Form 10KSB/A
period 1995-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 1995-10-30
CIK 849636

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ----------

                                  FORM 10-KSB/A
(MARK ONE)
     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the fiscal year ended June 30, 1995

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from            to
                         Commission file number 0-17951

                                    ----------

                          CORTEX PHARMACEUTICALS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               DELAWARE                               33-0303583
    (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)



15241 BARRANCA PARKWAY, IRVINE, CALIFORNIA              92718
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                 (714) 727-3157
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act:    Units, consisting of three (3) shares of
                                                                 Common Stock, $0.001 par value, and two
                                                                 (2) Redeemable Class A Purchase Warrants
                                                               Common Stock, $0.001 par value
                                                               Redeemable Class A Purchase Warrants
                                                               Redeemable Class B Common Stock Purchase
                                                                 Warrants
                                                               (TITLE OF CLASSES)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90
days.  YES /X/   NO  / /

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB / /.

     Issuer's revenues for its most recent fiscal year were $0. The aggregate market value of the voting stock held by non-affiliates as of June 30, 1995 was $14,189,883 (based on the last sale price of the common stock as reported by Nasdaq).

    6,126,521 shares of Common Stock were outstanding at September 28, 1995.

                                    ----------
                               Page 1 of 13 Pages

                                TABLE OF CONTENTS

PART III

     Item 9.        Directors, Executive Officers, Promoters
                    and Control Persons; Compliance with
                    Section 16(a) of the Exchange Act. . . . . . . . . . . . .   1

     Item 10.       Executive Compensation . . . . . . . . . . . . . . . . . .   5

     Item 11.       Security Ownership of Certain Beneficial
                    Owners and Management. . . . . . . . . . . . . . . . . . .   8

     Item 12.       Certain Relationships and Related
                    Transactions . . . . . . . . . . . . . . . . . . . . . . .  10

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A)OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:

NAME                           AGE  POSITION

Carl W. Cotman, Ph.D. (1)      55   Director
Harvey S. Sadow, Ph.D. (1)(2)  73   Chairman of the Board of Directors
Alan A. Steigrod               58   President and Chief Executive Officer (until
                                    October 31, 1995) and Director
Jerome M. Arnold (1)(3)        54   Director
Davis L. Temple, Jr., Ph.D.    52   Director
Michael G. Grey (2)(3)         42   Director
Gary S. Lynch, Ph.D. (2)       52   Director
D. Scott Hagen                 39   Vice President, Chief Financial Officer and
                                    Secretary.  Acting President and Chief
                                    Operating Officer.

(1)  Member of the Board of Directors' Compensation Committee.

(2)  Member of the Board of Directors' Audit Committee.

(3)  Member of the Board of Directors' Stock Option Committee.


DIRECTORS

     CARL W. COTMAN, PH.D., 55 has been a Scientific Director of and consultant to the Company since October 1987, served as a director of the Company from March 1989 to October 1990, and was reelected as a director in November 1991. Dr. Cotman has been a Professor of Psychobiology, Neurology, and Psychiatry at the University of California, Irvine since 1985. He was a Professor of Psychobiology and Neurology at that University from 1983 to 1985, and has held various other teaching and research positions at that University since 1968. He chaired the Scientific Advisory Council of the American Paralysis Association and is a member of numerous professional associations and committees, including the Council of the American Society for Neurochemistry, the National Institute of Aging Task Force, the American Association for the Advancement of Science and the International Society for Neurochemistry. Dr. Cotman has served on the editorial boards of numerous scientific journals and has authored or co-authored seven books and over 400 articles in the fields of neurobiology, memory and cognition, and the recovery of function after brain injury. Dr. Cotman holds a B.A. in Chemistry from Wooster College, an M.A. in Analytical Chemistry from Wesleyan University, and a Ph.D. in Biochemistry from Indiana University.

     HARVEY S. SADOW, PH.D., 73, has been a director of the Company since March 1988 and Chairman of the Board of Directors since January 1991. Dr. Sadow was President and Chief Executive Officer of Boehringer Ingelheim Corporation, a major health care company, from 1971 until his retirement in January 1988 and was Chairman of the Board of that company from 1988 through December 1990.
Dr. Sadow was Chairman of the University of Connecticut Foundation, the President's Council of the American Lung Association, and the Connecticut Law Enforcement Foundation and was a member of the Board of Directors of the Pharmaceutical Manufacturers Association ("PMA") and Chairman of the Board of the PMA Foundation. Dr. Sadow is also a member of several other professional committees and societies, including the American Society for Clinical Pharmacology and Therapeutics. He has published extensively in the field of treatment of diabetes mellitus. Dr. Sadow is Chairman of Cholestech Corporation, a developer, manufacturer and seller of lipid measuring diagnostic products; a director of Telios Pharmaceuticals, Inc., a company involved in wound healing and other applications of cell adhesion; a director of Penederm, Inc., a developer and marketer of specialized products in the dermatology area; a director of Cytel Corporation, a biotechnology firm; and a director of several privately-held companies in the health care field. Dr. Sadow holds a B.S. from the Virginia Military Institute, an M.S. from the University of Kansas, and a Ph.D. from the University of Connecticut.

     ALAN A. STEIGROD, 58, joined the Company as President and Chief Executive Officer, and as a director, in February 1993. Mr. Steigrod has resigned as President and Chief Executive Officer effective October 31, 1995. From February 1991 to February 1993, Mr. Steigrod was an independent consultant to a number of biopharmaceutical firms. From 1981 to January 1991, he was with Glaxo Inc., most recently as Executive Vice President, Sales and Marketing. Prior to 1981,
Mr. Steigrod served in a succession of domestic and international management positions with Eli Lilly & Company and Boehringer Ingelheim Corporation.
Mr. Steigrod is a director of Zynaxis, Inc., a biopharmaceutical firm, and Sepracor, Inc., a pharmaceutical company. Mr. Steigrod holds a B.S. degree in Pharmacy from Temple University and has completed advanced corporate management programs at The Wharton School of the University of Pennsylvania and at Harvard University.

     JEROME M. ARNOLD, 54, was elected as a director in December 1993.
Mr. Arnold has been Chief Operating Officer, Clinics and Analytical Laboratories Worldwide, Pharmaco LSR Inc. since July 1994. Prior to that, he was President and Chief Executive Officer of CIBUS Pharmaceuticals, Inc., a pharmaceutical company, from August 1992 to June 1994. From March 1992 to August 1992, Mr. Arnold was Vice President of Market Planning and Development at Cato Research Ltd., and Executive Vice President of Operations of Research Triangle Pharmaceuticals Ltd., a contract clinical research organization and pharmaceutical company in its developmental stage, respectively, both of which are operating divisions of Cato Holdings, a privately-held firm. From June 1991 to December 1991, Mr. Arnold was Vice President of Marketing and Sales of Serono Laboratories, Inc., with responsibility for marketing, sales and business development. From 1988 to May 1991, Mr. Arnold was Vice President and General Manager of the hospital products division of Burroughs Wellcome Co. Mr. Arnold holds B.A. and B.S. degrees from Merrimack College, an M.B.A. degree from Suffolk University and has completed the Executive Program at the University of North Carolina Graduate School of Business Administration.

     DAVIS L. TEMPLE, JR., PH.D., 52, has been a director of and consultant to the Company since March 1994. Dr. Temple, now an independent consultant, was a Managing Director at Stover Haley Burns, Inc., a life science advisory group since January 1994 until September 1995. From 1990 until 1993, Dr. Temple served as Vice President, CNS Drug Discovery, of Bristol-Myers Squibb and from 1984 to 1990 he served as Senior Vice President, CNS Research at Bristol-Myers Company. Dr. Temple holds a B.S. degree in Pharmacy from Louisiana State University and a Ph.D. degree in Medicinal Chemistry and Pharmacology from the University of Mississippi.

     MICHAEL G. GREY, 42, has been a director of the Company since September 1994. Since November 1, 1994, Mr. Grey has been President of BioChem Therapeutic, Inc., a wholly-owned subsidiary of BioChem Pharma, an international biopharmaceutical company. From January 1994 to October 1994, Mr. Grey was Senior Vice President, Corporate Development of Titan Pharmaceuticals, Inc. a biopharmaceutical holding company and President and Chief Operating Officer at Ansan, Inc., an early stage biopharmaceutical company. From 1991 until 1993, Mr. Grey served as Vice President, Corporate Development of Glaxo, Inc., and from 1989 until 1991, Mr. Grey served as Director of International Licensing of Glaxo Holdings p.l.c., and was responsible for the worldwide licensing activities of Glaxo, Inc. Mr. Grey holds a B.Sc. degree in Chemistry from the University of Notingham.

     GARY S. LYNCH, PH.D., 52, has been a Scientific Director of and consultant to the Company since October 1987. He has served as a director of the Company since December 1994, and previously served as a director from March 1988 to March 1989. Dr. Lynch has been a Professor in the Department of Psychobiology at the University of California, Irvine, since 1981, and has held various other teaching and research positions at that University since 1969. He is a Professor at the University's Center for the Neurobiology of Learning and Memory. Dr. Lynch is a member of the Neuroscience Society and the International Brain Research Organization. He also serves on the Advisory Board of the Cognitive Neurosciences Institute. Dr. Lynch has authored and co-authored over 400 articles and a number of books in the areas of neurobiology, cognition, and memory. Dr. Lynch holds a B.A. in Psychology from the University of Delaware and a Ph.D. in Psychology from Princeton University.

EXECUTIVE OFFICER

     D. SCOTT HAGEN, 39, was appointed Acting President and Chief Operating Officer in October 1995, has been Vice President and Chief Financial Officer of the Company since January 1992, and was Vice President-Finance and Administration from September 1988 through December 1991. Mr. Hagen has been Secretary since August 1991. From 1981 to August 1988, he was employed by Chembiomed Ltd., a Canadian biopharmaceutical company, where he served in a progression of scientific and administrative positions. Mr. Hagen holds a B.Sc. in Biochemistry and an M.B.A. from the University of Alberta in Edmonton, Canada, where he also completed two years of graduate level study in biochemistry.

BOARD COMMITTEES

     All directors hold office until the next annual meeting of stockholders of the Company and the election and qualification of their successors. The Board of Directors of the Company has a standing Compensation Committee, Audit Committee and Stock Option Committee. The Board of Directors does not have a standing nominating committee. The functions of the Compensation Committee include advising the Board of Directors on officer compensation and on employee compensation generally. The Compensation Committee held one meeting during fiscal 1995, and currently consists of Mr. Arnold as Chairman of the Committee, Dr. Sadow and Dr. Cotman. The

Audit Committee has the responsibility of recommending to the Board of Directors the appointment of the Company's outside auditors, examining the results of audits and reviewing internal accounting controls. The Audit Committee held no meetings during fiscal 1995, since its responsibilities were addressed at the meetings of the Board of Directors. The Audit Committee currently consists of Dr. Sadow as Chairman, Dr. Lynch and Mr. Grey. The function of the Stock Option Committee is to administer the Company's stock plans. The Stock Option Committee held three meetings during fiscal 1995, and currently consists of Mr. Arnold as Chairman and Mr. Grey. There are no family relationships between any of the directors or executive officers of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1995 the Company's officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements, except that (i) one Annual Statement of Changes in Beneficial Ownership on Form 5 relating to five stock option grants was filed late by Dr. Davis Temple, (ii) one Annual Statement of changes in Beneficial Ownership on Form 5 relating to four stock option grants was filed late by Dr. Gary Lynch, (iii) one Annual Statement of Changes in Beneficial Ownership on Form 5 relating to three stock option grants was filed late by Harvey Sadow,
(iv) one Annual Statement of Changes in Beneficial Ownership relating to a single stock option grant was filed late by D. Scott Hagen, (v) one Annual Statement of Changes in Beneficial Ownership on Form 5 relating to two stock option grants was filed late by Michael Grey, (vi) one Annual Statement of Changes in Beneficial Ownership relating to three stock option grants was filed late by Dr. Carl Cotman and (vii) one Annual Statement of Changes in Beneficial Ownership relating to two stock option grants was filed late by Jerome Arnold.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth summary information concerning compensation paid or accrued by the Company for services rendered during the three fiscal years ended June 30, 1995, to the Company's Chief Executive Officer and to the other executive officer employed by the Company as of June 30, 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                         ANNUAL COMPENSATION               COMPENSATION AWARDS
                                 -----------------------------------    -------------------------
NAME AND                                              OTHER ANNUAL                    ALL OTHER
PRINCIPAL POSITION        YEAR   SALARY   BONUS     COMPENSATION (2)    OPTIONS(#)   COMPENSATION
-------------------------------------------------------------------------------------------------
Alan A. Steigrod (1)      1995  $207,440      $--       $12,559        195,600 (3)       $--
President and Chief       1994   196,602   74,000        17,483        119,500            --
Executive Officer         1993    74,000       --        21,273        180,000            --

D. Scott Hagen            1995  $124,583  $15,000        $9,346         15,000           $--
Vice President,           1994   114,035   25,000         9,577             --            --
Chief Financial Officer   1993    96,692       --         8,308          5,000            --
and Secretary

----------
(1) Mr. Steigrod was appointed President and Chief Executive Officer in February 1993 and served until October 1995.

(2) Accrued or paid-out vacation pay, sick pay and/or relocation reimbursements.

(3)  Represents options issued to replace 195,600 of cancelled options.


OPTION MATTERS

     OPTION GRANTS. The following table sets forth certain information concerning grants of stock options to each of the Company's executive officers named in the Summary Compensation Table during the fiscal year ended June 30, 1995.

                    OPTION GRANTS IN LAST FISCAL YEAR

                                    % OF TOTAL
                                     OPTIONS
                                    GRANTED TO
                       OPTIONS     EMPLOYEES IN     EXERCISE        EXPIRATION
NAME                   GRANTED     FISCAL YEAR      PRICE($/SH)     DATE
-------------------------------------------------------------------------------------------------
Alan A. Steigrod     100,000 (1)       30%           $3.50          02/03/03
                      65,560 (2)       20%            3.50          11/30/03
                      30,040 (3)        9%            4.50          11/30/03

D. Scott Hagen        15,000            5%           $3.125         01/12/05

----------
(1)  Represents options granted to replace 100,000 canceled options.
(2)  Represents options granted to replace 65,560 canceled options.
(3)  Represents options granted to replace 30,040 canceled options.

     OPTION EXERCISES. The following table sets forth certain information concerning the exercise of options by each of the Company's executive officers named in the Summary Compensation Table during the fiscal year ended June 30, 1995, including the aggregate value of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of June 30, 1995. Also reported are the values for "in the money" options which represent the positive spread between the exercise prices of any such existing stock options and $3.00, the last sale price of Common Stock on June 30, 1995 as reported by Nasdaq.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                         VALUE REALIZED
                                          (MARKET PRICE                                    VALUE OF UNEXERCISED
                                            AT EXERCISE      NUMBER OF UNEXERCISED             IN-THE-MONEY
                     SHARES ACQUIRED      LESS EXERCISE       OPTIONS AT FY-END            OPTIONS AT FY-END
NAME                     ON EXERCISE             PRICE)    EXERCISABLE UNEXERCISABLE    EXERCISABLE UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------------
Alan A. Steigrod            0                  $0            175,007      100,593               $0       $0

D. Scott Hagen              0                   0             22,800       16,200            7,000        0


EMPLOYMENT AND CONSULTING AGREEMENTS

     In February 1993, the Company entered into a three-year employment agreement with Mr. Steigrod. Under the agreement, Mr. Steigrod is entitled to a base salary of $210,000 per year with an annual bonus at the discretion of the Board of Directors of the Company, in cash and/or equity equal to between 15% and 50% of his base salary. In connection with his employment, Mr. Steigrod was granted options to purchase an aggregate of 180,000 shares of Common Stock, of which 100,000 shares had an exercise price of $8.75, the fair market value on the date of grant, and 80,000 shares had an exercise price of $4.375, representing 50% of fair market value on the date of grant. The options were 20% vested on the date of grant and the balance vests periodically through January 31, 1998. In March 1995, 100,000 of these options were cancelled and reissued as options to purchase 100,000 shares of common stock at $3.50 per share, the then fair market value of the common stock. Options to purchase an additional 95,600 shares with an exercise price of $9.375 per share, representing 100% of then fair market value, were granted to Mr.
Steigrod on December 1, 1993 pursuant to a one-time anti-dilution provision in his employment agreement. These options were cancelled on March 23, 1995 and reissued as options to purchase 65,560 shares of common stock at an exercise price of $3.50 per share, the then fair market value of the common stock, and options to purchase 30,040 shares of common stock at $4.50 per share. Such options have a term and vesting provisions identical to the options described above. In June 1995, Mr. Steigrod's annual salary was voluntarily decreased by $10,000.

     Mr. Hagen entered into a three-year employment agreement with the Company, commencing September 1, 1988. The employment agreement was renewed for additional one-year terms as of September 1, 1991, 1992 and 1993, and was amended and extended effective September 1, 1994 for a term ending December 31, 1995. The agreement currently provides for a base salary of $130,000 with an annual bonus of between $10,000 and $30,000. In December 1993, options to purchase a total of 14,000 shares of Common Stock at an exercise price of $2.50 per share, which were originally granted in 1989, were extended by the Stock Option Committee for an additional three-year period, or until February 1997. The aggregate difference between exercise price and fair market value of the Common Stock on the date of the extension has been recorded as compensation expense. In the event that Mr. Hagen's employment is terminated other than for cause or as a result of his voluntary resignation, death or disability, he will receive a severance payment equal to six months' salary. Mr. Hagen voluntarily reduced his annual compensation by $5,000 beginning June 1, 1995.

     Drs. Carl W. Cotman and Gary S. Lynch (both of whom are co-founders and Scientific Directors of the Company) have each entered into a consulting agreement with the Company that provides for the payment of an annual consulting fee of $30,000. In December 1993, Dr. Lynch was awarded a bonus of $25,000 by the Board of Directors in recognition of his contributions to the AMPAKINE-TM-program. In September 1994, and again in July 1995, his consulting fee was increased to $50,000 and $75,000 per year, respectively. Also in September 1994, Dr. Cotman's consulting fee was increased to $33,000 per year. The term of each consulting agreement commenced in November 1987 and will continue until terminated by the respective parties thereto. The consulting agreements obligate the respective consultants to make themselves available to the Company for consulting and advisory services for an average of three days per month. In June 1995, each of the consultants voluntarily reduced their annual consulting fees by $10,000. In December 1993, the Board of Directors instructed its Stock Option Committee to annually review the contributions of Drs. Cotman and Lynch and to grant stock options in recognition of those contributions, and to encourage future contributions, to them in such amounts as are deemed appropriate by the Committee. On December 13, 1993, the Committee granted options to purchase 5,000 shares of Common Stock, with an exercise price equal to 100% of fair market value of the Common Stock on the date of grant and vesting over a three-year period, to each of Drs. Cotman and Lynch. On the same date, an additional option to purchase 7,000 shares of Common Stock, with an exercise price equal to 100% of fair market value of the Common Stock and full vesting on the date of grant, was granted to Dr. Lynch in recognition of his contributions to the AMPAKINE-TM- program. On March 24, 1994, the Committee granted options to purchase

5,000 shares of Common Stock, with an exercise price of $8.4375 per share, the then fair market value, to each of Drs. Cotman and Lynch. These options vest over a three-year period. On December 15, 1994, the Committee granted options to purchase 20,000 shares of Common Stock with an exercise price of $3.125 per share, the then fair market value, and vesting over a four-year period to Dr. Cotman. On the same date, Dr. Lynch was granted options to purchase 70,000 shares of Common Stock at the same exercise price, and with the same vesting period. See also Director Compensation.

     Dr. Davis L. Temple, a director of the Company, signed a consulting agreement with the Company that includes the payment of consulting fees of $10,000 for each six months of service. On February 27, 1995, the Stock Option Committee, in recognition of his contributions to the Company, granted Dr. Temple options to purchase 20,000 shares of the Company's common stock at an exercise price of $2.125 per share, representing the fair market value of the common stock on that date. See also Director Compensation.


DIRECTOR COMPENSATION

     Each non-employee director (other than those who join the Board of Directors to oversee an investment in the Company) receives $1,500 at each Board of Directors meeting attended, and an additional $750 annual retainer for each committee on which he or she serves.

     Under the Company's 1989 Incentive Stock Option, Nonqualified Stock Option and Stock Purchase Plan, each non-employee director (other than those who serve on the Board of Directors to oversee an investment in the Company) is automatically granted options to purchase 15,000 shares of Common Stock upon commencement of service as a director and additional options to purchase 2,500 shares of Common Stock on the date of each Annual Meeting of Stockholders. These nonqualified options have an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant, have a ten-year term and vest in equal increments of 25% on the anniversary dates of the dates of grant. Non-employee directors who serve on the Board of Directors to oversee an investment in the Company receive options to purchase 5,000 shares of Common Stock upon commencement of service as a director and additional options to purchase 1,000 shares of Common Stock on the date of each Annual Meeting of Stockholders. These nonqualified options have an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant, have a ten-year term and vest in equal increments of 25% on the last day of each calendar quarter following the dates of grant. The foregoing plan is subject to approval by the Company's stockholders. In accordance with such plan, in January 1995 an aggregate of 75,600 options were granted to the non-employee directors of the Company. As previously approved by the stockholders, and currently in effect, each director receives options to purchase 5,000 shares upon commencement of service and additional options to purchase 1,000 shares on the date of each Annual Meeting of Stockholders.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, to the knowledge of the Company, certain information regarding the beneficial ownership of the Company's Common Stock as of September 30, 1995, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company's directors and nominees, (iii) each of the named executive officers in the Summary Compensation Table and (iv) all of the Company's executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of Common Stock indicated.


DIRECTORS, NOMINEES,                           SHARES              PERCENT OF
OFFICERS, AND 5%                           BENEFICIALLY          COMMON STOCK
STOCKHOLDERS                                   OWNED          BENEFICIALLY OWNED
--------------------------------------------------------------------------------
Jerome M. Arnold                               3,250 (1)                *

Carl W. Cotman, Ph.D.                        104,584 (2)               1.7

D. Scott Hagen                                23,200 (3)                *

Michael G. Grey                                4,250 (4)                *

Gary S. Lynch, Ph.D.                         123,974 (5)               2.0

Harvey S. Sadow, Ph.D.                        23,250 (6)                *

Alan A. Steigrod                             197,500 (7)               3.1

Davis L. Temple, Jr., Ph.D.                    4,250 (8)                *

Alkermes, Inc.                               350,000 (9)               5.5
64 Sidney Street
Cambridge, MA  02139

Quantum Partners LDC                       1,100,000                  17.9
Soros Fund Management
888 Seventh Avenue, 33rd Floor
New York, NY 10106

All officers, directors and nominees
   as a group (8 persons)                    481,258                   7.5

----------
*   Less than one percent

(1) Includes 3,250 shares that may be purchased upon exercise of options within 60 days of September 30, 1995.

(2) Includes 6,584 shares that may be purchased upon exercise of options within 60 days of September 30, 1995.

(3) Includes 22,800 shares that may be purchased upon exercise of options within 60 days of September 30, 1995.

(4) Includes 1,250 shares that may be purchased upon exercise of options within 60 days of September 30, 1995.

(5) Includes 10,334 shares that may be purchased upon exercise of options within 60 days of September 30, 1995.

(6) Includes 13,250 shares that may be purchased upon exercise of options within 60 days of September 30, 1995.

(7) Includes 194,300 shares that may be purchased upon exercise of options within 60 days of September 30, 1995.

(8) Includes 4,250 shares that may be purchased upon exercise of options within 60 days of September 30, 1995.

(9) Includes 200,000 shares that may be acquired upon exercise of warrants.

The Company is not aware of any arrangements that may at a subsequent date result in a change of control of the Company.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company's Restated Certificate of Incorporation provides that, pursuant to Delaware Law, directors of the Company shall not be liable for monetary damages for breach of the directors' fiduciary duty of care to the Company and its stockholders. This provision does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctions or other forms of non-monetary relief remain available under Delaware Law. In addition, each director will continue to be subject to liability for breach of the director's duty of loyalty to the Company, for acts or omissions not in good faith or involving intentional misconduct, for knowing violations of law, for actions leading to improper personal benefit to the director and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware Law. The provision also does not affect a director's responsibility under any other law, such as the federal securities laws. The Company has entered into Indemnification Agreements with each of its officers and directors that obligate the Company to indemnify them as permitted by applicable law.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 27, 1995          CORTEX PHARMACEUTICALS, INC.
                                 (Registrant)


                                 By: /s/ D. Scott Hagen
                                     ----------------------------------------
                                     D. Scott Hagen, Vice President and Chief
                                     Financial Officer