Form 10QSB
period 1995-09-30
CORTEX PHARMACEUTICALS INC/DE/
filed 1995-11-03
CIK 849636

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


(Mark One)
  *       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED     September 30, 1995
                                                     ---------------------------

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------    ACT OF 1934 FOR THE TRANSITION PERIOD FROM              TO
                                                     ------------    -----------


                        COMMISSION FILE NUMBER    0-17951




                          CORTEX PHARMACEUTICALS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)





               Delaware                                33-0303583
     (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

                15241 Barranca Parkway, Irvine, California, 92718
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


                                 (714) 727-3157
                          (ISSUERS'S TELEPHONE NUMBER)

                                 NOT APPLICABLE
                       ----------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                           IF CHANGED SINCE LAST YEAR)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
YES   *     NO
    -----      -----



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.



             6,159,855 shares of Common Stock as of November 1, 1995

                          CORTEX PHARMACEUTICALS, INC.
                                      INDEX

                                                                     PAGE NUMBER
                                                                     -----------
PART I.   FINANCIAL INFORMATION



     Item 1.   Financial Statements

               Balance Sheets -- September 30, 1995 and June 30, 1995. . . . 3

               Statements of Operations -- Three months ended
               September 30, 1995 and 1994; and period from inception (February 10, 1987) through September 30, 1995. . . 4

               Statements of Cash Flows -- Three months ended
               September 30, 1995 and 1994 and period from inception (February 10, 1987) through September 30, 1995. . . 5

               Notes to Financial Statements . . . . . . . . . . . . . . . . 7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . . . . . 8

PART II.  OTHER INFORMATION

     Item 3.   Defaults upon Senior Securities . . . . . . . . . . . . . . . 11

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 11

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

PART I.        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS


                          CORTEX PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS


                                                                          (UNAUDITED)              (NOTE)
                                                                   September 30, 1995       June 30, 1995
---------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $     89,974        $    149,880
  U.S. government securities -- available for sale                          2,972,598           3,689,356
  Other current assets                                                         41,278              92,212
                                                                         ------------        ------------
    Total current assets                                                    3,103,850           3,931,448

Furniture, equipment and leasehold improvements, net                          870,845             931,794
Other                                                                          23,659              23,130
                                                                         ------------        ------------
                                                                         $  3,998,354        $  4,886,372
                                                                         ------------        ------------
                                                                         ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $    413,630        $    377,589
  Accrued dividends                                                            54,450             183,150
  Accrued wages, salaries and related expenses                                 31,523              35,223
  Current obligations under capital leases                                      7,904               7,698
                                                                         ------------        ------------
    Total current liabilities                                                 507,507             603,660

Obligations under capital leases                                                7,951              10,016
Note payable issuable to Alkermes, Inc.                                     1,000,000           1,000,000

Stockholders' equity:
  9% cumulative convertible preferred stock, $0.001
    par value; $1.00 per share liquidation preference;
    shares authorized: 1,250,000; shares issued and
    outstanding: 110,000 (September 30, 1995) and
    370,000 (June 30, 1995)                                                   110,000             370,000
  Series B convertible preferred stock, $0.001 par value;
    $0.6667 per share liquidation preference; shares
    authorized: 3,200,000; shares issued and
    outstanding: 150,000 (September 30, 1995) and
    525,000 (June 30, 1995)                                                    86,810             303,837
  Common stock, $0.001 par value; shares authorized:
    20,000,000; shares issued and outstanding:
    6,159,855 (September 30, 1995) and 6,085,201
    (June 30, 1995)                                                             6,160               6,085
  Additional paid-in capital                                               24,573,281          23,957,790
  Deferred compensation                                                      (131,220)           (145,359)
  Unrealized loss on available for
    sale U.S. government securities                                            (6,474)            (18,606)
  Deficit accumulated during the development stage                        (22,155,661)        (21,201,051)
                                                                         ------------        ------------
    Total stockholders' equity                                              2,482,896           3,272,696
                                                                         ------------        ------------
                                                                         $  3,998,354        $  4,886,372
                                                                         ------------        ------------
                                                                         ------------        ------------

                         SEE ACCOMPANYING NOTES.


NOTE: THE BALANCE SHEET AS OF JUNE 30, 1995 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.

                          CORTEX PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                   Period from
                                                                                                     inception
                                                                                                 (February 10,
                                                                  Three months ended             1987) through
                                                                     September 30,               September 30,
                                                            ------------------------------
                                                                  1995                1994                1995
--------------------------------------------------------------------------------------------------------------
Revenues:
  Research and license revenue under an agreement
    with Alkermes, Inc.                                   $         --         $        --        $  3,600,000
  Grant revenue                                                     --                  --              94,717
                                                          ------------         -----------        ------------
    Total revenues                                                  --                  --           3,694,717

Operating expenses:
  Research and development expenses                            665,478           1,074,401          16,957,013
  General and administrative expenses                          323,444             426,296           8,730,271
  Settlement with Alkermes, Inc.                                    --                  --           1,227,977
                                                          ------------         -----------        ------------
    Total operating expenses                                   988,922           1,500,697          26,915,261
                                                          ------------         -----------        ------------
Loss from operations                                          (988,922)         (1,500,697)        (23,220,544)
Interest income, net                                            34,312              44,812           1,204,557
                                                          ------------         -----------        ------------
Net loss                                                  $   (954,610)        $(1,455,885)       $(22,015,987)
                                                          ------------         -----------        ------------
                                                          ------------         -----------        ------------
Weighted average common shares outstanding                   6,086,804           6,073,942
                                                          ------------         -----------
                                                          ------------         -----------
Net loss per share                                        $      (0.16)        $     (0.24)
                                                          ------------         -----------
                                                          ------------         -----------

                         SEE ACCOMPANYING NOTES.

                          CORTEX PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                                  Period from
                                                                                                                    inception
                                                                                                                (February 10,
                                                                                 Three months ended             1987) through
                                                                                    September 30,               September 30,
                                                                        ---------------------------------
                                                                                 1995                1994                1995

-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  NET LOSS                                                              $    (954,610)      $  (1,455,885)      $ (22,015,987)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                            58,173              45,522             936,971
      Settlement with Alkermes, Inc.                                               --                  --           1,227,977
      Changes in operating assets/liabilities:
        Accounts payable and accrued expenses                                  32,341            (109,689)            445,153
        Accrued interest on U.S. government securities                        (21,080)             (5,858)            (39,041)
        Other current assets                                                   50,934             (30,438)            (41,278)
        Interest receivable from former officer                                    --                  --             (19,274)
      Realized loss on sale of U.S. government securities                         551              23,085              53,598
      Stock option compensation expense                                        14,139              14,138             527,839
      Stock issued for services                                                    --                  --              28,750
      Reduction in note receivable from former
        officer--compensation expense                                              --                  --              22,600
      Other                                                                        --                  --               7,989
                                                                        -------------       -------------       -------------
  NET CASH USED IN OPERATING ACTIVITIES                                      (819,552)         (1,519,125)        (18,864,703)
                                                                        -------------       -------------       -------------

Cash flows from investing activities:
  U.S. government securities--available-for-sale--
    Purchases                                                                      --          (3,853,748)        (16,847,670)
    Proceeds from sales                                                       749,418           5,863,594          13,854,041
  Purchase of fixed assets                                                         --            (135,134)         (1,778,540)
  Sale of fixed assets                                                          2,777                  --              10,236
  Decrease (increase) in--
    Other assets                                                                 (529)              1,092             (40,399)
    Note receivable from former officer                                            --                  --            (100,000)
                                                                        -------------       -------------       -------------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         751,666           1,875,804          (4,902,332)
                                                                        -------------       -------------       -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                        9,839                  --          20,913,448
  Proceeds from issuance of Series B
    convertible preferred stock                                                    --                  --           1,841,108
  Proceeds from issuance of 9% preferred stock                                     --                  --           1,076,588
  Proceeds from subordinated convertible note                                      --                  --             208,333
  Payment of 9% preferred stock dividends                                          --                  --            (110,250)
  Redemption of 9% preferred stock                                                 --             (63,750)            (63,750)
  Redemption of common stock                                                       --                  --                (350)
  Principal payments on capitalized leases                                     (1,859)                 --              (8,118)
                                                                        -------------       -------------       -------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           7,980             (63,750)         23,857,009
                                                                        -------------       -------------       -------------

Increase (decrease) in cash and cash equivalents                              (59,906)            292,929              89,974
Cash and cash equivalents, beginning of period                                149,880             160,956                  --
                                                                        -------------       -------------       -------------
Cash and cash equivalents, end of period                                $      89,974       $     453,885       $      89,974
                                                                        -------------       -------------       -------------
                                                                        -------------       -------------       -------------

                         SEE ACCOMPANYING NOTES.
                                             (CONTINUED ...)

                          CORTEX PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                             (UNAUDITED, CONTINUED)


                                                                                                                  Period from
                                                                                                                    inception
                                                                                                                (February 10,
                                                                                 Three months ended             1987) through
                                                                                    September 30,               September 30,
                                                                        ---------------------------------
                                                                                 1995                1994                1995

-----------------------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing
and financing activities:

  Accretion of 9% preferred stock                                       $          --       $          --       $     139,674

  Conversion of 9% preferred stock to common stock                            388,700                  --           1,311,686

  Conversion of Series B preferred stock
    to common stock                                                           217,027                  --           1,754,273

  Capital lease obligation incurred to lease equipment                             --                  --              23,973

                         SEE ACCOMPANYING NOTES.

CORTEX PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
Period from Inception (February 10, 1987) through September 30, 1995
(UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION


The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-
B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-KSB. Certain previously reported amounts have been reclassified to conform with the June 30, 1995 and September 30, 1995 presentation.

NOTE 2 -- DEVELOPMENT STAGE ENTERPRISE

From inception (February 10, 1987) through September 30, 1995, the Company has generated only modest operating revenues and has incurred losses aggregating $22,015,987. As of September 30, 1995, the Company had working capital of $2,596,343, which under current spending plans will sustain its operations through June 1996. Continued operation beyond June 1996 will require additional capital. Over the longer term, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenues adequate to support the Company's cost structure.

NOTE 3 -- REVERSE STOCK SPLIT

On January 11, 1995, the Company effected a one-for-five reverse stock split of its common stock and in connection therewith revised the authorized number of shares of common stock to 20,000,000 shares, with no change in the par value of $0.001 per share. The accompanying financial statements have been adjusted retroactively to give effect to the reverse stock split.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS

From inception (February 10, 1987) through September 30, 1995, the Company's revenue has consisted of (i) $3,600,000 of license fees and research and development funding from January 1992 through June 1993 under the Company's agreement with Alkermes, Inc.(ii) net interest income aggregating $1,205,000, and (iii) $95,000 of grant revenue.

From inception (February 10, 1987) through September 30, 1995, the Company has sustained losses aggregating $22 million. Continuing losses are anticipated over the next several years, as the Company's ongoing operating expenses for preclinical research and early clinical development will only be offset, if at all, by licensing revenues under planned strategic alliances with larger pharmaceutical companies that the Company is seeking for the later stages of clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under these planned strategic alliances, if and as entered into, is likely to significantly affect the Company's operations, and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will be dependent upon successful commercial development of its products by its prospective partners to attain profitable operations from product royalties or other revenues based on product sales.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

The loss for the three-month period ended September 30, 1995 of $954,610 compares with a net loss of $1,455,885 for the corresponding prior year period. Operating expenses were lower in the current year period primarily as a result of expenses incurred during the three-month period ended September 30, 1994 in connection with the commencement in October 1994 of human clinical testing, along with a reduction in administrative and scientific personnel as of June 30, 1995.



Research and development expenses decreased from $1,074,401 to $665,478, or by $408,923 (38%), during the three-month period ended September 30, 1995 compared to the corresponding prior year period. The pre-clinical expenses incurred in the prior year period contributed $215,000 of the decrease. A reduction in employees in June 1995, a concomitant decrease in spending for laboratory supplies and lower outlays for scientific consulting were partially offset by an increase in patent expenses. General and administrative expenses decreased from $426,296 to $323,444, or by $102,852 (24%) during the three-month period ended September 30, 1995 compared to the corresponding prior year period. The decrease was due to a decrease in full-time employees and related benefits, as well as lower spending for consulting and investor and public relations activities.

PLAN OF OPERATIONS; LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1995, the Company had cash, cash equivalents and short-term investments totaling $3.1 million and working capital of $2.6 million. In comparison, as of September 30, 1994, the Company had cash, cash equivalents and short-term investments of $7.9 million and working capital of $7.3 million. The decreases resulted from amounts required to fund operating losses, to purchase capital equipment and to construct a medicinal chemistry laboratory. From inception (February 10, 1987) through September 30, 1995, net expenditures for furniture, equipment and leasehold improvements aggregated $1.8 million.

Cortex has funded its organizational and research and development activities primarily from the issuance of equity securities, with net proceeds from such issuances from inception (February 10, 1987) through September 30, 1995 aggregating $24 million. An additional $3.6 million in research and license payments was received from Alkermes, Inc. between January 1992 and June 1993 in connection with a development and license agreement with that firm. Interest income from inception through September 30, 1995, which approximates funds received, was $1.2 million.

Cortex anticipates that its existing cash, cash equivalents and short-term investments, combined with a modest amount of anticipated interest income, will be sufficient to satisfy its capital requirements through June 30, 1996 under current spending plans. The Company will require additional funds to continue its operations beyond June 1996.


The Company is seeking collaborative or other arrangements with larger pharmaceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. However, competition for such arrangements with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to satisfy their funding requirements through such arrangements. Accordingly, although the Company is presently engaged in discussions with a number of candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all. The Company is considering the possibility of raising additional capital through the sale of debt or equity. If the Company proceeds with a debt or equity financing, there can be no assurance that funds will be available on favorable terms, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

Over the next twelve months, the Company plans to conduct additional preclinical and Phase I clinical studies on its AMPAKINE-TM- compounds. This planned research is estimated to involve a twelve-month expenditure of approximately $1.2 million. This amount includes approximately $550,000 of funding for sponsored research in academic laboratories, to which the Company is commited under various license, sponsored research and consulting agreements. The Company does not plan significant purchases or sales of plant or equipment over the next twelve months, nor significant changes to its complement of employees, except as may be called for under corporate partnering agreements that may be entered into. A workforce reduction of approximately twenty-five percent was effected in June 1995. As of September 30, 1995, Cortex had 12 full-time employees and two part-time employees.

As of September 30, 1995, Cortex had outstanding 110,000 shares of 9% cumulative convertible preferred stock, which accrue cumulative dividends semi-annually at an annual rate of $0.09 per share. To conserve capital for operations, the Company has elected not to distribute the dividends that have accrued from June 15, 1990. Accrued and unpaid dividends as of September 30, 1995 were $54,450.

The Company leases approximately 30,000 square feet of research laboratory, office and expansion space under an operating lease that expires on May 31, 1999, with an additional five-year option at 95% of the then fair market rental rate. The commitments under the lease agreement for the years ending June 30, 1996, 1997, 1998 and 1999 are $192,000, $198,000, $203,000 and $192,000,
respectively. Minimum obligations have not been reduced by minimum sublease rentals of $60,500 receivable during the year ending June 30, 1996 under a noncancelable sublease.

The settlement of the license dispute with Alkermes, Inc. involved the issuance by the Company of a $1,000,000 three-year promissory note accruing interest semi-annually at the then federal funds rate. The Company also agreed to pay Alkermes, Inc. a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations.

Over the longer term, Cortex will require substantial additional capital, which it intends to raise through a combination of corporate partnering and financing activities, to complete its development phase and, assuming that its proposed products can be successfully developed and marketed, to make the transition to profitable operations. There can be no assurance that the Company will be able to enter into corporate partnering arrangements on favorable terms, or at all, or that any such arrangements will reduce the Company's future funding requirements. There can also be no assurance that any such arrangements that may be entered into will continue. Additional equity or debt financings will be required, and any equity financings are likely to cause dilution to then-existing shareholders.

The Company's proposed products are in the preclinical or early clinical stage of development and will require significant further research, development, clinical testing and regulatory clearances. They are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that any or all of the proposed products will be found to be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances, that the proposed products, although effective, will be uneconomical to market, that third parties may now or in the future hold proprietary rights that preclude the Company from marketing them, or that third parties will market a superior or equivalent product. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products or applications. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the Company does not expect to be able to commercialize any therapeutic drug for at least five years, either directly or through its corporate partners or licensees. There can be no assurance that the Company's proposed products will prove to be safe or effective or receive regulatory approvals that are required for commercial sale.

PART II.  OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES


The Board of Directors of the Company elected not to distribute the semi-annual dividends that have accrued from June 15, 1990 on the Company's 9% cumulative convertible preferred stock, in order to conserve capital for operations. As of September 30, 1995, accrued and unpaid dividends on the 9% cumulative convertible preferred stock were $54,450.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

      EXHIBIT
      NUMBER        DESCRIPTION
      -------------------------------------------------------------------------

         27         Financial Data Schedule


     (B)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 1995.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CORTEX PHARMACEUTICALS, INC.


  November 3, 1995           By: /s/ D. Scott Hagen
                                ---------------------------------------------
                                D. Scott Hagen
                                Acting President and Chief Operating Officer; Vice President and Chief Financial Officer; Corporate Secretary
                                (Principal Executive Officer; Principal
                                Financial and Accounting Officer)