Form 10QSB
period 1995-12-31
CORTEX PHARMACEUTICALS INC/DE/
filed 1996-02-14
CIK 849636

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB


(Mark One)
  /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO



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


                                 NOT APPLICABLE
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                           IF CHANGED SINCE LAST YEAR)



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

           6,556,730 shares of Common Stock as of February 12, 1996

                          CORTEX PHARMACEUTICALS, INC.
                                      INDEX

                                                                   PAGE NUMBER
                                                                   -----------

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements


          Balance Sheets -- December 31, 1995 and June 30, 1995. . . . . 3

          Statements of Operations -- Three months ended
          December 31, 1995 and 1994; and period from
          inception (February 10, 1987) through December 31, 1995. . . . 4

          Statements of Cash Flows -- Three months ended
          December 31, 1995 and 1994 and period from
          inception (February 10, 1987) through December 31, 1995. . . . 5

          Notes to Financial Statements. . . . . . . . . . . . . . . . . 7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . . . 9

PART II.  OTHER INFORMATION

  Item 3. Defaults upon Senior Securities. . . . . . . . . . . . . . .  12

  Item 4. Submission of Matters to a Vote of Security Holders. . . . .  12

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                          CORTEX PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS


                                                              (UNAUDITED)           (NOTE)
                                                           DECEMBER 31, 1995     JUNE 30, 1995
                                                           -----------------     -------------

ASSETS
Current assets:
 Cash and cash equivalents                                   $    123,029        $    149,880
 U.S. government securities -- available for sale               5,235,830           3,689,356
 Other current assets                                              97,250              92,212
                                                             ------------        ------------
   Total current assets                                         5,456,109           3,931,448

Furniture, equipment and leasehold improvements, net              820,820             931,794
Other                                                              23,659              23,130
                                                             ------------        ------------
                                                             $  6,300,588        $  4,886,372
                                                             ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                            $    155,216        $    377,589
 Accrued dividends                                                 59,400             183,150
 Accrued wages, salaries and related expenses                      32,696              35,223
 Current obligations under capital leases                           8,098               7,698
                                                            -------------        ------------
   Total current liabilities                                      255,410             603,660

Obligations under capital leases                                    5,853              10,016
Note payable issuable to Alkermes, Inc.                         1,012,658           1,000,000

Stockholders' equity:
 9% cumulative convertible preferred stock, $0.001
   par value; $1.00 per share liquidation preference;
   shares authorized: 1,250,000; shares issued and
   outstanding: 110,000 (December 31, 1995) and
   370,000 (June 30, 1995)                                        110,000             370,000
 Series B convertible preferred stock, $0.001 par value;
   $0.6667 per share liquidation preference; shares
   authorized: 3,200,000; shares issued and
   outstanding: 150,000 (December 31, 1995) and
   525,000 (June 30, 1995)                                         86,810             303,837
 Series C convertible preferred stock, $0.001 par value;
   $25,000 per share liquidation preference; shares
   authorized: 160; shares issued and outstanding: 160
   (December 31, 1995)                                          3,447,732                  --
 Common stock, $0.001 par value; shares authorized:
   20,000,000; shares issued and outstanding:
   6,159,855 (December 31, 1995) and 6,085,201
   (June 30, 1995)                                                  6,160               6,085
 Additional paid-in capital                                    24,601,734          23,957,790
 Deferred compensation                                                 --            (145,359)
 Unrealized loss on available for
   sale U.S. government securities                                   (461)            (18,606)
 Deficit accumulated during the development stage             (23,225,308)        (21,201,051)
                                                            -------------        ------------
   Total stockholders' equity                                   5,026,667           3,272,696
                                                            -------------        ------------
                                                            $   6,300,588        $  4,886,372
                                                            =============        ============


               SEE ACCOMPANYING NOTES.


NOTE: THE BALANCE SHEET AS OF JUNE 30, 1995 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.

                          CORTEX PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                               PERIOD FROM
                                                                                                INCEPTION
                                       THREE MONTHS ENDED             SIX MONTHS ENDED     (FEBRUARY 10, 1987)
                                           DECEMBER 31,                 DECEMBER 31,             THROUGH
                                       ------------------            -------------------       DECEMBER 31,
                                       1995           1994           1995           1994           1995
                                       ----           ----           ----           ----    ------------------
Revenues:
 Research and license revenue
   under an agreement with
   Alkermes, Inc.                 $    --         $   --         $   --        $   --         $  3,600,000
 Grant revenue                         --             --             --            --               94,717
                                  -----------     -----------    -----------   -----------    ------------
   Total revenues                      --             --             --            --            3,694,717

Operating expenses:
 Research and development             607,438       1,214,645      1,272,916     2,289,046      17,664,451
 General and administrative           487,731         467,724        811,175       894,020       9,118,002
 Settlement with Alkermes, Inc.         --              --             --            --          1,227,977
                                  -----------     -----------    -----------   -----------    ------------
   Total operating expenses         1,095,169       1,682,369      2,084,091     3,183,066      28,010,430
                                  -----------     -----------    -----------   -----------    ------------
Loss from operations               (1,095,169)     (1,682,369)    (2,084,091)   (3,183,066)    (24,315,713)
Interest income, net                   25,522          66,150         59,834       110,962       1,230,079
                                  -----------     -----------    -----------   -----------    ------------
Net loss                          $(1,069,647)    $(1,616,219)   $(2,024,257)  $(3,072,104)   $(23,085,634)
                                  ===========     ===========    ===========   ===========    ============
Weighted average common
 shares outstanding                 6,159,855       6,074,937      6,123,330     6,074,439
                                  ===========     ===========    ===========   ===========
Net loss per share                $     (0.17)    $     (0.27)   $     (0.33)  $     (0.51)
                                  ===========     ===========    ===========   ===========


                   SEE ACCOMPANYING NOTES.

                          CORTEX PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            PERIOD FROM
                                                                                             INCEPTION
                                                              SIX MONTHS ENDED          (FEBRUARY 10, 1987)
                                                                 DECEMBER 31,                 THROUGH
                                                              -------------------           DECEMBER 31,
                                                              1995            1994             1995
                                                              ----            ----      ------------------

Cash flows from operating activities:
 Net Loss                                                  $(2,024,257)   $(3,072,104)   $(23,085,634)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                             115,322         93,863         994,120
     Settlement with Alkermes, Inc.                              --             --          1,227,977
     Changes in operating assets/liabilities:
       Accounts payable and accrued expenses                  (224,900)      (218,094)        187,912
       Accrued interest on U.S. government securities          (27,129)       (14,067)        (45,090)
       Other current assets                                     (5,038)       (13,603)        (97,250)
       Interest receivable from former officer                   --             --            (19,274)
     Realized loss on sale of U.S. government securities           958         38,689          54,005
     Stock option compensation expense                          42,109         28,277         555,809
     Stock issued for services                                   --             --             28,750
     Reduction in note receivable from former
       officer--compensation expense                             --             --             22,600
     Changes in other assets and other
       long term liabilities                                    12,658          --             20,647
                                                           -----------    -----------    ------------
 NET CASH USED IN OPERATING ACTIVITIES                      (2,110,277)    (3,157,039)    (20,155,428)
                                                           -----------    -----------    ------------

Cash flows from investing activities:
 U.S. government securities--available-for-sale--
   Purchases                                                (6,351,193)    (3,371,091)    (23,198,863)
   Proceeds from sales                                       4,849,034      6,906,191      17,953,657
 Purchase of fixed assets                                       (7,124)      (386,867)     (1,785,664)
 Sale of fixed assets                                            2,777          --             10,236
 Decrease (increase) in--
   Other assets                                                   (529)         1,092         (40,399)
   Note receivable from former officer                           --              --          (100,000)
                                                           -----------    -----------    ------------
 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        (1,507,035)     3,149,325      (7,161,033)
                                                           -----------    -----------    ------------

Cash flows from financing activities:
 Proceeds from issuance of common stock                          9,839          2,343      20,913,448
 Proceeds from issuance of Series C
   convertible preferred stock                               3,584,385          --          3,584,385
 Proceeds from issuance of Series B
   convertible preferred stock                                   --             --          1,841,108
 Proceeds from issuance of 9% preferred stock                    --             --          1,076,588
 Proceeds from subordinated convertible note                     --             --            208,333
 Payment of 9% preferred stock dividends                         --             --           (110,250)
 Redemption of 9% preferred stock                                --           (63,750)        (63,750)
 Redemption of common stock                                      --             --               (350)
 Principal payments on capitalized leases                       (3,763)        (2,673)        (10,022)
                                                           -----------    -----------    ------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         3,590,461        (64,080)     27,439,490
                                                           -----------    -----------    ------------

Increase (decrease) in cash and cash equivalents               (26,851)       (71,794)        123,029
Cash and cash equivalents, beginning of period                 149,880        160,956           --
                                                           -----------    -----------    ------------
Cash and cash equivalents, end of period                   $   123,029    $    89,162    $    123,029
                                                           ===========    ===========    ============


               SEE ACCOMPANYING NOTES.
                                      (CONTINUED ...)

                          CORTEX PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                             (UNAUDITED, CONTINUED)

                                                                                            PERIOD FROM
                                                                                             INCEPTION
                                                              SIX MONTHS ENDED          (FEBRUARY 10, 1987)
                                                                 DECEMBER 31,                 THROUGH
                                                              -------------------           DECEMBER 31,
                                                              1995            1994             1995
                                                              ----            ----      ------------------

Supplemental schedule of non-cash investing and financing activities:

 Accretion of 9% preferred stock                           $  --          $    --         $  139,674

 Conversion of 9% preferred stock to common stock           388,700            --          1,311,686

 Conversion of Series B preferred stock
   to common stock                                          217,027           --           1,754,273

 Capital lease obligation incurred to lease equipment         --            23,973            23,973



               SEE ACCOMPANYING NOTES.

CORTEX PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
Period from Inception (February 10, 1987) through December 31, 1995
(UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-KSB. Certain previously reported amounts have been reclassified to conform with the June 30, 1995 and December 31, 1995 presentation.

NOTE 2 -- DEVELOPMENT STAGE ENTERPRISE

From inception (February 10, 1987) through December 31, 1995, the Company has generated only modest operating revenues and has incurred losses aggregating $23,085,634. As of December 31, 1995, the Company had working capital of $5,200,699, which under current spending plans will sustain its operations through December 1996. Over the longer term, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenues adequate to support the Company's cost structure.

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

NOTE 4 -- PRIVATE PLACEMENT

On December 8, 1995, the Company sold 160 shares of newly created Series C Preferred Stock at a price of $25,000 per share, resulting in net proceeds of approximately $3,600,000. The shares are convertible, as to one-third of total shares on each of January 22, 1996, February 21, 1996 and March 22, 1996 into the Company's common stock at a conversion price of the lower of
(i) $2.825 per share of common stock or (ii) 85% of the fair market value of the common stock on the date of conversion based on the average bid price during the five trading days prior to the date of conversion. Based on the $2.825 conversion price, all of the Series C Preferred Stock is convertible into an aggregate of 1,415,929 shares of common stock. At any time the fair market value of the common stock is less than $3.32 per share, the effective conversion price will be less than $2.825 and the Series C Preferred Stock will be convertible into a larger number of shares of common stock. In addition, holders of the Series C Preferred Stock have a liquidation preference, after payment of full liquidation preference to holders of 9% Preferred Stock and in parity with the Series B Preferred Stock, of an amount equal to the sum of $25,000, plus an amount equal to 10% of $25,000 per year commencing December 8, 1995. Upon receipt of a notice of conversion from a Series C Preferred Stockholder, the Company may elect to redeem the shares for a price equal to the closing bid price on the date of conversion multiplied by the number of shares of common stock issuable upon such conversion. On December 8, 1997 each share of Series C Preferred Stock then outstanding will automatically convert into common stock at the conversion price then in effect. The Company may elect to redeem the Series C Preferred Stock at any time commencing January 22, 1996, subject to certain restrictions, at a redemption price ranging from 130% to 115% of the liquidation preference. The Company intends to use the proceeds for general corporate purposes and to fund additional clincial testing and preclinical toxicology studies of its lead compounds.

In connection with the placement, the Company paid to Swartz Investments, Inc. a placement fee and expenses aggregating $400,000. In addition, the Company issued to Swartz a five-year warrant to purchase 106,195 shares of the Company's common stock at an exercise price of $2.825 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

RESULTS OF OPERATIONS

From inception (February 10, 1987) through December 31, 1995, the Company's revenue has consisted of (i) $3,600,000 of license fees and research and development funding from January 1992 through June 1993 under the Company's agreement with Alkermes, Inc. (ii) net interest income aggregating $1,230,000, and (iii) $95,000 of grant revenue. The Company sustained losses aggregating $21,061,377 for the period from inception (February 10, 1987) through June 30, 1995 and a loss of $2,024,257 for the six-month period ended December 31, 1995, for a cumulative loss from inception (February 10, 1987) through December 31, 1995 of $23,085,634. The loss for the three-month period ended December 31, 1995 of $1,069,647 compares with a net loss of $1,616,219 for the corresponding prior year period. The loss for the six-month period ended December 31, 1995 was $2,024,257, compared to a loss of $3,072,104 for the corresponding prior year period.

Research and development expenses decreased from $1,214,645 to $607,438, or by $607,207 (50%), during the three-month period ended December 31, 1995 compared to the corresponding prior year period. The same expenses decreased from $2,289,046 to $1,272,916, or by $1,016,130 (44%), during the six-month period ended December 31, 1995. The decreases were primarily due to expenses incurred during the three- and six-month periods ended December 31, 1994 in connection with the commencement in October 1994 of human clinical testing. A reduction in scientific personnel as of June 30, 1995, a resulting decrease in laboratory supplies, lower outlays for scientific consulting and reduced payments under technology rights agreements contributed most of the remaining decreases.

General and administrative expenses increased slightly from $467,724 to $487,731, or by $20,007 (4%) during the three-month period ended December 31, 1995 compared to the corresponding prior year period. The same expenses decreased from $894,020 to $811,175, or by $82,845 (9%), during the six-month period ended December 31, 1995 due to lower spending for consulting and investor and public relations activities.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

PLAN OF OPERATION; LIQUIDITY AND CAPITAL RESOURCES

Cortex has funded its organizational and research and development activities primarily from the issuance of equity securities, with net proceeds from such issuances from inception (February 10, 1987) through December 31, 1995 aggregating $28 million. An additional $3.6 million in research and license payments was received from Alkermes, Inc. between January 1992 and June 1993 in connection with a development and license agreement with that firm. Interest income from inception through December 31, 1995, which approximates funds received, was $1.2 million.

As of December 31, 1995, the Company had cash, cash equivalents and short-term investments totaling $5.4 million and working capital of $5.2 million. Cortex anticipates that its existing cash, cash equivalents and short-term investments, combined with a modest amount of anticipated interest income, will be sufficient to satisfy its capital requirements through December 31, 1996 under current spending plans.

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

As of December 31, 1995, Cortex had outstanding 110,000 shares of 9% cumulative convertible preferred stock, which accrue cumulative dividends semi-annually at an annual rate of $0.09 per share. To conserve capital for operations, the Company has elected not to distribute the dividends that have accrued from June 15, 1990. Accrued and unpaid dividends as of December 31, 1995 were $59,400.

The settlement in October 1995 of a license dispute with Alkermes, Inc. involved the issuance by the Company of a $1,000,000 three-year promissory note accruing interest semi-annually at the then federal funds rate, in exchange for reacquisition of commercial rights to Cortex's calpain inhibitor products. The Company also agreed to pay Alkermes, Inc. a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations.

Over the next twelve months, the Company plans to conduct additional preclinical and Phase I clinical studies on its AMPAKINE-TM- compounds. This planned research involves a twelve-month expenditure of approximately $1.2 million. This amount includes approximately $550,000 of funding for sponsored research in academic laboratories, to which the Company is committed under various license, sponsored research and consulting agreements. Significant investments in plant or equipment or substantial changes to staffing levels are not contemplated under current spending plans for the next twelve months. As of December 31, 1995, Cortex had 12 full-time employees and three part-time employees.

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

PART II.  OTHER INFORMATION

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Board of Directors of the Company elected not to distribute the semi-annual dividends that have accrued from June 15, 1990 on the Company's 9% cumulative convertible preferred stock, in order to conserve capital for operations. As of December 31, 1995, accrued and unpaid dividends on the 9% cumulative convertible preferred stock were $59,400.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 12, 1995, the Company held its Annual Meeting of Stockholders, with stockholders holding 3,780,969 shares of common stock (representing 61% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchanges Act of 1934. Jerome M. Arnold, Carl W. Cotman, Ph.D., Michael G. Grey, Harvey S. Sadow, Ph.D., Davis
L. Temple, Jr., Ph.D. and Robert F. Allnutt were listed as management's nominees in the Proxy Statement and were elected as directors at the meeting. The votes for each nominee were as follows:

                                 NUMBER OF           NUMBER OF         VOTES
    NAME                     AFFIRMATIVE VOTES     NEGATIVE VOTES     WITHHELD
    ----                     -----------------     --------------     --------


    Jerome M. Arnold              3,712,503             68,466            0
    Carl W. Cotman, Ph.D.         3,712,403             68,566            0
    Michael G. Grey               3,712,503             68,466            0
    Harvey S. Sadow, Ph.D.        3,712,503             68,466            0
    Davis L. Temple, Jr., Ph.D.   3,712,473             68,496            0
    Robert F. Allnutt             3,711,723             69,246            0

At the meeting, the Company also sought the approval of the stockholders of an amendment to the Company's 1989 Incentive Stock Option, Non-Qualified Stock Option and Stock Purchase Plan to increase the number of shares of common stock issuable thereunder to 700,000. The proposal was approved by 3,425,886 affirmative votes. There were 165,578 negative votes and 30,656 abstentions with respect to this proposal.

At the meeting, the Company also sought the approval of the stockholders of an amendment to the Company's 1989 Special Non-Qualified Stock Option and Stock Purchase Plan to increase the number of shares of common stock issuable thereunder to 400,000. There were 3,419,615 affirmative votes, 174,017 negative votes and 28,488 abstentions with respect to this proposal.

At the meeting, the Company also sought the approval of the stockholders of an amendment to the Company's Non-Employee Director Formula Grant Plan to (i) provide for the automatic grant of options to purchase 15,000 shares of common stock to non-employee directors of the Company (other than those who serve on the Board to oversee an investment of the Company) upon commencement of service with the Company, and the automatic grant of options to purchase 2,500 shares of common stock to such non-employee directors on the date of each annual meeting of stockholders, and (ii) provide for the automatic grant of options to purchase 5,000 shares of common stock to non-employee directors of the Company upon commencement of service on the Board to oversee an investment in the Company and the automatic grant of options to purchase 1,000 shares of the Company's common stock to such non-employee directors on the date of each annual meeting of stockholders.
The proposal was approved by 3,456,337 affirmative votes. There were 157,527 negative votes and 30,296 abstentions with respect to this proposal.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     EXHIBIT
      NUMBER          DESCRIPTION
    --------          -----------

       27        Financial Data Schedule


     (b)  REPORTS ON FORM 8-K

          On December 22, 1995, the Company filed a Report on Form 8-K to report under Item 5 "Other Events" the sale of 160 shares of Series C Preferred Stock in a private placement to overseas investors. See Note 4 of Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CORTEX PHARMACEUTICALS, INC.





February 14, 1996          By:  /S/ D. Scott Hagen
                                ---------------------------------------------
                                D. Scott Hagen
                                Acting President and Chief Operating Officer;
                                Vice President and Chief Financial Officer;
                                Corporate Secretary
                                (Principal Executive Officer; Principal
                                Financial and Accounting Officer)