Form 10QSB
period 1996-03-31
CORTEX PHARMACEUTICALS INC/DE/
filed 1996-05-14
CIK 849636

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB


(Mark One)

  *      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- -----    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED     March 31, 1996
                                                     --------------------

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- -----    ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________.


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

              7,415,197 shares of Common Stock as of May 10, 1996

                             CORTEX PHARMACEUTICALS, INC.
                                        INDEX

                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets -- March 31, 1996 and June 30, 1995.................3

           Statements of Operations -- Three months ended
           March 31, 1996 and 1995; nine months ended March 31,
           1996 and 1995; and period from inception (February 10,
           1987) through March 31, 1996.......................................4

           Statements of Cash Flows -- Three months ended
           March 31, 1996 and 1995; nine months ended March 31,
           1996 and 1995; and period from inception (February 10,
           1987) through March 31, 1996.......................................5

           Notes to Financial Statements......................................7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations; Plan of Operation.............8

PART II. OTHER INFORMATION

  Item 3.   Defaults upon Senior Securities...................................11

  Item 6.   Exhibits and Reports on Form 8-K..................................11

SIGNATURES....................................................................12

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                             CORTEX PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                                    BALANCE SHEETS



                                                                     (UNAUDITED)              (NOTE)
                                                                  March 31, 1996       June 30, 1995
- ----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $ 2,706,334         $   149,880
   U.S. government securities -- available for sale                   1,986,060           3,689,356
   Other current assets                                                 127,359              92,212
                                                                    -----------         -----------
      Total current assets                                            4,819,753           3,931,448

Furniture, equipment and leasehold improvements, net                    784,001             931,794
Other                                                                    23,659              23,130
                                                                    -----------         -----------
                                                                    $ 5,627,413         $ 4,886,372
                                                                    -----------         -----------
                                                                    -----------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $   161,867         $   377,589
   Accrued dividends                                                     59,400             183,150
   Accrued wages, salaries and related expenses                          37,292              35,223
   Current obligations under capital leases                               8,297               7,698
                                                                    -----------         -----------
       Total current liabilities                                        266,856             603,660

Obligations under capital leases                                          3,702              10,016
Note payable issuable to Alkermes, Inc.                               1,025,746           1,000,000

Stockholders' equity:
   9% cumulative convertible preferred stock, $0.001
      par value; $1.00 per share liquidation preference;
      shares authorized: 1,250,000; shares issued and
      outstanding: 110,000 (March 31, 1996) and
      370,000 (June 30, 1995)                                           110,000             370,000
   Series B convertible preferred stock, $0.001 par value;
      $0.6667 per share liquidation preference; shares
      authorized: 3,200,000; shares issued and
      outstanding: 150,000 (March 31, 1996) and
      525,000 (June 30, 1995)                                            86,810             303,837
   Series C convertible preferred stock, $0.001 par value;
      $25,000 per share liquidation preference; shares
      authorized: 160; shares issued and outstanding: 67
      (March 31, 1996)                                                1,354,457                  --
   Common stock, $0.001 par value; shares authorized:
      20,000,000; shares issued and outstanding:
      7,158,509 (March 31, 1996) and 6,085,201
      (June 30, 1995)                                                     7,159               6,085
   Additional paid-in capital                                        27,104,765          23,957,790
   Deferred compensation                                                     --            (145,359)
   Unrealized gain (loss) on available for
      sale U.S. government securities                                       132             (18,606)
   Deficit accumulated during the development stage                 (24,332,214)        (21,201,051)
                                                                    -----------         -----------
      Total stockholders' equity                                      4,331,109           3,272,696
                                                                    -----------         -----------
                                                                    $ 5,627,413         $ 4,886,372
                                                                    -----------         -----------
                                                                    -----------         -----------


              SEE ACCOMPANYING NOTES.

NOTE: THE BALANCE SHEET AS OF JUNE 30, 1995 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.

                             CORTEX PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                                                                                  Period from
                                                                                                                    inception
                                                  Three months ended                Nine months ended           (February 10,
                                                       March 31,                         March 31,              1987) through
                                             -----------------------------     -----------------------------        March 31,
                                                     1996             1995             1996             1995             1996
- -----------------------------------------------------------------------------------------------------------------------------
Revenues:
  Research and license revenue
     under an agreement with
     Alkermes, Inc.                         $         --     $         --     $         --     $         --     $  3,600,000
  Grant revenue                                       --               --               --               --           94,717
                                            ------------     ------------     ------------     ------------     ------------
     Total revenues                                   --               --               --               --        3,694,717

Operating expenses:
  Research and development                       760,890          856,293        2,033,806        3,145,339       18,325,341
  General and administrative                     441,276          384,259        1,252,451        1,278,279        9,659,278
  Settlement with Alkermes, Inc.                      --               --               --               --        1,227,977
                                            ------------     ------------     ------------     ------------     ------------
     Total operating expenses                  1,202,166        1,240,552        3,286,257        4,423,618       29,212,596
                                            ------------     ------------     ------------     ------------     ------------
Loss from operations                          (1,202,166)      (1,240,552)      (3,286,257)      (4,423,618)     (25,517,879)
Interest income, net                              56,882           45,857          116,716          156,819        1,286,961
                                            ------------     ------------     ------------     ------------     ------------
Net loss                                    $ (1,145,284)    $ (1,194,695)    $ (3,169,541)    $ (4,266,799)    $(24,230,918)
                                            ------------     ------------     ------------     ------------     ------------
                                            ------------     ------------     ------------     ------------     ------------
Weighted average common
  shares outstanding                           6,536,803        6,075,429        6,260,152        6,074,756
                                            ------------     ------------     ------------     ------------
                                            ------------     ------------     ------------     ------------
Net loss per share                          $      (0.18)    $      (0.20)    $      (0.51)    $      (0.70)
                                            ------------     ------------     ------------     ------------
                                            ------------     ------------     ------------     ------------


                     SEE ACCOMPANYING NOTES.

                             CORTEX PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                                                                  Period from
                                                                                                                    inception
                                                                                     Nine months ended          (February 10,
                                                                                         March 31,              1987) through
                                                                               -----------------------------        March 31,
                                                                                       1996             1995             1996
- ------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  NET LOSS                                                                    $ (3,169,541)    $ (4,266,799)    $(24,230,918)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                                              173,055          151,215        1,051,853
        Settlement with Alkermes, Inc.                                                  --               --        1,227,977
        Changes in operating assets/liabilities:
           Accounts payable and accrued expenses                                  (175,276)        (376,809)         237,536
           Accrued interest on U.S. government securities                          (64,012)          25,258          (81,973)
           Other current assets                                                    (35,147)          (5,150)        (127,359)
           Interest receivable from former officer                                      --               --          (19,274)
        Realized loss on sale of U.S. government securities                            969           48,358           54,016
        Stock option compensation expense                                           42,109           42,108          555,809
        Stock issued for services                                                       --               --           28,750
        Reduction in note receivable from former
           officer--compensation expense                                                --               --           22,600
        Changes in other assets and other long term liabilities                     25,747               --           33,736
                                                                              ------------     ------------     ------------
  NET CASH USED IN OPERATING ACTIVITIES                                         (3,202,096)      (4,381,819)     (21,247,247)
                                                                              ------------     ------------     ------------

Cash flows from investing activities:
  U.S. government securities--available-for-sale--
     Purchases                                                                 (13,102,660)      (3,368,838)     (29,950,330)
     Proceeds from sales                                                        14,887,736        8,082,208       27,992,359
  Purchase of fixed assets                                                         (28,038)        (400,431)      (1,806,578)
  Sale of fixed assets                                                               2,777               --           10,236
  Decrease (increase) in--
     Other assets                                                                     (529)           1,092          (40,399)
     Note receivable from former officer                                                --               --         (100,000)
                                                                              ------------     ------------     ------------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            1,759,286        4,314,031       (3,894,712)
                                                                              ------------     ------------     ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                           428,436            2,295       21,332,045
  Proceeds from issuance of Series C
     convertible preferred stock                                                 3,576,543               --        3,576,543
  Proceeds from issuance of Series B
     convertible preferred stock                                                        --               --        1,841,108
  Proceeds from issuance of 9% preferred stock                                          --               --        1,076,588
  Proceeds from subordinated convertible note                                           --               --          208,333
  Payment of 9% preferred stock dividends                                               --               --         (110,250)
  Redemption of 9% preferred stock                                                      --          (63,750)         (63,750)
  Redemption of common stock                                                            --               --             (350)
  Principal payments on capitalized leases                                          (5,715)          (4,445)         (11,974)
                                                                              ------------     ------------     ------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            3,999,264          (65,900)      27,848,293
                                                                              ------------     ------------     ------------

Increase (decrease) in cash and cash equivalents                                 2,556,454         (133,688)       2,706,334
Cash and cash equivalents, beginning of period                                     149,880          160,956               --
                                                                              ------------     ------------     ------------
Cash and cash equivalents, end of period                                      $  2,706,334     $     27,268     $  2,706,334
                                                                              ------------     ------------     ------------
                                                                              ------------     ------------     ------------


                    SEE ACCOMPANYING NOTES.
                                                    (CONTINUED ...)

                             CORTEX PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF CASH FLOWS
                                (UNAUDITED, CONTINUED)


                                                                                                                  Period from
                                                                                                                    inception
                                                                                     Nine months ended          (February 10,
                                                                                         March 31,              1987) through
                                                                               -----------------------------        March 31,
                                                                                       1996             1995             1996
- ------------------------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing
and financing activities:


  Accretion of 9% preferred stock                                              $        --      $        --        $ 139,674

  Conversion of 9% preferred stock to common stock                                 388,700               --        1,311,686

  Conversion of Series B preferred stock
     to common stock                                                               217,027               --        1,754,273

  Conversion of Series C preferred stock
     to common stock                                                             2,085,433               --        2,085,433

  Capital lease obligation incurred to lease equipment                                  --           23,973           23,973


                    SEE ACCOMPANYING NOTES.

CORTEX PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
Period from Inception (February 10, 1987) through March 31, 1996
(UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996. For further information, refer to the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-KSB. Certain previously reported amounts have been reclassified to conform with the June 30, 1995 and March 31, 1996 presentation.

NOTE 2 -- DEVELOPMENT STAGE ENTERPRISE

From inception (February 10, 1987) through March 31, 1996, the Company has generated only modest operating revenues and has incurred losses aggregating $24,230,918. As of March 31, 1996, the Company had working capital of $4,552,897, which under current spending plans will sustain its operations into early calendar 1997. Successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenues adequate to support the Company's cost structure.

NOTE 3 -- REVERSE STOCK SPLIT

On January 11, 1995, the Company effected a one-for-five reverse stock split of its common stock and revised the authorized number of shares of common stock to 20,000,000 shares, with no change in the par value of $0.001 per share. The accompanying financial statements have been adjusted retroactively to give effect to the reverse stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

INTRODUCTORY NOTE

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward looking statements be subject to the safe harbors created thereby. These forward-looking statements relate to (i) future research plans and expenditures, (ii) potential collaborative arrangements, and (iii) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business and technology, which involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

RESULTS OF OPERATIONS

From inception (February 10, 1987) through March 31, 1996, the Company's revenue has consisted of (i) $3,600,000 of license fees and research and development funding from January 1992 through June 1993 under an earlier agreement with Alkermes, Inc. (ii) net interest income aggregating $1,287,000, and (iii) $95,000 of grant revenue. The Company sustained losses aggregating $21,061,377 for the period from inception (February 10, 1987) through June 30, 1995 and a loss of $3,169,541 for the nine-month period ended March 31, 1996, for a cumulative loss from inception (February 10, 1987) through March 31, 1996 of $24,230,918. The loss for the three-month period ended March 31, 1996 of $1,145,284 compares with a net loss of $1,194,695 for the corresponding prior year period. The loss for the nine-month period ended March 31, 1996 was $3,169,541, compared to a loss of $4,266,799 for the corresponding prior year period.

Research and development expenses decreased from $856,293 to $760,890, or by $95,403 (11%), during the three-month period ended March 31, 1996 compared to the corresponding prior year period. The same expenses decreased from $3,145,339 to $2,033,806, or by $1,111,533 (35%), during the nine-month period ended March 31, 1996. The decreases were primarily due to costs incurred during the three- and nine-month periods ended March 31, 1995 in connection with the October 1994 commencement of human clinical testing of AMPALEX-TM-, which is being developed for the potential treatment of deficits of memory and cognition from Alzheimer's disease. A reduction in scientific personnel as of June 30, 1995, a concomitant decrease in laboratory supplies, lower outlays for scientific consulting and decreased funding of external research programs were partially offset by an increase in spending for patent filings to produce most of the remaining decreases.

General and administrative expenses increased from $384,259 to $441,276, or by $57,017 (15%) during the three-month period ended March 31, 1996 compared to the corresponding prior year period. The increase was due to recruiting expenses related to the search for a new Chief Executive Officer, partially offset by lower spending for consulting services. General and administrative expenses decreased from $1,278,279 to $1,252,451, or by $25,828 (2%), during the nine-
month period ended March 31, 1996 due to lower spending for consulting activities, partially offset by recruiting fees.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

PLAN OF OPERATION; LIQUIDITY AND CAPITAL RESOURCES

Cortex has funded its organizational and research and development activities primarily from the issuance of equity securities, with net proceeds from such issuances from inception (February 10, 1987) through March 31, 1996 aggregating $28 million. An additional $3.6 million in research and license payments was received from Alkermes, Inc. between January 1992 and June 1993 in connection with an earlier development and license agreement with that firm. Interest income from inception through March 31, 1996, which approximates funds received, was $1.3 million.

As of March 31, 1996, the Company had cash, cash equivalents and short-term investments totaling $4.7 million and working capital of $4.6 million. Cortex anticipates that its existing cash, cash equivalents and short-term investments, combined with a modest amount of anticipated interest income, will be sufficient to satisfy its capital requirements into early calendar 1997 under current spending plans.

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

As of March 31, 1996, Cortex had outstanding 110,000 shares of 9% cumulative convertible preferred stock, which accrue cumulative dividends semi-annually at an annual rate of $0.09 per share. To conserve capital for operations, the Company has elected not to distribute the dividends that have accrued from June 15, 1990. Accrued and unpaid dividends as of March 31, 1996 were $59,400.

The settlement in October 1995 of a license dispute with Alkermes, Inc. involved the issuance by the Company of a $1,000,000 three-year promissory note accruing interest semi-annually at the current federal funds rate, in exchange for reacquisition from Alkermes of commercial rights to calpain inhibitor products. The Company also agreed to pay Alkermes, Inc. a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations.

Over the next twelve months, the Company plans to conduct additional preclinical and Phase I clinical studies on its AMPAKINE-TM- compounds. This planned research involves a twelve-month expenditure of approximately $4 million. This amount includes approximately $750,000 of funding for sponsored research in academic laboratories, to which the Company is or will be committed under various license agreements and sponsored research agreements. Significant investments in plant or equipment or substantial changes to staffing levels are not contemplated under current spending plans for the next twelve months. As of March 31, 1996, Cortex had 15 full-time employees and one part-time employee, and has since recruited two additional full-time employees.

The Company is seeking collaborative or other arrangements with larger pharmaceutical companies, under which it is intended that such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. However, competition for such arrangements is intense, with a large number of biopharmaceutical companies attempting to secure strategic alliances with more established pharmaceutical companies. Although the Company is presently engaged in discussions with a number of candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all. Accordingly, the Company presently intends to raise additional capital through the sale of additional debt or equity securities. If the

Company proceeds with a debt or equity financing, there can be no assurance that the funds will be available on favorable terms, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

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

The products that Cortex is developing are in the preclinical or early clinical stage of development and will require significant further research, development, clinical testing and regulatory clearances. They are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that any or all of the proposed products will be found to be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances, that the proposed products, although effective, will be uneconomical to market, that third parties may now or in the future hold proprietary rights that preclude the Company from marketing them, or that third parties will market a superior or equivalent product. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products or applications. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the Company does not expect to be able to commercialize any therapeutic drug for at least five years, either directly or through its corporate partners or licensees. There can be no assurance that the Company's proposed products will prove to be safe or effective or receive the regulatory approvals that are required for commercial sale.

PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Board of Directors of the Company elected not to distribute the semi-annual dividends that have accrued from June 15, 1990 on the Company's 9% cumulative convertible preferred stock, in order to conserve capital for operations. As of March 31, 1996, accrued and unpaid dividends on the 9% cumulative convertible preferred stock were $59,400.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

         EXHIBIT
         NUMBER    DESCRIPTION
          ----------------------------------------------------------------------

            27      Financial Data Schedule


         (b)  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during the quarter ended March 31, 1996.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CORTEX PHARMACEUTICALS, INC.




    May 13, 1996             By:       /s/ D. Scott Hagen
                                  ----------------------------------------
                                  D. Scott Hagen
                                  Acting President and Chief Operating Officer; Vice President and Chief Financial Officer; Corporate Secretary
                                  (Principal Executive Officer; Principal
                                  Financial and Accounting Officer)