Form 10KSB
period 1996-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 1996-10-15
CIK 849636

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                   FORM 10-KSB

      X        Annual Report pursuant to Section 13 or 15(d) of the Securities
     ---       Exchange Act of 1934
               For the fiscal year ended         June 30, 1996
                                         -----------------------------

                                       OR

               Transition Report pursuant to Section 13 or 15(d) of the
     ---       Securities Exchange Act of 1934
               For the transition period from                to
                                              --------------    -------------

                         Commission file number 0-17951

                          CORTEX PHARMACEUTICALS, INC.
                 (Name of small business issuer in its charter)

              Delaware                                     33-0303583
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                  Identification Number)


                15241 Barranca Parkway, Irvine, California, 92618
          (Address of principal executive offices, including zip code)

                                 (714) 727-3157
                           (Issuer's telephone number)

          Securities registered under Section 12(b) of the Act: None

          Securities registered under Section 12(g) of the Act:
               Common Stock, $0.001 par value

         (Titles of Classes)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days. YES   X
NO                                                                         -----
   -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X
                               -----

Revenues for the issuer's most recent fiscal year were $0. The aggregate market value of the voting stock held by non-affiliates as of June 30, 1996 was $32,305,770 (based on the last sale price of the common stock as reported by Nasdaq).

As of September 30, 1996, there were 7,589,270 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES       NO   X
                                                               -----    -----

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III: Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on December 12, 1996.

                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----

PART I

 Item 1.  Description of Business. . . . . . . . . . . . . . . . . . . . .   3

 Item 2.  Description of Property. . . . . . . . . . . . . . . . . . . . .  13

 Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  13

 Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . .  13

PART II

 Item 5.  Market for Common Equity and Related Stockholder Matters . . . .  14

 Item 6.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . . . .  15

 Item 7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . .  18

 Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure  . . . . . . . . . . . .  18

PART III

 Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act.. . . . . . .  18

 Item 10. Executive Compensation . . . . . . . . . . . . . . . . . . . . .  18

 Item 11. Security Ownership of Certain Beneficial Owners
           and Management. . . . . . . . . . . . . . . . . . . . . . . . .  18

 Item 12. Certain Relationships and Related Transactions . . . . . . . . .  18

 Item 13. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . S-1

FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . F-1

EXHIBIT INDEX AND EXHIBITS. . . . . . (Attached to this Report on Form 10-KSB)

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include statements regarding (i) future research plans, expenditures and results, (ii) potential collaborative arrangements,
(iii) the potential utility of the Company's proposed products, and (iv) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business and technology, which involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives or plans of the Company will be achieved.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Cortex Pharmaceuticals, Inc. ("Cortex" or the "Company") is a development stage enterprise that was organized in 1987 to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurodegenerative diseases and other neurological and psychiatric disorders. The primary product development effort at Cortex is centered on the AMPA receptor, a complex of proteins that is involved in most "excitatory" communication between nerve cells in the human brain. Cortex is developing a family of chemical compounds, known as AMPAKINEs-TM-, to enhance the activity of this receptor. Cortex believes that AMPAKINEs hold great promise for correcting deficits brought on by a variety of diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter. In October 1994, the Company initiated human safety studies with CX516 (AMPALEX-TM-) for the potential treatment of deficits of memory and cognition due to Alzheimer's disease. To date, thes studies have involved healthy young adult and healthy elderly volunteers. The Company plans to initiate a small study in Alzheimer's disease patients in fiscal 1997. Cortex is also investigating the potential utility of its AMPAKINEs in the treatment of schizophrenia. In fiscal 1996, the Company maintained a strong focus on the AMPA receptor program but, with the reacquisition of rights to calpain inhibitor compounds from Alkermes in October 1995, reinstituted a research effort in this area. In the fiscal years ended June 30, 1996 and 1995, the Company's expenditures on research and development were $2,677,577 and $4,138,731, respectively, with the decrease attributable to a higher level of human clinical testing of AMPALEX in fiscal 1995.

Each of Cortex's programs addresses a large potential market. The Company's current commercial development plans involve partnering with larger pharmaceutical companies for Phase II and later clinical testing, manufacturing and global marketing of its proposed products, while attempting to retain the right to eventually co-promote in the United States. If the Company is successful in the pursuit of this strategy, it is intended that it will be in a position to contain its costs over the next few years, to maintain its focus on the research and early development of novel pharmaceuticals (where it believes that it has a competitive advantage), and to eventually participate more fully in the commercial development of its proposed products in the United States. Cortex continues to seek collaborative or licensing arrangements with larger pharmaceutical companies that will permit AMPALEX-TM- to be advanced into later stages of clinical development and provide access to the extensive clinical trials management, manufacturing and marketing expertise of such companies. There can be no assurance, however, that the Company will secure such arrangements on favorable terms, or at all, or that its products will be successfully developed and approved for marketing by government regulatory agencies.

AMPA RECEPTOR PROGRAM

In June 1993, Cortex licensed from the University of California a new class of compounds--the AMPAKINEs--that facilitate the functioning of the AMPA subtype of receptor for the neurotransmitter glutamate. These AMPAKINE compounds interact in a highly specific manner with the AMPA receptor in the brain, lowering the amount of neuronal stimulation required to generate a response. It is hoped that this selective signal amplification will eventually find utility in the treatment of neurological diseases and disorders characterized by depressed functioning of brain pathways that utilize glutamate as a neurotransmitter. Two prominant diseases that may benefit from AMPA receptor-directed therapeutics are Alzheimer's disease and schizophrenia, both of which represent large unmet medical needs.

DEFICITS OF MEMORY AND COGNITION -- ALZHEIMER'S DISEASE

Impairment of memory and cognition is becoming a very serious problem as the elderly proportion of the population continues to increase. While not fatal (except when associated with diseases such as Alzheimer's disease) the incidence and prevalence of cognitive deficits increase inexorably with age. According to a General Accounting Office study, in 1985 approximately 3,900,000 Americans had deficits severe enough to greatly interfere with daily activity. Many elderly individuals are confined to nursing homes because of psychological disorientation and functional difficulties. According to a 1985 survey of nursing homes conducted by the National Center for Health Statistics, over half of the individuals in nursing homes have some degree of cognitive impairment. Pharmaceuticals to alleviate deficits in memory and cognition could potentially enable many of the elderly to remain independent longer.

Memory is not located in a specific area of the brain, but rather becomes established in multiple areas of the brain that are involved with different types of sensory information. The prevailing scientific theory is that the brain deals with new information by constructing electrochemical and structural frameworks to put the information into some sort of context. Most of this processing, at least three-fourths of which is taken up with complex activities often referred to as "associations," appears to be handled in the cerebral cortex. The cerebral cortex is where the brain generates thoughts, language and plans, controls sensations and voluntary movements, evokes imagination, and stores certain types of permanent memory.

Substantial scientific evidence points to a long-lasting change--known as "long-term potentiation," or LTP--in synapses (junctions between neurons) as the basis of many types of memory. Long-term potentiation involves a series of chemical reactions that creates a more stable information transfer point between neurons. Experimental disruption of these chemical reactions in lower animals has been shown to cause a disruption of memory acquisition. In an important experiment with mice, for example, a single genetic change was made to prevent the production of a protein involved in long-term potentiation. When the mice were tested, they were unable to learn to swim out of a maze that required memory of spatial cues.

Although disease and physiological malfunctions are thought to be the fundamental cause of severe mental decline, age itself is a contributory factor. The human brain loses about 10% of its weight over a normal life span. In the cerebral cortex, a great deal of the communication between neurons is mediated by receptors for the neurotransmitter glutamate, including a subtype usually designated as the AMPA receptor (which is involved in long-term potentiation). AMPA receptors and synapses decline in number with aging, making it more difficult for information to pass through and between areas of the cerebral cortex. A potential corrective approach to alleviate age-related cognitive deficits is therefore to develop novel compounds to enhance the activity of the AMPA receptors that are still present.

Alzheimer's disease is the best known destroyer of memory, already afflicting some four million Americans. With the aging of our population, unless a treatment is found the number of Americans with Alzheimer's disease is expected to double over the next two decades. According to the Alzheimer's Association, Alzheimer's disease is the third most expensive disease in the U.S. (after heart disease and cancer), with an estimated annual cost to society of $100 billion and a lifetime cost per patient of $174,000. The impact of an effective treatment, even a symptomatic one, would be enormous. Because the disease is so closely tied to aging, it has been estimated that delaying the onset of its symptoms by only five years would HALVE the number of people diagnosed with the disease.

Alzheimer's disease is a progressive, degenerative and uniformly fatal disease that slowly destroys the brain. The early symptoms are problems with memory of recent events and difficulty performing familiar tasks. As the disease progresses, other symptoms appear. These include confusion, personality change, behavioral change, impaired judgment, and difficulty finding words, finishing thoughts, or following directions. While the disease progresses at different rates in different individuals, eventually the victims are unable to care for themselves. Ultimately, they become less resistant to infections and other illnesses, which are often the actual cause of death.

It is in the early stages of Alzheimer's disease--the first few years--that Cortex believes AMPAKINEs may someday play a valuable role, enhancing the effectiveness of the brain cells that have not yet succumbed to the disease. This may alleviate the memory and cognitive deficits that make up the early symptoms. There is also a possibility that treatment with AMPAKINEs may slow the progression of Alzheimer's disease. The reason for this is that brain cells, or neurons, require continued excitatory input from other brain cells to remain alive. As neurons die, other neurons begin to lose their excitatory inputs, hastening their own death. It may be that maintaining the "tone" of the remaining neurons, by using AMPAKINEs to increase the effectiveness of the excitatory input that is still available, will slow this cascade of neuronal death.

The first major results of AMPAKINE testing in animal behavioral models of learning and memory were reported in early 1994 in the prestigious journal PROCEEDINGS OF THE NATIONAL ACADEMY OF SCIENCES. In these studies, which involved tests of both short- and long-term memory, AMPAKINE-treated rats performed significantly better than untreated control animals. The authors concluded that "facilitation of [excitatory] transmission causes a general improvement in memory encoding."

Perhaps the most compelling of the animal studies conducted to date involved an assessment of the effects of an AMPAKINE on memory performance in middle-aged rats. A number of researchers have demonstrated that healthy middle-aged rats have significant deficits in memory performance when compared to younger animals. This provides, in essence, an animal model for age-associated memory impairment in humans. In the study, which was published last year in SYNAPSE, the authors found that middle-aged rats showed striking deficits in performance on a maze task when compared with young adult animals, but when they were administered an AMPAKINE their performance was improved to levels equivalent to those found in young animals.

In these and other preclinical studies, the experimental compounds demonstrated pharmaceutically attractive qualities, including apparent low toxicity, rapid onset of action, rapid excretion and an ability to freely cross the blood-brain barrier (a semi-permeable barrier that prevents many drugs from getting into the brain).

Three human clinical studies have now been completed with CX516 ("AMPALEX"). The results of the two most recent studies were announced in the year ended June 30, 1996. In all three studies, CX516 was safe and well-tolerated on acute oral administration and, importantly, statistically-significant positive effects on memory performance were seen.

The initial study, conducted by AFB Parexel in Berlin, involved single administrations of drug or placebo to a total of 48 healthy young adult volunteers, ranging in age from 18 to 35. The trial was double-blinded and placebo controlled, and involved administering a single dose of drug, in capsule form, to each volunteer. Several dosages of drug were tested, including levels that exceeded the expected therapeutic range. At all dosages, the drug was safe and well-tolerated. In addition, analysis of psychological data that was collected revealed a highly statistically significant positive effect on a test of memory performance that involved recall of a list of nonsense syllables.

The second trial, at the same clinical site in Berlin, involved 30 healthy elderly volunteers, aged 65 to 76, each of whom was administered a single oral dose of drug or placebo. In this double-blinded trial, AMPALEX was again found to be safe and well-tolerated. The elderly volunteers were also given the same nonsense syllable memory test that had been given to the young volunteers in the first study. In the absence of drug, the elderly volunteers were able to remember only about one-fourth as many syllables as their younger counterparts. In the presence of drug, the positive effect on memory performance that was seen in the earlier study was replicated. In fact, several of the elderly volunteers receiving the highest dosage of AMPALEX scored at or above the average score achieved by the young volunteers in the earlier study.

The third study, at the Karolinska Hospital in Stockholm, Sweden, involved administration of CX516 to healthy young adults under double-blind, placebo-controlled conditions. The five-day study involved administration of placebo on days 1, 4 and 5 and drug on days 2 and 3, with psychological testing conducted on each day. AMPALEX was safe and well-tolerated by all volunteers receiving drug, with no adverse events reported. Statistically significant improvements in performance on several measures of learning and memory were again noted in the drug group.

On the basis of the very encouraging results that were obtained in these three studies, Cortex plans to initiate additional studies in the target patient population, those experiencing deficits of memory and cognition due to Alzheimer's disease.

The first step in moving to the patient population is to ensure that the drug is safe in those affected by the disease. To address this issue, and to obtain a preliminary indication of effects on delayed recall, Cortex is working with clinical investigators at the National Institutes of Health who plan to conduct a U.S. Phase I/II study in 16 to 20 Alzheimer's disease patients. The double-blind, placebo-controlled dose escalation study will involve administration of CX516 to patients for up to 28 consecutive days.

While preliminary indications of the desired effects on memory and cognition may be obtained from this study, psychological testing of patients with Alzheimer's disease is characterized by a high level of variability. Full-scale Phase II studies designed to achieve significance on broad psychological scales will require larger numbers of patients. The Company is hopeful that the results from this preliminary study will encourage prospective pharmaceutical company partners to commit the financial and other resources to undertake additional clinical studies.

SCHIZOPHRENIA

Schizophrenia is a major health care problem. The worldwide incidence of the disease is approximately one percent, regardless of ethnic, cultural or socioeconomic status. On any given day, approximately 100,000 of the estimated two million U.S. schizophrenics are in public mental hospitals.

Schizophrenia typically develops in late adolescence or early adulthood, and is best understood as a syndrome, or collection of symptoms. These are generally characterized as POSITIVE SYMPTOMS (delusions and hallucinations), NEGATIVE SYMPTOMS (social withdrawal, loss of emotional responsiveness and expressiveness) and COGNITIVE SYMPTOMS (disordered thought and attentional deficits).

The first "wonder drugs" for schizophrenia, the so-called neuroleptics or conventional anti-psychotics, were developed in the 1950s and 1960s. These drugs, such as chlorpromazine and haloperidol, helped to reduce the positive symptoms of the disease, and greatly reduced the need for chronic hospitalization. However, these drugs, which are still in use today, are characterized by troublesome and occasionally life-threatening side effects. The most common side effect of conventional anti-psychotics is EPS or "extrapyramidal signs," which include restlessness and tremors. EPS side effects have a strongly negative impact on quality of life and tend to lead to poor patient compliance with medication.

More recently, a new type of anti-psychotic agent, referred to as ATYPICAL due to the virtual lack of EPS side effects, has been developed. Clozapine was the first such drug. It was first studied in the 1970s, but clinical trials were halted due to the risk of a fatal blood disorder known as agranulocytosis, and also a dose-dependent risk of seizures. Clozapine was reintroduced in the 1980s, with approval by the FDA for use in patients who cannot be adequately controlled on typical neuroleptics, either because of lack of efficacy or side effects. Risperidone is another recent clozapine-like anti-psychotic.

The newer atypical agents achieve good control of positive symptoms, partial control of negative symptoms and better patient compliance with medication due to lower levels of EPS side effects. However, schizophrenia clinicians agree that the cognitive symptoms of schizophrenia are not addressed by any available agents. It is the persistence of these cognitive symptoms that keeps all but a few schizophrenic patients from successfully reintegrating into society.

Schizophrenia has long been thought to have its biochemical basis in an overactivity of dopamine pathways projecting into certain regions of the brain. More recently, a developing body of evidence in the scientific literature suggests that schizophrenia also involves an underactivity of glutamate pathways projecting into the same areas. Cortex is therefore studying whether AMPAKINEs, which increase current flow through the AMPA subtype of glutamate receptor, might have relevance to the treatment of schizophrenia.

In late 1995, Cortex announced that Professor John Larson, a University of California, Irvine neuroscientist and Cortex consultant, found that an AMPAKINE reduced stereotypic behavior (mechanical repetition of posture or movement) in rats injected with methamphetamine. Reduction of methamphetamine-induced stereotypic behavior is widely used for initial screening of anti-psychotic drugs. The results have now been extended by scientists at both UCI and Cortex to include several additional AMPAKINEs. More recently, Cortex scientists have demonstrated that AMPAKINEs and either conventional or atypical anti-psychotic drugs have additive effects in this model system.

The Company is presently involved in discussions with clinical researchers working in the schizophrenia field, and plans to initiate a small Phase I/II study with CX516 in schizophrenic patients in fiscal 1997. This study will primarily be designed as a safety study, but psychological testing will be conducted in an attempt to obtain a preliminary indication that CX516 has a beneficial effect on the symptoms of the disease, particularly the cognitive symptoms that have thus far been resistant to treatment.


CALPAIN INHIBITOR PROGRAM

Since 1989, the Company has been involved in research and early product development of inhibitors of the enzyme calpain. Calpain is a protease, a protein that digests other proteins. It is involved in a variety of biological processes throughout the body, and has been implicated in the pathology of several diseases and disorders. These include brain damage following stroke or head injury and spasming of blood vessels (vasospasm).

The Company's first target for calpain inhibitor therapeutics was brain damage following stroke. A stroke is a vascular event causing localized damage to the brain. There are two general categories of stroke: ischemic stroke, which is due to a blockage of blood flow, and hemorrhage stroke, in which a blood vessel bursts in the brain. In either case, the insult to the brain is often immediately life-threatening and initiates a cascade of molecular events that ultimately leads to permanent brain damage. Each year more than 500,000 Americans experience a stroke. Approximately 150,000 die, and most survivors are left with some degree of permanent residual disability due to damage to brain tissue. Although stroke is the third leading cause of death in the U.S., no satisfactory therapy yet exists to limit or reverse the brain damage brought on by this condition.

Interruption of the supply of oxygen and nutrients to the brain following a stroke is not in and of itself responsible for the widespread destruction of neurons that often follows. Rather, it is believed that these disruptions trigger biochemical changes that lead over a period of hours or days to death of the affected neurons. It is now fairly well accepted that this crucial period of time between a stroke and the actual death of brain cells provides a "window of opportunity" during which key chemical events can potentially be blocked, to limit or prevent damage to nerve cells and thereby maintain their viability until homeostasis is re-established following an ischemic episode.

Ischemia-induced release of the neurotransmitter glutamate appears to initiate the cascade. Glutamate builds up in the extra-cellular space following a stroke, stimulating receptors and allowing an excessive amount of calcium to enter nerve cells. Calcium control systems become overwhelmed, intracellular calcium concentrations rise high above normal physiological levels, and several calcium-dependent enzymes are activated. Of particular concern is calpain, which when activated, degrades the neuron's cytoskeleton as well as regulatory proteins such as protein kinase C. This causes progressively greater damage, and eventually the cell is no longer able to recover.

In calendar 1990 and 1991, Cortex established laboratory models of ischemia and used them to identify a range of calpain inhibitor compounds that appeared to have the potential to block brain damage due to stroke and other ischemic events. In January 1992, Cortex entered into a Development and License Agreement, which was amended in October 1992, (the "Alkermes Agreement") with Alkermes, Inc. ("Alkermes"), a larger neuroscience company. Cortex granted to Alkermes an exclusive worldwide license, with a right to sublicense, to commercialize products using the Company's calpain inhibitor technology for products for the prevention or treatment of acute and chronic neurodegenerative diseases and disorders of the nervous system.

Subsequently, Cortex shifted its own emphasis into calpain inhibitor research outside the nervous system. The Company was particularly active in investigating the potential role of calpain inhibitors as therapeutics for the treatment of vasospasm and restenosis, two serious vascular disorders. The Company established research collaborations and began screening compounds for these purposes, and reported on its progress in its 1993 annual report. This report of progress included a discussion of the Company's research in cerebral vasospasm, which involved reversal of an existing spasm of blood vessels in the brain. In October 1993, Alkermes notified the Company that Alkermes believed that it had rights to this indication under the Alkermes Agreement. On
November 19, 1993, Alkermes filed an action in U.S. District Court in Massachusetts alleging that the Company had breached the Alkermes Agreement by developing calpain inhibitors for cerebral vasospasm.

On October 5, 1995, the Company and Alkermes agreed to a settlement of the dispute. Alkermes agreed to dismiss its action against the Company and to relinquish all rights previously granted them by the Company, as well as rights to related technologies developed by Alkermes subsequent to October 6, 1992. In connection with the settlement, the Company issued to Alkermes a $1,000,000 non-transferable, three-year promissory note accruing interest semi-annually at the federal funds rate. The Company also committed to pay Alkermes a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations. The Company has reinstituted an active research program on calpain inhibitors, and recently confirmed in an animal model the earlier finding that calpain inhibitors are capable of blocking vasospasm. Cortex presently intends to seek, with the assistance of its advisor, Vector Securities International, Inc., a larger pharmaceutical company partner for the further development of the calpain inhibitor technology.

MANUFACTURING

Cortex has no experience in manufacturing pharmaceutical products and relies, and presently intends to rely, on the manufacturing and quality control expertise of contract manufacturing organizations or prospective corporate partners. There is no assurance that the Company will be able to enter into arrangements for manufacturing of its proposed products on favorable terms.

MARKETING

The Company has no experience in the marketing of pharmaceutical products and does not anticipate having the resources to distribute and broadly market any products that it may develop. The Company will therefore continue to seek commercial development arrangements with other pharmaceutical companies for its proposed products. However, in entering into such arrangements, the Company will seek to retain the right to co-promote certain products in the United States to selected medical specialties (such as geriatric physicians, neurologists and psychiatrists). The Company believes that these specialties can be effectively addressed with a relatively small sales force. There is no assurance that the Company will be able to enter into co-promotional arrangements in connection with its licensing activities, or that any retention of co-promotional rights will lead to greater revenues for the Company.

TECHNOLOGY RIGHTS AND COLLABORATIVE AGREEMENTS

AMPA RECEPTOR MODULATING COMPOUNDS

Effective June 25, 1993, Cortex entered into an agreement with the Regents of the University of California, under which Cortex secured exclusive commercial rights to AMPA receptor modulating compounds (AMPAKINEs) for the treatment of deficits of memory and cognition. Under the agreement, the Company paid an initial license fee and is obligated to make additional payments, including license maintenance fees creditable against future royalties, over the course of initiating and conducting human clinical testing and obtaining regulatory approvals. When and if sales of licensed products commence, the Company will begin paying royalties on net sales.

CALPAIN INHIBITORS

Effective February 11, 1991, Cortex entered into a series of agreements with Georgia Tech Research Corporation, the licensing arm of the Georgia Institute of Technology ("Georgia Tech"), under which Cortex secured exclusive commercial rights, for selected disorders, to several novel classes of chemical compounds that the Company has demonstrated are effective as calpain inhibitors. Under the agreement, the Company paid an initial license fee and is obligated to make additional payments, including license maintenance fees creditable against future royalties, over the course of initiating and conducting human clinical testing and obtaining regulatory approvals. When and if sales of licensed products commence, the Company will begin paying royalties on net sales.

PATENTS AND PROPRIETARY RIGHTS

The Company is aggressively pursuing patent protection of its technologies. Cortex owns, or has exclusive rights (within its areas of product development) to, a number of issued U.S. patents and a range of U.S. patent applications and their international counterparts.

There can be no assurance that issued patents, whether already issued or issuing in the future in connection with current or future patent applications, will afford effective protection against competitors with similar technology. There can also be no assurance that any patents issued or licensed to Cortex will not be infringed upon or designed around by others. Further, since issuance of a patent does not guarantee the right to practice the claimed invention, there can be no assurance that others will not obtain patents that the Company would need to license or design around in order to practice its patented technologies, or that licenses that might be required to practice these technologies due to patents of others would be available on reasonable terms. Additionally, there can be no assurance that any unpatented manufacture, use or sale of the Company's technology, processes or products will not infringe on patents or proprietary rights of others, and the Company may be unable to obtain licenses or other rights to these other technologies that may be required for commercialization of the Company's proposed products or processes.

Cortex relies to a certain extent upon unpatented proprietary technology, and may determine in some cases that its interests would be better served by reliance on trade secrets or confidentiality agreements rather than patents. No assurance can be made that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose such technology. In addition, there is no assurance that Cortex can meaningfully protect its rights in such unpatented proprietary technology or that others will not wrongfully obtain such technology.

On December 8, 1994, the United States adopted the Uruguay Round Agreements Act ("URAA") to implement the General Agreement on Tariffs and Trade ("GATT"). The URAA significantly alters many United States intellectual property laws. One of the most significant changes is to patent term length. Any patent issued on an application filed on or after June 8, 1995 will have a term that begins on the date the patent issues and ends 20 years from the earliest United States filing date claimed in the patent. This is in contrast to the 17-year term measured from the patent issue date, which has been the law in the United States for nearly two centuries. Given the significance of this change, the new law has a transition provision that applies to patents issuing on applications filed before June 8, 1995 and to all patents still in force on June 8, 1995. The term for these patents is the longer of either 17 years from the date of issuance or 20 years from the earliest United States filing date. These changes are not presently expected to have a material impact on the Company's business.

If Cortex is unable to obtain strong protection of its proprietary rights in its products or processes prior to or after obtaining regulatory clearance, whether through patents, trade secrets or otherwise, competitors may be able to market competing products by obtaining regulatory clearance through demonstration of equivalency to the Company's products, without being required to conduct the same lengthy clinical tests conducted by the Company.

GOVERNMENT REGULATION

In order to test, produce and market human therapeutic products in the United States, mandatory procedures and safety standards established by the Food and Drug Administration ("FDA") must be satisfied. Obtaining FDA approval has historically been a costly and time-consuming process. Although Cortex has initiated Phase I (safety) testing in Europe, it has not yet filed a Notice of Claimed Investigational Exemption for a New Drug ("IND") with the FDA for testing in the United States. While the Company plans to conduct or facilitate exploratory Phase I/II studies in the U.S. with CX516 in Alzheimer's disease patients and in schizophrenics, it is the Company's intent that a larger pharmaceutical company partner or partners, which the Company is seeking, will pursue the required regulatory approvals to conduct full-scale clinical tests in the United States and elsewhere.

The FDA must concur with an IND application before human clinical testing of an investigational drug can begin in the United States. An IND application includes the results of preclinical studies evaluating the potential safety and efficacy of the drug, and a detailed description of the clinical investigations to be undertaken.

Clinical trials are normally conducted in three phases. Phase I trials are concerned primarily with the safety of the drug, involve fewer than 100 subjects, and may take from six months to over a year. Phase II trials normally involve a few hundred patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials may involve up to several thousand patients who have the disease or condition for which the drug is intended, to approximate more closely the conditions of ordinary medical practice. Phase III trials are also designed to clarify the drug's benefit-risk relationship, to uncover less common side effects and adverse reactions, and to generate information for proper labeling of the drug. The FDA receives reports on the progress of each phase of clinical testing, and may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients. The FDA estimates that the clinical trial period of drug development can take from two to ten years, and averages five years. With certain exceptions, once clinical testing is completed, the sponsor can submit a New Drug Application ("NDA") for approval to market a drug. The FDA's review of an NDA is also lengthy and on average takes approximately two and one-half years.

Therapeutic products that may be developed and sold by the Company outside the United States will be subject to regulation by the various countries in which they are to be distributed. In addition, products manufactured in the United States that have not yet been cleared for domestic distribution will require FDA approval in order to be exported to foreign countries for distribution there.

In late 1992, legislation was enacted that imposed user fees on manufacturers of prescription drugs, antibiotic and biological products. Such fees will now be required for each application submitted for FDA review, with additional annual product and establishment fees being imposed as well. The revenues raised by these fees are earmarked specifically to increase the resources of the FDA, and by so doing to increase the speed with which the FDA reviews and approves drug and biological product marketing applications. By fiscal 1997, the user fee established by the legislation for an NDA will be $233,000, while the annual establishment fee will be $138,000. The legislation provides small companies (i.e., companies with fewer than 500 employees that are not currently marketing a prescription drug product) with a reduction in the initial application fee, and contains provisions for fee waivers. The Company is unable to predict the impact of this or similar user fee legislation upon its product development plans.

Under FDA regulations, sponsors of promising investigational drugs and biologics for certain immediately life-threatening or serious diseases may make those drugs or biologics available for treatment of patients prior to approval of an NDA. Cortex believes, therefore, that it, or its licensees, may be able to distribute certain of its proposed products, in limited fashion, while still in the clinical testing stage. However, because of the limitations imposed on commercialization under this program, this is not expected to be of significant economic benefit.

There can be no assurance that any required FDA or other governmental approval will be granted or, if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of the Company's proposed products, or cause the Company to undertake additional procedures, which may be both costly and lengthy, and thereby furnish a competitive advantage to the competitors of the Company or its licensees.

Cortex does not have the financial and other resources to conduct the clinical testing and other procedures required to obtain approval to market its products and, accordingly, will be dependent on entering into joint ventures or other collaborative arrangements with third parties with the required resources in order to obtain the needed approvals. Cortex intends to enter into license or other arrangements with larger pharmaceutical companies under which those companies would conduct the required clinical trials and bear the expenses of obtaining FDA approval for most or all of its proposed products. There can be no assurance that Cortex will be able to enter into such arrangements on favorable terms, or at all, or that such arrangements will ultimately result in obtaining the necessary governmental approvals.

COMPETITION

The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including both major pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to those of Cortex. A number of drugs intended for the treatment of Alzheimer's disease, age-related cognitive deficits, stroke and other neurodegenerative diseases and disorders are on the market or in the later stages of clinical testing. For example, over 25 drugs are under clinical investigation in the U.S. for the treatment of Alzheimer's disease. The Company's competitors have substantially greater financial and other resources and larger research and development staffs. Larger pharmaceutical company competitors also have significant experience in preclinical testing, human clinical trials and regulatory approval procedures.

In addition, colleges, universities, governmental agencies and other public and private research organizations will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect license fees, milestone payments and royalties in exchange for license rights to technology that they have developed, some of which may be directly competitive with that of the Company. These institutions also compete with companies such as Cortex in recruiting highly qualified scientific personnel.

The Company expects technological developments in the neuropharmacology field to continue to occur at a rapid rate and expects that competition will remain intense as advances continue to be made. Although the Company believes, based on the technical qualifications, expertise and reputations of its Scientific Directors, consultants and other key scientists, that it will be able to compete in the discovery and early clinical development of therapeutics for neurological disorders, the Company does not have the resources, and does not presently intend, to compete with major pharmaceutical companies in the areas of later stage clinical testing, manufacturing and marketing.

PRODUCT LIABILITY INSURANCE

The clinical testing, manufacturing and marketing of the Company's products may expose the Company to product liability claims. The Company maintains liability insurance with coverage limits of $5 million per occurrence and $5 million in the annual aggregate. Although the Company has never been subject to a product liability claim, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate or that one or more successful claims brought against the Company would not have a material adverse effect upon the Company's business, financial condition and results of operations. Further, if AMPALEX or any other compound is approved by the FDA for marketing, there can be no assurance that adequate product liability insurance will be available, or if available, that it will be available at a reasonable cost. Any adverse outcome resulting from a product liability claim could have a material adverse effect on the Company's business, financial condition and results of operations.

HUMAN RESOURCES

As of August 31, 1996, Cortex had 19 full-time employees and one part-time employee and had engaged 11 part-time Ph.D.-level scientific consultants. Of the 19 full-time employees, 14 are engaged in research and development and five are engaged in management and administrative support. The Company also sponsors a substantial amount of research in academic laboratories at the University of California, Irvine, Wake Forest University and New York University.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company leases approximately 30,000 square feet of office, research laboratory and expansion space under an operating lease that expires May 31, 1999, with an additional five-year option at 95% of the then fair market rental rate. Current monthly rent on these facilities is approximately $20,000. The Company believes that this facility will be adequate for its research and development activities for at least the next three years.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996, through the solicitation of proxies or otherwise.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock (Nasdaq symbol: CORX) began trading publicly in the over-the-counter market on July 18, 1989 and is currently traded on the Nasdaq Small-Cap Market. The following table presents quarterly information on the high and low sale prices of the common stock for the fiscal years ended June 30, 1996 and 1995, as reported by Nasdaq. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, may not represent actual transactions, and have been adjusted for a one- for-five reverse stock split that became effective January 11, 1995.

                                                       High           Low
                                                       ----           ---
FISCAL YEAR ENDED JUNE 30, 1996

Fourth Quarter . . . . . . . . . . . . . . . . . .    $7-1/4        $    4
Third Quarter. . . . . . . . . . . . . . . . . . .     8-3/4           3-1/2
Second Quarter . . . . . . . . . . . . . . . . . .    5-17/32          2-3/8
First Quarter. . . . . . . . . . . . . . . . . . .     6-3/8           2-7/8

FISCAL YEAR ENDED JUNE 30, 1995

Fourth Quarter . . . . . . . . . . . . . . . . . .    $3-3/4        $  2-1/2
Third Quarter. . . . . . . . . . . . . . . . . . .     3-3/4           1-5/8
Second Quarter . . . . . . . . . . . . . . . . . .    5-5/32           3-1/8
First Quarter. . . . . . . . . . . . . . . . . . .    5-5/16           3-3/4


As of June 30, 1996, there were 568 stockholders of record of the Company's common stock, and approximately 7,400 beneficial owners. The last sale price of the Company's common stock on October 9, 1996, as reported by Nasdaq, was $2 3/4.

The Company has never paid cash dividends on its common stock and does not anticipate paying such dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in the Company's business. The outstanding shares of 9% Preferred Stock bear a fixed dividend rate of $0.09 per share per annum, which accrue in equal semiannual installments on June 15 and December 15 of each year, which dividends must be paid in full before any dividends can be paid on the common stock. The Company paid the semiannual dividends on the 9% Preferred Stock that accrued on June 15 and December 15, 1989, but elected not to distribute subsequent dividends in order to conserve capital for operations. At June 30, 1996, accrued and unpaid dividends on the 9% Preferred Stock totaled $64,350. The payment of future dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE HEREIN.

RESULTS OF OPERATIONS

From inception (February 10, 1987) through June 30, 1996, the Company's revenue has consisted of (i) $3,600,000 of license fees and research and development funding from January 1992 through June 1993 under the Company's agreement with Alkermes, Inc. ("Alkermes", see Note 6 of Notes to Financial Statements),
(ii) net interest income aggregating $1,333,000, and (iii) $95,000 of grant revenue.

From inception (February 10, 1987) through June 30, 1996, the Company has sustained losses aggregating $25,220,000. Continuing losses are anticipated over the next several years, as the Company's ongoing operating expenses for preclinical research and early clinical development will only be offset, if at all, by licensing revenues under planned strategic alliances, with larger pharmaceutical companies, that the Company is seeking for the later-stage clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under these planned strategic alliances, if and as entered into, is likely to significantly affect the Company's operations, and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will be dependent upon successful commercial development of its products by its prospective partners to attain profitable operations from product royalties or other revenues based on product sales.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

FISCAL YEARS ENDED JUNE 30, 1996 AND 1995

For the year ended June 30, 1996, the Company's net loss of $4,158,000 compares with a net loss of $6,836,000 for the prior year. The net loss for the prior year includes $1,228,000 of expenses related to the settlement of the dispute with Alkermes (see Note 6 of Notes to Financial Statements), and higher research and development expenditures in connection with the initiation of human clinical studies.

General and administrative expenses of $1,644,000 for the year ended June 30, 1996 were essentially unchanged from the prior year. The very slight decrease was the result of lower outlays for consulting expenses, partially offset by increased recruiting fees incurred with the hiring of the new Chief Executive Officer.

Research and development expenses decreased to $2,678,000, or by 35%, in the year ended June 30, 1996. Most of the decrease from the prior year was attributable to the commencement of Phase I clinical testing of AMPALEX (for the potential treatment of memory deficits due to Alzheimer's disease) in the prior year, as well as lower salary and related expenses due to a temporary reduction in scientific personnel that was effected as of June 30, 1995. Lower outlays for scientific consulting contributed most of the remaining decrease.

PLAN OF OPERATION; LIQUIDITY AND CAPITAL RESOURCES

CORTEX has funded its organizational and research and development activities primarily from the issuance of equity securities, with net proceeds from inception (February 10, 1987) through June 30, 1996 aggregating $28 million. An additional $3.6 million in research and license payments was received from Alkermes between in 1992 and 1993 in connection with the development and license agreement with that firm (see Note 6 of Notes to Financial Statements). Interest income from inception through June 30, 1996, which approximates funds received, was $1.3 million.

As of June 30, 1996, the Company had cash, cash equivalents and short-term investments totaling $4.1 million and working capital of $3.8 million. In comparison, as of June 30, 1995, the Company had cash, cash equivalents and short-term investments of $3.8 million and working capital of $3.3 million. The increases resulted from approximately $3.6 million received from a private placement of Series C Preferred Stock completed in December 1995, partially offset by amounts required to fund operating losses and to purchase capital equipment. From inception (February 10, 1987) through June 30, 1996, net expenditures for furniture, equipment and leasehold improvements aggregated $1.9 million.

As of June 30, 1996, Cortex had outstanding 110,000 shares of 9% cumulative convertible preferred stock, which accrue cumulative semi-annual dividends at an annual rate of $0.09 per share. To conserve capital for operations, the Company has elected not to distribute the dividends that have accrued from June 15, 1990. Accrued and unpaid dividends as of June 30, 1996 were $64,350.

The Company leases approximately 30,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 1999, with an additional five-year option at 95% of the then fair market rental rate. The commitments under the lease agreement for the years ending June 30, 1997, 1998 and 1999 are $229,000, $234,000 and $220,000, respectively.

In connection with the settlement in October 1995 of the license dispute with Alkermes (see Note 6 of Notes to Financial Statements), the Company issued to Alkermes a $1,000,000 three-year promissory note accruing interest semi-annually at the then federal funds rate. The Company also agreed to pay Alkermes a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations.

Over the next twelve months, the Company plans to conduct additional preclinical and Phase I/II clinical studies on its AMPAKINE compounds. This planned research involves a twelve-month expenditure of approximately $4.2 million. This amount includes approximately $966,000 of funding for sponsored research in academic laboratories, to which the Company is or will be committed under various license agreements and sponsored research agreements. Significant investments in plant or equipment or substantial changes to staffing levels are not contemplated under current spending plans for the next twelve months. As of June 30, 1996, Cortex had 19 full-time employees and one part-time employee.

On October 15, 1996, Cortex completed the first tranche of a Regulation D private placement of Series D Preferred Stock and in connection therewith received gross proceeds of $1,000,000. The Company is to receive an additional $3,000,000 in two additional tranches, subject to certain conditions. See Note 10 ("Subsequent Events") of the accompanying Financial Statements.

Cortex anticipates that its existing cash, cash equivalents and short-term investments, combined the proceeds from the October 1996 financing and a modest amount of anticipated interest income, will be sufficient to satisfy its capital requirements through June 1997 under current spending plans.

Over the longer term, the Company will require substantial additional funds to maintain and expand its research and development activities and to ultimately commercialize, with or without the assistance of corporate partners, any of its proposed products. The Company is seeking collaborative or other arrangements with larger pharmaceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. However, the competition for such arrangements with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to satisfy their funding requirements through such arrangements. Accordingly, although the Company is presently engaged in discussions with a number of suitable candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short- or long-term funding requirements. Additional equity or debt financings will be required, and there can be no assurance that funds will be available from such financings on favorable terms, or at all. If additional funds are raised by issuing equity securities, and dependent upon the nature and timing of such issuances, dilution to then existing stockholders is likely to result.

ITEM 7.   FINANCIAL STATEMENTS

The financial statements of the Company and other information required by this item are set forth herein in a separate section beginning with the Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The sections entitled "Nominees for Director," "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" included in the Company's Proxy Statement are incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The sections entitled "Executive Compensation," "Option Matters," "Employment and Consulting Agreements" and "Director Compensation" included in the Company's Proxy Statement are incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section entitled "Principal Stockholders" included in the Company's Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled "Certain Transactions" included in the Company's Proxy Statement is incorporated herein by reference.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  ITEM 601 EXHIBITS

  EXHIBIT
  NUMBER    DESCRIPTION
--------------------------------------------------------------------------------

    3.1 Restated Certificate of Incorporation of the Company, as amended by Certificate of Amendment on June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed
            January 11, 1995 and by Certificate of Designation filed December 8, 1995, incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed December 22, 1995.
    3.2     By-Laws of the Company, as currently in effect.
   10.2 Consulting Agreement, dated October 30, 1987, between the Company and Carl W. Cotman, Ph.D. * **
   10.3 Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D. * **
   10.8 1989 Incentive Stock Option, Nonqualified Stock Option and Stock Purchase Plan. * **
   10.9     1989 Special Nonqualified Stock Option and Stock Purchase Plan. *
            **
   10.18 License Agreement, dated February 11, 1991 between the Company and Georgia Tech Research Corporation, incorporated by reference to
            Exhibit 10.18 of the Company's Amendment on Form 8 filed November 27, 1991 to the Company's Annual Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).
   10.19 License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to Exhibit 10.19 of the Company's Amendment on Form 8 filed November 27, 1991 to the Company's Annual Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).
   10.28 Amendment to 1989 Incentive Stock Option, Nonqualified Stock Option and Stock Purchase Plan adopted October 22, 1992, incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed September 16, 1992. **
   10.30 Employment Agreement dated February 4, 1993 between the Company and Alan A. Steigrod, incorporated by reference to Exhibit 10.30 of the Company's Quarterly Report on Form 10-Q filed May 14, 1992. **
   10.31 License Agreement dated June 25, 1993 between the Company and the Regents of the University of California, incorporated by reference to the Company's Amendment of Annual Report on Form 10-KSB/A filed November 26, 1993. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).
   10.34 Warrant for the Purchase of shares of common stock dated July 23, 1993 issued to Vector Securities International, Inc., incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-KSB filed October 13, 1993.
   10.36 Amended and Restated Employment Agreement between the Company and D. Scott Hagen, dated September 1, 1993, incorporated by reference to
            Exhibit 10.36 of the Company's Annual Report on Form 10-KSB filed October 13, 1993. **

  EXHIBIT
  NUMBER    DESCRIPTION
--------------------------------------------------------------------------------

  10.36.1 Amendment No. 1, dated January 1, 1995, to the Amended and Restated Employment Agreement between the Company and D. Scott Hagen, dated September 1, 1993.
   10.41 Amendment to 1989 Incentive Stock Option, Nonqualified Stock Option and Stock Purchase Plan adopted December 13, 1993, incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on Form S-8 filed January 28, 1994.**
   10.42 Amendment to 1989 Special Nonqualified Stock Option and Stock Purchase Plan adopted December 13, 1993, incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-8 filed January 28, 1994.**
   10.43 Amendment to Executive Stock Plan adopted December 13, 1993, incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-8 filed January 28, 1994.**
   10.44 Lease Agreement, dated January 31, 1994, for the Company's facilities in Irvine, California, incorporated by reference to
            Exhibit 10.44 of the Company's Quarterly Report on Form 10-QSB filed May 16, 1994.
   10.45 Amendment to 1989 Incentive Stock Option, Nonqualified Stock Option and Stock Purchase Plan adopted December 15, 1994, incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-8 filed February 8, 1995.**
   10.46 Amendment to 1989 Special Nonqualified Stock Option and Stock Purchase Plan adopted December 1994, incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on Form S-8 filed February 8, 1995.**.
   10.47 Amendment to Executive Stock Plan adopted September 9, 1994, incorporated by reference to the.same numbered Exhibit to the Company's Annual Report on Form 10-KSB filed October 13, 1995.**
   10.48 Amendment to the Non-Employee Director Formula Grant Plan, adopted December 15, 1994, incorporated by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-KSB filed
            October 13, 1995.**
   10.49 Settlement Agreement between the Company and Alkermes, Inc., dated October 5, 1995, incorporated by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-KSB filed
            October 13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's Application requesting confidential treatment under Rule 406 of the Securities Act of 1933).
   10.50 Form of Subscription Agreement entered into with each purchaser of Series C Preferred Stock, incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed December 22, 1995, incorporated by reference to the same numbered Exhibit to the Company's Pre-Effective Amendment No. 1 to Post Effective Amendment No. 2 to Registration Statement on Form SB-2, No. 33-71894, filed January 26, 1996.
   10.51 Warrant dated December 8, 1995, to purchase 106,195 shares issued to Swartz Investments, Inc., incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed December 22, 1995, incorporated by reference to the same numbered Exhibit to the Company's Pre-Effective Amendment No. 1 to Post Effective Amendment No. 2 to Registration Statement on Form SB-2, No. 33-71894, filed January 26, 1996.
   10.52 Registration Rights Agreement dated December 8, 1995, entered into with purchasers of Series C Preferred Stock and Swartz Investments, Inc., incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed December 22, 1995, incorporated by reference to the same numbered Exhibit to the Company's Pre-Effective Amendment No. 1 to Post Effective Amendment No. 2 to Registration Statement on Form SB-2, No. 33-71894, filed January 26, 1996.
   10.53 Warrant dated November 29, 1994, to purchase 35,000 shares issued to Vector Securities International, Inc., incorporated by reference to
            the same numbered Exhibit to the Company's Pre-Effective   Amendment
            No. 1 to Post Effective Amendment No. 2 to Registration Statement on Form SB-2, No. 33-71894, filed January 26, 1996.
   10.54 Warrant dated January 20, 1995, to purchase 50,000 shares issued to Vector Securities International,

  EXHIBIT
  NUMBER    DESCRIPTION
--------------------------------------------------------------------------------

            Inc., incorporated by reference to the same numbered Exhibit to the
            Company's Pre-Effective Amendment No. 1 to Post Effective Amendment
            No. 2 to Registration Statement on Form SB-2, No. 33-71894, filed
            January 26, 1996.
   10.55    Warrant dated November 30, 1995, to purchase 210,000 shares isssued to Vector Securities International, Inc., incorporated by reference to the same numbered Exhibit to the Company's Pre-Effective
            Amendment No. 1 to Post Effective Amendment No. 2 to Registration
            Statement on Form SB-2, No. 33-71894, filed January 26, 1996.
   10.56    Employment Agreement dated May 15, 1996, between the Company and
            Vincent F. Simmon, Ph.D., incorporated by reference to the same numbered Exhibit to the Company's Current Report on Form 8-K filed
            June 4, 1996.
   10.57    Amendment to 1989 Incentive Stock Option, Nonqualified Stock
            Option and Stock Purchase Plan adopted December 12, 1995,
            incorporated by reference to exhibit 4.11 of the Company's
            Registration Statement on Form S-8 filed September 13, 1996.**
   10.58    Amendment to 1989 Special Nonqualified Stock Option and Stock
            Purchase Plan adopted December 12, 1995, incorporated by
            reference to exhibit 4.10 of the Company's Registration Statement on Form S-8 filed September 13, 1996.**
    21      Subsidiaries of the Registrant.
    23      Consent of Ernst & Young LLP, Independent Auditors.
    24      Power of Attorney (included on Signature Page).
    27      Financial Data Schedule.
--------------------

  * Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.
 ** Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 13 of Form 10-KSB.

   (b)  REPORTS ON FORM 8-K

        On June 4, 1996, the Company filed a report on Form 8-K to report the appointment of Vincent F. Simmon, Ph.D., as President and Chief Executive Officer and member of the Board of Directors of the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORTEX PHARMACEUTICALS, INC.



                                   By:   /s/ Vincent F. Simmon
                                       -------------------------
                                       Vincent F. Simmon, Ph.D.
                                       President and Chief Executive Officer

Know all men by these presents, that each person whose signature appears below constitutes and appoints each of Vincent F. Simmon, Ph.D. and D. Scott Hagen, acting singly, as his true and lawful attorney-in-fact and agent, with full power of substitution, and for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE             TITLE                            DATE
          ---------             -----                            ----

    /s/ Vincent F. Simmon       President and Chief            October 15, 1996
------------------------------  Executive Officer, Director
  Vincent F. Simmon, Ph.D.
(Principal Executive Officer)



     /s/ D. Scott Hagen         Vice President, Chief          October 15, 1996
------------------------------  Financial Officer and
       D. Scott Hagen           Secretary
  (Principal Financial and
     Accounting Officer)

     /s/ Harvey S. Sadow        Chairman of the Board          October 15, 1996
------------------------------  and Director
   Harvey S. Sadow, Ph.D.

    /s/ Jerome M. Arnold        Director                       October 15, 1996
------------------------------
      Jerome M. Arnold

     /s/ Carl W. Cotman         Director                       October 15, 1996
------------------------------
    Carl W. Cotman, Ph.D.


     /s/ Michael G. Grey        Director                       October 15, 1996
------------------------------
       Michael G. Grey


     /s/ Davis L. Temple        Director                       October 15, 1996
------------------------------
 Davis L. Temple, Jr., Ph.D.


    /s/ Robert F. Allnutt       Director                       October 15, 1996
------------------------------
      Robert F. Allnutt

                          INDEX TO FINANCIAL STATEMENTS


                                                                       PAGE
                                                                       ----

Report of Independent Auditors . . . . . . . . . . . . . . . . . . .    F-2

Balance Sheets--As of June 30, 1996 and 1995 . . . . . . . . . . . .    F-3

Statements of Operations--For the years ended June 30, 1996 and
     1995, and the period from inception (February 10, 1987)
     through June 30, 1996 . . . . . . . . . . . . . . . . . . . . .    F-4

Statements of Stockholders' Equity--For the period from
     inception (February 10, 1987) through June 30, 1996 . . . . . .    F-5

Statements of Cash Flows--For the years ended June 30, 1996 and
     1995, and the period from inception (February 10, 1987)
     through June 30, 1996 . . . . . . . . . . . . . . . . . . . . .    F-9

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . .   F-10

                         REPORT OF INDEPENDENT AUDITORS


THE STOCKHOLDERS AND BOARD OF DIRECTORS
CORTEX PHARMACEUTICALS, INC.

We have audited the accompanying balance sheets of Cortex Pharmaceuticals, Inc. as of June 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996 and for the period from inception (February 10, 1987) through June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortex Pharmaceuticals, Inc. at June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 and for the period from inception (February 10, 1987) through June 30, 1996, in conformity with generally accepted accounting principles.

                                              /s/   Ernst & Young LLP


San Diego, California
July 26, 1996,
except for Note 10, as to which the date is October 15, 1996

CORTEX PHARMACEUTICALS, INC.
(A development stage enterprise)
BALANCE SHEETS

                                                                                       June 30, 1996       June 30, 1995
------------------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
   Cash and cash equivalents                                                            $  4,091,550          $  149,880
   U.S. Government securities -- available for sale                                               --           3,689,356
   Other current assets                                                                       88,427              92,212
                                                                                        ------------        ------------
      Total current assets                                                                 4,179,977           3,931,448

Furniture, equipment and leasehold improvements, net                                         807,601             931,794
Other                                                                                         26,342              23,130
                                                                                        ------------        ------------
                                                                                        $  5,013,920        $  4,886,372
                                                                                        ------------        ------------
                                                                                        ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                       $  217,332          $  377,589
   Accrued dividends                                                                          64,350             183,150
   Accrued wages, salaries and related expenses                                               40,145              35,223
   Current obligations under capital lease                                                     8,501               7,698
                                                                                        ------------        ------------
      Total current liabilities                                                              330,328             603,660

Obligations under capital leases                                                               1,499              10,016

Note payable to Alkermes, Inc.                                                             1,037,330           1,000,000

Stockholders' equity:
   9% cumulative convertible preferred stock,
      $0.001 par value; $1.00 per share liquidation
      preference; shares authorized: 1,250,000;
      shares issued and outstanding: 110,000                                                 110,000             370,000
      (1996) and 370,000 (1995)
   Series B convertible preferred stock, $0.001
      par value; $0.6667 per share liquidation
      preference; shares authorized: 3,200,000;
      shares issued and outstanding: 150,000
      (1996) and 525,000 (1995)                                                               86,810             303,837
   Series C convertible preferred stock, $0.001
      par value; $25,000 per share liquidation
      preference; shares authorized: 160;
      shares issued and outstanding: 35 (1996)                                               752,476                  --
   Common stock, $0.001 par value; shares
      authorized: 20,000,000; shares issued and
      outstanding: 7,495,576 (1996) and
      6,085,201 (1995)                                                                         7,496               6,085
   Additional paid-in capital                                                             28,048,414          23,957,790
   Deferred compensation                                                                          --            (145,359)
   Unrealized loss on available for sale
      U.S. Government securities                                                              (1,135)            (18,606)
   Deficit accumulated during the development stage                                      (25,359,298)        (21,201,051)
                                                                                        ------------        ------------
      Total stockholders' equity                                                           3,644,763           3,272,696
                                                                                        ------------        ------------
                                                                                        $  5,013,920        $  4,886,372
                                                                                        ------------        ------------
                                                                                        ------------        ------------

               SEE ACCOMPANYING NOTES.

CORTEX PHARMACEUTICALS, INC.
(A development stage enterprise)
STATEMENTS OF OPERATIONS


                                                                                              Period from
                                                                                                inception
                                                                                            (February 10,
                                                           Years ended June 30,             1987) through
                                                     --------------------------------            June 30,
                                                             1996                1995                1996
---------------------------------------------------------------------------------------------------------

     Revenues:
     Research and license revenue under an
        agreement with Alkermes, Inc.                $         --        $         --        $  3,600,000
     Grant revenue                                             --                  --              94,717
                                                     ------------        ------------        ------------
        Total revenues                                         --                  --           3,694,717
                                                     ------------        ------------        ------------

     Operating expenses:
        Research and development                        2,677,577           4,138,731          18,969,112
        General and administrative                      1,643,732           1,665,134          10,050,559
        Settlement with Alkermes, Inc.                         --           1,227,977           1,227,977
                                                     ------------        ------------        ------------
           Total operating expenses                     4,321,309           7,031,842          30,247,648
                                                     ------------        ------------        ------------
     Loss from operations                              (4,321,309)         (7,031,842)        (26,552,931)

     Interest income, net                                 163,062             196,310           1,333,307
                                                     ------------        ------------        ------------
     Net loss                                        $ (4,158,247)       $ (6,835,532)      $ (25,219,624)
                                                     ------------        ------------        ------------
                                                     ------------        ------------        ------------

     Weighted average common shares outstanding         6,532,884           6,075,454
                                                     ------------        ------------
                                                     ------------        ------------
     Net loss per share                                   $ (0.64)            $ (1.13)
                                                     ------------        ------------
                                                     ------------        ------------

        SEE ACCOMPANYING NOTES.

CORTEX PHARMACEUTICALS, INC.
(A development stage enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               9%       Series B       Series C
                                                      convertible    convertible    convertible                    Additional
                                                        preferred      preferred      preferred         Common        paid-in
                                                            stock          stock          stock          stock        capital
------------------------------------------------------------------------------------------------------------------------------

BALANCE, FEBRUARY 10, 1987
   (date of inception)                                $        --    $        --    $        --    $        --    $        --
   Sale of 1,420,000 shares of common stock,
      $0.005 per share                                         --             --             --          1,420          5,680
   Sale of 500,000 shares of common stock,
      $2.50 per share, net of expenses                         --             --             --            500      1,076,089
   Issuance of 11,000 shares of common stock
      for services, $2.50 per share                            --             --             --             11         27,489
   9% preferred stock accretion                                --             --             --             --             --
   Net loss                                                    --             --             --             --             --
                                                      -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1988                                         --             --             --          1,931      1,109,258
   Conversion of subordinated convertible note
      and interest payable into 83,868 shares of
      common stock, $2.50 per share                            --             --             --             84        209,586
   Issuance of 500 shares of common stock for
      services, $2.50 per share                                --             --             --              1          1,249
   Conversion of 5,000 shares of 9% preferred
      stock into 3,333 shares of common stock                  --             --             --              3         22,903
   9% preferred stock dividends                                --             --             --             --        (55,125)
   9% preferred stock accretion                                --             --             --             --             --
   Net loss                                                    --             --             --             --             --
                                                      -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1989                                         --             --             --          2,019      1,287,871

   Initial public offering of 660,000 shares of
      common stock, $10.00 per share,
      net of expenses                                          --             --             --            660      5,244,230
   Redemption of 70,000 shares of common
      stock, $0.005 per share                                  --             --             --            (70)          (280)
   9% preferred stock dividends                                --             --             --             --       (110,250)
   9% preferred stock accretion                                --             --             --             --             --
   Net loss                                                    --             --             --             --             --
                                                      -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1990                                         --             --             --          2,609      6,421,571

   Sale of 3,181,253 shares of Series B
      convertible preferred stock, $0.6667
      per share, net of expenses                               --      1,841,108             --             --             --
   Conversion of 182,200 shares of 9% preferred
      stock into 24,293 shares of common stock                 --             --             --             24        170,039
   Issuance of compensatory stock options                      --             --             --             --        330,084
   Amortization of deferred compensation                       --             --             --             --             --
   9% preferred stock dividends                                --             --             --             --        (85,653)
   9% preferred stock accretion                                --             --             --             --             --
   Net loss                                                    --             --             --             --             --

                                                      -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1991                                $        --    $ 1,841,108    $        --    $     2,633    $ 6,836,041
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------

                                                                 Unrealized loss        Deficit
                                                                    on available    accumulated
                                                                   for sale U.S.     during the
                                                         Deferred     Government    development
                                                     compensation     securities          stage          Total
---------------------------------------------------------------------------------------------------------------

BALANCE, FEBRUARY 10, 1987
   (date of inception)                                $        --    $        --    $        --    $        --
   Sale of 1,420,000 shares of common stock,
      $0.005 per share                                         --             --             --          7,100
   Sale of 500,000 shares of common stock,
      $2.50 per share, net of expenses                         --             --             --      1,076,589
   Issuance of 11,000 shares of common stock
      for services, $2.50 per share                            --             --             --         27,500
   9% preferred stock accretion                                --             --         (2,560)        (2,560)
   Net loss                                                    --             --       (400,193)      (400,193)
                                                      -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1988                                         --             --       (402,753)       708,436
   Conversion of subordinated convertible note
      and interest payable into 83,868 shares of
      common stock, $2.50 per share                            --             --             --        209,670
   Issuance of 500 shares of common stock for
      services, $2.50 per share                                --             --             --          1,250
   Conversion of 5,000 shares of 9% preferred
      stock into 3,333 shares of common stock                  --             --             --         22,906
   9% preferred stock dividends                                --             --             --        (55,125)
   9% preferred stock accretion                                --             --        (32,733)       (32,733)
   Net loss                                                    --             --     (1,222,517)    (1,222,517)
                                                      -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1989                                         --             --     (1,658,003)      (368,113)
   Initial public offering of 660,000 shares of
      common stock, $10.00 per share,
      net of expenses                                          --             --             --      5,244,890
   Redemption of 70,000 shares of common
      stock, $0.005 per share                                  --             --             --           (350)
   9% preferred stock dividends                                --             --             --       (110,250)
   9% preferred stock accretion                                --             --        (33,064)       (33,064)
   Net loss                                                    --             --     (2,187,870)    (2,187,870)
                                                      -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1990                                         --             --     (3,878,937)     2,545,243
   Sale of 3,181,253 shares of Series B
      convertible preferred stock, $0.6667
      per share, net of expenses                               --             --             --      1,841,108
   Conversion of 182,200 shares of 9% preferred
      stock into 24,293 shares of common stock                 --             --             --        170,063
   Issuance of compensatory stock options                (291,938)            --             --         38,146
   Amortization of deferred compensation                   90,016             --             --         90,016
   9% preferred stock dividends                                --             --             --        (85,653)
   9% preferred stock accretion                                --             --        (32,075)       (32,075)
   Net loss                                                    --             --     (2,593,968)    (2,593,968)
                                                      -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1991                                $  (201,922)   $        --    $(6,504,980)   $ 1,972,880
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------

      CONTINUED . . .

CORTEX PHARMACEUTICALS, INC.
(A development stage enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY
(CONTINUED)

                                                               9%       Series B       Series C
                                                      convertible    convertible    convertible                    Additional
                                                        preferred      preferred      preferred         Common        paid-in
                                                            stock          stock          stock          stock        capital
------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1991                                $        --    $ 1,841,108    $        --    $     2,633    $ 6,836,041
   Sale of 150,000 shares of common stock to
      Alkermes, Inc., $10.00 per share                         --             --             --            150      1,499,850
   Conversion of 306,275 shares of 9% preferred
      stock into 40,835 shares of common stock                 --             --             --             40        335,283
   Conversion of 1,525,003 shares of Series B
      preferred stock into 149,629 shares of
      common stock                                             --       (882,576)            --            150        882,426
   Issuance of 73,979 shares of common stock
      upon exercise of stock options                           --             --             --             74        110,313
   Issuance of two shares of common stock upon
      exercise of warrants                                     --             --             --             --             27
   Issuance of compensatory stock options                      --             --             --             --         24,532
   Forfeiture of compensatory stock options                    --             --             --             --       (146,182)
   Amortization of deferred compensation                       --             --             --             --             --
   9% preferred stock dividends                                --             --             --             --        (68,906)
   9% preferred stock accretion                                --             --             --             --             --
   Net loss                                                    --             --             --             --             --
                                                      -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1992                                         --        958,532             --          3,047      9,473,384
   Conversion of 287,150 shares of 9% preferred
      stock into 38,287 shares of common stock                 --             --             --             38        360,398
   Conversion of 1,081,250 shares of Series B
      preferred stock into 106,088 shares of
      common stock                                             --       (625,758)            --            106        625,652
   Redemption of 12,627 shares of common
      stock, $7.65 per share                                   --             --             --            (12)       (96,662)
   Issuance of 30,789 shares of common stock
      upon exercise of stock options                           --             --             --             31         60,915
   Issuance of compensatory stock options                      --             --             --             --        350,000
   Amortization of deferred compensation                       --             --             --             --             --
   9% preferred stock dividends                                --             --             --             --        (53,028)
   9% preferred stock accretion                                --             --             --             --             --
   Net loss                                                    --             --             --             --             --
                                                      -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1993                                $        --    $   332,774    $        --    $     3,210    $10,720,659
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------

                                                                 Unrealized loss        Deficit
                                                                    on available    accumulated
                                                                   for sale U.S.     during the
                                                         Deferred     Government    development
                                                     compensation     securities          stage          Total
---------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1991                                $  (201,922)   $        --    $(6,504,980)   $ 1,972,880
   Sale of 150,000 shares of common stock to
      Alkermes, Inc., $10.00 per share                         --             --             --      1,500,000
   Conversion of 306,275 shares of 9% preferred
      stock into 40,835 shares of common stock                 --             --             --        335,323
   Conversion of 1,525,003 shares of Series B
      preferred stock into 149,629 shares of
      common stock                                             --             --             --             --
   Issuance of 73,979 shares of common stock
      upon exercise of stock options                           --             --             --        110,387
   Issuance of two shares of common stock upon
      exercise of warrants                                     --             --             --             27
   Issuance of compensatory stock options                 (19,375)            --             --          5,157
   Forfeiture of compensatory stock options               146,182             --             --             --
   Amortization of deferred compensation                   58,567             --             --         58,567
   9% preferred stock dividends                                --             --             --        (68,906)
   9% preferred stock accretion                                --             --        (23,242)       (23,242)
   Net loss                                                    --             --     (2,354,770)    (2,354,770)
                                                      -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1992                                    (16,548)            --     (8,882,992)     1,535,423
   Conversion of 287,150 shares of 9% preferred
      stock into 38,287 shares of common stock                 --             --             --        360,436
   Conversion of 1,081,250 shares of Series B
      preferred stock into 106,088 shares of
      common stock                                             --             --             --             --
   Redemption of 12,627 shares of common
      stock, $7.65 per share                                   --             --             --        (96,674)
   Issuance of 30,789 shares of common stock
      upon exercise of stock options                           --             --             --         60,946
   Issuance of compensatory stock options                (280,000)            --             --         70,000
   Amortization of deferred compensation                   36,897             --             --         36,897
   9% preferred stock dividends                                --             --             --        (53,028)
   9% preferred stock accretion                                --             --        (16,000)       (16,000)
   Net loss                                                    --             --       (761,536)      (761,536)
                                                      -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1993                                $  (259,651)   $        --    $(9,660,528)   $ 1,136,464
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------

      CONTINUED . . .

CORTEX PHARMACEUTICALS, INC.
(A development stage enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY
(CONTINUED)

                                                               9%       Series B       Series C
                                                      convertible    convertible    convertible                    Additional
                                                        preferred      preferred      preferred         Common        paid-in
                                                            stock          stock          stock          stock        capital
------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1993                                $        --    $   332,774    $        --    $     3,210    $10,720,659
   Sale of 2,750,000 shares of common stock,
      $5.00 per share, net of expenses                         --             --             --          2,750     12,359,611
   Sale of 103,577 shares of common stock,
      $6.40 per share, net of expenses                         --             --             --            104        510,707
   Conversion of 15,625 shares of 9% preferred stock
      into 2,083 shares of common stock                        --             --             --              2         20,545
   Conversion of 50,000 shares of Series B preferred
      stock into 4,906 shares of common stock                  --        (28,937)            --              5         28,932
   Issuance of compensatory stock options                      --             --             --             --        100,625
   Amortization of deferred compensation                       --             --             --             --             --
   Issuance of 3,401 shares of common stock upon
      exercise of stock options                                --             --             --              3          6,461
   9% preferred stock dividends                                --             --             --             --        (39,038)
   Unrealized loss on available for sale
      U.S. Government securities                               --             --             --             --             --
   Net loss                                                    --             --             --             --             --
                                                      -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1994                                         --        303,837             --          6,074     23,708,502
   Reclassification of unredeemed 9%
      preferred stock                                     370,000             --             --             --             --
   Issuance of warrants to purchase
      265,000 shares of common stock                           --             --             --             --        232,746
   Adjustment of accrued dividends for
      redemption of 9% preferred stock                         --             --             --             --         25,819
   Issuance of 11,272 shares of common stock
      upon exercise of stock options                           --             --             --             11         24,023
   Amortization of deferred compensation                       --             --             --             --             --
   9% preferred stock dividends                                --             --             --             --        (33,300)
   Decrease in unrealized loss on available for
      sale U.S. Government securities                          --             --             --             --             --
   Net loss                                                    --             --             --             --             --
                                                      -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1995                                 $  370,000    $   303,837    $        --    $     6,085    $23,957,790
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------

                                                                 Unrealized loss        Deficit
                                                                    on available    accumulated
                                                                   for sale U.S.     during the
                                                         Deferred     Government    development
                                                     compensation     securities          stage          Total
---------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1993                                $  (259,651)   $        --    $(9,660,528)   $ 1,136,464
   Sale of 2,750,000 shares of common stock,
      $5.00 per share, net of expenses                         --             --             --     12,362,361
   Sale of 103,577 shares of common stock,
      $6.40 per share, net of expenses                         --             --             --        510,811
   Conversion of 15,625 shares of 9% preferred stock
      into 2,083 shares of common stock                        --             --             --         20,547
   Conversion of 50,000 shares of Series B preferred
      stock into 4,906 shares of common stock                  --             --             --             --
   Issuance of compensatory stock options                      --             --             --        100,625
   Amortization of deferred compensation                   58,200             --             --         58,200
   Issuance of 3,401 shares of common stock upon
      exercise of stock options                                --             --             --          6,464
   9% preferred stock dividends                                --             --             --        (39,038)
   Unrealized loss on available for sale
      U.S. Government securities                               --       (163,562)            --       (163,562)
   Net loss                                                    --             --     (4,704,991)    (4,704,991)
                                                      -----------    -----------   ------------    -----------
BALANCE, JUNE 30, 1994                                   (201,451)      (163,562)   (14,365,519)     9,287,881
   Reclassification of unredeemed 9%
      preferred stock                                          --             --             --        370,000
   Issuance of warrants to purchase
      265,000 shares of common stock                           --             --             --        232,746
   Adjustment of accrued dividends for
      redemption of 9% preferred stock                         --             --             --         25,819
   Issuance of 11,272 shares of common stock
      upon exercise of stock options                           --             --             --         24,034
   Amortization of deferred compensation                   56,092             --             --         56,092
   9% preferred stock dividends                                --             --             --        (33,300)
   Decrease in unrealized loss on available for
      sale U.S. Government securities                          --        144,956             --        144,956
   Net loss                                                    --             --     (6,835,532)    (6,835,532)
                                                      -----------    -----------   ------------    -----------
BALANCE, JUNE 30, 1995                                $  (145,359)   $   (18,606)  $(21,201,051)   $ 3,272,696
                                                      -----------    -----------   ------------    -----------
                                                      -----------    -----------   ------------    -----------

      CONTINUED . . .

CORTEX PHARMACEUTICALS, INC.
(A development stage enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY
(CONTINUED)

                                                               9%       Series B       Series C
                                                      convertible    convertible    convertible                    Additional
                                                        preferred      preferred      preferred         Common        paid-in
                                                            stock          stock          stock          stock        capital
------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1995                                $   370,000    $   303,837    $        --    $     6,085    $23,957,790
   Sale of 160 shares of Series C convertible
      preferred stock, $25,000 per share, net of
      expenses                                                 --             --      3,576,544             --             --
   Issuance of warrants to purchase 106,195 shares
      of common stock                                          --             --       (136,654)            --        136,654
   Conversion of 260,000 shares of 9% preferred stock
      into 34,667 shares of common stock                 (260,000)            --             --             35        259,965
   Conversion of 375,000 shares of Series B preferred
      stock into 36,793 shares of common stock                 --       (217,027)            --             37        216,990
   Conversion of 125 shares of Series C preferred stock
      into 2,687,414 shares of common stock                    --             --     (2,687,414)         1,134      2,686,280
   Adjustment of accrued dividends for conversion of
      9% preferred stock                                       --             --             --             --        128,700
   Issuance of 205,878 shares of common stock upon
      exercise of stock options                                --             --             --            205        775,185
   Amortization of deferred compensation                       --             --             --             --             --
   Reversal of unamortized deferred compensation upon
      resignation of Chief Executive Officer                   --             --             --             --       (103,250)
   9% preferred stock dividends                                --             --             --             --         (9,900)
   Unrealized loss on available for sale
      U.S. Government securities                               --             --             --             --             --
   Net loss                                                    --             --             --             --             --
                                                      -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1996                                    110,000         86,810        752,476          7,496     28,048,414
                                                      -----------    -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------    -----------


                                                                 Unrealized loss        Deficit
                                                                    on available    accumulated
                                                                   for sale U.S.     during the
                                                         Deferred     Government    development
                                                     compensation     securities          stage          Total
---------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1995                                $  (145,359)   $   (18,606)  $(21,201,051)   $ 3,272,696
   Sale of 160 shares of Series C convertible
   preferred stock, $25,000 per share, net of
      expenses                                                 --             --             --      3,576,544
   Issuance of warrants to purchase 106,195 shares
      of common stock                                          --             --             --             --
   Conversion of 260,000 shares of 9% preferred stock
      into 34,667 shares of common stock                       --             --             --             --
   Conversion of 375,000 shares of Series B preferred
      stock into 36,793 shares of common stock                 --             --             --             --
   Conversion of 125 shares of Series C preferred stock
      into 2,687,414 shares of common stock                    --             --             --             --
   Adjustment of accrued dividends for conversion of
      9% preferred stock                                       --             --             --        128,700
   Issuance of 205,878 shares of common stock upon
      exercise of stock options                                --             --             --        775,390
   Amortization of deferred compensation                   42,109             --             --             --
   Reversal of unamortized deferred compensation upon
      resignation of Chief Executive Officer              103,250             --             --             --
   9% preferred stock dividends                                --             --             --         (9,900)
   Unrealized loss on available for sale
      U.S. Government securities                               --         17,471             --         17,471
   Net loss                                                    --             --     (4,158,247)    (4,158,247)
                                                      -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1996                                         --         (1,135)   (25,359,298)     3,644,763
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------


               SEE ACCOMPANYING NOTES.

CORTEX PHARMACEUTICALS, INC.
(A development stage enterprise)
STATEMENTS OF CASH FLOWS

                                                                                                             Period from
                                                                                                               inception
                                                                                                           (February 10,
                                                                          Years ended June 30,             1987) through
                                                                   ---------------------------------            June 30,
                                                                            1996                1995                1996
------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  NET LOSS                                                          $ (4,158,247)       $ (6,835,532)       $(25,219,624)
  Adjustments to reconcile net loss
     to net cash used in operating activities:
        Depreciation and amortization                                    230,224             208,928           1,109,022
        Settlement with Alkermes, Inc.                                        --           1,227,977           1,227,977
        Changes in operating assets/liabilities:
           Accounts payable and accrued expenses                        (155,335)           (131,886)            257,477
           Accrued interest on U.S. Government securities               (131,895)             52,014            (149,856)
           Other current assets                                            3,785              26,677             (88,427)
           Interest receivable from former officer                            --                  --             (19,274)
        Realized loss on sale of U.S. Government securities                1,270              53,047              54,317
        Stock option compensation expense                                 42,109              56,092             555,809
        Stock issued for services                                             --                  --              28,750
        Reduction in note receivable from former
           officer -- compensation expense                                    --                  --              22,600
        Changes in other assets and other long term
           liabilities                                                    37,330               4,769              45,319
                                                                    ------------        ------------        ------------
  NET CASH USED IN OPERATING ACTIVITIES                               (4,130,759)         (5,337,914)        (22,175,910)
                                                                    ------------        ------------        ------------

Cash flows from investing activities:
  U.S. Government securities -- available for sale
     Purchases                                                       (19,298,746)         (3,868,775)        (36,146,416)
     Sales                                                            23,136,197           9,642,408          36,240,820
  Purchase of fixed assets                                              (108,807)           (401,912)         (1,887,347)
  Sale of fixed assets                                                     2,777                  --              10,236
  Decrease (increase) in --
     Other assets                                                         (3,212)              1,092             (43,082)
     Note receivable from former officer                                      --                  --            (100,000)
                                                                    ------------        ------------        ------------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  3,728,209           5,372,813          (1,925,789)
                                                                    ------------        ------------        ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                 775,391              24,034          21,678,650
  Redemption of 9% preferred stock                                            --             (63,750)            (63,750)
  Principal payments on capitalized leases                                (7,714)             (6,259)            (13,973)
  Proceeds from issuance of Series B
     convertible preferred stock                                              --                  --           1,841,108
  Proceeds from issuance of 9% preferred stock                                --                  --           1,076,588
  Proceeds from issuance of Series C
     convertible preferred stock                                       3,576,543                  --           3,576,543
  Proceeds from subordinated convertible note                                 --                  --             208,333
  Payment of 9% preferred stock dividends                                     --                  --            (110,250)
                                                                    ------------        ------------        ------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  4,344,220             (45,975)         28,193,249
                                                                    ------------        ------------        ------------


Increase (decrease) in cash and cash equivalents                       3,941,670             (11,076)          4,091,550
Cash and cash equivalents, beginning of period                           149,880             160,956                  --
                                                                    ------------        ------------        ------------
Cash and cash equivalents, end of period                            $  4,091,550        $    149,880        $  4,091,550
                                                                    ------------        ------------        ------------
                                                                    ------------        ------------        ------------

                         SEE ACCOMPANYING NOTES.

CORTEX PHARMACEUTICALS, INC.
(A development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
Period from inception (February 10, 1987) through June 30, 1996

NOTE 1 -- BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS -- Cortex Pharmaceuticals, Inc. (the "Company") was formed to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurodegenerative diseases and other neurological and psychiatric disorders. Since its formation in 1987, the Company has been engaged in research and development activities.

BASIS OF PRESENTATION; DEVELOPMENT STAGE ENTERPRISE -- From inception through June 30, 1996, the Company has generated only modest operating revenues and has incurred losses aggregating $25,219,624. Successful completion of the Company's development program and it transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company's cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company is exploring several near-term alternatives for raising additional capital, including corporate parnership arrangements and the issuance of additional securities. The Company is planning to raise additional capital through the sale of debt or equity.
When the Company proceeds with a debt or equity financing, there can be no assurance that funds will be available on favorable terms, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. See Note 10.

The Company is seeking collaborative or other arrangements with larger pharmaceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. Because of the current adverse market conditions for biopharmaceutical company financings, the competition for corporate partnering arrangements with major pharmaceutical companies has become very intense, with a large number of biopharmaceutical companies attempting to satisfy their short-term funding requirements through such arrangements. Accordingly, although the Company is presently engaged in discussions with a number of candidate companies, there can be no assurance that an agreement will arise from these discussions in a timely manner, or at all, or that any agreement that may arise from these discussions will successfully reduce the Company's short-term or long-term funding requirements.

REVERSE STOCK SPLIT; AUTHORIZED SHARES -- On January 11, 1995, the Company effected a one-for-five reverse stock split of its common stock and revised the authorized number of shares of common stock from 50,000,000 to 20,000,000, with no change in the par value of $0.001 per share. The accompanying financial statements and all references to the number of shares and per share amounts have been adjusted to reflect the effect of the reverse split.

CASH EQUIVALENTS -- The Company considers all highly liquid short-term investments with maturities of less than three months when acquired to be cash equivalents.

USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION -- In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS 123"). The Company has elected to continue accounting for stock options under APB No. 25 "Accounting for Stock Issued to Employees." The adoption of FAS 123 was not expected to have a material effect on the Company's financial position or results of operations for the year ended June 30, 1996.

LONG-LIVED ASSETS -- In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets to be Disposed Of" ("FAS 121") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company's adoption of FAS 121 in the first quarter of fiscal 1996 did not have a material effect on the Company's financial position or results of operations.

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS -- Furniture, equipment and leasehold improvements are recorded at cost and are being depreciated on a straight-line basis over the lesser of their estimated useful lives, ranging from five to ten years, or the life of the lease, as appropriate.

NET LOSS PER SHARE -- Net loss per share is computed based on the weighted average number of common shares outstanding during the period, and incorporates preferred stock dividends that accrued during the period. Shares issuable upon conversion of preferred stock and upon exercise of outstanding stock options and warrants are not included since the effects would be anti-dilutive.

RESEARCH AND DEVELOPMENT COSTS -- All costs related to research and development activities are treated as expenses in the period incurred.

NOTE 2 -- FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, equipment and leasehold improvements consist of the following:

                                                     June 30,
                                                1996           1995
                                             -------------------------

          Laboratory equipment                 $990,329       $963,169
          Leasehold improvements                619,566        575,367
          Furniture and equipment                89,773         89,773
          Computers and software                193,372        158,700
                                             ----------     ----------
                                              1,893,040      1,787,009
          Accumulated depreciation           (1,085,439)      (855,215)
                                             ----------     ----------
                                             $  807,601     $  931,794
                                             ----------     ----------
                                             ----------     ----------

NOTE 3 -- PREFERRED STOCK

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share, of which 1,250,000 shares have been designated as 9% Cumulative Convertible Preferred Stock (non-voting, "9% Preferred"); 3,200,000 shares have been designated as Series B Convertible Preferred Stock (non-voting, "Series B Preferred"); 160 shares have been designated as Series C Convertible Preferred Stock (non-voting, "Series C Preferred"); and 549,840 shares are presently undesignated and may be issued with such rights and powers as the Board of Directors may designate.

The 9% Cumulative Convertible Preferred Stock as of June 30, 1996 and 1995 consisted of 110,000 and 370,000 shares, respectively, of an original 1,250,000 shares of 9% Preferred issued in a 1988 private placement. Each share of 9% Preferred is convertible into approximately 0.1333 shares of common stock at an effective conversion price of $7.50 per share of common stock, subject to adjustment under certain circumstances, such as stock splits or stock dividends. Cash dividends on the 9% Preferred accrue semiannually on June 15th and December 15th at the rate of $0.09 per share per annum. In order to conserve capital for operations, the Company has elected not to distribute the dividends that have accrued from June 15, 1990. Upon conversion of 9% Preferred, accrued and unpaid dividends are credited to additional paid-in capital. Accrued and unpaid dividends as of June 30, 1996 and 1995 were $64,350 and $183,150, respectively. In September 1995, holders of 260,000 shares of 9% Preferred converted their shares into 34,667 shares of the Company's common stock. The Company may redeem the 9% Preferred at any time at a price of $1.00 per share, an amount equal to its liquidation preference, upon not less than 30 nor more than 60 days' notice.

Series B Convertible Preferred Stock as of June 30, 1996 and 1995 consisted of 150,000 and 525,000 shares, respectively, of Series B Preferred issued in a May 1991 private placement. Each share of Series B Preferred is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, subject to adjustment under certain circumstances such as stock splits or stock dividends. In September 1995, holders of 375,000 shares of Series B Preferred converted their shares into 36,793 shares of the Company's common stock. The Series B Preferred may be redeemed by the Company at a price of $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days' notice. The liquidation preference of the Series B Preferred is subordinate to that of the 9% Preferred.

Series C Convertible Preferred Stock at June 30, 1996 consisted of 35 shares of an original 160 shares of Series C Preferred issued in a private placement completed in December 1995. Each share of Series C Preferred is convertible into common stock in accordance with a formula that is indexed to the average bid price of the Company's common shares. Holders of the Series C Preferred have a liquidation preference, after payment of full liquidation preference to holders of 9% Preferred and in parity with the Series B Preferred, of an amount equal to $25,000 per share, plus an amount equal to $2,500 per share per year. Upon receipt of a notice of conversion from a Series C Preferred Stock holder, the Company may elect to redeem the shares for a price equal to the closing bid price on the date of conversion multiplied by the number of shares of common stock issuable upon such conversion. On December 8, 1997 each share of Series C Preferred then outstanding will automatically convert into common stock at the conversion price then in effect. The Company may redeem the Series C Preferred at any time, subject to certain restrictions, at a redemption price ranging from 115% to 130% of the liquidation preference.

NOTE 4 -- COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

In July 1989, the Company completed an initial public offering of 1,100,000 Units, with each Unit consisting of 0.6 shares of common stock and two redeemable Class A warrants, for an aggregate of 660,000 shares of common stock and 2,200,000 Class A warrants. Each Class A warrant entitled the holder to purchase 0.26 shares of common stock and one redeemable Class B warrant at a price of $10.62 per share of common stock, as adjusted. During the year ended June 30, 1992, ten Class A warrants were exercised. The balance of the Class A warrants, and the Class B warrants issuable upon exercise of the Class A warrants, expired December 31, 1995.

In 1991, the Company issued 1,060,417 Class C warrants in a private placement transaction. Each Class C warrant entitled the holder to purchase 0.26 shares of common stock at a price of $9.185 per share, as adjusted. None of the Class C warrants were exercised prior to their expiration on December 31, 1995.

In connection with its agreement with Alkermes, Inc. ("Alkermes"; Note 6), the Company sold Alkermes 150,000 shares of common stock and issued non-redeemable warrants to Alkermes to purchase an additional 400,000 shares of common stock, for aggregate consideration of $1,500,000. The warrants have since expired.

In October 1993, the Company sold 103,577 shares of common stock at a price of $6.40 per share. The shares were acquired by four non-U.S. purchasers in a private placement transaction pursuant to Regulation S of the Securities and Exchange Commission.

In December 1993, the Company completed a private placement of 2,750,000 shares of common stock at a price of $5.00 per share. The shares were acquired by 39 institutional and accredited individual purchasers in a private placement transaction pursuant to Regulation D of the Securities and Exchange Commission. Vector Securities International, Inc. acted as placement agent for the transaction and was issued warrants in connection therewith (Note 8).

In connection with the December 1995 private placement of 160 shares of Series C Preferred Stock (Note 3), the Company issued to Swartz Investments, Inc., the placement agent for the transaction, a five-year non-redeemable warrant to purchase 106,195 shares of common stock at a price of $2.825 per share, subject to adjustment under certain circumstances. The warrants contain cashless exercise provisions and include piggyback registration rights.

As of June 30, 1996, 339,119 shares of common stock were reserved for issuance upon conversion of outstanding 9% Preferred, Series B Preferred and Series C Preferred Stock (Note 3); 440,573 shares were reserved for issuance upon exercise of warrants; and 895,931 shares were reserved for issuance upon exercise of outstanding stock options (Note 5).

NOTE 5 -- STOCK OPTION AND STOCK PURCHASE PLANS

EMPLOYEE/DIRECTOR OPTION PLAN -- The Company's 1989 Incentive Stock Option, Nonqualified Stock Option and Stock Purchase Plan provides for the granting by the Company of options and rights to purchase up to an aggregate of 500,000 shares of the Company's authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganizations) to directors, officers and other employees of the Company. The exercise price of nonqualified stock options and the purchase price of stock offered under this plan, which terminates February 2, 1999, must be at least 85% of the fair market value of the common stock on the date of grant. The exercise price of incentive stock options must be at least equal to the fair market value of the common stock on the date of grant. Each non-employee director (other than those who serve on the Board of Directors to oversee an investment in the Company) is automatically granted options to purchase 15,000 shares of Common Stock upon commencement of service as a director and additional options to purchase 2,500 shares of Common Stock on the date of each Annual Meeting of Stockholders. These nonqualified options have an exercise price equal to 100% of the fair market value of the common stock on the date of grant, have a ten-year term and vest in equal increments of 25% on the anniversary dates of the dates of grant. Non-employee directors who serve on the Board of Directors to oversee an investment in the Company receive options to purchase 5,000 shares of common stock upon commencement of service as a director and additional options to purchase 1,000 shares of common stock on the date of each Annual Meeting of Stockholders. These nonqualified options have an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant, have a ten-year term and vest in equal increments of 25% on the last day of each calendar quarter following the dates of grant. On March 23, 1995, options to purchase 100,000 shares of common stock at an exercise price of $8.75 per share previously granted to the Company's former President and Chief Executive Officer were canceled and reissued as options to purchase 100,000 shares of common stock at $3.50 per share, the then fair market value of the common stock. As of June 30, 1996, options to purchase an aggregate of 542,524 shares of common stock were outstanding under this plan, and an additional 53,854 shares of common stock were reserved for future option grants.

CONSULTANT PLAN -- The Company's 1989 Special Nonqualified Stock Option and Stock Purchase Plan provides for the granting by the Company of options and rights to purchase up to an aggregate of 300,000 shares of the Company's authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganizations) to consultants to the Company. The exercise price of nonqualified stock options and the purchase price of stock offered under this plan, which terminates February 2, 1999, must be at least 50% of the fair market value of the common stock on the date of grant. On May 24, 1995, options to purchase an aggregate of 51,000 shares of common stock previously granted to several consultants to the Company were repriced from a weighted average exercise price of $7.19 per share to $3.125 per share, the then fair market of the common stock. As of June 30, 1996, options to purchase an aggregate of 343,407 shares of common stock were outstanding under this plan, and an additional 16,026 shares of common stock were reserved for future option grants.

EXECUTIVE STOCK PLAN -- In 1991, in connection with his election as Chairman of the Board, Harvey S. Sadow, Ph.D. was granted an option to purchase 10,000 shares of common stock at an exercise price of $2.19 per share, representing 50% of the fair market value of the common stock on the date of grant. In 1993, a former President and Chief Executive Officer was granted an option to purchase 80,000 shares of common stock at an exercise price of $4.375 per share, representing 50% of the then fair market value of the common stock. On March 23, 1995 options held by the former officer to purchase 95,600 shares of common stock at an exercise price of $9.375 per share were canceled and reissued as options to purchase 65,560 shares of common stock at $3.50 per share, the then fair market value of the common stock, and options to purchase 30,040 shares of common stock at an exercise price of $4.50 per share. As of June 30, 1996, options to purchase an aggregate of 10,000 shares of common stock were outstanding under the Executive Stock Plan, and an additional 208,871 shares of common stock were reserved for future option grants.

As of June 30, 1996, options to purchase an aggregate of 361,552 shares of common stock were exercisable under the Company's stock option plans. During the years ended June 30, 1996 and 1995 and the period from inception (February 10, 1987) through June 30, 1996, options to purchase 0, 0, and 261,289 shares of common stock, respectively, were issued to certain directors, officers and consultants of the Company with exercise prices below the fair market value of the common stock on the dates of grant. The aggregate difference between the fair market value on the date of grant and the exercise price of the options granted has been recorded as compensation expense over the vesting period of the options. In February 1994, an option to purchase 14,000 shares of common stock that was previously issued to an officer was extended for three years. The aggregate difference between fair market value at the time of the extension and the exercise price of the options was recorded as compensation expense at the time of the extension. Stock option compensation expense related to these transactions, aggregating $42,109, $56,092 and $555,809 for the years ended
June 30, 1996 and 1995 and the period from inception (February 10, 1987) through June 30, 1996, respectively, has been recorded in the accompanying statements of operations.

Stock option transactions under the Company's stock option plans for the two years ended June 30, 1996 are summarized below:

                                                 Number      Exercise price
                                              of shares           per share
                                            -------------------------------

          Outstanding as of June 30, 1994       549,667        $ 0.94-10.94
            Granted                             556,970           1.75-5.00
            Exercised                           (11,272)          1.56-3.13
            Forfeited                          (266,497)          1.88-9.38
                                            -----------       -------------
          Outstanding as of June 30, 1995       828,868          0.94-10.94
            Granted                             409,101           2.63-7.25
            Exercised                          (205,878)          0.94-4.53
            Forfeited                          (136,160)          1.88-9.06
                                            -----------       -------------
          Outstanding as of June 30, 1996       895,931         $1.56-10.94
                                            -----------       -------------
                                            -----------       -------------
          Available for future grant            278,751
                                            -----------
                                            -----------

NOTE 6 -- AGREEMENT WITH ALKERMES, INC.; LEGAL PROCEEDINGS

In January 1992, the Company entered into a development and license agreement with Alkermes, Inc. ("Alkermes") for the development, clinical testing and commercialization of the Company's calpain inhibitor products, which was subsequently amended in October 1992 (the "Alkermes Agreement"). Under the Alkermes Agreement, the Company granted to Alkermes an exclusive worldwide license to commercialize calpain inhibitor products for the prevention and treatment of acute and chronic neurodegenerative diseases and disorders of the central and peripheral nervous systems. Under the Alkermes Agreement, the Company received an aggregate of $3,100,000 in research payments over the 18-month period ended June 30, 1993, and a $500,000 payment in October 1992 in connection with a limited expansion of Alkermes' commercial rights. In
November 1993, Alkermes filed an action in U.S. District Court in Massachusetts alleging that the Company had breached the Alkermes Agreement by developing calpain inhibitors for cerebral vasospasm. On October 5, 1995, the Company and Alkermes agreed to a settlement of the dispute. Alkermes agreed to dismiss its action against the Company and to relinquish all rights previously granted them by the Company, as well as rights to related technologies developed by Alkermes subsequent to October 6, 1992. In connection with the settlement, the Company issued to Alkermes a $1,000,000 three-year promissory note accruing interest semi-annually at the federal funds rate. The Company also committed to pay Alkermes a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations.


NOTE 7 -- COMMITMENTS

The Company leases its offices and research laboratories under an operating lease that expires May 31, 1999, with an additional five-year option at 95% of the then fair market rental rate. Rent expense under this lease for the years ended June 30, 1996 and 1995 and the period from inception (February 10, 1987) through June 30, 1996 was $193,000, $232,000 and $1,424,000, respectively.
Commitments under the lease for the years ending June 30, 1997, 1998 and 1999 are $229,000, $235,000 and $220,000, respectively.

As of June 30, 1996, the Company was obligated to two executive officers under employment agreements expiring through May 1997 that involve annual salary payments aggregating $332,500 and that provide for bonuses under certain circumstances. Additionally, in the event that a compound developed by or under the supervision of a senior scientific employee of the Company is commercialized by the Company, the Company will be obligated under certain circumstances to pay the employee a royalty based on net sales, as defined and subject to adjustment, of products containing the compound. Also as of June 30, 1996, the Company was committed under scientific consulting and external research agreements to annual payments aggregating approximately $1,253,000.

The Company has entered agreements with two academic institutions that provide the Company exclusive rights to certain of the technologies that it is developing. Under the terms of the agreements, the Company is committed to royalty payments, including minimum annual royalties of $95,000 for the years ending June 30, 1997 and 1998. Thereafter, minimum annual royalties are $105,000 for the remaining life of the patents covering the subject technologies. One of the agreements commits the Company to pay up to an additional $875,000 dependent upon achieving clinical testing and regulatory approval milestones. The same institution is eligible to receive a proportion of certain remuneration received by the Company in connection with sublicensing agreements that the Company may enter into.

NOTE 8 -- RELATED PARTY TRANSACTIONS

From inception (February 10, 1987) through June 30, 1991, the Company made payments aggregating $1,319,112 to a founding stockholder for commissions and underwriting fees for private and public offerings and for interest payments on a note formerly held by such stockholder. No such payments have been made since June 30, 1991.

From inception (February 10, 1987) through June 30, 1993, the Company paid or accrued scientific and other consulting fees to stockholders aggregating $606,993. In the years ended June 30, 1996 and 1995, such consulting fees aggregated $87,160 and $106,583, respectively. In addition, the Company is obligated under certain circumstances to make royalty payments to certain of its scientific consultants, some of whom are stockholders, and to one employee, upon successful commercialization of certain of its products by the Company or its licensees.

In 1988, the Company provided to a former officer a relocation loan in the amount of $100,000, bearing interest at 5% per annum, originally due in June 1991 and subsequently extended to December 1992. The Board of Directors reduced the principal amount of the loan to $90,000 as of January 1, 1990 and to $77,400 as of July 1, 1991, with the reductions recorded as salary expense. The outstanding principal and accrued interest on this loan aggregating $96,674 was paid off by the former officer in September 1992 by surrender of 12,627 shares of common stock at the then fair market value.

In connection with its initial public offering in July 1989, the Company entered into an agreement granting a then related party entity a five-year right of first refusal to act as underwriter or agent for public and private offerings. In July 1993, the formerly related party entity agreed to surrender its right of first refusal to act as underwriter or agent in future private and public offerings of securities by the Company, in exchange for a cash payment of $66,000.

On July 23, 1993, the Company entered into an agreement with Vector Securities International, Inc. ("Vector"), under which Vector agreed to serve as financial advisor to the Company in connection with corporate finance transactions and corporate partnering of the Company's cognition enhancement and Alzheimer's disease programs. In connection with the agreement, the Company paid a $50,000 retainer and issued to Vector a five-year non-redeemable warrant to acquire 11,448 shares of common stock at an exercise price of $6.77 per share, as adjusted and subject to further adjustment under certain circumstances.

In connection with its services as placement agent in the1993 private placement (Note 4), Vector was paid a fee of $1,096,800 and was issued a five-year non-redeemable warrant to purchase 274,200 shares of the Company's common stock at $9.375 per share. In connection with Vector's assistance in reaching the settlement with Alkermes (Note 6), this warrant was canceled and reissued as a new warrant to purchase 234,637 shares of the Company's common stock at $5.37 per share, as adjusted and subject to further adjustment, at any time through January 15, 2000. The value of this new warrant was computed utilizing the Black-Scholes option pricing model, and was recorded with the expense of the settlement with Alkermes in the accompanying statement of operations.

As consideration for its agreement to provide financial advisory services, as amended and extended November 29, 1994, Vector was paid a retainer of $50,000 and was issued a six-year non-redeemable warrant to purchase 38,293 shares of the Company's common stock at $4.57 per share, subject to adjustment under certain circumstances. Warrants to purchase 5,471 shares of the Company's common stock vested immediately, and warrants to purchase 16,411 shares of the Company's common stock vest upon the consummation of each strategic alliance when and as secured by Vector. For an expansion in January 1995 of its financial advisory assistance to include the Company's calpain inhibitor technology, the Company paid a $20,000 retainer and issued to Vector a five-year non-redeemable warrant to acquire 50,000 shares of the Company's common stock at $3.00 per share, subject to adjustment under certain circumstances. The Company may be required to make substantial additional payments for each strategic alliance secured by Vector. If a sale of the Company as presented by Vector is consummated, Vector may be entitled to receive a fee based on the aggregate consideration received by the Company.

NOTE 9 -- INCOME TAXES

The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.


As of June 30, 1996, the Company had federal and California tax net operating loss carryforwards of approximately $23,263,000 and $4,040,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California franchise tax purposes and the fifty percent limitation on California loss carryforwards. The federal and California tax loss carryforwards will begin expiring in 2003 and 1996, respectively. The Company also has federal and California research and development tax credit carryforwards totaling $665,000 and $152,000, respectively, which will begin expiring in 2003.

Utilization of the net operating losses and tax credit carryforwards from the tax years ended on or before June 30, 1992 is subject to an annual limitation of approximately $1,500,000, due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. Due to the equity transactions that occurred during the year ended June 30, 1996, the Company may have had another ownership change pursuant to Internal Revenue Code Section 382. If the Company is determined to have had such a change or if there should be future changes of ownership, these annual limitations for utilization of net operating loss carryforwards and tax credit carryforwards may become more restrictive. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three year period since the last ownership change.

Significant components of the Company's deferred tax assets as of June 30, 1996 and June 30, 1995 are shown below. The valuation allowance related to deferred tax assets is $10,847,000 and $9,079,000 for the years ended June 30, 1996 and 1995, respectively. The increase in the valuation allowance for the year ended June 30, 1996 of $1,768,000 is primarily due to additional reserves required for new deferred tax assets.

Deferred tax assets:
                                                             June 30,
                                                      1996              1995
                                                  ------------------------------

          Net operating loss carryforwards        $  8,285,000     $  6,836,000
          Capital loss carryforwards                    23,000               --
          Research and development credits             817,000          817,000
          Capitalized research and development
          costs                                      1,244,000          980,000
          Settlement with Alkermes, Inc.               433,000          430,000
          Other-net                                     45,000           16,000
                                                  ------------     ------------
          Net deferred tax assets                   10,847,000        9,079,000
                                                  ------------     ------------
          Valuation allowance for deferred tax
          assets                                   (10,847,000)      (9,079,000)
                                                  ------------     ------------
Total deferred tax assets                         $         --     $         --
                                                  ------------     ------------
                                                  ------------     ------------

NOTE 10 -- SUBSEQUENT EVENTS

In October 1996, the Board of Directors designated 500 shares of a new series of preferred stock, the Series D Convertible Preferred Stock ("Series D Preferred"). Each share of Series D Preferred is convertible into common stock in accordance with a formula that is indexed to the average bid price of the Company's common shares. Holders of the Series D Preferred have a liquidation preference, after payment of full liquidation preference to holders of the 9% Preferred, Series B Preferred and Series C Preferred, of an amount equal to $10,000 per share, plus $600 per share for each year that such share is outstanding. Shares of Series D Preferred automatically convert into common stock on that date which is two years from the date of issuance of such shares.

On October 15, 1996, the Company completed the first tranche of a three-tranche Regulation D private placement of Series D Preferred. The Company sold 100 shares of Series D Preferred at a price of $10,000 per share, for gross proceeds of $1,000,000. The Series D Preferred is convertible at an effective per share conversion price that is the lower of (i) 110% of the average closing bid price for the five trading days immediately preceding the closing date ($2.9425 for the first tranche) or (ii) that price that is 18% below the average closing bid price for the five trading days immediately preceding the conversion date, in each case subject to adjustment at the rate of six percent per annum based on the length of the period from issuance of the Series D Preferred until its conversion. The Company is preparing a registration statement covering resales of common shares issuable upon conversion of the Series D Preferred, and is to sell a second tranche of 150 shares of Series D Preferred (for gross proceeds of $1,500,000) 15 days following the effectiveness of such registration statement and a third tranche of 150 shares 60 days following the closing of the second tranche. The closing of the second and third tranches is subject to certain conditions, which conditions are outside the control of the investor, including but not limited to minimums for price and trading volume of the Company's common stock.

                          CORTEX PHARMACEUTICALS, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                            YEAR ENDED JUNE 30, 1996
                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER   DESCRIPTION
--------------------------------------------------------------------------------

     3.1 Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment on June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995 and by Certificate of Designation filed December 8, 1995, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed December 22, 1995.
     3.2    By-Laws of the Company, as currently in effect.
    10.2 Consulting Agreement, dated October 30, 1987, between the Company and Carl W. Cotman, Ph.D. * **
    10.3 Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D. * **
    10.8 1989 Incentive Stock Option, Nonqualified Stock Option and Stock Purchase Plan. * **
    10.9    1989 Special Nonqualified Stock Option and Stock
            Purchase Plan. *  **
    10.18 License Agreement, dated February 11, 1991 between the Company and Georgia Tech Research Corporation, incorporated by reference to Exhibit 10.18 of the Company's Amendment on Form 8 filed November 27, 1991 to the Company's Annual Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).
    10.19 License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to Exhibit 10.19 of the Company's Amendment on Form 8 filed November 27, 1991 to the Company's Annual Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).
    10.28 Amendment to 1989 Incentive Stock Option, Nonqualified Stock Option and Stock Purchase Plan adopted October 22, 1992, incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K filed September 16, 1992. **
    10.30 Employment Agreement dated February 4, 1993 between the Company and Alan A. Steigrod, incorporated by reference to Exhibit 10.30 of the Company's Quarterly Report on Form 10-Q filed May 14, 1992. **
    10.31 License Agreement dated June 25, 1993 between the Company and the Regents of the University of California, incorporated by reference to the Company's Amendment of Annual Report on Form 10-KSB/A filed November 26, 1993. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).
    10.34 Warrant for the Purchase of shares of common stock dated July 23, 1993 issued to Vector Securities International, Inc., incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form 10-KSB filed October 13, 1993.
    10.36   Amended and Restated Employment Agreement between the
            Company and

                                      EXH-1

   EXHIBIT
   NUMBER   DESCRIPTION
-------------------------------------------------------------------------------

            D. Scott Hagen, dated September 1, 1993, incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-KSB filed October 13, 1993. **
   10.36.1 Amendment No. 1, dated January 1, 1995, to the Amended and Restated Employment Agreement between the Company and D. Scott Hagen, dated September 1, 1993.
    10.41   Amendment to 1989 Incentive Stock Option, Nonqualified
            Stock Option and Stock Purchase Plan adopted
            December 13, 1993, incorporated by reference to Exhibit
            4.9 of the Company's Registration Statement on Form S-8 filed January 28, 1994.**
    10.42 Amendment to 1989 Special Nonqualified Stock Option and Stock Purchase Plan adopted December 13, 1993, incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-8 filed
            January 28, 1994.**
    10.43   Amendment to Executive Stock Plan adopted December 13,
            1993, incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-8 filed
            January 28, 1994.**
    10.44   Lease Agreement, dated January 31, 1994, for the
            Company's facilities in Irvine, California, incorporated by reference to Exhibit 10.44 of the Company's Quarterly Report on Form 10-QSB filed May 16, 1994.
    10.45   Amendment to 1989 Incentive Stock Option, Nonqualified
            Stock Option and Stock Purchase Plan adopted December
            15, 1994, incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-8 filed February 8, 1995.**
    10.46 Amendment to 1989 Special Nonqualified Stock Option and Stock Purchase Plan adopted December 1994, incorporated by reference to Exhibit 4.9 of the Company's
            Registration Statement on Form S-8 filed February 8,
            1995.**
    10.47   Amendment to Executive Stock Plan adopted September 9,
            1994, incorporated by reference to the same numbered
            Exhibit to the Company's Annual Report on Form 10-KSB filed October 13, 1995.**
    10.48   Amendment to the Non-Employee Director Formula Grant
            Plan, adopted December 15, 1994, incorporated by reference to the same numberd Exhibit to the Company's Annual Report on Form 10-KSB filed October 13, 1995.**
    10.49   Settlement Agreement between the Company and Alkermes,
            Inc., dated October 5, 1995, incorporated by reference to the same numbered Exhibit to the Company's Annual
            Report on Form 10-KSB filed October 13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's Application requesting confidential treatment under Rule 406 of the Securities Act of 1933).
    10.50 Form of Subscription Agreement entered into with each purchaser of Series C Preferred Stock, incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed December 22, 1995, incorporated by reference to the same numbered Exhibit to the Company's Pre-Effective Amendment No. 1 to Post Effective
            Amendment No. 2 to Registration Statement on Form SB-2,
            No. 33-71894, filed January 26, 1996.
    10.51 Warrant dated December 8, 1995, to purchase 106,195 shares issued to Swartz Investments Inc., incorporated by reference to Exhibit 4.3 of the Company's Current
            Report on Form 8-K filed December 22, 1995, incorporated by reference to the same numbered Exhibit to the the Company's Pre-Effective Amendment No. 1 to Post
            Effective Amendment No. 2 to Registration Statement on
            Form SB-2, No. 33-71894, filed January 26, 1996.
    10.52 Registration Rights Agreement dated December 8, 1995, entered into with purchasers of Series C Preferred Stock and Swartz Investments, Inc., incorporated by reference to Exhibit 4.2 of the Company's Current Report on
            Form 8-K filed December 22, 1995, incorporated by reference to the same numbered Exhibit to the Company's Pre-Effective Amendment No. 1 to Post Effective
            Amendment No. 2 to Registration Statement on Form SB-2,
            No. 33-71894, filed January 26, 1996.

   EXHIBIT
   NUMBER   DESCRIPTION
-------------------------------------------------------------------------------

    10.53   Warrant dated November 29, 1994, to purchase 35,000
            shares issued to Vector Securities
            International, Inc., incorporated by reference to the same numbered Exhibit to the Company's Pre-Effective Amendment No.
            1 to Post Effective Amendment No. 2 to Registration Statement
            on Form SB-2, No. 33-71894, filed January 26, 1996.
    10.54   Warrant dated January 20, 1995, to purchase 50,000
            shares issued to Vector Securities International, Inc.,
            incorporated by reference to the same numbered Exhibit
            to the Company's Pre-Effective Amendment No. 1 to Post
            Effective Amendment No. 2 to Registration Statement on
            Form SB-2, No. 33-71894, filed January 26, 1996.
    10.55   Warrant dated November 30, 1995, to purchase 210,000
            shares issued to Vector Securities International, Inc.,
            incorporated by reference to the same numbered Exhibit
            to the Company's Pre-Effective Amendment No. 1 to Post
            Effective Amendment No. 2 to Registration Statement on
            Form SB-2, No. 33-71894, filed January 26, 1996.
    10.57   Amendment to 1989 Incentive Stock Option, Nonqualified Stock
            Option and Stock Purchase Plan adopted December 12, 1995,
            incorporated by reference to exhibit 4.11 of the Company's
            Registration Statement on Form S-8 filed September 13, 1996.**
    10.58   Amendment to 1989 Special Nonqualified Stock Option and Stock
            Purchase Plan adopted December 12, 1995, incorporated by
            reference to exhibit 4.10 of the Company's Registration Statement on Form S-8 filed September 13, 1996.**
     21     Subsidiaries of the Registrant.
     23     Consent of Ernst & Young LLP, Independent Auditors.
     24     Power of Attorney (included on Signature Page).
     27     Financial Data Schedule

---------------------------
      * Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.
     ** Indicates management contract or compensatory plan or arrangement required to be identified pursuant to Item 13 of Form 10-KSB.