Form 10QSB
period 1996-09-30
CORTEX PHARMACEUTICALS INC/DE/
filed 1996-11-12
CIK 849636

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-QSB


(Mark One)

  * QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT ----- OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1996
                                              ------------------


      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ----- ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________



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

                                 NOT APPLICABLE
                       _________________________________
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                           IF CHANGED SINCE LAST YEAR)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
YES   *     NO
    ----       ----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             7,763,350 shares of Common Stock as of November 1, 1996

                          CORTEX PHARMACEUTICALS, INC.
                                      INDEX
                                                                                               PAGE NUMBER
PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Balance Sheets -- September 30, 1996 and June 30, 1996 . . . . . . . . . . . . . .3

             Statements of Operations -- Three months ended
             September 30, 1996 and 1995; and period from
             inception (February 10, 1987) through September 30, 1996 . . . . . . . . . . . . .4

             Statements of Cash Flows -- Three months ended
             September 30, 1996 and 1995 and period from
             inception (February 10, 1987) through September 30, 1996 . . . . . . . . . . . . .5

             Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . .7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . 9

PART II.  OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . .12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13


PART I.    . . . . . . . . . . . . . . FINANCIAL INFORMATION
ITEM 1.    . . . . . . . . . . . . . . .FINANCIAL STATEMENTS

                          CORTEX PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEETS

                                                                         (UNAUDITED)         (NOTE)
                                                                  September 30, 1996  June 30, 1996
---------------------------------------------------------------------------------------------------

ASSETS
Current assets:
 Cash and cash equivalents                                               $ 2,936,064    $ 4,091,550
 U.S. government securities -- available for sale                                 --             --
 Other current assets                                                        117,935         88,427
                                                                         -----------    -----------
 Total current assets                                                      3,053,999      4,179,977

Furniture, equipment and leasehold improvements, net                         758,337        807,601
Other                                                                         25,716         26,342
                                                                         -----------     ----------
                                                                         $ 3,838,052    $ 5,013,920
                                                                         -----------    -----------
                                                                         -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                        $  199,812      $  217,332
 Accrued dividends                                                           64,350          64,350
 Accrued wages, salaries and related expenses                                59,493          40,145
 Current obligations under capital leases                                     7,951           8,501
                                                                         ----------      ----------
   Total current liabilities                                                331,606         330,328

Obligations under capital leases                                                 --           1,499
Note payable to Alkermes, Inc.                                            1,051,488       1,037,330

Stockholders' equity:
 9% cumulative convertible preferred stock, $0.001
   par value; $1.00 per share liquidation preference;
   shares authorized: 1,250,000; shares issued and
   outstanding: 110,000                                                    110,000          110,000
 Series B convertible preferred stock, $0.001 par value;
   $0.6667 per share liquidation preference; shares
   authorized: 3,200,000; shares issued and
   outstanding: 150,000                                                    86,810           86,810
 Series C convertible preferred stock, $0.001 par value;
   $25,000 per share liquidation preference; shares
   authorized: 160; shares issued and outstanding:
   25 (September 30, 1996) and 35 (June 30, 1996)                          537,483          752,476
 Common stock, $0.001 par value; shares authorized:
   20,000,000; shares issued and outstanding:
   7,589,271 (September 30, 1996) and 7,495,576
   (June 30, 1996)                                                           7,589            7,496
 Additional paid-in capital                                             28,263,738       28,048,414
 Unrealized gain (loss) on available for
   sale U.S. government securities                                             164           (1,135)
 Deficit accumulated during the development stage                      (26,550,826)     (25,359,298)
                                                                       -----------      -----------
   Total stockholders' equity                                            2,454,958        3,644,763
                                                                       -----------      -----------
                                                                       $ 3,838,052      $ 5,013,920
                                                                       -----------      -----------
                                                                       -----------      -----------

               SEE ACCOMPANYING NOTES.

NOTE: THE BALANCE SHEET AS OF JUNE 30, 1996 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.

                           CORTEX PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Period from
                                                                             inception
                                                Three months ended       (February 10,
                                                  September 30,          1987) through
                                              -------------------------  September 30,
                                                 1996          1995           1996
______________________________________________________________________________________
Revenues:
 Research and license revenue under an agreement
   with Alkermes, Inc.                        $        --   $        --   $  3,600,000
 Grant revenue                                         --            --         94,717
                                              -----------   -----------   ------------
   Total revenues                                      --            --      3,694,717

Operating expenses:
 Research and development expenses                793,547       665,478     19,762,659
 General and administrative expenses              432,374       323,444     10,482,933
 Settlement with Alkermes, Inc.                        --            --      1,227,977
                                              -----------   -----------   ------------
   Total operating expenses                     1,225,921       988,922     31,473,569
                                              -----------   -----------   ------------
Loss from operations                           (1,225,921)     (988,922)   (27,778,852)
Interest income, net                               34,393        34,312      1,367,700
                                              -----------   -----------   ------------
Net loss                                      $(1,191,528)  $  (954,610)  $(26,411,152)
                                              ===========   ===========   ============
Weighted average common shares outstanding      7,557,700     6,086,804
                                              ===========   ===========
Net loss per share                                 $(0.16)     $  (0.16)
                                              ===========   ===========

                          SEE ACCOMPANYING NOTES.

                          CORTEX PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Period from
                                                                                            inception
                                                                                        (February 10,
                                                                Three months ended      1987) through
                                                                    September 30,       September 30,
                                                             _______________________
                                                                    1996        1995             1996
_____________________________________________________________________________________________________
Cash flows from operating activities:
 NET LOSS                                                    $(1,191,528)  $(954,610)   $ (26,411,152)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                53,350      58,173        1,162,372
     Settlement with Alkermes, Inc.                                   --          --        1,227,977
     Changes in operating assets/liabilities:
       Accounts payable and accrued expenses                       1,828      32,341          259,305
       Accrued interest on U.S. government securities                 --     (21,080)        (149,856)
       Other current assets                                      (29,508)     50,934         (117,935)
       Interest receivable from former officer                        --          --          (19,274)
     Realized loss on sale of U.S. government securities              --         551           54,317
     Stock option compensation expense                                --      14,139          555,809
     Stock issued for services                                        --          --           28,750
     Reduction in note receivable from former
       officer--compensation expense                                  --          --           22,600
     Other                                                        15,457          --           60,776
                                                             -----------   ---------    -------------
 NET CASH USED IN OPERATING ACTIVITIES                        (1,150,401)   (819,552)     (23,326,311)
                                                             -----------   ---------    -------------
Cash flows from investing activities:
 U.S. government securities--available-for-sale--
   Purchases                                                          --          --      (36,146,416)
   Proceeds from sales                                                --     749,418       36,240,820
 Purchase of fixed assets                                         (4,086)         --       (1,891,433)
 Sale of fixed assets                                                 --       2,777           10,236
 Decrease (increase) in--
   Other assets                                                      626        (529)         (42,456)
   Note receivable from former officer                                --          --         (100,000)
                                                             -----------   ---------    -------------
 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (3,460)    751,666       (1,929,249)
                                                             -----------   ---------    -------------
Cash flows from financing activities:
 Proceeds from issuance of common stock                              424       9,839       21,679,424
 Proceeds from issuance of Series B
   convertible preferred stock                                        --          --        1,841,108
 Proceeds from issuance of 9% preferred stock                         --          --        1,076,588
 Proceeds from issuance of Series C
   convertible preferred stock                                        --          --        3,576,543
 Proceeds from subordinated convertible note                          --          --          208,333
 Payment of 9% preferred stock dividends                              --          --         (110,250)
 Redemption of 9% preferred stock                                     --          --          (63,750)
 Redemption of common stock                                           --          --             (350)
 Principal payments on capitalized leases                         (2,049)     (1,859)         (16,022)
                                                             -----------   ---------    -------------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (1,625)      7,980       28,191,624
                                                             -----------   ---------    -------------
Increase (decrease) in cash and cash equivalents              (1,155,486)    (59,906)       2,936,064
Cash and cash equivalents, beginning of period                 4,091,550     149,880               --
                                                             -----------   ---------    -------------
Cash and cash equivalents, end of period                      $2,936,064    $ 89,974     $  2,936,064
                                                             ===========   =========    =============

               SEE ACCOMPANYING NOTES.
                                             (CONTINUED ...)

                          CORTEX PHARMACEUTICALS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                             (UNAUDITED, CONTINUED)


                                                                     Period from
                                                                       inception
                                                                   (February 10,
                                           Three months ended      1987) through
                                              September 30,        September 30,
                                             1996      1995                 1996
                                          --------------------     -------------
--------------------------------------------------------------------------------
Supplemental schedule of non-cash
investing and financing activities:

  Accretion of 9% preferred stock           $   --   $     --        $  139,674

  Conversion of 9% preferred stock to
   common stock                                 --    388,700         1,311,686

  Conversion of Series B preferred stock
   to common stock                              --    217,027         1,754,273

  Conversion of Series C preferred stock
   to common stock                          214,993        --         2,902,407

  Capital lease obligation incurred to
   lease equipment                               --        --            23,973



             SEE ACCOMPANYING NOTES.

CORTEX PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
PERIOD FROM INCEPTION (FEBRUARY 10, 1987) THROUGH SEPTEMBER 30, 1996
(UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-KSB. Certain previously reported amounts have been reclassified to conform with the June 30, 1996 and September 30, 1996 presentation.

NOTE 2 -- DEVELOPMENT STAGE ENTERPRISE

From inception (February 10, 1987) through September 30, 1996, the Company has generated only modest operating revenues and has incurred losses aggregating $26,411,152. As of September 30, 1996, the Company had working capital of $2,722,393. This amount, along with the proceeds from the private placement of Series D Preferred Stock in October 1996 (Note 4), will enable the Company to maintain its planned operations through June 1997. Continued operation beyond June 1997 will require additional capital. Over the longer term, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenues adequate to support the Company's cost structure.

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

NOTE 4 -- SUBSEQUENT EVENTS

On October 15, 1996, the Company completed the first tranche of a three-tranche Regulation D private placement of Series D Preferred Stock ("Series D Preferred"). The Company sold 100 shares of Series D Preferred at a price of $10,000 per share, for gross proceeds of $1,000,000. The Series D Preferred issued in this tranche is convertible at an effective per share conversion price that is the lower of (i) 110% of the average closing bid price for the five trading days immediately preceding the closing date
($2.9425 for the first tranche) or (ii) that price that is 18% below the average closing bid price for the five trading days immediately preceding the conversion date, in each case subject to adjustment at the rate of six percent per annum based on the length of the period from issuance of the Series D Preferred until its conversion. The Company is preparing a registration statement covering resales of common stock issuable upon conversion of the Series D Preferred, and is to sell a second tranche of 150 shares of Series D Preferred (for gross proceeds of $1,500,000) 15 days following the effectiveness of such registration statement and a third tranche of 150 shares 60 days following the closing of the second tranche. The closing of the second and third tranches is subject to certain conditions, which conditions are outside the control of the investor, including but not limited to minimums for price and trading volume of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT AND WITH "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" PRESENTED ON THE COMPANY'S 1996 ANNUAL REPORT ON FORM 10-KSB FILED OCTOBER 15, 1996.

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

RESULTS OF OPERATIONS

From inception (February 10, 1987) through September 30, 1996, the Company's revenue has consisted of (i) $3,600,000 of license fees and research and development funding from January 1992 through June 1993 under the Company's agreement with Alkermes, Inc. ("Alkermes"), (ii) net interest income aggregating $1,368,000, and (iii) $95,000 of grant revenue.

From inception (February 10, 1987) through September 30, 1996, the Company has sustained losses aggregating $26,411,152. Continuing losses are anticipated over the next several years, as the Company's ongoing operating expenses for preclinical research and early clinical development will only be offset, if at all, by licensing revenues under planned strategic alliances with larger pharmaceutical companies that the Company is seeking for the later stages of clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under these planned strategic alliances, if and as entered into, is likely to significantly affect the Company's operations, and to produce substantial period-to-period fluctuation in reported financial results. Over the longer term, the Company will be dependent upon successful commercial development of its products by its prospective partners to attain profitable operations from product royalties or other revenues based on product sales.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

The net loss for the three-month period ended September 30, 1996 of $1,192,000 compares with a net loss of $955,000 for the corresponding prior year period. The increased operating expenses were primarily attributable to scientific and administrative personnel additions, along with increased levels of sponsored external research.

Research and development expenses increased from $665,000 to $794,000, or by $129,000 (19%), during the three-month period ended September 30, 1996 compared to the corresponding prior year period. The increase was principally due to higher outlays for sponsored research, additions to the complement of scientific employees and a resultant increase in spending for laboratory supplies, partially offset by lower clinical trials expenses.

General and administrative expenses increased from $323,000 to $432,000 or by $109,000 (34%) during the three-month period ended September 30, 1996 compared to the corresponding prior year period. The bulk of the increase was due to the relocation of the new Chief Executive Officer, the hiring of a business development executive and increased travel expenses in connection with corporate partnering activities.


PLAN OF OPERATIONS; LIQUIDITY AND CAPITAL RESOURCES

CORTEX has funded its organizational and research and development activities primarily from the issuance of equity securities, with net proceeds from inception (February 10, 1987) through September 30, 1996 aggregating
$28 million. An additional $3.6 million in research and license payments was received from Alkermes between January 1992 and June 1993 in connection with the development and license agreement with that firm. Interest income from inception through September 30, 1996, which approximates funds received, was $1.4 million.

As of September 30, 1996, the Company had cash, cash equivalents and short-term investments totaling $2.9 million and working capital of $2.7 million. In comparison, as of September 30, 1995, the Company had cash, cash equivalents and short-term investments of $3.1 million and working capital of $2.6 million. The decreases resulted from amounts required to fund operating losses and to purchase capital equipment, partially offset by approximately $3.6 million received from a private placement of Series C Preferred Stock in December 1995. From inception (February 10, 1987) through September 30, 1996, net expenditures for furniture, equipment and leasehold improvements aggregated $1.9 million.

As of September 30, 1996, Cortex had outstanding 110,000 shares of 9% cumulative convertible preferred stock, which accrue cumulative semi-annual dividends at an annual rate of $0.09 per share. To conserve capital for operations, the Company has elected not to distribute the dividends that have accrued from June 15, 1990. Accrued and unpaid dividends as of September 30, 1996 were $64,350.

The Company leases approximately 30,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 1999, with an additional five-year option at 95% of the then fair market rental rate. The commitments under the lease agreement for the years ending June 30, 1997, 1998 and 1999 are $229,000, $234,000 and $220,000, respectively.

In connection with the settlement in October 1995 of the license dispute with Alkermes, the Company issued to Alkermes a $1,000,000 three-year promissory note accruing interest semi-annually at the then federal funds rate. The Company also agreed to pay Alkermes a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations.

Over the next twelve months, the Company plans to conduct additional preclinical and Phase I/II clinical studies on its AMPAKINE compounds. This planned research involves a twelve-month expenditure of approximately $4.2 million. This amount includes approximately $966,000 of funding for sponsored research in academic laboratories, to which the Company is or will be committed under various license agreements and sponsored research agreements. Significant investments in plant or equipment or substantial changes to staffing levels are not contemplated under current spending plans for the next twelve months. As of September 30, 1996, Cortex had 19 full-time employees and one part-time employee.

On October 15, 1996, Cortex completed the first tranche of a Regulation D private placement of Series D Preferred Stock and in connection therewith received gross proceeds of $1,000,000. The Company is to receive an additional $3,000,000 in two additional tranches, subject to certain conditions. See Note 4 ("Subsequent Events") of the accompanying Financial Statements.

Cortex anticipates that its existing cash, cash equivalents and short-term investments, combined the proceeds from the first tranche of the October 1996 financing and a modest amount of anticipated interest income, will be sufficient to satisfy its capital requirements through June 1997 under current spending plans. The successful closing of the second and third tranches of the October 1996 financing is expected to extend this though the first calendar quarter of 1998.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS

        EXHIBIT
        NUMBER            DESCRIPTION
        ----------------------------------------------------------------------
          3.1 Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment on June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certficate of Correction filed May 1, 1991, by
                    Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, and by Certificate of Designation filed October 15, 1996.

        10.59 Securities Subscription Agreement for Series D Preferred Stock dated October 15, 1996, between the Company and Ashline Ltd.

        10.60 1996 Stock Incentive Plan adopted on October 25, 1996, subject to approval by the Company's stockholders.

        27          Financial Data Schedule


        (b)  REPORTS ON FORM 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 1996.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CORTEX PHARMACEUTICALS, INC.





November 12, 1996                      By:  /s/ D. Scott Hagen
                                       ---------------------------------------
                                       D. Scott Hagen
                                       Vice President and Chief Financial
                                       Officer;
                                       Corporate Secretary
                                       (PrincipalFinancial and Accounting
                                       Officer)