Form 10QSB
period 1996-12-31
CORTEX PHARMACEUTICALS INC/DE/
filed 1997-02-14
CIK 849636

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB


(Mark One)
  *      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ----    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED     December 31, 1996
                                                    --------------------------

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ----    ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO
                                                     -------------  ------------


                          COMMISSION FILE NUMBER    0-17951


                             CORTEX PHARMACEUTICALS, INC.
          (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                      Delaware                                33-0303583
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

                                    NOT APPLICABLE
                             ---------------------------
                 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                             IF CHANGED SINCE LAST YEAR)


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

               8,803,734 shares of Common Stock as of February 12, 1997

                             CORTEX PHARMACEUTICALS, INC.
                                        INDEX

                                                                     PAGE NUMBER
                                                                     -----------
PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Balance Sheets -- December 31, 1996 and June 30, 1996....      3

              Statements of Operations -- Three months ended
              December 31, 1996 and 1995; six months ended
              December 31, 1996 and 1995; and period from inception
              (February 10, 1987) through December 31, 1996............      4

              Statements of Cash Flows -- Six months ended
              December 31, 1996 and 1995; and period from inception
              (February 10, 1987) through December 31, 1996............      5

              Notes to Financial Statements............................      7

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations;
              Plan of Operation........................................      8

PART II. OTHER INFORMATION

    Item 2.   Changes in Securities....................................     11

    Item 3.   Defaults upon Senior Securities .........................     11

    Item 4.   Submission of Matters to a Vote of Security Holders......     11

    Item 6.   Exhibits and Reports on Form 8-K.........................     12

SIGNATURES    .........................................................     13

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                             CORTEX PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                                    BALANCE SHEETS

                                             (UNAUDITED)               (NOTE)
                                       December 31, 1996        June 30, 1996
------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents              $  1,777,882            $  4,091,550
  U.S. government securities --
    available for sale                        946,330                      --
  Other current assets                        119,337                  88,427
                                         ------------            ------------
       Total current assets                 2,843,549               4,179,977

Furniture, equipment and
  leasehold improvements, net                 709,694                 807,601
Other                                          23,130                  26,342
                                         ------------            ------------
                                         $  3,576,373            $  5,013,920
                                         ------------            ------------
                                         ------------            ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                       $    256,705            $    217,332
  Accrued dividends                            69,300                  64,350
  Accrued wages, salaries and
    related expenses                           60,585                  40,145
  Current obligations under capital
    leases                                      5,852                   8,501
                                         ------------            ------------
    Total current liabilities                 392,442                 330,328

Obligations under capital leases                   --                   1,499
Note payable to Alkermes, Inc.              1,064,891               1,037,330

Stockholders' equity:
  9% cumulative convertible preferred
    stock, $0.001 par value; $1.00 per
    share liquidation preference; shares
    authorized: 1,250,000; shares issued
    and outstanding: 110,000                  110,000                 110,000
  Series B convertible preferred stock,
    $0.001 par value; $0.6667 per share
    liquidation preference; shares
    authorized: 3,200,000; shares issued
    and outstanding: 150,000                   86,810                  86,810
  Series C convertible preferred stock,
    $0.001 par value; $25,000 per share
    liquidation preference; shares
    authorized: 160; shares issued and
    outstanding: 35 (June 30, 1996)                --                 752,476
  Series D convertible preferred stock,
    $0.001 par value; $10,000 per share
    liquidation preference, shares
    authorized: 500; shares issued and
    outstanding 100 (December 31, 1996)       923,130                      --
  Common stock, $0.001 par value; shares
    authorized: 20,000,000; shares issued
    and outstanding: 7,896,812 (December
    31, 1996) and 7,495,576 (June 30, 1996)     7,897                   7,496
  Additional paid-in capital               28,854,468              28,048,414
  Unrealized loss on available for
    sale U.S. government securities            (1,467)                 (1,135)
  Deficit accumulated during the
    development stage                     (27,861,798)            (25,359,298)
                                         ------------            ------------
  Total stockholders' equity                2,119,040               3,644,763
                                         ------------            ------------
                                         $  3,576,373            $  5,013,920
                                         ------------            ------------
                                         ------------            ------------

                        SEE ACCOMPANYING NOTES.

NOTE:  THE BALANCE SHEET AS OF JUNE 30, 1996 HAS BEEN DERIVED FROM THE AUDITED
                       FINANCIAL STATEMENTS AT THAT DATE.

                             CORTEX PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                                                                    Period from
                                                                                                      inception
                                      Three months ended            Six months ended              (February 10,
                                          December 31,                 December 31,               1987) through
                                   --------------------------  ---------------------------         December 31,
                                      1996         1995             1996           1995                   1996
---------------------------------------------------------------------------------------------------------------
Revenues:
    Research and license revenue
      under an agreement with
      Alkermes, Inc.              $        --      $        --     $        --     $        --     $  3,600,000
    Grant revenue                          --               --              --              --           94,717
                                  -----------      -----------     -----------     -----------     ------------
      Total revenues                       --               --              --              --        3,694,717

Operating expenses:
  Research and development            868,926          607,438       1,662,473       1,272,916       20,631,585
  General and administrative          471,731          487,731         904,105         811,175       10,954,664
  Settlement with Alkermes, Inc.           --               --              --              --        1,227,977
                                  -----------      -----------     -----------     -----------     ------------
      Total operating expenses      1,340,657        1,095,169       2,566,578       2,084,091       32,814,226
                                  -----------      -----------     -----------     -----------     ------------
Loss from operations               (1,340,657)      (1,095,169)     (2,566,578)     (2,084,091)     (29,119,509)
Interest income, net                   29,685           25,522          64,078          59,834        1,397,385
                                  -----------      -----------     -----------     -----------     ------------
Net loss                          $(1,310,972)     $(1,069,647)    $(2,502,500)    $(2,024,257)    $(27,722,124)
                                  -----------      -----------     -----------     -----------     ------------
                                  -----------      -----------     -----------     -----------     ------------
Weighted average common
  shares outstanding                7,749,664        6,159,855       7,653,682       6,123,330
                                  -----------      -----------     -----------     -----------
                                  -----------      -----------     -----------     -----------
Net loss per share                 $    (0.17)     $     (0.17)    $     (0.33)    $     (0.33)
                                  -----------      -----------     -----------     -----------
                                  -----------      -----------     -----------     -----------

                        SEE ACCOMPANYING NOTES.

                             CORTEX PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                              Period from
                                                                                inception
                                              Six months ended              (February 10,
                                                 December 31,               1987) through
                                             ---------------------           December 31,
                                              1996            1995                  1996
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
  NET LOSS                                  $(2,502,500)   $(2,024,257)      $(27,722,124)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization           101,993        115,322          1,211,015
        Settlement with Alkermes, Inc.               --             --          1,227,977
         Changes in operating assets/
           liabilities:
           Accounts payable and accrued
             expenses                            59,813       (224,900)           317,290
           Accrued interest on U.S.
             government securities               (9,335)       (27,129)          (159,191)
           Other current assets                 (30,910)        (5,038)          (138,611)
         Realized loss on sale of U.S.
           government securities                     --            958             54,317
         Stock option compensation expense                      42,109            555,809
         Stock issued for services                   --             --             28,750
         Reduction in note receivable from
          former officer--compensation
          expense                                    --             --             22,600
         Changes in other assets and other
           long term liabilities                 27,561         12,658             72,880
                                            -----------    -----------       ------------
  NET CASH USED IN OPERATING ACTIVITIES      (2,353,378)    (2,110,277)       (24,529,288)
                                            -----------    -----------       -------------
Cash flows from investing activities:
  U.S. government securities--
    available-for-sale--
    Purchases                                  (937,327)    (6,351,193)       (37,083,743)
    Proceeds from sales                              --      4,849,034         36,240,820
  Purchase of fixed assets                       (4,086)        (7,124)        (1,891,433)
  Sale of fixed assets                               --          2,777             10,236
  Decrease (increase) in--
    Other assets                                  3,212           (529)           (39,870)
    Note receivable from former officer              --             --           (100,000)
                                            -----------    -----------       ------------
  NET CASH USED IN INVESTING ACTIVITIES        (938,201)    (1,507,035)        (2,863,990)
                                            -----------    -----------       -------------
Cash flows from financing activities:
  Proceeds from issuance of common stock         58,929          9,839         21,737,929
  Proceeds from issuance of Series D
    convertible preferred stock                 923,130             --            923,130
  Proceeds from issuance of Series C
    convertible preferred stock                      --       3,584,385         3,576,543
  Proceeds from issuance of Series B
    convertible preferred stock                      --              --         1,841,108
  Proceeds from issuance of 9% preferred stock       --              --         1,076,588
  Proceeds from subordinated convertible note        --              --           208,333
  Payment of 9% preferred stock dividends            --              --          (110,250)
  Redemption of 9% preferred stock                   --              --           (63,750)
  Redemption of common stock                         --              --              (350)
  Principal payments on capitalized leases       (4,148)        (3,763)           (18,121)
                                            -----------    -----------       ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES     977,911      3,590,461         29,171,160
                                            -----------    -----------       ------------
Increase (decrease) in cash and cash
  equivalents                                (2,313,668)       (26,851)         1,777,882
Cash and cash equivalents, beginning
  of period                                   4,091,550        149,880                 --
                                            -----------    -----------       ------------
Cash and cash equivalents, end of period    $ 1,777,882    $   123,029       $  1,777,882
                                            -----------    -----------       ------------
                                            -----------    -----------       ------------

                        SEE ACCOMPANYING NOTES.                  (CONTINUED...)

                             CORTEX PHARMACEUTICALS, INC.
                           (A DEVELOPMENT STAGE ENTERPRISE)

                               STATEMENTS OF CASH FLOWS
                                (UNAUDITED, CONTINUED)


                                                                              Period from
                                                                                inception
                                              Six months ended              (February 10,
                                                 December 31,               1987) through
                                             ---------------------           December 31,
                                              1996            1995                  1996
-----------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing
and financing activities:

  Accretion of 9% preferred stock           $    --      $     --             $  139,674

  Conversion of 9% preferred stock
    to common stock                              --       388,700              1,311,686

  Conversion of Series B preferred stock
    to common stock                              --       217,027              1,754,273

  Conversion of Series C preferred stock
    to common stock                         537,483           --               3,439,890

  Capital lease obligation incurred to
    lease equipment                              --           --                  23,973


                        SEE ACCOMPANYING NOTES.

CORTEX PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
Period from Inception (February 10, 1987) through December 31, 1996
(UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-KSB. Certain previously reported amounts have been reclassified to conform with the June 30, 1996 and December 31, 1996 presentation.

NOTE 2 -- DEVELOPMENT STAGE ENTERPRISE

From inception (February 10, 1987) through December 31, 1996, the Company has generated only modest operating revenues and has incurred losses aggregating $27,722,124. As of December 31, 1996, the Company had working capital of $2,451,107. This amount, together with the proceeds from the second and third tranches of the private placement of Series D Preferred Stock (see Note 3), will enable the Company to maintain its planned operations into the first calendar quarter of 1998. Over the longer term, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenues adequate to support the Company's cost structure.

NOTE 3 -- PRIVATE PLACEMENT

On October 15, 1996, the Company completed the first tranche of a three-tranche Regulation D private placement of Series D Preferred Stock ("Series D Preferred"). The Company sold 100 shares of Series D Preferred at a price of $10,000 per share, for gross proceeds of $1,000,000. A second tranche of 150 shares of Series D Preferred was sold on January 9, 1997, and the third tranche of 150 shares was sold on February 12, 1997. Gross proceeds of $1,500,000 were received in each of the second and third tranches. The Series D Preferred is convertible at an effective per share conversion price that is the lower of (i) 110% of the average closing bid price for the five trading days immediately preceding the closing date ($2.9425, $4.52375 and $4.63375 for the first, second and third tranches, respectively) or (ii) that price that is 18% below the average closing bid price for the five trading days immediately preceding the conversion date, in each case subject to adjustment at the rate of six percent per annum based on the length of the period from issuance of the Series D Preferred until its conversion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT, AND WITH "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" PRESENTED IN THE COMPANY'S 1996 ANNUAL REPORT ON FORM 10-KSB.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business and technology, which involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized and actual results may differ materially. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

RESULTS OF OPERATIONS

From inception (February 10, 1987) through December 31, 1996, the Company's revenue has consisted of (i) $3,600,000 of license fees and research and development funding from January 1992 through June 1993 under the Company's earlier agreement with Alkermes, Inc., (ii) net interest income aggregating $1,397,385, and (iii) $94,717 of grant revenue.

From inception (February 10, 1987) through December 31, 1996, the Company has sustained losses aggregating $27,722,124. Continuing losses are anticipated over the next several years, as the Company's ongoing operating expenses for preclinical research and early clinical development will only be offset, if at all, by licensing revenues under planned strategic alliances with larger pharmaceutical companies that the Company is seeking for the later stages of clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under these planned strategic alliances, if and as entered into, is likely to significantly affect the Company's operations, and to produce substantial period-to-period fluctuation in reported financial results. Over the longer term, the Company will be dependent upon successful commercial development of its products by its prospective partners to attain profitable operations from product royalties or other revenues based on product sales.

The loss for the three-month period ended December 31, 1996 of $1,310,972 compares with a net loss of $1,069,647 for the corresponding prior year period. The loss for the six-month period ended December 31, 1996 was $2,502,500, compared to a loss of $2,024,257 for the corresponding prior year period. The increased losses in the current year period are attributable to higher levels of research and development spending.

Research and development expenses increased from $607,438 to $868,926, or by $261,488 (43%), during the three-month period ended December 31, 1996 compared to the corresponding prior year period. The same expenses increased from $1,272,916 to $1,662,473, or by $389,557 (31%), during the six-month period ended December 31, 1996. The increases were primarily due to additions to the complement of scientific employees and a consequent increase in spending for laboratory supplies. Higher outlays for sponsored research accounted for most of the remaining increase.

General and administrative expenses decreased slightly from $487,731 to $471,731, or by $16,000 (3%) during the three-month period ended December 31, 1996 compared to the corresponding prior year period. The same expenses increased from $811,175 to $904,105, or by $92,930 (11%), during the six-month period ended December 31, 1996, mostly due to hiring and relocating expenses and increased travel expenses related to corporate partnering activities, partially offset by lower spending for consulting and legal fees.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

PLAN OF OPERATION; LIQUIDITY AND CAPITAL RESOURCES

Cortex has funded its organizational and research and development activities primarily from the issuance of equity securities, with net proceeds from such issuances from inception (February 10, 1987) through December 31, 1996 aggregating $29.2 million. An additional $3.6 million in research and license payments was received from Alkermes, Inc. between January 1992 and June 1993 in connection with a development and license agreement with that firm. Interest income from inception through December 31, 1996, which approximates funds received, was $1.4 million.

As of December 31, 1996, the Company had cash, cash equivalents and short-term investments totaling $2.7 million and working capital of $2.5 million. In comparison, as of December 31, 1995, the Company had cash, cash equivalents and short-term investments of $5.4 million and working capital of $5.2 million. The decreases resulted from amounts required to fund operating losses and to purchase capital equipment, partially offset by proceeds of approximately $1,000,000 received from the first tranche of a private placement of Series D Preferred Stock. Subsequent to December 31, 1996, the Company received gross proceeds totaling $3,000,000 from the second and third tranches of the private placement. See Note 3 ("Private Placement") of the accompanying Financial Statements. Cortex anticipates that its existing cash, cash equivalents and short-term investments, combined with a modest amount of anticipated interest income, will be sufficient to satisfy its capital requirements through at least December 1997 under current spending plans.

The Company leases approximately 30,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 1999, with an additional five-year option at 95% of the then fair market rental rate. The commitments under the lease agreement for the years ending

June 30, 1997, 1998 and 1999 are $229,000, $234,000 and $220,000,
respectively. From inception (February 10, 1987) through December 31, 1996, net expenditures for furniture, equipment and leasehold improvements aggregated $1.9 million.

As of December 31, 1996, Cortex had outstanding 110,000 shares of 9% cumulative convertible preferred stock, which accrue cumulative dividends semi-annually at an annual rate of $0.09 per share. To conserve capital for operations, the Company has elected not to distribute the dividends that have accrued from June 15, 1990. Accrued and unpaid dividends as of December 31, 1996 were $69,300.

In connection with the settlement in October 1995 of a license dispute with Alkermes, Inc. the Company issued to Alkermes a $1,000,000 three-year promissory note accruing interest semi-annually at the then federal funds rate. The Company also agreed to pay Alkermes, Inc. a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations.

Over the next twelve months, the Company plans to conduct additional preclinical and Phase I clinical studies on its AMPAKINE-TM- compounds. This planned research involves a twelve-month expenditure of approximately $2.6 million. This amount includes approximately $900,000 of funding for sponsored research in academic laboratories, to which the Company is committed under various license, sponsored research and consulting agreements. Significant investments in plant or equipment or substantial changes to staffing levels are not contemplated under current spending plans for the next twelve months. As of December 31, 1996, Cortex had 20 full-time employees and one part-time employee.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On October 15, 1996 the Company entered into an agreement to sell 400 shares of Series D Preferred Stock to a single purchaser (the "Purchaser") for $10,000 per share in reliance on the private placement exemption of Section 4(2) of the Securities Act. The Purchaser represented that it was an accredited investor, acquiring the shares of Series D Preferred Stock for its own account for investment purposes as a principal and without a view towards immediate resale on distribution. The shares were not offered to the Purchaser through any general solicitation. The Company sold the first tranche of 100 shares of Series D Preferred Stock on October 15, 1996, the second tranche of 150 shares of Series D Preferred Stock on January 9, 1997, and the third tranche of 150 shares of Series D Preferred Stock on February 12, 1997. The shares of Common Stock issuable upon conversion of the Series D Preferred Stock were registered for resale under the Securities Act under a Registration Statement declared effective on December 26, 1996. As of December 31, 1996, no shares of Series D Preferred Stock had been converted into Common Stock, and as of February 12, 1997, 250 shares of Series D Preferred Stock had been converted into 842,922 shares of Common Stock. See Notes 2 and 3 to the Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-QSB.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Board of Directors of the Company elected not to distribute the semi-annual dividends that have accrued subsequent to December 15, 1989 on the Company's 9% cumulative convertible preferred stock, in order to conserve capital for operations. As of December 31, 1996, accrued and unpaid dividends on the 9% cumulative convertible preferred stock were $69,300.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 12, 1996, the Company held its Annual Meeting of Stockholders, with stockholders holding 6,527,247 shares of common stock (representing 84% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchanges Act of 1934. Robert F. Allnutt, Jerome M. Arnold, Carl W. Cotman, Ph.D., Michael G. Grey, Harvey S. Sadow, Ph.D., Vincent F. Simmon, Ph.D. and Davis L. Temple, Jr., Ph.D. were listed as management's nominees in the Proxy Statement and were elected as directors at the meeting. The votes for each nominee were as follows:

                                    Number of           Number of         Votes
    Name                        Affirmative Votes     Negative Votes    Withheld
    ----                        -----------------    ---------------    --------
    Robert F. Allnutt                   6,485,708             41,539          --
    Jerome M. Arnold                    6,485,748             41,499          --
    Carl W. Cotman, Ph.D.               6,485,648             41,599          --
    Michael G. Grey                     6,485,748             41,499          --
    Harvey S. Sadow, Ph.D.              6,485,748             41,499          --
    Vincent F. Simmon, Ph.D.            6,485,808             41,439          --
    Davis L. Temple, Jr., Ph.D.         6,485,748             41,499          --

At the meeting, the Company also sought the approval of the stockholders of the 1996 Stock Incentive Plan ("1996 Plan"), which provides for the grant by the Company of options and/or rights to purchase up to an initial aggregate of 613,132 shares. There are an aggregate of 939,538 shares subject to issuance under outstanding options granted under the Company's 1989 Incentive Stock Option, Nonqualified Stock Option and Stock Purchase Plan, 1989 Special Nonqualified Stock Option and Stock Purchase Plan and Executive Plan (the "Prior Plans"). No further options will be granted under the Prior Plans. There shall be added to the number of shares that may be issued under the 1996 Plan any shares underlying lapsed or expired options granted under the Prior Plans plus, on the last day of each fiscal year of the Company, a number of shares equal to twenty (20%) of the increase in the number of shares of Common Stock outstanding since the last day of the previous fiscal year. This 1996 Plan expires
October 25, 2006, unless terminated earlier by the Board of Directors. This proposal was approved by 2,477,467 affirmative votes. There were 207,000 negative votes, 44,118 abstentions and 3,798,662 broker non-votes.

At the meeting, the Company also sought the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 1997. This proposal was approved by 6,502,565 affirmative votes. There were 9,089 negative votes and 15,593 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

    EXHIBIT
    NUMBER    DESCRIPTION
    ----------------------------------------------------------------------------

    27   Financial Data Schedule


         (b)  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during the quarter ended December 31, 1996.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CORTEX PHARMACEUTICALS, INC.





         February 14, 1997             By:       /s/ D. Scott Hagen
                                          -------------------------------------
                                          D. Scott Hagen
                                          Vice President and Chief Financial
                                          Officer; Corporate Secretary
                                          (Principal Financial and Accounting
                                          Officer)