Form 10-Q
period 1997-03-31
CORTEX PHARMACEUTICALS INC/DE/
filed 1997-05-09
CIK 849636

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(Mark One)
   *   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 -----
       OF 1934 FOR THE QUARTERLY PERIOD ENDED     March 31, 1997
                                             -----------------------

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -----
       ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ____________


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

              9,394,249 shares of Common Stock as of May 6, 1997

                         CORTEX PHARMACEUTICALS, INC.
                                     INDEX

                                                            PAGE NUMBER
                                                            -----------

PART I.  FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Balance Sheets -- March 31, 1997 and June 30, 1996..........   3

               Statements of Operations -- Three months ended
               March 31, 1997 and 1996; nine months ended March 31,
               1997 and 1996; and period from inception (February 10, 1987)
               through March 31, 1997......................................   4

               Statements of Cash Flows -- Nine months ended
               March 31, 1997 and 1996; and period from inception
               (February 10, 1987) through March 31, 1997..................   5

               Notes to Financial Statements...............................   7

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations;
               Plan of Operation...........................................   8

PART II.       OTHER INFORMATION

  Item 2.      Changes in Securities.......................................   11

  Item 5.      Other Information...........................................   11

  Item 6.      Exhibits and Reports on Form 8-K............................   11

SIGNATURES ................................................................   12

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         CORTEX PHARMACEUTICALS, INC.
                       (A development stage enterprise)

                                BALANCE SHEETS

                                                                  (Unaudited)          (Note)
                                                               March 31, 1997  June 30, 1996
----------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                    $  4,670,303    $  4,091,550
  U.S. government securities -- available for sale                       --              --
  Other current assets                                               72,530          88,427
                                                               ------------    ------------
     Total current assets                                         4,742,833       4,179,977

Furniture, equipment and leasehold improvements, net                680,576         807,601
Other                                                                23,130          26,342
                                                               ------------    ------------
                                                               $  5,446,539    $  5,013,920
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $    289,488    $    217,332
  Accrued dividends                                                  69,300          64,350
  Accrued wages, salaries and related expenses                       55,916          40,145
  Current obligations under capital leases                            3,702           8,501
                                                               ------------    ------------
     Total current liabilities                                      418,406         330,328

Obligations under capital leases                                         --           1,499
Note payable to Alkermes, Inc.                                    1,078,024       1,037,330

Stockholders' equity:
  9% cumulative convertible preferred stock, $0.001
     par value; $1.00 per share liquidation preference;
     shares authorized: 1,250,000; shares issued and
     outstanding: 110,000                                           110,000         110,000
  Series B convertible preferred stock, $0.001 par value;
     $0.6667 per share liquidation preference; shares
     authorized: 3,200,000; shares issued and
     outstanding: 150,000                                            86,810          86,810
  Series C convertible preferred stock, $0.001 par value;
     $25,000 per share liquidation preference; shares
     authorized: 160; shares issued and outstanding: 35
     (June 30, 1996)                                                     --         752,476
  Series D convertible preferred stock, $0.001 par value;
     $10,000 per share liquidation preference, shares
     authorized: 500; shares issued and outstanding: 50
     (March 31, 1997)                                               467,221              --
  Common stock, $0.001 par value; shares authorized:
     20,000,000; shares issued and outstanding:
     9,148,727 (March 31, 1997) and 7,495,576
     (June 30, 1996)                                                  9,149           7,496
  Additional paid-in capital                                     32,290,631      28,048,414
  Unrealized loss on available for
     sale U.S. government securities                                   (284)         (1,135)
  Deficit accumulated during the development stage              (29,013,418)    (25,359,298)
                                                               ------------    ------------
     Total stockholders' equity                                   3,950,109       3,644,763
                                                               ------------    ------------
                                                               $  5,446,539    $  5,013,920
                                                               ============    ============

              See accompanying notes.

Note: The balance sheet as of June 30, 1996 has been derived from the audited financial statements at that date.

                          CORTEX PHARMACEUTICALS, INC.
                        (A development stage enterprise)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                             Period from
                                                                                                               inception
                                                                                                           (February 10,
                                                  Three months ended           Nine months ended           1987) through
                                                       March 31,                    March 31,                  March 31,
                                                ---------------------        ---------------------         -------------
                                                1997          1996            1997           1996                   1997
------------------------------------------------------------------------------------------------------------------------
Revenues:
  Research and license revenue
    under an agreement with
    Alkermes, Inc.                              $       --    $        --     $       --     $        --    $  3,600,000
  Grant revenue                                         --             --             --              --          94,717
                                                -----------   ------------    -----------    -----------    ------------
    Total revenues                                      --             --             --             --        3,694,717

Operating expenses:
  Research and development                          827,111        760,890      2,489,584      2,033,806      21,458,696
  General and administrative                        366,635        441,276      1,270,740      1,252,451      11,321,299
  Settlement with Alkermes, Inc.                     --             --             --             --           1,227,977
                                                -----------   ------------    -----------    -----------    ------------
    Total operating expenses                      1,193,746      1,202,166      3,760,324      3,286,257      34,007,972
                                                -----------   ------------    -----------    -----------    ------------
Loss from operations                            $(1,193,746)    (1,202,166)    (3,760,324)    (3,286,257)    (30,313,255)
Interest income, net                                 42,126         56,882        106,204        116,716       1,439,511
                                                -----------   ------------    -----------    -----------    ------------
Net loss                                        $(1,151,620)   $(1,145,284)   $(3,654,120)   $(3,169,541)   $(28,873,744)
                                                ===========    ===========    ===========    ===========    ============
Weighted average common
  shares outstanding                              8,402,320      6,536,803      7,899,585      6,260,152
                                                ===========    ===========    ===========    ===========
Net loss per share                              $     (0.14)   $     (0.18)   $     (0.46)   $     (0.51)
                                                ===========    ===========    ===========    ===========


                         See accompanying notes.

                          CORTEX PHARMACEUTICALS, INC.
                        (A development stage enterprise)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                         Period from
                                                                                                           inception
                                                                            Nine months ended          (February 10,
                                                                                  March 31,            1987) through
                                                                         ---------------------------       March 31,
                                                                            1997                1996            1997
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     NET LOSS                                                            $(3,654,120)   $ (3,169,541)   $(28,873,744)
     Adjustments to reconcile net loss to
          net cash used in operating activities:
            Depreciation and amortization                                    150,090         173,055       1,259,112
            Settlement with Alkermes, Inc.                                        --              --       1,227,977
            Changes in operating assets/liabilities:
              Accounts payable and accrued expenses                           87,927        (175,276)        345,404
              Accrued interest on U.S. government securities                 (11,822)        (64,012)       (161,678)
              Other current assets                                            15,897         (35,147)        (91,804)
            Realized loss on sale of U.S. government securities                   --             969          54,317
            Stock option compensation expense                                     --          42,109         555,809
            Stock issued for services                                             --              --          28,750
            Reduction in note receivable from former
              officer--compensation expense                                       --              --          22,600
            Changes in other assets and other long term liabilities           40,694          25,747          86,013
                                                                         -----------    ------------    ------------
     NET CASH USED IN OPERATING ACTIVITIES                                (3,371,334)     (3,202,096)    (25,547,244)
                                                                         -----------    ------------    ------------
Cash flows from investing activities:
     U.S. government securities--available-for-sale--
          Purchases                                                         (937,327)    (13,102,660)    (37,083,743)
          Proceeds from sales                                                950,000      14,887,736      37,190,820
     Purchase of fixed assets                                                (23,065)        (28,038)     (1,910,412)
     Sale of fixed assets                                                         --           2,777          10,236
     Decrease (increase) in--
          Other assets                                                         3,212            (529)        (39,870)
          Note receivable from former officer                                     --              --        (100,000)
                                                                         -----------    ------------    ------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      (7,180)      1,759,286      (1,932,969)
                                                                         -----------    ------------    ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                                  243,929         428,436      21,922,929
     Proceeds from issuance of Series D
          convertible preferred stock                                      3,719,636              --       3,719,636
     Proceeds from issuance of Series C
          convertible preferred stock                                             --       3,576,543       3,576,543
     Proceeds from issuance of Series B
          convertible preferred stock                                             --              --       1,841,108
     Proceeds from issuance of 9% preferred stock                                 --              --       1,076,588
     Proceeds from subordinated convertible note                                  --              --         208,333
     Payment of 9% preferred stock dividends                                      --              --        (110,250)
     Redemption of 9% preferred stock                                             --              --         (63,750)
     Redemption of common stock                                                   --              --            (350)
     Principal payments on capitalized leases                                 (6,298)         (5,715)        (20,271)
                                                                         -----------    ------------    ------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                             3,957,267       3,999,264      32,150,516
                                                                         -----------    ------------    ------------
Increase (decrease) in cash and cash equivalents                             578,753       2,556,454       4,670,303
Cash and cash equivalents, beginning of period                             4,091,550         149,880              --
                                                                         -----------    ------------    ------------
Cash and cash equivalents, end of period                                 $ 4,670,303    $  2,706,334    $  4,670,303
                                                                         ===========    ============    ============

                See accompanying notes.                  (Continued ...)

                          CORTEX PHARMACEUTICALS, INC.
                        (A development stage enterprise)

                            STATEMENTS OF CASH FLOWS
                             (Unaudited, Continued)


                                                                                          Period from
                                                                                            inception
                                                                   Nine months ended    (February 10,
                                                                        March 31,       1987) through
                                                               -----------------------      March 31,
                                                                     1997         1996           1997
Supplemental schedule of non-cash investing
and financing activities:
     Accretion of 9% preferred stock                           $       --   $      --      $  139,674

     Conversion of 9% preferred stock to common stock                  --      388,700      1,311,686

     Conversion of Series B preferred stock
          to common stock                                              --      217,027      1,754,273

     Conversion of Series C preferred stock
          to common stock                                         537,483    2,085,433      3,439,890

     Conversion of Series D preferred stock
          to common stock                                       3,252,414          --       3,252,414

     Capital lease obligation incurred to lease equipment              --          --          23,973

                See accompanying notes.

CORTEX PHARMACEUTICALS, INC.
(A development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
Period from Inception (February 10, 1987) through March 31, 1997
(Unaudited)

Note 1 -- Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-
B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-KSB. Certain previously reported amounts have been reclassified to conform with the June 30, 1996 and March 31, 1997 presentation.

Note 2 -- Development Stage Enterprise

From inception (February 10, 1987) through March 31, 1997, the Company has generated only modest operating revenues and has incurred losses aggregating $28,873,744. As of March 31, 1997, the Company had working capital of $4,324,427, which will enable the Company to maintain its planned operations into the first calendar quarter of 1998. Over the longer term, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenues adequate to support the Company's cost structure.

Note 3 -- Private Placement

On October 15, 1996, the Company completed the first tranche of a three-tranche Regulation D private placement of Series D Preferred Stock ("Series D Preferred"). The Company sold 100 shares of Series D Preferred at a price of $10,000 per share, for gross proceeds of $1,000,000. A second tranche of 150 shares of Series D Preferred was sold on January 9, 1997, and the third tranche of 150 shares was sold on February 12, 1997. Gross proceeds of $1,500,000 were received in each of the second and third tranches. The Series D Preferred is convertible at an effective per share conversion price that is the lower of (i) 110% of the average closing bid price for the five trading days immediately preceding the closing date ($2.9425, $4.52375 and $4.63375 for the first, second and third tranches, respectively) or (ii) that price that is 18% below the average closing bid price for the five trading days immediately preceding the conversion date, in each case subject to adjustment at the rate of six percent per annum based on the length of the period from issuance of the Series D Preferred until its conversion. As of March 31, 1997, the Series D Preferred shares from the first and second tranches and 100 of the Series D Preferred shares from the third tranche had been converted into 1,187,915 shares of the Company's Common Stock.

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

RESULTS OF OPERATIONS

From inception (February 10, 1987) through March 31, 1997, the Company's revenue has consisted of (i) $3,600,000 of license fees and research and development funding from January 1992 through June 1993 under an earlier agreement with Alkermes, Inc., (ii) net interest income aggregating $1,439,511, and (iii) $94,717 of grant revenue.

From inception (February 10, 1987) through March 31, 1997, the Company has sustained losses aggregating $28,873,744. Continuing losses are anticipated over the next several years, as the Company's ongoing operating expenses for preclinical research and early clinical development will only be offset, if at all, by license fees, milestone payments, research support payments and/or other revenues under planned strategic alliances that the Company is seeking with larger pharmaceutical companies for the later stages of clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under these planned strategic alliances, if and as entered into, is likely to significantly affect the Company's operations, and to produce substantial period-to-period fluctuation in reported financial results. Over the longer term, the Company will be dependent upon successful commercial development of its products by its prospective partners to attain profitable operations from product royalties or other revenues based on product sales.

The loss for the three-month period ended March 31, 1997 of $1,151,620 compares with a net loss of $1,145,284 for the corresponding prior year period. The loss for the nine-month period ended March 31, 1997 was $3,654,120, compared to a loss of $3,169,541 for the corresponding prior year period. Higher levels of research and development spending were responsible for the increases in the current year periods.

Research and development expenses increased from $760,890 to $827,111, or by $66,221 (9%), during the three-month period ended March 31, 1997 compared to the corresponding prior year period. The same expenses increased from $2,033,806 to $2,489,584, or by $455,778 (22%), during the nine-month period ended March 31, 1997 compared to the prior year period. Additions to the scientific employee complement and a resultant increase in spending for laboratory supplies contributed most of the increases. Expenses for the three months ended March 31, 1997 also include costs related to the commencement of Phase I/IIa human clinical testing in the United States in February 1997, partially offset by lower spending for patent legal fees and travel and a temporary decline in sponsored research. For the nine-month period ended March 31, 1997, the additional personnel and laboratory supplies expenses combined with higher outlays for sponsored research to produce the increase over the prior year period.

General and administrative expenses decreased from $441,276 to $366,635, or by $74,641 (17%) during the three-month period ended March 31, 1997 compared to the corresponding prior year period. Most of the decrease represents higher salary and related expenses in the prior year due to one-time payments to a former officer. For the nine-months ended March 31, 1997, general and administrative expenses of $1,270,740 were materially consistent with the $1,252,451 recorded for the prior year period.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

PLAN OF OPERATION; LIQUIDITY AND CAPITAL RESOURCES

Cortex has funded its organizational and research and development activities primarily from the issuance of equity securities, with net proceeds from such issuances from inception (February 10, 1987) through March 31, 1997 aggregating $32 million. An additional $3.6 million in research and license payments was received from Alkermes, Inc. between January 1992 and June 1993 in connection with a development and license agreement with that firm. Interest income from inception through March 31, 1997, which approximates funds received, was $1.4 million.

As of March 31, 1997, the Company had cash, cash equivalents and short-term investments totaling $4.7 million and working capital of $4.3 million. In comparison, as of June 30, 1996, the Company had cash, cash equivalents and short-term investments totaling $4.1 million and working capital of $3.8 million. The increases were attributable to net proceeds of $3.7 million received from the private placement of Series D Preferred Stock (Note 3 "Private Placement"), partially offset by amounts required to fund operating losses and purchase capital equipment. From inception (February 10, 1987) through March 31, 1997, net expenditures for furniture, equipment and leasehold improvements aggregated $1.9 million.

The Company leases approximately 30,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 1999, with an additional five-year option at 95% of the then fair market rental rate. The commitments under the lease agreement for the years ending June 30, 1997, 1998 and 1999 are $229,000, $234,000 and $220,000, respectively.

As of March 31, 1997, Cortex had outstanding 110,000 shares of 9% cumulative convertible preferred stock, which accrue cumulative dividends semi-annually at an annual rate of $0.09 per share. To conserve capital for operations, the Company has elected not to distribute the dividends that have accrued from June 15, 1990. Accrued and unpaid dividends as of March 31, 1997 were $69,300.

In connection with the settlement in October 1995 of a license dispute with Alkermes, Inc. the Company issued to Alkermes a $1,000,000 three-year promissory note accruing interest semi-annually at the then federal funds rate. The Company also agreed to pay Alkermes a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations.

Over the next twelve months, the Company plans to conduct additional preclinical and Phase I/II clinical studies on its AMPAKINE compounds. These planned research and development activities involve a twelve-month expenditure of approximately $4 million. Significant investments in plant or equipment or substantial changes to staffing levels are not contemplated under current spending plans for the next twelve months. As of March 31, 1997, Cortex had 20 full-time employees and one part-time employee.

Cortex anticipates that its existing cash, cash equivalents and short-term investments, combined with a modest amount of anticipated interest income, will be sufficient to satisfy its capital requirements into early calendar 1998 under current spending plans. Additional funds will be required to continue operations beyond that time.

In order to provide resources for both its short and long-term spending requirements, the Company is presently seeking collaborative or other arrangements with larger pharmaceutical companies, under which it is intended that such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. However, competition for such arrangements is intense, with a large number of biopharmaceutical companies attempting to secure alliances with more established pharmaceutical companies. Although the Company is engaged in discussions with candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all. Accordingly, the Company is exploring the possibility of raising additional capital through the sale of debt or equity securities. If the Company proceeds with a debt or equity financing, there can be no assurance that the funds will be available on favorable terms, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

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

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On October 15, 1996 the Company entered into an agreement to sell 400 shares of Series D Preferred Stock to a single purchaser (the "Purchaser") for $10,000 per share in reliance on the private placement exemption of Section 4(2) of the Securities Act. The Purchaser represented that it was an accredited investor, acquiring the shares of Series D Preferred Stock for its own account for investment purposes as a principal and without a view towards immediate resale on distribution. The shares were not offered to the Purchaser through any general solicitation. The Company sold the first tranche of 100 shares of Series D Preferred Stock on October 15, 1996, the second tranche of 150 shares of Series D Preferred Stock on January 9, 1997, and the third tranche of 150 shares of Series D Preferred Stock on February 12, 1997. The shares of Common Stock issuable upon conversion of the Series D Preferred Stock were registered for resale under the Securities Act under a Registration Statement declared effective on December 26, 1996. As of March 31, 1997, 350 shares of Series D Preferred Stock had been converted into 1,187,915 shares of Common Stock. See
Note 3 to the Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-QSB.

ITEM 5.  OTHER INFORMATION

On January 14, 1997, Jerome M. Arnold resigned as a director of the Company to avoid any potential conflicts of interest in connection with his responsibilities as an executive recruiter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

     EXHIBIT
     NUMBER     DESCRIPTION
     ---------------------------------------------------------------------------

       27       Financial Data Schedule


     (b)    Reports on Form 8-K

            No reports on Form 8-K were filed during the quarter ended March 31, 1997.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CORTEX PHARMACEUTICALS, INC.



     May 9, 1997         By:        /s/ D. SCOTT HAGEN
                                    --------------------------------------------
                                    D. Scott Hagen
                                    Vice President and Chief Financial Officer;
                                    Corporate Secretary
                                    (Principal Financial and Accounting Officer)