Form 10KSB40
period 1997-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 1997-09-24
CIK 849636

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                   FORM 10-KSB

      X   Annual Report pursuant to Section 13 or 15(d) of the Securities
     ---  Exchange Act of 1934 For the fiscal year ended        June 30, 1997
                                                         --------------------
                                       OR

          Transition Report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 For the transition period from __________________
          to ____________

                         Commission file number 0-17951

                          CORTEX PHARMACEUTICALS, INC.
                 (Name of small business issuer in its charter)

          Delaware                                     33-0303583
(State or other jurisdiction            (I.R.S. Employer Identification Number)
of incorporation or organization)

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
YES   X   NO
    -----    ------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X
                              -------

Revenues for the issuer's most recent fiscal year were $0. The aggregate market value of the voting stock held by non-affiliates as of May 6, 1997 was $24,307,104 (based on the last sale price of the common stock as reported by Nasdaq).

As of September 22, 1997, there were 9,466,565 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES        NO   X
                                                               -----     ----

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III: Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on December 11, 1997.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . .     3

Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . .    11

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .    11

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . .    11

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters . . .    12

Item 6.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . . .    13

Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . .    15

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . . . . . .    15

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act. . . . . . .    15

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . .    15

Item 11.  Security Ownership of Certain Beneficial Owners
           and Management. . . . . . . . . . . . . . . . . . . . . . . .    15

Item 12.  Certain Relationships and Related Transactions . . . . . . . .    15

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .    18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-1

FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . .   F-1

EXHIBIT INDEX AND EXHIBITS . . . . . .(Attached to this Report on Form 10-KSB)

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include statements regarding (i) future research plans, expenditures and results, (ii) potential collaborative arrangements,
(iii) the potential utility of the Company's proposed products and (iv) the need for, and availability of, additional financing.

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

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Cortex Pharmaceuticals, Inc. ("Cortex" or the "Company") is a development stage enterprise that was organized in 1987 to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurodegenerative diseases and other neurological and psychiatric disorders. The primary effort at Cortex is centered on developing products that affect the AMPA-type glutamate receptor, a complex of proteins that is involved in most "excitatory" communication between nerve cells in the human brain. Cortex is developing a family of chemical compounds, known as AMPAKINEs-TM-, to enhance the activity of this receptor. Cortex believes that AMPAKINEs hold promise for correcting deficits brought on by a variety of diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter. In October 1994, the Company initiated human safety studies with CX516 (AMPALEX-TM-) for the potential treatment of deficits of memory and cognition due to Alzheimer's disease. These studies have involved healthy young adult and healthy elderly volunteers and, more recently, patients with Alzheimer's disease and with schizophrenia. In the fiscal years ended June 30, 1997 and 1996, the Company's expenditures on research and development were $3,376,284 and $2,677,577, respectively, with the increase attributable to the costs of Phase I/IIa human clinical testing of AMPALEX.

Each of Cortex's programs addresses a large potential market. Accordingly, the Company's current commercial development plans involve partnering with larger pharmaceutical companies for Phase II and later clinical testing, manufacturing and global marketing of its proposed products. The Company may retain the right to eventually co-promote in the United States. If the Company is successful in the pursuit of this partnering strategy, it is intended that it will be in a position to contain its costs over the next few years, to maintain its focus on the research and early development of novel pharmaceuticals (where it believes that it has the ability to compete) and eventually to participate more fully in the commercial development of its proposed products in the United States. Cortex continues to seek collaborative or licensing arrangements with larger pharmaceutical companies that will permit AMPALEX and/or other AMPAKINEs to be advanced into later stages of clinical development and provide access to the extensive clinical trials management, manufacturing and marketing expertise of such companies. There can be no assurance, however, that the Company will secure such arrangements on favorable terms, or at all, or that its products will be successfully developed and approved for marketing by government regulatory agencies.

AMPA RECEPTOR PROGRAM


In June 1993, Cortex licensed from the University of California a new class of compounds--the AMPAKINEs--that facilitate the functioning of the AMPA receptor. These AMPAKINE compounds interact in a highly specific manner with the AMPA receptor in the brain, lowering the amount of neuronal stimulation required to generate a response. The Company believes that this selective amplification of the normal signal will eventually find utility in the treatment of neurological diseases and disorders characterized by depressed functioning of brain pathways that utilize glutamate as a neurotransmitter. Two prominent diseases that may benefit from AMPA receptor-directed therapeutics are Alzheimer's disease and schizophrenia, each of which represents a large unmet medical need.

DEFICITS OF MEMORY AND COGNITION -- ALZHEIMER'S DISEASE

Impairment of memory and cognition is a very serious problem that is becoming more severe as the elderly proportion of the population continues to increase. While not fatal (except when associated with diseases such as Alzheimer's disease), the incidence and prevalence of cognitive deficits increase inexorably with age. Many elderly individuals are confined to nursing homes because of psychological disorientation and functional difficulties. According to a 1985 survey of nursing homes conducted by the National Center for Health Statistics, over half of the individuals in nursing homes have some degree of cognitive impairment. Pharmaceuticals that alleviate deficits in memory and cognition could potentially enable many of the elderly to remain independent longer.

Memory is not located in a specific area of the brain, but rather becomes established in multiple areas of the brain that are involved with different types of sensory information. The prevailing scientific theory is that the brain deals with new information by constructing electrochemical and structural frameworks to put the information into some sort of context. Most of this processing appears to be handled in the cerebral cortex, where the brain generates thoughts, language and plans; controls sensations and voluntary movements; evokes imagination; and stores certain types of permanent memory.

Substantial scientific evidence points to a long-lasting change--known as "long-term potentiation," or LTP--in synapses (junctions between neurons) as the basis of many types of memory. Long-term potentiation involves a series of chemical reactions that create a more stable information transfer point between neurons. Experimental disruption of these chemical reactions in lower animals has been shown to cause a disruption of memory formation.

Although disease and physiological malfunctions are thought to be the fundamental cause of severe mental decline, age itself is a contributory factor. The human brain loses about 10% of its weight over a normal life span. AMPA receptors and synapses decline in number with aging, making it more difficult for information to pass through and between areas of the cerebral cortex.

Alzheimer's disease is the best known destroyer of memory, afflicting some four million Americans. With the aging of our population, the number of Americans with Alzheimer's disease is expected to double over the next two decades unless a treatment is found. According to the Alzheimer's Association, Alzheimer's disease is the third most expensive disease in the U.S. (after heart disease and cancer), with an estimated annual cost to society of $100 billion and a lifetime cost per patient of $174,000. The impact of an effective treatment, even a symptomatic one, would be enormous.

Alzheimer's disease is a progressive, degenerative and ultimately fatal disease that slowly destroys the brain. The early symptoms are problems with memory of recent events and difficulty performing familiar tasks. As the disease progresses, other symptoms appear. These include confusion, personality change, behavioral change, impaired judgment, and difficulty finding words, finishing thoughts, or following directions. While the disease progresses at different rates in different individuals, eventually the victims are unable to care for themselves. Ultimately, they become less resistant to infections and other illnesses, which are often the actual cause of death.

It is in the early stages of Alzheimer's disease--the first few years--that Cortex believes AMPAKINEs may someday play a valuable role, enhancing the effectiveness of the brain cells that have not yet succumbed to the disease. There is also a possibility that treatment with AMPAKINEs may slow the progression of Alzheimer's disease. The reason for this is that brain cells, or neurons, require continual input from other brain cells to remain alive. As neurons die, other neurons begin to lose their inputs, hastening their death.

The first major results of AMPAKINE testing in animal behavioral models of learning and memory were reported in early 1994 in the PROCEEDINGS OF THE NATIONAL ACADEMY OF SCIENCES. In these studies, which involved tests of both short- and long-term memory, AMPAKINE-treated rats performed significantly better than untreated control animals.

Perhaps the most compelling of the animal studies conducted to date involved an assessment of the effects of an AMPAKINE on memory performance in middle-aged rats. A number of researchers have demonstrated that healthy middle-aged rats have significant deficits in memory performance when compared to younger animals. This provides an animal model for age-associated memory impairment in humans. In the study, which was published in SYNAPSE, the authors found that middle-aged rats showed striking deficits in performance on a maze task when compared with young adult animals. When they were administered an AMPAKINE, the performance of the middle-aged rats was improved to levels equivalent to those found in young animals.

In these and other preclinical studies, the experimental compounds demonstrated pharmaceutically attractive qualities, including apparent low toxicity, rapid onset of action and an ability to freely cross the blood-brain barrier (a barrier that prevents many drugs from getting into the brain).

Three human clinical studies have been completed with CX516 ("AMPALEX"). In all three studies, CX516 was safe and well-tolerated on acute oral administration and, importantly, statistically-significant positive effects on memory performance were seen in healthy volunteers.

The initial study, conducted by AFB Parexel in Berlin, involved single administrations of drug or placebo to a total of 48 healthy young adult volunteers, ranging in age from 18 to 35. The trial was double-blinded and placebo controlled, and involved administering a single dose of drug, in capsule form, to each volunteer. Several dosages of drug were tested, including levels that exceeded the expected therapeutic range. At all dosages, the drug was safe and well-tolerated. In addition, analysis of the psychological data that was collected revealed a highly statistically significant positive effect on a test of memory performance that involved recall of a list of nonsense syllables.

The second trial, at the same clinical site in Berlin, involved 30 healthy elderly volunteers, aged 65 to 76, each of whom was administered a single oral dose of drug or placebo. In this double-blinded trial, AMPALEX was again found to be safe and well-tolerated. The elderly volunteers were given the same nonsense syllable memory test that was given to the young volunteers in the first study. In the absence of drug, the elderly volunteers' memory was substantially worse than that of the young volunteers. In the presence of drug, the positive effect on memory performance that was seen in the earlier study was replicated. Several of the elderly volunteers receiving the highest dosage of AMPALEX scored at or above the average score achieved by the young volunteers in the earlier study.

The third study, at the Karolinska Hospital in Stockholm, Sweden, involved administration of CX516 to healthy young adults under double-blind, placebo-controlled conditions. The five-day study involved administration of placebo on days 1, 4 and 5 and drug on days 2 and 3, with psychological testing conducted on each day. AMPALEX was safe and well-tolerated by all volunteers receiving drug, with no adverse events reported. Statistically significant improvements in performance on several measures of learning and memory were again noted in the group that received CX516.

On the basis of the encouraging results that were obtained in these three studies, Cortex has initiated a Phase I/IIa study in patients experiencing deficits of memory and cognition due to Alzheimer's disease. The study is being conducted at the National Institutes of Health in Bethesda, Maryland. The double-blind, placebo-controlled dose escalation study involves administration of CX516 to from 16 to 20 patients for up to 28 consecutive days.

While preliminary indications of the desired effects on memory and cognition may be obtained from this study, psychological testing of patients with Alzheimer's disease is characterized by a high level of variability. Full-scale Phase II studies designed to achieve significance on broad psychological measures will require larger numbers of patients. The Company is hopeful that the results from this preliminary study will encourage prospective pharmaceutical company partners to commit the financial and other resources to undertake additional clinical studies.

SCHIZOPHRENIA

Schizophrenia is a major health care problem. The worldwide incidence of the disease is approximately one percent, regardless of ethnic, cultural or socioeconomic status. On any given day, approximately 100,000 of the estimated two million U.S. patients are in public mental hospitals.

Schizophrenia typically develops in late adolescence or early adulthood and is best understood as a syndrome, or collection of symptoms. These are generally characterized as POSITIVE SYMPTOMS (delusions and hallucinations), NEGATIVE SYMPTOMS (social withdrawal and loss of emotional responsiveness) and COGNITIVE SYMPTOMS (disordered thought and attentional deficits).

The first "wonder drugs" for schizophrenia, the so-called neuroleptics or conventional anti-psychotics, were developed in the 1950s and 1960s. These drugs, such as chlorpromazine and haloperidol, helped to reduce the positive symptoms of the disease and greatly reduced the need for chronic hospitalization. However, these drugs, which are still in use today, are characterized by troublesome and occasionally life-threatening side effects. The most common side effect is "extrapyramidal signs" or EPS, which includes restlessness and tremors. EPS side effects have a strongly negative impact on quality of life and lead to poor patient compliance with medication.

More recently, a new type of anti-psychotic agent, referred to as ATYPICAL due to the virtual lack of EPS side effects, has been developed. Clozapine was the first such drug. It was first studied in the 1970s, but clinical trials were halted due to the risk of a fatal blood disorder known as agranulocytosis and a dose-dependent risk of seizures. Clozapine was reintroduced in the 1980s, with approval by the FDA for use in patients who cannot be adequately controlled on typical neuroleptics, because of lack of efficacy or the presence of side effects. Risperidone is another recent clozapine-like anti-psychotic.

The newer atypical agents achieve good control of positive symptoms, partial control of negative symptoms and better patient compliance with medication due to lower levels of EPS side effects. However, schizophrenia clinicians agree that there are still substantial side effects and that the cognitive symptoms of schizophrenia are not addressed by any available agents. It is the persistence of these cognitive symptoms that keeps all but a few of the victims of schizophrenia from successfully reintegrating into society.

Schizophrenia has long been thought to have its biochemical basis in an overactivity of dopamine pathways projecting into certain regions of the brain. More recently, a developing body of evidence suggests that schizophrenia also involves an UNDERACTIVITY of glutamate pathways projecting into the same areas. Cortex is therefore studying whether AMPAKINEs, which increase current flow through the AMPA subtype of glutamate receptor, might have relevance to the treatment of schizophrenia.

In 1995, Cortex announced that Professor John Larson, a University of California, Irvine neuroscientist and Cortex consultant, found that an AMPAKINE reduced stereotypic behavior (mechanical repetition of posture or movement) in rats injected with methamphetamine. Reduction of methamphetamine-induced stereotypic behavior is widely used for initial screening of anti-psychotic drugs. These results have now been extended by scientists at UCI and Cortex to include additional AMPAKINEs. Cortex scientists have demonstrated that AMPAKINEs in combination with either conventional or atypical anti-psychotic drugs have additive effects in this model system.

The Company has initiated a study with CX516 in patients with schizophrenia. The study, which involves approximately 20 patients, is being conducted at the Erich Lindemann Mental Health Center in Boston. This study is designed as a safety study, but psychological testing will be conducted in an attempt to obtain a preliminary indication that CX516 has a beneficial effect on the symptoms of the disease, particularly the cognitive symptoms that have thus far been resistant to treatment.


CALPAIN INHIBITOR PROGRAM

Calpain is a protease, a protein that digests other proteins. It is involved in a variety of biological processes throughout the body, and has been implicated in the pathology of several diseases and disorders. These include brain damage following stroke or head injury and spasming of blood vessels (vasospasm).

In the early years of the Company, Cortex was attempting to develop calpain inhibitor therapeutics for the potential treatment of brain damage following stroke. More than 500,000 Americans experience a stroke each year. Approximately 150,000 die, and most survivors are left with some degree of permanent residual disability due to damage to brain tissue. Although stroke is the third leading cause of death in the U.S., no satisfactory therapy yet exists to prevent the brain damage brought on by this condition.

Interruption of the supply of oxygen and nutrients to the brain following a stroke is not in and of itself responsible for the widespread destruction of neurons that often follows. Rather, it is believed that these disruptions trigger biochemical changes that lead over a period of hours or days to death of the affected neurons. It is now fairly well accepted that this crucial period of time between a stroke and the actual death of brain cells provides a "window of opportunity" during which a therapy might be administered, to limit or prevent damage to nerve cells and thereby maintain their viability until equilibrium is re-established.

Release of excessive glutamate appears to initiate the destructive process. Glutamate builds up in the extra-cellular space following a stroke, allowing an excessive amount of calcium to enter nerve cells. This causes activation of certain calcium-dependent enzymes, notably calpain. At higher levels, calpain can degrade the neuron's cytoskeleton and cause progressively greater damage. Eventually the cell is no longer able to recover.

In 1990 and 1991, Cortex established laboratory models of ischemia and used them to identify a range of calpain inhibitor compounds that appeared to have the potential to block brain damage due to stroke and other ischemic events. In January 1992, Cortex entered into a Development and License Agreement, which was amended in October 1992, (the "Alkermes Agreement") with Alkermes, Inc. ("Alkermes"), another neuroscience company. Cortex granted to Alkermes an exclusive worldwide license, with a right to sublicense, to commercialize products using the Company's calpain inhibitor technology for products for the prevention or treatment of acute and chronic neurodegenerative diseases and disorders of the nervous system.

Subsequently, Cortex shifted its own emphasis into AMPA receptor and calpain inhibitor research outside the nervous system. The Company was particularly active in investigating the potential role of calpain inhibitors as therapeutics for the treatment of vasospasm and restenosis, two serious vascular disorders. The Company established research collaborations and began screening compounds for these purposes and reported on its progress in its 1993 annual report. This report of progress included a discussion of the Company's research in cerebral vasospasm, which involved reversal of an existing spasm of blood vessels in the brain. In October 1993, Alkermes notified the Company that Alkermes believed that it had rights to this indication under the Alkermes Agreement. In November 1993, Alkermes filed an action alleging that the Company had breached the Alkermes Agreement by developing calpain inhibitors for cerebral vasospasm.

In October 1995, the Company and Alkermes agreed to a settlement of the dispute. Alkermes agreed to dismiss its action against the Company and to relinquish all rights previously granted them by the Company, as well as rights to related technologies developed by Alkermes. In connection with the settlement, the Company issued to Alkermes a $1,000,000 non-transferable, three-year promissory note accruing interest semi-annually at the federal funds rate. The Company also committed to pay Alkermes a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations. The Company has reinstituted an active research program on calpain inhibitors and recently confirmed, in an animal model, the earlier finding that calpain inhibitors are capable of blocking vasospasm. Cortex is seeking a larger pharmaceutical company partner for the further development of the calpain inhibitor technology.

MANUFACTURING

Cortex has no experience in manufacturing pharmaceutical products and relies, and presently intends to rely, on the manufacturing and quality control expertise of contract manufacturing organizations or prospective corporate partners. There is no assurance that the Company will be able to enter into arrangements for manufacturing of its proposed products on favorable terms.

MARKETING

The Company has no experience in the marketing of pharmaceutical products and does not anticipate having the resources to distribute and broadly market any products that it may develop. The Company will therefore continue to seek commercial development arrangements with other pharmaceutical companies for its proposed products. In entering into such arrangements, the Company may seek to retain the right to co-promote certain products in the United States to selected medical specialties (such as geriatric physicians, neurologists and psychiatrists). The Company believes that these specialties can be effectively addressed with a relatively small sales force. There is no assurance that the Company will be able to enter into co-promotional arrangements in connection with its licensing activities, or that any retention of co-promotional rights will lead to greater revenues for the Company.

TECHNOLOGY RIGHTS AND COLLABORATIVE AGREEMENTS

AMPA RECEPTOR MODULATING COMPOUNDS

In June 1993, Cortex entered into an agreement with the Regents of the University of California, under which Cortex secured exclusive commercial rights to AMPA receptor modulating compounds (AMPAKINEs) for the treatment of deficits of memory and cognition. Under the agreement, the Company paid an initial license fee and is obligated to make additional payments, including license maintenance fees creditable against future royalties, over the course of initiating and conducting human clinical testing and obtaining regulatory approvals. When and if sales of licensed products commence, the Company will begin paying royalties on net sales.

CALPAIN INHIBITORS

Beginning in February 1991, Cortex entered into a series of agreements with Georgia Tech Research Corporation, the licensing arm of the Georgia Institute of Technology ("Georgia Tech"), under which Cortex secured exclusive commercial rights, for selected disorders, to several novel classes of chemical compounds that the Company has demonstrated are effective as calpain inhibitors. Under the agreement, the Company paid an initial license fee and is obligated to make additional payments, including license maintenance fees creditable against future royalties, over the course of initiating and conducting human clinical testing and obtaining regulatory approvals. When and if sales of licensed products commence, the Company will begin paying royalties on net sales.

PATENTS AND PROPRIETARY RIGHTS

The Company is aggressively pursuing patent protection of its technologies. Cortex owns or has exclusive rights (within its areas of product development) to a number of issued U.S. patents and a range of U.S. patent applications and their international counterparts.

There can be no assurance that issued patents, whether already issued or issuing in the future in connection with current or future patent applications, will afford effective protection against competitors with similar technology. There can also be no assurance that any patents issued or licensed to Cortex will not be infringed upon or designed around by others. Further, since issuance of a patent does not guarantee the right to practice the claimed invention, there can be no assurance that others will not obtain patents that the Company would need to license or design around in order to practice its patented technologies, or that licenses that might be required to practice these technologies due to patents of others would be available on reasonable terms. Additionally, there can be no assurance that any unpatented manufacture, use or sale of the Company's technology, processes or products will not infringe on patents or proprietary rights of others. The Company may be unable to obtain licenses or other rights to these other technologies that may be required for commercialization of the Company's proposed products or processes.

Cortex relies to a certain extent upon unpatented proprietary technology and may determine in some cases that its interests would be better served by reliance on trade secrets or confidentiality agreements rather than patents. No assurance can be made that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose such technology. In addition, there is no assurance that Cortex can meaningfully protect its rights in such unpatented proprietary technology or that others will not wrongfully obtain such technology.

In December 1994, the United States adopted the Uruguay Round Agreements Act ("URAA") to implement the General Agreement on Tariffs and Trade ("GATT"). The URAA significantly alters many United States intellectual property laws. One of the most significant changes is to patent term length.

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

GOVERNMENT REGULATION

In order to test, produce and market human therapeutic products in the United States, mandatory procedures and safety standards established by the Food and Drug Administration ("FDA") must be satisfied. Obtaining FDA approval has historically been a costly and time-consuming process. The Company is conducting Phase I/IIa studies in the U.S. with CX516 in patients with Alzheimer's disease and in patients with schizophrenia under INDs filed by its clinical collaborators. It is the Company's intent that a larger pharmaceutical company partner or partners, which the Company is seeking, will pursue the required regulatory approvals to conduct larger-scale clinical tests in the United States and elsewhere.

Clinical trials are normally conducted in three phases. Phase I trials are concerned primarily with the safety of the drug, involve fewer than 100 subjects, and may take from six months to over a year. Phase II trials normally involve a few hundred patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials may involve up to several thousand patients who have the disease or condition for which the drug is intended, to approximate more closely the conditions of ordinary medical practice. Phase III trials are also designed to clarify the drug's benefit-risk relationship, to uncover less common side effects and adverse reactions and to generate information for proper labeling of the drug. The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients. The FDA estimates that the clinical trial period of drug development can take from two to ten years, and averages five years. With certain exceptions, once clinical testing is completed, the sponsor can submit a New Drug Application ("NDA") for approval to market a drug. The FDA's review of an NDA is also lengthy.

Therapeutic products that may be developed and sold outside the United States will be subject to regulation by the various countries in which they are to be distributed. In addition, products manufactured in the United States that have not yet been cleared for domestic distribution will require FDA approval in order to be exported to foreign countries for distribution there.

There can be no assurance that any required FDA or other governmental approval will be granted or, if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of the Company's proposed products, or cause the Company or its prospective licensees to undertake additional procedures, which may be both costly and lengthy, and thereby furnish a competitive advantage to competitors.

Cortex does not have the financial and other resources to conduct large scale clinical testing and other procedures required to obtain approval to market its products and, accordingly, will be dependent on entering into joint ventures or other collaborative arrangements with third parties with the required resources in order to obtain the needed approvals. Cortex intends to enter into license or other arrangements with larger pharmaceutical companies under which those companies would conduct the required clinical trials and bear the expenses of obtaining FDA approval for most or all of the Company's proposed products. There can be no assurance that Cortex will be able to enter into such arrangements on favorable terms, or at all, or that such arrangements will ultimately result in obtaining the necessary governmental approvals.

COMPETITION

The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including both major pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to those of Cortex. A number of drugs intended for the treatment of Alzheimer's disease, age-related cognitive deficits, schizophrenia, stroke and other neurological and psychiatric diseases and disorders are on the market or in the later stages of clinical testing. For example, over 25 drugs are under clinical investigation in the U.S. for the treatment of Alzheimer's disease. The Company's competitors have substantially greater financial and other resources and larger research and development staffs. Larger pharmaceutical company competitors also have significant experience in preclinical testing, human clinical trials and regulatory approval procedures.

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

The Company expects technological developments in the neuropharmacology field to continue to occur at a rapid rate and expects that competition will remain intense as advances continue to be made. Although the Company believes, based on the technical qualifications and expertise of its Scientific Directors, consultants and other key scientists, that it will be able to compete in the discovery and early clinical development of therapeutics for neurological disorders, the Company does not have the resources, and does not presently intend, to compete with major pharmaceutical companies in the areas of large scale clinical testing, manufacturing and marketing.

PRODUCT LIABILITY INSURANCE

The clinical testing, manufacturing and marketing of the Company's products may expose the Company to product liability claims, against which the Company maintains liability insurance. Should the Company be subject to a product liability claim, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate or that one or more successful claims brought against the Company would not have a material adverse effect upon the Company's business, financial condition and results of operations. Further, if AMPALEX or any other compound is approved by the FDA for marketing, there can be no assurance that adequate product liability insurance will be available, or if available, that it will be available at a reasonable cost.

HUMAN RESOURCES

As of June 30, 1997, Cortex had 21 full-time employees and one part-time employee and had engaged ten part-time Ph.D.-level scientific consultants. Of the 21 full-time employees, 14 are engaged in research and development and seven are engaged in management and administrative support. The Company also sponsors a substantial amount of research in academic laboratories.

RISK FACTORS

In addition to the other matters set forth in this Report, the Company's operations and the price of the Company's common stock are subject to the following:

NEED FOR ADDITIONAL FUNDS. Cortex anticipates that its existing capital resources are sufficient to maintain current and planned operations through calendar 1998. The Company will require additional funds to continue its operations beyond that time. There can be no assurance that the Company will be able to obtain the additional needed funds on reasonable terms, or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEVELOPMENT STAGE COMPANY; HISTORY OF LOSSES; DILUTION. Cortex is a development stage enterprise. From inception on February 10, 1987 through June 30, 1997, the Company has generated only modest operating revenues and has incurred net losses aggregating $30,149,604. As of June 30, 1997, the Company had an accumulated deficit of $32,181,443. The Company will require substantial additional funds to advance its research and development programs, particularly should the Company decide to independently conduct later-stage clinical testing of any of its proposed products. There can be no assurance that such additional financing will be available on acceptable terms, or at all. If additional funds are raised by issuing equity securities, further dilution to existing stockholders may result. If the Company is unable to obtain additional funds when and as needed, the Company may be required to significantly curtail one or more of its product development programs. See "Item 6--Management's Discussion and Analysis of Financial Condition and Results of Operations."

TECHNOLOGICAL UNCERTAINTY; EARLY STAGE OF PRODUCT DEVELOPMENT; NO ASSURANCE OF REGULATORY APPROVALS. The Company's proposed products are in the preclinical or early clinical stage of development and will require significant further research, development, clinical testing and regulatory clearances. They are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that any or all of the proposed products will be found to be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances; that the proposed products, although effective, will be uneconomical to market; that third parties may now or in the future hold proprietary rights that preclude the Company from marketing them; or that third parties will develop and market a superior or equivalent product. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products or applications. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the Company does not expect to be able to commercialize any therapeutic drug for at least several years, either directly or through its prospective licensees. There can be no assurance that the Company's proposed products will be safe or effective or receive regulatory approvals that are required for commercial sale. See "Business--Government Regulation."

DEPENDENCE ON STRATEGIC ALLIANCES AND THIRD PARTIES FOR CLINICAL TESTING, MANUFACTURING AND MARKETING. The Company does not have the resources, and does not presently intend, to conduct later-stage human clinical trials or to manufacture any of its proposed products. The Company is therefore seeking larger pharmaceutical company partners to conduct these activities for most or all of its proposed products. In connection with its efforts to secure corporate partners, the Company may seek to retain certain co-promotional rights to its proposed products, so that it may promote such products to selected medical specialists while its corporate partner promotes to the general medical market. There can be no assurance that the Company will be able to enter into any such partnering arrangements on this or any other basis. In addition, there can be no assurance that either the Company or its prospective corporate partners can successfully introduce its proposed products, that they will achieve acceptance by patients, health care providers and insurance companies, or that they can be manufactured and marketed at prices that would permit the Company to operate profitably.

LIMITED PROPRIETARY RIGHTS; LACK OF PATENT PROTECTION. The Company has negotiated license agreements giving it exclusive rights to its proposed cognition enhancement products and calpain inhibitor products under issued patents or patent applications owned wholly by other parties or by other parties as co-owners with the Company. The Company also holds options or other rights to obtain exclusive licenses under patent applications relating to certain of its potential products.

There can be no assurance that current or future patent applications in which Cortex has an interest, either as sole owner or as a current or prospective licensee, will result in further patents being issued. There can also be no assurance that patents issuing in the future in connection with current or future patent applications will afford effective protection against competitors with similar technology, or that any patents issued or licensed to Cortex will not be infringed upon or designed around by others.

If Cortex is unable to obtain protection of its proprietary rights in its products or processes prior to or after obtaining regulatory clearances, whether through patents, trade secrets or otherwise, competitors may be able to market competing products by obtaining regulatory clearance through demonstration of equivalency to the Company's products, without being required to conduct the same lengthy clinical tests required of the Company.

In some cases, Cortex may rely on trade secrets to protect its innovations. There can be no assurance that secrecy obligations will be honored or that others will not independently develop similar or superior technologies. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to the Company's projects, disputes may arise as to the proprietary rights to such information that may not be resolved in favor of the Company. See "Business-- Patents and Proprietary Rights."

Certain of the Company's licenses and other agreements are terminable if the Company does not make certain minimum annual payments, meet certain milestones or diligently seek to commercialize the underlying technology. In addition, the Company's related collaborative and consulting agreements are generally terminable upon 30 to 60 days' written notice. See "Business--Technology Rights and Collaborative Agreements."

SHARES ELIGIBLE FOR FUTURE SALE; DILUTION. If all outstanding warrants and options are exercised prior to their expiration, approximately 2,200,000 additional shares of common stock could become freely tradable without restriction under the Securities Act. An aggregate of 29,384 shares of common stock are issuable upon conversion of 9% Preferred Stock and Series B Preferred Stock outstanding at June 30, 1997. On issuance such shares will be freely tradable. As of June 30, 1997, 2,727,396 shares of common stock are issuable upon conversion of 800 currently outstanding shares of Series A Convertible Preferred Stock (the "Series A Preferred"). If conversions of Series A Preferred occur at an effective conversion price of $2.75 or higher, the holder of the shares of Series A Preferred being converted may exercise, at the time of conversion, rights to purchase additional shares of common stock. The number of additional shares of common stock subject to this additional purchase right will equal the number of shares of common stock issuable upon conversion of the shares of Series A Preferred then being converted. Any right to purchase additional common stock is forfeited to the extent it is not fully exercised at the time of conversion. Depending on the date of conversion, the then current sales price of the common stock and whether any additional purchase rights are exercised, the exact number of shares of common stock issued upon conversion of the Series A Preferred may increase or decrease substantially from the number of shares of common stock issuable as of June 30, 1997 set forth above. All shares of common stock issuable upon conversion of Series A Preferred, exercise of the related rights of additional purchase and exercise of the related warrants, may be freely tradeable. Sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of the common stock and, dependent upon the then current market price of the common stock, increase the number of shares of common stock that are issuable upon conversion of Series A Preferred. See "Item 5--Market for Common Equity and Related Stockholder Matters" and Notes 3 and 4 of Notes to Financial Statements.

INTENSE COMPETITION. The Company's business is characterized by intensive research efforts. Many companies, research institutes and universities are working to develop therapeutic products similar to those being developed by the Company. Most of these companies, research institutes and universities have substantially greater financial, technical, and/or other resources than Cortex. In addition, many have experience in undertaking human clinical trials of new or improved therapeutic products and obtaining FDA and other regulatory clearances. The Company has no experience in conducting and managing large-scale clinical testing or in preparing applications necessary to gain regulatory clearances to market. Accordingly, others may succeed in developing products that are safer or more effective than those being developed by the Company and in obtaining FDA clearances for such products more rapidly than the Company. Further, it is expected that competition in this field will continue to intensify. See "Business--Competition."

DEPENDENCE UPON KEY PERSONNEL. Cortex is highly dependent upon key management and technical personnel. Competition for qualified employees among pharmaceutical and biotechnology companies is intense, and the loss of any of such persons, or an inability to attract, retain and motivate the additional highly-skilled employees and consultants required for the Company's activities could materially adversely affect its business and prospects. There can be no assurance that Cortex will be able to retain its existing personnel or attract additional qualified employees when they are needed. See "Business--Human Resources."

DEPENDENCE ON RELATIONSHIPS WITH CONSULTANTS AND THE UNIVERSITY OF CALIFORNIA, IRVINE. The Company is dependent upon its relationships with a number of academic consultants, particularly Drs. Carl W. Cotman and Gary S. Lynch of the University of California, Irvine ("UCI"). Drs. Cotman and Lynch play a role in guiding the internal research of the Company. In addition, Cortex sponsors in the laboratories of Dr. Lynch at UCI, preclinical research that is a component of the Company's product development and corporate partnering profile. Were Cortex's relationships with Dr. Lynch or UCI to be disrupted, it is possible that the Company's AMPA receptor research program would be adversely affected. Further, there is no assurance that the Company would be able to conduct the sponsored research internally at reasonable cost, or at all. The Company's agreements with its consultants, including those with Drs. Cotman and Lynch, are generally terminable by the consultant on short notice.

GOVERNMENT REGULATION. Products such as those Cortex is attempting to develop are subject to an extensive and lengthy regulatory review and approval process by the FDA and comparable agencies in other countries. Prior to commercialization, the Company's products will require governmental approvals that have not yet been obtained and that are not expected to be obtained for at least several years, if at all. The testing and regulatory approval process, which includes preclinical, clinical and post-clinical testing of the Company's products to establish their safety and efficacy, will take many years and require the expenditure of substantial resources. There can also be no assurance that, even after such time and expenditures, regulatory clearances will be obtained for any of the Company's products. If regulatory clearances are obtained, a marketed product remains subject to continual review and later discovery of previously unknown problems may result in restrictions on marketing or withdrawal of the product from the market. See "Business--Government Regulation."

LIMITED PUBLIC MARKET; CHANGE IN LISTING STANDARDS; POSSIBLE VOLATILITY OF STOCK PRICE. The Company's common stock has been traded on the Nasdaq Small Cap Market since 1989. Although approximately 20 firms make a market in Cortex common stock, there can be no assurance that an active or established trading market will be maintained or that the Company's common stock will continue to be traded on the Nasdaq Small Cap Market.

Nasdaq has recently announced approval of changes to the listing standards for the Nasdaq Small Cap Market that institute a net tangible asset, market capitalization, or net income test in place of the current total asset and total equity tests. In the event the Company does not meet such requirements, the

Company's common stock may be removed from the Nasdaq Small Cap Market. In such event, the liquidity of the Company's common stock may be impaired and its trading price reduced. In addition, in such event, the holders of the Company's Series A Preferred Stock may request the Company to redeem such shares for cash.

There is significant volatility in the market price of securities of early stage life sciences companies and the trading price of the Company's common stock has been subject to wide fluctuations. See "Item 5--Market for Common Equity and Related Stockholder Matters." Various factors and events, including announcements by the Company or its competitors concerning technological innovations, new products, proposed governmental regulations or actions, developments or disputes relating to patents or proprietary rights and public concern over the safety of therapeutic products or other factors that affect the market generally may have a significant effect on the Company's business and on the market price of the Company's securities.

DIVIDENDS. The Company has not paid cash dividends on its common stock and does not anticipate doing so in the foreseeable future. The Company may not pay any dividends on its common stock until accrued and unpaid dividends on the 9% Preferred Stock have been paid in full. As of June 30, 1997, accrued and unpaid dividends on the 9% Preferred Stock were $74,250.

ANTI-TAKEOVER PROVISIONS. The Board of Directors has the authority, without further approval of the Company's stockholders, to issue up to 549,100 shares of Preferred Stock having such rights, preferences and privileges as the Board of Directors may determine. Any such issuance of additional shares of Preferred Stock could have the effect of delaying or preventing a change in control of the Company and may adversely affect the rights of holders of common stock.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997, through the solicitation of proxies or otherwise.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock (Nasdaq symbol: CORX) began trading publicly in the over-the-counter market on July 18, 1989 and is currently traded on the Nasdaq Small-Cap Market. The following table presents quarterly information on the high and low sale prices of the common stock for the fiscal years ended June 30, 1997 and 1996, as reported by Nasdaq.

                                                          High          Low
                                                          ----          ---
     FISCAL YEAR ENDED JUNE 30, 1997

     Fourth Quarter. . . . . . . . . . . . . . . . . .    $  3-5/8    $  2-7/16
     Third Quarter . . . . . . . . . . . . . . . . . .       5-1/4      2-11/16
     Second Quarter. . . . . . . . . . . . . . . . . .       7-1/4       2-7/16
     First Quarter . . . . . . . . . . . . . . . . . .       4-1/2        2-5/8

     FISCAL YEAR ENDED JUNE 30, 1996

     Fourth Quarter. . . . . . . . . . . . . . . . . .    $  7-1/4         $  4
     Third Quarter . . . . . . . . . . . . . . . . . .       8-3/4        3-1/2
     Second Quarter. . . . . . . . . . . . . . . . . .     5-17/32        2-3/8
     First Quarter . . . . . . . . . . . . . . . . . .       6-3/8        2-7/8

As of June 30, 1997, there were 718 stockholders of record of the Company's common stock, and approximately 9,500 beneficial owners. The last sale price of the Company's common stock on September 22, 1997, as reported by Nasdaq, was $2-15/16.

The Company has never paid cash dividends on its common stock and does not anticipate paying such dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in the Company's business. The outstanding shares of 9% Preferred Stock bear a fixed dividend rate of $0.09 per share per annum, which accrue in equal semiannual installments on June 15 and December 15 of each year, which dividends must be paid in full before any dividends can be paid on the common stock. The Company paid the semiannual dividends on the 9% Preferred Stock that accrued in 1989, but elected not to distribute subsequent dividends in order to conserve capital for operations. At June 30, 1997, accrued and unpaid dividends on the 9% Preferred Stock totaled $74,250. The payment of future dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

On June 5, 1997, the Company issued 200 shares of newly created Series A Preferred Stock ("Series A Preferred") and warrants to purchase up to 400,000 shares of the Company's common stock to eleven institutional investors for gross proceeds of $2,000,000 in the first tranche of a two-part Regulation D private placement. The Company sold an additional 200 shares of Series A Preferred (and warrants to purchase another 400,000 shares of the Company's common stock) to the same investors for $2,000,000 of additional gross proceeds on June 30, 1997, three business days following the effectiveness of a resale Registration Statement on Form SB-2. The Registration Statement covers resales of shares of common stock issuable upon conversion of the Series A Preferred and upon exercise of the warrants. The issuances were made pursuant to Section 4(2) of the Securities Act. For the 75 days following the first closing date, the Series A Preferred is convertible at an effective per share conversion price of 100% of the lowest of the dollar volume weighted average trading prices of the Company's common stock during the five trading days immediately preceding the conversion date (the "Average Stock Price"). Thereafter, if the Average Stock Price is greater than $2.50 per share, the effective conversion price shall equal 80% of the Average Stock Price. If the Average Stock Price is greater than $2.10 and less than or equal to $2.50 per share, then the effective conversion price shall be $2.00. If the Average Stock Price is less than $2.10 per share, the effective conversion price shall be 95% of the Average Stock Price. If the Average Stock Price on the date of conversion is equal to or greater than $2.75, the holder may purchase up to the same number of shares of common stock as the holder is acquiring on conversion, at a price per share equal to such Average Stock Price. The effective conversion rate is subject to adjustment at the rate of six percent per annum based on the length of the period from original issuance of the Series A Preferred until its conversion. See "Note 3" of Notes to Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE HEREIN.

RESULTS OF OPERATIONS

From inception (February 10, 1987) through June 30, 1997, the Company's revenue has consisted of (i) $3,600,000 of license fees and research and development funding from the Company's agreement with Alkermes, Inc. ("Alkermes", see Note 5 of Notes to Financial Statements), (ii) net interest income aggregating $1,489,000 and (iii) $95,000 of grant revenue.

From inception (February 10, 1987) through June 30, 1997, the Company sustained losses aggregating $30,150,000. Continuing losses are anticipated over the next several years, as the Company's ongoing operating expenses for preclinical research and early clinical development will only be offset, if at all, by licensing revenues under planned strategic alliances with larger pharmaceutical companies that the Company is seeking for the later-stage clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under these planned strategic alliances, if and as entered into, is likely to significantly affect the Company's operations and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will be dependent upon successful commercial development of its products by its prospective partners to attain profitable operations from product royalties or other revenues based on product sales.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

FISCAL YEARS ENDED JUNE 30, 1997 AND 1996

For the year ended June 30, 1997, the Company's loss from operations was $4,929,000 compared to a loss from operations of $4,158,000 for the prior year, with the increase attributable to higher levels of research and development spending.

Research and development expenses increased to $3,376,000, or by 26%, during the year ended June 30, 1997 compared to the prior year. Most of the increase related to the commencement of Phase I/IIa clinical testing of AMPALEX in patients with Alzheimer's disease and a similar study of AMPALEX in patients suffering from schizophrenia. Salary expenses for scientific personnel added late in the prior year and a concomitant increase in spending for laboratory supplies contributed most of the remaining increase, along with higher outlays for sponsored external research.

General and administrative expenses were $1,709,000 for the year ended June 30, 1997, increasing 4% from the prior year. The slight increase primarily represented a full year of salary and related expenses for the Chief Executive Officer, who joined the Company in the fourth quarter of the prior year.

PLAN OF OPERATION; LIQUIDITY AND CAPITAL RESOURCES

CORTEX has funded its organizational and research and development activities primarily from the issuance of equity securities, with net proceeds from inception (February 10, 1987) through June 30, 1997 aggregating $36 million. An additional $3.6 million in research and license payments was received from Alkermes in 1992 and 1993 in connection with the development and license agreement with that firm (see Note 5 of Notes to Financial Statements). Interest income from inception through June 30, 1997, which approximates funds received, was $1.5 million.

As of June 30, 1997, the Company had cash, cash equivalents and short-term investments totaling $7.6 million and working capital of $7.0 million. In comparison, as of June 30, 1996, the Company had cash, cash equivalents and short-term investments of $4.1 million and working capital of $3.8 million. The increases resulted from an aggregate of $7.6 million of net proceeds received from the private placements of Series D Preferred Stock and Series A Preferred Stock completed in February and June 1997, respectively, partially offset by amounts required to fund operating losses and to purchase capital equipment. From inception (February 10, 1987) through June 30, 1997, net expenditures for furniture, equipment and leasehold improvements aggregated $2.0 million.

The June 1997 private placement of Series A Preferred Stock included the issuance of special purchase rights that, under certain circumstances, allow the investors to purchase additional shares of common stock at the conversion price in effect at the time of conversion of the Series A Preferred. These rights are only exercisable at the time of such conversion, and expire to the extent they are not utilized. If fully exercised, of which there can be no assurance, the special purchase rights would provide approximately $4 million of additional working capital.

As of June 30, 1997, Cortex had 110,000 outstanding shares of 9% cumulative convertible preferred stock, which accrue cumulative semi-annual dividends at an annual rate of $0.09 per share. To conserve capital for operations, the Company has elected not to distribute the dividends that have accrued since 1989. Accrued and unpaid dividends as of June 30, 1997 were $74,250.

The Company leases approximately 30,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 1999, with an additional five-year option at 95% of the then fair market rental rate. The commitments under the lease agreement for the years ending June 30, 1998 and 1999 are $243,000 and $229,000, respectively.

In connection with the settlement of the license dispute with Alkermes (see
Note 5 of Notes to Financial Statements), in October 1995 the Company issued to Alkermes a $1,000,000 three-year promissory note accruing interest semi-annually at the then federal funds rate. The Company also agreed to pay Alkermes a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations.

Over the next twelve months, the Company plans to conduct additional preclinical and Phase I/II clinical studies on its AMPAKINE compounds, which may involve a twelve-month expenditure of approximately $1.3 million. The Company is also committed to an additional $611,000 of funding for sponsored research in academic laboratories. Neither significant investments in plant or equipment nor substantial changes to staffing levels are contemplated under current spending plans for the upcoming fiscal year. As of June 30, 1997, Cortex had 21 full-time employees and one part-time employee.

Cortex anticipates that its existing cash, cash equivalents and short-term investments, along with a modest amount of anticipated interest income will be sufficient to satisfy its capital requirements through calendar 1998 under current spending plans.

Over the longer term, the Company will require substantial additional funds to maintain and expand its research and development activities and ultimately to commercialize, with or without the assistance of corporate partners, any of its proposed products. The Company is seeking collaborative or other arrangements with larger pharmaceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. However, the competition for such arrangements with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to satisfy their funding requirements through such arrangements. Accordingly, although the Company is presently engaged in discussions with a number of suitable candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short- or long-term funding requirements. Additional equity or debt financings will be required, and there can be no assurance that funds will be available from such financings on favorable terms, or at all. If additional funds are raised by issuing equity securities, depending upon the nature and timing of such issuances, dilution to then existing stockholders is likely to result.

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

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  ITEM 601 EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
-------------------------------------------------------------------------------
 3.1        Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment on June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of
            Designation filed June 13, 1991, by Certificate of Amendment of
            Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed
            January 11, 1995, by Certificate of Designation filed December 8,
            1995, by Certificate of Designation filed October 15, 1996, and by
            Certificate of Designation filed June 4, 1997, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2 filed June 18, 1997.
 3.2        By-Laws of the Company, as adopted March 4, 1987, and amended through October 8, 1996, incorporated by reference to Exhibit
            3.2 to the Company's Annual Report on Form 10-KSB filed October 15,
            1996.
 10.2       Consulting Agreement, dated October 30, 1987, between the Company and Carl W. Cotman, Ph.D. *
 10.3       Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D. *
 10.8       1989 Incentive Stock Option, Nonqualified Stock Option and Stock
            Purchase Plan. *
 10.9       1989 Special Nonqualified Stock Option and Stock Purchase Plan. *
 10.18      License Agreement, dated February 11, 1991 between the Company and
            Georgia Tech Research Corporation, incorporated by reference to
            Exhibit 10.18 of the Company's Amendment on Form 8 filed November
            27, 1991 to the Company's Annual Report on Form 10-K filed September
            30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).
 10.19      License Agreement dated March 27, 1991 between the Company and the
            Regents of the University of California, incorporated by reference to Exhibit 10.19 of the Company's Amendment on Form 8 filed November
            27, 1991 to the Company's Annual Report on Form 10-K filed September
            30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).
 10.28      Amendment to 1989 Incentive Stock Option, Nonqualified Stock Option
            and Stock Purchase Plan adopted October 22, 1992, incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form
            10-K filed September 16, 1992.
 10.31      License Agreement dated June 25, 1993 between the Company and the
            Regents of the University of California, incorporated by reference to the Company's Amendment of Annual Report on Form 10-KSB/A filed
            November 26, 1993. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).
 10.34      Warrant for the Purchase of shares of common stock dated July 23,
            1993 issued to Vector Securities International, Inc., incorporated by reference to Exhibit 10.34 of the Company's Annual Report on Form
            10-KSB filed October 13, 1993.
 10.36      Amended and Restated Employment Agreement between the Company and D.
            Scott Hagen, dated September 1, 1993, incorporated by reference to
            Exhibit 10.36 of the Company's Annual Report on Form 10-KSB filed
            October 13, 1993.
 10.36.1    Amendment No. 1, dated January 1, 1995, to the Amended and Restated
            Employment Agreement between the Company and D. Scott Hagen, dated
            September 1, 1993, incorporated by reference to the same numbered
            Exhibit to the Company's Quarterly Report on Form 10-QSB filed April
            28, 1995.
 10.41      Amendment to 1989 Incentive Stock Option, Nonqualified Stock Option
            and Stock Purchase Plan adopted December 13, 1993, incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on Form S-8 filed January 28, 1994.

 10.42 Amendment to 1989 Special Nonqualified Stock Option and Stock Purchase Plan adopted December 13, 1993, incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-8 filed January 28, 1994.

EXHIBIT
NUMBER              DESCRIPTION
-------------------------------------------------------------------------------
 10.43 Amendment to Executive Stock Plan adopted December 13, 1993, incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-8 filed January 28, 1994.
 10.44 Lease Agreement, dated January 31, 1994, for the Company's facilities in Irvine, California, incorporated by reference to
            Exhibit 10.44 of the Company's Quarterly Report on Form 10-QSB filed May 16, 1994.
 10.45 Amendment to 1989 Incentive Stock Option, Nonqualified Stock Option and Stock Purchase Plan adopted December 15, 1994, incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-8 filed February 8, 1995.
 10.46 Amendment to 1989 Special Nonqualified Stock Option and Stock Purchase Plan adopted December 1994, incorporated by reference to
            Exhibit 4.9 of the Company's Registration Statement on Form S-8 filed February 8, 1995.
 10.47 Amendment to Executive Stock Plan adopted September 9, 1994, incorporated by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-KSB filed October 13, 1995.
 10.48 Amendment to the Non-Employee Director Formula Grant Plan, adopted December 15, 1994, incorporated by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-KSB filed
            October 13, 1995.*
 10.49 Settlement Agreement between the Company and Alkermes, Inc., dated October 5, 1995, incorporated by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-KSB filed
            October 13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's Application requesting confidential treatment under Rule 406 of the Securities Act of 1933).
 10.50 Form of Subscription Agreement entered into with each purchaser of Series C Preferred Stock, incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed December 22, 1995.
 10.51 Warrant dated December 8, 1995, to purchase 106,195 shares issued to Swartz Investments, Inc., incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed December 22, 1995.
 10.52 Registration Rights Agreement dated December 8, 1995, entered into with purchasers of Series C Preferred Stock and Swartz Investments, Inc., incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed December 22, 1995.
 10.53 Warrant dated November 29, 1994, to purchase 35,000 shares issued to Vector Securities International, Inc., incorporated by reference to the same numbered Exhibit to the Company's Pre- Effective Amendment No. 1 to Post Effective Amendment No. 2 to Registration Statement on Form SB-2, No. 33-71894, filed January 26, 1996.
 10.55 Warrant dated November 30, 1995, to purchase 210,000 shares issued to Vector Securities International, Inc., incorporated by reference to the same numbered Exhibit to the Company's Pre-Effective Amendment No. 1 to Post Effective Amendment No. 2 to Registration Statement on Form SB-2, No. 33-71894, filed January 26, 1996.
 10.56 Employment Agreement dated May 15, 1996, between the Company and Vincent F. Simmon, Ph.D., incorporated by reference to the same numbered Exhibit to the Company's Current Report on Form 8-K filed June 4, 1996.
 10.57 Amendment to 1989 Incentive Stock Option, Nonqualified Stock Option and Stock Purchase Plan adopted December 12, 1995, incorporated by reference to Exhibit 4.11 of the Company's Registration Statement on Form S-8 filed September 13, 1996.
 10.58 Amendment to 1989 Special Nonqualified Stock Option and Stock Purchase Plan adopted December 12, 1995, incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-8 filed September 13, 1996.
 10.59 Securities Subscription Agreement for Series D Preferred Stock dated October 15, 1996, between the Company and Ashline Ltd., incorporated by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-QSB filed November 12, 1996.

10.60 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-QSB filed November 12, 1996.
10.61 Form of Subscription Agreement with each purchaser of Series A Preferred Stock, incorporated by reference to Exhibit 10.61 to the Company's Registration Statement on Form SB-2 filed June 18, 1997.
10.62 Form of Warrant issued to each purchaser of Series A Preferred Stock, incorporated by reference to Exhibit 10.62 to the Company's Registration Statement on Form SB-2 filed June 18, 1997.


EXHIBIT
NUMBER      DESCRIPTION
------------------------------------------------------------------------------
 10.63      Registration Rights Agreement with holder of Series A Preferred
            Stock dated June 5, 1997, incorporated by reference to Exhibit 10.63 to the Company's Registration Statement on Form SB-2 filed June 18,
            1997.
 21         Subsidiaries of the Registrant.
 23         Consent of Ernst & Young LLP, independent auditors.
 24         Power of Attorney (included on Signature page).
 27         Financial Data Schedule.
-------------------------

 * Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.

    (b)     REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORTEX PHARMACEUTICALS, INC.



                                   By:  /s/ Vincent F. Simmon
                                       ----------------------------------------
                                        Vincent F. Simmon, Ph.D.
                                        President and Chief Executive Officer

Know all men by these presents, that each person whose signature appears below constitutes and appoints each of Vincent F. Simmon, Ph.D. and D. Scott Hagen, acting singly, as his true and lawful attorney-in-fact and agent, with full power of substitution, and for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                             Title                                      Date
        ---------                             -----                                      ----
   /s/ Vincent F. Simmon, Ph.D.            President and Chief                       September 24, 1997
------------------------------------       Executive Officer, Director
   Vincent F. Simmon, Ph.D.
   (Principal Executive Officer)

   /s/ D. Scott Hagen                      Vice President, Chief Financial           September 24, 1997
------------------------------------       Officer and Secretary
   D. Scott Hagen
  (Principal Financial and
   Accounting Officer)

   /s/ Harvey S. Sadow, Ph.D.              Chairman of the Board                     September 24, 1997
------------------------------------       and Director
   Harvey S. Sadow, Ph.D.

   /s/ Robert F. Allnutt                   Director                                  September 24, 1997
------------------------------------
   Robert F. Allnutt

   /s/ Charles J. Casamento                Director                                  September 24, 1997
------------------------------------
   Charles J. Casamento

                                      -S-1-

   /s/ Carl W. Cotman, Ph.D.
------------------------------------       Director                                  September 24, 1997
   Carl W. Cotman, Ph.D.

   /s/ Michael G. Grey                     Director                                  September 24, 1997
------------------------------------
   Michael G. Grey

   /s/ Davis L. Temple, Jr., Ph.D.         Director                                  September 24, 1997
------------------------------------
   Davis L. Temple, Jr., Ph.D.


                                     -S-2-

INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

     Report of Independent Auditors. . . . . . . . . . . . . . . . . . .    F-2

     Balance Sheets--As of June 30, 1997 and 1996. . . . . . . . . . . .    F-3

     Statements of Operations--For the years ended June 30, 1997 and
      1996 and the period from inception (February 10, 1987)
      through June 30, 1997. . . . . . . . . . . . . . . . . . . . . . .    F-4

     Statements of Stockholders' Equity--For the period from
      inception (February 10, 1987) through June 30, 1997. . . . . . . .    F-5

     Statements of Cash Flows--For the years ended June 30, 1997 and
      1996 and the period from inception (February 10, 1987)
      through June 30, 1997. . . . . . . . . . . . . . . . . . . . . . .    F-9

     Notes to Financial Statements . . . . . . . . . . . . . . . . . . .    F-10

REPORT OF INDEPENDENT AUDITORS

THE STOCKHOLDERS AND BOARD OF DIRECTORS
CORTEX PHARMACEUTICALS, INC.

We have audited the accompanying balance sheets of Cortex Pharmaceuticals, Inc. (a development stage enterprise) as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1997 and for the period from inception (February 10, 1987) through June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortex Pharmaceuticals, Inc. (a development stage enterprise) at June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the two years in the period ended
June 30, 1997 and for the period from inception (February 10, 1987) through June 30, 1997, in conformity with generally accepted accounting principles.


                                        /s/   Ernst & Young LLP

San Diego, California
July 17, 1997

CORTEX PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS


                                                                   June 30, 1997       June 30, 1996
----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                         $  7,568,803        $  4,091,550
  Other current assets                                                    71,530              88,427
                                                                    ------------        ------------
      Total current assets                                             7,640,333           4,179,977

Furniture, equipment and leasehold improvements, net                     669,844             807,601
Other                                                                     23,130              26,342
                                                                    ------------        ------------
                                                                    $  8,333,307        $  5,013,920
                                                                    ------------        ------------
                                                                    ------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $    501,603        $    217,332
  Accrued dividends                                                       74,250              64,350
  Accrued wages, salaries and related expenses                            58,683              40,145
  Current obligations under capital lease                                  1,499               8,501
                                                                    ------------        ------------
      Total current liabilities                                          636,035             330,328

Obligations under capital leases                                              --               1,499

Note payable to Alkermes, Inc.                                         1,092,265           1,037,330

Redeemable preferred stock:
  Series A convertible preferred stock, $0.001
    par value; $10,000 per share liquidation
    preference; shares authorized: 400;
    shares issued and outstanding: 400 (1997)                          3,936,720                  --

Stockholders' equity:
  9% cumulative convertible preferred stock,
    $0.001 par value; $1.00 per share liquidation
    preference; shares authorized: 1,250,000;
    shares issued and outstanding: 110,000                               110,000             110,000
  Series B convertible preferred stock, $0.001
    par value; $0.6667 per share liquidation
    preference; shares authorized: 3,200,000;
    shares issued and outstanding: 150,000                                86,810              86,810
  Series C convertible preferred stock, $0.001
    par value; $25,000 per share liquidation
    preference; shares authorized: 160;
    shares issued and outstanding: 35 (1996)                                  --             752,476
  Common stock, $0.001 par value; shares
    authorized: 20,000,000; shares issued and
    outstanding: 9,394,249 (1997) and
    7,495,576 (1996)                                                       9,394               7,496
  Additional paid-in capital                                          34,643,526          28,047,279
  Deficit accumulated during the development stage                   (32,181,443)        (25,359,298)
                                                                    ------------        ------------
      Total stockholders' equity                                       2,668,287           3,644,763
                                                                    ------------        ------------
                                                                    $  8,333,307        $  5,013,920
                                                                    ------------        ------------
                                                                    ------------        ------------

          SEE ACCOMPANYING NOTES.

CORTEX PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS


                                                                                                   Period from
                                                                                                     inception
                                                                                                 (February 10,
                                                                 Years ended June 30,            1987) through
                                                        -----------------------------------           June 30,
                                                                  1997                1996                1997
--------------------------------------------------------------------------------------------------------------
Revenues:
  Research and license revenue under an
    agreement with Alkermes, Inc.                        $          --       $           --      $   3,600,000
  Grant revenue                                                     --                   --             94,717
                                                         -------------       --------------      -------------
      Total revenues                                                --                   --          3,694,717
                                                         -------------       --------------      -------------

  Operating expenses:
    Research and development                                 3,376,284            2,677,577         22,345,396
    General and administrative                               1,709,320            1,643,732         11,759,879
    Settlement with Alkermes, Inc.                                  --                   --          1,227,977
                                                         -------------       --------------      -------------
      Total operating expenses                               5,085,604            4,321,309         35,333,252
                                                         -------------       --------------      -------------
    Loss from operations                                    (5,085,604)          (4,321,309)       (31,638,535)
    Interest income, net                                       155,624              163,062          1,488,931
                                                         -------------       --------------      -------------
    Net loss before preferred stock
      accretion and dividends                            $  (4,929,980)      $   (4,158,247)     $ (30,149,604)
                                                         -------------       --------------      -------------
  Preferred stock accretion and dividends:
    Accretion of and dividends on 9% Cumulative
      Convertible Preferred Stock                                9,900                9,900            604,774
  Imputed dividends for Series D Convertible
      Preferred Stock                                          879,672                   --            879,672
  Imputed dividends for Series A Convertible
      Preferred Stock                                        1,012,493                   --          1,012,493
                                                         -------------       --------------      -------------
  Net loss applicable to common stock                    $  (6,832,045)      $   (4,168,147)     $ (32,646,543)
                                                         -------------       --------------      -------------
                                                         -------------       --------------      -------------
  Weighted average common shares outstanding                 8,252,047            6,532,884
                                                         -------------       --------------
  Net loss per share                                     $       (0.83)      $        (0.64)
                                                         -------------       --------------
                                                         -------------       --------------

          SEE ACCOMPANYING NOTES.

CORTEX PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    9%       Series B       Series C       Series D
                                                           convertible    convertible    convertible    convertible
                                                             preferred      preferred      preferred      preferred         Common
                                                                 stock          stock          stock          stock          stock
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, FEBRUARY 10, 1987
  (date of inception)                                      $        --    $        --    $        --    $        --    $        --
  Sale of 1,420,000 shares of common stock,
    $0.005 per share                                                --             --             --             --          1,420
  Sale of 500,000 shares of common stock,
    $2.50 per share, net of expenses                                --             --             --             --            500
  Issuance of 11,000 shares of common stock
    for services, $2.50 per share                                   --             --             --             --             11
  9% preferred stock accretion                                      --             --             --             --             --
  Net loss                                                          --             --             --             --             --
                                                           -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1988                                              --             --             --             --          1,931

  Conversion of subordinated convertible note
    and interest payable into 83,868 shares of
    common stock, $2.50 per share                                   --             --             --             --             84
  Issuance of 500 shares of common stock for
    services, $2.50 per share                                       --             --             --             --              1
  Conversion of 5,000 shares of 9% preferred
    stock into 3,333 shares of common stock                         --             --             --             --              3
  9% preferred stock dividends                                      --             --             --             --             --
  9% preferred stock accretion                                      --             --             --             --             --
  Net loss                                                          --             --             --             --             --
                                                           -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1989                                              --             --             --             --          2,019

  Initial public offering of 660,000 shares of
    common stock, $10.00 per share,
    net of expenses                                                 --             --             --             --            660
  Redemption of 70,000 shares of common
    stock, $0.005 per share                                         --             --             --             --            (70)
  9% preferred stock dividends                                      --             --             --             --             --
  9% preferred stock accretion                                      --             --             --             --             --
  Net loss                                                          --             --             --             --             --
                                                           -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1990                                              --             --             --             --          2,609

  Sale of 3,181,253 shares of Series B
    convertible preferred stock, $0.6667
    per share, net of expenses                                      --      1,841,108             --             --             --
  Conversion of 182,200 shares of 9% preferred
    stock into 24,293 shares of common stock                        --             --             --             --             24
  Issuance of compensatory stock options                            --             --             --             --             --
  Amortization of deferred compensation                             --             --             --             --             --
  9% preferred stock dividends                                      --             --             --             --             --
  9% preferred stock accretion                                      --             --             --             --             --
  Net loss                                                          --             --             --             --             --
                                                           -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1991                                     $        --    $ 1,841,108    $        --    $        --    $     2,633
                                                           -----------    -----------    -----------    -----------    -----------


                                                                                     Unrealized loss        Deficit
                                                                                        on available    accumulated
                                                            Additional                 for sale U.S.     during the
                                                               paid-in       Deferred     Government    development
                                                               capital   compensation     securities          stage          Total
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, FEBRUARY 10, 1987
  (date of inception)                                     $         --   $         --   $         --   $         --   $         --
  Sale of 1,420,000 shares of common stock,
    $0.005 per share                                             5,680             --             --             --          7,100
  Sale of 500,000 shares of common stock,
    $2.50 per share, net of expenses                         1,076,089             --             --             --      1,076,589
  Issuance of 11,000 shares of common stock
    for services, $2.50 per share                               27,489             --             --             --         27,500
  9% preferred stock accretion                                      --             --             --         (2,560)        (2,560)
  Net loss                                                          --             --             --       (400,193)      (400,193)
                                                           -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1988                                       1,109,258             --             --       (402,753)       708,436

  Conversion of subordinated convertible note
    and interest payable into 83,868 shares of
    common stock, $2.50 per share                              209,586             --             --             --        209,670
  Issuance of 500 shares of common stock for
    services, $2.50 per share                                    1,249             --             --             --          1,250
  Conversion of 5,000 shares of 9% preferred
    stock into 3,333 shares of common stock                     22,903             --             --             --         22,906
  9% preferred stock dividends                                 (55,125)            --             --             --        (55,125)
  9% preferred stock accretion                                      --             --             --        (32,733)       (32,733)
  Net loss                                                          --             --             --     (1,222,517)    (1,222,517)
                                                           -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1989                                       1,287,871             --             --     (1,658,003)      (368,113)

  Initial public offering of 660,000 shares of
    common stock, $10.00 per share,
    net of expenses                                          5,244,230             --             --             --      5,244,890
  Redemption of 70,000 shares of common
    stock, $0.005 per share                                       (280)            --             --             --           (350)
  9% preferred stock dividends                                (110,250)            --             --             --       (110,250)
  9% preferred stock accretion                                      --             --             --        (33,064)       (33,064)
  Net loss                                                          --             --             --     (2,187,870)    (2,187,870)
                                                           -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1990                                       6,421,571             --             --     (3,878,937)     2,545,243

  Sale of 3,181,253 shares of Series B
    convertible preferred stock, $0.6667
    per share, net of expenses                                      --             --             --             --      1,841,108
  Conversion of 182,200 shares of 9% preferred
    stock into 24,293 shares of common stock                   170,039             --             --             --        170,063
  Issuance of compensatory stock options                       330,084       (291,938)            --             --         38,146
  Amortization of deferred compensation                             --         90,016             --             --         90,016
  9% preferred stock dividends                                 (85,653)            --             --             --        (85,653)
  9% preferred stock accretion                                      --             --             --        (32,075)       (32,075)
  Net loss                                                          --             --             --     (2,593,968)    (2,593,968)
                                                           -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1991                                     $ 6,836,041    $  (201,922)   $        --    $(6,504,980)   $ 1,972,880
                                                           -----------    -----------    -----------    -----------    -----------


CORTEX PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    9%       Series B       Series C       Series D
                                                           convertible    convertible    convertible    convertible
                                                             preferred      preferred      preferred      preferred         Common
                                                                 stock          stock          stock          stock          stock
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1991                                     $        --    $ 1,841,108    $        --    $        --    $     2,633

  Sale of 150,000 shares of common stock to
    Alkermes, Inc., $10.00 per share                                --             --             --             --            150
  Conversion of 306,275 shares of 9% preferred
    stock into 40,835 shares of common stock                        --             --             --             --             40
  Conversion of 1,525,003 shares of Series B
    preferred stock into 149,629 shares of
    common stock                                                    --       (882,576)            --             --            150
  Issuance of 73,979 shares of common stock
    upon exercise of stock options                                  --             --             --             --             74
  Issuance of two shares of common stock upon
    exercise of warrants                                            --             --             --             --             --
  Issuance of compensatory stock options                            --             --             --             --
  Forfeiture of compensatory stock options                          --             --             --             --             --
  Amortization of deferred compensation                             --             --             --             --             --
  9% preferred stock dividends                                      --             --             --             --             --
  9% preferred stock accretion                                      --             --             --             --             --
  Net loss                                                          --             --             --             --             --
                                                            ----------     ----------     ----------     ----------     ----------
BALANCE, JUNE 30, 1992                                              --        958,532             --             --          3,047

  Conversion of 287,150 shares of 9% preferred
    stock into 38,287 shares of common stock                        --             --             --             --             38
  Conversion of 1,081,250 shares of Series B
    preferred stock into 106,088 shares of
    common stock                                                    --       (625,758)            --             --            106
  Redemption of 12,627 shares of common
    stock, $7.65 per share                                          --             --             --             --            (12)
  Issuance of 30,789 shares of common stock
    upon exercise of stock options                                  --             --             --             --             31
  Issuance of compensatory stock options                            --             --             --             --             --
  Amortization of deferred compensation                             --             --             --             --             --
  9% preferred stock dividends                                      --             --             --             --             --
  9% preferred stock accretion                                      --             --             --             --             --
  Net loss                                                          --             --             --             --             --
                                                            ----------     ----------     ----------     ----------     ----------
BALANCE, JUNE 30, 1993                                      $       --     $  332,774     $       --     $       --     $    3,210
                                                           -----------    -----------    -----------    -----------    -----------

CONTINUED . . .
                                                                                     Unrealized loss        Deficit
                                                                                        on available    accumulated
                                                            Additional                 for sale U.S.     during the
                                                               paid-in       Deferred     Government    development
                                                               capital   compensation     securities          stage          Total
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1991                                     $ 6,836,041    $  (201,922)   $        --    $(6,504,980)   $ 1,972,880

  Sale of 150,000 shares of common stock to
    Alkermes, Inc., $10.00 per share                         1,499,850             --             --             --      1,500,000
  Conversion of 306,275 shares of 9% preferred
    stock into 40,835 shares of common stock                   335,283             --             --             --        335,323
  Conversion of 1,525,003 shares of Series B
    preferred stock into 149,629 shares of
    common stock                                               882,426             --             --             --             --
  Issuance of 73,979 shares of common stock
    upon exercise of stock options                             110,313             --             --             --        110,387
  Issuance of two shares of common stock upon
    exercise of warrants                                            27             --             --             --             27
  Issuance of compensatory stock options                        24,532        (19,375)            --             --          5,157
  Forfeiture of compensatory stock options                    (146,182)       146,182             --             --             --
  Amortization of deferred compensation                             --         58,567             --             --         58,567
  9% preferred stock dividends                                 (68,906)            --             --             --        (68,906)
  9% preferred stock accretion                                      --             --             --        (23,242)       (23,242)
  Net loss                                                          --             --             --     (2,354,770)    (2,354,770)
                                                           -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1992                                       9,473,384        (16,548)            --     (8,882,992)     1,535,423

  Conversion of 287,150 shares of 9% preferred
    stock into 38,287 shares of common stock                   360,398             --             --             --        360,436
  Conversion of 1,081,250 shares of Series B
    preferred stock into 106,088 shares of
    common stock                                               625,652             --             --             --             --
  Redemption of 12,627 shares of common
    stock, $7.65 per share                                     (96,662)            --             --             --        (96,674)
  Issuance of 30,789 shares of common stock
    upon exercise of stock options                              60,915             --             --             --         60,946
  Issuance of compensatory stock options                       350,000       (280,000)            --             --         70,000
  Amortization of deferred compensation                             --         36,897             --             --         36,897
  9% preferred stock dividends                                 (53,028)            --             --             --        (53,028)
  9% preferred stock accretion                                      --             --             --        (16,000)       (16,000)
  Net loss                                                          --             --             --       (761,536)      (761,536)
                                                           -----------    -----------    -----------    -----------    -----------
BALANCE, JUNE 30, 1993                                     $10,720,659    $  (259,651)   $        --    $(9,660,528)   $ 1,136,464
                                                           -----------    -----------    -----------    -----------    -----------

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY
(CONTINUED)



                                      9%            Series B            Series C            Series D
                             convertible         convertible         convertible         convertible
                               preferred           preferred           preferred           preferred            Common
                                   stock               stock               stock               stock             stock
-----------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1993              $--            $332,774                 $--                 $--              $3,210

  Sale of 2,750,000 shares of
    common stock, $5.00 per share,
    net of expenses                  --                  --                  --                  --               2,750

  Sale of 103,577 shares of
    common stock, $6.40 per share,
    net of expenses                  --                  --                  --                  --                 104

  Conversion of 15,625 shares
    of 9% preferred stock into
    2,083 shares of common stock     --                  --                  --                  --                   2

  Conversion of 50,000 shares
    of Series B preferred stock
    into 4,906 shares of
    common stock                     --             (28,937)                 --                  --                   5

  Issuance of compensatory
    stock options                    --                  --                  --                  --                  --

  Amortization of deferred
    compensation                     --                  --                  --                  --                  --

  Issuance of 3,401 shares
    of common stock upon
    exercise of stock options        --                  --                  --                  --                   3

  9% preferred stock dividends       --                  --                  --                  --                  --

  Unrealized loss on available
    for sale U.S. Government
    securities                       --                  --                  --                  --                  --

  Net loss                           --                  --                  --                  --                  --
                                  -----             -------             -------              ------               -----
BALANCE, JUNE 30, 1994               --             303,837                  --                  --               6,074

  Reclassification of
    unredeemed 9% preferred
    stock                       370,000                  --                  --                  --                  --

  Issuance of warrants
    to purchase 265,000 shares
    of common stock                  --                  --                  --                  --                  --

  Adjustment of accrued
    dividends for redemption
    of 9% preferred stock            --                  --                  --                  --                  --

  Issuance of 11,272 shares
    of common stock upon
    exercise of stock options        --                  --                  --                  --                  11

  Amortization of deferred
    compensation                     --                  --                  --                  --                  --

  9% preferred stock dividends       --                  --                  --                  --                  --

  Decrease in unrealized loss
    on available for sale
    U.S. Government securities       --                  --                  --                  --                  --

  Net loss                           --                  --                  --                  --                  --

BALANCE, JUNE 30, 1995        $ 370,000           $ 303,837                $ --                $ --             $ 6,085

                        CONTINUED . . .

                                                                        Unrealized loss               Deficit
                                                                   on available          accumulated
                                Additional                         for sale U.S.          during the
                                   paid-in           Deferred         Government         development
                                   capital        compensation        securities             stage               Total

------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1993         $ 10,720,659        $ (259,651)         $     --        $ (9,660,528)        $ 1,136,464

  Sale of 2,750,000 shares
    of common stock, $5.00
    per share, net of
    expenses                   $ 12,359,611        $       --                --                  --        $ 12,362,361

  Sale of 103,577 shares of
    common stock, $6.40 per
    share, net of expenses     $    510,707        $       --                --                  --           $ 510,811

  Conversion of 15,625 shares
    of 9% preferred stock
    into 2,083 shares of
    common stock               $     20,545        $       --                --                  --            $ 20,547

  Conversion of 50,000 shares
    of Series B preferred
    stock into 4,906 shares
    of common stock            $     28,932                --          $     --                $ --                $ --

  Issuance of compensatory
    stock options              $    100,625                --          $     --                $ --           $ 100,625

  Amortization of
    deferred compensation      $         --            58,200          $     --                $ --            $ 58,200

  Issuance of 3,401 shares
    of common stock upon
    exercise of stock options  $      6,461        $       --                 --                  --             $ 6,464

  9% preferred stock dividends $    (39,038)       $       --                 --                  --           $ (39,038)

  Unrealized loss on available
    for sale U.S. Government
    securities                  $        --        $       --            (163,562)                 --          $ (163,562)

  Net loss                      $        --                --           $      --        $ (4,704,991)       $ (4,704,991)

BALANCE, JUNE 30, 1994          $23,708,502        $ (201,451)           (163,562)      $ (14,365,519)        $ 9,287,881

  Reclassification of
    unredeemed 9% preferred
    stock                       $        --        $       --                  --                $ --           $ 370,000

  Issuance of warrants
    to purchase 265,000
    shares of common stock          232,746        $       --                  --                  --           $ 232,746

  Adjustment of accrued
    dividends for redemption
    of 9% preferred stock       $    25,819        $       --                  --                  --            $ 25,819

  Issuance of 11,272 shares
    of common stock upon
    exercise of stock options    $   24,023        $       --                  --                  --            $ 24,034

  Amortization of deferred
    compensation                 $       --            56,092            $     --                $ --            $ 56,092

  9% preferred stock
    dividends                    $  (33,300)       $       --                  --         --                    $ (33,300)

  Decrease in unrealized
    loss on available for
    sale U.S. Government
    securities                          --                 --             144,956                  --             144,956

  Net loss                              --                 --           $      --          (6,835,532)         (6,835,532)
                              ------------         ----------           ---------       -------------         ------------
BALANCE, JUNE 30, 1995        $ 23,957,790         $ (145,359)          $ (18,606)      $ (21,201,051)        $ 3,272,696
                              ------------         ----------           ---------       -------------         ------------

                        CONTINUED . . .

CORTEX PHARMACEUTICALS, INC.
(A development stage enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY
(CONTINUED)


                                       9%            Series B            Series C            Series D
                              convertible         convertible         convertible         convertible
                                preferred           preferred           preferred           preferred            Common
                                    stock               stock               stock               stock             stock
------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1995        $ 370,000           $ 303,837                $ --                $ --             $ 6,085

  Sale of 160 shares of
    Series C convertible
    preferred stock, $25,000
    per share, net of expenses       --                  --           3,576,544                  --                  --

  Issuance of warrants to
    purchase 106,195 shares of
    common stock                     --                  --            (136,654)                 --                  --

  Conversion of 260,000 shares
    of 9% preferred stock
    into 34,667 shares of
    common stock               (260,000)                 --                  --                  --                  35

  Conversion of 375,000 shares
    of Series B preferred stock
    into 36,793 shares of
    common stock                     --            (217,027)                 --                  --                  37

  Conversion of 125 shares of
    Series C preferred stock
    into 1,133,037 shares of
    common stock                     --                  --          (2,687,414)                 --               1,133

  Adjustment of accrued dividends
    for conversion of 9%
    preferred stock                  --                  --                  --                  --                  --

  Issuance of 205,878 shares
    of common stock upon exercise
    of stock options                 --                  --                  --                  --                 206

  Amortization of deferred
    compensation                     --                  --                  --                  --                  --

  Reversal of unamortized deferred
    compensation upon resignation
    of Chief Executive Officer       --                  --                  --                  --                  --

  9% preferred stock dividends       --                  --                  --                  --                  --

  Decrease in unrealized loss
    on available for sale
    U.S. Government securities       --                  --                  --                  --                  --

  Net loss                                               --                  --                  --                  --

BALANCE, JUNE 30, 1996          110,000              86,810             752,476                  --               7,496

  Series A preferred stock
    imputed dividends                --                  --                  --                  --                  --

  Sale of 400 shares of
    Series D convertible
    preferred stock, $10,000
    per share, net of expenses       --                  --                  --            3,719,636                 --

  Series D preferred stock
    imputed dividends                --                  --                  --                   --                 --

  Conversion of 35 shares of
    Series C convertible preferred
    stock into 384,574 shares
    of common stock                  --                  --            (752,476)                 --                 384

  Conversion of 400 shares of
    Series D convertible preferred
    stock into 1,433,437
    shares of common stock           --                  --                  --          (3,719,636)              1,433

  Issuance of 50,000 shares of
    common stock upon exercise
    of warrant                       --                  --                  --                 --                   50

  Issuance of 30,662 shares of
    common stock upon exercise
    of stock options                 --                  --                  --                  --                  31

  9% preferred stock dividends       --                  --                  --                  --                  --

  Net loss                                               --                  --                  --                  --

BALANCE, JUNE 30, 1997         $110,000             $86,810                $ --                $ --             $ 9,394

  SEE ACCOMPANYING NOTES.



                                                               Unrealized loss               Deficit
                                                                   on available          accumulated
                                Additional                         for sale U.S.          during the
                                   paid-in           Deferred         Government         development
                                   capital        compensation        securities               stage               Total
BALANCE, JUNE 30, 1995       23,957,790          $ (145,359)          $ (18,606)      $ (21,201,051)        $ 3,272,696

  Sale of 160 shares of
    Series C convertible
    preferred stock, $25,000
    per share, net of expenses       --                  --                  --                  --            3,576,544

  Issuance of warrants
    to purchase 106,195 shares
    of common stock             136,654                  --                  --                  --                   --

  Conversion of 260,000 shares
    of 9% preferred stock
    into 34,667 shares of
    common stock                259,965                  --                  --                  --                   --

  Conversion of 375,000 shares
    of Series B preferred
    stock into 36,793 shares
    of common stock             216,990                  --                  --                  --                   --

  Conversion of 125 shares of
    Series C preferred stock
    into 1,133,037 shares of
    common stock              2,686,281                  --                  --                  --                   --

  Adjustment of accrued
    dividends for conversion
    of 9% preferred stock       128,700                  --                  --                  --             128,700

  Issuance of 205,878 shares
    of common stock upon
    exercise of stock options   774,049                  --                  --                  --             774,255

  Amortization of deferred
    compensation                     --              42,109                  --                  --              42,109

  Reversal of unamortized
    deferred compensation upon
    resignation of Chief
    Executive Officer          (103,250)            103,250                  --                  --                  --

  9% preferred stock dividends   (9,900)                 --                  --                  --              (9,900)

  Decrease in unrealized
    loss on available for
    sale U.S. Government
    securities                       --                  --              18,606                  --              18,606

  Net loss                           --                  --                  --          (4,158,247)         (4,158,247)

BALANCE, JUNE 30, 1996       28,047,279                  --                  --         (25,359,298)          3,644,763

  Series A preferred stock
    imputed dividends         1,012,493                  --                  --          (1,012,493)                 --

  Sale of 400 shares of
    Series D convertible
    preferred stock, $10,000
    per share, net of expenses       --                  --                  --                  --           3,719,636

  Series D preferred stock
    imputed dividends           879,672                  --                  --            (879,672)                 --

  Conversion of 35 shares of
    Series C convertible
    preferred stock into 384,574
    shares of common stock      752,092                  --                  --                  --                  --

  Conversion of 400 shares of
    Series D convertible
    preferred stock into
    1,433,437 shares of common
    stock                     3,718,203                  --                  --                  --                  --

  Issuance of 50,000 shares
    of common stock upon
    exercise of warrant         149,950                  --                  --                  --             150,000

  Issuance of 30,662 shares
    of common stock upon
    exercise of stock options    93,737                  --                  --                  --              93,768

  9% preferred stock dividends   (9,900)                 --                  --                  --              (9,900)

  Net loss                           --                  --                  --          (4,929,980)         (4,929,980)

BALANCE, JUNE 30, 1997       34,643,526                $ --                $ --       $ (32,181,443)        $ 2,668,287

  SEE ACCOMPANYING NOTES.

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)
Statements of Cash Flows


                                                                                                                  Period from
                                                                                                                    inception
                                                                                                                (February 10,
                                                                               Years ended June 30,             1987) through
                                                                        ---------------------------------            June 30,
                                                                             1997                1996                    1997
-----------------------------------------------------------------------------------------------------------------------------
   Cash flows from operating activities:
     NET LOSS                                                            $ (4,929,980)       $ (4,158,247)      $ (30,149,604)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
         Depreciation and amortization                                        198,059             230,224           1,307,081
         Settlement with Alkermes, Inc.                                            --                  --           1,227,977
         Changes in operating assets/liabilities:
           Accounts payable and accrued expenses                              302,809            (155,335)            560,286
           Accrued interest on U.S. Government securities                     (12,673)           (130,759)           (161,393)
           Other current assets                                                16,897               3,785             (71,530)
           Interest receivable from former officer                                 --                  --             (19,274)
         Realized loss on sale of U.S. Government securities                       --               1,270              54,317
         Stock option compensation expense                                         --              42,109             555,809
         Stock issued for services                                                 --                  --              28,750
         Reduction in note receivable from former
           officer -- compensation expense                                         --                  --              22,600
         Changes in other assets and other liabilities                         54,935              37,330             100,254
                                                                        -------------       -------------      --------------
  NET CASH USED IN OPERATING ACTIVITIES                                    (4,369,953)         (4,129,623)        (26,544,727)
                                                                        -------------       -------------      --------------

Cash flows from investing activities:
  U.S. Government securities -- available for sale
    Purchases                                                                (937,327)        (19,298,746)        (37,083,743)
    Sales                                                                     950,000          23,136,197          37,190,820
  Purchase of fixed assets                                                    (61,054)           (108,807)         (1,948,401)
  Sale of fixed assets                                                            752               2,777              10,988
  Decrease (increase) in --
    Other assets                                                                3,212              (3,212)            (39,870)
    Note receivable from former officer                                            --                  --            (100,000)
                                                                        -------------       -------------      --------------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         (44,417)          3,728,209          (1,970,206)
                                                                        -------------       -------------      --------------

Cash flows from financing activities:
  Proceeds from issuance of 9% preferred stock                                     --                  --           1,076,588
  Redemption of 9% preferred stock                                                 --                  --             (63,750)
  Payment of 9% preferred stock dividends                                          --                  --            (110,250)
  Proceeds from issuance of Series B
   convertible preferred stock                                                     --                  --           1,841,108
  Proceeds from issuance of Series C
   convertible preferred stock                                                     --           3,576,543           3,576,543
  Proceeds from issuance of Series D
   convertible preferred stock                                              3,719,636                  --           3,719,636
  Proceeds from issuance of Series A
   convertible preferred stock                                              3,936,720                  --           3,936,720
  Proceeds from issuance of common stock                                      243,768             774,255          21,921,282
  Proceeds from subordinated convertible note                                      --                  --             208,333
  Principal payments on capitalized leases                                     (8,501)             (7,714)            (22,474)
                                                                        -------------       -------------      --------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                                 7,891,623           4,343,084          36,083,736
                                                                        -------------       -------------      --------------

Increase in cash and cash equivalents                                       3,477,253           3,941,670           7,568,803
Cash and cash equivalents, beginning of period                              4,091,550             149,880                  --
                                                                        -------------       -------------      --------------
Cash and cash equivalents, end of period                                $   7,568,803       $   4,091,550      $    7,568,803
                                                                        -------------       -------------      --------------
                                                                        -------------       -------------      --------------


          SEE ACCOMPANYING NOTES.

CORTEX PHARMACEUTICALS, INC.
(A development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

Period from inception (February 10, 1987) through June 30, 1997

NOTE 1 -- BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS -- Cortex Pharmaceuticals, Inc. (the "Company") was formed to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. Since its formation in 1987, the Company has been engaged in research and early clinical development activities.

BASIS OF PRESENTATION; DEVELOPMENT STAGE ENTERPRISE -- From inception through June 30, 1997, the Company has generated only modest operating revenues and has incurred losses aggregating $30,149,604. Successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company's cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company is likely to raise additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

The Company is seeking collaborative or other arrangements with larger pharmaceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. Competition for corporate partnering arrangements with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to arrive at such arrangements. Accordingly, although the Company is presently engaged in discussions with a number of candidate companies, there can be no assurance that an agreement will arise from these discussions in a timely manner, or at all, or that any agreement that may arise from these discussions will successfully reduce the Company's short-term or long-term funding requirements.

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

REVERSE STOCK SPLIT; AUTHORIZED SHARES -- On January 11, 1995, the Company effected a one-for-five reverse stock split of its common stock and revised the authorized number of shares of common stock from 50,000,000 to 20,000,000, with no change in the par value of $0.001 per share. The accompanying financial statements and all references to the number of shares and per share amounts have been adjusted to reflect the reverse split.

NET LOSS PER SHARE -- Net loss per share is computed based on the weighted average number of common shares outstanding and includes preferred stock dividends. Shares issuable upon conversion of preferred stock and upon exercise of outstanding stock options and warrants are not included since the effects would be anti-dilutive. For purposes of computing net loss per share, preferred stock dividends include dividends that actually accrued and 'imputed dividends' for preferred stock issued with a nondetachable beneficial conversion feature near the date of issuance. Imputed dividends represent the aggregate difference between conversion price and the fair market value of the common stock as of the date of issuance of the preferred stock, without regard to the actual date upon which the preferred stock may be converted.

EMPLOYEE STOCK OPTIONS -- The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123,

"Accounting for Stock-Based Compensation" (SFAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. According to APB 25, no compensation expense is recognized since the exercise price of the Company's stock options generally equals the market price of the underlying stock on the date of grant.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute net loss per share and to restate prior periods. Under the new requirements, the dilutive effect of stock options will be excluded in calculating primary earnings per share. The impact of SFAS 128 on the calculation of net loss per share is not expected to be material.

RESEARCH AND DEVELOPMENT COSTS -- All costs related to research and development activities are treated as expenses in the period incurred.

USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ from those estimates.

RECLASSIFICATIONS -- Certain previously reported amounts have been reclassified to conform with the June 30, 1997 presentation.

NOTE 2 -- FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Furniture, equipment and leasehold improvements consist of the following:

                                                       June 30,
                                           --------------------------------
                                                1997                 1996
                                           --------------------------------

          Laboratory equipment             $  1,017,461         $   990,329
          Leasehold improvements                620,716             619,566
          Furniture and equipment                90,689              89,773
          Computers and software                223,030             193,372
                                           ------------         -----------
                                              1,951,896           1,893,040
          Accumulated depreciation           (1,282,052)         (1,085,439)
                                           ------------         -----------
                                           $    669,844         $   807,601
                                           ------------         -----------
                                           ------------         -----------

NOTE 3 -- REDEEMABLE PREFERRED STOCK

In May 1997, the Board of Directors designated 400 shares of a newly created series of preferred stock, the Series A Convertible Preferred Stock ("Series A Preferred"). Series A Preferred at June 30, 1997 consisted of 400 shares issued in a two-tranche private placement during June 1997. Prior to August 20, 1997, the Series A Preferred is convertible at an effective conversion price equal to the lowest of the dollar volume weighted average trading prices of the Company's common stock for each of the five trading days immediately preceding the conversion date ("Average Stock Price"). Thereafter, the effective conversion price will be equal to 80% of the Average Stock Price if the Average Stock Price is greater than $2.50 per share; $2.00 per share if the Average Stock Price is less than $2.50 but greater than $2.10 per share; or 95% of the Average Stock Price if the Average Stock Price is less than or equal to $2.10 per share. The conversion rate is subject to adjustment at the rate of six percent per annum based on the length of the period from issuance of the Series A Preferred until its conversion. Provided the effective conversion price for a given conversion is equal to or greater than $2.75 per share, the holder of the Series A Preferred may purchase up to the same number of common shares as the holder is acquiring upon such conversion at the effective conversion price. Any election to exercise this right to purchase additional shares must be made at the time of conversion of the related Series A Preferred, and the right is forfeited to the extent that it is not fully exercised at such time. Holders of the Series A Preferred are entitled to a liquidation preference, after payment of full liquidation preference to holders of the 9% Preferred and Series B Preferred, of an amount equal to $10,000 per share, plus $600 per share for each year that such share is outstanding. The Series A Preferred holders may elect to redeem their shares under certain circumstances, such as the delisting of the Company's common stock from Nasdaq, at prices up to 125% of the liquidation preference. The Series A Preferred automatically converts into common stock on the third anniversary from the date of issuance of such shares. Imputed dividends of $1,012,493 related to the private placement have been recorded and included in the computation of net loss per share (Note 1).

NOTE 4 -- STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share, of which 1,250,000 shares have been designated as 9% Cumulative Convertible Preferred Stock (non-voting, "9% Preferred"); 3,200,000 shares have been designated as Series B Convertible Preferred Stock (non-voting, "Series B Preferred"); 500 shares have been designated as Series D Convertible Preferred Stock (non-voting, "Series D Preferred"); 400 shares have been designated as Series A Convertible Preferred Stock (non-voting, "Series A Preferred"); and 549,100 shares are presently undesignated and may be issued with such rights and powers as the Board of Directors may designate.

The 9% Cumulative Convertible Preferred Stock as of June 30, 1997 and June 30, 1996 consisted of 110,000 shares of an original 1,250,000 shares of 9% Preferred issued in a 1988 private placement. Each share of 9% Preferred is convertible into approximately 0.1333 shares of common stock at an effective conversion price of $7.50 per share of common stock, subject to adjustment under certain circumstances, such as stock splits or stock dividends. Cash dividends on the 9% Preferred accrue semi-annually on June 15th and December 15th at the rate of $0.09 per share per annum. In order to conserve capital for operations, the Company has elected not to distribute the dividends that have accrued from June 15, 1990. Upon conversion of 9% Preferred, accrued and unpaid dividends are credited to additional paid-in capital. Accrued and unpaid dividends as of June 30, 1997 and June 30, 1996 were $74,250, and $64,350, respectively. The Company may redeem the 9% Preferred at any time at a price of $1.00 per share, an amount equal to its liquidation preference, upon not less than 30 nor more than 60 days' notice.

Series B Convertible Preferred Stock as of June 30, 1997 and June 30, 1996 consisted of 150,000 shares of Series B Preferred issued in a May 1991 private placement. Each share of Series B Preferred is convertible into approximately
0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, subject to adjustment under certain circumstances such as stock splits or stock dividends. The Series B Preferred may be redeemed by the Company at a price of $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days' notice. The liquidation preference of the Series B Preferred is subordinate to that of the 9% Preferred.

Series C Convertible Preferred Stock at June 30, 1996 consisted of 35 shares of an original 160 shares of Series C Preferred issued in a private placement completed in December 1995. During the year ended June 30, 1997, all outstanding shares of Series C Preferred were converted into common stock in accordance with a formula that was indexed to the average bid price of the Company's common shares.

In October 1996, the Board of Directors designated 500 shares of a new series of preferred stock, the Series D Convertible Preferred Stock ("Series D Preferred"). An aggregate of 400 shares of Series D Preferred were issued in a three-tranche private placement initiated in October 1996 and completed in February 1997. Each share of Series D Preferred was convertible into common stock at an effective per share conversion price that was the lower of (i) 110% of the average closing bid price for the five trading days immediately preceding the closing date ($2.9425, $4.52375 and $4.63375 for the first, second and third tranches, respectively) or (ii) that price that was 18% below the average closing bid price for the five trading days immediately preceding the conversion date, in each case subject to adjustment at the rate of six percent per annum based on the length of the period from issuance of the Series D Preferred until its conversion. As of June 30, 1997, the Series D Preferred had all been converted into an aggregate of 1,433,437 shares of the Company's common stock at effective conversion prices ranging from $2.06 to $3.35 per share of common stock. Imputed dividends aggregating $879,672 were recorded in connection with the three tranches, and have been included in the computation of net loss per share (Note 1).

COMMON STOCK AND COMMON STOCK PURCHASE WARRANTS

In connection with the December 1995 private placement of 160 shares of Series C Preferred Stock, the Company issued the placement agent for the transaction a five-year non-redeemable warrant to purchase 106,195 shares of common stock at a price of $2.825 per share, subject to adjustment under certain circumstances. The warrants contain cashless exercise provisions and include piggyback registration rights.

In connection with the June 1997 private placement of 400 shares of Series A Preferred Stock, the Company issued to the eleven participating institutional investors four-year non-redeemable warrants to purchase an aggregate of 800,000 shares of common stock at a price of $3.08 per share, subject to adjustment under certain circumstances.

As of June 30, 1997, the Company had reserved an aggregate of 14,667 shares of common stock for issuance upon conversion of the outstanding 9% Preferred Stock; 14,717 shares for issuance upon conversion of the Series B Preferred Stock; 1,363,698 shares for issuance upon conversion of the Series A Preferred Stock; 1,363,698 shares for issuance upon exercise of the right to purchase additional shares of common stock upon conversion of the Series A Preferred Stock; 1,085,096 shares for issuance upon exercise of warrants; and 969,179 shares for issuance upon exercise of outstanding stock options.

STOCK OPTION AND STOCK PURCHASE PLANS

EMPLOYEE/DIRECTOR OPTION PLAN -- The Company's 1989 Incentive Stock Option, Nonqualified Stock Option and Stock Purchase Plan provides for the granting by the Company of options and rights to purchase up to an aggregate of 700,000 shares of the Company's authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganizations) to directors, officers and other employees of the Company. The exercise price of nonqualified stock options and the purchase price of stock offered under this plan, which terminates February 2, 1999, must be at least 85% of the fair market value of the common stock on the date of grant. The exercise price of incentive stock options must be at least equal to the fair market value of the common stock on the date of grant. As of June 30, 1997, options to purchase an aggregate of 530,662 shares of common stock were outstanding under this plan, and an additional 48,054 shares of common stock were reserved for future option grants.

CONSULTANT PLAN -- The Company's 1989 Special Nonqualified Stock Option and Stock Purchase Plan provides for the granting by the Company of options and rights to purchase up to an aggregate of 400,000 shares of the Company's authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganizations) to consultants to the Company. The exercise price of nonqualified stock options and the purchase price of stock offered under this plan, which terminates
February 2, 1999, must be at least 50% of the fair market value of the common stock on the date of grant. As of June 30, 1997, options to purchase an aggregate of 337,407 shares of common stock were outstanding under this plan, and an additional 9,026 shares of common stock were reserved for future option grants.

EXECUTIVE STOCK PLAN -- In connection with his 1991 election as Chairman of the Board, Harvey S. Sadow, Ph.D. was granted an option to purchase 10,000 shares of common stock at an exercise price of $2.19 per share, representing 50% of the fair market value of the common stock on the date of grant. As of June 30, 1997, options to purchase an aggregate of 10,000 shares of common stock were outstanding under the Executive Stock Plan, and an additional 208,871 shares of common stock were reserved for future option grants.

1996 STOCK INCENTIVE PLAN -- The Company's 1996 Stock Incentive Plan ("1996 Plan") was adopted by the Board of Directors on October 25, 1996 and approved by the Company's stockholders on December 12, 1996. The 1996 Plan provides for the granting of options and rights to purchase up to an initial aggregate of 613,132 shares of the Company's authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganizations) to qualified employees, officers, directors, consultants and other service providers. No further options will be granted under the Company's earlier stock option and stock purchase plans. The exercise price of nonqualified stock options and the purchase price of stock offered under the 1996 Plan, which terminates October 25, 2006, must be at least 85% of the fair market value of the common stock of the date of grant. The exercise price of incentive stock options must be at least equal to the fair market value of the common stock on the date of grant. Each non-employee director (other than those who serve on the Board of Directors to oversee an investment in the Company) is automatically granted options to purchase 15,000 shares of common stock upon commencement of service as a director and additional options to purchase 6,000 shares of common stock on the date of each Annual Meeting of Stockholders. Non-employee directors who serve on the Board of Directors to oversee an investment in the Company receive options to purchase 7,500 shares of common stock upon commencement of service as a director and additional options to purchase 3,000 shares of common stock on the date of each Annual Meeting of Stockholders. These nonqualified options have an exercise price equal to 100% of the fair market value of the common stock on the date of grant, have a ten-year term and vest in equal increments of 33 1/3% on the anniversary dates of the dates of grant. As of June 30, 1997, options to purchase an aggregate of 91,110 shares of common stock were outstanding under the 1996 Plan, and an additional 522,022 shares of common stock were reserved for future option grants.

As of June 30, 1997, options to purchase an aggregate of 529,438 shares of common stock were exercisable under the Company's stock option plans. During the years ended June 30, 1997 and 1996 and the period from inception (February 10, 1987) through June 30, 1997, options to purchase 0, 0, and 261,289 shares of common stock, respectively, were issued to certain directors, officers and consultants of the Company with exercise prices below the fair market value of the common stock on the dates of grant. The aggregate difference between the fair market value on the date of grant and the exercise price of the options granted has been recorded as compensation expense over the vesting period of the options. Stock option compensation expense related to these transactions, aggregating $0, $42,109 and $555,809 for the years ended June 30, 1997 and 1996 and the period from inception (February 10, 1987) through June 30, 1997, respectively, has been recorded in the accompanying statements of operations.

Stock option transactions under the Company's stock option plans for each of the two years in the period ended June 30, 1997 are summarized below:

                                                              Weighted average
                                                      Number    exercise price
                                                    of shares        per share
                                                 -----------------------------
          Outstanding as of June 30, 1995            828,868        $     4.03
             Granted                                 409,101              4.80
             Exercised                              (205,878)             3.77
             Forfeited                              (136,160)             3.77
                                                  ----------        ----------
          Outstanding as of June 30, 1996            895,931        $     4.39
             Granted                                 143,117              3.30
             Exercised                               (30,662)             3.06
             Forfeited                               (39,207)             4.85
                                                  ----------        ----------
          Outstanding as of June 30, 1997            969,179        $     4.25
                                                  ----------        ----------
          Available for future grant                 787,973
                                                  ----------
                                                  ----------

PRO-FORMA INFORMATION -- The Company has elected to continue accounting for its employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, because the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss and net loss per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and has been determined as if the Company had accounted for its employee stock plans under the fair value method. The fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for the years ended June 30, 1997 and 1996, respectively: risk-free interest rates of 5.7% to 6.1% and 5.9% to 6.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 100% and 94%; and a weighted average life of 0.5 to
4.2 years and 1.3 to 5.2 years. The estimated weighted average fair value of options granted during the years ended June 30, 1997 and 1996 was $1.95 and $2.48, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the vesting period of the options, resulting in the following pro forma information for the years ended June 30, 1997 and 1996:

                                                           June 30,
                                                     1997              1996
                                                -------------------------------
          Pro forma net loss                    $  5,436,435      $  4,413,447
          Pro forma net loss per share          $      (0.89)     $       0.68)


The results above are not necessarily indicative of the effects of SFAS 123 on reported net income or loss for future periods as these amounts reflect the related expense for only two years of stock option vesting.

Information regarding stock options outstanding at June 30, 1997 is as follows:


                                       Options Outstanding                              Options Exercisable
                   ---------------------------------------------------------     ----------------------------------
                                            Weighted
                           Number            average            Weighted            Number             Weighted
      Range of          outstanding         remaining            average          exercisable           average
  exercise prices    at June 30, 1997    contractual life     exercise price    at June 30, 1997     exercise price
$  1.56  -   3.13         452,526           7.42 years          $    2.87           234,673            $  2.85
   3.25  -   5.63         399,319           8.63 years               4.77           196,915               4.39
   5.75  -  10.94         117,334           5.12 years               7.79            97,850               7.90
                         --------                                                  --------
                          969,179                                                   529,438
                         --------                                                  --------
                         --------                                                  --------

NOTE 5 -- AGREEMENT WITH ALKERMES, INC.; LEGAL PROCEEDINGS

In January 1992, the Company entered into an agreement with Alkermes, Inc. ("Alkermes") for the development, clinical testing and commercialization of the Company's calpain inhibitor products, which was subsequently amended in October 1992 (the "Alkermes Agreement"). In connection with the Alkermes Agreement, the Company granted Alkermes an exclusive worldwide license to commercialize calpain inhibitor products for the prevention and treatment of acute and chronic neurodegenerative diseases and disorders of the central and peripheral nervous systems. The Company received an aggregate of $3,100,000 in research payments under the Alkermes Agreement over the 18-month period ended June 30, 1993, and a $500,000 payment in October 1992 in connection with a limited expansion of Alkermes' commercial rights. In November 1993, Alkermes filed an action alleging that the Company had breached the Alkermes Agreement by developing calpain inhibitors for cerebral vasospasm. On October 5, 1995, the Company and Alkermes agreed to a settlement of the dispute. Alkermes agreed to dismiss its action against the Company and to relinquish all rights previously granted them by the Company, as well as rights to related technologies developed by Alkermes. In connection with the settlement, the Company issued to Alkermes a $1,000,000 three-year promissory note accruing interest semi-annually at the federal funds rate. The Company also committed to pay Alkermes a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations.

NOTE 6 -- COMMITMENTS

The Company leases its offices and research laboratories under an operating lease that expires May 31, 1999, with an additional five-year option at 95% of the then fair market rental rate. Rent expense under this lease for the years ended June 30, 1997 and 1996 and the period from inception (February 10, 1987) through June 30, 1997 was $215,000, $193,000 and $1,639,000, respectively.
Commitments under the lease for the years ending June 30, 1998 and 1999 are $243,000 and $229,000, respectively.

As of June 30, 1997, the Company was obligated to two executive officers under employment agreements expiring through May 1998 that involve annual salary payments aggregating $341,113 and that provide for bonuses under certain circumstances. Additionally, in the event that the Company commercializes a compound developed by or under the supervision of one of its senior scientific employees, the Company will be obligated, under certain circumstances, to pay the employee a royalty based on net sales, as defined and subject to adjustment, of products containing the compound. As of June 30, 1997, the Company was committed under scientific consulting and external research agreements to annual payments aggregating approximately $889,000.

The Company has entered agreements with two academic institutions that provide the Company exclusive rights to certain of the technologies that it is developing. Under the terms of the agreements, the Company is committed to royalty payments, including minimum annual royalties of $95,000 for the year ending June 30, 1998. Thereafter, minimum annual royalties are $105,000 for the remaining life of the patents covering the subject technologies. The agreements also commit the Company to pay up to an additional $912,500 upon achieving certain clinical testing and regulatory approval milestones, as well as a portion of certain remuneration received by the Company in connection with sublicensing agreements that the Company may enter into.

NOTE 7 -- RELATED PARTY TRANSACTIONS

During the years ended June 30, 1997 and 1996, and the period from inception (February 10, 1987) through June 30, 1997, the Company paid or accrued scientific and other consulting fees to stockholders aggregating $88,000, $87,160 and $1,018,557, respectively. Under certain circumstances, the Company is obligated to make royalty payments to certain of its scientific consultants, some of whom are stockholders, and to one employee, upon successful commercialization of certain of its products by the Company or its licensees.

In July 1993, the Company entered into an agreement with Vector Securities International, Inc. ("Vector"), under which Vector agreed to serve as financial advisor to the Company in connection with corporate finance transactions and corporate partnering of certain of the Company's programs. In connection with the agreement, the Company paid a $50,000 retainer and issued to Vector a five-year non-redeemable warrant to acquire 12,166 shares of common stock at an exercise price of $6.37 per share, as adjusted and subject to further adjustment under certain circumstances.

In connection with its services as placement agent in the 1993 private placement of 2,750,000 shares of common stock, Vector was paid a fee of $1,096,800 and was issued a five-year non-redeemable warrant to purchase 274,200 shares of the Company's common stock at $9.375 per share. In connection with Vector's assistance in reaching the settlement with Alkermes (Note 5), this warrant was canceled and reissued as a new warrant to purchase 234,637 shares of the Company's common stock at $5.37 per share, as adjusted and subject to further adjustment, at any time through January 15, 2000. The value of this new warrant was computed utilizing the Black-Scholes option pricing model, and was recorded with the expense of the settlement with Alkermes in the accompanying statement of operations.

As consideration for its agreement to provide financial advisory services, as amended and extended in November 1994, Vector was paid a retainer of $50,000 and was issued a six-year non-redeemable warrant to purchase 38,293 shares of the Company's common stock at $4.57 per share, subject to adjustment under certain circumstances. Warrants to purchase 5,471 shares of the Company's common stock vested immediately, and warrants to purchase 16,411 shares of the Company's common stock vest upon the consummation of each strategic alliance when and as secured by Vector. In January 1995, in connection with an expansion of its financial advisory assistance to include additional programs, the Company paid a $20,000 retainer and issued to Vector a five-year non-redeemable warrant to acquire 50,000 shares of the Company's common stock at $3.00 per share. This warrant was exercised in February 1997. The Company may be required to make substantial additional payments for each strategic alliance secured by Vector. If a sale of the Company as presented by Vector is consummated, Vector may be entitled to receive a fee based on the aggregate consideration received by the Company.

NOTE 8 -- INCOME TAXES

The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of June 30, 1997, the Company had federal and California tax net operating loss carryforwards of approximately $27,969,000 and $4,333,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California franchise tax purposes and the fifty percent limitation on California loss carryforwards. The California tax loss carryforwards began expiring in 1997, while the federal carryforwards begin expiring in 2004. The Company also has federal and California research and development tax credit carryforwards totaling $828,000 and $261,000, respectively, which begin expiring in 2004.

Utilization of the net operating loss and tax credit carryforwards from the tax years ended on or before June 30, 1992 is subject to an annual limitation of approximately $1,500,000, due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. If there should be future changes of ownership, these annual limitations for utilization of net operating loss and tax credit carryforwards may become more restrictive. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change.

Significant components of the Company's deferred tax assets as of June 30, 1997 and June 30, 1996 are shown below. The valuation allowance related to deferred tax assets is $13,024,000 and $10,847,000 for the years ended June 30, 1997 and 1996, respectively. The increase in the valuation allowance for the year ended June 30, 1997 of $2,177,000 is primarily due to additional reserves required for new deferred tax assets.

Deferred tax assets:
                                                               June 30,
                                                          1997          1996
                                                   ----------------------------
     Net operating loss carryforwards              $   9,892,000  $   8,285,000
     Capital loss carryforwards                           23,000         23,000
     Research and development credits                  1,089,000        817,000
     Capitalized research and development costs        1,467,000      1,244,000
     Settlement with Alkermes, Inc.                      468,000        433,000
     Depreciation                                         41,000         24,000
     Other-net                                            44,000         21,000
                                                    ------------   ------------
     Net deferred tax assets                          13,024,000     10,847,000
                                                    ------------   ------------
                                                    ------------   ------------
     Valuation allowance for deferred tax assets     (13,024,000)   (10,847,000)
     Total deferred tax assets                      $         --   $         --
                                                    ------------   ------------
                                                    ------------   ------------

                          CORTEX PHARMACEUTICALS, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                            YEAR ENDED JUNE 30, 1997
                                  EXHIBIT INDEX

Exhibit                                                            Sequentially
Number         Description                                        Numbered Page
-------------------------------------------------------------------------------

 3.1      Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment of June 27, 1989, by Certificate of Designation filed April 29, 1991, by
          Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13,
          1991, by Certificate of Amendment of Certificate of
          Incorporation filed November 12, 1992, by Certificate of
          Amendment of Restated Certificate of Incorporation filed
          January 11, 1995, by Certificate of Designation filed
          December 8, 1995, by Certificate of Designation filed
          October 15, 1996, and by Certificate of Designation filed
          June 4, 1997, incorporated by reference to Exhibit 3.1 of
          the Company's Registration Statement on Form SB-2 filed
          June 18, 1997.                                                    --
 3.2      By-Laws of the Company, as adopted March 4, 1987, and
          amended through October 8, 1996, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB
          filed October 15, 1996.                                           --
 10.2     Consulting Agreement, dated October 30, 1987, between the
           Company and Carl W. Cotman, Ph.D. *                              --
 10.3     Consulting Agreement, dated as October 30, 1987, between the
          Company and Gary S. Lynch, Ph.D. *                                --
 10.8     1989 Incentive Stock Option, Nonqualified Stock Option and
          Stock Purchase Plan. *                                            --
 10.9     1989 Special Nonqualified Stock Option and Stock Purchase Plan. * --
 10.18    License Agreement, dated February 11, 1991 between the
          Company and Georgia Tech Research Corporation, incorporated by reference to Exhibit 10.18 of the Company's Amendment on
          Form 8 filed November 27, 1991 to the Company's Annual
          Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under
          Rule 24b-2 under the Securities Exchange Act of 1934).            --
 10.19    License Agreement dated March 27, 1991 between the Company and the Regents of the University of California,
          incorporated by reference to Exhibit 10.19 of the Company's Amendment on Form 8 filed November 27, 1991 to the Company's
          Annual Report on Form 10-K filed September 30, 1991.
          (Portions of this Exhibit are omitted and were filed
          separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 under the Securities
          Exchange Act of 1934).                                            --
 10.28    Amendment to 1989 Incentive Stock Option, Nonqualified Stock
          Option and Stock Purchase Plan adopted October 22, 1992, incorporated by reference to Exhibit 10.28 of the Company's
          Annual Report on Form 10-K filed September 16, 1992.              --
 10.31    License Agreement dated June 25, 1993 between the Company
          and the Regents of the University of California,
          incorporated by reference to the Company's Amendment of
          Annual Report on Form 10-KSB/A filed November 26, 1993.
          (Portions of this Exhibit are omitted and were filed
          separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment
          under Rule 24b-2 of the Securities Exchange Act of 1934).         --
 10.34    Warrant for the Purchase of shares of common stock dated
          July 23, 1993 issued to Vector Securities International,
          Inc., incorporated by reference to Exhibit 10.34 of the
          Company's Annual Report on Form 10-KSB filed
          October 13, 1993.                                                 --
 10.36    Amended and Restated Employment Agreement between the
          Company and D. Scott Hagen, dated September 1, 1993,
          incorporated by reference to Exhibit 10.36 of the Company's
          Annual Report on Form 10-KSB filed
          October 13, 1993.                                                 --

Exhibit                                                            Sequentially
Number    Description                                             Numbered Page
-------------------------------------------------------------------------------

 10.36.1  Amendment No. 1, dated January 1, 1995, to the Amended and
          Restated Employment Agreement between the Company and D.
          Scott Hagen, dated September 1, 1993, incorporated by
          reference to the same numbered Exhibit to the Company's
          Quarterly Report on Form 10-QSB filed April 28, 1995.             --
 10.41    Amendment to 1989 Incentive Stock Option, Nonqualified Stock
          Option and Stock Purchase Plan adopted December 13, 1993, incorporated by reference to Exhibit 4.9 of the Company's
          Registration Statement on Form S-8 filed January 28, 1994.        --
 10.42    Amendment to 1989 Special Nonqualified Stock Option and
          Stock Purchase Plan adopted December 13, 1993, incorporated by reference to Exhibit 4.8 of the Company's Registration
          Statement on Form S-8 filed January 28, 1994.                     --
 10.43 Amendment to Executive Stock Plan adopted December 13, 1993, incorporated by reference to Exhibit 4.7 of the Company's
          Registration Statement on Form S-8 filed January 28, 1994.        --
 10.44 Lease Agreement, dated January 31, 1994, for the Company's facilities in Irvine, California, incorporated by reference to Exhibit 10.44 of the Company's Quarterly Report on Form
          10-QSB filed May 16, 1994.                                        --
 10.45    Amendment to 1989 Incentive Stock Option, Nonqualified Stock
          Option and Stock Purchase Plan adopted December 15, 1994, incorporated by reference to Exhibit 4.10 of the Company's
          Registration Statement on Form S-8 filed February 8, 1995.        --
 10.46    Amendment to 1989 Special Nonqualified Stock Option and
          Stock Purchase Plan adopted December 1994, incorporated by reference to Exhibit 4.9 of the Company's Registration
          Statement on Form S-8 filed February 8, 1995.                     --
 10.47 Amendment to Executive Stock Plan adopted September 9, 1994, incorporated by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-KSB filed
          October 13, 1995.                                                 --
 10.48    Amendment to the Non-Employee Director Formula Grant Plan,
          adopted December 15, 1994, incorporated by reference to the same numbered  Exhibit to the Company's Annual Report on
          Form 10-KSB filed October 13, 1995 *                              --
 10.49    Settlement Agreement between the Company and Alkermes, Inc., dated October 5, 1995, incorporated by reference to the same numbered Exhibit to the Company's Annual Report on Form
          10-KSB filed October 13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's Application requesting confidential treatment under Rule 406 of the Securities
          Act of 1933).                                                     --
 10.50    Form of Subscription Agreement entered into with each
          purchaser of Series C Preferred Stock, incorporated by
          reference to Exhibit 4.1 of the Company's Current Report
          on Form 8-K filed December 22, 1995.                              --
 10.51    Warrant dated December 8, 1995, to purchase 106,195 shares issued to Swartz Investments, Inc., incorporated by
          reference to Exhibit 4.3 of the Company's Current Report on
          Form 8-K filed December 22, 1995.                                 --
 10.52    Registration Rights Agreement dated December 8, 1995,
          entered into with purchasers of Series C Preferred Stock and
          Swartz Investments, Inc., incorporated by reference to
          Exhibit 4.2 of the Company's Current Report on Form 8-K
          filed December 22, 1995.                                          --
 10.53    Warrant dated November 29, 1994, to purchase 35,000 shares issued to Vector Securities International, Inc.,
          incorporated by reference to the same numbered Exhibit  to the Company's Pre-Effective Amendment No. 1 to Post
          Effective Amendment No. 2 to Registration Statement on Form
          SB-2, No. 33-71894, filed January 26, 1996.                       --
 10.55    Warrant dated November 30, 1995, to purchase 210,000 shares issued to Vector Securities International, Inc.,
          incorporated by reference to the same numbered Exhibit  to the Company's Pre-Effective Amendment No. 1 to Post
          Effective Amendment No. 2 to Registration Statement on Form
          SB-2, No. 33-71894, filed January 26, 1996.                       --
 10.56    Employment Agreement dated May 15, 1996, between the Company and Vincent F. Simmon, Ph.D., incorporated by reference to the same numbered Exhibit to the  Company's Current Report
          on Form 8-K filed June 4, 1996.                                   --
 10.57    Amendment to 1989 Incentive Stock Option, Nonqualified Stock
          Option and Stock

          Purchase Plan adopted December 12, 1995, incorporated by reference to
          Exhibit 4.11

Exhibit                                                             Sequentially
Number    Description                                              Numbered Page
-------------------------------------------------------------------------------
          of the Company's Registration Statement on Form S-8 filed
          September 13, 1996.                                               --
 10.58    Amendment to 1989 Special Nonqualified Stock Option and
          Stock Purchase Plan adopted December 12, 1995, incorporated by reference to Exhibit 4.10 of the Company's Registration
          Statement on Form S-8 filed September 13, 1996.                   --
 10.59    Securities Subscription Agreement for Series D Preferred
          Stock dated October 15, 1996, between the Company and
          Ashline Ltd., incorporated by reference to the same numbered
          Exhibit to the Company's Quarterly Report on Form 10-QSB filed
          November 12, 1996.                                                --
 10.60    1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company's Quarterly Report on
          Form 10-QSB filed November 12, 1996.                              --
 10.61    Form of Subscription Agreement with each purchaser of Series
          A Preferred Stock, incorporated by reference to Exhibit
          10.61 to the Company's Registration Statement on Form SB-2
          filed June 18, 1997.
 10.62    Form of Warrant issued to each purchaser of Series A
          Preferred Stock, incorporated by reference to Exhibit 10.62 to the Company's Registration Statement on Form SB-2 filed
          June 18, 1997.
 10.63    Registration Rights Agreement with holder of Series A
          Preferred Stock dated June 5, 1997, incorporated by
          reference to Exhibit 10.63 to the Company's Registration
          Statement on Form SB-2 filed June 18, 1997
   21     Subsidiaries of the Registrant.                                   --
   23     Consent of Ernst & Young LLP, independent auditors.               --
   24     Power of Attorney (included on signature page).                   --
   27     Financial Data Schedule.                                          --


    * Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.