Form 10QSB
period 1997-09-30
CORTEX PHARMACEUTICALS INC/DE/
filed 1997-11-10
CIK 849636

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB



(Mark One)

   *   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 -----
       OF 1934 FOR THE QUARTERLY PERIOD ENDED     September 30, 1997
                                             ---------------------------


______  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
        _________________



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


            9,542,183 shares of Common Stock as of November 7, 1997

                         CORTEX PHARMACEUTICALS, INC.
                                     INDEX

                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements
          Balance Sheets-September 30, 1997 and June 30, 1997......        3

          Statements of Operations-Three months ended
          September 30, 1997 and 1996; and period from
          inception (February 10, 1987) through September 30, 1997.        4

          Statements of Cash Flows-Three months ended
          September 30, 1997 and 1996 and period from
          inception (February 10, 1987) through September 30, 1997.        5

          Notes to Financial Statements............................        7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations............        8

PART II. OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K.........................       11

SIGNATURES.........................................................       12

PART I.      FINANCIAL INFORMATION
Item 1.   Financial Statements


                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                                Balance Sheets

                                                           (Unaudited)            (Note)
                                                    September 30, 1997     June 30, 1997
----------------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                   $5,034,555      $7,568,803
 U.S. government securities-available for sale                1,001,857              --
 Other current assets                                            80,288          71,530
                                                             ----------      ----------
  Total current assets                                        6,116,700       7,640,333

Furniture, equipment and leasehold improvements, net            640,266         669,844
Other                                                            23,130          23,130
                                                             ----------      ----------
                                                             $6,780,096      $8,333,307
                                                             ==========      ==========

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                            $  253,165      $  501,603
 Accrued dividends                                               23,625          74,250
 Accrued wages, salaries and related expenses                    48,069          58,683
 Current obligations under capital leases                            --           1,499
                                                             ----------      ----------
  Total current liabilities                                     324,859         636,035

Note payable to Alkermes, Inc.                                1,106,708       1,092,265

Redeemable preferred stock:
 Series A convertible preferred stock, $0.001
  par value; $10,000 per share liquidation
  preference; shares authorized: 400; shares
  issued and outstanding: 387 (September 30, 1997)
  and 400 (June 30, 1997)                                     3,808,776       3,936,720

Stockholders' equity:
 9% cumulative convertible preferred stock, $0.001
  par value; $1.00 per share liquidation preference;
  shares authorized: 1,250,000; shares issued and
  outstanding: 35,000 (September 30, 1997) and
  110,000 (June 30, 1997)                                        35,000         110,000
 Series B convertible preferred stock, $0.001 par value;
  $0.6667 per share liquidation preference; shares
  authorized: 3,200,000; shares issued and
  outstanding: 150,000                                           86,810          86,810
 Common stock, $0.001 par value; shares authorized:
  20,000,000; shares issued and outstanding:
  9,466,565 (September 30, 1997) and 9,394,249
  (June 30, 1997)                                                 9,467           9,394
 Additional paid-in capital                                  34,898,318      34,643,526
 Unrealized loss on available for sale
  U.S. government securities                                       (994)             --

 Deficit accumulated during the development stage           (33,488,848)    (32,181,443)
                                                           ------------     -----------
  Total stockholders' equity                                  1,539,753       2,668,287
                                                           ------------     -----------
                                                           $  6,780,096     $ 8,333,307
                                                           ============     ===========

                 See accompanying notes.

Note: The balance sheet as of June 30, 1997 has been derived from the audited financial statements at that date.

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Operations
                                  (Unaudited)


                                                                                                   Period from
                                                           Three months ended                        inception
                                                              September 30,                (February 10, 1987)
                                                     --------------------------------    through September 30,
                                                             1997                1996                     1997
--------------------------------------------------------------------------------------------------------------
Revenues:
 Research and license revenue under an agreement
   with Alkermes, Inc.                               $         --       $          --             $  3,600,000
 Grant revenue                                                 --                  --                   94,717
                                                     ------------       -------------             ------------
   Total revenues                                              --                  --                3,694,717

Operating expenses:
  Research and development expenses                       947,737             793,547               23,293,133
  General and administrative expenses                     439,258             432,374               12,199,137
  Settlement with Alkermes, Inc.                               --                  --                1,227,977
                                                     ------------       -------------             ------------
    Total operating expenses                            1,386,995           1,225,921               36,720,247
                                                     ------------       -------------             ------------
Loss from operations                                   (1,386,995)         (1,225,921)             (33,025,530)
Interest income, net                                       79,590              34,393                1,568,521
                                                     ------------       -------------             ------------
Net loss                                             $ (1,307,405)      $  (1,191,528)            $(31,457,009)
                                                     ============       =============             ============
Weighted average common shares outstanding              9,397,510           7,557,700
                                                     ============       =============
Net loss per share                                   $      (0.14)      $       (0.16)
                                                     ============       =============



                            See accompanying notes.

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Cash Flows
                                  (Unaudited)

                                                                                                      Period from
                                                              Three months ended                        inception
                                                                 September 30,                (February 10, 1987)
                                                         ------------------------------     through September 30,
                                                                1997               1996                      1997
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                $(1,307,405)       $(1,191,528)             $(31,457,009)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                            48,103             53,350                 1,355,184
     Settlement with Alkermes, Inc.                               --                 --                 1,227,977
     Changes in operating assets/liabilities:
        Accounts payable and accrued expenses               (259,052)             1,828                   301,234
        Accrued interest on U.S. government securities        (1,499)                --                  (164,028)
       Other current assets                                   (8,758)           (29,508)                  (80,288)
       Interest receivable from former officer                    --                                      (19,274)
     Realized loss on sale of U.S. government securities          --                 --                    54,317
     Stock option compensation expense                            --                 --                   555,809
     Stock issued for services                                    --                 --                    28,750
     Reduction in note receivable from former
       officer-compensation expense                               --                 --                    22,600
     Other                                                    14,443             15,457                   114,697
                                                         -----------        -----------              ------------
 Net cash used in operating activities                    (1,514,168)        (1,150,401)              (28,060,031)
                                                         -----------        -----------              ------------
Cash flows from investing activities:
 U.S. government securities-available-for-sale-
   Purchases                                              (1,000,056)                --               (38,083,799)
   Proceeds from sales                                            --                 --                37,190,820
 Purchase of fixed assets                                    (18,525)            (4,086)               (1,966,926)
 Sale of fixed assets                                             --                 --                    10,988
 Decrease (increase) in-
   Other assets                                                   --                626                   (39,870)
   Note receivable from former officer                            --                 --                  (100,000)
                                                         -----------        -----------              ------------
 Net cash used in investing activities                    (1,018,581)            (3,460)               (2,988,787)
                                                         -----------        -----------              ------------

Cash flows from financing activities:
 Proceeds from issuance of preferred stock                        --                 --                14,150,595
 Proceeds from issuance of common stock                           --                424                21,922,418
 Proceeds from subordinated convertible note                      --                 --                   208,333
 Redemption of / dividends on preferred stock                     --                 --                  (174,000)
 Principal payments on capitalized leases                     (1,499)            (2,049)                  (23,973)
                                                         -----------        -----------              ------------
 Net cash provided by (used in) financing activities          (1,499)            (1,625)               36,083,373
                                                         -----------        -----------              ------------

Increase (decrease) in cash and cash equivalents          (2,534,248)        (1,155,486)                5,034,555
Cash and cash equivalents, beginning of period             7,568,803          4,091,550                        --
                                                         -----------        -----------              ------------
Cash and cash equivalents, end of period                 $ 5,034,555        $ 2,936,064              $  5,034,555
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

                                              (Continued ...)

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Cash Flows
                            (Unaudited, Continued)

                                                                                                          Period from
                                                                 Three months ended                         inception
                                                                    September 30,                 (February 10, 1987)
                                                           --------------------------------     through September 30,
                                                               1997                    1996                      1997
---------------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing
and financing activities:

 Accretion of preferred stock                              $     --               $      --               $   139,674

 Conversion of preferred stock to common stock              127,943                 214,993                10,353,428

 Capital lease obligation incurred to lease equipment            --                      --                    23,973


               See accompanying notes.

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)


Notes to Financial Statements
Period from inception (February 10, 1987) through September 30, 1997
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-
B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB.

Note 2 - Development Stage Enterprise

From inception (February 10, 1987) through September 30, 1997, the Company has generated only modest operating revenues and has incurred losses aggregating $31,457,009. As of September 30, 1997, the Company had working capital of $5,791,841. This amount is expected to enable the Company to maintain its planned operations through calendar 1998. Continued operation beyond that time will require additional capital. Over the longer term, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities and achieving a level of revenues adequate to support the Company's cost structure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operation


The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operation" presented in the Company's 1997 Annual Report on Form 10-KSB.

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

Results of Operations

From inception (February 10, 1987) through September 30, 1997, the Company's revenue has consisted of (i) $3,600,000 of license fees and research and development funding under an earlier agreement with Alkermes, Inc. ("Alkermes"),
(ii) net interest income aggregating $1,569,000, and (iii) $95,000 of grant revenue.

From inception (February 10, 1987) through September 30, 1997, the Company has sustained losses aggregating $31,457,000. Continuing losses are anticipated over the next several years, as the Company's ongoing operating expenses for preclinical research and early clinical development will only be offset, if at all, by licensing revenues under planned strategic alliances with larger pharmaceutical companies that the Company is seeking for the later stages of clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under these planned strategic alliances, if and as entered into, is likely to significantly affect the Company's operations, and to produce substantial period-to-period fluctuation in reported financial results. Over the longer term, the Company will be dependent upon successful commercial development of its products by its prospective partners to attain profitable operations from product royalties or other revenues based on product sales.

The net loss for the three-month period ended September 30, 1997 of $1,307,000 compares with a net loss of $1,192,000 for the corresponding prior year period. Costs related to the commencement of Phase I/IIa human clinical testing of Ampalex(TM) were responsible for most of the current year increase.

Research and development expenses increased from $794,000 to $948,000, or by $154,000 (19%), during the three-month period ended September 30, 1997 compared to the corresponding prior year period. The increase was principally due to higher outlays for clinical trials expenses and additions to the complement of scientific employees, partially offset by lower spending for sponsored research, technology payments and patent expenses.

General and administrative expenses of $439,000 for the three-month period ended September 30, 1997 were materially consistent with those for the corresponding prior year period.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Plan of Operations; Liquidity and Capital Resources

Cortex has funded its organizational and research and development activities primarily from the issuance of equity securities, with net proceeds from inception (February 10, 1987) through September 30, 1997 aggregating $36 million. An additional $3.6 million in research and license payments was received from Alkermes between January 1992 and June 1993 in connection with a development and license agreement with that firm. Interest income from inception through September 30, 1997 was $1.8 million.

A private placement of Series A Preferred Stock in June 1997 included the issuance of special purchase rights that, under certain circumstances, allow the investors to purchase additional shares of common stock at the conversion price in effect at the time of conversion of the Series A Preferred. These rights are only exercisable at the time of such conversion and expire to the extent they are not utilized. If fully exercised, of which there can be no assurance, the special purchase rights would provide approximately $3.9 million of additional working capital.

As of September 30, 1997, Cortex had outstanding 35,000 shares of 9% cumulative convertible preferred stock, which accrue cumulative semi-annual dividends at an annual rate of $0.09 per share. To conserve capital for operations, the Company has not distributed the dividends that have accrued from June 15, 1990. Accrued and unpaid dividends as of September 30, 1997 were $23,625.

The Company leases approximately 30,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 1999, with an additional five-year option at 95% of the then fair market rental rate. The commitments under the lease agreement for the years ending June 30, 1998 and 1999 are $243,000 and $229,000, respectively. From inception (February 10, 1987) through September 30, 1997, net expenditures for furniture, equipment and leasehold improvements aggregated $2 million.

In connection with the settlement of a license dispute with Alkermes, the Company issued to Alkermes a $1,000,000 three-year promissory note accruing interest semi-annually at the then federal funds rate. The Company also agreed to pay Alkermes a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations.

Over the next twelve months, the Company plans to conduct additional preclinical and Phase I/II clinical studies on its Ampakine compounds. These planned research and development activities involve a twelve-month expenditure of approximately $1.3 million. Significant investments in plant or equipment or substantial changes to staffing levels are not contemplated under current spending plans for the upcoming year. As of September 30, 1997, Cortex had 20 full-time employees.

Cortex anticipates that its existing cash, cash equivalents and short-term investments of $6 million as of September 30, 1997 will be sufficient to satisfy its capital requirements through calendar 1998 under current spending plans.

Over the longer term, the Company will require substantial additional funds to maintain and expand its research and development activities and to ultimately commercialize, with or without the assistance of corporate partners, any of its proposed products. The Company is seeking collaborative or other arrangements with larger pharmaceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. However, the competition for such arrangements with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to satisfy their funding requirements through such arrangements. Although the Company is presently engaged in discussions with a number of candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short- or long-term funding requirements. Additional equity or debt financings will be required, and there can be no assurance that funds will be available from such financings on favorable terms, or at all. If additional funds are raised by issuing equity securities, and dependent on the nature and timing of such issuances, dilution to then existing stockholders is likely to result.

The Company's proposed products are in the preclinical or early clinical stage of development and will require significant further research, development, clinical testing and regulatory clearances. They are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that any or all of the proposed products will be found to be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances, that the proposed products, although effective, will be uneconomical to market, that third parties may now or in the future hold proprietary rights that preclude the Company from marketing them or that third parties will market a superior or equivalent product. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products or applications. Further, due to the extended testing and regulatory review process required before marketing clearances can be obtained, the Company does not expect to be able to commercialize any therapeutic drug for at least five years, either directly or through its corporate partners or licenses. There can be no assurance that the Company's proposed products will prove to be safe or effective or receive regulatory approvals that are required for commercial sale.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits



      Exhibit
      Number     Description
      ---------------------------------------------------------------------

        27       Financial Data Schedule



     (b)  Reports on Form 8-K


          No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CORTEX PHARMACEUTICALS, INC.



  November 10, 1997           By: /s/ D. Scott Hagen
                                  --------------------------------------------
                                  D. Scott Hagen
                                  Vice President and Chief Financial Officer;
                                  Corporate Secretary
                                  (Principal Financial and Accounting Officer)