Form 10QSB
period 1997-12-31
CORTEX PHARMACEUTICALS INC/DE/
filed 1998-02-17
CIK 849636

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 1997
                                            -----------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________


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


                                NOT APPLICABLE
                                --------------
             (Former name, former address and former fiscal year,
                          if changed since last year)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]   NO  [_]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


           9,573,067 shares of Common Stock as of February 13, 1998

                         CORTEX PHARMACEUTICALS, INC.
                                     INDEX

                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

              Balance Sheets -- December 31, 1997 and June 30, 1997........  3

              Statements of Operations -- Three months ended December 31,
              1997 and 1996; six months ended December 31, 1997 and 1996;
              and period from inception (February 10, 1987) through
              December 31, 1997............................................  4

              Statements of Cash Flows  -- Six months ended December 31,
              1997 and 1996; and period from inception (February 10, 1987)
              through December 31, 1997....................................  5

              Notes to Financial Statements................................  7


  Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations;
              Plan of Operation............................................  8

PART II.  OTHER INFORMATION

  Item 3.  Defaults upon Senior Securities................................. 11

  Item 4.  Submission of Matters to a Vote of Security Holders............. 11

  Item 6.  Exhibits and Reports on Form 8-K................................ 12

SIGNATURES................................................................. 13

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                                Balance Sheets


                                                           (Unaudited)           (Note)
                                                     December 31, 1997    June 30, 1997
---------------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                $  2,937,748     $  7,568,803
 U.S. government securities -- available for sale            1,772,218               --
 Other current assets                                           82,869           71,530
                                                          ------------     ------------
     Total current assets                                    4,792,835        7,640,333

Furniture, equipment and leasehold improvements, net           678,878          669,844
Other                                                           23,130           23,130
                                                          ------------     ------------
                                                          $  5,494,843     $  8,333,307
                                                          ============     ============
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                         $    271,645     $    501,603
 Accrued dividends                                              25,200           74,250
 Accrued wages, salaries and related expenses                   47,432           58,683
 Current portion of note payable to Alkermes, Inc.             200,000               --
 Current obligations under capital leases                           --            1,499
                                                          ------------     ------------
     Total current liabilities                                 544,277          636,035

Note payable to Alkermes, Inc.                                 921,853        1,092,265

Redeemable preferred stock:
 Series A convertible preferred stock, $0.001
  par value; $10,000 per share liquidation
  preference; shares authorized: 400; shares
  issued and outstanding: 365 (December 31, 1997)
  and 400 (June 30, 1997)                                    3,592,257        3,936,720

Stockholders' equity:
 9% cumulative convertible preferred stock, $0.001
  par value; $1.00 per share liquidation preference;
  shares authorized: 1,250,000; shares issued and
  outstanding: 35,000 (December 31, 1997) and
  110,000 (June 30, 1997)                                       35,000          110,000
 Series B convertible preferred stock, $0.001 par value;
  $0.6667 per share liquidation preference; shares
  authorized: 3,200,000; shares issued and
  outstanding: 150,000                                          86,810           86,810
 Common stock, $0.001 par value; shares authorized:
  20,000,000; shares issued and outstanding:
  9,573,067 (December 31, 1997) and 9,394,249
  (June 30, 1997)                                                9,573            9,394
 Additional paid-in capital                                 35,113,156       34,643,526
 Unrealized gain on available for
  sale U.S. government securities                                  941               --
 Deficit accumulated during the development stage          (34,809,024)     (32,181,443)
                                                          ------------     ------------
     Total stockholders' equity                                436,456        2,668,287
                                                          ------------     ------------
                                                          $  5,494,843     $  8,333,307
                                                          ============     ============

               See accompanying notes.

Note: The balance sheet as of June 30, 1997 has been derived from the audited financial statements at that date.

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Operations
                                  (Unaudited)


                                                                                                   Period from
                                                                                                     inception
                                         Three months ended             Six months ended         (February 10,
                                            December 31,                  December 31,           1987) through
                                     --------------------------    --------------------------     December 31,
                                            1997           1996           1997           1996             1997
--------------------------------------------------------------------------------------------------------------
Revenues:
 Research and license revenue        $    50,000    $        --    $    50,000    $        --     $  3,650,000
  Grant revenue                               --             --             --             --           94,717
                                     -----------    -----------    -----------    -----------     ------------
   Total revenues                         50,000             --         50,000             --        3,744,717

Operating expenses:
 Research and development              1,024,832        868,926      1,972,569      1,662,473       24,317,965
 General and administrative              405,878        471,731        845,136        904,105       12,605,015
 Settlement with Alkermes, Inc.               --             --             --             --        1,227,977
                                     -----------    -----------    -----------    -----------     ------------
   Total operating expenses            1,430,710      1,340,657      2,817,705      2,566,578       38,150,957
                                     -----------    -----------    -----------    -----------     ------------
Loss from operations                  (1,380,710)    (1,340,657)    (2,767,705)    (2,566,578)     (34,406,240)
Interest income, net                      60,534         29,685        140,124         64,078        1,629,055
                                     -----------    -----------    -----------    -----------     ------------
Net loss before preferred
 stock accretion and
 dividends                           $(1,320,176)   $(1,310,972)   $(2,627,581)   $(2,502,500)    $(32,777,185)
                                     -----------    -----------    -----------    -----------     ------------

Preferred stock accretion
 and dividends:
 Accretion of and dividends
  on 9% Cumulative Convertible
  Preferred Stock                          1,575          4,950          1,575          4,950          606,349
 Imputed dividends for Series D
  Convertible Preferred Stock                 --        221,137             --        221,137          879,672
 Imputed dividends for Series A
  Convertible Preferred Stock                 --             --             --             --        1,012,493
                                     -----------    -----------    -----------    -----------     ------------
Net loss applicable to common
 Stock                               $(1,321,751)   $(1,537,059)   $(2,629,156)   $(2,728,587)    $(35,275,699)
                                     ===========    ===========    ===========    ===========     ============
Weighted average common
 shares outstanding                    9,537,180      7,749,664      9,467,345      7,563,682
                                     ===========    ===========    ===========    ===========
Net loss per share                   $     (0.14)   $     (0.20)   $     (0.28)   $     (0.36)
                                     ===========    ===========    ===========    ===========


                   See accompanying notes.

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Cash Flows
                                   (Unaudited)

                                                                                                 Period from
                                                                                                   inception
                                                                       Six months ended        (February 10,
                                                                         December 31,          1987) through
                                                                  --------------------------    December 31,
                                                                         1997           1996            1997
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                         $(2,627,581)   $(2,502,500)   $(32,777,185)
 Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                    96,602        101,993       1,403,683
      Settlement with Alkermes, Inc.                                       --             --       1,227,977
      Changes in operating assets/liabilities:
       Accounts payable and accrued expenses                         (241,209)        59,813         319,077
       Accrued interest on U.S. government securities                 (30,238)        (9,335)       (192,767)
       Other current assets                                           (11,339)       (30,910)        (82,869)
       Interest receivable from former officer                             --             --         (19,274)
      Realized loss on sale of U.S. government securities                  --             --          54,317
      Stock option compensation expense                                    --             --         555,809
      Stock issued for services                                            --             --          28,750
      Reduction in note receivable from former
       officer -- compensation expense                                     --             --          22,600
      Changes in other assets and other long term liabilities          29,588         27,561         129,842
                                                                  -----------    -----------    ------------
 Net cash used in operating activities                             (2,784,177)    (2,353,378)    (29,330,040)
                                                                  -----------    -----------    ------------
Cash flows from investing activities:

 U.S. government securities--available-for-sale--
   Purchases                                                       (1,739,743)      (937,327)    (38,823,486)
   Proceeds from sales                                                     --             --      37,190,820
 Purchase of fixed assets                                            (105,636)        (4,086)     (2,054,037)
 Sale of fixed assets                                                      --             --          10,988
 Decrease (increase) in--
   Other assets                                                            --          3,212         (39,870)
   Note receivable from former officer                                     --             --        (100,000)
                                                                  -----------    -----------    ------------
 Net cash used in investing activities                             (1,845,379)      (938,201)     (3,815,585)
                                                                  -----------    -----------    ------------
Cash flows from financing activities:

 Proceeds from issuance of 9% preferred stock                              --             --       1,076,588
 Redemption of 9% preferred stock                                          --             --         (63,750)
 Payment of 9% preferred stock dividends                                   --             --        (110,250)
 Proceeds from issuance of Series B
   convertible preferred stock                                             --             --       1,841,108
 Proceeds from issuance of Series C
   convertible preferred stock                                             --             --       3,576,543
 Proceeds from issuance of Series D
   convertible preferred stock                                             --        923,130       3,719,636
 Proceeds from issuance of Series A
   convertible preferred stock                                             --             --       3,936,720
 Proceeds from issuance of common stock                                               58,929      21,922,418
 Proceeds from subordinated convertible note                               --             --         208,333
 Principal payments on capitalized leases                              (1,499)        (4,148)        (23,973)
                                                                  -----------    -----------    ------------
 Net cash provided by (used in) financing activities                   (1,499)       977,911      36,083,373
                                                                  -----------    -----------    ------------

Increase (decrease) in cash and cash equivalents                   (4,631,055)    (2,313,668)      2,937,748

Cash and cash equivalents, beginning of period                      7,568,803      4,091,550              --
                                                                  -----------    -----------    ------------
Cash and cash equivalents, end of period                          $ 2,937,748    $ 1,777,882    $  2,937,748
                                                                  ===========    ===========    ============

               See accompanying notes.                          (Continued ...)

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Cash Flows
                            (Unaudited, Continued)

                                                                                       Period from
                                                                                         inception
                                                           Six months ended          (February 10,
                                                             December 31,            1987) through
                                                        ----------------------        December 31,
                                                            1997          1996                1997
--------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing
and financing activities:

 Accretion of 9% preferred stock                        $     --      $     --          $  139,674

 Conversion of 9% preferred stock to common stock        125,625            --           1,437,311

 Conversion of Series B preferred stock
   to common stock                                            --            --           1,754,273

 Conversion of Series C preferred stock
   to common stock                                            --       537,483           3,439,890

 Conversion of Series D preferred stock
   to common stock                                            --            --           3,719,636

 Conversion of Series A preferred stock
   to common stock                                       344,462            --             344,462

 Capital lease obligation incurred to lease equipment         --            --              23,973


                            See accompanying notes.

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)

Notes to Financial Statements
Period from Inception (February 10, 1987) through December 31, 1997
(Unaudited)

Note 1 -- Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-
B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB. Certain previously reported amounts have been reclassified to conform with the June 30, 1997 and December 31, 1997 presentation.

Note 2 -- Development Stage Enterprise

From inception (February 10, 1987) through December 31, 1997, the Company has generated only modest operating revenues and has incurred losses aggregating $32,777,185. As of December 31, 1997, the Company had working capital of $4,248,558, which will enable the Company to maintain its planned operations through calendar 1998. Over the longer term, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenues adequate to support the Company's cost structure.

Note 3 -- Net Loss per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All net loss per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

Note 4 -- Subsequent Event

In connection with the settlement of a license dispute, in October 1995 the Company issued to Alkermes, Inc. a $1,000,000 three-year promissory note accruing interest semi-annually at the federal funds rate. Subsequent to December 31, 1997, the terms of the note were restructured. The new terms include a principal payment of $200,000 upon signing of the restructuring agreement, with the balance of the note and accrued interest due October 5, 1999 or upon consummation of a corporate partnership between Cortex and a larger pharmaceutical company, whichever is earlier. In connection with the restructuring, the Company agreed to issue to Alkermes a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $1.547 per share, representing the average of the high and low sale prices of Cortex common stock as of the date of the restructuring.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Company's 1997 Annual Report on Form 10-KSB.

Introductory Note

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements relate to (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of the Company's proposed products and (iv) the need for, and availability of, additional financing.

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

Results of Operations

From inception (February 10, 1987) through December 31, 1997, the Company's revenue has consisted of (i) $3,650,000 of license fees and research and development funding, (ii) net interest income aggregating $1,629,055, and (iii) $94,717 of grant revenue.

From inception (February 10, 1987) through December 31, 1997, the Company has sustained losses aggregating $32,777,185. Continuing losses are anticipated over the next several years, as the Company's ongoing operating expenses for preclinical research and early clinical development will only be offset, if at all, by license fees, milestone payments, research support payments and/or other revenues under planned strategic alliances that the Company is seeking with larger pharmaceutical companies for the later stages of clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under these planned strategic alliances, if and as entered into, is likely to significantly affect the Company's operations and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will be dependent upon successful commercial development of its products by its prospective partners to attain profitable operations from product royalties or other revenues based on product sales.

The net loss for the three-month period ended December 31, 1997 of $1,320,176 compares with a net loss of $1,310,972 for the corresponding prior year period. The net loss for the six-month period ended December 31, 1997 was $2,627,581, compared to a net loss of $2,502,500 for the corresponding prior year period. Higher levels of research and development spending were responsible for the increases in the current year periods.

Research and development expenses increased from $868,926 to $1,024,832 during the three-month period ended December 31, 1997 compared to the corresponding prior year period. Most of this increase represents an increase in technology access payments, partially offset by a decline in sponsored research. During the six-month period ended December 31, 1997, research and development expenses increased from $1,662,473 to $1,972,569 compared to the corresponding prior year period. Costs related to Phase I/IIa human clinical testing (in the United States) produced most of this increase, along with technology access payments and salary expenses resulting from additions to the scientific employee complement. A decrease in external research partially offset these increases.

General and administrative expenses decreased from $471,731 to $405,878 during the three-month period ended December 31, 1997 compared to the corresponding prior year period. Most of this decrease represents lower salary expenses due to a decrease in administrative employees. For the six-month period ended December 31, 1997, general and administrative expenses decreased to $845,136 compared to $904,105 recorded for the prior year period, for the same reason.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date. The Company does not anticipate that the year 2000 problem will materially impact its operations.

Plan of Operation; Liquidity and Capital Resources

Cortex has funded its organizational and research and development activities primarily from the issuance of equity securities, with net proceeds from such issuances from inception (February 10, 1987) through December 31, 1997 aggregating $36 million. An additional $3.6 million in research and license payments was received from Alkermes, Inc. in 1992 and 1993 in connection with a development and license agreement with that firm. Net interest income from inception through December 31, 1997 was $1.6 million.

A private placement of Series A Preferred Stock in June 1997 included the issuance of special purchase rights that, under certain circumstances, allow the investors to purchase additional shares of common stock at the conversion price in effect at the time of conversion of the Series A Preferred. These rights are only exercisable at the time of such conversion and expire to the extent they are not utilized. If fully exercised, of which there can be no assurance, the special purchase rights may provide approximately $3.6 million of additional working capital.

As of December 31, 1997, Cortex had outstanding 35,000 shares of 9% cumulative convertible preferred stock, which accrue cumulative dividends semi-annually at an annual rate of $0.09 per share. To conserve capital for operations, the Company has elected not to distribute the dividends that have accrued from June 15, 1990. Accrued and unpaid dividends as of December 31, 1997 were $25,200.

The Company leases approximately 30,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 1999, with an additional five-year option at 95% of the then fair market rental rate. The commitments under the lease agreement for the years ending June 30, 1998 and 1999 are $234,000 and $220,000, respectively.

In connection with the settlement of a license dispute, in October 1995 the Company issued to Alkermes, Inc. a $1,000,000 three-year promissory note accruing interest semi-annually at the then federal funds rate. The Company also agreed to pay Alkermes a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations. Subsequent to December 31, 1997, the terms of the note were restructured to include a principal payment of $200,000 upon signing of the new agreement. The balance of the note and accrued interest are payable in October 1999, or upon the consummation of a corporate partnership between Cortex and a larger pharmaceutical company, whichever is earlier.

As of December 31, 1997, the Company had cash, cash equivalents and short-term investments totaling $4.7 million and working capital of $4.2 million. In comparison, as of June 30, 1997, the Company had cash, cash equivalents and short-term investments totaling $7.6 million and working capital of $7.0 million. The decrease represents amounts required to fund operating losses and purchase capital equipment. From inception (February 10, 1987) through December 31, 1997, net expenditures for furniture, equipment and leasehold improvements aggregated $2.1 million.

Over the next twelve months, the Company plans to conduct additional preclinical and Phase I/II clinical studies on its AMPAKINE(TM) compounds. These planned research and development activities involve a twelve-month expenditure of approximately $750,000. Significant investments in plant or equipment or substantial changes to staffing levels are not contemplated under current spending plans for the next twelve months. As of December 31, 1997, Cortex had 21 full-time employees.

Cortex anticipates that its existing cash, cash equivalents and short-term investments, combined with a modest amount of anticipated interest income, will be sufficient to satisfy its capital requirements through calendar 1998 under current spending plans. Additional funds will be required to continue operations beyond that time.

In order to provide resources for both its short and long-term spending requirements, the Company is presently seeking collaborative or other arrangements with larger pharmaceutical companies, under which it is intended that such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. However, competition for such arrangements is intense, with a large number of biopharmaceutical companies attempting to secure alliances with more established pharmaceutical companies. Although the Company is engaged in discussions with a number of candidate companies, there can be no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short- or long-term funding requirements. Additional equity or debt financings will be required, and there can be no assurance that funds will be available from such financings on favorable terms, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

The Company's proposed products are in the preclinical or early clinical stage of development and will require significant further research, development, clinical testing and regulatory clearances. They are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that any or all of the proposed products will be found to be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances, that the proposed products, although effective, will be uneconomical to market, that third parties may now or in the future hold proprietary rights that preclude the Company from marketing them or that third parties will market a superior or equivalent product. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products or applications. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the Company does not expect to be able to commercialize any therapeutic drug for at least five years, either directly or through its prospective corporate partners or licensees. There can be no assurance that the Company's proposed products will prove to be safe or effective or receive regulatory approvals that are required for commercial sale.

PART II.  OTHER INFORMATION

Item 3.  Defaults upon Senior Securities

The Board of Directors of the Company elected not to distribute the semi-annual dividends that have accrued subsequent to December 15, 1989 on the Company's 9% cumulative convertible preferred stock, in order to conserve capital for operations. As of December 31, 1997, accrued and unpaid dividends on the 9% cumulative convertible preferred stock were $25,200.

Item 4.  Submission of Matters to a Vote of Security Holders

On December 11, 1997, the Company held its Annual Meeting of Stockholders, with stockholders holding 8,474,972 shares of common stock (representing 89% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. Robert F. Allnutt, Charles J. Casamento, Carl W. Cotman, Ph.D., Michael G. Grey, Harvey S. Sadow, Ph.D., Vincent F. Simmon, Ph.D. and Davis L. Temple, Jr., Ph.D. were listed as management's nominees in the Proxy Statement and were elected as directors at the meeting. The votes for each nominee were as follows:

                                     Number of        Number of        Votes
    Name                         Affirmative Votes  Negative Votes   Withheld
    ----                         -----------------  --------------   --------
    Robert F. Allnutt                    8,368,523               -    106,449
    Charles J. Casamento                 8,368,483               -    106,489
    Carl W. Cotman, Ph.D.                8,367,733               -    107,239
    Michael G. Grey                      8,368,633               -    106,339
    Harvey S. Sadow, Ph.D.               8,367,423               -    107,549
    Vincent F. Simmon, Ph.D.             8,367,583               -    107,389
    Davis L. Temple, Jr., Ph.D.          8,367,583               -    107,389

At the meeting, the Company also sought the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 1998. This proposal was approved by 8,406,643 affirmative votes. There were 27,635 negative votes and 40,694 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit
     Number      Description
     ----------------------------------------------------------------------
        27       Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1997.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CORTEX PHARMACEUTICALS, INC.



     February 17, 1998        By:  /s/ D. Scott Hagen
                                   --------------------------------------------
                                   D. Scott Hagen
                                   Vice President and Chief Financial Officer;
                                   Corporate Secretary
                                   (Principal Financial and Accounting Officer)