Form 10QSB
period 1998-03-31
CORTEX PHARMACEUTICALS INC/DE/
filed 1998-05-13
CIK 849636

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[*] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1998
                                             --------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO
      ____________________


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

                                (949) 727-3157
                          (Issuer's telephone number)

                                NOT APPLICABLE
                      ----------------------------------
                (Former name, former address and former fiscal year,
                          if changed since last year)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
YES  [*]    NO [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             10,021,041 shares of Common Stock as of May 11, 1998

                         CORTEX PHARMACEUTICALS, INC.
                                     INDEX

                                                                                   Page Number
                                                                                   -----------
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

               Balance Sheets -- March 31, 1998 and June 30, 1997.........................  3

               Statements of Operations -- Three months ended
               March 31, 1998 and 1997; nine months ended March 31,
               1998 and 1997; and period from inception (February 10, 1987)
               through March 31, 1998.....................................................  4

               Statements of Cash Flows -- Nine months ended
               March 31, 1998 and 1997; and period from inception
               (February 10, 1987) through March 31, 1998.................................  5

               Notes to Financial Statements..............................................  7

  Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations;
               Plan of Operation..........................................................  8

PART II.   OTHER INFORMATION

  Item 3.  Defaults upon Senior Securities................................................ 11

  Item 6.  Exhibits and Reports on Form 8-K............................................... 12

SIGNATURES................................................................................ 13

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                                Balance Sheets



                                                          (Unaudited)           (Note)
                                                        March 31, 1998    June 30, 1997
---------------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                              $  2,490,829     $  7,568,803
 U.S. government securities -- available for sale            746,775               --
 Other current assets                                         88,901           71,530
                                                        ------------     ------------
  Total current assets                                     3,326,505        7,640,333

Furniture, equipment and leasehold improvements, net         701,458          669,844
Other                                                         23,130           23,130
                                                        ------------     ------------
                                                        $  4,051,093     $  8,333,307
                                                        ============     ============
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                       $    423,766     $    501,603
 Accrued dividends                                            25,200           74,250
 Accrued wages, salaries and related expenses                 62,608           58,683
 Current obligations under capital leases                         --            1,499
                                                        ------------     ------------
  Total current liabilities                                  511,574          636,035

Note payable to Alkermes, Inc.                               935,508        1,092,265

Redeemable preferred stock:
 Series A convertible preferred stock, $0.001
  par value; $10,000 per share liquidation
  preference; shares authorized: 400; shares
  issued and outstanding: 365 (March 31, 1998)
  and 400 (June 30, 1997)                                  3,592,257        3,936,720

Stockholders' equity:
 9% cumulative convertible preferred stock, $0.001
  par value; $1.00 per share liquidation preference;
  shares authorized: 1,250,000; shares issued and
  outstanding: 35,000 (March 31, 1998) and
  110,000 (June 30, 1997)                                     35,000          110,000
 Series B convertible preferred stock, $0.001 par value;
   $0.6667 per share liquidation preference; shares
   authorized: 3,200,000; shares issued and
   outstanding: 150,000                                       86,810           86,810
 Common stock, $0.001 par value; shares authorized:
   20,000,000; shares issued and outstanding:
   9,573,067 (March 31, 1998) and 9,394,249
   (June 30, 1997)                                             9,573            9,394

 Additional paid-in capital                               35,146,634       34,643,526
 Unrealized gain on available for
   sale U.S. government securities                               915               --
 Deficit accumulated during the development stage        (36,267,178)     (32,181,443)
                                                        ------------     ------------
    Total stockholders' equity                              (988,246)       2,668,287
                                                        ------------     ------------
                                                        $  4,051,093     $  8,333,307
                                                        ============     ============

               See accompanying notes.

Note: The balance sheet as of June 30, 1997 has been derived from the audited financial statements at that date.

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Operations
                                  (Unaudited)


                                                                                                  Period from
                                                                                                   inception
                                       Three months ended                Nine months ended       (February 10,
                                            March 31,                         March 31,          1987) through
                                     --------------------------    --------------------------      March 31,
                                        1998             1997          1998           1997           1998
-------------------------------------------------------------------------------------------------------------
Revenues:
 Research and license revenue        $    80,000    $        --    $   130,000    $        --    $  3,730,000
 Grant revenue                                --             --             --             --          94,717
                                     -----------    -----------    -----------    -----------    ------------
  Total revenues                          80,000             --        130,000             --       3,824,717
Operating expenses:
 Research and development              1,182,507        827,111      3,155,076      2,489,584      25,500,472
 General and administrative              395,431        366,635      1,240,567      1,270,740      13,000,446
 Settlement with Alkermes, Inc.               --             --             --             --       1,227,977
                                     -----------    -----------    -----------    -----------    ------------
  Total operating expenses             1,577,938      1,193,746      4,395,643      3,760,324      39,728,895
                                     -----------    -----------    -----------    -----------    ------------
Loss from operations                  (1,497,938)    (1,193,746)    (4,265,643)    (3,760,324)    (35,904,178)
Interest income, net                      39,784         42,126        179,908        106,204       1,668,839
                                     -----------    -----------    -----------    -----------    ------------
Net loss before preferred
 stock accretion and
 dividends                           $(1,458,154)   $(1,151,620)   $(4,085,735)   $(3,654,120)   $(34,235,339)
                                     -----------    -----------    -----------    -----------    ------------
Preferred stock accretion
 and dividends:
 Accretion of and dividends
  on 9% Cumulative Convertible
  Preferred Stock                             --             --          1,575          4,950         606,349
 Imputed dividends for Series D
  Convertible Preferred Stock                 --        658,535             --        879,672         879,672
 Imputed dividends for Series A
  Convertible Preferred Stock                 --             --             --             --       1,012,493
                                     -----------    -----------    -----------    -----------    ------------
Net loss applicable to common
 Stock                               $(1,458,154)   $(1,810,155)   $(4,087,310)   $(4,538,742)   $(36,733,853)
                                     ===========    ===========    ===========    ===========    ============

Weighted average common
 shares outstanding                    9,573,067      8,402,320      9,495,196      7,899,585
                                     ===========    ===========    ===========    ===========
Net loss per share                   $     (0.15)   $     (0.22)   $     (0.43)   $     (0.57)
                                     ===========    ===========    ===========    ===========

                                     See accompanying notes.

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Cash Flows
                                  (Unaudited)



                                                                                                  Period from
                                                                                                   inception
                                                                                                  (February 10,
                                                                      Nine months ended               1987)
                                                                          March 31,                  through
                                                                  --------------------------        March 31,
                                                                     1998             1997            1998
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                         $(4,085,735)   $(3,654,120)   $(34,235,339)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                    148,353        150,090       1,455,434
     Settlement with Alkermes, Inc.                                        --             --       1,227,977
     Changes in operating assets/liabilities:
       Accounts payable and accrued expenses                          (73,912)        87,927         486,374
       Accrued interest on U.S. government securities                  (4,921)       (11,822)       (167,450)
       Other current assets                                           (17,371)        15,897         (88,901)
       Interest receivable from former officer                             --             --         (19,274)
     Realized loss on sale of U.S. government securities                   --             --          54,317
     Stock option compensation expense                                     --             --         555,809
     Stock issued for services                                             --             --          28,750
     Reduction in note receivable from former
       officer -- compensation expense                                     --             --          22,600
     Changes in other assets and other long term liabilities           76,721         40,694         176,975
                                                                  -----------    -----------    ------------
 Net cash used in operating activities                             (3,956,865)    (3,371,334)    (30,502,728)
                                                                  -----------    -----------    ------------

Cash flows from investing activities:
 U.S. government securities -- available for sale:
   Purchases                                                       (2,239,643)      (937,327)    (39,323,386)
   Proceeds from sales                                              1,500,000        950,000      38,690,820
 Purchase of fixed assets                                            (179,967)       (23,065)     (2,128,368)
 Sale of fixed assets                                                      --             --          10,988
 Decrease (increase) in:
   Other assets                                                            --          3,212         (39,870)
   Note receivable from former officer                                     --             --        (100,000)
                                                                   ----------      ---------     -----------
 Net cash used in investing activities                               (919,610)        (7,180)     (2,889,816)
                                                                   ----------      ---------      ----------
Cash flows from financing activities:
 Proceeds from issuance of 9% preferred stock                              --             --       1,076,588
 Redemption of 9% preferred stock                                          --             --         (63,750)
 Payment of 9% preferred stock dividends                                   --             --        (110,250)
 Proceeds from issuance of Series B
   convertible preferred stock                                             --             --       1,841,108
 Proceeds from issuance of Series C
  convertible preferred stock                                              --             --       3,576,543
 Proceeds from issuance of Series D
  convertible preferred stock                                              --      3,719,636       3,719,636
 Proceeds from issuance of Series A
  convertible preferred stock                                              --             --       3,936,720
 Proceeds from issuance of common stock                                              243,929      21,922,418
 Proceeds from subordinated convertible note                               --             --         208,333
 Principal payments on note payable to Alkermes, Inc.                (200,000)            --        (200,000)
 Principal payments on capitalized leases                              (1,499)        (6,298)        (23,973)
                                                                   ----------      ---------      ----------
 Net cash provided by (used in) financing activities                 (201,499)     3,957,267      35,883,373
                                                                   ----------      ---------      ----------
Increase (decrease) in cash and cash equivalents                   (5,077,974)       578,753       2,490,829
Cash and cash equivalents, beginning of period                      7,568,803      4,091,550              --
                                                                   ----------      ---------      ----------
Cash and cash equivalents, end of period                           $2,490,829     $4,670,303     $ 2,490,829
                                                                   ==========     ==========     ===========

               See accompanying notes.          (Continued ...)

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Cash Flows
                            (Unaudited, Continued)


                                                                                Period from
                                                                                 inception
                                                      Nine months ended        (February 10,
                                                           March 31,           1987) through
                                                    ----------------------        March 31,
                                                      1998           1997           1998
---------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing
and financing activities:
 Accretion of 9% preferred stock                     $      --   $        --      $  139,674
 Conversion of 9% preferred stock to common stock      125,625            --       1,437,311
 Conversion of Series B preferred stock
   to common stock                                          --            --       1,754,273
 Conversion of Series C preferred stock
   to common stock                                          --       752,476       3,439,890
 Conversion of Series D preferred stock
   to common stock                                          --     3,252,414       3,719,636
 Conversion of Series A preferred stock
   to common stock                                     344,462            --         344,462
 Capital lease obligation incurred to lease equipment       --            --          23,973

               See accompanying notes.

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)

Notes to Financial Statements
Period from Inception (February 10, 1987) through March 31, 1998
(Unaudited)

Note 1 -- Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-
B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB. Certain previously reported amounts have been reclassified to conform with the June 30, 1997 and March 31, 1998 presentation.

Note 2 -- New Accounting Standards

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All net loss per share amounts for all periods have been presented, and where necessary restated, to conform to the Statement 128 requirements.

Note 3 -- Net Loss per Share

From inception (February 10, 1987) through March 31, 1998, the Company has generated only modest operating revenues and has incurred losses aggregating $34,235,339. As of March 31, 1998, the Company had working capital of $2,814,931, which will enable the Company to maintain its planned operations into the fourth quarter of calendar 1998. Additional capital will be required to continue operations beyond that time. Over the longer term, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenues adequate to support the Company's cost structure.

Note 4 -- Note Payable to Alkermes, Inc.

In connection with the settlement of a license dispute, in October 1995 the Company issued to Alkermes, Inc. a $1,000,000 three-year promissory note accruing interest semi-annually at the federal funds rate. During the quarter ended March 31, 1998, the terms of the note were restructured. The new terms included a principal payment of $200,000 upon signing of the restructuring agreement, with the balance of the note and accrued interest due October 5, 1999 or upon consummation of a corporate partnership between Cortex and a larger pharmaceutical company, whichever is earlier. In connection with the restructuring, the Company issued to Alkermes a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $1.547 per share, representing the average of the high and low sale prices of Cortex common stock as of the date of the restructuring.

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

The forward-looking statements included herein are based on current expectations, which involve a number of risks and uncertainties and assumptions regarding the Company's business and technology. These assumptions involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized and actual results may differ materially. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Results of Operations

From inception (February 10, 1987) through March 31, 1998, the Company's revenue has consisted of (i) $3,730,000 of license fees and research and development funding, (ii) net interest income aggregating $1,668,839, and (iii) $94,717 of grant revenue.

From inception (February 10, 1987) through March 31, 1998, the Company has sustained losses aggregating $34,235,339. Continuing losses are anticipated over the next several years, as the Company's ongoing operating expenses for preclinical research and early clinical development will only be offset, if at all, by license fees, milestone payments, research support payments and/or other revenues under planned strategic alliances that the Company is seeking with larger pharmaceutical companies for the later stages of clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under these planned strategic alliances, if and when entered into, is likely to significantly affect the Company's operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will require successful commercial development of its products by its prospective partners to attain profitable operations from royalties or other product-based revenues.

The net loss for the three-month period ended March 31, 1998 of $1,458,154 compares with a net loss of $1,151,620 for the corresponding prior year period. The net loss for the nine-month period ended March 31, 1998 was $4,085,735, compared to a net loss of $3,654,120 for the corresponding prior year period. Higher levels of research and development spending were responsible for the increases in the current year periods.

Research and development expenses increased from $827,111 to $1,182,507, or by 43%, during the three-month period ended March 31, 1998 compared to the corresponding prior year period. Most of this increase represents an increase in technology access payments, sponsored research and costs related to Phase I/IIa human clinical testing. During the nine-month period ended March 31, 1998, research and development expenses increased from $2,489,584 to $3,155,076, or by 27%, compared to the corresponding prior year period. Technology access payments and clinical expenses produced most of this increase, along with salary expenses resulting from additional scientific employees.

General and administrative expenses increased from $366,635 to $395,431, or by 8%, during the three-month period ended March 31, 1998 compared to the corresponding prior year period. Most of the increase represents the estimated value of a warrant issued to Alkermes, Inc. as part of a note payable restructuring. For the nine-month period ended March 31, 1998, general and administrative expenses of $1,240,567 were essentially unchanged from expenses of $1,270,740 for the corresponding prior year period.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Liquidity and Capital Resources; Plan of Operation

Cortex has funded its organizational and research and development activities primarily from the issuance of equity securities, with net proceeds from inception (February 10, 1987) through March 31, 1998 aggregating $36 million. An additional $3.6 million in research and license payments was received from Alkermes, Inc. in 1992 and 1993 in connection with a development and license agreement with that firm. Net interest income from inception through March 31, 1998 was $1.7 million.

As of March 31, 1998, Cortex had outstanding 35,000 shares of 9% cumulative convertible preferred stock, which accrue cumulative dividends semi-annually at an annual rate of $0.09 per share. To conserve capital for operations, the Company has not distributed the dividends that have accrued from June 15, 1990. Accrued and unpaid dividends as of March 31, 1998 were $25,200.

The Company leases approximately 30,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 1999, with an additional five-year option at 95% of the then fair market rental rate. The commitments under the lease agreement for the years ending June 30, 1998 and 1999 are $243,000 and $229,000, respectively.

In connection with the settlement of a license dispute, in 1995 the Company issued to Alkermes, Inc. a $1,000,000 three-year promissory note accruing interest semi-annually at the then federal funds rate. The Company also agreed to pay Alkermes a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations. During the quarter ended March 31, 1998, the terms of the note were restructured to include a principal payment of $200,000 upon signing of the new agreement. The balance of the note and accrued interest are payable in October 1999 or upon the consummation of a corporate partnership between Cortex and a larger pharmaceutical company, whichever is earlier.

Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs recognize a date using "00" as the year 1900 rather than the year 2000. This may result in a system failure or otherwise disrupt operations, including a temporary inability to process transactions or engage in normal business activities. The Company will have to update some of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The associated cost is not anticipated to be material.

Nasdaq has recently implemented changes to the listing standards for the Nasdaq Small Cap Market, on which the Company's common stock has traded since 1989. The instituted changes include a net tangible asset, market capitalization or net income test in place of the prior total asset and total equity tests. If the Company does not meet the new requirements on a continuous basis, its common stock may no longer be eligible for listing on the Nasdaq Small Cap Market. In such event, the liquidity of the Company's common stock may be impaired and its trading price reduced. In addition, in such event, the holders of the Company's Series A Preferred Stock may require the Company to redeem their shares for cash.

As of March 31, 1998, the Company had cash, cash equivalents and short-term investments totaling $3.2 million and working capital of $2.8 million. As of June 30, 1997, the Company had cash, cash equivalents and short-term investments totaling $7.6 million and working capital of $7.0 million. The decreases represent amounts required to fund operating losses and to purchase capital equipment. From inception (February 10, 1987) through March 31, 1998, net expenditures for furniture, equipment and leasehold improvements aggregated $2.1 million.

Over the next twelve months, the Company plans to continue clinical studies on its Ampakine(R) compounds at expense levels consistent with current results. Commitments for external preclinical and Phase I/II clinical procedures involve a twelve-month expenditure of approximately $500,000. Significant investments in plant or equipment or substantial changes to staffing levels are not contemplated under current spending plans for the next twelve months. As of March 31, 1998, Cortex had 20 full-time employees.

Cortex anticipates that its existing cash, cash equivalents and short-term investments, combined with a modest amount of anticipated interest income, will be sufficient to satisfy its capital requirements into the fourth quarter of calendar 1998 under current spending plans. Additional funds will be required to continue operations beyond that time.

A private placement of Series A Preferred Stock in June 1997 included the issuance of special purchase rights that, under certain circumstances, allow the investors to purchase additional shares of common stock at the conversion price in effect at the time of conversion of the Series A Preferred. These rights are only exercisable at the time of such conversion and expire to the extent they are not utilized. If and when exercised, of which there is no assurance, the special purchase rights may provide additional working capital.

The Company may raise additional capital through the sale of debt or equity securities. If the Company proceeds with a debt or equity financing, there is no assurance that funds will be available on favorable terms, or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders is likely to result.

In order to provide for both its short and longer-term spending requirements, the Company is presently seeking collaborative or other arrangements with larger pharmaceutical companies, under which it is intended that such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. Competition for such arrangements is intense, however, with a large number of biopharmaceutical companies attempting to secure alliances with more established pharmaceutical companies. Although the Company has for some time been engaged in discussions with candidate companies, there is no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short- or long-term funding requirements.

The Company's proposed products are in the preclinical or early clinical stage of development and will require significant further research, development, clinical testing and regulatory clearances. They are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that any or all of the proposed products will be found to be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances; that the proposed products, although effective, will be uneconomical to market; that third parties may now or in the future hold proprietary rights that preclude the Company from marketing them; or that third parties will market superior or equivalent products. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products or applications. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the Company does not expect to be able to commercialize any therapeutic drug for at least five years, either directly or through its prospective corporate partners or licensees. There can be no assurance that the Company's proposed products will prove to be safe or effective or receive regulatory approvals that are required for commercial sale.

PART II.  OTHER INFORMATION

Item 3.  Defaults upon Senior Securities

In order to conserve capital for operations, the Board of Directors of the Company elected not to distribute the semi-annual dividends that have accrued from June 15, 1990 on the Company's 9% cumulative convertible preferred stock. As of March 31, 1998, accrued and unpaid dividends on the 9% cumulative convertible preferred stock were $25,200.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit
         Number    Description
         -----------------------------------------------------------------------
          27      Financial Data Schedule

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CORTEX PHARMACEUTICALS, INC.



     May 13, 1998             By:   /s/ D. Scott Hagen
                                   ---------------------------------------------
                                    D. Scott Hagen
                                    Vice President and Chief Financial Officer;
                                    Corporate Secretary
                                    (Principal Financial and Accounting Officer)