Form 10KSB40
period 1998-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 1998-09-28
CIK 849636

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                  FORM 10-KSB


   [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended     June 30, 1998
                                        -------------

                                      OR



   [_]    Transition Report pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the transition period from ____________________ to ____________



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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the issuer's most recent fiscal year were $130,000. The aggregate market value of the voting stock held by non-affiliates as of June 24, 1998 was $21,405,605 (based on the last sale price of the common stock as reported by Nasdaq).

As of September 25, 1998, there were 10,237,126 shares of the issuer's common stock outstanding.

Transitional Small Business  Disclosure Format (check one): YES  [_]  NO  [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III: Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on December 15, 1998.

                               TABLE OF CONTENTS
                                                                          Page
                                                                          ----
PART I

Item 1.      Description of Business....................................     3

Item 2.      Description of Property....................................    14

Item 3.      Legal Proceedings..........................................    15

Item 4.      Submission of Matters to a Vote of Security Holders........    15

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters...    15

Item 6.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............    16

Item 7.      Financial Statements.......................................    18

Item 8.      Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure....................    18

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act.........    19

Item 10.     Executive Compensation.....................................    19

Item 11.     Security Ownership of Certain Beneficial Owners
              and Management............................................    19

Item 12.     Certain Relationships and Related Transactions.............    19

Item 13.     Exhibits and Reports on Form 8-K...........................    20

Signatures..............................................................   S-1

Financial Statements....................................................   F-1

Exhibit Index and Exhibits............(Attached to this Report on Form 10-KSB)

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business and technology, which involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives or plans of the Company will be achieved.

PART I

Item 1.   Description of Business

Cortex Pharmaceuticals, Inc. ("Cortex" or the "Company") is a development stage enterprise that was organized in 1987 to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurodegenerative diseases and other neurological and psychiatric disorders. Since 1993, the primary effort at Cortex has been centered on developing products that affect the AMPA-type glutamate receptor, a complex of proteins that is involved in most "excitatory" communication between nerve cells in the human brain. Cortex is developing a family of chemical compounds, known as AMPAKINEs(R), that enhance the activity of this receptor. Cortex believes that AMPAKINEs hold promise for correcting deficits brought on by a variety of diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter. In the fiscal years ended June 30, 1998 and 1997, the Company's expenditures on research and development were $4,007,466 and $3,376,284, respectively, with the increase attributable to the costs of Phase I/IIa human clinical testing of CX516 (AMPALEX(R)) in patients with Alzheimer's disease and in patients with schizophrenia.

The AMPAKINE program addresses large potential markets. Accordingly, the Company's commercial development plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of its proposed products. The Company may retain the right to eventually co-promote AMPAKINEs for selected indications in the United States. If the Company is successful in the pursuit of this partnering strategy, it may be in a position to contain its costs over the next few years, to maintain its focus on the research and early development of novel pharmaceuticals (where it believes that it has the ability to compete) and eventually to participate more fully in the commercial development of its proposed products in the United States. Cortex continues to seek collaborative or licensing arrangements with larger pharmaceutical companies that will permit AMPALEX and/or other AMPAKINEs to be advanced into later stages of clinical development and that will provide access to the extensive clinical trials management, manufacturing and marketing expertise of such companies. The Company may not be able to secure such arrangements on favorable terms, or at all, and its products may not be successfully developed and approved for marketing by government regulatory agencies.

AMPA RECEPTOR PROGRAM

In June 1993, Cortex licensed from the University of California a new class of compounds -- the AMPAKINEs -- that facilitate the activity of the AMPA receptor, which binds the neurotransmitter glutamate. These compounds interact in a highly specific manner with the AMPA receptor in the brain, lowering the amount of neurotransmitter required to generate a response. It is hoped that this selective amplification of the normal glutamate signal will eventually find utility in the treatment of neurological diseases and disorders characterized by depressed functioning of brain pathways that utilize glutamate as a neurotransmitter. Two prominent diseases that may benefit from AMPA receptor-directed therapeutics are Alzheimer's disease and schizophrenia. The Company and its collaborators have also obtained encouraging preliminary results in animal models of depression, sexual dysfunction and depressed endocrine function.

Deficits of Memory and Cognition -- Alzheimer's Disease

Impairment of memory and cognition is a serious health care problem that is growing as the elderly proportion of the population continues to increase. While not fatal (except when associated with diseases such as Alzheimer's disease), the incidence and prevalence of cognitive deficits increase inexorably with age. Many elderly individuals are confined to nursing homes because of psychological disorientation and functional difficulties. According to a 1985 survey of nursing homes conducted by the National Center for Health Statistics, over half of the individuals in nursing homes have some degree of cognitive impairment. Pharmaceuticals to alleviate deficits in memory and cognition could potentially enable these elderly individuals to remain independent longer.

Substantial scientific evidence points to a long-lasting change -- known as "long-term potentiation," or LTP -- in synapses (junctions between brain cells -
- "neurons") as the basis of many types of memory. Long-term potentiation involves chemical changes that create a more stable information transfer point between neurons.

Although disease and physiological malfunctions are thought to be the fundamental cause of severe mental decline, age itself is a contributory factor, with the human brain losing about 10% of its weight over a normal life span. In the cerebral cortex, a great deal of the communication between neurons is mediated by receptors for the neurotransmitter glutamate, including a subtype known as the AMPA receptor (which is involved in long-term potentiation). AMPA receptors and synapses decline in number with aging, on average by 25-30% between the ages of 25 and 65, making it more difficult for information to pass through and between areas of the cerebral cortex. Therefore a potential corrective approach to alleviate age-related cognitive deficits is to enhance the activity of the remaining functional AMPA receptors.

Alzheimer's disease is the best known destroyer of memory, currently afflicting some four million Americans. With the aging of our population, the number of people in the U.S. with Alzheimer's disease is expected to double over the next two decades unless a treatment is found. According to the Alzheimer's Association, Alzheimer's disease is already the third most expensive disease in the U.S. (after heart disease and cancer), with an estimated annual cost to society of $100 billion and a lifetime cost per patient of $174,000. The impact of an effective treatment, even a symptomatic one, would be enormous.

Alzheimer's disease is a progressive, degenerative and ultimately fatal disease that slowly destroys the brain. The early symptoms are problems with memory of recent events and difficulty performing familiar tasks. As the disease progresses, other symptoms appear. These include confusion, personality change, behavioral change, impaired judgment and difficulty finding words, finishing thoughts, or following directions. While the disease progresses at different rates in different individuals, eventually the victims are unable to care for themselves. Ultimately, they become less resistant to infections and other illnesses, which are often the actual cause of death.

It is in the early stages of Alzheimer's disease -- the first few years -- that Cortex believes AMPAKINEs may someday play a valuable role, enhancing the effectiveness of the brain cells that have not yet succumbed to the disease. This may help to alleviate the memory and cognitive deficits that make up the early symptoms. There is also a possibility that treatment with AMPAKINEs may slow the progression of Alzheimer's disease. The reason for this is that brain cells, or neurons, require continued input from other brain cells to remain alive. As neurons die, other neurons begin to lose their inputs, hastening their own death. AMPAKINEs may slow the rate at which functional levels of input from other neurons are lost.

The first major results of AMPAKINE testing in animal behavioral models of learning and memory were reported in early 1994 in Proceedings of the National Academy of Sciences. In these studies, AMPAKINE-treated rats performed significantly better than untreated control animals on tests of both short- and long-term memory.

Perhaps the most compelling of the animal studies conducted to date involved an assessment of the effects of an AMPAKINE on memory performance in middle-aged rats. A number of researchers have demonstrated that healthy middle-aged rats have significant deficits in memory performance when compared to younger animals. This provides an animal model for age-associated memory impairment in humans. In a study published in Synapse, the authors conducted research involving a maze task with middle-aged and young adult rats. The middle-aged rats showed striking deficits in performance when compared with the young adult animals. When given an AMPAKINE, the performance of the middle-aged rats improved to levels equivalent to those found in young animals.

Three human clinical safety studies have now been completed with CX516 ("AMPALEX"). In all three studies, CX516 was safe and well-tolerated on acute oral administration and, importantly, statistically-significant positive effects on memory performance were seen in healthy volunteers.

The initial study, conducted by AFB Parexel in Berlin involved single administrations of drug or placebo to a total of 48 healthy young adult volunteers, ranging in age from 18 to 35. The trial was double-blinded and placebo-controlled, and involved administering a single dose of drug, in capsule form, to each volunteer. Several dosages of drug were tested, including levels that exceeded the expected therapeutic range. At all dosages, the drug was safe and well-tolerated. In addition, analysis of psychological data that was collected revealed a highly statistically significant positive effect on a test of memory performance that involved recall of a list of nonsense syllables.

The second trial, at the same clinical site in Berlin, involved 30 healthy elderly volunteers, aged 65 to 76, each of whom was administered a single oral dose of drug or placebo. In this double-blinded trial, AMPALEX was again found to be safe and well-tolerated. The elderly volunteers were also given the same nonsense syllable memory test that had been given to the young volunteers in the first study. In the absence of drug, the elderly volunteers' memory was substantially worse than that of the young volunteers. In the presence of drug, a statistically significant positive effect on memory performance was observed. Several of the elderly volunteers receiving the highest dosage of AMPALEX scored at or above the average score achieved by the young volunteers in the earlier study.

The third study, at the Karolinska Hospital in Stockholm, Sweden, involved administration of CX516 to healthy young adults under double-blind, placebo-controlled conditions. This five-day study involved administration of placebo on days 1, 4 and 5 and drug on days 2 and 3, with psychological testing conducted on each day. AMPALEX was safe and well-tolerated by all volunteers receiving drug, with no adverse events reported. Statistically significant improvements in performance on several measures of learning and memory were noted in the group that received CX516.

On the basis of these encouraging results, Cortex initiated a Phase I/IIa study in patients experiencing deficits of memory and cognition due to Alzheimer's disease. The double-blind, placebo-controlled dose escalation study, which is being conducted at the National Institutes of Health in Bethesda, Maryland, involves administration of CX516 to an eventual total of 16 to 20 patients for up to 28 consecutive days.

While preliminary indications of desired effects on memory and cognition may be obtained from this study, psychological testing of patients with Alzheimer's disease is subject to a high level of variability. Full-scale Phase II studies designed to achieve significance on broad psychological scales will require larger numbers of patients.

Schizophrenia

Schizophrenia is a major health care problem. The worldwide incidence of the disease is approximately one percent, regardless of ethnic, cultural or socioeconomic status. On any given day, approximately 100,000 of the estimated two million U.S. patients with schizophrenia are in public mental hospitals.

Schizophrenia typically develops in late adolescence or early adulthood and is best understood as a syndrome, or collection of symptoms. These are generally characterized as positive symptoms (delusions and hallucinations), negative symptoms (social withdrawal and loss of emotional responsiveness) and cognitive symptoms (disordered thought and attention deficits).

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

More recently, a new type of anti-psychotic agent, referred to as atypical due to the virtual lack of EPS side effects, has been developed. Clozapine was the first such drug. It was initially studied in the 1970s, but clinical trials were halted due to the risk of a fatal blood disorder known as agranulocytosis and a dose-dependent risk of seizures. Clozapine was reintroduced in the 1980s, with approval by the FDA for use in patients who cannot be adequately treated with typical neuroleptics, either because of lack of efficacy or side effects. Risperidone and olanzapine are other recent clozapine-like anti-psychotics.

The newer atypical agents achieve good control of positive symptoms, partial control of negative symptoms and better patient compliance with medication due to lower levels of EPS side effects. However, schizophrenia clinicians agree that there are still substantial side effects and that the cognitive symptoms of schizophrenia are not greatly improved by any available agent. The persistence of cognitive symptoms prevents all but a few patients with schizophrenia from successfully reintegrating into society.

Schizophrenia has long been thought to have its biochemical basis in an overactivity of dopamine pathways projecting into an area of the brain known as the striatum. More recently, a developing body of evidence suggests that schizophrenia also involves an underactivity of glutamate pathways projecting into the same area. Cortex is therefore studying whether AMPAKINEs, which increase current flow through the AMPA subtype of glutamate receptor, might have relevance to the treatment of schizophrenia.

In late 1995, Cortex announced that Professor John Larson, at the time a University of California, Irvine neuroscientist and Cortex consultant, discovered that an AMPAKINE reduced stereotypic behavior (mechanical repetition of posture or movement) in rats that had been injected with methamphetamine. Reduction of methamphetamine-induced stereotypic behavior is widely used for initial screening of anti-psychotic drugs. This finding has since been extended by scientists at both UCI and Cortex to include additional AMPAKINEs. Further, Cortex scientists have demonstrated that AMPAKINEs in combination with either conventional or atypical anti-psychotic drugs have additive or synergistic effects in this model system.

The Company has initiated a study at Massachusetts General Hospital with CX516 in patients with schizophrenia being treated with clozapine. This Phase I/IIa study is primarily designed as a safety study, but psychological testing is also being conducted in an attempt to obtain a preliminary indication that CX516 has an effect on psychological parameters that likely contribute to symptoms of the disease, particularly the cognitive symptoms that have thus far been resistant to treatment. Preliminary results from the first tested patients indicate that CX516 is reasonably safe in combination with clozapine and also improves performance on several tests of verbal learning, memory and problem solving. A second similar study to assess the affect of CX516 as a `mono' therapy in patients with schizophrenia was recently initiated at the National Institutes of Health in Bethesda, Maryland.


Calpain Inhibitor Program

Since 1989, the Company has been involved in research and early product development of inhibitors of the enzyme calpain. Calpain is a protease, a protein that digests other proteins. It is involved in a variety of biological processes throughout the body and has been implicated in the pathology of several diseases and disorders. These include brain damage following stroke or head injury and spasming of blood vessels (vasospasm).

The Company's first target for calpain inhibitor therapeutics was brain damage following stroke. A stroke is a vascular event causing localized damage to the brain. There are two general categories of stroke: ischemic stroke, which is due to a blockage of blood flow, and hemorrhagic stroke, which involves a blood vessel bursting in the brain. In either case, the insult to the brain is often immediately life-threatening and initiates a cascade of molecular events that may lead to permanent brain damage. Each year more than 500,000 Americans experience a stroke. Approximately 150,000 die and most survivors are left with some degree of permanent residual disability due to damage to brain tissue.

Interruption of the supply of oxygen and nutrients to the brain following a stroke is not in and of itself responsible for the widespread destruction of neurons that can follow. Rather, it is believed that these disruptions trigger biochemical changes that lead over a period of hours or days to death of the affected neurons. This crucial period of time between a stroke and the actual death of brain cells may provide a "window of opportunity" during which a therapy might be administered to prevent or limit damage to nerve cells and thereby maintain their viability until homeostasis is re-established following an ischemic episode.

Ischemia-induced release of excessive glutamate appears to initiate the cascade. Glutamate builds up in the extra-cellular space following a stroke, allowing an excessive amount of calcium to enter nerve cells. This in turn causes activation of certain calcium-dependent enzymes, including calpain. At higher levels of activity, calpain can degrade the neuron's cytoskeleton and cause progressively greater damage until eventually the cell is no longer able to recover.

In 1990 and 1991, Cortex established laboratory models of ischemia and used them to identify a range of calpain inhibitor compounds that appeared to have the potential to block brain damage due to stroke and other ischemic events. In January 1992, Cortex entered into a Development and License Agreement, amended in October 1992, (the "Alkermes Agreement") with Alkermes, Inc. ("Alkermes"), a larger neuroscience company. Cortex granted to Alkermes an exclusive worldwide license, with a right to sublicense, to commercialize the Company's calpain inhibitor technology for the prevention or treatment of acute and chronic neurodegenerative diseases and disorders of the nervous system.

Subsequently, Cortex shifted its emphasis to calpain inhibitor research outside the nervous system. The Company was particularly active in investigating a potential role of calpain inhibitors in the treatment of vasospasm and restenosis, two serious vascular disorders. The Company established preclinical research collaborations and began screening compounds for these purposes, and reported on its progress in its 1993 annual report. This report of progress included a discussion of the Company's research in cerebral vasospasm, which involved reversal of an existing spasm of blood vessels in the brain. In October 1993, Alkermes notified the Company that Alkermes believed that it had rights to this indication under the Alkermes Agreement. In November 1993, Alkermes filed an action in U.S. District Court in Massachusetts alleging that the Company had breached the Alkermes Agreement by developing calpain inhibitors for cerebral vasospasm.

In October 1995, the Company and Alkermes agreed to a settlement of the dispute. Alkermes agreed to dismiss its action against the Company and to relinquish all rights previously granted them by the Company, as well as rights to related technologies developed by Alkermes. In connection with the settlement, the Company issued to Alkermes a $1,000,000 non-transferable, three-year promissory note accruing interest semi-annually at the federal funds rate. The Company also committed to pay Alkermes a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations. In February 1998, the terms of the note were restructured to include a principal payment of $200,000 upon signing of the new agreement. The balance of the note and accrued interest are payable in October 1999 or upon consummation of a corporate partnership between Cortex and a larger pharmaceutical company, whichever is earlier. The Company has confirmed in an animal model the earlier finding that calpain inhibitors are capable of blocking vasospasm. Cortex intends to seek a larger pharmaceutical company partner for the further development of the calpain inhibitor technology.

Manufacturing

Cortex has no experience in manufacturing pharmaceutical products and relies, and presently intends to rely, on the manufacturing and quality control expertise of contract manufacturing organizations or prospective corporate partners. There is no assurance that the Company will be able to enter into arrangements for manufacturing of its proposed products on favorable terms.

Marketing

The Company has no experience in the marketing of pharmaceutical products and does not anticipate having the resources to distribute and broadly market any products that it may develop. The Company will therefore continue to seek commercial development arrangements with other pharmaceutical companies for its proposed products. In entering into such arrangements, the Company may seek to retain the right to co-promote certain products in North America. There is no assurance that the Company will be able to enter into co-promotional arrangements in connection with its licensing activities, or that co-promotional rights will lead to greater revenues for the Company.

Technology Rights and Collaborative Agreements

AMPA Receptor Modulating Compounds

In 1993, Cortex entered into an agreement with the Regents of the University of California, under which Cortex secured exclusive commercial rights to AMPA receptor modulating compounds (AMPAKINEs) for the treatment of deficits of memory and cognition. The agreement has subsequently been amended to include additional indications. The Company paid an initial license fee and is obligated to make additional payments, including license maintenance fees and patent expense reimbursements creditable against future royalties, over the course of initiating and conducting human clinical testing and obtaining regulatory approvals. When and if sales of licensed products commence, the Company will pay royalties on net sales.

Calpain Inhibitors

Beginning in 1991, Cortex entered into a series of agreements with Georgia Tech Research Corporation, the licensing arm of the Georgia Institute of Technology ("Georgia Tech"). Under the agreements, Cortex secured exclusive commercial rights, for selected disorders, to several novel classes of chemical compounds that the Company has demonstrated are effective as calpain inhibitors. In connection with the agreements, the Company paid an initial license fee and is obligated to make additional payments, including license maintenance fees creditable against future royalties, over the course of initiating and conducting human clinical testing and obtaining regulatory approvals. When and if sales of licensed products commence, the Company will pay royalties on net sales.

Patents and Proprietary Rights

The Company is aggressively pursuing patent protection of its technologies. Cortex owns or has exclusive rights (within its areas of product development) to approximately 15 issued or allowed U.S. patents and a number of additional U.S. patent applications and their international counterparts.

There is no assurance that patents, whether already issued or issuing in the future in connection with current or future patent applications, will afford effective protection against competitors with similar technology. There is also no assurance that any patents issued or licensed to Cortex will not be infringed upon or designed around by others. Further, since issuance of a patent does not guarantee the right to practice the claimed invention, there is no assurance that others will not obtain patents that the Company would then need to license or design around in order to practice its patented technologies, or that the Company would be able to obtain licenses that might be required to practice these technologies due to patents of others on reasonable terms. Additionally, any unpatented manufacture, use or sale of the Company's technology, processes or products may infringe on patents or proprietary rights of others, and the Company may be unable to obtain licenses or other rights to these other technologies that may be required for commercialization of the Company's proposed products or processes.

Cortex relies to a certain extent upon unpatented proprietary technology and may determine in some cases that its interests would be better served by reliance on trade secrets or confidentiality agreements rather than patents. No assurance is made that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose such technology. In addition, there is no assurance that Cortex can meaningfully protect its rights in such unpatented proprietary technology or that others will not wrongfully obtain such technology.

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

Government Regulation

In order to test, produce and market human therapeutic products in the United States, mandatory procedures and safety standards established by the Food and Drug Administration ("FDA") must be satisfied. Obtaining FDA approval is a costly and time-consuming process. Although Cortex has initiated Phase I (safety) testing in Europe, it has not yet filed a Notice of Claimed Investigational Exemption for a New Drug ("IND") with the FDA for testing in the United States. The Company is conducting Phase I/IIa studies in the U.S. with CX516 in Alzheimer's disease patients and in patients with schizophrenia under INDs filed by its clinical collaborators. It is the Company's intent that a larger pharmaceutical company partner or partners, which the Company is seeking, will pursue the required regulatory approvals to conduct clinical tests in the United States and elsewhere.

Clinical trials are normally conducted in three phases. Phase I trials are concerned primarily with the safety of the drug, involve fewer than 100 subjects, and may take from six months to over a year. Phase II trials normally involve a few hundred patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials may involve up to several thousand patients who have the disease or condition for which the drug is intended, to approximate more closely the conditions of ordinary medical practice. Phase III trials are also designed to clarify the drug's benefit-risk relationship, to uncover less common side effects and adverse reactions, and to generate information for proper labeling of the drug. The FDA receives reports on the progress of each phase of clinical testing, and may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients. The FDA estimates that the clinical trial period of drug development can take up to ten years, and averages five years. With certain exceptions, once clinical testing is completed, the sponsor can submit a New Drug Application ("NDA") for approval to market a drug. The FDA's review of an NDA can also be lengthy.

Therapeutic products that may be developed and sold by the Company outside the United States will be subject to regulation by the various countries in which they are to be distributed. In addition, products manufactured in the United States that have not yet been cleared for domestic distribution will require FDA approval in order to be exported to foreign countries for distribution there.

There is no assurance that any required FDA or other governmental approval will be granted or, if granted, will not be withdrawn. Governmental regulation may substantially delay or prevent the marketing of the Company's proposed products, or cause the Company to undertake additional procedures, which may be both costly and lengthy, and thereby furnish a competitive advantage to the competitors of the Company or its licensees.

Cortex does not have the financial and other resources to conduct the clinical testing and other procedures required to obtain approval to market its products and, accordingly, will be dependent on entering into partnerships or other collaborative arrangements with third parties with the required resources to obtain the needed approvals. Cortex intends to enter into license or other arrangements with larger pharmaceutical companies under which those companies would conduct the required clinical trials and seek FDA approval for most or all of its proposed products. There is no assurance that Cortex will be able to enter into such arrangements on favorable terms, or at all, or that such arrangements will ultimately result in obtaining the necessary governmental approvals.

Competition

The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including both major pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to those of Cortex. A large number of drugs intended for the treatment of Alzheimer's disease, schizophrenia, depression and other neurological and psychiatric diseases and disorders are on the market or in the later stages of clinical testing. For example, over 25 drugs are under clinical investigation in the U.S. for the treatment of Alzheimer's disease. The Company's competitors have substantially greater financial and other resources and larger research and development staffs. Larger pharmaceutical company competitors also have significant experience in preclinical testing, human clinical trials and regulatory approval procedures.

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

The Company expects technological developments in the neuropharmacology field to continue to occur at a rapid rate and expects that competition will remain intense as advances continue to be made. Although the Company believes, based on the technical qualifications, expertise and reputations of its Scientific Directors, consultants and other key scientists, that it will be able to compete in the discovery and early clinical development of therapeutics for neurological and psychiatric disorders, the Company does not have the resources, and does not presently intend, to compete with major pharmaceutical companies in clinical testing, manufacturing and marketing.

Product Liability Insurance

The clinical testing, manufacturing and marketing of the Company's products may expose the Company to product liability claims, against which the Company maintains liability insurance. Although the Company has never been subject to a product liability claim, there is no assurance that such claims will not be brought in the future, that the coverage limits of the Company's insurance policies will be adequate or that one or more successful claims brought against the Company would not have a material adverse effect upon the Company's business, financial condition and results of operations.

Employees

As of June 30, 1998, Cortex had 18 full-time employees and had engaged nine part-time Ph.D.-level scientific consultants. Of the 18 full-time employees, 12 are engaged in research and development and six are engaged in management and administrative support. The Company also sponsors a substantial amount of research in academic laboratories.

Risk Factors

In addition to the other matters set forth in this Report, the Company's continuing operations and the price of the Company's common stock are subject to the following risks:

Need for Additional Funds. Cortex anticipates that its existing capital resources will enable it to maintain its current and planned operations through calendar 1998. The Company will require additional funds to continue its operations beyond that time. The Company may be unable to obtain the additional needed funds on reasonable terms, or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders is likely to result.

If the Company is unable to obtain additional funds, it may no longer be able to retain its key employees and may be required to significantly curtail one or more of its product development programs. In addition, in such event, the Company may be unable to meet its research spending obligations under existing licensing agreements and may be unable to continue its business operations.

The Company is presently seeking collaborative or other arrangements with larger pharmaceutical companies to provide for both its immediate and longer-term funding requirements. These agreements would potentially provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. Competition for such arrangements is intense, however, with a large number of biopharmaceutical companies attempting to secure alliances with more established pharmaceutical companies. Although the Company has been engaged in discussions with candidate companies for some time, there is no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to meet the Company's immediate and longer-term funding requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Continued Listing on Nasdaq; Preferred Stock Redemption. The listing standards for the Nasdaq Small Cap Market include a net tangible asset, market capitalization or net income test. Further, Nasdaq requires a minimum bid price of $1.00 per share for continued listing. As of June 30, 1998, the Company had net tangible assets of approximately $1.4 million, which does not meet the current listing standards. In the event the Company fails to satisfy the listing standards on a continuous basis, the Company's Common Stock will be removed from listing on the Nasdaq Small Cap Market. In such an event, the liquidity of the Company's Common Stock is likely to be impaired and the trading price reduced. In addition, in such event, the holders of the Company's Series A Preferred Stock may require the Company to redeem such shares for cash. It is unlikely that the Company would be able to satisfy such a redemption request.

Development Stage Company; History of Losses. Cortex is a development stage enterprise. From inception on February 10, 1987 through June 30, 1998, the Company has generated only modest operating revenues and has incurred net losses aggregating $35,407,564. As of June 30, 1998, the Company had an accumulated deficit of $36,276,202. The Company will require substantial additional funds to advance its research and development programs, particularly should the Company decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of its proposed products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business."

Dependence on Strategic Alliances and Third Parties for Clinical Testing, Manufacturing and Marketing. The Company does not have the resources, and does not presently intend, to conduct later-stage human clinical trials or to manufacture its proposed products. The Company is therefore seeking larger pharmaceutical company partners to conduct such activities for most or all of its proposed products. In connection with its efforts to secure corporate partners, the Company may seek to retain co-promotional rights to its proposed products in the United States, so that it may promote such products to selected medical specialists while its corporate partner promotes to the general medical market. The Company may not be able to enter into partnering arrangements on this or any other basis. In addition, it is uncertain whether the Company or its prospective corporate partners can successfully introduce its proposed products, whether they will achieve acceptance by patients, health care providers and insurance companies, or whether they can be manufactured and marketed at prices that would permit the Company to operate profitably. See "Description of Business."

Technological Uncertainty; Early Stage of Product Development; No Assurance of Regulatory Approvals. The Company's proposed products are in the preclinical or early clinical stage of development and will require significant further research, development and clinical testing and, eventually, regulatory clearances. They are subject to the risks of failure inherent in the development of products based on innovative technologies. These include the risks that any or all of the proposed products will be found to be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances, that the proposed products, although effective, will be uneconomical to market, that third parties may now or in the future hold proprietary rights that preclude the Company from marketing them, or that third parties will develop and market an equivalent or superior product. Accordingly, the Company cannot predict whether its research and development activities will result in commercially viable products or applications. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the Company does not expect to be able to commercialize any therapeutic drug for at least five years, either directly or through its corporate partners or licensees. See "Description of Business."

Limited Proprietary Rights; Uncertainty Associated with Patent Protection. The Company has negotiated technology rights agreements that provide for exclusive rights to its Ampakine compounds and calpain inhibitor compounds for selected indications under patents or patent applications owned wholly by other parties or by other parties as co-owners with the Company. The Company also holds options or other rights to obtain exclusive licenses under patent applications relating to certain of its potential products. Certain of the Company's licenses and other agreements are terminable if the Company does not make certain minimum annual payments, meet certain milestones or diligently seek to commercialize the underlying technology. In addition, the Company's related collaborative and consulting agreements are generally terminable upon 30 to 60 days' written notice.

Current or future patent applications in which Cortex has an interest, either as sole owner or as a current or prospective licensee, may or may not result in further patents being issued. Further, current patents or patents issuing in the future in connection with current or future patent applications may not afford effective protection against competitors with similar technology and patents issued or licensed to Cortex may be infringed upon or designed around by others.

If Cortex is unable to obtain sufficient protection of its proprietary rights in its products or processes prior to or after obtaining regulatory clearances, whether through patents, trade secrets or otherwise, competitors may be able to market competing products by obtaining regulatory clearance through demonstration of equivalency to the Company's products, without being required to conduct the same lengthy clinical tests conducted by the Company.

In some cases, Cortex may rely on trade secrets to protect its innovations. Secrecy obligations may not be honored and others may independently develop similar or superior technologies. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to the Company's projects, disputes may arise as to the proprietary rights to such information that may not be resolved in favor of the Company. See "Description of Business -- Patents and Proprietary Rights."

Shares Eligible for Future Sale; Dilution. If all outstanding warrants and options are exercised prior to their expiration, approximately 2.3 million additional shares of Common Stock could become freely tradable without restriction under the Securities Act. An aggregate of 19,384 shares of Common Stock are issuable upon conversion of currently outstanding 9% Preferred Stock and Series B Preferred Stock. Such shares will be freely tradable upon issuance. As of June 30, 1998, up to 1.5 million shares of Common Stock were issuable upon conversion of outstanding shares of Series A Convertible Preferred Stock (the "Series A Preferred"). If conversions of Series A Preferred occur at an effective conversion price of $2.75 or higher (which would occur at Common Stock prices above $3.44 per share), the holder of the shares of Series A Preferred being converted may exercise, at the time of conversion, rights to purchase additional shares of Common Stock. The number of additional shares of Common Stock subject to this additional purchase right is equal to the number of shares of Common Stock issuable upon conversion of the shares of Series A Preferred then being converted. Any election to exercise the foregoing right to purchase additional shares shall be exercised with respect to any given Series A Preferred at the time of conversion of such shares and is forfeited to the extent it is not fully exercised at the time of such conversion. Depending on the date of conversion, the then current sales price of the Common Stock and whether any Series A Preferred Stock additional purchase rights are exercised, the exact number of shares of Common Stock issuable upon conversion of the Series A Preferred may increase or decrease substantially from the number of shares of Common Stock issuable as set forth above. All shares of Common Stock issuable upon conversion of Series A Preferred, exercise of related rights of additional purchase and exercise of the related warrants will be freely tradable. Sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of the Common Stock. See "Item 5 -- Market for Common Equity and Related Stockholder Matters" and Notes 3 and 4 of Notes to Financial Statements.

Intense Competition. The Company's business is characterized by intensive research efforts. Many companies, research institutes and universities are working in a number of pharmaceutical or biotechnology disciplines to develop therapeutic products similar to those under investigation by the Company. Most of these companies, research institutes and universities have substantially greater financial, technical, manufacturing, marketing, distribution and/or other resources than Cortex. In addition, many of them have experience in undertaking human clinical trials of new or improved therapeutic products and obtaining FDA and other regulatory clearances of products for use in human health care. The Company has no experience in conducting and managing later-stage clinical trials or in preparing applications necessary to gain regulatory clearances. Accordingly, other companies may succeed in developing products that are safer or more effective than those being developed by the Company and in obtaining FDA clearances for such products more rapidly than the Company. Further, it is expected that competition in this field will continue to intensify. See "Description of Business -- Competition."

Dependence Upon Key Personnel. Cortex is highly dependent upon key management and technical personnel. Competition for qualified employees among pharmaceutical and biotechnology companies is intense and the loss of any of such persons, or an inability to attract, retain and motivate the additional highly-skilled employees and consultants required for the Company's activities, could materially adversely affect its business and prospects. Cortex may not be able to retain its existing personnel or attract additional qualified employees when they are needed. See "Description of Business -- Human Resources."

Dependence on Relationships with Consultants and the University of California, Irvine. The Company is dependent upon its relationships with a number of academic consultants, particularly Drs. Carl W. Cotman and Gary S. Lynch of the University of California, Irvine ("UCI"). Drs. Cotman and Lynch play a role in guiding the internal research of the Company. In addition, Cortex sponsors preclinical research in the laboratories of Dr. Lynch at UCI that is a component of the Company's product development and corporate partnering profile. Were Cortex's relationships with Dr. Lynch or UCI to be disrupted, it is possible that the Company's AMPA receptor research program would be adversely affected, and the Company may be unable to conduct the sponsored research internally at reasonable cost, or at all. The Company's agreements with its consultants, including those with Drs. Cotman and Lynch, are generally terminable by the consultant on short notice.

Government Regulation. Therapeutic products such as those that Cortex is attempting to develop are subject to an extensive and lengthy regulatory review and approval process by the FDA and comparable agencies in other countries. Prior to commercialization, the Company's products will require governmental approvals that have not yet been obtained and that are not expected to be obtained for at least several years, if at all. The testing and regulatory approval process, which includes preclinical, clinical and post-clinical testing of the Company's products to establish their safety and efficacy, will take many years and require the expenditure of substantial resources. Even after such time and expenditures, regulatory clearances will not necessarily be obtained for any of the Company's products. Even if regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems may result in restrictions on marketing or withdrawal of the product from the market. See "Description of Business -- Government Regulation."

Limited Public Market; Volatility of Stock Price. The Company's Common Stock has been traded on the Nasdaq Small Cap Market since 1989. Although approximately 20 firms make a market in Cortex Common Stock, there is no assurance that an active or established trading market will be maintained or that the Company's Common Stock will continue to be traded on the Nasdaq Small Cap Market.

There is significant volatility in the market price of securities of life sciences companies generally, and the trading price of the Company's Common Stock has been subject to wide fluctuations. See "Price Range of Common Stock." Various factors and events, including announcements by the Company or its competitors concerning technological innovations, new products, proposed governmental regulations or actions, developments or disputes relating to patents or proprietary rights and public concern over the safety of therapeutic products or other factors that affect the market generally, may have a significant impact on the Company's business and on the market price of the Company's securities.

Dividends. The Company has not paid cash dividends on its Common Stock and does not anticipate doing so in the foreseeable future. The Company may not pay any dividends on its Common Stock until accrued and unpaid dividends on the 9% Preferred Stock have been paid in full. As of June 30, 1998, accrued and unpaid dividends on the 9% Preferred Stock were $26,775.

Anti-Takeover Provisions. The Board of Directors has the authority, without further approval of the Company's stockholders, to issue up to 549,100 shares of preferred stock having such rights, preferences and privileges as the Board of Directors may determine. Any such issuance of additional shares of preferred stock could, under certain circumstances, have the effect of delaying or preventing a change in control of the Company and may adversely affect the rights of holders of Common Stock.

Item 2.   Description of Property

The Company leases approximately 30,000 square feet of office, research laboratory and expansion space in Irvine, California under an operating lease that expires May 31, 1999, with an additional five-year option at 95% of the then fair market rental rate. Current monthly rent on these facilities is approximately $20,000. The Company believes that this facility will be adequate for its research and development activities for at least the next three years.

Item 3.   Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998, through the solicitation of proxies or otherwise.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

The Company's common stock (Nasdaq symbol: CORX) began trading publicly in the over-the-counter market on July 18, 1989 and is currently traded on the Nasdaq Small-Cap Market. The following table presents quarterly information on the high and low sale prices of the common stock for the fiscal years ended June 30, 1998 and 1997, as reported by Nasdaq.

                                         High       Low
                                       -------      ---
  Fiscal Year ended June 30, 1998

  Fourth Quarter....................   $  3-1/2   $1-11/16
  Third Quarter.....................    1-29/32      1-3/8
  Second Quarter....................      3-1/8      1-3/8
  First Quarter.....................      3-1/4      2-5/8

  Fiscal Year ended June 30, 1997

  Fourth Quarter....................   $  3-5/8   $ 2-7/16
  Third Quarter.....................      5-1/4    2-11/16
  Second Quarter....................      7-1/4     2-7/16
  First Quarter.....................      4-1/2      2-5/8

As of June 30, 1998, there were 675 stockholders of record of the Company's common stock, and approximately 9,500 beneficial owners. The last sale price of the Company's common stock on September 25, 1998, as reported by Nasdaq, was $1.50.

The Company has never paid cash dividends on its common stock and does not anticipate paying such dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in the Company's business. The outstanding shares of 9% Preferred Stock bear a fixed dividend of $0.09 per share per annum, which accrues in equal semiannual installments on June 15 and December 15 of each year and which must be paid in full before any dividends can be paid on the common stock. The Company paid the semiannual dividends on the 9% Preferred Stock that accrued in 1989, but elected not to distribute subsequent dividends in order to conserve capital for operations. At June 30, 1998, accrued and unpaid dividends on the 9% Preferred Stock totaled $26,775. The payment of future dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere herein.

Results of Operations

From inception (February 10, 1987) through June 30, 1998, the Company's revenue has consisted of (i) $3,730,000 of license fees and research and development funding, (ii) net interest income aggregating $1,693,000 and (iii) $95,000 of grant revenue.

From inception (February 10, 1987) through June 30, 1998, the Company sustained losses aggregating $35,408,000. Continuing losses are anticipated over the next several years, as the Company's ongoing operating expenses for preclinical research and early clinical development will only be offset, if at all, by licensing revenues under planned strategic alliances with larger pharmaceutical companies that the Company is seeking for the later-stage clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under these planned strategic alliances, if and as entered into, is likely to significantly affect the Company's operations and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will be dependent upon successful commercial development of its products by its prospective partners to attain profitable operations from product royalties or other revenues based on product sales.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Fiscal Years ended June 30, 1998 and 1997

For the year ended June 30, 1998, the Company's loss from operations was $5,258,000 compared to a loss from operations of $4,930,000 for the prior year, with the increase attributable to higher levels of research and development spending.

Research and development expenses increased to $4,007,000, or by 19%, during the year ended June 30, 1998 compared to the prior year. Most of the increase related to technology access payments and costs of Phase I/IIa human clinical testing. The Company's lead compound, Ampalex, is currently being tested in one study involving patients with Alzheimer's disease and two studies in patients suffering from schizophrenia. Salary expenses resulting from scientific personnel additions contributed most of the remaining current year increase.

General and administrative expenses were $1,584,000 for the year ended June 30, 1998, decreasing 7% from the prior year. Most of this decrease represents lower salary expenses due to a decrease in administrative employees.

Plan of Operation; Liquidity and Capital Resources

CORTEX has funded its organizational and research and development activities to date primarily from the issuance of equity securities, with net proceeds from inception (February 10, 1987) through June 30, 1998 aggregating $36 million. An additional $3.6 million in research and license payments was received from Alkermes in 1992 and 1993 in connection with a development and license agreement with that firm (see Note 5 of Notes to Financial Statements). Net interest income from inception through June 30, 1998 was $1.7 million.

As of June 30, 1998, the Company had cash, cash equivalents and short-term investments totaling $2.1 million and working capital of $1.7 million. As of June 30, 1997, the Company had cash, cash equivalents and short-term investments of $7.6 million and working capital of $7.0 million. The decreases represent amounts required to fund operating losses and to purchase capital equipment. From inception (February 10, 1987) through June 30, 1998, net expenditures for furniture, equipment and leasehold improvements aggregated $2.1 million.

Cortex anticipates that its existing cash, cash equivalents and short-term investments will be sufficient to satisfy its capital requirements through calendar 1998, assuming modest levels of operational restraint. Additional funds will be required to continue operations beyond that time. See "Risk Factors -- Need for Additional Capital."

The Company leases approximately 30,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 1999, with an additional five-year option at 95% of the then fair market rental rate. The commitments under the lease agreement for the year ending June 30, 1999 total $222,000.

In connection with the settlement in October 1995 of a license dispute with Alkermes (see Note 5 of Notes to Financial Statements), the Company issued to Alkermes a $1,000,000 three-year promissory note accruing interest semi-annually at the then federal funds rate. The Company also agreed to pay Alkermes a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations. In February 1998, the terms of the note were restructured to include a principal payment of $200,000 upon signing of the restructuring agreement. The balance of the note and accrued interest are payable in October 1999 or upon the consummation of a corporate partnership between Cortex and a larger pharmaceutical company, whichever is earlier.

As of June 30, 1998, Cortex had 35,000 outstanding shares of 9% cumulative convertible preferred stock, which accrue cumulative semi-annual dividends at an annual rate of $0.09 per share. To conserve capital for operations, the Company has elected not to distribute the dividends that have accrued since 1989. Accrued and unpaid dividends as of June 30, 1998 were $26,775.

In the event that the Company is able to obtain sufficient financing, over the next twelve months the Company plans to complete current Phase I/IIa clinical studies on its Ampakine compounds. Commitments for external preclinical and Phase I/IIa clinical studies involve a twelve-month expenditure of approximately $325,000. The Company is also committed to an additional $700,000 of funding for sponsored research in academic laboratories. Neither significant investments in plant or equipment nor increases to staffing levels are contemplated under current spending plans for the upcoming fiscal year. As of June 30, 1998, Cortex had 18 full-time employees.

Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs recognize a date using "00" as the year as 1900 rather than as the year 2000. This may cause a system failure or otherwise disrupt operations. The Company will be required to update some of its software so that its computer systems will continue to function properly. Completion of the upgrade is expected by June 1999, prior to any anticipated impact on its operating systems. The associated cost is anticipated to be less than $25,000.

The Company is unable to control whether its suppliers and service providers will be Year 2000 compliant. The Company has initiated communications with its significant vendors to determine the extent to which the Company's operations may be vulnerable to a failure by those third parties to properly address Year 2000 issues. The Company's operations may be affected to the extent that its vendors are unable to provide services or ship products. Management does not believe that Year 2000 changes will have a material impact on its business, financial condition or results of operations.

The Company's common stock has traded on the Nasdaq Small Cap Market since 1989. Listing standards for the Nasdaq Small Cap Market include a net tangible asset, market capitalization or net income test. As of June 30, 1998, the Company had net tangible assets of approximately $1.4 million, which does not meet the current listing standards. If the Company does not satisfy the listing standards on a continuous basis, its common stock will no longer be eligible for listing on the Nasdaq Small Cap Market. In such event, the liquidity of the Company's common stock is likely to be impaired and its trading price reduced. In addition, in such event, the holders of the Company's Series A Preferred Stock may require the Company to redeem their shares for cash. It is unlikely that the Company would be able to satisfy such a redemption request.

The Company may raise additional capital through the sale of debt or equity securities. Given the current adverse market conditions for biopharmaceutical companies, if the Company proceeds with a debt or equity financing, there is no assurance that funds will be available on favorable terms, or at all. If equity securities are issued to raise additional funds, substantial dilution to existing shareholders is likely to result.

In order to provide for both its immediate and longer-term spending requirements, the Company is presently seeking collaborative or other arrangements with larger pharmaceutical companies. Under these agreements, it is intended that such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. Competition for such arrangements is intense, however, with a large number of biopharmaceutical companies attempting to secure alliances with more established pharmaceutical companies. Although the Company has for some time been engaged in discussions with candidate companies, there is no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's immediate and longer-term funding requirements.

The Company's proposed products are in the preclinical or early clinical stage of development and will require significant further research, development, clinical testing and regulatory clearances. They are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that any or all of the proposed products will be found to be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances; that the proposed products, although effective, will be uneconomical to market; that third parties may now or in the future hold proprietary rights that preclude the Company from marketing them; or that third parties will market superior or equivalent products. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products or applications. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the Company does not expect to be able to commercialize any therapeutic drug for at least five years, either directly or through its prospective corporate partners or licensees. There can be no assurance that the Company's proposed products will prove to be safe or effective or receive regulatory approvals that are required for commercial sale. See "Risks Factors."

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The sections entitled "Nominees for Director," "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" included in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated herein by reference.

Item 10.  Executive Compensation

The sections entitled "Executive Compensation," "Option Matters," "Employment and Consulting Agreements" and "Director Compensation" included in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The section entitled "Principal Stockholders" included in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

The section entitled "Certain Transactions" included in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders is incorporated herein by reference.

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

Exhibit
Number  Description
--------------------------------------------------------------------------------
10.43 Amendment to Executive Stock Plan adopted December 13, 1993, incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-8 filed January 28, 1994.

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

Exhibit
Number  Description
--------------------------------------------------------------------------------
10.63 Registration Rights Agreement with holder of Series A Preferred Stock dated June 5, 1997, incorporated by reference to Exhibit 10.63 to the Company's Registration Statement on Form SB-2 filed June 18, 1997.
  21    Subsidiaries of the Registrant.
  23    Consent of Ernst & Young LLP, independent auditors.
  24    Power of Attorney (included on Signature page).
  27    Financial Data Schedule.
-------------------

  * Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                       Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CORTEX PHARMACEUTICALS, INC.



                                  By:  /s/ Vincent F. Simmon, Ph.D.
                                       ----------------------------
                                       Vincent F. Simmon, Ph.D.
                                       President and Chief Executive Officer

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

        Signature                     Title                          Date
        ---------                     -----                          ----

/s/ Vincent F. Simmon, Ph.D.    President and Chief           September 28, 1998
----------------------------     Executive Officer, Director
   Vincent F. Simmon, Ph.D.
(Principal Executive Officer)


/s/ D. Scott Hagen              Vice President,               September 28, 1998
----------------------------     Chief Financial Officer
   D. Scott Hagen                and Secretary
(Principal Financial and
  Accounting Officer)


/s/ Harvey S. Sadow, Ph.D.      Chairman of the Board         September 28, 1998
----------------------------     and Director
  Harvey S. Sadow, Ph.D.


/s/ Robert F. Allnutt           Director                      September 28, 1998
----------------------------
  Robert F. Allnutt


/s/ Charles J. Casamento        Director                      September 28, 1998
----------------------------
  Charles J. Casamento

/s/ Carl W. Cotman, Ph.D.       Director                      September 28, 1998
-------------------------------
  Carl W. Cotman, Ph.D.


/s/ Michael G. Grey             Director                      September 28, 1998
-------------------------------
  Michael G. Grey


/s/ Davis L. Temple, Jr., Ph.D. Director                      September 28, 1998
-------------------------------
  Davis L. Temple, Jr., Ph.D.

Index to Financial Statements


                                                                           Page
                                                                           ----
     Report of Independent Auditors......................................  F-2

     Balance Sheets - As of June 30, 1998 and 1997.......................  F-3

     Statements of Operations - For the years ended June 30, 1998 and
      1997 and the period from inception (February 10, 1987)
      through June 30, 1998..............................................  F-4

     Statements of Stockholders' Equity - For the period from
      inception (February 10, 1987) through June 30, 1998................  F-5

     Statements of Cash Flows - For the years ended June 30, 1998 and
      1997 and the period from inception (February 10, 1987)
      through June 30, 1998..............................................  F-10

     Notes to Financial Statements.......................................  F-11

     Report of Independent Auditors


     The Stockholders and Board of Directors
     Cortex Pharmaceuticals, Inc.

     We have audited the accompanying balance sheets of Cortex Pharmaceuticals, Inc. (a development stage enterprise) as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1998 and for the period from inception (February 10, 1987) through June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortex Pharmaceuticals, Inc. (a development stage enterprise) at June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1998 and for the period from inception (February 10, 1987) through June 30, 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Cortex Pharmaceuticals, Inc. will continue as a going concern. As discussed in Note 1, the Company is in the development stage and realization of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to support the Company's cost structure. Accordingly, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                  /s/   Ernst & Young LLP


     San Diego, California
     July 17, 1998

Cortex Pharmaceuticals, Inc.

(A development stage enterprise)

Balance Sheets


                                                         June 30, 1998    June 30, 1997
---------------------------------------------------------------------------------------
Assets

Current assets:
 Cash and cash equivalents                                $  2,124,008    $  7,568,803
 Other current assets                                           71,566          71,530
                                                          ------------    ------------
  Total current assets                                       2,195,574       7,640,333

Furniture, equipment and leasehold improvements, net           655,419         669,844
Other                                                           23,853          23,130
                                                          ------------    ------------
                                                          $  2,874,846    $  8,333,307
                                                          ============    ============

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
 Accounts payable                                         $    408,047    $    501,603
 Accrued dividends                                              26,775          74,250
 Accrued wages, salaries and related expenses                   62,475          58,683
 Current obligations under capital lease                            --           1,499
                                                          ------------    ------------
  Total current liabilities                                    497,297         636,035

Note payable to Alkermes, Inc.                                 948,253       1,092,265

Redeemable preferred stock:
 Series A convertible preferred stock, $0.001
  par value; $10,000 per share liquidation
  preference; shares authorized: 400;
  shares issued and outstanding: 250 (1998)
  and 400 (1997)                                             2,460,450       3,936,720

Stockholders' equity (deficit):
 9% cumulative convertible preferred stock,
  $0.001 par value; $1.00 per share liquidation
  preference; shares authorized: 1,250,000;
  shares issued and outstanding: 35,000 (1998)
  and 110,000 (1997)                                            35,000         110,000
 Series B convertible preferred stock, $0.001
  par value; $0.6667 per share liquidation
  preference; shares authorized: 3,200,000;
  shares issued and outstanding: 150,000                        86,810          86,810
 Common stock, $0.001 par value; shares
  authorized: 20,000,000; shares issued and
  outstanding: 10,237,126 (1998) and
  9,394,249 (1997)                                              10,237           9,394
 Additional paid-in capital                                 36,276,202      34,643,526
 Deficit accumulated during the development stage          (37,439,403)    (32,181,443)
                                                          ------------    ------------
  Total stockholders' equity (deficit)                      (1,031,154)      2,668,287
                                                          ------------    ------------
                                                          $  2,874,846    $  8,333,307
                                                          ============    ============

      See accompanying notes.

Cortex Pharmaceuticals, Inc.

(A development stage enterprise)

Statements of Operations


                                                                                     Period from
                                                                                       inception
                                                                                   (February 10,
                                                           Years ended June 30,     1987)through
                                                          --------------------          June 30,
                                                             1998      1997                 1998
------------------------------------------------------------------------------------------------
Revenues:
     Research and license revenue                     $   130,000    $        --    $  3,730,000
     Grant revenue                                             --             --          94,717
                                                      -----------    -----------    ------------
       Total revenues                                     130,000             --       3,824,717
                                                      -----------    -----------    ------------

     Operating expenses:
      Research and development                          4,007,466      3,376,284      26,352,862
      General and administrative                        1,584,369      1,709,320      13,344,248
      Settlement with Alkermes, Inc.                           --             --       1,227,977
                                                      -----------    -----------    ------------
       Total operating expenses                         5,591,835      5,085,604      40,925,087
                                                      -----------    -----------    ------------
     Loss from operations                              (5,461,835)    (5,085,604)    (37,100,370)
     Interest income, net                                 203,875        155,624       1,692,806
                                                      -----------    -----------    ------------
     Net loss before preferred stock
       accretion and dividends                        $(5,257,960)   $(4,929,980)   $(35,407,564)
                                                      -----------    -----------    ------------

     Preferred stock accretion and dividends:
      Accretion of and dividends on 9% Cumulative
       Convertible Preferred Stock                          3,150          9,900         607,924
     Imputed dividends for Series D Convertible
       Preferred Stock                                         --        879,672         879,672
     Imputed dividends for Series A Convertible
       Preferred Stock                                         --      1,012,493       1,012,493
                                                      -----------    -----------    ------------
     Net loss applicable to common stock              $(5,261,110)   $(6,832,045)   $(37,907,653)
                                                      ===========    ===========    ============

     Shares used in basic and diluted calculation       9,575,663      8,252,047
                                                      ===========    ===========
     Basic and diluted net loss per share             $     (0.55)   $     (0.83)
                                                      ===========    ===========

        See accompanying notes.

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      9%      Series B      Series C      Series D
                                             convertible   convertible   convertible   convertible            Additional
                                               preferred     preferred     preferred     preferred   Common      paid-in
                                                   stock         stock         stock         stock    stock      capital
------------------------------------------------------------------------------------------------------------------------
Balance, February 10, 1987
 (date of inception)                         $        --    $       --   $        --   $        --   $   --   $       --
 Sale of 1,420,000 shares of common stock,
  $0.005 per share                                    --            --            --            --    1,420        5,680
 Sale of 500,000 shares of common stock,
  $2.50 per share, net of expenses                    --            --            --            --      500    1,076,089
 Issuance of 11,000 shares of common stock
  for services, $2.50 per share                       --            --            --            --       11       27,489
 9% preferred stock accretion                         --            --            --            --       --           --
 Net loss                                             --            --            --            --       --           --
                                             -----------    ----------   -----------   -----------   ------   ----------
Balance, June 30, 1988                                --            --            --            --    1,931    1,109,258

 Conversion of subordinated convertible note
  and interest payable into 83,868 shares of
  common stock, $2.50 per share                       --            --            --            --       84      209,586
 Issuance of 500 shares of common stock for
  services, $2.50 per share                           --            --            --            --        1        1,249
 Conversion of 5,000 shares of 9% preferred
  stock into 3,333 shares of common stock             --            --            --            --        3       22,903
 9% preferred stock dividends                         --            --            --            --       --      (55,125)
 9% preferred stock accretion                         --            --            --            --       --           --
 Net loss                                             --            --            --            --       --           --
                                             -----------    ----------   -----------   -----------   ------   ----------
Balance, June 30, 1989                                --            --            --            --    2,019    1,287,871

 Initial public offering of 660,000 shares
  of common stock, $10.00 per share, net
  of expenses                                         --            --            --            --      660    5,244,230
 Redemption of 70,000 shares of common
  stock, $0.005 per share                             --            --            --            --      (70)        (280)
 9% preferred stock dividends                         --            --            --            --       --     (110,250)
 9% preferred stock accretion                         --            --            --            --       --           --
 Net loss                                             --            --            --            --       --           --
                                             -----------    ----------   -----------   -----------   ------   ----------
Balance, June 30, 1990                                --            --            --            --    2,609    6,421,571

 Sale of 3,181,253 shares of Series B
  convertible preferred stock, $0.6667
  per share, net of expenses                          --     1,841,108            --            --       --           --
 Conversion of 182,200 shares of 9%
  preferred stock into 24,293 shares of
  common stock                                        --            --            --            --       24      170,039
 Issuance of compensatory stock options               --            --            --            --       --      330,084
 Amortization of deferred compensation                --            --            --            --       --           --
 9% preferred stock dividends                         --            --            --            --       --      (85,653)
 9% preferred stock accretion                         --            --            --            --       --           --
 Net loss                                             --            --            --            --       --           --
                                             -----------    ----------   -----------   -----------   ------   ----------
Balance, June 30, 1991                       $        --    $1,841,108   $        --   $        --   $2,633   $6,836,041
                                             -----------    ----------   -----------   -----------   ------   ----------

                                                            Unrealized loss       Deficit
                                                               on available   accumulated
                                                              for sale U.S.    during the
                                                 Deferred        Government   development
                                             compensation        securities         stage          Total
--------------------------------------------------------------------------------------------------------
Balance, February 10, 1987
 (date of inception)                            $      --        $       --   $        --    $        --
 Sale of 1,420,000 shares of common stock,
  $0.005 per share                                     --                --            --          7,100
 Sale of 500,000 shares of common stock,
  $2.50 per share, net of expenses                     --                --            --      1,076,589
 Issuance of 11,000 shares of common stock
  for services, $2.50 per share                        --                --            --         27,500
 9% preferred stock accretion                          --                --        (2,560)        (2,560)
 Net loss                                              --                --      (400,193)      (400,193)
                                                ---------        ----------   -----------    -----------
Balance, June 30, 1988                                 --                --      (402,753)       708,436

 Conversion of subordinated convertible note
  and interest payable into 83,868 shares of
  common stock, $2.50 per share                        --                --            --        209,670
 Issuance of 500 shares of common stock for
  services, $2.50 per share                            --                --            --          1,250
 Conversion of 5,000 shares of 9% preferred
  stock into 3,333 shares of common stock              --                --            --         22,906
 9% preferred stock dividends                          --                --            --        (55,125)
 9% preferred stock accretion                          --                --       (32,733)       (32,733)
 Net loss                                              --                --    (1,222,517)    (1,222,517)
                                                ---------        ----------   -----------    -----------
Balance, June 30, 1989                                 --                --    (1,658,003)      (368,113)

 Initial public offering of 660,000 shares
  of common stock, $10.00 per share, net
  of expenses                                          --                --            --      5,244,890
 Redemption of 70,000 shares of common
  stock, $0.005 per share                              --                --            --           (350)
 9% preferred stock dividends                          --                --            --       (110,250)
 9% preferred stock accretion                          --                --       (33,064)       (33,064)
 Net loss                                              --                --    (2,187,870)    (2,187,870)
                                                ---------        ----------   -----------    -----------
Balance, June 30, 1990                                 --                --    (3,878,937)     2,545,243

 Sale of 3,181,253 shares of Series B
  convertible preferred stock, $0.6667
  per share, net of expenses                           --                --            --      1,841,108
 Conversion of 182,200 shares of 9%
  preferred stock into 24,293 shares of
  common stock                                         --                --            --        170,063
 Issuance of compensatory stock options          (291,938)               --            --         38,146
 Amortization of deferred compensation             90,016                --            --         90,016
 9% preferred stock dividends                          --                --            --        (85,653)
 9% preferred stock accretion                          --                --       (32,075)       (32,075)
 Net loss                                              --                --    (2,593,968)    (2,593,968)
                                                ---------        ----------   -----------    -----------
Balance, June 30, 1991                          $(201,922)       $       --   $(6,504,980)   $ 1,972,880
                                                ---------        ----------   -----------    -----------

     Continued . . .

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY
(Continued)


                                                        9%       Series B       Series C       Series D
                                               convertible    convertible    convertible    convertible                  Additional
                                                 preferred      preferred      preferred      preferred       Common        paid-in
                                                     stock          stock          stock          stock        stock        capital
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1991                         $        --     $1,841,108    $        --    $        --       $2,633    $ 6,836,041

 Sale of 150,000 shares of common stock to
  Alkermes, Inc., $10.00 per share                      --             --             --             --          150      1,499,850
 Conversion of 306,275 shares of 9% preferred
  stock into 40,835 shares of common stock              --             --             --             --           40        335,283
 Conversion of 1,525,003 shares of Series B
  preferred stock into 149,629 shares of
  common stock                                          --       (882,576)            --             --          150        882,426
 Issuance of 73,979 shares of common stock
  upon exercise of stock options                        --             --             --             --           74        110,313
 Issuance of two shares of common stock upon
  exercise of warrants                                  --             --             --             --           --             27
 Issuance of compensatory stock options                                --             --             --           --         24,532
 Forfeiture of compensatory stock options               --             --             --             --           --       (146,182)
 Amortization of deferred compensation                  --             --             --             --           --             --
 9% preferred stock dividends                           --             --             --             --           --        (68,906)
 9% preferred stock accretion                           --             --             --             --           --             --
 Net loss                                               --             --             --             --           --             --
                                               -----------     ----------    -----------    -----------       ------    -----------
Balance, June 30, 1992                                  --        958,532             --             --        3,047      9,473,384

 Conversion of 287,150 shares of 9%
  preferred stock into 38,287 shares of
  common stock                                          --             --             --             --           38        360,398
 Conversion of 1,081,250 shares of Series B
  preferred stock into 106,088 shares of
  common stock                                          --       (625,758)            --             --          106        625,652
 Redemption of 12,627 shares of common
  stock, $7.65 per share                                --             --             --             --          (12)       (96,662)
 Issuance of 30,789 shares of common stock
  upon exercise of stock options                        --             --             --             --           31         60,915
 Issuance of compensatory stock options                 --             --             --             --           --        350,000
 Amortization of deferred compensation                  --             --             --             --           --             --
 9% preferred stock dividends                           --             --             --             --           --        (53,028)
 9% preferred stock accretion                           --             --             --             --           --             --
 Net loss                                               --             --             --             --           --             --
                                               -----------     ----------    -----------    -----------       ------    -----------
Balance, June 30, 1993                         $        --     $  332,774    $        --    $        --       $3,210    $10,720,659
                                               -----------     ----------    -----------    -----------       ------    -----------


                                                                Unrealized loss       Deficit
                                                                   on available   accumulated
                                                                  for sale U.S.    during the
                                                    Deferred         Government   development
                                                compensation         securities         stage          Total
------------------------------------------------------------------------------------------------------------
Balance, June 30, 1991                             $(201,922)       $        --   $(6,504,980)   $ 1,972,880

 Sale of 150,000 shares of common stock to
  Alkermes, Inc., $10.00 per share                        --                 --            --      1,500,000
 Conversion of 306,275 shares of 9% preferred
  stock into 40,835 shares of common stock                --                 --            --        335,323
 Conversion of 1,525,003 shares of Series B
  preferred stock into 149,629 shares of
  common stock                                            --                 --            --             --
 Issuance of 73,979 shares of common stock
  upon exercise of stock options                          --                 --            --        110,387
 Issuance of two shares of common stock upon
  exercise of warrants                                    --                 --            --             27
 Issuance of compensatory stock options              (19,375)                --            --          5,157
 Forfeiture of compensatory stock options            146,182                 --            --             --
 Amortization of deferred compensation                58,567                 --            --         58,567
 9% preferred stock dividends                             --                 --            --        (68,906)
 9% preferred stock accretion                             --                 --       (23,242)       (23,242)
 Net loss                                                 --                 --    (2,354,770)    (2,354,770)
                                                   ---------        -----------   -----------    -----------
Balance, June 30, 1992                               (16,548)                --    (8,882,992)     1,535,423

 Conversion of 287,150 shares of 9%
  preferred stock into 38,287 shares of
  common stock                                            --                 --            --        360,436
 Conversion of 1,081,250 shares of Series B
  preferred stock into 106,088 shares of
  common stock                                            --                 --            --             --
 Redemption of 12,627 shares of common
  stock, $7.65 per share                                  --                 --            --        (96,674)
 Issuance of 30,789 shares of common stock
  upon exercise of stock options                          --                 --            --         60,946
 Issuance of compensatory stock options             (280,000)                --            --         70,000
 Amortization of deferred compensation                36,897                 --            --         36,897
 9% preferred stock dividends                             --                 --            --        (53,028)
 9% preferred stock accretion                             --                 --       (16,000)       (16,000)
 Net loss                                                 --                 --      (761,536)      (761,536)
                                                   ---------        -----------   -----------    -----------
Balance, June 30, 1993                             $(259,651)       $        --   $(9,660,528)   $ 1,136,464
                                                   ---------        -----------   -----------    -----------

     Continued . . .

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY
(Continued)

                                           9%        Series B         Series C         Series D
                                  convertible     convertible      convertible      convertible
                                    preferred       preferred        preferred        preferred           Common
                                        stock           stock            stock            stock            stock
----------------------------------------------------------------------------------------------------------------

Balance, June 30, 1993              $     --         $332,774        $      --        $      --          $ 3,210

 Sale of 2,750,000 shares of
  common stock,
  $5.00 per share, net of
   expenses                               --               --               --               --            2,750
 Sale of 103,577 shares of
  common stock,
  $6.40 per share, net of
   expenses                               --               --               --               --              104
 Conversion of 15,625 shares
  of 9% preferred stock
  into 2,083 shares of
   common stock                           --               --               --               --                2
 Conversion of 50,000 shares
  of Series B preferred
  stock into 4,906 shares of
   common stock                           --          (28,937)              --               --                5
 Issuance of compensatory
  stock options                           --               --               --               --               --
 Amortization of deferred
  compensation                            --               --               --               --               --
 Issuance of 3,401 shares of
  common stock upon
  exercise of stock options               --               --               --               --                3
 9% preferred stock dividends             --               --               --               --               --
 Unrealized loss on
  available for sale
  U.S. Government securities              --               --               --               --               --
 Net loss                                 --               --               --               --               --
                                    --------         --------        -----------       ----------     ----------
Balance, June 30, 1994                    --          303,837               --               --            6,074

 Reclassification of
  unredeemed 9%
  preferred stock                    370,000               --               --               --               --
 Issuance of warrants to
  purchase
  265,000 shares of common
   stock                                  --               --               --               --               --
 Adjustment of accrued
  dividends for
  redemption of 9% preferred
   stock                                  --               --               --               --               --
 Issuance of 11,272 shares
  of common stock
  upon exercise of stock
   options                                --               --               --               --               11
 Amortization of deferred
  compensation                            --               --               --               --               --
 9% preferred stock dividends             --               --               --               --               --
 Decrease in unrealized loss
  on available for
  sale U.S. Government
   securities                             --               --               --               --               --
 Net loss                                 --               --               --               --               --
                                    --------         --------        -----------       ----------     ----------
Balance, June 30, 1995              $370,000         $303,837        $      --        $      --          $ 6,085
                                    --------         --------        -----------       ----------     ----------

                                                                Unrealized loss               Deficit
                                                                   on available           accumulated
                                     Additional                   for sale U.S.            during the
                                        paid-in        Deferred      Government           development
                                        capital    compensation      securities                 stage         Total
-------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1993              $10,720,659       $(259,651)      $      --          $ (9,660,528)  $ 1,136,464

 Sale of 2,750,000 shares of
  common stock,
  $5.00 per share, net of
   expenses                          12,359,611              --              --                    --    12,362,361
 Sale of 103,577 shares of
  common stock,
  $6.40 per share, net of
   expenses                             510,707              --              --                    --       510,811
 Conversion of 15,625 shares
  of 9% preferred stock
  into 2,083 shares of
   common stock                          20,545              --              --                    --        20,547
 Conversion of 50,000 shares
  of Series B preferred
  stock into 4,906 shares of
   common stock                          28,932              --              --                    --            --
 Issuance of compensatory
  stock options                         100,625              --              --                    --       100,625
 Amortization of deferred
  compensation                               --          58,200              --                    --        58,200
 Issuance of 3,401 shares of
  common stock upon
  exercise of stock options               6,461              --              --                    --         6,464
 9% preferred stock dividends           (39,038)             --              --                    --       (39,038)
 Unrealized loss on
  available for sale
  U.S. Government securities                 --              --        (163,562)                   --      (163,562)
 Net loss                                    --              --              --            (4,704,991)   (4,704,991)
                                    -----------    ------------     -----------          ------------   -----------
Balance, June 30, 1994               23,708,502        (201,451)       (163,562)          (14,365,519)    9,287,881

 Reclassification of
  unredeemed 9%
  preferred stock                            --              --              --                    --       370,000
 Issuance of warrants to
  purchase
  265,000 shares of common
   stock                                232,746              --              --                    --       232,746
 Adjustment of accrued
  dividends for
  redemption of 9% preferred
   stock                                 25,819              --              --                    --        25,819
 Issuance of 11,272 shares
  of common stock
  upon exercise of stock
   options                               24,023              --              --                    --        24,034
 Amortization of deferred
  compensation                               --          56,092              --                    --        56,092
 9% preferred stock dividends           (33,300)             --              --                    --       (33,300)
 Decrease in unrealized loss
  on available for
  sale U.S. Government
   securities                                --              --         144,956                    --       144,956
 Net loss                                    --              --              --            (6,835,532)   (6,835,532)
                                    -----------    ------------     -----------          ------------   -----------
Balance, June 30, 1995              $23,957,790    $   (145,359)    $   (18,606)         $(21,201,051)  $ 3,272,696
                                    -----------    ------------     -----------          ------------   -----------

     Continued...

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY
(Continued)


                                         9%       Series B       Series C      Series D
                                convertible    convertible    convertible   convertible                   Additional
                                  preferred      preferred      preferred     preferred         Common       paid-in
                                      stock          stock          stock         stock          stock       capital
--------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995            $ 370,000      $ 303,837    $        --   $        --        $ 6,085   $23,957,790
 Sale of 160 shares of
  Series C convertible
  preferred stock, $25,000
   per share, net of
  expenses                               --             --      3,576,544            --             --            --
 Issuance of warrants to
  purchase 106,195 shares
  of common stock                        --             --       (136,654)           --             --       136,654
 Conversion of 260,000
  shares of 9% preferred
  stock into 34,667 shares
   of common stock                 (260,000)            --             --            --             35       259,965
 Conversion of 375,000
  shares of Series B
  preferred
  stock into 36,793 shares
   of common stock                       --       (217,027)            --            --             37       216,990
 Conversion of 125 shares of
  Series C preferred stock
  into 1,133,037 shares of
   common stock                          --             --     (2,687,414)           --          1,133     2,686,281
 Adjustment of accrued
  dividends for conversion of
  9% preferred stock                     --             --             --            --             --       128,700
 Issuance of 205,878 shares
  of common stock upon
  exercise of stock options              --             --             --            --            206       774,049
 Amortization of deferred
  compensation                           --             --             --            --             --            --
 Reversal of unamortized
  deferred compensation upon
  resignation of Chief
   Executive Officer                     --             --             --            --             --      (103,250)
 9% preferred stock dividends            --             --             --            --             --        (9,900)
 Decrease in unrealized loss
  on available for sale U.S.
  Government securities                  --             --             --            --             --            --
 Net loss                                --             --             --            --             --            --
                                -----------    -----------    -----------    ----------    -----------   -----------
Balance, June 30, 1996              110,000         86,810        752,476            --          7,496    28,047,279

 Series A preferred stock
  imputed dividends                      --             --             --            --             --     1,012,493
 Sale of 400 shares of
  Series D convertible
  preferred stock, $10,000
   per share, net of
  expenses                               --             --             --     3,719,636             --            --
 Series D preferred stock
  imputed dividends                      --             --             --            --             --       879,672
 Conversion of 35 shares of
  Series C convertible
  preferred stock into
   384,574 shares of common
  stock                                  --             --       (752,476)           --            384       752,092
 Conversion of 400 shares of
  Series D convertible
  preferred stock into
   1,433,437 shares of
  common stock                           --             --             --    (3,719,636)         1,433     3,718,203
 Issuance of 50,000 shares
  of common stock upon
  exercise of warrant                    --             --             --            --             50       149,950
 Issuance of 30,662 shares
  of common stock upon
  exercise of stock options              --             --             --            --             31        93,737
 9% preferred stock dividends            --             --             --            --             --        (9,900)
 Net loss                                --             --             --            --             --            --
                                -----------    -----------    -----------    ----------    -----------   -----------
Balance, June 30, 1997            $ 110,000      $  86,810    $        --   $        --        $ 9,394   $34,643,526
                                -----------    -----------    -----------    ----------    -----------   -----------





                                             Unrealized loss         Deficit
                                                on available     accumulated
                                               for sale U.S.      during the
                                    Deferred      Government     development
                                compensation      securities           stage         Total
------------------------------------------------------------------------------------------
Balance, June 30, 1995             $(145,359)     $ (18,606)   $(21,201,051)   $ 3,272,696

 Sale of 160 shares of
  Series C convertible
  preferred stock, $25,000
   per share, net of
  expenses                                --             --              --      3,576,544
 Issuance of warrants to
  purchase 106,195 shares
  of common stock                         --             --              --             --
 Conversion of 260,000
  shares of 9% preferred
  stock into 34,667 shares
   of common stock                        --             --              --             --
 Conversion of 375,000
  shares of Series B
  preferred
  stock into 36,793 shares
   of common stock                        --             --              --             --
 Conversion of 125 shares of
  Series C preferred stock
  into 1,133,037 shares of
   common stock                           --             --              --             --
 Adjustment of accrued
  dividends for conversion of
  9% preferred stock                      --             --              --        128,700
 Issuance of 205,878 shares
  of common stock upon
  exercise of stock options               --             --              --        774,255
 Amortization of deferred
  compensation                        42,109             --              --         42,109
 Reversal of unamortized
  deferred compensation upon
  resignation of Chief
   Executive Officer                 103,250             --              --             --
 9% preferred stock dividends             --             --              --         (9,900)
 Decrease in unrealized loss
  on available for sale U.S.
  Government securities                   --         18,606              --         18,606
 Net loss                                 --             --      (4,158,247)    (4,158,247)
                                ------------    -----------    ------------    -----------
Balance, June 30, 1996                    --             --     (25,359,298)     3,644,763

 Series A preferred stock
  imputed dividends                       --             --      (1,012,493)            --
 Sale of 400 shares of
  Series D convertible
  preferred stock, $10,000
   per share, net of
  expenses                                --             --              --      3,719,636
 Series D preferred stock
  imputed dividends                       --             --        (879,672)            --
 Conversion of 35 shares of
  Series C convertible
  preferred stock into
   384,574 shares of common
  stock                                   --             --              --             --
 Conversion of 400 shares of
  Series D convertible
  preferred stock into
   1,433,437 shares of
  common stock                            --             --              --             --
 Issuance of 50,000 shares
  of common stock upon
  exercise of warrant                     --             --              --        150,000
 Issuance of 30,662 shares
  of common stock upon
  exercise of stock options               --             --              --         93,768
 9% preferred stock dividends             --             --              --         (9,900)
 Net loss                                 --             --      (4,929,980)    (4,929,980)
                                ------------    -----------    ------------    -----------
Balance, June 30, 1997             $      --      $      --    $(32,181,443)   $ 2,668,287
                                ------------    -----------    ------------    -----------

    Continued................

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY
(Continued)

                                             9%       Series B       Series C      Series D
                                    convertible    convertible    convertible   convertible                   Additional
                                      preferred      preferred      preferred     preferred         Common       paid-in
                                          stock          stock          stock         stock          stock       capital
------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997                $ 110,000      $  86,810    $        --    $       --    $     9,394   $34,643,526

 Issuance of warrants to
  purchase 75,000 shares
  of common stock                            --             --             --            --             --        34,774
 Conversion of 75,000 shares
  of 9% preferred
  stock into 9,999 shares of
   common
  stock                                 (75,000)            --             --            --             10        74,990
 Conversion of 150 shares of
  Series A redeemable
  convertible preferred
   stock into 832,878 shares
   of
  common stock                               --             --             --            --            833     1,475,437
 Adjustment of accrued
  dividends for conversion of
  9% preferred stock                         --             --             --            --             --        50,625
 9% preferred stock dividends                --             --             --            --             --        (3,150)
 Net loss                                    --             --             --            --             --            --
                                    -----------    -----------    -----------    ----------    -----------   -----------
Balance, June 30, 1998              $    35,000    $    86,810    $        --    $       --    $    10,237   $36,276,202
                                    ===========    ===========    ===========    ==========    ===========   ===========



                                                 Unrealized loss       Deficit
                                                    on available   accumulated
                                                   for sale U.S.    during the
                                        Deferred      Government   development
                                    compensation      securities         stage          Total
---------------------------------------------------------------------------------------------


Balance, June 30, 1997              $         --     $        --  $(32,181,443)   $ 2,668,287

 Issuance of warrants to
  purchase 75,000 shares
  of common stock                             --              --            --         34,774
 Conversion of 75,000 shares
  of 9% preferred
  stock into 9,999 shares of
   common
  stock                                       --              --            --             --
 Conversion of 150 shares of
  Series A redeemable
  convertible preferred
   stock into 832,878 shares
   of common stock                            --              --            --      1,476,270
 Adjustment of accrued
  dividends for conversion of
  9% preferred stock                          --              --            --         50,625
 9% preferred stock dividends                 --              --            --         (3,150)
 Net loss                                     --              --    (5,257,960)    (5,257,960)
                                    ------------     -----------  ------------    -----------
Balance, June 30, 1998              $         --     $        --  $(37,439,403)   $(1,031,154)
                                    ============     ===========  ============    ===========

  See accompanying notes.

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)

STATEMENTS OF CASH FLOWS

                                                                                                Period from
                                                                                                  inception
                                                                                               (February 10,
                                                                      Years ended June 30,     1987) through
                                                                  --------------------------        June 30,
                                                                        1998            1997            1998
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                    $(5,257,960)   $(4,929,980)   $(35,407,564)
      Adjustments to reconcile net loss
       to net cash used in operating activities:
         Depreciation and amortization                                201,660        198,059       1,508,741
         Settlement with Alkermes, Inc.                                    --             --       1,227,977
         Changes in operating assets/liabilities:
          Accounts payable and accrued expenses                       (89,764)       302,809         470,522
          Accrued interest on U.S. Government securities               (8,709)       (12,673)       (171,238)
          Other current assets                                            (36)        16,897         (71,566)
          Interest receivable from former officer                          --             --         (19,274)
         Realized loss on sale of U.S. Government securities               --             --          54,317
         Stock option compensation expense                                 --             --         555,809
         Stock issued for services                                         --             --          28,750
         Reduction in note receivable from former
          officer -- compensation expense                                  --             --          22,600
         Changes in other assets and other liabilities                 88,743         54,935         188,997
                                                                  -----------    -----------    ------------
      Net cash used in operating activities                        (5,066,066)    (4,369,953)    (31,611,929)
                                                                  -----------    -----------    ------------

     Cash flows from investing activities:
      U.S. Government securities -- available for sale
       Purchases                                                   (1,739,995)      (937,327)    (38,823,738)
       Sales                                                        1,750,000        950,000      38,940,820
      Purchase of fixed assets                                       (187,235)       (61,054)     (2,135,636)
      Sale of fixed assets                                                 --            752          10,988
      Decrease (increase) in --
       Other assets                                                        --          3,212         (39,870)
       Note receivable from former officer                                 --             --        (100,000)
                                                                  -----------    -----------    ------------
      Net cash used in investing activities                          (177,230)       (44,417)     (2,147,436)
                                                                  -----------    -----------    ------------

     Cash flows from financing activities:
      Proceeds from issuance of 9% preferred stock                         --             --       1,076,588
      Redemption of 9% preferred stock                                     --             --         (63,750)
      Payment of 9% preferred stock dividends                              --             --        (110,250)
      Proceeds from issuance of Series B
       convertible preferred stock                                         --             --       1,841,108
      Proceeds from issuance of Series C
       convertible preferred stock                                         --             --       3,576,543
      Proceeds from issuance of Series D
       convertible preferred stock                                         --      3,719,636       3,719,636
      Proceeds from issuance of Series A
       convertible preferred stock                                         --      3,936,720       3,936,720
      Proceeds from issuance of common stock                               --        243,768      21,922,418
      Proceeds from subordinated convertible note                          --             --         208,333
      Principal payments on note payable to Alkermes, Inc.           (200,000)            --        (200,000)
      Principal payments on capitalized leases                         (1,499)        (8,501)        (23,973)
                                                                  -----------    -----------    ------------
      Net cash provided by (used in) financing activities            (201,499)     7,891,623      35,883,373
                                                                  -----------    -----------    ------------

     Increase (decrease) in cash and cash equivalents              (5,444,795)     3,477,253       2,124,008
     Cash and cash equivalents, beginning of period                 7,568,803      4,091,550              --
                                                                  -----------    -----------    ------------
     Cash and cash equivalents, end of period                     $ 2,124,008    $ 7,568,803    $  2,124,008
                                                                  ===========    ===========    ============

         See accompanying notes.

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

Period from inception (February 10, 1987) through June 30, 1998

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

Basis of Presentation; Development Stage Enterprise -- From inception through June 30, 1998, the Company has generated only modest operating revenues and has incurred losses aggregating $35,407,564. Successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company's cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company is likely to raise additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all, and if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

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

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Net Loss per Share -- Net loss per share is computed based on the weighted average number of common shares outstanding and includes preferred stock dividends. Shares issuable upon conversion of preferred stock and upon exercise of outstanding stock options and warrants are not included since the effects would be anti-dilutive. For purposes of computing net loss per share, preferred stock dividends include dividends that actually accrued and `imputed dividends' for preferred stock issued with a nondetachable beneficial conversion feature near the date of issuance. Imputed dividends represent the aggregate difference between conversion price and the fair market value of the common stock as of the date of issuance of the preferred stock, without regard to the actual date upon which the preferred stock may be converted.

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All net loss per share amounts for all periods have been presented, and where necessary restated, to conform to the SFAS 128 requirements.

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

Reclassifications -- Certain previously reported amounts have been reclassified to conform with the June 30, 1998 presentation.

Note 2 -- Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements consist of the following:

                                             June 30,
                                    --------------------------
                                        1998           1997
                                    --------------------------
      Laboratory equipment          $ 1,168,958    $ 1,017,461
      Leasehold improvements            622,036        620,716
      Furniture and equipment           112,129         90,689
      Computers and software            236,008        223,030
                                    -----------    -----------
                                      2,139,131      1,951,896
      Accumulated depreciation       (1,483,712)    (1,282,052)
                                    -----------    -----------
                                    $   655,419    $   669,844
                                    ===========    ===========

Note 3 -- Redeemable Preferred Stock

In May 1997, the Board of Directors designated 400 shares of a newly created series of preferred stock, the Series A Convertible Preferred Stock ("Series A Preferred"). Series A Preferred at June 30, 1998 and June 30, 1997 consisted of 250 and 400 shares, respectively, of 400 shares issued in a two-tranche private placement in June 1997. The Series A Preferred is convertible at an effective conversion price derived from the lowest of the dollar volume weighted average trading prices of the Company's common stock for each of the five trading days immediately preceding the conversion date ("Average Stock Price"). The effective conversion price is equal to 80% of the Average Stock Price if the Average Stock Price is greater than $2.50 per share at the time of conversion; $2.00 per share if the Average Stock Price is less than $2.50 but greater than $2.10 per share; or 95% of the Average Stock Price if the Average Stock Price is less than or equal to $2.10 per share. The conversion rate is subject to adjustment at the rate of six percent per annum based on the length of the period from issuance of the Series A Preferred until its conversion. Provided the effective conversion price for a given conversion is equal to or greater than $2.75 per share, the holder of the Series A Preferred may purchase up to the same number of common shares as the holder is acquiring upon such conversion at the effective conversion price. Any election to exercise this right to purchase additional shares must be made at the time of conversion of the related Series A Preferred, and the right is forfeited to the extent that it is not fully exercised at such time. Holders of the Series A Preferred are entitled to a liquidation preference, after payment of full liquidation preference to holders of the 9% Preferred and Series B Preferred, of an amount equal to $10,000 per share, plus $600 per share for each year that such share is outstanding. The Series A Preferred holders may elect to redeem their shares under certain circumstances, such as the delisting of the Company's common stock from Nasdaq, at prices up to 125% of the liquidation preference. The Series A Preferred automatically converts into common stock on the third anniversary from the date of issuance of such shares. Imputed dividends of $1,012,493 related to the private placement were recorded and included in the computation of net loss per share for the year ended June 30, 1997 (Note 1).

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

The 9% Cumulative Convertible Preferred Stock as of June 30, 1998 and June 30, 1997 consisted of 35,000 and 110,000 shares, respectively, of an original 1,250,000 shares of 9% Preferred issued in a 1988 private placement. Each share of 9% Preferred is convertible into approximately 0.1333 shares of common stock at an effective conversion price of $7.50 per share of common stock, subject to adjustment under certain circumstances, such as stock splits or stock dividends. Cash dividends on the 9% Preferred accrue semi-annually on June 15th and December 15th at the rate of $0.09 per share per annum. In order to conserve capital for operations, the Company has elected not to distribute the dividends that have accrued from June 15, 1990. Upon conversion of 9% Preferred, accrued and unpaid dividends are credited to additional paid-in capital. Accrued and unpaid dividends as of June 30, 1998 and June 30, 1997 were $26,775 and $74,250, respectively. The Company may redeem the 9% Preferred at any time at a price of $1.00 per share, an amount equal to its liquidation preference, upon not less than 30 nor more than 60 days' notice.

Series B Convertible Preferred Stock as of June 30, 1998 and June 30, 1997 consisted of 150,000 shares of Series B Preferred issued in a May 1991 private placement. Each share of Series B Preferred is convertible into approximately
0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, subject to adjustment under certain circumstances such as stock splits or stock dividends. The Series B Preferred may be redeemed by the Company at a price of $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days' notice. The liquidation preference of the Series B Preferred is subordinate to that of the 9% Preferred.

Series C Convertible Preferred Stock originally consisted of 160 shares issued in a private placement in December 1995. As of June 30, 1997, all outstanding shares of Series C Preferred had been converted into 1,517,611 shares of common stock. The relative effective conversion prices ranged from $2.33 to $2.83, as computed in accordance with a formula that was indexed to the average bid price of the Company's common shares.

In October 1996, the Board of Directors designated 500 shares of a new series of preferred stock, the Series D Convertible Preferred Stock ("Series D Preferred"). An aggregate of 400 shares of Series D Preferred were issued in a three-tranche private placement initiated in October 1996 and completed in February 1997. Each share of Series D Preferred was convertible into common stock at an effective per share conversion price that was the lower of (i) 110% of the average closing bid price for the five trading days immediately preceding the closing date ($2.9425, $4.52375 and $4.63375 for the first, second and third tranches, respectively) or (ii) that price that was 18% below the average closing bid price for the five trading days immediately preceding the conversion date, in each case subject to adjustment at the rate of six percent per annum based on the length of the period from issuance of the Series D Preferred until its conversion. As of June 30, 1997, all outstanding shares of Series D Preferred had been converted into an aggregate of 1,433,437 shares of the Company's common stock at effective conversion prices ranging from $2.06 to $3.35 per share of common stock. Imputed dividends aggregating $879,672 were recorded in connection with the three tranches, and were included in the computation of net loss per share for the fiscal year ended June 30, 1997 (Note 1).

Common Stock and Common Stock Purchase Warrants

In connection with the December 1995 private placement of 160 shares of Series C Preferred Stock, the Company issued to the placement agent for the transaction a five-year non-redeemable warrant to purchase 106,195 shares of common stock at a price of $2.825 per share, subject to adjustment under certain circumstances. The warrants contain cashless exercise provisions and include piggyback registration rights.

In connection with the June 1997 private placement of 400 shares of Series A Preferred Stock, the Company issued to the eleven participating institutional investors four-year non-redeemable warrants to purchase an aggregate of 800,000 shares of common stock at a price of $3.08 per share, subject to adjustment under certain circumstances.

In connection with the restructuring of the note payable to Alkermes, Inc. (Note
5), in February 1998 the Company issued to Alkermes a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $1.55 per share, representing the average of the high and low sale prices of Cortex common stock as of the date of the restructuring.

As of June 30, 1998, the Company had reserved an aggregate of 4,667 shares of common stock for issuance upon conversion of the outstanding 9% Preferred Stock; 14,717 shares for issuance upon conversion of the Series B Preferred Stock; 1,483,983 shares for issuance upon conversion of the Series A Preferred Stock; 1,286,694 shares for issuance upon exercise of warrants; and 1,011,446 shares for issuance upon exercise of outstanding stock options.


Stock Option and Stock Purchase Plans

Employee/Director Option Plan -- The Company's 1989 Incentive Stock Option, Nonqualified Stock Option and Stock Purchase Plan provides for the granting by the Company of options and rights to purchase up to an aggregate of 700,000 shares of the Company's authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganizations) to directors, officers and other employees of the Company. The exercise price of nonqualified stock options and the purchase price of stock offered under this plan, which terminates February 2, 1999, must be at least 85% of the fair market value of the common stock on the date of grant. The exercise price of incentive stock options must be at least equal to the fair market value of the common stock on the date of grant. As of June 30, 1998, options to purchase an aggregate of 477,279 shares of common stock were outstanding under this plan.

Consultant Plan -- The Company's 1989 Special Nonqualified Stock Option and Stock Purchase Plan provides for the granting by the Company of options and rights to purchase up to an aggregate of 400,000 shares of the Company's authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganizations) to consultants to the Company. The exercise price of nonqualified stock options and the purchase price of stock offered under this plan, which terminates February 2, 1999, must be at least 50% of the fair market value of the common stock on the date of grant. As of June 30, 1998, options to purchase an aggregate of 302,554 shares of common stock were outstanding under this plan.

Executive Stock Plan -- In connection with his 1991 election as Chairman of the Board, Harvey S. Sadow, Ph.D. was granted an option to purchase 10,000 shares of common stock at an exercise price of $2.19 per share, representing 50% of the fair market value of the common stock on the date of grant. As of June 30, 1998, this was the only option outstanding under the Executive Stock Plan.

1996 Stock Incentive Plan -- The 1996 Plan provides for the granting of options and rights to purchase up to an aggregate of 1,293,499 shares of the Company's authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganizations) to qualified employees, officers, directors, consultants and other service providers. No further options will be granted under the Company's earlier stock option and stock purchase plans. The exercise price of nonqualified stock options and the purchase price of stock offered under the 1996 Plan, which terminates October 25, 2006, must be at least 85% of the fair market value of the common stock of the date of grant. The exercise price of incentive stock options must be at least equal to the fair market value of the common stock on the date of grant. Each non-employee director (other than those who serve on the Board of Directors to oversee an investment in the Company) is automatically granted options to purchase 15,000 shares of common stock upon commencement of service as a director and additional options to purchase 6,000 shares of common stock on the date of each Annual Meeting of Stockholders. Non-employee directors who serve on the Board of Directors to oversee an investment in the Company receive options to purchase 7,500 shares of common stock upon commencement of service as a director and additional options to purchase 3,000 shares of common stock on the date of each Annual Meeting of Stockholders. These nonqualified options have an exercise price equal to 100% of the fair market value of the common stock on the date of grant, have a ten-year term and vest in equal increments of 33 1/3% on the anniversary dates of the dates of grant. As of June 30, 1998, options to purchase an aggregate of 221,813 shares of common stock were outstanding under the 1996 Plan, and an additional 1,071,686 shares of common stock were reserved for future option grants.

As of June 30, 1998, options to purchase an aggregate of 685,549 shares of common stock were exercisable under the Company's stock option plans. During the years ended June 30, 1998 and 1997 and the period from inception (February 10, 1987) through June 30, 1998, options to purchase 0, 0, and 261,289 shares of common stock, respectively, were issued to certain directors and officers of the Company with exercise prices below the fair market value of the common stock on the dates of grant. The aggregate difference between the fair market value on the date of grant and the exercise price of the options granted has been recorded as compensation expense over the vesting period of the options. Stock option compensation expense related to these transactions, aggregating $0, $0 and $555,809 for the years ended June 30, 1998 and 1997 and the period from inception (February 10, 1987) through June 30, 1998, respectively, has been recorded in the accompanying statements of operations.

Stock option transactions under the Company's stock option plans for each of the two years in the period ended June 30, 1998 are summarized below:


                                                         Weighted average
                                                Number     exercise price
                                             of shares          per share
                                          -------------------------------
        Outstanding as of June 30, 1996        895,931          $    4.39
          Granted                              143,117               3.30
          Exercised                            (30,662)              3.06
          Forfeited                            (39,207)              4.85
                                             ---------          ---------
        Outstanding as of June 30, 1997        969,179          $    4.25
          Granted                              142,029               2.42
          Exercised                                 --                 --
          Forfeited                            (99,562)              5.38
                                             ---------          ---------
        Outstanding as of June 30, 1998      1,011,646          $    3.88
                                             =========          =========
        Available for future grant           1,071,686
                                             =========

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

Pro forma information regarding net loss and net loss per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and has been determined as if the Company had accounted for its employee stock plans under the fair value method. The fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for the years ended June 30, 1998 and 1997, respectively: risk-free interest rates of 5.3% to 5.5% and 5.7% to 6.1%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 90% and 100%; and a weighted average life of 1.2 to
4.6 years and 0.5 to 4.2 years. The estimated weighted average fair value of options granted during the years ended June 30, 1998 and 1997 was $1.48 and $1.95, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion the existing models do not provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the vesting period of the options, resulting in the following pro forma information for the years ended June 30, 1998 and 1997:


                                                        June 30,
                                                    1998          1997
                                              ------------------------
        Pro forma net loss before preferred
          stock accretion and dividends       $5,567,617    $5,436,435
        Pro forma net loss applicable to
          common stock                         5,570,767     7,338,500
        Pro forma net loss per share          $    (0.58)   $    (0.89)


The results above are not necessarily indicative of the effects of SFAS 123 on reported net income or loss for future periods as these amounts reflect the related expense for only two years of stock option vesting.

Information regarding stock options outstanding at June 30, 1998 is as follows:

                                        Options Outstanding                              Options Exercisable
                          ----------------------------------------------------   ---------------------------------
                                                     Weighted
                                    Number            average         Weighted             Number         Weighted
               Range of        outstanding          remaining          average        exercisable          average
        exercise prices   at June 30, 1998   contractual life   exercise price   at June 30, 1998   exercise price
------------------------------------------------------------------------------------------------------------------
         $1.50  -  3.00            363,488          7.8 years            $2.56            171,568            $2.53
          3.13  -  3.75            338,332          6.6 years             3.29            287,961             3.30
          4.13  -  9.38            309,826          7.1 years             6.08            226,020             6.34
                                 ---------                                                -------
                                 1,011,646                                                685,549
                                 =========                                                =======

Note 5 -- Note Payable to Alkermes, Inc.

In January 1992, the Company entered into an agreement with Alkermes, Inc. ("Alkermes") for the development, clinical testing and commercialization of the Company's calpain inhibitor products, which was subsequently amended in October 1992 (the "Alkermes Agreement"). In connection with the Alkermes Agreement, the Company granted Alkermes an exclusive worldwide license to commercialize calpain inhibitor products for the prevention and treatment of acute and chronic neurodegenerative diseases and disorders of the central and peripheral nervous systems. The Company received an aggregate of $3,100,000 in research payments under the Alkermes Agreement over the 18-month period ended June 30, 1993, and a $500,000 payment in October 1992 in connection with a limited expansion of Alkermes' commercial rights. In November 1993, Alkermes filed an action alleging that the Company had breached the Alkermes Agreement by developing calpain inhibitors for cerebral vasospasm. In October 1995, the Company and Alkermes agreed to a settlement of the dispute. Alkermes agreed to dismiss its action against the Company and to relinquish all rights previously granted them by the Company, as well as rights to related technologies developed by Alkermes. In connection with the settlement, the Company issued to Alkermes a $1,000,000 three-year promissory note accruing interest semi-annually at the federal funds rate. The Company also committed to pay Alkermes a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations. In February 1998, the terms of the note were restructured to include a principal payment of $200,000 upon signing of the new agreement. The balance of the note and accrued interest are payable in October 1999 or upon the consummation of a corporate partnership between Cortex and a larger pharmaceutical company, whichever is earlier. In connection with the new agreement, the Company issued to Alkermes a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $1.55 per share, representing the average of the high and low sale prices of Cortex common stock as of the date of the restructuring.

Note 6 -- Commitments

The Company leases its offices and research laboratories under an operating lease that expires May 31, 1999, with an additional five-year option at 95% of the then fair market rental rate. Rent expense under this lease for the years ended June 30, 1998 and 1997 and the period from inception (February 10, 1987) through June 30, 1998 was $234,000, $215,000 and $1,873,000, respectively.
Commitments under the lease for the year ending June 30, 1999 total $222,000.

As of June 30, 1998, the Company was obligated to two executive officers under employment agreements expiring through May 1999 that involve annual salary payments aggregating $354,882 and that provide for bonuses under certain circumstances. Additionally, in the event that the Company commercializes a compound developed by or under the supervision of one of its senior scientific employees, the Company will be obligated, under certain circumstances, to pay the employee a royalty based on net sales, as defined and subject to adjustment, of products containing the compound. As of June 30, 1998, the Company was committed under scientific consulting and external research agreements to annual payments aggregating approximately $930,000.

The Company has entered agreements with two academic institutions that provide the Company exclusive rights to certain of the technologies that the Company is developing. Under the terms of the agreements, the Company is committed to royalty payments, including minimum annual royalties of $105,000 for the year ending June 30, 1999. Thereafter, minimum annual royalties are $145,000 for the remaining life of the patents covering the subject technologies. The agreements also commit the Company to pay up to an additional $912,500 upon achieving certain clinical testing and regulatory approval milestones, as well as a portion of certain remuneration received by the Company in connection with sublicensing agreements that the Company may enter into.

Note 7 -- Related Party Transactions

During the years ended June 30, 1998 and 1997, and the period from inception (February 10, 1987) through June 30, 1998, the Company paid or accrued scientific and other consulting fees to stockholders aggregating $88,000, $88,000 and $1,106,557, respectively. Under certain circumstances, the Company is obligated to make royalty payments to certain of its scientific consultants, some of whom are stockholders, and to one employee, upon successful commercialization of certain of its products by the Company or its licensees.

In July 1993, the Company entered into an agreement with Vector Securities International, Inc. ("Vector"), under which Vector agreed to serve as financial advisor to the Company in connection with corporate finance transactions and corporate partnering of certain of the Company's programs. In connection with the agreement, the Company paid a $50,000 retainer and issued to Vector a five-year non-redeemable warrant to acquire 12,895 shares of common stock at an exercise price of $6.01 per share, as adjusted and subject to further adjustment under certain circumstances. This option expired unexercised in July 1998.

In connection with its services as placement agent in the 1993 private placement of 2,750,000 shares of common stock, Vector was paid a fee of $1,096,800 and was issued a five-year non-redeemable warrant to purchase 274,200 shares of the Company's common stock at $9.375 per share. In connection with Vector's assistance in reaching the settlement with Alkermes (Note 5), this warrant was canceled and reissued as a new warrant to purchase 252,000 shares of the Company's common stock at $5.00 per share, as adjusted and subject to further adjustment, at any time through January 15, 2000. The value of this new warrant was computed utilizing the Black-Scholes option pricing model, and was recorded with the expense of the settlement with Alkermes in the accompanying statement of operations.

As consideration for its agreement to provide financial advisory services, as amended and extended in November 1994, Vector was paid a retainer of $50,000 and was issued a six-year non-redeemable warrant to purchase 40,604 shares of the Company's common stock at $4.31 per share, subject to adjustment under certain circumstances. Warrants to purchase 5,800 shares of the Company's common stock vested immediately, and warrants to purchase 17,402 shares of the Company's common stock vest upon the consummation of each strategic alliance when and as secured by Vector. In January 1995, in connection with an expansion of its financial advisory assistance to include additional programs, the Company paid a $20,000 retainer and issued to Vector a five-year non-redeemable warrant to acquire 50,000 shares of the Company's common stock at $3.00 per share. This warrant was exercised in February 1997. The Company may be required to make substantial additional payments for each strategic alliance secured by Vector. If a sale of the Company as presented by Vector is consummated, Vector may be entitled to receive a fee based on the aggregate consideration received by the Company.

Note 8 -- Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of June 30, 1998, the Company had federal and California tax net operating loss carryforwards of approximately $33,104,000 and $5,331,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California franchise tax purposes and the fifty percent limitation on California loss carryforwards. The California tax loss carryforwards began expiring in 1997, while the federal carryforwards begin expiring in 2004. The Company also has federal and California research and development tax credit carryforwards totaling $1,004,000 and $331,000, respectively, which begin expiring in 2004.

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

Significant components of the Company's deferred tax assets as of June 30, 1998 and June 30, 1997 are shown below. The valuation allowance related to deferred tax assets is $15,413,000 and $13,024,000 for the years ended June 30, 1998 and 1997, respectively. The increase in the valuation allowance for the year ended June 30, 1998 of $2,389,000 is primarily due to additional reserves required for new deferred tax assets.

Deferred tax assets:

                                                            June 30,
                                                          1998            1997
                                                  ----------------------------
 Net operating loss carryforwards                 $ 11,727,000    $  9,892,000
 Capital loss carryforwards                             23,000          23,000
 Research and development credits                    1,336,000       1,089,000
 Capitalized research and development costs          1,801,000       1,467,000
 Settlement with Alkermes, Inc.                        406,000         468,000
 Depreciation                                           83,000          41,000
 Other-net                                              37,000          44,000
                                                  ------------    ------------
 Net deferred tax assets                            15,413,000      13,024,000
                                                  ------------    ------------
 Valuation allowance for deferred tax assets       (15,413,000)    (13,024,000)
                                                  ------------    ------------
 Total deferred tax assets                        $         --    $         --
                                                  ============    ============


                         Cortex Pharmaceuticals, Inc.
                         Annual Report on Form 10-KSB
                           Year ended June 30, 1998
                                 Exhibit Index

 Exhibit                                                                   Sequentially
 Number      Description                                                  Numbered Page
---------------------------------------------------------------------------------------

   3.1       Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment of June 27, 1989, by
             Certificate of Designation filed April 29, 1991, by Certificate of
             Correction filed May 1, 1991, by Certificate of Amendment of
             Certificate of Designation filed June 13, 1991, by Certificate of
             Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of
             Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October
             15, 1996, and by Certificate of Designation filed June 4, 1997, incorporated by reference to Exhibit 3.1 of the Company's
             Registration Statement on Form SB-2 filed June 18, 1997.               - -
   3.2       By-Laws of the Company, as adopted March 4, 1987, and amended through October 8, 1996, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB filed October 15,
             1996.                                                                  - -
  10.2       Consulting Agreement, dated October 30, 1987, between the Company
             and Carl W. Cotman, Ph.D. *                                            - -
  10.3       Consulting Agreement, dated as October 30, 1987, between the
             Company and Gary S. Lynch, Ph.D. *                                     - -
  10.8       1989 Incentive Stock Option, Nonqualified Stock Option and Stock
             Purchase Plan. *                                                       - -
  10.9       1989 Special Nonqualified Stock Option and Stock Purchase Plan. *
 10.18       License Agreement, dated February 11, 1991 between the Company and
             Georgia Tech Research Corporation, incorporated by reference to
             Exhibit 10.18 of the Company's Amendment on Form 8 filed November
             27, to the Company's Annual Report on Form 10-K filed September 30,
             1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the
             Company's application requesting confidential treatment under Rule
             24b-2 under the Securities Exchange Act of 1934).                      - -
 10.19       License Agreement dated March 27, 1991 between the Company and the
             Regents of the University of California, incorporated by reference to Exhibit 10.19 of the Company's Amendment on Form 8 filed
             November 27, to the Company's Annual Report on Form 10-K filed
             September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under
             Rule 24b-2 under the Securities Exchange Act of 1934).                 - -
 10.28       Amendment to 1989 Incentive Stock Option, Nonqualified Stock Option
             and Stock Purchase Plan adopted October 22, 1992, incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form
             10-K filed September 16, 1992.                                         - -
 10.31       License Agreement dated June 25, 1993 between the Company and the
             Regents of the University of California, incorporated by reference to the Company's Amendment of Annual Report on Form 10-KSB/A filed
             November 26, 1993. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under
             Rule of the Securities Exchange Act of 1934).                          - -
 10.36       Amended and Restated Employment Agreement between the Company and
             D. Scott Hagen, dated September 1, 1993, incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-KSB
             filed October 13, 1993.                                                - -


                                     EXH-1



 Exhibit                                                                      Sequentially
 Number      Description                                                     Numbered Page
------------------------------------------------------------------------------------------
10.36.1      Amendment No. 1, dated January 1, 1995, to the Amended and Restated
             Employment Agreement between the Company and D. Scott Hagen, dated
             September 1, 1993, incorporated by reference to the same numbered
             Exhibit to the Company's Quarterly Report on Form 10-QSB filed
             April 28, 1995.                                                          - -
10.41        Amendment to 1989 Incentive Stock Option, Nonqualified Stock Option
             and Stock Purchase Plan adopted December 13, 1993, incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on
             Form S-8 filed January 28, 1994.                                         - -
10.42        Amendment to 1989 Special Nonqualified Stock Option and Stock
             Purchase Plan adopted December 13, 1993, incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-8
             filed January 28, 1994.                                                  - -
10.43        Amendment to Executive Stock Plan adopted December 13, 1993, incorporated by reference to Exhibit 4.7 of the Company's
             Registration Statement on Form S-8 filed January 28, 1994.               - -
10.44        Lease Agreement, dated January 31, 1994, for the Company's facilities in Irvine, California, incorporated by reference to
             Exhibit 10.44 of the Company's Quarterly Report on Form 10-QSB
             filed May 16, 1994.                                                      - -
10.45        Amendment to 1989 Incentive Stock Option, Nonqualified Stock Option
             and Stock Purchase Plan adopted December 15, 1994, incorporated by reference to Exhibit 4.10 of the Company's Registration Statement
             on Form S-8 filed February 8, 1995.                                      - -
10.46        Amendment to 1989 Special Nonqualified Stock Option and Stock
             Purchase Plan adopted December 1994, incorporated by reference to
             Exhibit 4.9 of the Company's Registration Statement on Form S-8
             filed February 8, 1995.                                                  - -
10.47        Amendment to Executive Stock Plan adopted September 9, 1994, incorporated by reference to the same numbered Exhibit to the
             Company's Annual Report on Form 10-KSB filed October 13, 1995.           - -
10.48        Amendment to the Non-Employee Director Formula Grant Plan, adopted
             December 15, 1994, incorporated by reference to the same numbered
             Exhibit to the Company's Annual Report on Form 10-KSB filed October
             13, 1995 *                                                               - -
10.49        Settlement Agreement between the Company and Alkermes, Inc., dated
             October 5, 1995, incorporated by reference to the same numbered
             Exhibit to the Company's Annual Report on Form 10-KSB filed October
             13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the
             Company's Application requesting confidential treatment under Rule
             406 of the Securities Act of 1933).                                      - -
10.51        Warrant dated December 8, 1995, to purchase 106,195 shares issued to Swartz Investments, Inc., incorporated by reference to Exhibit
             4.3 of the Company's Current Report on Form 8-K filed December 22,
             1995.                                                                    - -
10.52        Registration Rights Agreement dated December 8, 1995, entered into with purchasers of Series C Preferred Stock and Swartz Investments,
             Inc., incorporated by reference to Exhibit 4.2 of the Company's
             Current Report on Form 8-K filed December 22, 1995.                      - -
10.53        Warrant dated November 29, 1994, to purchase 35,000 shares issued to Vector Securities International, Inc., incorporated by reference to the same numbered Exhibit to the Company's Pre-Effective
             Amendment No. 1 to Post Effective Amendment No. 2 to Registration
             Statement on Form SB-2, No. 33-71894, filed January 26, 1996.            - -
10.55        Warrant dated November 30, 1995, to purchase 210,000 shares issued to Vector Securities International, Inc., incorporated by reference to the same numbered Exhibit to the Company's Pre-Effective
             Amendment No. 1 to Post Effective Amendment No. 2 to Registration
             Statement on Form SB-2, No. 33-71894, filed January 26, 1996.            - -
10.56        Employment Agreement dated May 15, 1996, between the Company and
             Vincent F. Simmon, Ph.D., incorporated by reference to the same numbered Exhibit to the Company's Current Report on Form 8-K filed
             June 4, 1996.                                                            - -
10.57        Amendment to 1989 Incentive Stock Option, Nonqualified Stock Option
             and Stock Purchase Plan adopted December 12, 1995, incorporated by reference to Exhibit 4.11

                                     EXH-2


 Exhibit                                                                    Sequentially
 Number      Description                                                    Numbered Page
-----------------------------------------------------------------------------------------
             of the Company's Registration Statement on Form S-8 filed September
             13, 1996.                                                               - -
 10.58       Amendment to 1989 Special Nonqualified Stock Option and Stock
             Purchase Plan adopted December 12, 1995, incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form S-8
             filed September 13, 1996.                                               - -
 10.59       Securities Subscription Agreement for Series D Preferred Stock
             dated October 15, 1996, between the Company and Ashline Ltd., incorporated by reference to the same numbered Exhibit to the
             Company's Quarterly Report on Form 10-QSB filed November 12, 1996.      - -
 10.60       1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-QSB
             filed November 12, 1996.                                                - -
 10.61       Form of Subscription Agreement with each purchaser of Series A
             Preferred Stock, incorporated by reference to Exhibit 10.61 to the
             Company's Registration Statement on Form SB-2 filed June 18, 1997.
 10.62       Form of Warrant issued to each purchaser of Series A Preferred
             Stock, incorporated by reference to Exhibit 10.62 to the Company's
             Registration Statement on Form SB-2 filed June 18, 1997.
 10.63       Registration Rights Agreement with holder of Series A Preferred
             Stock dated June 5, 1997, incorporated by reference to Exhibit
             10.63 to the Company's Registration Statement on Form SB-2 filed
             June 18, 1997
   21        Subsidiaries of the Registrant.                                          - -
   23        Consent of Ernst & Young LLP, independent auditors.                      - -
   24        Power of Attorney (included on signature page).                          - -
   27        Financial Data Schedule.                                                 - -

--------------------------
     * Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.



                                     EXH-3