Form 10QSB
period 1998-09-30
CORTEX PHARMACEUTICALS INC/DE/
filed 1998-11-06
CIK 849636

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT-OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1998
                                                   ------------------

  [_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


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


           12,425,967 shares of Common Stock as of November 4, 1998

                         CORTEX PHARMACEUTICALS, INC.
                                     INDEX



                                                                     Page Number
                                                                     -----------


PART I.  FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Balance Sheets - September 30, 1998 and June 30, 1998.........3

             Statements of Operations - Three months ended
             September 30, 1998 and 1997; and period from
             inception (February 10, 1987) through September 30, 1998......4

             Statements of Cash Flows - Three months ended
             September 30, 1998 and 1997 and period from
             inception (February 10, 1987) through September 30, 1998......5

             Notes to Financial Statements.................................7

  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations;
             Plan of Operation.............................................8

PART II.  OTHER INFORMATION

  Item 3.    Defaults on Senior Securities................................12

  Item 6.    Exhibits and Reports on Form 8-K.............................12

SIGNATURES................................................................13

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                                Balance Sheets

                                                               (Unaudited)             (Note)
                                                        September 30, 1998      June 30, 1998
---------------------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                    $  1,099,420       $  2,124,008
 Other current assets                                               29,002             71,566
                                                              ------------       ------------
  Total current assets                                           1,128,422          2,195,574

Furniture, equipment and leasehold improvements, net               605,392            655,419
Other                                                               23,853             23,853
                                                              ------------       ------------
                                                              $  1,757,667       $  2,874,846
                                                              ============       ============

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                             $    465,942       $    408,047
 Accrued dividends                                                  26,775             26,775
 Accrued wages, salaries and related expenses                       60,853             62,475
                                                              ------------       ------------
  Total current liabilities                                        553,570            497,297

Note payable to Alkermes, Inc.                                     961,159            948,253

Redeemable preferred stock:
 Series A convertible preferred stock, $0.001
  par value; $10,000 per share liquidation
  preference; shares authorized: 400; shares
  issued and outstanding: 250                                    2,460,450          2,460,450

Stockholders' equity:
 9% cumulative convertible preferred stock, $0.001
  par value; $1.00 per share liquidation preference;
  shares authorized: 1,250,000; shares issued and
  outstanding: 35,000                                               35,000             35,000
 Series B convertible preferred stock, $0.001 par value;
  $0.6667 per share liquidation preference; shares
  authorized: 3,200,000; shares issued and
  outstanding: 150,000                                              86,810             86,810
 Common stock, $0.001 par value; shares authorized:
  20,000,000; shares issued and outstanding:
  10,237,126                                                        10,237             10,237
 Additional paid-in capital                                     36,276,202         36,276,202
 Deficit accumulated during the development stage              (38,625,761)       (37,439,403)
                                                              ------------       ------------
  Total stockholders' equity                                    (2,217,512)        (1,031,154)
                                                              ------------       ------------
                                                              $  1,757,667       $  2,874,846
                                                              ============       ============

               See accompanying notes.


Note: The balance sheet as of June 30, 1998 has been derived from the audited financial statements at that date.

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Operations
                                  (Unaudited)

                                                                             Period from
                                                                               inception
                                                    Three months ended     (February 10,
                                                       September 30,       1987) through
                                               -------------------------   September 30,
                                                      1998          1997            1998
----------------------------------------------------------------------------------------
Revenues:
  Research and license revenue                 $        --   $        --    $  3,730,000

  Grant revenue                                         --            --          94,717
                                               -----------   -----------    ------------
    Total revenues                                      --            --       3,824,717

Operating expenses:
  Research and development expenses                839,281       947,737      27,192,143
  General and administrative expenses              354,693       439,258      13,698,941
  Settlement with Alkermes, Inc.                        --            --       1,227,977
                                               -----------   -----------    ------------
    Total operating expenses                     1,193,974     1,386,995      42,119,061
                                               -----------   -----------    ------------
Loss from operations                            (1,193,974)   (1,386,995)    (38,294,344)
Interest income, net                                 7,616        79,590       1,700,422
                                               -----------   -----------    ------------
Net loss                                       $(1,186,358)  $(1,307,405)   $(36,593,922)
                                               ===========   ===========    ============
Weighted average common shares outstanding      10,237,126     9,397,510
                                               ===========   ===========

Net loss per share                             $     (0.12)  $     (0.14)
                                               ===========   ===========

                            See accompanying notes.

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Cash Flows
                                 (Unaudited)

                                                                                              Period from
                                                                                                inception
                                                                  Three months ended        (February 10,
                                                                     September 30,          1987) through
                                                              --------------------------    September 30,
                                                                     1998           1997             1998
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                    $(1,186,358)   $(1,307,405)   $(36,593,922)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                 52,607         48,103       1,561,348
     Settlement with Alkermes, Inc.                                    --             --       1,227,977
     Changes in operating assets/liabilities:
        Accounts payable and accrued expenses                      56,273       (259,052)        526,795
        Accrued interest on U.S. government securities                 --         (1,499)       (171,238)
        Other current assets                                       42,564         (8,758)        (29,002)
        Interest receivable from former officer                        --                        (19,274)
     Realized loss on sale of U.S. government securities               --             --          54,317
     Stock option compensation expense                                 --             --         555,809
     Stock issued for services                                         --             --          28,750
     Reduction in note receivable from former
       officer--compensation expense                                   --             --          22,600
     Changes in other assets and other liabilities                 12,906         14,443         201,903
                                                              -----------    -----------    ------------
  Net cash used in operating activities                        (1,022,008)    (1,514,168)    (32,633,937)
                                                              -----------    -----------    ------------

Cash flows from investing activities:
  U.S. government securities--available-for-sale--
    Purchases                                                          --     (1,000,056)    (38,823,738)
    Proceeds from sales                                                --             --      38,940,820
  Purchase of fixed assets                                         (2,580)       (18,525)     (2,138,216)
  Sale of fixed assets                                                 --             --          10,988
  Decrease (increase) in--
    Other assets                                                       --             --         (39,870)
    Note receivable from former officer                                --             --        (100,000)
                                                              -----------    -----------    ------------
  Net cash used in investing activities                            (2,580)    (1,018,581)     (2,150,016)
                                                              -----------    -----------    ------------

Cash flows from financing activities:
  Proceeds from issuance of 9% preferred stock                         --             --       1,076,588
  Redemption of 9% preferred stock                                     --             --         (63,750)
  Payment of 9% preferred stock dividends                              --             --        (110,250)
  Proceeds from issuance of Series B
   convertible preferred stock                                         --             --       1,841,108
  Proceeds from issuance of Series C
   convertible preferred stock                                         --             --       3,576,543
  Proceeds from issuance of Series D
   convertible preferred stock                                         --             --       3,719,636
  Proceeds from issuance of Series A
   convertible preferred stock                                         --             --       3,936,720
  Proceeds from issuance of common stock                               --             --      21,922,418
  Proceeds from subordinated convertible note                          --             --         208,333
  Principal payments on note payable to Alkermes, Inc.                 --             --        (200,000)
  Principal payments on capitalized leases                             --         (1,499)        (23,973)
                                                              -----------    -----------    ------------
  Net cash provided by (used in) financing activities                  --         (1,499)     35,883,373
                                                              -----------    -----------    ------------
Increase (decrease) in cash and cash equivalents               (1,024,588)    (2,534,248)      1,099,420
Cash and cash equivalents, beginning of period                  2,124,008      7,568,803              --
                                                              -----------    -----------    ------------
Cash and cash equivalents, end of period                      $ 1,099,420    $ 5,034,555    $  1,099,420
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

                                                  (Continued ...)

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Cash Flows
                            (Unaudited, Continued)

                                                                                         Period from
                                                                                           inception
                                                             Three months ended        (February 10,
                                                                September 30,          1987) through
                                                         -------------------------     September 30,
                                                              1998            1997              1998
----------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing
and financing activities:

  Accretion of preferred stock                              $   --       $     --         $  139,674

  Conversion of 9% preferred stock to common stock              --        125,625          1,437,311

  Conversion of Series B preferred stock to common stock        --             --          1,754,273

  Conversion of Series C preferred stock to common stock        --             --          3,439,890

  Conversion of Series D preferred stock to common stock        --             --          3,719,636

  Conversion of Series A preferred stock to common stock        --        127,943          3,719,636

  Capital lease obligation incurred to lease equipment          --             --             23,973

                            See accompanying notes.

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)


Notes to Financial Statements
Period from inception (February 10, 1987) through September 30, 1998
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-
B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-KSB.

Note 2 - Development Stage Enterprise

From inception (February 10, 1987) through September 30, 1998, the Company has generated only modest operating revenues and has incurred losses aggregating $36,594,000. As of September 30, 1998, the Company had working capital of $575,000. This amount is expected to enable the Company to maintain its planned operations through calendar 1998. Continued operation beyond that time will require additional capital. Over the longer term, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities and achieving a level of revenues adequate to support the Company's cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company is likely to raise additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

The Company is seeking collaborative or other arrangements with larger pharmaceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. Competition for corporate partnering with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to arrive at such arrangements. Accordingly, although the Company is presently engaged in discussions with a number of candidate companies, there is no assurance that an agreement will arise from these discussions in a timely manner, or at all, or that an agreement that may arise from these discussions will successfully reduce the Company's immediate or longer-term funding requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operation" presented in the Company's 1998 Annual Report on Form 10-KSB.

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

Results of Operations

From inception (February 10, 1987) through September 30, 1998, the Company's revenue has consisted of (i) $3,730,000 of license fees and research and development funding, (ii) net interest income aggregating $1,700,000, and (iii) $95,000 of grant revenue.

From inception (February 10, 1987) through September 30, 1998, the Company has sustained losses aggregating $36,594,000. Continuing losses are anticipated over the next several years, as the Company's ongoing operating expenses for preclinical research and early clinical development will only be offset, if at all, by licensing revenues under planned strategic alliances with larger pharmaceutical companies that the Company is seeking for the later stages of clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under these planned strategic alliances, if and as entered into, is likely to significantly affect the Company's operations, and to produce substantial period-to-period fluctuation in reported financial results. Over the longer term, the Company will be dependent upon successful commercial development of its products by its prospective partners to attain profitable operations from product royalties or other revenues based on product sales.

The net loss for the three-month period ended September 30, 1998 of $1,186,000 compares with a net loss of $1,307,000 for the corresponding prior year period.

Research and development expenses decreased from $948,000 to $839,000, or by $109,000 (11%), during the three-month period ended September 30, 1998 compared to the corresponding prior year period. The decrease was principally due to higher outlays for clinical expenses in the prior year period, in connection with commenced Phase I/IIa human clinical testing of Ampalex(R). The decrease also reflects reduced salary expenses due to a decrease in scientific employees, partially offset by increased spending for sponsored research and technology access payments.

General and administrative expenses decreased from $439,000 to $355,000, or by $84,000 (19%) for the three-month period ended September 30, 1998 compared to the corresponding prior year period. The decrease includes savings from a reduction in administrative employees and lower spending for outside consulting.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Plan of Operations; Liquidity and Capital Resources

CORTEX has funded its organizational and research and development activities to date primarily from the issuance of equity securities, with net proceeds from inception (February 10, 1987) through September 30, 1998 aggregating $36 million. An additional $3.6 million in research and license payments was received from Alkermes in 1992 and 1993 in connection with a development and license agreement with that firm. Net interest income from inception through September 30, 1998 was $1.7 million.

As of September 30, 1998, the Company had cash, cash equivalents and short-term investments totaling $1.1 million and working capital of $575,000. In comparison, as of June 30, 1998, the Company had cash, cash equivalents and short-term investments of $2.1 million and working capital of $1.7 million. The decreases represent amounts required to fund operating losses.

Cortex anticipates that its existing cash, cash equivalents and short-term investments will be sufficient to satisfy its capital requirements through calendar 1998, assuming modest levels of operational restraint. Additional funds will be required to continue operations beyond that time.

The Company leases approximately 30,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 1999, with an additional five-year option at 95% of the then fair market rental rate. The commitments under the lease agreement for the year ending June 30, 1999 total $222,000. From inception (February 10, 1987) through September 30, 1998, net expenditures for furniture, equipment and leasehold improvements aggregated $2.1 million.

In connection with the settlement in October 1995 of a license dispute with Alkermes, the Company issued to Alkermes a $1,000,000 three-year promissory note accruing interest semi-annually at the then federal funds rate. The Company also agreed to pay Alkermes a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations. In February 1998, the terms of the note were restructured to include a principal payment of $200,000 upon signing of the restructuring agreement. The balance of the note and accrued interest are payable in October 1999 or upon the consummation of a corporate partnership between Cortex and a larger pharmaceutical company, whichever is earlier.

As of September 30, 1998, Cortex had 35,000 outstanding shares of 9% cumulative convertible preferred stock, which accrue cumulative semi-annual dividends at an annual rate of $0.09 per share. To conserve capital for operations, the Company has elected not to distribute the dividends that have accrued since 1989. Accrued and unpaid dividends as of September 30, 1998 were $26,775.

In the event that the Company is able to obtain sufficient financing, over the next twelve months the Company plans to complete current Phase I/IIa clinical studies on its Ampakine compounds. Commitments for external preclinical and Phase I/IIa clinical studies involve a twelve-month expenditure of approximately $325,000. The Company is also committed to an additional $700,000 of funding for sponsored research in academic laboratories. Neither significant investments in plant or equipment nor increases to staffing levels are contemplated under current spending plans for the upcoming fiscal year. As of September 30, 1998, Cortex had 18 full-time employees.

The Company's common stock has traded on the Nasdaq SmallCap Market since 1989. Listing standards for the Nasdaq SmallCap Market include a net tangible asset, market capitalization or net income test. As of September 30, 1998, the Company had net tangible assets of approximately $243,000, which does not meet the current listing standards. The Company received a notice of noncompliance from Nasdaq in October 1998. In response, the Company submitted a plan for achieving compliance through a combination of prospective corporate partners and investors. If Nasdaq does not accept the Company's plan for compliance or if the Company fails to satisfy the listing standards on a continuous basis, the Company's common stock will no longer be eligible for listing on the Nasdaq SmallCap Market. In such event, the liquidity of the Company's common stock is likely to be impaired and its trading price reduced. In addition, in such event, the holders of the Company's Series A Preferred Stock may require the Company to redeem their shares for cash. It is unlikely that the Company would be able to satisfy such a redemption request.

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

Year 2000 Compliance

The Company has completed a preliminary assessment of the impact of the year 2000 as it relates to the Company's computers and operating systems. Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs recognize a date using "00" as the year as 1900 rather than as the year 2000. This may cause a system failure or otherwise disrupt operations. The Company will be required to update some of its software so that its computer systems will continue to function properly. Completion of the upgrade is expected by June 1999, prior to any anticipated impact on its operating systems. The associated cost is anticipated to be less than $25,000.

The Company has not yet completed its assessment of its laboratory equipment for Year 2000 compliance. However, the Company has initiated contact with the manufacturers and vendors of such equipment regarding Year 2000 compliance. The Company anticipates that any necessary replacements or upgrades would be completed by June 1999. The Company does not expect that its Year 2000-related expenditures with respect to its laboratory equipment will be significant.

The Company is unable to control whether its suppliers and service providers will be Year 2000 compliant. However, the Company has initiated communications with its significant vendors to determine the extent to which the Company's operations may be vulnerable to a failure by those third parties to properly address Year 2000 issues. The Company's operations may be affected to the extent that its vendors are unable to provide services or ship products. As of yet, the Company has not received responses from all of its significant vendors and cannot complete its assessment of their compliance.

Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or its significant vendors are not Year 2000 compliant in a timely manner. The Company expects to prepare its contingency plan in calendar year 1999 following the anticipated completion of its internal remediation and the assessment of the compliance of the Company's significant vendors. Management does not believe that the Year 2000 changes affecting it and its significant vendors will have a material impact on its business, financial condition or results of operations.

Notwithstanding the foregoing, there can be no assurances (a) that the representations provided by its third party vendors with respect to Year 2000 compliance will be accurate, or (b) that the Company will have any recourse against such vendors if the representations prove to be inaccurate.

Furthermore, there can be no assurances that Year 2000-related failure caused by third parties, such as utility providers, transportation companies or others, will not have a material adverse effect on the Company.


PART II.  OTHER INFORMATION

Item 3.  Defaults upon Senior Securities

In order to conserve capital for operations, the Board of Directors of the Company elected not to distribute the semi-annual dividends that have accrued from June 15, 1990 on the Company's 9% cumulative convertible preferred stock. As of September 30, 1998, accrued and unpaid dividends on the 9% cumulative convertible preferred stock were $26,775.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

        Exhibit
        Number    Description
        ----------------------------------------------------------------------

          27      Financial Data Schedule


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 1998.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CORTEX PHARMACEUTICALS, INC.



  November 6, 1998             By:    /s/ Vincent F. Simmon, Ph.D.
                                    -----------------------------------------
                                    Vincent F. Simmon, Ph.D.
                                    President and Chief Executive Officer;
                                    Acting Chief Financial Officer,
                                    Corporate Secretary
                                    (Principal Financial Officer)