Form 10QSB
period 1998-12-31
CORTEX PHARMACEUTICALS INC/DE/
filed 1999-02-16
CIK 849636

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED     December 31, 1998
                                            -------------------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM                TO
                                            --------------    --------------

                       Commission file number    0-17951


                         Cortex Pharmaceuticals, Inc.
       (Exact name of small business issuer as specified in its charter)


                    Delaware                          33-0303583
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)


               15241 Barranca Parkway, Irvine, California, 92618
         (Address of principal executive offices, including zip code)


                                (949) 727-3157
                         (Issuers's telephone number)


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

           15,517,882 shares of Common Stock as of February 12, 1999

                         CORTEX PHARMACEUTICALS, INC.
                                     INDEX


                                                                     Page Number
                                                                     -----------

PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Balance Sheets -- December 31, 1998 and June 30, 1998.........3

            Statements of Operations -- Three months ended December
            31, 1998 and 1997; six months ended December 31, 1998 and
            1997 and period from inception (February 10, 1987)
            through December 31, 1998.....................................4

            Statements of Cash Flows -- Six months ended December 31,
            1998 and 1997 and period from inception (February 10,
            1987) through December 31, 1998...............................5

            Notes to Financial Statements.................................7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations;
            Plan of Operation.............................................9

PART II.  OTHER INFORMATION

   Item 3.  Defaults on Senior Securities................................13

   Item 4.  Submission of Matters to a Vote of Security Holders..........14

   Item 6.  Exhibits and Reports on Form 8-K.............................14

SIGNATURES...............................................................15

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                                Balance Sheets

                                                             (Unaudited)          (Note)
                                                       December 31, 1998   June 30, 1998
----------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                 $    426,101    $  2,124,008
  Other current assets                                            38,547          71,566
                                                            ------------    ------------
    Total current assets                                         464,648       2,195,574

Furniture, equipment and leasehold improvements, net             555,172         655,419
Other                                                             23,853          23,853
                                                            ------------    ------------
                                                            $  1,043,673    $  2,874,846
                                                            ============    ============

Liabilities and Stockholders' Deficit
Current liabilities:
  Accounts payable                                          $    694,514    $    408,047
  Accrued dividends                                               22,275          26,775
  Accrued wages, salaries and related expenses                    50,562          62,475
  Current portion of note payable to Alkermes, Inc.              974,472              --
                                                            ------------    ------------
    Total current liabilities                                  1,741,823         497,297

Note payable to Alkermes, Inc., less current portion                  --         948,253

Redeemable preferred stock:
  Series A convertible preferred stock, $0.001
    par value; $10,000 per share liquidation
    preference; shares authorized: 400; shares
    issued and outstanding: 0 (December 31, 1998)
    and 250 (June 30, 1998)                                           --       2,460,450

Stockholders' deficit:
  9% cumulative convertible preferred stock, $0.001
    par value; $1.00 per share liquidation preference;
    shares authorized: 1,250,000; shares issued and
    outstanding: 27,500 (December 31, 1998) and 35,000
    (June 30, 1998)                                               27,500          35,000
  Series B convertible preferred stock, $0.001 par value;
    $0.6667 per share liquidation preference; shares
    authorized: 3,200,000; shares issued and outstanding:
    75,000 (December 31, 1998) and 150,000 (June 30,
    1998)                                                         43,405          86,810
  Common stock, $0.001 par value; shares authorized:
    20,000,000; shares issued and outstanding:
    15,517,882 (December 31, 1998) and 10,237,126
    (June 30, 1998)                                               15,517          10,237
  Additional paid-in capital                                  38,786,777      36,276,202
  Deficit accumulated during the development stage           (39,571,349)    (37,439,403)
                                                            ------------    ------------
    Total stockholders' deficit                                 (698,150)     (1,031,154)
                                                            ------------    ------------
                                                            $  1,043,673    $  2,874,846
                                                            ============    ============

                            See accompanying notes.

Note: The balance sheet as of June 30, 1998 has been derived from the audited financial statements at that date.

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Operations
                                  (Unaudited)

                                                                                             Period from
                                                                                               inception
                                        Three months ended           Six months ended      (February 10,
                                           December 31,                December 31,        1987) through
                                     ------------------------   -------------------------   December 31,
                                           1998          1997          1998          1997           1998
--------------------------------------------------------------------------------------------------------
Revenues:
  Research and license revenue       $       --   $    50,000   $        --   $    50,000   $  3,730,000

    Grant revenue                            --            --            --            --         94,717
                                     ----------   -----------   -----------   -----------   ------------
     Total revenues                          --        50,000            --        50,000      3,824,717

Operating expenses:
  Research and development              619,582     1,024,832     1,458,863     1,972,569     27,811,725
  General and administrative            321,961       405,878       676,654       845,136     14,020,902
  Settlement with Alkermes, Inc.             --            --            --            --      1,227,977
                                     ----------   -----------   -----------   -----------   ------------
    Total operating expenses            941,543     1,430,710     2,135,517     2,817,705     43,060,604
                                     ----------   -----------   -----------   -----------   ------------
Loss from operations                   (941,543)   (1,380,710)   (2,135,517)   (2,767,705)   (39,235,887)
Interest income (expense), net           (4,045)       60,534         3,571       140,124      1,696,377
                                     ----------   -----------   -----------   -----------   ------------
Net loss before preferred stock
 accretion and dividends             $ (945,588)  $(1,320,176)  $(2,131,946)  $(2,627,581)  $(37,539,510)
                                     ----------   -----------   -----------   -----------   ------------

Preferred stock accretion and
 dividends                                1,238         1,575         1,238         1,575      2,501,327
                                     ----------   -----------   -----------   -----------   -------------
Net loss applicable to common stock  $ (946,826)  $(1,321,751)  $(2,133,184)  $(2,629,156)  $(40,040,837)
                                     ==========   ===========   ===========   ===========   ============

Weighted average common
 shares outstanding                  12,427,694     9,537,180    11,332,410     9,467,345
                                     ==========   ===========   ===========   ===========
Net loss per share                   $    (0.08)  $     (0.14)  $     (0.19)  $     (0.28)
                                     ==========   ===========   ===========   ===========

                            See accompanying notes.

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Cash Flows
                                  (Unaudited)

                                                                                           Period from
                                                                                             inception
                                                                 Six months ended        (February 10,
                                                                    December 31,         1987) through
                                                            --------------------------    December 31,
                                                                   1998           1997            1998
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                  $(2,131,946)   $(2,627,581)   $(37,539,510)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                             104,357         96,602       1,613,098
      Settlement with Alkermes, Inc.                                 --             --       1,227,977
      Changes in operating assets/liabilities:
        Accounts payable and accrued expenses                   274,554       (241,209)        745,076
        Accrued interest on U.S. government securities               --        (30,238)       (171,238)
        Other current assets                                     33,019        (11,339)        (38,547)
        Interest receivable from former officer                      --             --         (19,274)
      Realized loss on sale of U.S. government securities            --             --          54,317
      Stock option compensation expense                              --             --         555,809
      Stock issued for services                                      --             --          28,750
      Reduction in note receivable from former
        officer--compensation expense                                --             --          22,600
      Changes in other assets and other liabilities              26,219         29,588         215,216
                                                            -----------    -----------    ------------
  Net cash used in operating activities                      (1,693,797)    (2,784,177)    (33,305,726)
                                                            -----------    -----------    ------------
Cash flows from investing activities:
 U.S. government securities--available-for-sale--
   Purchases                                                         --     (1,739,743)    (38,823,738)
   Proceeds from sales                                               --             --      38,940,820
  Purchase of fixed assets                                       (4,110)      (105,636)     (2,139,746)
  Sale of fixed assets                                               --             --          10,988
  Decrease (increase) in--
    Other assets                                                     --             --         (39,870)
    Note receivable from former officer                              --             --        (100,000)
                                                            -----------    -----------    ------------
  Net cash used in investing activities                          (4,110)    (1,845,379)     (2,151,546)
                                                            -----------    -----------    ------------
Cash flows from financing activities:
  Proceeds from issuance of 9% preferred stock                       --             --       1,076,588
  Redemption of 9% preferred stock                                   --             --         (63,750)
  Payment of 9% preferred stock dividends                            --             --        (110,250)
  Proceeds from issuance of Series B
    convertible preferred stock                                      --             --       1,841,108
  Proceeds from issuance of Series C
    convertible preferred stock                                      --             --       3,576,543
  Proceeds from issuance of Series D
    convertible preferred stock                                      --             --       3,719,636
  Proceeds from issuance of Series A
    convertible preferred stock                                      --             --       3,936,720
  Proceeds from issuance of common stock                             --             --      21,922,418
  Proceeds from subordinated convertible note                        --             --         208,333
  Principal payments on note payable to Alkermes, Inc.               --             --        (200,000)
  Principal payments on capitalized leases                           --         (1,499)        (23,973)
                                                            -----------    -----------    ------------
  Net cash provided by (used in) financing activities                --         (1,499)     35,883,373
                                                            -----------    -----------    ------------
Increase (decrease) in cash and cash equivalents             (1,697,907)    (4,631,055)        426,101
Cash and cash equivalents, beginning of period                2,124,008      7,568,803              --
                                                            -----------    -----------    ------------
Cash and cash equivalents, end of period                    $   426,101    $ 2,937,748    $    426,101
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

                                                                 (Continued ...)

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Cash Flows
                            (Unaudited, Continued)

                                                                                           Period from
                                                                                             inception
                                                                 Six months ended        (February 10,
                                                                    December 31,         1987) through
                                                            --------------------------    December 31,
                                                                   1998           1997            1998
------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing
and financing activities:

  Accretion of preferred stock                              $        --    $        --    $    139,674

  Conversion of 9% preferred stock to common stock               13,238        125,625       1,450,549

  Conversion of Series B preferred stock to common stock         43,405             --       1,797,678

  Conversion of Series C preferred stock to common stock             --             --       3,576,543

  Conversion of Series D preferred stock to common stock             --             --       3,719,636

  Conversion of Series A preferred stock to common stock      2,460,450        344,462       3,936,720

  Capital lease obligation incurred to lease equipment               --             --          23,973

                            See accompanying notes.

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)


Notes to Financial Statements
Period from inception (February 10, 1987) through December 31, 1998
(Unaudited)

Note 1 -- Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-
B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-KSB.

Note 2 -- Development Stage Enterprise

From inception (February 10, 1987) through December 31, 1998, the Company has generated only modest operating revenues and has incurred losses aggregating $37,540,000. Successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities and achieving a level of revenues adequate to support the Company's cost structure. There can be no assurance that the Company will be successful in these areas.

Subsequent to December 31, 1998, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a subsidiary of Akzo Nobel (Note 3). The agreement will enable Organon to develop or commercialize the Company's Ampakine(R) technology for the treatment of schizophrenia and, upon Organon's election, for the treatment of depression. The Company is seeking collaborative arrangements with other pharmaceutical companies for other applications of the Ampakines compounds, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to the technologies and products the Company is developing. Competition for corporate partnering with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to arrive at such arrangements. Accordingly, although the Company is in discussions with a number of candidate companies, there is no assurance that an agreement will arise from these discussions in a timely manner, or at all, or that an agreement that may arise from these discussions will successfully reduce the Company's short or longer-term funding requirements.


To supplement its existing resources, the Company may need to raise additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

Note 3 -- Subsequent Event

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon, a pharmaceutical business unit of Akzo Nobel (The Netherlands). The agreement will enable Organon to develop and commercialize the Company's proprietary Ampakine(R) technology for the treatment of schizophrenia and, upon Organon's election, for the treatment of depression. In connection with the agreement, the Company received proceeds of $2,000,000, representing an up-front license payment. The agreement also includes research and support payments of up to $3,000,000 per year for two years (subject to Cortex providing agreed-upon levels of research), milestone payments, plus royalty payments on worldwide sales.

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

Results of Operations

From inception (February 10, 1987) through December 31, 1998, the Company's revenue has consisted of (i) $3,730,000 of license fees and research and development funding, (ii) net interest income aggregating $1,700,000, and (iii) $95,000 of grant revenue.

Subsequent to December 31, 1998, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a pharmaceutical business unit of Akzo Nobel (The Netherlands). The agreement will allow Organon to develop and commercialize the Company's proprietary Ampakine(R) technology for the treatment of schizophrenia and, upon Organon's election, for the treatment of depression. In connection with the agreement, the Company received $2,000,000, representing an up-front licensing payment. The agreement includes research support payments of up to $3,000,000 per year for two years (subject to Cortex providing agreed-upon levels of research) and milestone payments, plus royalty payments on worldwide sales.

From inception (February 10, 1987) through December 31, 1998, the Company has sustained losses aggregating $37,540,000. Continuing losses are anticipated over the next several years, as the Company's ongoing operating expenses will only be offset by licensing revenues from its research collaboration with Organon or under planned strategic alliances with other pharmaceutical companies that the Company is seeking for the later stages of clinical development, manufacturing and marketing of its proposed products. The nature and timing of payments to Cortex under the Organon agreement or other planned strategic alliances, if and as entered into, are likely to significantly affect the Company's operations, and to produce substantial period-to-period fluctuation in reported financial results. Over the longer term, the Company will be dependent upon successful commercial development of its products by Organon or its other prospective partners to attain profitable operations from product royalties or other revenues based on product sales.

The net loss for the three-month period ended December 31, 1998 of 946,000 compares with a net loss of $1,320,000 for the corresponding prior year period. The net loss of $2,132,000 for the six-month period ended December 31, 1998 compares with a net loss of $2,628,000 for the corresponding prior year period.

Research and development expenses decreased from $1,025,000 to $620,000, or by $405,000 (40%), during the three-month period ended December 31, 1998 compared to the corresponding prior year period. During the six-month period ended December 31, 1998, research and development expenses decreased from $1,973,000 to $1,459,000, or by $514,000 (26%). The decreases resulted from prior year technology access payments and clinical expenses in connection with commenced Phase I/IIa human clinical testing of Ampalex. The decreases also reflect reduced salary expenses due to a decrease in scientific employees and a consequent decrease in lab supplies spending.

General and administrative expenses decreased from $406,000 to $322,000, or by $84,000 (21%) for the three-month period ended December 31, 1998 compared to the corresponding prior year period. For the six-month period ended December 31, 1998, general and administrative expenses decreased from $845,000 to $677,000, or by $168,000 (20%) from the corresponding prior year period. The decreases include savings from a reduction in administrative employees and lower spending for office supplies, outside consulting and costs related to the annual report.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Plan of Operations; Liquidity and Capital Resources

CORTEX has funded its organizational and research and development activities to date primarily from the issuance of equity securities, with net proceeds from inception (February 10, 1987) through December 31, 1998 aggregating $35,883,000. An additional $3,600,000 in research and license payments was received from Alkermes in 1992 and 1993 in connection with a development and license agreement with that firm. Net interest income from inception through December 31, 1998 was $1,696,000.

As of December 31, 1998, the Company had cash and cash equivalents totaling $426,000 and working capital of $(1,277,000). In comparison, as of June 30, 1998, the Company had cash and cash equivalents of $2,124,000 and working capital of $1,698,000. The decreases represent amounts required to fund operating losses.

Subsequent to December 31, 1998, the Company received $2,000,000 in connection with a research collaboration and licensing agreement with NV Organon. Additional amounts, representing quarterly research support payments, are expected over the next two years. The agreement also includes milestone payments based on clinical development of the licensed technology and royalties on worldwide sales.

The Company leases approximately 30,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2004. The commitments under the lease agreement for the years ending June 30, 1999, 2000, 2001, 2002 and 2003 total $266,000, $325,000, $339,000, $353,000 and
$368,000, respectively. From inception (February 10, 1987) through December 31, 1998, expenditures for furniture, equipment and leasehold improvements aggregated $2,140,000.

In connection with the settlement in October 1995 of a license dispute with Alkermes, the Company issued to Alkermes a $1,000,000 three-year promissory note accruing interest semi-annually at the then federal funds rate. The Company also agreed to pay Alkermes a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations. In February 1998, the terms of the note were restructured to include a principal payment of $200,000 upon signing of the restructuring agreement. The balance of the note and accrued interest were payable in October 1999 or upon the consummation of a corporate partnership between Cortex and a larger pharmaceutical company, whichever is earlier. With the signing of the license agreement with Organon, the note and accrued interest became due and payable. In order to conserve cash resources, the Company may propose one of several restructuring or disposition options. There is no assurance that Alkermes will accept any of the Company's proposals.

As of December 31, 1998, Cortex had 27,500 outstanding shares of 9% cumulative convertible preferred stock, which accrue cumulative semi-annual dividends at an annual rate of $0.09 per share. To conserve capital for operations, the Company has elected not to distribute the dividends that have accrued since 1989. Accrued and unpaid dividends as of December 31, 1998 were $22,275.

Over the next twelve months the Company is committed to $600,000 of funding for sponsored research in academic laboratories. Remaining commitments for current Phase I/IIa clinical studies on the Company's Ampakine compounds are not significant.

As of December 31, 1998, Cortex had a total of 15 full-time research and administrative employees. As a result of the agreement with Organon, the Company plans to nearly double its research staff from current levels. Significant investments in plant or equipment are not included under current spending plans for the upcoming year.

Assuming successful restructuring of the note payable to Alkermes, Cortex anticipates that its existing cash, cash equivalents and short-term investments and the expected research support payments from Organon will be sufficient to satisfy its capital requirements through the spring of 2000. Without any milestone payments from the Organon agreement, additional funds will be required to continue operations beyond that time.

The Company's common stock is currently quoted on the Nasdaq SmallCap Market under the symbol "CORX". Listing standards for the Nasdaq SmallCap Market include a net tangible asset, market capitalization or net income test. Nasdaq also requires a minimum bid price of $1.00 per common share. The Company does not meet the current listing standards. At a hearing before Nasdaq in January 1999, the Company presented its plan for achieving compliance through a combination of funding from private investors and revenues from the agreement with Organon. If Nasdaq does not accept the Company's plan for compliance or if the Company fails to satisfy the listing standards on a continuous basis, the Company's common stock will no longer be eligible for listing on the Nasdaq SmallCap Market. In such event, any trading of the Company's common stock would be conducted in the over-the-counter market in the so-called "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." As a result, investors may find it more difficult to dispose of, or obtain accurate quotations as to the value of the Company's common stock and the trading price per share could be reduced.

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

In order to provide for both its short and longer-term spending requirements, the Company is presently seeking additional collaborative or other arrangements with larger pharmaceutical companies. Under these agreements, it is intended that such companies would provide capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. Competition for such arrangements is intense, however, with a large number of biopharmaceutical companies attempting to secure alliances with more established pharmaceutical companies. Although the Company has been engaged in discussions with candidate companies, there is no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short and longer-term funding requirements.

The Company's proposed products are in the preclinical or early clinical stage of development and will require significant further research, development, clinical testing and regulatory clearances. They are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that any or all of the proposed products will be found to be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances; that the proposed products, although effective, will be uneconomical to market; that third parties may now or in the future hold proprietary rights that preclude the Company from marketing them; or that third parties will market superior or equivalent products. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products or applications. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the Company does not expect to be able to commercialize any therapeutic drug for at least five years, either directly or through its current or prospective corporate partners or licensees. There can be no assurance that the Company's proposed products will prove to be safe or effective or receive regulatory approvals that are required for commercial sale.

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


PART II.  OTHER INFORMATION

Item 3.  Defaults upon Senior Securities

In order to conserve capital for operations, the Board of Directors of the Company elected not to distribute the semi-annual dividends that have accrued from June 15, 1990 on the Company's 9% cumulative convertible preferred stock. As of December 31, 1998, accrued and unpaid dividends on the 9% cumulative convertible preferred stock were $22,275.

Item 4.  Submission of Matters to a Vote of Security Holders

On December 15, 1998, the Company held its Annual Meeting of Stockholders, with stockholders holding 9,750,814 shares of common stock (representing 82% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. Robert F. Allnutt, Charles J. Casamento, Carl W. Cotman, Ph.D., Michael G. Grey, Vincent F. Simmon, Ph.D. and Davis L. Temple, Jr., Ph.D. were listed as management's nominees in the Proxy Statement and were elected as directors at the meeting. The votes for each nominee were as follows:

                                            Number of          Number of       Votes
    Name                                 Affirmative Votes   Negative Votes   Withheld
    ----                                 -----------------   --------------   --------

    Robert F. Allnutt                        9,429,609          321,205         --
    Charles J. Casamento                     9,379,559          371,255         --
    Carl W. Cotman, Ph.D.                    9,379,859          370,955         --
    Michael G. Grey                          9,379,709          371,105         --
    Vincent F. Simmon, Ph.D.                 9,379,859          370,955         --
    Davis L. Temple, Jr., Ph.D.              9,379,709          371,105         --

At the meeting, the Company also sought approval of an Amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of the Company's Common Stock from 20,000,000 to 30,000,000. This proposal was approved by 8,853,134 affirmative votes. There were 840,816 negative votes and 56,864 abstentions.

The Company also sought the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 1999. This proposal was approved by 9,643,692 affirmative votes. There were 71,082 negative votes and 36,040 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit
     Number   Description
     ---------------------------------------------------------------------------

     10.64    Research and Collaboration and License Agreement between the
              Company and N.V. Organon, dated January 13, 1999. (Portions of this Exhibit are omitted and were filed separately with the
              Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 of the
              Securities Exchange Act of 1934.)
     27       Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1998.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CORTEX PHARMACEUTICALS, INC.



  February 16, 1999            By:  /s/ Vincent F. Simmon, Ph.D.
                                    ----------------------------
                                    Vincent F. Simmon, Ph.D.
                                    President and Chief Executive Officer;
                                    Acting Chief Financial Officer,
                                    Corporate Secretary
                                    (Principal Financial and Accounting Officer)