Form 10QSB
period 1999-03-31
CORTEX PHARMACEUTICALS INC/DE/
filed 1999-05-12
CIK 849636

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE QUARTERLY PERIOD ENDED     March 31, 1999
                                             -----------------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________


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

             15,517,882 shares of Common Stock as of May 11, 1999

                         CORTEX PHARMACEUTICALS, INC.
                                     INDEX


                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Balance Sheets -- March 31, 1999 and June 30, 1998......      3

             Statements of Operations -- Three months ended
             March 31, 1999 and 1998; nine months ended March 31,
             1999 and 1998; and period from inception (February 10,
             1987) through March 31, 1999............................      4

             Statements of Cash Flows -- Nine months ended
             March 31, 1999 and 1998; and period from inception
             (February 10, 1987) through March 31, 1999..............      5

             Notes to Financial Statements...........................      7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations;
             Plan of Operation.......................................      9

PART II.  OTHER INFORMATION

   Item 3.   Defaults upon Senior Securities.........................     14

   Item 6.   Exhibits and Reports on Form 8-K........................     14

SIGNATURES...........................................................     14

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                                Balance Sheets

                                                         (Unaudited)          (Note)
                                                      March 31, 1999   June 30, 1998
------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                             $  1,447,747    $  2,124,008
  Other current assets                                        64,971          71,566
                                                        ------------    ------------
    Total current assets                                   1,512,718       2,195,574

Furniture, equipment and leasehold improvements, net         510,653         655,419
Other                                                         23,853          23,853
                                                        ------------    ------------
                                                        $  2,047,224    $  2,874,846
                                                        ============    ============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                      $    624,181    $    408,047
  Accrued dividends                                           22,275          26,775
  Accrued wages, salaries and related expenses                59,957          62,475
  Unearned revenue                                            72,222              --
  Current portion of note payable to Alkermes, Inc.          987,515              --
                                                        ------------    ------------
    Total current liabilities                              1,766,150         497,297

Note payable to Alkermes, Inc., less current portion              --         948,253

Redeemable preferred stock:
  Series A convertible preferred stock, $0.001
    par value; $10,000 per share liquidation
    preference; shares authorized: 400; shares
    issued and outstanding: 0 (March 31, 1999)
    and 250 (June 30, 1998)                                       --       2,460,450

Stockholders' equity:
  9% cumulative convertible preferred stock, $0.001
    par value; $1.00 per share liquidation preference;
    shares authorized: 1,250,000; shares issued and
    outstanding: 27,500 (March 31, 1999) and
    35,000 (June 30, 1998)                                    27,500          35,000
  Series B convertible preferred stock, $0.001 par
    value; $0.6667 per share liquidation preference;
    shares authorized: 3,200,000; shares issued and
    outstanding: 75,000 (March 31, 1999) and 150,000
    (June 30, 1998)                                           43,405          86,810
  Common stock, $0.001 par value; shares authorized:
    20,000,000; shares issued and outstanding:
    15,517,882 (March 31, 1999) and 10,237,126
    (June 30, 1998)                                           15,517          10,237
  Additional paid-in capital                              38,786,777      36,276,202
  Deficit accumulated during the development stage       (38,592,125)    (37,439,403)
                                                        ------------    ------------
    Total stockholders' equity                               281,074      (1,031,154)
                                                        ------------    ------------
                                                        $  2,047,224    $  2,874,846
                                                        ============    ============

                            See accompanying notes.

Note: The balance sheet as of June 30, 1998 has been derived from the audited financial statements at that date.

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Operations
                                  (Unaudited)

                                                                                                   Period from
                                                                                                     inception
                                           Three months ended            Nine months ended       (February 10,
                                                March 31,                    March 31,           1987) through
                                        ------------------------    --------------------------       March 31,
                                              1999          1998           1999           1998            1999
--------------------------------------------------------------------------------------------------------------
Revenues:
 Research and license revenue           $2,427,778   $    80,000    $ 2,427,778    $   130,000    $  6,157,778
 Grant revenue                              33,333            --         33,333             --         128,050
                                        ----------   -----------    -----------    -----------    ------------
  Total revenues                         2,461,111        80,000      2,461,111        130,000       6,285,828

Operating expenses:
 Research and development                1,065,810     1,182,507      2,524,673      3,155,076      28,877,535
 General and administrative                417,071       395,431      1,093,725      1,240,567      14,437,973
 Settlement with Alkermes, Inc.                 --            --             --             --       1,227,977
                                        ----------   -----------    -----------    -----------    ------------
  Total operating expenses               1,482,881     1,577,938      3,618,398      4,395,643      44,543,485
                                        ----------   -----------    -----------    -----------    ------------

Income (loss) from operations              978,230    (1,497,938)    (1,157,287)    (4,265,643)    (38,257,657)

Interest income, net                           994        39,784          4,565        179,908       1,697,371
                                        ----------   -----------    -----------    -----------    ------------

Net income (loss) before preferred
 stock accretion and
 dividends                              $  979,224   $(1,458,154)   $(1,152,722)   $(4,085,735)   $(36,560,286)
                                        ----------   -----------    -----------    -----------    ------------
Preferred stock accretion
 and dividends:                                 --            --          1,238          1,575       2,501,327
                                        ----------   -----------    -----------    -----------    ------------
Net income (loss) applicable to
 Common stock                           $  979,224   $(1,458,154)   $(1,153,960)   $(4,087,310)   $(39,061,613)
                                        ==========   ===========    ===========    ===========    ============
Weighted average common
 shares outstanding                     15,517,882     9,573,067     12,707,200      9,495,196
                                        ==========   ===========    ===========    ===========
Basic and diluted earnings
 (loss) per share                       $     0.06   $     (0.15)   $     (0.09)   $     (0.43)
                                        ==========   ===========    ===========    ===========



                   See accompanying notes.

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Cash Flows
                                  (Unaudited)


                                                                                                 Period from
                                                                                                   inception
                                                                       Nine months ended       (February 10,
                                                                           March 31,           1987) through
                                                                  --------------------------       March 31,
                                                                         1999           1998            1999
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                         $(1,152,722)   $(4,085,735)   $(36,560,286)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                    155,248        148,353       1,663,989
     Settlement with Alkermes, Inc.                                        --             --       1,227,977
     Changes in operating assets/liabilities:
       Accounts payable and accrued expenses                          325,100        (73,912)        795,622
       Accrued interest on U.S. government securities                      --         (4,921)       (171,238)
       Other current assets                                             6,595        (17,371)        (64,971)
       Interest receivable from former officer                             --             --         (19,274)
     Realized loss on sale of U.S. government securities                   --             --          54,317
     Stock option compensation expense                                     --             --         555,809
     Stock issued for services                                             --             --          28,750
     Reduction in note receivable from former
       officer -- compensation expense                                     --             --          22,600
     Changes in other assets and other long term liabilities               --         76,721         188,997
                                                                  -----------    -----------    ------------
 Net cash used in operating activities                               (665,779)    (3,956,865)    (32,277,708)
                                                                  -----------    -----------    ------------

Cash flows from investing activities:
 U.S. government securities -- available for sale:
   Purchases                                                               --     (2,239,643)    (38,823,738)
   Proceeds from sales                                                     --      1,500,000      38,940,820
 Purchase of fixed assets                                             (10,482)      (179,967)     (2,146,118)
 Sale of fixed assets                                                      --             --          10,988
 Decrease (increase) in:
   Other assets                                                            --                        (39,870)
   Note receivable from former officer                                     --             --        (100,000)
                                                                      -------     ----------     -----------
 Net cash used in investing activities                                (10,482)      (919,610)     (2,157,918)
                                                                      -------     ----------     -----------

Cash flows from financing activities:
  Proceeds from issuance of 9% preferred stock                             --             --       1,076,588
  Redemption of 9% preferred stock                                         --             --         (63,750)
  Payment of 9% preferred stock dividends                                  --             --        (110,250)
  Proceeds from issuance of Series B
   convertible preferred stock                                             --             --       1,841,108
  Proceeds from issuance of Series C
   convertible preferred stock                                             --             --       3,576,543
  Proceeds from issuance of Series D
   convertible preferred stock                                             --                      3,719,636
  Proceeds from issuance of Series A
   convertible preferred stock                                             --             --       3,936,720
  Proceeds from issuance of common stock                                                           21,922,418
  Proceeds from subordinated convertible note                              --             --         208,333
  Principal payments on note payable to Alkermes, Inc.                     --       (200,000)       (200,000)
  Principal payments on capitalized leases                                 --         (1,499)        (23,973)
                                                                   ----------    -----------     -----------
  Net cash provided by (used in) financing activities                      --       (201,499)     35,883,373
                                                                   ----------    -----------     -----------
Increase (decrease) in cash and cash equivalents                     (676,261)    (5,077,974)      1,447,747

Cash and cash equivalents, beginning of period                      2,124,008      7,568,803              --
                                                                   ----------    -----------     -----------
Cash and cash equivalents, end of period                           $1,447,747    $ 2,490,829     $ 1,447,747
                                                                   ==========    ===========     ===========

               See accompanying notes.          (Continued ...)

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Cash Flows
                            (Unaudited, Continued)


                                                                                   Period from
                                                                                     inception
                                                         Nine months ended       (February 10,
                                                              March 31,          1987) through
                                                      -------------------------      March 31,
                                                          1999          1998              1999
----------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing
and financing activities:

 Accretion of 9% preferred stock                      $       --     $       --     $  139,674

 Conversion of 9% preferred stock to common stock         13,238        125,625      1,450,549

 Conversion of Series B preferred stock
   to common stock                                        43,405             --      1,797,678

 Conversion of Series C preferred stock
   to common stock                                            --             --      3,576,543

 Conversion of Series D preferred stock
   to common stock                                            --             --      3,719,636

 Conversion of Series A preferred stock
   to common stock                                     2,460,450        344,462      3,936,720

 Capital lease obligation incurred to lease equipment         --             --         23,973

               See accompanying notes.

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)

Notes to Financial Statements
Period from Inception (February 10, 1987) through March 31, 1999
(Unaudited)

Note 1 -- Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-
B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-KSB. Certain previously reported amounts have been reclassified to conform with the June 30, 1998 and March 31, 1999 presentation.


Note 2 -- Development Stage Enterprise

From inception (February 10, 1987) through March 31, 1999, the Company has generated only modest operating revenues and has incurred losses aggregating $36,560,000. Successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities and achieving a level of revenues adequate to support the Company's cost structure. There can be no assurance that the Company will be successful in these areas.

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

Note 3 -- Research and License Agreement with NV Organon

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

In connection with the agreement, the Company received an up-front license payment of $2,000,000, and a quarterly research support payment of $500,000. Subsequent to March 31, 1999, the Company received a second quarterly research support payment of $650,000. Future research support payments are expected to increase as the Company increases its scientific staff.

The agreement includes research support payments of up to $3,000,000 per year for two years (subject to Cortex providing agreed-upon levels of research), milestone payments, plus royalty payments on worldwide sales.

Note 4 -- Earnings per Share

Diluted earnings per share for the three-month period ended March 31, 1999 does not include outstanding options to purchase 160,334 shares of common stock at a weighted average exercise price of $1.09 per share. The options were excluded from the computation because the exercise prices are greater than the average market price of the common shares.

Preferred stock convertible into 11,025 shares of common stock was also excluded from the computation because it is convertible at a weighted average effective conversion price of $6.98 per share, which is greater than the average market price of the common shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" presented in the Company's 1998 Annual Report on Form 10-KSB.

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

Results of Operations

From inception (February 10, 1987) through March 31, 1999, the Company's revenue has consisted of (i) $6,158,000 of license fees and research and development funding, (ii) net interest income aggregating $1,697,000, and (iii) $128,000 of grant revenue.

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a pharmaceutical business unit of Akzo Nobel (The Netherlands). The agreement will allow Organon to develop and commercialize the Company's proprietary Ampakine(R) technology for the treatment of schizophrenia and, upon Organon's election, for the treatment of depression. In connection with the agreement, the Company received $2,500,000, representing a $2,000,000 up-front licensing payment and a $500,000 quarterly research support payment.

Subsequent to March 31, 1999, the Company received a second quarterly research support payment of $650,000, with future payments expected to increase as the Company increases its scientific staff. The agreement includes research support payments of up to $3,000,000 per year for two years

(subject to Cortex providing agreed-upon levels of research) and milestone payments, plus royalty payments on worldwide sales.

From inception (February 10, 1987) through March 31, 1999, the Company has sustained losses aggregating $36,560,000. Continuing losses are anticipated over the next several years, as the Company's ongoing operating expenses will only be offset, if at all, by research support payments and possible milestone payments from its research collaboration with Organon, or under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the later stages of clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon agreement or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company's operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will require successful commercial development of its products by Organon or its other prospective partners to attain profitable operations from royalties or other product-based revenues.

Net income for the three-month period ended March 31, 1999 of $979,000 compares with a net loss of $1,458,000 for the corresponding prior year period. The net loss for the nine-month period ended March 31, 1999 was $1,153,000, compared to a net loss of $4,086,000 for the corresponding prior year period. Revenues from the license and research collaboration with NV Organon were responsible for the improvements in the current year periods (Note 3).

Research and development expenses decreased from $1,183,000 to $1,066,000, or by 10%, during the three-month period ended March 31, 1999 compared to the corresponding prior year period. During the nine-month period ended March 31, 1999, research and development expenses decreased from $3,155,000 to $2,525,000, or by 20%, compared to the corresponding prior year period. The decreases resulted from the timing of earlier commenced Phase I/IIa human clinical testing of Ampalex(R). The decreases also reflect reduced salary expenses due to earlier decreases in scientific employees and a resultant decrease in lab supplies spending. Expenditures for both salaries and supplies are expected to increase as the Company increases its research staff in connection with the Organon agreement.

For the three-month period ended March 31, 1999, general and administrative expenses of $417,000 were materially consistent with expenses of $395,000 for the corresponding prior year period. For the nine-month period ended March 31, 1999, general and administrative expenses decreased from $1,241,000 to $1,094,000, or by 12% compared to the corresponding prior year period. The decrease includes reduced spending for office supplies, travel and the annual report. The decrease also reflects the prior year period expense for the estimated value of a warrant issued as part of a note payable restructuring.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Liquidity and Capital Resources; Plan of Operation

From inception (February 10, 1987) through March 31, 1999, Cortex has funded its organizational and research and development activities primarily from the issuance of equity securities, with net proceeds aggregating $36 million. An additional $3.6 million in research and license payments was received from Alkermes, Inc. in 1992 and 1993 in connection with a development and license agreement with that firm. Net interest income from inception through March 31, 1999 was $1.7 million.

During the quarter ended March 31, 1999, the Company received $2,500,000 in connection with a research collaboration and licensing agreement with NV Organon (Note 3). Additional amounts, representing quarterly research support payments, are expected over the next two years. The agreement also includes milestone payments based on clinical development of the licensed technology and royalties on worldwide sales.

As of March 31, 1999, the Company had cash and cash equivalents totaling $1,448,000 and working capital of $(253,000). In comparison, as of June 30, 1998, the Company had cash and cash equivalents of $2,124,000 and working capital of $1,698,000. The decreases represent amounts required to fund operating losses.

The Company leases approximately 30,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2004. The commitments under the lease agreement for the years ending June 30, 1999, 2000, 2001, 2002 and 2003 total $266,000, $325,000, $339,000, $353,000 and
$368,000, respectively. From inception (February 10, 1987) through March 31, 1999, expenditures for furniture, equipment and leasehold improvements aggregated $2,146,000.

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

As of March 31, 1999, Cortex had 27,500 outstanding shares of 9% cumulative convertible preferred stock, which accrue cumulative semi-annual dividends at an annual rate of $0.09 per share. To conserve capital for operations, the Company has elected not to distribute the dividends that have accrued since 1989. Accrued and unpaid dividends as of March 31, 1999 were $22,275.

Over the next twelve months the Company is committed to $637,000 of funding for sponsored research in academic laboratories. Remaining commitments for current Phase I/IIa clinical studies on the Company's Ampakine compounds are not significant.

As of March 31, 1999, Cortex had a total of 15 full-time research and administrative employees. As a result of the agreement with Organon, the Company plans to nearly double its research staff from current levels. Significant investments in plant or equipment are not planned for the upcoming year.

Assuming successful restructuring of the note payable to Alkermes, Cortex anticipates that its existing cash, cash equivalents and short-term investments and the expected research support payments from Organon will be sufficient to satisfy its capital requirements into the spring of 2000. Without any milestone payments from the Organon agreement, additional funds will be required to continue operations beyond that time.

The Company's common stock was previously quoted on the Nasdaq SmallCap Market under the symbol "CORX." Listing standards for the Nasdaq SmallCap Market include a net tangible asset, market capitalization or net income test. Nasdaq also requires a minimum bid price of $1.00 per common share. The Company does not meet the current listing standards and as a result, its common stock is no longer eligible for listing on the Nasdaq SmallCap Market. Effective March 18, 1999, Cortex common stock began trading in the over-the-counter market on the NASD's "Electronic Bulletin Board."

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

In order to provide for both its short and longer-term spending requirements, the Company is presently seeking additional collaborative or other arrangements with larger pharmaceutical companies. Under these agreements, it is intended that such companies would provide capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products that the Company is developing. Competition for such arrangements is intense, however, with a large number of biopharmaceutical companies attempting to secure alliances with more established pharmaceutical companies. Although the Company has been engaged in discussions with candidate companies, there is no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short and longer-term funding requirements.

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

Year 2000 Compliance

The Company has completed a preliminary assessment of the impact of the Year 2000 as it relates to the Company's computers and operating systems. Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs recognize a date using "00" as the year as 1900 rather than as the year 2000. This may cause a system failure or otherwise disrupt operations. The Company will be required to update some of its software so that its computer systems will continue to function properly. Completion of the upgrade is expected by June 1999, prior to any anticipated impact on its operating systems. The associated cost is anticipated to be less than $35,000.

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

PART II.  OTHER INFORMATION

Item 3.  Defaults upon Senior Securities

In order to conserve capital for operations, the Board of Directors of the Company elected not to distribute the semi-annual dividends that have accrued from June 15, 1990 on the Company's 9% cumulative convertible preferred stock. As of March 31, 1999, accrued and unpaid dividends on the 9% cumulative convertible preferred stock were $22,275.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit
         Number    Description
         -----------------------------------------------------------------------

         10.64     Research and Collaboration and License Agreement between the
                   Company and N.V. Organon, dated January 13, 1999,
                   incorporated by reference to Exhibit 10.64 of the Company's quarterly report on Form 10-QSB as filed on February 16,
                   1999. (Portions of this Exhibit were omitted and filed
                   separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.)
         27        Financial Data Schedule


         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 1999.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CORTEX PHARMACEUTICALS, INC.


May 12, 1999                 By:    /s/ Vincent F. Simmon, Ph.D.
                                    ----------------------------
                                    Vincent F. Simmon, Ph.D.
                                    President and Chief Executive Officer;
                                    Acting Chief Financial Officer,
                                    Corporate Secretary
                                    (Principal Financial and Accounting Officer)