Form 10KSB40
period 1999-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 1999-09-28
CIK 849636

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                         -----------------------------

                                  FORM 10-KSB

 X     Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
---    Act of 1934
       For the fiscal year ended        June 30, 1999
                                    --------------------

                                      OR

       Transition Report pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934
       For the transition period from ____________________ to ____________

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

                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days. YES   X
                                                                           -----
NO
   -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X
                               -----

Revenues for the issuer's most recent fiscal year were $3,151,000. The aggregate market value of the voting stock held by non-affiliates as of August 13, 1999 was $15,211,035 (based on the last sale price of the common stock as reported by the Over-the-Counter Bulletin Board).

As of September 23, 1999, there were 15,528,182 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES        NO   X
                                                               -----     -----

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III: Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on December 14, 1999.

                               TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I
 Item 1.        Description of Business......................................      3

 Item 2.        Description of Property......................................     15

 Item 3.        Legal Proceedings............................................     16

 Item 4.        Submission of Matters to a Vote of Security Holders..........     16

PART II

 Item 5.        Market for Common Equity and Related Stockholder Matters.....     16

 Item 6.        Management's Discussion and Analysis of
                Financial Condition and Results of Operations................     17

 Item 7.        Financial Statements.........................................     20

 Item 8.        Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.......................     20

PART III

 Item 9.        Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 16(a) of the Exchange Act............     21

 Item 10.       Executive Compensation.......................................     21

 Item 11.       Security Ownership of Certain Beneficial Owners
                and Management...............................................     21

 Item 12.       Certain Relationships and Related Transactions...............     21

 Item 13.       Exhibits and Reports on Form 8-K.............................     22

Signatures...................................................................    S-1

Financial Statements.........................................................    F-1

Exhibit Index and Exhibits..................(Attached to this Report on Form 10-KSB)

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

PART I

Item 1.   Description of Business

     Cortex Pharmaceuticals, Inc. ("Cortex" or the "Company") is a development stage enterprise that was organized in 1987 to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurodegenerative diseases and other neurological and psychiatric disorders. Since 1993, the primary effort at Cortex has been centered on developing products that affect the AMPA-type glutamate receptor, a complex of proteins that is involved in most "excitatory" communication between nerve cells in the human brain. Cortex is developing a family of chemical compounds, known as Ampakines/(R)/, that enhance the activity of this receptor. Cortex believes that Ampakines hold promise for correcting deficits brought on by a variety of diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter.

     The Ampakine program addresses large potential markets. Accordingly, the Company's commercial development plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of its proposed products. The Company may retain the right to eventually co-promote Ampakines for selected indications in the United States. If the Company is successful in the pursuit of this partnering strategy, it may be in a position to contain its costs over the next few years, to maintain its focus on the research and early development of novel pharmaceuticals (where it believes that it has the ability to compete) and eventually to participate more fully in the commercial development of its proposed products in the United States. In January 1999, the Company entered a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a subsidiary of Akzo Nobel (The Netherlands). The agreement will enable Organon to develop and commercialize the Company's Ampakine technology for the treatment of schizophrenia and, upon Organon's election, for the treatment of depression. Cortex continues to seek collaborative or licensing arrangements with other pharmaceutical companies. These arrangements may permit other applications of the Ampakines to be advanced into later stages of clinical development and may provide access to the extensive clinical trials management, manufacturing and marketing expertise of such companies. The Company may not be able to secure such arrangements on favorable terms, or at all, and its products may not be successfully developed and approved for marketing by government regulatory agencies.

In the fiscal years ended June 30, 1999 and 1998, the Company's expenditures on research and development were $3,379,732 and $4,007,466, respectively, with the decrease attributable to the timing of Phase I/IIa human clinical testing of CX516 (Ampalex/(R)/) in patients with schizophrenia and in patients with Alzheimer's disease.

AMPA Receptor Program

     In June 1993, Cortex licensed a new class of compounds -- the Ampakines -- from the University of California. Ampakines facilitate the activity of the AMPA receptor, which binds the neurotransmitter glutamate. The Ampakines interact in a highly specific manner with the AMPA receptor in the brain, lowering the amount of neurotransmitter required to generate a response and increasing the magnitude of the response to any given amount of glutamate. It is hoped that this selective amplification of the normal glutamate signal will eventually find utility in the treatment of neurological diseases and disorders characterized by depressed functioning of brain pathways that utilize glutamate as a neurotransmitter.

     It is well known that synaptic connections, including those that utilize glutamate, decline with age. Thus, disorders such as mild cognitive impairment associated with aging may be amenable to treatment with Ampakines. Two prominent diseases that may benefit from AMPA receptor-directed therapeutics are schizophrenia and Alzheimer's disease. The Company and its collaborators have also obtained encouraging preliminary results in animal models of depression, sexual dysfunction and depressed endocrine function.

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

     The first "wonder drugs" for schizophrenia, the so-called neuroleptics or conventional anti-psychotics, were developed in the 1950s and 1960s. These drugs, such as chlorpromazine and haloperidol, helped to reduce the positive symptoms of the disease and greatly reduced the need for chronic hospitalization. However, these drugs, which are still in use today, are characterized by troublesome and occasionally life-threatening side effects. One of the most common side effects of conventional anti-psychotics is EPS or "extrapyramidal signs," which include restlessness and tremors. EPS side effects have a strongly negative impact on quality of life and tend to lead to poor patient compliance with medication.

     More recently, a new type of anti-psychotic agent, referred to as atypical due to the virtual lack of EPS side effects, has been developed. Clozapine was the first such drug. It was initially studied in the 1970s, but clinical trials were halted due to the risk of a fatal blood disorder known as agranulocytosis and a dose-dependent risk of seizures. Clozapine was reintroduced in the 1980s, with approval by the FDA for use in patients who cannot be adequately treated with typical neuroleptics, either because of lack of efficacy or side effects. Risperidone and olanzapine are other recent clozapine-like anti-psychotics without agranulocytosis side effects.

     The newer atypical agents achieve good control of positive symptoms, partial control of negative symptoms and better patient compliance with medication due to lower levels of EPS side effects. However, schizophrenia clinicians agree that there are still substantial side effects and that the cognitive symptoms of schizophrenia are not greatly improved by any available agent. The persistence of cognitive symptoms prevents many patients with schizophrenia from successfully reintegrating into society.

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

     In late 1995, Cortex announced the discovery that an Ampakine reduced stereotypic behavior (mechanical repetition of posture or movement) in rats that had been injected with methamphetamine. Reduction of methamphetamine-induced stereotypic behavior is widely used for initial screening of anti-psychotic drugs. Scientists at both the University of California, Irvine and Cortex have since extended this finding to include additional Ampakines. Further, Cortex scientists have demonstrated that Ampakines in combination with either conventional or atypical anti-psychotic drugs have additive or synergistic effects in this model system.

     In January 1999, the Company entered into an exclusive worldwide license agreement with Organon. The agreement will enable Organon to develop and commercialize Cortex's proprietary Ampakine technology for the treatment of schizophrenia and to explore it in the area of depression. The agreement includes an upfront payment of $2,000,000, research and development payments of up to $3,000,000 per year for two years, and milestone payments, plus royalty payments on worldwide sales. The Company hopes that the agreement with Organon will provide an accelerated program to bring the Ampakines to market for schizophrenia and possibly depression, if proven safe and effective in clinical trials.

     Shortly thereafter, in April 1999 the Company reported preliminary results from a study with CX516 in patients with schizophrenia being treated with clozapine. This Phase I/IIa clinical trial, conducted at Massachusetts General Hospital, was designed primarily as a safety study. Clinical and psychological testing was also included in an attempt to obtain a preliminary indication that CX516 may effect the psychological parameters that likely contribute to symptoms of the disease, particularly the cognitive symptoms that have thus far been resistant to treatment. Preliminary results indicate that CX516 is reasonably safe in combination with clozapine and improves performance on several tests of verbal learning, memory, problem solving and distractability. The improvements noted in CX516-treated patients appeared to persist for a period of time after cessation of treatment.

     A second similar study to assess the affect of CX516 as a 'mono' therapy in patients with schizophrenia was initiated at the National Institutes of Health in Bethesda, Maryland. Because of slow patient enrollment, the Company has since elected to discontinue this study. The Company intends that further clinical testing of the Ampakines in patients with schizophrenia will be conducted by its corporate partner, Organon. Data obtained from the testing performed at Massachusetts General Hospital should be very helpful in the design of such trials. Cortex is pleased with the progress of the Organon research collaboration and anticipates receiving its first milestone payment from the agreement before the end of 1999.

Deficits of Memory and Cognition -- Alzheimer's Disease

     Impairment of memory and cognition is a serious health care problem that is growing as the elderly population continues to increase. While not fatal (except when associated with diseases such as Alzheimer's disease), the incidence and prevalence of cognitive deficits increase inexorably with age. Many elderly individuals are confined to nursing homes because of psychological disorientation and functional difficulties. Pharmaceuticals to alleviate deficits in memory and cognition could potentially enable these elderly individuals to remain independent longer.

     Although disease and physiological malfunctions are thought to be the fundamental cause of severe mental decline, age itself is a contributory factor, with the human brain losing about 10% of its weight over a normal life span. In the cerebral cortex, a great deal of the communication between neurons is mediated by receptors for the neurotransmitter glutamate, including a subtype known as the AMPA receptor. AMPA receptors and synapses decline in number with aging, on average by 25-30% between the ages of 25 and 65, making it more difficult for information to pass through and between areas of the cerebral cortex. Therefore a potential corrective approach to alleviate age-related cognitive deficits is to enhance the activity of the remaining functional AMPA receptors.

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

     It is in the early stages of Alzheimer's disease -- the first few years -- that Cortex believes Ampakines may play a valuable role, enhancing the effectiveness of the brain cells that have not yet succumbed to the disease. This may help to alleviate the memory and cognitive deficits that make up the early symptoms. There is also a possibility that treatment with Ampakines may slow the progression of Alzheimer's disease. The reason for this is that brain cells, or neurons, require continued input from other brain cells to remain alive. As neurons die, other neurons begin to lose their inputs, hastening their own death. Ampakines may slow the rate at which functional levels of input from other neurons are lost. Research also suggests that Ampakines may increase the production of neurotrophic factors that are known to be protective for nerve cells.

     One of the most compelling of the animal studies conducted to date with the Ampakines involved an assessment of the effects on memory performance in middle-aged rats. A number of researchers have demonstrated that healthy middle-aged rats have significant deficits in memory performance when compared to younger animals. This provides an animal model for age-associated memory impairment in humans. In a study published in Synapse, the authors conducted research involving a maze task with middle-aged and young adult rats. The middle-aged rats showed striking deficits in performance when compared with the young adult animals. When given an Ampakine, the performance of the middle-aged rats improved to levels equivalent to those found in young animals.

     Three human clinical safety studies have been completed with CX516 ("Ampalex") in healthy volunteers. In all three studies, CX516 was safe and well-tolerated on acute oral administration and, importantly, statistically-significant positive effects on memory performance were seen in healthy volunteers.

     The initial study, conducted by AFB Parexel in Berlin involved single administrations of drug or placebo to a total of 48 healthy young adult volunteers, ranging in age from 18 to 35. The trial was double-blinded and placebo-controlled, and involved administering a single dose of drug, in capsule form, to each volunteer. Several dosages of drug were tested and at all dosage levels, the drug was safe and well-tolerated. In addition, analysis of psychological data that was collected revealed a highly statistically significant positive effect on a test of memory performance that involved recall of a list of nonsense syllables.

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

     After these encouraging results, Cortex initiated a Phase I/IIa study in patients experiencing deficits of memory and cognition due to Alzheimer's disease. The double-blind, placebo-controlled dose escalation study, which is being conducted at the National Institutes of Health in Bethesda, Maryland, involves administration of CX516 to an eventual total of 16 to 20 patients for up to 28 consecutive days. To date, 15 patients have been enrolled in this study, with enrollment of an additional five patients anticipated.

     While preliminary indications of desired effects on memory and cognition may be obtained from this study, psychological testing of patients with Alzheimer's disease is subject to a high level of variability. Full-scale Phase II studies designed to achieve significance on broad psychological scales will require larger numbers of patients. Cortex is seeking a larger pharmaceutical company partner for further development of Ampakines for the potential treatment of Alzheimer's disease and age-related declines in brain function. Several companies have expressed a strong interest in this program.


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

     Subsequently, Cortex shifted its emphasis to calpain inhibitor research outside the nervous system. The Cortex 1993 annual report included a discussion of the Company's research in cerebral vasospasm, which involved reversal of an existing spasm of blood vessels in the brain. In October 1993, Alkermes notified the Company that Alkermes believed that it had rights to this indication under the Alkermes Agreement. In November 1993, Alkermes filed an action in U.S. District Court in Massachusetts alleging that the Company had breached the Alkermes Agreement by developing calpain inhibitors for cerebral vasospasm.

     In October 1995, the Company and Alkermes agreed to a settlement of the dispute. Alkermes agreed to dismiss its action against Cortex and to relinquish all rights previously granted them by the Company, as well as rights to related technologies developed by Alkermes. In connection with the settlement, the Company issued to Alkermes a $1,000,000 non-transferable, three-year promissory note accruing interest semi-annually at the federal funds rate. The Company also committed to pay Alkermes a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations. In February 1998, the terms of the note were restructured to include a principal payment of $200,000 upon signing of the new agreement. The balance of the note and accrued interest was payable in October

1999 or upon consummation of a corporate partnership between Cortex and a larger pharmaceutical company, whichever was earlier. In connection with the restructuring agreement, the Company issued to Alkermes a five-year warrant to purchase 75,000 shares of Common Stock at an exercise price of $1.55 per share. With the signing of the license agreement with Organon (see Note 5 of Notes to Financial Statements), the note became due and payable. In July 1999, the terms of the note were restructured to include a principal and interest payment of $250,000 and monthly payments of $50,000 from August 1999 to January 2000. The balance of the note and accrued interest are due and payable by February 28, 2000. In connection with this restructuring agreement, the Company agreed to issue to Alkermes a five-year warrant to purchase 100,000 shares of Common Stock at an exercise price derived from the fair market value of the Company's Common Stock.

     Cortex has subsequently shifted more of its resources from its calpain inhibitor program to its Ampakine technology platform. As part of the Company's emphasis on its Ampakine program, Cortex canceled its licensing agreement with Georgia Tech Research Corporation related to the Company's calpain inhibitor technology during the year ended June 30, 1999.

Manufacturing

     Cortex has no experience in manufacturing pharmaceutical products and relies, and presently intends to rely, on the manufacturing and quality control expertise of contract manufacturing organizations or prospective corporate partners. There is no assurance that the Company will be able to enter arrangements for manufacturing of its proposed products on favorable terms.

Marketing

     The Company has no experience in the marketing of pharmaceutical products and does not anticipate having the resources to distribute and broadly market any products that it may develop. The Company will therefore continue to seek commercial development arrangements with other pharmaceutical companies for its proposed products. In entering into such arrangements, the Company may seek to retain the right to co-promote products for certain indications in North America. The Company's worldwide licensing agreement with Organon (see Note 5 of Notes to Financial Statements) does not provide Cortex with co-promotional rights. There is no assurance that the Company will be able to enter into co-promotional arrangements in connection with its other licensing activities, or that co-promotional rights will lead to greater revenues for the Company.

Technology Rights and Collaborative Agreements

AMPA Receptor Modulating Compounds

     In 1993, Cortex entered into an agreement with the Regents of the University of California, under which Cortex secured exclusive commercial rights to AMPA receptor modulating compounds (Ampakines) for the treatment of deficits of memory and cognition. The agreement was subsequently amended to include additional indications. The Company paid an initial license fee and is obligated to make additional payments, including license maintenance fees and patent expense reimbursements creditable against future royalties, over the course of initiating and conducting human clinical testing and obtaining regulatory approvals. When and if sales of licensed products commence, the Company will pay royalties on net sales.

Patents and Proprietary Rights

     The Company is aggressively pursuing patent protection of its technologies. Cortex owns or has exclusive rights (within its areas of product development) to approximately 15 issued or allowed U.S. patents and a number of additional U.S. patent applications and their international counterparts.

     In April 1999, Cortex received a patent that covers the Company's Ampakines -- as well as compounds made by others -- for the treatment of memory and cognition. It allows Cortex and its licensees to exclude others in the United States from making and selling AMPA-receptor modulating compounds for the treatment of memory or dementia, including Alzheimer's disease. The coverage also extends to psychiatric conditions including depression, obsessive compulsive disorder, attention deficit disorder, and phobic disorders. In 1998, Cortex received a United States patent that contained a similarly broad claim for any AMPA-modulating compound to treat schizophrenia.

     There is no assurance that patents, whether already issued or issuing in the future in connection with current or future patent applications, will afford effective protection against competitors with similar technology. There is also no assurance that any patents issued or licensed to Cortex will not be infringed upon or designed around by others. Further, since issuance of a patent does not guarantee the right to practice the claimed invention, there is no assurance that others will not obtain patents that the Company would then need to license or design around in order to practice its patented technologies, or that Cortex would be able to obtain licenses that might be required to practice these technologies due to patents of others on reasonable terms. Additionally, any unpatented manufacture, use or sale of the Company's technology, processes or products may infringe on patents or proprietary rights of others, and the Company may be unable to obtain licenses or other rights to these other technologies that may be required for commercialization of the Company's proposed products or processes.

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

Government Regulation

     In order to test, produce and market human therapeutic products in the United States, mandatory procedures and safety standards established by the Food and Drug Administration ("FDA") must be satisfied. Obtaining FDA approval is a costly and time-consuming process. Although Cortex has initiated Phase I (safety) testing in Europe, it has not yet filed a Notice of Claimed Investigational Exemption for a New Drug ("IND") with the FDA for testing in the United States. The Company is conducting Phase I/IIa studies in the U.S. with CX516 in Alzheimer's disease patients and in patients with schizophrenia under INDs filed by its clinical collaborators. It is the Company's intent that Organon, or other pharmaceutical company partner or partners that the Company is seeking, will pursue the required regulatory approvals to conduct clinical tests in the United States and elsewhere.

     Clinical trials are normally conducted in three phases. Phase I trials are concerned primarily with safety of the drug, involve fewer than 100 subjects, and may take from six months to over a year. Phase II trials normally involve a few hundred patients and are designed primarily to demonstrate effectiveness in treating or diagnosing the disease or condition for which the drug is intended, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials may involve up to several thousand patients who have the disease or condition for which the drug is intended, to approximate more closely the conditions of ordinary medical practice. Phase III trials are also designed to clarify the drug's benefit-risk relationship, to uncover less common side effects and adverse reactions, and to generate information for proper labeling of the drug. The FDA receives reports on the progress of each phase of clinical testing, and may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients. The FDA estimates that the clinical trial period of drug development can take up to ten years, and averages five years. With certain exceptions, once clinical testing is completed, the sponsor can submit a New Drug Application ("NDA") for approval to market a drug. The FDA's review of an NDA can also be lengthy.

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

     Cortex does not have the financial and other resources to conduct the clinical testing and other procedures required to obtain approval to market its products. Accordingly, the Company will be dependent upon entering into partnerships or other collaborative arrangements with third parties with the required resources to obtain the needed approvals. Along with its agreement with Organon, Cortex intends to enter into license or other arrangements with other pharmaceutical companies under which those companies would conduct the required clinical trials and seek FDA approval for most or all of its proposed products. There is no assurance that Cortex will be able to enter into such arrangements on favorable terms, or at all, or that such arrangements will ultimately result in obtaining the necessary governmental approvals.

Competition

     The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including both major pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to those of Cortex. A large number of drugs intended for the treatment of Alzheimer's disease, schizophrenia, depression and other neurological and psychiatric diseases and disorders are on the market or in the later stages of clinical testing. For example, approximately 15 drugs are in development in the U.S. for schizophrenia. In addition, over 25 drugs are under clinical investigation in the U.S. for the treatment of Alzheimer's disease. The Company's competitors have substantially greater financial and other resources and larger research and development staffs. Larger pharmaceutical company competitors also have significant experience in preclinical testing, human clinical trials and regulatory approval procedures.

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

Employees

     As of June 30, 1999, Cortex had 21 full-time employees and had engaged four part-time Ph.D.-level scientific consultants. Of the 21 full-time employees, 16 are engaged in research and development and five are engaged in management and administrative support. The Company also sponsors a substantial amount of research in academic laboratories.

Risk Factors

     In addition to the other matters set forth in this Report, the Company's continuing operations and the price of the Company's Common Stock are subject to the following risks:

Need for Additional Funds

     Without further injections of capital, we anticipate that we have sufficient funds to maintain our operations into early calendar year 2000. We will require additional funds to continue our operations beyond that time. We cannot say with any amount of certainty that we will be able to obtain the additional needed funds on reasonable terms, or at all. If we decide to raise additional funds by issuing more of our securities, stockholders at the time of issuance will experience a dilution to the value of their securities.

     We anticipate receiving the first milestone from our agreement with Organon during calendar year 1999. If we receive this milestone payment in or before January 2000, we expect that we may sustain operations through the end of calendar 2000. We cannot give any assurance that the Company will receive the milestone during this timeframe, or at all.

     If we are unable to obtain additional funds, we could lose our key employees and could be required to abandon one or more of our product development programs. In addition, we may be unable to meet our research spending obligations under existing licensing agreements and may be unable to continue our business operations.

     We are presently seeking collaborative or other arrangements with larger pharmaceutical companies to provide for both our immediate and longer-term funding requirements. These agreements would potentially provide us with additional funds in exchange for exclusive or non-exclusive license or other rights to the technologies and products that we are currently developing. Competition between biopharmaceutical companies for these types of arrangements is intense. Although we have been engaged in discussions with candidate companies for some time, we cannot give any assurance that these discussions will result in an agreement or agreements in a timely manner, or at all. Additionally, we cannot assure you that any resulting agreement will generate sufficient revenues to offset our operating expenses and longer-term funding requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Reliance on N.V. Organon

     We are dependent on future payments from Organon to continue the development and commercialization of our Ampakine technology. Under the agreement with Organon that we entered into in January 1999, we share the research efforts. Organon has primary responsibility for developing and commercializing Ampakines for use in the treatment of schizophrenia, with an option to extend the rights to the treatment of depression. The agreement provides for an up-front payment by Organon of $2,000,000 and research support payments of up to $3,000,000 per year for two years (subject to us providing agreed-upon levels of research). The agreement also includes milestone payments, plus royalty payments on a worldwide basis. Under the terms of the agreement, Organon has the right at any time to terminate the agreement upon four months' prior notice. In addition, Organon has the right to terminate the research and development related to the agreement upon 30 days' prior notice in the event that we materially breach the agreement and do not cure the breach within 60 days of receipt of a notice of breach from Organon. If Organon were to discontinue its financial support, we might not be able to continue the development of our Ampakine technology, and our financial condition would be seriously impaired. See "Description of Business;" "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Development Stage Company; History of Losses

     We are considered a "development stage" company because, since our formation on February 10, 1987 through June 30, 1999, we have generated only modest operating revenues and we have incurred net losses aggregating $37,029,014. As of June 30, 1999, we had an accumulated deficit of $39,160,853. We will require substantial additional funds to advance our research and development programs, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business."

Dependence on Strategic Alliances and Third Parties for Clinical Testing, Manufacturing and Marketing

     We do not have the resources, and do not presently intend, to conduct later-stage human clinical trials or to manufacture our proposed products. Therefore, in addition to our agreement with Organon, we are seeking other pharmaceutical company partners to conduct such activities for most or all of our proposed products. In connection with our efforts to secure corporate partners, we will seek to retain certain co-promotional rights to our proposed products. These co-promotional rights will allow us to market our products to selected medical specialists while our corporate partner markets our products to the general medical market. We cannot assure you that we will be able to enter into any partnering arrangements on this or any other basis. In addition, we cannot assure you that we, Organon, or our prospective corporate partners, can successfully introduce our proposed products. We also face the risks that our products will be rejected by patients, health care providers or insurance companies, or that our products cannot be manufactured and marketed at prices that would permit us to operate profitably. See "Description of Business."

Technological Uncertainty; Early Stage of Product Development; No Assurance of Regulatory Approvals

     We cannot assure you that our research and development activities will enable us to produce any products able to withstand competition. Our development of each product is subject to the risks of failure commonly experienced in the development of products based upon innovative technologies and the expense and difficulty of obtaining approvals from regulatory agencies. All of our proposed products are in the preclinical or early clinical stage of development and will require significant additional funding for research, development and clinical testing before we are able to submit them to any of the regulatory agencies for clearances for commercial use. We cannot assure you that we will be able to license any technologies or proposed products, other than those licensed to Organon. We cannot assure you that we will be able to complete successfully any of our research and development activities. Even if we do complete them, we cannot assure you that we will be able to market successfully any of the products or that we will be able to obtain the necessary regulatory approvals or that customers will like our products. We also face the risk that any or all of our products will not work as intended or that they will be toxic, or that, even if they do work and are safe, that our products will be uneconomical to manufacture and market on a large scale. We also face the risk that the rights of other persons or entities will stop us from marketing any of our products or that other persons or entities might develop and market a superior or equivalent product. Due to the extended testing and regulatory review process required before we can obtain marketing clearance, we do not expect to be able to commercialize any therapeutic drug for at least five years, either directly or through our corporate partners or licensees. See "Description of Business."

Limited Proprietary Rights; Uncertainty Associated With Patent Protection

     Under our agreements with the Regents of the University of California, we have exclusive rights to our Ampakine compounds for all applications. These rights are secured by patents or patent applications owned wholly by others or by others as co-owners with us. Our existing agreements require us to make certain minimum annual payments, meet certain milestones or diligently seek to commercialize the underlying technology. Our failure to meet any of these requirements could allow the other party to terminate that particular agreement.

     Our success will depend, in part, on our ability to get patent protection for our products and processes in the United States and elsewhere. We have filed and intend to continue to file patent applications as we need them. We cannot assure you, however, that any additional patents will issue from any of these applications or, if patents do issue, that the claims allowed will be sufficiently broad to protect our technology. Also, we cannot assure you that any patents issued to us or licensed by us can withstand challenges made by others or that we will be able to protect our rights.

     If we are unable to obtain sufficient protection of our proprietary rights in our products or processes prior to or after obtaining regulatory clearances, our competitors may be able to obtain regulatory clearance and market competing products by demonstrating the equivalency of their products to our products. If they are successful at demonstrating the equivalency between the products, our competitors would not have to conduct the same lengthy clinical tests that we have conducted.

     We also rely on trade secrets and confidential information that we try to protect by entering into confidentiality agreements with other parties. We cannot assure you that any of the confidentiality agreements will be honored, or, if breached, that we would have enough remedies to protect the confidential information. Further, we cannot assure you that our competitors will not independently learn our trade secrets or develop similar or superior technologies. To the extent that our consultants, key employees or others apply technological information independently developed by them or by others to our projects, disputes may arise regarding the proprietary rights to such information. We cannot assure you that such disputes will be resolved in favor of the Company. See "Description of Business -- Patents and Proprietary Rights."

Shares Eligible for Future Sale; Dilution

     If all outstanding warrants and options are exercised prior to their expiration, approximately 2.8 million additional shares of Common Stock could become freely tradable without restriction. A total of 11,026 shares of Common Stock are issuable upon conversion of currently outstanding 9% Preferred Stock and Series B Preferred Stock. On issuance such shares will be freely tradable. Sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of the Common Stock. See "Market for Common Equity and Related Stockholder Matters" and Note 4 of Notes to Financial Statements.

Intense Competition

     Our business is characterized by intensive research efforts. Our competitors include many companies, research institutes and universities that are working in a number of pharmaceutical or biotechnology disciplines to develop therapeutic products similar to those we are currently investigating. Most of these competitors have substantially greater financial, technical, manufacturing, marketing, distribution and/or other resources than us. In addition, many of our competitors have experience in performing human clinical trials of new or improved therapeutic products and obtaining approvals from the FDA and other regulatory agencies. We have no experience in conducting and managing later-stage clinical testing or in preparing applications necessary to obtain regulatory approvals. Accordingly, it is possible that our competitors may succeed in developing products that are safer or more effective than those that we are developing and may obtain FDA approvals for their products faster than we can. We expect that competition in this field will continue to intensify. See "Description of Business--Competition."

Dependence Upon Key Personnel

     We are highly dependent upon key management and technical personnel. Competition for qualified employees among pharmaceutical and biotechnology companies is intense. The loss of any of our key management or technical personnel, or our inability to attract, retain and motivate the additional highly-skilled employees and consultants that our business requires, could substantially hurt our business and prospects. We cannot assure you that we will be able to retain our existing personnel or attract additional qualified employees when we need them. See "Description of Business -- Employees."

Dependence on Relationships with Consultants and the University of California, Irvine

     We depend upon our relationships with academic consultants, particularly Dr. Gary S. Lynch of the University of California, Irvine ("UCI"). Dr. Lynch plays an important role in guiding our research. In addition, we sponsor preclinical research in Dr Lynch's laboratories at UCI that is part of our product development and corporate partnering profile. If our relationship with Dr. Lynch or UCI was disrupted, our AMPA receptor research program could be adversely affected. Our agreements with Dr. Lynch and our other consultants are generally terminable by the consultant on short notice.

Government Regulation

     The FDA and other similar agencies in foreign countries have substantial requirements for therapeutic products. Such requirements often involve lengthy and detailed laboratory, clinical and post-clinical testing procedures. It often takes companies many years to satisfy these requirements, depending on the complexity and novelty of the product. The review process is also extensive which may delay the approval process even more. As of yet, we have not obtained any approvals to market our products. Further, we cannot assure you that the FDA or other regulatory agency will grant us approval for any of our products on a timely basis, if at all. Even if regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems may result in restrictions on marketing or withdrawal of the product from the market. See "Description of Business--Government Regulation."

Lack of Listing on an Exchange or on the Nasdaq System; Restrictions on Our
Stock

     Our Common Stock is not listed on any exchange or on the Nasdaq System. Our Common Stock is reported on the OTC Bulletin Board. Because our shares are not listed on any exchange or on the Nasdaq System, they are subject to the regulations regarding trading in "penny stocks," which are those securities trading for less than $5.00 per share. The following is a list of the restrictions on the sale of penny stocks:

     . Prior to the sale of penny stock by a broker-dealer to a new purchaser, the broker-dealer must determine whether the purchaser is suitable to invest in penny stocks. To make that determination, a broker-dealer must obtain, from a prospective investor, information regarding the purchaser's financial condition and investment experience and objectives. Subsequently, the broker-dealer must deliver to the purchaser a written statement setting forth the basis of the suitability finding.

     . A broker-dealer must obtain from the purchaser a written agreement to purchase the securities. This agreement must be obtained for every purchase until the purchaser becomes an "established customer."

     . The Exchange Act requires that prior to effecting any transaction in any penny stock, a broker-dealer must provide the purchaser with a "risk disclosure document" that contains, among other things, a description of the penny stock market and how it functions and the risks associated with such investment. These disclosure rules are applicable to both purchases and sales by investors.

     . A dealer that sells penny stock must send to the purchaser, within ten days after the end of each calendar month, a written account statement including prescribed information relating to the security.

As a result of our securities not being listed on an exchange or the Nasdaq System and the rules regarding penny stock transactions, your ability to sell to a third party may be limited. We make no guarantee that our current market-makers will continue to make a market in our securities, or that any market for our securities will continue.

Volatility of Stock Price

     We are in the biopharmaceutical industry and the market price of securities of life sciences companies in general has been very unpredictable. See "Market for Common Equity and Related Stockholder Matters." Announcements by us or our competitors concerning technological innovations, new products, proposed governmental regulations or actions, developments or disputes relating to patents or proprietary rights, public concern over the safety of therapeutic products and other factors that affect the market generally could significantly impact our business and the market price of our securities.

Dividends

     Since our formation in 1987, we have not paid cash dividends on our Common Stock. We do not anticipate paying any dividends on our Common Stock in the future. Furthermore, the terms of the 9% Preferred Stock do not allow for the payment of cash dividends unless we have paid the accrued and unpaid dividends on the 9% Preferred Stock in full. As of June 30, 1999, accrued and unpaid dividends on the 9% Preferred Stock were $23,513.

Anti-Takeover Provisions

     Certain provisions of our Certificate of Incorporation could make it more difficult for a third party to acquire control of our business, even if such change in control would be beneficial to our stockholders. Our Certificate of Incorporation allows our Board of Directors to issue up to 549,100 shares of preferred stock without stockholder approval. Any such issuance could make it more difficult for a third party to acquire our business and may adversely affect the rights of our stockholders.

Item 2.   Description of Property

The Company leases approximately 30,000 square feet of office, research laboratory and expansion space in Irvine, California under an operating lease that expires May 31, 2004. Current monthly rent on these facilities is approximately $20,000. The Company believes that this facility will be adequate for its research and development activities for at least the next three years.

Item 3.   Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999, through the solicitation of proxies or otherwise.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

The Company's Common Stock (OTC symbol: CORX) is not currently listed on any exchange or on the Nasdaq System, but is reported on the OTC Bulletin Board. Prior to March 17, 1999, the Company's Common Stock was listed on the Nasdaq SmallCap Market. The following table presents quarterly information on the high and low sale prices of the Common Stock for the fiscal years ended June 30, 1999 and 1998.


                                                     High         Low
                                                     ----         ---
  Fiscal Year ended June 30, 1999

  Fourth Quarter....................               $1-27/32     $ 9/32
  Third Quarter.....................                  15/16        1/4
  Second Quarter....................                  1-3/8       9/32
  First Quarter.....................                  2-1/8          1

  Fiscal Year ended June 30, 1998

  Fourth Quarter....................               $  3-1/2   $1-11/16
  Third Quarter.....................                1-29/32      1-3/8
  Second Quarter....................                  3-1/8      1-3/8
  First Quarter.....................                  3-1/4      2-5/8

Information for the periods referenced above has been furnished by Nasdaq and the OTC Bulletin Board. The quotations furnished by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of June 30, 1999, there were 648 stockholders of record of the Company's Common Stock, and approximately 9,500 beneficial owners. The high and low bids for the Company's Common Stock on September 23, 1999, as reported by the OTC Bulletin Board, were $0.635 and $0.62, respectively.

The Company has never paid cash dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in the Company's business. The outstanding shares of 9% Preferred Stock bear a fixed dividend of $0.09 per share per annum, which accrues in equal semiannual installments on June 15 and December 15 of each year and which must be paid in full before any dividends can be paid on the common stock. The Company paid the semiannual dividends on the 9% Preferred Stock that accrued in 1989, but elected not to distribute subsequent dividends in order to conserve capital for operations. At June 30, 1999, accrued and unpaid dividends on the 9% Preferred Stock totaled $23,513. The payment of future dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

During the year ended June 30, 1999, there were no issuances of unregistered securities by the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere herein.

Results of Operations

From inception (February 10, 1987) through June 30, 1999, the Company's revenue has consisted of (i) $6,781,000 of license fees and research and development funding, (ii) net interest income aggregating $1,701,000 and (iii) $195,000 of grant revenue.

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a pharmaceutical business unit of Akzo Nobel (The Netherlands). The agreement will allow Organon to develop and commercialize the Company's proprietary Ampakine/(R)/ technology for the treatment of schizophrenia and, upon Organon's election, for the treatment of depression. In connection with the agreement, during the year ended June 30, 1999, the Company received an up-front licensing payment of $2,000,000 and research support of $1,150,000.

Subsequent to June 30, 1999, the Company received further research support of $763,000. The agreement includes research support of up to $3,000,000 per year for two years (subject to Cortex providing agreed-upon levels of research personnel) and milestone payments, plus royalty payments on worldwide sales.

From inception (February 10, 1987) through June 30, 1999, the Company sustained losses aggregating $37,029,000. Continuing losses are anticipated over the next several years, as the Company's ongoing operating expenses for preclinical research and early clinical development will only be offset, if at all, by research support payments and possible milestone payments from its research collaboration with Organon, or under planned strategic alliances with other pharmaceutical companies that the Company is seeking for the later-stage clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon agreement or other planned strategic alliances, if and as entered into, are likely to significantly affect the Company's operations and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will be dependent upon successful commercial development of its products by Organon or its prospective partners to attain profitable operations from product royalties or other revenues based on product sales.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Fiscal Years ended June 30, 1999 and 1998

For the year ended June 30, 1999, the Company's loss from operations was $1,630,000 compared to a loss from operations of $5,462,000 for the prior year, with the improvement attributable to revenues from the license and research collaboration with Organon.

Research and development expenses decreased to $3,380,000, or by 16%, during the year ended June 30, 1999 compared to the prior year. Most of the decrease related to the timing of Phase I/IIa human clinical testing of the Company's lead compound, Ampalex, in patients with Alzheimer's disease and in patients with schizophrenia.

General and administrative expenses were $1,401,000 for the year ended June 30, 1999, decreasing 12% from the prior year. Most of this decrease represents reduced spending for office supplies, travel and the annual report. The decrease also reflects the prior year expense for the estimated value of a warrant issued to Alkermes in connection with the restructured note payable agreement.

Plan of Operation; Liquidity and Capital Resources

Cortex has funded its organizational and research and development activities to date primarily from the issuance of equity securities, with net proceeds from inception (February 10, 1987) through June 30, 1999 aggregating $35,884,000. An additional $3,600,000 in research and license payments was received from Alkermes in 1992 and 1993 in connection with a development and license agreement with that firm (see Note 6 of Notes to Financial Statements). Net interest income from inception through June 30, 1999 was $1,701,000.

During the year ended June 30, 1999, the Company received $3,150,000 in connection with a research collaboration and licensing agreement with Organon (See Note 5 of Notes to Financial Statements). Additional amounts, representing quarterly research support payments, are anticipated through January 2001. The agreement also includes milestone payments based on clinical development of the licensed technology and royalties on worldwide sales.

As of June 30, 1999, the Company had cash, cash equivalents and short-term investments totaling $909,000 and a working capital deficit of $742,000. As of June 30, 1998, the Company had cash, cash equivalents and short-term investments of $2,124,000 and working capital of $1,698,000. The decreases represent amounts required to fund operating losses and to purchase capital equipment. The decrease in working capital also reflects the increase in current liabilities as of June 30, 1999, primarily due to the reclassification of the note payable to Alkermes. From inception (February 10, 1987) through June 30, 1999, net expenditures for furniture, equipment and leasehold improvements aggregated $2,210,000.

In connection with the settlement of a license dispute (see Note 6 of Notes to Financial Statements), in October 1995 the Company issued to Alkermes a $1,000,000 three-year promissory note accruing interest semi-annually at the then federal funds rate. The Company also agreed to pay Alkermes a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations. In February 1998, the terms of the note were restructured to include a principal payment of $200,000 upon signing of the restructuring agreement. The balance of the note and accrued interest was payable in October 1999 or upon the consummation of a corporate partnership between Cortex and a larger pharmaceutical company, whichever was earlier. With the signing of the license agreement with Organon, the note and accrued interest became due and payable. In July 1999, the terms of the note were restructured to include a principal and interest payment of $250,000 and monthly payments $50,000 from August 1999 to January 2000. The balance of the note and accrued interest are due and payable by February 28, 2000.

The Company leases approximately 30,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2004. The commitments under the lease agreement for the years ending June 30, 2000, 2001, 2002, 2003 and 2004 are $255,000, $310,000, $353,000, $368,000 and
$356,000, respectively.

As of June 30, 1999, Cortex had 27,500 outstanding shares of 9% cumulative convertible preferred stock, which accrue cumulative semi-annual dividends at an annual rate of $0.09 per share. To conserve capital for operations, the Company has elected not to distribute the dividends that have accrued since 1989. Accrued and unpaid dividends as of June 30, 1999 were $23,513.

In the event that the Company is able to obtain sufficient funding, over the next twelve months the Company is committed to $573,000 for sponsored research in academic laboratories. Remaining commitments for Phase I/IIa clinical studies on the Company's Ampakine compounds are not significant.

As of June 30, 1999, Cortex had 21 full-time employees. This amount includes an increase in the Company's research staff, in response to the agreement with Organon. Neither significant investments in plant or equipment nor increases to staffing levels are contemplated under current spending plans for the upcoming fiscal year.

Cortex anticipates that its existing cash, cash equivalents and short-term investments will be sufficient to satisfy its capital requirements into calendar 2000, assuming modest levels of operational restraint. Additional funds will be required to continue operations beyond that time. The Company anticipates that it will receive its first milestone payment from its research collaboration with Organon before the end of 1999. If the Company receives this milestone payment in or before January 2000, it projects that it may sustain operations through calendar 2000. There is no assurance that the Company will receive the first milestone payment within the desired timeframe, or at all. See "Risk Factors -- Need for Additional Capital."

The Company's Common Stock previously traded on the Nasdaq SmallCap Market under the symbol "CORX." Because the Company did not meet certain of the standards for continued listing, the Company's Common Stock was delisted from Nasdaq on March 17, 1999. As a result, effective March 18, 1999, the Company's Common Stock began trading in the over-the-counter market on the OTC "Electronic Bulletin Board."

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

The Company's proposed products are in the preclinical or early clinical stage of development and will require significant further research, development, clinical testing and regulatory clearances. They are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that any or all of the proposed products will be found to be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances; that the proposed products, although effective, will be uneconomical to market; that third parties may now or in the future hold proprietary rights that preclude the Company from marketing them; or that third parties will market superior or equivalent products. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products or applications. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the Company does not expect to be able to commercialize any therapeutic drug for at least five years, either directly or through its prospective corporate partners or licensees. There can be no assurance that the Company's proposed products will prove to be safe or effective or receive regulatory approvals that are required for commercial sale. See "Description of Business -- Risk Factors."

Year 2000 Compliance

Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs recognize a date using "00" as the year as 1900 rather than as the year 2000. This may cause a system failure or otherwise disrupt operations.

The Company has completed an assessment of the impact of the Year 2000 as it relates to its computers, operating systems and laboratory equipment. This process included contacting manufacturers and vendors of such equipment regarding their Year 2000 compliance. Based on these assessments, the Company has updated some of its software and equipment so that its operating systems and laboratories may continue to function properly. The associated cost was approximately $30,000.

The Company is unable to control whether its suppliers and service providers will be Year 2000 compliant. The Company has initiated communications with its significant vendors to determine the extent to which the Company's operations may be vulnerable to a failure by those third parties to properly address Year 2000 issues. The Company's operations may be affected to the extent that its vendors are unable to provide services or ship products. The Company has received responses from most of its significant vendors, which indicate that such vendors have addressed or are addressing the impact of the Year 2000.

Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company has prepared a contingency plan specifying what it plans to do if it or its significant vendors are not Year 2000 compliant in a timely manner. The contingency plan involves, among other actions, manual workarounds and an increase in its laboratory supplies inventory. Management does not believe that the Year 2000 changes affecting it and its significant vendors will have a material impact on its business, financial condition or results of operations.

Notwithstanding the foregoing, there can be no assurances (a) that the representations provided by its third party vendors with respect to Year 2000 compliance will be accurate, or (b) that the Company will have any recourse against such vendors if the representations prove to be inaccurate. Furthermore, there can be no assurance that Year 2000-related failure caused by third parties, such as utility providers, transportation companies or others, will not have a material adverse effect on the Company.


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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The sections entitled "Nominees for Director," "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" included in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated herein by reference.

Item 10.  Executive Compensation

The sections entitled "Executive Compensation," "Option Matters," "Employment and Consulting Agreements" and "Director Compensation" included in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The section entitled "Principal Stockholders" included in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

The section entitled "Certain Transactions" included in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Item 601 Exhibits

  Exhibit
  Number     Description
--------------------------------------------------------------------------------

   3.1 Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment on June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, and by Certificate of Designation filed June 4, 1997, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2 filed June 18, 1997.
   3.2 By-Laws of the Company, as adopted March 4, 1987, and amended through October 8, 1996, incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-KSB filed October 15, 1996.
  10.2 Consulting Agreement, dated October 30, 1987, between the Company and Carl W. Cotman, Ph.D. *
  10.3 Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D. *
  10.9       1989 Special Nonqualified Stock Option and Stock Purchase Plan. *
  10.19 License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to Exhibit 10.19 of the Company's Amendment on Form 8 filed November 27, 1991 to the Company's Annual Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).
  10.31 License Agreement dated June 25, 1993 between the Company and the Regents of the University of California, incorporated by reference to the Company's Amendment of Annual Report on Form 10-KSB/A filed November 26, 1993. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).
  10.42 Amendment to 1989 Special Nonqualified Stock Option and Stock Purchase Plan adopted December 13, 1993, incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-8 filed January 28, 1994.
  10.44 Lease Agreement, dated January 31, 1994, for the Company's facilities in Irvine, California, incorporated by reference to
             Exhibit 10.44 of the Company's Quarterly Report on Form 10-QSB filed May 16, 1994.
  10.46 Amendment to 1989 Special Nonqualified Stock Option and Stock Purchase Plan adopted December 1994, incorporated by reference to
             Exhibit 4.9 of the Company's Registration Statement on Form S-8 filed February 8, 1995.
  10.48 Amendment to the Non-Employee Director Formula Grant Plan, adopted December 15, 1994, incorporated by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-KSB filed October 13, 1995.*
  10.49 Settlement Agreement between the Company and Alkermes, Inc., dated October 5, 1995, incorporated by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-KSB filed October 13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's Application requesting confidential treatment under Rule 406 of the Securities Act of 1933).
  10.51 Warrant dated December 8, 1995, to purchase 106,195 shares issued to Swartz Investments, Inc., incorporated by reference to Exhibit
             4.3 of the Company's Current Report on Form 8-K filed December 22, 1995.
  10.52 Registration Rights Agreement dated December 8, 1995, entered into with purchasers of Series C Preferred Stock and Swartz Investments, Inc., incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed December 22, 1995.

    Exhibit
    Number      Description
    ---------------------------------------------------------------------------

    10.53       Warrant dated November 29, 1994, to purchase 35,000 shares issued to Vector Securities International, Inc., incorporated by reference to the same numbered Exhibit to the Company's Pre-
                Effective Amendment No. 1 to Post Effective Amendment No. 2 to
                Registration Statement on Form SB-2, No. 33-71894, filed January
                26, 1996.
    10.55       Warrant dated November 30, 1995, to purchase 210,000 shares issued to Vector Securities International, Inc., incorporated by reference to the same numbered Exhibit to the Company's Pre-
                Effective Amendment No. 1 to Post Effective Amendment No. 2 to
                Registration Statement on Form SB-2, No. 33-71894, filed January
                26, 1996.
    10.56       Employment Agreement dated May 15, 1996, between the Company and
                Vincent F. Simmon, Ph.D., incorporated by reference to the same numbered Exhibit to the Company's Current Report on Form 8-K filed June 4, 1996.
    10.58       Amendment to 1989 Special Nonqualified Stock Option and Stock
                Purchase Plan adopted December 12, 1995, incorporated by
                reference to Exhibit 4.10 of the Company's Registration
                Statement on Form S-8 filed September 13, 1996.
    10.60       1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-
                QSB filed November 12, 1996.
    10.61       Form of Subscription Agreement with each purchaser of Series A
                Preferred Stock, incorporated by reference to Exhibit 10.61 to the Company's Registration Statement on Form SB-2 filed June 18,
                1997.
    10.62       Form of Warrant issued to each purchaser of Series A Preferred
                Stock, incorporated by reference to Exhibit 10.62 to the
                Company's Registration Statement on Form SB-2 filed June 18,
                1997.
    10.63       Registration Rights Agreement with holder of Series A Preferred
                Stock dated June 5, 1997, incorporated by reference to Exhibit
                10.63 to the Company's Registration Statement on Form SB-2 filed
                June 18, 1997.
    10.64       Research and Collaboration and License Agreement between the
                Company and N.V. Organon, dated January 13, 1999, incorporated by reference to Exhibit 10.64 of the Company's quarterly report on Form 10-QSB as filed on February 16, 1999. (Portions of this
                Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 of the Securities
                Exchange Act of 1934.)
    10.65       Amendment No. 1 to the Lease Agreement for the Company's
                facilities in Irvine, California, dated February 1, 1999.
      21        Subsidiaries of the Registrant.
      23        Consent of Ernst & Young LLP, independent auditors.
      24        Power of Attorney (included on Signature page).
      27        Financial Data Schedule.
-------------------------

       * Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.

          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                  Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CORTEX PHARMACEUTICALS, INC.


                         By:  /s/ Vincent F. Simmon, Ph.D.
                              --------------------------------------
                              Vincent F. Simmon, Ph.D.
                              President and Chief Executive Officer

Know all men by these presents, that each person whose signature appears below constitutes and appoints Vincent F. Simmon, Ph.D., acting singly, as his true and lawful attorney-in-fact and agent, with full power of substitution, and for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                   Title                                     Date
           ---------                   -----                                     ----

 /s/ Vincent F. Simmon, Ph.D.        President and Chief                   September 28, 1999
---------------------------------      Executive Officer, Director
    Vincent F. Simmon, Ph.D.
   (Principal Executive Officer,
  Principal Financial Officer and
   Principal Accounting Officer)


 /s/ Robert F. Allnutt               Chairman of the Board                 September 28, 1999
---------------------------------      and Director
    Robert F. Allnutt


 /s/ Charles J. Casamento            Director                              September 28, 1999
---------------------------------
    Charles J. Casamento


 /s/ Carl W. Cotman, Ph.D.           Director                              September 28, 1999
---------------------------------
    Carl W. Cotman, Ph.D.


 /s/ Michael G. Grey                 Director                              September 28, 1999
---------------------------------
    Michael G. Grey


 /s/ Davis L. Temple, Jr., Ph.D.     Director                              September 28, 1999
---------------------------------
    Davis L. Temple, Jr., Ph.D.

Index to Financial Statements

                                                                               Page
                                                                             --------
     Report of Independent Auditors......................................       F-2

     Balance Sheets -- As of June 30, 1999 and 1998......................       F-3

     Statements of Operations -- For the years ended June 30, 1999 and
       1998 and the period from inception (February 10, 1987)
       through June 30, 1999.............................................       F-4

     Statements of Stockholders' Equity -- For the period from
       inception (February 10, 1987) through June 30, 1999...............       F-5

     Statements of Cash Flows -- For the years ended June 30, 1999 and
       1998 and the period from inception (February 10, 1987)
       through June 30, 1999.............................................       F-10

     Notes to Financial Statements.......................................       F-11

Report of Independent Auditors


The Stockholders and Board of Directors
Cortex Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Cortex Pharmaceuticals, Inc. (a development stage enterprise) as of June 30, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1999 and for the period from inception (February 10, 1987) through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortex Pharmaceuticals, Inc. (a development stage enterprise) at June 30, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1999 and for the period from inception (February 10, 1987) through June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is in the development stage and realization of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Additionally, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to support the Company's cost structure. Accordingly, these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                           /s/   Ernst & Young LLP


San Diego, California
July 22, 1999

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)
Balance Sheets


                                                                 June 30, 1999   June 30, 1998
----------------------------------------------------------------------------------------------
Assets

  Current assets:
   Cash and cash equivalents                                      $    909,337    $  2,124,008
   Other current assets                                                 60,977          71,566
                                                                  ------------    ------------
     Total current assets                                              970,314       2,195,574

  Furniture, equipment and leasehold improvements, net                 531,970         655,419
  Other                                                                 46,737          23,853
                                                                  ------------    ------------
                                                                  $  1,549,021    $  2,874,846
                                                                  ============    ============

  Liabilities and Stockholders' Equity (Deficit)

  Current liabilities:
   Accounts payable                                               $    523,474    $    408,047
   Accrued dividends                                                    23,513          26,775
   Accrued wages, salaries and related expenses                         67,497          62,475
   Unearned revenue                                                     98,584              --
   Current portion of note payable to Alkermes, Inc.                   999,282              --
                                                                  ------------    ------------
     Total current liabilities                                       1,712,350         497,297

  Note payable to Alkermes, Inc., less current portion                      --         948,253

  Redeemable preferred stock:
   Series A convertible preferred stock, $0.001
     par value; $10,000 per share liquidation
     preference; shares authorized: 400;
     shares issued and outstanding: 0 (1999)
     and 250 (1998)                                                         --       2,460,450

  Stockholders' equity (deficit):
   9% cumulative convertible preferred stock,
     $0.001 par value; $1.00 per share liquidation
     preference; shares authorized: 1,250,000;
     shares issued and outstanding: 27,500 (1999)
     and 35,000 (1998)                                                  27,500          35,000
   Series B convertible preferred stock, $0.001
     par value; $0.6667 per share liquidation
     preference; shares authorized: 3,200,000;
     shares issued and outstanding: 75,000 (1999)
     and 150,000 (1998)                                                 43,405          86,810
   Common stock, $0.001 par value; shares
     authorized: 30,000,000; shares issued and
     outstanding: 15,519,382 (1999) and
     10,237,126 (1998)                                                  15,519          10,237
   Additional paid-in capital                                       38,811,100      36,276,202
   Deficit accumulated during the development stage                (39,160,853)    (37,439,403)
                                                                  ------------    ------------
     Total stockholders' equity (deficit)                             (163,329)     (1,031,154)
                                                                  ------------    ------------
                                                                  $  1,549,021    $  2,874,846
                                                                  ============    ============

      See accompanying notes.

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)
Statements of Operations


                                                                                    Period from
                                                                                     inception
                                                                                    (February 10,
                                                          Years ended June 30,      1987) through
                                                       --------------------------      June 30,
                                                              1999           1998        1999
-------------------------------------------------------------------------------------------------
Revenues:

     Research and license revenue                      $ 3,051,406    $   130,000    $  6,781,406
     Grant revenue                                         100,001             --         194,718
                                                       -----------    -----------    ------------
       Total revenues                                    3,151,407        130,000       6,976,124
                                                       -----------    -----------    ------------

     Operating expenses:
     Research and development                            3,379,732      4,007,466      29,732,594
     General and administrative                          1,401,602      1,584,369      14,745,850
     Settlement with Alkermes, Inc.                             --             --       1,227,977
                                                       -----------    -----------    ------------
       Total operating expenses                          4,781,334      5,591,835      45,706,421
                                                       -----------    -----------    ------------
     Loss from operations                               (1,629,927)    (5,461,835)    (38,730,297)
     Interest income, net                                    8,477        203,875       1,701,283
                                                       -----------    -----------    ------------
     Net loss before preferred stock
     accretion and dividends                            (1,621,450)    (5,257,960)    (37,029,014)
                                                       -----------    -----------    ------------

     Preferred stock accretion and dividends:
     Accretion of and dividends on 9% Cumulative
     Convertible Preferred Stock                             2,475          3,150         610,399
     Imputed dividends for Series D Convertible
     Preferred Stock                                            --             --         879,672
     Imputed dividends for Series A Convertible
     Preferred Stock                                            --             --       1,012,493
                                                       -----------    -----------    ------------
     Net loss applicable to common stock               $(1,623,925)   $(5,261,110)   $(39,531,578)
                                                       ===========    ===========    ============

     Shares used in basic and diluted calculation       13,407,945      9,575,663
                                                       ===========    ===========
     Basic and diluted net loss per share                   $(0.12)        $(0.55)
                                                       ===========    ===========

        See accompanying notes.

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             9%      Series B       Series C      Series D
                                                   convertible    convertible    convertible   convertible
                                                     preferred      preferred      preferred     preferred   Common
                                                         stock          stock          stock         stock    stock
                                                   -----------    -----------    -----------   -----------   ------
Balance, February 10, 1987
 (date of inception)                                        --    $       --      $       --    $       --  $   --
 Sale of 1,420,000 shares of common stock,
  $0.005 per share                                          --             --             --            --    1,420
 Sale of 500,000 shares of common stock,
  $2.50 per share, net of expenses                          --             --             --            --      500
 Issuance of 11,000 shares of common stock
  for services, $2.50 per share                             --             --             --            --       11
 9% preferred stock accretion                               --             --             --            --       --
 Net loss                                                   --             --             --            --       --
                                                   -----------    -----------    -----------   -----------   ------
Balance, June 30, 1988                                      --             --             --            --    1,931

 Conversion of subordinated convertible note
  and interest payable into 83,868 shares of
  common stock, $2.50 per share                             --             --             --            --       84
 Issuance of 500 shares of common stock for
  services, $2.50 per share                                 --             --             --            --        1
 Conversion of 5,000 shares of 9% preferred
  stock into 3,333 shares of common stock                   --             --             --            --        3
 9% preferred stock dividends                               --             --             --            --       --
 9% preferred stock accretion                               --             --             --            --       --
 Net loss                                                   --             --             --            --       --
                                                   -----------    -----------    -----------   -----------   ------
Balance, June 30, 1989                                      --             --             --            --    2,019

 Initial public offering of 660,000 shares of
  common stock, $10.00 per share, net of expenses           --             --             --            --      660
 Redemption of 70,000 shares of common
  stock, $0.005 per share                                   --             --             --            --      (70)
 9% preferred stock dividends                               --             --             --            --       --
 9% preferred stock accretion                               --             --             --            --       --
 Net loss                                                   --             --             --            --       --
                                                   -----------    -----------    -----------   -----------   ------
Balance, June 30, 1990                                      --             --             --            --    2,609

 Sale of 3,181,253 shares of Series B
  convertible preferred stock, $0.6667
  per share, net of expenses                                --      1,841,108             --            --       --
 Conversion of 182,200
  shares of 9% preferred
  stock into 24,293 shares of common stock                  --             --             --            --       24
 Issuance of compensatory stock options                     --             --             --            --       --
 Amortization of deferred compensation                      --             --             --            --       --
 9% preferred stock dividends                               --             --             --            --       --
 9% preferred stock accretion                               --             --             --            --       --
 Net loss                                                   --             --             --            --       --
                                                   -----------    -----------    -----------   -----------   ------
Balance, June 30, 1991                                      --     $1,841,108     $       --    $       --   $2,633
                                                   -----------    -----------    -----------   -----------   ------

    Continued................

                                                                                  Unrealized loss       Deficit
                                                                                    on  available   accumulated
                                                     Additional                     for sale U.S.    during the
                                                        paid-in        Deferred        Government   development
                                                        capital    compensation        securities         stage    Total
                                                    -----------    ------------        ----------   -----------    -----------
Balance, February 10, 1987
 (date of inception)                                        --       $      --         $       --   $       --     $       --
 Sale of 1,420,000 shares of common stock,
  $0.005 per share                                        5,680              --                --            --          7,100
 Sale of 500,000 shares of common stock,
  $2.50 per share, net of expenses                    1,076,089              --                --            --      1,076,589
 Issuance of 11,000 shares of common stock
  for services, $2.50 per share                          27,489              --                --            --         27,500
 9% preferred stock accretion                                --              --                --        (2,560)        (2,560)
 Net loss                                                    --              --                --      (400,193)      (400,193)
                                                    -----------    ------------        ----------   -----------    -----------
Balance, June 30, 1988                                1,109,258              --                --      (402,753)       708,436

 Conversion of subordinated convertible note
  and interest payable into 83,868 shares of
  common stock, $2.50 per share                         209,586              --                --            --        209,670
 Issuance of 500 shares of common stock for
  services, $2.50 per share                               1,249              --                --            --          1,250
 Conversion of 5,000 shares of 9% preferred
  stock into 3,333 shares of common stock                22,903              --                --            --         22,906
 9% preferred stock dividends                           (55,125)             --                --            --        (55,125)
 9% preferred stock accretion                                --              --                --       (32,733)       (32,733)
 Net loss                                                    --              --                --    (1,222,517)    (1,222,517)
                                                    -----------    ------------        ----------   -----------    -----------
Balance, June 30, 1989                                1,287,871              --                --    (1,658,003)      (368,113)

 Initial public offering of 660,000 shares of
  common stock, $10.00 per share,
  net of expenses                                     5,244,230              --                --            --      5,244,890
 Redemption of 70,000 shares of common
  stock, $0.005 per share                                  (280)             --                --            --           (350)
 9% preferred stock dividends                          (110,250)             --                --            --       (110,250)
 9% preferred stock accretion                                --              --                --       (33,064)       (33,064)
 Net loss                                                    --              --                --    (2,187,870)    (2,187,870)
                                                    -----------    ------------        ----------   -----------    -----------
Balance, June 30, 1990                                6,421,571              --                --    (3,878,937)     2,545,243

 Sale of 3,181,253 shares of Series B
  convertible preferred stock, $0.6667
  per share, net of expenses                                 --              --                --            --      1,841,108
 Conversion of 182,200 shares of 9% preferred
  stock into 24,293 shares of common stock              170,039              --                --            --        170,063
 Issuance of compensatory stock options                 330,084        (291,938)               --            --         38,146
 Amortization of deferred compensation                       --          90,016                --            --         90,016
 9% preferred stock dividends                           (85,653)             --                --            --        (85,653)
 9% preferred stock accretion                                --              --                --       (32,075)       (32,075)
 Net loss                                                    --              --                --    (2,593,968)    (2,593,968)
                                                    -----------    ------------        ----------   -----------    -----------
Balance, June 30, 1991                              $ 6,836,041      $ (201,922)       $       --   $(6,504,980)   $ 1,972,880
                                                    -----------    ------------        ----------   -----------    -----------

    Continued................

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY
(Continued)



                                       9%      Series B       Series C      Series D
                              convertible   convertible    convertible   convertible                  Additional
                                preferred     preferred      preferred     preferred       Common        paid-in       Deferred
                                    stock         stock          stock         stock        stock        capital   compensation
-------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1991          $     --     $ 1,841,108   $     --         $     --     $  2,633    $ 6,836,041    $  (201,922)

 Sale of 150,000 shares of
  common stock to
  Alkermes, Inc., $10.00 per
  share                               --              --         --               --          150      1,499,850             --
 Conversion of 306,275
  shares of 9% preferred
  stock into 40,835 shares of
  common stock                        --              --         --               --           40        335,283             --
 Conversion of 1,525,003
  shares of Series B
  preferred stock into
  149,629 shares of
  common stock                        --        (882,576)        --               --          150        882,426             --
 Issuance of 73,979 shares
  of common stock
  upon exercise of stock
  options                             --              --         --               --           74        110,313             --
 Issuance of two shares of
  common stock upon
  exercise of warrants                --              --         --               --           --             27
 Issuance of compensatory stock
  options                             --              --         --               --           --         24,532        (19,375)
 Forfeiture of compensatory
  stock options                       --              --         --               --           --       (146,182)       146,182
 Amortization of deferred
  compensation                        --              --         --               --           --             --         58,567
 9% preferred stock dividends         --              --         --               --           --        (68,906)            --
 9% preferred stock accretion         --              --         --               --           --             --             --
 Net loss                             --              --         --               --           --             --             --
                                --------     -----------   --------         --------     --------    -----------    -----------
Balance, June 30, 1992                --         958,532         --               --        3,047      9,473,384        (16,548)

 Conversion of 287,150
  shares of 9% preferred
  stock into 38,287 shares of
  common stock                        --             --          --               --           38        360,398             --
 Conversion of 1,081,250
  shares of Series B
  preferred stock into
  106,088 shares of
  common stock                        --       (625,758)         --               --          106        625,652             --
 Redemption of 12,627 shares
  of common stock, $7.65 per share    --             --          --               --          (12)       (96,662)            --
 Issuance of 30,789 shares
  of common stock
  upon exercise of stock options      --             --          --               --           31         60,915             --
 Issuance of compensatory stock
  options                             --             --          --               --           --        350,000       (280,000)
 Amortization of deferred
  compensation                        --             --          --               --           --             --         36,897
 9% preferred stock dividends         --             --          --               --           --        (53,028)            --
 9% preferred stock accretion         --             --          --               --           --             --             --
 Net loss                             --             --          --               --           --             --             --
                                --------     -----------   --------         --------     --------    -----------    -----------
Balance, June 30, 1993          $     --     $   332,774   $     --         $     --     $  3,210    $10,720,659    $  (259,651)
                                --------     -----------   --------         --------     --------    -----------    -----------



                                             Unrealized loss           Deficit
                                               on  available       accumulated
                                               for sale U.S.        during the
                                                  Government       development
                                                  securities             stage          Total
---------------------------------------------------------------------------------------------
Balance, June 30, 1991                            $       --      $ (6,504,980)  $  1,972,880

 Sale of 150,000 shares of
  common stock to
  Alkermes, Inc., $10.00 per share                        --                --      1,500,000
 Conversion of 306,275
  shares of 9% preferred
  stock into 40,835 shares of
  common stock                                            --                --        335,323
 Conversion of 1,525,003
  shares of Series B
  preferred stock into
  149,629 shares of
  common stock                                            --                --             --
 Issuance of 73,979 shares
  of common stock
  upon exercise of stock
  options                                                 --                --        110,387
 Issuance of two shares of
  common stock upon
  exercise of warrants                                    --                --             27
 Issuance of compensatory stock options                   --                --          5,157
 Forfeiture of compensatory stock
  options                                                 --                --             --
 Amortization of deferred compensation                    --                --         58,567
 9% preferred stock dividends                             --                --        (68,906)
 9% preferred stock accretion                             --           (23,242)       (23,242)
 Net loss                                                 --        (2,354,770)    (2,354,770)
                                                  ----------      ------------   ------------
Balance, June 30, 1992                                    --        (8,882,992)     1,535,423

 Conversion of 287,150
  shares of 9% preferred
  stock into 38,287 shares of
  common stock                                            --                --        360,436
 Conversion of 1,081,250
  shares of Series B
  preferred stock into
  106,088 shares of
  common stock                                            --                --             --
 Redemption of 12,627 shares
  of common stock, $7.65 per share                        --                --        (96,674)
 Issuance of 30,789 shares
  of common stock
  upon exercise of stock options                          --                --         60,946
 Issuance of compensatory stock options                   --                --         70,000
 Amortization of deferred compensation                    --                --         36,897
 9% preferred stock dividends                             --                --        (53,028)
 9% preferred stock accretion                             --           (16,000)       (16,000)
 Net loss                                                 --          (761,536)      (761,536)
                                                  ----------      ------------   ------------
Balance, June 30, 1993                            $       --      $ (9,660,528)  $  1,136,464
                                                  ----------      ------------   ------------

               Continued . . .

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY
(Continued)
                                                       9%      Series B       Series C       Series D
                                             convertible    convertible    convertible    convertible               Additional
                                               preferred      preferred      preferred      preferred     Common       paid-in
                                                   stock          stock          stock          stock      stock       capital
                                             -----------    -----------    -----------    -----------    -------   -----------

Balance, June 30, 1993                         $      --      $ 332,774    $        --    $        --    $ 3,210   $10,720,659

 Sale of 2,750,000 shares of
  common stock,
  $5.00 per share, net of
   expenses                                           --             --             --             --      2,750    12,359,611
 Sale of 103,577 shares of
  common stock,
  $6.40 per share, net of
   expenses                                           --             --             --             --        104       510,707
 Conversion of 15,625 shares
  of 9% preferred stock
  into 2,083 shares of
   common stock                                       --             --             --             --          2        20,545
 Conversion of 50,000 shares
  of Series B preferred
  stock into 4,906 shares of
   common stock                                       --        (28,937)            --             --          5        28,932
 Issuance of compensatory
  stock options                                       --             --             --             --         --       100,625
 Amortization of deferred
  compensation                                        --             --             --             --         --            --
 Issuance of 3,401 shares of
  common stock upon
  exercise of stock options                           --             --             --             --          3         6,461
 9% preferred stock dividends                         --             --             --             --         --       (39,038)
 Unrealized loss on
  available for sale
  U.S. Government securities                          --             --             --             --         --            --
 Net loss                                             --             --             --             --         --            --
                                             -----------    -----------    -----------    -----------    -------   -----------
Balance, June 30, 1994                                --        303,837             --             --      6,074    23,708,502

 Reclassification of unredeemed 9%
  preferred stock                                370,000             --             --             --         --            --
 Issuance of warrants to purchase
  265,000 shares of common stock                      --             --             --             --         --       232,746
 Adjustment of accrued
  dividends for
  redemption of 9% preferred stock                    --             --             --             --         --        25,819
 Issuance of 11,272 shares
  of common stock
  upon exercise of stock options                      --             --             --             --         11        24,023
 Amortization of deferred
  compensation                                        --             --             --             --         --            --
 9% preferred stock dividends                         --             --             --             --         --       (33,300)
 Decrease in unrealized loss
  on available for
  sale U.S. Government securities                     --             --             --             --         --            --
 Net loss                                             --             --             --             --         --            --
                                             -----------    -----------    -----------    -----------    -------   -----------
Balance, June 30, 1995                         $ 370,000      $ 303,837    $        --    $        --    $ 6,085   $23,957,790
                                             -----------    -----------    -----------    -----------    -------   -----------

    Continued................

                                                           Unrealized loss        Deficit
                                                              on available    accumulated
                                                             for sale U.S.     during the
                                                Deferred        Government     development
                                             ompensation        securities           stage          Total
                                             -----------   ---------------    ------------    -----------

Balance, June 30, 1993                         $(259,651)        $      --    $ (9,660,528)   $ 1,136,464

 Sale of 2,750,000 shares of
  common stock,
  $5.00 per share, net of
   expenses                                           --                --              --     12,362,361
 Sale of 103,577 shares of
  common stock,
  $6.40 per share, net of
   expenses                                           --                --              --        510,811
 Conversion of 15,625 shares
  of 9% preferred stock
  into 2,083 shares of
   common stock                                       --                --              --         20,547
 Conversion of 50,000 shares
  of Series B preferred
  stock into 4,906 shares of
   common stock                                       --                --              --             --
 Issuance of compensatory
  stock options                                       --                --              --        100,625
 Amortization of deferred
  compensation                                    58,200                --              --         58,200
 Issuance of 3,401 shares of
  common stock upon
  exercise of stock options                           --                --              --          6,464
 9% preferred stock dividends                         --                --              --        (39,038)
 Unrealized loss on
  available for sale
  U.S. Government securities                          --          (163,562)             --       (163,562)
 Net loss                                             --                --      (4,704,991)    (4,704,991)
                                             -----------        ----------    ------------    -----------
Balance, June 30, 1994                          (201,451)         (163,562)    (14,365,519)     9,287,881

 Reclassification of unredeemed 9%
  preferred stock                                     --                --              --        370,000
 Issuance of warrants to purchase
  265,000 shares of common stock                      --                --              --        232,746
 Adjustment of accrued
  dividends for
  redemption of 9% preferred stock                    --                --              --         25,819
 Issuance of 11,272 shares
  of common stock
  upon exercise of stock options                      --                --              --         24,034
 Amortization of deferred
  compensation                                    56,092                --              --         56,092
 9% preferred stock dividends                         --                --              --        (33,300)
 Decrease in unrealized loss
  on available for
  sale U.S. Government securities                     --           144,956              --        144,956
 Net loss                                             --                --      (6,835,532)    (6,835,532)
                                             -----------        ----------    ------------    -----------
Balance, June 30, 1995                         $(145,359)          (18,606)   $(21,201,051)   $ 3,272,696
                                             -----------        ----------    ------------    -----------

    Continued................

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY
(Continued)

                                         9%       Series B       Series C       Series D
                                convertible    convertible    convertible    convertible               Additional
                                  preferred      preferred      preferred      preferred    Common        paid-in        Deferred
                                      stock          stock          stock          stock     stock        capital    compensation
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995            $ 370,000      $ 303,837    $        --    $        --    $ 6,085   $23,957,790      $ (145,359)

 Sale of 160 shares of
  Series C convertible
  preferred stock, $25,000
  per share, net of
  expenses                               --             --      3,576,544             --         --            --              --
 Issuance of warrants to
  purchase 106,195 shares
  of common stock                        --             --       (136,654)            --         --       136,654              --
 Conversion of 260,000
  shares of 9% preferred
  stock into 34,667 shares
  of common stock                  (260,000)            --             --             --         35       259,965              --
 Conversion of 375,000
  shares of Series B
  preferred
  stock into 36,793 shares
  of common stock                        --       (217,027)            --             --         37       216,990              --
 Conversion of 125 shares of
  Series C preferred stock
  into 1,133,037 shares of
  common stock                           --             --     (2,687,414)            --      1,133     2,686,281              --
 Adjustment of accrued
  dividends for conversion of
  9% preferred stock                     --             --             --             --         --       128,700              --
 Issuance of 205,878 shares
  of common stock upon
  exercise of stock options              --             --             --             --        206       774,049              --
 Amortization of deferred
  compensation                           --             --             --             --         --            --          42,109
 Reversal of unamortized
  deferred compensation upon
  resignation of Chief
   Executive Officer                     --             --             --             --         --      (103,250)        103,250
 9% preferred stock dividends            --             --             --             --         --        (9,900)             --
 Decrease in unrealized loss
  on available for sale U.S.
  Government securities                  --             --             --             --         --            --              --
 Net loss                                --             --             --             --         --            --              --
                                -----------    -----------    -----------    -----------    -------   -----------      ----------
Balance, June 30, 1996              110,000         86,810        752,476             --      7,496    28,047,279              --

 Series A preferred stock
  imputed dividends                      --             --             --             --         --     1,012,493              --
 Sale of 400 shares of
  Series D convertible
  preferred stock, $10,000
  per share, net of
  expenses                               --             --             --      3,719,636         --            --              --
 Series D preferred stock
  imputed dividends                      --             --             --             --         --       879,672              --
 Conversion of 35 shares of
  Series C convertible
  preferred stock into
  384,574 shares of common
  stock                                  --             --       (752,476)            --        384       752,092              --
 Conversion of 400 shares of
  Series D convertible
  preferred stock into
  1,433,437 shares of
  common stock                           --             --             --     (3,719,636)     1,433     3,718,203              --
 Issuance of 50,000 shares
  of common stock upon
  exercise of warrant                    --             --             --             --         50       149,950              --
 Issuance of 30,662 shares
  of common stock upon
  exercise of stock options              --             --             --             --         31        93,737              --
 9% preferred stock dividends            --             --             --             --         --        (9,900)             --
 Net loss                                --             --             --             --         --            --              --
                                -----------    -----------    -----------    -----------    -------   -----------      ----------
Balance, June 30, 1997            $ 110,000      $  86,810    $        --    $        --    $ 9,394   $34,643,526      $       --
                                -----------    -----------    -----------    -----------    -------   -----------      ----------

     Continued...............


                            Unrealized loss             Deficit
                               on available         accumulated
                              for sale U.S.          during the
                                 Government         development
                                 securities               stage              Total
----------------------------------------------------------------------------------
Balance, June 30, 1995            $ (18,606)      $ (21,201,051)      $  3,272,696

 Sale of 160 shares of
  Series C convertible
  preferred stock, $25,000
  per share, net of
  expenses                               --                  --          3,576,544
 Issuance of warrants to
  purchase 106,195 shares
  of common stock                        --                  --                 --
 Conversion of 260,000
  shares of 9% preferred
  stock into 34,667 shares
  of common stock                        --                  --                 --
 Conversion of 375,000
  shares of Series B
  preferred
  stock into 36,793 shares
  of common stock                        --                  --                 --
 Conversion of 125 shares of
  Series C preferred stock
  into 1,133,037 shares of
  common stock                           --                  --                 --
 Adjustment of accrued
  dividends for conversion of
  9% preferred stock                     --                  --            128,700
 Issuance of 205,878 shares
  of common stock upon
  exercise of stock options              --                  --            774,255
 Amortization of deferred
  compensation                           --                  --             42,109
 Reversal of unamortized
  deferred compensation upon
  resignation of Chief
   Executive Officer                     --                  --                 --
 9% preferred stock dividends            --                  --             (9,900)
 Decrease in unrealized loss
  on available for sale U.S.
  Government securities              18,606                  --             18,606
 Net loss                                --          (4,158,247)        (4,158,247)
                                  ---------       -------------       ------------
Balance, June 30, 1996                   --         (25,359,298)         3,644,763

 Series A preferred stock
  imputed dividends                      --          (1,012,493)                --
 Sale of 400 shares of
  Series D convertible
  preferred stock, $10,000
  per share, net of
  expenses                               --                  --          3,719,636
 Series D preferred stock
  imputed dividends                      --            (879,672)                --
 Conversion of 35 shares of
  Series C convertible
  preferred stock into
  384,574 shares of common
  stock                                  --                  --                 --
 Conversion of 400 shares of
  Series D convertible
  preferred stock into
  1,433,437 shares of
  common stock                           --                  --                 --
 Issuance of 50,000 shares
  of common stock upon
  exercise of warrant                    --                  --            150,000
 Issuance of 30,662 shares
  of common stock upon
  exercise of stock options              --                  --             93,768
 9% preferred stock dividends            --                  --             (9,900)
 Net loss                                --          (4,929,980)        (4,929,980)
                                  ---------       -------------       ------------
Balance, June 30, 1997            $      --       $ (32,181,443)      $  2,668,287
                                  ---------       -------------       ------------

     Continued...............

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY
(Continued)

                                         9%       Series B       Series C       Series D
                                convertible    convertible    convertible    convertible               Additional
                                  preferred      preferred      preferred      preferred     Common       paid-in        Deferred
                                      stock          stock          stock          stock      stock       capital    compensation
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997            $ 110,000      $  86,810    $        --    $        --    $ 9,394  $ 34,643,526       $      --

 Issuance of warrants to
  purchase 75,000 shares
  of common stock                        --             --             --             --         --        34,774              --
 Conversion of 75,000 shares
  of 9% preferred
  stock into 9,999 shares of
  common stock                      (75,000)            --             --             --         10        74,990              --
 Conversion of 150 shares of
  Series A redeemable
  convertible preferred
  stock into 832,878 shares
  of common stock                        --             --             --             --        833     1,475,437              --
 Adjustment of accrued
  dividends for conversion of
  9% preferred stock                     --             --             --             --         --        50,625              --
 9% preferred stock dividends            --             --             --             --         --        (3,150)             --
 Net loss                                --             --             --             --         --            --              --
                                -----------    -----------    -----------    -----------    -------  ------------       ---------
Balance, June 30, 1998               35,000         86,810             --             --     10,237    36,276,202              --

 Conversion of 7,500 shares
  of 9% preferred
  stock into 999 shares of
  common stock                       (7,500)            --             --             --         --         7,500              --
 Conversion of 75,000 shares
  of Series B preferred
  stock into 7,359 shares of
  common stock                           --        (43,405)            --             --          7        43,398              --
 Conversion of 250 shares of
  Series A preferred
  stock into 5,272,398
  shares of common stock                 --             --             --             --      5,273     2,455,177              --
 Adjustment of accrued
  dividends for conversion of
  9% preferred stock                     --             --             --             --         --         5,737              --
 9% preferred stock dividends            --             --             --             --         --        (2,475)             --
 Issuance of compensatory
  stock options                          --             --             --             --         --        25,000              --
 Issuance of 1,500 shares of
  common stock upon
  exercise of stock options              --             --             --             --          2           561              --
 Net loss                                --             --             --             --         --            --              --
                                -----------    -----------    -----------    -----------    -------  ------------       ---------
Balance, June 30, 1999            $  27,500      $  43,405    $        --    $        --    $15,519  $ 38,811,100       $      --
                                ===========    ===========    ===========    ===========    =======  ============       =========

                               Unrealized loss              Deficit
                                  on available          accumulated
                                 for sale U.S.           during the
                                    Government          development
                                    securities                stage             Total
------------------------------------------------------------------------------------
Balance, June 30, 1997            $      --           $ (32,181,443)     $ 2,668,287

 Issuance of warrants to
  purchase 75,000 shares
  of common stock                        --                      --           34,774
 Conversion of 75,000 shares
  of 9% preferred
  stock into 9,999 shares of
  common stock                           --                      --               --
 Conversion of 150 shares of
  Series A redeemable
  convertible preferred
  stock into 832,878 shares
   of common stock                       --                      --        1,476,270
 Adjustment of accrued
  dividends for conversion of
  9% preferred stock                     --                      --           50,625
 9% preferred stock dividends            --                      --           (3,150)
 Net loss                                --              (5,257,960)      (5,257,960)
                                 ----------            ------------      -----------
Balance, June 30, 1998                   --             (37,439,403)      (1,031,154)

 Conversion of 7,500 shares
  of 9% preferred
  stock into 999 shares of
  common stock                           --                      --               --
 Conversion of 75,000 shares
  of Series B preferred
  stock into 7,359 shares of
  common stock                           --                      --               --
 Conversion of 250 shares of
  Series A preferred
  stock into 5,272,398
  shares of common stock                 --                      --        2,460,450
 Adjustment of accrued
  dividends for conversion of
  9% preferred stock                     --                      --            5,737
 9% preferred stock dividends            --                      --           (2,475)
 Issuance of compensatory
  stock options                          --                      --           25,000
 Issuance of 1,500 shares of
  common stock upon
  exercise of stock options              --                      --              563
 Net loss                                --              (1,621,450)      (1,621,450)
                                 ----------            ------------      ------------
Balance, June 30, 1999           $       --           $ (39,060,853)     $   (163,329)
                                 ==========           =============      ============

 See accompanying notes.

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)
Statements of Cash Flows

                                                                                              Period from
                                                                                                inception
                                                                                             (February 10,
                                                                   Years ended June 30,     1987) through
                                                                --------------------------        June 30,
                                                                       1999           1998            1999
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                   $(1,621,450)   $(5,257,960)   $(37,029,014)
     Adjustments to reconcile net loss
      to net cash used in operating activities:
       Depreciation and amortization                                197,662        201,660       1,706,403
       Settlement with Alkermes, Inc.                                    --             --       1,227,977
       Changes in operating assets/liabilities:
         Accounts payable and accrued expenses                      219,033        (89,764)        689,555
         Accrued interest on U.S. Government securities                  --         (8,709)       (171,238)
         Other current assets                                        10,589            (36)        (60,977)
         Interest receivable from former officer                         --             --         (19,274)
       Realized loss on sale of U.S. Government securities               --             --          54,317
       Stock option compensation expense                                 --             --         555,809
       Stock issued for services                                         --             --          28,750
       Reduction in note receivable from former
         officer -- compensation expense                                 --             --          22,600
       Changes in other assets and other liabilities                 53,145         88,743         242,142
                                                                -----------    -----------    ------------
     Net cash used in operating activities                       (1,141,021)    (5,066,066)    (32,752,950)
                                                                -----------    -----------    ------------

Cash flows from investing activities:
     U.S. Government securities -- available for sale
      Purchases                                                          --     (1,739,995)    (38,823,738)
      Sales                                                              --      1,750,000      38,940,820
     Purchase of fixed assets                                       (74,213)      (187,235)     (2,209,849)
     Sale of fixed assets                                                --             --          10,988
     Decrease (increase) in --
      Other assets                                                       --             --         (39,870)
      Note receivable from former officer                                --             --        (100,000)
                                                                -----------    -----------    ------------
     Net cash used in investing activities                          (74,213)      (177,230)     (2,221,649)
                                                                -----------    -----------    ------------

Cash flows from financing activities:
     Proceeds from issuance of 9% preferred stock                        --             --       1,076,588
     Redemption of 9% preferred stock                                    --             --         (63,750)
     Payment of 9% preferred stock dividends                             --             --        (110,250)
     Proceeds from issuance of convertible
      preferred stock                                                    --             --      13,074,007
     Proceeds from issuance of common stock                             563             --      21,922,981
     Proceeds from subordinated convertible note                         --             --         208,333
     Principal payments on note payable to Alkermes, Inc.                --       (200,000)       (200,000)
     Principal payments on capitalized leases                                       (1,499)        (23,973)
                                                                -----------    -----------    ------------
     Net cash provided by (used in) financing activities                563       (201,499)     35,883,936
                                                                -----------    -----------    ------------

Increase (decrease) in cash and cash equivalents                 (1,214,671)    (5,444,795)        909,337
Cash and cash equivalents, beginning of period                    2,124,008      7,568,803              --
                                                                -----------    -----------    ------------
Cash and cash equivalents, end of period                        $   909,337    $ 2,124,008    $    909,337
                                                                ===========    ===========    ============
     Supplemental schedule of non-cash investing
     and financing activities:
     Accretion of 9% preferred stock                            $        --        $--        $    139,674
     Conversion of preferred stock to common stock                2,517,093        470,087      14,481,126
     Capital lease obligation incurred to lease equipment                --             --          23,973

         See accompanying notes.

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

Period from inception (February 10, 1987) through June 30, 1999

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

Basis of Presentation -- The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of June 30, 1999, the Company had an accumulated deficit of $39,160,853, net capital deficiency of $163,329 and negative working capital of $742,036. Due to the Company's recurring losses and net capital deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

From inception through June 30, 1999, the Company has generated only modest operating revenues and has incurred losses aggregating $37,029,014 before preferred stock accretion and dividends. Successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company's cost structure. There is no assurance that the Company will be successful in these areas.

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a subsidiary of Akzo Nobel (Note 5). The agreement will enable Organon to develop or commercialize the Company's Ampakine/(R)/ technology for the treatment of schizophrenia and, at Organon's election, for the treatment of depression. The Company is seeking collaborative arrangements with other pharmaceutical companies for other applications of the Ampakine compounds, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products that the Company is developing. Competition for corporate partnering arrangements with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to arrive at such arrangements. Accordingly, although the Company is in discussions with candidate companies, there is no assurance that an agreement will arise from these discussions in a timely manner, or at all, or that any agreement that may arise from these discussions will successfully reduce the Company's short or longer-term funding requirements.

To supplement its existing resources, the Company may need to raise additional capital through the sale of debt or equity. There is no assurance that such capital will be available on favorable terms, or at all. If additional funds are raised by issuing equity securities, dilution to existing shareholders is likely to result.

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

New Accounting Standard -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires the reporting of all components of comprehensive income, including net income, in the financial statements in the period in which the components are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported net of their related tax effect to arrive at comprehensive income. Because comprehensive loss was not different than net loss, adoption of SFAS No. 130 did not have an impact on the Company's financial statements.

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

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ from those estimates.

Reclassifications -- Certain previously reported amounts have been reclassified to conform with the June 30, 1999 presentation.

Note 2 -- Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements consist of the following:

                                                June 30,
                                      --------------------------
                                           1999           1998
                                      --------------------------
        Laboratory equipment          $ 1,216,266    $ 1,168,958
        Leasehold improvements            622,036        622,036
        Furniture and equipment           112,129        112,129
        Computers and software            262,913        236,008
                                      -----------    -----------
                                        2,213,344      2,139,131
        Accumulated depreciation       (1,681,374)    (1,483,712)
                                      -----------    -----------
                                      $   531,970    $   655,419
                                      ===========    ===========

Note 3 -- Redeemable Preferred Stock

Series A Convertible Preferred Stock ("Series A Preferred") at June 30, 1998 consisted of 250 shares of 400 shares originally issued in a two-tranche private placement in June 1997. The Series A Preferred was convertible at an effective conversion price derived from the lowest of the dollar volume weighted average trading prices of the Company's common stock for each of the five trading days immediately preceding the conversion date ("Average Stock Price"). The effective conversion price was equal to 80% of the Average Stock Price if the Average Stock Price was greater than $2.50 per share at the time of conversion; $2.00 per share if the Average Stock Price was less than $2.50 but greater than $2.10 per share; or 95% of the Average Stock Price if the Average Stock Price was less than or equal to $2.10 per share. The conversion rate was subject to adjustment at the rate of six percent per annum based on the length of the period from issuance of the Series A Preferred until its conversion. As of June 30, 1999, all outstanding shares of Series A Preferred had been converted into an aggregate of 6,105,276 shares of the Company's common stock at effective conversion prices ranging from $0.30 to $2.17 per share of common stock. Imputed dividends of $1,012,493 related to the private placement were recorded for the year ended June 30, 1997.

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

The 9% Cumulative Convertible Preferred Stock as of June 30, 1999 and June 30, 1998 consisted of 27,500 and 35,000 shares, respectively, of an original 1,250,000 shares of 9% Preferred issued in a 1988 private placement. Each share of 9% Preferred is convertible into approximately 0.1333 shares of common stock at an effective conversion price of $7.50 per share of common stock, subject to adjustment under certain circumstances, such as stock splits or stock dividends. Cash dividends on the 9% Preferred accrue semi-annually on June 15th and December 15th at the rate of $0.09 per share per annum. In order to conserve capital for operations, the Company has elected not to distribute the dividends that have accrued from June 15, 1990. Upon conversion of 9% Preferred, accrued and unpaid dividends are credited to additional paid-in capital. Accrued and unpaid dividends as of June 30, 1999 and June 30, 1998 were $23,513 and $26,775, respectively. The Company may redeem the 9% Preferred at any time at a price of $1.00 per share, an amount equal to its liquidation preference, upon not less than 30 nor more than 60 days' notice.

Series B Convertible Preferred Stock as of June 30, 1999 and June 30, 1998 consisted of 75,000 and 150,000 shares, respectively, of Series B Preferred issued in a May 1991 private placement. Each share of Series B Preferred is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, subject to adjustment under certain circumstances such as stock splits or stock dividends. The Series B Preferred may be redeemed by the Company at a price of $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days' notice. The liquidation preference of the Series B Preferred is subordinate to that of the 9% Preferred.

Series C Convertible Preferred Stock originally consisted of 160 shares issued in a private placement in December 1995. As of June 30, 1997, all outstanding shares of Series C Preferred had been converted into 1,517,611 shares of common stock. The relative effective conversion prices ranged from $2.33 to $2.83 per share, as computed in accordance with a formula that was indexed to the average bid price of the Company's common shares.

Series D Convertible Preferred Stock originally consisted of 400 shares issued in a three-tranche private placement initiated in October 1996 and completed in February 1997. As of June 30, 1997, all outstanding shares of Series D Preferred had been converted into an aggregate of 1,433,437 shares of the Company's common stock. The effective conversion prices ranged from $2.06 to $3.35 per share, as computed in accordance with a formula that was indexed to the average bid price of the Company's common shares. During the year ended June 30, 1997, imputed dividends aggregating $879,672 were recorded in connection with the three tranches.

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

In connection with the February 1998 restructuring of the note payable to Alkermes, Inc. (Note 6), the Company issued to Alkermes a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $1.55 per share, representing the average of the high and low sale prices of Cortex common stock as of the date of the restructuring.

In connection with the July 1999 restructuring of the note payable to Alkermes, Inc. (Note 6), the Company agreed to issue to Alkermes a five-year warrant to purchase 100,000 shares of common stock at an exercise price derived from the fair market value of the Company's common stock.

As of June 30, 1999, the Company had reserved an aggregate of 3,667 shares of common stock for issuance upon conversion of the outstanding 9% Preferred Stock; 7,359 shares for issuance upon conversion of the Series B Preferred Stock; 1,401,501 shares for issuance upon exercise of warrants; 1,442,796 shares for issuance upon exercise of outstanding stock options; and 807,611 shares for issuance upon exercise of stock options available for future grant.

Stock Option and Stock Purchase Plans

Employee/Director Option Plan -- The Company's 1989 Incentive Stock Option, Nonqualified Stock Option and Stock Purchase Plan provided for the granting by the Company of options and rights to purchase up to an aggregate of 700,000 shares of the Company's authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganizations) to directors, officers and other employees of the Company. The exercise price of nonqualified stock options and the purchase price of stock offered under this plan, which terminated February 2, 1999, was at least 85% of the fair market value of the common stock on the date of grant. The exercise price of incentive stock options was at least equal to the fair market value of the common stock on the date of grant. As of June 30, 1999, there were no options outstanding under this plan.

Consultant Plan -- The Company's 1989 Special Nonqualified Stock Option and Stock Purchase Plan provided for the granting by the Company of options and rights to purchase up to an aggregate of 400,000 shares of the Company's authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganizations) to consultants to the Company. The exercise price of nonqualified stock options and the purchase price of stock offered under this plan, which terminated February 2, 1999, was at least 50% of the fair market value of the common stock on the date of grant. As of June 30, 1999, options to purchase an aggregate of 2,000 shares of common stock were outstanding under this plan.

1996 Stock Incentive Plan -- The 1996 Plan provides for the granting of options and rights to purchase up to an aggregate of 2,250,407 shares of the Company's authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganizations) to qualified employees, officers, directors, consultants and other service providers. No further options will be granted under the Company's earlier stock option and stock purchase plans. The exercise price of nonqualified stock options and the purchase price of stock offered under the 1996 Plan, which terminates October 25, 2006, must be at least 85% of the fair market value of the common stock of the date of grant. The exercise price of incentive stock options must be at least equal to the fair market value of the common stock on the date of grant. Each non-employee director (other than those who serve on the Board of Directors to oversee an investment in the

Company) is automatically granted options to purchase 15,000 shares of common stock upon commencement of service as a director and additional options to purchase 6,000 shares of common stock on the date of each Annual Meeting of Stockholders. Non-employee directors who serve on the Board of Directors to oversee an investment in the Company receive options to purchase 7,500 shares of common stock upon commencement of service as a director and additional options to purchase 3,000 shares of common stock on the date of each Annual Meeting of Stockholders. These nonqualified options have an exercise price equal to 100% of the fair market value of the common stock on the date of grant, have a ten-year term and vest in equal increments of 33 1/3% on the anniversary dates of the dates of grant. As of June 30, 1999, options to purchase an aggregate of 1,440,796 shares of common stock were outstanding under the 1996 Plan, and an additional 807,611 shares of common stock were reserved for future option grants.

During the year ended June 30, 1999, the Company restated the exercise price of stock options previously granted to employees, directors and some consultants to the Company. Options to purchase a total of 892,456 shares of the Company's common stock were repriced from a weighted average of $3.88 per share to $0.375 per share, representing the fair market value of the Company's common stock as of the date of the repricing. In accordance with APB 25, no expense was recorded as a result of this repricing. The Financial Accounting Standards Board is currently deliberating the accounting for stock option repricings, and is expected to issue new guidance for such transactions. If new guidance is issued, it may require the Company to record additional expense related to the repricing in prospective financial statements.

As of June 30, 1999, options to purchase an aggregate of 797,417 shares of common stock were exercisable under the Company's stock option plans. During the years ended June 30, 1999 and 1998 and the period from inception (February 10, 1987) through June 30, 1999, options to purchase 0, 0, and 261,289 shares of common stock, respectively, were issued to certain directors and officers of the Company with exercise prices below the fair market value of the common stock on the dates of grant. The aggregate difference between the fair market value on the date of grant and the exercise price of the options granted has been recorded as compensation expense over the vesting period of the options. Stock option compensation expense related to these transactions, aggregating $0, $0 and $555,809 for the years ended June 30, 1999 and 1998 and the period from inception (February 10, 1987) through June 30, 1999, respectively, has been recorded in the accompanying statements of operations.

Stock option transactions under the Company's stock option plans for each of the two years in the period ended June 30, 1999 are summarized below:


                                                         Weighted average
                                                Number    exercise price
                                               of shares     per share
                                             ----------------------------
        Outstanding as of June 30, 1997         969,179         $    4.25
          Granted                               142,029              2.42
          Exercised                                  --                --
          Forfeited                            (116,562)             5.00
                                             ----------         ---------
        Outstanding as of June 30, 1998         994,646         $    3.90
          Granted                             1,545,896              0.45
          Exercised                              (1,500)             0.38
          Forfeited                          (1,096,246)             3.63
                                             ----------         ---------
        Outstanding as of June 30, 1999       1,442,796         $    0.42
                                             ==========         =========
        Available for future grant              807,611
                                             ==========

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

Pro forma information regarding net loss and net loss per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and has been determined as if the Company had accounted for its employee stock plans under the fair value method. The fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for the years ended June 30, 1999 and 1998, respectively: weighted average risk-free interest rates of 5.5% and 5.4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 186% and 90%; and a weighted average life of 3.0 years and 3.3 years. The estimated weighted average fair value of options granted during the years ended June 30, 1999 and 1998 was $0.40 and $1.48, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the vesting period of the options, resulting in the following pro forma information for the years ended June 30, 1999 and 1998:

                                                       June 30,
                                                 1999          1998
                                              ------------------------


        Pro forma net loss before preferred
          stock accretion and dividends       $1,945,558    $5,567,617
        Pro forma net loss applicable to
          common stock                         1,948,033     5,570,767
        Pro forma net loss per share          $    (0.15)   $    (0.58)

The results above are not necessarily indicative of the effects of SFAS 123 on reported net income or loss for future periods as these amounts reflect the related expense for only two years of stock option vesting.

Information regarding stock options outstanding at June 30, 1999 is as follows:

                                             Options Outstanding                        Options Exercisable
                          ----------------------------------------------------   ---------------------------------

                                                 Weighted
                               Number            average           Weighted           Number           Weighted
               Range of     outstanding         remaining          average         exercisable         average
        exercise prices   at June 30, 1999   contractual life   exercise price   at June 30, 1999   exercise price
------------------------------------------------------------------------------------------------------------------
      $  0.34 - 0.38               984,600       7.3 years               $0.37            640,417          $  0.38
         0.47 - 4.50               458,196       9.6 years                0.58            157,000             0.58
                              ------------                                           ------------
                                 1,442,796                                                797,417
                              ============                                           ============

Note 5 -- Research and License Agreement with NV Organon

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon, a pharmaceutical business unit of Akzo Nobel (The Netherlands). The agreement will enable Organon to develop and commercialize the Company's proprietary Ampakine technology for the treatment of schizophrenia and, upon Organon's election, for the treatment of depression.

In connection with the agreement with Organon, during the year ended June 30, 1999, the Company received an up-front payment of $2,000,000 and research support payments of $1,150,000. In July 1999, the Company received further research support of $762,500. The agreement includes research support payments of up to $3,000,000 per year for two years (subject to Cortex providing agreed-upon levels of research), milestone payments, plus royalty payments on worldwide sales.

Note 6 -- Note Payable to Alkermes, Inc.

In January 1992, the Company entered into an agreement with Alkermes, Inc. ("Alkermes") for the development, clinical testing and commercialization of the Company's calpain inhibitor products (the "Alkermes Agreement"). In connection with the Alkermes Agreement, the Company granted Alkermes an exclusive worldwide license to commercialize calpain inhibitor products for the prevention and treatment of acute and chronic neurodegenerative diseases and disorders of the central and peripheral nervous systems. The Company received an aggregate of $3,600,000 in research payments under the Alkermes Agreement during the fiscal years ended June 30, 1992 and 1993.

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

In February 1998, the terms of the note were restructured to include a principal payment of $200,000 upon signing of the new agreement. The balance of the note and accrued interest was payable in October 1999 or upon the consummation of a corporate partnership between Cortex and a larger pharmaceutical company, whichever was earlier. In connection with the restructuring agreement, the Company issued to Alkermes a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $1.55 per share, representing the average of the high and low sale prices of Cortex common stock as of the date of the restructuring. With the signing of the license agreement with NV Organon (Note
5), the note and accrued interest became due and payable.

In July 1999, Alkermes agreed to restructure the terms of the note to include a principal and interest payment of $250,000 and monthly payments of $50,000 from August 1999 through January 2000. The balance of the note and accrued interest are due and payable on or before February 28, 2000. Interest on the unpaid balance accrues at a 1% to 3% premium to the prime lending rate, based upon the date of payment. In connection with this restructuring agreement, the Company agreed to issue to Alkermes a five-year warrant to purchase 100,000 shares of common stock at an exercise price derived from the fair market value of the Company's common stock. If the balance of principal and accrued interest is not paid by December 31, 1999, Cortex has agreed to issue to Alkermes another five-year warrant to purchase 50,000 shares of common stock at a price per share of $0.875 or the then fair market value of Cortex common stock, whichever is lower.

Note 7 -- Commitments

The Company leases its offices and research laboratories under an operating lease that expires May 31, 2004. Rent expense under this lease for the years ended June 30, 1999 and 1998 and the period from inception (February 10, 1987) through June 30, 1999 was $260,000, $234,000 and $2,133,000, respectively.
Commitments under the lease for the years ending June 30, 2000, 2001, 2002, 2003 and 2004 are $255,000, $310,000, $353,000, $368,000 and $356,000, respectively.

As of June 30, 1999, the Company was obligated to an executive officer under an employment agreement expiring in May 2000. The agreement involves annual salary payments aggregating $220,000 and provides for bonuses under certain circumstances. Additionally, in the event that the Company commercializes a compound developed by or under the supervision of one of its senior scientific employees, the Company may be obligated to pay the employee a royalty based on net sales, as defined and subject to adjustment, of products containing the compound. As of June 30, 1999, the Company was committed under scientific consulting and external research agreements to annual payments aggregating approximately $672,000.

The Company has entered agreements with an academic institution that provide the Company exclusive rights to certain of the technologies that the Company is developing. Under the terms of the agreements, the Company is committed to royalty payments. These payments include minimum annual royalties of $90,000 for the year ending June 30, 2000 and for each year thereafter for the remaining life of the patents covering the subject technologies. The agreements also commit the Company to pay up to an additional $875,000 upon achieving certain clinical testing and regulatory approval milestones, as well as a portion of certain remuneration received by the Company in connection with sublicensing agreements that the Company may enter into.

Note 8 -- Related Party Transactions

During the years ended June 30, 1999 and 1998, and the period from inception (February 10, 1987) through June 30, 1999, the Company paid or accrued scientific and other consulting fees to stockholders aggregating $78,417, $88,000 and $1,184,974, respectively. Under certain circumstances, the Company is obligated to make royalty payments to certain of its scientific consultants, some of whom are stockholders, and to one employee, upon successful commercialization of certain of its products by the Company or its licensees.

In connection with its services as placement agent in the 1993 private placement of 2,750,000 shares of common stock, Vector was paid a fee of $1,096,800 and was issued a five-year non-redeemable warrant to purchase 274,200 shares of the Company's common stock at $9.375 per share. In connection with Vector's assistance in reaching the settlement with Alkermes (Note 6), this warrant was canceled and reissued as a new warrant to purchase 363,113 shares of the Company's common stock at $3.47 per share, as adjusted and subject to further adjustment, at any time through January 15, 2000. The value of this new warrant was computed utilizing the Black-Scholes option pricing model, and was recorded with the expense of the settlement with Alkermes in the accompanying statement of operations.

As consideration for its agreement to provide financial advisory services, as amended and extended in November 1994, Vector was paid a retainer of $50,000 and was issued a six-year non-redeemable warrant to purchase 57,193 shares of the Company's common stock at $3.06 per share, subject to adjustment under certain circumstances. Warrants to purchase 8,169 shares of the Company's common stock vested immediately, and warrants to purchase 24,512 shares of the Company's common stock vest upon the consummation of each strategic alliance when and as secured by Vector.

Note 9 -- Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of June 30, 1999, the Company had federal and California tax net operating loss carryforwards of approximately $34,459,000 and $4,131,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California franchise tax purposes and the fifty percent limitation on California loss carryforwards. The California tax loss carryforwards will continue to expire in 1999 (approximately $701,000 expired in 1998), while the federal carryforwards begin expiring in 2004. The Company also has federal and California research and development tax credit carryforwards totaling $1,154,000 and $440,000, respectively, which will begin to expire in 2004.

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

Significant components of the Company's deferred tax assets as of June 30, 1999 and June 30, 1998 are shown below. The valuation allowance related to deferred tax assets is $15,629,000 and $15,413,000 for the years ended June 30, 1999 and 1998, respectively. The increase in the valuation allowance for the year ended June 30, 1999 of $216,000 is primarily due to additional reserves required for new deferred tax assets.

Deferred tax assets:

                                                                      June 30,
                                                                1999            1998
                                                           ----------------------------
          Net operating loss carryforwards                 $ 12,299,000    $ 11,727,000
          Capital loss carryforwards                             22,000          23,000
          Research and development credits                    1,436,000       1,336,000
          Capitalized research and development costs          1,309,000       1,801,000
          Settlement with Alkermes, Inc.                        407,000         406,000
          Depreciation                                           88,000          83,000
          Other-net                                              68,000          37,000
                                                           ------------    ------------
          Net deferred tax assets                            15,629,000      15,413,000
                                                           ------------    ------------
          Valuation allowance for deferred tax assets       (15,629,000)    (15,413,000)
                                                           ------------    ------------
          Total deferred tax assets                        $         --    $         --
                                                           ============    ============

                          Cortex Pharmaceuticals, Inc.
                          Annual Report on Form 10-KSB
                            Year ended June 30, 1999
                                 Exhibit Index


   Exhibit                                                                                        Sequentially
   Number      Description                                                                        Numbered Page
---------------------------------------------------------------------------------------------------------------
    3.1        Restated Certificate of Incorporation dated April 11, 1989, as amended by
               Certificate of Amendment of June 27, 1989, by Certificate of Designation
               filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by
               Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November
               12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation
               filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, and by Certificate of
               Designation filed June 4, 1997, incorporated by reference to Exhibit 3.1 of
               the Company's Registration Statement on Form SB-2 filed June 18, 1997.                       - -
    3.2        By-Laws of the Company, as adopted March 4, 1987, and amended through October
               8, 1996, incorporated by reference to Exhibit 3.2 to the Company's Annual
               Report on Form 10-KSB filed October 15, 1996.                                                - -
   10.2        Consulting Agreement, dated October 30, 1987, between the Company and Carl W.
               Cotman, Ph.D. *                                                                              - -
   10.3        Consulting Agreement, dated as October 30, 1987, between the Company and Gary
               S. Lynch, Ph.D. *                                                                            - -
 10.9          1989 Special Nonqualified Stock Option and Stock Purchase Plan. *                            - -
 10.19         License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to Exhibit 10.19 of the
               Company's Amendment on Form 8 filed November 27, 1991 to the Company's Annual
               Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2
               under the Securities Exchange Act of 1934).                                                  - -
   10.31       License Agreement dated June 25, 1993 between the Company and the Regents of the
               University of California, incorporated by reference to the Company's Amendment of
               Annual Report on Form 10-KSB/A filed November 26, 1993. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 of
               the Securities Exchange Act of 1934).                                                        - -
   10.42       Amendment to 1989 Special Nonqualified Stock Option and Stock Purchase Plan adopted
               December 13, 1993, incorporated by reference to Exhibit 4.8 of the Company's
               Registration Statement on Form S-8 filed January 28, 1994.                                   - -
   10.44       Lease Agreement, dated January 31, 1994, for the Company's facilities in Irvine,
               California, incorporated by reference to Exhibit 10.44 of the Company's Quarterly
               Report on Form 10-QSB filed May 16, 1994.                                                    - -
   10.46       Amendment to 1989 Special Nonqualified Stock Option and Stock Purchase Plan adopted
               December 1994, incorporated by reference to Exhibit 4.9 of the Company's Registration
               Statement on Form S-8 filed February 8, 1995.                                                - -
   10.48       Amendment to the Non-Employee Director Formula Grant Plan, adopted December 15, 1994, incorporated by reference to the same numbered Exhibit to the Company's Annual Report
               on Form 10-KSB filed October 13, 1995 *                                                      - -
   10.49       Settlement Agreement between the Company and Alkermes, Inc., dated October 5, 1995, incorporated by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-KSB filed October 13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's
               Application requesting confidential treatment under Rule 406 of the Securities Act of
               1933).                                                                                       - -

                                     EXH-1


 Exhibit                                                                                           Sequentially
 Number           Description                                                                     Numbered Page
---------------------------------------------------------------------------------------------------------------
 10.51        Warrant dated December 8, 1995, to purchase 106,195 shares issued to Swartz
              Investments, Inc., incorporated by reference to Exhibit 4.3 of the Company's
              Current Report on Form 8-K filed December 22, 1995.                                           - -
 10.52        Registration Rights Agreement dated December 8, 1995, entered into with purchasers of Series C Preferred Stock and Swartz Investments, Inc., incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed
              December 22, 1995.                                                                            - -
 10.53        Warrant dated November 29, 1994, to purchase 35,000 shares issued to Vector
              Securities International, Inc., incorporated by reference to the same numbered
              Exhibit to the Company's Pre-Effective Amendment No. 1 to Post Effective
              Amendment No. 2 to Registration Statement on Form SB-2, No. 33-71894, filed
              January 26, 1996.                                                                             - -
 10.55        Warrant dated November 30, 1995, to purchase 210,000 shares issued to Vector
              Securities International, Inc., incorporated by reference to the same numbered
              Exhibit to the Company's Pre-Effective Amendment No. 1 to Post Effective
              Amendment No. 2 to Registration Statement on Form SB-2, No. 33-71894, filed
              January 26, 1996.                                                                             - -
 10.56        Employment Agreement dated May 15, 1996, between the Company and Vincent F.
              Simmon, Ph.D., incorporated by reference to the same numbered Exhibit to the
              Company's Current Report on Form 8-K filed June 4, 1996.                                      - -
 10.58        Amendment to 1989 Special Nonqualified Stock Option and Stock Purchase Plan
              adopted December 12, 1995, incorporated by reference to Exhibit 4.10 of the
              Company's Registration Statement on Form S-8 filed September 13, 1996.                        - -
 10.60        1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit
              to the Company's Quarterly Report on Form 10-QSB filed November 12, 1996.                     - -
 10.61        Form of Subscription Agreement with each purchaser of Series A Preferred Stock, incorporated by reference to Exhibit 10.61 to the Company's Registration
              Statement on Form SB-2 filed June 18, 1997.                                                   - -
 10.62        Form of Warrant issued to each purchaser of Series A Preferred Stock, incorporated by reference to Exhibit 10.62 to the Company's Registration Statement on Form SB-2
              filed June 18, 1997.                                                                          - -
 10.63        Registration Rights Agreement with holder of Series A Preferred Stock dated June 5,
              1997, incorporated by reference to Exhibit 10.63 to the Company's Registration
              Statement on Form SB-2 filed June 18, 1997.                                                   - -
 10.64        Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to Exhibit 10.64 of the Company's quarterly report on Form 10-QSB as filed on February 16, 1999. (Portions of this
              Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24-b2 of the
              Securities Exchange Act of 1934.)                                                             - -
 10.65        Amendment No. 1 to the Lease Agreement for the Company's facilities in Irvine, California,
              dated February 1, 1999.                                                                       - -
   21         Subsidiaries of the Registrant.                                                               - -
   23         Consent of Ernst & Young LLP, independent auditors.                                           - -
   24         Power of Attorney (included on signature page).                                               - -
   27         Financial Data Schedule.                                                                      - -

------------------------
        * Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.

                                     EXH-2