Form 10KSB40/A
period 1999-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 1999-10-26
CIK 849636

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                 FORM 10-KSB/A

    X     Annual Report pursuant to Section 13 or 15(d) of the Securities
   ---    Exchange Act of 1934
          For the fiscal year ended June 30, 1999
                                    -------------

                                      OR

          Transition Report pursuant to Section 13 or 15(d) of the Securities
   ---    Exchange Act of 1934
          For the transition period from ___________________ to ____________

                        Commission file number 0-17951

                         Cortex Pharmaceuticals, Inc.
                (Name of small business issuer in its charter)

             Delaware                                  33-0303583
   (State or other jurisdiction         (I.R.S. Employer Identification Number)
 of incorporation or organization)

               15241 Barranca Parkway, Irvine, California,92618
         (Address of principal executive offices, including zip code)

                                (949) 727-3157
                          (Issuer's telephone number)

          Securities registered under Section 12(b) of the Act: None

             Securities registered under Section 12(g) of the Act:
                        Common Stock, $0.001 par value

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days. YES   X
                                                                           -----
NO
   ------

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

As of September 23, 1999, there were 15,528,182 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES       NO   X
                                                               ----     ----

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III: Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on December 17, 1999.

                           TABLE OF CONTENTS

                                                                  Page
                                                                  ----
PART I

Item 1.     Description of Business.............................     3

PART II

Item 7.     Financial Statements................................    16

PART III

Item 13.    Exhibits and Reports on Form 8-K....................    16

Signatures......................................................   S-1

Financial Statements............................................   F-1

Exhibit Index and Exhibits... (Attached to this Report on Form 10-KSB)

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

Development Stage Company; History of Losses

     We are considered a "development stage" company because, since our formation on February 10, 1987 through June 30, 1999, we have generated only modest operating revenues and we have incurred net losses aggregating $37,029,014. As of June 30, 1999, we had an accumulated deficit of $39,060,853. We will require substantial additional funds to advance our research and development programs, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business."

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

PART II

Item 7.    Financial Statements

The financial statements of the Company and other information required by this item are set forth herein in a separate section beginning with the Index to Financial Statements on page F-1.

PART III

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

10.2 Consulting Agreement, dated October 30, 1987, between the Company and Carl W. Cotman, Ph.D.*

10.3 Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D.*
10.9      1989 Special Nonqualified Stock Option and Stock Purchase Plan.*

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

Exhibit
Number                              Description
--------------------------------------------------------------------------------

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

10.65 Amendment No. 1 to the Lease Agreement for the Company's facilities in Irvine, California, dated February 1, 1999.**

21        Subsidiaries of the Registrant.**
23.1      Consent of Ernst & Young LLP, independent auditors.
24        Power of Attorney (included on Signature page).**
27.1      Financial Data Schedule.
________________________________
 * Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.
**        Previously filed.

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

         Signature                        Title                     Date
         ---------                        -----                     ----



 /s/ Vincent F. Simmon, Ph.D.        President and Chief      October 26, 1999
---------------------------------     Executive Officer,
     Vincent F. Simmon, Ph.D.         Director
   (Principal Executive Officer,
  Principal Financial Officer and
  Principal Accounting Officer)



              *                      Chairman of the Board    October 26, 1999
----------------------------------    and Director
       Robert F. Allnutt



              *                      Director                 October 26, 1999
-----------------------------------
      Charles J. Casamento



              *                      Director                 October 26, 1999
-----------------------------------
      Carl W. Cotman, Ph.D.



              *                      Director                 October 26, 1999
-----------------------------------
       Michael G. Grey

              *                      Director                 October 26, 1999
-----------------------------------
   Davis L. Temple, Jr., Ph.D.



/s/ Vincent F. Simmon, Ph.D.
-----------------------------------
  * Vincent F. Simmon, Ph.D.,
     Attorney-in-fact

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


                                           /s/   Ernst & Young LLP


San Diego, California
July 22, 1999

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)
Balance Sheets


                                                                 June 30, 1999   June 30, 1998
----------------------------------------------------------------------------------------------
Assets

  Current assets:
   Cash and cash equivalents                                      $    909,337    $  2,124,008
   Other current assets                                                 60,977          71,566
                                                                  ------------    ------------
     Total current assets                                              970,314       2,195,574

  Furniture, equipment and leasehold improvements, net                 531,970         655,419
  Other                                                                 46,737          23,853
                                                                  ------------    ------------
                                                                  $  1,549,021    $  2,874,846
                                                                  ============    ============

  Liabilities and Stockholders' Equity (Deficit)

  Current liabilities:
   Accounts payable                                               $    523,474    $    408,047
   Accrued dividends                                                    23,513          26,775
   Accrued wages, salaries and related expenses                         67,497          62,475
   Unearned revenue                                                     98,584              --
   Current portion of note payable to Alkermes, Inc.                   999,282              --
                                                                  ------------    ------------
     Total current liabilities                                       1,712,350         497,297

  Note payable to Alkermes, Inc., less current portion                      --         948,253

  Redeemable preferred stock:
   Series A convertible preferred stock, $0.001
     par value; $10,000 per share liquidation
     preference; shares authorized: 400;
     shares issued and outstanding: 0 (1999)
     and 250 (1998)                                                         --       2,460,450

  Stockholders' equity (deficit):
   9% cumulative convertible preferred stock,
     $0.001 par value; $1.00 per share liquidation
     preference; shares authorized: 1,250,000;
     shares issued and outstanding: 27,500 (1999)
     and 35,000 (1998)                                                  27,500          35,000
   Series B convertible preferred stock, $0.001
     par value; $0.6667 per share liquidation
     preference; shares authorized: 3,200,000;
     shares issued and outstanding: 75,000 (1999)
     and 150,000 (1998)                                                 43,405          86,810
   Common stock, $0.001 par value; shares
     authorized: 30,000,000; shares issued and
     outstanding: 15,519,382 (1999) and
     10,237,126 (1998)                                                  15,519          10,237
   Additional paid-in capital                                       38,811,100      36,276,202
   Deficit accumulated during the development stage                (39,060,853)    (37,439,403)
                                                                  ------------    ------------
     Total stockholders' equity (deficit)                             (163,329)     (1,031,154)
                                                                  ------------    ------------
                                                                  $  1,549,021    $  2,874,846
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

Basis of Presentation -- The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of June 30, 1999, the Company had an accumulated deficit of $39,060,853, net capital deficiency of $163,329 and negative working capital of $742,036. Due to the Company's recurring losses and net capital deficiency, there can be no assurance that the Company will be able to obtain additional operating capital, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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
                                                           ============    ============

                          Cortex Pharmaceuticals, Inc.
                          Annual Report on Form 10-KSB
                            Year ended June 30, 1999
                                 Exhibit Index


   Exhibit                                                                                        Sequentially
   Number      Description                                                                        Numbered Page
---------------------------------------------------------------------------------------------------------------
    3.1        Restated Certificate of Incorporation dated April 11, 1989, as amended by
               Certificate of Amendment of June 27, 1989, by Certificate of Designation
               filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by
               Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November
               12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation
               filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, and by Certificate of
               Designation filed June 4, 1997, incorporated by reference to Exhibit 3.1 of
               the Company's Registration Statement on Form SB-2 filed June 18, 1997.                       --
    3.2        By-Laws of the Company, as adopted March 4, 1987, and amended through October
               8, 1996, incorporated by reference to Exhibit 3.2 to the Company's Annual
               Report on Form 10-KSB filed October 15, 1996.                                                --
   10.2        Consulting Agreement, dated October 30, 1987, between the Company and Carl W.
               Cotman, Ph.D. *                                                                              --
   10.3        Consulting Agreement, dated as October 30, 1987, between the Company and Gary
               S. Lynch, Ph.D. *                                                                            --
 10.9          1989 Special Nonqualified Stock Option and Stock Purchase Plan. *                            --
 10.19         License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to Exhibit 10.19 of the
               Company's Amendment on Form 8 filed November 27, 1991 to the Company's Annual
               Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2
               under the Securities Exchange Act of 1934).                                                  --
   10.31       License Agreement dated June 25, 1993 between the Company and the Regents of the
               University of California, incorporated by reference to the Company's Amendment of
               Annual Report on Form 10-KSB/A filed November 26, 1993. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 of
               the Securities Exchange Act of 1934).                                                        --
   10.42       Amendment to 1989 Special Nonqualified Stock Option and Stock Purchase Plan adopted
               December 13, 1993, incorporated by reference to Exhibit 4.8 of the Company's
               Registration Statement on Form S-8 filed January 28, 1994.                                   --
   10.44       Lease Agreement, dated January 31, 1994, for the Company's facilities in Irvine,
               California, incorporated by reference to Exhibit 10.44 of the Company's Quarterly
               Report on Form 10-QSB filed May 16, 1994.                                                    --
   10.46       Amendment to 1989 Special Nonqualified Stock Option and Stock Purchase Plan adopted
               December 1994, incorporated by reference to Exhibit 4.9 of the Company's Registration
               Statement on Form S-8 filed February 8, 1995.                                                --
   10.48       Amendment to the Non-Employee Director Formula Grant Plan, adopted December 15, 1994, incorporated by reference to the same numbered Exhibit to the Company's Annual Report
               on Form 10-KSB filed October 13, 1995 *                                                      --
   10.49       Settlement Agreement between the Company and Alkermes, Inc., dated October 5, 1995, incorporated by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-KSB filed October 13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company's
               Application requesting confidential treatment under Rule 406 of the Securities Act of
               1933).                                                                                       --


 Exhibit                                                                                           Sequentially
 Number           Description                                                                     Numbered Page
---------------------------------------------------------------------------------------------------------------
 10.51        Warrant dated December 8, 1995, to purchase 106,195 shares issued to Swartz
              Investments, Inc., incorporated by reference to Exhibit 4.3 of the Company's
              Current Report on Form 8-K filed December 22, 1995.                                           --
 10.52        Registration Rights Agreement dated December 8, 1995, entered into with purchasers of Series C Preferred Stock and Swartz Investments, Inc., incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed
              December 22, 1995.                                                                            --
 10.53        Warrant dated November 29, 1994, to purchase 35,000 shares issued to Vector
              Securities International, Inc., incorporated by reference to the same numbered
              Exhibit to the Company's Pre-Effective Amendment No. 1 to Post Effective
              Amendment No. 2 to Registration Statement on Form SB-2, No. 33-71894, filed
              January 26, 1996.                                                                             --
 10.55        Warrant dated November 30, 1995, to purchase 210,000 shares issued to Vector
              Securities International, Inc., incorporated by reference to the same numbered
              Exhibit to the Company's Pre-Effective Amendment No. 1 to Post Effective
              Amendment No. 2 to Registration Statement on Form SB-2, No. 33-71894, filed
              January 26, 1996.                                                                             --
 10.56        Employment Agreement dated May 15, 1996, between the Company and Vincent F.
              Simmon, Ph.D., incorporated by reference to the same numbered Exhibit to the
              Company's Current Report on Form 8-K filed June 4, 1996.                                      --
 10.58        Amendment to 1989 Special Nonqualified Stock Option and Stock Purchase Plan
              adopted December 12, 1995, incorporated by reference to Exhibit 4.10 of the
              Company's Registration Statement on Form S-8 filed September 13, 1996.                        --
 10.60        1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit
              to the Company's Quarterly Report on Form 10-QSB filed November 12, 1996.                     --
 10.61        Form of Subscription Agreement with each purchaser of Series A Preferred Stock, incorporated by reference to Exhibit 10.61 to the Company's Registration
              Statement on Form SB-2 filed June 18, 1997.                                                   --
 10.62        Form of Warrant issued to each purchaser of Series A Preferred Stock, incorporated by reference to Exhibit 10.62 to the Company's Registration Statement on Form SB-2
              filed June 18, 1997.                                                                          --
 10.63        Registration Rights Agreement with holder of Series A Preferred Stock dated June 5,
              1997, incorporated by reference to Exhibit 10.63 to the Company's Registration
              Statement on Form SB-2 filed June 18, 1997.                                                   --
 10.64        Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to Exhibit 10.64 of the Company's quarterly report on Form 10-QSB as filed on February 16, 1999. (Portions of this
              Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24-b2 of the
              Securities Exchange Act of 1934.)                                                             --
 10.65        Amendment No. 1 to the Lease Agreement for the Company's facilities in Irvine, California,
              dated February 1, 1999.**                                                                     --
 21           Subsidiaries of the Registrant.**                                                             --
 23.1         Consent of Ernst & Young LLP, independent auditors.                                           40
 24           Power of Attorney.**                                                                          --
 27.1         Financial Data Schedule.                                                                      41

------------------------
        *    Incorporated by reference to the same numbered exhibit of the
             Company's Registration Statement on Form S-1, No. 33-28284,
             effective on July 18, 1989.
        **   Previously filed.