Form 10QSB
period 1999-09-30
CORTEX PHARMACEUTICALS INC/DE/
filed 1999-11-15
CIK 849636

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

   *   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 -----
       OF 1934 FOR THE QUARTERLY PERIOD ENDED     September 30, 1999
                                              ---------------------------

 _____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
YES   *     NO _____
    -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           15,528,182 shares of Common Stock as of November 12, 1999

                         CORTEX PHARMACEUTICALS, INC.
                                     INDEX

                                                                                     Page Number
                                                                                     -----------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements


          Balance Sheets -- September 30, 1999 and June 30, 1999.....................      3

          Statements of Operations -- Three months ended
          September 30, 1999 and 1998; and period from
          inception (February 10, 1987) through September 30, 1999...................      4

          Statements of Cash Flows -- Three months ended
          September 30, 1999 and 1998; and period from
          inception (February 10, 1987) through September 30, 1999...................      5

          Notes to Financial Statements..............................................      7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations;
          Plan of Operation..........................................................      9

PART II. OTHER INFORMATION

  Item 3. Defaults on Senior Securities..............................................      13

  Item 6. Exhibits and Reports on Form 8-K...........................................      14

SIGNATURES...........................................................................      14

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                                Balance Sheets


                                                             (Unaudited)           (Note)
                                                      September 30, 1999    June 30, 1999
-----------------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                  $    289,271   $    909,337
 Other current assets                                             31,501         60,977
                                                            ------------   ------------
  Total current assets                                           320,772        970,314

Furniture, equipment and leasehold improvements, net             489,378        531,970
Other                                                             46,737         46,737
                                                            ------------   ------------
                                                                $856,887   $  1,549,021
                                                            ============   ============

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                           $    463,892   $    523,474
 Accrued dividends                                                23,513         23,513
 Accrued wages, salaries and related expenses                     63,027         67,497
 Unearned revenue                                                 93,194         98,584
 Current portion of note payable to Alkermes, Inc.               664,472        999,282
                                                            ------------   ------------
  Total current liabilities                                    1,308,098      1,712,350

Stockholders' equity:
 9% cumulative convertible preferred stock, $0.001
  par value; $1.00 per share liquidation preference;
  shares authorized: 1,250,000; shares issued and
  outstanding: 27,500                                             27,500         27,500
 Series B convertible preferred stock, $0.001 par value;
  $0.6667 per share liquidation preference; shares
  authorized: 3,200,000; shares issued and
  outstanding: 75,000                                             43,405         43,405
 Common stock, $0.001 par value; shares authorized:
  30,000,000; shares issued and outstanding:
  15,528,182 (September 30) and 15,519,382 (June 30)              15,528         15,519
 Additional paid-in capital                                   38,814,392     38,811,100
 Deficit accumulated during the development stage            (39,352,036)   (39,060,853)
                                                            ------------   ------------
  Total stockholders' equity                                    (451,211)      (163,329)
                                                            ------------   ------------
                                                            $    856,887   $  1,549,021
                                                            ============   ============

               See accompanying notes.

Note: The balance sheet as of June 30, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Operations
                                  (Unaudited)


                                                                                        Period from
                                                                                          inception
                                                                                      (February 10,
                                                              Three months ended      1987) through
                                                                September 30,         September 30,
                                                             1999            1998              1999
---------------------------------------------------------------------------------------------------
Revenues:
 Research and license revenue                              $   767,889   $        --   $  7,549,295
 Grant revenue                                                  66,667            --        261,385
                                                           -----------   -----------   ------------
   Total revenues                                              834,556            --      7,810,680

Operating expenses:
 Research and development expenses                             751,800       839,281     30,484,394
 General and administrative expenses                           367,380       354,693     15,113,230
 Settlement with Alkermes, Inc.                                     --            --      1,227,977
                                                           -----------   -----------   ------------
   Total operating expenses                                  1,119,180     1,193,974     46,825,601
                                                           -----------   -----------   ------------
Loss from operations                                          (284,624)   (1,193,974)   (39,014,921)
Interest income, net                                            (6,559)        7,616      1,694,724
                                                           -----------   -----------   ------------
Net loss                                                   $  (291,183)  $(1,186,358)  $(37,320,197)
                                                           ===========   ===========   ============
Weighted average common shares outstanding                  15,522,252    10,237,126
                                                           ===========   ===========
Net loss per share                                         $     (0.02)  $     (0.12)
                                                           ===========   ===========

                            See accompanying notes.

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Cash Flows
                                 (Unaudited)

                                                                                                Period from
                                                                                                  inception
                                                                                              (February 10,
                                                                 Three months ended           1987) through
                                                                   September 30,              September 30,
                                                         -------------------------------
                                                                 1999               1998               1999
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                $   (291,183)       $(1,186,358)      $(37,320,197)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                             46,835             52,607          1,753,238
     Settlement with Alkermes, Inc.                                --                 --          1,227,977
     Changes in operating assets/liabilities:
       Accounts payable and accrued expenses                  (69,442)            56,273            620,113
       Accrued interest on U.S. government securities              --                 --           (171,238)
       Other current assets                                    29,476             42,564            (31,501)
       Interest receivable from former officer                     --                 --            (19,274)
     Realized loss on sale of U.S. government securities           --                 --             54,317
     Stock option compensation expense                             --                 --            555,809
     Stock issued for services                                     --                 --             28,750
     Reduction in note receivable from former
       officer-compensation expense                                --                 --             22,600
     Changes in other assets and other liabilities           (196,922)            12,906             45,220
                                                            ---------        -----------       ------------
 Net cash used in operating activities                       (481,236)        (1,022,008)       (33,234,186)
                                                            ---------        -----------       ------------

Cash flows from investing activities:
U.S. government securities-available-for-sale-
   Purchases                                                       --                 --        (38,823,738)
   Proceeds from sales                                             --                 --         38,940,820
 Purchase of fixed assets                                      (4,243)            (2,580)        (2,214,092)
 Sale of fixed assets                                              --                 --             10,988
 Decrease (increase) in-
   Other assets                                                    --                 --            (39,870)
   Note receivable from former officer                             --                 --           (100,000)
                                                            ---------        -----------       ------------
 Net cash used in investing activities                         (4,243)            (2,580)        (2,225,892)
                                                            ---------        -----------       ------------

Cash flows from financing activities:
 Proceeds from issuance of 9% preferred stock                      --                 --          1,076,588
 Redemption of 9% preferred stock                                  --                 --            (63,750)
 Payment of 9% preferred stock dividends                           --                 --           (110,250)
 Proceeds from issuance of convertible
   preferred stock                                                 --                 --         13,074,007
 Proceeds from issuance of common stock                         3,301                 --         21,926,282
 Proceeds from subordinated convertible note                       --                 --            208,333
 Principal payments on note payable to Alkermes, Inc.        (137,888)                --           (337,888)
 Principal payments on capitalized leases                          --                 --            (23,973)
                                                            ---------        -----------       ------------
 Net cash provided by (used in) financing activities         (134,587)                --         35,749,349
                                                            ---------        -----------       ------------

Increase (decrease) in cash and cash equivalents             (620,066)        (1,024,588)           289,271
Cash and cash equivalents, beginning of period                909,337          2,124,008                 --
                                                            ---------        -----------       ------------
Cash and cash equivalents, end of period                    $ 289,271        $ 1,099,420       $    289,271
                                                            =========        ===========       ============

                            See accompanying notes.
                                                                 (Continued ...)

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Cash Flows
                                 (Unaudited)

                                                                                                 Period from
                                                                                                   inception
                                                                                               (February 10,
                                                                     Three months ended        1987) through
                                                                       September 30,           September 30,
                                                                ------------------------
                                                                    1999            1998                1999
------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing
and financing activities:

 Accretion of preferred stock                                   $     --        $     --       $     139,674

 Conversion of 9% preferred stock to common stock                     --              --           1,437,311

 Conversion of Series B preferred stock to common stock               --              --           1,754,273

 Conversion of Series C preferred stock to common stock               --              --           3,439,890

 Conversion of Series D preferred stock to common stock               --              --           3,719,636

 Conversion of Series A preferred stock to common stock               --              --           3,936,720

 Capital lease obligation incurred to lease equipment                 --              --              23,973

               See accompanying notes.

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)

Notes to Financial Statements
Period from inception (February 10, 1987) through September 30, 1999
(Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. As of September 30, 1999, the Company had an accumulated deficit of $39,352,000, net capital deficiency of $451,000 and negative working capital of $987,000. Due to the Company's recurring losses and net capital deficiency, there can no be assurance that the Company will be able to obtain additional operating capital, which may impact the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-KSB.

Note 2 - Development Stage Enterprise

From inception (February 10, 1987) through September 30, 1999, the Company has generated only modest operating revenues and has incurred losses aggregating $37,320,000. Successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities and achieving a level of revenues adequate to support the Company's cost structure. There can be no assurance that the Company will be successful in these areas.

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon, a subsidiary of Akzo Nobel (Note
3). The agreement will enable Organon to develop or commercialize the Company's Ampakine(R) technology for the treatment of schizophrenia and, upon Organon's election, for the treatment of depression. The Company is seeking collaborative arrangements with other pharmaceutical companies for other applications of the Ampakines compounds, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to the technologies and products that the Company is developing. Competition for corporate partnering with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to arrive at such arrangements. Accordingly, although the Company is in discussions with a number of candidate companies, there is no assurance that an agreement will arise from these discussions in a timely manner, or at all, or that an agreement that may arise from these discussions will successfully reduce the Company's short or longer-term funding requirements.

To supplement its existing resources, the Company may raise additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

Note 3 - Research and License Agreement with NV Organon

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

In connection with the agreement, the Company received an up-front license payment of $2,000,000. The agreement includes research support payments of up to $3,000,000 per year for two years (subject to Cortex providing agreed-upon levels of research), milestone payments, plus royalty payments on worldwide sales.

Subsequent to September 30, 1999, the Company received a quarterly research support payment of $893,000. This amount is higher than the research support received for prior quarters, reflecting the increase in the Company's staff dedicated to the collaboration. The increased research staff includes both full-time and temporary employees. Future quarterly research support payments are expected to average $750,000.

Note 4 - Note Payable to Alkermes, Inc.

In connection with the settlement of a license dispute, in October 1995 the Company issued to Alkermes, Inc. a $1,000,000 three-year promissory note accruing interest semi-annually at the federal funds rate. In February 1998, the terms of the note were restructured to include a principal payment of $200,000 upon signing of the new agreement. The balance of the note and accrued interest was payable in October 1999 or upon consummation of a corporate partnership between Cortex and a larger pharmaceutical company, whichever was earlier. With the signing of the license agreement with Organon (Note 3), the note and accrued interest became due and payable.

In July 1999, Alkermes agreed to restructure the terms of the note to include a principal and interest payment of $250,000 and monthly payments of $50,000 from August 1999 through January 2000. The balance of the note and accrued interest are payable on or before February 28, 2000. Interest on the unpaid balance accrues at a 1% to 3% premium to the prime lending rate, based upon the date of payment. In connection with this restructuring agreement, the Company agreed to issue to Alkermes a five-year warrant to purchase 100,000 shares of common stock at an exercise price derived from the fair market value of the Company's common stock. If the balance of principal and accrued interest is not paid by December 31, 1999, Cortex has agreed to issue to Alkermes another five-year warrant to purchase 50,000 shares of common stock at a price per share of $0.875 or the then fair market value of Cortex common stock, whichever is lower.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operation" presented in the Company's 1999 Annual Report on Form 10-KSB.

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

Results of Operations

From inception (February 10, 1987) through September 30, 1999, the Company's revenue has consisted of (i) $7,549,000 of license fees and research and development funding, (ii) net interest income aggregating $1,695,000, and (iii) $261,000 of grant revenue.

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a pharmaceutical business unit of Akzo Nobel (The Netherlands). The agreement will allow Organon to develop and commercialize the Company's proprietary Ampakine(R) technology for the treatment of schizophrenia and, upon Organon's election, for the treatment of depression. In connection with the agreement, the Company received a $2,000,000 up-front licensing payment. The agreement includes research support payments of up to $3,000,000 per year for two years (subject to Cortex providing agreed-upon levels of research) and milestone payments, plus royalty payments on worldwide sales.

Subsequent to September 30, 1999, the Company received a quarterly research support payment of $893,000. This amount exceeds the payments received for prior quarters, reflecting the increase in the Company's staff dedicated to the alliance. Future quarterly research support is expected to average $750,000.

From inception (February 10, 1987) through September 30, 1999, the Company has sustained losses aggregating $37,320,000. Continuing losses are anticipated over the next several years, as the Company's ongoing operating expenses will only be offset, if at all, by research support payments and possible milestone payments from its research collaboration with Organon, or under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon agreement or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company's operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will require successful commercial development of its products by Organon or its other prospective partners to attain profitable operations from royalties or other product-based revenues.

The net loss for the three-month period ended September 30, 1999 of $291,000 compares with a net loss of $1,186,000 for the corresponding prior year period. Revenues from the license and research collaboration with Organon were responsible for the improvements in the current year period (Note 3).

Research and development expenses decreased from $839,000 to $752,000, or by 10%, during the three-month period ended September 30, 1999 compared to the corresponding prior year period. The decrease reflects lower spending for sponsored research and the timing of both technology access payments and Phase I/IIa human clinical testing of Ampalex(R). Future costs for the clinical testing of Ampakines in patients with schizophrenia will be borne by Organon.

For the three-month period ended September 30, 1999, general and administrative expenses of $367,000 were materially consistent with expenses of $355,000 for the corresponding prior year period.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Liquidity and Capital Resources; Plan of Operation

From inception (February 10, 1987) through September 30, 1999, Cortex has funded its organizational and research and development activities primarily from the issuance of equity securities, with net proceeds aggregating $35,749,000. An additional $3,600,000 in research and license payments was received from Alkermes, Inc. ("Alkermes") in 1992 and 1993 in connection with a development and license agreement with that firm. Net interest income from inception through September 30, 1999 was $1,695,000.

Research and licensing payments received in connection with the agreement with Organon (Note 3) totaled $3,819,000 through September 30, 1999. The agreement includes research support payments of up to $3,000,000 per year for two years (subject to Cortex providing agreed-upon levels of research), milestone payments based on clinical development of the licensed technology and royalties on worldwide sales.

As of September 30, 1999, the Company had cash and cash equivalents totaling $289,000 and a working capital deficit of $987,000. In comparison, as of June 30, 1999, the Company had cash and cash equivalents of $909,000 and a working capital deficit of $742,000. The decreases represent amounts required to fund operating losses. Subsequent to September 30, 1999, the Company received quarterly research support of $893,000 related to its agreement with Organon.

The Company leases approximately 30,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2004. The commitments under the lease agreement for the years ending June 30, 1999, 2000, 2001, 2002 and 2003 total $266,000, $325,000, $339,000, $353,000 and
$368,000, respectively. From inception (February 10, 1987) through September 30, 1999, expenditures for furniture, equipment and leasehold improvements aggregated $2,214,000.

In connection with the settlement in October 1995 of a license dispute with Alkermes, the Company issued to Alkermes a $1,000,000 three-year promissory note accruing interest semi-annually at the then federal funds rate. In February 1998, the terms of the note were restructured to include a principal payment of $200,000 upon signing of the restructuring agreement. The balance of the note and accrued interest were payable in October 1999 or upon the consummation of a corporate partnership between Cortex and a larger pharmaceutical company, whichever was earlier. With the signing of the license agreement with Organon, the note and accrued interest became due and payable. In July 1999, the terms of the note were restructured to include a principal and interest payment of $250,000 and monthly payments of $50,000 from August 1999 through January 2000. The balance of the note and accrued interest are payable on or before February 28, 2000.

As of September 30, 1999, Cortex had 27,500 outstanding shares of 9% cumulative convertible preferred stock, which accrue cumulative semi-annual dividends at an annual rate of $0.09 per share. To conserve capital for operations, the Company has elected not to distribute the dividends that have accrued from June 1990. Accrued and unpaid dividends as of September 30, 1999 were $23,513.

Over the next twelve months the Company is committed to $603,000 of funding for sponsored research in academic laboratories. Remaining commitments for current Phase I/IIa clinical studies on the Company's Ampakine compounds are not significant.

As of September 30, 1999, Cortex had a total of 22 full-time research and administrative employees. Neither significant increases to staffing nor significant investments in plant or equipment are planned for the upcoming year.

Assuming timely payment of the note payable to Alkermes, Cortex anticipates that its existing cash and cash equivalents and the expected research support payments from Organon will be sufficient to satisfy its capital requirements into February 2000. Without any milestone payments from the Organon agreement, additional funds will be required to continue operations beyond that time.

The Company anticipates receiving its first milestone payment from the Organon agreement in early 2000. With receipt of the projected Organon quarterly research support and the milestone payment during the estimated time frame, the Company expects to have sufficient cash to fund operations through calendar 2000. Because there is no assurance that the milestone will be received as estimated, or at all, the Company may raise additional capital through the sale of debt or equity securities. Given the current adverse market conditions for biopharmaceutical companies, there is no assurance that funds will be available on favorable terms, or at all. If equity securities are issued to raise additional funds, dilution to existing shareholders is likely to result.

In order to provide for both its immediate and longer-term spending requirements, the Company is presently seeking additional collaborative or other arrangements with larger pharmaceutical companies. Under these agreements, it is intended that such companies would provide capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products that the Company is developing. Competition for such arrangements is intense, however, with a large number of biopharmaceutical companies attempting to secure alliances with more established pharmaceutical companies. Although the Company has been engaged in discussions with candidate companies, there is no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short and longer-term funding requirements.

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


PART II.  OTHER INFORMATION

Item 3.  Defaults upon Senior Securities

In order to conserve capital for operations, the Board of Directors of the Company elected not to distribute the semi-annual dividends that have accrued from June 15, 1990 on the Company's 9% cumulative convertible preferred stock. As of September 30, 1999, accrued and unpaid dividends on the 9% cumulative convertible preferred stock were $23,513.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          Exhibit
          Number    Description
          ----------------------------------------------------------------------

            27      Financial Data Schedule


          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1999.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORTEX PHARMACEUTICALS, INC.



  November 15, 1999                By: /s/ Vincent F. Simmon, Ph.D.
                                       ----------------------------
                                       Vincent F. Simmon, Ph.D.
                                       President and Chief Executive Officer;
                                       Acting Chief Financial Officer,
                                       Corporate Secretary
                                       (Principal Financial Officer)