Form 10QSB
period 1999-12-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2000-02-14
CIK 849636

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

  *   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----- OF 1934 FOR THE QUARTERLY PERIOD ENDED     December 31, 1999
                                              ---------------------------

_____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________


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

                                NOT APPLICABLE
                           ------------------------
             (Former name, former address and former fiscal year,
                          if changed since last year)


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

           15,579,416 shares of Common Stock as of February 9, 2000

                         CORTEX PHARMACEUTICALS, INC.
                                     INDEX

                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets -- December 31, 1999 and June 30, 1999........  3

               Statements of Operations -- Three months ended December 31,
               1999 and 1998; six months ended December 31, 1999 and 1998 and period from inception (February 10, 1987) through
               December 31, 1999............................................  4

               Statements of Cash Flows -- Six months ended December 31,
               1999 and 1998 and period from inception (February 10, 1987)
               through December 31, 1999....................................  5

               Notes to Financial Statements................................  7

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations; Plan of Operation.................  9

PART II. OTHER INFORMATION

     Item 3.   Defaults on Senior Securities................................ 13

     Item 4    Submission of Matters to a Vote of Security Holders.......... 13

     Item 6.   Exhibits and Reports on Form 8-K............................. 14

SIGNATURES ................................................................. 14

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                                Balance Sheets

                                                                     (Unaudited)                    (Note)
                                                               December 31, 1999             June 30, 1999
----------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                     $       95,624             $     909,337
    Other current assets                                                  52,306                    60,977
                                                                  --------------             -------------
       Total current assets                                              147,930                   970,314

Furniture, equipment and leasehold improvements, net                     464,880                   531,970
Other                                                                     46,737                    46,737
                                                                  --------------             -------------
                                                                  $      659,547             $   1,549,021
                                                                  ==============             =============

Liabilities and Stockholders' Deficit
Current liabilities:
    Accounts payable                                              $      671,168             $     523,474
    Accrued dividends                                                     24,750                    23,513
    Accrued wages, salaries and related expenses                          69,283                    67,497
    Unearned revenue                                                      99,157                    98,584
    Note payable to Alkermes, Inc.                                       529,057                   999,282
                                                                  --------------             -------------
       Total current liabilities                                       1,393,415                 1,712,350

Stockholders' deficit:
    9% cumulative convertible preferred stock, $0.001
       par value; $1.00 per share liquidation preference;
       shares authorized: 1,250,000; shares issued and
       outstanding: 27,500                                                27,500                    27,500
    Series B convertible preferred stock, $0.001 par value;
       $0.6667 per share liquidation preference; shares
       authorized: 3,200,000; shares issued and
       outstanding: 75,000                                                43,405                    43,405
    Common stock, $0.001 par value; shares authorized:
       30,000,000; shares issued and outstanding:
       15,538,182 (December 31, 1999) and 15,519,382
       (June 30, 1999)                                                    15,538                    15,519
    Additional paid-in capital                                        38,954,884                38,811,100
    Deficit accumulated during the development stage                 (39,775,195)              (39,060,853)
                                                                  --------------             -------------
       Total stockholders' deficit                                      (733,868)                 (163,329)
                                                                  --------------             -------------
                                                                  $      659,547             $   1,549,021
                                                                  ==============             =============

                           See accompanying notes.

Note: The balance sheet as of June 30, 1999 has been derived from the audited financial statements at that date.

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Operations
                                  (Unaudited)

                                                                                                           Period from
                                                                                                             inception
                                                                                                         (February 10,
                                             Three months ended                 Six months ended         1987) through
                                                December 31,                      December 31,            December 31,
                                      ------------------------------        ------------------------      -------------
                                            1999             1998             1999             1998               1999
-----------------------------------------------------------------------------------------------------------------------
Revenues:
   Research and license revenue    $     961,528    $          --    $     1,729,417   $           --     $    8,510,823
   Grant revenue                          29,167               --             95,834               --            290,552
                                   -------------    -------------      -------------    -------------     --------------
     Total revenues                      990,695               --          1,825,251               --          8,801,375

Operating expenses:
   Research and development              913,771          619,582          1,665,571        1,458,863         31,398,165
   General and administrative            490,778          321,961            858,158          676,654         15,604,008
   Settlement with Alkermes, Inc.             --               --               --               --            1,227,977
                                   -------------    -------------      -------------    -------------     --------------
     Total operating expenses          1,404,549          941,543          2,523,729        2,135,517         48,230,150
                                   -------------    -------------      -------------    -------------     --------------
Loss from operations                    (413,854)        (941,543)          (698,478)      (2,135,517)       (39,428,775)
Interest income (expense), net            (9,305)          (4,045)           (15,864)           3,571          1,685,419
                                   -------------    -------------      -------------    -------------      -------------
Net loss before preferred stock
   accretion and dividends         $    (423,159)   $    (945,588)   $      (714,342)  $   (2,131,946)    $  (37,743,356)
                                   -------------    -------------      -------------     ------------      -------------

Preferred stock accretion
   and dividends:                          1,238            1,238              1,238            1,238          2,503,802
                                   -------------    -------------      -------------     ------------      -------------
Net loss applicable to common
   stock                           $    (424,397)   $    (946,826)    $     (715,580)  $   (2,133,184)    $  (40,247,158)
                                   =============    =============      =============     ============      =============

Weighted average common
    shares outstanding                15,528,182       12,427,694         15,525,217       11,332,410
                                   =============    =============      =============     ============
Net loss per share                 $       (0.03)   $       (0.08)    $        (0.05)  $        (0.19)
                                   =============    =============     ==============     ============

                                   See accompanying notes.

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Cash Flows
                                  (Unaudited)


                                                                                                       Period from
                                                                                                         inception
                                                                                                     (February 10,
                                                                        Six months ended             1987) through
                                                                          December 31,                December 31,
                                                                 ------------------------------      -------------
                                                                         1999              1998               1999
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                    $    (714,342)    $  (2,131,946)   $   (37,743,356)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
          Depreciation and amortization                                89,947           104,357          1,796,350
          Settlement with Alkermes, Inc.                                   --                --          1,227,977
          Changes in operating assets/liabilities:
              Accounts payable and accrued expenses                   150,053           274,554            839,608
              Accrued interest on U.S. government securities               --                --           (171,238)
              Other current assets                                      8,671            33,019            (52,306)
              Interest receivable from former officer                      --                --            (19,274)
          Realized loss on sale of U.S. government securities              --                --             54,317
          Stock option compensation expense                            32,490                --            588,299
          Warrants issued for debt restructuring                      105,500                --            138,978
          Stock issued for services                                        --                --             28,750
          Reduction in note receivable from former
              officer"compensation expense                                 --                --             22,600
          Changes in other assets and other liabilities              (196,967)           26,219             11,697
                                                                -------------     -------------    ---------------
    Net cash used in operating activities                            (524,648)       (1,693,797)       (33,277,598)
                                                                -------------     -------------    ---------------
Cash flows from investing activities:
    U.S. government securities"available-for-sale"
       Purchases                                                           --                --        (38,823,738)
       Proceeds from sales                                                 --                --         38,940,820
    Purchase of fixed assets                                          (22,857)           (4,110)        (2,232,706)
    Sale of fixed assets                                                   --                --             10,988
    Decrease (increase) in"
       Other assets                                                        --                --            (39,870)
       Note receivable from former officer                                 --                --           (100,000)
                                                                -------------      ------------     --------------
    Net cash used in investing activities                             (22,857)           (4,110)        (2,244,506)
                                                                -------------     -------------    ---------------
Cash flows from financing activities:
    Proceeds from issuance of 9% preferred stock                           --                --          1,076,588
    Redemption of 9% preferred stock                                       --                --            (63,750)
    Payment of 9% preferred stock dividends                                --                --           (110,250)
    Proceeds from issuance of convertible
       preferred stock                                                     --                --         13,074,007
    Proceeds from issuance of common stock                              7,050                --         21,930,031
    Proceeds from subordinated convertible note                            --                --            208,333
    Principal payments on note payable to Alkermes, Inc.             (273,258)               --           (473,258)
    Principal payments on capitalized leases                               --                --            (23,973)
                                                                -------------     -------------    ---------------
    Net cash provided by (used in) financing activities              (266,208)               --         35,617,728
                                                                -------------     -------------    ---------------

Increase (decrease) in cash and cash equivalents                     (813,713)       (1,697,907)            95,624
Cash and cash equivalents, beginning of period                        909,337         2,124,008                 --
                                                                -------------     -------------    ---------------
Cash and cash equivalents, end of period                        $      95,624     $     426,101    $        95,624
                                                                =============     =============    ===============

                           See accompanying notes.
                                                                 (Continued ...)

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Cash Flows
                            (Unaudited, Continued)

                                                                                                     Period from
                                                                                                       inception
                                                                                                      (February 10,
                                                                        Six months ended             1987) through
                                                                          December 31,                 December 31,
                                                                 ------------------------------      --------------
                                                                         1999              1998               1999
-------------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing and financing
activities:

    Accretion of preferred stock                                $          --     $          --    $       139,674

    Conversion of 9% preferred stock to common stock                       --            13,238          1,450,549

    Conversion of Series B preferred stock to common stock                 --            43,405          1,797,678

    Conversion of Series C preferred stock to common stock                 --                --          3,576,543

    Conversion of Series D preferred stock to common stock                 --                --          3,719,636

    Conversion of Series A preferred stock to common stock                 --         2,460,450          3,936,720

    Capital lease obligation incurred to lease equipment                   --                --             23,973

                           See accompanying notes.

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)

Notes to Financial Statements
Period from inception (February 10, 1987) through December 31, 1999
(Unaudited)

Note 1 -- Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-KSB. Certain previously reported amounts have been reclassified to conform with the December 31, 1999 presentation.

Note 2 -- Development Stage Enterprise

From inception (February 10, 1987) through December 31, 1999, the Company has generated only modest operating revenues and has incurred losses aggregating $37,743,000. Successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities and achieving a level of revenues adequate to support the Company's cost structure. There can be no assurance that the Company will be successful in these areas.

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a subsidiary of Akzo Nobel (Note 3). The agreement will enable Organon to develop or commercialize the Company's Ampakine(R) technology for the treatment of schizophrenia and, upon Organon's election, for the treatment of depression. The Company is seeking collaborative arrangements with other pharmaceutical companies for other applications of the Ampakines compounds, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to the technologies and products that the Company is developing. Competition for corporate partnering with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to arrive at such arrangements. Accordingly, although the Company is in advanced discussions with candidate companies, there is no assurance that an agreement will arise from these discussions in a timely manner, or at all, or that an agreement that may arise from these discussions will successfully reduce the Company's short or longer-term funding requirements.

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

Subsequent to December 31, 1999, the Company received a quarterly research support payment of $888,000. This amount is higher than the research support received for some prior quarters, reflecting the increase in the Company's staff dedicated to the collaboration. The increased research staff includes both full-time and temporary employees. Future quarterly research support payments are expected to average $750,000.

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

In July 1999, Alkermes agreed to restructure the terms of the note to include a principal and interest payment of $250,000 and monthly payments of $50,000 from August 1999 through January 2000. The balance of the note and accrued interest are payable on or before February 28, 2000. Interest on the unpaid balance accrues at a 1% to 3% premium to the prime lending rate, based upon the date of payment. In connection with this restructuring agreement, the Company agreed to issue to Alkermes a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $1.07, representing the average of the closing sale prices of the Company's common stock for the 30 trading days preceding the restructuring date. In accordance with the restructuring agreement, because the balance of principal and accrued interest was not paid by December 31, 1999, Cortex agreed to issue to Alkermes another five-year warrant to purchase 50,000 shares of common stock. The exercise price for this warrant is $0.76 per share, representing the average of the closing sale prices of the Company's common stock for the 30 trading days preceding December 31, 1999. The Company recorded expense of $106,000 for the estimated fair value of these warrants.

If the Company needs to extend the term of the note, it has agreed to issue to Alkermes another five-year warrant to purchase 50,000 shares of Cortex common stock. The exercise price for this warrant will be derived from the fair market value of the Company's common stock for the 30 trading days preceding February 28, 2000. In such event, the Company has agreed to continue to pay Alkermes $50,000 each month, with the balance of the note and accrued interest due on May 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report and with "Management"s Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operation" presented in the Company"s 1999 Annual Report on Form 10-KSB.

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

Results of Operations

From inception (February 10, 1987) through December 31, 1999, the Company's revenue has consisted of (i) $8,511,000 of license fees and research and development funding, (ii) net interest income aggregating $1,685,000, and (iii) $291,000 of grant revenue.

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

Subsequent to December 31, 1999, the Company received a quarterly research support payment of $888,000. This amount exceeds the payments received for some earlier quarters, reflecting the increase in the Company's staff dedicated to the alliance. Future quarterly research support is expected to average $750,000.

From inception (February 10, 1987) through December 31, 1999, the Company has sustained losses aggregating $37,743,000. Continuing losses are anticipated over the next several years, as the Company's ongoing operating expenses will only be offset, if at all, by research support payments and possible milestone payments from its research collaboration with Organon, or under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon agreement or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company's operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will require successful commercial development of its products by Organon or its other prospective partners to attain profitable operations from royalties or other product-based revenues.

The net loss for the three-month period ended December 31, 1999 of $423,000 compares with a net loss of $946,000 for the corresponding prior year period. The net loss for the six-month period ended December 31, 1999 was $714,000 compared to a net loss of $2,132,000 for the corresponding prior year. Revenues from the license and research collaboration with Organon were responsible for the improvements in the current year period (Note 3).

Research and development expenses increased from $620,000 to $914,000, or by 47%, during the three-month period ended December 31, 1999 compared to the corresponding prior year period. During the six-month period ended December 31, 1999, research and development expenses increased from $1,459,000 to $1,666,000, or by 14% compared to the corresponding prior year period. The increases reflect the expense for additional scientific employees hired in response to the Organon research collaboration (Note 3).

For the three-month period ended December 31, 1999, general and administrative expenses increased from $322,000 to $491,000, or by 52% compared to the corresponding prior year period. During the six-month period ended December 31, 1999, general and administrative expenses increased from $677,000 to $858,000, or by 27% compared to the corresponding prior year period. The increases include the expense for the estimated value of warrants issued to Alkermes as part of a restructuring agreement. The increases also reflect the addition of a business development consultant and increased travel related to corporate partnering activities.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Liquidity and Capital Resources; Plan of Operation

From inception (February 10, 1987) through December 31, 1999, Cortex has funded its organizational and research and development activities primarily from the issuance of equity securities, with net proceeds aggregating $35,618,000. An additional $3,600,000 in research and license payments was received from Alkermes, Inc. ("Alkermes") in 1992 and 1993 in connection with a development and license agreement with that firm. Net interest income from inception through December 31, 1999 was $1,685,000.

Research and licensing payments received in connection with the agreement with Organon (Note 3) totaled $4,880,000 through December 31, 1999. The agreement includes an upfront payment of $2,000,000 and research support payments of up to $3,000,000 per year for two years (subject to Cortex providing agreed-upon levels of research), milestone payments based on clinical development of the licensed technology and royalties on worldwide sales.

As of December 31, 1999, the Company had cash and cash equivalents totaling $96,000 and a working capital deficit of $1,245,000. In comparison, as of June 30, 1999, the Company had cash and cash equivalents of $909,000 and a working capital deficit of $742,000. The decreases represent amounts required to fund operating losses. Subsequent to December 31, 1999, the Company received quarterly research support of $888,000 related to its agreement with Organon.

The Company leases approximately 30,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2004. The commitments under the lease agreement for the years ending June 30, 2000, 2001, 2002, 2003 and 2004 total $255,000, $310,000, $353,000, $368,000 and
$356,000, respectively. From inception (February 10, 1987) through December 31, 1999, expenditures for furniture, equipment and leasehold improvements aggregated $2,233,000.

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

If the Company needs to extend the due date of the note, the Company has agreed to issue to Alkermes a five-year warrant to purchase 50,000 shares of Cortex common stock. The exercise price for the warrant will be derived from the fair market value of the stock for the 30 trading days preceding February 28, 2000. Additionally, the Company has agreed to continue to pay Alkermes $50,000 per month, with the balance of the note and accrued interest due on May 31, 2000.

As of December 31, 1999, Cortex had 27,500 outstanding shares of 9% cumulative convertible preferred stock, which accrue cumulative semi-annual dividends at an annual rate of $0.09 per share. To conserve capital for operations, the Company has elected not to distribute the dividends that have accrued from June 1990. Accrued and unpaid dividends as of December 31, 1999 were $24,750.

Over the next twelve months the Company is committed to $611,000 of funding for sponsored research in academic laboratories. Remaining commitments for current Phase I/IIa clinical studies on the Company's Ampakine compounds are not significant.

As of December 31, 1999, Cortex had a total of 23 full-time research and administrative employees. Neither significant increases to staffing nor significant investments in plant or equipment are planned for the upcoming year.

Assuming that the Company extends the terms of the note payable to Alkermes, Cortex anticipates that its existing cash and cash equivalents and the expected research support payments from Organon will be sufficient to satisfy its capital requirements into May 2000. Without any payments from the Organon agreement or upfront payments from potential corporate partnerships, additional funds will be required to continue operations beyond that time.

The Company anticipates receiving its first milestone payment from the Organon agreement in or before May 2000. With receipt of the projected Organon quarterly research support and the milestone payment during the estimated timeframe, the Company expects to have sufficient cash to fund operations through calendar 2000.

In order to provide for both its immediate and longer-term spending requirements, the Company is presently seeking additional collaborative or other arrangements with larger pharmaceutical companies. Under these agreements, it is intended that such companies would provide capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products that the Company is developing. Competition for such arrangements is intense, however, with a large number of biopharmaceutical companies attempting to secure alliances with more established pharmaceutical companies. Although the Company is engaged in advanced discussions with candidate companies, there is no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short and longer-term funding requirements.

Because there is no assurance that the milestone will be received from Organon as estimated, or at all, or that the Company will secure additional corporate partnerships, the Company may raise additional capital through the sale of debt or equity securities. Given the current adverse market conditions for biopharmaceutical companies, there is no assurance that funds will be available on favorable terms, or at all. If equity securities are issued to raise additional funds, dilution to existing shareholders is likely to result.

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

PART II.  OTHER INFORMATION

Item 3.  Defaults upon Senior Securities

In order to conserve capital for operations, the Board of Directors of the Company elected not to distribute the semi-annual dividends that have accrued from June 15, 1990 on the Company's 9% cumulative convertible preferred stock. As of December 31, 1999, accrued and unpaid dividends on the 9% cumulative convertible preferred stock were $24,750.

Item 4.  Submission of Matters to a Vote of Security Holders

On December 17, 1999, the Company held its Annual Meeting of Stockholders, with stockholders holding 14,459,137 shares of common stock (representing 93% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. Robert F. Allnutt, Charles J. Casamento, Carl W. Cotman, Ph.D., Michael G. Grey, Vincent F. Simmon, Ph.D. and Davis L. Temple, Jr., Ph.D. were listed as management's nominees in the Proxy Statement and were elected as directors at the meeting. The votes for each nominee were as follows:


                                     Number of          Number of       Votes
    Name                           Affirmative Votes  Negative Votes  Withheld
    ----                           -----------------  --------------  --------

    Robert F. Allnutt                     14,252,247              --   206,890
    Charles J. Casamento                  14,252,347              --   206,790
    Carl W. Cotman, Ph.D.                 14,252,347              --   206,790
    Michael G. Grey                       14,252,247              --   206,890
    Vincent F. Simmon, Ph.D.              14,252,287              --   206,850
    Davis L. Temple, Jr., Ph.D.           14,252,247              --   206,890

At the meeting, the Company also sought the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 2000. This proposal was approved by 14,414,509 affirmative votes. There were 33,035 negative votes and 11,593 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit
         Number    Description
         ----------------------------------------------------------------------

           27      Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended December 31, 1999.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CORTEX PHARMACEUTICALS, INC.



  February 14, 2000      By:            /s/ Maria S. Messinger
                                    --------------------------------
                                    Maria S. Messinger
                                    Vice President and Chief Financial Officer;
                                    Corporate Secretary