Form 10QSB
period 2000-03-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2000-05-12
CIK 849636

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)

   *   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 -----
       OF 1934 FOR THE QUARTERLY PERIOD ENDED    March 31, 2000
                                             -----------------------

 _____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________TO
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



             16,576,174 shares of Common Stock as of May 11, 2000

                         CORTEX PHARMACEUTICALS, INC.
                                     INDEX

                                                                                     Page Number
                                                                                     -----------
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets -- March 31, 2000 and June 30, 1999............................  3

          Statements of Operations -- Three months ended
          March 31, 2000 and 1999; nine months ended March 31,
          2000 and 1999; and period from inception (February 10, 1987)
          through March 31, 2000........................................................  4

          Statements of Cash Flows -- Nine months ended
          March 31, 2000 and 1999; and period from inception
          (February 10, 1987) through March 31, 2000....................................  5

          Notes to Financial Statements.................................................  7

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations;
          Plan of Operation............................................................. 10

PART II.  OTHER INFORMATION

Item 2    Changes in Securities and Use of Proceeds .................................... 14

Item 3    Defaults upon Senior Securities............................................... 14

Item 6    Exhibits and Reports on Form 8-K ............................................. 15

SIGNATURES.............................................................................  15

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                          Cortex Pharmaceuticals, Inc.
                        (A development stage enterprise)

                                 Balance Sheets

                                                               (Unaudited)                     (Note)
                                                           March 31, 2000              June 30, 1999
----------------------------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                  $    617,416                $    909,337
 Other current assets                                             64,967                      60,977
                                                            ------------                ------------
   Total current assets                                          682,383                     970,314

Furniture, equipment and leasehold improvements, net             424,846                     531,970
Other                                                             33,407                      46,737
                                                            ------------                ------------
                                                            $  1,140,636                $  1,549,021
                                                            ============                ============
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                           $    510,923                $    523,474
 Accrued dividends                                                24,750                      23,513
 Accrued wages, salaries and related expenses                     84,859                      67,497
 Unearned revenue                                                170,333                      98,584
 Note payable to Alkermes, Inc.                                       --                     999,282
                                                            ------------                ------------
   Total current liabilities                                     790,865                   1,712,350

Stockholders' equity:
 9% cumulative convertible preferred stock, $0.001
   par value; $1.00 per share liquidation preference;
   shares authorized: 1,250,000; shares issued and
   outstanding: 27,500                                            27,500                      27,500
 Series B convertible preferred stock, $0.001 par value;
   $0.6667 per share liquidation preference; shares
   authorized: 3,200,000; shares issued and
   outstanding: 37,500 (March 31, 2000) and 75,000
   (June 30, 1999)                                                21,703                      43,405
 Common stock, $0.001 par value; shares authorized:
   30,000,000; shares issued and outstanding:
   16,312,821 (March 31, 2000) and 15,519,382
   (June 30, 1999)                                                16,312                      15,519
 Additional paid-in capital                                   40,717,078                  38,811,100
 Deficit accumulated during the development stage            (40,432,822)                (39,060,853)
                                                            ------------                ------------
   Total stockholders' equity                                    349,771                    (163,329)
                                                            ------------                ------------
                                                            $  1,140,636                $  1,549,021
                                                            ============                ============

               See accompanying notes.

Note: The balance sheet as of June 30, 1999 has been derived from the audited financial statements at that date.

                          Cortex Pharmaceuticals, Inc.
                        (A development stage enterprise)

                            Statements of Operations
                                  (Unaudited)

                                                                                                   Period from
                                                                                                     inception
                                                                                                 (February 10,
                                         Three months ended            Nine months ended         1987) through
                                               March 31,                    March 31,                March 31,
                                      ------------------------         -------------------
                                            2000         1999          2000          1999                 2000
--------------------------------------------------------------------------------------------------------------
Revenues:
 Research and license revenue         $  816,323   $ 2,427,778   $ 2,545,740   $ 2,427,778        $  9,327,146
 Grant revenue                            36,165        33,333       131,999        33,333             326,717
                                      ----------   -----------   -----------   -----------        ------------
    Total revenues                       852,488     2,461,111     2,677,739     2,461,111           9,653,863

Operating expenses:
 Research and development                989,348     1,065,810     2,654,919     2,524,673          32,387,513
 General and administrative              515,478       417,071     1,373,636     1,093,725          16,119,486
 Settlement with Alkermes, Inc.               --            --            --            --           1,227,977
                                     -----------   -----------   -----------  ------------       -------------
    Total operating expenses           1,504,826     1,482,881     4,028,555     3,618,398          49,734,976
                                      ----------   -----------   -----------   -----------        ------------
Income (loss) from operations           (652,338)      978,230    (1,350,816)   (1,157,287)        (40,081,113)
Interest income (expense), net            (5,289)          994       (21,153)        4,565           1,680,130
                                      ----------   -----------   -----------   -----------        ------------
Net income (loss) before preferred
 stock accretion and
 dividends                            $ (657,627)  $   979,224   $(1,371,969)  $(1,152,722)       $(38,400,983)
                                      ----------   -----------   -----------   -----------        ------------

Preferred stock accretion
 and dividends:                               --            --         1,238         1,238           2,503,802
                                      ----------   -----------   -----------   -----------        ------------
Net income (loss) applicable to
 Common stock                         $ (657,627)  $   979,224   $(1,373,207)  $(1,153,960)       $(40,904,785)
                                      ==========   ===========   ===========   ===========        ============
Weighted average common
  shares outstanding                  15,648,534    15,517,882    15,566,024    12,707,200
                                      ==========   ===========    ==========   ===========
Basic and diluted earnings
   (loss) per share                   $    (0.04)  $      0.06   $     (0.09)  $     (0.09)
                                      ==========   ===========   ===========   ===========


                                      See accompanying notes.

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Cash Flows
                                  (Unaudited)

                                                                                                  Period from
                                                                                                    inception
                                                                                                (February 10,
                                                                 Nine months ended              1987) through
                                                                      March 31,                     March 31,
                                                          --------------------------------
                                                                      2000            1999               2000
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                     $ (1,371,969)  $  (1,152,722)     $ (38,400,983)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                 131,452         155,248          1,837,855
     Settlement with Alkermes, Inc.                                     --              --          1,227,977
     Changes in operating assets/liabilities:
       Accounts payable and accrued expenses                        76,560         325,100            766,115
       Accrued interest on U.S. government securities                   --              --           (171,238)
       Other current assets                                         (3,990)          6,595            (64,967)
       Interest receivable from former officer                          --              --            (19,274)
     Realized loss on sale of U.S. government securities                --              --             54,317
     Stock option compensation expense                              32,490              --            588,299
     Warrants issued for debt restructuring                        241,500              --            274,978
     Stock issued for services                                          --              --             28,750
     Reduction in note receivable from former
       officer -- compensation expense                                  --              --             22,600
     Changes in other assets and other long term liabilities      (185,952)             --             22,712
                                                              ------------   -------------      -------------
 Net cash used in operating activities                          (1,079,909)       (665,779)       (33,832,859)
                                                              ------------   -------------      -------------

Cash flows from investing activities:

 U.S. government securities -- available for sale:
   Purchases                                                            --              --        (38,823,738)
   Proceeds from sales                                                  --              --         38,940,820
 Purchase of fixed assets                                          (24,328)        (10,482)        (2,234,177)
 Sale of fixed assets                                                   --              --             10,988
 Decrease (increase) in:
   Other assets                                                         --              --            (39,870)
   Note receivable from former officer                                  --              --           (100,000)
                                                              ------------   -------------      -------------
 Net cash used in investing activities                             (24,328)        (10,482)        (2,245,977)
                                                              ------------   -------------      -------------

Cash flows from financing activities:

 Proceeds from issuance of 9% preferred stock                           --              --          1,076,588
 Redemption of 9% preferred stock                                       --              --            (63,750)
 Payment of 9% preferred stock dividends                                --              --           (110,250)
 Proceeds from issuance of convertible
    preferred stock                                                     --              --         13,074,007
 Proceeds from issuance of common stock                          1,612,316                         23,535,297
 Proceeds from subordinated convertible note                            --              --            208,333
 Principal payments on note payable to Alkermes, Inc.             (800,000)             --         (1,000,000)
 Principal payments on capitalized leases                               --              --            (23,973)
                                                              ------------   -------------      -------------
 Net cash provided by financing activities                         812,316              --         36,696,252
                                                              ------------   -------------      -------------

Increase (decrease) in cash and cash equivalents                  (291,921)       (676,261)           617,416
Cash and cash equivalents, beginning of period                     909,337       2,124,008                 --
                                                              ------------   -------------      -------------
Cash and cash equivalents, end of period                      $    617,416   $   1,447,747      $     617,416
                                                              ============   =============      =============

               See accompanying notes.          (Continued ...)

                         Cortex Pharmaceuticals, Inc.
                       (A development stage enterprise)

                           Statements of Cash Flows
                            (Unaudited, Continued)

                                                                                                  Period from
                                                                                                    inception
                                                                                                (February 10,
                                                                 Nine months ended              1987) through
                                                                      March 31,                     March 31,
                                                          --------------------------------
                                                                      2000            1999               2000
-------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing
and financing activities:

 Accretion of 9% preferred stock                              $         --    $         --       $    139,674

 Conversion of 9% preferred stock to common stock                       --          13,238          1,450,549

 Conversion of Series B preferred stock
   to common stock                                                  21,702          43,405          1,819,380

 Conversion of Series C preferred stock
   to common stock                                                      --              --          3,576,543

 Conversion of Series D preferred stock
   to common stock                                                      --              --          3,719,636

 Conversion of Series A preferred stock
   to common stock                                                      --       2,460,450          3,936,720

 Capital lease obligation incurred to lease equipment                   --              --             23,973

               See accompanying notes.

Cortex Pharmaceuticals, Inc.
(A development stage enterprise)

Notes to Financial Statements
Period from Inception (February 10, 1987) through March 31, 2000
(Unaudited)

Note 1 -- Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-
B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-KSB. Certain previously reported amounts have been reclassified to conform with the March 31, 2000 presentation.

Note 2 -- Development Stage Enterprise

From inception (February 10, 1987) through March 31, 2000, the Company has generated only modest operating revenues and has incurred losses aggregating $38,401,000. Successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities and achieving a level of revenues adequate to support the Company's cost structure. There can be no assurance that the Company will be successful in these areas.

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a subsidiary of Akzo Nobel (Note 4). The agreement will enable Organon to develop or commercialize the Company's Ampakine(R) technology for the treatment of schizophrenia and, upon Organon's election, for the treatment of depression. In April 2000, the Company entered into an option agreement with Shire Pharmaceuticals Group, plc ("Shire") under which Shire will evaluate the use of the Company's Ampakine CX516 for the treatment of Attention Deficit Hyperactivity Disorder (Note 5).

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

Note 3 -- Note Payable to Alkermes, Inc.

In connection with the settlement of a license dispute, in October 1995 the Company issued to Alkermes, Inc. a $1,000,000 three-year promissory note accruing interest semi-annually at the federal funds rate. In February 1998, the terms of the note were restructured to include a principal payment of $200,000 upon signing of the new agreement. The balance of the note and accrued interest was payable in October 1999 or upon consummation of a corporate partnership between Cortex and a larger pharmaceutical company, whichever was earlier. With the signing of the license agreement with Organon (Note 4), the note and accrued interest became due and payable.

In July 1999, Alkermes agreed to restructure the terms of the note to include a principal and interest payment of $250,000 and monthly payments of $50,000 from August 1999 through January 2000. The balance of the note and accrued interest was payable on February 28, 2000. In connection with this restructuring agreement, the Company issued to Alkermes a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $1.07 per share. Because the balance of principal and interest was not paid by December 31, 1999, in accordance with the restructured terms, Cortex issued to Alkermes another five-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.76 per share. The Company recorded expense of $106,000 for the estimated fair value of these warrants during the quarter ended December 31, 1999.

As agreed upon earlier, because the note was extended beyond February 28, 2000, the Company issued to Alkermes a final five-year warrant to purchase 50,000 shares of Cortex common stock. Consistent with the other warrants, the related exercise price of $3.02 per share was derived from the fair market value of the Company's common stock for the 30-trading days preceding the date of issuance. Expense of $136,000 for the estimated fair value of this warrant was recorded during the quarter ended March 31, 2000. During the month of March, using the proceeds from the exercise of non-related warrants to purchase shares of Cortex common stock, the Company paid Alkermes the remaining balance of principal and accrued interest. The exercised warrants were previously issued to investors in connection with the Company's June 1997 private placement of Series A preferred stock.

Note 4 -- Research and License Agreement with NV Organon

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

Subsequent to March 31, 2000, the Company achieved its first milestone from the agreement, reflecting Organon's selection of a licensed compound to pursue in Phase I clinical testing. In accordance with the agreement, this event triggered a $2,000,000 payment to Cortex from Organon. Based upon the progress of future clinical development, the Company is entitled to additional milestone payments from Organon.

Subsequent to March 31, 2000, the Company also received a quarterly research support payment of $826,000. This amount is higher than the research support received for some prior quarters, reflecting the increase in the Company's staff dedicated to the collaboration. The increased research staff includes both full-time and temporary employees. The two remaining quarterly research support payments scheduled are expected to average $650,000.

Note 5 -- Option Agreement with Shire Pharmaceuticals Group, plc

In April 2000, the Company entered into an option agreement with Shire Pharmaceuticals Group, plc ("Shire") under which Shire will evaluate the use of the Company's Ampakine CX516 for the treatment of Attention Deficit Hyperactivity Disorder ("ADHD"). Under the terms of the agreement, Shire will undertake a double-blind, placebo-controlled evaluation of CX516 in ADHD patients. In exchange for the option, Cortex received $1,000,000 and issued 254,353 shares of common stock to Shire. In addition, Shire will purchase study drug from Cortex and be responsible for all costs associated with the clinical trial.

If the study proves effective, Shire has the right to convert its option into an exclusive worldwide license for the Ampakines for ADHD under a development and licensing agreement. Should Shire elect to execute this agreement, Shire will bear all future developmental costs. Cortex would receive an upfront fee, milestone payments based on successful clinical and commercial development, research support for additional Ampakines and royalties on sales.

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

Results of Operations

From inception (February 10, 1987) through March 31, 2000, the Company's revenue has consisted of (i) $9,327,000 of license fees and research and development funding, (ii) net interest income aggregating $1,680,000, and (iii) $327,000 of grant revenue.

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

Subsequent to March 31, 2000, the Company achieved its first milestone from the agreement, reflecting Organon's selection of a licensed compound to pursue in Phase I clinical testing. This event triggered a $2,000,000 payment to Cortex from Organon. Based upon the progress of future clinical development, the Company is entitled to receive additional milestone payments from the agreement.

Subsequent to March 31, 2000, the Company also received a quarterly research support payment of $826,000 from Organon. This amount exceeds the payments received for some earlier quarters, reflecting the increase in the Company's staff dedicated to the alliance. The two remaining quarterly research support payments are expected to average $650,000.

In April 2000, the Company entered into an option agreement with Shire Pharmaceuticals Group, plc ("Shire") under which Shire will evaluate the use of Cortex's Ampakine CX516 for the treatment of Attention Deficit Hyperactivity Disorder ("ADHD"). Under the terms of the agreement, Shire will undertake a clinical evaluation of CX516 in ADHD patients. In exchange for the option, the Company received $1,000,000 and issued 254,353 shares of Cortex common stock to Shire.

If the study proves effective, Shire has the right to convert its option into an exclusive worldwide license for the Ampakines for ADHD under a development and licensing agreement. Should Shire elect to execute this agreement, Shire will bear all future developmental costs. Cortex would receive an upfront fee, milestone payments based on successful clinical and commercial development, research support for additional Ampakines and royalties on sales.

From inception (February 10, 1987) through March 31, 2000, the Company has sustained losses aggregating $38,401,000. Due to projected fluctuations in funding, continuing losses are possible over the next several years, as the Company's ongoing operating expenses will only be offset, if at all, by research support payments and possible milestone payments from its research collaboration with Organon, by possible payments on exercise of its option agreement with Shire, or under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon and Shire agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company's operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will require successful commercial development of its products by Organon, Shire or its other prospective partners to attain sustained profitable operations from royalties or other product-based revenues.

The net loss for the three-month period ended March 31, 2000 of $658,000 compares with net income of $979,000 for the corresponding prior year period, with the upfront payment from the license and research collaboration with Organon (Note 4) responsible for the difference. The net loss for the nine-month period ended March 31, 2000 was $1,372,000 compared to a net loss of $1,153,000 for the corresponding prior year. Most of this variance represents the expense recorded for the estimated fair value of warrants issued as part of a note payable restructuring (Note 3).

Research and development expenses decreased from $1,066,000 to $989,000, or by 7%, during the three-month period ended March 31, 2000 compared to the corresponding prior year period because of a decrease in technology license payments. During the nine-month period ended March 31, 2000, research and development expenses increased from $2,525,000 to $2,655,000, or by 5% compared to the corresponding prior year period. The increase reflects the expense for additional scientific employees hired in response to the Organon research collaboration.

For the three-month period ended March 31, 2000, general and administrative expenses increased from $417,000 to $515,000, or by 24% compared to the corresponding prior year period. During the nine-month period ended March 31, 2000, general and administrative expenses increased from $1,094,000 to $1,374,000, or by 26% compared to the corresponding prior year period. The increases primarily include the expense for the estimated fair value of warrants issued to Alkermes as part of a restructured agreement. The increases also reflect the addition of a business development consultant and increased travel related to corporate partnering activities.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Liquidity and Capital Resources; Plan of Operation

From inception (February 10, 1987) through March 31, 2000, Cortex has funded its organizational and research and development activities primarily from the issuance of equity securities, with net proceeds aggregating $36,696,000. An additional $3,600,000 in research and license payments was received from Alkermes, Inc. ("Alkermes") in 1992 and 1993 in connection with a development and license agreement. Net interest income from inception through March 31, 2000 was $1,680,000.

Research and licensing payments received in connection with the agreement with Organon (Note 4) totaled $5,767,500 through March 31, 2000. The agreement includes an upfront payment of $2,000,000 and research support payments of up to $3,000,000 per year for two years (subject to Cortex providing agreed-upon levels of research), milestone payments based on clinical development of the licensed technology and royalties on worldwide sales. Subsequent to March 31, 2000, the Company received quarterly research support of $826,000 related to its agreement with Organon. Subsequent to March 31, 2000, the Company also achieved its first milestone from the agreement, which triggered a $2,000,000 payment to Cortex from Organon.

As of March 31, 2000, the Company had cash and cash equivalents totaling $617,000 and a working capital deficit of $108,000. In comparison, as of June 30, 1999, the Company had cash and cash equivalents of $909,000 and a working capital deficit of $742,000. The decrease in cash and cash equivalents represents amounts required to fund operating losses. Along with the decrease in cash and cash equivalents, the decrease in the working capital deficit reflects the payment of the note and accrued interest due to Alkermes.

The Company leases approximately 30,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2004. The commitments under the lease agreement for the years ending June 30, 2000, 2001, 2002, 2003 and 2004 total $255,000, $310,000, $353,000, $368,000 and
$356,000, respectively. From inception (February 10, 1987) through March 31, 2000, expenditures for furniture, equipment and leasehold improvements aggregated $2,234,000.

In connection with the settlement in October 1995 of a license dispute with Alkermes, the Company issued to Alkermes a $1,000,000 three-year promissory note. In February 1998, the terms of the note were restructured to include a principal payment of $200,000 upon signing of the restructuring agreement. The balance of the note and accrued interest was payable in October 1999 or upon the consummation of a corporate partnership between Cortex and a larger pharmaceutical company, whichever was earlier. With the signing of the license agreement with Organon, the note and accrued interest became due and payable. In July 1999, the terms of the note were restructured to include a principal and interest payment of $250,000 and monthly payments of $50,000 from August 1999 through January 2000. The balance of the note and accrued interest was payable on or before February 28, 2000.

With the proceeds from the exercise of non-related warrants to purchase shares of Cortex common stock, during the month of March, the Company paid Alkermes the remaining balance of principal and interest. The warrants exercised were previously issued in connection with the Company's private placement of Series A preferred stock in June 1997.

Because Cortex extended the due date of the Alkermes note, the Company issued to Alkermes a five-year warrant to purchase 50,000 shares of Cortex common stock. The exercise price for the warrant of $3.02 per share was derived from the fair market value of the stock for the 30-trading days preceding the date of issuance.

As of March 31, 2000, Cortex had 27,500 outstanding shares of 9% cumulative convertible preferred stock, which accrue cumulative semi-annual dividends at an annual rate of $0.09 per share. To conserve capital for operations, the Company has elected not to distribute the dividends that have accrued from June 1990. Accrued and unpaid dividends as of March 31, 2000 were $24,750.

Over the next twelve months the Company is committed to $625,000 of funding for sponsored research in academic laboratories. Remaining commitments for current Phase I/IIa clinical studies on the Company's Ampakine compounds are not significant.

As of March 31, 2000, Cortex had a total of 22 full-time research and administrative employees. Neither significant increases to staffing nor significant investments in plant or equipment are planned for the upcoming year.

Cortex anticipates that its existing cash and cash equivalents (including the option fee received from Shire) and the milestone and expected research support payments from Organon will be sufficient to satisfy its capital requirements for at least the next twelve months. Additional funds will be required to continue operations beyond that time.

In order to provide for both its immediate and longer-term spending requirements, the Company is presently seeking additional collaborative or other arrangements with larger pharmaceutical companies. Under these agreements, it is intended that such companies would provide capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products that the Company is developing. Competition for such arrangements is intense, however, with a large number of biopharmaceutical companies attempting to secure alliances with more established pharmaceutical companies. Although the Company is engaged in discussions with candidate companies, there is no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company's short and longer-term funding requirements.

Because there is no assurance that the Company will secure additional corporate partnerships, the Company may raise additional capital through the sale of debt or equity securities. There is no assurance that funds will be available on favorable terms, or at all. If equity securities are issued to raise additional funds, dilution to existing shareholders is likely to result.

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

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
     (c) Recent Sales of Unregistered Securities

1. In February 2000, the Company issued to Alkermes, Inc., in connection with the extension of an obligation of the Company to Alkermes, a warrant to purchase 50,000 shares of the Company's Common Stock. The warrant has an exercise price of $3.02 and a five-year term.
2. Between February 2000 and March 2000, the Company issued an aggregate of 488,000 shares of its Common Stock to five accredited investors on exercise of privately placed warrants issued in June 1997. The aggregate proceeds from such exercises was $1,502,000.

The securities issued in the foregoing transactions were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemptions provided under Section 4(2) of the Act.

Item 3.  Defaults upon Senior Securities

In order to conserve capital for operations, the Board of Directors of the Company elected not to distribute the semi-annual dividends that have accrued from June 15, 1990 on the Company's 9% cumulative convertible preferred stock. As of March 31, 2000, accrued and unpaid dividends on the 9% cumulative convertible preferred stock were $24,750.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit
         Number    Description
        ------------------------------------------------------------------------

        10.66      Option Agreement between the Company and Shire
                   Pharmaceuticals Group, plc dated April 19, 2000. (Portions of this Exhibit were omitted and filed separately with the
                   Secretary of the Commission pursuant to the Company's
                   application requesting confidential treatment under Rule 24b-
                   2 of the Securities Act of 1934.)
          27       Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORTEX PHARMACEUTICALS, INC.



  May 12, 2000              By: /s/ Maria S. Messinger
                               -------------------------------------------
                               Maria S. Messinger
                               Vice President and Chief Financial Officer;
                               Corporate Secretary
                               (Chief Accounting Officer)