Form 10KSB40
period 2000-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2000-10-13
CIK 849636

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------

                                  FORM 10-KSB

    X     Annual Report pursuant to Section 13 or 15(d) of the Securities
   ---
          Exchange Act of 1934
          For the fiscal year ended June 30, 2000
                                    -------------

                                      OR

   ___ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from _____________ to ____________

                        Commission file number 0-17951

                         Cortex Pharmaceuticals, Inc.
                (Name of small business issuer in its charter)

                Delaware                                 33-0303583
     (State or other jurisdiction             (I.R.S. Employer Identification
  of incorporation or organization)                        Number)

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

                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days. YES  X
                                                                           ---
NO ___

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                              ---

Revenues for the issuer's most recent fiscal year were $5,508,000. The aggregate market value of the voting stock held by non-affiliates as of September 6, 2000 was $66,121,550 (based on the last sale price of the common stock as reported by the Over-the-Counter Bulletin Board).

As of September 25, 2000, there were 16,582,758 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES ___  NO  X
                                                                       ---

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III: Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on December 12, 2000.

                               TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
PART I

 Item 1.  Description of Business.............................................       3

 Item 2.  Description of Property.............................................      17

 Item 3.  Legal Proceedings...................................................      18

 Item 4.  Submission of Matters to a Vote of Security Holders.................      18

PART II

 Item 5.  Market for Common Equity and Related Stockholder Matters............      18

 Item 6.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................      20

 Item 7.  Financial Statements................................................      23

 Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.............................      23

PART III

 Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act..................      24

 Item 10. Executive Compensation..............................................      24

 Item 11. Security Ownership of Certain Beneficial Owners
           and Management.....................................................      24

 Item 12. Certain Relationships and Related Transactions......................      24

 Item 13. Exhibits and Reports on Form 8-K....................................      25

Signatures....................................................................     S-1

Financial Statements..........................................................     F-1

Exhibit Index and Exhibits....................(Attached to this Report on Form 10-KSB)

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

PART I

Item 1.   Description of Business

     Cortex Pharmaceuticals, Inc. ("Cortex" or the "Company") was organized in 1987 to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurodegenerative diseases and other neurological and psychiatric disorders. Since 1993, the primary effort at Cortex has been centered on developing products that affect the AMPA-type glutamate receptor, a complex of proteins that is involved in most "excitatory" communication between nerve cells in the human brain. Cortex is developing a family of chemical compounds, known as Ampakines, that enhance the activity of this receptor. Cortex believes that Ampakines hold promise for correcting deficits brought on by a variety of diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter.

     The Ampakine program addresses large potential markets. The Company's commercial development plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of many of its proposed products. The Company may retain the right to eventually market or co-promote Ampakines for selected indications in the United States. If the Company is successful in the pursuit of this partnering strategy, it may be in a position to contain its costs over the next few years, to maintain its focus on the research and early development of novel pharmaceuticals (where it believes that it has the ability to compete) and eventually to participate more fully in the commercial development of its proposed products in the United States.

     In January 1999, the Company entered a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a subsidiary of Akzo Nobel (The Netherlands). The agreement will enable Organon to develop and commercialize the Company's Ampakine technology for the treatment of schizophrenia and, upon Organon's election, for the treatment of depression. In April 2000, the Company entered into an option agreement with Shire Pharmaceuticals, plc ("Shire") under which Shire will evaluate the use of the Company's Ampakine CX516 for the treatment of Attention Deficit Hyperactivity Disorder ("ADHD"). In October 2000, the Company entered into a research collaboration and license agreement with Les Laboratoires Servier ("Servier"). The agreement will allow

Servier to develop and commercialize the Company's Ampakine technology as a treatment for memory impairment associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer's disease, Mild Cognitive Impairment, sexual dysfunction, multiple sclerosis and Lou Gehrig's disease.

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

In the fiscal years ended June 30, 2000 and 1999, the Company's expenditures on research and development were $3,896,627 and $3,379,732, respectively, with the increase attributable to expenses related to the alliance with Organon.

AMPA Receptor Program

     In June 1993, Cortex licensed a new class of compounds -- the Ampakines -- from the University of California. Cortex has subsequently been working to develop and patent new Ampakine molecules and to demonstrate efficacy and safety in a number of potential indications. Ampakines facilitate the activity of the AMPA receptor, which binds the neurotransmitter glutamate. The Ampakines interact in a highly specific manner with the AMPA receptor in the brain, lowering the amount of neurotransmitter required to generate a response, and increasing the magnitude of the response to any given amount of glutamate. It is hoped that this selective amplification of the normal glutamate signal will eventually find utility in the treatment of neurological diseases and disorders characterized by depressed functioning of brain pathways that utilize glutamate as a neurotransmitter.

     It is well known that synaptic connections, including those that utilize glutamate, decline with age. Thus, disorders such as mild cognitive impairment associated with aging may be amenable to treatment with Ampakines. Two prominent diseases that may benefit from AMPA receptor-directed therapeutics are Alzheimer's disease and schizophrenia. A recently completed study with Ampakines in patients with schizophrenia indicated improvement in a number of symptoms also common to patients with ADHD. Additionally, the Company and its collaborators have obtained encouraging preliminary results in animal models of depression, sexual dysfunction and depressed endocrine function.

Deficits of Memory and Cognition -- Mild Cognitive Impairment and Alzheimer's Disease

     Impairment of memory and cognition is a serious health care problem that is growing as the elderly population continues to increase. While not fatal (except when associated with diseases such as Alzheimer's disease), the incidence and prevalence of cognitive deficits increase inexorably with age. Many elderly individuals are confined to nursing homes because of psychological disorientation and functional difficulties. Pharmaceuticals to alleviate deficits in memory and cognition could potentially enable these elderly individuals to remain independent longer. Cognitive deficit is also associated with a number of other neurodegenerative diseases, including multiple sclerosis, Amyotrophic Lateral Sclerosis and Huntington disease.

     Although disease and physiological malfunctions are thought to be the fundamental cause of severe mental decline, age itself is a contributory factor, with the human brain losing about 10% of its weight over a normal life span. In the cerebral cortex, a great deal of the communication between neurons is mediated by receptors for the neurotransmitter glutamate, including a subtype known as the AMPA receptor. AMPA receptors and synapses decline in number with aging, on average by 25-30% between the ages of 25 and 65, making it more difficult for information to pass through and between areas of the cerebral cortex. Therefore a potential corrective approach to alleviate age-related cognitive deficits is to enhance the activity of the remaining functional AMPA receptors. Ampakines amplify glutamate currents and have been shown to alleviate memory deficits in experiments in both elderly animals and humans.

     Patients with mild cognitive impairment ("MCI") represent the earliest clinically-defined group with memory impairment beyond that expected for normal individuals of the same age and education, but such patients do not meet the clinical criteria for Alzheimer's disease. It is estimated that each year, approximately 15% to 20% of patients with MCI will progress to Alzheimer's disease.

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

     In June 2000, Cortex received $247,300 from the Institute for the Study of Aging (the "Institute"), a non-profit foundation based in New York City dedicated to the improvement in quality of life for the elderly. The funds will support a study of Ampakines for effects in psychometric tests of memory and cognition in elderly patients with MCI. Data from this study may support the concept of AMPA modulation as a treatment for MCI, and would justify additional, larger trials. In the event that Cortex enters an Ampakine into Phase III clinical studies as a treatment for Alzheimer's disease, Cortex has agreed to repay the funds to the Institute to allow them to assist other biotechnology companies.

     In October 2000, the Company entered into a research collaboration and exclusive license agreement with Servier. The agreements will enable Servier to develop and commercialize Cortex's proprietary Ampakine technology for the treatment of declines in cognitive performance associated with aging and of neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer's disease, Mild Cognitive Impairment, sexual dysfunction, multiple sclerosis and Lou Gehrig's disease. The territory covered by the exclusive license excludes North America, allowing Cortex to retain commercialization rights in its domestic market. The territory covered by the agreement also excludes South America (except Argentina, Brazil and Venezuela), Australia and New Zealand. The agreement includes an up-front payment by Servier of $5,000,000, research support payments of up to $2,025,000 per year for three years and milestone payments, plus royalty payments on sales in licensed territories.

     While the clinical testing of Ampakines initiated by Cortex provided preliminary indications of desired effects on memory and cognition, psychological testing of patients with Alzheimer's disease is subject to a high level of variability. Full-scale Phase II studies designed to achieve significance on broad psychological scales will require larger numbers of patients. Cortex intends that further clinical studies of Ampakines as a treatment for Alzheimer's disease will be conducted in collaboration with its corporate partner, Servier.

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

     In January 1999, the Company entered into an exclusive worldwide license agreement with Organon. The agreement will enable Organon to develop and commercialize Cortex's proprietary Ampakine technology for the treatment of schizophrenia and to explore it in the area of depression. The agreement includes an upfront payment of $2,000,000, research and development payments of up to $3,000,000 per year for two years, and milestone payments, plus royalty payments on worldwide sales. The Company believes that the agreement with Organon will provide an accelerated program to bring the Ampakines to market for schizophrenia and possibly depression, if proven safe and effective in clinical trials.

     Shortly thereafter, in April 1999 the Company reported preliminary results from a study with CX516 in patients with schizophrenia being treated with clozapine. This Phase I/IIa clinical trial, conducted at Massachusetts General Hospital, was designed primarily as a safety study. Extensive clinical and psychological testing was also included in an attempt to obtain a preliminary indication that CX516 may effect the psychological parameters that likely contribute to symptoms of the disease, particularly the cognitive symptoms that have thus far been resistant to treatment. Preliminary results indicate that CX516 is reasonably safe in combination with clozapine and improves performance on a number of tests of verbal learning, memory, problem solving and distractability. Interestingly, the improvements noted in CX516-treated patients appeared to persist for a period of time after cessation of treatment.

     Further clinical testing of the Ampakines in patients with schizophrenia will be conducted by the Company's corporate partner, Organon. Data obtained from the testing performed at Massachusetts General Hospital should be very helpful in the design of such trials. In May 2000, Cortex achieved its first milestone under the agreement when Organon selected a licensed compound to pursue in Phase I clinical testing, triggering a $2,000,000 payment to Cortex. Based upon the progress and results of the Phase I trials, an additional milestone payment from the agreement may occur during fiscal 2001.

Attention Deficit Hyperactivity Disorder

     Attention Deficit Hyperactivity Disorder is the most commonly diagnosed disorder of children. The National Institute of Mental Health estimates that ADHD affects three to five percent of school-age children, with about one child in every classroom in the United States in need of help for this disorder. Additional national public school spending on behalf of students with ADHD may have exceeded $3 billion in 1995.

     Symptoms of ADHD include an inability to sustain attention and concentration, developmentally inappropriate levels of activity, distractability and impulsivity. Children with the disorder may have functional impairment across multiple settings including home, school and peer relationships. ADHD has also been linked to long-term adverse effects on academic performance, vocational success and social and emotional development. These effects not only impact the individual patients, but also their families, schools and communities. For many, the symptoms and impact of the disorder extend into adulthood.

     Psychostimulants, including amphetamine, methylphenidate and pemoline, represent the most widely researched and commonly prescribed treatments for the disorder. One theory suggests that ADHD relates to difficulties in inhibiting responses to internal and external stimuli. Evidence suggests that those areas of the brain thought to be involved in planning, foresight, and consideration of alternative responses may be under-stimulated in patients with ADHD. Stimulant medication may work on these areas of the brain to increase neural activity to more normal levels.

     Because psychostimulants are more readily available and more frequently prescribed, concerns over their potential overuse and abuse have intensified. Given the lack of consistent improvement beyond the disorder's core symptoms and the deficit of long-term studies, the need remains for additional testing with medications and behavioral treatments.

     In April 1999, the Company reported preliminary results from a study with CX516 in patients with schizophrenia being treated with clozapine. The results noted in CX516-treated patients included improved performance on several tests of memory, problem solving and distractability, as well as a clinical improvement in attention -- symptoms that are also common to patients with ADHD. Based upon these results, the Company believes that Ampakines may represent a novel, non-controlled (not regulated by the Drug Enforcement Agency) approach for treating ADHD patients.

     In April 2000, the Company entered into an option agreement with Shire Pharmaceuticals, plc ("Shire") under which Shire will evaluate the use of Cortex's Ampakine CX516 for the treatment of ADHD. Under the terms of the agreement, Shire will undertake a double-blind, placebo-controlled evaluation of CX516 in ADHD patients. In exchange for the option, Cortex received $130,000 and issued 254,353 shares of common stock to Shire for $870,000. In addition, Shire will purchase study drug from Cortex and be responsible for all costs associated with the trial.

     If the study proves effective, Shire has the right to convert its option into an exclusive worldwide license for the Ampakines for ADHD under a development and licensing agreement. Should Shire elect to execute this agreement, Shire will bear all future developmental costs. Cortex would receive a license fee, milestone payments based on successful clinical and commercial development, research support for additional Ampakines and royalties on sales.


Calpain Inhibitor Program

     Calpain is a protease, a protein that digests other proteins. It is involved in a variety of biological processes throughout the body and has been implicated in the pathology of several diseases and disorders.

     The Company's first target for calpain inhibitor therapeutics was brain damage following stroke. A stroke is a vascular event causing localized damage to the brain. There are two general categories of stroke: ischemic stroke, which is due to a blockage of blood flow, and hemorrhagic stroke, which involves a blood vessel bursting in the brain. In either case, the insult to the brain is often immediately life threatening, and initiates a cascade of molecular events that may lead to permanent brain damage.

     In 1990 and 1991, Cortex established laboratory models of ischemia and used them to identify a range of calpain inhibitor compounds that appeared to have the potential to block brain damage due to stroke and other ischemic events. In January 1992, Cortex entered into a Development and License Agreement, amended in October 1992, (the "Alkermes Agreement") with Alkermes, Inc. ("Alkermes"). Cortex granted to Alkermes an exclusive worldwide license, with a right to sublicense, to commercialize the Company's calpain inhibitor technology for the prevention or treatment of acute and chronic neurodegenerative diseases and disorders of the nervous system.

     In November 1993, Alkermes filed an action in U.S. District Court in Massachusetts alleging that the Company had breached the Alkermes Agreement by developing calpain inhibitors for cerebral vasospasm. In October 1995, the Company and Alkermes agreed to a settlement of the dispute.

     Alkermes agreed to dismiss its action against Cortex and to relinquish all rights previously granted them by the Company, as well as rights to related technologies developed by Alkermes. In connection with the settlement, the Company issued to Alkermes a $1,000,000 non-transferable, three-year promissory note accruing interest semi-annually at the federal funds rate. The Company also committed to pay Alkermes a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations. Subsequently, the terms of the note were restructured several times, with Cortex issuing warrants to Alkermes as a condition for such restructurings. During the month of March 2000, using the proceeds from the exercise of non-related warrants to purchase shares of Cortex common stock, the Company paid Alkermes the remaining balance of principal and accrued interest.

     Cortex has subsequently shifted more of its resources from its calpain inhibitor program to its Ampakine technology platform. As part of the Company's emphasis on its Ampakine program, Cortex canceled its licensing agreement with Georgia Tech Research Corporation related to the Company's calpain inhibitor technology during the year ended June 30, 1999.

Manufacturing

     Cortex has no experience in manufacturing pharmaceutical products and relies, and presently intends to rely, on the manufacturing and quality control expertise of contract manufacturing organizations or prospective corporate partners. There is no assurance that the Company will be able to enter arrangements for manufacturing of its proposed products on favorable terms. However, generally there is an excess of manufacturing capacity and the Ampakines do not have any particularly unique manufacturing characteristics.

Marketing

     The Company has no experience in the marketing of pharmaceutical products and does not anticipate having the resources to distribute and broadly market any products that it may develop. The Company will therefore continue to seek commercial development arrangements with other pharmaceutical companies for its proposed products. In entering into such arrangements, the Company may seek to retain the right to promote or co-promote products for certain indications in North America. The Company's worldwide licensing agreements with Organon and potential agreement with Shire (see Notes 5 and 6 of Notes to Financial Statements) do not provide Cortex with co-promotional rights. There is no assurance that the Company will be able to enter into marketing arrangements in connection with its other licensing activities, or that marketing rights will lead to greater revenues for the Company.

Technology Rights and Collaborative Agreements

AMPA Receptor Modulating Compounds

     In 1993, Cortex entered into an agreement with the Regents of the University of California, under which Cortex secured exclusive commercial rights to AMPA receptor modulating technology and compounds (Ampakines) for the treatment of deficits of memory and cognition. The agreement was subsequently amended to include additional indications. The Company paid an initial license fee and is obligated to make additional payments, including license maintenance fees and patent expense reimbursements creditable against future royalties, over the course of initiating and conducting human clinical testing and obtaining regulatory approvals. When and if sales of licensed products commence, the Company will pay royalties on net sales.

Patents and Proprietary Rights

     The Company is aggressively pursuing patent protection of its technologies. Cortex owns or has exclusive rights (within its areas of product development) to approximately 15 issued or allowed U.S. patents and a number of additional U.S. patent applications and their international counterparts.

     In April 1999, Cortex received a patent that covers the Company's Ampakines -- as well as compounds made by others -- for the treatment of memory and cognition. It allows Cortex and its licensees to exclude others in the United States from making and selling AMPA-receptor modulating compounds for the treatment of memory or dementia, including Alzheimer's disease. The Company believes that the coverage also extends to psychiatric conditions with cognitive disturbances including depression, obsessive compulsive disorder, attention deficit disorder, and phobic disorders. In June 2000, Cortex received a notice of allowance for a similar patent filed in Mexico. In 1998, Cortex received a United States patent that contained a broad claim for any AMPA-modulating compound to treat schizophrenia. Other recently allowed or issued patents include claims for enhancing neurotrophic factor expression, which may restore the size and function or aged neurons, and claims for the use of AMPA receptor modulating compounds, regardless of structure, to treat sexual dysfunction.

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

Government Regulation

     In order to test, produce and market human therapeutic products in the United States, mandatory procedures and safety standards established by the Food and Drug Administration ("FDA") must be satisfied. Obtaining FDA approval is a costly and time-consuming process. Cortex has initiated Phase I (safety) testing in Europe. In the U.S., the Company has conducted or is now conducting Phase I/IIa studies with CX516 in patients with schizophrenia and Alzheimer's disease. Clinical trials in the U.S. were and are performed under Notices of Claimed Investigational Exemption for a New Drug ("IND") filed with the FDA by the Company's clinical collaborators. Cortex is currently preparing to file an IND for CX516 in the name of the Company. It is the Company's intent that Organon, Shire, Servier or other pharmaceutical company partner or partners that the Company is seeking, will pursue other required regulatory approvals to conduct further clinical testing.

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

     Cortex does not have the financial and other resources to conduct the clinical testing and other procedures required to obtain approval to market its products. Accordingly, the Company will be dependent upon entering into partnerships or other collaborative arrangements with third parties with the required resources to obtain the needed approvals. Along with its licensing agreements with Organon and Servier and its option agreement with Shire, Cortex intends to enter into license or other arrangements with other pharmaceutical companies under which those companies would conduct the required clinical trials and seek FDA approval for most or all of its proposed products. There is no assurance that Cortex will be able to enter into such arrangements on favorable terms, or at all, or that such arrangements will ultimately result in obtaining the necessary governmental approvals.

Competition

     The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including both major pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to those of Cortex. A large number of drugs intended for the treatment of Alzheimer's disease, schizophrenia, depression, ADHD and other neurological and psychiatric diseases and disorders are on the market or in the later stages of clinical testing. For example, approximately 15 drugs are in development in the U.S. for schizophrenia. In addition, over 25 drugs are under clinical investigation in the U.S. for the treatment of Alzheimer's disease. The Company's competitors have substantially greater financial and other resources and larger research and development staffs. Larger pharmaceutical company competitors also have significant experience in preclinical testing, human clinical trials and regulatory approval procedures.

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

Employees

     As of June 30, 2000, Cortex had 23 full-time employees and had engaged one part-time M.D.-level and two part-time Ph.D.-level scientific consultants. Of the 23 full-time employees, 18 are engaged in research and development and five are engaged in management and administrative support. The Company also sponsors a substantial amount of research in academic laboratories, primarily at UCI.

Risk Factors

     In addition to the other matters set forth in this Report, the Company's continuing operations and the price of the Company's Common Stock are subject to the following risks:

Need for Additional Funds

     Without further injections of capital, we anticipate that we have sufficient funds to maintain our operations through fiscal year 2002. We will require additional funds to continue our operations beyond that time. We cannot say with any amount of certainty that we will be able to obtain the additional needed funds on reasonable terms, or at all. If we decide to raise additional funds by issuing more of our securities, stockholders at the time of issuance will experience a dilution to the value of their securities.

     Should Shire elect to exercise its option to license the Ampakine technology for the treatment of ADHD, the negotiated agreement includes an up-front fee, research support payments, milestone payments and royalties on sales. Additional funds may result from milestone payments related to the Company's agreement with Organon and Servier. There is no assurance that Shire will exercise its license option or that Cortex will receive milestone payments from Organon or Servier within the desired time frame, or at all.


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

Reliance on Organon and Servier

     We are dependent on future payments from Organon and Servier to continue the development and commercialization of our Ampakine technology. Under the agreement with Organon that we entered into in January 1999, we share the research efforts. Organon has primary responsibility for developing and commercializing Ampakines for use in the treatment of schizophrenia, with an option to extend the rights to the treatment of depression. The agreement provides an up-front payment by Organon of $2,000,000 and research support payments of up to $3,000,000 per year for two years (subject to us providing agreed-upon levels of research). The agreement also includes milestone payments, plus royalty payments on a worldwide basis. Cortex achieved the first milestone from the agreement in May 2000, which triggered a $2,000,000 payment to Cortex from Organon. Under the terms of the agreement, Organon has the right at any time to terminate the agreement upon four months' prior notice. In addition, Organon has the right to terminate the research and development related to the agreement upon 30 days' prior notice in the event that we materially breach the agreement and do not cure the breach within 60 days of receipt of a notice of breach from Organon. If Organon were to discontinue its financial support, we might not be able to continue the development of our Ampakine technology as a potential treatment for patients with schizophrenia.

     Under the agreement with Servier that we entered into in October 2000, we share the research efforts. Servier has primary responsibility for developing and commercializing Ampakines for use in the treatment of memory impairment associated with aging, and of neurodegenerative diseases such as Alzheimer's disease. The agreement includes an up-front payment of $5,000,000 and research support payments of up to $2,025,000 per year for three years (subject to us providing agreed-upon levels of research). The agreement also includes milestone payments, plus royalty payments on sales in licensed territories. Under the terms of the agreement, Servier has the right to terminate the agreement in the case of a merger or acquisition involving Cortex and a third party. Servier also has the right to terminate the agreement upon six months' prior notice at any time after the research phase of the collaboration. The agreement defines the research phase as a minimum of three years. In addition, Servier has the right to terminate the research and development related to the agreement in the event that we materially breach the agreement. If Servier were to discontinue its financial support, we might not be able to continue the development of our Ampakine technology for the applications licensed to Servier and our financial condition could be seriously impaired. See "Description of Business;" "Management's Discussion and Analysis of Financial Condition and Results of Operations."

History of Losses

     Since our formation on February 10, 1987 through June 30, 2000, we have generated only modest operating revenues and we have incurred net losses aggregating $37,226,000. As of June 30, 2000, we had an accumulated deficit of $39,258,000. We will require substantial additional funds to advance our research and development programs, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business."

Dependence on Strategic Alliances and Third Parties for Clinical Testing, Manufacturing and Marketing

     We do not have the resources, and do not presently intend, to conduct later-stage human clinical trials or to manufacture our proposed products. Therefore, in addition to our agreements with Organon, Shire and Servier, we are seeking other pharmaceutical company partners to conduct such activities for most or all of our proposed products. In connection with our efforts to secure corporate partners, we will seek to retain certain co-promotional rights to our proposed products. These co-promotional rights will allow us to market our products to selected medical specialists while our corporate partner markets our products to the general medical market. We cannot assure you that we will be able to enter into any partnering arrangements on this or any other basis. In addition, we cannot assure you that we, Organon, Shire, Servier or our prospective corporate partners, can successfully introduce our proposed products. We also face the risks that our products will be rejected by patients, health care providers or insurance companies, or that our products cannot be manufactured and marketed at prices that would permit us to operate profitably. See "Description of Business."

Technological Uncertainty; Early Stage of Product Development; No Assurance of Regulatory Approvals

     We cannot assure you that our research and development activities will enable us to produce any products able to withstand competition. Our development of each product is subject to the risks of failure commonly experienced in the development of products based upon innovative technologies and the expense and difficulty of obtaining approvals from regulatory agencies. All of our proposed products are in the preclinical or early clinical stage of development and will require significant additional funding for research, development and clinical testing before we are able to submit them to any of the regulatory agencies for clearances for commercial use. We cannot assure you that we will be able to license any technologies or proposed products, other than those licensed to Organon or Servier. We cannot assure you that we will be able to complete successfully any of our research and development activities. Even if we do complete them, we cannot assure you that we will be able to market successfully any of the products or that we will be able to obtain the necessary regulatory approvals or that customers will like our products. We also face the risk that any or all of our products will not work as intended or that they will be toxic, or that, even if they do work and are safe, that our products will be uneconomical to manufacture and market on a large scale. We also face the risk that the rights of other persons or entities will stop us from marketing any of our products or that other persons or entities might develop and market a superior or equivalent product. Due to the extended testing and regulatory review process required before we can obtain marketing clearance, we do not expect to be able to commercialize any therapeutic drug for at least five years, either directly or through our corporate partners or licensees. See "Description of Business."

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

Shares Eligible for Future Sale; Dilution

     If all outstanding warrants and options are exercised prior to their expiration, approximately 2.6 million additional shares of Common Stock could become freely tradable without restriction. A total of 7,346 shares of Common Stock are issuable upon conversion of currently outstanding 9% Preferred Stock and Series B Preferred Stock. On issuance such shares will be freely tradable. Sales of substantial amounts of Common Stock in the public market could adversely affect the prevailing market price of the Common Stock. See "Market for Common Equity and Related Stockholder Matters" and Note 4 of Notes to Financial Statements.

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

Dependence on Relationships with Consultants and the University of California, Irvine

     We depend upon our relationships with academic consultants, particularly Dr. Gary S. Lynch of the University of California, Irvine ("UCI"). Dr. Lynch plays a role in guiding our research. In addition, we sponsor preclinical research in Dr Lynch's laboratories at UCI that is part of our product development and corporate partnering profile. If our relationship with Dr. Lynch or UCI was disrupted, our AMPA receptor research program could be adversely affected. Our agreements with Dr. Lynch and our other consultants are generally terminable by the consultant on short notice.

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

Dividends

     Since our formation in 1987, we have not paid cash dividends on our Common Stock. We do not anticipate paying any dividends on our Common Stock in the future. Furthermore, the terms of the 9% Preferred Stock do not allow for the payment of cash dividends unless we have paid the accrued and unpaid dividends on the 9% Preferred Stock in full. As of June 30, 2000, accrued and unpaid dividends on the 9% Preferred Stock were $25,988.

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

Item 2.   Description of Property

     The Company leases approximately 32,000 square feet of office, research laboratory and expansion space in Irvine, California under an operating lease that expires May 31, 2004. Current monthly rent on these facilities is approximately $20,000. The Company believes that this facility will be adequate for its research and development activities for at least the next three years.

Item 3.   Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000, through the solicitation of proxies or otherwise.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     The Company's Common Stock (OTC symbol: CORX) is not currently listed on any exchange or on the Nasdaq System, but is reported on the OTC Bulletin Board. Prior to March 17, 1999, the Company's Common Stock was listed on the Nasdaq SmallCap Market. The following table presents quarterly information on the high and low sale prices of the Common Stock for the fiscal years ended June 30, 2000 and 1999.

                                                         High     Low
                                                         ----     ---

  Fiscal Year ended June 30, 2000

  Fourth Quarter.....................................  $ 5-1/16  $2-1/4
  Third Quarter......................................    8-1/8     11/16
  Second Quarter.....................................      7/8     21/32
  First Quarter......................................    1-1/32    19/32

  Fiscal Year ended June 30, 1999

  Fourth Quarter.....................................  $1-27/32  $ 9/32
  Third Quarter......................................   1-15/16    1/4
  Second Quarter.....................................    1-3/8     9/32
  First Quarter......................................    2-1/8       1

     Information for the periods referenced above has been furnished by Nasdaq and the OTC Bulletin Board. The quotations furnished by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     As of June 30, 2000, there were 582 stockholders of record of the Company's Common Stock, and approximately 8,300 beneficial owners. The high and low sale prices for the Company's Common Stock on September 26, 2000, as reported by the OTC Bulletin Board, were $3-1/8 and $2-15/16, respectively.

     The Company has never paid cash dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in the Company's business. The outstanding shares of 9% Preferred Stock bear a fixed dividend of $0.09 per share per annum, which accrues in equal semiannual installments on June 15 and December 15 of each year and which must be paid in full before any dividends can be paid on the common stock. The Company paid the semiannual dividends on the 9% Preferred Stock that accrued in 1989, but elected not to distribute subsequent dividends in order to conserve capital for operations. At June 30, 2000, accrued and unpaid dividends on the 9% Preferred Stock totaled $25,988. The payment of future dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

     During the year ended June 30, 2000, as part of the extension of an obligation of the Company to Alkermes, the Company issued to Alkermes warrants to purchase a total of 200,000 shares of the Company's Common stock. The warrants have a five-year term, and exercise prices ranging from $0.76 to $3.02 per share. Between February and March 2000, Cortex issued an aggregate of 488,000 shares of its Common Stock to five accredited investors on exercise of privately placed warrants originally issued in June 1997. The aggregate proceeds from such exercises were $1,502,000. The securities issued in the foregoing transactions were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemptions provided under Section 4(2) of the Act.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere herein.

Results of Operations

From inception (February 10, 1987) through June 30, 2000, the Company's revenue has consisted of (i) $12,151,000 of license fees and research and development funding, (ii) net interest income aggregating $1,707,000 and (iii) $334,000 of grant revenue.

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a pharmaceutical business unit of Akzo Nobel (The Netherlands). The agreement will allow Organon to develop and commercialize the Company's proprietary Ampakine(R) technology for the treatment of schizophrenia and, upon Organon's election, for the treatment of depression. In connection with the agreement, during the year ended June 30, 1999, the Company received an up-front payment of $2,000,000 and research support of $1,150,000. During the year ended June 30, 2000, the Company received research support of $3,368,000, reimbursement for study drug of $75,000 and a milestone payment of $2,000,000 from its agreement with Organon. The milestone was triggered by Organon's selection of a compound to pursue in Phase I clinical testing.

Subsequent to June 30, 2000, the Company received further research support of $735,000. The agreement includes research support of up to $3,000,000 per research year for two years (subject to Cortex providing agreed-upon levels of research personnel) and milestone payments, plus royalty payments on worldwide sales.

In April 2000, the Company entered into an option agreement with Shire Pharmaceuticals Group, plc ("Shire") under which Shire will evaluate the use of the Company's Ampakine CX516 for the treatment of Attention Deficit Hyperactivity Disorder ("ADHD"). In exchange for the option, Cortex received $130,000 and issued to Shire 254,353 shares of common stock for $870,000. Shire will be responsible for all costs associated with the clinical trial.

If the study proves effective, Shire has the right to convert its option into an exclusive worldwide license for the Ampakines for ADHD under a development and licensing agreement. Should Shire elect to execute this agreement, Shire will bear all future developmental costs. Cortex would receive an up-front fee, milestone payments based upon successful clinical and commercial development, research support for additional Ampakines and royalties on sales.

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier ("Servier"). The agreement will allow Servier to develop and commercialize the Company's Ampakine technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer's disease, Mild Cognitive Impairment, sexual dysfunction, multiple sclerosis and Lou Gehrig's disease. The agreement includes an up-front payment by Servier of $5,000,000 and research support payments of up to $2,025,000 per year for three years (subject to Cortex providing agreed-upon levels of research personnel). The agreement also includes milestone payments, plus royalty payments on sales in licensed territories.

From inception (February 10, 1987) through June 30, 2000, the Company sustained losses aggregating $37,226,000. Due to projected fluctuations in funding, continuing losses are possible over the next several years, as the Company's ongoing operating expenses will only be offset, if at all, by research support payments and possible milestone payments from its research collaborations with Organon and Servier, by possible payments on exercise of its option agreement with Shire, or under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the

Organon, Servier and Shire agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company's operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will require successful commercial development of its products by Organon, Servier, Shire or its other prospective partners to attain sustained profitable operations from royalties or other product-based revenues.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Fiscal Years ended June 30, 2000 and 1999

For the year ended June 30, 2000, the Company's loss from operations was $203,000 compared to a loss from operations of $1,630,000 for the prior year, with the improvement attributable to increased revenues from the research collaboration with Organon.

Research and development expenses increased to $3,897,000, or by 15%, during the year ended June 30, 2000 compared to the prior year. Most of the increase related to additional scientific personnel dedicated to the Organon alliance.

General and administrative expenses were $1,815,000 for the year ended June 30, 2000, increasing 29% from the prior year. Most of the increase represents non-cash charges for the estimated value of warrants issued with a restructured note payable agreement. The increase also includes consulting fees related to business development.

Plan of Operation; Liquidity and Capital Resources

Cortex has funded its organizational and research and development activities to date primarily from the issuance of equity securities, with net proceeds from inception (February 10, 1987) through June 30, 2000 aggregating $38,516,000. An additional $3,600,000 in research and license payments was received from Alkermes in 1992 and 1993 in connection with a development and license agreement with that firm (see Note 7 of Notes to Financial Statements). Net interest income from inception through June 30, 2000 was $1,707,000.

During the year ended June 30, 2000, the Company received $5,443,000 related to its research and licensing agreement with Organon (See Note 5 of Notes to Financial Statements). The amount received includes research support and a $2,000,000 milestone payment triggered by Organon's selection of an Ampakine compound to pursue in Phase I clinical testing. Subsequent to June 30, 2000, the Company received $735,000 of additional research support from Organon, with the final scheduled support payment expected to be $550,000. The agreement includes additional milestone payments based on clinical development of the licensed technology and royalties on worldwide sales.

As of June 30, 2000, the Company had cash, cash equivalents and short-term investments totaling $2,705,000 and working capital of $1,921,000. As of June 30, 1999, the Company had cash, cash equivalents and short-term investments of $909,000 and a working capital deficit of $742,000. The increases reflect the full-year of research support received from Organon and the option fee received from Shire. The improvement in working capital also reflects the payment of the note and accrued interest due to Alkermes.

In connection with the settlement of a license dispute (see Note 7 of Notes to Financial Statements), in October 1995 the Company issued to Alkermes a $1,000,000 three-year promissory note accruing interest semi-annually at the then federal funds rate. The Company also agreed to pay Alkermes a graduated royalty on calpain inhibitor development proceeds, as defined and subject to certain limitations. The terms of the note were subsequently restructured a number of times, with Cortex issuing warrants to Alkermes in exchange for such restructured agreements. With the proceeds from the exercise of warrants to purchase shares of Cortex common stock, during the month of March 2000, the Company paid Alkermes the remaining balance of principal and interest. The warrants exercised were previously issued in connection with the Company's private placement of Series A Preferred Stock in June 1997.

The Company leases approximately 30,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2004. The commitments under the lease agreement for the years ending June 30, 2001, 2002, 2003 and 2004 are $262,000, $274,000, $358,000 and $343,000, respectively.
From inception (February 10, 1987) through June 30, 2000, net expenditures for furniture, equipment and leasehold improvements aggregated $2,249,000.

As of June 30, 2000, Cortex had 27,500 outstanding shares of 9% cumulative convertible preferred stock, which accrue cumulative semi-annual dividends at an annual rate of $0.09 per share. To conserve capital for operations, the Company has elected not to distribute the dividends that have accrued since 1989. Accrued and unpaid dividends as of June 30, 2000 were $25,988.

Over the next twelve months the Company is committed to $496,000 for sponsored research in academic laboratories. Remaining commitments for Phase I/IIa clinical studies on the Company's Ampakine compounds are not significant.

As of June 30, 2000, Cortex had 23 full-time employees. This amount includes an increase in the Company's research staff, in response to the agreement with Organon. Neither significant investments in plant or equipment nor increases to staffing levels are contemplated under current spending plans for the upcoming fiscal year.

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Servier. The agreement will enable Servier to develop and commercialize the Company's Ampakine technology for the treatment of memory impairment associated with aging and neurodegenerative diseases such as Alzheimer's disease. In connection with the agreement, the Company will receive an up-front payment of $5,000,000. The agreement includes research support of up to $2,025,000 per year for three years, milestone payments and royalty payments on sales in licensed territories.

Cortex anticipates that its cash and cash equivalents -- and the scheduled research support payments from its agreements with Organon and Servier -- will be sufficient to satisfy the Company's capital requirements through June 30, 2002. Additional funds will be required to continue operations beyond that time. Should Shire elect to exercise its option to license the Ampakine technology for the treatment of ADHD, the negotiated agreement includes an up-front fee, research support payments, milestone payments and royalties on sales. Cortex may also receive milestone payments from the Organon and Servier agreements. There is no assurance that Shire will exercise its license option or that the Company will receive milestone payments from Organon or Servier within the desired timeframe, or at all. See "Risk Factors -- Need for Additional Capital."

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The sections entitled "Nominees for Director," "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" included in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated herein by reference.

Item 10.  Executive Compensation

The sections entitled "Executive Compensation," "Option Matters," "Employment and Consulting Agreements" and "Director Compensation" included in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The section entitled "Principal Stockholders" included in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

The section entitled "Certain Transactions" included in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders is incorporated herein by reference.

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

  10.64 Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to Exhibit 10.64 of the Company's quarterly report on Form 10-QSB as filed on February 16, 1999. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.)
  10.65 Amendment No. 1 to the Lease Agreement for the Company's facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same number Exhibit to the Company's Annual Report on Form 10-KSB filed September 28, 1999.
  10.66 Option Agreement between the Company and Shire Pharmaceuticals Group, plc dated April 20, 2000, incorporated by reference to Exhibit 10.66 of the Company's quarterly report on Form 10-QSB as filed on May 12, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934.)
    21     Subsidiaries of the Registrant.
   23.1    Consent of Ernst & Young LLP, independent auditors.
    24     Power of Attorney (see page S-1).
   27.1    Financial Data Schedule.
______________

     * Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.

    (b)    Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CORTEX PHARMACEUTICALS, INC.


                         By:  /s/ Vincent F. Simmon, Ph.D.
                              -------------------------------------
                              Vincent F. Simmon, Ph.D.
                              President and Chief Executive Officer

Know all men by these presents, that each person whose signature appears below constitutes and appoints each of Vincent F. Simmon, Ph.D. and Maria S. Messinger, acting singly, as his true and lawful attorney-in-fact and agent, will full power of substitution, and for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                 Title                              Date
          ---------                                 -----                              ----
  /s/ Vincent F. Simmon, Ph.D.             President and Chief                   October 13, 2000
--------------------------------
    Vincent F. Simmon, Ph.D.                Executive Officer, Director
 (Principal Executive Officer)


     /s/ Maria S. Messinger                Vice President, Chief Financial       October 13, 2000
--------------------------------
      Maria S. Messinger                    Officer and Secretary
   (Principal Financial and
      Accounting Officer)


      /s/ Robert F. Allnutt                Chairman of the Board                 October 13, 2000
--------------------------------
        Robert F. Allnutt                   and Director


    /s/ Charles J. Casamento               Director                              October 13, 2000
---------------------------------
      Charles J. Casamento


    /s/ Carl W. Cotman, Ph.D.              Director                              October 13, 2000
---------------------------------
      Carl W. Cotman, Ph.D.


     /s/ Michael G. Grey                   Director                              October 13, 2000
---------------------------------
       Michael G. Grey


 /s/ Davis L. Temple, Jr., Ph.D.           Director                              October 13, 2000
---------------------------------
    Davis L. Temple, Jr., Ph.D.

Index to Financial Statements

                                                                 Page
                                                                ------
     Report of Independent Auditors.............................  F-2

     Balance Sheets -- As of June 30, 2000 and 1999.............  F-3

     Statements of Operations -- For the years ended
      June 30, 2000 and 1999....................................  F-4

     Statements of Stockholders' Equity -- For the period from
      June 30, 1998 through June 30, 2000.......................  F-5

     Statements of Cash Flows -- For the years ended
      June 30, 2000 and 1999....................................  F-6

     Notes to Financial Statements..............................  F-7

     Report of Independent Auditors


     The Stockholders and Board of Directors
     Cortex Pharmaceuticals, Inc.

     We have audited the accompanying balance sheets of Cortex Pharmaceuticals, Inc. (the "Company") as of June 30, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortex Pharmaceuticals, Inc. at June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in United States.

                                                    /s/ Ernst & Young LLP


     San Diego, California
     July 21, 2000,
     except for Note 12, as to
     which the date is
     October 13, 2000

Cortex Pharmaceuticals, Inc.
Balance Sheets

                                                               June 30, 2000     June 30, 1999
   -------------------------------------------------------------------------------------------
   Assets
  Current assets:
    Cash and cash equivalents                                  $  2,704,961      $    909,337
    Restricted cash                                                 247,300                --
    Other current assets                                            103,802            60,977
                                                               ------------      ------------
      Total current assets                                        3,056,063           970,314

  Furniture, equipment and leasehold improvements, net              398,570           531,970
  Other                                                              33,407            46,737
                                                               ------------      ------------
                                                               $  3,488,040      $  1,549,021
                                                               ============      ============

  Liabilities and Stockholders' Equity (Deficit)

  Current liabilities:
    Accounts payable                                           $    469,800      $    523,474
    Accrued dividends                                                25,988            23,513
    Accrued wages, salaries and related expenses                     89,551            67,497
    Unearned revenue                                                302,085            98,584
    Advance for Alzheimer's project                                 247,300                --
    Current portion of note payable to Alkermes, Inc.                    --           999,282
                                                               ------------      ------------
      Total current liabilities                                   1,134,724         1,712,350

  Stockholders' equity (deficit):
    9% cumulative convertible preferred stock,
      $0.001 par value; $1.00 per share liquidation
      preference; shares authorized: 1,250,000;
      shares issued and outstanding: 27,500                          27,500            27,500
    Series B convertible preferred stock, $0.001
      par value; $0.6667 per share liquidation
      preference; shares authorized: 3,200,000;
      shares issued and outstanding: 37,500 (2000)
      and 75,000 (1999)                                              21,703            43,405
    Common stock, $0.001 par value; shares
      authorized: 30,000,000; shares issued and
      outstanding: 16,576,174 (2000) and
      15,519,382 (1999)                                              16,575            15,519
    Deferred compensation                                           (92,000)               --
    Additional paid-in capital                                   41,637,793        38,811,100
    Accumulated deficit                                         (39,258,255)      (39,060,853)
                                                               ------------      ------------
      Total stockholders' equity (deficit)                        2,353,316          (163,329)
                                                               ------------      ------------
                                                               $  3,488,040      $  1,549,021
                                                               ============      ============

        See accompanying notes.

Cortex Pharmaceuticals, Inc.
Statements of Operations


                                                                    Years ended June 30,
                                                               ------------------------------
                                                                  2000                1999
   ------------------------------------------------------------------------------------------
   Revenues:

     Research and license revenue                              $ 5,369,488        $ 3,051,406
     Grant revenue                                                 138,999            100,001
                                                               -----------        -----------
       Total revenues                                            5,508,487          3,151,407
                                                               -----------        -----------

     Operating expenses:
      Research and development                                   3,896,627          3,379,732
      General and administrative                                 1,814,632          1,401,602
                                                               -----------        -----------
       Total operating expenses                                  5,711,259          4,781,334
                                                               -----------        -----------
     Loss from operations                                         (202,772)        (1,629,927)
     Interest income, net                                            5,370              8,477
                                                               -----------        -----------
     Net loss before preferred stock
       accretion and dividends                                    (197,402)        (1,621,450)
                                                               -----------        -----------

     Preferred stock accretion and dividends:
      Accretion of and dividends on 9% Cumulative
       Convertible Preferred Stock                                   2,475              2,475
                                                               -----------        -----------
     Net loss applicable to common stock                       $  (199,877)       $(1,623,925)
                                                               ===========        ===========

     Shares used in basic and diluted calculation               15,795,595         13,407,945
                                                               ===========        ===========
     Basic and diluted net loss per share                      $     (0.01)       $     (0.12)
                                                               ===========        ===========

        See accompanying notes.

Cortex Pharmaceuticals, Inc.
STATEMENTS OF STOCKHOLDERS' EQUITY

                                          9%       Series B
                                 convertible    convertible               Additional
                                   preferred      preferred     Common       paid-in        Deferred    Accumulated
                                       stock          stock      stock       capital    compensation        deficit          Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                35,000         86,810     10,237    36,276,202              --    (37,439,403)    (1,031,154)

 Conversion of 7,500
  shares of 9% preferred
  stock into 999 shares of
  common stock                        (7,500)            --         --         7,500              --             --             --
 Conversion of 75,000
  shares of Series B
  preferred stock
   into 7,359 shares of
    common stock                          --        (43,405)         7        43,398              --             --             --
 Conversion of 250 shares
  of Series A preferred
  stock into 5,272,398 shares
    of common stock                       --             --      5,273     2,455,177              --             --      2,460,450
 Adjustment of accrued
  dividends for conversion
  of 9% preferred stock                   --             --         --         5,737              --             --          5,737
 9% preferred stock
  dividends                               --             --         --        (2,475)             --             --         (2,475)
 Issuance of compensatory
  stock options                           --             --         --        25,000              --             --         25,000
 Issuance of 1,500 shares
  of common stock upon
  exercise of stock options               --             --          2           561              --             --            563
 Net loss and
  comprehensive loss                      --             --         --            --              --     (1,621,450)    (1,621,450)
                                   ---------      ---------    -------   -----------    ------------    -----------     ----------
Balance, June 30, 1999                27,500         43,405     15,519    38,811,100              --    (39,060,853)      (163,329)

 Issuance of 496,459
  shares of common stock
  upon exercise of warrants               --             --        496     1,501,844              --             --      1,502,340
 Issuance of 293,301
  shares of common stock
  upon exercise of stock
    options                               --             --        303       113,049              --             --        113,352
 Issuance of 254,353
  shares of common stock to
  Shire Pharmaceuticals
   Group, plc                             --             --        254       826,586              --             --        826,840
 Conversion of 37,500
  shares of Series B
  preferred stock into
  3,679 shares of common
  stock                                   --        (21,702)         3        21,699              --             --             --
 Issuance of warrants to
  purchase 200,000 shares
  of common stock                         --             --         --       241,500              --             --        241,500
 Issuance of stock options
  to consultants                          --             --         --        92,000         (92,000)            --             --
 Extension of stock
  options previously
  granted to former
  Chairman of the Board                   --             --         --        32,490              --             --         32,490
 9% preferred stock
  dividends                               --             --         --        (2,475)             --             --         (2,475)
 Net loss and
  comprehensive loss                      --             --         --            --              --       (197,402)      (197,402)
                                   ---------      ---------    -------   -----------    ------------   ------------     ----------
Balance, June 30, 2000             $  27,500      $  21,703    $16,575   $41,637,793    $    (92,000)  $(39,258,255)    $2,353,316
                                   =========      =========    =======   ===========    ============   ============     ==========

See accompanying notes.

Cortex Pharmaceuticals, Inc.
Statements of Cash Flows

                                                                      Years ended June 30,
                                                                  -----------------------------
                                                                      2000             1999
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net loss                                                 $ (197,402)       $(1,621,450)
         Adjustments to reconcile net loss
          to net cash used in operating activities:
           Depreciation and amortization                             172,764            197,662
           Changes in operating assets/liabilities:
            Accounts payable and accrued expenses                    171,881            219,033
            Other current assets                                     (42,825)            10,589
           Stock option compensation expense                          32,490                 --
           Warrants issued for debt restructuring                    241,500                 --
           Changes in other assets and other liabilities            (185,952)            53,145
                                                                  ----------        -----------
         Net cash provided by (used in) operating activities         192,456         (1,141,021)
                                                                  ----------        -----------

       Cash flows from investing activities:
         Purchase of fixed assets                                    (39,364)           (74,213)
                                                                  ----------        -----------
         Net cash used in investing activities                       (39,364)           (74,213)
                                                                  ----------        -----------

       Cash flows from financing activities:
         Proceeds from issuance of common stock                    2,442,532                563
         Principal payments on note payable to Alkermes, Inc.       (800,000)                --
                                                                  ----------        -----------
         Net cash provided by financing activities                 1,642,532                563
                                                                  ----------        -----------

       Increase (decrease) in cash and cash equivalents            1,795,624         (1,214,671)
       Cash and cash equivalents, beginning of period                909,337          2,124,008
                                                                  ----------        -----------
       Cash and cash equivalents, end of period                   $2,704,961        $   909,337
                                                                  ==========        ===========


       Supplemental disclosure of cash flow information:
         Cash paid for interest                                   $  239,700        $        --


       Supplemental schedule of non-cash investing
       and financing activities:
         Conversion of preferred stock to common stock            $   21,702        $ 2,517,093
         Advance for Alzheimer's project                             247,300                 --

         See accompanying notes.

Cortex Pharmaceuticals, Inc.
NOTES TO FINANCIAL STATEMENTS

Note 1 -- Business and Summary of Significant Accounting Policies

Business -- Cortex Pharmaceuticals, Inc. (the "Company") was formed to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. Since its formation in 1987, the Company has been engaged in research and early clinical development activities. The Company previously reported its financial statements as a development stage company.

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a subsidiary of Akzo Nobel (Note 5). The agreement will enable Organon to develop and commercialize the Company's Ampakine(R) technology for the treatment of schizophrenia and, at Organon's election, for the treatment of depression. In April 2000, the Company entered into an option agreement with Shire Pharmaceuticals Group, plc ("Shire") under which Shire will evaluate the use of the Company's Ampakine CX516 for the treatment of Attention Deficit Hyperactivity Disorder (Note 6). Subsequent to June 30, 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier ("Servier"). The agreement will enable Servier to develop and commercialize the Company's Ampakine technology for the treatment of memory impairment associated with aging and neurodegenerative diseases such as Alzheimer's disease (Note 12).

The Company is seeking collaborative or other arrangements with larger pharmaceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. Competition for corporate partnering arrangements with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to arrive at such arrangements. Accordingly, although the Company is presently engaged in discussion with candidate companies, there can be no assurance that an agreement will arise from these discussions in a timely manner, or at all, or that any agreement that may arise from these discussions will successfully reduce the Company's short or longer-term funding requirements.

Cash Equivalents -- The Company considers all highly liquid short-term investments with maturities of less than three months when acquired to be cash equivalents.

Concentrations of Credit Risk -- Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Furniture, Equipment and Leasehold Improvements -- Furniture, equipment and leasehold improvements are recorded at cost and are being depreciated on a straight-line basis over the lesser of their estimated useful lives, ranging from five to ten years, or the life of the lease, as appropriate.

Long-Lived Assets -- In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company's historical operating cash flow losses are indicators of impairment, the Company believes that the future cash flows to be received from the long-lived assets will exceed the assets' carrying value. Accordingly, the Company has not recognized any impairment losses through June 30, 2000.

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

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25." The Company is required to adopt the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company has repriced stock options on December 22, 1998 and in accordance with generally accepted accounting principles accounts for the repriced stock options as fixed. As a result of adopting the Interpretation, the Company will be required to apply variable accounting for these options. Consequently, if the market price of the Company's stock increases, the Company will recognize additional compensation expense that it otherwise would not have incurred. However, the impact cannot be determined as it is dependent on the change in the market price of the stock from July 1, 2000 until the stock options are exercised, forfeited or expire unexercised.

Research and Development Costs -- All costs related to research and development activities are treated as expenses in the period incurred.

Revenue Recognition -- The Company recognizes research revenue from the collaboration with Organon (Note 5) as services are performed under the agreement. The Company records grant revenues as the expenses related to the grant projects are incurred. All amounts received under collaborative research agreements or research grants are non-refundable, regardless of the success of the underlying research. Revenues from the receipt of milestone payments are recognized upon achievement of the milestone event.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulleting No. 101. "Revenue Recognition" ("SAB 101"). SAB 101 provides the SEC Staff's views in applying generally accepted accounting principles to various revenue recognition issues and specifically addresses revenue recognition for upfront, non-refundable fees received in connection with research collaboration arrangements. It is the SEC's position that such fees should be generally recognized over the term of the agreement. Effective July 1, 2000 the Company will adopt SAB 101. Such adoption is not expected to have a material impact on the Company's historical financial statements.

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

New Accounting Standards -- Effective July 1, 2001, the Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 133 is not anticipated to have an impact on the Company's results of operations or financial condition, as the Company holds no derivative financial instruments and does not currently invest in derivative instruments or engage in hedging activities.

Note 2 -- Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements consist of the following:

                                                   June 30,
                                          -------------------------
                                               2000         1999
                                          -------------------------


       Laboratory equipment               $ 1,240,241   $ 1,216,266
       Leasehold improvements                 623,176       622,036
       Furniture and equipment                115,909       112,129
       Computers and software                 273,382       262,913
                                          -----------   -----------
                                            2,252,708     2,213,344
       Accumulated depreciation            (1,854,138)   (1,681,374)
                                          -----------   -----------
                                          $   398,570   $   531,970
                                          ===========   ===========

Note 3 -- Redeemable Preferred Stock

Series A Convertible Preferred Stock ("Series A Preferred") originally consisted of 400 shares issued in a two-tranche private placement in June 1997. As of June 30, 1999, all outstanding shares of Series A Preferred had been converted into an aggregate of 6,105,276 shares of the Company's common stock at effective conversion prices ranging from $0.30 to $2.17 per share of common stock. Imputed dividends of $1,012,493 related to the private placement were recorded for the year ended June 30, 1997.

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

The 9% Cumulative Convertible Preferred Stock as of June 30, 2000 and June 30, 1999 consisted of 27,500 shares of an original 1,250,000 shares of 9% Preferred issued in a 1988 private placement. Each share of 9% Preferred is convertible into approximately 0.1333 shares of common stock at an effective conversion price of $7.50 per share of common stock, subject to adjustment under certain circumstances, such as stock splits or stock dividends. Cash dividends on the 9% Preferred accrue semi-annually on June 15th and December 15th at the rate of $0.09 per share per annum. In order to conserve capital for operations, the Company has elected not to distribute the dividends that have accrued from June 15, 1990. Upon conversion of 9% Preferred, accrued and unpaid dividends are credited to additional paid-in capital. Accrued and unpaid dividends as of June 30, 2000 and June 30, 1999 were $25,988 and $23,513, respectively. The Company may redeem the 9% Preferred at any time at a price of $1.00 per share, an amount equal to its liquidation preference, upon not less than 30 nor more than 60 days' notice.

Series B Convertible Preferred Stock as of June 30, 2000 and June 30, 1999 consisted of 37,500 and 75,000 shares, respectively, of Series B Preferred issued in a May 1991 private placement. Each share of Series B Preferred is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, subject to adjustment under certain circumstances such as stock splits or stock dividends. The Series B Preferred may be redeemed by the Company at a price of $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days' notice. The liquidation preference of the Series B Preferred is subordinate to that of the 9% Preferred.

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

Common Stock and Common Stock Purchase Warrants

In connection with the December 1995 private placement of 160 shares of Series C Preferred Stock, the Company issued to the placement agent for the transaction a five-year non-redeemable warrant to purchase 106,195 shares of common stock at a price of $2.825 per share, subject to adjustment under certain circumstances. The warrants contain cashless exercise provisions and include piggyback registration rights. During the year ended June 30, 2000, warrants to purchase 15,274 shares were converted into 8,459 shares of common stock. Warrants to purchase 90,921 shares of common stock remained outstanding as of June 30, 2000.

In connection with the June 1997 private placement of 400 shares of Series A Preferred Stock, the Company issued to the eleven participating institutional investors four-year non-redeemable warrants to purchase an aggregate of 800,000 shares of common stock at a price of $3.08 per share, subject to adjustment under certain circumstances. During the year ended June 30, 2000, warrants to purchase 488,000 shares of Cortex common stock were exercised, resulting in proceeds of $1,502,000. As of June 30, 2000, warrants to purchase 312,000 shares of common stock remained outstanding.

In connection with the February 1998 restructuring of the note payable to Alkermes, Inc. (Note 7), the Company issued to Alkermes a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $1.55 per share, representing the average of the high and low sale prices of Cortex common stock as of the date of the restructuring.

In connection with the July 1999 restructuring of the note payable to Alkermes, Inc. (Note 7), the Company issued to Alkermes a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $1.07 per share. As part of the note payable restructuring, in December 1999 the Company issued to Alkermes a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $0.76 per share. Because the note payable was extended beyond February 2000, the Company issued to Alkermes a final five-year warrant to purchase 50,000 shares of Cortex common stock at an exercise price of $3.02 per share. The exercise prices for all warrants issued to Alkermes during the year ended June 30, 2000 were derived from the fair market value of the Company's common stock. The Company recorded expense of $241,500 for the estimated fair value of the warrants issued during the year ended June 30, 2000.

As of June 30, 2000, the Company had reserved an aggregate of 3,667 shares of common stock for issuance upon conversion of the outstanding 9% Preferred Stock; 3,679 shares for issuance upon conversion of the Series B Preferred Stock; 735,114 shares for issuance upon exercise of warrants; 1,854,479 shares for issuance upon exercise of outstanding stock options; and 1,150,079 shares for issuance upon exercise of stock options available for future grant.

Stock Option and Stock Purchase Plans

Consultant Plan -- The Company's 1989 Special Nonqualified Stock Option and Stock Purchase Plan provided for the granting by the Company of options and rights to purchase up to an aggregate of 400,000 shares of the Company's authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganizations) to consultants to the Company. The exercise price of nonqualified stock options and the purchase price of stock offered under this plan, which terminated February 2, 1999, was at least 50% of the fair market value of the common stock on the date of grant. As of June 30, 2000, options to purchase an aggregate of 2,000 shares of common stock were outstanding under this plan.

1996 Stock Incentive Plan -- The 1996 Plan provides for the granting of options and rights to purchase up to an aggregate of 3,306,358 shares of the Company's authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganizations) to qualified employees, officers, directors, consultants and other service providers. No further options will be granted under the Company's earlier stock option and stock purchase plans. The exercise price of nonqualified stock options and the purchase price of stock offered under the 1996 Plan, which terminates October 25, 2006, must be at least 85% of the fair market value of the common stock of the date of grant. The exercise price of incentive stock options must be at least equal to the fair market value of the common stock on the date of grant. Each non-employee director (other than those who serve on the Board of Directors to oversee an investment in the Company) is automatically granted options to purchase 15,000 shares of common stock upon commencement of service as a director and additional options to purchase 6,000 shares of common stock on the date of each Annual Meeting of Stockholders. Non-employee directors who serve on the Board of Directors to oversee an investment in the Company receive options to purchase 7,500 shares of common stock upon commencement of service as a director and additional options to purchase 3,000 shares of common stock on the date of each Annual Meeting of Stockholders. These nonqualified options have an exercise price equal to 100% of the fair market value of the common stock on the date of grant, have a ten-year term and vest in equal increments of 33% on the anniversary dates of the dates of grant. As of June 30, 2000, options to purchase an aggregate of 1,852,479 shares of common stock were outstanding under the 1996 Plan, and an additional 1,150,078 shares of common stock were reserved for future option grants.

As of June 30, 2000, options to purchase an aggregate of 811,994 shares of common stock were exercisable under the Company's stock option plans. During the years ended June 30, 2000 and 1999 no options to purchase shares of common stock were issued with exercise prices below the fair market value of the common stock on the dates of grant.

Stock option transactions under the Company's stock option plans for each of the two years in the period ended June 30, 2000 are summarized below:

                                                  Weighted average
                                         Number     exercise price
                                         of shares       per share
                                         -------------------------
        Outstanding as of June 30, 1998       994,646   $      3.90
          Granted                           1,545,896          0.45
          Exercised                            (1,500)         0.38
          Forfeited                        (1,096,246)         3.63
                                           ----------
        Outstanding as of June 30, 1999     1,442,796   $      0.42
          Granted                             787,665          1.68
          Exercised                          (302,301)         0.38
          Forfeited                           (73,681)         0.77
                                           ----------
        Outstanding as of June 30, 2000     1,854,479   $      0.95
                                           ==========
        Available for future grant          1,150,078
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

Pro forma information regarding net loss and net loss per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and has been determined as if the Company had accounted for its employee stock plans under the fair value method. The fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for the years ended June 30, 2000 and 1999, respectively: weighted average risk-free interest rates of 6.4%, and 5.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 144% and 186%, and a weighted average life of 3.7 years and 3.0 years. The estimated weighted average fair value of options granted during the years ended June 30, 2000, and 1999 was $1.43 and $0.40, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the vesting period of the options, resulting in the following pro forma information for the years ended June 30, 2000 and 1999:

                                                  June 30,
                                              2000          1999
                                          ----------------------

     Pro forma net loss before preferred
       stock accretion and dividends        $547,237   $1,895,558
     Pro forma net loss applicable to
       common stock                          549,712    1,898,033
     Pro forma net loss per share           $  (0.03)  $    (0.14)

The results above are not necessarily indicative of the effects of SFAS 123 on reported net income or loss for future periods as these amounts reflect the related expense for only two years of stock option vesting.

Information regarding stock options outstanding at June 30, 2000 is as follows:


                                       Options Outstanding                      Options Exercisable
                      --------------------------------------------------  --------------------------------

                                                Weighted
                                Number           average        Weighted            Number        Weighted
            Range of       outstanding         remaining         average       exercisable         average
     exercise prices  at June 30, 2000  contractual life  exercise price  at June 30, 2000  exercise price
----------------------------------------------------------------------------------------------------------
    $0.34  - 0.47              872,133       7.0 years          $0.40              577,834        $0.39
     0.50  - 6.97              982,346       9.3 years           1.44              234,160         0.64
                      ----------------                                    ----------------
                             1,854,479                                             811,994
                      ================                                    ================

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

In connection with the agreement with Organon, during the year ended June 30, 1999, the Company received an up-front payment of $2,000,000 and research support payments of $1,150,000. During the fiscal year ended June 30, 2000, the Company received further support of $3,443,000 and a milestone payment of $2,000,000, which was triggered when Organon selected a compound to pursue in Phase I clinical testing. The agreement includes research support payments of up to $3,000,000 per research year for two years (subject to Cortex providing agreed-upon levels of research), milestone payments, plus royalty payments on worldwide sales. Subsequent to June 30, 2000, Cortex received $735,000 of additional research support from the agreement. The remaining research support payment is expected to approximate $550,000.


Note 6 -- Option Agreement with Shire Pharmaceuticals Group, plc

In April 2000, the Company entered into an option agreement with Shire Pharmaceuticals Group, plc ("Shire") under which Shire will evaluate the use of the Company's Ampakine CX516 for the treatment of Attention Deficit Hyperactivity Disorder ("ADHD"). Under the terms of the agreement, Shire will undertake a double-blind, placebo-controlled evaluation of CX516 in ADHD patients. In exchange for the option, Cortex received $130,000 and issued 254,353 shares of common stock to Shire for $870,000. In addition, Shire will be responsible for all costs associated with the clinical trial.

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


Note 7 -- Note Payable to Alkermes, Inc.

In January 1992, the Company entered into an agreement with Alkermes, Inc. ("Alkermes") for the development, clinical testing and commercialization of the Company's calpain inhibitor products (the "Alkermes Agreement"). In connection with the Alkermes Agreement, the Company granted Alkermes an exclusive worldwide license to commercialize calpain inhibitor products for the prevention and treatment of neurodegenerative diseases and disorders of the central and peripheral nervous systems. The Company received an aggregate of $3,600,000 in research payments under the Alkermes Agreement during the fiscal years ended June 30, 1992 and 1993.

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

In July 1999, Alkermes agreed to restructure the terms of the note to include a principal and interest payment of $250,000 and monthly payments of $50,000 from August 1999 through January 2000. The balance of the note and accrued interest was due February 28, 2000. Interest on the unpaid balance accrued at a 1% to 3% premium to the prime lending rate, based upon the date of payment. In connection with this restructuring agreement, the Company issued to Alkermes a five-year warrant to purchase 100,000 shares of common stock at an exercise price of $1.07 per share. Because the balance of principal and interest was not paid by December 31, 1999, in accordance with the restructured terms, Cortex issued to Alkermes another five-year warrant to purchase 50,000 shares of common stock. The exercise price for this warrant is $0.76 per share.

As agreed upon earlier, when the note was extended beyond February 28, 2000, the Company issued to Alkermes a final five-year warrant to purchase 50,000 shares of Cortex common stock at an exercise price of $3.02 per share. For all warrants issued during the year ended June 30, 2000, the exercise prices were derived from the fair market value of the Company's common stock for the 30-trading days preceding the date of issuance. The Company recorded expense of $241,500 for the estimated fair value of the warrants issued during the year ended June 30, 2000.

In March 2000, using the proceeds from the exercise of non-related warrants to purchase shares of Cortex common stock, the Company paid Alkermes the remaining balance of principal and accrued interest. The exercised warrants were previously issued to investors in connection with the Company's June 1997 private placement of Series A preferred stock.

Note 8 -- Advance from the Institute for the Study of Aging

In June 2000, the Company received $247,300 from the Institute for the Study of Aging (the "Institute") to fund testing of the Company's Ampakine CX516 in patients with mild cognitive impairment ("MCI"). Patients with MCI represent the earliest clinically-defined group with memory impairment beyond that expected for normal individuals of the same age and education, but such patients do not meet the clinical criteria for Alzheimer's disease. The Institute is a non-profit foundation based in New York City and dedicated to the improvement in quality of life for the elderly.

As the funding from the Institute must be used solely for the planned clinical trials in MCI patients, Cortex has recorded the amounts received as restricted cash in the Company's balance sheet. Provided that Cortex complies with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance shall be forgiven unless Cortex enters an Ampakine into Phase III clinical trials for Alzheimer's disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the outstanding principal balance and any accrued interest thereon as shares of Cortex common stock.

The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Note 9 -- Commitments

The Company leases its offices and research laboratories under an operating lease that expires May 31, 2004. Rent expense under this lease for the years ended June 30, 2000 and 1999 was $269,000 and $260,000, respectively. Commitments under the lease for the years ending June 30, 2001, 2002, 2003 and 2004 are $262,000, $274,000, $358,000 and $343,000, respectively.

As of June 30, 2000, the Company was obligated to an executive officer under an employment agreement expiring in May 2004. The agreement involves annual salary payments aggregating $255,000 and provides for bonuses under certain circumstances. Additionally, in the event that the Company commercializes a compound developed by or under the supervision of one of its senior scientific employees, the Company may be obligated to pay the employee a royalty based on net sales, as defined and subject to adjustment, of products containing the compound. As of June 30, 2000, commitments under scientific consulting and external research agreements for the years ending June 30, 2001, 2002, 2003, 2004 and 2005 aggregated $554,000, $346,000, $227,000, $58,000 and $58,000.

The Company has entered agreements with an academic institution that provide the Company exclusive rights to certain of the technologies that the Company is developing. Under the terms of the agreements, the Company is committed to royalty payments. These payments include minimum annual royalties of $85,000 for the year ending June 30, 2001 and for each year thereafter for the remaining life of the patents covering the subject technologies. The agreements also commit the Company to pay up to an additional $875,000 upon achieving certain clinical testing and regulatory approval milestones, as well as a portion of certain remuneration received by the Company in connection with sublicensing agreements that the Company may enter into.

Note 10 -- Related Party Transactions

During the years ended June 30, 2000 and 1999, the Company paid or accrued scientific and other consulting fees to stockholders aggregating $82,250 and $78,417, respectively. Under certain circumstances, the Company is obligated to make royalty payments to certain of its scientific consultants, some of whom are stockholders, and to one employee, upon successful commercialization of certain of its products by the Company or its licensees.

In connection with its services as placement agent in the 1993 private placement of 2,750,000 shares of common stock, Vector Securities International, Inc. ("Vector") was paid a fee of $1,096,800 and was issued a five-year non-redeemable warrant to purchase 274,200 shares of the Company's common stock at $9.375 per share. In connection with Vector's assistance in reaching the settlement with Alkermes (Note 7), this warrant was canceled and reissued as a new warrant to purchase 363,113 shares of the Company's common stock at $3.47 per share, as adjusted and subject to further adjustment, at any time through January 15, 2000. The value of this new warrant was computed utilizing the Black-Scholes option pricing model. This warrant expired unexercised.

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

Note 11 -- Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of June 30, 2000, the Company had federal and California tax net operating loss carryforwards of approximately $35,147,000 and $5,987,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California franchise tax purposes and the fifty percent limitation on California loss carryforwards. The California tax loss carryforwards will continue to expire in 2000 (approximately $806,000 expired in 1999), while the federal carryforwards begin expiring in 2004. The Company also has federal and California research and development tax credit carryforwards totaling $1,281,000 and $510,000, respectively, which will begin to expire in 2004.

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

Significant components of the Company's deferred tax assets as of June 30, 2000 and June 30, 1999 are shown below. The valuation allowance related to deferred tax assets is $15,896,000 and $15,629,000 for the years ended June 30, 2000 and 1999, respectively. The increase in the valuation allowance for the year ended June 30, 2000 of $267,000 is due principally to the increase in deferred tax assets resulting from the increase in tax net operating loss carryforwards.

Deferred tax assets:

                                                                      June 30,
                                                                 2000           1999
                                                       -----------------------------
          Net operating loss carryforwards               $ 12,646,000   $ 12,299,000
          Capital loss carryforwards                           22,000         22,000
          Research and development credits                  1,613,000      1,436,000
          Capitalized research and development costs        1,325,000      1,309,000
          Settlement with Alkermes, Inc.                           --        407,000
          Depreciation                                        115,000         88,000
          Other-net                                           175,000         68,000
                                                         ------------   ------------
          Net deferred tax assets                          15,896,000     15,629,000
                                                         ------------   ------------
          Valuation allowance for deferred tax assets     (15,896,000)   (15,629,000)
                                                         ------------   ------------
          Total deferred tax assets                      $         --   $         --
                                                         ============   ============

Note 12 -- Research and License Agreement with Les Laboratoires Servier

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier. The agreement will enable Servier to develop and commercialize Cortex's proprietary Ampakine technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer's disease, Mild Cognitive Impairment, sexual dysfunction, multiple sclerosis and Lou Gehrig's disease. The territory covered by the exclusive license excludes North America, allowing Cortex to retain commercialization rights in its domestic market. The territory covered by the agreement also excludes South America (except Argentina, Brazil and Venezuela), Australia and New Zealand. The agreement includes an up-front payment by Servier of $5,000,000, research support payments of up to $2,025,000 per year for three years (subject to Cortex providing agreed-upon levels of research) and milestone payments, plus royalty payments on sales in licensed territories.

                          Cortex Pharmaceuticals, Inc
                         Annual Report on Form 10-KSB
                           Year ended June 30, 2000
                                 Exhibit Index

Exhibit                                                             Sequentially
Number   Description                                               Numbered Page
--------------------------------------------------------------------------------

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

                                     EXH-1

Exhibit                                                             Sequentially
Number   Description                                               Numbered Page
--------------------------------------------------------------------------------

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

 10.58 Amendment to 1989 Special Nonqualified Stock Option and Stock Purchase Plan adopted December 12, 1995, incorporated by reference to Exhibit
         4.10 of the Company's Registration Statement on Form S-8 filed September 13, 199 6.

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

 10.64 Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to
         Exhibit 10.64 of the Company's quarterly report on Form 10-QSB as filed on February 16, 1999. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.)
 10.65 Amendment No. 1 to the Lease Agreement for the Company's facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same number Exhibit to the Company's Annual Report on Form 10-KSB filed September 28, 1999.
 10.66 Option Agreement between the Company and Shire Pharmaceuticals Group, plc dated April 20, 2000, incorporated by reference to Exhibit 10.66 of the Company's quarterly report on Form 10-QSB as filed on May 12, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934.)
  21     Subsidiaries of the Registrant.
 23.1    Consent of Ernst & Young LLP, independent auditors.
  24     Power of Attorney.
 27.1    Financial Data Schedule.

 ___________________________
 * Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.

                                     EXH-2