Form 10QSB
period 2000-09-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2000-11-14
CIK 849636

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

  *   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----
      OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2000
                                             ------------------

_____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________


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

           16,583,358 shares of Common Stock as of November 10, 2000

                          CORTEX PHARMACEUTICALS, INC.
                                      INDEX

                                                                                                 Page Number
                                                                                                 -----------
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets -- September 30, 2000 and June 30, 2000..............................   3

               Statements of Operations -- Three months ended
               September 30, 2000 and 1999.........................................................   4

               Statements of Cash Flows -- Three months ended
               September 30, 2000 and 1999.........................................................   5

               Notes to Financial Statements.......................................................   6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations;
               Plan of Operation...................................................................   9

PART II. OTHER INFORMATION

     Item 3.   Defaults on Senior Securities.......................................................  13

     Item 6.   Exhibits and Reports on Form 8-K....................................................  13

SIGNATURES.........................................................................................  13

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                         Cortex Pharmaceuticals, Inc.

                                Balance Sheets

                                                                     (Unaudited)                    (Note)
                                                              September 30, 2000             June 30, 2000
------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                     $    2,692,683             $   2,704,961
    Restricted cash                                                      247,300                   247,300
    Other current assets                                                  92,955                   103,802
                                                                  --------------             -------------
       Total current assets                                            3,032,938                 3,056,063

Furniture, equipment and leasehold improvements, net                     379,043                   398,570
Other                                                                     33,407                    33,407
                                                                  --------------             -------------
                                                                  $    3,445,388             $   3,488,040
                                                                  ==============             =============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                              $      530,607             $     469,800
    Accrued dividends                                                     25,988                    25,988
    Accrued wages, salaries and related expenses                         113,672                    89,551
    Unearned revenue                                                     895,261                   302,085
    Advance for Alzheimer's project                                      250,237                   247,300
                                                                  --------------             -------------
       Total current liabilities                                       1,815,765                 1,134,724

Stockholders' equity:
    9% cumulative convertible preferred stock, $0.001
       par value; $1.00 per share liquidation preference;
       shares authorized: 1,250,000; shares issued and
       outstanding: 27,500                                                27,500                    27,500
    Series B convertible preferred stock, $0.001 par value;
       $0.6667 per share liquidation preference; shares
       authorized: 3,200,000; shares issued and
       outstanding: 37,500                                                21,703                    21,703
    Common stock, $0.001 par value; shares authorized:
       30,000,000; shares issued and outstanding:
       16,582,758 (September 30) and 16,576,174 (June 30)                 16,582                    16,575
    Deferred compensation                                                (92,000)                  (92,000)
    Additional paid-in capital                                        42,225,590                41,637,793
    Accumulated deficit                                              (40,569,752)              (39,258,255)
                                                                  --------------             -------------
       Total stockholders' equity                                      1,629,623                 2,353,316
                                                                  --------------             -------------
                                                                  $    3,445,388             $   3,488,040
                                                                  ==============             =============

                           See accompanying notes.

Note: The balance sheet as of June 30, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         Cortex Pharmaceuticals, Inc.

                           Statements of Operations
                                  (Unaudited)

                                                                           Three months ended
                                                                              September 30,
                                                                     ------------------------------
                                                                              2000             1999
---------------------------------------------------------------------------------------------------
Revenues:
    Research and license revenue                                     $     705,824    $     767,889
    Grant revenue                                                           10,750           66,667
                                                                     -------------    -------------
       Total revenues                                                      716,574          834,556

Operating expenses:
    Research and development expenses                                    1,230,732          751,800
    General and administrative expenses                                    843,606          367,380
                                                                     -------------    -------------
       Total operating expenses                                          2,074,338        1,119,180
                                                                     -------------    -------------
Loss from operations                                                    (1,357,764)        (284,624)
Interest, net                                                               46,267           (6,559)
                                                                     -------------    -------------
Net loss applicable to common shares                                 $  (1,311,497)   $    (291,183)
                                                                     =============    =============
Shares used in calculating per share, basic and diluted                 16,580,318       15,522,252
                                                                     =============    =============
Net loss per share, basic and diluted                                $       (0.08)   $       (0.02)
                                                                     =============    =============

                                   See accompanying notes.

                         Cortex Pharmaceuticals, Inc.

                           Statements of Cash Flows

                                  (Unaudited)

                                                                       Three months ended
                                                                          September 30,
                                                                 ------------------------------
                                                                         2000              1999
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                    $  (1,311,497)    $    (291,183)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
          Depreciation and amortization                                35,115            46,835
          Changes in operating assets/liabilities:
              Accounts payable and accrued expenses                    84,928           (64,052)
              Unearned revenue                                        593,176            (5,390)
              Other current assets                                     10,847            29,476
          Stock option compensation expense                           585,178                --
          Changes in other assets and other liabilities                 2,937          (196,922)
                                                                -------------     -------------
    Net cash provided by (used in) operating activities                   684          (481,236)
                                                                -------------     -------------

Cash flows from investing activities:
    Purchase of fixed assets                                          (15,588)           (4,243)
                                                                -------------     -------------
    Net cash used in investing activities                             (15,588)           (4,243)
                                                                -------------     -------------

Cash flows from financing activities:
    Proceeds from issuance of common stock                              2,626             3,301
    Principal payments on note payable to Alkermes, Inc.                   --          (137,888)
                                                                -------------     -------------
    Net cash provided by (used in) financing activities                 2,626          (134,587)
                                                                -------------     -------------

Decrease in cash and cash equivalents                                 (12,278)         (620,066)
Cash and cash equivalents, beginning of period                      2,704,961           909,337
                                                                -------------     -------------
Cash and cash equivalents, end of period                        $   2,692,683     $     289,271
                                                                =============     =============



Supplemental disclosure of cash flow information:

    Cash paid for interest                                      $          --     $     212,112


                            See accompanying notes.

Cortex Pharmaceuticals, Inc.
Notes to Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the financial statements and notes thereto included in the Company"s 2000 Annual Report on Form 10-KSB.

Certain previously reported amounts have been reclassified to conform with the September 30, 2000 presentation.

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a subsidiary of Akzo Nobel (Note 2). The agreement will enable Organon to develop and commercialize the Company's Ampakine(R) technology for the treatment of schizophrenia and, upon Organon's election, for the treatment of depression. In April 2000, the Company entered into an option agreement with Shire Pharmaceuticals Group, plc ("Shire") under which Shire will evaluate the use of the Company's AMPAKINE CX516 for the treatment of Attention Deficit Hyperactivity Disorder (Note 3). Subsequent to September 30, 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier ("Servier"). The agreement will enable Servier to develop and commercialize the Company's AMPAKINE technology for the treatment of memory impairment associated with aging and neurodegenerative diseases such as Alzheimer's disease (Note 5).

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

Revenue Recognition

The Company recognizes research revenue from collaborations as services are performed under the agreements. The Company records grant revenues as the expenses related to the grant projects are incurred. All amounts received under collaborative research agreements or research grants are non-refundable, regardless of the success of the underlying research. Revenues from the receipt of milestone payments are recognized upon achievement of the milestone event.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides the SEC Staff's view in applying generally accepted accounting principles to various revenue recognition issues and specifically addresses revenue recognition for up-front, non-refundable fees received in connection with research collaboration arrangements. It is the SEC's position that such fees generally should be recognized over the term of the agreement. Effective April 1, 2001, the Company will adopt SAB 101 with no material impact on the Company's historical financial statements. Adoption of SAB 101 is expected to impact the Company's revenue recognition for the up-front fees received from the research and collaboration agreements entered into with Les Laboratiores Servier subsequent to September 30, 2000 (Note 5). Instead of recording the revenue from the up-front payment when the agreement was executed, Cortex expects to recognize the related revenues over the three-years of collaborative research included in the agreement.

Employee Stock Options

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25." The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company repriced certain stock options on December 22, 1998 by reducing the exercise price to $0.375 per share, the then-current market price of the stock. Under the Interpretation, the options are accounted for as variable from July 1, 2000 until the options are exercised, forfeited or expire unexercised. Prior to the adoption of the Interpretation, the Company accounted for these repriced stock options as fixed. Because the market price of the Company's stock increased since July 1, 2000, the effect of adopting the Interpretation was to increase the net loss for the quarter ended September 30, 2000 by $545,000, or $0.03 per share.

New Accounting Standard

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

Certain previously reported amounts have been reclassified to conform with the September 30, 2000 presentation.

Note 2 -- Research and License Agreement with NV Organon

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

In connection with the agreement, the Company received an up-front license payment of $2,000,000. The agreement also includes research support payments of up to $3,000,000 per year for two years (subject to Cortex providing agreed-upon levels of research). During the three months ended September 30, 2000, the Company received the remaining scheduled research support from Organon of $1,287,000. The Company achieved its first milestone from the agreement in May 2000, when Organon selected a candidate AMPAKINE compound to pursue in phase I clinical testing. Achieving this milestone triggered a $2,000,000 payment to Cortex from Organon. Based upon success of the clinical development, Cortex may receive additional milestone payments, plus royalty payments on worldwide sales.

Note 3 -- Option Agreement with Shire Pharmaceuticals Group, plc

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

If the study proves effective, Shire has the right to convert its option into an exclusive worldwide license for the Ampakines for ADHD under a development and licensing agreement. Should Shire elect to execute this agreement, Shire will bear all future developmental costs. Cortex would receive an up-front fee, milestone payments based on successful clinical and commercial development, research support for additional Ampakines and royalties on sales.

Note 4-- Advance from the Institute for the Study of Aging

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

As the funding from the Institute must be used solely for the planned clinical trials in MCI patients, Cortex has recorded the amounts received as restricted cash in the Company's balance sheet. Provided that Cortex complies with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance shall be forgiven unless Cortex enters an Ampakine into Phase III clinical trials for Alzheimer's disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Note 5 -- Research and License Agreement with Les Laboratoires Servier

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier. The agreement will enable Servier to develop and commercialize Cortex's proprietary Ampakine technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer's disease, Mild Cognitive Impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Lou Gehrig's disease. The territory covered by the exclusive license excludes North America, allowing Cortex to retain commercialization rights in its domestic market. The territory covered by the agreement also excludes South America (except Argentina, Brazil and Venezuela), Australia and New Zealand. The agreement includes an up-front payment by Servier of $5,000,000, research support payments of up to $2,025,000 per year for three years (subject to Cortex providing agreed-upon levels of research) and milestone payments, plus royalty payments on sales in licensed territories.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operation" presented in the Company's 2000 Annual Report on Form 10-KSB.

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

Results of Operations

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a pharmaceutical business unit of Akzo Nobel (The Netherlands). The agreement will allow Organon to develop and commercialize the Company's proprietary Ampakine(R) technology for the treatment of schizophrenia and, upon Organon's election, for the treatment of depression. In connection with the agreement, the Company received a $2,000,000 up-front licensing payment. The agreement includes research support payments of up to $3,000,000 per year for two years (subject to Cortex providing agreed-upon levels of research) and milestone payments, plus royalty payments on worldwide sales. During the three months ended September 30, 2000, the Company received the remaining scheduled research support from the agreement of $1,287,000.

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

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier ("Servier"). The agreement will allow Servier to develop and commercialize the Company's Ampakine technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer's disease, Mild Cognitive Impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Lou Gehrig's disease. The agreement includes an up-front payment by Servier of $5,000,000 and research support payments of up to $2,025,000 per year for three years (subject to Cortex providing agreed-upon levels of research personnel). The agreement also includes milestone payments, plus royalty payments on sales in licensed territories.

From inception (February 10, 1987) through September 30, 2000, the Company has sustained losses aggregating $38,538,000. Continuing losses are anticipated over the next several years, as the Company's ongoing operating expenses will only be offset, if at all, by research support payments and possible milestone payments from its research collaborations with Organon and Servier, by possible payments on exercise of its option agreement with Shire, or under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon, Shire and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company's operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will require successful commercial development of its products by Organon, Shire, Servier or its other prospective partners to attain profitable operations from royalties or other product-based revenues.

The net loss for the three-month period ended September 30, 2000 of $1,311,000 compares with a net loss of $291,000 for the corresponding prior year period. The increased net loss includes $545,000 of non-cash charges for stock options that were repriced in 1998. In accordance with Accounting Principles Board Opinion No. 25, at the time of repricing, these options were recorded as fixed and no expense was recorded. As required, during the quarter ended September 30, 2000, the Company adopted FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25." Under the Interpretation, the repriced options are accounted for as variable from July 1, 2000 until the options are exercised, forfeited or expire unexercised (Note
1). The increased net loss also includes costs for drug manufacturing and expenses related to preparing a Notice of Claimed Investigational Exemption for a New Drug ("IND").

Research and development expenses increased from $752,000 to $1,231,000, or by 64%, during the three-month period ended September 30, 2000 compared to the corresponding prior year period. The increase includes $178,000 of non-cash charges related to repriced stock options, as detailed above. Excluding these non-cash charges, the increase in research expenses primarily includes costs of manufacturing drug for use in planned clinical trials. In connection with the option agreement signed with Shire in April 2000, Shire will conduct clinical testing of the Ampakine CX516 in patients with Attention Deficit Hyperactivity Disorder (Note 3). Shire's purchase of required study drug from the Company is expected to partially offset the manufacturing costs recorded during the period. The remaining increase in research expenses reflects costs for preparing an IND, an executive-level bonus and an increase in sponsored research at the University of California, Irvine.

For the three-month period ended September 30, 2000, general and administrative expenses increased from $367,000 to $844,000, or by 130%, compared to the corresponding prior year period. The increase includes $367,000 of non-cash charges recorded in connection with repriced stock options, as mentioned above. An increase in costs related to investor relations activities produced most of the remaining variance.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Liquidity and Capital Resources; Plan of Operation

From inception (February 10, 1987) through September 30, 2000, Cortex has funded its organizational and research and development activities primarily from the issuance of equity securities, with net proceeds aggregating $38,519,000. Net interest income from inception through September 30, 2000 was $1,753,000.

Research and licensing payments received in connection with the agreement with Organon (Note 2) totaled $9,880,000 through September 30, 2000. Of this amount, Cortex received $1,287,000 during the three months ended September 30, 2000, which represented the remaining scheduled research support payments. Under the terms of the agreement, the Company may also receive milestone payments based on clinical development of the licensed technology and royalties on worldwide sales.

As of September 30, 2000, the Company had cash and cash equivalents totaling $2,693,000 and working capital of $1,217,000. In comparison, as of June 30, 2000, the Company had cash and cash equivalents of $2,705,000 and working capital of $1,921,000. The decrease in working capital reflects the unearned revenue recorded for the research support received from Organon, in advance.

The Company leases approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2004. The commitments under the lease agreement for the years ending June 30, 2001, 2002, 2003 and 2004 total $262,000, $274,000, $358,000 and $343,000, respectively.

As of September 30, 2000, Cortex had 27,500 outstanding shares of 9% cumulative convertible preferred stock, which accrue cumulative semi-annual dividends at an annual rate of $0.09 per share. To conserve capital for operations, the Company has elected not to distribute the dividends that have accrued from June 1990. Accrued and unpaid dividends as of September 30, 2000 were $25,988.

Over the next twelve months the Company is committed to $420,000 of funding for sponsored research in academic laboratories. Remaining commitments for current Phase I/IIa clinical studies on the Company's Ampakine compounds are not significant. Together with its corporate partner, Servier, the Company is planning to conduct a transnational clinical study with the Ampakine CX516 in patients with mild cognitive impairment (MCI). Servier and Cortex expect to share the related costs for this study, which is currently in the planning phase.

As of September 30, 2000, Cortex had a total of 23 full-time research and administrative employees. Neither significant increases to staffing nor significant investments in plant or equipment are planned for the upcoming year.

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Servier. The agreement will enable Servier to develop and commercialize the Company's Ampakine technology for the treatment of memory impairment associated with aging and Alzheimer's disease. In connection with the agreement, Cortex received an up-front payment of $5,000,000. The agreement includes research support of up to $2,025,000 per year for three years, milestone payments and royalty payments on sales in licensed territories.

Cortex anticipates that its cash and cash equivalents, and the up-front payment and research support payments from Servier, will be sufficient to satisfy its capital requirements through June 30, 2002. Additional funds will be required to continue operations beyond that time. Should Shire elect to exercise its option to license the Ampakine technology for the treatment of ADHD (Note 3), the negotiated agreement includes an up-front fee, research support payments, milestone payments and royalties on sales. Cortex may also receive milestone payments from the Organon and Servier agreements. There is no assurance that Shire will exercise its license option or that the Company will receive milestone payments from Organon or Servier within the desired timeframe, or at all.

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

PART II.  OTHER INFORMATION

Item 3.  Defaults upon Senior Securities

In order to conserve capital for operations, the Board of Directors of the Company elected not to distribute the semi-annual dividends that have accrued from June 15, 1990 on the Company's 9% cumulative convertible preferred stock. As of September 30, 2000, accrued and unpaid dividends on the 9% cumulative convertible preferred stock were $25,988.

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits

            Exhibit
            Number       Description
            --------------------------------------------------------------------

             10.67 Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934).

              27         Financial Data Schedule

          (b)     Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CORTEX PHARMACEUTICALS, INC.



     November 14, 2000        By:   /s/ Maria S. Messinger
                                    --------------------------------------------
                                     Maria S. Messinger
                                     Vice President and Chief Financial Officer;
                                     Corporate Secretary
                                     (Chief Accounting Officer)