Form 10QSB
period 2000-12-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2001-02-14
CIK 849636

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB



(Mark One)

   *   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 -----
       OF 1934 FOR THE QUARTERLY PERIOD ENDED    December 31, 2000
                                              --------------------------

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


           16,628,221 shares of Common Stock as of February 12, 2001

                         CORTEX PHARMACEUTICALS, INC.
                                     INDEX

                                                                                             Page Number
                                                                                             -----------
PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements

               Balance Sheets -- December 31, 2000 and June 30, 2000.........................       3

               Statements of Operations -- Three months ended December 31, 2000
               and 1999 and six months ended December 31, 2000 and 1999......................       4

               Statements of Cash Flows -- Six months ended December 31, 2000 and 1999.......       5

               Notes to Financial Statements.................................................       6

  Item 2       Management's Discussion and Analysis of
               Financial Condition and Results of Operations;
               Plan of Operation.............................................................       10

PART II.  OTHER INFORMATION

  Item 3.      Defaults on Senior Securities.................................................       14

  Item 4.      Submission of Matters to a Vote of Security Holders...........................       15

  Item 6.      Exhibits and Reports on Form 8-K..............................................       15

SIGNATURES...................................................................................       16

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements


                         Cortex Pharmaceuticals, Inc.


                                Balance Sheets

                                                               (Unaudited)               (Note)
                                                        December 31, 2000        June 30, 2000
----------------------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                   $  5,693,280         $  2,704,961
 Restricted cash                                                  247,300              247,300
 Other current assets                                             428,463              103,802
                                                             ------------         ------------
   Total current assets                                         6,369,043            3,056,063

Furniture, equipment and leasehold improvements, net              425,729              398,570
Other                                                              33,407               33,407
                                                             ------------         ------------
                                                             $  6,828,179         $  3,488,040
                                                             ============         ============

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                            $    330,709         $    469,800
 Accrued dividends                                                 27,225               25,988
 Accrued wages, salaries and related expenses                     112,902               89,551
 Unearned revenue                                               5,094,956              302,085
 Advance for Alzheimer's project                                  253,173              247,300
                                                             ------------         ------------
   Total current liabilities                                    5,818,965            1,134,724

Stockholders' equity:
 9% cumulative convertible preferred stock, $0.001
   par value; $1.00 per share liquidation preference;
   shares authorized: 1,250,000; shares issued and
   outstanding: 27,500                                             27,500               27,500
 Series B convertible preferred stock, $0.001 par value;
   $0.6667 per share liquidation preference; shares
   authorized: 3,200,000; shares issued and
   outstanding: 37,500                                             21,703               21,703
 Common stock, $0.001 par value; shares authorized:
   30,000,000; shares issued and outstanding:
   16,615,358 (December 31, 2000) and 16,576,174
   (June 30, 2000)                                                 16,614               16,575
 Deferred compensation                                                 --              (92,000)
 Additional paid-in capital                                    41,884,837           41,637,793
 Accumulated deficit                                          (40,941,440)         (39,258,255)
                                                             ------------         ------------
   Total stockholders' equity                                   1,009,214            2,353,316
                                                             ------------         ------------
                                                             $  6,828,179         $  3,488,040
                                                             ============         ============

               See accompanying notes.

Note: The balance sheet as of June 30, 2000 has been derived from the audited financial statements at that date.

                          Cortex Pharmaceuticals, Inc.

                            Statements of Operations
                                  (Unaudited)

                                     Three months ended               Six months ended
                                         December 31,                   December 31,
                                  -------------------------     ---------------------------
                                     2000            1999             2000           1999
-------------------------------------------------------------------------------------------
Revenues:
 Research and license revenue     $  821,905     $  961,528       1,527,729      1,729,417
 Grant revenue                        14,475         29,167          25,225         95,834
                                  ----------     ----------     -----------     ----------
  Total revenues                     836,380        990,695       1,552,954      1,825,251

Operating expenses:
 Research and development            948,715        913,771       2,179,447      1,665,571
 General and administrative          339,063        490,778       1,182,669        858,158
                                  ----------     ----------     -----------     ----------
  Total operating expenses         1,287,778      1,404,549       3,362,116      2,523,729
                                  ----------     ----------     -----------     ----------
Loss from operations                (451,398)      (413,854)     (1,809,162)      (698,478)
Interest income (expense), net        79,710         (9,305)        125,977        (15,864)
                                  ----------     ----------     -----------     ----------
Net loss                          $ (371,688)    $ (423,159)    $(1,683,185)   $  (714,342)
                                  ==========     ==========     ===========     ==========

Weighted average common
 shares outstanding               16,583,156     15,528,182      16,581,737     15,525,217
                                  ==========     ==========      ==========     ==========
Net loss per share                $    (0.02)    $    (0.03)    $     (0.10)   $     (0.05)
                                  ==========     ==========      ==========     ==========


                            See accompanying notes.

                         Cortex Pharmaceuticals, Inc.


                           Statements of Cash Flows
                                  (Unaudited)


                                                              Six months ended
                                                                 December 31,
                                                           -----------------------
                                                                  2000        1999
----------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                  $(1,683,185)  $(714,342)
 Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
     Depreciation and amortization                              70,342      89,947
     Changes in operating assets/liabilities:
       Accounts payable and accrued expenses                  (115,740)    149,480
       Unearned revenue                                      4,792,871         573
       Other current assets                                   (324,661)      8,671
     Stock option compensation expense                         325,149      32,490
     Warrants issued for debt restructuring                         --     105,500
     Changes in other assets and other liabilities               5,873    (196,967)
                                                           -----------   ---------
 Net cash provided by (used in) operating activities         3,070,649    (524,648)
                                                           -----------   ---------

Cash flows from investing activities:
 Purchase of fixed assets                                      (97,501)    (22,857)
                                                           -----------   ---------
 Net cash used in investing activities                         (97,501)    (22,857)
                                                           -----------   ---------

Cash flows from financing activities:
 Proceeds from issuance of common stock                         15,171       7,050
 Principal payments on note payable to Alkermes, Inc.               --    (273,258)
                                                           -----------   ---------
 Net cash provided by (used in) financing activities            15,171    (266,208)
                                                           -----------   ---------

Increase (decrease) in cash and cash equivalents             2,988,319    (813,713)
Cash and cash equivalents, beginning of period               2,704,961     909,337
                                                           -----------   ---------
Cash and cash equivalents, end of period                   $ 5,693,280   $  95,624
                                                           ===========   =========


Supplemental disclosure of cash flow information:

 Cash paid for interest                                    $        --   $ 226,742

                            See accompanying notes.

Cortex Pharmaceuticals, Inc.
Notes to Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-
B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-KSB.

Certain previously reported amounts have been reclassified to conform with the December 31, 2000 presentation.

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a subsidiary of Akzo Nobel (Note 2). The agreement will enable Organon to develop and commercialize the Company's Ampakine(R) technology for the treatment of schizophrenia as well as for the treatment of depression. In April 2000, the Company entered into an option agreement with Shire Pharmaceuticals Group, plc ("Shire") under which Shire will evaluate the use of the Company's Ampakine CX516 for the treatment of Attention Deficit Hyperactivity Disorder (Note 3). In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier ("Servier"). The agreement will enable Servier to develop and commercialize the Company's Ampakine technology for the treatment of memory impairment associated with aging and neurodegenerative diseases such as Alzheimer's disease (Note 5).

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

Revenue Recognition

The Company recognizes research revenue from collaborations as services are performed under the agreement(s). The Company records grant revenues as the expenses related to the grant projects are incurred. All amounts received under collaborative research agreements or research grants are non-refundable, regardless of the success of the underlying research. Revenues from the receipt of milestone payments are recognized upon achievement of the milestone event.

Employee Stock Options

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25." The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company repriced certain stock options on December 22, 1998 by reducing the exercise price to $0.375 per share, the then-current market price of the stock. Prior to adoption of the Interpretation, the Company accounted for these repriced stock options as fixed. Under the Interpretation, the options are accounted for as variable from July 1, 2000 until the options are exercised, forfeited or expire unexercised. Due to fluctuations in the market price of the Company's common stock, the effect of adopting the Interpretation was a decrease in the net loss for the three months ended December 31, 2000 of $372,000, or $0.02 per share. For the six months ended December 31, 2000, the effect of adopting the Interpretation was to increase the net loss by $173,000, or $0.01 per share.

New Accounting Standard

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides the SEC Staff's views in applying generally accepted accounting principles to various revenue recognition issues and specifically addresses revenue recognition for upfront, non-refundable fees received in connection with research collaboration arrangements. It is the SEC's position that such fees should be generally recognized over the term of the agreement. Effective April 1, 2001, the Company will adopt SAB 101. Such adoption is expected to retroactively impact the accounting for the upfront fee received from the Company's collaboration with Organon (Note 2). The Company estimates that the cumulative effect of the change in accounting principle will result in reduced revenues in prior years of $530,000. Consequently, during the fiscal year ending June 30, 2001, the Company expects to record $530,000 of revenues that will be included in the cumulative effect adjustment as of July 1, 2000.

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

Note 2 -- Research and License Agreement with NV Organon

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a pharmaceutical business unit of Akzo Nobel (The Netherlands). The agreement will enable Organon to develop and commercialize the Company's proprietary Ampakine technology for the treatment of schizophrenia.

In connection with the agreement, the Company received an up-front license payment of $2,000,000. The agreement also included research support payments of up to $3,000,000 per year for two years. During the six-month period ended December 31, 2000, the Company received the remaining scheduled research support from Organon of $1,287,000.

In May 2000, the Company achieved its first milestone from the agreement when Organon selected a candidate compound to pursue in phase I clinical testing. Achieving this milestone triggered a $2,000,000 payment to Cortex from Organon. Based upon successful clinical development of the licensed technology, Cortex may receive additional milestone payments, plus royalty payments on worldwide sales.

The agreement with Organon included an option to license the Ampakines as a potential treatment for depression. Organon exercised this license option in January 2001, thereby committing to annual spending requirements for research in the depression field. As with the license for the treatment of schizophrenia, the Company is entitled to milestone payments based upon clinical development and, ultimately royalties on worldwide sales.

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

If the study proves effective, Shire has the right to convert its option into an exclusive worldwide license for ADHD under a development and licensing agreement. Should Shire elect to execute this agreement, Shire will bear all future developmental costs. Cortex would receive an up-front fee, research support, milestone payments based on successful clinical and commercial development and royalties on sales.

Note 4 -- Advance from the Institute for the Study of Aging

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

Note 6 -- Note Payable to Alkermes, Inc.

In January 1992, the Company entered into an agreement with Alkermes, Inc. ("Alkermes") for the development, clinical testing and commercialization of the Company's calpain inhibitor products. In connection with the agreement, the Company granted Alkermes an exclusive worldwide license to commercialize calpain inhibitor products for the prevention and treatment of neurodegenerative diseases and disorders of the central and peripheral nervous systems.

In November 1993, Alkermes filed an action alleging that the Company had breached the agreement by developing calpain inhibitors for cerebral vasospasm. In October 1995, the Company and Alkermes agreed to a settlement of the dispute. In connection with the settlement, the Company issued to Alkermes a $1,000,000 three-year promissory note accruing interest semi-annually at the federal funds rate.

Subsequently, the terms of the note were restructured a number of times, with Cortex issuing warrants to Alkermes as a condition for such restructurings. During the month of March 2000, using the proceeds from the exercise of non-related warrants to purchase shares of Cortex common stock, the Company paid Alkermes the remaining balance of principal and accrued interest.

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

Results of Operations

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a pharmaceutical business unit of Akzo Nobel (The Netherlands). The agreement will allow Organon to develop and commercialize the Company's proprietary Ampakine(R) technology for the treatments of schizophrenia and depression. In connection with the agreement, the Company received a $2,000,000 up-front licensing payment. The agreement included research support payments of up to $3,000,000 per year for two years and milestone payments, plus royalty payments on worldwide sales. During the six months ended December 31, 2000, the Company received the remaining scheduled research support from the agreement of $1,287,000.

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

If the study proves effective, Shire has the right to convert its option into an exclusive worldwide license for the Ampakines for ADHD under a development and licensing agreement. Should Shire elect to execute this agreement, Shire will bear all future developmental costs. Cortex would receive an up-front fee, research support, milestone payments based upon successful clinical and commercial development and royalties on sales.

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

From inception (February 10, 1987) through December 31, 2000, the Company has sustained losses aggregating $38,909,000. Continuing losses are anticipated over the next several years, as the Company's ongoing operating expenses will only be offset, if at all, by research support payments and possible milestone payments from its research collaborations with Organon and Servier, by possible payments on exercise of its option agreement with Shire, or under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon, Shire and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company's operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will require successful commercial development of its products by Organon, Shire, Servier or its other prospective partners to attain profitable operations from royalties or other product-based revenues.

The net loss for the three-month period ended December 31, 2000 of $372,000 compares with a net loss of $423,000 for the corresponding prior year period. The net loss for the six-month period ended December 31, 2000 of $1,683,000 compared to a net loss of $714,000 for the corresponding prior year period.

Decreased revenues for the current year periods reflect decreased research support payments from the collaboration with Organon. The two-year research phase of the Organon agreement ended in mid-January 2001, although the Company may receive milestone payments based upon further clinical development and ultimately, royalties on worldwide sales.

During the month of December 2000, the Company initiated the research phase of its agreement with Servier. Research revenues from the Servier agreement are expected to increase in the upcoming quarter, as the Company allocates more staff to the collaboration. With the start of this research phase, Cortex began recording revenue from the $5,000,000 up-front fee paid by Servier. In accordance with Staff Accounting Bulletin No. 101, the revenues related to the up-front fee will be amortized over the three-year research phase of the Servier agreement.

For the three-month period ended December 31, 2000, research and development expenses increased slightly from $914,000 to $949,000, or by 4%, compared to the corresponding prior year period. For the six-month period ended December 31, 2000, research and development expenses increased from $1,666,000 to $2,179,000, or by 31%. Results for the current year period included expenses for manufacturing drug to use in planned clinical trials. In connection with the option agreement signed with Shire in April 2000, Shire will conduct clinical testing of the Ampakine CX516 in patients with Attention Deficit Hyperactivity Disorder (Note 3). Shire has committed to purchase the required study drug from Cortex, which should partially offset the Company's manufacturing costs. Research and development expenses for the current year period also included costs for preparing a Notice of Claimed Investigational Exemption for a New Drug ("IND") and non-cash compensation charges related to stock options repriced in 1998.

General and administrative expenses for the three-month period ended December 31, 2000 decreased from $491,000 to $339,000, or by 31% compared to the corresponding prior year period. This decrease resulted from the reversal of non-cash charges recorded for repriced stock options (Note 1). As required, on July 1, 2000, the Company adopted FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25." Under the Interpretation, repriced options are accounted for as variable from the date of adoption until the options are exercised, forfeited or expire unexercised. As a result of the Interpretation's variable accounting, certain non-cash charges recorded during the three-month period ended September 30, 2000 were reversed during the three-month period ended December 31, 2000. The net reversal of non-cash charges amounted to $145,000.

For the six-month period ended December 31, 2000, general and administrative expenses increased from $858,000 to $1,183,000, or by 38%, compared to the corresponding prior year period. The increase included non-cash charges of $222,000 related to both repriced stock options and stock options issued to consultants, along with costs related to expanded investor relations activities.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Liquidity and Capital Resources; Plan of Operation

From inception (February 10, 1987) through December 31, 2000, Cortex has funded its organizational and research and development activities primarily from the issuance of equity securities, with net proceeds aggregating $38,534,000. Net interest income from inception through December 31, 2000 was $1,833,000.

Research and licensing payments received in connection with the agreement with Organon (Note 2) totaled $9,880,000 through December 31, 2000. Of this amount, Cortex received $1,287,000 during the six months ended December 31, 2000, which represented the remaining scheduled research support payments. Under the terms of the agreement, the Company may also receive milestone payments based on clinical development of the licensed technology and royalties on worldwide sales.

As of December 31, 2000, the Company had cash and cash equivalents totaling $5,693,000 and working capital of $550,000. In comparison, as of June 30, 2000, the Company had cash and cash equivalents of $2,705,000 and working capital of $1,921,000. The increase in cash and cash equivalents reflects receipt of the $5 million non-refundable, up-front payment from the agreement with Servier. The decrease in working capital results from recording this up-front payment as unearned revenue. In accordance with Staff Accounting Bulletin No. 101, the revenue related to the up-front fee will be amortized over the three years of collaborative research included in the Servier agreement.

The Company leases approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2004. The commitments under the lease agreement for the years ending June 30, 2001, 2002, 2003 and 2004 total $262,000, $274,000, $358,000 and $343,000, respectively.

As of December 31, 2000, Cortex had 27,500 outstanding shares of 9% cumulative convertible preferred stock, which accrue cumulative semi-annual dividends at an annual rate of $0.09 per share. To conserve capital for operations, the Company has elected not to distribute the dividends that have accrued from June 1990. Accrued and unpaid dividends as of December 31, 2000 were $27,225.

As of December 31, 2000, Cortex had a total of 22 full-time research and administrative employees. Neither significant increases to staffing nor significant investments in plant or equipment are planned for the upcoming year.

Over the next twelve months the Company is committed to approximately $350,000 of funding for sponsored research in academic laboratories. Remaining commitments for current Phase I/IIa clinical studies on the Company's Ampakine compounds are not significant. Together with its corporate partner, Servier, the Company is planning to conduct a transnational clinical study with the Ampakine CX516 in patients with mild cognitive impairment (MCI). Servier and Cortex expect to share the related costs for this study, which is currently in the planning phase.

In June 2000, the Company received $247,300 from the Institute for the Study of Aging (the "Institute"), which will partially offset the Company's costs for the planned testing in patients with MCI (Note 4). As the funding from the Institute must be used solely for the planned clinical trials, Cortex has recorded the amounts received as restricted cash in the Company's balance sheet. Provided that Cortex complies with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance shall not be required unless Cortex enters an Ampakine into Phase III clinical trials for Alzheimer's disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Cortex anticipates that its cash and cash equivalents, and the scheduled research support payments from Servier (Note 5), will be sufficient to satisfy its capital requirements through June 30, 2002. Additional funds will be required to continue operations beyond that time. Should Shire elect to exercise its option to license the Ampakine technology for the treatment of ADHD (Note
3), the negotiated agreement includes an up-front fee, research support payments, milestone payments and royalties on sales. Cortex may also receive milestone payments from the Organon and Servier agreements. There is no assurance that Shire will exercise its license option or that the Company will receive milestone payments from Organon or Servier within the desired timeframe, or at all.

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


PART II.  OTHER INFORMATION

Item 3.  Defaults upon Senior Securities

In order to conserve capital for operations, the Board of Directors of the Company elected not to distribute the semi-annual dividends that have accrued from June 15, 1990 on the Company's 9% cumulative convertible preferred stock. As of December 31, 2000, accrued and unpaid dividends on the 9% cumulative convertible preferred stock were $27,225.

Item 4.  Submission of Matters to a Vote of Security Holders

On December 12, 2000, the Company held its Annual Meeting of Stockholders, with stockholders holding 15,108,129 shares of common stock (representing 91% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. Robert F. Allnutt, Charles J. Casamento, Carl W. Cotman, Ph.D., Michael G. Grey, Vincent F. Simmon, Ph.D. and Davis L. Temple, Jr., Ph.D. were listed as management's nominees in the Proxy Statement and were elected as directors at the meeting. The votes for each nominee were as follows:

                                       Number of          Number of       Votes
    Name                           Affirmative Votes   Negative Votes   Withheld
    ----                           -----------------   --------------   --------
    Robert F. Allnutt                     15,038,905               --     69,224
    Charles J. Casamento                  15,038,905               --     69,224
    Carl W. Cotman, Ph.D.                 15,038,905               --     69,224
    Michael G. Grey                       15,038,905               --     69,224
    Vincent F. Simmon, Ph.D.              15,038,805               --     69,324
    Davis L. Temple, Jr., Ph.D.           15,038,905               --     69,224

At the meeting, the Company also sought the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 2001. This proposal was approved by 15,076,935 affirmative votes. There were 22,280 negative votes and 8,914 abstentions.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit
         Number     Description
         -----------------------------------------------------------------------

         10.67 Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934).
         10.68 Amendment dated December 17, 1999 to the Employment Agreement dated May 15, 1996, between the Company and Vincent F. Simmon, Ph.D.
         10.69 Employment agreement dated May 17, 2000, between the Company and James H. Coleman.
         10.70 Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended December 31, 2000.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CORTEX PHARMACEUTICALS, INC.



  February 14, 2001             By:    /s/ Maria S. Messinger
                                    ------------------------------
                                    Maria S. Messinger
                                    Vice President and Chief Financial Officer;
                                    Corporate Secretary