Form 10QSB
period 2001-03-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2001-05-11
CIK 849636

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)

  *   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----
      OF 1934 FOR THE QUARTERLY PERIOD ENDED  March 31, 2001
                                              ----------------

______ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

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

               15241 Barranca Parkway, Irvine, California 92618
         (Address of principal executive offices, including zip code)

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

              16,628,221 shares of Common Stock as of May 9, 2001

                         CORTEX PHARMACEUTICALS, INC.
                                     INDEX

                                                                                                        Page Number
                                                                                                        -----------
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Balance Sheets -- March 31, 2001 and June 30, 2000......................................      3

               Statements of Operations -- Three months ended
               March 31, 2001 and 2000 and nine months ended March 31,
               2001 and 2000...........................................................................      4

               Statements of Cash Flows -- Nine months ended
               March 31, 2001 and 2000.................................................................      5

               Notes to Financial Statements...........................................................      6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations;
               Plan of Operation.......................................................................     10

PART II. OTHER INFORMATION

  Item 3.      Defaults on Senior Securities...........................................................     14

  Item 6.      Exhibits and Reports on Form 8-K........................................................     15

SIGNATURES.............................................................................................     15

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                         Cortex Pharmaceuticals, Inc.

                                Balance Sheets

                                                           (Unaudited)               (Note)
                                                          March 31, 2001          June 30, 2000
------------------------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                  $  4,878,926            $  2,704,961
 Restricted cash                                                 247,300                 247,300
 Other current assets                                            346,657                 103,802
                                                            ------------            ------------
  Total current assets                                         5,472,883               3,056,063

Furniture, equipment and leasehold improvements, net             515,902                 398,570
Other                                                             33,407                  33,407
                                                            ------------            ------------
                                                            $  6,022,192            $  3,488,040
                                                            ============            ============

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                           $    255,623            $    469,800
 Accrued dividends                                                27,225                  25,988
 Accrued wages, salaries and related expenses                    132,506                  89,551
 Unearned revenue                                              1,739,467                 302,085
 Advance for Alzheimer's project                                 255,749                 247,300
                                                            ------------            ------------
  Total current liabilities                                    2,410,570               1,134,724

 Unearned revenue                                              2,810,185                      --

Stockholders' equity:
 9% cumulative convertible preferred stock, $0.001
  par value; $1.00 per share liquidation preference;
  shares authorized: 1,250,000; shares issued and
  outstanding: 27,500                                             27,500                  27,500
 Series B convertible preferred stock, $0.001 par value;
  $0.6667 per share liquidation preference; shares
  authorized: 3,200,000; shares issued and
  outstanding: 37,500                                             21,703                  21,703
 Common stock, $0.001 par value; shares authorized:
  30,000,000; shares issued and outstanding:
  16,628,221 (March 31, 2001) and 16,576,174
  (June 30, 2000)                                                 16,627                  16,575
 Deferred compensation                                                --                 (92,000)
 Additional paid-in capital                                   41,927,107              41,637,793
 Deficit accumulated during the development stage            (41,191,500)            (39,258,255)
                                                            ------------            ------------
  Total stockholders' equity                                     801,437               2,353,316
                                                            ------------            ------------
                                                            $  6,022,192            $  3,488,040
                                                            ============            ============

                 See accompanying notes.

Note: The balance sheet as of June 30, 2000 has been derived from the audited financial statements at that date.

                         Cortex Pharmaceuticals, Inc.

                           Statements of Operations
                                  (Unaudited)

                                           Three months ended           Nine months ended
                                                March 31,                     March 31,
                                     ----------------------------   -------------------------
                                            2001             2000          2001          2000
------------------------------       --------------------------------------------------------
Revenues:
 Research and license revenue        $ 1,198,554      $   816,323   $ 2,726,283   $ 2,545,740
 Grant revenue                            41,524           36,165        66,749       131,999
                                     -----------      -----------   -----------   -----------
  Total revenues                       1,240,078          852,488     2,793,032     2,677,739

Operating expenses:
 Research and development              1,038,559          989,348     3,218,006     2,654,919
 General and administrative              526,235          515,478     1,708,904     1,373,636
                                     -----------      -----------   -----------   -----------
  Total operating expenses             1,564,794        1,504,826     4,926,910     4,028,555
                                     -----------      -----------   -----------   -----------
Loss from operations                    (324,716)        (652,238)   (2,133,878)   (1,350,816)
Interest income (expense), net            74,656           (5,289)      200,633       (21,153)
                                     -----------      -----------   -----------   -----------
Net loss                             $  (250,060)     $  (657,627)  $(1,933,245)  $(1,371,969)
                                     ===========      ===========   ===========   ===========

Weighted average common
 shares outstanding                   16,619,789       15,648,534    16,594,236    15,566,024
                                     ===========      ===========   ===========   ===========

Basic and diluted
 loss per share                      $     (0.02)     $     (0.04)  $     (0.12)  $     (0.09)
                                     ===========      ===========   ===========   ===========

                            See accompanying notes.

                         Cortex Pharmaceuticals, Inc.


                           Statements of Cash Flows
                                  (Unaudited)


                                                            Nine months ended
                                                                 March 31,
                                                             2001         2000
                                                         -------------------------
Cash flows from operating activities:
 Net loss                                                $(1,933,245)  $(1,371,969)
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                           109,414       131,452
     Stock option compensation expense                       356,348        32,490
     Warrants issued for debt restructuring                       --       241,500
     Changes in operating assets/liabilities:
       Accounts payable and accrued expenses                (171,222)       59,198
       Unearned revenue                                    4,247,567        17,362
       Other current assets                                 (242,855)       (3,990)
       Other long term liabilities                             8,449      (185,952)
                                                         -----------   -----------
 Net cash provided by (used in) operating activities       2,374,456    (1,079,909)
                                                         -----------   -----------

Cash flows from investing activities:
 Purchase of fixed assets                                   (226,746)      (24,328)
                                                         -----------   -----------
 Net cash used in investing activities                      (226,746)      (24,328)
                                                         -----------   -----------

Cash flows from financing activities:
 Proceeds from issuance of common stock                       26,255     1,612,316
 Principal payments on note payable to Alkermes, Inc.             --      (800,000)
                                                         -----------   -----------
 Net cash provided by financing activities                    26,255       812,316
                                                         -----------   -----------

Increase (decrease) in cash and cash equivalents           2,173,965      (291,921)
Cash and cash equivalents, beginning of period             2,704,961       909,337
                                                         -----------   -----------
Cash and cash equivalents, end of period                 $ 4,878,926   $   617,416
                                                         ===========   ===========


                            See accompanying notes.


                                                                    Page 5 of 15
r

Cortex Pharmaceuticals, Inc.
Notes to Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Item 310(b) of Regulation S-
B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-KSB.

Certain previously reported amounts have been reclassified to conform to the March 31, 2001 presentation.

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

Employee Stock Options

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25." The Interpretation, which has been adopted prospectively as of July 1, 2000, requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company repriced certain stock options on December 22, 1998 by reducing the exercise price to $0.375 per share, the then-current market price of the stock. Prior to adoption of the Interpretation, the Company accounted for these repriced stock options as fixed. Under the Interpretation, the options are accounted for as variable from July 1, 2000 until the options are exercised, forfeited or expire unexercised. During the three months ended March 31, 2001, the effect of adopting the Interpretation was an increase in the net loss of $13,000, or $0.00 per share. For the year-to-date through March 31, 2001, the effect of adopting the Interpretation was an increase in the net loss of $186,000, or $0.01 per share.

New Accounting Standards

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

The Company will record the retroactive effect of the adoption of SAB 101 in the fourth quarter of its fiscal year ending June 30, 2001. Such adoption impacts the accounting for the up-front fee received from the Company's collaboration with Organon (Note 2). The Company estimates that the cumulative effect of the change in accounting principle will result in reduced revenues of approximately $530,000 in prior years, and increased revenues of $530,000 for the fiscal year ending June 30, 2001.

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

In connection with the agreement, the Company received an up-front license payment of $2,000,000. The agreement also included research support payments of up to $3,000,000 per year for two years. During the nine-month period ended March 31, 2001, the Company received the remaining scheduled research support from Organon of $1,287,000.

In May 2000, the Company achieved its first milestone from the agreement when Organon selected a candidate compound to pursue in phase I clinical testing. Achieving this milestone triggered a $2,000,000 payment to Cortex from Organon. Based upon successful clinical development of the licensed technology, Cortex may receive additional milestone payments, plus royalty payments on worldwide sales.

The agreement with Organon included an option to license the Ampakine technology as a potential treatment for depression. Organon exercised this license option in January 2001, thereby committing to annual spending requirements for research in the depression field. As with the license for the treatment of schizophrenia, the Company is entitled to milestone payments based upon clinical development and, ultimately royalties on worldwide sales.


Note 3 -- Option Agreement with Shire Pharmaceuticals Group, plc

In April 2000, the Company entered into an option agreement with Shire Pharmaceuticals Group, plc ("Shire") under which Shire will evaluate the use of the Company's Ampakine CX516 for the treatment of Attention Deficit Hyperactivity Disorder ("ADHD"). Under the terms of the agreement, Shire will perform a double-blind, placebo-controlled evaluation of CX516 in ADHD patients. In exchange for the option, Cortex received $130,000 and issued 254,353 shares of common stock to Shire for $870,000. Shire will be responsible for all costs associated with the clinical trial.

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

As the funding from the Institute must be used solely for the planned clinical trials in MCI patients, Cortex has recorded the amounts received as restricted cash in the Company's balance sheet. Provided that Cortex complies with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance shall be forgiven unless Cortex enters an Ampakine compound into Phase III clinical trials for Alzheimer's disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.


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

Subsequently, the terms of the note were restructured a number of times, with Cortex issuing warrants to Alkermes as a condition for such restructurings. During the month of March 2000, the Company paid Alkermes the remaining balance of the note's principal and accrued interest.

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

Results of Operations

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a pharmaceutical business unit of Akzo Nobel (The Netherlands). The agreement will allow Organon to develop and commercialize the Company's proprietary Ampakine(R) technology for the treatments of schizophrenia and depression (Note 2). During the nine months ended March 31, 2001, the Company received the remaining scheduled research support from the agreement of $1,287,000. The agreement also includes milestone payments based upon successful clinical development, plus royalty payments on worldwide sales.

Under the option agreement signed with Shire Pharmaceuticals Group, plc ("Shire") in April 2000 (Note 3), Shire will evaluate the use of the Company's Ampakine CX516 for the treatment of Attention Deficit Hyperactivity Disorder ("ADHD"). If the study proves effective, Shire has the right to convert its option into an exclusive worldwide license for the Ampakine technology for ADHD under a development and licensing agreement. In such an event, Shire will bear all future developmental costs. Cortex would receive an up-front fee, research support, milestone payments based upon successful clinical and commercial development and royalties on sales.

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

From inception (February 10, 1987) through March 31, 2001, the Company has sustained losses aggregating $39,159,000. Continuing losses are anticipated over the next several years, as the Company's ongoing operating expenses will only be offset, if at all, by research support payments and possible milestone payments from its research collaborations with Organon and Servier, by possible payments on exercise of its option agreement with Shire, or under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon, Shire and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company's operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will require successful commercial development of its products by Organon, Shire, Servier or its other prospective partners to attain profitable operations from royalties or other product-based revenues.

The net loss for the three-month period ended March 31, 2001 of $250,000 compares with a net loss of $658,000 for the corresponding prior year period. The net loss for the nine-month period ended March 31, 2001 of $1,933,000 compared to a net loss of $1,372,000 for the corresponding prior year period.

Increased revenues for the three-month period ended March 31, 2001 include an amortized portion of the $5,000,000 up-front, licensing fee from the agreement with Servier. The revenues from this up-front payment will be recorded evenly over the agreement's three-year research phase, which began in December 2000. Accordingly, the amortized revenues for the three-month period ended March 31, 2001 amounted to $417,000.

For the nine-month period ended March 31, 2001, revenues include the amortized portion of the up-front payment from Servier, along with approximately four months of research support from the collaborative agreement. Revenues from the initiated research support from Servier were partially offset by decreased support from Organon, after the research phase of that agreement ended in mid-January 2001. Although research support payments from Organon are no longer scheduled, under the related agreement, Cortex may receive additional milestone payments based upon successful clinical development and ultimately, royalty payments on worldwide sales.

For the three-month period ended March 31, 2001, research and development expenses increased slightly from $989,000 to $1,039,000, or by 5%, compared to the corresponding prior year period. For the nine-month period ended March 31, 2001, research and development expenses increased from $2,655,000 to $3,218,000, or by 21%. Results for the current year period include $121,000 of non-cash charges for re-priced stock options (Note 1) and for stock option grants to consultants. Research and development expenses for the current year period also include costs for preparing a Notice of Claimed Investigational Exemption for a New Drug ("IND") and expenses for manufacturing drug to use in planned clinical trials. In connection with the option agreement signed with Shire, Shire will conduct clinical testing of the Ampakine CX516 in patients with Attention Deficit Hyperactivity Disorder (Note 3). Shire has committed to purchase the required study drug from Cortex, which will partially offset the Company's manufacturing costs.

General and administrative expenses for the three-month period ended March 31, 2001 increased only slightly from $515,000 to $526,000, or by 2% compared to the corresponding prior year period. For the nine-month period ended March 31, 2001, general and administrative expenses increased from $1,374,000 to $1,709,000, or by 24%, compared to the corresponding prior year period. The increase included non-cash charges of $235,000 related to both re-priced stock options and stock options issued to consultants, along with costs related to expanded investor relations activities.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Liquidity and Capital Resources; Plan of Operation

From inception (February 10, 1987) through March 31, 2001, Cortex has funded its organizational and research and development activities primarily from the issuance of equity securities, with net proceeds aggregating $38,542,000. Net interest income from inception through March 31, 2001 was $1,908,000.

Research and licensing payments received in connection with the agreement with Organon (Note 2) totaled $9,880,000 through March 31, 2001. Of this amount, Cortex received $1,287,000 during the nine months ended March 31, 2001, which represented the agreement's remaining scheduled research support. Under the terms of the agreement, the Company may also receive milestone payments based on clinical development of the licensed technology and royalties on worldwide sales.

Under the agreement with Servier, Cortex received research and licensing payments of $5,641,000 during the nine months ended March 31, 2001. This amount included a $5,000,000 non-refundable, up-front fee and research support of $641,000. The agreement provides research support of up to $2,025,000 per year for three years, plus milestone payments based upon the success of clinical development, and royalties on sales in licensed territories.

As of March 31, 2001, the Company had cash and cash equivalents totaling $4,879,000 and working capital of $3,062,000. In comparison, as of June 30, 2000, the Company had cash and cash equivalents of $2,705,000 and working capital of $1,921,000. The increases as of March 31, 2001 reflect receipt of the $5,000,000 non-refundable, up-front payment from the agreement with Servier in October, 2000. In accordance with Staff Accounting Bulletin No. 101, the revenue related to the up-front fee will be amortized over the three years of collaborative research included in the Servier agreement.

The Company leases approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2004. The commitments under the lease agreement for the years ending June 30, 2001, 2002, 2003 and 2004 total $262,000, $274,000, $358,000 and $343,000, respectively.

As of March 31, 2001, Cortex had 27,500 outstanding shares of 9% cumulative convertible preferred stock, which accrue cumulative semi-annual dividends at an annual rate of $0.09 per share. To conserve capital for operations, the Company has elected not to distribute the dividends that have accrued from June 1990. Accrued and unpaid dividends as of March 31, 2001 were $27,225.

As of March 31, 2001, Cortex had a total of 27 full-time research and administrative employees. Neither significant increases to staffing nor significant investments in plant or equipment are planned for the upcoming year.

Over the next twelve months the Company is committed to approximately $330,000 of funding for sponsored research in academic laboratories. Remaining commitments for current Phase I/IIa clinical studies on the Company's Ampakine compounds are not significant. Together with its corporate partner, Servier, the Company is planning to conduct a transnational clinical study with the Ampakine CX516 in patients with mild cognitive impairment (MCI). Servier and Cortex expect to share the related costs for this study, which is currently in the planning phase.

In June 2000, the Company received $247,300 from the Institute for the Study of Aging (the "Institute"), which will partially offset the Company's costs for the planned testing in patients with MCI (Note 4). Given that Cortex must use the funding from the Institute solely for the planned clinical trials, the Company has recorded the amounts received as restricted cash in its balance sheet. Provided that Cortex complies with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance shall not be required unless Cortex enters an Ampakine compound into Phase III clinical trials for Alzheimer's disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Since March of 1999, the Company's common stock has traded in the over-the counter market on Nasdaq's "Electronic Bulletin Board," under the symbol "CORX." Effective May 9, 2001, Cortex common stock began trading on The American Stock Exchange under the symbol "COR."

Cortex anticipates that its cash and cash equivalents, and the scheduled research support payments from Servier (Note 5), will be sufficient to satisfy its capital requirements through at least June 30, 2002. Additional funds will be required to continue operations beyond that time. Should Shire elect to exercise its option to license the Ampakine technology for the treatment of ADHD (Note 3), the negotiated agreement includes an up-front fee, research support payments, milestone payments and royalties on sales. Cortex may also receive milestone payments from the Organon and Servier agreements. There is no assurance that Shire will exercise its license option or that the Company will receive milestone payments from Organon or Servier within the desired timeframe, or at all.

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


PART II.  OTHER INFORMATION

Item 3.  Defaults upon Senior Securities

In order to conserve capital for operations, the Board of Directors of the Company elected not to distribute the semi-annual dividends that have accrued from June 15, 1990 on the Company's 9% cumulative convertible preferred stock. As of March 31, 2001, accrued and unpaid dividends on the 9% cumulative convertible preferred stock were $27,225.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None.



     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 2001.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CORTEX PHARMACEUTICALS, INC.



  May 11, 2001                By:   /s/ Maria S. Messinger
                                    -------------------------------------------
                                    Maria S. Messinger
                                    Vice President and Chief Financial Officer;
                                    Corporate Secretary
                                    (Chief Accounting Officer)