Form 10KSB40
period 2001-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2001-09-21
CIK 849636

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                  FORM 10-KSB

      X   Annual Report pursuant to Section 13 or 15(d) of the Securities
     ---  Exchange Act of 1934 For the fiscal year ended June 30, 2001
                                                         -------------
                                       OR

          Transition Report pursuant to Section 13 or 15(d) of the Securities
     ___  Exchange Act of 1934 For the transition period from _______________ to
          ______________

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

     Common Stock, $0.001 par value                  The American Stock Exchange
            (Title of Class)                   (Name of Exchange on which Registered)


               Securities registered under Section 12(g) of the
                                     Act:

                        Common Stock, $0.001 par value
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days. YES   X
                                                                           -----
NO____

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X
                               -----

Revenues for the issuer's most recent fiscal year were $4,443,000. The aggregate market value of the voting stock held by non-affiliates as of September 18,2001 was $36,625,957 (based on the last sale price of the common stock as reported by The American Stock Exchange on such date).

As of September 18, 2001, there were 16,629,887 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES_____   NO   X
                                                                         -----

                      DOCUMENTS INCORPORATED BY REFERENCE

PART III: Portions of the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on December 11, 2001.

                               TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART I

Item 1.          Description of Business........................................................        3

Item 2.          Description of Property........................................................       18

Item 3.          Legal Proceedings..............................................................       18

Item 4.          Submission of Matters to a Vote of Security Holders............................       18

PART II

Item 5.          Market for Common Equity and Related Stockholder Matters.......................       19

Item 6.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..................................       20

Item 7.          Financial Statements...........................................................       24

Item 8.          Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure.........................................       24

PART III

Item 9.          Directors, Executive Officers, Promoters and Control Persons;
                 Compliance With Section 16(a) of the Exchange Act..............................       24

Item 10.         Executive Compensation.........................................................       24

Item 11.         Security Ownership of Certain Beneficial Owners
                 and Management.................................................................       24

Item 12.         Certain Relationships and Related Transactions.................................       24

Item 13.         Exhibits and Reports on Form 8-K...............................................       25

Signatures......................................................................................      S-1

Financial Statements ...........................................................................      F-1

Exhibit Index and Exhibits .....................................  (Attached to this Report on Form 10-KSB)

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include, but are not limited to, statements regarding (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of the Company's proposed products and (iv) the need for, and availability of, additional financing.

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

PART I

Item 1.   Description of Business

     Cortex Pharmaceuticals, Inc. ("Cortex" or the "Company") was organized in 1987 to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurodegenerative diseases and other neurological and psychiatric disorders. Since 1993, the primary effort at Cortex has been centered on developing products that affect the AMPA-type glutamate receptor, a complex of proteins that is involved in communication between nerve cells in the human brain. Cortex is developing a family of chemical compounds, known as Ampakine(R) compounds, that enhance the activity of this receptor. Cortex believes that Ampakine compounds hold promise for correcting deficits brought on by a variety of diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter.

     The Ampakine program addresses large potential markets. The Company's commercial development plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of many of its proposed products. The Company may retain the right to eventually market or co-promote Ampakine compounds for selected indications in the United States. If the Company is successful in the pursuit of this partnering strategy, it may be in a position to contain its costs over the next few years, to maintain its focus on the research and early development of novel pharmaceuticals (where it believes that it has the ability to compete) and eventually to participate more fully in the commercial development of its proposed products in the United States.

     In January 1999, the Company entered a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a subsidiary of Akzo Nobel. The agreement grants Organon worldwide rights to develop and commercialize the Company's Ampakine technology for the treatment of schizophrenia and depression. In April 2000, the Company entered into an option agreement with Shire Pharmaceuticals, plc ("Shire") under which Shire will evaluate the use of the Company's Ampakine CX516 for the treatment of Attention Deficit Hyperactivity Disorder ("ADHD"). In October 2000, the Company entered a research collaboration and license agreement with Les Laboratoires Servier ("Servier"). The agreements will allow Servier to develop and commercialize the Company's Ampakine technology as a treatment for memory impairment associated with aging and neurodegenerative diseases in defined territories of Europe, Asia, the Middle East and certain South American countries. The indications covered include, but are not limited to, Alzheimer's disease, Mild Cognitive Impairment, sexual dysfunction and the dementia associated with multiple sclerosis and Lou Gehrig's disease.

     Cortex continues to seek collaborative or licensing arrangements with other pharmaceutical companies. These arrangements may permit other applications of the Ampakine compounds to be advanced into later stages of clinical development and may provide access to the extensive clinical trials management, manufacturing and marketing expertise of such companies. The Company may not be able to secure such arrangements on favorable terms, or at all, and its products may not be successfully developed and approved for marketing by government regulatory agencies.

     In the fiscal years ended June 30, 2001 and 2000, the Company's expenditures on research and development were $4,409,708 and $3,896,627, respectively. The increase in fiscal year 2001 represents expenses related to preparing a Notice of Claimed Investigational Exemption for a New Drug ("IND") and costs for manufacturing the drug for use in planned clinical trials.

AMPA Receptor Program

     In June 1993, Cortex licensed a new class of molecules and technology --the Ampakine technology -- from the University of California. Cortex has subsequently been working to develop and patent new Ampakine molecules and to demonstrate efficacy and safety in a number of potential indications. Ampakine compounds facilitate the activity of the AMPA receptor, which binds the neurotransmitter glutamate. The Ampakine compounds interact in a highly specific manner with the AMPA receptor in the brain, lowering the amount of neurotransmitter required to generate a response, and increasing the magnitude of the response to any given amount of glutamate. It is hoped that this selective amplification of the normal glutamate signal will eventually find utility in the treatment of neurological diseases and disorders characterized by depressed functioning of brain pathways that utilize glutamate as a neurotransmitter.

     It is well known that synaptic connections, including those that utilize glutamate, decline with age. Thus, disorders associated with aging may be amenable to treatment with Ampakine compounds. Two such disorders include Mild Cognitive Impairment and Alzheimer's disease. Schizophrenia and other disorders that may involve neurotransmitter imbalances, including reduced levels of glutamate transmission, may also benefit from AMPA-receptor directed therapeutics. A recently completed study with Ampakine compounds in patients with schizophrenia indicated improvement in a number of symptoms also common to patients with ADHD. The Company and its collaborators have obtained other encouraging preliminary results in animal models of depression, sexual dysfunction and stroke.

Deficits of Memory and Cognition -- Mild Cognitive Impairment and Alzheimer's Disease

     Impairment of memory and cognition is a serious health care problem that is growing as the elderly population continues to increase. While not fatal (except when associated with diseases such as Alzheimer's disease), the incidence and prevalence of cognitive deficits increase inexorably with age. Many elderly individuals are confined to nursing homes because of psychological disorientation and functional difficulties. Pharmaceuticals to alleviate deficits in memory and cognition could potentially enable these elderly individuals to remain independent longer, resulting in substantial savings in health care costs. Cognitive deficit is also associated with a number of other neurodegenerative diseases, including multiple sclerosis, Amyotrophic Lateral Sclerosis and Huntington disease.

     Although disease and physiological malfunctions may be the fundamental cause of severe mental decline, age itself is a contributory factor, with the human brain losing about 10% of its weight over a normal life span. In the cerebral cortex, a great deal of the communication between neurons is mediated by receptors for the neurotransmitter glutamate, including a subtype known as the AMPA receptor. AMPA receptors and synapses decline in number with aging, on average by 25-30% between the ages of 25 and 65, making it more difficult for information to pass through and between areas of the cerebral cortex. Therefore a potential corrective approach to alleviate age-related cognitive deficits is to enhance the activity of the remaining functional AMPA receptors. Ampakine compounds amplify glutamate currents and have been shown to alleviate memory deficits in experiments in both elderly animals and humans.

     Patients with Mild Cognitive Impairment ("MCI") do not meet the clinical criteria for Alzheimer's disease, but do represent the earliest clinically-defined group with memory impairment beyond that expected for normal individuals of the same age and education. It is estimated that there are between 3 and 4 million people with MCI, and that each year approximately 15% to 20% of MCI patients will progress to Alzheimer's disease. However, not all patients with MCI progress to Alzheimer's disease.

     Alzheimer's disease is the best known destroyer of memory, currently afflicting some 4 million Americans and 12 million people worldwide. With the aging of our population, the number of people in the U.S. with Alzheimer's disease is expected to reach 14 million by the middle of this century, unless a treatment is found. According to the Alzheimer's Association, Alzheimer's disease is already the third most expensive disease in the U.S. (after heart disease and cancer), with an estimated annual cost to society of $100 billion and a lifetime cost per patient of $174,000. The impact of an effective treatment, even a symptomatic one, would be enormous.

     It is in the early stages of Alzheimer's disease that Cortex believes Ampakine molecules may play a valuable role, enhancing the effectiveness of the brain cells that have not yet succumbed to the disease. This may help to alleviate the memory and cognitive deficits that make up the early symptoms. There is also a possibility that treatment with Ampakine compounds may slow the progression of Alzheimer's disease. The reason for this is that brain cells, or neurons, require continued input from other brain cells to remain alive. As neurons die, other neurons begin to lose their inputs, hastening their own death. Ampakine compounds may slow the rate at which functional levels of input from other neurons are lost. Research also suggests that Ampakine compounds may increase the production of neurotrophic factors that are known to be protective for nerve cells.

     One of the most compelling of the animal studies conducted to date with the Ampakine compounds involved an assessment of the effects on memory performance in middle-aged rats. A number of researchers have demonstrated that healthy middle-aged rats have significant deficits in memory performance when compared to younger animals. This provides an animal model for age-associated memory impairment in humans. In a study published in Synapse, the authors conducted research involving a maze task with middle-aged and young adult rats. The middle-aged rats showed striking deficits in performance when compared with the young adult animals. When given an Ampakine compound, the performance of the middle-aged rats improved to levels equivalent to those found in young animals.

     Three human clinical safety studies have been completed with the Ampakine CX516 ("Ampalex") in healthy volunteers. In all three studies, CX516 was safe and well-tolerated on acute oral administration and, importantly, indicated statistically-significant positive effects on memory performance.

     The initial study, conducted by AFB Parexel in Berlin, involved single administrations of drug or placebo to a total of 48 healthy young adult volunteers, ranging in age from 18 to 35. The trial was double-blinded and placebo-controlled, and included administering a single dose of drug, in capsule form, to each volunteer. Several dosages of drug were tested and at all dosage levels, the drug was safe and well-tolerated. In addition, analysis of psychological data revealed a highly statistically significant positive effect on a test of memory performance that involved recall of a list of nonsense syllables.

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

     After these encouraging results, Cortex initiated a Phase I/IIa study in patients experiencing deficits of memory and cognition due to Alzheimer's disease. The double-blind, placebo-controlled dose escalation study, which was conducted at the National Institutes of Health in Bethesda, Maryland, involved administration of CX516 to an eventual total of 14 patients for up to 28 days. A preliminary analysis of the data indicates improvement in ADAS-cog and CIBIC plus, two measures used to detect changes in Alzheimer's disease patients.

     In June 2000, Cortex received $247,000 from the Institute for the Study of Aging (the "Institute"), a non-profit foundation based in New York City dedicated to the improvement in quality of life for the elderly. The funds will provide support for the clinical trial conducted with Servier in patients with MCI, as explained more fully below. Data from this study may support the concept of AMPA modulation as a treatment for MCI, and would justify additional, larger trials. In the event that Cortex enters an Ampakine into Phase III clinical studies as a treatment for Alzheimer's disease, Cortex has agreed to repay the funds to the Institute to allow them to assist other biotechnology companies.

     In October 2000, the Company entered a research collaboration and an exclusive license agreement with Servier. The agreements will enable Servier to develop and commercialize Cortex's proprietary Ampakine technology for the treatment of declines in cognitive performance associated with aging and of neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer's disease, MCI, sexual dysfunction, and the dementia associated with multiple sclerosis and Lou Gehrig's disease. The territory covered by the exclusive license excludes North America, allowing Cortex to retain commercialization rights in its domestic market. The territory covered by the agreement also excludes South America (except Argentina, Brazil and Venezuela), Australia and New Zealand. The agreement includes an up-front payment by Servier of $5,000,000, research support payments of up to $2,025,000 per year for three years and milestone payments, plus royalty payments on sales in licensed territories.

     In March 2001, a Food and Drug Association ("FDA") advisory panel concluded that MCI is a distinct condition separate from Alzheimer's disease and a valid target for new therapies -- regardless of whether a new drug slows progression to dementia. The FDA indicated its willingness to approve a drug that can be shown to be safe and effective in improving memory. The decision represents a marked departure from the FDA's prior reluctance to approve such drugs, encouraging Cortex in its pursuit of developing a drug that can treat memory disorders. Cortex has rights to issued or allowed patents in the United States, Mexico and Australia covering the use of any AMPA receptor modulating compounds to improve memory and cognition.

     Together with Servier, Cortex is currently planning a cross-national study of the Ampakine technology as a potential treatment for MCI. A total of 200 patients are projected to enroll in this study, in an estimated 8 clinical centers in the U.S. and in 12 clinical centers in 3 to 4 countries in Europe. Cortex anticipates commencing enrollment in the study in 2002. Servier has agreed to pay most of the costs associated with this trial.

     While the clinical testing of the Ampakine technology initiated by Cortex provided preliminary indications of desired effects on memory and cognition, psychological testing of patients with Alzheimer's disease is subject to a high level of variability. Full-scale Phase II studies designed to achieve significance on broad psychological scales will require larger numbers of patients. Cortex intends that further clinical studies of Ampakine compounds as a treatment for Alzheimer's disease will be conducted in collaboration with its corporate partner, Servier.

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

     The first so-called neuroleptics or conventional anti-psychotics for schizophrenia were developed in the 1950s and 1960s. These drugs, such as chlorpromazine and haloperidol, helped to reduce the positive symptoms of the disease and greatly reduced the need for chronic hospitalization. However, these drugs, which are still in use today, are characterized by troublesome and occasionally life-threatening side effects. One of the most common side effects of conventional anti-psychotics is EPS or "extrapyramidal signs," which include restlessness and tremors. EPS side effects have a strongly negative impact on quality of life and tend to lead to poor patient compliance with medication.

     More recently, a new type of anti-psychotic agent, referred to as atypical due to the virtual lack of EPS side effects, has been developed. Clozapine was the first such drug. It was initially studied in the 1970s, but clinical trials were halted due to the risk of a fatal blood disorder known as agranulocytosis and a dose-dependent risk of seizures. Clozapine was reintroduced in the 1980s, with approval by the FDA for use in patients who cannot be adequately treated with typical neuroleptics, either because of lack of efficacy or side effects. Risperidone and olanzapine are other recent atypical anti-psychotics without agranulocytosis side effects.

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

     Schizophrenia has long been thought to have its biochemical basis in an overactivity of dopamine pathways projecting into an area of the brain known as the striatum. More recently, a developing body of evidence suggests that schizophrenia also involves reduced activity of glutamate pathways projecting into the same area. Cortex began studying whether Ampakine compounds, which increase current flow through the AMPA subtype of glutamate receptor, might have relevance to the treatment of schizophrenia.

     In late 1995, Cortex announced the discovery that an Ampakine compound reduced stereotypic behavior (mechanical repetition of posture or movement) in rats that had been injected with methamphetamine. Reduction of methamphetamine-induced stereotypic behavior is widely used for initial screening of anti-psychotic drugs. Scientists at both the University of California, Irvine and Cortex have since extended this finding to include additional Ampakine molecules. Further, Cortex scientists have demonstrated that Ampakine compounds in combination with either conventional or atypical anti-psychotic drugs have additive or synergistic effects in this model system.

  In January 1999, the Company entered an exclusive worldwide license agreement with Organon. The agreement will enable Organon to develop and commercialize Cortex's proprietary Ampakine technology for the treatment of schizophrenia. Under the agreement, Organon has rights to intellectual property that includes broad medical use patents covering the use of any AMPA receptor modulating compound to treat schizophrenia, either as a monotherapy or in combination with other antipsychotic medications.

     The agreement also included an option for Organon to expand its rights to the technology as a potential treatment for depression. Organon exercised such option in January 2001, thereby committing to specified spending on research in the field using Ampakine compounds.

     The agreement with Organon provided an up-front payment of $2,000,000 and research and development payments of roughly $3,000,000 per year for two years. The agreement also includes milestone payments and royalty payments on worldwide sales. The Company believes that the agreement with Organon will provide an accelerated program to bring the Ampakine technology to market for schizophrenia and depression, if proven safe and effective in clinical trials.

     Shortly after signing the agreement with Organon, in April 1999 the Company reported preliminary results from a study with CX516 in patients with schizophrenia being treated with clozapine. This Phase I/IIa clinical trial, conducted at Massachusetts General Hospital, was designed primarily as a safety study. Extensive testing was also included in an attempt to obtain a preliminary indication that CX516 may effect the psychological parameters that likely contribute to symptoms of the disease, particularly the cognitive symptoms that have thus far been resistant to treatment. Preliminary results indicate that CX516 is reasonably safe in combination with clozapine and improves performance on a number of tests of verbal learning, memory, problem solving and distractability. Interestingly, the improvements noted in CX516-treated patients appeared to persist for a period after cessation of treatment.

     Further clinical testing of the Ampakine compounds in patients with schizophrenia will be conducted by the Company's corporate partner, Organon. Data obtained from the testing performed at Massachusetts General Hospital should be very helpful in the design of such trials. In May 2000, Cortex achieved its first milestone under the related agreement when Organon selected a licensed compound to pursue in Phase I clinical testing, triggering a $2,000,000 payment to Cortex. Shortly after June 30, 2001, Organon informed Cortex of its intent to continue development of the selected compound by entering Phase II clinical testing, triggering a second $2 million milestone payment. Additional payments from the Organon agreement will depend upon the results of the Phase II study.

Attention Deficit Hyperactivity Disorder

     Attention Deficit Hyperactivity Disorder is the most commonly diagnosed disorder of children. The National Institute of Mental Health ("NIMH") estimates that ADHD affects three to five percent of school-age children, with about one child in every classroom in the United States in need of help for this disorder. According to the NIMH, national public school spending on behalf of students with ADHD may have exceeded $3 billion in 1995.

     Symptoms of ADHD include an inability to sustain attention and concentration, along with developmentally inappropriate levels of activity, distractability and impulsivity. Children with the disorder may have functional impairment across multiple settings including home, school and peer relationships. ADHD has also been linked to long-term adverse effects on academic performance, vocational success and social and emotional development. These effects not only impact the individual patients, but also their families, schools and communities. For many, the symptoms and impact of the disorder extend into adulthood.

     Psychostimulants, including amphetamine, methylphenidate and pemoline, represent the most widely researched and commonly prescribed treatments for the disorder. One theory suggests that ADHD stems from difficulties in inhibiting responses to internal and external stimuli. Evidence suggests that those areas of the brain thought to be involved in planning, foresight, and consideration of alternative responses may be under-stimulated in patients with ADHD. Stimulant medication may work on these areas of the brain to increase neural activity to more normal levels.

     Because psychostimulants are more readily available and more frequently prescribed, concerns over their potential overuse and abuse have intensified. Along with the abuse potential, treatments with psychostimulants may result in side effects. According to the National Institutes of Health, some children on these medications may lose weight, have less appetite and temporarily grow more slowly. Others may experience problems falling asleep. Given the lack of consistent improvement beyond the disorder's core symptoms and the deficit of long-term studies, the need remains for additional testing with medications and behavioral treatments.

     In April 1999, the Company reported preliminary results from a study with the Ampakine CX516 in patients with schizophrenia being treated with clozapine. The results noted in CX516-treated patients included improved performance on several tests of memory, problem solving and distractability, as well as a clinical improvement in attention -- symptoms that are also common to patients with ADHD. Based upon these results, the Company believes that Ampakine compounds may represent a novel, non-controlled (not regulated by the Drug Enforcement Agency) approach for treating ADHD patients.

     In April 2000, the Company entered into an option agreement with Shire, under which Shire will evaluate the use of Cortex's Ampakine CX516 for the treatment of ADHD. Under the terms of the agreement, Shire will undertake a double-blind, placebo-controlled evaluation of CX516 in ADHD patients. In addition, Shire purchased $115,000 of study drug from Cortex during the year ended June 30, 2001. Shire will be responsible for all costs associated with the trial. In exchange for the option, Cortex received $130,000; Shire also purchased 254,353 shares of Cortex common stock for $870,000.

     Enrollment in the study began in July 2001, and testing is expected to take approximately one year to complete. If the study proves effective, Shire has the right to convert its option into an exclusive worldwide license for the Ampakine technology for ADHD under a development and licensing agreement. Should Shire elect to execute this agreement, Shire will bear all future developmental costs. Cortex would receive a license fee, milestone payments based on successful clinical and commercial development, research support for additional Ampakine compounds and royalties on sales.

Stroke

     A stroke occurs when a blood clot blocks a blood vessel or artery, or when a blood vessel breaks and interrupts blood flow to the brain. When a stroke occurs, brain cells within the immediate area of damage usually die within minutes to a few hours. When brain cells die, control of functions such as speech, movement and memory may be lost.

     A stroke can happen to anyone, although the risk increases significantly with age. According to the National Stroke Association, two-thirds of all strokes happen to people over the age of 65, with the risk doubling each decade past age 55.

     Treatment of stroke victims represents a critical unmet need. The National Stroke Association estimates that there are nearly four million people in the U.S. who have survived a stroke and are living with the after-effects. Stroke costs the U.S. $30 billion each year, with directs costs of $17 billion for hospitals, physicians and rehabilitation, and indirect costs of $13 billion for lost productivity.

     General recovery guidelines indicate that 35% of stroke survivors recover nearly completely, or with minor impairments. Of the remaining 65% of survivors, 40% suffer moderate to severe impairments, 10% require specialized care in a nursing home or other long-term care facility and 15% die shortly following the stroke.

     Preclinical experiments conducted by Kevin Lee, Ph.D. at the University of Virginia and by two pharmaceutical companies have demonstrated that the Ampakine CX516 can be safely administered to animals under mimicked stroke-like conditions. Additionally, research at Cortex suggests that Ampakine compounds may be neuroprotective -- Ampakine treatment may provide protection to at-risk neurons adjacent to the area of damage following a stroke.

     Ampakine compounds also may improve post-stroke recovery. Nerve cells depend upon active stimulation or communication to maintain function. After a stroke, many neurons lose connections with other cells. Patients must try to recover function by engaging new pathways of nerve cell communication. Ampakine compounds, which enhance communication between nerve cells, may be ideal for the stroke recovery process.

     In May 1999, Cortex received notice of a Phase I Small Business Innovative Research ("SBIR") award of $100,000 from the National Institutes of Health to investigate the Ampakine technology as a potential new stroke therapy. Subsequently, in October 2000 Cortex received notice of a Phase II SBIR award of up to $1,074,000 to continue its research.

     The goals of the research plan include determining if an Ampakine compound administered in advance can reduce damage to neurons in an animal model of stroke; and to determine if the compound reduces damage to the memory of the animals. An Ampakine compound will also be administered after the stroke to determine if there is an improved recovery of memory function. As of June 30, 2001, Cortex had completed approximately 25% of the three-year project.


Calpain Inhibitor Program

     Calpain is a protease, a protein that digests other proteins. It is involved in a variety of biological processes throughout the body and has been implicated in the pathology of several diseases and disorders, including brain damage due to stroke. The Company has certain rights to calpain inhibitor technology, but has shifted more of its resources to its Ampakine technology platform, including the research of its Ampakine compounds as a potential stroke therapy.


Manufacturing

     Cortex has no experience in manufacturing pharmaceutical products and relies, and presently intends to rely, on the manufacturing and quality control expertise of contract manufacturing organizations or prospective corporate partners. There is no assurance that the Company will be able to enter arrangements for manufacturing of its proposed products on favorable terms. However, generally there is an excess of manufacturing capacity and the Ampakine compounds do not have unique manufacturing characteristics.

Marketing

     The Company has no experience in the marketing of pharmaceutical products and does not anticipate having the resources to distribute and broadly market any products that it may develop. The Company will therefore continue to seek commercial development arrangements with other pharmaceutical companies for its proposed products. In entering such arrangements, the Company may seek to retain the right to promote or co-promote products for certain indications in North America. The Company's worldwide licensing agreements with Organon and potential agreement with Shire (see Notes 5 and 6 of Notes to Financial Statements) do not provide Cortex with co-promotional rights. There is no assurance that the Company will be able to enter marketing arrangements in connection with its other licensing activities, or that marketing rights will lead to greater revenues for the Company.

Technology Rights and Collaborative Agreements

AMPA Receptor Modulating Compounds

     In 1993, Cortex entered an agreement with the Regents of the University of California, under which Cortex secured exclusive commercial rights to AMPA-receptor modulating technology and compounds (the Ampakine technology) for the treatment of deficits of memory and cognition. The agreement later was expanded to include additional indications. The Company paid an initial license fee and is obligated to make additional payments, including license maintenance fees and patent expense reimbursements creditable against future royalties, over the course of initiating and conducting human clinical testing and obtaining regulatory approvals. When and if sales of licensed products commence, the Company will pay royalties on net sales.

Patents and Proprietary Rights

     The Company is aggressively pursuing patent protection of its technologies. Cortex owns or has exclusive rights (within its areas of product development) to approximately 30 issued or allowed U.S. and foreign patents and a number of additional U.S. patent applications and their international counterparts.

     In April 1999, Cortex received a patent that covers the Company's Ampakine compounds -- as well as compounds made by others -- for the treatment of memory and cognition. This patent allows Cortex and its licensees to exclude others in the United States from making and selling AMPA-receptor modulating compounds for the treatment of memory or dementia, including Alzheimer's disease. The Company believes that the coverage also extends to psychiatric conditions with cognitive disturbances including depression, obsessive compulsive disorder, attention deficit disorder, and phobic disorders. In June 2000, Cortex received a notice of allowance for a similar patent filed in Mexico. In 1998, Cortex received a United States patent that contained a broad claim for any AMPA-modulating compound to treat schizophrenia. Other recently allowed or issued patents include claims for enhancing neurotrophic factor expression, which may restore the size and function of aged neurons, and claims for the use of AMPA receptor modulating compounds, regardless of structure, to treat sexual dysfunction.

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

Government Regulation

     In order to test, produce and market human therapeutic products in the United States, mandatory procedures and safety standards established by the FDA must be satisfied. Obtaining FDA approval is a costly and time-consuming process. Cortex has initiated Phase I (safety) testing in Europe. In the U.S., the Company has conducted or is now conducting Phase I/IIa studies with CX516 in patients with schizophrenia and Alzheimer's disease. Clinical trials in the U.S. were and are performed under Notices of Claimed Investigational Exemption for a New Drug ("IND") filed with the FDA by the Company's clinical collaborators. Cortex filed an IND for CX516 in the name of the Company in the fall of 2000. It is the Company's intent that Organon, Shire, Servier or other pharmaceutical company partner or partners that the Company is seeking, will pursue other required regulatory approvals to conduct further clinical testing.

     Clinical trials are normally conducted in three phases. Phase I trials are concerned primarily with safety of the drug, involve fewer than 100 subjects, and may take from six months to over a year. Phase II trials normally involve a few hundred patients. Phase II trials are designed primarily to demonstrate effectiveness and to determine optimal dosing in treating or diagnosing the disease or condition for which the drug is intended. Short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials may involve up to several thousand patients who have the disease or condition for which the drug is intended, to approximate more closely the conditions of ordinary medical practice. Phase III trials are also designed to clarify the drug's benefit-risk relationship, to uncover less common side effects and adverse reactions, and to generate information for proper labeling of the drug. The FDA receives reports on the progress of each phase of clinical testing, and may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients. The FDA estimates that the clinical trial period of drug development can take up to ten years, and averages five years. With certain exceptions, once clinical testing is completed, the sponsor can submit a New Drug Application ("NDA") for approval to market a drug. The FDA's review of an NDA can also be lengthy.

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

Employees

     As of June 30, 2001, Cortex had 28 full-time employees and had engaged one part-time DVM-level, one part-time M.D.-level and two part-time Ph.D.-level scientific consultants. Of the 28 full-time employees, 22 are engaged in research and development, of which eight are Ph.D.-level or equivalent, and six are engaged in management and administrative support. The Company also sponsors a substantial amount of research in academic laboratories, primarily at the University of California, Irvine.


Risk Factors

     In addition to the other matters set forth in this Report, our continuing operations and the price of our Common Stock are subject to the following risks:

If we cannot raise capital on acceptable terms, we may need to significantly curtail our operations.

     Without further infusions of capital, we anticipate that we have sufficient funds to maintain our operations through at least June 30, 2002. We will require additional funds to continue our operations beyond that time. We cannot say with any amount of certainty that we will be able to obtain the additional needed funds on reasonable terms, or at all. If we decide to raise additional funds by issuing more of our securities, stockholders at the time of issuance will experience a dilution to the value of their securities.

     Should Shire elect to exercise its option to license the Ampakine technology for the treatment of Attention Deficit Hyperactivity Disorder, Shire will be required to pay an up-front fee, research support payments, milestone payments and royalties on sales. Additional funds may result from milestone payments related to our agreements with Organon and Servier. There is no assurance that Shire will exercise its license option or that we will receive milestone payments from Organon or Servier within the desired time frame, or at all.

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

     Along with seeking additional corporate alliances, we may raise capital through the sale of debt or equity securities. There is no assurance that funds will be available on favorable terms, or at all. If we issue equity securities to raise additional capital, our existing stockholders will likely suffer dilution of their percentage ownership.

A significant percentage of our revenues come from our agreements with Organon and Servier, respectively, and if either or both agreements were terminated, our financial condition could be seriously impaired.

     We are dependent on future payments from Organon and Servier to continue the development and commercialization of our Ampakine technology. Under the agreement with Organon that we entered in January 1999, we share the research efforts. Organon has primary responsibility for developing and commercializing Ampakine compounds for use in the treatment of schizophrenia and depression. The agreement provided an up-front payment by Organon of $2,000,000 and research support payments of roughly $3,000,000 per year for two years. The agreement also includes milestone payments, plus royalty payments on a worldwide basis. We achieved the first milestone from the agreement in May 2000, which triggered a $2,000,000 payment to us from Organon. Shortly after June 30, 2001, we achieved the second milestone from the agreement, triggering Organon's payment to us of another $2,000,000. Under the terms of the agreement, Organon has the right at any time to terminate the agreement upon four months' prior notice. If Organon were to discontinue its financial support, we might not be able to continue the development of our Ampakine technology as a potential treatment for patients with schizophrenia and depression.

     Under the agreement with Servier that we entered into in October 2000, we share the research efforts. Servier has primary responsibility for developing and commercializing Ampakine compounds for use in the treatment of memory impairment associated with aging, and of neurodegenerative diseases such as Alzheimer's disease. The agreement includes an up-front payment of $5,000,000 and research support payments of up to $2,025,000 per year for three years (subject to us providing agreed-upon levels of research). The agreement also includes milestone payments, plus royalty payments on sales in licensed territories. Under the terms of the agreement, Servier has the right to terminate the agreement in the case of a merger or acquisition involving us and a third party. Servier also has the right to terminate the agreement upon six months' prior notice at any time after the research phase of the collaboration. The agreement defines the research phase as a minimum of three years. In addition, Servier has the right to terminate the related research and development in the event that we materially breach the agreement. If Servier were to discontinue its financial support, we might not be able to continue the development of our Ampakine technology for the applications licensed to Servier and our financial condition could be seriously impaired.

We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

     Since our formation on February 10, 1987 through June 30, 2001, we have generated only modest operating revenues and we have incurred net losses approximating $39,899,000. As of June 30, 2001, we had an accumulated deficit of approximately $41,932,000. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. It is possible that we will never achieve profitable operations. We will require substantial additional funds to advance our research and development programs, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products.

We may not be able to enter into the strategic alliances necessary to fully develop and commercialize our products and technologies, and we will be dependent on our corporate partners if we do.

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

We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies.

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

Our products rely on licenses from the Regents of the University of California, and if we lose access to these technologies, our revenues could decline.

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

If we fail to secure adequate intellectual property protection, it could significantly harm our financial results and ability to compete.

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

     We also rely on trade secrets and confidential information that we try to protect by entering into confidentiality agreements with other parties. We cannot assure you that any of the confidentiality agreements will be honored, or, if breached, that we would have enough remedies to protect the confidential information. Further, we cannot assure you that our competitors will not independently learn our trade secrets or develop similar or superior technologies. To the extent that our consultants, key employees or others apply technological information independently developed by them or by others to our projects, disputes may arise regarding the proprietary rights to such information. We cannot assure you that such disputes will be resolved in our favor.

There is a large number of shares of common stock that may be sold upon exercise or conversion of outstanding securities, which may depress the market price of our stock.

     If all outstanding warrants and options are exercised prior to their expiration, approximately 2.7 million additional shares of common stock could become freely tradable without restriction. A total of 5,679 shares of common stock are issuable upon conversion of currently outstanding 9% preferred stock and Series B preferred stock. On issuance, such shares will be freely tradable. Sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock.

We face intense competition that could result in products that are superior to the products that we are developing.

     Our business is characterized by intensive research efforts. Our competitors include many companies, research institutes and universities that are working in a number of pharmaceutical or biotechnology disciplines to develop therapeutic products similar to those we are currently investigating. Most of these competitors have substantially greater financial, technical, manufacturing, marketing, distribution and/or other resources than we do. In addition, many of our competitors have experience in performing human clinical trials of new or improved therapeutic products and obtaining approvals from the FDA and other regulatory agencies. We have no experience in conducting and managing later-stage clinical testing or in preparing applications necessary to obtain regulatory approvals. Accordingly, it is possible that our competitors may succeed in developing products that are safer or more effective than those that we are developing and may obtain FDA approvals for their products faster than we can. We expect that competition in this field will continue to intensify.

We may be unable to recruit and retain our senior management and other key technical personnel on whom we are dependent.

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

If we are unable to maintain our relationships with academic consultants and the University of California, Irvine, our business could suffer.

     We depend upon our relationships with academic consultants, particularly Dr. Gary S. Lynch of the University of California, Irvine. Dr. Lynch plays a role in guiding our research. In addition, we sponsor preclinical research in Dr. Lynch's laboratories at the University of California, Irvine that is part of our product development and corporate partnering profile. If our relationship with Dr. Lynch or the University of California, Irvine was disrupted, our AMPA-receptor research program could be adversely affected. Our agreements with Dr. Lynch and our other consultants are generally terminable by the consultant on short notice.

The regulatory approval process is expensive, time consuming, uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products.

     The FDA and other similar agencies in foreign countries have substantial requirements for therapeutic products. Such requirements often involve lengthy and detailed laboratory, clinical and post-clinical testing procedures and are expensive to complete. It often takes companies many years to satisfy these requirements, depending on the complexity and novelty of the product. The review process is also extensive which may delay the approval process even more. As of yet, we have not obtained any approvals to market our products. Further, we cannot assure you that the FDA or other regulatory agency will grant us approval for any of our products on a timely basis, if at all. Even if regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems may result in restrictions on marketing or withdrawal of the product from the market.


Our stock price may be volatile and our common stock could decline in value.

     We are in the biopharmaceutical industry and the market price of securities of life sciences companies in general has been very unpredictable. The following factors, in addition to factors that affect that market generally, could significantly impact our business, and the market price of our common stock could fall:

     . competitors announcing technological innovations or new commercial products
     . competitors' publicity regarding actual or potential products under development
     .  regulatory developments in the United States and foreign countries
     . developments concerning proprietary rights, including patent litigation . public concern over the safety of therapeutic products

We are subject to anti-takeover provisions that could affect the market price of our common stock.

     Certain provisions of our certificate of incorporation could make it more difficult for a third party to acquire control of our business, even if such change in control would be beneficial to our stockholders. Our certificate of incorporation allows our board of directors to issue up to 549,100 shares of preferred stock without stockholder approval. Any such issuance could make it more difficult for a third party to acquire our business and may adversely affect the market price of our common stock.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001, through the solicitation of proxies or otherwise.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     The Company's common stock (AMEX symbol: COR) began trading on The American Stock Exchange on May 9, 2001. From March 17, 1999 to May 8, 2001, the Company's common stock was listed on the OTC Bulletin Board. Prior to March 17, 1999, the Company's common stock was listed on the Nasdaq SmallCap Market. The following table presents quarterly information on the high and low sales prices of the common stock for the fiscal years ended June 30, 2001 and 2000.

                                                              High    Low
                                                              ----    ---

  Fiscal Year ended June 30, 2001

  Fourth Quarter........................................... $ 3.30  $ 1.50
  Third Quarter............................................   2.75    1.44
  Second Quarter...........................................   3.63    1.41
  First Quarter............................................   4.50    2.47

  Fiscal Year ended June 30, 2000

  Fourth Quarter........................................... $ 5.06  $ 2.25
  Third Quarter............................................   8.13    0.69
  Second Quarter...........................................   0.88    0.66
  First Quarter............................................   1.03    0.59

     Information for the periods referenced above has been furnished by The American Stock Exchange and the OTC Bulletin Board. The quotations furnished by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     As of June 30, 2001, there were 553 stockholders of record of the Company's common stock, and approximately 8,300 beneficial owners. The high and low sales prices for the Company's common stock on September 18, 2001, as reported by The American Stock Exchange, were $2.50 and $2.00, respectively.

     The Company has never paid cash dividends on its common stock and does not anticipate paying such dividends in the foreseeable future. The outstanding shares of 9% Preferred Stock bear a fixed dividend of $0.09 per share per annum, which accrues in equal semiannual installments on June 15 and December 15 of each year and which must be paid in full before any dividends can be paid on the common stock. At June 30, 2001, Cortex had paid all accrued dividends on the currently outstanding 9% Preferred Stock. The payment of future dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including the Company's financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operation

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere herein.

Results of Operations

From inception (February 10, 1987) through June 30, 2001, the Company's revenue has consisted of (i) $15,884,000 of license fees and research and development funding, (ii) net interest income aggregating $1,962,000 and (iii) $513,000 of grant revenue.

In January 1999, the Company entered a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a pharmaceutical business unit of Akzo Nobel (The Netherlands). The agreement will allow Organon to develop and commercialize the Company's proprietary Ampakine(R) technology for the treatment of schizophrenia and depression.

During the year ended June 30, 2000, the Company recorded research revenues of $3,284,000, reimbursement for study drug of $75,000 and a milestone payment of $2,000,000 from its agreement with Organon. The milestone was triggered by Organon's selection of a compound to pursue in Phase I clinical testing as a potential treatment for schizophrenia. During the year ended June 30, 2001, revenues related to the agreement included the remaining scheduled research support of $1,470,000.

Shortly after June 30, 2001, Organon informed Cortex of its intent to continue developing the selected compound in Phase II clinical testing, triggering a $2,000,000 payment to Cortex from Organon. Cortex remains eligible to receive additional milestone payments based upon successful clinical development, and ultimately, royalty payments on worldwide sales.

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

If the study proves effective, Shire has the right to convert its option into an exclusive worldwide license for the Ampakine molecules and technology for ADHD under a development and licensing agreement. Should Shire elect to execute this agreement, Shire will bear all future developmental costs. Cortex would receive an up-front fee, milestone payments based upon successful clinical and commercial development, research support for additional Ampakine molecules and royalties on sales.

In October 2000, the Company entered a research collaboration and an exclusive license agreement with Les Laboratoires Servier ("Servier"). The agreement will allow Servier to develop and commercialize the Company's Ampakine technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer's disease, Mild Cognitive Impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Lou Gehrig's disease. During the year ended June 30, 2001, Servier paid Cortex a nonrefundable up-front fee of $5,000,000 and research support of $1,654,000. The agreement includes research support payments of up to $2,025,000 per year for three years (subject to Cortex providing agreed-upon levels of research personnel). The agreement also includes milestone payments, plus royalty payments on sales in licensed territories.

From inception (February 10, 1987) through June 30, 2001, the Company sustained losses aggregating $39,899,000. Due to projected fluctuations in funding, continuing losses are likely over the next several years, as the Company's ongoing operating expenses will only be offset, if at all, by research support payments and possible milestone payments from its research collaborations with Organon and Servier, by possible payments on exercise of its option agreement with Shire, or under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon, Servier and Shire agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company's operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will require successful commercial development of its products by Organon, Servier, Shire or its other prospective partners to attain sustained profitable operations from royalties or other product-based revenues.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Fiscal Years ended June 30, 2001 and 2000

For the year ended June 30, 2001, the Company's loss from operations was $2,398,000 compared to a loss from operations of $203,000 for the prior year. The difference primarily represents decreased revenues from the research collaboration with Organon.

Revenues for the prior year included a $2,000,000 milestone payment, triggered when Organon selected a lead compound to pursue in Phase I clinical testing. Revenues for the prior year also included a full-year of Organon research revenues. The collaborative research phase of the Organon agreement ended in mid-January 2001, producing roughly a half-year of research revenues in the current fiscal year.

During the year ended June 30, 2001, revenues related to the agreement with Servier partially offset the decreased revenues from the agreement with Organon. Cortex received a $5,000,000 nonrefundable, up-front payment from Servier in October 2000. In accordance with Staff Accounting Bulletin No. 101 ("SAB 101"), revenues related to the up-front payment are being recorded over the three-year research phase of the agreement, which began in December 2000. As a result, approximately $940,000 of the $5,000,000 received was recorded as licensing revenues during the current fiscal year. The agreement with Servier also provided current year research revenues of $1,148,000.

Research and development expenses increased to $4,410,000, or by 13%, during the year ended June 30, 2001 compared to the prior year. Most of the increase related to costs for preparing a Notice of Claimed Investigational Exemption for a New Drug ("IND") and expenses for manufacturing drug for use in planned clinical trials.

General and administrative expenses amounted to $2,431,000 for the year ended June 30, 2001, increasing 34% from the prior year. Most of the increase represents costs related to expanded investor relations activities, initial listing fees for The American Stock Exchange and salary expenses related to the addition of a business development executive late in fiscal 2000.


Plan of Operation; Liquidity and Capital Resources

Cortex has funded its organizational and research and development activities to date primarily from the issuance of equity securities, with net proceeds from inception (February 10, 1987) through June 30, 2001 aggregating $38,542,000. Net interest income from inception through June 30, 2001 was $1,962,000.

Research and licensing payments received in connection with the agreement with Organon totaled $9,880,000 through June 30, 2001. Of this amount, Cortex received $1,287,000 during the year ended June 30, 2001, which represented the agreement's remaining scheduled research support. Shortly after June 30, 2001, Cortex received notice from Organon of its intent to enter Phase II testing of the selected

Ampakine compound, triggering a $2,000,000 payment to Cortex. Under the terms of the agreement, Cortex may receive additional milestone payments based on clinical development of the licensed technology and royalties on worldwide sales.

Under the agreement with Servier, Cortex received research and licensing payments of $6,654,000 during the year ended June 30, 2001. This amount included a $5,000,000 nonrefundable, up-front fee and research support of $1,654,000. The agreement provides research support of up to $2,025,000 per year for three years, plus milestone payments based upon successful clinical development, and royalties on sales in licensed territories.

In October 2000, Cortex received notice of a Phase II Small Business Innovative Research award from the National Institutes of Health. The award will provide up to $1,074,000 over a three-year period and will offset the Company's expenses in researching its Ampakine compounds as a potential new therapy for stroke.

As of June 30, 2001, the Company had cash, cash equivalents and short-term investments totaling $4,558,000 and working capital of $1,984,000. As of June 30, 2000, the Company had cash, cash equivalents and short-term investments of $2,705,000 and working capital of $1,921,000.

The increase in cash as of June 30, 2001 primarily reflects the receipt of the $5,000,000 nonrefundable, up-front payment from the agreement with Servier in October 2000. Working capital did not increase correspondingly due to the impact of SAB 101. In accordance with SAB 101, the revenue related to the up-front fee will be amortized over the agreement's three-year collaborative research phase, which began in December 2000. As of June 30, 2001, current liabilities related to the Servier agreement include unearned revenues of $1,667,000 from the nonrefundable, up-front fee and $506,000 of quarterly research support received in advance.

The Company leases approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2004. The commitments under the lease agreement for the years ending June 30, 2002, 2003 and 2004 are $274,000, $358,000 and $343,000, respectively. From inception
(February 10, 1987) through June 30, 2001, net expenditures for furniture, equipment and leasehold improvements aggregated $2,500,000.

The Company is committed to $989,000 for sponsored research and other remuneration to academic institutions, of which $554,000 is payable over the next twelve months. Remaining Cortex commitments for Phase I/IIa clinical studies on the Ampakine compounds are not significant.

In July 2001, Shire began enrollment in a Phase IIb study of the Ampakine technology as a potential treatment for Attention Deficit Hyperactivity Disorder. Shire is responsible for all costs associated with the clinical trial. Together with its corporate partner, Servier, the Company is planning to conduct a transnational clinical study with the Ampakine CX516 in patients with Mild Cognitive Impairment (MCI). Servier is expected to incur the bulk of the costs for this study, which is currently in the planning phase.

As of June 30, 2001, Cortex had 28 full-time employees. Neither significant investments in plant or equipment nor increases to staffing levels are contemplated under current spending plans for the upcoming fiscal year.

In June 2000, the Company received $247,300 from the Institute for the Study of Aging (the "Institute"), which will partially offset the Company's costs for the planned testing in patients with MCI (Note 8). Given that Cortex must use the funding from the Institute solely for the planned clinical trials, the Company has recorded the amounts received as restricted cash in its balance sheet. Provided that Cortex complies with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance shall not be required unless Cortex enters an Ampakine compound into Phase III clinical trials for Alzheimer's disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Between March 17, 1999 and May 8, 2001, the Company's common stock was traded in the over-the counter market on Nasdaq's "Electronic Bulletin Board," under the symbol "CORX." Effective May 9, 2001, Cortex common stock began trading on The American Stock Exchange under the symbol "COR."

Cortex anticipates that its cash and cash equivalents -- and the Organon milestone payment and scheduled research support payments from its agreements with Servier -- will be sufficient to satisfy the Company's capital requirements through at least June 30, 2002. Additional funds will be required to continue operations beyond that time. Should Shire elect to exercise its option to license the Ampakine technology for the treatment of ADHD, the negotiated agreement includes an up-front fee, research support payments, milestone payments and royalties on sales. Cortex may also receive additional milestone payments from the Organon and Servier agreements. There is no assurance that Shire will exercise its license option or that the Company will receive milestone payments from Organon or Servier within the desired timeframe, or at all. See "Risk Factors -- If we cannot raise capital on acceptable terms, we may need to significantly curtail our operations."

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



PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The sections entitled "Nominees for Director," "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" included in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated herein by reference.

Item 10.  Executive Compensation

The sections entitled "Executive Compensation," "Option Matters," "Employment and Consulting Agreements" and "Director Compensation" included in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The section entitled "Principal Stockholders" included in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

The section entitled "Certain Transactions" included in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders is incorporated herein by reference.

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

  Exhibit
  Number  Description
--------------------------------------------------------------------------------

 10.66 Option Agreement between the Company and Shire Pharmaceuticals Group, plc dated April 20, 2000, incorporated by reference to Exhibit 10.66 of the Company's quarterly report on Form 10-QSB as filed on May 12, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934.)
 10.67 Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934).
 10.68 Amendment dated December 17, 1999 to the Employment Agreement dated May 15, 1996, between the Company and Vincent F. Simmon, Ph.D., incorporated by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-QSB filed February 12, 2001.
 10.69    Employment agreement dated May 17, 2000, between the Company and James
          H. Coleman, incorporated by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-QSB filed February 12, 2001.
 10.70 Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-QSB filed February 12, 2001.
  21 Subsidiaries of the Registrant, incorporated by reference to the same numbered Exhibit to the Company's Annual Report on Form 10-KSB filed October 13, 2000.
 23.1     Consent of Ernst & Young LLP, independent auditors.
  24      Power of Attorney (see page S-1).

____________________

* Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.

    (b)   Reports on Form 8-K

          On May 2, 2001, the Company filed a report on 8-K announcing that it was approved for trading on the American Stock Exchange under the symbol COR. No other reports on Form 8-K were filed during the quarter ended June 30, 2001.

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

                                    CORTEX PHARMACEUTICALS, INC.


                               By:  /s/ Vincent F. Simmon, Ph.D.
                                    ----------------------------
                                    Vincent F. Simmon, Ph.D.
                                    President and Chief Executive Officer

We, the undersigned directors and officers of Cortex Pharmaceuticals, Inc., do hereby constitute and appoint each of Vincent F. Simmon, Ph.D. and Maria S. Messinger as our true and lawful attorney-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                            Title                                         Date
          ---------                            -----                                         ----
  /s/ Vincent F. Simmon, Ph.D.              President and Chief                         September 21, 2001
---------------------------------               Executive Officer, Director
       Vincent F. Simmon, Ph.D.
    (Principal Executive Officer)


  /s/ Maria S. Messinger                    Vice President, Chief Financial             September 21, 2001
---------------------------------               Officer and Secretary
  Maria S. Messinger
  (Principal Financial and
  Accounting Officer)

  /s/ Robert F. Allnutt                     Chairman of the Board                       September 21, 2001
---------------------------------               and Director
  Robert F. Allnutt

  /s/ Charles J. Casamento                  Director                                    September 21, 2001
---------------------------------
  Charles J. Casamento


  /s/ Carl W. Cotman, Ph.D.                 Director                                    September 21, 2001
---------------------------------
  Carl W. Cotman, Ph.D.

  /s/ Michael G. Grey                       Director                                    September 21, 2001
---------------------------------
  Michael G. Grey

  /s/ Davis L. Temple, Jr., Ph.D.           Director                                    September 21, 2001
---------------------------------
  Davis L. Temple, Jr., Ph.D.

Index to Financial Statements

                                                                                                               Page
                                                                                                               ----
         Report of Independent Auditors...................................................................      F-2

         Balance Sheets-- As of June 30, 2001 and 2000....................................................      F-3

         Statements of Operations-- For the years ended
            June 30, 2001 and 2000........................................................................      F-4

         Statements of Stockholders' Equity-- For the period from
            June 30, 1999 through June 30, 2001...........................................................      F-5

         Statements of Cash Flows-- For the years ended
            June 30, 2001 and 2000 .......................................................................      F-6

         Notes to Financial Statements....................................................................      F-7

         Report of Independent Auditors


         The Stockholders and Board of Directors
         Cortex Pharmaceuticals, Inc.

         We have audited the accompanying balance sheets of Cortex Pharmaceuticals, Inc. (the "Company") as of June 30, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortex Pharmaceuticals, Inc. at June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 1 to the financial statements, in 2001 the Company changed its revenue recognition policy.

                                                       /s/   Ernst & Young LLP


         San Diego, California
         July 20, 2001

Cortex Pharmaceuticals, Inc.
Balance Sheets

                                                               June 30, 2001     June 30, 2000
----------------------------------------------------------------------------------------------
     Assets

     Current assets:
       Cash and cash equivalents                               $   4,557,516     $   2,704,961
       Restricted cash                                               192,300           247,300
       Other current assets                                          260,679           103,802
                                                               -------------     -------------
          Total current assets                                     5,010,495         3,056,063

     Furniture, equipment and leasehold improvements, net            496,586           398,570
     Other                                                            33,407            33,407
                                                               -------------     -------------
                                                               $   5,540,488     $   3,488,040
                                                               =============     =============
     Liabilities and Stockholders' Equity

     Current liabilities:
       Accounts payable                                        $     391,784     $     469,800
       Accrued dividends                                                  --            25,988
       Accrued wages, salaries and related expenses                  146,676            89,551
       Unearned revenue                                            2,230,117           302,085
       Advance for Alzheimer's project                               258,110           247,300
                                                               -------------     -------------
          Total current liabilities                                3,026,687         1,134,724

     Unearned revenue, net of current portion                      2,393,518                --

     Stockholders' equity:
       9% cumulative convertible preferred stock,
          $0.001 par value; $1.00 per share liquidation
          preference; shares authorized: 1,250,000;
          shares issued and outstanding: 15,000 (2001)
          and 27,500 (2000)                                           15,000            27,500
       Series B convertible preferred stock, $0.001
          par value; $0.6667 per share liquidation
          preference; shares authorized: 3,200,000;
          shares issued and outstanding: 37,500                       21,703            21,703
       Common stock, $0.001 par value; shares
          authorized: 30,000,000; shares issued and
          outstanding: 16,629,887 (2001) and
          16,576,174 (2000)                                           16,629            16,575
       Deferred compensation                                              --           (92,000)
       Additional paid-in capital                                 41,998,545        41,637,793
       Accumulated deficit                                       (41,931,594)      (39,258,255)
                                                               -------------     -------------
          Total stockholders' equity                                 120,283         2,353,316
                                                               -------------     -------------
                                                               $   5,540,488     $   3,488,040
                                                               =============     =============

              See accompanying notes.

Cortex Pharmaceuticals, Inc.
Statements of Operations

                                                                 Years ended June 30,
                                                            ------------------------------
                                                                     2001             2000
         ---------------------------------------------------------------------------------
         Revenues:
           Research and license revenue                     $   4,263,986    $   5,369,488
           Grant revenue                                          178,849          138,999
                                                            -------------    -------------
             Total revenues                                     4,442,835        5,508,487
                                                            -------------    -------------

         Operating expenses:
           Research and development                             4,409,708        3,896,627
           General and administrative                           2,431,321        1,814,632
                                                            -------------    -------------
             Total operating expenses                           6,841,029        5,711,259
                                                            -------------    -------------
         Loss from operations                                  (2,398,194)        (202,772)
         Interest income, net                                     254,855            5,370
                                                            -------------    -------------

         Loss before cumulative effect of
           change in accounting principle                      (2,143,339)        (197,402)
                                                            -------------    -------------
         Cumulative effect of change in
           accounting principle                                  (530,000)              --
                                                            -------------    -------------

         Net loss before preferred stock dividends             (2,673,339)        (197,402)

         Dividends on 9% Cumulative
           Convertible Preferred Stock                            (10,462)           2,475
                                                            -------------    -------------
         Net loss applicable to common stock                $  (2,662,877)   $    (199,877)
                                                            =============    =============

         Basic and diluted net loss per share:
           Loss before cumulative effect of
             change in accounting principle                 $       (0.13)   $       (0.01)
           Cumulative effect of change in
             accounting principle                                   (0.03)              --
                                                            -------------    -------------
         Net loss per share, basic and diluted              $       (0.16)   $       (0.01)
                                                            =============    =============

         Shares used in basic and diluted calculation          16,602,846       15,795,595
                                                            =============    =============

               See accompanying notes.

Cortex Pharmaceuticals, Inc.
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       9%     Series B
                                                              convertible  convertible                   Additional
                                                                preferred    preferred       Common         paid-in      Deferred
                                                                    stock        stock        stock         capital  compensation
     ----------------------------------------------------------------------------------------------------------------------------
     Balance, June 30, 1999                                     $  27,500    $  43,405    $  15,519    $ 38,811,100     $      --

        Issuance of 496,459 shares of common stock upon
           exercise of warrants                                        --           --          496       1,501,844            --
        Issuance of 302,301 shares of common stock upon
           exercise of stock options                                   --           --          303         113,049            --
        Issuance of 254,353 shares of common stock to
           Shire Pharmaceuticals Group, plc                            --           --          254         826,586            --
        Conversion of 37,500 shares of Series B preferred
           stock into 3,679 shares of common stock                     --      (21,702)           3          21,699            --
        Issuance of warrants to purchase 200,000 shares
           of common stock                                             --           --           --         241,500            --
        Issuance of stock options to consultants                       --           --           --          92,000       (92,000)
        Extension of stock options previously granted
           to former Chairman of the Board                             --           --           --          32,490            --
        9% preferred stock dividends                                   --           --           --          (2,475)           --
        Net loss and comprehensive loss                                --           --           --              --            --
                                                                ---------    ---------    ---------    ------------     ---------
     Balance, June 30, 2000                                        27,500       21,703       16,575      41,637,793       (92,000)

        Issuance of 52,047 shares of common stock upon
           exercise of stock options                                   --           --           52          26,203            --
        Conversion of 12,500 shares of 9% preferred stock
           into 1,666 shares of common stock                      (12,500)          --            2          12,498            --
        Adjustment of accrued dividends for conversion
           of 9% preferred stock                                       --           --           --          12,375            --
        Issuance and vesting of stock options for consultants          --           --           --         111,832        92,000
        Non-cash compensation charges for stock options
           re-priced in 1998                                           --           --           --         199,757            --
        9% preferred stock dividends                                   --           --           --          (1,913)           --
        Net loss and comprehensive loss                                --           --           --              --            --
                                                                ---------    ---------    ---------    ------------     ---------
     Balance, June 30, 2001                                     $  15,000    $  21,703    $  16,629    $ 41,998,545     $      --
                                                                =========    =========    =========    ============     =========

                                                                 Accumulated
                                                                     deficit            Total
     ----------------------------------------------------------------------------------------
     Balance, June 30, 1999                                    $ (39,060,853)     $  (163,329)

        Issuance of 496,459 shares of common stock upon
           exercise of warrants                                           --        1,502,340
        Issuance of 302,301 shares of common stock upon
           exercise of stock options                                      --          113,352
        Issuance of 254,353 shares of common stock to
           Shire Pharmaceuticals Group, plc                               --          826,840
        Conversion of 37,500 shares of Series B preferred
           stock into 3,679 shares of common stock                        --               --
        Issuance of warrants to purchase 200,000 shares
           of common stock                                                --          241,500
        Issuance of stock options to consultants                          --               --
        Extension of stock options previously granted
           to former Chairman of the Board                                --           32,490
        9% preferred stock dividends                                      --           (2,475)
        Net loss and comprehensive loss                             (197,402)        (197,402)
                                                               -------------      -----------
     Balance, June 30, 2000                                      (39,258,255)       2,353,316

        Issuance of 52,047 shares of common stock upon
           exercise of stock options                                      --           26,255
        Conversion of 12,500 shares of 9% preferred stock
           into 1,666 shares of common stock                              --               --
        Adjustment of accrued dividends for conversion
           of 9% preferred stock                                          --           12,375
        Issuance and vesting of stock options for consultant              --          203,832
        Non-cash compensation charges for stock options
           re-priced in 1998                                              --          199,757
        9% preferred stock dividends                                      --           (1,913)
        Net loss and comprehensive loss                           (2,673,339)      (2,673,339)
                                                               -------------      -----------
     Balance, June 30, 2001                                    $ (41,931,594)     $   120,283
                                                               =============      ===========

     See accompanying notes.

Cortex Pharmaceuticals, Inc.
Statements of Cash Flows

                                                                                            Years ended June 30,
                                                                                     ----------------------------
                                                                                           2001              2000
              ---------------------------------------------------------------------------------------------------
              Cash flows from operating activities:
                Net loss                                                           $ (2,673,339)      $  (197,402)
                Adjustments to reconcile net loss
                  to net cash used in operating activities:
                    Depreciation and amortization                                       149,478           172,764
                    Stock option compensation expense                                   403,589            32,490
                    Warrants issued for debt restructuring                                   --           241,500
                    Changes in operating assets/liabilities:
                      Accounts payable and accrued expenses                             (20,891)          (31,620)
                      Unearned revenue                                                4,321,550           203,501
                      Decrease in restricted cash                                        55,000                --
                      Other current assets                                             (156,877)          (42,825)
                    Changes in other assets and other liabilities                        10,810          (185,952)
                                                                                   ------------       -----------
                Net cash provided by operating activities                             2,089,320           192,456
                                                                                   ------------       -----------

              Cash flows from investing activities:
                Purchase of fixed assets                                               (247,494)          (39,364)
                                                                                   ------------       -----------
                Net cash used in investing activities                                  (247,494)          (39,364)
                                                                                   ------------       -----------

              Cash flows from financing activities:
                Proceeds from issuance of common stock                                   26,254         2,442,532
                Payment of 9% preferred stock dividends                                 (15,525)               --
                Principal payments on note payable to Alkermes, Inc.                         --          (800,000)
                                                                                   ------------       -----------
                Net cash provided by financing activities                                10,729         1,642,532
                                                                                   ------------       -----------

              Increase in cash and cash equivalents                                   1,852,555         1,795,624
              Cash and cash equivalents, beginning of period                          2,704,961           909,337
                                                                                   ------------       -----------
              Cash and cash equivalents, end of period                             $  4,557,516       $ 2,704,961
                                                                                   ============       ===========


              Supplemental disclosure of cash flow information:
                Cash paid for interest                                             $         --       $   239,700


              Supplemental schedule of non-cash investing and financing
              activities:
                Conversion of preferred stock to common stock                      $     12,500       $    21,702
                Advance for Alzheimer's project                                              --           247,300

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

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a subsidiary of Akzo Nobel (Note 4). The agreement will enable Organon to develop and commercialize the Company's AMPAKINE(R) technology for the treatment of schizophrenia and depression. In April 2000, the Company entered into an option agreement with Shire Pharmaceuticals Group, plc ("Shire") under which Shire will evaluate the use of the Company's AMPAKINE CX516 for the treatment of Attention Deficit Hyperactivity Disorder (Note 5). In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier ("Servier"). The agreement will enable Servier to develop and commercialize the Company's AMPAKINE technology for the treatment of memory impairment associated with aging and neurodegenerative diseases such as Alzheimer's disease (Note 6).

The Company is seeking collaborative or other arrangements with larger pharmaceutical companies, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. Competition for corporate partnering arrangements with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to arrive at such arrangements. Accordingly, although the Company is presently engaged in discussions with a number of candidate companies, there can be no assurance that an agreement will arise from these discussions in a timely manner, or at all, or that any agreement that may arise from these discussions will successfully reduce the Company"s short-term or long-term funding requirements.

Basis of Presentation -- From inception through June 30, 2001, the Company has generated only modest operating revenues and has incurred losses approximating $39,899,000. The Company has derived the majority of its revenues from its agreements with Organon and Servier, as further described in Notes 4 and 6, respectively. These agreements contributed 92% and 97% of total revenues for the year ended June 30, 2001 and 2000, respectively. The Company anticipates that it has sufficient capital to maintain its operations through at least June 2002; however, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company's cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company will likely need to raise additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all; if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

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

Long-Lived Assets -- In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company's historical operating cash flow losses are indicators of impairment, the Company believes that the future cash flows to be received from the long-lived assets will exceed the assets' carrying value. Accordingly, the Company has not recognized any impairment losses through June 30, 2001.

Net Loss per Share -- In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), net loss per share is computed based on the weighted average number of common shares outstanding and includes preferred stock dividends. The Company has reserved 2,711,285 shares of common stock for issuance upon exercise of outstanding stock options and stock purchase warrants, as well as for conversion of the Company's 9% preferred stock and Series B preferred stock, as further described in Note 3. The effect of the potentially issuable shares of common stock were not included in the calculation of diluted loss per share because their effect would be anti-dilutive. For purposes of computing net loss per share, preferred stock dividends include dividends actually accrued and `imputed dividends' for preferred stock issued with a nondetachable beneficial conversion feature near the date of issuance. Imputed dividends represent the aggregate difference between conversion price and the fair market value of the common stock as of the date of issuance of the preferred stock, without regard to the actual date upon which the preferred stock may be converted.

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

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25." As required, the Company adopted the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Prior to release of FIN 44, in December 1998 the Company re-priced previously issued stock options. By adopting the Interpretation, the Company now applies variable accounting for these options. Consequently, if the market price of the Company's stock increases, the Company will recognize additional compensation expense that it otherwise would not have incurred. For the fiscal year ended June 30, 2001, the effect of adopting the Interpretation was an increase in the net loss of $199,757, or $0.01 per share.

Research and Development Costs -- All costs related to research and development activities are treated as expenses in the period incurred.

Revenue Recognition -- The Company recognizes research revenue from the collaborations with Organon (Note 4) and Servier (Note 6) as services are performed under the agreement. The Company records grant revenues as the expenses related to the grant projects are incurred. All amounts received under collaborative research agreements or research grants are non-refundable, regardless of the success of the underlying research.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides the SEC Staff's views in applying generally accepted accounting principles to various revenue recognition issues, and specifically addresses revenue recognition for up-front, non-refundable fees received in connection with research collaboration arrangements. It is the SEC's position that such fees should be generally recognized over the term of the related agreements.

Revenues from milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) the Company's performance obligations after the milestone achievement will continue to be funded by the collaborator at a comparable level to before the milestone achievement. If both of these criteria are not met, the milestone payment would be recognized over the remaining minimum period of the Company's performance obligations under the arrangement. Royalties, if any, will be recognized as earned.

As required, Cortex adopted SAB 101 in the fourth quarter of its fiscal year ending June 30, 2001. Before fully adopting SAB 101, Cortex applied the related principles to its accounting for the up-front fee from the agreement with Servier (Note 6). The revenues from the Servier $5,000,000 non-refundable fee are being recorded evenly over the three-year research phase of the agreement, which began in December 2000.

The Company's previous accounting policy was to recognize such nonrefundable fees as revenues when the payments were received. SAB 101 required Cortex to change its accounting method for the up-front fee from the collaboration with Organon (Note 4) in 1999, resulting in a cumulative change in accounting principal of approximately $530,000.

This cumulative effect of the change in accounting principle was retroactively recorded as of July 1, 2000, increasing previously reported net loss per share by $0.02 in the first quarter, and decreasing previously reported net loss per share by $0.01 in both the second and third quarters. As of June 30, 2001, all revenues received from research collaborations have been recorded in conformity with SAB 101.

Prior year amounts have not been restated in the accompanying statement of operations. Had this change in accounting principle been applied retroactively, the net income (loss) applicable to common shares and earnings (loss) per share amounts for the fiscal years ended June 30, 2001 and 2000 would have been as follows:

                                                                                 Years ending June 30,
                                                                                  2001          2000
                                                                         ---------------------------------
Pro-forma net income (loss) applicable to common shares                    $ (2,132,877)         $ 800,123
Pro-forma basic earnings (loss) per share                                       ($ 0.13)         $    0.05
Pro-forma diluted earnings (loss) per share                                     ($ 0.13)         $    0.04

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

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective July 1, 2002. As of June 30, 2001, the Company does not have any recorded goodwill or unamortized intangible assets.

Note 2 -- Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements consist of the following:


                                                                        June 30,
                                                         --------------------------------
                                                                 2001               2000
                                                         --------------------------------
               Laboratory equipment                       $   1,340,996      $ 1,240,241
               Leasehold improvements                           696,295          623,176
               Furniture and equipment                          172,896          115,909
               Computers and software                           290,015          273,382
                                                          -------------     ------------
                                                              2,500,202        2,252,708
               Accumulated depreciation                      (2,003,616)      (1,854,138)
                                                          --------------    ------------
                                                          $     496,586      $   398,570
                                                          =============     ============

Note 3 -- Stockholders' Equity

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

The 9% Cumulative Convertible Preferred Stock as of June 30, 2001 and June 30, 2000 consisted of 15,000 and 27,500 shares, respectively, of an original 1,250,000 shares of 9% Preferred issued in a 1988 private placement. Each share of 9% Preferred is convertible into approximately 0.1333 shares of common stock at an effective conversion price of $7.50 per share of common stock, subject to adjustment under certain circumstances, such as stock splits or stock dividends. Cash dividends on the 9% Preferred accrue semi-annually on June 15th and December 15th at the rate of $0.09 per share per annum. Upon conversion of 9% Preferred, accrued and unpaid dividends are credited to additional paid-in capital. Accrued and unpaid dividends as of June 30, 2001 and June 30, 2000 were $0 and $25,988, respectively. The Company may redeem the 9% Preferred at any time at a price of $1.00 per share, an amount equal to its liquidation preference, upon not less than 30 nor more than 60 days' notice.

Series B Convertible Preferred Stock as of June 30, 2001 and June 30, 2000 consisted of 37,500 shares of Series B Preferred issued in a May 1991 private placement. Each share of Series B Preferred is convertible into approximately
0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, subject to adjustment under certain circumstances such as stock splits or stock dividends. The Series B Preferred may be redeemed by the Company at a price of $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days' notice. The liquidation preference of the Series B Preferred is subordinate to that of the 9% Preferred.


Common Stock and Common Stock Purchase Warrants

In connection with a December 1995 private placement, the Company issued to the placement agent for the transaction a five-year non-redeemable warrant to purchase 106,195 shares of common stock at a price of $2.825 per share, subject to adjustment under certain circumstances. During the year ended June 30, 2000, warrants to purchase 15,274 shares were converted into 8,459 shares of common stock. During the year ended June 30, 2001, the remaining warrants to purchase 90,921 shares expired unexercised.

In connection with a June 1997 private placement, the Company issued to the eleven participating institutional investors four-year non-redeemable warrants to purchase an aggregate of 800,000 shares of common stock at a price of $3.08 per share, subject to adjustment under certain circumstances. During the year ended June 30, 2000, warrants to purchase 488,000 shares of Cortex common stock were exercised, resulting in proceeds of $1,502,000. The remaining warrants to purchase 312,000 shares expired unexercised during the year ended June 30, 2001.

In connection with the February 1998 restructuring of the note payable to Alkermes, Inc. (Note 7), the Company issued to Alkermes a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $1.55 per share. In connection with the July 1999 restructuring of the note payable, the Company issued to Alkermes five-year warrants to purchase 200,000 shares of common stock at a weighted-average exercise price of $1.48 per share. The exercise prices were derived from the fair market value of the Company's common stock. The Company recorded expense of $241,500 for the estimated fair value of the warrants issued during the year ended June 30, 2000.

As of June 30, 2001, the Company had reserved an aggregate of 2,000 shares of common stock for issuance upon conversion of the outstanding 9% Preferred Stock; 3,679 shares for issuance upon conversion of the Series B Preferred Stock; 275,000 shares for issuance upon exercise of warrants; 2,430,606 shares for issuance upon exercise of outstanding stock options; and 733,263 shares for issuance upon exercise of stock options available for future grant.


Stock Option and Stock Purchase Plans

1996 Stock Incentive Plan -- The 1996 Plan provides for the granting of options and rights to purchase up to an aggregate of 3,519,717 shares of the Company's authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganizations) to qualified employees, officers, directors, consultants and other service providers. The exercise price of nonqualified stock options and the purchase price of stock offered under the 1996 Plan, which terminates October 25, 2006, must be at least 85% of the fair market value of the common stock of the date of grant. The exercise price of incentive stock options must be at least equal to the fair market value of the common stock on the date of grant. Each non-employee director (other than those who serve on the Board of Directors to oversee an investment in the Company) is automatically granted options to purchase 30,000 shares of common stock upon commencement of service as a director and additional options to purchase 10,000 shares of common stock on the date of each Annual Meeting of Stockholders. Non-employee directors who serve on the Board of Directors to oversee an investment in the Company receive options to purchase 7,500 shares of common stock upon commencement of service as a director and additional options to purchase 3,000 shares of common stock on the date of each Annual Meeting of Stockholders. These nonqualified options have an exercise price equal to 100% of the fair market value of the common stock on the date of grant, have a ten-year term and vest in equal increments of 33 1/3% on the anniversary dates of the dates of grant. As of June 30, 2001, options to purchase an aggregate of 2,430,606 shares of common stock were outstanding under the 1996 Plan, and an additional 733,263 shares of common stock were reserved for future option grants.

As of June 30, 2001, options to purchase an aggregate of 1,323,833 shares of common stock were exercisable under the Company's stock option plans. During the years ended June 30, 2001 and 2000 no options to purchase shares of common stock were issued with exercise prices below the fair market value of the common stock on the dates of grant.

Stock option transactions under the Company's stock option plans for each of the two years in the period ended June 30, 2001 are summarized below:

                                                                        Weighted average
                                                               Number     exercise price
                                                            of shares          per share
                                                          ------------------------------
               Outstanding as of June 30, 1999              1,442,796      $        0.42
                  Granted                                     787,665               1.68
                  Exercised                                  (302,301)              0.38
                  Forfeited                                   (73,681)              0.77
                                                          -----------
               Outstanding as of June 30, 2000              1,854,479      $        0.95
                  Granted                                     641,949               2.39
                  Exercised                                   (52,047)              2.23
                  Forfeited                                   (13,775)              3.68
                                                          -----------
               Outstanding as of June 30, 2001              2,430,606      $        1.32
                                                          ===========
               Available for future grant                     733,263
                                                          ===========

Pro Forma Information -- The Company has elected to account for its employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, because the Company's employee stock options have been granted at exercise prices equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss and net loss per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and has been determined as if the Company had accounted for its employee stock plans under the fair value method. The fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for the years ended June 30, 2001 and 2000, respectively: weighted average risk-free interest rates of 4.8% and 6.4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 108% and 144%; and a weighted average life of 3.9 years and 3.7 years. The estimated weighted average fair value of options granted during the years ended June 30, 2001 and 2000 was $1.75 and $1.43, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the vesting period of the options, resulting in the following pro forma information for the years ended June 30, 2001 and 2000:

                                                                     June 30,
                                                         2001          2000
                                                   --------------------------
               Pro forma net loss                  $ (3,434,990)   $ (547,237)
               Pro forma net loss applicable to
                  common stock                       (3,424,528)     (549,712)
               Pro forma net loss per share        $      (0.21)   $    (0.03)

Information regarding stock options outstanding at June 30, 2001 is as follows:

                                      Options Outstanding                              Options Exercisable
                  --------------------------------------------------------    ---------------------------------------

                                                 Weighted
                              Number              average         Weighted              Number           Weighted
        Range of         outstanding            remaining          average         exercisable            average
 exercise prices    at June 30, 2001     contractual life   exercise price    at June 30, 2001     exercise price
-----------------------------------------------------------------------------------------------------------------
$    0.34 - 0.38             627,483            5.7 years     $       0.38             617,083       $       0.38
     0.47 - 0.75             745,600            8.0 years             0.59             531,869               0.58
     0.76 - 2.69             553,811            9.1 years             1.81              63,847               1.28
     2.70 - 6.97             503,712            9.4 years             3.06             111,034               3.25
                    ----------------                                          ----------------
                           2,430,606                                                 1,323,833
                    ================                                          ================

Note 4 -- Research and License Agreement with NV Organon

In January 1999, the Company entered a research collaboration and exclusive worldwide license agreement with NV Organon, a pharmaceutical business unit of Akzo Nobel (The Netherlands). The agreement will enable Organon to develop and commercialize the Company's proprietary AMPAKINE technology for the treatment of schizophrenia and depression.

In connection with the Organon agreement, during the year ended June 30, 1999 the Company received an up-front payment of $2,000,000. The agreement also included research support of up to $3,000,000 per year for two years (subject to Cortex providing agreed-upon levels of research).

Along with the $2,000,000 up-front payment, during the year ended June 30, 1999 Cortex received research support payments of $1,150,000. During the year ended June 30, 2000, the Company received further support of $3,443,000 and a milestone payment of $2,000,000, triggered when Organon selected a compound to pursue in Phase I clinical testing as a potential treatment for schizophrenia. During the year ended June 30, 2001, Cortex received the remaining scheduled research support from the agreement of $1,470,000.

Shortly after June 30, 2001, Cortex received notice from Organon of its intent to continue developing the selected AMPAKINE compound by entering Phase II clinical testing, triggering a second milestone payment of $2,000,000. Cortex remains eligible for additional milestone payments based upon further clinical development of the licensed technology, and ultimately, royalties on worldwide sales.

Note 5 -- Option Agreement with Shire Pharmaceuticals Group, plc

In April 2000, the Company entered into an option agreement with Shire Pharmaceuticals Group, plc ("Shire") under which Shire will evaluate the use of the Company's AMPAKINE CX516 for the treatment of Attention Deficit Hyperactivity Disorder ("ADHD"). In exchange for the option, Cortex received $130,000; Shire also purchased 254,353 shares of Cortex common stock for $870,000. Shire will be responsible for all costs associated with the clinical trial, which will consist of a double-blind, placebo-controlled evaluation of CX516 in ADHD patients.

If the study proves effective, Shire has the right to convert its option into an exclusive worldwide license for the AMPAKINE technology for ADHD under a development and licensing agreement. Should Shire elect to execute this agreement, Shire will bear all future developmental costs. Cortex would receive an upfront fee, milestone payments based on successful clinical and commercial development, research support for additional AMPAKINE compounds and royalties on sales.

Note 6 -- Research and License Agreement with Les Laboratoires Servier

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

In connection with the agreement, Servier paid Cortex a non-refundable, up-front payment of $5,000,000 and research support payments of $1,654,000. The agreement includes research support of up to $2,025,000 per year for three years (subject to Cortex providing agreed-upon levels of research) and milestone payments, plus royalty payments on sales in licensed territories. The collaborative research phase of the agreement began in December 2000.

Note 7 -- Note Payable to Alkermes, Inc.

In January 1992, the Company entered an agreement with Alkermes, Inc. ("Alkermes") for the development, clinical testing and commercialization of the Company's calpain inhibitor products. In connection with the agreement, the Company granted Alkermes an exclusive worldwide license to commercialize calpain inhibitor products for the prevention and treatment of neurodegenerative diseases and disorders of the central and peripheral nervous systems.

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

Subsequently, the terms of the note were restructured a number of times, with Cortex issuing warrants to Alkermes as a condition for such restructurings. In March 2000, the Company paid Alkermes the remaining balance of the note's principal and accrued interest.

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

Note 9 -- Commitments

The Company leases its offices and research laboratories under an operating lease that expires May 31, 2004. Rent expense under this lease for the years ended June 30, 2001 and 2000 was $240,000 and $269,000, respectively. Commitments under the lease for the years ending June 30, 2002, 2003 and 2004 are $274,000, $358,000 and $343,000, respectively.

As of June 30, 2001, the Company was obligated to an executive officer under an employment agreement expiring in May 2004. The agreement involves annual salary payments aggregating $270,000 and provides for bonuses under certain circumstances. Additionally, in the event that the Company commercializes a compound developed by or under the supervision of one of its senior scientific employees, the Company may be obligated to pay the employee a royalty based on net sales, as defined and subject to adjustment, of products containing the compound. As of June 30, 2001, commitments under scientific consulting and external research agreements for the years ending June 30, 2002, 2003, 2004, 2005 and 2006 aggregated $346,000, $227,000, $58,000, $58,000 and $58,000, respectively.

The Company has entered agreements with an academic institution that provide the Company exclusive rights to certain of the technologies that the Company is developing. Under the terms of the agreements, the Company is committed to royalty payments. These payments include minimum annual royalties of $80,000 for the year ending June 30, 2001 and for each year thereafter for the remaining life of the patents covering the subject technologies.

The agreements with the academic institution commit the Company to pay up to an additional $875,000 upon achieving certain clinical testing and regulatory approval milestones. The Company also is required to remit a portion of certain remuneration received in connection with sublicensing agreements. As of June 30, 2001, the Company is committed to pay the academic institution approximately $535,000 related to such remuneration, in installments of approximately $267,000 during each of the years ended June 30, 2002 and 2003, respectively.

Note 10 -- Related Party Transactions

During the years ended June 30, 2001 and 2000, the Company paid or accrued scientific and other consulting fees to stockholders aggregating $96,750 and $82,250, respectively. Under certain circumstances, the Company is obligated to make royalty payments to certain of its scientific consultants, some of whom are stockholders, and to one employee, upon successful commercialization of certain of its products by the Company or its licensees.

As consideration for its agreement to provide financial advisory services, in November 1994, Vector Securities International Inc. ("Vector") was paid a retainer of $50,000 and was issued a six-year non-redeemable warrant to purchase 57,193 shares of the Company's common stock at $3.06 per share. During the year ended June 30, 2001, this warrant expired unexercised.

Note 11 -- Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of June 30, 2001, the Company had federal and California tax net operating loss carryforwards of approximately $33,515,000 and $2,096,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California franchise tax purposes and the fifty percent limitation on California loss carryforwards. The California tax loss carryforwards will continue to expire in 2002 (approximately $705,000 expired in 2001), while the federal carryforwards begin expiring in 2004. The Company also has federal and California research and development tax credit carryforwards totaling $1,090,000 and $412,000, respectively. The federal research and development tax credit carryforwards will begin to expire in 2004.

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

Significant components of the Company's deferred tax assets as of June 30, 2001 and June 30, 2000 are shown below. A valuation allowance of $16,625,000 and $15,896,000 as of June 30, 2001 and 2000, respectively, has been provided against the Company's deferred tax assets as realization of such assets is uncertain.

Deferred tax assets:

                                                                                          June 30,
                                                                                    2001                2000
                                                                           -------------        ------------
                  Net operating loss carryforwards                          $ 11,851,000        $ 12,646,000
                  Capital loss carryforwards                                      22,000              22,000
                  Research and development credits                             1,357,000           1,613,000
                  Capitalized research and development costs                   1,318,000           1,325,000
                  Unearned revenue                                             1,861,000                  --
                  Depreciation                                                   119,000             115,000
                  Other, net                                                      97,000             175,000
                                                                            ------------        ------------
                  Net deferred tax assets                                     16,625,000          15,896,000
                  Valuation allowance for deferred tax assets                (16,625,000)        (15,896,000)
                                                                            ------------        ------------
                  Total deferred tax assets                                 $         --        $         --
                                                                            ============        ============

Note 12-- Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the years ended June 30, 2001 and 2000, respectively is as follows:

                                      1st Quarter                       2nd Quarter                 3rd Quarter         4th Quarter
                             ------------------------------    -------------------------  ------------------------      -----------
                             As previously                     As previously               As previously
                               Reported         As Restated      Reported    As Restated     Reported     As Restated
                             ------------------------------------------------------------------------------------------------------
2001 Quarters

Total revenues                    $    716,574   $   966,574   $   836,380   $ 1,086,380   $ 1,240,078    $ 1,270,078   $ 1,119,803
Total costs and expenses             2,074,338     2,074,338     1,287,778     1,287,778     1,564,794      1,564,794     1,914,119
Loss from operations                (1,357,764)   (1,107,764)     (451,398)     (201,398)     (324,716)      (294,716)     (794,316)
Loss before change in accounting
   principle                        (1,311,497)   (1,061,497)     (371,688)     (121,688)     (250,060)      (220,060)     (740,094)
Cumulative effect of change in
   accounting principle                     --      (530,000)           --            --            --             --            --
Net loss                          $ (1,311,497)  $(1,591,497)  $  (371,688)  $  (121,688)  $  (250,060)      (220,060)  $  (740,094)

Per common share:
Loss before change in accounting
   principle                      $      (0.08)  $     (0.07)  $     (0.02)  $     (0.01)  $     (0.02)   $     (0.01)  $     (0.04)
Cumulative effect of change in
   accounting principle                     --         (0.03)           --            --            --             --            --
Basic and diluted loss per share  $      (0.08)  $     (0.10)  $     (0.02)  $     (0.01)  $     (0.02)   $     (0.01)  $     (0.04)


2000 Quarters

Total revenues                    $    834,556                 $   990,695                 $   852,488                  $ 2,830,748
Total costs and expenses             1,119,180                   1,404,549                   1,504,826                    1,682,704
Income (loss) from operations         (284,624)                   (413,854)                   (652,338)                   1,148,044
Net income (loss)                 $   (291,183)                $  (423,159)                $  (657,627)                 $ 1,174,567
Basic and diluted loss per share  $      (0.02)                $     (0.03)                $     (0.04)                 $      0.07

Quarterly results for 2001 reflect a change in revenue recognition policy to adopt the SEC's Staff Accounting Bulletin No. 101 (See Note 1).

                         Cortex Pharmaceuticals, Inc.
                         Annual Report on Form 10-KSB
                           Year ended June 30, 2001
                                 Exhibit Index

Exhibit                                                                                               Sequentially
Number         Description                                                                            Numbered Page
--------------------------------------------------------------------------------------------------------------------
  3.1          Restated Certificate of Incorporation dated April 11, 1989, as amended by
               Certificate of Amendment of June 27, 1989, by Certificate of Designation filed
               April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of
               Amendment of Certificate of Designation filed June 13, 1991, by Certificate of
               Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of
               Designation filed October 15, 1996, and by Certificate of Designation filed June 4,
               1997, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement
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

                                     EXH-1

Exhibit                                                                                                        Sequentially
Number         Description                                                                                    Numbered Page
---------------------------------------------------------------------------------------------------------------------------
 10.64         Research and Collaboration and License Agreement between the Company and N.V.
               Organon, dated January 13, 1999, incorporated by reference to Exhibit 10.64 of the
               Company's quarterly report on Form 10-QSB as filed on February 16, 1999. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Rule 24-b2
               of the Securities Exchange Act of 1934.)                                                                  --
 10.65         Amendment No. 1 to the Lease Agreement for the Company's facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same numbered Exhibit to the
               Company's Annual Report on Form 10-KSB filed September 28, 1999.                                          --
 10.66         Option Agreement between the Company and Shire Pharmaceuticals Group, plc dated
               April 19, 2000, incorporated by reference to Exhibit 10.66 to the Company's quarterly report on Form 10-QSB as filed on May 12, 2000 . (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company's
               application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934.)            --
 10.67         Collaborative Research, Joint Clinical Research and Licensing Agreements with Les
               Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered
               Exhibit to the Company's Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company's application requesting confidential treatment under Ruled 24b-2 of the Securities
               Act of 1934).                                                                                             --
 10.68         Amendment dated December 17, 1999 to the Employment Agreement dated May 15,
               1996 between the Company and Vincent F. Simmon, Ph.D., incorporated by reference to the same numbered Exhibit to the Company's Quarterly Report on Form 10-QSB filed
               February 12, 2001.                                                                                        --
 10.69         Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company's Report on Form 10-QSB filed February
               12, 2001.
 10.70         Severance agreement dated October 26, 2000, between the Company and Maria S.
               Messinger, incorporated by reference to the same numbered Exhibit to the Company's
               Quarterly Report on Form 10-QSB filed February 12, 2001.                                                  --
 21            Subsidiaries of the Registrant, incorporated by reference to the same numbered Exhibit
               to the Company's Annual Report on Form 10-KSB filed October 13, 2001.                                     --
 23.1          Consent of Ernst & Young LLP, independent auditors.                                                       --
 24            Power of Attorney (included as part of the signature page of this Annual Report on
               Form 10-KSB.                                                                                              --

________________

        * Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.

                                     EXH-2