Form 10-Q
period 2001-09-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2001-11-13
CIK 849636

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
   *   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 -----
        OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001
                                               ------------------

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 -----
       ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________TO ___________


                       Commission file number    0-17951


                         Cortex Pharmaceuticals, Inc.
       (Exact name of small business issuer as specified in its charter)


                Delaware                                33-0303583
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

               15241 Barranca Parkway, Irvine, California, 92618
          (Address of principal executive offices,including zip code)

                                (949) 727-3157
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
                      ----------------------------------
             (Former name, former address and former fiscal year,
                          if changed since last year)


Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
YES   *     NO _____
    -----


Indicate the number of shares outstanding of each of the issuer?s classes of common stock, as of the latest practicable date.

           16,629,887 shares of Common Stock as of November 9, 2001

                          CORTEX PHARMACEUTICALS, INC.
                                     INDEX

                                                            Page Number
                                                            -----------

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

        Balance Sheets -- September 30, 2001 and June 30, 2001..    3

        Statements of Operations -- Three months ended
        September 30, 2001 and 2000.............................    4

        Statements of Cash Flows -- Three months ended
        September 30, 2001 and 2000..............................   5

        Notes to Financial Statements............................   6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations..........  10

  Item 3. Quantitative and Qualitative Disclosures of Market Risk  15

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.......................  15

SIGNATURES.......................................................  15

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

                          Cortex Pharmaceuticals, Inc.

                                 Balance Sheets

                                                       (Unaudited)          (Note)
                                                   September 30, 2001    June 30, 2001
----------------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                              $  3,152,435      $  4,557,516
 Restricted cash                                             192,300           192,300
 Accounts receivable                                       2,038,496                --
 Other current assets                                        162,029           260,679
                                                        ------------      ------------
   Total current assets                                    5,545,260         5,010,495

Furniture, equipment and leasehold improvements, net         490,283           496,586
Other                                                         33,407            33,407
                                                        ------------      ------------
                                                        $  6,068,950      $  5,540,488
                                                        ============      ============

Liabilities and Stockholders? Equity
Current liabilities:
 Accounts payable                                       $    613,488      $    391,784
 Accrued wages, salaries and related expenses                147,387           146,676
 Unearned revenue                                          1,708,267         2,230,117
 Advance for Alzheimer's project                             260,141           258,110
                                                        ------------      ------------
   Total current liabilities                               2,729,283         3,026,687
Unearned revenue, net of current portion                   1,976,852         2,393,518

Stockholders' equity:
 9% cumulative convertible preferred stock, $0.001
   par value; $1.00 per share liquidation preference;
   shares authorized: 1,250,000; shares issued and
   outstanding: 15,000                                        15,000            15,000
 Series B convertible preferred stock, $0.001 par value;
   $0.6667 per share liquidation preference; shares
   authorized: 3,200,000; shares issued and
   outstanding: 37,500                                        21,703            21,703
 Common stock, $0.001 par value; shares authorized:
   30,000,000; shares issued and outstanding:
   16,629,887                                                 16,629            16,629
 Additional paid-in capital                               42,045,170        41,998,545
 Accumulated deficit                                     (40,735,687)      (41,931,594)
                                                        ------------      ------------
   Total stockholders' equity                              1,362,815           120,283
                                                        ------------      ------------
                                                        $  6,068,950      $  5,540,488
                                                        ============      ============

               See accompanying notes.



Note: The balance sheet as of June 30, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                         Cortex Pharmaceuticals, Inc.

                           Statements of Operations
                                  (Unaudited)

                                                         Three months ended
                                                            September 30,
                                                      --------------------------
                                                           2001         2000
--------------------------------------------------------------------------------
                                                                     (Restated)
Revenues:

 Research and license revenue                          $ 2,938,516   $   955,824
 Grant revenue                                             130,860        10,750
                                                       -----------   -----------
   Total revenues                                        3,069,376       966,574

Operating expenses:
 Research and development expenses                       1,366,269     1,230,732
 General and administrative expenses                       541,694       843,606
                                                        ----------   -----------
   Total operating expenses                              1,907,963     2,074,338
                                                        ----------   -----------
Income (loss) from operations                            1,161,413    (1,107,764)
Interest, net                                               34,494        46,267
                                                        ----------   -----------
Income (loss) before cumulative effect of
 change in accounting principle                          1,195,907    (1,061,497)
                                                        ----------   -----------

Cumulative effect of change in accounting principle            --       (530,000)
                                                        ----------   -----------

Net income (loss) applicable to common shares           $1,195,907   $(1,591,497)
                                                        ==========   ===========

Basic and diluted net income (loss) per share:
 Net income (loss) per share before cumulative
   effect of change in accounting principle             $     0.07   $     (0.07)
 Cumulative effect of change in accounting principle            --         (0.03)
                                                        ----------   -----------
Net income (loss) per share, basic and diluted          $     0.07   $     (0.10)
                                                        ==========   ===========

Shares used in calculating per share amounts
 Basic                                                  16,629,887    16,580,318
 Diluted                                                17,972,217    16,580,318

                   See accompanying notes.

                                Cortex Pharmaceuticals, Inc.

                                Statements of Cash Flows
                                (Unaudited)

                                                            Three months ended
                                                                September 30,
                                                       ------------------------------
                                                             2001         2000
-------------------------------------------------------------------------------------
                                                                         (Restated)

Cash flows from operating activities:
 Net income (loss)                                         $ 1,195,907   $(1,591,497)
 Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation and amortization                              39,030        35,115
     Stock option compensation expense                          46,625       585,178
     Changes in operating assets/liabilities:
       Accounts receivable                                  (2,038,496)           --
       Accounts payable and accrued expenses                   222,415        84,928
       Unearned revenue                                       (938,516)      873,176
       Other current assets                                     98,650        10,847
     Changes in other assets and other liabilities               2,031         2,937
                                                           -----------   -----------
 Net cash provided by (used in) operating activities        (1,372,354)          684
                                                           -----------   -----------
Cash flows from investing activities:
 Purchase of fixed assets                                      (32,727)      (15,588)
                                                           -----------   -----------
 Net cash used in investing activities                         (32,727)      (15,588)
                                                           -----------   -----------
Cash flows from financing activities:
 Proceeds from issuance of common stock                             --         2,626
                                                           -----------   -----------
 Net cash provided by financing activities                          --         2,626
                                                           -----------   -----------
Decrease in cash and cash equivalents                       (1,405,081)      (12,278)
Cash and cash equivalents, beginning of period               4,557,516     2,704,961
                                                           -----------   -----------
Cash and cash equivalents, end of period                   $ 3,152,435   $ 2,692,683
                                                           ===========   ===========




               See accompanying notes.

Cortex Pharmaceuticals, Inc.
Notes to Financial Statements
(Unaudited)

Note 1 -- Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-KSB.

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a subsidiary of Akzo Nobel (Note 2). The agreement will enable Organon to develop and commercialize the Company's Ampakine/(R)/ technology for the treatment of schizophrenia and depression. In April 2000, the Company entered into an option agreement with Shire Pharmaceuticals Group, plc ("Shire") under which Shire will evaluate the use of the Company's Ampakine CX516 for the treatment of Attention Deficit Hyperactivity Disorder (Note 3). In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier ("Servier"). The agreement will enable Servier to develop and commercialize the Company's Ampakine technology for the treatment of memory impairment associated with aging and neurodegenerative diseases such as Alzheimer's disease (Note 4).

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

Revenue Recognition

The Company recognizes research revenue from its collaborations with Organon (Note 2) and Servier (Note 4) as services are performed under the agreements. The Company records grant revenues as the expenses related to the grant projects are incurred. All amounts received under collaborative research agreements or research grants are nonrefundable, regardless of the success of the underlying research.

Revenues from milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) the Company's performance obligations after the milestone achievement will continue to be funded by the collaborator at a comparable level to before the milestone achievement. If both of these criteria are not met, the milestone payment would be recognized over the remaining period of the Company's performance obligations under the arrangement. Royalties, if any, will be recognized as earned.

Restatement

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides the SEC Staff's views in applying generally accepted accounting principles to various revenue recognition issues, and specifically addresses revenue recognition for up-front, nonrefundable fees received in connection with research collaboration arrangements. It is the SEC's position that such fees should be generally recognized over the term of the related agreements.

The Company's previous accounting policy was to recognize such nonrefundable fees as revenues when the payments were received. SAB 101 required Cortex to change its accounting method for the up-front fee from the collaboration with Organon (Note 2) in 1999.

As required, Cortex adopted SAB 101 in the fourth quarter of its fiscal year ending June 30, 2001. As a result, for the quarter ended September 30, 2000, the Company restated revenues to include $250,000 originally recorded when the up-front payment was received in 1999. This restatement decreased the net loss per share (before the cumulative effect of the change in accounting principle) from $0.08 to $0.07, or by $0.01.

The cumulative effect of the change in accounting principle related to SAB 101 of $530,000 was retroactively recorded as of July 1, 2000, increasing the net loss per share by $0.03 for the quarter ended September 30, 2000. The net impact of the restated revenues and cumulative effect of the change in accounting principle was an increase in the previously reported net loss for the quarter ended September 30, 2000 of $0.02 per share.

Net Income Per Share

Basic earnings per share includes no dilution and is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the effect of additional common shares issuable upon exercise of outstanding stock options and warrants. In the computation of net loss per share, the effect of potentially issuable shares of common stock were not included in the calculation of diluted loss per share because their effect would be anti-dilutive. The calculations of basic and diluted weighted average shares outstanding are as follows:

                                                        Three months ended
                                                           September 30,
                                                        ------------------
                                                          2001      2000
                                                        -------    -------

Numerator:
   Net income (loss) applicable to common shares      $ 1,195,907  $(1,591,497)
                                                      ===========  ===========

   Denominator:
     Weighted average common shares -- basic           16,629,887   16,580,318
     Net effect of dilutive securities:
       Stock options                                    1,228,589           --
       Warrants                                           113,741           --
                                                      -----------  -----------
     Weighted average common shares -- diluted         17,972,217   16,580,318
                                                      ===========  ===========

   Earnings (loss) per share -- basic                 $      0.07  $     (0.10)
   Earnings (loss) per share -- diluted               $      0.07  $     (0.10)

Employee Stock Options

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25." As required, the Company adopted the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Prior to release of FIN 44, in December 1998 the Company re-priced previously issued stock options. By adopting the Interpretation, the Company now applies variable accounting for these options. Consequently, if the market price of the Company's stock increases, the Company will recognize additional non-cash compensation expense that it otherwise would not have incurred. For the quarter ended September 30, 2001, the effect of adopting the Interpretation was a decrease in net income of $13,000, with no impact on earnings per share. For the quarter ended September 30, 2000, the effect of adopting the Interpretation was an increase in the net loss of $545,000, or $0.03 per share.

New Accounting Standards

Effective July 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS No. 133 did not have an impact on the Company's results of operations or financial condition, as the Company holds no derivative financial instruments and does not currently invest in derivative instruments or engage in hedging activities.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective July 1, 2002. As of June 30, 2001, the Company did not have any recorded goodwill or unamortized intangible assets.

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

In connection with the agreement, the Company received an up-front license payment of $2,000,000 and research support payments of up to $3,000,000 per year for two years. During the three months ended September 30, 2000, the Company received the remaining scheduled research support payments from Organon of $1,287,000.

The Company achieved its first milestone from the agreement in May 2000, when Organon selected a candidate Ampakine compound to pursue in Phase I clinical testing. Achieving this milestone triggered a $2,000,000 payment to Cortex from Organon. In September 2001, Cortex triggered its second milestone payment of $2,000,000 when Organon elected to continue developing the compound by entering Phase II clinical testing. Payment of this milestone was received in October 2001. Cortex remains eligible for additional milestone payments based upon further clinical development, and ultimately, royalties on worldwide sales.

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

Note 4 -- Research and License Agreement with Les Laboratoires Servier

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

Note 5 -- Advance from the Institute for the Study of Aging

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operation" presented in the Company's 2001 Annual Report on Form 10-KSB.

Introductory Note

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward looking statements be subject to the safe harbors created thereby. These forward-looking statements relate to (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of the Company's proposed products and (iv) the need for, and availability of, additional financing.

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

Results of Operations

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a pharmaceutical business unit of Akzo Nobel (The Netherlands). The agreement will allow Organon to develop and commercialize the Company's proprietary Ampakine/(R)/ technology for the treatment of schizophrenia and depression. In connection with the agreement, the Company received a $2,000,000 up-front licensing payment and research support payments of up to $3,000,000 per year for two years. During the three months ended September 30, 2000, the Company received the remaining scheduled research support from the agreement of $1,287,000.

The agreement with Organon also includes milestone payments based upon clinical development, plus royalty payments on worldwide sales. Cortex achieved its first milestone under the agreement in May 2000, when Organon selected a candidate compound to pursue in Phase I clinical testing as a potential treatment for schizophrenia. Achieving this milestone triggered a $2,000,000 payment to Cortex from Organon.

Cortex achieved its second milestone under the agreement in September 2001, when Organon elected to continue development of the selected compound in Phase II clinical testing. Achieving the second milestone triggered another $2,000,000 payment to Cortex from Organon. The revenue related to this milestone produced the net income for the three months ended September 30, 2001.

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

From inception (February 10, 1987) through September 30, 2001, the Company has sustained losses aggregating $38,704,000. Continuing losses are anticipated over the next several years. During that time, the Company's ongoing operating expenses will only be offset, if at all, by research support payments from its collaboration with Servier, by possible milestone payments from Organon and Servier and by possible payments on exercise of its option agreement with Shire. Ongoing operating expenses may also be offset by payments under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon, Shire and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company's operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will require successful commercial development of its products by Organon, Shire, Servier or its other prospective partners to attain profitable operations from royalties or other product-based revenues.

Net income for the three-month period ended September 30, 2001 of $1,196,000 compares with a net loss of $1,591,000 for the corresponding prior year period. Results for the current year period include the earlier mentioned $2,000,000 milestone from the Company's agreement with Organon, triggered when Organon elected to continue development of an Ampakine compound by entering Phase II clinical studies.

For the three-month period ended September 30, 2000, the Company recorded a charge of $530,000 to reflect the cumulative effect of a change in accounting principle related to the required adoption of Staff Accounting Bulletin No. 101 ("SAB 101") issued by the Securities and Exchange Commission (Note 1 to the Financial Statements). SAB 101 required the Company to change its accounting method for the up-front payment received from the agreement with Organon in 1999 (Note 2 to the Financial Statements). Instead of recording the revenue from the up-front payment when it was received, under SAB 101 Cortex is restating the revenue ratably over the contract period. As a result, revenues for the three-month period ended September 30, 2000 have been increased to include $250,000 originally recorded when the payment was received. The net impact of adopting SAB 101 was an increase in the net loss for the three-month period ended September 30, 2000 of $280,000.

The net loss for the prior year period also includes $545,000 of non-cash charges for stock options that were repriced in 1998. In accordance with Accounting Principles Board Opinion No. 25, at the time of repricing, these options were recorded as fixed and no expense was recorded. As required, during the quarter ended September 30, 2000, the Company adopted FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25."

Under the Interpretation, the repriced options are accounted for as variable from July 1, 2000 until the options are exercised, forfeited or expire unexercised (Note 1 to the Financial Statements).

Research and development expenses increased from $1,231,000 to $1,366,000, or by 11%, during the three-month period ended September 30, 2001 compared to the corresponding prior year period. The increase primarily represents technology access payments related to the Organon milestone. In 1993, Cortex licensed the Ampakine technology from the University of California. Under the related agreement, Cortex is required to remit a portion of certain remuneration received in connection with sublicensing agreements. When Cortex triggered its second milestone under its agreement with Organon, a technology access payment to the University of California became due.

For the three-month period ended September 30, 2001, general and administrative expenses decreased from $844,000 to $542,000, or by 36%, compared to the corresponding prior year period. The decrease primarily represents non-cash charges recorded in the prior year period in connection with earlier repriced stock options.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Liquidity and Capital Resources

From inception (February 10, 1987) through September 30, 2001, Cortex has funded its organizational and research and development activities primarily from the issuance of equity securities, with net proceeds aggregating $38,542,000. Net interest income from inception through September 30, 2001 was $1,996,000.

Research and licensing payments received in connection with the agreement with Organon (Note 2 to the Financial Statements) totaled $9,880,000 through September 30, 2001. Of this amount, Cortex received $1,287,000 during the quarter ended September 30, 2000, which represented the agreement's remaining scheduled research support. An additional $2,000,000 was received in October 2001, representing the second milestone payment from the agreement. As stated earlier, this milestone was triggered in September 2001 when Organon elected to continue development of an Ampakine compound by entering Phase II clinical testing. Under the terms of the agreement, the Company may receive additional milestone payments based on further clinical development of the licensed technology and, ultimately, royalties on worldwide sales.

Under the agreement with Servier signed in October 2000, Cortex received research and licensing payments of $6,654,000 during the year ended June 30, 2001. This amount included a $5,000,000 nonrefundable, upfront fee and research support of $1,654,000, including $506,000 of support received in advance for the quarter ended September 30, 2001. The agreement provides research support of up to $2,025,000 per year for three years, plus milestone payments based upon successful clinical development, and royalties on sales in licensed territories.

In October 2000, the Company received notice of a Phase II Small Business Innovative Research award from the National Institutes of Health. The award will provide up to $1,074,000 over a three-year period and will support the Company's research of its Ampakine compounds as a potential new therapy for stroke.

As of September 30, 2001, the Company had cash and cash equivalents totaling $3,152,000, which excludes the $2,000,000 Organon milestone payment received shortly after the end of the quarter. Working capital as of September 30, 2001 amounted to $2,816,000. In comparison, as of June 30, 2001, the Company had cash and cash equivalents of $4,558,000 and working capital of $1,984,000, which amounts included $506,000 of quarterly research support from Servier received in advance.

In October 2001, the Company received notice of a second Phase II Small Business Innovative Research award from the National Institutes of Health. This award will provide up to $770,000 over a two-year period. The award will allow Cortex to follow-up on previously reported clinical tests of the Ampakine CX516 as a combination therapy for schizophrenia. Earlier tests were encouraging, with Ampakine-treated patients showing improvement in a number of clinical and neurocognitive scores.


The Company leases approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2004. The commitments under the lease agreement for the years ending June 30, 2002, 2003 and 2004 total $206,000, $358,000 and $343,000, respectively.

The Company is committed to $1,232,000 for sponsored research and other remuneration to academic institutions, of which $853,000 is payable over the next twelve months. Remaining Cortex commitments for Phase I/IIa clinical studies of the Ampakine compounds are not significant.

In connection with an option agreement entered into in April 2000 with Shire Pharmaceuticals Group, plc ("Shire"), during the quarter ended September 30, 2001, Shire began enrollment in a Phase IIb study of the Ampakine technology as a potential treatment for Attention Deficit Hyperactivity Disorder ("ADHD"). Shire is responsible for all costs associated with the clinical trial.

If the study proves effective, Shire has the right to convert its option into an exclusive worldwide license for the Ampakine technology for ADHD under a development and licensing agreement. Should Shire elect to execute this agreement, Shire will bear all future developmental costs. Cortex would receive an up-front fee, milestone payments based upon successful clinical and commercial development, research support for additional Ampakine compounds and royalties on sales.

Together with its corporate partner, Servier, the Company is planning to conduct a cross-national clinical study with the Ampakine CX516 in patients with Mild Cognitive Impairment (MCI). Servier has agreed to incur the bulk of the costs for this study, which is anticipated to begin in early 2002.

In June 2000, the Company received $247,300 from the Institute for the Study of Aging (the "Institute"), which will partially offset the Company's costs for the planned testing in patients with MCI. Given that Cortex must use the funding from the Institute solely for the planned clinical trials, the Company has recorded the amounts received as restricted cash in its balance sheet. Provided that Cortex complies with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance shall not be required unless Cortex enters an Ampakine compound into Phase III clinical trials for Alzheimer's disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

As of September 30, 2001, Cortex had a total of 29 full-time research and administrative employees. Neither significant increases to staffing nor significant investments in plant or equipment are planned for the upcoming year.

Cortex anticipates that its cash and cash equivalents -- and the Organon milestone payment and scheduled research support payments from its agreement with Servier -- will be sufficient to satisfy its capital requirements through at least June 30, 2002. Additional funds will be required to continue operations beyond that time. Should Shire elect to exercise its option to license the Ampakine technology for the treatment of ADHD, the negotiated agreement includes an up-front fee, research support payments, milestone payments and royalties on sales. Cortex may also receive milestone payments from the Organon and Servier agreements. There is no assurance that Shire will exercise its license option or that the Company will receive additional milestone payments from Organon or Servier within the desired timeframe, or at all.

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

Because there is no assurance that the Company will secure additional corporate partnerships, the Company is likely to raise additional capital through the sale of debt or equity securities. There is no assurance that funds will be available on favorable terms, or at all. If equity securities are issued to raise additional funds, dilution to existing shareholders is likely to result.

The Company's proposed products are in the preclinical or early clinical stage of development and will require significant further research, development, clinical testing and regulatory clearances. They are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that any or all of the proposed products will be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances; that the proposed products, although effective, will be uneconomical to market; that third parties may now or in the future hold proprietary rights that preclude the Company from marketing them; or that third parties will market superior or equivalent products. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products or applications. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the Company does not expect to be able to commercialize any therapeutic drug for at least five years, either directly or through its current or prospective corporate partners or licensees. There can be no assurance that the Company's proposed products will prove to be safe or effective or receive regulatory approvals that are required for commercial sale.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks associated with interest rate fluctuations on its marketable securities and borrowing arrangement. All investments in marketable securities are entered into for purposes other than trading. The Company is not subject to risks from currency rate fluctuations. In addition, the Company does not utilize hedging contracts or similar instruments.

The Company's exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of the Company's financial instruments are fixed rate, short-term investments in government and corporate notes and bonds, which are available for sale (and have been marked to market in the accompanying financial statements). Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered "available for sale," all such changes are reflected in the financial statements in the period affected. The Company manages interest rate risk on its investment portfolio by matching scheduled investment maturities with its cash requirements.

The Company's borrowing consists solely of its advance from the Institute for the Study of Aging (Note 5 to the Financial Statements), which is subject to potential repayment in the event that Cortex enters an Ampakine compound into Phase III clinical testing as a potential treatment for Alzheimer's disease. Potential repayment would include interest accruing at a discount to the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 2001.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CORTEX PHARMACEUTICALS, INC.

  November 13, 2001           By:  /s/ Maria S. Messinger
                                   ----------------------
                                    Maria S. Messinger
                                    Vice President and Chief Financial Officer;
                                    Corporate Secretary
                                    (Chief Accounting Officer)