Form 10-Q
period 2001-12-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2002-02-11
CIK 849636

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
  *   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-----
      OF 1934 FOR THE QUARTERLY PERIOD ENDED   December 31, 2001
                                             ---------------------
_____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ______________


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

YES   *     NO _____
    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            16,801,053 shares of Common Stock as of February 7, 2002

                          CORTEX PHARMACEUTICALS, INC.
                                      INDEX

                                                                                                   Page Number
                                                                                                   -----------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets-- December 31, 2001 and June 30, 2001 .............................         3

              Statements of Operations -- Three months ended December 31,
              2001 and 2000 and six months ended
              December 31, 2001 and 2000 .......................................................         4

              Statements of Cash Flows -- Six months ended
              December 31, 2001 and 2000 .......................................................         5

              Notes to Financial Statements ....................................................         6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations ....................................        10

     Item 3.  Quantitative and Qualitative Disclosures of Market Risk ..........................        15

PART II. OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders ..............................        16

     Item 6.  Exhibits and Reports on Form 8-K .................................................        16

SIGNATURES .....................................................................................        17

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                          Cortex Pharmaceuticals, Inc.

                                 Balance Sheets

                                                                     (Unaudited)             (Note)
                                                               December 31, 2001      June 30, 2001
---------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                     $   3,252,868       $   4,557,516
    Restricted cash                                                     180,886             192,300
    Accounts receivable                                                  91,351                  --
    Other current assets                                                383,893             260,679
                                                                  -------------       -------------
       Total current assets                                           3,908,998           5,010,495

Furniture, equipment and leasehold improvements, net                    472,768             496,586
Other                                                                    33,407              33,407
                                                                  -------------       -------------
                                                                  $   4,415,173       $   5,540,488
                                                                  =============       =============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                              $     178,968       $     391,784
    Accrued wages, salaries and related expenses                        158,750             146,676
    Unearned revenue                                                  1,692,667           2,230,117
    Advance for Alzheimer's project                                     261,735             258,110
                                                                  -------------       -------------
       Total current liabilities                                      2,292,120           3,026,687

Unearned revenue, net of current portion                              1,560,185           2,393,518

Stockholders' equity:
    9% cumulative convertible preferred stock, $0.001
       par value; $1.00 per share liquidation preference;
       shares authorized: 1,250,000; shares issued and
       outstanding: 15,000; common shares issuable
       upon conversion: 2,000                                            15,000             15,000
    Series B convertible preferred stock, $0.001 par value;
       $0.6667 per share liquidation preference; shares
       authorized: 3,200,000; shares issued and
       outstanding: 37,500; common shares issuable
       upon conversion: 3,679                                            21,703              21,703
    Common stock, $0.001 par value; shares authorized:
       30,000,000; shares issued and outstanding:
       16,629,887                                                        16,629              16,629
    Additional paid-in capital                                       42,201,629          41,998,545
    Accumulated deficit                                             (41,692,093)        (41,931,594)
                                                                  -------------       -------------
       Total stockholders' equity                                       562,868             120,283
                                                                  -------------       -------------
                                                                  $   4,415,173       $   5,540,488
                                                                  =============       =============

                             See accompanying notes.

Note: The balance sheet as of June 30, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                          Cortex Pharmaceuticals, Inc.

                            Statements of Operations
                                   (Unaudited)

                                                         Three months ended                  Six months ended
                                                            December 31,                       December 31,
                                                   -------------------------------    -------------------------------
                                                            2001              2000             2001              2000
---------------------------------------------------------------------------------------------------------------------
                                                                        (Restated)                          (Restated)
Revenues:
   Research and license revenue                    $     938,517     $   1,071,905        3,877,033         2,027,729
   Grant revenue                                         164,381            14,475          295,241            25,225
                                                   -------------     -------------    -------------     -------------
     Total revenues                                    1,102,898         1,086,380        4,172,274         2,052,954

Operating expenses:
   Research and development                            1,238,985           948,715        2,605,254         2,179,447
   General and administrative                            838,016           339,063        1,379,710         1,182,669
                                                   -------------     -------------    -------------     -------------
     Total operating expenses                          2,077,001         1,287,778        3,984,964         3,362,116
                                                   -------------     -------------    -------------     -------------
Income (loss) from operations                           (974,103)         (201,398)         187,310        (1,309,162)
Interest income, net                                      17,697            79,710           52,191           125,977
                                                   -------------     -------------    -------------     -------------
Income (loss) before cumulative effect of
   change in accounting principle                       (956,406)         (121,688)         239,501        (1,183,185)
                                                   -------------     -------------    -------------     -------------
Cumulative effect of change in
   accounting principle                                       --                --               --          (530,000)
                                                   -------------     -------------    -------------     -------------

Net income (loss)                                  $    (956,406)    $    (121,688)   $     239,501     $  (1,713,185)
                                                   =============     =============    =============     =============



Net income (loss) per share-- basic and diluted:
   Net income (loss) per share before cumulative
     effect of change in accounting principle      $       (0.06)    $       (0.01)   $        0.01     $       (0.07)
   Cumulative effect of change in accounting
     principle                                                --                --               --             (0.03)
                                                   -------------     -------------    -------------     -------------
Net income (loss) per share                        $       (0.06)    $       (0.01)   $        0.01     $       (0.10)
                                                   =============     =============    =============     =============

Shares used in calculating per share amounts:
   Basic                                              16,629,887        16,583,156       16,629,887        16,581,737
   Diluted                                            16,629,887        16,583,156       18,012,218        16,581,737

                             See accompanying notes.

                          Cortex Pharmaceuticals, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                       Six months ended
                                                                          December 31,
                                                                -----------------------------
                                                                        2001             2000
---------------------------------------------------------------------------------------------
                                                                                   (Restated)
Cash flows from operating activities:
    Net income (loss)                                           $    239,501     $ (1,713,185)
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
          Depreciation and amortization                               77,449           70,342
          Stock option compensation expense                          203,759          325,149
          Changes in operating assets/liabilities:
              Accounts receivable                                    (91,351)              --
              Accounts payable and accrued expenses                 (200,742)        (115,740)
              Unearned revenue                                    (1,370,783)       4,822,871
              Restricted cash                                         11,414               --
              Other current assets                                  (123,214)        (324,661)
          Changes in other assets and other liabilities                3,625            5,873
                                                                ------------     ------------
    Net cash provided by (used in) operating activities           (1,250,342)       3,070,649
                                                                -------------    ------------

Cash flows from investing activities:
    Purchase of fixed assets                                         (53,631)         (97,501)
                                                                -------------    ------------
    Net cash used in investing activities                            (53,631)         (97,501)
                                                                -------------    -------------

Cash flows from financing activities:
    Payment of 9% preferred stock dividends                             (675)              --
    Proceeds from issuance of common stock                                --           15,171
                                                                ------------     ------------
    Net cash provided by (used in) financing activities                 (675)          15,171
                                                                -------------    ------------

Increase (decrease) in cash and cash equivalents                  (1,304,648)       2,988,319
Cash and cash equivalents, beginning of period                     4,557,516        2,704,961
                                                                ------------     ------------
Cash and cash equivalents, end of period                        $  3,252,868     $  5,693,280
                                                                ============     ============

                             See accompanying notes.

Cortex Pharmaceuticals, Inc.
Notes to Financial Statements
(Unaudited)

Note 1 -- Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-KSB.

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

To supplement its existing resources, the Company is seeking to raise additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

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

As required, Cortex adopted SAB 101 in the fourth quarter of its fiscal year ending June 30, 2001. As a result, for the three-month period ended December 31, 2000, the Company restated revenues to include $250,000 of revenues originally recorded when the up-front payment was received in 1999. This restatement decreased the net loss per share from $0.02 to $0.01 for the three-month period ended December 31, 2000.

For the six-month period ended December 31, 2000, the Company restated revenues to include $500,000 of revenues originally recorded when it received the Organon up-front payment in 1999. The restatement decreased the net loss per share (before the cumulative effect of the change in accounting principle) from $0.10 to $0.07, or by $0.03. For the same period, the cumulative effect of the change in accounting principle of $530,000 was retroactively recorded as of July 1, 2000, increasing the net loss by $0.03 per share. The net impact of the restated revenues and cumulative effect of the change in accounting principle was an unchanged net loss for the six-month period ended December 31, 2000 of $0.10 per share.

Net Income Per Share

Basic earnings per share includes no dilution and is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the effect of additional common shares issuable upon exercise of outstanding stock options and warrants. In the computation of net loss per share, the effect of potentially issuable shares of common stock were not included in the calculation of diluted loss per share because their effect would be anti-dilutive. For the six months ended December 31, 2001 and 2000, the calculations of basic and diluted weighted average shares outstanding are as follows:

                                                                        Six months ended
                                                                          December 31,
                                                                -------------------------------
                                                                         2001              2000
                                                                -------------     -------------
       Numerator:
          Net income (loss)                                     $     239,501     $  (1,713,185)
          Dividends on 9% Cumulative Convertible
              Preferred Stock                                             675             1,238
                                                                -------------     -------------
          Net income (loss) applicable to common shares               238,826        (1,714,423)
                                                                =============     =============

       Denominator:
          Weighted average common shares -- basic                  16,629,887        16,581,737
          Net effect of dilutive securities:
              Stock options                                         1,263,190                --
              Warrants                                                119,141                --
                                                                -------------     -------------
          Weighted average common shares -- diluted                18,012,218        16,581,737
                                                                =============     =============

       Earnings (loss) per share -- basic and diluted           $        0.01     $       (0.10)

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

For the three-months ended December 31, 2001, the effect of applying the Interpretation was an increase in the net loss of $141,000, or $0.01 per share. Due to fluctuations in the market price of the Company's common stock, for the three-months ended December 31, 2000, the effect of applying the Interpretation was a decrease in the net loss of $372,000, or $0.02 per share.

For the six months ended December 31, 2001, the effect of applying the Interpretation was a decrease in net income of $187,000, or $0.01 per share. For the six months ended December 31, 2000, the effect of applying the Interpretation was an increase in the net loss of $173,000, or $0.01 per share.


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

The Company achieved its first milestone from the agreement in May 2000, when Organon selected a candidate Ampakine compound to pursue in Phase I clinical testing. Achieving this milestone triggered a $2,000,000 payment to Cortex from Organon. In September 2001, the second milestone payment of $2,000,000 was triggered when Organon elected to continue developing the compound by entering Phase II clinical testing. Payment of this milestone was received in October 2001. Cortex remains eligible for additional milestone payments based upon further clinical development, and ultimately, royalties on worldwide sales.

Note 3 -- Option Agreement with Shire Pharmaceuticals Group, plc

In April 2000, the Company entered into an option agreement with Shire Pharmaceuticals Group, plc ("Shire") under which Shire will evaluate the use of the Company's Ampakine CX516 for the treatment of Attention Deficit Hyperactivity Disorder ("ADHD"). In exchange for the option, Cortex received $130,000; Shire also purchased 254,353 shares of Cortex common stock for $870,000. Shire will be responsible for all costs associated with the clinical trial, which will consist of a double-blind, placebo-controlled evaluation of CX516 in ADHD patients. Enrollment for this study is currently underway.

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

Note 4 -- Research and License Agreement with Les Laboratoires Servier

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier. The agreement will enable Servier to develop and commercialize Cortex's proprietary Ampakine technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer's disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Lou Gehrig's disease. The territory covered by the exclusive license excludes North America, allowing Cortex to retain commercialization rights in its domestic market. The territory covered by the agreement also excludes South America (except Argentina, Brazil and Venezuela), Australia and New Zealand. The agreement includes an up-front payment by Servier of $5,000,000, which is being amortized into revenue over the three year collaborative research phase that began in December 2000. The agreement also includes research support payments of up to $2,025,000 per year for three years (subject to Cortex providing agreed-upon levels of research) and milestone payments, plus royalty payments on sales in licensed territories.

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

The funding from the Institute must be used solely for the planned clinical trials in MCI patients. As a result, Cortex has recorded the amounts received as restricted cash in the Company's balance sheet. Provided that Cortex complies with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance shall be forgiven unless Cortex enters an Ampakine compound into Phase III clinical trials for Alzheimer's disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report and with Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operation" presented in the Company's 2001 Annual Report on Form 10-KSB.

Introductory Note

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward looking statements be subject to the safe harbors created thereby. These forward-looking statements relate to, among other things, (i) future research plans, expenditures and results, (ii) potential collaborative arrangements,
(iii) the potential utility of the Company's proposed products and (iv) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations, which involve a number of risks and uncertainties and assumptions regarding the Company's business and technology. These assumptions involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized and actual results may differ materially. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and subsequent Current Reports on Form 8-K.

Results of Operations

General
In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a pharmaceutical business unit of Akzo Nobel (The Netherlands). The agreement will allow Organon to develop and commercialize the Company's proprietary Ampakine(R) technology for the treatment of schizophrenia and depression. In connection with the agreement, the Company received a $2,000,000 up-front licensing payment and research support payments of up to $3,000,000 per year for two years. During the three months ended September 30, 2000, the Company received the remaining scheduled research support from the agreement of $1,287,000.

The agreement with Organon also includes milestone payments based upon clinical development, plus royalty payments on worldwide sales. Cortex achieved its first milestone under the agreement in May 2000, when Organon selected a candidate compound to pursue in Phase I clinical testing as a potential treatment for schizophrenia. Achieving this milestone triggered a $2,000,000 payment to Cortex from Organon, which was recorded as revenue upon achievement.

Cortex achieved its second milestone under the agreement in September 2001, when Organon elected to continue development of the selected compound in Phase II clinical testing. Achieving the second milestone triggered another $2,000,000 payment to Cortex from Organon, with the related revenue recorded upon achievement of the milestone.

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier ("Servier"). The agreement will allow Servier to develop and commercialize the Company's Ampakine technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer's disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Lou Gehrig's disease. The agreement includes an up-front payment by Servier of $5,000,000 and research support payments of up to $2,025,000 per year for three years (subject to Cortex providing agreed-upon levels of research personnel). From inception of the agreement through December 31, 2001, Cortex has received research support payments of $2,160,000. The agreement also includes milestone payments, plus royalty payments on sales in licensed territories.

From inception (February 10, 1987) through December 31, 2001, the Company has sustained losses aggregating $39,660,000. Continuing losses are anticipated over the next several years. During that time, the Company's ongoing operating expenses will only be offset, if at all, by research support payments from its collaboration with Servier, by possible milestone payments from Organon and Servier and by possible payments on exercise of its option agreement with Shire. Ongoing operating expenses may also be funded by payments under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon, Shire and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company's operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will require successful commercial development of its products by Organon, Shire, Servier or its other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months and Six Months ended December 31, 2001 and 2000 For the three-month period ended December 31, 2001, the net loss of $956,000 compares with a net loss of $122,000 for the corresponding prior year period. For the six-month period ended December 31, 2001, net income of $240,000 compared to a net loss of $1,713,000 for the corresponding period year period.

Revenues for the three months ended December 31, 2001 approximated those for the three months ended December 31, 2000. Increased revenues for the six months ended December 31, 2001 compared to the six months ended December 31, 2000 include the earlier mentioned $2,000,000 milestone from the Company's agreement with Organon, triggered when Organon elected to continue development of an Ampakine compound by entering Phase II clinical studies.

Research and development expenses for the three-month period ended December 31, 2001 increased from $949,000 to $1,239,000, or by 31% compared to the corresponding prior year period. Most of the increase, or $214,000, resulted from non-cash charges for stock options. The charges include amounts for options re-priced in 1998, as well as expense for options issued to consultants. The increase in research and development expenses also reflects a modest (three employee) increase in scientific personnel.

For the six-month period ended December 31, 2001, research and development expenses increased from $2,179,000 to $2,605,000, or by 20% compared to the corresponding prior year period. The increase primarily represents technology access payments related to the Organon milestone achieved in September 2001. In 1993, Cortex licensed the Ampakine technology from the University of California. Under the related agreement, Cortex is required to remit a portion of certain remuneration received in connection with sublicensing agreements. In September 2001, when Cortex achieved its milestone under its agreement with Organon, a technology access payment to the University of California became due.

General and administrative expenses for the three-month period ended December 31, 2001 increased from $339,000 to $838,000, or by 147%, compared to the corresponding prior year period. The increase primarily represents non-cash compensation charges recorded in connection with earlier re-priced stock options, along with fees and expenses related to exploring a strategic acquisition of technology. The charges related to the activities stated above increased general and administrative expenses to $1,380,000 for the six-month period ended December 31, 2001, compared to $1,183,000 for the corresponding prior year period.

For the six months ended December 31, 2000, the Company recorded a charge of $530,000 to reflect the cumulative effect of a change in accounting principle related to the required adoption of Staff Accounting Bulletin No. 101 ("SAB 101") (Note 1 to the Financial Statements). Issued by the Securities and Exchange Commission, SAB 101 required the Company to change its accounting method for the up-front payment received from the agreement with Organon in 1999 (Note 2 to the Financial Statements). Instead of recording the revenue from the up-front payment when it was received, under SAB 101 Cortex is restating the revenue ratably over the related two-year contract period. As a result, revenues for the three-month and six-month period ended December 31, 2000 have been increased to include $250,000 and $500,000, respectively, of revenues originally recorded when the payment was received. The net impact of adopting SAB 101 was a decrease in the net loss for the three-month period ended December 31, 2000 of $250,000, or $0.01 per share. With the cumulative effect of the change in accounting principle of $530,000, restating revenues increased the net loss by $30,000 for the six-month period ended December 31, 2000, with no impact on net loss per share.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Liquidity and Capital Resources

Sources
From inception (February 10, 1987) through December 31, 2001, Cortex has funded its organizational and research and development activities primarily from the issuance of equity securities, with net proceeds aggregating $38,541,000. Net interest income from inception through December 31, 2001 was $2,048,000.

Research and licensing payments received in connection with the agreement with Organon (Note 2 to the Financial Statements) totaled $11,880,000 through December 31, 2001. Of this amount, Cortex received $2,000,000 in October 2001, representing the second milestone payment from the agreement. This milestone was triggered in September 2001 when Organon elected to continue development of an Ampakine compound by entering Phase II clinical testing. Under the terms of the agreement, the Company may receive additional milestone payments based on further clinical development of the licensed technology and, ultimately, royalties on worldwide sales.

Under the agreement with Servier signed in October 2000, Cortex received research and licensing payments of $6,654,000 during the year ended June 30, 2001. This amount included a $5,000,000 nonrefundable, up-front fee and research support of $1,654,000, including $506,000 of support received in advance for the quarter ended September 30, 2001. During the three-months ended December 31, 2001, Cortex received an additional $506,000 of quarterly research support. The agreement provides research support of up to $2,025,000 per year for three years, plus milestone payments based upon successful clinical development, and royalties on sales in licensed territories.

In October 2000, the Company received notice of a Phase II Small Business Innovative Research award from the National Institutes of Health. The award will provide up to $1,074,000 over a three-year period and will support the Company's research of its Ampakine compounds as a potential new therapy for stroke. From October 2000 to date, Cortex has received roughly $280,000 related to this grant award.

In October 2001, the Company received notice of a second Phase II Small Business Innovative Research award from the National Institutes of Health. This award will provide up to $770,000 over a two-year period. The award will allow Cortex to follow-up on previously reported clinical tests of the Ampakine CX516 as a combination therapy for schizophrenia. Earlier tests were encouraging, with Ampakine-treated patients showing improvement in a number of clinical and neurocognitive scores. From October 2001 to date, Cortex has received $75,000 in connection with this grant award, all of which was received subsequent to December 31, 2001.

Cash Proceeds
As of December 31, 2001, the Company had cash and cash equivalents totaling $3,253,000 and working capital of $1,617,000. In comparison, as of June 30, 2001, the Company had cash and cash equivalents of $4,558,000 and working capital of $1,984,000. The decreases reflect the timing of quarterly support payments from Servier, as well as amounts required to fund the Company's operations.

Commitments
The Company leases approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2004. The commitments under the lease agreement for the years ending June 30, 2002, 2003 and 2004 total $139,000, $358,000 and $343,000, respectively.

The Company is committed to $512,000 for sponsored research and other remuneration to academic institutions, of which $456,000 is payable over the next twelve months. Remaining Cortex commitments for Phase I/IIa clinical studies of the Ampakine compounds are not significant.

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

Staffing
As of December 31, 2001, Cortex had a total of 28 full-time research and administrative employees. Neither significant increases to staffing nor significant investments in plant or equipment are planned for the upcoming year.

Outlook
Cortex anticipates that its cash and cash equivalents -- and the scheduled research support payments from its agreement with Servier -- will be sufficient to satisfy its capital requirements through at least September 30, 2002. Additional funds will be required to continue operations beyond that time. Should Shire elect to exercise its option to license the Ampakine technology for the treatment of ADHD, the negotiated agreement includes an up-front fee, research support payments, milestone payments and royalties on sales. Cortex may also receive milestone payments from the Organon and Servier agreements. There is no assurance that Shire will exercise its license option or that the Company will receive additional milestone payments from Organon or Servier within the desired timeframe, or at all.

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

Because there is no assurance that the Company will secure additional corporate partnerships, the Company is seeking to raise additional capital through the sale of debt or equity securities. There is no assurance that funds will be available on favorable terms, or at all. If equity securities are issued to raise additional funds, dilution to existing shareholders is likely to result.

Additional Risks and Uncertainties
The Company's proposed products are in the preclinical or early clinical stage of development and will require significant further research, development, clinical testing and regulatory clearances. They are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include, but are not limited to, the possibilities that any or all of the proposed products will be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances; that the proposed products, although effective, will be uneconomical to market; that third parties may now or in the future hold proprietary rights that preclude the Company from marketing them; or that third parties will market superior or equivalent products. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products or applications. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the Company does not expect to be able to commercialize any therapeutic drug for at least five years, either directly or through its current or prospective corporate partners or licensees. There can be no assurance that the Company's proposed products will prove to be safe or effective or receive regulatory approvals that are required for commercial sale.

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


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

On December 11, 2001, the Company held its Annual Meeting of Stockholders, with stockholders holding 15,160,026 shares of common stock (representing 91% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. Robert F. Allnutt, Charles J. Casamento, Carl W. Cotman, Ph.D., Vincent F. Simmon, Ph.D. and Davis
L. Temple, Jr., Ph.D. were listed as management's nominees in the Proxy Statement. Subsequent to the solicitation of proxies, Dr. Temple informed the Company that he would not stand for re-election and would resign from his position as director at the Annual Meeting of Stockholders due to personal health considerations. Aside from Dr. Temple, all of the nominees were elected as directors at the meeting. The votes for each nominee were as follows:

                                                                                                       Number
                                             Number of               Number of           Votes        of Broker
         Name                            Affirmative Votes        Negative Votes       Withheld      "Non-votes"
         ----                            -----------------        --------------       --------      -----------
         Robert F. Allnutt                      14,993,125               166,901             --               --
         Charles J. Casamento                   15,071,325                88,701             --               --
         Carl W. Cotman, Ph.D.                  14,993,225               166,801             --               --
         Vincent F. Simmon, Ph.D.               15,071,225                88,801             --               --

At the meeting, the Company also sought the ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 2002. This proposal was approved by 15,098,490 affirmative votes. There were 47,581 negative votes and 13,955 abstentions.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               None.

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CORTEX PHARMACEUTICALS, INC.

   February 11, 2002           By:            /s/ Maria S. Messinger
                                    --------------------------------------------
                                              Maria S. Messinger
                                              Vice President and Chief Financial
                                              Officer;
                                              Corporate Secretary
                                              (Chief Accounting Officer)