Form 10-Q
period 2002-03-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2002-04-26
CIK 849636

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  *   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----
      OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002
                                             --------------

______ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________TO ___________


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

             16,849,386 shares of Common Stock as of April 24, 2002

                          CORTEX PHARMACEUTICALS, INC.
                                      INDEX

                                                                                                 Page Number
                                                                                                 -----------
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Balance Sheets-- March 31, 2002 and June 30, 2001..............................           3

            Statements of Operations -- Three months ended
            March 31, 2002 and 2001 and nine months ended
            March 31, 2002 and 2001........................................................           4

            Statements of Cash Flows -- Nine months ended
            March 31, 2002 and 2001........................................................           5

            Notes to Financial Statements..................................................           6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................................          10

  Item 3.   Quantitative and Qualitative Disclosures of Market Risk........................          16

PART II. OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K...............................................          16

SIGNATURES.................................................................................          16

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

                          Cortex Pharmaceuticals, Inc.

                                 Balance Sheets

                                                                     (Unaudited)                    (Note)
                                                                  March 31, 2002             June 30, 2001
----------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                     $    2,469,279             $   4,557,516
    Restricted cash                                                      180,886                   192,300
    Accounts receivable                                                  377,809                        --
    Other current assets                                                 338,976                   260,679
                                                                  --------------             -------------
       Total current assets                                            3,366,950                 5,010,495

Furniture, equipment and leasehold improvements, net                     471,705                   496,586
Other                                                                     33,407                    33,407
                                                                  --------------             -------------
                                                                  $    3,872,062             $   5,540,488
                                                                  ==============             =============

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
    Accounts payable                                              $      338,995             $     391,784
    Accrued wages, salaries and related expenses                         165,998                   146,676
    Unearned revenue                                                   2,183,316                 2,230,117
    Advance for Alzheimer's project                                      263,204                   258,110
                                                                  --------------             -------------
       Total current liabilities                                       2,951,513                 3,026,687

Unearned revenue, net of current portion                               1,143,518                 2,393,518

Stockholders' (deficit) equity:
    9% cumulative convertible preferred stock, $0.001
       par value; $1.00 per share liquidation preference;
       shares authorized: 1,250,000; shares issued and
       outstanding: 15,000; common shares issuable
       upon conversion: 1,999                                             15,000                    15,000
    Series B convertible preferred stock, $0.001 par value;
       $0.6667 per share liquidation preference; shares
       authorized: 3,200,000; shares issued and
       outstanding: 37,500; common shares issuable
       upon conversion: 3,679                                             21,703                    21,703
    Common stock, $0.001 par value; shares authorized:
       30,000,000; shares issued and outstanding:
       16,846,387 (March 31, 2002) and 16,629,887
       (June 30, 2001)                                                    16,846                    16,629
    Additional paid-in capital                                        42,255,063                41,998,545
    Accumulated deficit                                              (42,531,581)              (41,931,594)
                                                                  --------------             -------------
       Total stockholders' (deficit) equity                             (222,969)                  120,283
                                                                  --------------             -------------
                                                                  $    3,872,062             $   5,540,488
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

                          Cortex Pharmaceuticals, Inc.

                            Statements of Operations

                                   (Unaudited)

                                                         Three months ended                  Nine months ended
                                                              March 31,                          March 31,
                                                   -------------------------------    -------------------------------
                                                            2002              2001             2002              2001
---------------------------------------------------------------------------------------------------------------------
                                                                        (Restated)                          (Restated)
Revenues:
   Research and license revenue                    $     952,692     $   1,228,554    $   4,829,725     $   3,256,283
   Grant revenue                                         200,926            41,524          496,167            66,749
                                                   -------------     -------------    -------------     -------------
     Total revenues                                    1,153,618         1,270,078        5,325,892         3,323,032

Operating expenses:
   Research and development                            1,417,575         1,038,559        4,022,829         3,218,006
   General and administrative                            585,787           526,235        1,965,497         1,708,904
                                                   -------------     -------------    -------------     -------------
     Total operating expenses                          2,003,362         1,564,794        5,988,326         4,926,910
                                                   -------------     -------------    -------------     -------------
Loss from operations                                    (849,744)         (294,716)        (662,434)       (1,603,878)
Interest income, net                                      10,256            74,656           62,447           200,633
                                                   -------------     -------------    -------------     -------------
Loss before cumulative effect of
   change in accounting principle                       (839,488)         (220,060)        (599,987)       (1,403,245)
                                                   -------------     -------------    -------------     -------------
Cumulative effect of change in
   accounting principle                                       --                --               --          (530,000)
                                                   -------------     -------------    -------------     -------------

Net loss                                           $    (839,488)    $    (220,060)   $    (599,987)    $  (1,933,245)
                                                   =============     =============    =============     =============



Net loss per share-- basic and diluted:
   Net loss per share before cumulative
     effect of change in accounting principle      $       (0.05)    $       (0.01)   $       (0.04)    $       (0.09)
   Cumulative effect of change in accounting
     principle                                                --                --               --             (0.03)
                                                   -------------     -------------    -------------     -------------
Net loss per share                                 $       (0.05)    $       (0.01)   $       (0.04)    $       (0.12)
                                                   =============     =============    =============     =============

Shares used in calculating per share amounts:

   Basic and diluted                                  16,742,096        16,619,789       16,666,744        16,594,236


                                   See accompanying notes.

                          Cortex Pharmaceuticals, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                        Nine months ended
                                                                           March 31,
                                                             ----------------------------------
                                                                         2002              2001
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                    $    (599,987)    $  (1,933,245)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                               114,659           109,414
          Stock option compensation expense                           166,743           356,348
          Changes in operating assets/liabilities:
              Accounts receivable                                    (377,809)               --
              Accounts payable and accrued expenses                   (33,467)         (171,222)
              Unearned revenue                                     (1,296,801)        4,247,567
              Restricted cash                                          11,414                --
              Other current assets                                    (78,297)         (242,855)
              Other current liabilities                                 5,094             8,449
                                                                -------------     -------------
    Net cash (used in) provided by operating activities            (2,088,451)        2,374,456
                                                                -------------     -------------

Cash flows from investing activities:
    Purchase of fixed assets                                          (89,778)         (226,746)
                                                                -------------     -------------
    Net cash used in investing activities                             (89,778)         (226,746)
                                                                -------------     -------------

Cash flows from financing activities:

    Payment of 9% preferred stock dividends                              (675)               --
    Proceeds from issuance of common stock                             90,667            26,255
                                                                -------------     -------------
    Net cash provided by financing activities                          89,992            26,255
                                                                -------------     -------------

(Decrease) increase in cash and cash equivalents                   (2,088,237)        2,173,965
Cash and cash equivalents, beginning of period                      4,557,516         2,704,961
                                                                -------------     -------------
Cash and cash equivalents, end of period                        $   2,469,279     $   4,878,926
                                                                =============     =============

                             See accompanying notes.

Cortex Pharmaceuticals, Inc.
Notes to Financial Statements
(Unaudited)

Note 1 -- Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-KSB.

In January 1999, Cortex Pharmaceuticals, Inc. ("Cortex" or "the Company") entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a subsidiary of Akzo Nobel (Note 2). The agreement will enable Organon to develop and commercialize the Company's AMPAKINE(R) technology for the treatment of schizophrenia and depression. In April 2000, the Company entered into an option agreement with Shire Pharmaceuticals Group, plc ("Shire") under which Shire will evaluate the use of the Company's AMPAKINE CX516 for the treatment of Attention Deficit Hyperactivity Disorder (Note 3). In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier ("Servier"). The agreement will enable Servier to develop and commercialize the Company's AMPAKINE technology for the treatment of memory impairment associated with aging and neurodegenerative diseases such as Alzheimer's disease (Note 4).

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

Restatement

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"). SAB 101 provides the SEC Staff's views in applying accounting principles generally accepted in the United States to various revenue recognition issues, and specifically addresses revenue recognition for up-front, nonrefundable fees received in connection with research collaboration arrangements. It is the SEC's position that such fees should be generally recognized over the term of the related agreements.

The Company's previous accounting policy was to recognize such nonrefundable fees as revenues when the payments were received. SAB 101 required Cortex to change its accounting method for the up-front fee from the collaboration with Organon (Note 2) in 1999.

As required, Cortex adopted SAB 101 in the fourth quarter of its fiscal year ending June 30, 2001. As a result, for the three-month period ended March 31, 2001, the Company restated revenues to include $30,000 of revenues originally recorded when the up-front payment was received in 1999. For the three-month period ended March 31, 2001, this restatement decreased the net loss from $0.02 to $0.01 per share.

For the nine-month period ended March 31, 2001, the Company restated revenues to include $530,000 of revenues originally recorded when it received the Organon up-front payment in 1999. The restatement decreased the net loss per share (before the cumulative effect of the change in accounting principle) from $0.12 to $0.09, or by $0.03. For the same period, the cumulative effect of the change in accounting principle of $530,000 was retroactively recorded as of July 1, 2000, increasing the net loss by $0.03 per share. The net impact of the restated revenues and the cumulative effect of the change in accounting principle was an unchanged net loss for the nine-month period ended March 31, 2001 of $0.12 per share.

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

Due to fluctuations in the market price of the Company's common stock, for the three-months ended March 31, 2002, the effect of applying the Interpretation was a decrease in the net loss of $8,000, with no impact on the net loss per share. For the three-months ended March 31, 2001, the effect of applying the Interpretation was an increase in the net loss of $13,000, with no impact on the net loss per share.

For the nine months ended March 31, 2002, the effect of applying the Interpretation was an increase in the net loss of $69,000, with no impact on net loss per share. For the nine months ended March 31, 2001, the effect of applying the Interpretation was an increase in the net loss of $186,000, or $0.01 per share.

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

In connection with the agreement, the Company received an up-front license payment of $2,000,000 and research support payments of up to $3,000,000 per year for two years. During the nine months ended March 31, 2001, the Company received the remaining scheduled research support payments from Organon of $1,287,000.

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

Note 3 -- Option Agreement with Shire Pharmaceuticals Group, plc

In April 2000, the Company entered into an option agreement with Shire Pharmaceuticals Group, plc ("Shire") under which Shire will evaluate the use of the Company's AMPAKINE CX516 for the treatment of Attention Deficit Hyperactivity Disorder ("ADHD"). In exchange for the option, Cortex received $130,000; Shire also purchased 254,353 shares of Cortex common stock for $870,000. Shire will be responsible for all costs associated with the clinical trial, which consists of a double-blind, placebo-controlled evaluation of CX516 in ADHD patients. Enrollment for this study is underway.

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

Note 4 -- Research and License Agreement with Les Laboratoires Servier

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier ("Servier"). The agreement will enable Servier to develop and commercialize Cortex's proprietary AMPAKINE technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer's disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Lou Gehrig's disease. The territory covered by the exclusive license excludes North America, allowing Cortex to retain commercialization rights in its domestic market. The territory covered by the agreement also excludes South America (except Argentina, Brazil and Venezuela), Australia and New Zealand. The agreement includes an up-front payment by Servier of $5,000,000, which Cortex is amortizing into revenue over the three-year collaborative research phase that began in December 2000. The agreement also includes research support payments of roughly $2,025,000 per year for three years (subject to Cortex providing agreed-upon levels of research personnel) and milestone payments, plus royalty payments on sales in licensed territories.

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

Note 6 -- Stockholder Rights Plan

On February 5, 2002, the Company's Board of Directors approved the adoption of a Stockholder Rights Plan to protect stockholder interests against takeover strategies that may not provide maximum stockholder value. A dividend of one Right for each outstanding share of the Company's Common Stock was distributed to stockholders of record on February 15, 2002. The Rights automatically attached to outstanding shares of Common Stock and no separate certificates were issued. The Rights trade only together with the Company's Common Stock.

Each Right allows its holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $75.00 per share. The Rights are not currently exercisable, but will become exercisable if certain events occur relating to a person or group ("Acquiring Person") acquiring or attempting to acquire fifteen percent (15%) or more of the outstanding shares of the Company's Common Stock. If the Rights become exercisable, then any Rights held by the Acquiring Person are void. In such event, each other holder of a Right that has not been exercised will have the right to receive shares of the Company's Common Stock having a value equal to two times the exercise price of the Right. Unless redeemed or exchanged earlier by the Company, the Rights expire on February 15, 2012.

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

The forward-looking statements included herein are based on current expectations, which involve a number of risks and uncertainties and assumptions regarding the Company's business and technology. These assumptions involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized and actual results may differ materially. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-KSB and subsequent Current Reports on Form 8-K.

Results of Operations

General

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon ("Organon"), a pharmaceutical business unit of Akzo Nobel (The Netherlands). The agreement will allow Organon to develop and commercialize the Company's proprietary Ampakine(R) technology for the treatment of schizophrenia and depression. In connection with the agreement, the Company received a $2,000,000 up-front licensing payment and research support payments of roughly $3,000,000 per year for two years. During the nine months ended March 31, 2001, the Company received the remaining scheduled research support from the agreement of $1,287,000.

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

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier ("Servier"). The agreement will allow Servier to develop and commercialize the Company's Ampakine technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer's disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Lou Gehrig's disease. The agreement includes an up-front payment by Servier of $5,000,000 and research support payments of roughly $2,025,000 per year for three years (subject to Cortex providing agreed-upon levels of research personnel). From inception of the agreement through March 31, 2002, Cortex has received research support payments of $2,666,000. The agreement also includes milestone payments, plus royalty payments on sales in licensed territories.

From inception (February 10, 1987) through March 31, 2002, the Company has sustained losses aggregating $40,500,000. Continuing losses are anticipated over the next several years. During that time, the Company's ongoing operating expenses will only be offset, if at all, by research support payments from its collaboration with Servier, by possible milestone payments from Organon and Servier and by possible payments on exercise of its option agreement with Shire. Ongoing operating expenses may also be funded by payments under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon, Shire and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company's operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will require successful commercial development of its products by Organon, Shire, Servier or its other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months and Nine Months ended March 31, 2002 and 2001

For the three-month period ended March 31, 2002, the net loss of $839,000 compares with a net loss of $220,000 for the corresponding prior year period. For the nine-month period ended March 31, 2002, the net loss of $600,000 compared to a net loss of $1,933,000 for the corresponding prior year period.

Decreased revenues for the three months ended March 31, 2002 relative to the three months ended March 31, 2001 mostly reflect the timing of research support from the agreements with Organon and Servier. Increased revenues for the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001 include the earlier mentioned $2,000,000 milestone from the Company's agreement with Organon, triggered when Organon elected to continue development of an AMPAKINE compound by entering Phase II clinical studies.

Research and development expenses for the three-month period ended March 31, 2002 increased from $1,039,000 to $1,418,000, or by 36% compared to the corresponding prior year period. Most of the increase represented expenses for a meeting of Principal Investigators for the Phase II clinical study of the Ampakine CX516 in patients with Mild Cognitive Impairment. The cross-national study, conducted in collaboration with Cortex's corporate partner, Servier, commenced enrollment in late March 2002. Servier has agreed to support the bulk of the costs for this study.

Expenses for the three-month period ended March 31, 2002 also included amounts related to the Phase II Small Business Innovative Research ("SBIR") awards to investigate the Ampakine compounds as a potential treatment for stroke and as a combination therapy for schizophrenia. Offsetting grant revenues are recorded as expenses for the SBIR award projects are incurred.

For the nine-month period ended March 31, 2002, research and development expenses increased from $3,218,000 to $4,023,000, or by 25% compared to the corresponding prior year period. The increase primarily represented the expenses for the meeting of Principal Investigators, detailed above, and technology access payments related to the Organon milestone achieved in September 2001. Cortex previously licensed the Ampakine technology from the University of California. Under the related agreement, Cortex is required to remit a portion of certain remuneration received in connection with sublicensing agreements. In September 2001, when Cortex achieved its milestone under its agreement with Organon, a technology access payment to the University of California became due.

General and administrative expenses for the three-month period ended March 31, 2002 increased from $526,000 to $586,000, or by 11% compared to the corresponding prior year period, mostly due to fees related to the adopted Stockholder Rights Plan (Note 6 to the Financial Statements). For the nine-month period ended March 31, 2002, general and administrative expenses increased from $1,709,000 to $1,965,000, or by 15% compared to the corresponding prior year period. The increase primarily represents expenses related to exploring a strategic acquisition of technology.

For the nine months ended March 31, 2001, the Company recorded a charge of $530,000 to reflect the cumulative effect of a change in accounting principle related to the required adoption of Staff Accounting Bulletin No. 101 ("SAB 101") (Note 1 to the Financial Statements). Issued by the Securities and Exchange Commission, SAB 101 required the Company to change its accounting method for the up-front payment received from the agreement with Organon in 1999.

Instead of recording the revenue from the up-front payment when it was received, under SAB 101 Cortex restated the revenue ratably over the agreement's two-year contract period. As a result, revenues for the three-month and nine-month period ended March 31, 2001 have been increased to include $30,000 and $530,000, respectively, of revenues originally recorded when the payment was received. The net impact of adopting SAB 101 was a decrease in the net loss for the three-month period ended March 31, 2001 of $30,000, or $0.01 per share. With the recorded cumulative effect of the change in accounting principle of $530,000, restating revenues by $530,000 had no impact on the net loss or net loss per share for the nine-month period ended March 31, 2001.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Liquidity and Capital Resources

Sources

From inception (February 10, 1987) through March 31, 2002, Cortex has funded its organizational and research and development activities primarily from the issuance of equity securities, with net proceeds aggregating $38,631,000. Net interest income from inception through March 31, 2002 was $2,024,000.

Research and licensing payments received in connection with the agreement with Organon totaled $11,880,000 through March 31, 2002. Of this amount, Cortex received $2,000,000 during the nine months ended March 31, 2002, representing the second milestone payment from the agreement. This milestone was triggered in September 2001 when Organon elected to continue development of an AMPAKINE compound by entering Phase II clinical testing. Under the terms of the agreement, the Company may receive additional milestone payments based on further clinical development of the licensed technology and, ultimately, royalties on worldwide sales.

Under the agreement with Servier signed in October 2000, Cortex received research and licensing payments of $7,666,000 through March 31, 2002. Of this amount, Cortex received $1,013,000 during the nine months ended March 31, 2002, representing agreed-upon research support. Additional research support for the period covered by the nine months ended March 31, 2002 was received in advance during the fiscal year ended June 30, 2001. The agreement provides research support of roughly $2,025,000 per year for three years, plus milestone payments based upon successful clinical development, and royalties on sales in licensed territories.

In October 2000, the Company received notice of a Phase II SBIR award from the National Institutes of Health. The award will provide up to $1,074,000 over a three-year period and will support the Company's research of its AMPAKINE compounds as a potential new therapy for stroke. From October 2000 through March 31, 2002, Cortex has received roughly $340,000 related to this grant award.

In October 2001, the Company received notice of a second Phase II SBIR award from the National Institutes of Health. This award will provide up to $770,000 over a two-year period. The award will allow Cortex to follow-up on previously reported clinical tests of the AMPAKINE CX516 as a combination therapy for schizophrenia. Earlier tests were encouraging, with AMPAKINE-treated patients showing improvement in a number of clinical and neurocognitive scores. From October 2001 through March 31, 2002, Cortex has received $179,000 in connection with this grant award.

Cash Proceeds

As of March 31, 2002, the Company had cash and cash equivalents totaling $2,469,000, accounts receivable of $378,000 and working capital of $415,000. In comparison, as of June 30, 2001, the Company had cash and cash equivalents of $4,558,000, no accounts receivable and working capital of $1,984,000. The decreases in cash and working capital reflect amounts required to fund the Company's operations. Accounts receivable at March 31, 2002 includes amounts related to SBIR grant projects, along with amounts to be reimbursed by the Company's partner, Servier.

Current liabilities at March 31, 2002 and June 30, 2001 include $1,667,000 of unearned revenues related to the $5,000,000 non-refundable, up-front payment from Servier in October 2000. In accordance with Staff Accounting Bulletin No. 101, the revenue related to the up-front fee is being amortized over the three years of collaborative research included in the Servier agreement.

Commitments

The Company leases approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2004. The commitments under the lease agreement for the years ending June 30, 2002, 2003 and 2004 total $72,000, $358,000 and $343,000, respectively.

The Company is committed to $765,000 for sponsored research and other remuneration to academic institutions, of which $628,000 is payable over the next twelve months. Remaining Cortex commitments for Phase I/IIa clinical studies of the Ampakine compounds are not significant.

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

Together with its corporate partner, Servier, the Company is conducting a cross-national clinical study with the AMPAKINE CX516 in patients with mild cognitive impairment (MCI). Servier has agreed to incur the bulk of the costs for this study, which commenced enrollment in 2002.

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

Staffing

As of March 31, 2002, Cortex had a total of 28 full-time research and administrative employees. Neither significant increases to staffing nor significant investments in plant or equipment are planned for the upcoming year.

Outlook

Cortex anticipates that its cash and cash equivalents -- and the scheduled research support payments from its agreement with Servier -- will be sufficient to satisfy its capital requirements through at least October 2002. Additional funds will be required to continue operations beyond that time. Should Shire elect to exercise its option to license the Ampakine technology for the treatment of ADHD, the negotiated agreement includes an up-front fee, research support payments, milestone payments and royalties on sales. Cortex may also receive milestone payments from the Organon and Servier agreements. There is no assurance that Shire will exercise its license option or that the Company will receive additional milestone payments from Organon or Servier within the desired timeframe, or at all.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits

                  None.

          (b)     Reports on Form 8-K

                  On February 15, 2002, the Company filed a Report on Form 8-K in connection with its adoption of a Stockholder Rights Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CORTEX PHARMACEUTICALS, INC.

     April 26, 2002         By:      /s/ Maria S. Messinger
                                  ----------------------------------------------
                                     Maria S. Messinger
                                     Vice President and Chief Financial Officer;
                                     Corporate Secretary
                                     (Chief Accounting Officer)