Form 10-K
period 2002-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2002-10-15
CIK 849636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                          to

Commission file number 0-17951

Cortex Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0303583 (I.R.S. Employer Identification Number)

15241 Barranca Parkway, Irvine, California, 92618
(Address of principal executive offices, including zip code)

(949) 727-3157
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Common Stock, $0.001 par value (Title of Class)	The American Stock Exchange (Name of Exchange on which Registered)

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES  ☒     NO  ☐

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

        The aggregate market value of the voting stock held by non-affiliates as of October 8, 2002 was $13,229,396 (based on the closing sale price of the common stock as reported by The American Stock Exchange on such date). As of October 8, 2002, there were 16,853,659 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on December 16, 2002 (to be filed with the Commission on or before October 28, 2002) are incorporated by reference into Part III, except for Item 14.

(Attached to this Report on Form 10-K)

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” and similar expressions include, but are not limited to, statements regarding (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of the Company’s proposed products and (iv) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company’s business and technology, which involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives or plans of the Company will be achieved.

PART I

Item 1.   Business

Cortex Pharmaceuticals, Inc. (“Cortex” or the “Company”) was organized in 1987 to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurodegenerative diseases and other neurological and psychiatric disorders. Since 1993, the primary effort at Cortex has been to develop products that affect the AMPA-type glutamate receptor, a complex of proteins that is involved in communication between nerve cells in the human brain. Cortex is developing a family of chemical compounds, known as AMPAKINE® compounds, that enhance the activity of this receptor. Cortex believes that AMPAKINE compounds hold promise for correcting deficits brought on by a variety of diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter.

The AMPAKINE program addresses large potential markets. The Company’s commercial development plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of many of its proposed products. The Company may retain the right to eventually market or co-promote AMPAKINE compounds for selected indications in the United States. If the Company is successful in the pursuit of this partnering strategy, it may be in a position to contain its costs over the next few years, to maintain its focus on the research and early development of novel pharmaceuticals (where it believes that it has the ability to compete) and eventually to participate more fully in the commercial development of its proposed products in the United States.

In January 1999, the Company entered a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”), a subsidiary of Akzo Nobel. The agreement grants Organon worldwide rights to develop and commercialize the Company’s AMPAKINE technology for the treatment of schizophrenia and depression. In October 2000, the Company entered a research collaboration and license agreement with Les Laboratoires Servier (“Servier”). The agreement, as amended in October 2002, will allow Servier to develop and commercialize the Company’s AMPAKINE technology in defined territories of Europe, Asia, the Middle East and certain South American countries as a treatment for memory impairment associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to,

Alzheimer’s disease, Mild Cognitive Impairment, sexual dysfunction, anxiety disorders and the dementia associated with multiple sclerosis and Lou Gehrig’s disease.

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

In the fiscal years ended June 30, 2002 and 2001, the Company’s expenditures on research and development were $5,043,000 and $4,410,000, respectively. The increase in fiscal year 2002 includes expenses for a Phase II clinical study of the AMPAKINE CX516 in patients with Mild Cognitive Impairment. The Company’s collaborating partner, Servier, will pay nearly all of the remaining costs for this study. The increase in research expenditures in fiscal year 2002 also includes technology access payments related to the Company’s license of the AMPAKINE technology from the University of California.

AMPA Receptor Program

In June 1993, Cortex licensed a new class of molecules and technology—the AMPAKINE technology—from the University of California. Cortex has subsequently been working to develop and patent new AMPAKINE molecules and to demonstrate efficacy and safety in a number of potential indications.

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

It is well known that synaptic connections, including those that utilize glutamate, decline with age. Thus, disorders associated with aging may be amenable to treatment with AMPAKINE compounds. Two such disorders include Mild Cognitive Impairment and Alzheimer’s disease. Schizophrenia and other disorders that may involve neurotransmitter imbalances, including reduced levels of glutamate transmission, may also benefit from AMPA-receptor directed therapeutics. A recently completed study with AMPAKINE compounds in patients with schizophrenia indicated improvement in a number of symptoms also common to patients with Attention Deficit Hyperactivity Disorder (“ADHD”). The Company and its collaborators have obtained other encouraging preliminary results in animal models of depression, sexual dysfunction and stroke.

  Mild Cognitive Impairment and Alzheimer’s Disease

Impairment of memory and cognition is a significant health care problem that is growing as the elderly population continues to increase. While not fatal (except when associated with diseases such as Alzheimer’s disease), the incidence and prevalence of cognitive deficits increase inexorably with age. Many elderly individuals are confined to nursing homes because of psychological disorientation and functional difficulties. Pharmaceuticals to alleviate deficits in memory and cognition could potentially enable these elderly individuals to remain independent longer, resulting in improved quality of life and substantial savings in health care costs. Cognitive deficit is also associated with a number of other neurological and neurodegenerative diseases, including autism, fragile X syndrome, multiple sclerosis, Amyotrophic Lateral Sclerosis and Huntington disease.

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

Patients with Mild Cognitive Impairment (“MCI”) do not meet the clinical criteria for Alzheimer’s disease, but these patients represent the earliest clinically-defined group with memory impairment beyond that expected for individuals of the same age and education. It is estimated that there are between 3 and 4 million people with MCI, and that each year approximately 15% to 20% of MCI patients will progress to Alzheimer’s disease. However, not all patients with MCI progress to Alzheimer’s disease.

Alzheimer’s disease is the best known destroyer of memory, currently afflicting some 4 million Americans and 12 million people worldwide. With the aging of our population, unless a treatment is found, the number of people in the U.S. with the disease is expected to reach 14 million by the middle of this century. According to the Alzheimer’s Association, Alzheimer’s disease is already the third most expensive disease in the U.S. (after heart disease and cancer), with an estimated annual cost to society of $100 billion and a lifetime cost per patient of $174,000. Neither Medicare nor most private health insurance covers the long-term care more patients need. The impact of an effective treatment, even a symptomatic one, would be enormous.

It’s in the early stages of Alzheimer’s disease that Cortex believes AMPAKINE molecules may play a valuable role, enhancing the effectiveness of the brain cells that have not yet succumbed to the disease. This enhancement may help to alleviate the memory and cognitive deficits that make up the early symptoms.

There is also a possibility that treatment with AMPAKINE compounds may slow the progression of Alzheimer’s disease. Brain cells, or neurons, require continued input from other brain cells to remain alive. As neurons die, other neurons begin to lose their inputs, hastening their own death. AMPAKINE compounds may slow the rate at which functional levels of input from other neurons are lost.

One of the most compelling animal studies conducted to date with the AMPAKINE compounds involved an assessment of the effects on memory performance in middle-aged rats. A number of researchers have demonstrated that healthy middle-aged rats have significant deficits in memory performance when compared to younger animals. This provides an animal model for age-associated memory impairment in humans. In a study published in Synapse, the authors conducted research involving a maze task with middle-aged and young adult rats. The middle-aged rats showed striking deficits in performance when compared with the young adult animals. When given an AMPAKINE compound, the performance of the middle-aged rats improved to levels equivalent to those found in young animals.

Three human clinical safety studies have been completed with the AMPAKINE CX516 (“AMPALEX”) in healthy volunteers. In all three studies, CX516 was safe and well-tolerated on acute oral administration and, importantly, indicated statistically-significant positive effects on memory performance.

The initial study, conducted by AFB Parexel in Berlin, Germany involved single administrations of drug or placebo to a total of 48 healthy young adult volunteers, ranging in age from 18 to 35. The trial was double-blinded and placebo-controlled, and included administering a single dose of drug in capsule form to each volunteer. Several dosages of drug were tested and at all dosage levels, the drug was safe and well-tolerated. In addition, analysis of psychological data revealed a highly statistically significant positive effect on a test of memory performance that involved recall of a list of nonsense syllables.

The second trial, at the same clinical site in Berlin, involved 30 healthy elderly volunteers, aged 65 to 76, each of whom was administered a single oral dose of drug or placebo. In this double-blinded trial, CX516 was again found to be safe and well-tolerated. The elderly volunteers were also given the same nonsense syllable memory test that had been given to the young volunteers in the first study. In the absence of drug, the elderly volunteers’ memory was substantially worse than that of the young volunteers. In the presence of drug, a statistically significant positive effect on memory performance was observed. Several of the elderly volunteers receiving the highest dosage of AMPALEX scored at or above the average score achieved by the young volunteers in the earlier study.

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

After these encouraging results, Cortex initiated a Phase I/IIa study in patients experiencing deficits of memory and cognition due to Alzheimer’s disease. The double-blind, placebo-controlled dose escalation study, which was conducted at the National Institutes of Health in Bethesda, Maryland, involved administration of CX516 to an eventual total of 14 patients for up to 28 days. A preliminary analysis of the data indicates improvement in ADAS-cog and CIBIC plus, two measures used to detect changes in Alzheimer’s disease patients.

While the clinical testing of the AMPAKINE technology initiated by Cortex provided preliminary indications of desired effects on memory and cognition, psychological testing of patients with Alzheimer’s disease is subject to a high level of variability. Full-scale Phase II studies designed to achieve significance on broad psychological scales will require larger numbers of patients. Cortex intends that further clinical studies of AMPAKINE compounds as a treatment for Alzheimer’s disease will be conducted in collaboration with its corporate partner, Servier.

In June 2000, Cortex received $247,000 from the Institute for the Study of Aging (the “Institute”), a non-profit foundation based in New York City dedicated to the improvement in quality of life for the elderly. The funds will provide support for the clinical trial being conducted with Servier in patients with MCI, as explained more fully below. Data from this study may support the concept of AMPA modulation as a treatment for MCI and would justify additional, larger trials. In the event that Cortex enters an AMPAKINE into Phase III clinical studies as a treatment for Alzheimer’s disease, Cortex has agreed to repay the funds to the Institute to allow them to financially assist other biotechnology companies.

In October 2000, the Company entered a research collaboration and an exclusive license agreement with Servier. The agreements will enable Servier to develop and commercialize Cortex’s proprietary AMPAKINE technology for the treatment of declines in cognitive performance associated with aging and of neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer’s disease, MCI, sexual dysfunction, and the dementia associated with multiple sclerosis and

Lou Gehrig’s disease. The territory covered by the exclusive license excludes North America, allowing Cortex to retain commercialization rights in its domestic market. The territory covered by the agreement also excludes South America (except Argentina, Brazil and Venezuela), Australia and New Zealand. The agreement includes an up-front payment by Servier of $5,000,000, research support payments of roughly $2,025,000 per year for three years (subject to annual increases) and milestone payments, plus royalty payments on sales in licensed territories. In October 2002, Servier agreed to provide Cortex an additional $4,000,000 of research support over a two-year period, in exchange for rights to the Cortex AMPAKINE compounds for the potential treatment of anxiety disorders in Serviers’ licensed territories.

In March 2001, a Food and Drug Association (“FDA”) advisory panel concluded that MCI is a distinct condition separate from Alzheimer’s disease and a valid target for new therapies—regardless of whether a new drug slows progression to dementia. The FDA indicated its willingness to approve a drug that can be shown to be safe and effective in improving memory. This decision represents a marked departure from the FDA’s prior reluctance to approve such medications, encouraging Cortex in its pursuit of developing a drug that may treat memory disorders. Cortex has rights to issued patents in the United States, Mexico and Australia covering the use of any AMPA receptor modulating compounds to improve memory and cognition.

Together with Servier, Cortex is conducting a cross-national study of the AMPAKINE technology as a potential treatment for MCI. Enrollment in the study began in March 2002, and is projected to reach 160 patients. Testing will be conducted in an estimated nine clinical centers in the U.S. and 22 clinical centers in Europe (France, Belgium, Great Britain, Sweden and the Netherlands). Servier has agreed to pay nearly all of the costs associated with this trial. Preliminary results from the study are expected in the second calendar quarter of 2003.

  Schizophrenia

Schizophrenia is a major health care problem. The worldwide incidence of the disease is approximately one percent, regardless of ethnic, cultural or socioeconomic status. On any given day, approximately 100,000 of the estimated two million U.S. patients with schizophrenia are in public mental hospitals.

Schizophrenia typically develops in late adolescence or early adulthood and involves a collection of symptoms. These are generally characterized as positive symptoms (delusions and hallucinations), negative symptoms (social withdrawal and loss of emotional responsiveness) and cognitive symptoms (disordered thought and attention deficits).

The first conventional anti-psychotics for schizophrenia were developed in the 1950s and 1960s. These drugs, such as chlorpromazine and haloperidol, helped to reduce the positive symptoms of the disease and greatly reduced the need for chronic hospitalization. However, these drugs, which are still in use today, are characterized by troublesome and occasionally life-threatening side effects. One of the most common side effects of conventional anti-psychotics is EPS or “extrapyramidal signs,” which include restlessness and tremors. EPS side effects have a strongly negative impact on quality of life and tend to lead to poor patient compliance with medication.

More recently, a new type of anti-psychotic agent, referred to as atypical due to the virtual lack of EPS side effects, has been developed. Clozapine was the first such drug. It was initially studied in the 1970s, but clinical trials were halted due to the risk of a fatal blood disorder known as agranulocytosis and a dose-dependent risk of seizures. Clozapine was reintroduced in the 1980s, with approval by the FDA for use in patients who cannot be adequately treated with conventional anti-psychotics, either because of lack of efficacy or side effects. Risperidone and olanzapine are other recent atypical anti-psychotics without agranulocytosis side effects.

The newer atypical agents achieve good control of positive symptoms, partial control of negative symptoms and better patient compliance with medication due to lower levels of EPS side effects. However, clinicians agree that there are still substantial side effects and that the cognitive symptoms of schizophrenia are not greatly improved by any available agent. The persistence of cognitive symptoms prevents many patients from successfully reintegrating into society.

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

In late 1995, Cortex announced the discovery that an AMPAKINE compound reduced stereotypic behavior (mechanical repetition of posture or movement) in rats that had been injected with methamphetamine. Reduction of methamphetamine-induced stereotypic behavior is widely used for initial screening of anti-psychotic drugs. Scientists at both the University of California, Irvine, and Cortex have since extended this finding to include additional AMPAKINE molecules. Further, Cortex scientists have demonstrated that AMPAKINE compounds in combination with either conventional or atypical anti-psychotic drugs have additive or synergistic effects in this model system.

In January 1999, the Company entered an exclusive worldwide license agreement with Organon. The agreement will enable Organon to develop and commercialize Cortex’s proprietary AMPAKINE technology for the treatment of schizophrenia. Under the agreement, Organon has rights to intellectual property that includes broad medical use patents covering the use of any AMPA receptor modulating compound to treat schizophrenia as a mono-therapy, or in combination with other anti-psychotic medications.

The agreement also included an option for Organon to expand its rights to the technology as a potential treatment for depression. Organon exercised that option in January 2001, thereby committing to specified spending on research in the field using AMPAKINE compounds.

The agreement with Organon provided an up-front payment of $2,000,000 and research support payments of roughly $3,000,000 per year for two years. The agreement also includes milestone payments and royalty payments on worldwide sales. The Company believes that the agreement with Organon will provide an accelerated program to bring the AMPAKINE technology to market for schizophrenia and depression, if proven safe and effective in clinical trials.

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

Further clinical testing of the AMPAKINE compounds in patients with schizophrenia is being conducted by the Company’s corporate partner, Organon. In May 2000, Cortex achieved its first milestone under the related agreement when Organon selected a licensed compound to pursue in Phase I clinical testing, triggering a $2,000,000 payment to Cortex. In September 2001, Organon informed Cortex of its intent to continue development of the selected compound by entering Phase II clinical testing, triggering a second $2,000,000 milestone payment. Additional payments from the Organon agreement for schizophrenia will depend upon the results of the Phase II study.

In September 2001, Cortex received notice of a Phase II Small Business Innovative Research (“SBIR”) award for roughly $770,000 from the National Institutes of Health to investigate the therapeutic potential of the AMPAKINE technology in schizophrenia. The goals of the related research plan include determining whether an AMPAKINE compound will improve negative symptoms, attention and memory. The research plan also hopes to assess the effects of an AMPAKINE compound on positive systems, anxiety and depressive symptoms. As of June 30, 2002, Cortex had received $298,000 from this two-year grant award.

  Attention Deficit Hyperactivity Disorder

Attention Deficit Hyperactivity Disorder is the most commonly diagnosed disorder of children. The National Institute of Mental Health (“NIMH”) estimates that ADHD affects three to five percent of school-age children, with about one child in every classroom in the U.S. in need of help for this disorder. According to the NIMH, national public school spending on behalf of students with ADHD may have exceeded $3 billion in 1995.

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

Psychostimulants, including amphetamine, methylphenidate and pemoline, represent the most widely researched and commonly prescribed treatments for the disorder. One theory suggests that ADHD results from difficulties in inhibiting responses to internal and external stimuli. Evidence suggests that those areas of the brain thought to be involved in planning, foresight, and consideration of alternative responses may be under-stimulated in patients with ADHD. Stimulant medication may work on these areas of the brain to increase neural activity to more normal levels.

Because psychostimulants are more readily available and more frequently prescribed, concerns over their potential overuse and abuse have intensified. Along with the abuse potential, treatments with psychostimulants may result in side effects. According to the National Institutes of Health, some children on these medications may lose weight, have less appetite and temporarily grow more slowly. Others may experience problems falling asleep. Given the lack of consistent improvement beyond the disorder’s core symptoms and the deficit of long-term studies, the need remains for additional testing with medications and behavioral treatments.

In April 1999, the Company reported preliminary results from a study with the AMPAKINE CX516 in patients with schizophrenia being treated with clozapine. The results noted in CX516-treated patients included improved performance on several tests of memory, problem solving and distractability, as well as a clinical improvement in attention—symptoms that are also common to patients with ADHD. Based upon these results, the Company believes that AMPAKINE compounds may represent a novel, non-controlled (not regulated by the Drug Enforcement Agency) approach for treating ADHD patients.

In April 2000, the Company entered an option agreement with Shire Pharmaceuticals Group, plc (“Shire”), under which Shire initiated a Phase II double-blind, placebo-controlled study of Cortex’s AMPAKINE CX516 for the treatment of ADHD. Enrollment in the study began in the summer of 2001, with Shire responsible for all of the costs of the trial. In exchange for the option, Cortex received $130,000; Shire also purchased 254,353 shares of Cortex common stock for $870,000.

Shire had the right to convert its option into an exclusive worldwide license for the AMPAKINE technology for ADHD. Upon exercise, Cortex would have received a license fee, milestone payments based on successful clinical and commercial development, research support for additional AMPAKINE compounds and royalties on sales.

In May 2002, Shire made a business decision to abruptly terminate the Phase II study of CX516 in adult patients with ADHD. At the time of the decision to immediately stop all treatments, 72 patients out of a planned 110 patient study target had been enrolled. Only 45 patients had completed the 28-day course of treatment required by the study design. Because the study design was broken by the sudden cessation of all treatments and only 40% of the patients completed the full treatment plan, it resulted in a study that could not be properly analyzed. In June 2002, Shire elected not to exercise its option for use of the AMPAKINE technology in ADHD. Currently, Cortex is assessing the information and determining whether to conduct a new trial in ADHD with CX516, while we are pursuing new partners for this therapy.

Following Shire’s decision to forgo its option, Servier immediately declared CX516 its lead AMPAKINE compound in the field of MCI, Alzheimer’s disease and other neurodegenerative diseases in its territory, primarily Europe and Asia. Shire had previously held the first right of refusal to keep CX516 in ADHD.

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

Preclinical experiments conducted by Kevin Lee, Ph.D. at the University of Virginia and by two pharmaceutical companies have demonstrated that the AMPAKINE CX516 can be safely administered to animals under mimicked stroke-like conditions. Additionally, research at Cortex suggests that AMPAKINE compounds may be neuroprotective—AMPAKINE treatment may provide protection to at-risk neurons adjacent to the area of damage following a stroke.

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

In May 1999, Cortex received notice of a Phase I Small Business Innovative Research (“SBIR”) award of $100,000 from the National Institutes of Health to investigate the AMPAKINE technology as a potential new stroke therapy. Subsequently, in October 2000, Cortex received notice of a Phase II SBIR award of up to $1,074,000 to continue its research.

The goals of the research plan include determining if an AMPAKINE compound administered in advance can reduce damage to neurons in an animal model of stroke; and to determine if the compound reduces damage to the memory of the animals. An AMPAKINE compound will also be administered after the stroke to determine if there is an improved recovery of memory function. As of June 30, 2002, Cortex had received approximately $400,000 from this three-year grant award. Research of the AMPAKINE technology as a treatment for stroke, beyond that funded by the SBIR grant, will depend upon the Company’s financial resources.

    Other Potential Indications—Fragile X and Autism

Fragile X is an inherited disorder that is the most common cause of inherited mental retardation. The disorder affects 1 in 2,000 males and 1 in 4,000 females. Symptoms of fragile X syndrome include mental impairment ranging from learning disabilities to mental retardation, attention deficit and hyperactivity, anxiety and unstable mood and autistic-like behaviors.

Males are typically more severely affected by fragile X syndrome than females. Although most males have mental retardation, only one-third to one-half of females have significant intellectual impairment; the rest have either normal intelligence or learning disabilities. Emotional and behavioral problems are common in both sexes. There are no current therapeutic treatments for the disorder, although medications are used to treat some symptoms.

Autism is a complex developmental disability that typically appears during the first three years of life. The result of a neurological disorder that affects the functioning of the brain, autism and its associated behaviors have been estimated to occur in as many as 2 to 6 in 1,000 individuals. The disability is four times more prevalent in males than in females.

Autism impacts the normal development of the brain in the areas of social interaction and communication skills. Children and adults with autism typically have difficulties in verbal and nonverbal communication, social interactions, and leisure or play activities. Persons with autism may exhibit repeated body movements, unusual responses to people or attachments to objects, and resistance to changes in routines. Individuals may also experience heightened sensitivities of sight, hearing, touch, smell and taste. There are currently no approved therapeutic treatments for autism, although early behavioral intervention dramatically improves outcome.

Recent scientific research has led to an improved understanding of fragile X syndrome and autism. A number of scientists have suggested that the use of a drug to enhance glutamate transmission may be beneficial. AMPAKINE compounds, which have demonstrated enhanced glutamate transmission, may therefore serve as potential new therapeutics.

Imaging studies demonstrate that areas of the brain that are extremely rich in glutamate transmission are less active in autistic patients. Molecular studies suggest that although genes involved in the AMPA-type glutamate receptor are more active in autistic patients, the density of AMPA-type glutamate receptors is decreased. Taken together, these facts suggest that enhancing AMPA receptor activity may be beneficial in autistic patients.

The scientific logic for using an AMPA receptor modulator in fragile X is more complex but equally compelling. The fragile X genetic defect results in the reduction or absence of an important protein, FMRP. FMRP is thought to play an important role in allowing normal levels of AMPA receptor proteins to be made. Increasing the activity of AMPA receptors with an AMPAKINE may overcome the reduced number of AMPA receptors produced by the reduced level of FMRP protein.

In April 2002, Cortex announced that it is collaborating with several research organizations to conduct a Phase II clinical study to evaluate the AMPAKINE CX516 as a potential treatment for fragile X syndrome and autism. The study design is a randomized double-blind, placebo controlled trial with four weeks of treatment. Outcome measures will include testing in attention and executive function, spatial and verbal/auditory memory, language domain and behavior domain. Patient enrollment began in May 2002 and is anticipated to continue over a two-year period.

The FRAXA Research Foundation will provide funding for the trial at Rush-Presbyterian-St. Luke’s Medical Center in Chicago, and Cortex will provide study medication (CX516 or placebo capsules). The Child and Adolescent Psychiatry Department at the University of Chicago will also participate in the study.

Calpain Inhibitor Program

Calpain is a protease, a protein that digests other proteins. It is involved in a variety of biological processes throughout the body and has been implicated in the pathology of several diseases and disorders, including brain damage due to stroke. The Company has certain rights to calpain inhibitor technology, but has allocated its resources to its AMPAKINE technology platform.

Manufacturing

Cortex has no experience or capability to either manufacture bulk quantities of the new compounds that it develops, or to produce finished dosage forms of the compounds, such as tablets or capsules. Cortex relies, and presently intends to rely, on the manufacturing and quality control expertise of contract manufacturing organizations or current and prospective corporate partners. There is no assurance that the Company will be able to enter into manufacturing arrangements to produce bulk quantities of its compounds on favorable financial terms. There is however, substantial availability of dosage form manufacturing capability in the U.S. pharmaceutical industry that the Company believes that it can readily access.

Marketing

The Company has no experience in the marketing of pharmaceutical products and does not anticipate having the resources to distribute and broadly market any products that it may develop. The Company will therefore continue to seek commercial development arrangements with other pharmaceutical companies for its proposed products. In entering such arrangements, the Company may seek to retain the right to promote or co-promote products for certain indications in North America. The Company’s worldwide licensing agreement with Organon (see Note 4 of Notes to Financial Statements) does not provide Cortex with co-promotional rights. There is no assurance that the Company will be able to enter marketing arrangements in connection with its other licensing activities, or that marketing rights will lead to greater revenues for the Company.

Technology Rights

In 1993, Cortex entered an agreement with the Regents of the University of California, under which Cortex secured exclusive commercial rights to AMPA-receptor modulating technology and compounds (the AMPAKINE technology) for the treatment of deficits of memory and cognition. The relationship later was expanded to include additional agreements for other indications. The Company paid an initial license fee and is obligated to make additional payments, including license maintenance fees and patent expense reimbursements creditable against future royalties, over the course of initiating and conducting human clinical testing and obtaining regulatory approvals. When and if sales of licensed products commence, the Company will pay royalties on net sales.

Patents and Proprietary Rights

The Company is aggressively pursuing patent protection of its technologies. Cortex owns or has exclusive rights (within its areas of product development) to approximately 30 issued or allowed U.S. and foreign patents and has a number of additional U.S. patent applications and their international counterparts pending.

In 1998, Cortex received a United States patent that contained a broad claim for any AMPA-modulating compound to treat schizophrenia. Under the agreements with the Regents of the University of California (the “University”), Cortex has exclusive rights to AMPAKINE compounds for all applications, other than endocrine modulation, stimulation of neurotrophin production and the treatment of sexual dysfunction in North and South America. The University may not license rights to the stimulation of neurotrophin production in areas of neurological diseases and disorders, psychiatric disorders, cerebral vascular disorders, ischemic conditions and age related declines in cogntion, memory or performance associated with aging.

In April 1999, Cortex received a patent that covers the Company’s AMPAKINE compounds—as well as compounds made by others—for the treatment of memory and cognition. This patent allows Cortex and its licensees to exclude others in the United States from making and selling AMPA-receptor modulating compounds for the treatment of memory or dementia, including Alzheimer’s disease. The Company believes that the coverage also extends to psychiatric conditions with cognitive disturbances including depression, obsessive compulsive disorder, attention deficit disorder, and phobic disorders. A similar patent recently issued to Cortex in Mexico.

There is no assurance that patents, whether already issued or issuing in the future in connection with current or future patent applications, will afford effective protection against competitors with similar technology. There is also no assurance that any patents issued or licensed to Cortex will not be infringed upon or designed around by others. Further, since issuance of a patent does not guarantee the right to practice the claimed invention, there is no assurance that others will not obtain patents that the Company would then need to license or design around in order to practice its patented technologies, or that Cortex would be able to obtain licenses that might be required to practice these technologies due to patents of others on reasonable terms. Additionally, any unpatented manufacture, use or sale of the Company’s technology, processes or products may infringe on patents or proprietary rights of others, and the Company may be unable to obtain licenses or other rights to these other technologies that may be required for commercialization of the Company’s proposed products or processes.

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

If Cortex is unable to obtain strong protection of its proprietary rights in its products or processes prior to or after obtaining regulatory clearance, whether through patents, trade secrets or otherwise, competitors may be able to market competing products by obtaining regulatory clearance through demonstration of equivalency to the Company’s products, without being required to conduct the same lengthy clinical tests conducted by the Company.

Government Regulation

In order to test, produce and market human therapeutic products in the United States, mandatory procedures and safety standards established by the FDA must be satisfied. Obtaining FDA approval is a costly and time-consuming process. Cortex has initiated Phase I (safety) testing in Europe. In the U.S., the Company has conducted or is now conducting Phase I/IIa studies with CX516 in patients with schizophrenia and Alzheimer’s disease. Clinical trials in the U.S. were and are performed under Notices of Claimed Investigational Exemption for a New Drug (“IND”) filed with the FDA by the Company’s clinical collaborators. Cortex filed an IND for CX516 in the name of the Company in the fall of 2000. It is the Company’s intent that Organon, Servier or another pharmaceutical company partner or partners that the Company is seeking, will pursue other required regulatory approvals to conduct further clinical testing.

Clinical trials are normally conducted in three phases. Phase I trials are concerned primarily with safety of the drug, involve fewer than 100 subjects, and may take from six months to over a year. Phase II trials normally involve a few hundred patients. Phase II trials are designed primarily to demonstrate effectiveness and to determine optimal dosing in treating or diagnosing the disease or condition for which the drug is intended. Short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials may involve up to several thousand patients who have the disease or condition for which the drug is intended, to approximate more closely the conditions of ordinary medical practice. Phase III trials are also designed to clarify the drug’s benefit-risk relationship, to uncover less common side effects and adverse reactions, and to generate information for proper labeling of the drug. The FDA receives reports on the progress of each phase of clinical testing, and may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients. The FDA estimates that the clinical trial period of drug development can take up to ten years, and averages five years. With certain exceptions, once clinical testing is completed, the sponsor can submit a New Drug Application (“NDA”) for approval to market a drug. The FDA’s review of an NDA can also be lengthy.

Therapeutic products that may be developed and sold by the Company outside the United States will be subject to regulation by the various countries in which they are to be distributed. In addition, products manufactured in the United States that have not yet been cleared for domestic distribution will require FDA approval in order to be exported to foreign countries for distribution there.

There is no assurance that any required FDA or other governmental approval will be granted or, if granted, will not be withdrawn. Governmental regulation may substantially delay or prevent the marketing of the Company’s proposed products, or cause the Company to undertake additional procedures, which may be both costly and lengthy, and thereby furnish a competitive advantage to the competitors of the Company or its licensees.

Cortex does not have the financial and other resources to conduct the clinical testing and other procedures required to obtain approval to market its products. Accordingly, the Company will be dependent upon entering into partnerships or other collaborative arrangements with third parties with the required resources to obtain the needed approvals. Along with its licensing agreements with Organon and Servier, Cortex intends to enter into license or other arrangements with other pharmaceutical companies under which those companies would conduct the required clinical trials and seek FDA approval for most or all of its proposed products. There is no assurance that Cortex will be able to enter into such arrangements on favorable terms, or at all, or that such arrangements will ultimately result in obtaining the necessary governmental approvals.

Competition

The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including both major pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to those of Cortex. A large number of drugs intended for the treatment of Alzheimer’s disease, schizophrenia, depression, ADHD and other neurological and psychiatric diseases and disorders are on the market or in the later stages of clinical testing. For example, approximately 15 drugs are in development in the U.S. for schizophrenia. In addition, over 25 drugs are under clinical investigation in the U.S. for the treatment of Alzheimer’s disease. The Company’s competitors have substantially greater financial and other resources and larger research and development staffs. Larger pharmaceutical company competitors also have significant experience in preclinical testing, human clinical trials and regulatory approval procedures.

In addition, colleges, universities, governmental agencies and other public and private research organizations will continue to conduct research. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect license fees, milestone payments and royalties in exchange for license rights to technology that they have developed, some of which may be directly competitive with that of the Company. These institutions also compete with companies such as Cortex in recruiting highly qualified scientific personnel.

The Company expects technological developments in the neuropharmacology field to continue to occur at a rapid rate and expects that competition will remain intense as those advances continue. Based on the technical qualifications, expertise and reputations of its Scientific Directors, consultants and other key scientists, the Company believes that it will be able to compete in the discovery and early clinical development of therapeutics for neurological and psychiatric disorders. However, the Company does not have the resources, and does not presently intend to compete with major pharmaceutical companies in clinical testing, manufacturing and marketing.

Product Liability Insurance

The clinical testing, manufacturing and marketing of the Company’s products may expose the Company to product liability claims, against which the Company maintains liability insurance. Although the Company has never been subject to a product liability claim, there is no assurance that such claims will not be brought in the future, that the coverage limits of the Company’s insurance policies will be adequate or that one or more successful claims brought against the Company would not have a material adverse effect upon the Company’s business, financial condition and results of operations.

Employees

As of June 30, 2002, Cortex had 26 full-time and three part-time employees and had engaged one part-time DVM-level and five part-time Ph.D.-level scientific consultants. Of the 26 full-time employees, 18 were engaged in research and development, of which ten were Ph.D.-level or equivalent, and eight were engaged in management and administrative support. The Company also sponsors a substantial amount of research in academic laboratories, primarily at the University of California, Irvine. As of October 1, 2002, Cortex had 20 full-time and four part-time employees, with no change in its scientific consultants relative to June 30, 2002.

Risk Factors

In addition to the other matters set forth in this Annual Report on Form 10-K, our continuing operations and the price of our common stock are subject to the following risks:

  If we cannot raise capital on acceptable terms, we may need to significantly curtail our operations.

Continuation of our operations is dependent upon us receiving the committed funding from Servier under the existing contracts, which funding will total approximately $3,580,000 during the fiscal year ending June 30, 2003. Should Servier not fund its obligation under the agreements, given our current lack of working capital, we would have to take immediate action to curtail our spending in order to continue as a going concern.

Without further infusions of capital, we anticipate that we have sufficient funds and committed sources of funding from Servier to maintain our operations into early fiscal year 2004. We will require additional funds to continue our operations beyond that time. We cannot say with any amount of certainty that we will be able to obtain the additional needed funds on reasonable terms, or at all. If we decide to raise additional funds by issuing more of our securities, stockholders at the time of issuance will experience a dilution to the value of their securities.

Additional funds may result from milestone payments related to our agreements with Organon and Servier, although there is no assurance that we will receive milestone payments from Organon or Servier within the desired time frame, or at all.

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

  A significant percentage of our revenues come from our agreements with Organon and Servier, and if either or both agreements   were terminated, our financial condition could be seriously impaired.

We are dependent on future payments from Organon and Servier to continue the development and commercialization of our Ampakine technology. Under the agreement with Organon that we entered in January 1999, we share the research efforts. Organon has primary responsibility for developing and commercializing AMPAKINE compounds for use in the treatment of schizophrenia and depression. The agreement provided an up-front payment by Organon of $2,000,000 and research support payments of roughly $3,000,000 per year for two years. The agreement also includes milestone payments, plus royalty payments on a worldwide basis. We achieved the first milestone from the agreement in May 2000, which triggered a $2,000,000 payment to us from Organon. In September 2001, we achieved the second milestone from the agreement, triggering Organon’s payment to us of another $2,000,000. We remain eligible for additional milestone payments based upon the progress of further clinical development. Although it is conceivable that we may receive additional milestone payments during the fiscal year ending June 30, 2003, we do not anticipate that any such payments will occur within that timeframe. Under the terms of the agreement, Organon has the right to terminate the agreement upon four-months’ prior notice. If Organon were to discontinue its financial support, we might not be able to continue the development of our AMPAKINE technology as a potential treatment for patients with schizophrenia and depression.

Under the agreement with Servier that we entered into in October 2000, we also share the research efforts. Servier has primary responsibility for developing and commercializing AMPAKINE compounds for use in the treatment of memory impairment associated with aging, and of neurodegenerative diseases such as Alzheimer’s disease. The agreement includes an up-front payment of $5,000,000 and research support payments of roughly $2,025,000 per year for three years (subject to us providing agreed-upon levels of research). The agreement also includes milestone payments, plus royalty payments on sales in licensed territories. We do not anticipate that any milestone payments from Servier will occur during the fiscal year ending June 30, 2003. Under the terms of the agreement, Servier has the right to terminate the agreement in the case of a merger or acquisition involving us and a third party. Servier also has the right to terminate the agreement upon six-months’ prior notice at any time after the research phase of the collaboration. The agreement defines the research phase as a minimum of three years. In addition, Servier has the right to terminate the related research and development in the event that we materially breach the agreement. In October 2002, Servier agreed to provide us $4,000,000 of additional research support over a two-year period, in exchange for rights to our AMPAKINE compounds for the potential treatment of anxiety disorders, in Servier’s licensed territories. If Servier were to discontinue its financial support, we might not be able to continue the development of our AMPAKINE technology for the applications licensed to Servier and our financial condition could be seriously impaired.

  We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

Since our formation on February 10, 1987 through June 30, 2002, we have generated only modest operating revenues and we have incurred net losses approximating $40,882,000. As of June 30, 2002, we had an accumulated deficit of approximately $42,914,000. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. It is possible that we will never achieve profitable operations. We will require substantial additional funds to advance our research and development programs, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products.

  We may not be able to enter into the strategic alliances necessary to fully develop and commercialize our products and   technologies, and we will be dependent on our corporate partners if we do.

We do not have the resources, and do not presently intend to conduct later-stage human clinical trials or to manufacture our proposed products. Therefore, in addition to our agreements with Organon and Servier, we are seeking other pharmaceutical company partners to conduct such activities for most or all of our proposed products. In connection with our efforts to secure corporate partners, we will seek to retain certain co-promotional rights to our proposed products. These co-promotional rights will allow us to market our products to selected medical specialists while our corporate partner markets our products to the general medical market. We cannot assure you that we will be able to enter into any partnering arrangements on this or any other basis. In addition, we cannot assure you that we, Organon, Servier or our prospective corporate partners, can successfully introduce our proposed products. We also face the risks that our products will be rejected by patients, health care providers or insurance companies, or that our products cannot be manufactured and marketed at prices that would permit us to operate profitably.

  We are at an early stage of development and we may not be able to successfully develop and commercialize our products and   technologies.

We cannot assure you that our research and development activities will enable us to produce any products able to withstand competition. Our development of each product is subject to the risks of failure commonly experienced in the development of products based upon innovative technologies and the expense and difficulty of obtaining approvals from regulatory agencies. All of our proposed products are in the preclinical or early clinical stage of development and will require significant additional funding for research, development and clinical testing before we are able to submit them to any of the regulatory agencies for clearances for commercial use. We cannot assure you that we will be able to license any technologies or proposed products, other than those licensed to Organon or Servier. We cannot assure you that we will be able to complete successfully any of our research and development activities. Even if we do complete them, we cannot assure you that we will be able to market successfully any of the products or that we will be able to obtain the necessary regulatory approvals or that customers will like our products. We also face the risk that any or all of our products will not work as intended or that they will be unsafe, or that, even if they do work and are safe, that our products will be uneconomical to manufacture and market on a large scale. We also face the risk that the rights of other persons or entities will stop us from marketing any of our products or that other persons or entities might develop and market a superior or equivalent product. Due to the extended testing and regulatory review process required before we can obtain marketing clearance, we do not expect to be able to commercialize any therapeutic drug for at least five years, either directly or through our corporate partners or licensees.

Our products rely on licenses from the Regents of the University of California, and if we lose access to these technologies, our business would be substantially impaired.

Under our agreements with the Regents of the University of California (the “University”), we have exclusive rights to AMPAKINE compounds for all applications, other than endocrine modulation, stimulation of neurotrophin production and the treatment of sexual dysfunction in North and South America. The University may not license rights to the stimulation of neurotrophin production in areas of neurological diseases and disorders, psychiatric disorders, cerebral vascular disorders, ischemic conditions and age related declines in cognition, memory or performance associated with aging.

Our rights to the AMPAKINE compounds are secured by patents or patent applications owned wholly by the University or by the University as a co-owner with us. Our existing agreements require us to make certain minimum annual payments, meet certain milestones or diligently seek to commercialize the underlying technology. Our failure to meet any of these requirements could allow the University terminate that particular agreement.

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

If all outstanding warrants and options are exercised prior to their expiration, approximately 2.9 million additional shares of common stock could become freely tradable without restriction. A total of 3,679 shares of common stock are issuable upon conversion of currently outstanding Series B preferred stock. On issuance, such shares will be freely tradable. Sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock.

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

We depend upon our relationships with academic consultants, particularly Dr. Gary S. Lynch of the University of California, Irvine. Dr. Lynch plays a role in guiding our research. In addition, we sponsor preclinical research in Dr. Lynch’s laboratories at the University of California, Irvine, that is part of our product development and corporate partnering profile. If our relationship with Dr. Lynch or the University of California, Irvine, is disrupted, our AMPA- receptor research program could be adversely affected. Our agreements with Dr. Lynch and our other consultants are generally terminable by the consultant on short notice.

The regulatory approval process is expensive, time consuming, uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products.

The FDA and other similar agencies in foreign countries have substantial requirements for therapeutic products. Such requirements often involve lengthy and detailed laboratory, clinical and post-clinical testing procedures and are expensive to complete. It often takes companies many years to satisfy these requirements, depending on the complexity and novelty of the product. The review process is also extensive, which may delay the approval process even more. As of yet, we have not obtained any approvals to market our products. Further, we cannot assure you that the FDA or other regulatory agency will grant us approval for any of our products on a timely basis, if at all. Even if regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems may result in restrictions on marketing or withdrawal of the product from the market.

Our stock price may be volatile and our common stock could decline in value.

We are in the biopharmaceutical industry and the market price of securities of life sciences companies in general has been very unpredictable. The following factors, in addition to factors that affect that market generally, could significantly impact our business, and the market price of our common stock could fall:

•	competitors announcing technological innovations or new commercial products

•	competitors’ publicity regarding actual or potential products under development

•	regulatory developments in the United States and foreign countries

•	developments concerning proprietary rights, including patent litigation

•	public concern over the safety of therapeutic products

Our charter document and shareholder rights plan may discourage companies from acquiring us and offering our stockholders a premium for their shares, and could adversely affect the market price of our common stock.

Certain provisions of our certificate of incorporation could make it more difficult for a third party to acquire control of our business, even if such change in control would be beneficial to our stockholders. Our certificate of incorporation allows our Board of Directors to issue up to 549,500 shares of preferred stock without stockholder approval. Pursuant to this authority, in February 2002 our Board of Directors adopted a shareholder rights plan and declared a dividend of a right to purchase one one-thousandth of a share of preferred stock for each outstanding share of our common stock. The shareholder rights plan may have the effect of delaying, deferring or preventing a change in control of our business. This may discourage bids for our common stock at a premium over the market price of the common stock and may adversely affect the market price of our common stock.

We may fail to continue to meet the listing standards for the American Stock Exchange and, in the event that our common stock is delisted from such exchange, the liquidity of our common stock is likely to be impaired and the market price of our shares could be adversely affected.

The listing standards for the American Stock Exchange (the “Exchange”) include a stockholders’ equity and market capitalization test. The Exchange also monitors the financial condition and stability of listed companies. As of June 30, 2002, we had a stockholders’ deficit of approximately $592,000, which does not meet the current listing standards. In the event that we fail to satisfy the listing standards on a continuous basis, the Exchange will contact us regarding our status. Within 30 days of such contact, we can provide the Exchange with our plan of action to bring us into compliance with the listing standards within 18 months of the contact by the Exchange. If we do not provide a plan or if the Exchange does not accept our plan, delisting procedures will commence. If our plan is accepted, the Exchange will review our compliance with the plan on a quarterly basis. If we do not show progress consistent with our plan, delisting procedures may begin. If our common stock is removed from listing on the Exchange, the liquidity of our common stock is likely to be impaired and the trading price reduced.

Item 2.     Properties

The Company leases approximately 32,000 square feet of office, research laboratory and expansion space in Irvine, California, under an operating lease that expires May 31, 2004. Current monthly rent on these facilities is approximately $25,000. The Company believes that this facility will be adequate for its research and development activities for at least the remainder of the lease term.

Item 3.     Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002, through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock (AMEX symbol: COR) began trading on The American Stock Exchange on May 9, 2001. From March 17, 1999 to May 8, 2001, the Company’s common stock was listed on the OTC Bulletin Board. Prior to March 17, 1999, the Company’s common stock was listed on the Nasdaq SmallCap Market. The following table presents quarterly information on the high and low sales prices of the common stock for the fiscal years ended June 30, 2002 and 2001.

	High	Low
Fiscal Year ended June 30, 2002
Fourth Quarter	$2.85	$1.50
Third Quarter	3.44	2.36
Second Quarter	3.08	1.99
First Quarter	2.75	1.80

Fiscal Year ended June 30, 2001
Fourth Quarter	$3.30	$1.50
Third Quarter	2.75	1.44
Second Quarter	3.63	1.41
First Quarter	4.50	2.47

Information for the periods referenced above has been furnished by The American Stock Exchange and the OTC Bulletin Board. The quotations furnished by the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of June 30, 2002, there were 502 stockholders of record of the Company’s common stock, and approximately 7,200 beneficial owners. The high and low sales prices for the Company’s common stock on October 8, 2002, as reported by The American Stock Exchange, were $0.80 and $0.65, respectively.

The Company has never paid cash dividends on its common stock and does not anticipate paying such dividends in the foreseeable future. The payment of dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including the Company’s financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

Item 6.     Selected Financial Data

We have derived the selected financial statement presented below from our audited financial statements and notes related thereto. The information set forth below is not necessarily indicative of the results of future operations. You should read the selected financial data together with the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years ended June 30,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
INCOME STATEMENT DATA
Revenues:
Research and license revenue	$5,777	$4,264	$5,369	$3,051	$130
Grant revenue	655	179	139	100	—

Total revenues	6,432	4,443	5,508	3,151	130
Operating expenses:
Research and development	5,043	4,410	3,896	3,379	4,008
General and administrative	2,444	2,431	1,815	1,402	1,584

Total costs and expenses	7,487	6,841	5,711	4,781	5,592
Loss from operations	(1,055)	(2,398)	(203)	(1,630)	(5,462)
Loss before cumulative effect of change in accounting principle	(983)	(2,143)	(197)	(1,621)	(5,258)
Cumulative effect of change in accounting principle(1)	—	(530)	—	—	—
Net loss before preferred stock dividends	(983)	(2,673)	(197)	(1,621)	(5,258)
Net loss applicable to common stock	(983)	(2,663)	(200)	(1,624)	(5,261)
Basic and diluted net loss per share	(0.06)	(0.16)	(0.01)	(0.12)	(0.55)
Shares used in basic and diluted calculation	16,712	16,603	15,796	13,408	9,576

BALANCE SHEET DATA
Cash and cash equivalents	$1,849	$4,558	$2,705	$909	$2,124
Working capital	(349)	1,984	1,921	(742)	1,698
Total assets	2,981	5,540	3,488	1,549	2,875
Unearned revenue, net of current portion	727	2,394	—	—	—
Note payable to Alkermes, Inc., net of current portion	—	—	—	—	948
Total stockholders’ (deficit) equity	(592)	120	2,353	(163)	(1,031)

(1)
During the fourth quarter of the fiscal year ended June 30, 2001, we adopted, as required, the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” effective July 1, 2000 (see Note 1 in the notes to the financial statements).

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere herein.

Critical Accounting Policies and Management Estimates

The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the company’s financial condition and results of operations and most demanding of their judgment. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This process forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Our revenue recognition policies are in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). SAB 101 provides guidance in applying accounting principles generally accepted in the United States to revenue recognition issues, and specifically addresses revenue recognition for up-front, nonrefundable fees received in connection with research collaboration arrangements.

In accordance with SAB 101, revenues from up-front fees from our collaborators are deferred and recorded over the term that we provide ongoing services. Similarly, research support payments are recorded as revenue as we perform the research under the related agreements. We record grant revenues as we incur expenses related to the grant projects. All amounts received under collaborative research agreements or research grants are nonrefundable, regardless of the success of the underlying research.

Revenues from milestone payments are recognized when earned, as evidenced by written acknowledgment from our collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) our performance obligations after the milestone achievement will continue to be funded by our collaborator at a comparable level to that before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of our performance obligations under the agreement.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Results of Operations

General

From inception (February 10, 1987) through June 30, 2002, revenues of Cortex Pharmaceuticals, Inc. (“Cortex” or the “Company”) have consisted of (i) $21,662,000 of license fees and research and development funding, (ii) net interest income aggregating $2,034,000 and (iii) $1,168,000 of grant revenue.

In January 1999, the Company entered a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”), a pharmaceutical business unit of Akzo Nobel. The agreement will allow Organon to develop and commercialize the Company’s proprietary AMPAKINE® technology for the treatment of schizophrenia and depression. In connection with the agreement, the Company received a $2,000,000 up-front licensing payment and research support payments of roughly $3,000,000 per year for two years. During the year ended June 30, 2001, the Company received the remaining scheduled research support from the agreement of $1,287,000.

The agreement with Organon also includes milestone payments based upon clinical development, plus royalty payments on worldwide sales. Cortex achieved its first milestone under the agreement in May 2000, when Organon selected a candidate compound to pursue in Phase I clinical testing as a potential treatment for schizophrenia. Achieving this milestone triggered a $2,000,000 payment from Organon, which Cortex recorded as revenue upon achievement.

Cortex achieved its second milestone under the agreement in September 2001, when Organon elected to continue development of the selected compound in Phase II clinical testing. Achieving the second milestone triggered another $2,000,000 payment from Organon, with the related revenue recorded upon achievement of the milestone.

In April 2000, the Company entered into an option agreement with Shire Pharmaceuticals Group, plc (“Shire”) under which Shire evaluated the use of the Company’s AMPAKINE CX516 for the treatment of Attention Deficit Hyperactivity Disorder (“ADHD”). In exchange for the option, Cortex received $130,000 and issued 254,353 shares of common stock to Shire for $870,000. Shire was responsible for all costs associated with the clinical trial.

Shire had the right to convert its option into an exclusive worldwide license for the AMPAKINE technology for ADHD under a development and licensing agreement. In late June 2002, Shire elected not to exercise its option and terminated the Phase II study before reaching the anticipated enrollment levels. Under the terms of the option agreement, Cortex regained all rights to CX516 and the AMPAKINE technology for ADHD. Cortex executed its right to acquire the data from the study, which it is analyzing while pursuing new partners that have expressed an interest in the AMPAKINE technology as a potential treatment for the disorder.

In October 2000, the Company entered a research collaboration and an exclusive license agreement with Les Laboratoires Servier (“Servier”). The agreement will allow Servier to develop and commercialize the Company’s AMPAKINE technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer’s disease, Mild Cognitive Impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Lou Gehrig’s disease.

The agreement with Servier includes a nonrefundable up-front fee of $5,000,000, which Cortex is recording as revenue ratably over the agreement’s three-year research phase. The agreement also includes research support payments of $2,025,000 per year for three years (subject to Cortex providing agreed-upon levels of research personnel). The amount of research support is subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index. Currently, Cortex receives research support of roughly $2,080,000 per year. The agreement also includes milestone payments, plus royalty payments on sales in licensed territories.

In October 2002, Servier agreed to provide Cortex with $4,000,000 of additional research support, in exchange for rights to the Company’s AMPAKINE compounds for the potential treatment of anxiety disorders, in Servier’s licensed territories. The $4,000,000 will be paid in quarterly installments of $500,000 over a two-year period, beginning in October 2002.

From inception (February 10, 1987) through June 30, 2002, the Company sustained losses aggregating $40,882,000. Due to projected fluctuations in funding, continuing losses are likely over the next several years, as the Company’s ongoing operating expenses will only be offset, if at all, by research support payments and possible milestone payments from its research collaborations with Organon and Servier, or under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company’s operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will require successful commercial development of its products by Organon, Servier, or its other prospective partners to attain sustained profitable operations from royalties or other product-based revenues.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Fiscal Years ended June 30, 2002 and 2001

For the fiscal year ended June 30, 2002, the Company’s net loss of $983,000 compared to a net loss of $2,673,000 for the prior year. The difference primarily represented increased research and licensing revenues.

Revenues for the year ended June 30, 2002 included a full year of research and licensing revenues from the agreement with Servier. Under the related agreement, Cortex receives roughly $2,025,000 of research support per year for a minimum of three years (subject to Cortex providing agreed-upon levels of research), beginning in December 2000. Cortex also received an up-front payment of $5,000,000 from Servier, which it is recording as revenue ratably over the agreement’s three-year collaborative research phase.

Revenues for the year ended June 30, 2002 also included a $2,000,000 milestone payment from the agreement with Organon, triggered when Organon elected to continue development of an AMPAKINE compound by entering Phase II clinical studies for schizophrenia. For the year ended June 30, 2001, revenues from the Organon agreement included the remaining scheduled research support of $1,470,000. For the same period ending June 30, 2001, Cortex recorded $530,000 of licensing revenues from the Organon agreement, in accordance with Staff Accounting Bulletin No. 101 (“SAB 101”), as explained more fully below.

Research and development expenses increased to $5,043,000, or by 14%, during the year ended June 30, 2002 compared to the prior year. The increase included expenses for a meeting of Principal Investigators for the Phase II clinical study of the AMPAKINE CX516 in patients with Mild Cognitive Impairment. The cross-national study, conducted in collaboration with Servier, commenced enrollment in March 2002. Servier has agreed to support the bulk of the costs for this study.

Research and development expenses for the year ended June 30, 2002 also included technology access payments related to the Organon milestone achieved in September 2001. The Company previously licensed the AMPAKINE technology from the University of California. Under the related agreement, the Company is required to remit a portion of certain remuneration received in connection with sublicensing agreements. When the Company achieved its milestone under its agreement with Organon, a technology access payment to the University of California became due.

General and administrative expenses of $2,444,000 for the year ended June 30, 2002 were materially consistent with those from the prior year.

Fiscal Years ended June 30, 2001 and 2000

For the fiscal year ended June 30, 2001, the Company’s net loss of $2,673,000 compared to a net loss of $197,000 for the prior year. The difference primarily represented decreased revenues from the research collaboration with Organon.

Revenues for the year ended June 30, 2000 included a $2,000,000 milestone payment, triggered when Organon selected a lead compound to pursue in Phase I clinical testing. Revenues for the fiscal year ended June 30, 2000 also included a full-year of Organon research revenues. The two-year collaborative research phase of the Organon agreement ended in mid-January 2001, producing only roughly a half-year of research revenues for the year ended June 30, 2001.

During the fiscal year ended June 30, 2001, revenues related to the agreement with Servier partially offset the decreased revenues from the agreement with Organon. Cortex received a $5,000,000 nonrefundable, up-front payment from Servier in October 2000, and in accordance with SAB 101, is recording the related revenues ratably over the three-year research phase of the related agreement. As a result of SAB 101, approximately $940,000 of the $5,000,000 received was recorded as licensing revenues during the year ended June 30, 2001. The agreement with Servier also provided research revenues of $1,148,000.

Research and development expenses increased to $4,410,000, or by 13%, during the year ended June 30, 2001 compared to the prior year. Most of the increase related to costs for preparing a Notice of Claimed Investigational Exemption for a New Drug (“IND”) and expenses for manufacturing drug for use in planned clinical trials.

General and administrative expenses amounted to $2,431,000 for the year ended June 30, 2001, increasing 34% from the prior year. Most of the increase represents costs related to expanded investor relations activities, initial listing fees for The American Stock Exchange and salary expenses related to the addition of a business development executive late in fiscal 2000.

For the year ended June 30, 2001, the Company recorded a charge of $530,000 to reflect the cumulative effect of a change in accounting principle related to the required adoption of SAB 101. Issued by the Securities and Exchange Commission, SAB 101 required the Company to change its accounting method for the up-front payment received from the agreement with Organon in 1999.

Instead of recording the revenue from the Organon up-front payment when it was received, under SAB 101 the Company restated the revenue ratably over the agreement’s two-year contract period. With the recorded cumulative effect of the change in accounting principle of $530,000, restating revenues by $530,000 had no impact on the net loss or net loss per share for the year ended June 30, 2001. Results for years prior to the year ended June 30, 2001 were not restated.

Liquidity and Capital Resources

Cortex has funded its organizational and research and development activities to date primarily from the issuance of equity securities, with net proceeds from inception (February 10, 1987) through June 30, 2002 aggregating $38,632,000. Net interest income from inception through June 30, 2002 was $2,034,000.

Research and licensing payments received in connection with the agreement with Organon totaled $11,880,000 through June 30, 2002. Of this amount, Cortex received $2,000,000 during the year ended June 30, 2002, representing the second milestone from the Organon agreement. The milestone was triggered in September 2001, when Organon elected to continue development of an AMPAKINE compound by entering Phase II clinical testing. Under the terms of the agreement, Cortex may receive additional milestone payments based on clinical development of the licensed technology and ultimately, royalties on worldwide sales.

Research and licensing payments received under the agreement with Servier totaled $8,707,000 through June 30, 2002. Of this amount, Cortex received $2,053,000 during the year ended June 30, 2002. The agreement provides research support of approximately $2,000,000 per year for three years, subject to annual adjustment based on the U.S. Department of Labor’s Consumer Price Index. Beginning in October 2002, Servier has agreed to provide an additional $4,000,000 of research support to Cortex, to be paid in quarterly installments of $500,000 over a two-year period. The agreement also includes milestone payments based upon successful clinical development and royalties on sales in licensed territories.

In October 2000, Cortex received notice of a Phase II Small Business Innovative Research (“SBIR”) award from the National Institutes of Health. The award will provide up to $1,074,000 over a three-year period and will offset the Company’s expenses in researching its AMPAKINE compounds as a potential new therapy for stroke. As of June 30, 2002, Cortex had received approximately $400,000 related to this grant award.

In September 2001, the Company received notice of a second Phase II SBIR award from the National Institutes of Health. This award will provide up to $770,000 over a two-year period, which will allow Cortex to follow-up on previously reported studies of the AMPAKINE CX516 as a combination therapy for schizophrenia. Earlier tests were encouraging, with AMPAKINE-treated patients showing improvement in a number of clinical and neurocognitive scores. As of June 30, 2002, Cortex had received $298,000 from this grant award.

Cash Proceeds

As of June 30, 2002, the Company had cash and cash equivalents totaling $1,849,000 and a working capital deficit of $349,000. As of June 30, 2001, the Company had cash and cash equivalents of $4,558,000 and working capital of $1,984,000. The decrease in cash as of June 30, 2002 reflected amounts required to fund operations.

For both periods, working capital included deferred revenue relating to the Company’s $5,000,000 nonrefundable, up-front payment from the agreement with Servier. In accordance with SAB 101, the Company is recording the revenue related to the up-front payment ratably over the agreement’s three-year collaborative research phase, which began in December 2000. Current liabilities as of June 30, 2002 and 2001 included $1,667,000 of unearned revenues from the Servier up-front fee. Excluding these unearned revenues, working capital as of June 30, 2002 and 2001 totaled $1,318,000 and $3,651,000, respectively.

Commitments

The Company leases approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2004. The commitments under the lease agreement for the years ending June 30, 2003 and 2004 are $358,000 and $343,000, respectively. From inception (February 10, 1987) through June 30, 2002, net expenditures for furniture, equipment and leasehold improvements aggregated $2,608,000.

The Company is committed to $408,000 for sponsored research and other remuneration to academic institutions, of which $305,000 is payable over the next 12 months. In addition, in August 2002 the Company became committed to severance payments to its former Chief Executive Officer in the aggregate amount of $334,000, which payments will be made in monthly installments commencing in mid-August 2002 and ending in mid-August 2003.

Together with its corporate partner, Servier, the Company is conducting a cross-national clinical study with the AMPAKINE CX516 in patients with Mild Cognitive Impairment (MCI). Enrollment in the trial began in March 2002 and Servier has agreed to incur the bulk of the related costs. Remaining Cortex commitments for Phase I/IIa clinical studies on the AMPAKINE compounds are not significant.

In June 2000, the Company received $247,300 from the Institute for the Study of Aging (the “Institute”), which will partially offset the Company’s costs for the testing in patients with MCI. Given that Cortex must use the funding from the Institute solely for clinical trials, the Company has recorded the amounts received as restricted cash in its balance sheet. Provided that Cortex complies with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance shall not be required unless Cortex enters an AMPAKINE compound into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Staffing

As of June 30, 2002, Cortex had 29 employees. As of October 1, 2002, Cortex had 24 employees. Neither significant investments in plant or equipment nor increases to staffing levels are contemplated under current spending plans for the upcoming fiscal year.

Outlook

Cortex anticipates that its cash and cash equivalents and scheduled research support payments from its agreements with Servier will be sufficient to satisfy the Company’s capital requirements into early fiscal year 2004. Additional funds will be required to continue operations beyond that time. Cortex may receive additional milestone payments from the Organon and Servier agreements, but there is no assurance that the Company will receive such milestone payments within the desired timeframe, or at all. See “Risk Factors—If we cannot raise capital on acceptable terms, we may need to significantly curtail our operations.”

In order to provide for both its immediate and longer-term spending requirements, the Company is presently seeking collaborative or other arrangements with larger pharmaceutical companies. Under these agreements, it is intended that such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. Competition for such arrangements is intense, however, with a large number of biopharmaceutical companies attempting to secure alliances with more established pharmaceutical companies. Although the Company has been engaged in discussions with candidate companies, there is no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company’s short and longer-term funding requirements.

Because there is no assurance that the Company will secure additional corporate partnerships, the Company may raise additional capital through the sale of debt or equity securities. There is no assurance that funds will be available on favorable terms, or at all. If equity securities are issued to raise additional funds, dilution to existing stockholders is likely to result.

The Company’s proposed products are in the preclinical or early clinical stage of development and will require significant further research, development, clinical testing and regulatory clearances. They are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that any or all of the proposed products will be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances; that the proposed products, although effective, will be uneconomical to market; that third parties may now or in the future hold proprietary rights that preclude the Company from marketing them; or that third parties will market superior or equivalent products. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products or applications. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the Company does not expect to be able to commercialize any therapeutic drug for at least five years, either directly or through its prospective corporate partners or licensees. There can be no assurance that the Company’s proposed products will prove to be safe or effective or receive regulatory approvals that are required for commercial sale. See “Business—Risk Factors.”

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks associated with interest rate fluctuations on its marketable securities and borrowing arrangement. All investments in marketable securities are entered into for purposes other than trading. The Company is not subject to risks from currency rate fluctuations as it does not typically conduct transactions in foreign currencies. In addition, the Company does not utilize hedging contracts or similar instruments.

The Company’s exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of the Company’s financial instruments are fixed rate, short-term investments in government and corporate notes and bonds, which are available for sale (and have been marked to market in the accompanying financial statements). Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. The Company manages interest rate risk on its investment portfolio by matching scheduled investment maturities with its cash requirements. At June 30, 2002, the Company’s investment portfolio had a fair value and carrying amount of approximately $1,943,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2002, the resulting decline in the fair value of fixed rate bonds held within the portfolio would not be material to the Company’s financial position, results of operations and cash flows.

The Company’s borrowing consists solely of its advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that Cortex enters an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a discount to the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. At June 30, 2002, the principal and accrued interest of the advance amounted to $264,672.

Item 8.     Financial Statements and Supplementary Data

The financial statements of the Company and other information required by this item are set forth herein in a separate section beginning with the Index to Financial Statements on page F-1.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

The sections entitled “Nominees for Director,” “Executive Officers,” “Other Key Employees,” “Scientific Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” included in the Company’s Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2002, are incorporated herein by reference.

Item	11. Executive Compensation

The sections entitled “Executive Compensation,” “Option Matters,” “Employment and Consulting Agreements,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” included in the Company’s Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2002, are incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The sections entitled “Principal Stockholders” and “Equity Compensation Plan Information” included in the Company’s Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2002, are incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

The sections entitled “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation” included in the Company’s Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2002, are incorporated herein by reference.

Item 14.     Controls and Procedures

Not applicable.

Part IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  List of documents filed as part of this report:

(1)   Financial Statements

Reference is made to the Index to Financial Statements on page F-1, where these documents are listed.

(2)    Financial Statement Schedules

The financial statement schedules have been omitted because the required information is not applicable, or not present in amounts sufficient to require submission of the schedules, or because the information is included in the financial statements or notes thereto.

(3)   Exhibits

See (c) below.

(b)  Reports on Form 8-K during the fourth quarter:

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

(c) Exhibits

Exhibit Number	Description

3.1
Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment on June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, and by Certificate of Designation filed June 4, 1997, by Certificate of Amendment of Restated Certificate of Incorporation filed December 21, 1998, and by Certificate of Designation filed February 11, 2002, incorporated by reference to Exhibit 3.1 of the Amendment No. 1 to Registration Statement on Form 8-A, No.001-16467, filed February 15, 2002.

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended through October 8, 1996, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.

4.1
Rights Agreement, dated as of February 8, 2002, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan, incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.

10.2	Consulting Agreement, dated October 30, 1987, between the Company and Carl W. Cotman, Ph.D. *

10.3	Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D. *

10.19
License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to Exhibit 10.19 of the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-KSB filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.31
License Agreement dated June 25, 1993 between the Company and the Regents of the University of California, incorporated by reference to the Company’s Amendment of Annual Report on Form 10-KSB/A filed November 26, 1993. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.44
Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-QSB filed May 16, 1994.

10.49
Settlement Agreement between the Company and Alkermes, Inc., dated October 5, 1995, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting confidential treatment under Rule 406 of the Securities Act of 1933).

10.60	Amended and Restated 1996 Stock Incentive Plan.

10.64
Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to Exhibit 10.64 of the Company’s quarterly report on Form 10-QSB as filed on February 16, 1999. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.)

10.65
Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same number Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.

Exhibit Number	Description

10.67
Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934).

10.69
Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.

10.70
Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.

10.71	Employment agreement dated June 5, 1995, between the Company and Gary A. Rogers, Ph.D.

10.72	Employment agreement dated May 1, 2002, between the Company and Joann L. Data, M.D., Ph.D.

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000.

21	Subsidiaries of the Registrant, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 2000.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24	Power of Attorney (see page S-1).

99.1	Certification of Periodic Report by Roger G. Stoll, Ph.D., Chairman, President and Chief Executive Officer

99.2	Certification of Periodic Report by Maria S. Messinger, Vice President, Chief Financial Officer and Corporate Secretary

*	Incorporated by reference to the same numbered exhibit of the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

By:	/s/ ROGER G. STOLL, PH.D.
Roger G. Stoll, Ph.D. Chairman, President and Chief Executive Officer

We, the undersigned directors and officers of Cortex Pharmaceuticals, Inc., do hereby constitute and appoint each of Roger G. Stoll, Ph.D. and Maria S. Messinger as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER G. STOLL, PH.D. Roger G. Stoll, Ph.D. (Principal Executive Officer)	Chairman of the Board, President and Chief Executive Officer	October 11, 2002

/s/ MARIA S. MESSINGER Maria S. Messinger (Principal Financial and Accounting Officer)	Vice President, Chief Financial Officer and Secretary	October 11, 2002

/s/ ROBERT F. ALLNUTT Robert F. Allnutt	Director	October 11, 2002

/s/ CHARLES J. CASAMENTO Charles J. Casamento	Director	October 11, 2002

/s/ CARL W. COTMAN, PH.D. Carl W. Cotman, Ph.D.	Director	October 11, 2002

/s/ M. ROSS JOHNSON, PH.D. M. Ross Johnson, Ph.D.	Director	October 11, 2002

S-1

CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Roger G. Stoll, Ph.D., certify that:

1.  I have reviewed this annual report on Form 10-K of Cortex Pharmaceuticals, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/S/ ROGER G. STOLL, PH.D. Roger G. Stoll, Ph.D. Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date:                     October 11, 2002

I, Maria S. Messinger, certify that:

1.  I have reviewed this annual report on Form 10-K of Cortex Pharmaceuticals, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ MARIA S. MESSINGER
Maria S. Messinger Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)
Date:                     October 11, 2002

S-2

REPORT OF ERNST & YOUNG, LLP, INDEPENDENT AUDITORS

The Stockholders and Board of Directors
Cortex Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Cortex Pharmaceuticals, Inc. (the “Company”) as of June 30, 2002 and 2001, and the related statements of operations, stockholders’ (deficit) equity and cash flows for the years ended June 30, 2002, 2001 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortex Pharmaceuticals, Inc. at June 30, 2002 and 2001, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in 2001 the Company changed its revenue recognition policy.

/s/    ERNST & YOUNG LLP

San Diego, California
July 19, 2002, except for
paragraph 5 of footnote 1
and paragraph 3 of
footnote 6, for which the
date is October 3, 2002.

CORTEX PHARMACEUTICALS, INC.

BALANCE SHEETS

	June 30, 2002	June 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$1,849,009	$4,557,516
Restricted cash	180,886	192,300
Accounts receivable	115,472	—
Other current assets	350,872	260,679

Total current assets	2,496,239	5,010,495
Furniture, equipment and leasehold improvements, net	451,280	496,586
Other	33,407	33,407

	$2,980,926	$5,540,488

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$225,999	$391,784
Accrued wages, salaries and related expenses	167,905	146,676
Unearned revenue	2,187,092	2,230,117
Advance for Alzheimer’s project	264,672	258,110

Total current liabilities	2,845,668	3,026,687
Unearned revenue, net of current portion	726,852	2,393,518
Stockholders’ (deficit) equity:
9% cumulative convertible preferred stock, $0.001 par value; $1.00 per share liquidation preference; shares authorized: 1,250,000; shares issued and outstanding: none (2002) and 15,000 (2001)	—	15,000
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 30,000,000; shares issued and outstanding: 16,849,383 (2002) and 16,629,887 (2001)	16,848	16,629
Additional paid-in capital	42,284,085	41,998,545
Accumulated deficit	(42,914,230)	(41,931,594)

Total stockholders’ (deficit) equity	(591,594)	120,283

	$2,980,926	$5,540,488

See accompanying notes.

CORTEX PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Years ended June 30,
	2002	2001	2000
Revenues:
Research and license revenue	$5,777,217	$4,263,986	$5,369,488
Grant revenue	655,286	178,849	138,999

Total revenues	6,432,503	4,442,835	5,508,487

Operating expenses:
Research and development	5,042,849	4,409,708	3,896,627
General and administrative	2,444,433	2,431,321	1,814,632

Total operating expenses	7,487,282	6,841,029	5,711,259

Loss from operations	(1,054,779)	(2,398,194)	(202,772)
Interest income, net	72,143	254,855	5,370

Loss before cumulative effect of change in accounting principle	(982,636)	(2,143,339)	(197,402)

Cumulative effect of change in accounting principle	—	(530,000)	—

Net loss before preferred stock dividends	(982,636)	(2,673,339)	(197,402)
Dividends on 9% cumulative convertible preferred stock	675	(10,462)	2,475

Net loss applicable to common stock	$(983,311)	$(2,662,877)	$(199,877)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.06)	$(0.13)	$(0.01)
Cumulative effect of change in accounting principle	—	(0.03)	—

Net loss per share, basic and diluted	$(0.06)	$(0.16)	$(0.01)

Shares used in basic and diluted calculation	16,712,115	16,602,846	15,795,595

See accompanying notes.

CORTEX PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	9% cumulative convertible preferred stock	Series B convertible preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Accumulated deficit	Total
Balance, June 30, 1999	$27,500	$43,405	$15,519	$38,811,100	$—	$(39,060,853)	$(163,329)

Issuance of 496,459 shares of common stock upon exercise of warrants	—	—	496	1,501,844	—	—	1,502,340
Issuance of 302,301 shares of common stock upon exercise of stock options	—	—	303	113,049	—	—	113,352
Issuance of 254,353 shares of common stock to Shire Pharmaceuticals Group, plc	—	—	254	826,586	—	—	826,840
Conversion of 37,500 shares of Series B preferred stock into 3,679 shares of common stock	—	(21,702)	3	21,699	—	—	—
Issuance of warrants to purchase 200,000 shares of common stock	—	—	—	241,500	—	—	241,500
Issuance of stock options to consultants	—	—	—	92,000	(92,000)	—	—
Extension of stock options previously granted to former Chairman of the Board	—	—	—	32,490	—	—	32,490
9% preferred stock dividends	—	—	—	(2,475)	—	—	(2,475)
Net loss and comprehensive loss	—	—	—	—	—	(197,402)	(197,402)

Balance, June 30, 2000	27,500	21,703	16,575	41,637,793	(92,000)	(39,258,255)	2,353,316

Issuance of 52,047 shares of common stock upon exercise of stock options	—	—	52	26,203	—	—	26,255
Conversion of 12,500 shares of 9% preferred stock into 1,666 shares of common stock	(12,500)	—	2	12,498	—	—	—
Adjustment of accrued dividends for conversion of 9% preferred stock	—	—	—	12,375	—	—	12,375
Issuance and vesting of stock options for consultants	—	—	—	111,832	92,000	—	203,832
Non-cash compensation charges for stock options re-priced in 1998	—	—	—	199,757	—	—	199,757
9% preferred stock dividends	—	—	—	(1,913)	—	—	(1,913)
Net loss and comprehensive loss	—	—	—	—	—	(2,673,339)	(2,673,339)

Balance, June 30, 2001	15,000	21,703	16,629	41,998,545	—	(41,931,594)	120,283

Issuance of 217,500 shares of common stock upon exercise of stock options	—	—	217	90,449	—	—	90,666
Conversion of 15,000 shares of 9% preferred stock into 1,999 shares of common stock	(15,000)	—	2	14,998	—	—	—
Issuance and vesting of stock options for consultants	—	—	—	139,542	—	—	139,542
Non-cash compensation charges for stock options re-priced in 1998	—	—	—	41,226	—	—	41,226
9% preferred stock dividends	—	—	—	(675)	—	—	(675)
Net loss and comprehensive loss	—	—	—	—	—	(982,636)	(982,636)

Balance, June 30, 2002	$—	$21,703	$16,848	$42,284,085	$—	$(42,914,230)	$(591,594)

See accompanying notes.

CORTEX PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2002	2001	2000
Cash flows from operating activities:
Net loss before preferred stock dividends	$(982,636)	$(2,673,339)	$(197,402)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	153,176	149,478	172,764
Stock option compensation expense	180,768	403,589	32,490
Warrants issued for debt restructuring	—	—	241,500
Changes in operating assets/liabilities:
Restricted cash	11,414	55,000	—
Accounts receivable	(115,472)	—	—
Other current assets	(90,193)	(156,877)	(42,825)
Accounts payable and accrued expenses	(144,556)	(20,891)	(31,620)
Unearned revenue	(1,709,691)	4,321,550	203,501
Changes in other assets and other liabilities	6,562	10,810	(185,952)

Net cash (used in) provided by operating activities	(2,690,628)	2,089,320	192,456

Cash flows from investing activities:
Purchase of fixed assets	(107,870)	(247,494)	(39,364)

Net cash used in investing activities	(107,870)	(247,494)	(39,364)

Cash flows from financing activities:
Proceeds from issuance of common stock	90,666	26,254	2,442,532
Payment of 9% preferred stock dividends	(675)	(15,525)	—
Principal payments on note payable to Alkermes, Inc.	—	—	(800,000)

Net cash provided by financing activities	89,991	10,729	1,642,532

(Decrease) increase in cash and cash equivalents	(2,708,507)	1,852,555	1,795,624
Cash and cash equivalents, beginning of year	4,557,516	2,704,961	909,337

Cash and cash equivalents, end of year	$1,849,009	$4,557,516	$2,704,961

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$239,700
Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$15,000	$12,500	$21,702
Advance for Alzheimer’s project	—	—	247,300

See accompanying notes.

CORTEX PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1—Business and Summary of Significant Accounting Policies

Business—Cortex Pharmaceuticals, Inc. (the “Company”) was formed to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. Since its formation in 1987, the Company has been engaged in research and early clinical development activities.

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”), a subsidiary of Akzo Nobel (Note 4). The agreement will enable Organon to develop and commercialize the Company’s AMPAKINE® technology for the treatment of schizophrenia and depression. In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier (“Servier”). The agreement, as amended in October 2002, will enable Servier to develop and commercialize the Company’s AMPAKINE technology for the treatment of anxiety disorders and memory impairment associated with aging and neurodegenerative diseases, such as Alzheimer’s disease (Note 6).

The Company is seeking collaborative or other arrangements with additional pharmaceutical companies, under which such companies would provide capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products that the Company is developing. Competition for corporate partnering arrangements with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to arrive at such arrangements. Accordingly, although the Company is presently engaged in discussions with a number of candidate companies, there can be no assurance that an agreement will arise from these discussions in a timely manner, or at all, or that any agreement that may arise from these discussions will successfully reduce the Company’s short-term or long-term funding requirements.

Basis of Presentation—From inception through June 30, 2002, the Company has generated only modest operating revenues and has incurred losses approximating $40,882,000. The Company has derived the majority of its revenues from its agreements with Organon and Servier, as further described in Notes 4 and 6, respectively. These agreements contributed 89%, 92% and 97% of total revenues for the years ended June 30, 2002, 2001 and 2000, respectively.

The Company anticipates that it has sufficient capital and committed funding to maintain its operations into early fiscal year 2004; however, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company will likely need to raise additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all; if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result. The Company earned 58% of its revenues for the year ended June 30, 2002 from its agreement with Servier. In October 2002, the Company signed an additional agreement with Servier that committed additional funding to the Company of $500,000 per quarter through September 2004. Currently, the Company’s operations are limited primarily to research and development focused under the Servier agreements. Continuation of the Company’s operations is dependent upon the Company receiving the committed funding from Servier under the existing contracts, which will total approximately $3,580,000 during the fiscal year ending June 30, 2003. Should Servier not fund its obligation under the agreements, given the Company’s current lack of working capital, the Company would have to take immediate action to curtail its spending in order to continue as a going concern.

Cash Equivalents—The Company considers all highly liquid short-term investments with maturities of less than three months when acquired to be cash equivalents.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Furniture, Equipment and Leasehold Improvements—Furniture, equipment and leasehold improvements are recorded at cost and are being depreciated on a straight-line basis over the lesser of their estimated useful lives, ranging from five to ten years, or the life of the lease, as appropriate.

Long-Lived Assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company has not recognized any impairment losses through June 30, 2002.

Revenue Recognition—The Company recognizes research revenue from the collaborations with Organon (Note 4) and Servier (Note 6) as services are performed under the agreement. The Company records grant revenues as the expenses related to the grant projects are incurred. All amounts received under collaborative research agreements or research grants are nonrefundable, regardless of the success of the underlying research.

Revenues from milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a comparable level to that before the milestone was achieved. If both of these criteria are not met, the milestone payment would be recognized over the remaining minimum period of the Company’s performance obligations under the arrangement. Royalties, if any, will be recognized as earned.

Restatement—In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). SAB 101 provides the SEC Staff’s views in applying accounting principles generally accepted in the United States to various revenue recognition issues, and specifically addresses revenue recognition for up-front, nonrefundable fees received in connection with research collaboration arrangements. It is the SEC’s position that revenues from such fees generally should be recorded over the term of the related agreements.

As required, Cortex adopted SAB 101 in the fourth quarter of its fiscal year ending June 30, 2001. The Company’s previous accounting policy was to recognize such nonrefundable fees as revenues when it received the related payments. SAB 101 required Cortex to change its accounting method for the up-front fee from the collaboration with Organon signed in 1999 (Note 4).

After adopting SAB 101, for the fiscal year ending June 30, 2001, the Company restated revenues to include $530,000 of revenues originally recorded when it received the up-front payment from Organon. For the same period, the Company recorded an offsetting cumulative effect of the change in accounting principal of $530,000. There was no net impact on the reported net loss or net loss per share.

Before adopting SAB 101, Cortex applied the related principles to its accounting for the up-front fee from the agreement with Servier (Note 6). Cortex is recording the revenues from Servier’s $5,000,000 nonrefundable fee ratably over the three-year research phase of the agreement, which began in December 2000.

Prior year results have not been restated in the accompanying statement of operations. Had this change in accounting principle been applied retroactively, the net income (loss) applicable to common shares and earnings (loss) per share amounts for the fiscal years ended June 30, 2001 and 2000 would have been as follows:

	Years ending June 30,
	2001	2000
Pro forma net (loss) income applicable to common shares	$(2,132,877)	$800,123
Pro forma basic (loss) earnings per share	$(0.13)	$0.05
Pro forma diluted (loss) earnings per share	$(0.13)	$0.04

Employee Stock Options—The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for its employee stock options, given that the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires use of option valuation models that were not developed for use in valuing employee stock options. According to APB 25, no compensation expense is recognized since the exercise price of the Company’s stock options generally equals the market price of the underlying stock on the date of grant.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25 (“FIN 44”).” As required, the Company adopted the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Prior to release of FIN 44, in December 1998 the Company re-priced previously issued stock options. By adopting the Interpretation, the Company now applies variable accounting for these options. Consequently, if the market price of the Company’s stock increases, the Company will recognize additional compensation expense that it otherwise would not have incurred. For the fiscal year ended June 30, 2002, the effect of applying the Interpretation was an increase in the net loss of $41,226, with no impact on the net loss per share. For the fiscal year ended June 30, 2001, the effect of applying the Interpretation was an increase in the net loss of $199,757, or $0.01 per share.

Research and Development Costs—All costs related to research and development activities are treated as expenses in the period incurred.

Net Loss per Share—In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), net loss per share is computed based on the weighted average number of common shares outstanding and includes dividends accrued on the Company’s 9% Cumulative Convertible Preferred Stock. As of June 30, 2002 and 2001, there were no and 15,000 shares, respectively, of the 9% Cumulative Convertible Preferred Stock outstanding.

The Company has reserved 2.9 million shares of common stock for issuance upon exercise of outstanding stock options and stock purchase warrants, as well as for conversion of the Company’s Series B preferred stock, as further described in Note 3. The effect of the potentially issuable shares of common stock was not included in the calculation of diluted loss per share because the effect would be anti-dilutive.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ from those estimates.

New Accounting Standards—In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective July 1, 2002. As of June 30, 2002, the Company does not have any recorded goodwill or unamortized intangible assets.

In October 2001, the Financial Accounting Standards Board issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” however it retains the fundamental provisions of that Statement related to the recognition and measurement of the impairment of long-lived assets to be held and used. Cortex is required to adopt SFAS 144 effective July 1,

2002. The adoption is not expected to have a material impact on the Company’s operating results and financial condition.

Note 2—Detail of Selected Balance Sheet Accounts

Other current assets consist of the following:

	June 30,
	2002	2001
Prepaid license fees	$116,296	$116,296
Prepaid sponsored research	53,911	44,110
Prepaid insurance fees	52,234	20,754
Prepaid financing costs	47,000	—
Prepaid consulting fees	7,500	35,598
Other	73,931	43,921

	$350,872	$260,679

Furniture, equipment and leasehold improvements consist of the following:

	June 30,
	2002	2001
Laboratory equipment	$1,400,216	$1,340,996
Leasehold improvements	716,724	696,295
Furniture and equipment	175,431	172,896
Computers and software	315,701	290,015

	2,608,072	2,500,202
Accumulated depreciation	(2,156,792)	(2,003,616)

	$451,280	$496,586

Unearned revenue consists of the following:

	June 30,
	2002	2001
License revenue	$2,393,519	$4,060,185
Research revenue	520,425	563,450

	$2,913,944	$4,623,635

Note 3—Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share, of which 1,250,000 shares have been designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred”); 3,200,000 shares have been designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred”); 500 shares have been designated as Series D Convertible Preferred Stock (non-voting, “Series D Preferred”); 35,000 have been designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating”) and 514,500 shares are presently undesignated and may be issued with such rights and powers as the Board of Directors may designate.

The 9% Cumulative Convertible Preferred Stock outstanding as of June 30, 2001 consisted of 15,000 shares outstanding of an original 1,250,000 shares of 9% Preferred issued in a 1988 private placement. In April 2002, the remaining shares of 9% Preferred outstanding were converted into 1,999 shares of common stock. Cash dividends on the 9% Preferred accrued semi-annually on June 15th and December 15th at the rate of $0.09 per share per annum. Upon conversion of the 9% Preferred, accrued and unpaid dividends were credited to additional paid-in capital.

Series B Convertible Preferred Stock outstanding as of June 30, 2002 and June 30, 2001 consisted of 37,500 shares of Series B Preferred issued in a May 1991 private placement. Each share of Series B Preferred is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, subject to adjustment under certain circumstances. As of June 30, 2002, the remaining shares of Series B Preferred outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred at a price of $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days’ prior notice.

Common Stock and Common Stock Purchase Warrants

In connection with the February 1998 restructuring of a note payable to Alkermes, Inc. (Note 7), the Company issued to Alkermes a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $1.55 per share. In connection with the July 1999 restructuring of the note payable, the Company issued to Alkermes five-year warrants to purchase 200,000 shares of common stock at a weighted-average exercise price of $1.48 per share. The exercise prices were derived from the fair market value of the Company’s common stock on the date of issuance. The Company fully repaid the note during the fiscal year ended June 30, 2000.

As of June 30, 2002, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred Stock; 275,000 shares for issuance upon exercise of warrants; 2,628,415 shares for issuance upon exercise of outstanding stock options; and 372,596 shares for issuance upon exercise of stock options available for future grant.

Stock Option and Stock Purchase Plans

1996 Stock Incentive Plan—The 1996 Plan provides for the granting of options and rights to purchase up to an aggregate of 3,574,359 shares of the Company’s authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganizations) to qualified employees, officers, directors, consultants and other service providers. The exercise price of nonqualified stock options and the purchase price of stock offered under the 1996 Plan, which terminates October 25, 2006, must be at least 85% of the fair market value of the common stock on the date of grant. The exercise price of incentive stock options must be at least equal to the fair market value of the common stock on the date of grant.

Each non-employee director (other than those who serve on the Board of Directors to oversee an investment in the Company) is automatically granted options to purchase 30,000 shares of common stock upon commencement of service as a director and additional options to purchase 10,000 shares of common stock on the date of each Annual Meeting of Stockholders. Non-employee directors who serve on the Board of Directors to oversee an investment in the Company receive options to purchase 7,500 shares of common stock upon commencement of service as a director and additional options to purchase 3,000 shares of common stock on the date of each Annual Meeting of Stockholders. These nonqualified options have an exercise price equal to 100% of the fair market value of the common stock on the date of grant, have a ten-year term and vest in equal increments of 33% on the anniversary dates of the dates of grant. As of June 30, 2002, options to purchase an aggregate of 2,628,415 shares of common stock were outstanding under the 1996 Plan, and an additional 372,596 shares of common stock were reserved for future option grants.

As of June 30, 2002, options to purchase an aggregate of 1,649,631 shares of common stock were exercisable under the Company’s stock option plans. During the years ended June 30, 2002 and 2001, no options to purchase shares of common stock were issued with exercise prices below the fair market value of the common stock on the dates of grant.

Stock option transactions under the Company’s stock option plans for each of the three years in the period ended June 30, 2002 are summarized below:

	Number of shares	Weighted average exercise price per share
Outstanding as of June 30, 1999	1,442,796	$0.42
Granted	787,665	1.68
Exercised	(302,301)	0.38
Forfeited	(73,681)	0.77

Outstanding as of June 30, 2000	1,854,479	$0.95
Granted	641,949	2.39
Exercised	(52,047)	2.23
Forfeited	(13,775)	3.68

Outstanding as of June 30, 2001	2,430,606	$1.32
Granted	455,157	2.48
Exercised	(217,500)	0.42
Forfeited	(39,848)	2.78

Outstanding as of June 30, 2002	2,628,415	$1.58

Available for future grant	372,596

Pro Forma Information—The Company has elected to account for its employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, because the Company’s employee stock options have been granted at exercise prices equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss and net loss per share is required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and has been determined as if the Company had accounted for its employee stock plans under the fair value method. The fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for the years ended June 30, 2002, 2001 and 2000, respectively: weighted average risk-free interest rates of 3.4%, 4.8% and 6.4%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 68%, 108% and 144%; and a weighted average life of 4.5 years, 3.9 years and 3.7 years. The estimated weighted average fair value of options granted during the years ended June 30, 2002, 2001 and 2000 was $1.39, $1.75 and $1.43, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the vesting period of the options, resulting in the following pro forma information for the years ended June 30, 2002, 2001 and 2000:

	Year ended June 30,
	2002	2001	2000
Pro forma net loss	$(1,667,927)	$(3,434,990)	$(547,237)
Pro forma net loss applicable to
common stock	(1,668,602)	(3,424,528)	(549,712)
Pro forma net loss per share	$(0.10)	$(0.21)	$(0.03)

Information regarding stock options outstanding at June 30, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at June 30, 2002	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at June 30, 2002	Weighted average exercise price

$0.34 – 0.50	872,317	6.04 years	$0.43	872,317	$0.43
0.65 – 2.09	694,624	7.84 years	1.20	427,648	1.04
2.11 – 2.78	825,120	9.14 years	2.60	178,954	2.65
2.84 – 4.44	236,354	7.88 years	3.29	170,712	3.28

	2,628,415			1,649,631

Stockholder Rights Plan

On February 5, 2002, the Company’s Board of Directors approved the adoption of a Stockholder Rights Plan to protect stockholder interests against takeover strategies that may not provide maximum stockholder value. A dividend of one Right for each outstanding share of the Company’s common stock was distributed to stockholders of record on February 15, 2002. Each share of common stock presently outstanding that had been issued since February 15, 2002 also includes one Right and each share of common stock that may be issued after the date hereof but prior to the Distribution Date (as defined below) will also include one Right. The Rights automatically attached to outstanding shares of common stock and no separate certificates were issued. The Rights trade only together with the Company’s common stock.

Each Right allows its holder to purchase one one-thousandth of a share (a “Unit”) of Series A Junior Participating Preferred Stock at a purchase price of $75.00 per Unit. The Rights are not currently exercisable, but will become exercisable on the 10th business day following the occurrence of certain events relating to a person or group (“Acquiring Person”) acquiring or attempting to acquire fifteen percent (15%) or more of the outstanding shares of the Company’s common stock (the “Distribution Date”). If the Rights become exercisable, then any Rights held by the Acquiring Person are void. In such event, each other holder of a Right that has not been exercised will have the right upon exercise to purchase shares of the Company’s common stock (or common stock of the Acquiring Person in certain situations) having a value equal to two times the exercise price of the Right. Unless redeemed or exchanged earlier by the Company, the Rights expire on February 15, 2012.

The Company has 35,000 shares of Series A Junior Participating Preferred Stock authorized (35,000,000 Units), of which no shares or Units are issued or outstanding at June 30, 2002. Each Unit would entitle the holder to (A) one vote, voting together with the shares of common stock; (B) in the event that the Company’s assets are liquidated, a payment of $1.00 or an amount equal to the payment to be distributed per share of common stock, whichever is greater; and (C) in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, a payment in the amount equal to the payment received per share of common stock. The number of Rights per share of common stock, and the purchase price, are subject to adjustment in the event of each and any stock split, stock dividend or similar event.

Note 4—Research and License Agreement with NV Organon

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon, a pharmaceutical business unit of Akzo Nobel of the Netherlands. The agreement will enable Organon to develop and commercialize the Company’s proprietary AMPAKINE technology for the treatment of schizophrenia and depression.

In connection with the Organon agreement, the Company received an up-front payment of $2,000,000. The agreement also included research support of roughly $3,000,000 per year for two years.

During the fiscal year ended June 30, 2000, the Company achieved its first milestone under the agreement, triggered when Organon selected an AMPAKINE compound to pursue in Phase I clinical testing as a potential treatment for schizophrenia.

During the year ended June 30, 2002, Organon notified Cortex of its intent to continue developing the selected compound by entering Phase II clinical testing, triggering a second milestone payment of $2,000,000. Cortex remains eligible for additional milestone payments based upon further clinical development of the licensed technology, and ultimately, royalties on worldwide sales.

Note 5—Option Agreement with Shire Pharmaceuticals Group, plc

In April 2000, the Company entered into an option agreement with Shire Pharmaceuticals Group, plc (“Shire”) under which Shire agreed to evaluate the use of the Company’s AMPAKINE CX516 for the treatment of Attention Deficit Hyperactivity Disorder (“ADHD”). In exchange for the option, Cortex received $130,000; Shire also purchased 254,353 shares of Cortex common stock for $870,000. Shire was responsible for all costs associated with the clinical trial, which consisted of a double-blind, placebo-controlled evaluation of CX516 in ADHD patients.

Shire had the right to convert its option into an exclusive worldwide license for the AMPAKINE technology for ADHD under a development and licensing agreement. Had Shire elected to execute this agreement, Cortex would have received an up-front fee, milestone payments based on successful clinical and commercial development, research support for additional AMPAKINE compounds and royalties on sales.

In late June 2002, Shire elected not to exercise its option to the AMPAKINE technology for ADHD and terminated its Phase II study before reaching the anticipated enrollment levels. Under the terms of the option agreement, Cortex regained all rights to CX516 and the AMPAKINE technology for ADHD. Cortex executed its right to acquire the data from the study, which it is analyzing while pursuing new partners that have expressed interest in the platform as a potential treatment for the disorder.

Note 6—Research and License Agreement with Les Laboratoires Servier

        In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier. The agreement will enable Servier to develop and commercialize Cortex’s proprietary AMPAKINE technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer’s disease, Mild Cognitive Impairment, sexual dysfunction, multiple sclerosis and Lou Gehrig’s disease. The territory covered by the exclusive license excludes North America, allowing Cortex to retain commercialization rights in its domestic market. The territory covered by the agreement also excludes South America (except Argentina, Brazil and Venezuela), Australia and New Zealand.

        In connection with the agreement, Servier paid Cortex a nonrefundable, up-front payment of $5,000,000 and research support payments of $3,707,000 of which $2,053,000 was received during the year ended June 30, 2002. The agreement includes research support of approximately $2,000,000 per year for three years, subject to Cortex providing agreed-upon levels of research. The amount of support is subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index. Under the October 2000 agreement, Cortex currently receives annual support of approximately $2,080,000. The agreement also includes milestone payments based upon clinical development and royalty payments on sales in licensed territories.

        In October 2002, Servier agreed to provide Cortex with $4,000,000 of additional research support, in exchange for rights to the Company’s AMPAKINE compounds for the potential treatment of anxiety disorders, in Servier’s licensed territories. The $4,000,000 will be paid in quarterly installments of $500,000 over a two-year period, beginning in October 2002.

Note 7—Note Payable to Alkermes, Inc.

In January 1992, the Company entered into an agreement with Alkermes, Inc. (“Alkermes”) for the development, clinical testing and commercialization of the Company’s calpain inhibitor technology. In connection with the agreement, the Company granted Alkermes an exclusive worldwide license to commercialize calpain inhibitor products for the prevention and treatment of neurodegenerative diseases and disorders of the central and peripheral nervous systems.

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

Subsequently, the terms of the note were restructured a number of times, with Cortex issuing warrants to Alkermes as a condition for such restructurings. In March 2000, the Company paid Alkermes the remaining balance of the note’s principal and accrued interest.

Note 8—Advance from the Institute for the Study of Aging

In June 2000, the Company received $247,300 from the Institute for the Study of Aging (the “Institute”) to fund testing of the Company’s AMPAKINE CX516 in patients with mild cognitive impairment (“MCI”). Patients with MCI represent the earliest clinically-defined group with memory impairment beyond that expected for normal individuals of the same age and education, but such patients do not meet the clinical criteria for Alzheimer’s disease. The Institute is a non-profit foundation based in New York City and dedicated to the improvement in quality of life for the elderly.

As the funding from the Institute must be used solely for the planned clinical trials in MCI patients, Cortex has recorded the amounts received as restricted cash in the Company’s balance sheet. Provided that Cortex complies with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance shall be forgiven unless Cortex enters an AMPAKINE into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include the principal amount plus accrued interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the outstanding principal balance and any accrued interest thereon as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Note 9—Commitments

The Company leases its offices and research laboratories under an operating lease that expires May 31, 2004. Rent expense under this lease for the years ended June 30, 2002, 2001 and 2000 was approximately $279,000, $240,000 and $269,000, respectively. Commitments under the lease for the years ending June 30, 2003 and 2004 are approximately $358,000 and $343,000, respectively.

As of June 30, 2002, the Company has employment agreements with three of its executive officers, which agreements expire in May 2004. The agreements involve annual salary payments aggregating $510,000 and provide for bonuses under certain circumstances. Subsequent to June 30, 2002, the Company was committed to severance payments to its former President and Chief Executive Officer, of which all but $63,000 is included within the $510,000 of aggregated annual salary payments, disclosed above.

The Company has entered into severance agreements with each of its executive officers. In the event of a termination of employment, under certain circumstances, these severance agreements provide defined benefits to the executive officers, including compensation equal to 12 to 18 months of the executive officer’s then current salary.

Additionally, in the event that the Company commercializes a compound developed by or under the supervision of one of its senior scientific employees, the Company may be obligated to pay the employee a royalty based on net sales, as defined and subject to adjustment, of products containing the compound.

As of June 30, 2002, commitments under scientific consulting and external research agreements for services to be received for the years ending June 30, 2003, 2004, 2005, 2006 and 2007 aggregated approximately $430,000, $178,000, $58,000, $58,000 and $58,000, respectively.

The Company has entered agreements with an academic institution that provide the Company exclusive rights to certain of the technologies that the Company is developing. Under the terms of the agreements, the Company is committed to royalty payments. These payments include minimum annual royalties of $80,000 for the year ending June 30, 2003 and for each year thereafter for the remaining life of the patents covering the subject technologies.

The agreements with the academic institution committed the Company to pay up to an additional $875,000 upon achievement of certain clinical testing and regulatory approval milestones. The Company also is required to remit a portion of certain remuneration received in connection with sublicensing agreements. As of June 30, 2002, the Company is committed to pay the academic institution approximately $267,000 related to such remuneration during the year ended June 30, 2003.

Note 10—Related Party Transactions

During the years ended June 30, 2002, 2001 and 2000, the Company paid or accrued scientific and other consulting fees to stockholders aggregating $70,500, $96,750 and $82,250, respectively. Under certain circumstances, the Company is obligated to make royalty payments to certain of its scientific consultants, some of whom are stockholders, and to one employee, upon successful commercialization of certain of its products by the Company or its licensees.

Note 11—Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of June 30, 2002, the Company had federal and California tax net operating loss carryforwards of approximately $36,100,000 and $9,400,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California franchise tax purposes and the fifty percent limitation on California loss carryforwards. The California tax loss carryforwards will continue to expire in 2003 (approximately $856,000 expired in 2002), while the federal carryforwards begin expiring in 2004. The Company also has federal and California research and development tax credit carryforwards totaling $1,200,000 and $483,000, respectively. The federal research and development tax credit carryforwards will begin to expire in 2004.

Utilization of the net operating loss and tax credit carryforwards from the tax years ended on or before June 30, 1992 is subject to an annual limitation of approximately $1,500,000, due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. If there should be future changes of ownership, these annual limitations for utilization of net operating loss and tax credit carryforwards may become more restrictive. Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change.

Significant components of the Company’s deferred tax assets as of June 30, 2002 and June 30, 2001 are shown below. A valuation allowance of $17,327,000 as of June 30, 2002 has been established against the Company’s deferred tax assets as realization of such assets is uncertain.

Deferred tax assets consist of the following:

	June 30,
	2002	2001
Net operating loss carryforwards	$13,175,000	$11,851,000
Capital loss carryforwards	22,000	22,000
Research and development credits	1,470,000	1,357,000
Capitalized research and development costs	1,267,000	1,318,000
Unearned revenue	1,187,000	1,861,000
Depreciation	118,000	119,000
Other, net	88,000	97,000

Net deferred tax assets	17,327,000	16,625,000
Valuation allowance for deferred tax assets	(17,327,000)	(16,625,000)

Total deferred tax assets	$—	$—

Note 12—Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the years ended June 30, 2002 and 2001, respectively is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002 Quarters
Total revenues	$3,069,376	$1,102,898	$1,153,618	$1,106,611
Total costs and expenses	1,907,963	2,077,001	2,003,362	1,498,956
Income (loss) from operations	1,161,413	(974,103)	(849,744)	(392,345)
Net income (loss)	$1,195,907	$(956,406)	$(839,488)	$(382,649)
Basic and diluted income (loss) per share	$0.07	$(0.06)	$(0.05)	$(0.02)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	As previously Reported	As Restated	As previously Reported	As Restated	As previously Reported	As Restated
2001 Quarters
Total revenues	$716,574	$966,574	$836,380	$1,086,380	$1,240,078	$1,270,078	$1,119,803
Total costs and expenses	2,074,338	2,074,338	1,287,778	1,287,778	1,564,794	1,564,794	1,914,119
Loss from operations	(1,357,764)	(1,107,764)	(451,398)	(201,398)	(324,716)	(294,716)	(794,316)
Loss before change in accounting principle	(1,311,497)	(1,061,497)	(371,688)	(121,688)	(250,060)	(220,060)	(740,094)
Cumulative effect of change in accounting principle	—	(530,000)	—	—	—	—	—
Net loss	$(1,311,497)	$(1,591,497)	$(371,688)	(121,688)	$(250,060)	$(220,060)	$(740,094)
Per common share:
Loss before change in accounting principle	$(0.08)	$(0.07)	$(0.02)	$(0.01)	$(0.02)	$(0.01)	$(0.04)
Cumulative effect of change in accounting principle	—	(0.03)	—	—	—	—	—
Basic and diluted loss per share	$(0.08)	$(0.10)	$(0.02)	$(0.01)	$(0.02)	$(0.01)	$(0.04)

Quarterly results for 2001 reflect a change in revenue recognition policy to adopt the SEC’s Staff Accounting Bulletin No. 101 (See Note 1).

CORTEX PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K
Year ended June 30, 2002
Exhibit Index

Exhibit Number	Description	Sequentially Numbered Page

3.1
Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment of June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, by Certificate of Designation filed June 4, 1997, by Certificate of Amendment of Restated Certificate of Incorporation filed December 21, 1998, and by Certificate of Designation filed February 11, 2002, incorporated by reference to Exhibit 3.1 of the Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended through October 8, 1996, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.

4.1
Rights Agreement, dated as of February 8, 2002, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan, incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002

10.2	Consulting Agreement, dated October 30, 1987, between the Company and Carl W. Cotman, Ph.D. *

10.3	Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D.*

10.19
License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to Exhibit 10.19 of the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.31
License Agreement dated June 25, 1993 between the Company and the Regents of the University of California, incorporated by reference to the Company’s Amendment of Annual Report on Form 10-KSB/A filed November 26, 1993. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.44
Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-QSB filed May 16, 1994.

10.49
Settlement Agreement between the Company and Alkermes, Inc., dated October 5, 1995, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting confidential treatment under Rule 406 of the Securities Act of 1933).

10.60	Amended and Restated 1996 Stock Incentive Plan.

EXH-1

Exhibit Number	Description	Sequentially Numbered Page

10.64
Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to Exhibit 10.64 of the Company’s quarterly report on Form 10-QSB as filed on February 16, 1999. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24-b2 of the Securities Exchange Act of 1934.)

10.65
Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California,dated February 1, 1999, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.

10.67
Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratories Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Ruled 24b-2 of the Securities Act of 1934).

10.69
Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 10-QSB filed February 12, 2001.

10.70
Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.

10.71	Employment agreement dated June 5, 1995 between the Company and Gary A. Rogers, Ph.D.

10.72	Employment agreement dated May 1, 2002 between the Company and Joann L. Data, M.D., Ph.D.

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000.

21	Subsidiaries of the Registrant, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 2000.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-KSB.

99.1	Certification of Periodic Report by Roger G. Stoll, Ph.D., Chairman, President and Chief Executive Officer

99.2	Certification of Periodic Report by Maria S. Messinger, Vice President, Chief Financial Officer and Corporate Secretary

*	Incorporated by reference to the same numbered exhibit of the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.

EXH-2