Form 10-Q
period 2002-09-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2002-11-14
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________________TO_________________

Commission file number   0-17951

Cortex Pharmaceuticals, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	33-0303583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15241 Barranca Parkway, Irvine, California, 92618
(Address of principal executive offices, including zip code)

(949) 727-3157
(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last year)

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16,853,659 shares of Common Stock as of November 11, 2002

CORTEX PHARMACEUTICALS, INC.
 INDEX

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

Cortex Pharmaceuticals, Inc.

Balance Sheets

	(Unaudited)	(Note)
	September 30, 2002	June 30, 2002

Assets
Current assets:
Cash and cash equivalents	$1,193,275	$1,849,009
Restricted cash	180,886	180,886
Accounts receivable	483,846	115,472
Other current assets	174,965	350,872

Total current assets	2,032,972	2,496,239
Furniture, equipment and leasehold improvements, net	413,769	451,280
Other	33,407	33,407

	$2,480,148	$2,980,926

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$779,044	$225,999
Accrued wages, salaries and related expenses	140,544	167,905
Unearned revenue	2,187,092	2,187,092
Advance for Alzheimer’s project	266,140	264,672

Total current liabilities	3,372,820	2,845,668
Unearned revenue, net of current portion	310,185	726,852
Stockholders’ deficit:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 30,000,000; shares issued and outstanding: 16,853,659 (September 30) and 16,849,383 (June 30)	16,852	16,848
Additional paid-in capital	42,347,223	42,284,085
Accumulated deficit	(43,588,635)	(42,914,230)

Total stockholders’ deficit	(1,202,857)	(591,594)

	$2,480,148	$2,980,926

See accompanying notes.

Note:  The balance sheet as of June 30, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Statements of Operations
(Unaudited)

	Three months ended September 30,

	2002	2001

Revenues:
Research and license revenue	$945,801	$2,938,516
Grant revenue	176,642	130,860

Total revenues	1,122,443	3,069,376
Operating expenses:
Research and development expenses	1,115,829	1,366,269
General and administrative expenses	688,655	541,694

Total operating expenses	1,804,484	1,907,963

Loss (income) from operations	(682,041)	1,161,413
Interest, net	7,636	34,494

Net (loss) income applicable to common shares	$(674,405)	$1,195,907

Basic and diluted net (loss) income per share:	$(0.04)	$0.07
Shares used in calculating per share amounts
Basic	16,849,383	16,629,887
Diluted	16,849,383	17,972,217

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Statements of Cash Flows
(Unaudited)

	Three months ended September 30,

	2002	2001

Cash flows from operating activities:
Net (loss) income applicable to common shares	$(674,405)	$1,195,907
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	38,475	39,030
Stock option compensation expense	60,971	46,625
Changes in operating assets/liabilities:
Accounts receivable	(368,374)	(2,038,496)
Other current assets	175,907	98,650
Accounts payable and accrued expenses	525,684	222,415
Unearned revenue	(416,667)	(938,516)
Changes in other assets and other liabilities	1,468	2,031

Net cash used in operating activities	(656,941)	(1,372,354)

Cash flows from investing activities:
Purchase of fixed assets	(964)	(32,727)

Net cash used in investing activities	(964)	(32,727)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,171	—

Net cash provided by financing activities	2,171	—

Decrease in cash and cash equivalents	(655,734)	(1,405,081)
Cash and cash equivalents, beginning of period	1,849,009	4,557,516

Cash and cash equivalents, end of period	$1,193,275	$3,152,435

See accompanying notes.

Cortex Pharmaceuticals, Inc.
Notes to Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

In January 1999, Cortex Pharmaceuticals, Inc. (“Cortex” or “the Company”) entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”), a subsidiary of Akzo Nobel (Note 2). The agreement will enable Organon to develop and commercialize the Company’s AMPAKINE® technology for the treatment of schizophrenia and depression. In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier (“Servier”). The agreement, as amended in October 2002, will enable Servier to develop and commercialize the Company’s AMPAKINE technology for the treatment of anxiety disorders and memory impairment associated with aging and neurodegenerative diseases such as Alzheimer’s disease (Note 3).

The Company is seeking collaborative arrangements with other pharmaceutical companies for other applications of the AMPAKINE compounds, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to the technologies and products that the Company is developing. Competition for corporate partnering with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to arrive at such arrangements. Accordingly, although the Company is in discussions with candidate companies, there is no assurance that an agreement will arise from these discussions in a timely manner, or at all, or that an agreement that may arise from these discussions will successfully reduce the Company’s short or longer-term funding requirements.

To supplement its existing resources, the Company is seeking to raise additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

Revenue Recognition

The Company recognizes research revenue from its collaborations with Organon (Note 2) and Servier (Note 3) as services are performed under the agreements. The Company records grant revenues as the expenses related to the grant projects are incurred. All amounts received under collaborative research agreements or research grants are nonrefundable, regardless of the success of the underlying research.

Revenues from milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a comparable level to before the milestone achievement. If both of these criteria are not met, the milestone payment would be recognized over the remaining period of the Company’s performance obligations under the arrangement. Royalties, if any, will be recognized as earned.

Net (Loss) Income Per Share

Basic (loss) earnings per share includes no dilution and is computed by dividing net (loss) income applicable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the effect of additional common shares issuable upon exercise of outstanding stock options and warrants. In the computation of net loss per share, the effect of potentially issuable shares of common stock were not included in the calculation of diluted loss per share because their effect would be anti-dilutive. The calculations of basic and diluted weighted average shares outstanding are as follows:

	Three months ended September 30,

	2002	2001

Numerator:
Net (loss) income applicable to common shares	$(674,405)	$1,195,907

Denominator:
Weighted average common shares — basic	16,849,383	16,629,887
Net effect of dilutive securities:
Stock options	—	1,228,589
Warrants	—	113,741

Weighted average common shares — diluted	16,849,383	17,972,217

(Loss) earnings per share — basic and diluted	$(0.04)	$0.07

Employee Stock Options

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25.” As required, the Company adopted the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Prior to release of FIN 44, in December 1998 the Company re-priced previously issued stock options. By adopting the Interpretation, the Company now applies variable accounting for these options. Consequently, if the market price of the Company’s stock increases, the Company will recognize additional non-cash compensation expense that it otherwise would not have incurred.

Due to fluctuations in the market price of the Company’s common stock, for the three-months ended September 30, 2002, applying the Interpretation had no impact on the Company’s net loss or the net loss per share. For the three-months ended September 30, 2001, the effect of applying the Interpretation was a decrease in net income of $13,000, with no impact on earnings per share.

Note 2 — Research and License Agreement with NV Organon

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with Organon, a pharmaceutical business unit of Akzo Nobel (The Netherlands). The agreement will enable Organon to develop and commercialize the Company’s proprietary AMPAKINE technology for the treatment of schizophrenia and depression.

In connection with the agreement, the Company received an up-front license payment of $2,000,000 and research support payments of up to $3,000,000 per year for the two years ended in mid-January 2001. The Company achieved its first milestone from the agreement in May 2000, when Organon selected a candidate AMPAKINE compound to pursue in Phase I clinical testing for schizophrenia. Achieving this milestone triggered a $2,000,000 payment to Cortex from Organon. In September 2001, the second milestone payment of $2,000,000 was triggered when Organon elected to continue developing the compound by entering Phase II clinical testing. Cortex remains eligible for additional milestone payments based upon further clinical development, and ultimately, royalties on worldwide sales.

Note 3 — Research and License Agreement with Les Laboratoires Servier

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Servier. The agreement will enable Servier to develop and commercialize Cortex’s proprietary AMPAKINE technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Lou Gehrig’s disease. The territory covered by the exclusive license excludes North America, allowing Cortex to retain commercialization rights in its domestic market. The territory covered by the agreement also excludes South America (except Argentina, Brazil and Venezuela), Australia and New Zealand. The agreement includes an up-front payment by Servier of $5,000,000, which Cortex is amortizing into revenue over the three-year collaborative research phase that began in December 2000. The agreement also includes research support payments of approximately $2,000,000 per year for three years (subject to Cortex providing agreed-upon levels of research personnel and subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index) and milestone payments, plus royalty payments on sales in licensed territories.

In October 2002, Servier agreed to provide the Company with $4,000,000 of additional research support, in exchange for rights to the Company’s AMPAKINE compounds as a potential treatment for anxiety disorders in Servier’s licensed territories. The $4,000,000 will be paid in quarterly installments of $500,000 over a two-year period, beginning in October 2002.

Note 4 — Advance from the Institute for the Study of Aging

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

The funding from the Institute must be used solely for the planned clinical trials in MCI patients. As a result, Cortex has recorded the amounts received as restricted cash in the Company’s balance sheet. Provided that Cortex complies with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance shall be forgiven unless Cortex enters an AMPAKINE compound into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s 2002 Annual Report on Form 10-K.

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

The forward-looking statements included herein are based on current expectations, which involve a number of risks and uncertainties and assumptions regarding the Company’s business and technology. These assumptions involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized and actual results may differ materially. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that the Company files from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and subsequent Current Reports on Form 8-K.

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

Results of Operations

General

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”), a pharmaceutical business unit of Akzo Nobel (The Netherlands). The agreement will allow Organon to develop and commercialize the Company’s proprietary AMPAKINE® technology for the treatment of schizophrenia and depression. In connection with the agreement, the Company received a $2,000,000 up-front licensing payment and research support payments of approximately $3,000,000 per year for the two years ended in mid-January 2001.

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

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier (“Servier”). The agreement will allow Servier to develop and commercialize the Company’s AMPAKINE technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment (“MCI”), sexual dysfunction, and the dementia associated with multiple sclerosis and Lou Gehrig’s disease. The agreement includes an up-front payment by Servier of $5,000,000 and research support payments of approximately $2,000,000 per year for three years (subject to Cortex providing agreed-upon levels of research personnel). From inception of the agreement through September 30, 2002, Cortex has received research support payments of $4,227,000. The agreement also includes milestone payments, plus royalty payments on sales in licensed territories.

In October 2002, in exchange for an additional $4,000,000 of research support, Servier expanded its rights to the AMPAKINE compounds to include the field of anxiety disorders, in its licensed territories. The $4,000,000 will be paid in quarterly installments of $500,000 over a two-year period, beginning in October 2002.

From inception (February 10, 1987) through September 30, 2002, the Company has sustained losses aggregating $41,557,000. Continuing losses are anticipated over the next several years. During that time, the Company’s ongoing operating expenses will only be offset, if at all, by research support payments from its collaboration with Servier and by possible milestone payments from Organon and Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company’s operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will require successful commercial development of its products by Organon, Servier or its other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months ended September 30, 2002 and 2001

For the three-month period ended September 30, 2002, the net loss of $674,000 compares with net income of $1,196,000 for the corresponding prior year period, with the difference primarily due to the earlier mentioned $2,000,000 Phase II milestone in September 2001 from the Company’s agreement with Organon.

Research and development expenses for the three-month period ended September 30, 2002 decreased from $1,366,000 to $1,116,000, or by 18% compared to the corresponding prior year period. Most of the decrease represented technology access payments related to the Organon milestone achieved in the prior year period. Cortex previously licensed the AMPAKINE technology from the University of California. Under the related agreement, Cortex is required to remit a portion of certain remuneration received in connection with sublicensing agreements. In September 2001, when Cortex achieved its milestone under its agreement with Organon, a technology access payment to the University of California became due.

General and administrative expenses for the three-month period ended September 30, 2002 increased from $542,000 to $689,000, or by 27% compared to the corresponding prior year period, mostly due to severance costs for the Company’s former President and Chief Executive Officer.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Liquidity and Capital Resources

Sources

From inception (February 10, 1987) through September 30, 2002, Cortex has funded its organizational and research and development activities primarily through the issuance of equity securities, funding related to collaborative agreements and net interest income.

Research and licensing payments received in connection with the agreement with Organon totaled $11,880,000 through September 30, 2002. This amount includes a $2,000,000 milestone payment from the agreement, triggered in September 2001 when Organon elected to continue development of an AMPAKINE compound by entering Phase II clinical testing. Under the terms of the agreement, the Company may receive additional milestone payments based on further clinical development of the licensed technology and, ultimately, royalties on worldwide sales.

Under the agreement with Servier signed in October 2000, Cortex received research and licensing payments of $8,706,000 through September 30, 2002. Of this amount, Cortex received $520,000 during the three months ended September 30, 2002, representing agreed-upon research support. The October 2000 agreement currently provides research support of approximately $2,000,000 per year through early December 2003. The agreement also includes milestone payments based upon successful clinical development and royalties on sales in licensed territories. Beginning in October 2002, Servier agreed to provide the Company an additional $4,000,000 of research support, to be paid in quarterly installments of $500,000 over a two-year period.

In October 2000, the Company received notice of a Phase II Small Business Innovative Research (“SBIR”) award from the National Institutes of Health. The award will provide up to $1,074,000 over a three-year period and will support the Company’s research of its AMPAKINE compounds as a potential new therapy for stroke. From October 2000 through September 30, 2002, Cortex has received roughly $491,000 related to this grant award.

In October 2001, the Company received notice of a second Phase II SBIR award from the National Institutes of Health. This award will provide up to $770,000 over a two-year period. The award will allow Cortex to follow-up on previously reported clinical tests of the AMPAKINE CX516 as a combination therapy for schizophrenia. Earlier tests were encouraging, with AMPAKINE-treated patients showing improvement in a number of clinical and neurocognitive scores. From October 2001 through September 30, 2002, Cortex has received $342,000 in connection with this grant award.

Cash Proceeds

As of September 30, 2002, the Company had cash and cash equivalents totaling $1,193,000, accounts receivable of $484,000 and a working capital deficit of $1,340,000. In comparison, as of June 30, 2002, the Company had cash and cash equivalents of $1,849,000, accounts receivable of $115,000 and a working capital deficit of $349,000. The decreases in cash and working capital reflect amounts required to fund the Company’s operations.

As of September 30, 2002 and June 30, 2002, working capital included deferred revenue relating to the Company’s $5,000,000 non-refundable, up-front payment from Servier in October 2000. In accordance with Staff Accounting Bulletin No. 101, the revenue related to the up-front fee is being amortized over the three years of collaborative research included in the October 2000 agreement. Excluding these unearned revenues, working capital as of September 30, 2002 and June 30, 2002 totaled $327,000 and $1,318,000, respectively.

Accounts receivable at September 30, 2002 and June 30, 2002 included amounts related to SBIR grant projects, along with amounts to be reimbursed by the Company’s partner, Servier. Together with Servier, Cortex is conducting a cross-national Phase II clinical study in patients with MCI. Servier has agreed to incur the bulk of the related costs for this study. While Cortex pays many of the associated expenses directly, it receives reimbursement for these amounts from Servier.

As of September 30, 2002, accounts receivable included approximately $425,000 from Servier related to the cross-national MCI study, with nearly the same amount recorded in accounts payable for these expenses. As of June 30, 2002, accounts receivable from Servier included approximately $95,000 of MCI study-related expenses, with nearly no offsetting amount recorded in accounts payable.

Commitments

The Company leases approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2004. The commitments under the lease agreement for the years ending June 30, 2003 and 2004 total $269,000 and $338,000, respectively.

The Company is committed to $584,000 for sponsored research and other remuneration to academic institutions, of which $516,000 is payable over the next twelve months. Remaining Cortex commitments for Phase I/IIa clinical studies of the AMPAKINE compounds are not significant.

In August 2002, the Company became committed to severance payments to its former President and Chief Executive Officer. As of September 30, 2002, the remaining severance commitments approximated $236,000, which will be paid through monthly installments into mid-August 2003.

In June 2000, the Company received $247,300 from the Institute for the Study of Aging (the “Institute”), which will partially offset the Company’s costs for the planned testing in patients with MCI. Given that Cortex must use the funding from the Institute solely for the planned clinical trials, the Company has recorded the amounts received as restricted cash in its balance sheet. Provided that Cortex complies with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance shall not be required unless Cortex enters an AMPAKINE compound into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Staffing

As of September 30, 2002, Cortex had a total of 22 full-time research and administrative employees. Significant increases to staffing are not planned for the upcoming year unless new sources of funding are realized. No significant investments in plant or equipment are planned for the upcoming year.

Outlook

Cortex anticipates that its cash and cash equivalents — and the scheduled research support payments from its agreement with Servier — will be sufficient to satisfy its capital requirements into early fiscal year 2004. Additional funds will be required to continue operations beyond that time. Cortex may also receive milestone payments from the Organon and Servier agreements. There is no assurance that the Company will receive additional milestone payments from Organon or Servier within the desired timeframe, or at all.

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

Additional Risks and Uncertainties

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

The Company’s exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of the Company’s financial instruments are fixed rate, short-term investments in government and corporate notes and bonds, which are available for sale (and have been marked to market in the accompanying financial statements). Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. The Company manages interest rate risk on its investment portfolio by matching scheduled investment maturities with its cash requirements. At September 30, 2002, the Company’s investment portfolio had a fair value and carrying amount of approximately $682,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2002, the resulting decline in the fair value of fixed rate bonds held within the portfolio would not be material to the Company’s financial position, results of operations and cash flows.

The Company’s borrowing consists solely of its advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that Cortex enters an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a discount to the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. At September 30, 2002, the principal and accrued interest of the advance amounted to $266,140.

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s periodic filings under the Exchange Act of 1934. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the evaluation.

PART II.     OTHER INFORMATION

Item 5.  Other Information

In October 2002, the Company amended certain license arrangements of its AMPAKINE® technology from the University of California, Irvine (“UCI”). UCI agreed to modify certain milestones contained within the existing licensing agreement in exchange for Cortex’s return of rights to technologies that the Company is no longer pursuing, and does not intend to pursue. Cortex believes that the return of these rights does not impact any of its present or future research programs in the neurological or psychological disease areas that are the focus of the Company, or its licensees. The return of these rights permits the Company to lower its technology access payments to UCI, eliminates certain diligence requirements and allows Cortex to continue to focus in an unfettered way on the key disease and disorder targets that represent the areas of greatest potential for the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

10.60	Amended and Restated 1996 Stock Incentive Plan, as amended and restated on October 8, 2002.
10.74	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D.
99.1	Certification of Periodic Report by Roger G. Stoll, Ph.D., Chairman, President and Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Periodic Report by Maria S. Messinger, Vice President, Chief Financial Officer and Corporate Secretary pursuant to section 906 of the Sarbanes-Oxley.

(b)	Reports on Form 8-K

On July 2, 2002, the Company filed a Report on Form 8-K in connection with the announcement that Shire Pharmaceuticals Group, plc elected not to exercise its exclusive license option to the Company’s AMPAKINE® compounds and technology in the field of Attention Deficit Hyperactivity Disorder.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

November 14, 2002	By:	/s/ MARIA S. MESSINGER

Maria S. Messinger Vice President and Chief Financial Officer; Corporate Secretary (Chief Accounting Officer)

CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Roger G. Stoll, Ph.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cortex Pharmaceuticals, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation or internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ Roger G. Stoll, Ph.D.

Roger G. Stoll, Ph.D. Chairman, President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Maria S. Messinger, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cortex Pharmaceuticals, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation or internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ MARIA S. MESSINGER

Maria S. Messinger Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)