Form 10-Q
period 2002-12-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2003-02-14
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2002

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

16,853,662 shares of Common Stock as of February 12, 2003

CORTEX PHARMACEUTICALS, INC.
INDEX

PART I.       FINANCIAL INFORMATION

Item 1.	Financial Statements

Cortex Pharmaceuticals, Inc.
Balance Sheets

	(Unaudited)	(Note)
	December 31, 2002	June 30, 2002

Assets
Current assets:
Cash and cash equivalents	$443,325	$1,849,009
Restricted cash	179,966	180,886
Accounts receivable	32,156	115,472
Other current assets	334,104	350,872

Total current assets	989,551	2,496,239
Furniture, equipment and leasehold improvements, net	377,371	451,280
Other	33,407	33,407

	$1,400,329	$2,980,926

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$488,464	$225,999
Accrued wages, salaries and related expenses	310,450	167,905
Unearned revenue	988,426	2,187,092
Advance for Alzheimer’s project	267,516	264,672

Total current liabilities	2,054,856	2,845,668
Unearned revenue, net of current portion	741,320	726,852
Stockholders’ deficit:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 30,000,000; shares issued and outstanding: 16,853,662 (December 31) and 16,849,383 (June 30)	16,852	16,848
Additional paid-in capital	42,429,960	42,284,085
Accumulated deficit	(43,864,362)	(42,914,230)

Total stockholders’ deficit	(1,395,847)	(591,594)

	$1,400,329	$2,980,926

See accompanying notes.

Note:  The balance sheet as of June 30, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Statements of Operations
(Unaudited)

	Three months ended December 31,		Six months ended December 31,

	2002	2001	2002	2001

Revenues:
Research and license revenue	$1,267,531	$938,517	$2,213,332	$3,877,033
Grant revenue	113,568	164,381	290,210	295,241

Total revenues	1,381,099	1,102,898	2,503,542	4,172,274
Operating expenses:
Research and development	839,993	1,238,985	1,955,822	2,605,254
General and administrative	820,671	838,016	1,509,326	1,379,710

Total operating expenses	1,660,664	2,077,001	3,465,148	3,984,964

(Loss) income from operations	(279,565)	(974,103)	(961,606)	187,310
Interest income, net	3,838	17,697	11,474	52,191

Net (loss) income	$(275,727)	$(956,406)	$(950,132)	$239,501

Net (loss) income per share — basic and diluted:	$(0.02)	$(0.06)	$(0.06)	$0.01

Shares used in calculating per share amounts:
Basic	16,853,662	16,629,887	16,851,524	16,629,887
Diluted	16,853,662	16,629,887	16,851,524	18,012,218

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Statements of Cash Flows
(Unaudited)

	Six months ended December 31,

	2002	2001

Cash flows from operating activities:
Net (loss) income	$(950,132)	$239,501
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	76,744	77,449
Stock option compensation expense	71,708	203,759
Changes in operating assets/liabilities:
Restricted cash	920	11,414
Accounts receivable	83,316	(91,351)
Other current assets	88,768	(123,214)
Accounts payable and accrued expenses	405,010	(200,742)
Unearned revenue	(1,184,198)	(1,370,783)
Other assets and other liabilities	2,844	3,625

Net cash used in operating activities	(1,405,020)	(1,250,342)

Cash flows from investing activities:
Purchase of fixed assets	(2,835)	(53,631)

Net cash used in investing activities	(2,835)	(53,631)

Cash flows from financing activities:
Payment of 9% preferred stock dividends	—	(675)
Proceeds from issuance of common stock	2,171	—

Net cash provided by (used in) financing activities	2,171	(675)

Decrease in cash and cash equivalents	(1,405,684)	(1,304,648)
Cash and cash equivalents, beginning of period	1,849,009	4,557,516

Cash and cash equivalents, end of period	$443,325	$3,252,868

See accompanying notes.

Cortex Pharmaceuticals, Inc.
Notes to Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

In January 1999, Cortex Pharmaceuticals, Inc. (“Cortex” or the “Company”) entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”), a subsidiary of Akzo Nobel (Note 2). The agreement will enable Organon to develop and commercialize the Company’s AMPAKINE® technology for the treatment of schizophrenia and depression. In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier (“Servier”), in defined territories. The agreement, as amended in October 2002, will enable Servier to develop and commercialize the Company’s AMPAKINE technology for the treatment of anxiety disorders and memory impairment associated with aging and neurodegenerative diseases such as Alzheimer’s disease (Note 3).

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

Revenue Recognition

The Company recognizes research revenue from its collaboration with Servier (Note 3) as services are performed under the agreement. The Company records grant revenues as the expenses related to the grant projects are incurred. All amounts received under collaborative research agreements or research grants are nonrefundable, regardless of the success of the underlying research.

Revenues from milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a comparable level to that before the milestone achievement. If both of these criteria are not met, the milestone payment would be recognized over the remaining period of the Company’s performance obligations under the arrangement. Royalties, if any, will be recognized as earned.

Net (Loss) Income Per Share

Basic (loss) earnings per share includes no dilution and is computed by dividing net (loss) income applicable to common shares by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the effect of additional common shares issuable upon exercise of outstanding stock options and warrants. In the computation of net loss per share, the effect of potentially issuable shares of common stock were not included in the calculation of diluted loss per share because their effect would be anti-dilutive. The calculations of basic and diluted weighted average shares outstanding are as follows:

	Six months ended December 31,

	2002	2001

Numerator:
Net (loss) income	$(950,132)	$239,501
Dividends on 9% Cumulative Convertible Preferred Stock	—	675

Net (loss) income applicable to common shares	(950,132)	238,826

Denominator:
Weighted average common shares — basic	16,851,524	16,629,887
Net effect of dilutive securities:
Stock options	—	1,263,190
Warrants	—	119,141

Weighted average common shares — diluted	16,851,524	18,012,218

(Loss) earnings per share — basic and diluted	$(0.06)	$0.01

Employee Stock Options

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25.” As required, the Company adopted FIN 44 on July 1, 2000. FIN 44 requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Prior to release of FIN 44, in December 1998 the Company re-priced previously issued stock options. By adopting FIN 44, the Company now applies variable accounting for these options. Consequently, if the market price of the Company’s stock increases, the Company will recognize additional non-cash compensation expense that it otherwise would not have incurred.

Due to fluctuations in the market price of the Company’s common stock, for the three months ended December 31, 2002, applying FIN 44 had no impact on the Company’s net loss or the net loss per share. For the three months ended December 31, 2001, the effect of applying FIN 44 was an increase in the net loss of $141,000, or $0.01 per share.

For the six months ended December 31, 2002, applying FIN 44 had no impact on the Company’s net loss or net loss per share. For the six months ended December 31, 2001, the effect of applying FIN 44 was a decrease in net income of $187,000, or $0.01 per share.

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

Note 3 — Research and License Agreement with Les Laboratoires Servier

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Servier. The agreement will enable Servier to develop and commercialize Cortex’s proprietary AMPAKINE technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment (“MCI”), sexual dysfunction, and the dementia associated with multiple sclerosis and amyotrophic lateral sclerosis. The territory covered by the exclusive license excludes North America, allowing Cortex to retain commercialization rights in its domestic market. The territory covered by the agreement also excludes South America (except Argentina, Brazil and Venezuela), Australia and New Zealand. The agreement includes an up-front payment by Servier of $5,000,000 and research support payments of approximately $2,000,000 per year for three years (subject to Cortex providing agreed-upon levels of research personnel and subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index). Cortex is eligible to receive milestone payments, based upon successful clinical development, plus royalty payments on sales in licensed territories.

In October 2002, Servier and the Company agreed to amend the October 2000 agreement. Under the amendment, Servier will provide the Company with $4,000,000 of additional research support, in exchange for rights to the Company’s AMPAKINE compounds as a potential treatment for anxiety disorders in Servier’s licensed territories. The $4,000,000 will be paid in quarterly installments of $500,000 over a two-year period, beginning in October 2002.

Cortex had been recording revenue from Servier’s earlier $5,000,000 up-front payment over the three-year collaborative research phase that began in December 2000. With the amendment to the agreement signed in October 2002, Cortex adjusted the period that the Company records the Servier licensing revenue to include the extended research term.

Note 4 — Advance from the Institute for the Study of Aging

In June 2000, the Company received $247,300 from the Institute for the Study of Aging (the “Institute”) to fund testing of the Company’s AMPAKINE CX516 in patients with MCI. Patients with MCI represent the earliest clinically-defined group with memory impairment beyond that expected for normal individuals of the same age and education, but such patients do not meet the clinical criteria for Alzheimer’s disease. The Institute is a non-profit foundation based in New York City and dedicated to the improvement in quality of life for the elderly.

The funding from the Institute must be used solely for the Company’s clinical trials in MCI patients, which began enrollment in March 2002. Cortex has recorded the amounts received from the Institute as restricted cash in the Company’s balance sheet. Provided that Cortex complies with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance shall be forgiven unless Cortex enters an AMPAKINE compound into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Item 2.	M anagement’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s 2002 Annual Report on Form 10-K.

Introductory Note

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company intends that such forward looking statements be subject to the safe harbors created thereby. These forward-looking statements relate to, among other things, (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of the Company’s proposed products and (iv) the need for, and availability of, additional financing.

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

Critical Accounting Policies and Management Estimates

The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the Company’s financial condition and results of operations and most demanding of its judgment. The Company’s discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This process forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). SAB 101 provides guidance in applying accounting principles generally accepted in the United States to revenue recognition issues, and specifically addresses revenue recognition for up-front, nonrefundable fees received in connection with research collaboration arrangements.

In accordance with SAB 101, revenues from up-front fees from the Company’s collaborators are deferred and recorded over the term that it provides ongoing services. Similarly, research support payments are recorded as revenue as it performs the research under the related agreements. The Company records grant revenues as it incurs expenses related to the grant projects. All amounts received under collaborative research agreements or research grants are nonrefundable, regardless of the success of the underlying research.

Revenues from milestone payments are recognized when earned, as evidenced by written acknowledgment from the Company’s collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by its collaborator at a comparable level to that before the milestone achievement. If both of these criteria are not met, the milestone payment is recognized over the remaining minimum period of the Company’s performance obligations under the agreement.

The above listing is not intended to be a comprehensive list of all of the Company’s accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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

The agreement with Organon also includes milestone payments based upon clinical development, plus royalty payments on worldwide sales. Cortex achieved its first milestone under the agreement in May 2000, when Organon selected a candidate compound to pursue in Phase I clinical testing as a treatment for schizophrenia. Achieving this milestone triggered a $2,000,000 payment to Cortex from Organon, which was recorded as revenue upon achievement.

Cortex achieved its second milestone under the agreement in September 2001, when Organon elected to continue development of the selected compound in Phase II clinical testing. Achieving the second milestone triggered another $2,000,000 payment to Cortex from Organon, with the related revenue recorded upon achievement of the milestone.

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier (“Servier”). The agreement will allow Servier to develop and commercialize the Company’s AMPAKINE technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment (“MCI”), sexual dysfunction, and the dementia associated with multiple sclerosis and amyotrophic lateral sclerosis. The agreement includes an up-front payment by Servier of $5,000,000 and research support payments of approximately $2,000,000 per year for three years (subject to Cortex providing agreed-upon levels of research personnel). The agreement also includes milestone payments, plus royalty payments on sales in licensed territories.

In October 2002, in exchange for an additional $4,000,000 of research support, Servier expanded its rights to the AMPAKINE compounds to include the field of anxiety disorders, in its licensed territories. The $4,000,000 will be paid in quarterly installments of $500,000 over a two-year period, beginning in October 2002.

From inception of the October 2000 agreement through December 31, 2002, Cortex has received research support payments of $4,742,000 from Servier, including the first quarterly supplemental installment of $500,000 under the October 2002 amendment to the agreement, as detailed above.

From inception (February 10, 1987) through December 31, 2002, the Company has sustained losses aggregating $41,833,000. Continuing losses are anticipated over the next several years. During that time, the Company’s ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovative Research (“SBIR”) grants, research support payments from the collaboration with Servier and by possible milestone payments from Organon and Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company’s operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will require successful commercial development of its products by Organon, Servier or its other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months and Six Months ended December 31, 2002 and 2001

For the three months ended December 31, 2002, the net loss of $276,000 compares with a net loss of $956,000 for the corresponding prior year period. For the six months ended December 31, 2002, the net loss of $950,000 compared to net income of $240,000 for the corresponding prior year period.

Revenues for the three months and six months ended December 31, 2002 include $500,000 of research revenues related to the amendment to the agreement signed with Servier in early October 2002. That amendment granted Servier rights to the Company’s AMPAKINE technology in the field of anxiety disorders, in Servier’s licensed territories. In exchange for those rights, Cortex will receive $4,000,000 of research support from Servier, paid as $500,000 per quarter over a two-year period.

With the amendment to the agreement, Cortex extended the period that it amortizes revenues from Servier’s earlier up-front fee. Under the original October 2000 agreement, Cortex received a $5,000,000 licensing fee from Servier, which Cortex was recording as revenue over that agreement’s three-year collaborative research phase. After amending the agreement with Servier in October 2002, Cortex began amortizing the remaining unearned licensing revenues over the two-year period of the extended research support. Compared to the corresponding prior year periods, licensing revenues for the three months and six months ended December 31, 2002 decreased by $170,000 as a result of this change.

For the six months ended December 31, 2001, revenues included a $2,000,000 milestone payment, triggered when Organon elected to continue its development of an AMPAKINE compound by entering Phase II studies for schizophrenia. Cortex recorded the revenue from this milestone payment upon achievement.

Research and development expenses for the three-month period ended December 31, 2002 decreased from $1,239,000 to $840,000, or by 32%, compared to the corresponding prior year period. The decrease resulted from lower staffing levels in the current year period and decreased non-cash stock compensation charges. Expenses for the prior year period also included expenses related to the clinical study in MCI being conducted with Servier, which began enrollment in March 2002.

For the six-month period ended December 31, 2002, research and development expenses decreased from $2,605,000 to $1,956,000, or by 25%, compared to the corresponding prior year period. The decrease included technology access payments related to the Organon milestone achieved in the prior year period. Cortex previously licensed the AMPAKINE technology from the University of California. Under the related agreement, Cortex is required to remit a portion of certain remuneration received in connection with sublicensing agreements. In September 2001, when Cortex achieved its milestone under its agreement with Organon, a technology access payment to the University of California became due. Consistent with the results for the three months ended December 31, 2002, the decrease in research and development expenses for the six months ended December 31, 2002 reflected lower staffing levels and decreased non-cash stock compensation expenses.

General and administrative expenses of $821,000 for the three-month period ended December 31, 2002 were materially consistent with expenses for the corresponding prior year period. For the quarter ended December 31, 2002, severance costs to the Company’s former President and Chief Executive Officer partially offset fees from the prior year period to explore a technology acquisition. For the six-month period ended December 31, 2002, general and administrative expenses increased from $1,380,000 to $1,509,000, or by 9%, compared to the corresponding prior year period, primarily due to the severance costs mentioned above.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Liquidity and Capital Resources

Sources

From inception (February 10, 1987) through December 31, 2002, Cortex has funded its organizational and research and development activities primarily through the issuance of equity securities, funding related to collaborative agreements and net interest income.

Research and licensing payments received in connection with the January 1999 agreement with Organon totaled $11,880,000 as of December 31, 2002. This amount includes a $2,000,000 milestone payment from the agreement, triggered in September 2001 when Organon elected to continue development of an AMPAKINE compound by entering Phase II clinical testing. Under the terms of the agreement, the Company may receive additional milestone payments based on further clinical development of the licensed technology and, ultimately, royalties on worldwide sales.

Under the agreement with Servier signed in October 2000 and amended in October 2002, Cortex received research and licensing payments of $9,742,000 through December 31, 2002. The October 2000 agreement currently provides research support of approximately $2,000,000 per year through early December 2003. The agreement also includes milestone payments based upon successful clinical development and royalties on sales in licensed territories. Beginning in October 2002, Servier agreed to provide the Company an additional $4,000,000 of research support, to be paid in quarterly installments of $500,000 over a two-year period.

In October 2000, the Company received notice of a Phase II Small Business Innovative Research (“SBIR”) award from the National Institutes of Health. The award will provide up to $1,074,000 over a three-year period and will support the Company’s research of its AMPAKINE compounds as a potential new therapy for stroke. As of December 31, 2002, Cortex has received approximately $544,000 related to this grant award.

In October 2001, the Company received notice of a second Phase II SBIR award from the National Institutes of Health. This award will provide up to $770,000 over a two-year period. The award will allow Cortex to follow-up on previously reported clinical tests of the AMPAKINE CX516 as a combination therapy for schizophrenia. Earlier tests were encouraging, with AMPAKINE-treated patients showing improvement in a number of clinical and neurocognitive scores. As of December 31, 2002, Cortex has received $427,000 in connection with this grant award.

Cash Proceeds

As of December 31, 2002, the Company had cash and cash equivalents totaling $443,000, accounts receivable of $32,000 and a working capital deficit of $1,065,000. In comparison, as of June 30, 2002, the Company had cash and cash equivalents of $1,849,000, accounts receivable of $115,000 and a working capital deficit of $349,000. The decreases in cash and working capital reflect amounts required to fund the Company’s operations.

As of December 31, 2002 and June 30, 2002, current liabilities included deferred revenue relating to the Company’s $5,000,000 non-refundable, up-front payment from Servier in October 2000. In accordance with Staff Accounting Bulletin No. 101, the revenue related to the upfront fee is being amortized over the collaborative research phase that ends, as extended, in early October 2004.

Excluding these unearned revenues, the Company had a working capital deficit of $77,000 as of December 31, 2002 and working capital of $1,318,000 as of June 30, 2002.

Commitments

The Company leases approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2004. The commitments under the lease agreement for the years ending June 30, 2003 and 2004 total $148,000 and $281,000, respectively.

The Company is committed to $494,000 for sponsored research and other remuneration to academic institutions, of which $460,000 is payable over the next twelve months. Remaining Cortex commitments for Phase I/IIa clinical studies of the AMPAKINE compounds are not significant.

In August 2002, the Company became committed to severance payments to its former President and Chief Executive Officer. As of December 31, 2002, the remaining severance commitments approximated $169,000, which will be paid through semi-monthly installments into mid-August 2003.

In June 2000, the Company received $247,000 from the Institute for the Study of Aging (the “Institute”), which will partially offset the Company’s limited costs for its testing in patients with MCI. Given that Cortex must use the funding from the Institute solely for the clinical trials, the Company has recorded the amounts received as restricted cash in its balance sheet. Provided that Cortex complies with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance shall not be required unless Cortex enters an AMPAKINE compound into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Staffing

As of December 31, 2002, Cortex had a total of 20 full-time research and administrative employees. Significant increases to staffing are not planned for the upcoming year unless new sources of funding are realized. No significant investments in plant or equipment are planned for the upcoming year.

Outlook

Cortex anticipates that its cash and cash equivalents — and the scheduled research support payments from its agreements with Servier — will be sufficient to satisfy its capital requirements into early fiscal year 2004. Additional funds will be required to continue operations beyond that time. Cortex may also receive milestone payments from the Organon and Servier agreements. There is no assurance that the Company will receive additional milestone payments from Organon or Servier within the desired timeframe, or at all.

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

Because there is no assurance that the Company will secure additional corporate partnerships, the Company is seeking to raise additional capital through the sale of debt or equity securities. There is no assurance that funds will be available on favorable terms, or at all. If equity securities are issued to raise additional funds, dilution to existing stockholders is likely to result. Such additional capital would, more importantly, enhance the ability of Cortex to achieve significant milestones in its efforts to develop the AMPAKINE technology.

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

The Company’s exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of the Company’s financial instruments are fixed rate, short-term investments in government and corporate notes and bonds. Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. The Company manages interest rate risk on its investment portfolio by matching scheduled investment maturities with its cash requirements. Due to the timing of these maturities, as of December 31, 2002, the Company’s cash and equivalents did not include any short-term investments.

The Company’s borrowing consists of its advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that Cortex enters an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a discount to the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of December 31, 2002, the principal and accrued interest of the advance amounted to $268,000.

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

In December 2002, in connection with a professional services agreement, the Company agreed to issue a warrant to purchase 200,000 shares of the Company’s Common Stock. The warrant has an exercise price of $0.67 per share and a five-year term. The sale and issuance of the warrant were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof as transactions by an issuer not involving any public offering. The warrant contains representations to support the Company’s reasonable belief that the purchaser is familiar with or has access to information concerning the operations and financial condition of the Company, and the purchaser is acquiring the warrant and the underlying shares of Common Stock for investment and not with a view to the distribution thereof. At the time of the issuance, the warrant will be deemed to be a restricted security for the purposes of the Securities Act of 1933, as amended, and the certificate representing the warrant (and the shares issued upon exercise) will bear legends to that effect.

Item 4.	Submission of Matters to a Vote of Security Holders

On December 16, 2002, the Company held its Annual Meeting of Stockholders, with stockholders holding 15,716,773 shares of common stock (representing 93% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. Robert F. Allnutt, Charles J. Casamento, Carl W. Cotman, Ph.D., M. Ross Johnson, Ph.D. and Roger G. Stoll, Ph.D. were listed as management’s nominees in the Proxy Statement and were elected as directors at the meeting. The votes for each nominee were are follows:

Name	Number of Affirmative Votes	Number of Votes Withheld

Robert F. Allnutt	15,230,788	485,985
Charles J. Casamento	15,068,948	647,825
Carl W. Cotman, Ph.D.	15,307,888	408,885
M. Ross Johnson, Ph.D.	15,243,888	472,885
Roger G. Stoll, Ph.D.	15,226,884	489,889

At the meeting, the Company also sought approval of an amendment to the Company’s 1996 Stock Incentive Plan to increase the number of shares of the Company’s common stock issuable thereunder by 3,500,000 shares, bringing the total number of shares issuable thereunder to 7,074,359. This proposal was approved with 3,615,107 affirmative votes. There were 2,155,972 negative votes and 143,521 abstentions. Broker non-votes amounted to 9,802,173 and were not included as votes for or against the proposal, or as votes present and voting on the proposal.

The Company also sought the ratification of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 2003. This proposal was approved by 15,398,820 affirmative votes. There were 294,310 negative votes and 23,643 abstentions.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.60

Amended and Restated 1996 Stock Incentive Plan, as amended and restated on October 8, 2002, incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002.

10.73

Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.

10.74

Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D, incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed November 14, 2002.

99.1	Certification of Periodic Report by Roger G. Stoll, Ph.D., Chairman, President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Periodic Report by Maria S. Messinger, Vice President, Chief Financial Officer and Corporate Secretary pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On October 10, 2002, Cortex filed a Report on Form 8-K in connection with the announcement that the Company’s partner, Servier, had expanded its rights to the Company’s AMPAKINE® compounds and technology to include the field of anxiety disorders, in Servier’s licensed territories.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

February 14, 2003	By:	/s/ MARIA S. MESSINGER

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

Date:	February 14, 2003

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

Date:	February 14, 2003

/s/ MARIA S. MESSINGER

Maria S. Messinger Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)