Form 10-Q
period 2003-03-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2003-05-15
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number 0-17951

Cortex Pharmaceuticals, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	33-0303583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒	No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16,943,662 shares of Common Stock as of May 12, 2003

CORTEX PHARMACEUTICALS, INC.
INDEX

PART I.          FINANCIAL INFORMATION
Item 1.     Financial Statements

Cortex Pharmaceuticals, Inc.

Balance Sheets

	(Unaudited) March 31, 2003	(Note) June 30, 2002

Assets
Current assets:
Cash and cash equivalents	$172,557	$1,849,009
Restricted cash	107,899	180,886
Accounts receivable	100,222	115,472
Other current assets	338,540	350,872

Total current assets	719,218	2,496,239
Furniture, equipment and leasehold improvements, net	339,292	451,280
Other	33,407	33,407

	$1,091,917	$2,980,926

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$548,373	$225,999
Accrued wages, salaries and related expenses	238,262	167,905
Unearned revenue	988,426	2,187,092
Advance for Alzheimer’s project	268,830	264,672

Total current liabilities	2,043,891	2,845,668
Unearned revenue, net of current portion	494,213	726,852
Stockholders’ deficit:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 30,000,000; shares issued and outstanding:16,873,662 (March 31) and 16,849,383 (June 30)	16,873	16,848
Additional paid-in capital	42,519,197	42,284,085
Accumulated deficit	(44,003,960)	(42,914,230)

Total stockholders’ deficit	(1,446,187)	(591,594)

	$1,091,917	$2,980,926

See accompanying notes.

Note:  The balance sheet as of June 30, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Statements of Operations
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,

	2003	2002	2003	2002

Revenues:
Research and license revenue	$1,275,859	$952,692	$3,489,191	$4,829,725
Grant revenue	103,125	200,926	393,335	496,167

Total revenues	1,378,984	1,153,618	3,882,526	5,325,892
Operating expenses:
Research and development	968,260	1,417,575	2,924,082	4,022,829
General and administrative	552,586	585,787	2,061,912	1,965,497

Total operating expenses	1,520,846	2,003,362	4,985,994	5,988,326

Loss from operations	(141,862)	(849,744)	(1,103,468)	(662,434)
Interest income, net	2,264	10,256	13,738	62,447

Net loss	$(139,598)	$(839,488)	$(1,089,730)	$(599,987)

Net loss per share — basic and diluted:	$(0.01)	$(0.05)	$(0.06)	$(0.04)

Shares used in calculating per share amounts:
Basic and diluted	16,860,551	16,742,096	16,854,489	16,666,744

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,089,730)	$(599,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,822	114,659
Stock option compensation expense	135,465	166,743
Changes in operating assets/liabilities:
Restricted cash	72,987	11,414
Accounts receivable	15,250	(377,809)
Other current assets	102,332	(78,297)
Accounts payable and accrued expenses	392,731	(33,467)
Unearned revenue	(1,431,305)	(1,296,801)
Other current liabilities	4,158	5,094

Net cash used in operating activities	(1,683,290)	(2,088,451)

Cash flows from investing activities:
Purchase of fixed assets	(2,834)	(89,778)

Net cash used in investing activities	(2,834)	(89,778)

Cash flows from financing activities:
Payment of 9% preferred stock dividends	—	(675)
Proceeds from issuance of common stock	9,672	90,667

Net cash provided by financing activities	9,672	89,992

Decrease in cash and cash equivalents	(1,676,452)	(2,088,237)
Cash and cash equivalents, beginning of period	1,849,009	4,557,516

Cash and cash equivalents, end of period	$172,557	$2,469,279

See accompanying notes.

Cortex Pharmaceuticals, Inc.
Notes to Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003. For further information, refer to the financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

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

Stock-based Compensation

The Company has elected to account for its employee stock options in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, because the Company’s employee stock options have been granted at exercise prices equal to the market price of the underlying stock on the date of grant, no compensation expense is recorded.

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of SFAS No. 123,” which requires compensation expense to be disclosed based on the fair value of the options granted at the date of grant.

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock plans under the fair value method. The fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for the three-month periods ended March 31, 2003 and 2002, respectively: weighted average risk-free interest rates of 3.0% and 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 97% and 68%; and a weighted average life of 2.8 years and 4.7 years. For the nine-month periods ended March 31, 2003 and 2002, respectively, the fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions: weighted average risk-free rates of 2.9% and 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 97% and 68%; and a weighted average life of 4.5 years and 4.7 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the vesting period of the options, resulting in the following pro forma information for the three-month and nine-month periods ended March 31, 2003 and 2002:

	Three months ended March 31,		Nine months ended March 31,

	2003	2002	2003	2002

Net loss, as reported	$(139,598)	$(839,488)	$(1,089,730)	$(599,987)
Fair value of stock-based employee compensation	219,547	145,372	463,918	483,277
Pro forma net loss	$(359,145)	$(984,860)	$(1,553,648)	$(1,083,264)
Net loss per share:
Basic and diluted — as reported	$(0.01)	$(0.05)	$(0.06)	$(0.04)
Basic and diluted — pro forma	$(0.02)	$(0.06)	$(0.09)	$(0.06)

Re-priced Employee Stock Options

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

Due to fluctuations in the market price of the Company’s common stock, for the three months ended March 31, 2003, applying FIN 44 had no impact on the Company’s net loss or the net loss per share. For the three months ended March 31, 2002, the effect of applying FIN 44 was a decrease in the net loss of $8,000, with no impact of the net loss per share.

For the nine months ended March 31, 2003, applying FIN 44 had no impact on the Company’s net loss or net loss per share. For the nine months ended March 31, 2002, the effect of applying FIN 44 was an increase in the net loss of $69,000, with no impact on the net loss per share.

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

The funding from the Institute must be used solely for the Company’s clinical trials in MCI patients, which began enrollment in March 2002. Cortex has recorded the unused balance from amounts received from the Institute as restricted cash in the Company’s balance sheet. Provided that Cortex complies with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance shall be forgiven unless Cortex enters an AMPAKINE compound into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

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

The Company’s revenue recognition policies, although critical in management’s view, are not the sole accounting policies that it has adopted. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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

From inception of the October 2000 agreement through March 31, 2003, Cortex has received research support payments of $5,771,000 from Servier, including two quarterly supplemental installments of $500,000 under the October 2002 amendment to the agreement, as detailed above.

From inception (February 10, 1987) through March 31, 2003, the Company has sustained losses aggregating $41,972,000. Continuing losses are anticipated over the next several years. During that time, the Company’s ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovative Research (“SBIR”) grants, research support payments from the collaboration with Servier and by possible milestone payments from Organon and Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company’s operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will require successful commercial development of its products by Organon, Servier or its other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months and Nine Months ended March 31, 2003 and 2002

For the three months ended March 31, 2003, the net loss of $140,000 compares with a net loss of $839,000 for the corresponding prior year period. For the nine months ended March 31, 2003, the net loss of $1,090,000 compared to a net loss of $600,000 for the corresponding prior year period.

Revenues for the three months ended March 31, 2003 increased from $1,154,000 to $1,379,000, or by 20% compared to the three months ended March 31, 2002. Research revenues for the current year period include $500,000 related to the amendment to the agreement signed with Servier in October 2002. That amendment granted Servier rights to the Company’s AMPAKINE technology in the field of anxiety disorders, in Servier’s licensed territories. In exchange for those rights, Cortex will receive $4,000,000 of research support from Servier, paid as $500,000 per quarter over a two-year period.

With the amendment to the agreement, Cortex extended the period that it amortizes revenues from Servier’s earlier up-front fee. Under the original October 2000 agreement, Cortex received a $5,000,000 licensing fee from Servier, which Cortex was recording as revenue over that agreement’s three-year collaborative research phase. After amending the agreement in October 2002, Cortex began amortizing the remaining unearned licensing revenues over the two-year period of the extended research support. Compared to the corresponding prior year period, licensing revenues for the three months ended March 31, 2003 decreased by $170,000 as a result of this change.

For the nine months ended March 31, 2003, revenues decreased from $5,326,000 to $3,883,000, or by 27% compared to the corresponding prior year period, primarily due to a $2,000,000 milestone payment. Organon triggered this milestone in September 2001 when it elected to continue its development of an AMPAKINE compound by entering Phase II studies for schizophrenia. Cortex recorded the revenue from this milestone payment upon achievement.

Revenues for the nine months ended March 31, 2003 included research revenues of $1,000,000 related to the amendment to the agreement with Servier in October 2002. For the same current year period, licensing revenues decreased $339,000 due to the extended term of amortizing Servier’s up-front payment from the October 2000 agreement, as detailed above.

For both the three months and nine months ended March 31, 2003, grant revenues decreased relative to the corresponding prior year periods due to decreased expenses for the schizophrenia project.

Research and development expenses for the three-month period ended March 31, 2003 decreased from $1,418,000 to $968,000, or by 32%, compared to the corresponding prior year period. The decrease primarily resulted from charges incurred in the prior year period for the Phase II clinical study in MCI, which began enrollment in March 2002. The decrease for the current year period also reflected decreased personnel-related expenses from comparatively lower staffing levels.

For the nine-month period ended March 31, 2003, research and development expenses decreased from $4,023,000 to $2,924,000, or by 27%, compared to the corresponding prior year period. The decrease included technology access payments related to the Organon milestone achieved in the prior year period. Cortex licenses the AMPAKINE technology from the University of California. Under the related agreement, Cortex is required to remit a portion of certain remuneration received in connection with sublicensing agreements. In September 2001, when Cortex achieved its milestone under its agreement with Organon, a technology access payment to the University of California became due. Along with the timing of technology access fees, the decreased research and development expenses for the nine-month period ended March 31, 2003 reflected lower staffing levels, lower non-cash, stock compensation charges and the timing of expenses for the cross national Phase II clinical study in MCI being conducted with Servier.

General and administrative expenses of $553,000 for the three-month period ended March 31, 2003 were materially consistent with expenses for the corresponding prior year period. For the nine-month period ended March 31, 2003, general and administrative expenses increased from $1,965,000 to $2,062,000, or by 5%, compared to the corresponding prior year period, primarily due to severance costs to the Company’s former President and Chief Executive Officer.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Liquidity and Capital Resources

Sources

From inception (February 10, 1987) through March 31, 2003, Cortex has funded its organizational and research and development activities primarily through the issuance of equity securities, funding related to collaborative agreements and net interest income.

Research and licensing payments received in connection with the January 1999 agreement with Organon totaled $11,880,000 as of March 31, 2003. This amount includes a $2,000,000 milestone payment from the agreement, triggered in September 2001 when Organon elected to continue development of an AMPAKINE compound by entering Phase II clinical testing. Under the terms of the agreement, the Company may receive additional milestone payments based on further clinical development of the licensed technology and, ultimately, royalties on worldwide sales.

Under the agreement with Servier signed in October 2000 and amended in October 2002, Cortex received research and licensing payments of $10,771,000 through March 31, 2003. The October 2000 agreement currently provides research support of approximately $2,000,000 per year through early December 2003. The agreement also includes milestone payments based upon successful clinical development and royalties on sales in licensed territories. Beginning in October 2002, Servier agreed to provide the Company an additional $4,000,000 of research support, to be paid in quarterly installments of $500,000 over a two-year period ending in early October 2004.

In October 2000, the Company received notice of a Phase II SBIR award from the National Institutes of Health. The award will provide up to $1,074,000 over a three-year period and will support the Company’s research of its AMPAKINE compounds as a potential new therapy for stroke. As of March 31, 2003, Cortex has received approximately $570,000 related to this grant award.

In October 2001, the Company received notice of a second Phase II SBIR award from the National Institutes of Health. This award will provide up to $770,000 over a two-year period. The award will allow Cortex to follow-up on previously reported clinical tests of the AMPAKINE CX516 as a combination therapy for schizophrenia. Earlier tests were encouraging, with AMPAKINE-treated patients showing improvement in a number of clinical and neurocognitive scores. As of March 31, 2003, Cortex has received $459,000 in connection with this grant award.

Cash Proceeds

As of March 31, 2003, the Company had cash and cash equivalents totaling $173,000, accounts receivable of $100,000 and a working capital deficit of $1,325,000. In comparison, as of June 30, 2002, the Company had cash and cash equivalents of $1,849,000, accounts receivable of $115,000 and a working capital deficit of $349,000. The decreases in cash and working capital reflect amounts required to fund the Company’s operations.

As of March 31, 2003 and June 30, 2002, current liabilities included deferred revenue relating to the Company’s $5,000,000 non-refundable, up-front payment from Servier in October 2000. In accordance with SAB No. 101, the revenue related to the up-front fee is being amortized over the collaborative research phase that ends, as extended, in early October 2004.

Current liabilities as of March 31, 2003 and June 30, 2002 also included the advance from the Institute for the Study of Aging (the “Institute”). This advance is being utilized to offset the Company’s limited expenses related to the cross national Phase II study in MCI being conducted with Servier. According to the agreed-upon terms, repayment of the advance shall be forgiven unless the Company enters Phase III clinical testing for Alzheimer’s disease. In the event that the Company enters such clinical trials with one of its AMPAKINE compounds, the Company believes that sufficient payments would become available under its partnering agreements to permit repayment of the advance.

Commitments

The Company leases approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2004. The remaining commitments under the lease agreement for the years ending June 30, 2003 and 2004 total $47,000 and $293,000, respectively.

The Company is committed to $403,000 for sponsored research and other remuneration to academic institutions, payable over the next twelve months. Remaining Cortex commitments for Phase I/IIa clinical studies of the AMPAKINE compounds are not significant.

In August 2002, the Company became committed to severance payments to its former President and Chief Executive Officer. As of March 31, 2003, the remaining severance commitments approximated $101,000, which will be paid through semi-monthly installments into mid-August 2003.

In June 2000, the Company received $247,000 from the Institute, which will partially offset the Company’s limited costs for its testing in patients with MCI. Given that Cortex must use the funding from the Institute solely for the clinical trials, the Company has recorded the unused balance from the amounts received as restricted cash in its balance sheet. Provided that Cortex complies with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance shall not be required unless Cortex enters an AMPAKINE compound into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Staffing

As of March 31, 2003, Cortex had a total of 20 full-time research and administrative employees. Significant increases to staffing are not planned through fiscal year 2004 unless new sources of funding are realized. Similarly, no significant investments in plant or equipment are planned through fiscal year 2004.

Outlook

Cortex anticipates that its cash and cash equivalents — and the scheduled research support payments from its agreements with Servier — will be sufficient to satisfy its capital requirements into early fiscal year 2004. Additional funds will be required to continue operations beyond that time. Cortex may also receive milestone payments from the Organon and Servier agreements. However, there is no assurance that the Company will receive additional milestone payments from Organon or Servier within the desired timeframe, or at all.

In order to provide for both its immediate and longer-term capital requirements, the Company is presently seeking additional collaborative or other arrangements with larger pharmaceutical companies. Under these agreements, it is intended that such companies would provide capital to the Company in exchange for an exclusive or non-exclusive license or other rights to certain of the technologies and products that the Company is developing. Competition for such arrangements is intense, however, with a large number of biopharmaceutical companies attempting to secure alliances with more established pharmaceutical companies. Although the Company has been engaged in discussions with candidate companies, there is no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company’s short and longer-term funding requirements.

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

The Company’s exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of the Company’s financial instruments are fixed rate, short-term investments in government and corporate notes and bonds. Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. The Company manages interest rate risk on its investment portfolio by matching scheduled investment maturities with its cash requirements. As of March 31, 2003, the Company’s investment portfolio had a fair value and carrying amount of approximately $200,000, which includes amounts classified as restricted cash on the Company’s balance sheet. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2003, the resulting decline in the fair value of fixed rate bonds held within the portfolio would not be material to the Company’s financial position, results of operations and cash flows.

The Company’s borrowing consists of its advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that Cortex enters an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a discount to the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of March 31, 2003, the principal and accrued interest of the advance amounted to $269,000.

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

PART II.  OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

In connection with a professional services agreement, during the three months ended March 31, 2003 the Company issued warrants to purchase 104,000 shares of the Company’s Common Stock to two investors. The warrants have a weighted-average exercise price of $0.79 per share and a five-year term. The sale and issuance of the warrants were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof as transactions by an issuer not involving any public offering. The warrants contain representations to support the Company’s reasonable belief that the purchasers are familiar with or have access to information concerning the operations and financial condition of the Company, and the purchasers are acquiring the warrants and the underlying shares of Common Stock for investment and not with a view to the distribution thereof. At the time of the issuance, the warrants will be deemed to be a restricted security for the purposes of the Securities Act of 1933, as amended, and the certificate representing the warrants (and the shares issued upon exercise) will bear legends to that effect.

Item 6.     Exhibits and Reports on Form 8-K

	(a)	Exhibits

99.1		Certification of Periodic Report by Roger G. Stoll, Ph.D., Chairman, President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2		Certification of Periodic Report by Maria S. Messinger, Vice President, Chief Financial Officer and Corporate Secretary pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

May 15, 2003	By:	/s/ MARIA S. MESSINGER

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

Date: May 15, 2003

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

Date: May 15, 2003
/s/ MARIA S. MESSINGER

Maria S. Messinger Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)