Form 10-K
period 2003-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2003-09-19
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

The aggregate market value of the voting stock held by non-affiliates as of December 31, 2002 was $10,418,000 (based on the closing sale price of the common stock as reported by The American Stock Exchange on such date). As of September 15, 2003, there were 20,639,526 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on December 9, 2003 (to be filed with the Commission on or before October 28, 2003) are incorporated by reference into Part III, except for Item 14.

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

PART I

Item 1. Business

Cortex Pharmaceuticals, Inc. (“Cortex” or the “Company”) was organized in 1987 to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurodegenerative diseases and other neurological and psychiatric disorders. Since 1993, the primary effort at Cortex has been to develop products that affect the AMPA-type glutamate receptor, a complex of proteins that is involved in communication between nerve cells in the human brain. Cortex is developing a family of chemical compounds known as AMPAKINE® compounds that enhance the activity of this receptor. Cortex believes that AMPAKINE compounds hold promise for correcting deficits brought on by a variety of diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter.

The AMPAKINE program addresses large potential markets. In 2001, on a worldwide basis these markets represented sales in excess of $35 billion. The Company’s commercial development plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of its proposed products for those indications that require sizable, expensive Phase III clinical trials — and very large sales forces to achieve significant market penetration. At the same time, Cortex plans to develop internally a selected set of indications, many of which will allow it to apply for “Orphan Drug” status. Such designation within the Food and Drug Administration is usually applied to products where the number of patients in the given disease category is less than 200,000 per year. These indications typically require more modest investment in the development stages, follow a quicker regulatory path, and involve a more concentrated sales reach to a few, selected medical centers in the United States. If the Company is successful in the pursuit of this operating strategy, it may be able to apply for a product registration for at least one Orphan Drug indication within a four year time frame. Cortex will continue to seek at least one more significant license agreement with a larger pharmaceutical company, while the Company prepares itself for potential entrance into the pharmaceutical market with its own product.

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”), a subsidiary of Akzo Nobel. The agreement grants Organon worldwide rights to develop and commercialize the Company’s AMPAKINE technology for the treatment of schizophrenia and depression. In October 2000, the Company entered into a research collaboration and license agreement with Les Laboratoires Servier (“Servier”). The agreement, as amended in October 2002, will allow Servier to develop and commercialize the Company’s AMPAKINE technology in defined territories of Europe, Asia, the Middle East and certain South American countries as a treatment for memory impairment associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction, anxiety disorders and the dementia associated with multiple sclerosis and Amyotrophic Lateral Sclerosis.

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

In the fiscal years ended June 30, 2003 and 2002, the Company’s total operating expenses were approximately $6,421,000 and $7,487,000, respectively. Amounts for fiscal year 2002 include expenses for initiating the Phase II clinical study of the AMPAKINE CX516 in patients with mild cognitive impairment and certain technology access payments related to the Company’s license of the AMPAKINE technology from the University of California.

In this annual report, the terms we, our, and us refer to Cortex Pharmaceuticals, Inc., a Delaware corporation. Our executive offices are located at 15231 Barranca Parkway, Irvine, California 92618, and our telephone number is (949) 727-3157. Our website is www.cortexpharm.com.

AMPA Receptor Program

In June 1993, Cortex licensed a new class of molecules and technology — the AMPAKINE technology — from the University of California. Cortex has subsequently been working to develop and patent new AMPAKINE molecules and to demonstrate efficacy and safety in a number of potential indications.

AMPAKINE compounds facilitate the activity of the AMPA receptor, which binds the neurotransmitter glutamate. The AMPAKINE compounds interact in a highly specific manner with the AMPA receptor in the brain, lowering the amount of neurotransmitter required to generate a response, and increasing the magnitude of the response to any given amount of glutamate. Cortex hopes that this selective amplification of the normal glutamate signal will eventually find utility in the treatment of neurological diseases and disorders characterized by depressed functioning of brain pathways that utilize glutamate as a neurotransmitter.

It is well known that synaptic connections, including those that utilize glutamate, decline with age. Thus, disorders associated with aging may be amenable to treatment with AMPAKINE compounds. Two such disorders are mild cognitive impairment and Alzheimer’s disease. Schizophrenia and other disorders that may involve neurotransmitter imbalances, including reduced levels of glutamate transmission, may also benefit from AMPA-receptor directed therapeutics. A study with AMPAKINE compounds in patients with schizophrenia indicated improvement in a number of symptoms also common to patients with Attention Deficit Hyperactivity Disorder (“ADHD”). The Company and its collaborators have obtained other encouraging preliminary results in animal models of depression, sexual dysfunction and stroke.

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

The initial study, conducted by AFB Parexel in Berlin, Germany, involved single administrations of drug or placebo to a total of 48 healthy young adult volunteers, ranging in age from 18 to 35. The trial was double-blinded and placebo-controlled, and included administering a single dose of drug in capsule form to each volunteer. Several dosages of drug were tested and at all dosage levels, the drug was safe and well-tolerated. In addition, analysis of psychological data revealed a highly statistically significant positive effect on a test of memory performance that involved recall of a list of nonsense syllables.

The second trial, at the same clinical site in Berlin, involved 30 healthy elderly volunteers, aged 65 to 76, each of whom was administered a single oral dose of drug or placebo. In this double-blinded trial, CX516 was again found to be safe and well-tolerated. The elderly volunteers were also given the same nonsense syllable memory test that had been given to the young volunteers in the first study. In the absence of drug, the elderly volunteers’ memory was substantially worse than that of the young volunteers. In the presence of drug, a statistically significant positive effect on memory performance was observed. Several of the elderly volunteers receiving the highest dosage of CX516 scored at or above the average score achieved by the young volunteers in the earlier study.

The third study, at the Karolinska Hospital in Stockholm, Sweden, involved administration of CX516 to healthy young adults under double-blind, placebo-controlled conditions. This five-day study involved administration of placebo on days 1, 4 and 5 and drug on days 2 and 3, with psychological testing conducted on each day. CX516 was safe and well-tolerated by all volunteers receiving drug, with no adverse events reported. Statistically significant improvements in performance on several measures of learning and memory were noted in the group that received CX516.

After these encouraging results, Cortex initiated a Phase I/IIa study in patients experiencing deficits of memory and cognition due to Alzheimer’s disease. The double-blind, placebo-controlled dose escalation study, which was conducted at the National Institutes of Health in Bethesda, Maryland, involved administration of CX516 to an eventual total of 14 patients for up to 28 days. A preliminary analysis of the data indicates improvement in ADAS-cog and CIBIC plus, two measures used to detect medication induced changes in Alzheimer’s disease patients. The ADAS-cog is an objective standard used for measuring changes in memory and cognition. The CIBIC plus is a subjective measure used by physicians to detect overall improvement in a patient’s memory.

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

In June 2000, Cortex received $247,000 from the Institute for the Study of Aging (the “Institute”), a non-profit foundation based in New York City and dedicated to the improvement in quality of life for the elderly. The funds provided support for the clinical trial conducted with Servier in patients with MCI, as explained more fully below. Data from this study may support the concept of AMPA modulation as a treatment for MCI and would justify additional, larger trials. In the event that Cortex enters one of its AMPAKINE compounds into Phase III clinical studies as a treatment for Alzheimer’s disease, Cortex has agreed to repay the funds to the Institute to allow them to financially assist other biotechnology companies.

In October 2000, the Company entered into a research collaboration and an exclusive license agreement with Servier. The agreements will enable Servier to develop and commercialize Cortex’s proprietary AMPAKINE technology for the treatment of declines in cognitive performance associated with aging and of neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer’s disease, MCI, sexual dysfunction, and the dementia associated with multiple sclerosis and Amyotrophic Lateral Sclerosis. The territory covered by the exclusive license excludes North America, allowing Cortex to retain commercialization rights in its domestic market. The territory covered by the agreement also excludes South America (except Argentina, Brazil and Venezuela), Australia and New Zealand. The agreement includes an up-front payment by Servier of $5,000,000, research support payments of approximately $2,000,000 per year for three years (subject to annual increases) and milestone payments, plus royalty payments on sales in licensed territories. In October 2002, Servier agreed to provide Cortex an additional $4,000,000 of research support over a two-year period, in exchange for rights to the Cortex AMPAKINE compounds for the potential treatment of anxiety disorders, in Servier’s licensed territories.

Mild Cognitive Impairment and Alzheimer’s Disease

Impairment of memory and cognition is a significant health care problem that is growing as the elderly population continues to increase. While not fatal (except when associated with diseases such as Alzheimer’s disease), the incidence and prevalence of cognitive deficits inevitably increase with age. Many elderly individuals are confined to nursing homes because of psychological disorientation and functional difficulties. Pharmaceuticals to alleviate deficits in memory and cognition could potentially enable these elderly individuals to remain independent longer, resulting in improved quality of life and substantial savings in health care costs. Cognitive deficit is also associated with a number of other neurological and neurodegenerative diseases, including autism, fragile X syndrome, multiple sclerosis, Amyotrophic Lateral Sclerosis and Huntington disease.

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

In the aging population there is a continuum of cognitive decline. This continuum ranges from normal (for the general age group) to mild cognitive impairment (MCI) to probable Alzheimer’s disease (AD) or other types of dementia.

Patients with MCI currently represent the earliest clinically-defined group with memory impairment beyond that expected for normal individuals of the same age and education, but do not meet clinical criteria for AD. It is estimated that there are between 3 and 4 million people with MCI. The memory deficits in the MCI population are clinically discernable and can interfere with daily functioning. MCI patients also appear to have a greatly increased risk of developing AD. Whereas approximately 1-2% of the normal elderly population will be diagnosed with AD every year, 10-15% or more of MCI patients will progress to AD per year.

Alzheimer’s disease is the most common destroyer of memory, currently afflicting some 4 million Americans and 12 million people worldwide. With the aging of our population, unless a treatment is found, the number of people in the U.S. with the disease is expected to reach 14 million by the middle of this century. According to the Alzheimer’s Association, the U.S. society spends at least $100 billion a year on Alzheimer’s disease at an average lifetime cost per patient of $174,000. Neither Medicare nor most private health insurance covers the long-term care more patients need. The impact of an effective treatment, even a symptomatic one, would be enormous.

It’s in the early stages of Alzheimer’s disease that Cortex believes AMPAKINE molecules may play a valuable role, enhancing the effectiveness of the brain cells that have not yet succumbed to the disease. This enhancement may help to alleviate the memory and cognitive deficits that make up the early symptoms.

There is also a possibility that treatment with AMPAKINE compounds may slow the progression of Alzheimer’s disease. Brain cells, or neurons, require continued input from other brain cells to remain alive. As neurons die, other neurons begin to lose their inputs, hastening their own death. AMPAKINE compounds may slow the rate at which functional levels of input from other neurons are lost. In animal models, selected AMPAKINE compounds have been shown to increase the production of BDNF, which is a protein associated with the formation of synapses by neurons. This possible mode of action also may prove beneficial to patients with Alzheimer’s disease, although it has not been demonstrated whether the same mechanism may produce similar results in humans.

In March 2001, a Food and Drug Association (“FDA”) advisory panel concluded that MCI is a distinct condition separate from Alzheimer’s disease and a valid target for new therapies — regardless of whether a new drug slows progression to dementia. The FDA indicated its willingness to approve a drug that can be shown to be safe and effective in improving memory. This decision represents a marked departure from the FDA’s prior reluctance to approve such medications, encouraging Cortex in its pursuit of developing a drug that may treat memory disorders. Cortex has rights to issued patents in the United States, Mexico and Australia covering the use of any AMPA receptor modulating compounds to improve memory and cognition. During the fiscal year ended June 30, 2003, Cortex received a notice of allowance for a similar patent in Europe.

Together with Servier, Cortex conducted a cross-national study of the AMPAKINE technology as a potential treatment for MCI. The Phase II study began enrollment in March 2002 in the United States and several months later in five European countries (France, Belgium, Great Britain, Sweden and the Netherlands). The last patient completed the study in mid-August 2003. The data is being verified and analyzed with the results anticipated in the fourth quarter of calendar year 2003, or early in the first quarter of calendar year 2004.

This cross-national study used a randomized, double-blinded, placebo-controlled parallel group design involving 175 patients who were administered CX516 or matching placebo for 28 days. Cortex, along with its partner, Servier, organized and convened an international panel of experts in MCI to aid in the design of the trial and the associated screening and outcome measures. The primary outcome measure for the trial was the 15-item word list delayed recall test. Secondary outcome measures included a number of validated objective tests to measure improvement in the speed and accuracy of functions requiring memory.

Based on our animal and limited human studies, we believe that CX516 is a short acting drug that might require multiple administrations of relatively high doses per day to achieve and maintain the desired therapeutic effect. Therefore, we and our strategic partners are investigating AMPAKINE compounds with a longer period of activity that may need to be administered only once, or possibly twice per day. A reduction in the number of doses per day is especially desirable in the treatment of chronic diseases and cognitive disorders where patient compliance is not well maintained. At the same time, we are evaluating other indications for CX516 where multiple daily dosing could be more easily accommodated.

Schizophrenia

The worldwide incidence of schizophrenia is approximately one percent of the population, regardless of ethnic, cultural or socioeconomic status. On any given day, approximately 100,000 of the estimated two million U.S. patients with schizophrenia are in public mental hospitals.

Schizophrenia typically develops in late adolescence or early adulthood and involves a collection of symptoms. These are generally characterized as positive symptoms (delusions and hallucinations), negative symptoms (social withdrawal and loss of emotional responsiveness) and cognitive symptoms (disordered thought and attention deficits).

The first conventional anti-psychotics for schizophrenia were developed in the 1950s and 1960s. These drugs helped to reduce the positive symptoms of the disease and greatly reduced the need for chronic hospitalization. However, some of these drugs are characterized by troublesome and occasionally life-threatening side effects. One of the most common side effects of conventional anti-psychotics is EPS or “extrapyramidal signs,” which include restlessness and tremors. EPS side effects have a strong negative impact on quality of life and tend to lead to poor patient compliance with medication.

Since then, a new type of anti-psychotic agent, referred to as atypical due to the virtual lack of EPS side effects, has been developed. Clozapine was the first such drug. It was initially studied in the 1970s, but clinical trials were halted due to the risk of a fatal blood disorder known as agranulocytosis and a dose-dependent risk of seizures. Clozapine was reintroduced in the 1980s, with approval by the FDA for use in patients who cannot be adequately treated with conventional anti-psychotics, either because of lack of efficacy or side effects. Risperidone and olanzapine are other recent atypical anti-psychotics without agranulocytosis side effects.

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

Schizophrenia has long been thought to have its biochemical basis in an over-activity of dopamine pathways projecting into an area of the brain known as the striatum. More recently, a developing body of evidence suggests that schizophrenia also involves reduced activity of glutamate pathways projecting into the same area. Cortex began studying whether AMPAKINE compounds, which increase current flow through the AMPA subtype of glutamate receptor, might have relevance to the treatment of schizophrenia.

In late 1995, Cortex announced the discovery that an AMPAKINE compound reduced stereotypic behavior (mechanical repetition of posture or movement) in rats that had been injected with methamphetamine. Reduction of methamphetamine-induced stereotypic behavior is widely used for initial screening of anti-psychotic drugs. Scientists at the University of California, Irvine and Cortex have since extended this finding to include additional AMPAKINE molecules. Further, Cortex scientists have demonstrated that AMPAKINE compounds in combination with either conventional or atypical anti-psychotic drugs have additive or synergistic effects in this model system.

In January 1999, Cortex entered into an exclusive worldwide license agreement with Organon. The agreement will enable Organon to develop and commercialize Cortex’s proprietary AMPAKINE technology for the treatment of schizophrenia. Under the agreement, Organon has rights to intellectual property that includes broad medical use patents covering the use of any AMPA receptor modulating compound to treat schizophrenia as a mono-therapy, or in combination with other anti-psychotic medications.

The agreement also included an option for Organon to expand its rights to the technology as a potential treatment for depression. Organon exercised that option in January 2001, thereby committing to specified spending on research in the field using AMPAKINE compounds.

The agreement with Organon provided an up-front payment of $2,000,000 and research support payments of approximately $3,000,000 per year for two years. The agreement also includes milestone payments and royalty payments on worldwide sales. Cortex believes that the agreement with Organon will provide an accelerated program to bring the AMPAKINE technology to market for schizophrenia and depression, if proven safe and effective in clinical trials.

Shortly after signing the agreement with Organon, in April 1999 Cortex reported preliminary results from a study with CX516 in patients with schizophrenia being treated with clozapine. This Phase I/IIa clinical trial, conducted at Massachusetts General Hospital, was designed primarily as a safety study. Extensive testing also was included in an attempt to obtain a preliminary indication that CX516 may effect the psychological parameters that likely contribute to symptoms of the disease, particularly the cognitive symptoms that have thus far been resistant to treatment. The results indicate that CX516 is reasonably safe in combination with clozapine and improves performance on a number of tests of verbal learning, memory, problem solving and distractability. Interestingly, the improvements noted in CX516-treated patients appeared to persist for a period after cessation of treatment.

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

In September 2001, Cortex received notice of a Phase II Small Business Innovative Research (“SBIR”) award for aproximately $770,000 from the National Institutes of Health to investigate the therapeutic potential of the AMPAKINE technology in schizophrenia. The goals of the related research plan include determining whether an AMPAKINE compound will improve negative symptoms, attention and memory. The research plan also hopes to assess the effects of an AMPAKINE compound on positive systems, anxiety and depressive symptoms. As of June 30, 2003, Cortex had received $500,000 from this two-year grant award, with the term of the grant award extended for an additional one-year period.

Attention Deficit Hyperactivity Disorder

Attention Deficit Hyperactivity Disorder is the most commonly diagnosed psychological disorder of children. The National Institute of Mental Health (“NIMH”) estimates that ADHD affects three to five percent of school-age children, with about one child in every classroom in the U.S. in need of help for this disorder. According to the NIMH, national public school spending on behalf of students with ADHD may have exceeded $3 billion in 1995.

Symptoms of ADHD include an inability to sustain attention and concentration, along with developmentally inappropriate levels of activity, distractability and impulsivity. Children with the disorder may have functional impairment across multiple settings including home, school and peer relationships. ADHD has also been linked to long-term adverse effects on academic performance, vocational success and social and emotional development. These effects not only impact the individual patients, but also their families, schools and communities. For many, the symptoms and impact of the disorder continue into adulthood.

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

Because of the availability and frequent prescribing of psychostimulants, concerns over their potential overuse and abuse have intensified. Along with the abuse potential, treatments with psychostimulants may result in side effects. According to the National Institutes of Health, some children on these medications may lose weight, have less appetite and temporarily grow more slowly. Others may experience problems falling asleep. Given the lack of consistent improvement beyond the disorder’s core symptoms and the deficit of long-term studies, the need remains for additional testing with medications and behavioral treatments.

In April 1999, the Company reported preliminary results from a study with the AMPAKINE CX516 in patients with schizophrenia being treated with clozapine. The results noted in CX516-treated patients included improved performance on several tests of memory, problem solving and distractability, as well as a clinical improvement in attention — symptoms that are also common to patients with ADHD. Based upon these results, the Company believes that AMPAKINE compounds may represent a novel, non-controlled (not regulated by the Drug Enforcement Agency) approach for treating ADHD patients.

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

In May 2002, Shire made a business decision to abruptly terminate the Phase II study of CX516 in adult patients with ADHD. At the time of the decision to immediately stop all treatments, 72 patients out of a planned 110 patient study target had been enrolled. Only 45 patients had completed the 28-day course of treatment required by the study design. Because the study design was broken by the sudden cessation of all treatments and only 40% of the patients completed the full treatment plan, the data from the study could not be properly analyzed. In June 2002, Shire elected not to exercise its option for use of the AMPAKINE technology in ADHD. Cortex still believes that the potential for the use of AMPAKINE compounds as a treatment for ADHD exists and is seeking other partners to pursue this possibility.

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

Preclinical experiments conducted by Kevin Lee, Ph.D. at the University of Virginia and by two pharmaceutical companies have demonstrated that the AMPAKINE CX516 can be safely administered to animals under mimicked stroke-like conditions. Additionally, research at Cortex suggests that AMPAKINE compounds may be neuroprotective — AMPAKINE treatment may provide protection to at-risk neurons adjacent to the area of damage following a stroke.

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

In May 1999, Cortex received notice of a Phase I SBIR award of $100,000 from the National Institutes of Health to investigate the AMPAKINE technology as a potential new stroke therapy. Subsequently, in October 2000 Cortex received notice of a Phase II SBIR award of up to $1,074,000 to continue its research.

The goals of the research plan include determining if an AMPAKINE compound administered in advance can reduce damage to neurons in an animal model of stroke; and to determine if the compound reduces damage to the memory of the animals. An AMPAKINE compound will also be administered after the stroke to determine if there is an improved recovery of memory function. As of June 30, 2003, Cortex had received approximately $655,000 from this three-year grant award, with the term of the project extended for a one-year period. Research of the AMPAKINE technology as a treatment for stroke, beyond that funded by the SBIR grant, will depend upon the Company’s financial resources.

Fragile X and Autism

Fragile X is an inherited disorder that represents the most common cause of inherited mental retardation. The disorder affects approximately 60,000 to 80,000 patients in the U.S. alone. Symptoms of fragile X syndrome include mental impairment ranging from learning disabilities to mental retardation, attention deficit and hyperactivity, anxiety and unstable mood and autistic-like behaviors.

Males are typically more severely affected by fragile X syndrome than females. Although most males with fragile X syndrome have mental retardation, only one-third to one-half of females with the disorder have significant intellectual impairment; the rest have either normal intelligence or learning disabilities. Emotional and behavioral problems are common in both sexes. There are no current therapeutic treatments for the disorder, although medications are used to treat some symptoms.

Autism is a complex developmental disability that typically appears during the first three years of life. The result of a neurological disorder that affects the functioning of the brain, autism and its associated behaviors have been estimated to occur in as many as 2 to 6 in 1,000 individuals. The disability is four times more prevalent in males than in females.

Autism impacts the normal development of the brain in the areas of social interaction and communication skills. Children and adults with autism typically have difficulties in verbal and nonverbal communication, social interactions, and leisure or play activities. Persons with autism may exhibit repeated body movements, unusual responses to people or attachments to objects, and resistance to changes in routines. Individuals also may experience heightened sensitivities of sight, hearing, touch, smell and taste. There are currently no approved therapeutic treatments for autism, although early behavioral intervention dramatically improves outcome.

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

The FRAXA Research Foundation is providing funding for the trial at Rush-Presbyterian-St. Luke’s Medical Center in Chicago, and Cortex is providing study medication (CX516 and placebo capsules). The Child and Adolescent Psychiatry Department at the University of Chicago will also participate in the study along with The Mind Institute at the University of Davis Medical Center.

Narcolepsy and Other Sleep Disorders

Narcolepsy represents a disabling neurological disorder involving excessive daytime sleepiness and periodic irresistible sleep attacks of sudden onset and brief duration. The number and severity of symptoms vary widely among individuals with the disorder, with symptoms generally beginning between the ages of 15 and 30. Prevalence of narcolepsy in the U.S. is under 200,000. The disorder is known to occur in equal frequency in both sexes and to affect all ethnic populations.

According to the National Institute of Neurological Disorders and Stroke (“NINDS”), patients with narcolepsy experience sleep attacks that can last for up to 30 minutes, regardless of the amount or quality of the prior night’s sleep. The sleep attacks may occur at work, social events, while eating, talking and driving, and in other similarly inappropriate circumstances.

There is currently no cure for the disorder, although the symptoms may be controlled with behavioral and medical therapy. The therapeutic focus is to promote and enhance wakefulness and counteract excessive daytime sleepiness. The Company believes that AMPAKINE compounds may be useful in treating day time sleepiness, which is a key treatment for individuals with narcolepsy.

Sleep disorders represent a broad range of illnesses arising from many causes, including abnormalities in physiological functions during sleep, abnormalities of the biological clock and sleep disturbances that are induced by factors outside of the sleep process.

According to the National Sleep Foundation, over the past century, society has reduced its average asleep time by 20 percent and, in the past 25 years, added a month to its average annual work/commute time. When the body is deprived of the sleep that it needs, the ability to concentrate or perform even simple tasks declines, and productivity suffers.

An internal biological clock in the brain regulates our sleep needs and patterns. Almost everyone’s clock is set for sleep at night, especially in the early morning hours between midnight and dawn. When our lives force us to work against our biological clocks, sleep problems are unavoidable.

The National Sleep Foundation estimates that 20 percent of American employees work non-traditional schedules. For these workers, getting enough sleep is a common problem.

Together with the Defense Advanced Research Projects Agency (“DARPA”) of the U.S. Defense Department, the Company has initiated a clinical trial in young healthy adults who have been deprived of sleep for 36 hours. The single-dose, placebo-controlled trial will measure the impact of the AMPAKINE CX516 on the speed and accuracy of subjects’ response to selected tasks. The study is being conducted at the Medical University of South Carolina and is anticipated to be concluded by the beginning of the fourth quarter of calendar year 2003. Successful treatment of the effects from sleep deprivation may lead to successful treatment of excessive daytime sleepiness. Based on the results of this study, expansion to the use of AMPAKINE compounds to the treatment of narcolepsy may be possible. Narcolepsy represents an Orphan Drug indication that would reduce both the cost and time to market for a potential therapeutic agent from Cortex.

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

Marketing

The Company has no experience in the marketing of pharmaceutical products and does not anticipate having the resources to distribute and broadly market any products that it may develop for indications such as Alzheimer’s disease and schizophrenia. The Company will therefore continue to seek commercial development arrangements with other pharmaceutical companies for its proposed products for those indications that require significant sales forces to effectively market. In entering into such arrangements, the Company may seek to retain the right to promote or co-promote products for certain indications in North America. The Company’s worldwide licensing agreement with Organon (see Note 5 of Notes to Financial Statements) does not provide Cortex with co-promotional rights. With respect to Orphan Drugs, the Company may distribute and market such products directly. There is no assurance that the Company will be able to enter into marketing arrangements in connection with its other licensing activities, or that marketing rights will lead to greater revenues for the Company.

Technology Rights

In 1993, Cortex entered an agreement with the Regents of the University of California, under which Cortex secured exclusive commercial rights to AMPA-receptor modulating technology and compounds (the AMPAKINE technology) for the treatment of deficits of memory and cognition. The relationship later was expanded to include additional agreements for other indications. The Company paid an initial license fee and is obligated to make additional payments, including license maintenance fees and patent expense reimbursements creditable against future royalties, over the course of initiating and conducting human clinical testing and obtaining regulatory approvals. When and if sales of licensed products commence, the Company will pay royalties on net sales. During the fiscal year ended June 30, 2003, Cortex amended the agreement with the Regents of the University of California to exclude the treatment of disease areas outside of the Central Nervous System that the Company would not have the resources nor the capability to develop in a timely manner.

Patents and Proprietary Rights

The Company is aggressively pursuing patent protection of its technologies. Cortex owns or has exclusive rights (within its areas of product development) to approximately 40 issued or allowed U.S. and foreign patents and has a number of additional U.S. patent applications and their international counterparts pending.

In 1998, Cortex received a United States patent that contained a broad claim for any AMPA-modulating compound to treat schizophrenia. Under the agreements with the Regents of the University of California (the “University”), Cortex has exclusive rights to AMPAKINE compounds for all applications covered by the University’s patent rights, other than endocrine modulation, and the treatment of sexual dysfunction in North and South America. Cortex’s rights are contingent upon it making certain minimum annual payments to the University, meeting certain milestones, and diligently seeking to commercialize the underlying technology.

In April 1999, Cortex received a patent that covers the Company’s AMPAKINE compounds — as well as compounds made by others — for the treatment of memory and cognition. This patent allows Cortex and its licensees to exclude others in the United States from making and selling AMPA-receptor modulating compounds for the treatment of memory or dementia, including Alzheimer’s disease. The Company believes that the coverage also extends to psychiatric conditions with cognitive disturbances including depression, obsessive compulsive disorder, attention deficit disorder, and phobic disorders. Similar patents have issued to Cortex in Mexico, Australia and New Zealand. In April 2003, Cortex announced the allowance of a similar patent by the European Patent Office. These patents issued to the University of California and rights to the patents are licensed to Cortex.

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

Government Regulation

In order to test, produce and market human therapeutic products in the United States, mandatory procedures and safety standards established by the FDA must be satisfied. Obtaining FDA approval is a costly and time-consuming process. Cortex has initiated Phase I and early Phase II testing in the U.S. and Europe, primarily with the assistance of clinical collaborators and its corporate partners, Organon and Servier. Some clinical trials were and are performed in the U.S. under Notices of Claimed Investigational Exemption for a New Drug (“IND”) filed with the FDA by the Company’s clinical collaborators. Cortex filed an IND for the AMPAKINE CX516 in the name of the Company in the fall of 2000. It is Cortex’s intent that Organon, Servier or another pharmaceutical company partner or partners that the Company is seeking, will pursue other required regulatory approvals to conduct further clinical testing. Cortex intends to file other IND’s for additional compounds to facilitate the development of its Orphan Drug strategy.

Clinical trials are normally conducted in three phases. Phase I trials are concerned primarily with safety of the drug, involve fewer than 100 subjects, and may take from six months to over a year. Phase II trials normally involve a few hundred patients. Phase II trials are designed to demonstrate effectiveness and to determine optimal dosing in treating or diagnosing the disease or condition for which the drug is intended. Short-term side effects and risks in people whose health is impaired also may be examined. Phase III trials may involve up to several thousand patients who have the disease or condition for which the drug is intended, to approximate more closely the conditions of ordinary medical practice. Phase III trials also are designed to clarify the drug’s benefit-risk relationship, to uncover less common side effects and adverse reactions, and to generate information for proper labeling of the drug. The FDA receives reports on the progress of each phase of clinical testing, and may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients. The FDA estimates that the clinical trial period of drug development can take up to ten years, and averages five years. With certain exceptions, once clinical testing is completed, the sponsor can submit a New Drug Application (“NDA”) for approval to market a drug. The FDA’s review of an NDA can also be lengthy.

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

Cortex plans to seek additional financing to support its development of selected AMPAKINE compounds for Orphan Drug indications. Without obtaining shareholder approval for such further issuance of securities, Cortex may be severely restricted in its overall development. The Company would be dependent upon its sub-licensees and would be unable to maintain its current core technical and management capabilities. Under such circumstances, the Company would be dependent upon entering into partnerships or other collaborative arrangements with third parties with the required resources to obtain the needed approvals. Along with its licensing agreements with Organon and Servier, Cortex intends to enter into license or other arrangements with other pharmaceutical companies under which those companies would conduct the required clinical trials and seek FDA approval for most or all of its proposed products. There is no assurance that Cortex will be able to enter into such arrangements on favorable terms, or at all, or that such arrangements will ultimately result in obtaining the necessary governmental approvals.

Competition

The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including both major pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to those of Cortex. A large number of drugs intended for the treatment of Alzheimer’s disease, MCI, schizophrenia, depression, ADHD and other neurological and psychiatric diseases and disorders are on the market or in the later stages of clinical testing. For example, approximately 15 drugs are in development in the U.S. for schizophrenia. In addition, over 25 drugs are under clinical investigation in the U.S. for the treatment of Alzheimer’s disease and approximately 10 drugs are under clinical investigation in the U.S. for the treatment of MCI. Some of the Company’s competitors have substantially greater financial and other resources and larger research and development staffs. Larger pharmaceutical company competitors also have significant experience in preclinical testing, human clinical trials and regulatory approval procedures.

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

The Company expects technological developments in the neuropharmacology field to continue to occur at a rapid rate and expects that competition will remain intense as those advances continue. Based on the technical qualifications, expertise and reputations of its Scientific Directors, consultants and other key scientists, the Company believes that its operating strategy to develop AMPAKINE compounds for the treatment of selected Orphan Drug indications and to out-license the technology to larger pharmaceutical companies for major chronic indications is appropriate.

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

Employees

As of June 30, 2003, Cortex had 20 full-time employees and one part-time employee and had engaged one part-time DVM-level and three part-time Ph.D.-level scientific consultants. Of the 20 full-time employees, 14 were engaged in research and development, of which 8 were Ph.D.-level or equivalent, and 6 were engaged in management and administrative support. The Company also sponsors a substantial amount of research in academic laboratories, primarily at the University of California, Irvine.

Risk Factors

In addition to the other matters set forth in this Annual Report on Form 10-K, our continuing operations and the price of our common stock are subject to the following risks:

If we cannot raise capital on acceptable terms, we may need to significantly curtail our operations.

Without further infusions of capital, we anticipate that we have sufficient funds and committed sources of funding from Servier to maintain our operations into fiscal year 2005. We will require additional funds to continue our operations beyond that time. We cannot say with any amount of certainty that we will be able to obtain the additional needed funds on reasonable terms, or at all. We currently do not have sufficient authorized shares of common stock to undertake any significant common stock financing and we will need to obtain stockholder approval to authorize more shares of common stock. If we do not obtain such approval we will not be able to raise additional funds by the sale of common stock, or securities convertible into common stock. If we obtain such approval and raise additional funds by issuing more of our securities, stockholders at the time of issuance will experience a dilution to the value of their securities. Management believes that our ability to obtain sufficient funds for further development of the AMPAKINE technology is critical to our progress.

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

We are dependent on future payments from Organon and Servier to continue the development and commercialization of our AMPAKINE technology. Under the agreement with Organon that we entered in January 1999, the collaborative research phase ended in January 2001. Organon has primary responsibility for developing and commercializing AMPAKINE compounds for use in the treatment of schizophrenia and depression. Through June 30, 2003 we have received $6,000,000 in upfront and milestone payments and approximately $6,000,000 in research support payments. The agreement also includes milestone payments, plus royalty payments on a worldwide basis. We anticipate that we may trigger an additional milestone during the fiscal year ending June 30, 2004, although there is no assurance that such milestone will occur. Under the terms of the agreement, Organon has the right to terminate the agreement upon four-months’ prior notice. If Organon were to discontinue its financial support, we might not be able to continue the development of our AMPAKINE technology as a potential treatment for patients with schizophrenia and depression.

Under the agreement with Servier that we entered into in October 2000 and amended in October 2002, we share the research efforts. Servier has primary responsibility for developing and commercializing AMPAKINE compounds for use in the treatment of memory impairment associated with aging, and of neurodegenerative diseases such as Alzheimer’s disease. Through June 30, 2003, we have received an up-front payment of $5,000,000 and research support payments of approximately $7,800,000. Under the October 2000 agreement, we currently receive approximately $2,000,000 per year (subject to us providing agreed-upon levels of research) and Servier is obligated to continue this level of support into early December 2003. Under the October 2002 amendment, we currently receive an additional $2,000,000 per year, which Servier is obligated to continue into early October 2004. The agreement includes milestone payments, plus royalty payments on sales in licensed territories. We do not anticipate that any milestone payments from Servier will occur during the fiscal year ending June 30, 2004. Under the terms of the agreement, Servier has the right to terminate the agreement in the case of a merger or acquisition involving us and a third party. Servier also has the right to terminate the agreement upon six-months’ prior notice at any time after the research phase of the collaboration. In addition, Servier has the right to terminate the related research and development in the event that we materially breach the agreement. If Servier were to discontinue its financial support, we might not be able to continue the development of our AMPAKINE technology for the applications licensed to Servier and our financial condition could be seriously impaired.

We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

Since our formation on February 10, 1987 through June 30, 2003, we have generated only modest operating revenues and we have incurred net losses approximating $42,057,000. As of June 30, 2003, we had an accumulated deficit of approximately $44,089,000. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. It is possible that we will never achieve profitable operations. We will require substantial additional funds to advance our research and development programs, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products.

We may not be able to enter into the strategic alliances necessary to fully develop and commercialize our products and technologies, and we will be dependent on our corporate partners if we do.

In addition to our agreements with Organon and Servier, we are seeking other pharmaceutical company partners to develop other major indications for the AMPAKINE compounds. In connection with our efforts to secure corporate partners, we will seek to retain certain co-promotional rights to our proposed products. These co-promotional rights will allow us to market our products to selected medical specialists while our corporate partner markets our products to the general medical market. We cannot assure you that we will be able to enter into any partnering arrangements on this or any other basis. In addition, we cannot assure you that we, Organon, Servier or our prospective corporate partners, can successfully introduce our proposed products. We also face the risks that our products will be rejected by patients, health care providers or insurance companies, or that our products cannot be manufactured and marketed at prices that would permit us to operate profitably. Additionally, we plan to develop certain compounds for selected smaller indications referred to previously as Orphan Drugs. We may or may not be successful in getting the appropriate positive clinical results and obtaining approval to market our compounds for these indications in the U.S.

We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies.

The development of AMPAKINE products is subject to the risks of failure commonly experienced in the development of products based upon innovative technologies and the expense and difficulty of obtaining approvals from regulatory agencies. All of our proposed products are in the preclinical or early clinical stage of development and will require significant additional funding for research, development and clinical testing before we are able to submit them to any of the regulatory agencies for clearances for commercial use. We cannot assure you that we will be able to complete successfully any of our research and development activities. Even if we do complete them, we may not be able to market successfully any of the products or be able to obtain the necessary regulatory approvals or assure that healthcare providers and payors will accept our products. We also face the risk that any or all of our products will not work as intended or that they will be unsafe, or that, even if they do work and are safe, that our products will be uneconomical to manufacture and market on a large scale. Due to the extended testing and regulatory review process required before we can obtain marketing clearance, we do not expect to be able to commercialize any therapeutic drug for at least five years, either directly or through our corporate partners or licensees.

Our products rely on licenses from the Regents of the University of California, and if we lose access to these technologies, our business would be substantially impaired.

Under our agreements with the Regents of the University of California, we have exclusive rights to AMPAKINE compounds for all applications for which the University has patent rights, other than endocrine modulation, and the treatment of sexual dysfunction in North and South America.

Our rights to the AMPAKINE compounds are secured by patents or patent applications owned wholly by the University or by the University as a co-owner with us. Our existing agreements require us to make certain minimum annual payments, meet certain milestones and diligently seek to commercialize the underlying technology. Our failure to meet any of these requirements could allow the University to terminate that particular agreement.

If we fail to secure adequate intellectual property protection, it could significantly harm our financial results and ability to compete.

Our success will depend, in part, on our ability to get patent protection for our products and processes in the United States and elsewhere. We have filed and intend to continue to file patent applications as we need them. However, additional patents that may issue from any of these applications may not be sufficiently broad to protect our technology. Also, any patents issued to us or licensed by us may be challenged by others, and if successful, such challenges may diminish our rights.

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

We also rely on trade secrets and confidential information that we try to protect by entering into confidentiality agreements with other parties. Those confidentiality agreements may be breached, and our remedies may be insufficient to protect the confidential information. Further, our competitors may independently learn our trade secrets or develop similar or superior technologies. To the extent that our consultants, key employees or others apply technological information independently developed by them or by others to our projects, disputes may arise regarding the proprietary rights to such information. We cannot assure you that such disputes will be resolved in our favor.

There is a large number of shares of common stock that may be sold, which may depress the market price of our stock.

Upon effectiveness of the registration statement that we are required to file in connection with our August 2003 private placement, an additional 3,333,334 shares will become freely tradable without restriction. If all outstanding warrants and options are exercised prior to their expiration, approximately 7.3 million additional shares of common stock could become freely tradable without restriction. Sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock.

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

We depend upon our relationships with academic consultants, particularly Dr. Gary S. Lynch of the University of California, Irvine. Dr. Lynch plays a role in guiding our research. In addition, we sponsor preclinical research in Dr. Lynch’s laboratories at the University of California, Irvine that is part of our product development and corporate partnering profile. If our relationship with Dr. Lynch or the University of California, Irvine, is disrupted, our AMPA- receptor research program could be adversely affected. Our agreements with Dr. Lynch and our other consultants are generally terminable by the consultant on short notice.

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

The listing standards for the American Stock Exchange include a stockholders’ equity and market capitalization test. The Exchange also monitors the financial condition and stability of listed companies. As of June 30, 2003, we had a stockholders’ deficit of approximately $1,400,000, which does not meet the current listing standards. With the estimated net proceeds from the private placement of the Company’s common stock in August 2003, the Company believes that it will meet the current listing standards.

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

Changes in laws, regulations and financial accounting standards may affect our reported results of operations.

The recently enacted Sarbanes-Oxley Act of 2002 and related regulations may result in changes in accounting standards or accepted practices within our industry and could add significant new costs to being a public company. New pronouncements and varying interpretations of pronouncements have occurred in the past and are likely to occur in the future as a result of recent Congressional and regulatory actions. New laws, regulations, and accounting standards, as well as potential changes to currently accepted accounting practices in the technology industry, including the expensing of stock options, could adversely affect our reported financial results and negatively impact our stock price. Additional unanticipated expenses incurred to comply with new requirements could also negatively impact our results of operations.

Item 2. Properties

The Company leases approximately 32,000 square feet of office, research laboratory and expansion space in Irvine, California, under an operating lease that expires May 31, 2004. Current monthly rent on these facilities is approximately $25,000. The Company believes that this facility will be adequate for its research and development activities for at least the remainder of the lease term. The Company is evaluating whether to seek to renew its current lease, or to pursue other real estate opportunities.

Item 3. Legal Proceedings

The Company is not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock trades on The American Stock Exchange under the symbol, “COR.” The following table presents quarterly information on the high and low sales prices of the common stock for the fiscal years ended June 30, 2003 and 2002, as furnished by The American Stock Exchange.

	High	Low
Fiscal Year ended June 30, 2003
Fourth Quarter	$2.49	$0.70
Third Quarter	1.04	0.60
Second Quarter	0.95	0.56
First Quarter	1.50	0.51

Fiscal Year ended June 30, 2002
Fourth Quarter	$2.85	$1.50
Third Quarter	3.44	2.36
Second Quarter	3.08	1.99
First Quarter	2.75	1.80

As of June 30, 2003, there were 483 stockholders of record of the Company’s common stock, and approximately 7,200 beneficial owners. The high and low sales prices for the Company’s common stock on September 15, 2003, as reported by The American Stock Exchange, were $4.35 and $4.16, respectively.

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

During the fiscal year ended June 30, 2003, in connection with the engagement of a consultant for capital raising purposes, the Company issued a warrant to purchase 200,000 shares of the Company’s common stock. The warrant has an exercise price of $0.67 per share and a five-year term. In connection with the engagement of a consultant for investor relations purposes, the Company issued warrants to purchase an aggregate of 116,000 shares of the Company’s common stock to two investors. The warrants have a weighted average exercise price of $0.88 per share and a five-year term.

On August 21, 2003, the Company consummated a private placement with a select group of 22 accredited investors and raised an aggregate of $5,000,000 in gross proceeds. Pursuant to the terms of the private placement, the Company issued an aggregate of 3,333,334 shares of the Company’s common stock and warrants to purchase up to an additional aggregate of 3,333,334 shares. The warrants have an exercise price of $2.55 per share and a five-year term. In connection with the private placement, the Company also issued two additional warrants to purchase 30,000 and 83,061 shares of the Company’s common stock, respectively, to two placement agents. The warrant to purchase 30,000 shares of the Company’s common stock has an exercise price of $1.50 per share and a five-year term. The warrant to purchase 83,061 shares of the Company’s common stock has an exercise price of $2.71 per share and a three-year term.

The sales and issuances of each of the foregoing securities were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof as transactions by an issuer not involving any public offering. The agreements executed in connection with the issuance of the securities contain representations to support the Company’s reasonable belief that the purchasers are familiar with or have access to information concerning the operations and financial condition of the Company, and the purchasers are acquiring the securities for investment and not with a view to the distribution thereof. At the time of their issuance, the securities were deemed to be restricted securities for purposes of the Securities Act of 1933, as amended, and the certificates representing the securities bear legends to that effect.

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

	Years ended June 30,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
INCOME STATEMENT DATA
Revenues:
Research and license revenue	$4,765	$5,777	$4,264	$5,369	$3,051
Grant revenue	467	655	179	139	100

Total revenues	5,232	6,432	4,443	5,508	3,151
Operating expenses:
Research and development	3,801	5,043	4,410	3,896	3,379
General and administrative	2,620	2,444	2,431	1,815	1,402

Total costs and expenses	6,421	7,487	6,841	5,711	4,781
Loss from operations	(1,189)	(1,055)	(2,398)	(203)	(1,630)
Loss before cumulative effect of change in accounting principle	(1,175)	(983)	(2,143)	(197)	(1,621)
Cumulative effect of change in accounting principle(1)	—	—	(530)	—	—
Net loss before preferred stock dividends	(1,175)	(983)	(2,673)	(197)	(1,621)
Net loss applicable to common stock	(1,175)	(983)	(2,663)	(200)	(1,624)
Basic and diluted net loss per share	(0.07)	(0.06)	(0.16)	(0.01)	(0.12)
Shares used in basic and diluted calculation	16,868	16,712	16,603	15,796	13,408

BALANCE SHEET DATA
Cash and cash equivalents	$1,125	$1,849	$4,558	$2,705	$909
Working capital	(1,505)	(349)	1,984	1,921	(742)
Total assets	2,179	2,981	5,540	3,488	1,549
Unearned revenue, net of current portion	247	727	2,394	—	—
Total stockholders’ (deficit) equity	(1,420)	(592)	120	2,353	(163)

(1)	During the fourth quarter of the fiscal year ended June 30, 2001, we adopted, as required, the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” effective July 1, 2000 (see Note 1 in the notes to the financial statements).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited financial statements and notes related thereto appearing elsewhere herein.

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

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached consensus on Issue 00-21. EITF Issue 00-21 addresses the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Specifically, Issue 00-21 requires the recognition of revenue from milestone payments over the remaining minimum period of performance obligations. As required, we will apply the principles of Issue 00-21 to multiple element agreements that we may enter into after July 1, 2003.

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

Results of Operations

General

In October 2000, the Company entered into a research collaboration and an exclusive license agreement with Les Laboratoires Servier (“Servier”). The agreement will allow Servier to develop and commercialize the Company’s AMPAKINE® technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Amyotrophic Lateral Sclerosis.

The agreement with Servier includes a nonrefundable up-front fee of $5,000,000 and research support payments of $2,025,000 per year for three years (subject to Cortex providing agreed-upon levels of research personnel). The amount of research support is subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index. Currently, Cortex receives research support of approximately $2,115,000 per year. The agreement also includes potential milestone payments, plus royalty payments on sales in licensed territories.

In October 2002, Servier agreed to provide Cortex with $4,000,000 of additional research support, in exchange for rights to our AMPAKINE compounds for the potential treatment of anxiety disorders, in Servier’s licensed territories. The $4,000,000 will be paid in quarterly installments of $500,000 over a two-year period, beginning in October 2002.

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”), a pharmaceutical business unit of Akzo Nobel. The agreement will allow Organon to develop and commercialize the Company’s proprietary AMPAKINE technology for the treatment of schizophrenia and depression. In connection with the agreement, the Company received a $2,000,000 up-front licensing payment and research support payments of approximately $3,000,000 per year for two years.

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

From inception (February 10, 1987) through June 30, 2003, the Company sustained losses aggregating $42,057,000. Due to projected fluctuations in funding, continuing losses are likely over the next several years, as the Company’s ongoing operating expenses will only be offset, if at all, by research support payments and possible milestone payments from its research collaborations with Servier and Organon, or under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Servier and Organon agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company’s operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will require successful commercial development of its products by Servier, Organon, or its other prospective partners to attain sustained profitable operations from royalties or other product-based revenues.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Fiscal Years ended June 30, 2003 and 2002

For the year ended June 30, 2003, the Company’s net loss of $1,175,000 compared to a net loss of $983,000 for the prior year, with the increased net loss primarily attributable to the timing of revenues from the Company’s collaborative agreements.

Revenues for the year ended June 30, 2003 decreased from $6,433,000 to $5,232,000, or by 19% compared to the prior year, with a net increase in research and licensing revenue from the agreement with Servier of $1,036,000, but a decrease in revenues from the agreement with Organon of $2,000,000. For the year ended June 30, 2003, revenues included $1,500,000 related to the amendment to the Servier agreement signed in October 2002. That amendment granted Servier rights to the Company’s AMPAKINE technology in the field of anxiety disorders, in Servier’s licensed territories. In exchange for those rights, Cortex will receive $4,000,000 of research funding from Servier, paid as $500,000 per quarter over a two-year period.

With the amendment to the agreement, Cortex extended the period that it amortizes revenues from Servier’s earlier up-front fee. Under the original October 2000 agreement, Cortex received a $5,000,000 licensing fee from Servier, which Cortex was recording as revenue over that agreement’s three-year collaborative research phase. After amending the agreement in October 2002, Cortex began amortizing the remaining unearned licensing revenues over the two-year period of the extended research support. Compared to the prior year, licensing revenues for the year ended June 30, 2003 decreased by $509,000 as a result of this change.

Revenues for fiscal year 2002 included a $2,000,000 milestone payment from the agreement with Organon, the Company’s other collaborative partner. Organon triggered this milestone in September 2001 when it elected to continue its development of an AMPAKINE compound by entering Phase II studies for schizophrenia. Cortex recorded the revenue from this milestone upon achievement as the Company has no ongoing obligations under the related agreement.

Research and development expenses for the year ended June 30, 2003 decreased to $3,801,000, or by 25% compared to the prior fiscal year. The decrease resulted from charges incurred in the prior year for the Phase II clinical study in MCI being conducted with Servier. In connection with the MCI study, in January 2002 the Company sponsored a meeting of the clinical investigators participating in the trial. Nearly all other costs for this study were borne by Servier. The decrease for the current year also reflected decreased personnel-related expenses of $407,000 from comparatively lower staffing levels and a resultant decrease of $100,000 in spending for animals and laboratory supplies. In addition, prior year research and development expenses included technology access payments related to the Organon milestone. Cortex licenses the AMPAKINE technology from the University of California. Under the related agreement, Cortex is required to remit a portion of certain remuneration received in connection with sublicensing agreements. In September 2001, when Cortex achieved its milestone under its agreement with Organon, a technology access payment to the University of California became due.

General and administrative expenses for the year ended June 30, 2003 increased to $2,620,000, or by 7% compared to the prior year, primarily due to severance costs to the Company’s former President and Chief Executive Officer.

Net interest income for the year ended June 30, 2003 decreased to $15,000, or by 80% compared to the prior year, due to a decrease in cash available for investing.

Fiscal Years ended June 30, 2002 and 2001

For the year ended June 30, 2002, the Company’s net loss of $983,000 compared to a net loss of $2,673,000 for the prior year. The difference primarily represented increased research and licensing revenues.

Revenues for the year ended June 30, 2002 increased from $4,443,000 to $6,433,000, or by 45% compared to the prior year and included a full year of research and licensing revenues from the October 2000 agreement with Servier. Under the related agreement, Cortex receives approximately $2,000,000 of research support per year for a minimum of three years (subject to Cortex providing agreed-upon levels of research), beginning in December 2000. In addition, Cortex received an up-front payment of $5,000,000 from Servier, which it is recording as revenue ratably over the agreement’s collaborative research phase.

Revenues for the year ended June 30, 2002 also included a $2,000,000 milestone payment from the agreement with Organon, triggered when Organon elected to continue development of an AMPAKINE compound by entering Phase II clinical studies for schizophrenia. For the year ended June 30, 2001, revenues from the Organon agreement included the remaining scheduled research support of $1,470,000. For the same period ending June 30, 2001, Cortex recorded $530,000 of licensing revenues from the Organon agreement, in accordance with SAB 101, as explained more fully below.

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

Research and development expenses for the year ended June 30, 2002 also included technology access payments related to the Organon milestone achieved in September 2001, as explained more fully in the comparison of the fiscal years ending June 30, 2003 and June 30, 2002, above.

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

Liquidity and Capital Resources

Under the agreement signed with Servier in October 2000 and amended in October 2002, to date Cortex has received research and licensing payments of $12,814,000. Of this amount, Cortex received $4,107,000 during the year ended June 30, 2003. The October 2000 agreement provides research support of approximately $2,000,000 per year for three years ending in early December 2003, subject to annual adjustment based on the U.S. Department of Labor’s Consumer Price Index. Beginning in October 2002, Servier has agreed to provide an additional $4,000,000 of research support to Cortex, to be paid in quarterly installments of $500,000 over a two-year period. The agreement also includes milestone payments based upon successful clinical development and royalties on sales in licensed territories.

Research and licensing payments received in connection with the agreement with Organon totaled $11,880,000 through June 30, 2003. Of this amount, Cortex received $2,000,000 during the year ended June 30, 2002, representing the second milestone from the Organon agreement. The milestone was triggered in September 2001, when Organon elected to continue development of an AMPAKINE compound by entering Phase II clinical testing. Under the terms of the agreement, Cortex may receive additional milestone payments based on clinical development of the licensed technology and ultimately, royalties on worldwide sales.

In October 2000, Cortex received notice of a Phase II Small Business Innovative Research (“SBIR”) award from the National Institutes of Health. The award, as extended, will provide up to $1,074,000 over a four-year period and will partially offset the Company’s expenses in researching its AMPAKINE compounds as a potential new therapy for stroke. As of June 30, 2003, Cortex had received approximately $657,000 related to this grant award.

In September 2001, the Company received notice of a second Phase II SBIR award from the National Institutes of Health. This award, as extended, will provide up to $770,000 over a three-year period, which will allow Cortex to follow-up on previously reported studies of the AMPAKINE CX516 as a combination therapy for schizophrenia. Earlier tests were encouraging, with AMPAKINE-treated patients showing improvement in a number of clinical and neurocognitive scores. As of June 30, 2003, Cortex had received approximately $500,000 from this grant award.

In August 2003, the Company completed a private placement to 22 accredited investors of an aggregate of 3,333,334 shares of its common stock at $1.50 per share and five-year warrants to purchase up to an additional aggregate of 3,333,334 shares at an exercise price of $2.55 per share. The Company received approximately $4,500,000 in net proceeds from the private placement. The warrants are subject to a call right in favor of the Company to the extent that the closing price of the Company’s common stock exceeds $6.00 per share for any thirteen consecutive trading day period following the second anniversary of the date that the registration statement to be filed pursuant to the terms of the private placement is first declared effective by the Securities and Exchange Commission. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $8,500,000 of additional capital.

Cash Proceeds

Prior to the Company’s private placement of its common stock, as of June 30, 2003 the Company had cash and cash equivalents totaling $1,125,000 and a working capital deficit of $1,505,000. As of June 30, 2002, the Company had cash and cash equivalents of $1,849,000 and a working capital deficit of $349,000. The decrease in cash as of June 30, 2003 reflected amounts required to fund operations.

For both periods, working capital included unearned revenue relating to the Company’s $5,000,000 nonrefundable, up-front payment from the October 2000 agreement with Servier. In accordance with SAB 101, the Company is recording the revenue related to the up-front payment ratably over the agreement’s collaborative research phase that ends, as extended in October 2004. Current liabilities as of June 30, 2003 and 2002 included $988,000 and $1,667,000, respectively, of unearned revenues from the non-refundable Servier up-front fee.

In addition, as of June 30, 2003 and 2002, unearned revenues included $1,029,000 and $520,000, respectively, for quarterly research support from Servier, paid in advance. The increase in these unearned revenues as of June 30, 2003 reflects $500,000 of additional research support under the amendment to the Servier agreement in October 2002.

Current liabilities as of June 30, 2003 and June 30, 2002 also included approximately $270,000 for the advance from the Institute for the Study of Aging (the “Institute”). This advance is being utilized to offset the Company’s limited expenses related to the cross national Phase II study in MCI being conducted with Servier. According to the agreed-upon terms, repayment of the advance shall be forgiven unless the Company enters Phase III clinical testing for Alzheimer’s disease. In the event that the Company enters such clinical trials with one of its AMPAKINE compounds, the Company believes that sufficient resources would become available under its partnering agreements to permit repayment of the advance.

Commitments

The Company leases approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2004. The commitments under the lease agreement for the years ending June 30, 2004 are $276,000. The Company is evaluating whether to seek to renew its current lease agreement or to pursue other leasing opportunities. From inception (February 10, 1987) through June 30, 2003, expenditures for furniture, equipment and leasehold improvements aggregated $2,611,000.

The Company is committed to $628,000 for sponsored research and other remuneration to academic institutions, all of which is payable over the next 12 months. As of June 30, 2003, the Company was committed to severance payments to its former Chief Executive Officer in the aggregate amount of $34,000, which payments were made in semi-monthly installments through mid-August 2003.

Together with its corporate partner, Servier, the Company is conducting a cross-national clinical study with the AMPAKINE CX516 in patients with mild cognitive impairment (MCI). Enrollment in the trial began in March 2002 and concluded in June 2003. Preliminary results are expected in the fall of 2003. Servier has agreed to incur the bulk of the related costs for the study. Remaining Cortex commitments for Phase I/IIa clinical studies on the AMPAKINE compounds are not significant.

In June 2000, the Company received $247,300 from the Institute, which will partially offset the Company’s costs for the testing in patients with MCI. Given that Cortex must use the funding from the Institute solely for clinical trials, the Company has recorded the amounts received as restricted cash in its balance sheet. Provided that Cortex complies with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance shall not be required unless Cortex enters an AMPAKINE compound into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Staffing

As of June 30, 2003, Cortex had 21 employees. Neither significant investments in plant or equipment nor increases to staffing levels are contemplated under current spending plans for the upcoming fiscal year.

Outlook

Cortex anticipates that its cash and cash equivalents, scheduled research support payments from its agreements with Servier — and the approximately $4,500,000 net proceeds from the August 2003 private placement of the Company’s common stock — will be sufficient to satisfy the Company’s capital requirements into fiscal year 2005. Additional funds will be required to continue operations beyond that time. Cortex may receive additional milestone payments from the Organon and Servier agreements, but there is no assurance that the Company will receive such milestone payments within the desired timeframe, or at all. See “Risk Factors — If we cannot raise capital on acceptable terms, we may need to significantly curtail our operations.”

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

Because there is no assurance that the Company will secure additional corporate partnerships, the Company may raise additional capital through the sale of debt or equity securities. There is no assurance that funds will be available on favorable terms, or at all. If equity securities are issued to raise additional funds, dilution to existing stockholders may result.

The Company’s proposed products are in the preclinical or early clinical stage of development and will require significant further research, development, clinical testing and regulatory clearances. They are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that any or all of the proposed products will be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances; that the proposed products, although effective, will be uneconomical to market; that third parties may now or in the future hold proprietary rights that preclude the Company from marketing them; or that third parties will market superior or equivalent products. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products or applications. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the Company does not expect to be able to commercialize any therapeutic drug for at least five years, either directly or through its prospective corporate partners or licensees. There can be no assurance that the Company’s proposed products will prove to be safe or effective or receive regulatory approvals that are required for commercial sale. See “Business — Risk Factors.”

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

The Company’s exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of the Company’s financial instruments are fixed rate, short-term investments in government and corporate notes and bonds, which are available for sale (and have been marked to market in the accompanying financial statements). Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. The Company manages interest rate risk on its investment portfolio by matching scheduled investment maturities with its cash requirements. Due to the timing of these maturities, as of June 30, 2003, the Company’s investment portfolio did not include any short-term investments.

The Company’s borrowing consists solely of its advance from the Institute, which is subject to potential repayment in the event that Cortex enters an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a discount to the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of June 30, 2003, the principal and accrued interest of the advance amounted to $270,140.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

The sections entitled “Nominees for Director,” “Executive Officers,” “Other Key Employees,” “Scientific Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” included in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2003, are incorporated herein by reference.

Item 11. Executive Compensation

The sections entitled “Executive Compensation,” “Option Matters,” “Employment and Consulting Agreements,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” included in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2003, are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The section entitled “Principal Stockholders” included in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2003, is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company’s existing equity compensation plans as of June 30, 2003. The Company’s only stockholder approved equity compensation plan consists of the 1996 Stock Incentive Plan. The Company does not have any non-stockholder approved equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	4,173,724	$1.26	2,599,866

Equity compensation plans not approved by security holders	—	—	—

Total	4,173,724	$1.26	2,599,866

(1)	The Company’s only equity compensation plan, the 1996 Stock Incentive Plan, provides that on the last day of each fiscal year of the Company, a number of shares equal to twenty percent (20%) of the increase in the number of shares of Common Stock outstanding since the last day of the previous fiscal year (except in the case of fiscal year ending June 30, 1997, in which case the added shares of Common Stock shall equal twenty percent (20%) of the increase in the number of shares of Common Stock outstanding since October 25, 1996) shall be added to the aggregate number of shares authorized for issuance under the 1996 Stock Incentive Plan. The foregoing table takes into account all adjustments through June 30, 2003.

Item 13. Certain Relationships and Related Transactions

The sections entitled “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation” included in the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal 2003, are incorporated herein by reference.

Item 14. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by the report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(3)	Exhibits

See (c) below.

(b)	Reports on Form 8-K during the fourth quarter:

On May 15, 2003, the Company filed a Report on Form 8-K in connection with the announcement of its earnings for the quarter ended March 31, 2003.

(c)	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment on June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, and by Certificate of Designation filed June 4, 1997, by Certificate of Amendment of Restated Certificate of Incorporation filed December 21, 1998, and by Certificate of Designation filed February 11, 2002, incorporated by reference to Exhibit 3.1 of the Amendment No. 1 to Registration Statement on Form 8-A, No.001-16467, filed February 15, 2002.

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.

4.1	Rights Agreement, dated as of February 8, 2002, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan, incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.

10.2	Consulting Agreement, dated October 30, 1987, between the Company and Carl W. Cotman, Ph.D. *

10.3	Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D. *

10.19	License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to Exhibit 10.19 of the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-KSB filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.31	License Agreement dated June 25, 1993 between the Company and the Regents of the University of California, incorporated by reference to the Company’s Amendment of Annual Report on Form 10-KSB/A filed November 26, 1993. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.44	Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to Exhibit 10.44 of the Company’s quarterly report on Form 10-QSB filed May 16, 1994.

10.49	Settlement Agreement between the Company and Alkermes, Inc., dated October 5, 1995, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting confidential treatment under Rule 406 of the Securities Act of 1933).

10.60	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered exhibit to the Company’s quarterly report on Form 10-Q as filed on November 14, 2002.

10.64	Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to Exhibit 10.64 of the Company’s quarterly report on Form 10-QSB as filed on February 16, 1999. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.)

10.65	Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same number Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.

Exhibit Number	Description

10.67	Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s quarterly report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934).

10.69	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s quarterly report on Form 10-QSB filed February 12, 2001.

10.70	Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s quarterly report on Form 10-QSB filed February 12, 2001.

10.71	Employment agreement dated June 5, 1995, between the Company and Gary A. Rogers, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.

10.74	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s quarterly report on Form 10-Q as filed on November 14, 2002.

10.75	Securities Purchase Agreement dated August 21, 2003, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered exhibit to the Company’s Report on Form 8-K filed August 22, 2003.

10.76	Amendment dated April 8, 2003 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D.

21	Subsidiaries of the Registrant, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 2000.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24	Power of Attorney (see page S-1).

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit of the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

Date: September 19, 2003	By:	/s/ Roger G. Stoll, Ph.D.
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

Signature	Title	Date
/s/ Roger G. Stoll, Ph.D. Roger G. Stoll, Ph.D. (Principal Executive Officer)	Chairman of the Board, President and Chief Executive Officer	September 19, 2003

/s/ Maria S. Messinger Maria S. Messinger (Principal Financial and Accounting Officer)	Vice President, Chief Financial Officer and Secretary	September 19, 2003

/s/ Robert F. Allnutt Robert F. Allnutt	Director	September 19, 2003

/s/ Charles J. Casamento Charles J. Casamento	Director	September 19, 2003

/s/ Carl W. Cotman, Ph.D. Carl W. Cotman, Ph.D.	Director	September 19, 2003

/s/ M. Ross Johnson, Ph.D. M. Ross Johnson, Ph.D.	Director	September 19, 2003

S-1

Report of Ernst & Young LLP, Independent Auditors

The Stockholders and Board of Directors

Cortex Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Cortex Pharmaceuticals, Inc. (the “Company”) as of June 30, 2003 and 2002, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2003, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortex Pharmaceuticals, Inc. at June 30, 2003 and 2002, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, in 2001 the Company changed its revenue recognition policy.

/s/ Ernst & Young LLP

San Diego, California

July 25, 2003,

except for the fourth

paragraph of footnote 1

and footnote 13, for

which the date is

August 21, 2003

Cortex Pharmaceuticals, Inc.

BALANCE SHEETS

	June 30, 2003	June 30, 2002
Assets
Current assets:
Cash and cash equivalents	$1,125,054	$1,849,009
Restricted cash	83,411	180,886
Accounts receivable	428,451	115,472
Other current assets	210,539	350,872

Total current assets	1,847,455	2,496,239
Furniture, equipment and leasehold improvements, net	298,268	451,280
Other	33,407	33,407

	$2,179,130	$2,980,926

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$852,016	$225,999
Accrued wages, salaries and related expenses	213,037	167,905
Unearned licensing revenue	988,426	1,666,667
Unearned research revenue	1,028,752	520,425
Advance for Alzheimer’s project	270,140	264,672

Total current liabilities	3,352,371	2,845,668

Unearned licensing revenue, net of current portion	247,107	726,852

Stockholders’ deficit:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 30,000,000; shares issued and outstanding: 17,153,659 (2003) and 16,849,383 (2002)	17,153	16,848
Additional paid-in capital	42,629,899	42,284,085
Accumulated deficit	(44,089,103)	(42,914,230)

Total stockholders’ deficit	(1,420,348)	(591,594)

	$2,179,130	$2,980,926

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

	Years ended June 30,
	2003	2002	2001
Revenues:
Research and license revenue	$4,765,048	$5,777,217	$4,263,986
Grant revenue	466,902	655,286	178,849

Total revenues	5,231,950	6,432,503	4,442,835

Operating expenses:
Research and development	3,801,301	5,042,849	4,409,708
General and administrative	2,620,033	2,444,433	2,431,321

Total operating expenses	6,421,334	7,487,282	6,841,029

Loss from operations	(1,189,384)	(1,054,779)	(2,398,194)
Interest income, net	14,511	72,143	254,855

Loss before cumulative effect of change in accounting principle	(1,174,873)	(982,636)	(2,143,339)

Cumulative effect of change in accounting principle	—	—	(530,000)

Net loss before preferred stock dividends	(1,174,873)	(982,636)	(2,673,339)
Dividends on 9% cumulative convertible preferred stock	—	675	(10,462)

Net loss applicable to common stock	$(1,174,873)	$(983,311)	$(2,662,877)

Basic and diluted net loss per share:
Loss before cumulative effect of change in accounting principle	$(0.07)	$(0.06)	$(0.13)
Cumulative effect of change in accounting principle	—	—	(0.03)

Net loss per share, basic and diluted	$(0.07)	$(0.06)	$(0.16)

Shares used in basic and diluted calculation	16,868,310	16,712,115	16,602,846

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	9% cumulative convertible preferred stock	Series B convertible preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Accumulated deficit	Total
Balance, June 30, 2000	$27,500	$21,703	$16,575	$41,637,793	$(92,000)	$(39,258,255)	$2,353,316
Issuance of 52,047 shares of common stock upon exercise of stock options	—	—	52	26,203	—	—	26,255
Conversion of 12,500 shares of 9% preferred stock into 1,666 shares of common stock	(12,500)	—	2	12,498	—	—	—
Adjustment of accrued dividends for conversion of 9% preferred stock		—	—	12,375	—	—	12,375
Issuance and vesting of stock options for consultants	—	—	—	111,832	92,000	—	203,832
Non-cash compensation charges for stock options re-priced in 1998	—	—	—	199,757	—	—	199,757
9% preferred stock dividends	—	—	—	(1,913)	—	—	(1,913)
Net loss and comprehensive loss	—	—	—	—	—	(2,673,339)	(2,673,339)

Balance, June 30, 2001	15,000	21,703	16,629	41,998,545	—	(41,931,594)	120,283
Issuance of 217,500 shares of common stock upon exercise of stock options	—	—	217	90,449	—	—	90,666
Conversion of 15,000 shares of 9% preferred stock into 1,999 shares of common stock	(15,000)	—	2	14,998	—	—	—
Issuance and vesting of stock options for consultants	—	—	—	139,542	—	—	139,542
Non-cash compensation charges for stock options re-priced in 1998	—	—	—	41,226	—	—	41,226
9% preferred stock dividends	—	—	—	(675)	—	—	(675)
Net loss and comprehensive loss	—	—	—	—	—	(982,636)	(982,636)

Balance, June 30, 2002	—	21,703	16,848	42,284,085	—	(42,914,230)	(591,594)
Issuance of 304,276 shares of common stock upon exercise of stock options	—	—	305	128,467	—	—	128,772
Issuance and vesting of stock options for consultants	—	—	—	103,167	—	—	103,167
Issuance of warrants to purchase 116,000 shares of common stock for services	—	—	—	62,280	—	—	62,280
Compensation expense relating to extension of stock options previously granted to former President and Chief Executive Officer	—	—	—	51,900	—	—	51,900
Net loss and comprehensive loss	—	—	—	—	—	(1,174,873)	(1,174,873)

Balance, June 30, 2003	$—	$21,703	$17,153	$42,629,899	$—	$(44,089,103)	$(1,420,348)

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2003	2002	2001
Cash flows from operating activities:
Net loss before preferred stock dividends	$(1,174,873)	$(982,636)	$(2,673,339)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	155,846	153,176	149,478
Stock option compensation expense	155,067	180,768	403,589
Warrants issued for services	62,280	—	—
Changes in operating assets/liabilities:
Restricted cash	97,475	11,414	55,000
Accounts receivable	(312,979)	(115,472)	—
Other current assets	140,333	(90,193)	(156,877)
Accounts payable and accrued expenses	671,149	(144,556)	(20,891)
Unearned revenue	(649,659)	(1,709,691)	4,321,550
Changes in other assets and other liabilities	5,468	6,562	10,810

Net cash (used in) provided by operating activities	(849,893)	(2,690,628)	2,089,320

Cash flows from investing activities:
Purchase of fixed assets	(2,834)	(107,870)	(247,494)

Net cash used in investing activities	(2,834)	(107,870)	(247,494)

Cash flows from financing activities:
Proceeds from issuance of common stock	128,772	90,666	26,254
Payment of 9% preferred stock dividends	—	(675)	(15,525)

Net cash provided by financing activities	128,772	89,991	10,729

(Decrease) increase in cash and cash equivalents	(723,955)	(2,708,507)	1,852,555
Cash and cash equivalents, beginning of year	1,849,009	4,557,516	2,704,961

Cash and cash equivalents, end of year	$1,125,054	$1,849,009	$4,557,516

Supplemental schedule of non-cash investing and financing activities:

Conversion of preferred stock to common stock	$—	$15,000	$12,500

See accompanying notes.

Cortex Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

Note 1 — Business and Summary of Significant Accounting Policies

Business — Cortex Pharmaceuticals, Inc. (the “Company”) was formed to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. Since its formation in 1987, the Company has been engaged in research and early clinical development activities.

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”), a subsidiary of Akzo Nobel (Note 5). The agreement will enable Organon to develop and commercialize the Company’s AMPAKINE® technology for the treatment of schizophrenia and depression. In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier (“Servier”). The agreement, as amended in October 2002, will enable Servier to develop and commercialize the Company’s AMPAKINE technology for the treatment of anxiety disorders and memory impairment associated with aging and neurodegenerative diseases, such as Alzheimer’s disease (Note 4).

Basis of Presentation — From inception through June 30, 2003, the Company has generated only modest operating revenues, the majority of which it derived from its agreements with Servier and Organon, as further described in Notes 4 and 5, respectively. These agreements contributed 91%, 89% and 92% of total revenues for the years ended June 30, 2003, 2002 and 2001, respectively.

With the proceeds from the Company’s private placement of its common stock in August 2003, Cortex anticipates that it has sufficient capital and committed funding to maintain its operations into fiscal year 2005; however, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company likely will need to raise additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all; if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

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

Cash Equivalents — The Company considers all highly liquid short-term investments with maturities of less than three months when acquired to be cash equivalents.

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Furniture, Equipment and Leasehold Improvements — Furniture, equipment and leasehold improvements are recorded at cost and depreciated on a straight-line basis over the lesser of their estimated useful lives, ranging from five to ten years, or the life of the lease, as appropriate.

Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company has not recognized any impairment losses through June 30, 2003.

Revenue Recognition — The Company recognizes research revenue from the collaborations with Servier (Note 4) and Organon (Note 5) as services are performed under the agreement. The Company records grant revenues as the expenses related to the grant projects are incurred. All amounts received under collaborative research agreements or research grants are nonrefundable, regardless of the success of the underlying research.

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

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached consensus on Issue 00-21. EITF Issue 00-21 addresses the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Specifically, Issue 00-21 requires the recognition of revenue from milestone payments over the remaining minimum period of performance obligations under such multiple element arrangements. As required, we will apply the principles of Issue 00-21 to multiple element research and licensing agreements that we may enter into after July 1, 2003.

In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”), as described more fully below, amounts received for upfront technology license fees under multiple-element arrangements are deferred and recognized over the period of committed services or performance, if such arrangements require the Company’s on-going services or performance.

Cumulative Effect of Change in Accounting Principle — In December 1999, the Securities and Exchange Commission (“SEC”) issued SAB 101, which addresses various revenue recognition issues, and specifically addresses revenue recognition for up-front, nonrefundable fees received in connection with research collaboration arrangements. It is the SEC’s position that revenues from such fees generally should be recorded over the term of the related agreements.

As required, Cortex adopted SAB 101 in the fourth quarter of its fiscal year ending June 30, 2001. The Company’s previous accounting policy was to recognize such nonrefundable fees as revenues when it received the related payments. SAB 101 required Cortex to change its accounting method for the up-front fee from the collaboration with Organon signed in 1999 (Note 5).

After adopting SAB 101, for the fiscal year ending June 30, 2001, the Company restated revenues to include $530,000 of revenues originally recorded when it received the up-front payment from Organon. For the same period, the Company recorded an offsetting cumulative effect of the change in accounting principal of $530,000. There was no net impact on the reported net loss or net loss per share.

Prior year results have not been restated in the accompanying statement of operations. Had this change in accounting principle been applied retroactively, the net income (loss) applicable to common shares and earnings (loss) per share amounts for the fiscal year ended June 30, 2001 would have been as follows:

Pro forma net (loss) income applicable to common shares	$(2,132,877)
Pro forma basic (loss) earnings per share	$(0.13)
Pro forma diluted (loss) earnings per share	$(0.13)

Before adopting SAB 101, Cortex applied the related principles to its accounting for the up-front fee from the agreement with Servier (Note 4). Cortex was recording the revenues from Servier’s $5,000,000 nonrefundable fee ratably over the three-year research phase of the agreement, which began in December 2000. After amending the agreement in October 2002, Cortex began amortizing the remaining unearned licensing revenues over the two-year period of the amendment’s extended research support.

Employee Stock Options and Stock-Based Compensation — In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 148 also requires disclosure of the effects of stock-based employee compensation on reported net income or loss and earnings or loss per share in annual and interim financial statements.

As permitted under SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for its employee stock options, given that the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. According to APB 25, no compensation expense is recognized since the exercise price of the Company’s stock options generally equals the market price of the underlying stock on the date of grant. Adoption of SFAS 123 for options issued to employees would require recognition of employee compensation expense based on the computed “fair value” of the options on the date of grant. In accordance with SFAS 123 and EITF Issue 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” stock options and warrants issued to consultants and other non-employees as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period the services are provided.

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock plans under the fair value method. The fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for the years ended June 30, 2003, 2002 and 2001, respectively: weighted average risk-free interest rates of 2.7%, 3.4% and 4.8%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 99%, 68% and 108%; and a weighted average life of 4.1 years, 4.5 years and 3.9 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the vesting period of the options, resulting in the following pro forma information for the years ended June 30, 2003, 2002 and 2001:

	Year ended June 30,
	2003	2002	2001
Net loss applicable to common stockholders, as reported	$(1,174,873)	$(983,311)	$(2,662,877)

Stock-based employee compensation expense included in reported net loss	—	41,226	199,757

Total stock-based employee compensation expense determined under fair value based method for all options	(537,314)	(617,889)	(642,020)

Pro forma net loss applicable to common stockholders	$(1,712,187)	$(1,559,974)	$(3,105,140)

Basic and diluted net loss per share available to common stockholders, as reported	$(0.07)	$(0.06)	$(0.16)

Basic and diluted net loss per share available to common stockholders, pro forma	$(0.10)	$(0.09)	$(0.19)

The pro forma effect on net loss shown above is not necessarily indicative of potential pro forma effects on results for future years. The estimated weighted average fair value of options granted during the years ended June 30, 2003, 2002 and 2001 was $0.54, $1.36 and $1.68, respectively.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25” (“FIN 44” of “the Interpretation”). As required, the Company adopted the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Prior to release of FIN 44, in December 1998 the Company re-priced previously issued stock options to purchase approximately 970,000 shares of common stock to a price of $0.375 per share, which represented the fair market value of the common stock on the date of the re-pricing. By adopting the Interpretation, the Company now applies variable accounting for these options until such options are exercised or forfeited. Of the options re-priced in December 1998, as of June 30, 2003 options to purchase 265,919 remained outstanding. Consequently, if the market price of the Company’s stock increases above $2.50 per share, the fair market value of the Company’s common stock on the date that it adopted FIN 44, the Company will recognize additional compensation expense that it otherwise would not have incurred. For the fiscal year ended June 30, 2003, applying the Interpretation had no impact on the net loss or the net loss per share. For the fiscal year ended June 30, 2002, the effect of applying the Interpretation was an increase in the net loss of $41,226, with no impact on the net loss per share. For the fiscal year ended June 30, 2001, the effect of applying the Interpretation was an increase in the net loss of $199,757, or $0.01 per share.

Research and Development Costs — All costs related to research and development activities are treated as expenses in the period incurred.

Comprehensive Income — In accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” all components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported net of their related tax effect to arrive at comprehensive income. For the years ended June 30, 2003 and 2002, comprehensive loss for the Company was the same as net loss.

Net Loss per Share — In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), net loss per share is computed based on the weighted average number of common shares outstanding and includes dividends accrued on the Company’s 9% Cumulative Convertible Preferred Stock. As of June 30, 2003 and 2002, there were no shares of the 9% Cumulative Convertible Preferred Stock outstanding.

The Company has reserved 4.2 million shares of common stock for issuance upon exercise of outstanding stock options and stock purchase warrants, as well as for conversion of the Company’s Series B preferred stock, as further described in Note 3. The effect of the potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ from those estimates.

New Accounting Standards — In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS No. 146 addresses issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. This statement requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will adopt this statement in future exit or disposal activities.

Note 2 — Detail of Selected Balance Sheet Accounts

Accounts receivable consist of the following:

	June 30,
	2003	2002
Receivables from Servier	$368,349	$95,017
Receivables for grant projects	13,775	15,287
Other receivables	46,327	5,168

	$428,451	$115,472

Together with Servier, Cortex is conducting a cross-national Phase II clinical study in patients with mild cognitive impairment (“MCI”). Servier has agreed to incur the bulk of the related costs for this study. While Cortex pays many of the associated expenses directly, it receives reimbursement for these amounts from Servier.

Other current assets consist of the following:

	June 30,
	2003	2002
Prepaid license fees	$—	$116,296
Prepaid sponsored research	12,458	53,911
Prepaid insurance fees	51,058	52,234
Prepaid financing costs	72,344	47,000
Prepaid consulting fees	25,000	7,500
Other	49,679	73,931

	$210,539	$350,872

Furniture, equipment and leasehold improvements consist of the following:

	June 30,
	2003	2002
Laboratory equipment	$1,400,804	$1,400,216
Leasehold improvements	716,724	716,724
Furniture and equipment	175,431	175,431
Computers and software	317,947	315,701

	2,610,906	2,608,072
Accumulated depreciation	(2,312,638)	(2,156,792)

	$298,268	$451,280

Note 3 — Stockholders’ Equity

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

Series B Convertible Preferred Stock outstanding as of June 30, 2003 and June 30, 2002 consisted of 37,500 shares of Series B Preferred issued in a May 1991 private placement. Each share of Series B Preferred is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, subject to adjustment under certain circumstances. As of June 30, 2003, the remaining shares of Series B Preferred outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred at a price of $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days’ prior notice.

Common Stock and Common Stock Purchase Warrants

In connection with the restructuring of a note payable, in February 1998 the Company issued to the note holder a five-year warrant to purchase 75,000 shares of common stock at an exercise price of $1.55 per share. During the year ended June 30, 2003, this warrant expired unexercised. In connection with the July 1999 restructuring of the same note payable, the Company issued to the note holder five-year warrants to purchase 200,000 shares of common stock at a weighted-average exercise price of $1.48 per share. The exercise prices for these warrants were derived from the fair market value of the Company’s common stock on the date of issuance. The Company fully repaid the principal and accrued interest on the note during the fiscal year ended June 30, 2000.

In connection with the engagement of a consultant for capital raising purposes, in December 2002 the Company issued a five-year warrant to purchase 200,000 shares of common stock at an exercise price of $0.67 per share. This warrant becomes exercisable upon the performance of certain services not yet provided, and thus, no expense has been recorded for this warrant to date. In connection with the engagement of a consultant for investor relations purposes, from February 2003 through June 2003 the Company issued five-year warrants to purchase up to an aggregate of 116,000 shares of common stock at a weighted-average exercise price of $0.88 per share. These warrants are fully exercisable and resulted in expense of approximately $62,000 for the fiscal year ended June 30, 2003. The exercise prices for the above warrants were derived from the fair market value of the Company’s common stock on the date of issuance.

As of June 30, 2003, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred Stock; 516,000 shares for issuance upon exercise of warrants; 3,657,724 shares for issuance upon exercise of outstanding stock options; and 2,599,866 shares for issuance upon exercise of stock options available for future grant.

Stock Option and Stock Purchase Plans

1996 Stock Incentive Plan — The 1996 Plan provides for the granting of options and rights to purchase up to an aggregate of 7,135,214 shares of the Company’s authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganizations) to qualified employees, officers, directors, consultants and other service providers. The exercise price of nonqualified stock options and the purchase price of stock offered under the 1996 Plan, which terminates October 25, 2006, must be at least 85% of the fair market value of the common stock on the date of grant. The exercise price of incentive stock options must be at least equal to the fair market value of the common stock on the date of grant.

Subject to any restrictions under federal or state securities laws, each non-officer employee is eligible to receive incentive stock options, beginning three months following the date of hire. An option to purchase that number of shares equal to 2.5% of the then current annual salary of the non-officer employee is awarded three months from the date of hire. A subsequent option to purchase that number of shares equal to 2.5% of then-current annual salary of the non-officer employee is awarded on the date six months from the date of hire. Additionally, all non-officer employees are eligible to receive a stock option for that number of shares equal to 100% of any salary increase, as of the date of approval of the increase. These options have a maximum ten-year term and vest annually over a three-year period from the dates of grant.

Each non-employee director (other than those who serve on the Board of Directors to oversee an investment in the Company) is automatically granted options to purchase 30,000 shares of common stock upon commencement of service as a director and additional options to purchase 25,000 shares of common stock on the date of each Annual Meeting of Stockholders. Stock option issuances to non-employee directors who serve on the Board of Directors to oversee an investment in the Company are determined separately. The nonqualified options to non-employee directors have an exercise price equal to 100% of the fair market value of the common stock on the date of grant, have a ten-year term and vest in equal increments of 33% on the anniversary dates of the dates of grant.

As of June 30, 2003, options to purchase an aggregate of 2,414,072 shares of common stock were exercisable under the Company’s stock option plans. During the years ended June 30, 2003 and 2002, the Company did not issue options to purchase shares of common stock with exercise prices below the fair market value of the common stock on the dates of grant.

Stock option transactions under the Company’s stock option plan for each of the three years in the period ended June 30, 2003 are summarized below:

	Number of shares	Weighted average exercise price per share
Outstanding as of June 30, 2000	1,854,479	$0.95
Granted	641,949	2.39
Exercised	(52,047)	2.23
Expired	(2,000)	4.50
Forfeited	(11,775)	3.54

Outstanding as of June 30, 2001	2,430,606	$1.32
Granted	455,157	2.48
Exercised	(217,500)	0.42
Forfeited	(39,848)	2.78

Outstanding as of June 30, 2002	2,628,415	$1.58
Granted	1,563,195	0.78
Exercised	(304,276)	0.42
Expired	(3,000)	0.38
Forfeited	(226,610)	2.20

Outstanding as of June 30, 2003	3,657,724	$1.29

Available for future grant	2,599,866

Information regarding stock options outstanding at June 30, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at June 30, 2003	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at June 30, 2003	Weighted average exercise price
$0.38 - 0.75	1,526,710	7.2 years	$0.63	951,710	$0.56
0.76 - 2.06	1,124,979	8.2 years	0.94	814,619	0.97
2.09 - 4.44	1,006,035	7.8 years	2.69	647,743	2.78

	3,657,724			2,414,072

Stockholder Rights Plan

On February 5, 2002, the Company’s Board of Directors approved the adoption of a Stockholder Rights Plan to protect stockholder interests against takeover strategies that may not provide maximum stockholder value. A dividend of one Right for each outstanding share of the Company’s common stock was distributed to stockholders of record on February 15, 2002. Each share of common stock presently outstanding and issued since February 15, 2002 also includes one Right. Each share of common stock that may be issued after the date hereof but prior to the Distribution Date (as defined below) will also include one Right. The Rights automatically attach to outstanding shares of common stock detailed above and no separate certificates are issued. The Rights trade only together with the Company’s common stock.

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

The Company has 35,000 shares of Series A Junior Participating Preferred Stock authorized (35,000,000 Units), of which no shares or Units are issued or outstanding at June 30, 2003. Each Unit would entitle the holder to (A) one vote, voting together with the shares of common stock; (B) in the event that the Company’s assets are liquidated, a payment of $1.00 or an amount equal to the payment to be distributed per share of common stock, whichever is greater; and (C) in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, a payment in the amount equal to the payment received per share of common stock. The number of Rights per share of common stock, and the purchase price, are subject to adjustment in the event of each and any stock split, stock dividend or similar event.

Note 4 — Research and License Agreement with Les Laboratoires Servier

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier. The agreement will enable Servier to develop and commercialize Cortex’s proprietary AMPAKINE technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction, multiple sclerosis and Amyotrophic Lateral Sclerosis. The territory covered by the exclusive license excludes North America, allowing Cortex to retain commercialization rights in its domestic market. The territory covered by the agreement also excludes South America (except Argentina, Brazil and Venezuela), Australia and New Zealand.

In connection with the agreement, Servier paid Cortex a nonrefundable, up-front payment of $5,000,000. The upfront payment is being amortized as revenue over the research support period, as extended by the amendment entered into in October 2002. The October 2000 agreement includes research support of approximately $2,000,000 per year for three years, subject to Cortex providing agreed-upon levels of research. The amount of support is subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index. Under the October 2000 agreement, Cortex currently receives annual support of approximately $2,115,000. The agreement also includes milestone payments based upon clinical development and royalty payments on sales in licensed territories.

In October 2002, Servier agreed to provide Cortex with $4,000,000 of additional research support, in exchange for rights to the Company’s AMPAKINE compounds for the potential treatment of anxiety disorders, in Servier’s licensed territories. The $4,000,000 will be paid in quarterly installments of $500,000 over a two-year period, beginning in October 2002.

Note 5 — Research and License Agreement with NV Organon

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon, a pharmaceutical business unit of Akzo Nobel of the Netherlands. The agreement will enable Organon to develop and commercialize the Company’s proprietary AMPAKINE technology for the treatment of schizophrenia and depression.

In connection with the Organon agreement, the Company received an up-front payment of $2,000,000. The agreement also included research support of approximately $3,000,000 per year for two years.

During the fiscal year ended June 30, 2000, the Company achieved its first milestone under the agreement, triggered when Organon selected an AMPAKINE compound to pursue in Phase I clinical testing as a potential treatment for schizophrenia. During the fiscal year ended June 30, 2002, Organon notified Cortex of its intent to continue developing the selected compound by entering Phase II clinical testing, triggering a second milestone payment of $2,000,000, which the Company received in September 2001. Cortex remains eligible for additional milestone payments based upon further clinical development of the licensed technology, and ultimately, royalties on worldwide sales.

Note 6 — Advance from the Institute for the Study of Aging

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

As the funding from the Institute must be used solely for the planned clinical trials in MCI patients, Cortex has recorded the amounts received as restricted cash in the Company’s balance sheet. Provided that Cortex complies with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance shall be forgiven unless Cortex enters one of its AMPAKINE compounds into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include the principal amount plus accrued interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the outstanding principal balance and any accrued interest thereon as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances. Included in the balance sheet is accrued principle and interest of $270,140 and $264,672 at June 30, 2003 and 2002, respectively.

Note 7 — Commitments

The Company leases its offices and research laboratories under an operating lease that expires May 31, 2004. Rent expense under this lease for the years ended June 30, 2003, 2002 and 2001 was approximately $295,000, $279,000 and $240,000, respectively. Commitments under the lease for the year ending June 30, 2004 are approximately $276,000.

As of June 30, 2003, the Company has employment agreements with two of its executive officers, which agreements expire in May 2004 and August 2005. The agreements involve annual salary payments aggregating $430,000 and provide for bonuses under certain circumstances. As of June 30, 2003, the Company was committed to severance payments to its former President and Chief Executive Officer approximating $34,000.

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

As of June 30, 2003, commitments under external research agreements for services to be rendered for the year ending June 30, 2004 approximated $361,000. The commitments under the external research agreements do not extend beyond June 30, 2004. Commitments under scientific consulting agreements for services to be rendered for the year ending June 30, 2004 approximated $112,000. Thereafter, such commitments for consulting agreements approximate $58,000 annually.

The Company has entered agreements with an academic institution that provide the Company exclusive rights to certain of the technologies that the Company is developing. Under the terms of the agreements, the Company is committed to royalty payments. These payments include minimum annual royalties of $75,000 for the year ending June 30, 2003 and for each year thereafter for the remaining life of the patents covering the subject technologies, with the most recently issued patent expiring in December 2018. The agreements with the academic institution committed the Company to pay up to an additional $875,000 upon achievement of certain clinical testing and regulatory approval milestones. The Company also is required to remit a portion of certain remuneration received in connection with sublicensing agreements. As of June 30, 2003, the Company is committed to pay the academic institution approximately $267,000 related to such remuneration during the year ended June 30, 2004.

Note 8 — Related Party Transactions

During the years ended June 30, 2003, 2002 and 2001, the Company paid scientific and other consulting fees to stockholders aggregating $53,000, $70,500 and $96,750, respectively. Under certain circumstances, the Company is obligated to make royalty payments to certain of its scientific consultants, some of whom are stockholders, and to one employee, upon successful commercialization of certain of its products by the Company or its licensees.

Note 9 — Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of June 30, 2003, the Company had federal and California tax net operating loss carryforwards of approximately $38,100,000 and $16,000,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California franchise tax purposes and the fifty percent limitation on California loss carryforwards. The federal net operating loss carryforward will begin to expire in 2004 and the California net operating loss carryforward will begin to expire in 2005. The Company also has federal and

California research and development tax credit carryforwards totaling approximately $1,200,000 and $495,000, respectively. The federal research and development tax credit carryforwards will begin to expire in 2004.

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

Significant components of the Company’s deferred tax assets as of June 30, 2003 and June 30, 2002 are shown below. A valuation allowance of $17,734,000 as of June 30, 2003 has been established against the Company’s deferred tax assets as realization of such assets is uncertain.

Deferred tax assets consist of the following:

	June 30,
	2003	2002
Net operating loss carryforwards	$14,272,000	$13,175,000
Capital loss carryforwards	—	22,000
Research and development credits	1,505,000	1,470,000
Capitalized research and development costs	690,000	1,267,000
Unearned revenue	922,000	1,187,000
Depreciation	105,000	118,000
Other, net	240,000	88,000

Net deferred tax assets	17,734,000	17,327,000
Valuation allowance for deferred tax assets	(17,734,000)	(17,327,000)

Total deferred tax assets	$—	$—

Note 12 — Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the years ended June 30, 2003 and 2002, respectively is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003 Quarters

Total revenues	$1,122,443	$1,381,099	$1,378,984	$1,349,424
Total costs and expenses	1,804,484	1,660,664	1,520,846	1,435,340
Loss from operations	(682,041)	(279,565)	(141,862)	(85,916)
Net loss	$(674,405)	$(275,727)	$(139,598)	$(85,143)
Basic and diluted loss per share	$(0.04)	$(0.02)	$(0.01)	$(0.01)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002 Quarters

Total revenues	$3,069,376	$1,102,898	$1,153,618	$1,106,611
Total costs and expenses	1,907,963	2,077,001	2,003,362	1,498,956
Income (loss) from operations	1,161,413	(974,103)	(849,744)	(392,345)
Net income (loss)	$1,195,907	$(956,406)	$(839,488)	$(382,649)
Basic and diluted income (loss) per share	$0.07	$(0.06)	$(0.05)	$(0.02)

Note 13 — Subsequent Event: Private Placement of Common Stock and Warrants

In August 2003, the Company completed a private placement of its securities with a select group of institutional investors with gross proceeds of $5,000,000. In connection with the transaction, Cortex issued 3,333,334 shares of its common stock at a price of $1.50 per share and five-year warrants to purchase up to 3,333,334 additional shares of its common stock at a price of $2.55 per share. In connection with the private placement, the Company is required to prepare and file with the Securities and Exchange Commission a registration statement for the purpose of registering under the Securities Act of 1933 all of the shares of the Company’s common stock that were sold to the investors, as well as the shares of common stock issuable upon exercise of the warrants.

If the price per share of the Company’s common stock exceeds $6 per share for 13 consecutive trading days, the Company may call for the issued warrants, subject to certain circumstances. This call provision cannot be implemented by the Company prior to the second anniversary of the date that the registration statement referenced above is first declared effective by the Securities and Exchange Commission.

Cortex Pharmaceuticals, Inc.

Annual Report on Form 10-K

Year ended June 30, 2003

Exhibit Index

Exhibit Number	Description	Sequentially Numbered Page

3.1	Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment of June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, by Certificate of Designation filed June 4, 1997, by Certificate of Amendment of Restated Certificate of Incorporation filed December 21, 1998, and by Certificate of Designation filed February 11, 2002, incorporated by reference to Exhibit 3.1 of the Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.	—

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.	—

4.1	Rights Agreement, dated as of February 8, 2002, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan, incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.

10.2	Consulting Agreement, dated October 30, 1987, between the Company and Carl W. Cotman, Ph.D. *	—

10.3	Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D. *	—

10.19	License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to Exhibit 10.19 of the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	—

10.31	License Agreement dated June 25, 1993 between the Company and the Regents of the University of California, incorporated by reference to the Company’s Amendment of Annual Report on Form 10-KSB/A filed November 26, 1993. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

10.44	Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-QSB filed May 16, 1994.	—

10.49	Settlement Agreement between the Company and Alkermes, Inc., dated October 5, 1995, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting confidential treatment under Rule 406 of the Securities Act of 1933).	—

10.60	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered exhibit to the Company’s quarterly report on Form 10-Q, as filed on November 14, 2002.	—

EXH-1

Exhibit Number	Description	Sequentially Numbered Page

10.64	Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to Exhibit 10.64 of the Company’s quarterly report on Form 10-QSB as filed on February 16, 1999. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24-b2 of the Securities Exchange Act of 1934.)	—

10.65	Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.	—

10.67	Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Ruled 24b-2 of the Securities Act of 1934).	—

10.69	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 10-QSB filed February 12, 2001.

10.70	Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.	—

10.71	Employment agreement dated June 5, 1995 between the Company and Gary A. Rogers, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.

10.74	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q, as filed on November 14, 2002.	—

10.75	Securities Purchase Agreement dated August 21, 2003, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered exhibit to the Company’s Report on Form 8-K filed August 22, 2003.	—

10.76	Amendment dated August 8, 2003 to the employment agreement between the Company and Roger G. Stoll, Ph.D.	—

21	Subsidiaries of the Registrant, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 2000.	—

23.1	Consent of Ernst & Young LLP, Independent Auditors.	—

24	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-KSB.	—

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—

32	Certification Pursuant to 18U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

*	Incorporated by reference to the same numbered exhibit of the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.