Form 10-K/A
period 2003-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2003-10-27
CIK 849636

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

(Address of principal executive offices)

Registrant’s telephone number, including area code: (949) 727-3157

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	The American Stock Exchange
(Title of Class)	(Name of Exchange on Which Registered)

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the common stock on December 31, 2002, was approximately $10,418,000 (based on the closing sale price of the common stock as reported by The American Stock Exchange on such date).

The number of outstanding shares of the registrant’s common stock as of October 23, 2003 was 20,639,526.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following table and biographical summaries set forth, with respect to each director, his age, position or positions in the Company, the year in which he first became a director of the Company, and his principal occupations or employment during at least the past five years. The directors of the Company are elected annually to serve until the next annual meeting of the stockholders or until their respective successors are elected and qualified.

Name	Age	Position
Robert F. Allnutt (1) (2)	68	Director
Charles J. Casamento (1)	58	Director
Carl W. Cotman, Ph.D. (2)	63	Director
M. Ross Johnson, Ph.D. (1) (2)	58	Director
Roger G. Stoll, Ph.D.	61	Chairman of the Board, President and Chief Executive Officer

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.

Robert F. Allnutt has been a director since December 1995 and served as Chairman of the Board from February 1999 until the appointment of Roger G. Stoll, Ph.D. on August 13, 2002. Since February 1995, Mr. Allnutt has been a senior counselor for APCO Worldwide, Inc., a public affairs and strategic communications company. Mr. Allnutt was Executive Vice President of the Pharmaceutical Manufacturers Association from 1985 until 1995 and was Vice President for Governmental Relations of Communications Satellite Corporation from 1984 until 1985. Prior to 1984, Mr. Allnutt held numerous positions in the Federal Government for 25 years, including 15 years at NASA, where his positions included Associate Deputy Administrator, the third ranking position in the agency. Mr. Allnutt is a director of Questcor Pharmaceuticals, Inc., a developer and marketer of prescription pharmaceuticals. He also serves as a member of the Board of Directors of the National Medals of Science and Technology Foundation and F. Dohmen Company, a privately held drug wholesaler and distributor. Mr. Allnutt holds a B.S. in Industrial Engineering from the Virginia Polytechnic Institute and J.D. and L.L.M. degrees from George Washington University.

Charles J. Casamento was elected to the Board of Directors of the Company in July 1997. Since June 1993, Mr. Casamento has been Chairman, President and Chief Executive Officer of Questcor Pharmaceuticals, Inc., a biopharmaceutical company based in Union City, California. Prior to that, he was President and Chief Executive Officer of Interneuron Pharmaceuticals, a neuropharmaceutical company, from its founding in March 1989 until May 1993. From January 1986 to March 1989, he was Senior Vice President and General Manager, Pharmaceuticals & Biochemicals at Genzyme Corp., a biotechnology company. From 1970 through 1985, Mr. Casamento held senior management positions in marketing, finance and business development at Sandoz, F. Hoffmann-LaRoche, Johnson & Johnson and American Hospital Supply Corp., where he was Vice President, Business Development and Strategic Planning for the Critical Care Division. Mr. Casamento also currently holds board positions with Supergen, Inc., a publicly held pharmaceutical company, and Lifepoint, Inc., a publicly held diagnostics company specializing in point of care testing for drugs of abuse, as well as the Catholic Medical Mission Board, a not for profit organization located in New York City. He holds a B.S. in Pharmacy and an M.B.A. from Fordham University and is a licensed pharmacist.

Carl W. Cotman, Ph.D. is a co-founder of the Company. He has been a Scientific Director of and consultant to the Company since October 1987, served as a director of the Company from March 1989 to October 1990, and was reelected as a director in November 1991. Dr. Cotman has been a Professor of Psychobiology, Neurology, and Psychiatry at the University of California, Irvine since 1985. He was a Professor of Psychobiology and Neurology at that University from 1983 to 1985, and has held various other teaching and research positions at that University since 1968. He chaired the Scientific Advisory Council of the American Paralysis Association and is a member of numerous professional associations and committees, including the Council of the American Society for Neurochemistry, the National Institute of Aging Task Force, the American Association for the Advancement of Science and the International Society for Neurochemistry. Dr. Cotman has served on the editorial boards of numerous scientific journals and has authored or co-authored seven books and over 400 articles in the fields of neurobiology, memory and cognition, and the recovery of function after brain injury. Dr. Cotman holds a B.A. in Chemistry from Wooster College, an M.A. in Analytical Chemistry from Wesleyan University, and a Ph.D. in Biochemistry from Indiana University.

M. Ross Johnson, Ph.D. has served as a director of the Company since April 2002. Dr. Johnson is currently Chief Executive Officer and President of Parion Sciences, Inc., a privately held pharmaceutical company that he co-founded in 1999. From 1995 to 1999, Dr. Johnson served as President, CEO and CSO of Trimeris Inc., a pharmaceutical company that he took public in 1997. From 1987 to 1994, he served as Vice President of Chemistry at Glaxo Inc., where he was part of the original scientific founding team for Glaxo’s research entry into the United States. From 1971 to 1987, Dr. Johnson served in key scientific and research management positions with Pfizer Central Research. Dr. Johnson also currently holds board positions with ChemCodes, a privately-held pharmaceutical company, the board of governors of Research Triangle Institute and the University of North Carolina Education Advancement Board. He received his B.S. from the University of California, Berkeley, and a Ph.D. in Organic Chemistry from the University of California at Santa Barbara.

Roger G. Stoll, Ph.D. has served as a director of the Company since April 2002 and became Chairman, President and Chief Executive Officer of the Company in August 2002. From 2001 to 2002, Dr. Stoll served as a consultant to the venture capital industry. From 1998 to January 2001, Dr. Stoll served as Executive Vice President at Fresenius Medical Care-North America, with responsibility for the Dialysis Products Division. From 1991 to 1998, he served as President and CEO of Ohmeda Inc., a pharmaceutical and medical products company with worldwide sales of approximately $1 billion. From 1986 to 1991, Dr. Stoll served as a senior executive at Bayer AG, where he rose to the position of Executive Vice President and General Manager of the worldwide diagnostic business group. From 1976 to 1986, Dr. Stoll held positions of increasing responsibility at the American Critical Care division of American Hospital Supply Corporation (now Baxter International), including President of American Critical Care from 1981 to 1986. He started his industrial career in 1972 at The Upjohn Company, where he conducted Phase I – IV clinical pharmacology studies in humans. He obtained his B.S. in pharmacy from Ferris State University and a Ph.D. in biopharmaceutics from the University of Connecticut. He also carried out post-doctoral studies in pharmacokinetics at the University of Michigan and has published over 30 scientific papers and contributed chapters in textbooks in the field of drug kinetics. Dr. Stoll serves on the board of directors of Agensys, Inc., a privately held biotechnology company specialized in cancer therapy; Lifepoint, Inc., a publicly held diagnostics company specializing in point of care testing for drugs of abuse; and Questcor Pharmaceuticals, Inc., a publicly held company focused on specialty pharmaceuticals.

Executive Officers

The following table and biographical summaries set forth, with respect to each of the Company’s four executive officers his or her age, position or positions with the Company, the period during which he or she has served as such and his or her principal occupations or employment during at least the past five years. The executive officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position
Roger G. Stoll, Ph.D.	61	Chairman, President and Chief Executive Officer
Maria S. Messinger	36	Vice President and Chief Financial Officer
James H. Coleman	62	Senior Vice President, Business Development
Gary A. Rogers, Ph.D.	58	Senior Vice President, Pharmaceutical Research

Dr. Stoll was appointed as the President and Chief Executive Officer of the Company on August 13, 2002. During the fiscal year ended June 30, 2003, and until August 13, 2002, Dr. Vincent F. Simmon served as the President and Chief Executive Officer of the Company. The biographical summary for Dr. Stoll has been presented earlier under the heading “Directors.” As of June 30, 2003, the other Executive Officers of the Company included Maria S. Messinger, James H. Coleman and Gary A. Rogers, Ph.D.

Maria S. Messinger was appointed Vice President, Chief Financial Officer and Corporate Secretary of the Company in December 1999. She has served as Controller of the Company since September 1994. From August 1989 to September 1994, Ms. Messinger served in a progression of positions at Ernst & Young LLP, including her most recent position as an Audit Manager. She holds a B.A. from the School of Business Administration and Economics at California State University, Fullerton and is a Certified Public Accountant in the state of California.

James H. Coleman became Senior Vice President of Business Development in May 2000. Prior to joining Cortex, Mr. Coleman was President and Senior Partner of Diversified Healthcare Management, Inc. (DHM), a biopharmaceutical and biotechnology consulting firm that he founded in 1997. From March 1999 to May 2000, Cortex was a client of DHM. During 1996, Mr. Coleman served as Vice President of Commercial Development at CoCensys, Inc., a biotechnology company, where he directed strategic planning and external business development. Mr. Coleman was also employed as an executive at Pharmacia & Upjohn, Inc. for over 25 years, where he acquired extensive management expertise in new product development, global strategic marketing, sales, CNS research and clinical research trial methodologies. Mr. Coleman holds a B.S. in Applied Biology from the University of Rhode Island.

Gary A. Rogers, Ph.D. was appointed Senior Vice President, Pharmaceutical Research in July 2000 and has served as Vice President, Pharmaceutical Discovery since June 1995. In February 1994, he founded Ligand Design, a private contract design and synthesis firm located in Santa Barbara, California. From 1987 to 1994, Dr. Rogers served as an Associate Research Biochemist at the University of California, Santa Barbara. Prior to that, he held a succession of research and faculty positions at universities in the United States and abroad, including three years as an Adjunct Professor of bio-organic chemistry under Dr. Paul Boyer at the University of California, Los Angeles and four years as an Assistant Professor at the University of Texas. Dr. Rogers is a co-inventor of the AMPAKINE® family of AMPA receptor modulating compounds. He holds a B.S. degree in organic chemistry from the University of California, Los Angeles and a Ph.D. in Bio-organic Chemistry from the University of California, Santa Barbara.

Other Key Employees

Ursula V. Stäubli, Ph.D., 51, was named Vice President of Biological Research in June 1999. From June 1993 to May 1999, Dr. Stäubli was Associate Professor at the Center for Neural Science at New York University (“NYU”). While at NYU, she served as a consultant to the Company. Prior to June 1993, she served on the faculty at McGill University in Montreal and held different research positions at the University of California, Irvine. A recipient of numerous pre- and post-doctoral fellowships and grants, Dr. Stäubli has published more than 70 scientific papers. She received her B.S. in Biological Sciences and Ph.D. in Neurobiology from ETH-Zurich (Swiss Federal Institute of Technology).

Scientific Directors and Consultants

In addition to Dr. Cotman, the other Scientific Director of the Company is Gary S. Lynch, Ph.D. Arvid M. Carlsson, M.D., Ph.D. serves as a consultant to the Board of Directors and Joann Data, M.D., Ph.D., serves as a regulatory affairs consultant.

Gary S. Lynch, Ph.D., 60, is a co-founder of the Company. He has been a Scientific Director of and consultant to the Company since October 1987 and served as a director of the Company from March 1988 to March 1989 and again from December 1994 to December 1995. Dr. Lynch has been a Professor in the Department of Psychology at the University of California, Irvine since 1981, and has held various other teaching and research positions at that University since 1969. He is a Professor at the University’s Center for the Neurobiology of Learning and Memory. Dr. Lynch is a member of the Neuroscience Society and the International Brain Research Organization. He also serves on the Advisory board of the Cognitive Neurosciences Institute. Dr. Lynch has authored or co-authored over 500 articles and a number of books in the areas of neurobiology, cognition and memory. Dr. Lynch holds a B.A. in Psychology from the University of Delaware and a Ph.D. in Psychology from Princeton University. He is a co-founder of Synaptic, Inc., Tensor Biosciences and Thuris Corporation, all privately-held companies.

Arvid Carlsson, M.D., Ph.D., 80, has been a consultant to the Company since April 2002. A co-recipient of the 2000 Nobel Prize for Medicine, Dr. Carlsson is currently Chief Executive Officer of Carlsson Research, a development stage neuroscience company that grew out of his research in the Department of Pharmacology at the University of Göteborg, Sweden. Dr. Carlsson is Professor Emeritus at the University of Göteborg, and is a member of the Swedish Academy of Sciences and a foreign affiliate of the U.S. National Academy of Sciences. Dr. Carlsson has authored several hundred articles, which have helped to form the basis of modern neuropsychopharmacology. In 1975, he was elected as a Foreign Corresponding Fellow of The American College of Neuropsychopharmacology. In addition to the Nobel Prize, he has been the recipient of The Japan Prize in Psychology and Psychiatry, The Research Prize of the Lundbeck Foundation (Denmark) and the Lieber Prize (USA) for research in schizophrenia. Dr. Carlsson’s memberships include Member of the Academia Europaea, Member of the Royal Swedish Academy of Sciences, Honorary Fellow of the World Federation of Societies of Biological Psychiatry, Honorary Foreign Associate of the Institute of Medicine, National Academy of Sciences, U.S.A. and Honorary Member of the German Society of Biological Psychiatry. Dr. Carlsson received his M.D. and Ph.D. in Pharmacology from the University of Lund, Sweden.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2003, all of the Company’s officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth summary information concerning compensation paid or accrued by the Company for services rendered during the three fiscal years ended June 30, 2003, to the Company’s Chief Executive Officer, Chief Financial Officer, Senior Vice President of Business Development and Senior Vice President of Pharmaceutical Research (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Annual Compensation				Long Term Compensation Awards
	Year	Salary ($)	Bonus ($)	Other Annual Compensation($)	Securities Underlying Options/ SARs(#)	All Other Compensation($)(6)
Roger G. Stoll, Ph.D. (1) President, Chief Executive Officer	2003	212,769	—	63,000	600,000	—

Vincent F. Simmon, Ph.D. (2) President, Chief Executive Officer	2003 2002 2001	33,750 270,087 261,385	— — 82,875	— — —	— — 220,000	356,573 — —

Maria S. Messinger, CPA (3) Vice President, Chief Financial Officer and Corporate Secretary	2003 2002 2001	150,000 136,815 143,303	— — 30,000	— — —	50,000 — 40,000	— — —

James H. Coleman (4) Senior Vice President, Business Development	2003 2002 2001	190,000 187,391 180,000	40,000 — 40,000	— — —	100,000 50,000 —	— — —

Gary A. Rogers, Ph.D. (5) Senior Vice President, Pharmaceutical Research	2003 2002 2001	190,000 185,833 166,380	— 35,000 44,500	— — —	50,000 40,000 100,000	— — —

(1)	Dr. Stoll was appointed as President and Chief Executive Officer of the Company in August 2002. Beginning in February 2003, Dr. Stoll agreed to accept stock options in lieu of a portion of his base salary. The value of these options on the date of grant, or $20,000, has been reported with his salary in the table above. The detail of these option grants is included in the table, “Option Grants in Last Fiscal Year.” Beginning in May 2003, Dr. Stoll voluntarily deferred his base salary, as previously reduced. The amount accrued for Dr. Stoll’s deferral, or $32,000, is reported with his salary in the table above. Subsequent to the fiscal year ended June 30, 2003, Dr. Stoll agreed to accept stock options in lieu of this deferred salary. Options to purchase 14,545 shares of the Company’s common stock were issued to Dr. Stoll, representing $64,000 of salary deferred, including $32,000 deferred as of June 30, 2003 and another $32,000 deferred from August to September 2003, divided by the closing sale price of the Company’s common stock on the date that Dr. Stoll’s salary was re-instated in September 2003. Amounts reported for Other Annual Compensation above represent accrued or paid relocation reimbursements to Dr. Stoll, in connection with his employment agreement.

(2)	Dr. Simmon resigned as President and Chief Executive Officer of the Company in August 2002. All Other Compensation reported for Dr. Simmon includes amounts paid or accrued as part of his severance agreement, as explained more fully in “Employment and Consulting Agreements.”
(3)	Ms. Messinger agreed to accept stock options in lieu of a portion of her base salary, beginning in February 2003. The value of these options on the date of grant, or $12,500, has been reported with her salary in the table above. The detail of these option grants is included in the table, “Option Grants in Last Fiscal Year.”
(4)	Mr. Coleman agreed to accept stock options in lieu of a portion of his base salary, beginning in February 2003. The value of these options on the date of grant, or $15,833, has been reported with Mr. Coleman’s salary in the table above. During 2003, Mr. Coleman also agreed to accept stock options in lieu of the cash bonus provided in his employment agreement. The value of these options on the date of grant, or $40,000, has been reported as Mr. Coleman’s bonus in the table above. The detail of these option grants is included in the table, “Option Grants in Last Fiscal Year.”
(5)	Dr. Rogers was appointed Senior Vice President, Pharmaceutical Research in July 2000. The table includes compensation paid by the Company to Dr. Rogers in his capacity as Vice President of Pharmaceutical Discovery prior to his appointment. Beginning in February 2003, Dr. Rogers agreed to accept stock options in lieu of a portion of his base salary. The value of these options on the date of grant, or $15,833, has been reported with Dr. Roger’s salary in the table above. The detail of these option grants is included in the table, “Option Grants in Last Fiscal Year.”
(6)	Does not reflect certain personal benefits, which in the aggregate are less than 10% of each Named Executive Officer’s salary and bonus.

Option Matters

Option Grants. The following table sets forth certain information concerning grants of stock options to the Company’s Named Executive Officers in the Summary Compensation Table during the fiscal year ended June 30, 2003.

Option Grants in Last Fiscal Year

	Individual Grants						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term
Name	Number of Securities Underlying Options Granted(#)		% of Total Options Granted to Employees in Fiscal Year (1)		Exercise Price($/Sh)	Expiration Date	5%($)	10%($)
Roger G. Stoll, Ph.D.	600,000 5,634 5,556 3,604 2,247 2,222	(2) (2) (2) (2) (2)	52	% * * * * *	0.78 0.71 0.72 1.11 1.78 1.80	08/13/12 02/28/13 03/31/13 04/30/13 05/31/13 06/30/13	294,372 2,516 2,516 2,516 2,516 2,516	745,992 6,376 6,377 6,377 6,375 6,375

Vincent F. Simmon, Ph.D.	—		—		—	—	—	—

Maria S. Messinger, CPA	50,000 3,521 3,472 2,252 1,404 1,389	(2) (2) (2) (2) (2)	4	% * * * * *	0.75 0.71 0.72 1.11 1.78 1.80	12/16/12 02/28/13 03/31/13 04/30/13 05/31/13 06/30/13	23,588 1,572 1,572 1,572 1,572 1,573	59,775 3,985 3,985 3,985 3,984 3,985

James H. Coleman	100,000 50,000 4,460 4,398 2,853 1,779 1,759	(3) (2) (2) (2) (2) (2)	9 4	% % * * * * *	0.75 0.80 0.71 0.72 1.11 1.78 1.80	12/16/12 02/11/13 02/28/13 03/31/13 04/30/13 05/31/13 06/30/13	41,175 25,160 1,992 1,992 1,992 1,992 1,992	119,550 63,760 5,048 5,048 5,048 5,048 5,047

Gary A. Rogers, Ph.D.	50,000 4,460 4,398 2,853 1,779 1,759	(2) (2) (2) (2) (2)	4	% * * * * *	0.75 0.71 0.72 1.11 1.78 1.80	12/16/12 02/28/13 03/31/13 04/30/13 05/31/13 06/30/13	23,588 1,992 1,992 1,992 1,992 1,992	59,775 5,048 5,047 5,048 5,048 5,047

*	Less than one percent
(1)	Options to purchase an aggregate of 1,163,195 shares of Common Stock were granted to employees, including the Named Executive Officers, during the fiscal year ended June 30, 2003.

(2)	Represents stock options granted to the Named Executive Officer in lieu of 20% of their respective base salary. Beginning in February 2003, on the last day of each month during which the Named Executive Officer had a salary reduction, he or she was granted stock options with an aggregate exercise price equal to his or her voluntary salary reduction for that month. The exercise price per share for such options was equal to the closing price of the Company’s Common Stock on the last trading day of the applicable month. The options were fully vested on the date of grant, have a ten-year term and are otherwise in accordance with the Company’s 1996 Stock Incentive Plan.
(3)	Represents stock options granted to Mr. Coleman in lieu of the cash bonus provided in his employment agreement. The exercise price for these options equaled the fair market value of the Company’s Common Stock on the date of grant. The options were fully vested on the date of grant, have a ten-year term and are otherwise in accordance with the Company’s 1996 Stock Incentive Plan.

Option Exercises. The following table sets forth certain information concerning the exercise of options by the Company’s Named Executive Officers during the fiscal year ended June 30, 2003, including the aggregate value of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of June 30, 2003. Also reported are the values for “in the money” options which represent the positive spread between the exercise prices of any such existing stock options and $1.80, the closing price of Common Stock on June 30, 2003, as reported by The American Stock Exchange.

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise(#)		Value Realized($) (market price at exercise less exercise price)	Number of Securities Underlying Unexercised Options at FY-End(#)			Value of Unexercised In-the-Money Options at FY-End($)
				Exercisable		Unexercisable	Exercisable	Unexercisable
Roger G. Stoll, Ph.D.	0		$0	429,263		220,000	$422,673	$204,000
Vincent F. Simmon, Ph.D.	300,000	(1)	435,900	223,334		0	169,626	0
Maria S. Messinger, CPA	0		0	103,705		63,333	86,995	52,500
James H. Coleman	0		0	256,916	(2)	133,333	61,615	105,000
Gary A. Rogers, Ph.D.	0		0	194,583		109,999	134,665	52,500

(1)	Includes options acquired during the term of Dr. Simmon’s extended term of exercisability, as included in his severance agreement.
(2)	Includes options to purchase 50,000 shares of Cortex Common Stock granted to Diversified Healthcare Management, the firm Mr. Coleman worked for as a consultant to Cortex prior to his employment at the Company in May 2000.

Employment and Consulting Agreements

Vincent F. Simmon, Ph.D. joined the Company as President and Chief Executive Officer in May 1996 and resigned from his positions at the Company in August 2002. His employment agreement, as amended, called for a base salary of $270,000 per year with an annual bonus, at the discretion of the Board of Directors of the Company, in cash and/or equity equal to between 15% and 50% of his base salary, subject to annual review by the Compensation Committee. In connection with his employment, Dr. Simmon was granted options to purchase 180,000 shares of Common Stock at an exercise price of $5.625 per share, representing 100% of the fair market value as of the date of grant. The options vested monthly over a three-year period commencing one month from the date of grant and had a ten-year term. In December 1998, the exercise price of these options was restated to $0.375 per share. The restated options vested in three equal installments over a two-year period, with the first installment vested on the date of grant. In connection with his resignation on August 13, 2002, the Company agreed to make severance payments to Dr. Simmon in the aggregate amount of $357,000, with $63,000 paid immediately following the resignation and the balance paid in equal monthly installments commencing August 31, 2002 and continuing through August 15, 2003. In addition, the Company agreed to extend the exercisability of his outstanding vested options for a period expiring one year from his resignation date.

Roger G. Stoll, Ph.D. has served as a director of the Company since April 2002 and became Chairman, President and Chief Executive Officer of the Company in August 2002. His employment agreement, as amended to date, includes a three-year term and calls for a base salary of not less than $240,000 per year, subject to increase based on an annual review by the Board of Directors. In lieu of reimbursement for significant relocation expenses, for the initial twelve-month period of his employment, Dr. Stoll was paid a monthly expense allowance of up to $6,000, which expense allowance period has been extended through August 2004. In connection with his employment, Dr. Stoll was granted options to purchase 600,000 shares of Common Stock at an exercise price of $0.78 per share, representing 100% of the fair market value as of the date of grant. Of the 600,000 options granted, 200,000 options vested immediately. Another 200,000 options vested upon securing the amendment to the Company’s agreement with its collaborative partner, Servier, in October 2002. The remaining 200,000 options shall vest in monthly equal increments over a four-year period commencing August 13, 2003, subject to accelerated vesting based upon the achievement of pre-determined milestones. Under the terms of his employment agreement, in the event of termination of his employment, under certain circumstances Dr. Stoll is entitled to compensation equal to the lesser of (a) his then current salary for the balance of the agreement’s term or (b) twelve-months of his then current salary. In addition, in the event of his termination of employment, in certain circumstances, any unvested options granted to Dr. Stoll in connection with his employment, as detailed above, may be subject to accelerated vesting and extended exercisability for a ten-year term.

Maria S. Messinger joined the Company as Controller in September 1994 and was named as Vice President, Chief Financial Officer and Corporate Secretary in December 1999. Under the terms of her severance agreement, in the event of termination of her employment, under certain circumstances Ms. Messinger is entitled to receive compensation equal to her annual base salary, which is $150,000.

James H. Coleman joined the Company as Senior Vice President, Business Development in May 2000. His employment agreement calls for a base salary of at least $180,000 per year with an annual bonus, at the discretion of the Board of Directors of the Company, equal to between 15% and 50% of his base salary. Currently, his annual salary is $190,000. In connection with his employment, Mr. Coleman was granted options to purchase 125,000 shares of Common Stock at an exercise price of $3.02 per share, representing 100% of the fair market value as of the date of grant. The options vest in equal annual installments over a three-year period and have a ten-year term. In the event of termination of his employment, Mr. Coleman is entitled, under certain circumstances, to receive compensation of twelve months of his then current salary. In February 2003, Mr. Coleman agreed to accept stock options in lieu of the cash bonus provided in his employment agreement. Mr. Coleman was granted options to purchase 50,000 shares of the Company’s Common Stock at an exercise price per share of $0.80, representing the fair market value of the Company’s Common Stock as of the date of grant. The options were fully vested on the date of grant and have a ten-year term.

Gary A. Rogers, Ph.D. joined the Company as Vice President, Pharmaceutical Discovery in June 1995 and was named Senior Vice President in July 2000. Under the terms of his employment agreement, Dr. Rogers is eligible to receive a bonus of between 10% and 30% of his annual base salary, depending upon achievement of pre-determined milestones. Currently, Dr. Rogers’ annual base salary is $190,000. Additionally, in the event that the Company commercializes a compound developed by or under the supervision of Dr. Rogers, he may be eligible to receive royalties based on net sales, as defined and subject to adjustment, of products containing that compound. In the event that Dr. Rogers’ employment is terminated, under certain circumstances he is entitled to compensation equal to eighteen months of his then current salary.

Drs. Carl W. Cotman and Gary S. Lynch (both of whom are co-founders and Scientific Directors of the Company) have each entered into a consulting agreement with the Company. Dr. Lynch receives a consulting fee of $30,000 per year and Dr. Cotman receives a consulting fee of $23,000 per year. The term of each consulting agreement commenced in November 1987 and will continue until terminated by the respective parties thereto. The consulting agreements obligate the respective consultants to make themselves available to the Company for consulting and advisory services for an average of three days per month.

Beginning in February 2003, each of Dr. Stoll, Ms. Messinger, Mr. Coleman and Dr. Rogers agreed to accept stock options in lieu of 20% of his or her current base salary. At the end of each month during which his or her salary was reduced, such officer was granted options with an aggregate exercise price equal to his or her salary reduction for that month, and at an exercise price per share equal to the closing price of the Company’s Common Stock on the last trading day of the applicable month. These options were fully vested on the date of grant and have a ten-year term. Dr. Stoll’s, Ms. Messinger’s, Mr. Coleman’s, and Dr. Rogers’ salaries were restored to $240,000, $150,000, $190,000 and $190,000 per year, respectively, effective September 1, 2003.

Director Compensation

During the fiscal year ended June 30, 2003, each non-employee director was entitled to receive $2,500 at each Board of Directors meeting attended, and an additional $750 annual retainer for each committee on which he served. The Chairman of the Board was entitled to receive $3,000 at each Board of Directors meeting attended and an additional $750 annual retainer for each committee on which he served.

The Board of Directors elected to forego all cash payments of director compensation for Board of Directors meetings held from August 2002 through December 2002. Instead, on August 13, 2002, each non-employee director received additional nonqualified options to purchase an aggregate of 15,000 shares of Common Stock upon substantially the same terms and conditions of the formula nonqualified option grants described below, with the exception that the option grants issued on August 13, 2002 vested immediately upon the date of grant.

The Board of Directors also elected to forego all cash payments of director compensation for Board meetings held in calendar year 2003. In lieu of those payments, on the date of the 2002 Annual Meeting of Stockholders, non-employee directors received nonqualified options to purchase an aggregate of 30,000 shares of Common Stock. These options have the same terms and conditions of the formula nonqualified option grants described below, with the exception that the options will vest in increments of 5,000 shares at each of the six Board meetings for calendar year 2003, with any unvested options outstanding on December 31, 2003 to fully-vest as of such date.

Under the Company’s 1996 Stock Incentive Plan, during the fiscal year ended June 30, 2003 each non-employee director was automatically granted options to purchase 30,000 shares of Common Stock upon commencement of service as a director and additional options to purchase 25,000 shares of Common Stock on the date of each Annual Meeting of Stockholders. These nonqualified options have an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant, have a ten-year term and vest in equal increments of 33% on each anniversary date of the dates of grant, and are otherwise subject to the terms and provisions of the 1996 Stock Incentive Plan.

The above cash compensation and nonqualified option grant provisions do not apply to non-employee directors who serve on the Board of Directors to oversee an investment in the Company. Compensation for such non-employee directors, if appropriate, will be determined separately.

Compensation Committee Interlocks and Insider Participation

From July 1, 2002 to August 12, 2002, the members of the Company’s Compensation Committee consisted of Mr. Charles J. Casamento and Drs. M. Ross Johnson, Roger G. Stoll, and Carl W. Cotman. After Dr. Stoll’s appointment as Chairman, President and Chief Executive Officer of the Company on August 13, 2002, the Compensation Committee was reconstituted to include Dr. Johnson, Dr. Cotman and Mr. Robert F. Allnutt, none of whom has served as an executive officer or employee of the Company or any of its subsidiaries for the five years ended June 30, 2003. The Company is not aware of any “compensation committee interlocks” that existed during the year ended June 30, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Common Stock

The following table sets forth, to the knowledge of the Company, certain information regarding the beneficial ownership of the Company’s Common Stock as of October 23, 2003,by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company’s directors and nominees, (iii) each of the named executive officers in the Summary Compensation Table and (iv) all of the Company’s executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of Common Stock indicated.

Directors, Officers and 5% Stockholders (1)	Shares Beneficially Owned (2)		Percent of Common Stock Beneficially Owned (2)
Robert F. Allnutt	132,501	(3)	*
Charles J. Casamento	103,001	(4)	*
James H. Coleman	397,645	(5)	1.9
Carl W. Cotman, Ph.D.	286,001	(6)	1.4
M. Ross Johnson, Ph.D.	58,334	(7)	*
Maria S. Messinger, CPA	122,488	(8)	*
Gary A. Rogers, Ph.D.	347,030	(9)	1.7
Vincent F. Simmon, Ph.D.	153,000		*
Roger G. Stoll, Ph.D.	488,861	(10)	2.3
All officers and directors as a group (8 persons)	1,935,861	(11)	8.7

*	Less than one percent
(1)	Except as otherwise indicated, the address of such beneficial owner is at the Company’s principal executive offices, 15231 Barranca Parkway, Irvine, California 92618.
(2)	Applicable percentage of ownership at October 23, 2003 is based upon 20,639,526 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares shown as beneficially owned. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of October 23, 2003 are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or entity.
(3)	Includes 106,501 shares that may be purchased upon exercise of options within 60 days of October 23, 2003.
(4)	Includes 103,001 shares that may be purchased upon exercise of options within 60 days of October 23, 2003.

(5)	Includes 309,598 shares that may be purchased upon exercise of options within 60 days of October 23, 2003. Beneficial ownership of these shares is shared and held by the James Henry and Nancy Irene Coleman III Revocable Trust.
(6)	Includes 188,001 shares that may be purchased upon exercise of options within 60 days of October 23, 2003.
(7)	Includes 58,334 shares that may be purchased upon exercise of options within 60 days of October 23, 2003.
(8)	Includes 122,488 shares that may be purchased upon exercise of options within 60 days of October 23, 2003.
(9)	Includes 260,597 shares that may be purchased upon exercise of options within 60 days of October 23, 2003. Also includes 1,500 shares and 5,066 shares that may be purchased upon exercise of options within 60 days of October 23, 2003, both held by Dr. Rogers’ spouse.
(10)	Includes 463,861 shares that may be purchased upon exercise of options within 60 days of October 23, 2003.
(11)	Includes 1,617,447 shares that may be purchased upon exercise of options within 60 days of October 23, 2003.

The Company is not aware of any arrangements that may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

The Company’s Restated Certificate of Incorporation provides that, pursuant to Delaware Law, directors of the Company shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to the Company and its stockholders. This provision does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctions or other forms of non-monetary relief remain available under Delaware Law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to the Company, for acts or omissions not in good faith or involving intentional misconduct, for knowing violations of law, for actions leading to improper personal benefit to the director and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware Law. The provision also does not affect a director’s responsibility under any other law, such as the federal securities laws. The Company has entered into Indemnification Agreements with each of its officers and directors that obligate the Company to indemnify them as permitted by applicable law.

See “ITEM 11. EXECUTIVE COMPENSATION — Employment and Consulting Agreements” for a description of certain arrangements and transactions with executive officers and directors.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

The Registrant is also amending the Exhibit Index in Item 15 to include the certifications required by Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1 and 31.2.

(a)(3). EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its Annual Report on Form 10-K for the fiscal year ended June 30, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

Dated: October 24, 2003	By:	/s/ Roger G. Stoll, Ph.D.
Roger G. Stoll, Ph.D.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Annual Report on Form 10-K for the fiscal year ended June 30, 2003 has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger G. Stoll, Ph.D. Roger G. Stoll, Ph.D. (Principal Executive Officer)	Chairman of the Board, President and Chief Executive Officer	October 24, 2003

/s/ Maria S. Messinger Maria S. Messinger (Principal Financial and Accounting Officer)	Vice President, Chief Financial Officer and Secretary	October 24, 2003

* Robert F. Allnutt	Director	October 24, 2003

* Charles J. Casamento	Director	October 24, 2003

* Carl W. Cotman, Ph.D.	Director	October 24, 2003

* M. Ross Johnson, Ph.D.	Director	October 24, 2003

/s/ Roger G. Stoll, Ph.D. * Roger G. Stoll, Ph.D., Attorney-in-fact

CORTEX PHARMACEUTICALS, INC.

FORM 10-K/A

Exhibit Index

Sequential Page Number

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.