Form 10-Q/A
period 2003-09-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2004-02-12
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

28,034,614 shares of Common Stock as of February 9, 2004

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends Items 1 and 2 of Part I of the Quarterly Report on Form 10-Q previously filed for the quarter ended September 30, 2003 by Cortex Pharmaceuticals, Inc. (the “ Company”). This Form 10-Q/A is filed in connection with the Company’s restatement of its financial statements for the three months ended September 30, 2003. Financial statement information and related disclosures included in this Form 10-Q/A reflect, where appropriate, changes as a result of the restatement. All other information contained in this Form 10-Q/A is as of the date of the original filing.

This restatement results from recording additional non-cash charges related to warrants issued in connection with the Company’s August 2003 private placement of equity securities. These additional non-cash charges are required by EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock.” The Company has restated its financial statements for the three months ended September 30, 2003 to record the increase in Black-Scholes value for these warrants from the transaction date of the financing through September 30, 2003, and to adjust certain other items, which, considered in relation to the financial statements taken as a whole, are not material.

The adjustments for applying EITF 00-19 were triggered by the terms of the Company’s August 2003 private placement, specifically the potential penalties if the Company did not timely register the common stock underlying the warrants issued in the transaction. The related registration statement was declared effective by the Securities and Exchange Commission within the contractual deadline and the Company incurred no penalties. The adjustments for EITF 00-19 had no impact on the Company’s financial position, or the Company’s past or future business operations, given that such adjustments represent only non-cash charges.

As required by EITF 00-19, the Company re-classified the estimated fair value of the warrants as of September 30, 2003 to a liability, rather than equity. After the registration statement became effective, as reflected during the quarter ended December 31, 2003, the Company re-classified the estimated fair value of the warrants back to equity, evidencing the non-impact of these adjustments to the Company’s financial position or its business operations.

The significant effects of the restatement on the consolidated balance sheet as of September 30, 2003 and the related Statement of Operations for the three months then ended are as follows:

	As Previously Reported	As Restated
At September 30, 2003:
Other assets — capitalized financing costs	$—	$634,100
Total assets	5,210,692	5,844,792
Common stock warrant liability	—	8,833,335
Stockholders’ equity (deficit)	3,048,354	(5,150,881)
For the three months ended September 30, 2003:
Other expenses — increase in fair value of common stock warrants	—	(3,844,082)
Net loss	(474,580)	(4,318,662)
Net loss per share	$(0.03)	$(0.24)

For more information regarding EITF 00-19 and the above restatement, see Note 3 to the Financial Statements.

CORTEX PHARMACEUTICALS, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Cortex Pharmaceuticals, Inc.

Balance Sheets

	(Unaudited)	(Note)
	September 30, 2003 As restated, See Note 3	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$4,468,970	$1,125,054
Marketable securities	199,885	—
Restricted cash	40,070	83,411
Accounts receivable	93,740	428,451
Other current assets	98,279	210,539

Total current assets	4,900,944	1,847,455
Furniture, equipment and leasehold improvements, net	276,341	298,268
Capitalized financing costs	634,100	—
Other	33,407	33,407

	$5,844,792	$2,179,130

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$695,521	$852,016
Accrued wages, salaries and related expenses	207,014	213,037
Unearned licensing revenue	988,426	988,426
Unearned research revenue	—	1,028,752
Advance for Alzheimer’s project	271,377	270,140

Total current liabilities	2,162,338	3,352,371
Unearned revenue, net of current portion	—	247,107
Common stock warrants	8,833,335	—
Stockholders’ deficit:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 30,000,000; shares issued and outstanding: 20,639,526 (September 30) and 17,153,659 (June 30)	20,639	17,153
Additional paid-in capital	43,214,542	42,629,899
Accumulated deficit	(48,407,765)	(44,089,103)

Total stockholders’ deficit	(5,150,881)	(1,420,348)

	$5,844,792	$2,179,130

See accompanying notes.

Note: The balance sheet as of June 30, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,
	2003 As restated, see Note 3	2002
Revenues:
Research and license revenue	$1,275,859	$945,801
Grant revenue	61,388	176,642

Total revenues	1,337,247	1,122,443
Operating expenses:
Research and development expenses	1,140,827	1,115,829
General and administrative expenses	675,064	688,655

Total operating expenses	1,815,891	1,804,484

Loss from operations	(478,644)	(682,041)
Interest, net	4,064	7,636
Increase in fair value of common stock warrants	(3,844,082)	—

Net loss applicable to common shares	$(4,318,662)	$(674,405)

Basic and diluted net loss per share:	$(0.24)	$(0.04)
Shares used in calculating per share amounts
Basic and diluted	18,320,510	16,849,383

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended September 30,
	2003 As restated, See Note 3	2002
Cash flows from operating activities:
Net loss	$(4,318,662)	$(674,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,622	38,475
Stock option compensation expense	323,066	60,971
Amortization of capitalized financing costs	10,747	—
Increase in fair value of common stock warrants	3,833,335	—
Changes in operating assets/liabilities:
Restricted cash	43,341	—
Accounts receivable	334,826	(368,374)
Other current assets	112,260	175,907
Accounts payable and accrued expenses	(162,518)	525,684
Unearned revenue	(1,275,859)	(416,667)
Other current liabilities	1,237	1,468

Net cash used in operating activities	(1,068,605)	(656,941)

Cash flows from investing activities:
Purchase of marketable securities	(200,000)	—
Purchase of fixed assets	(7,695)	(964)

Net cash used in investing activities	(207,695)	(964)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	114,992	2,171
Proceeds from issuance of common stock in August 2003 private placement	4,505,224	—

Net cash provided by financing activities	4,620,216	2,171

Increase (decrease) in cash and cash equivalents	3,343,916	(655,734)
Cash and cash equivalents, beginning of period	1,125,054	1,849,009

Cash and cash equivalents, end of period	$4,468,970	$1,193,275

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

	Three months ended September 30,
	2003	2002
Net loss, as reported	$(4,318,662)	$(674,405)
Stock-based employee compensation included in net loss	82,844	—
Fair value of stock-based employee compensation	(142,813)	(149,647)
Pro forma net loss	$(4,378,631)	$(824,052)
Net loss per share:
Basic and diluted — as reported	$(0.24)	$(0.04)
Basic and diluted — pro forma	$(0.24)	$(0.05)

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

Note 3 — Private Placement of Common Stock and Warrants

On August 21, 2003, the Company issued 3,333,334 shares of common stock to accredited investors in a private placement transaction for $1.50 per share, raising gross proceeds of $5,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $4.5 million. In connection with the transaction, the Company also issued five-year warrants to the investors to purchase up to an additional 3,333,334 shares of the Company’s common stock at an exercise price of $2.55 per share. The Company also issued warrants to two placement agents to purchase 30,000 and 83,061 shares of the Company’s common stock, respectively. The warrant to purchase 30,000 shares of the Company’s common stock has an exercise price of $1.50 per share and a five-year term. The warrant to purchase 83,061 shares of the Company’s common stock has an exercise price of $2.71 per share and a three-year term. All of the warrants issued in the transaction provide a call right in favor of the Company to the extent that the price per share of the Company’s common stock exceeds $6.00 per share for 13 consecutive trading days, subject to certain circumstances. The Company cannot exercise this call right until the second anniversary of the effective date of the registration statement.

Pursuant to the terms of the registration rights agreement entered into in connection with the transaction, within five calendar days following the date that the Company files its Annual Report on Form 10-K, the Company is required to file, and did file, with the Securities and Exchange Commission (the “SEC”) a registration statement under the Securities Act of 1933, as amended, covering the resale of all of the common stock purchased and the common stock underlying the warrants, including the common stock underlying the placement agents’ warrants.

The registration rights agreement further provides that if a registration statement is not filed, or does not become effective, within the defined time period, then in addition to any other rights the holders may have, the Company would be required to pay each holder an amount in cash, as liquidated damages, equal to 2% per month of the aggregate purchase price paid by such holder in the private placement for the common stock and warrants then held, prorated daily. The registration statement was filed within the allowed time, and was declared effective by the SEC on December 8, 2003. As a result, the Company was not required to pay any liquidated damages in connection with the initial registration.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” and the terms of the warrants and the transaction documents, at the closing date, August 21, 2003, the fair value of the warrants was accounted for as a liability, with an offsetting reduction to additional paid-in capital received in the private placement. The warrant liability will be reclassified to equity as of December 8, 2003, the effective date of the registration statement, evidencing the non-impact of these adjustments on the Company’s financial position and business operations.

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividends; risk-free interest rate of 3.37%; the contractual life of 5 years and volatility of 100%. The fair value of the warrants was estimated to be $5,000,000 on the closing date of the transaction. The fair value of the warrants was then re-measured at September 30, 2003 and estimated to be $8,833,000 with the increase in fair value due to the increase in the market value of the Company’s common stock. The increase in fair value of $3,833,000 from the transaction date to September 30, 2003 was recorded as a charge to other expense in the Company’s Statement of Operations. The fair value of the warrants decreased by approximately $367,000 from September 30, 2003 to December 8, 2003, and such decrease will be reflected as a decrease to other expense in the Statement of Operations for the quarter ended December 31, 2003.

The adjustments required by EITF 00-19 were triggered by the terms of the Company’s agreements for the private placement it completed in August 2003, specifically the potential penalties if the Company did not timely register the common stock underlying the warrants issued in the transaction. The related registration statement was declared effective by the SEC within the contractual deadline and the Company incurred no penalties. The adjustments for EITF 00-19 had no impact on the Company’s working capital, liquidity, or business operations.

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

From inception (February 10, 1987) through September 30, 2003, the Company has sustained losses aggregating $46,376,000. Continuing losses are anticipated over the next several years. During that time, the Company’s ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovative Research (“SBIR”) grants, research support payments from the collaboration with Servier and by possible milestone payments from Organon and Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company’s operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will be dependent upon the successful introduction of a new product into the North American market from its internal development, as well as the successful commercial development of its products by Organon, Servier or its other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months ended September 30, 2003 and 2002

For the three months ended September 30, 2003, the net loss of $4,319,000 compares with a net loss of $674,000 for the corresponding prior year period.

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

Other expenses include non-cash charges of $3,800,000 recorded for the increase in the estimated fair value of warrants issued in connection with the private equity financing from the transaction date of August 21, 2003 through September 30, 2003. This transaction is described more fully in Note 3 to the Financial Statements.

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

In August 2003, the Company completed a private placement of an aggregate of 3,333,334 shares of its common stock at $1.50 per share and five-year warrants to purchase up to an additional aggregate of 3,333,334 shares at an exercise price of $2.55 per share. See Note 3 to the Financial Statements. The Company received approximately $4,500,000 in net proceeds from the private placement. The warrants are subject to a call right in favor of the Company to the extent that the closing price of the Company’s common stock exceeds $6.00 per share for any thirteen consecutive trading day period following the second anniversary of the date that the registration statement filed pursuant to the terms of the private placement is first declared effective by the Securities and Exchange Commission, subject to certain conditions. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $8,500,000 of additional capital.

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

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

On August 21, 2003, the Company completed a private placement with a select group of 22 accredited investors and raised an aggregate of $4,500,000 in net proceeds, after deduction of the issuance costs and placement fees related to the sale. Pursuant to the terms of the private placement, the Company issued an aggregate of 3,333,334 shares of the Company’s common stock and warrants to purchase up to an additional aggregate of 3,333,334 shares. The warrants have an exercise price of $2.55 per share and a five-year term. In connection with the private placement, the Company also issued two additional warrants to purchase 30,000 and 83,061 shares of the Company’s common stock, respectively, to two placement agents. The warrant to purchase 30,000 shares of the Company’s common stock has an exercise price of $1.50 per share and a five-year term. The warrant to purchase 83,061 shares of the Company’s common stock has an exercise price of $2.71 per share and a three-year term.

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

CORTEX PHARMACEUTICALS, INC.

February 12, 2004	By:	/s/ MARIA S. MESSINGER

Maria S. Messinger Vice President and Chief Financial Officer; Corporate Secretary (Chief Accounting Officer)