Form 10-Q
period 2003-12-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2004-02-12
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-17951

Cortex Pharmaceuticals, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	33-0303583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

CORTEX PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cortex Pharmaceuticals, Inc.

Balance Sheets

	(Unaudited)	(Note)
	December 31, 2003	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$4,847,275	$1,125,054
Marketable securities	399,420	—
Restricted cash	2,713	83,411
Accounts receivable	677,840	428,451
Other current assets	318,491	210,539

Total current assets	6,245,739	1,847,455
Furniture, equipment and leasehold improvements, net	248,732	298,268
Other	33,407	33,407

	$6,527,878	$2,179,130

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,455,703	$852,016
Accrued wages, salaries and related expenses	158,433	213,037
Unearned licensing revenue	411,844	988,426
Unearned research revenue	—	1,028,752
Advance for MCI project	272,613	270,140

Total current liabilities	2,298,593	3,352,371
Unearned revenue, net of current portion	377,523	247,107
Stockholders’ equity (deficit):
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 50,000,000; shares issued and outstanding: 20,730,526 (December 31) and 17,153,659 (June 30)	20,730	17,153
Additional paid-in capital	51,704,626	42,629,899
Accumulated deficit	(47,895,297)	(44,089,103)

Total stockholders’ equity (deficit)	3,851,762	(1,420,348)

	$6,527,878	$2,179,130

See accompanying notes.

Note: The balance sheet as of June 30, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Revenues:
Research and license revenue	$3,227,808	$1,267,531	$4,503,667	$2,213,332
Grant revenue	28,320	113,568	89,708	290,210

Total revenues	3,256,128	1,381,099	4,593,375	2,503,542
Operating expenses:
Research and development	1,788,410	839,993	2,929,237	1,955,822
General and administrative	1,309,365	820,671	1,984,429	1,509,326

Total operating expenses	3,097,775	1,660,664	4,913,666	3,465,148

Income (loss) from operations	158,353	(279,565)	(320,291)	(961,606)
Interest income, net	8,942	3,838	13,006	11,474
Change in fair value of common stock warrants	345,173	—	(3,498,909)	—

Net income (loss)	$512,468	$(275,727)	$(3,806,194)	$(950,132)

Net income (loss) per share:
Basic and diluted	$0.02	$(0.02)	$(0.20)	$(0.06)
Shares used in calculating per share amounts:
Basic	20,639,530	16,853,662	19,480,020	16,851,524
Diluted	23,908,870	16,853,662	19,480,020	16,851,524

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(3,806,194)	$(950,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,424	76,744
Stock option compensation expense	889,369	71,708
Amortization of capitalized financing costs	32,241	—
Change in fair value of common stock warrants	3,466,668	—
Changes in operating assets/liabilities:
Restricted cash	80,698	920
Accounts receivable	(249,389)	83,316
Other current assets	(107,952)	88,768
Accounts payable and accrued expenses	549,083	405,010
Unearned revenue	(1,474,918)	(1,184,198)
Other assets and other liabilities	3,053	2,844

Net cash used in operating activities	(557,917)	(1,405,020)

Cash flows from investing activities:
Purchase of marketable securities	(600,000)	—
Proceeds from maturity of marketable securities	200,000
Purchase of fixed assets	(9,888)	(2,835)

Net cash used in investing activities	(409,888)	(2,835)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	119,117	2,171
Proceeds from issuance of common stock upon exercise of warrants	75,180	—
Proceeds from issuance of common stock in August 2003 private placement, net	4,495,729	—

Net cash provided by financing activities	4,690,026	2,171

Increase (decrease) in cash and cash equivalents	3,722,221	(1,405,684)
Cash and cash equivalents, beginning of period	1,125,054	1,849,009

Cash and cash equivalents, end of period	$4,847,275	$443,325

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

In January 1999, Cortex Pharmaceuticals, Inc. (“Cortex” or the “Company”) entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”). The agreement will enable Organon to develop and commercialize the Company’s AMPAKINE® technology for the treatment of schizophrenia and depression. In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier (“Servier”), in defined territories. The agreement, as amended to date, will enable Servier to develop and commercialize the Company’s AMPAKINE technology for the treatment of anxiety disorders and memory impairment associated with aging and neurodegenerative diseases such as Alzheimer’s disease (Note 2).

The Company is seeking collaborative arrangements with other pharmaceutical companies for other applications of the AMPAKINE compounds, under which such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to the technologies and products that the Company is developing. Competition for corporate partnering with major pharmaceutical companies is intense, with a large number of biopharmaceutical companies attempting to arrive at such arrangements. Accordingly, although the Company is in discussions with candidate companies, there is no assurance that an agreement will arise from these discussions in a timely manner, or at all, or that an agreement that may arise from these discussions will successfully reduce the Company’s longer-term funding requirements.

To supplement its existing resources, in addition to seeking licensing arrangements with other pharmaceutical companies, the Company may seek to raise additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all. If additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

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

Net Income (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the effect of additional common shares issuable upon exercise of outstanding stock options and warrants. In the computation of net loss per share, the effect of potentially issuable shares of common stock was not included because the effect would be anti-dilutive. The calculations of basic and diluted weighted average shares outstanding are as follows:

	Three months ended December 31,
	2003	2002
Numerator:
Net income (loss) applicable to common shares	$512,468	$(275,727)

Denominator:
Weighted average common shares — basic	20,639,530	16,853,662
Net effect of dilutive securities:
Stock options	2,137,972	—
Warrants	1,131,368	—

Weighted average common shares — diluted	23,908,870	16,853,662

Earnings (loss) per share:
Basic and diluted	$0.02	$(0.02)

Employee Stock Options and Stock-based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 148 requires disclosure of the effects of stock-based employee compensation on reported net income or loss and earnings or loss per share in annual and interim financial statements.

As permitted under SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for its employee stock options, given that the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. According to

APB 25, no compensation expense is recognized as the exercise price of the Company’s stock options generally equals the market price of the underlying stock on the date of grant.

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

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock plans under the fair value method. The fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for the three-month periods ended December 31, 2003 and 2002, respectively: weighted average risk-free interest rates of 2.2% and 2.8%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 106% and 97%; and a weighted average life of 4.8 years and 4.7 years.

For the six-month periods ended December 31, 2003 and 2002, respectively, the fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions: weighted average risk-free interest rates of 2.2% and 2.7%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 106% and 99%; and a weighted average life of 4.7 years and 4.2 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the vesting period of the options, resulting in the following pro forma information for the three-month and six-month periods ended December 31, 2003 and 2002:

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
Net income (loss), as reported	$512,468	$(275,727)	$(3,806,194)	$(950,132)
Stock-based employee compensation included in net income (loss)	(78,536)	—	4,308	51,900
Fair value of stock-based employee compensation	(153,174)	(100,989)	(295,987)	(250,636)

Pro forma net income (loss)	$280,758	$(376,716)	$(4,097,873)	$(1,148,868)
Net income (loss) per share, as reported:
Basic and diluted	$0.02	$(0.02)	$(0.20)	$(0.06)
Net income (loss) per share, pro forma:
Basic and diluted	$0.01	$(0.02)	$(0.21)	$(0.07)

For the six-month period ended December 31, 2002, stock-based employee compensation included in the reported net loss, as detailed above, represents charges recorded for the extended term of exercisability of stock options held by the Company’s former President and Chief Executive Officer, as part of his severance package. This extended term has since lapsed.

For the three-month and six-month periods ended December 31, 2003, stock-based employee compensation included in reported net income or loss, as detailed above, represents charges for previously re-priced stock options held by employees. The accounting for these re-priced stock options is described more fully immediately below.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (“FIN 44” or “the Interpretation”), “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25.” As required, the Company adopted FIN 44 on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Prior to release of FIN 44, in December 1998 the Company re-priced previously issued stock options to purchase approximately 970,000 shares of common stock to a price of $0.375 per share, which represented the fair market value of the common stock on the date of the re-pricing. The re-priced options were held by employees, directors and consultants to the Company. Of the options re-priced in December 1998, as of December 31, 2003 options to purchase approximately 253,000 shares of the Company’s common stock remained outstanding.

By adopting the Interpretation, the Company applies variable accounting for these options until such options are exercised or forfeited. Consequently, if the market price of the Company’s stock increases above $2.50 per share, the fair market value of the Company’s common stock on the date that it adopted FIN 44, the Company will recognize additional compensation expense that it otherwise would not have incurred.

Due to fluctuations in the market price of the Company’s common stock, for the three months ended December 31, 2003, the effect of applying FIN 44 was an increase in net income of $199,800, or $0.01 per share. For the three months ended December 31, 2002, applying FIN 44 had no impact on the Company’s net loss or the net loss per share.

For the six months ended December 31, 2003, the effect of applying FIN 44 was an increase in the net loss of $35,000, with no impact on net loss per share. For the six months ended December 31, 2002, applying FIN 44 had no impact on the Company’s net loss or the net loss per share.

Note 2 — Research and License Agreement with Les Laboratoires Servier

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Servier. The agreement will enable Servier to develop and commercialize Cortex’s proprietary AMPAKINE technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment (“MCI”), sexual dysfunction, and the dementia associated with multiple sclerosis and amyotrophic lateral sclerosis. The territory covered by the exclusive license excludes North America, allowing Cortex to retain commercialization rights in its domestic market. The territory covered by the agreement also excludes South America (except Argentina, Brazil and Venezuela), Australia and New Zealand. The agreement, as amended to date, includes an upfront payment by Servier of $5,000,000 and research support payments of approximately $2,000,000 per year through early December 2005 (subject to Cortex providing agreed-upon levels of research personnel and subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index). Cortex is eligible to receive milestone payments, based upon successful clinical development, plus royalty payments on sales in licensed territories.

Under the October 2002 amendment, Servier will provide Cortex with $4,000,000 of additional research support, in exchange for rights to the Company’s AMPAKINE compounds as a potential treatment for anxiety disorders in Servier’s licensed territories. The $4,000,000 will be paid in quarterly installments of $500,000 over a two-year period, beginning in October 2002.

Cortex had been recording revenue from Servier’s earlier $5,000,000 upfront payment over the three-year collaborative research phase included in the October 2000 agreement. With the subsequent amendments to the agreement, Cortex adjusted the period that the Company records the Servier licensing revenue to include the extended research term that ends in early December 2005.

Note 3 — Research and License Agreement with NV Organon

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with Organon. The agreement will enable Organon to develop and commercialize the Company’s proprietary AMPAKINE technology for the treatment of schizophrenia and depression.

In connection with the agreement, the Company received an upfront license payment of $2,000,000, and research support payments approximating $3,000,000 per year for the two years ended in mid-January 2001. The Company also has received $6,000,000 in milestone payments, including $2,000,000 received in December 2003 in order for Organon to retain its rights to the AMPAKINE technology in the depression field. Cortex remains eligible for additional milestone payments based upon further clinical development, and ultimately, royalties on worldwide sales.

Note 4 — Private Placement of Common Stock and Warrants

On August 21, 2003, the Company issued 3,333,334 shares of common stock to accredited investors in a private placement transaction for $1.50 per share, raising gross proceeds of $5,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $4.5 million. In connection with the transaction, the Company also issued five-year warrants to the investors to purchase up to an additional 3,333,334 shares of the Company’s common stock at an exercise price of $2.55 per share. The Company also issued warrants to two placement agents to purchase 30,000 and 83,061 shares of the Company’s common stock, respectively. The warrant to purchase 30,000 shares of the Company’s common stock has an exercise price of $1.50 per share and a five-year term. The warrant to purchase 83,061 shares of the Company’s common stock has an exercise price of $2.71 per share and a three-year term. All of the warrants issued in the transaction provide a call right in favor to the Company to the extent that the price per share of the Company’s common stock exceeds $6.00 per share for 13 consecutive trading days, subject to certain circumstances. The Company cannot exercise this call right prior to December 8, 2005.

Pursuant to the terms of the registration rights agreement entered into in connection with the transaction, within five calendar days following the date that the Company filed its Annual Report on Form 10-K, the Company was required to file, and did file, with the Securities and Exchange Commission (the “SEC”) a registration statement under the Securities Act of 1933, as amended, covering the resale of all of the common stock purchased and the common stock underlying the warrants, including the common stock underlying the placement agents’ warrants.

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

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” (EITF 00-19) and the terms of the warrants and the transaction documents, at the closing date, August 21, 2003, the fair value of the warrants was accounted for as a liability, with an offsetting reduction to additional paid-in capital received in the private placement. The warrant liability was reclassified to equity as of December 8, 2003, the effective date of the registration statement, evidencing the non-impact of these adjustments on the Company’s financial position and business operations.

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividends; risk-free interest rate of 3.37%; the contractual life of 5 years and volatility of 100%. The fair value of the warrants was estimated to be $5,000,000 on the closing date of the transaction. The fair value of the warrants was then re-measured at September 30, 2003 and estimated to be $8,833,000 with the increase in fair value due to the increase in the market value of the Company’s common stock. The increase in fair value of $3,833,000 from the transaction date to September 30, 2003 was recorded as a charge to other expense during the quarter ended September 30, 2003. The fair value of the warrants decreased by approximately $367,000 from September 30, 2003 to December 8, 2003, the date of effectiveness of the registration statement, and such decrease was recorded as a decrease to other expense in the Statement of Operations for the quarter ended December 31, 2003.

As stated above, the adjustments required by EITF 00-19 were triggered by the terms of the Company’s agreements for the private placement it completed in August 2003, specifically the potential penalties if the Company did not timely register the common stock underlying the warrants issued in the transaction. The related registration statement was declared effective by the SEC within the contractual deadline and the Company incurred no penalties. The adjustments for EITF 00-19 had no impact on the Company’s working capital, liquidity, or business operations.

Note 5 — Subsequent Event: Private Placement of Common Stock and Warrants

In January 2004, the Company issued 6,909,091 shares of common stock to accredited investors in a private placement transaction for $2.75 per share, raising gross proceeds of $19,000,000. In connection with the transaction, the Company also issued five-year warrants to the investors to purchase up to 4,490,910 shares of the Company’s common stock at an exercise price of $3.25 per share. The Company also issued two additional warrants to purchase 54,750 and 272,959 shares of the Company’s common stock, respectively, to two placement agents. The warrant to purchase 54,750 shares of the Company’s common stock has an exercise price of $2.75 per share and a five-year term. The warrant to purchase 272,959 shares of the Company’s common stock has an exercise price of $3.48 per share and a three-year term. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $17,500,000.

As required by the related agreements, the Company filed a registration statement with the SEC for the purpose of registering under the Securities Act of 1933 all of the shares of the Company’s common stock that were sold to the investors and the common stock underlying the warrants, including common stock underlying the placement agents’ warrants.

If the price per share of the Company’s common stock exceeds $7.50 per share for 13 consecutive trading days, the Company may call for the issued warrants, subject to certain circumstances. This call provision cannot be implemented by the Company prior to the first anniversary of the date that the registration statement referenced above is first declared effective by the SEC.

The Company will apply the accounting requirements of EITF 00-19 to this transaction during the quarter ended March 31, 2004.

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

About Cortex Pharmaceuticals

Cortex is engaged in the discovery and development of innovative pharmaceuticals for the treatment of neurodegenerative diseases and other neurological and psychiatric disorders. Since 1993, the Company’s primary efforts have been to develop products that affect the AMPA-type glutamate receptor, a complex of proteins that is involved in communication between nerve cells in the human brain. The Company is developing a family of chemical compounds, known as AMPAKINE® compounds, which enhance the activity of this receptor. The Company believes that AMPAKINE compounds hold promise for correcting deficits brought on by a variety of diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter.

The AMPAKINE program addresses large potential markets. The Company’s commercial development plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of AMPAKINE products for those indications that require sizable, expensive clinical trials and very large sales forces to achieve significant market penetration. At the same time, the Company plans to develop internally a selected set of indications, eligible for Orphan Drug status. These indications typically require more modest investment in the development stages, and involve a more concentrated sales force to reach selected medical centers and a limited number of medical specialists in the United States. If the Company is successful in the pursuit of this operating strategy, the Company may be in a position to contain its costs over the next few years, to maintain its focus on the research and early development of novel pharmaceuticals (where the Company believes that it has the ability to compete) and eventually to participate more fully in the commercial development of AMPAKINE products in the United States.

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

Revenue Recognition

The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”). SAB 101 provides guidance in applying accounting principles generally accepted in the United States to revenue recognition issues, and specifically addresses revenue recognition for upfront, nonrefundable fees received in connection with research collaboration arrangements.

In accordance with SAB 101, revenues from upfront fees from the Company’s collaborators are deferred and recorded over the term that it provides ongoing services. Similarly, research support payments are recorded as revenue as it performs the research under the related agreements. The Company records grant revenues as it incurs expenses related to the grant projects. All amounts received under collaborative research agreements or research grants are nonrefundable, regardless of the success of the underlying research.

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

Results of Operations

General

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”). The agreement will allow Organon to develop and commercialize the Company’s proprietary AMPAKINE® technology for the treatment of schizophrenia and depression. In connection with the agreement, the Company received a $2,000,000 upfront licensing payment and research support payments of approximately $3,000,000 per year for the two years ended in mid-January 2001.

The agreement with Organon also includes milestone payments based upon clinical development, plus royalty payments on worldwide sales. To date, Cortex has received milestone payments from Organon totaling $6,000,000, including a $2,000,000 milestone paid to Cortex in December 2003 in order for Organon to retain its rights to the AMPAKINE technology in the field of depression. For each milestone payment, Cortex recorded the related revenue upon achievement of the milestone.

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier (“Servier”). The agreement will allow Servier to develop and commercialize the Company’s AMPAKINE technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment (“MCI”), sexual dysfunction, and the dementia associated with multiple sclerosis and amyotrophic lateral sclerosis. The agreement, as amended, includes an upfront payment by Servier of $5,000,000 and research support payments of approximately $2,000,000 per year through early December 2005 (subject to Cortex providing agreed-upon levels of research personnel). The agreement also includes milestone payments, plus royalty payments on sales in licensed territories.

In October 2002, in exchange for an additional $4,000,000 of research support, Servier expanded its rights to the AMPAKINE compounds to include the field of anxiety disorders, in its licensed territories. The $4,000,000 will be paid in quarterly installments of $500,000 over a two-year period, beginning in October 2002.

From inception (February 10, 1987) through December 31, 2003, the Company has sustained losses aggregating $45,863,000. Continuing losses are anticipated over the next several years. During that time, the Company’s ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovative Research (“SBIR”) grants, research support payments from the collaboration with Servier and by possible milestone payments from Organon and Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company’s operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will be dependent upon the successful introduction of a new product into the North American market from its internal development, as well as the successful commercial development of its products by Organon, Servier or its other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months and Six Months ended December 31, 2003 and 2002

For the three months ended December 31, 2003, net income of $512,000 compares with a net loss of $276,000 for the corresponding prior year period. For the six months ended December 31, 2003, the net loss of $3,806,000 compared to a net loss of $950,000 for the corresponding prior year period.

Research revenues for the three months and six months ended December 31, 2003 include a $2,000,000 milestone received under the agreement with Organon. The related agreement required this payment in order for Organon to retain its rights to the Company’s AMPAKINE technology in the field of depression. Grant revenues for the three months and six months ended December 31, 2003 decreased relative to the corresponding prior year periods due to decreased expenses for the schizophrenia and stroke projects.

Research and development expenses for the three-month period ended December 31, 2003 increased from $840,000 to $1,788,000, or by 113% compared to the corresponding prior year period. For the six-month period ended December 31, 2003, research and development expenses increased from $1,956,000 to $2,929,000, or by 50%, compared to the corresponding prior year period. For both periods, the increase primarily included preclinical expenses to advance the second generation AMPAKINE compound, CX717, along with technology access fees related to the Organon milestone. In 1993, Cortex licensed the AMPAKINE technology from the University of California. Under the related agreement, Cortex is required to remit a portion of certain remuneration received in connection with sublicensing agreements. When Organon paid Cortex the $2,000,000 milestone in December 2003, it triggered a technology access fee to the University of California.

General and administrative expenses for the three-month period ended December 31, 2003 increased from $821,000 to $1,309,000, or by 59% compared to the corresponding prior year period. For the six-month period ended December 31, 2003, general and administrative expenses increased from $1,509,000 to $1,984,000, or by 31%, compared to the corresponding prior year period. For both periods, the increase reflected non-cash stock compensation charges related to the vesting of warrants issued earlier in connection with a professional services agreement. These charges were partially offset by reduced salary-related expenses, representing severance costs in the prior year period to the Company’s former President and Chief Executive Officer.

Other expenses for the three-month and six-month periods ended December 31, 2003 represent the change in the estimated value of warrants issued in connection with the private equity financing in August 2003, as explained more fully in Note 4 to the Financial Statements. For the three-month period ended December 31, 2003, the change in estimated value of the warrants resulted in other income (non-cash) during the period of $345,000. For the six-month period ended December 31, 2003, the change in estimated value of the warrants resulted in non-cash charges of $3,499,000.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Liquidity and Capital Resources

Sources

From inception (February 10, 1987) through December 31, 2003, Cortex has funded its organizational and research and development activities primarily through the issuance of equity securities, funding related to collaborative agreements and net interest income.

Research and licensing payments received in connection with the January 1999 agreement with Organon totaled $13,880,000 as of December 31, 2003. This amount includes a $2,000,000 milestone payment to Cortex in December 2003 in order for Organon to retain its rights to the Company’s AMPAKINE technology in the field of depression. Under the terms of the agreement, the Company may receive additional milestone payments based on further clinical development of the licensed technology and, ultimately, royalties on worldwide sales.

Under the agreement with Servier signed in October 2000, as amended, Cortex received research and licensing payments of $13,702,000 through December 31, 2003. The agreement, as amended, currently provides research support of approximately $2,000,000 per year through early December 2005. The agreement also includes milestone payments based upon successful clinical development and royalties on sales in licensed territories. Beginning in October 2002, Servier agreed to provide the Company an additional $4,000,000 of research support, to be paid in quarterly installments of $500,000 over a two-year period ending in early October 2004.

In October 2000, the Company received notice of a Phase II SBIR award from the National Institutes of Health. The award, as extended, will provide up to $1,074,000 over a four-year period and will support the Company’s research of its AMPAKINE compounds as a potential new therapy for stroke. As of December 31, 2003, Cortex has received approximately $730,000 related to this grant award.

In October 2001, the Company received notice of a second Phase II SBIR award from the National Institutes of Health. This award, as extended, will provide up to $770,000 over a three-year period. The award will allow Cortex to follow-up on previously reported clinical tests of the AMPAKINE CX516 as a combination therapy for schizophrenia. Earlier tests were encouraging, with AMPAKINE-treated patients showing improvement in a number of clinical and neurocognitive scores. As of December 31, 2003, Cortex has received approximately $500,000 in connection with this grant award.

In August 2003, the Company completed a private placement of an aggregate of 3,333,334 shares of its common stock at $1.50 per share and five-year warrants to purchase up to an additional aggregate of 3,333,334 shares at an exercise price of $2.55 per share. See Note 4 to Financial Statements. The Company received approximately

$4,500,000 in net proceeds from the private placement. The warrants are subject to a call right in favor of the Company to the extent that the closing price of the Company’s common stock exceeds $6.00 per share for any thirteen consecutive trading day period following December 8, 2005. In January 2004, the Company received proceeds of approximately $870,000 from the exercise of warrants issued in connection with this private placement. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $7,630,000 of additional capital.

In January 2004, the Company completed a private placement of an aggregate of 6,909,091 shares of its common stock at $2.75 per share and five-year warrants to purchase up to an additional aggregate of 4,490,910 shares at an exercise price of $3.25 per share. See Note 5 to Financial Statements. The Company received approximately $17,500,000 in net proceeds from the private placement. The warrants are subject to a call right in favor of the Company to the extent that the closing price of the Company’s common stock exceeds $7.50 per share for any thirteen consecutive trading day period after the first anniversary of the date that the registration statement filed pursuant to the terms of the private placement is first declared effective by the Securities and Exchange Commission. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $14,600,000 of additional capital.

Cash Proceeds

As of December 31, 2003, the Company had cash, cash equivalents and marketable securities totaling $5,247,000, accounts receivable of $678,000 and working capital of $3,947,000. In comparison, as of June 30, 2003, the Company had cash and cash equivalents of $1,125,000, accounts receivable of $428,000 and a working capital deficit of $1,505,000. The increases in cash and working capital primarily reflect approximately $4,500,000 of net proceeds from the private placement of the Company’s common stock and warrants in August 2003.

As of December 31, 2003 and June 30, 2003, current liabilities included approximately $412,000 and $988,000, respectively, of deferred revenue relating to the Company’s $5,000,000 non-refundable, upfront payment from Servier in October 2000. In accordance with SAB No. 101, the revenue related to the upfront fee is being amortized over the collaborative research phase that ends, as extended, in early December 2005.

Commitments

The Company leases approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2004. The remaining commitments under the lease agreement for the year ending June 30, 2004 total $125,000. The Company is currently evaluating whether to renew its current lease or to pursue other leasing opportunities.

Additionally, the Company is committed to pay $490,000 for sponsored research and other remuneration to academic institutions, all of which is payable over the next twelve months.

In June 2000, the Company received $247,000 from the Institute for the Study of Aging (the “Institute”), which partially offset the Company’s limited costs for its testing in patients with MCI. Most of the related costs for the testing were paid by the Company’s partner, Servier. Provided that Cortex complies with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance shall not be required unless Cortex enters an AMPAKINE compound into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Staffing

As of December 31, 2003, Cortex had 20 full-time research and administrative employees. Cortex anticipates a modest increase in the number of its full-time employees within the coming year.

As indicated earlier, the Company is currently evaluating whether to relocate its administrative and research facilities. In the event of such relocation, Cortex may require investments in plant or equipment during the next twelve months.

Outlook

Cortex anticipates that its cash, cash equivalents and marketable securities, the net proceeds from its January 2004 private placement and the scheduled research support payments from its agreements with Servier will be sufficient to satisfy its capital requirements through calendar year 2006. The Company believes that additional funds will be required to continue operations beyond that time. Cortex may receive additional milestone payments from the Organon and Servier agreements. However, there is no assurance that the Company will receive such milestone payments from Organon or Servier within the desired timeframe, or at all.

In order to provide for its longer-term capital requirements, the Company is presently seeking additional collaborative or other arrangements with larger pharmaceutical companies. Under these agreements, it is intended that such companies would provide capital to the Company in exchange for an exclusive or non-exclusive license or other rights to certain of the technologies and products that the Company is developing. Competition for such arrangements is intense, however, with a large number of biopharmaceutical companies attempting to secure alliances with more established pharmaceutical companies. Although the Company has been engaged in discussions with candidate companies, there is no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company’s longer-term funding requirements.

Because there is no assurance that the Company will secure additional corporate partnerships, the Company may seek to raise additional capital through the sale of debt or equity securities. There is no assurance that funds will be available on favorable terms, or at all. If equity securities are issued to raise additional funds, dilution to existing stockholders is likely to result. Such additional capital would, more importantly, enhance the ability of Cortex to achieve significant milestones in its efforts to develop the AMPAKINE technology.

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

The Company’s exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of the Company’s financial instruments are fixed rate, short-term investments in government and corporate notes and bonds. Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. The Company manages interest rate risk on its investment portfolio by matching scheduled investment maturities with its cash requirements. As of December 31, 2003, the Company’s investment portfolio had a fair value and carrying amount of approximately $400,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2003, the resulting decline in the fair value of fixed rate bonds held within the portfolio would not be material to the Company’s financial position, results of operations and cash flows.

The Company’s borrowing consists of its advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that Cortex enters an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of December 31, 2003, the principal and accrued interest of the advance amounted to $273,000.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as appropriate, to allow timely decisions regarding required disclosure.

The Company performed an evaluation, under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information required to be included in the Company’s periodic filings under the Exchange Act.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On January 7, 2004, the Company completed a private placement with 48 accredited investors and raised an aggregate of $17,500,000 in proceeds, after deduction of the placement and other fees related to the sale. Pursuant to the terms of the private placement, the Company issued an aggregate of 6,909,091 shares of the Company’s common stock at $2.75 per share and warrants to purchase up to an additional aggregate of 4,490,910 shares. The warrants have an exercise price of $3.25 per share and a five-year term. In connection with the private placement, the Company also issued two additional warrants to purchase 54,750 and 272,959 shares of the Company’s common stock, respectively, to two placement agents. The warrant to purchase 54,750 shares of the Company’s common stock has an exercise price of $2.75 per share and a five-year term. The warrant to purchase 272,959 shares of the Company’s common stock has an exercise price of $3.48 per share and a three-year term.

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

Item 4. Submission of Matters to a Vote of Security Holders

On December 9, 2003, the Company held its Annual Meeting of Stockholders, with stockholders holding 17,305,353 shares of common stock (representing 83.85% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act. Robert F. Allnutt, Charles J. Casamento, Carl W. Cotman, Ph.D., Peter F. Drake, Ph.D., M. Ross Johnson, Ph.D. and Roger G. Stoll, Ph.D. were listed as management’s nominees in the proxy statement and were elected as directors at the meeting. The votes for each nominee were as follows:

Name	Number of Affirmative Votes	Number of Votes Withheld
Robert F. Allnutt	17,091,434	213,919
Charles J. Casamento	17,133,084	172,269
Carl W. Cotman, Ph.D.	17,035,143	270,210
Peter F. Drake, Ph.D.	17,228,314	77,039
M. Ross Johnson, Ph.D.	17,129,514	175,839
Roger G. Stoll, Ph.D.	17,139,810	165,543

At the meeting, the Company also sought approval of an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock from 30,000,000 to 50,000,000. This proposal was approved with 16,890,531 affirmative votes. There were 371,407 negative votes and 43,415 abstentions.

The Company also sought the ratification of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 2004. This proposal was approved by 17,222,630 affirmative votes. There were 65,125 negative votes and 17,598 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment on June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, and by Certificate of Designation filed June 4, 1997, by Certificate of Amendment of Restated Certificate of Incorporation filed December 21, 1998, and by Certificate of Designation filed February 11, 2002, incorporated by reference to Exhibit 3.1 of the Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.
3.3	Certificate of Amendment of Restated Certificate of Incorporation filed December 15, 2003.
10.31	License Agreement dated June 25, 1993, as amended May 28, 2003, between the Company and the Regents of the University of California. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).
10.77	Amendment dated December 16, 2003 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2003. However, the Company furnished the press release announcing its financial results for the fiscal quarter ended September 30, 2003 to the Securities and Exchange Commission in a report on Form 8-K dated November 12, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

February 12, 2004	By:	/s/ MARIA S. MESSINGER

Maria S. Messinger Vice President and Chief Financial Officer; Corporate Secretary (Chief Accounting Officer)