Form 10-K/A
period 2003-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2004-03-02
CIK 849636

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

The number of outstanding shares of the registrant’s common stock as of September 15, 2003 was 20,639,526.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) supplements the Annual Report on Form 10-K for Cortex Pharmaceuticals, Inc. for the fiscal year ended June 30, 2003, as amended to date (the “Report”), by revising certain information contained in Items 1, 8 and 15 of the Report, and in Notes 1, 5 and 7 to the consolidated financial statements, and also attaches Exhibits 23.1, 31.1 and 31.2. No further revisions have been made to the previously filed Report.

		Page

PART I

Item 1.	Business	2

PART II

Item 8.	Financial Statements and Supplementary Data	24

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	24

Signatures		S-1

Financial Statements		F-1

Exhibit Index and Exhibits		EXH-1

(Attached to this Amendment No. 2)

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

Cortex Pharmaceuticals, Inc. (“Cortex” or the “Company”) was organized in 1987 to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurodegenerative diseases and other neurological and psychiatric disorders. Since 1993, the primary effort at Cortex has been to develop products that affect the AMPA-type glutamate receptor, a complex of proteins that is involved in communication between nerve cells in the human brain. Cortex is developing a family of chemical compounds known as AMPAKINE®compounds that enhance the activity of this receptor. Cortex believes that AMPAKINE compounds hold promise for correcting deficits brought on by a variety of diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter.

The AMPAKINE program addresses large potential markets. In 2001, on a worldwide basis these markets represented sales in excess of $40 billion. The Company’s commercial development plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of its proposed products for those indications that require sizable, expensive Phase III clinical trials — and very large sales forces to achieve significant market penetration. At the same time, Cortex plans to develop internally a selected set of indications, many of which will allow it to apply for “Orphan Drug” status. Such designation within the Food and Drug Administration is usually applied to products where the number of patients in the given disease category is less than 200,000 per year. These indications typically require more modest investment in the development stages, follow a quicker regulatory path, and involve a more concentrated sales reach to a few, selected medical centers in the United States. If the Company is successful in the pursuit of this operating strategy, it may be able to apply for a product registration for at least one Orphan Drug indication within a four year time frame. Cortex will continue to seek at least one more significant license agreement with a larger pharmaceutical company, while the Company prepares itself for potential entrance into the pharmaceutical market with its own product.

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

Cortex is a development stage company and faces a number of risks in moving its technology through research, development and commercialization. Since its inception in 1987, the Company has never had revenues from commercial sales, has never been profitable on an annual basis and has incurred net losses approximating $45,863,000. Cortex does not anticipate profitability in the short term and will continue to require external funding, either from the private or public equity markets or from corporate partners and licenses of the Company’s technology. Even if the Company obtains funding, the pharmaceutical development and approval process is protracted and often the new drug candidates of companies such as Cortex’s fail in clinical trials. Even after approval, the success of a new drug is dependent on patient, physician and payor acceptance. Further, at any stage, the Company’s competitors may develop and market superior drugs or assert intellectual property rights that impair the Company’s ability to commercialize its drugs. As of yet, Cortex has not obtained FDA approval to market any of its products. All of these risks, and others, are described in “Risk Factors” starting on page 18.

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

In October 2000, the Company entered into a research collaboration and an exclusive license agreement with Servier. The agreements will enable Servier to develop and commercialize Cortex’s proprietary AMPAKINE technology for the treatment of declines in cognitive performance associated with aging and of neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer’s disease, MCI, sexual dysfunction, and the dementia associated with multiple sclerosis and Amyotrophic Lateral Sclerosis. The territory covered by the exclusive license excludes North America, allowing Cortex to retain commercialization rights in its domestic market. The territory covered by the agreement also excludes South America (except Argentina, Brazil and Venezuela), Australia and New Zealand. The agreement includes an up-front payment by Servier of $5,000,000, research support payments of approximately $2,000,000 per year through early December 2005 (subject to annual increases) and milestone payments, plus royalty payments on product sales, if any, in licensed territories. In October 2002, Servier agreed to provide Cortex an additional $4,000,000 of research support over a two-year period, in exchange for rights to the Cortex AMPAKINE compounds for the potential treatment of anxiety disorders, in Servier’s licensed territories.

See “Risk Factors — We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” for a discussion of certain risks related to the development and commercialization of our products, including, without limitation, risks related to our clinical trials.

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

Together with Servier, Cortex conducted a cross-national study of the AMPAKINE technology as a potential treatment for MCI. This study was designed and conducted by a joint Cortex and Servier clinical team, in consultation with an International Scientific Advisory Committee (ISAC). A separate independent data safety monitoring board, commissioned by Cortex, monitored the safety aspects of this study in a blinded fashion for severe adverse events. The diagnostic procedures, as well as the primary and secondary outcome measures, were agreed upon by the ISAC composed of neurological experts and a prominent statistician from academic institutions in the United States and Europe. The majority of the study costs were funded by Servier, with initial funding provided by the Institute for the Study of Aging, a non-profit foundation supported by the Estee Lauder Trust.

The Phase II study began enrollment in March 2002 in the United States and several months later in five European countries. The last patient completed the study in mid-August 2003.

This cross-national study used a randomized, double-blind, placebo-controlled, fixed-dose of CX516 with an objective of evaluating the efficacy and safety of the compound in patients with MCI. There were a total of 9 investigative sites in the United States and 22 sites across France, Belgium, the United Kingdom, Sweden and the Netherlands, making a total of 31 sites. One hundred seventy-five patients met the entry criteria for MCI and were randomized to receive CX516 (n = 84) or placebo (n = 91). Each patient received a fixed dose of three capsules of 300 mg of CX516 (900 mg) three times a day (2700 mg), or matching placebo capsules.

CX516 failed to meet the study’s primary endpoint, improvements in the 15-item word list delayed recall. However, a subset review of the patients with the worst baseline memory impairment (the worst 25% of the patient population), showed substantial improvement with CX516 versus placebo on the 15- item word list delayed recall test. A review of the safety data showed a significant difference in patient withdrawals in the active treatment group, primarily due to gastrointestinal side effects, when compared to the placebo group. While there were a substantial number of adverse events in the active treatment group, only the gastrointestinal side effects were significantly different from those side effects attributed to the placebo group. There were no treatment-related serious adverse events in either the placebo or CX516 groups.

CX516 has a half-life of less than one hour and very low potency, making improvement in the primary endpoint for this study a difficult objective to achieve. This study was designed as a “real world” trial with dosages taken by patients who were ambulatory and at home. Consequently, when the patients would return to the clinic, the clinician could not control the elapsed time between dosing and the testing evaluations. Normally this may not have been a significant issue, given that upon multi-dosing, most drugs will reach an equilibrium, steady-state level in the therapeutic blood level range after a few days of dosing. However, with the very short half-live of CX516, such equilibrium levels likely were not achieved. The low potency of CX516 was affirmed in a recently completed primate study by Dr. Sam Deadwyler, Professor and Vice Chairman of the Department of Physiology and Pharmacology at Wake Forest University School of Medicine, which suggests that CX516 did not show any significant activity in their primate behavioral model of short term memory until the dose exceeded 20 mg/Kg. The dosage utilized in the cross-national MCI study was approximately 12 mg/Kg.

Neither Cortex nor Servier views the results from this MCI study as an indication that the AMPAKINE technology is flawed. Both companies have a large number of compounds with much greater potency and longer pharmacokinetic half-lives, which will be more appropriate for clinical development than the “proof of concept” compound, CX516. Both companies are proceeding diligently with the clinical development of two other AMPAKINE drugs, CX717 from Cortex and S-18986 from Servier.

Based on the Company’s animal and clinical studies, Cortex believes that CX516 is a short acting drug that requires multiple administrations of relatively high doses per day to achieve and maintain the desired therapeutic effect. Therefore, Cortex does not intend to commercialize this compound. There are currently other studies underway with CX516 in fragile X syndrome, Alzheimer’s disease and schizophrenia (as a combination with anti-psychotics). The Company is working with these investigators to reach a decision on how these clinical trials should proceed.

See “Risk Factors — We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” for a discussion of certain risks related to the development and commercialization of our products, including, without limitation, risks related to our clinical trials.

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

The agreement with Organon provided an up-front payment of $2,000,000 and research support payments of approximately $3,000,000 per year for two years. The agreement also includes milestone payments and royalty payments on worldwide product sales, if any. Cortex believes that the agreement with Organon will provide an accelerated program to bring the AMPAKINE technology to market for schizophrenia and depression, if proven safe and effective in clinical trials.

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

See “Risk Factors — We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” for a discussion of certain risks related to the development and commercialization of our products, including, without limitation, risks related to our clinical trials.

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

See “Risk Factors — We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” for a discussion of certain risks related to the development and commercialization of our products, including, without limitation, risks related to our clinical trials.

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

See “Risk Factors — We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” for a discussion of certain risks related to the development and commercialization of our products, including, without limitation, risks related to our clinical trials.

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

See “Risk Factors — We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” for a discussion of certain risks related to the development and commercialization of our products, including, without limitation, risks related to our clinical trials.

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

Dr. Sam Deadwyler, Professor and Vice Chairman, Department of Physiology and Pharmacology at Wake Forest University School of Medicine, as part of a grant received from the Defense Advanced Research Projects Agency (“DARPA”) has studied the effects of sleep deprivation on cognitive performance and associated brain imaging changes in primates (to be published). Primates were trained to a high level of successful performance in a visual delayed-match-to-sample task. The animals were then individually sleep-deprived for 30-36 hours before being re-tested. Performance accuracy on the task was significantly reduced by 15-25%, and reaction times slowed by at least 50% in all monkeys as a result of the sleep deprivation. In a previous study using this model, Cortex’s AMPAKINE CX516 completely reversed the effects of sleep-deprivation on performance at a dose of 40 mg/Kg.

Based upon these results, the Company initiated a single dose, double blind, placebo controlled, crossover design clinical study to test the ability of selected doses of CX516 or placebo to partially reverse the effects of sleep deprivation in young healthy adult male volunteers after 31 hours without sleep. Funded by DARPA, this study was performed in July 2003 at the Medical University of South Carolina by Dr. Mark S. George, Distinguished Professor of Psychiatry, Radiology and Neurology. Each of the 10 young healthy men were administered three doses of CX516, 10 mg/Kg, 20 mg/Kg and 30 mg/Kg. While CX516 showed a positive dose-related response on performance deficits, the 30 mg/Kg dose produced approximately a 30% improvement on performance after sleep deprivation. In Dr. Deadwyler’s primate study, 40mg/Kg of CX516 were required to totally reverse the effects of sleep deprivation. In this first “proof of concept” study with CX516 in sleep deprivation, there was a favorable safety profile with no serious adverse events.

In November 2003, at the Annual Society of Neuroscience Meeting, Dr. Deadwyler reported the results from a new sleep deprivation study in primates with the more potent AMPAKINE CX717. The results suggested that with CX717, a single dose of 0.5 to 1.5 mg/Kg produced an optimal response on short term memory, which would be the equivalent of approximately 75-100 mg per day in an elderly patient. Cortex has accelerated its development of CX717 and anticipates initiating clinical development of this compound beginning in the second calendar quarter of 2004.

Expansion to the use of AMPAKINE compounds to the treatment of narcolepsy may be possible. Narcolepsy represents an Orphan Drug indication that would reduce both the cost and time to market for a potential therapeutic agent from Cortex.

See “Risk Factors — We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” for a discussion of certain risks related to the development and commercialization of our products, including, without limitation, risks related to our clinical trials.

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

Competition

The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including both major pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to those of Cortex. A large number of drugs intended for the treatment of Alzheimer’s disease, MCI, schizophrenia, depression, ADHD and other neurological and psychiatric diseases and disorders are on the market or in the later stages of clinical testing. For example, approximately 15 drugs are in development in the U.S. for schizophrenia and over 25 drugs are under clinical investigation in the U.S. for the treatment of Alzheimer’s disease. Some of the Company’s competitors have substantially greater financial and other resources and larger research and development staffs. Larger pharmaceutical company competitors also have significant experience in preclinical testing, human clinical trials and regulatory approval procedures.

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

Risks related to our business

We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

Since our formation on February 10, 1987 through December 31, 2003, we have generated only modest operating revenues and we have incurred net losses approximating $45,863,000. For the fiscal years ended June 30, 2001, 2002 and 2003, and the six-month period ended December 31, 2003, our net losses amounted to $2,673,000, $983,000, $1,175,000, and $3,806,000, respectively. As of December 31, 2003, we had an accumulated deficit of approximately $47,895,000. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. It is possible that we will never achieve profitable operations.

We will need additional capital in the future and, if it is not available on terms acceptable to us, or at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.

We will require substantial additional funds to advance our research and development programs and continue our operations, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products. Based on our current operating plan, including planned clinical trials and other product research and development costs, we estimate that our existing cash resources, including committed sources of funding from Servier, will be sufficient to meet our requirements through calendar year 2006. However, we believe that we will require additional capital to fund on-going operations beyond that time. Additional funds may result from milestone payments related to our agreements with Organon and Servier, although there is no assurance that we will receive milestone payments from Organon or Servier within the desired timeframe, or at all.

Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

•	the results of our clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the ability to obtain funding under contractual and licensing agreements;

•	the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property; and

•	our success in entering into collaborative relationships with other parties.

To finance our future activities, we may seek funds through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. We cannot say with any certainty that we will be able to obtain the additional needed funds on reasonable terms, or at all. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If we issued preferred equity or debt securities, these securities could have rights superior to holders of our common stock, and could contain covenants that will restrict our operations. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies, product candidates or products that we otherwise would not relinquish. If adequate funds are not available, we could lose our key employees and might have to delay, scale back or eliminate one or more of our research and development programs, which would impair our future prospects. In addition, we may be unable to meet our research spending obligations under our existing licensing agreements and may be unable to continue our business operations.

Our products rely on licenses from the Regents of the University of California, and if we lose access to these technologies, our business would be substantially impaired.

Under our agreements with the Regents of the University of California, we have exclusive rights to AMPAKINE® compounds for all applications for which the University has patent rights, other than endocrine modulation, and the treatment of sexual dysfunction in North and South America.

Our rights to the AMPAKINE compounds are secured by patents or patent applications owned wholly by the University or by the University as a co-owner with us. Our existing agreements with the University require the University to prepare, file, prosecute and maintain patent applications related to our licensed rights at our expense. Such agreements also require us to make certain minimum annual payments, meet certain milestones or diligently seek to commercialize the underlying technology.

Under our agreements, we are required to make minimum annual royalty payments approximating $75,000. Separately, we are required to spend a minimum of $750,000 per year to advance the AMPAKINE compounds during the three years ending in May 2006. At the end of May 2006, our spending requirements will decrease to $250,000 per year, and will continue at that level until we begin marketing an AMPAKINE compound.

The commercialization efforts in the agreements require us to initiate human clinical testing of an AMPAKINE compound, other than CX516, by July 2005, and to file for regulatory approval of an AMPAKINE compound during October 2007. Although we currently are in compliance with our obligations under the agreements, including minimum annual payments and diligence milestones, our failure to meet any of these requirements could allow the University to terminate that particular agreement. We believe our relationship with the University is good.

We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies.

The development of AMPAKINE products is subject to the risks of failure commonly experienced in the development of products based upon innovative technologies and the expense and difficulty of obtaining approvals from regulatory agencies. Drug discovery and development is time consuming, expensive and unpredictable. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. Additionally, according to MedAd News, only one compound in the pharmaceutical industry generally reaches the market for every 13 discovered and placed in preclinical trials. In the fields that we target, approximately one in five compounds placed in clinical trials generally reaches the market. All of our proposed products are in the preclinical or early clinical stage of development and will require significant additional funding for research, development and clinical testing before we are able to submit them to any of the regulatory agencies for clearances for commercial use. Our AMPAKINE compound, CX516, has undergone considerable clinical trials, some of which are continuing. This compound has a short half-life and is weaker than our newer AMPAKINE compounds and we have concluded that we will not further develop CX516, although we may be required to complete and report on some of the ongoing clinical trials on that compound.

The process from discovery to development to regulatory approval can take several years and drug candidates can fail at any stage of the process. Late stage clinical trials often fail to replicate results achieved in earlier studies. Historically, in our industry more than half of all compounds in development failed during Phase II trials and 30% failed during Phase III trials. We cannot assure you that we will be able to complete successfully any of our research and development activities. Even if we do complete them, we may not be able to market successfully any of the products or be able to obtain the necessary regulatory approvals or assure that healthcare providers and payors will accept our products. We also face the risk that any or all of our products will not work as intended or that they will be unsafe, or that, even if they do work and are safe, that our products will be uneconomical to manufacture and market on a large scale. Due to the extended testing and regulatory review process required before we can obtain marketing clearance, we do not expect to be able to commercialize any therapeutic drug for several years, either directly or through our corporate partners or licensees.

A significant percentage of our revenues come from our agreements with Organon and Servier, and if either or both agreements were terminated, our revenues could be impaired.

We are dependent on future payments from Organon and Servier to continue the development and commercialization of our AMPAKINE technology for the relative sub-licensed indications. Under the agreement with Organon that we entered in January 1999, the collaborative research phase ended in January 2001. Organon has primary responsibility for developing and commercializing AMPAKINE compounds for use in the treatment of schizophrenia and depression. Through December 31, 2003 we have received $8,000,000 in up-front and milestone payments and approximately $6,000,000 in research support payments. The agreement includes additional milestone payments, plus royalty payments on products sold, if any, on a worldwide basis. Under the terms of the agreement, Organon has the right to terminate the agreement upon four-months’ prior notice. Such termination may have negative effects on our stock price and could impact our ability to achieve other licensing arrangements on acceptable terms, or at all.

Under the agreement with Servier that we entered into in October 2000, as amended to date, we share the research efforts. Servier has primary responsibility for developing and commercializing AMPAKINE compounds for use in the treatment of memory impairment associated with aging, and of neurodegenerative diseases such as Alzheimer’s disease. Through December 31, 2003, we have received an up-front payment of $5,000,000 and research support payments of approximately $8,700,000. Under the October 2000 agreement, as amended to date, we currently receive approximately $2,115,000 per year (subject to us providing agreed-upon levels of research) and Servier is obligated to continue this level of support until early December 2005. Under the October 2002 amendment, we currently receive an additional $2,000,000 per year, which Servier is obligated to continue until October 2004. The agreement includes milestone payments, plus royalty payments on product sales, if any, in licensed territories. We do not anticipate that we will receive any milestone payments from Servier during the fiscal year ending June 30, 2004. Under the terms of the agreement, Servier has the right to terminate the agreement in the case of a merger or acquisition involving us and a third party. Servier also has the right to terminate the agreement upon six-months’ prior notice at any time after the research phase of the collaboration. In addition, Servier has the right to terminate the related research and development in the event that we materially breach the agreement.

As described above, each of our agreements with Organon and Servier provides us with the opportunity to receive future milestone payments upon the achievement of certain milestones. In the event that all of the milestones set forth in such agreements are met, we estimate that we could collectively receive up to an additional aggregate of $30,000,000 in future milestone payments. However, we cannot assure you that we will be able to meet all or any of the specified milestones, in which case we would not receive the corresponding future milestone payments.

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

In connection with our efforts to secure corporate partners, we will seek to retain certain co-promotional rights to our proposed products. These co-promotional rights will allow us to market our products to selected medical specialists while our corporate partner markets our products to the general medical market. We cannot assure you that we will be able to enter into any partnering arrangements on this or any other basis. In addition, we cannot assure you that we, Organon, Servier or our prospective corporate partners, can successfully introduce our proposed products. We also face the risks that our products will be rejected by patients, health care providers or insurance companies, or that our products cannot be manufactured and marketed at prices that would permit us to operate profitably. Additionally, we plan to develop certain compounds for selected smaller indications referred to previously as Orphan Drugs. We may or may not be successful in getting the appropriate clinical results and obtaining approval to market our compounds for these indications in the United States.

If we are unable to maintain our relationships with academic consultants and the University of California, Irvine, our business could suffer.

We depend upon our relationships with academic consultants, particularly Dr. Gary S. Lynch of the University of California, Irvine. Dr. Lynch plays a key role in guiding our research. In addition, we sponsor preclinical research in Dr. Lynch’s laboratories at the University of California, Irvine that is part of our product development and corporate partnering profile. If our relationship with Dr. Lynch or the University of California, Irvine, is disrupted, our AMPA- receptor research program could be adversely affected. The term of our consulting agreement with Dr. Lynch commenced in November 1987 and will continue until terminated by either party to the agreement upon at least 60 days’ prior written notice to the other party. Our agreements with our other consultants are generally also terminable by the consultant on short notice.

Risks related to our industry

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

We may be subject to potential product liability claims. One or more successful claims brought against us could materially impact our business and financial condition.

The clinical testing, manufacturing and marketing of our products may expose us to product liability claims. We maintain liability insurance with coverage limits of $5 million per occurrence and $5 million in the annual aggregate. We have never been subject to a product liability claim, and we require each patient in our clinical trials to sign an informed consent agreement that describes the risks related to the trials, but we cannot assure you that the coverage limits of our insurance policies will be adequate or that one or more successful claims brought against us would not have a material adverse effect on our business, financial condition and result of operations. Further, if one of our AMPAKINE compounds is approved by the FDA for marketing, we cannot assure you that adequate product liability insurance will be available, or if available, that it will be available at a reasonable cost. Any adverse outcome resulting from a product liability claim could have a material adverse effect on our business, financial condition and results of operations.

We face intense competition that could result in products that are superior to the products that we are developing.

Our business is characterized by intensive research efforts. Our competitors include many companies, research institutes and universities that are working in a number of pharmaceutical or biotechnology disciplines to develop therapeutic products similar to those we are currently investigating. For example, the Pharmaceutical Research and Manufacturers of America estimates that more than 100 pharmaceutical and biotechnology companies are conducting research in the field of neurological disorders, with over 25 drugs under clinical investigation in the United States for the treatment of Alzheimer’s disease. Virtually all of the major multinational pharmaceutical companies have active projects in these areas. Most of these competitors have substantially greater financial, technical, manufacturing, marketing, distribution and/or other resources than we do. In addition, many of our competitors have experience in performing human clinical trials of new or improved therapeutic products and obtaining approvals from the FDA and other regulatory agencies. We have no experience in conducting and managing later-stage clinical testing or in preparing applications necessary to obtain regulatory approvals. Accordingly, it is possible that our competitors may succeed in developing products that are safer or more effective than those that we are developing and may obtain FDA approvals for their products faster than we can. We expect that competition in this field will continue to intensify.

We may be unable to recruit and retain our senior management and other key technical personnel on whom we are dependent.

We are highly dependent upon key management and technical personnel and currently do not carry any insurance policies on such persons. In particular, we are highly dependent on our Chairman, President and Chief Executive Officer, Roger G. Stoll, Ph.D., and our Senior Vice President, Pharmaceutical Research, Gary A. Rogers, Ph.D., both of whom have entered into employment agreements with us. Competition for qualified employees among pharmaceutical and biotechnology companies is intense. The loss of any of our key management or technical personnel, or our inability to attract, retain and motivate the additional highly-skilled employees and consultants that our business requires, could substantially hurt our business and prospects. We cannot assure you that we will be able to retain our existing personnel or attract additional qualified employees when we need them.

The regulatory approval process is expensive, time consuming, uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products.

The FDA and other similar agencies in foreign countries have substantial requirements for therapeutic products. Such requirements often involve lengthy and detailed laboratory, clinical and post-clinical testing procedures and are expensive to complete. It often takes companies many years to satisfy these requirements, depending on the complexity and novelty of the product. The review process is also extensive, which may delay the approval process even more. According to the Pharmaceutical Research and Manufacturers of America, historically the cost of developing a new pharmaceutical from discovery to approval was approximately $800 million, and this amount is expected to increase annually.

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

Other risks

Our stock price may be volatile and our common stock could decline in value.

The market price of securities of life sciences companies in general has been very unpredictable. The range of sales prices of our common stock for fiscal years ended June 30, 2003 and June 30, 2002, as quoted on The American Stock Exchange, was $0.51 to $2.49 and $1.50 to $3.44, respectively. The following factors, in addition to factors that affect that market generally, could significantly impact our business, and the market price of our common stock could decline:

•	competitors announcing technological innovations or new commercial products;

•	competitors’ publicity regarding actual or potential products under development;

•	regulatory developments in the United States and foreign countries;

•	developments concerning proprietary rights, including patent litigation; and

•	public concern over the safety of therapeutic products.

There is a large number of shares of common stock that may be sold, which may depress the market price of our stock.

Upon effectiveness of the registration statement that we are required to file in connection with our January 2004 private placement, an additional 6,909,091 shares will become freely tradable without restriction. If all outstanding warrants and options are exercised prior to their expiration, approximately 13.1 million additional shares of common stock could become freely tradable without restriction. Sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock.

Our charter document and shareholder rights plan may prevent or delay an attempt by our stockholders to replace or remove management.

Certain provisions of our restated certificate of incorporation, as amended, could make it more difficult for a third party to acquire control of our business, even if such change in control would be beneficial to our stockholders. Our restated certificate of incorporation, as amended, allows our Board of Directors to issue up to 549,500 shares of preferred stock without stockholder approval. Pursuant to this authority, in February 2002 our Board of Directors adopted a shareholder rights plan and declared a dividend of a right to purchase one one-thousandth of a share of preferred stock for each outstanding share of our common stock. The ability of our Board of Directors to issue additional preferred stock and our shareholder rights plan may have the effect of delaying or preventing an attempt by our stockholders to replace or remove existing directors and management.

PART II

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

The Company furnished the press release announcing its financial results for the fiscal quarter ended March 31, 2003 to the Securities and Exchange Commission in a report on Form 8-K dated May 15, 2003.

(c)	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment on June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, and by Certificate of Designation filed June 4, 1997, by Certificate of Amendment of Restated Certificate of Incorporation filed December 21, 1998, and by Certificate of Designation filed February 11, 2002, incorporated by reference to Exhibit 3.1 of the Amendment No. 1 to Registration Statement on Form 8-A, No.001-16467, filed February 15, 2002.

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.

3.3	Certificate of Amendment of Restated Certificate of Incorporation filed December 15, 2003, incorporated by reference to the same numbered Exhibit to the Company’s quarterly report on Form 10-Q as filed on February 12, 2004.

4.1	Rights Agreement, dated as of February 8, 2002, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan, incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.

10.2	Consulting Agreement, dated October 30, 1987, between the Company and Carl W. Cotman, Ph.D. *

10.3	Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D. *

10.31	License Agreement dated June 25, 1993, as amended May 28, 2003, between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s quarterly report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.44	Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to Exhibit 10.44 of the Company’s quarterly report on Form 10-QSB filed May 16, 1994.

10.49	Settlement Agreement between the Company and Alkermes, Inc., dated October 5, 1995, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting confidential treatment under Rule 406 of the Securities Act of 1933).

10.60	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered exhibit to the Company’s quarterly report on Form 10-Q as filed on November 14, 2002.

10.64	Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to Exhibit 10.64 of the Company’s quarterly report on Form 10-QSB as filed on February 16, 1999. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.)

10.65	Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same number Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.

10.67	Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s quarterly report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934).

Exhibit Number	Description

10.69	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s quarterly report on Form 10-QSB filed February 12, 2001.

10.70	Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s quarterly report on Form 10-QSB filed February 12, 2001.

10.71	Employment agreement dated June 5, 1995, between the Company and Gary A. Rogers, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.

10.74	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s quarterly report on Form 10-Q as filed on November 14, 2002.

10.75	Securities Purchase Agreement dated August 21, 2003, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered exhibit to the Company’s Report on Form 8-K filed August 22, 2003.

10.76	Amendment dated April 8, 2003 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D.**

10.77	Amendment dated December 16, 2003 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s quarterly report on Form 10-Q as filed on February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 246-2 of the Securities Exchange Act of 1934.)

21	Subsidiaries of the Registrant, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 2000.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24	Power of Attorney.**

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Incorporated by reference to the same numbered exhibit of the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.

**	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the period ended June 30, 2003 filed with the Commission on September 19, 2003.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 2 to its Annual Report on Form 10-K for the fiscal year ended June 30, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

Date: February 27, 2004	By:	/s/ Roger G. Stoll, Ph.D.

Roger G. Stoll, Ph.D. Chairman, President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this amendment no. 2 to Annual Report on Form 10-K for the fiscal year ended June 30, 2003, has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger G. Stoll, Ph.D. Roger G. Stoll, Ph.D.	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 27, 2004

/s/ Maria S. Messinger Maria S. Messinger	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2004

* Robert F. Allnutt	Director	February 27, 2004

* Charles J. Casamento	Director	February 27, 2004

* Carl W. Cotman, Ph.D.	Director	February 27, 2004

* M. Ross Johnson, Ph.D.	Director	February 27, 2004

* By:	/s/ Roger G. Stoll, Ph.D.

Roger G. Stoll, Ph.D. Attorney-in-Fact

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

and footnote 11, for

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

Under the agreement with Servier, during the years ended June 30, 2003, 2002 and 2001 the Company recorded research and licensing revenues of $4,756,000, $3,720,000 and $2,087,000, respectively. During the same periods, the Company incurred direct and indirect expenses for the Servier research collaboration totaling $2,098,000, $2,053,000 and $1,148,000, respectively.

Under the agreement with Organon, the Company recorded research and licensing revenues of $0, $2,000,000 and $1,999,000 for the years ended June 30, 2003, 2002 and 2001, respectively. During the same periods the Company incurred direct and indirect expenses for the Organon research collaboration totaling $0, $0 and $1,469,000, respectively.

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

Revenue Recognition — The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the fees earned can be readily determined; and (iv) collectibility of the fees is reasonably assured.

The Company recognizes research revenue from its collaborations with Servier (Note 4) and Organon (Note 5) as services are performed under the agreements. These agreements include compensation to the Company based upon an annual rate for each full-time equivalent employee that dedicates research to the project. The agreements provide scheduled quarterly payments to the Company in advance of the period during which the services are to be performed. The Company records the resultant revenue from the agreements as it performs the contracted research services.

The Company records grant revenues as the expenses related to the grant projects are incurred. All amounts received under collaborative research agreements or research grants are nonrefundable, regardless of the success of the underlying research.

Revenues from milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligations, if any, after the milestone achievement will continue to be funded by the collaborator at a comparable level to that before the milestone was achieved. If both of these criteria are not met, the milestone payment would be recognized over the remaining minimum period of the Company’s performance obligations under the arrangement.

If a collaborator develops and markets a product that utilizes the Company’s technology, the Company will be eligible to receive royalties based on net sales of the product, as defined by the relative agreement. The Company will recognize such royalties, if any, at the time that the royalties become payable to the Company from the collaborator.

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

In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”), as described more fully below, amounts received for upfront technology license fees under multiple-element arrangements are deferred and recognized on a straight-line basis over the period of committed services or performance, which approximates the level of efforts provided, if such arrangements require the Company’s on-going services or performance.

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

Prior year results have not been restated in the accompanying statement of operations. Had this change in accounting principle been applied retroactively, the net income (loss) applicable to common shares and earnings (loss) per share amounts for the fiscal year ended June 30, 2001 would have been as follows:

Pro forma net (loss) income applicable to common shares	$(2,132,877)
Pro forma basic (loss) earnings per share	($0.13)
Pro forma diluted (loss) earnings per share	($0.13)

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

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ from those estimates.

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

In connection with the Organon agreement, the Company received an up-front payment of $2,000,000. The agreement also included support of approximately $3,000,000 per year for the period from January 1999 through January 2001, during which time the Company provided research services to Organon.

During the fiscal year ended June 30, 2000, the Company received its first milestone under the agreement, triggered when Organon selected an AMPAKINE compound to pursue in Phase I clinical testing as a potential treatment for schizophrenia. During the fiscal year ended June 30, 2002, Organon notified Cortex of its intent to continue developing the selected compound by entering Phase II clinical testing, triggering a second milestone payment of $2,000,000, which the Company received in September 2001. Cortex remains eligible for additional milestone payments based upon further clinical development of the licensed technology by Organon, and ultimately, royalties on worldwide product sales, if any. Unless terminated earlier, the agreement continues until the expiration of all of Organon’s royalty obligations, which continue until the expiration of patents covering the AMPAKINE technology or compounds licensed under the agreement.

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

The Company has entered agreements with an academic institution that provide the Company exclusive rights to certain of the technologies that the Company is developing. Under the terms of the agreements, the Company is committed to royalty payments. These payments include minimum annual royalties of $75,000 for the year ending June 30, 2003 and for each year thereafter for the remaining life of the patents covering the subject technologies, with the most recently issued patent expiring in December 2018. The agreements commit the Company to spend a minimum of $750,000 per year to advance the AMPAKINE compounds during the three years ending in May 2006. Thereafter, the Company’s spending requirements will decrease to $250,000 per year and will continue at that level until the Company begins marketing an AMPAKINE compound. The agreements also commit the Company to pay up to an additional $875,000 upon achievement of certain clinical testing and regulatory approval milestones, and to remit a portion of certain remuneration received in connection with sublicensing agreements. As of June 30, 2003, the Company is committed to pay the academic institution approximately $267,000 related to such remuneration during the year ended June 30, 2004.

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

Deferred tax assets consist of the following:

	June 30,
	2003	2002
Net operating loss carryforwards	$14,272,000	$13,175,000
Capital loss carryforwards	—	22,000
Research and development credits	1,505,000	1,470,000
Capitalized research and development costs	690,000	1,267,000
Unearned revenue	922,000	1,187,000
Depreciation	105,000	118,000
Other, net	240,000	88,000

Net deferred tax assets	17,734,000	17,327,000
Valuation allowance for deferred tax assets	(17,734,000)	(17,327,000)

Total deferred tax assets	$—	$—

Note 10 — Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the years ended June 30, 2003 and 2002, respectively is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003 Quarters
Total revenues	$1,122,443	$1,381,099	$1,378,984	$1,349,424
Total costs and expenses	1,804,484	1,660,664	1,520,846	1,435,340
Loss from operations	(682,041)	(279,565)	(141,862)	(85,916)
Net loss	$(674,405)	$(275,727)	$(139,598)	$(85,143)
Basic and diluted loss per share	$(0.04)	$(0.02)	$(0.01)	$(0.01)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002 Quarters
Total revenues	$3,069,376	$1,102,898	$1,153,618	$1,106,611
Total costs and expenses	1,907,963	2,077,001	2,003,362	1,498,956
Income (loss) from operations	1,161,413	(974,103)	(849,744)	(392,345)
Net income (loss)	$1,195,907	$(956,406)	$(839,488)	$(382,649)
Basic and diluted income (loss)per share	$0.07	$(0.06)	$(0.05)	$(0.02)

Note 11 — Subsequent Event: Private Placement of Common Stock and Warrants

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

Cortex Pharmaceuticals, Inc.

Form 10-K/A

Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment of June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, by Certificate of Designation filed June 4, 1997, by Certificate of Amendment of Restated Certificate of Incorporation filed December 21, 1998, and by Certificate of Designation filed February 11, 2002, incorporated by reference to Exhibit 3.1 of the Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.

3.3	Certificate of Amendment of Restated Certificate of Incorporation filed December 15, 2003, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly report on Form 10-Q as filed on February 12, 2004.

4.1	Rights Agreement, dated as of February 8, 2002, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan, incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.

10.2	Consulting Agreement, dated October 30, 1987, between the Company and Carl W. Cotman, Ph.D. *

10.3	Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D. *

10.31	License Agreement dated June 25, 1993, as amended May 28, 2003, between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s quarterly report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.44	Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-QSB filed May 16, 1994.

10.49	Settlement Agreement between the Company and Alkermes, Inc., dated October 5, 1995, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting confidential treatment under Rule 406 of the Securities Act of 1933).

10.60	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered exhibit to the Company’s quarterly report on Form 10-Q, as filed on November 14, 2002.

Exhibit Number	Description

10.64	Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to Exhibit 10.64 of the Company’s quarterly report on Form 10-QSB as filed on February 16, 1999. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24-b2 of the Securities Exchange Act of 1934.)

10.65	Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.

10.67	Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Ruled 24b-2 of the Securities Act of 1934).

10.69	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 10-QSB filed February 12, 2001.

10.70	Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.

10.71	Employment agreement dated June 5, 1995 between the Company and Gary A. Rogers, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.

10.74	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q, as filed on November 14, 2002.

10.75	Securities Purchase Agreement dated August 21, 2003, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered exhibit to the Company’s Report on Form 8-K filed August 22, 2003.

10.76	Amendment dated August 8, 2003 to the employment agreement between the Company and Roger G. Stoll, Ph.D. **

10.77	Amendment dated December 16, 2003 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s quarterly report on Form 10-Q as filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934).

21	Subsidiaries of the Registrant, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 2000.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24	Power of Attorney. **

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Incorporated by reference to the same numbered exhibit of the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.

**	Incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K for the period ended June 30, 2003 filed with the Commission on September 19, 2003.