Form 10-Q
period 2004-03-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2004-05-10
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Or

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

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

28,294,990 shares of Common Stock as of May 6, 2004

CORTEX PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cortex Pharmaceuticals, Inc.

Balance Sheets

	(Unaudited)	(Note)
	March 31, 2004	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$20,067,129	$1,125,054
Marketable securities	2,599,889	—
Restricted cash	—	83,411
Accounts receivable	236,221	428,451
Other current assets	330,955	210,539

Total current assets	23,234,194	1,847,455
Furniture, equipment and leasehold improvements, net	270,007	298,268
Other	33,407	33,407

	$23,537,608	$2,179,130

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$657,960	$852,016
Accrued wages, salaries and related expenses	185,612	213,037
Unearned licensing revenue	308,883	988,426
Unearned research revenue	—	1,028,752
Advance for MCI project	273,850	270,140

Total current liabilities	1,426,305	3,352,371
Unearned licensing revenue, net of current portion	377,523	247,107
Stockholders’ equity (deficit):
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 50,000,000; shares issued and outstanding: 28,240,990 (March 31) and 17,153,659 (June 30)	28,240	17,153
Additional paid-in capital	70,452,638	42,629,899
Accumulated deficit	(48,768,801)	(44,089,103)

Total stockholders’ equity (deficit)	21,733,780	(1,420,348)

	$23,537,608	$2,179,130

See accompanying notes.

Note: The balance sheet as of June 30, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Revenues:
Research and license revenue	$1,143,872	$1,275,859	$5,647,539	$3,489,191
Grant revenue	22,137	103,125	111,845	393,335

Total revenues	1,166,009	1,378,984	5,759,384	3,882,526
Operating expenses:
Research and development	1,277,910	968,260	4,207,147	2,924,082
General and administrative	689,671	552,586	2,674,100	2,061,912

Total operating expenses	1,967,581	1,520,846	6,881,247	4,985,994

Loss from operations	(801,572)	(141,862)	(1,121,863)	(1,103,468)
Interest income, net	31,998	2,264	45,004	13,738
Change in fair value of common stock warrants	(103,930)	—	(3,602,839)	—

Net loss	$(873,504)	$(139,598)	$(4,679,698)	$(1,089,730)

Net loss per share:
Basic and diluted	$(0.03)	$(0.01)	$(0.22)	$(0.06)
Shares used in calculating per share amounts:
Basic and diluted	25,553,069	16,860,551	21,489,647	16,854,489

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,679,698)	$(1,089,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	90,224	114,822
Stock option compensation expense	1,070,914	135,465
Amortization of capitalized financing costs	136,171	—
Change in fair value of common stock warrants	3,466,668	—
Changes in operating assets/liabilities:
Restricted cash	83,411	72,987
Accounts receivable	192,230	15,250
Other current assets	(120,416)	102,332
Accounts payable and accrued expenses	(221,481)	392,731
Unearned revenue	(1,577,879)	(1,431,305)
Other assets and other liabilities	3,821	4,158

Net cash used in operating activities	(1,556,035)	(1,683,290)

Cash flows from investing activities:
Purchase of marketable securities	(3,200,000)	—
Proceeds from maturity of marketable securities	600,000	—
Purchase of fixed assets	(61,963)	(2,834)

Net cash used in investing activities	(2,661,963)	(2,834)

Cash flows from financing activities:
Proceeds from issuance of common stock in January 2004 private placement, net	17,473,081	—
Proceeds from issuance of common stock in August 2003 private placement, net	4,457,310	—
Proceeds from issuance of common stock upon exercise of warrants	979,854	—
Proceeds from issuance of common stock upon exercise of stock options	249,828	9,672

Net cash provided by financing activities	23,160,073	9,672

Increase (decrease) in cash and cash equivalents	18,942,075	(1,676,452)
Cash and cash equivalents, beginning of period	1,125,054	1,849,009

Cash and cash equivalents, end of period	$20,067,129	$172,557

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. For further information, refer to the financial statements and notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

In January 1999, Cortex Pharmaceuticals, Inc. (“Cortex” or the “Company”) entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”). The agreement will enable Organon to develop and commercialize the Company’s AMPAKINE® technology for the treatment of schizophrenia and depression (Note 3). In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier (“Servier”), in defined territories. The agreement, as amended, will enable Servier to develop and commercialize the Company’s AMPAKINE technology for the treatment of anxiety disorders and memory impairment associated with aging and neurodegenerative diseases such as Alzheimer’s disease (Note 2).

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

If a collaborator develops and markets a product that utilizes the Company’s technology, the Company will be eligible to receive royalties on net sales of the product, as defined by the relative agreement. The Company will recognize such royalties, if any, at the time that the royalties become payable to the Company from the collaborator.

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

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock plans under the fair value method. There were no options granted during the three-month period ended March 31, 2004. For the three-month period ended March 31, 2003, the fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions: weighted average risk-free interest rate of 3.0%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 97%; and a weighted average life of 2.8 years.

For the nine-month periods ended March 31, 2004 and 2003, respectively, the fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions: weighted average risk-free interest rates of 2.2% and 2.9%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 1.06% and 97%; and a weighted average life of 4.7 years and 4.5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the vesting period of the options, resulting in the following pro forma information for the three-month and nine-month periods ended March 31, 2004 and 2003:

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Net loss, as reported	$(873,504)	$(139,598)	$(4,679,698)	$(1,089,730)
Stock-based employee compensation included in net loss	20,478	—	24,786	—
Fair value of stock-based employee compensation	(373,253)	(219,547)	(669,240)	(463,918)

Pro forma net loss	$(1,226,279)	$(359,145)	$(5,324,152)	$(1,553,648)
Net loss per share, as reported:
Basic and diluted	$(0.03)	$(0.01)	$(0.22)	$(0.06)
Net loss per share, pro forma:
Basic and diluted	$(0.05)	$(0.02)	$(0.25)	$(0.09)

For the three-month and nine-month periods ended March 31, 2004, stock-based employee compensation included in reported net loss, as detailed above, represents charges for previously re-priced stock options held by employees. The accounting for these re-priced stock options is described more fully immediately below.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25” (“FIN 44” or “the Interpretation”). As required, the Company adopted FIN 44 on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Prior to release of FIN 44, in December 1998 the Company re-priced previously issued stock options to purchase approximately 970,000 shares of common stock to a price of $0.375 per share, which represented the fair market value of the common stock on the date of the re-pricing. The re-priced options were held by employees, directors and consultants to the Company. Of the options re-priced in December 1998, as of March 31, 2004 options to purchase approximately 253,000 shares of the Company’s common stock remained outstanding.

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

Due to fluctuations in the market price of the Company’s common stock, for the three months ended March 31, 2004, the effect of applying FIN 44 was an increase in net loss of $55,600, with no impact on net loss per share. For the three months ended March 31, 2003, applying FIN 44 had no impact on the Company’s net loss or the net loss per share.

For the nine months ended March 31, 2004, the effect of applying FIN 44 was an increase in the net loss of $90,700, with no impact on net loss per share. For the nine months ended March 31, 2003, applying FIN 44 had no impact on the Company’s net loss or the net loss per share.

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

Note 4 — Private Placements of Common Stock and Warrants

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

On January 7, 2004, the Company issued 6,909,091 shares of common stock to accredited investors in a private placement transaction for $2.75 per share, raising gross proceeds of $19,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $17,500,000. In connection with the January transaction, the Company also issued five-year warrants to the investors to purchase up to 4,490,910 shares of the Company’s common stock at an exercise price of $3.25 per share. The Company also issued two additional warrants to purchase 54,750 and 272,959 shares of the Company’s common stock, respectively, to two placement agents. The warrant to purchase 54,750 shares of the Company’s common stock has an exercise price of $2.75 per share and a five-year term. The warrant to purchase 272,959 shares of the Company’s common stock has an exercise price of $3.48 per share and a three-year term. All of the warrants issued in the January transaction provide a call right in favor to the Company to the extent that the price per share of the Company’s common stock exceeds $7.50 per share for 13 consecutive trading days, subject to certain circumstances. The Company cannot exercise this call right prior to March 18, 2005.

Pursuant to the terms of the registration rights agreements entered into in connection with each of the above transactions, within defined timelines the Company was required to file, and did file, with the Securities and Exchange Commission (the “SEC”) a registration statement under the Securities Act of 1933, as amended, covering the resale of all of the common stock purchased and the common stock underlying the issued warrants, including the common stock underlying the placement agents’ warrants.

The registration rights agreement for each transaction further provides that if a registration statement is not filed or does not become effective within the defined time period, then in addition to any other rights the holders may have, the Company would be required to pay each holder an amount in cash, as liquidated damages, equal to 2% per month of the aggregate purchase price paid by such holder in the private placements for the common stock and warrants then held, prorated daily.

The registration statement for each transaction was filed and declared effective by the SEC within the allowed timeframe. As a result, the Company was not required to pay any liquidated damages in connection with the initial registration for either transaction.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” (EITF 00-19) and the terms of the warrants and the transaction documents, at the closing date for the first transaction, August 21, 2003, the fair value of the warrants was recorded as a liability, with an offsetting reduction to additional paid-in capital received from the private placement.

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividends; risk-free interest rate of 3.4%; the contractual life of 5 years and volatility of 100%. The fair value of the warrants was estimated to be $5,000,000 on the closing date of the transaction. The fair value of the warrants was then re-measured at September 30, 2003 and at December 8, 2003, the date of effectiveness of the registration statement. The increase in fair value of the warrants of $3,467,000 from the closing date of the transaction to the effective date of the registration statement has been recorded as a charge to other expense in the Statement of Operations for the nine-month period ended March 31, 2004. The warrant liability was reclassified to additional paid-in capital as of the date of effectiveness of the registration statement, or December 8, 2003.

In accordance with EITF 00-19, and the terms of the warrants and the transaction documents, at the closing date for the second transaction, January 7, 2004, the fair value of the warrants was recorded as a liability, with an offsetting reduction to additional paid-in capital received in the January private placement.

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividends; risk-free interest rate of 3.0%; the contractual life of 5 years and volatility of 96%. The fair value of the warrants was estimated to be $9,521,000 on the closing date of the transaction. The fair value of the warrants was re-measured at March 18, 2004, the date of effectiveness of the applicable registration statement, with no resulting increase in fair value. The warrant liability was reclassified to additional paid-in capital as of the date of effectiveness for the registration statement, or March 18, 2004.

For both transactions, the Company amortized related offering costs until the respective registration statements were declared effective by the SEC. This amortization has been recorded as other expense in the accompanying Statement of Operations. Once the registration statements were declared effective, the Company reclassified any unamortized capitalized financing costs to additional paid-in capital.

As stated above, the accounting required by EITF 00-19 was triggered by the terms of the Company’s agreements for the private placements it completed in August 2003 and January 2004, specifically the potential penalties if the Company did not timely register the common stock underlying the warrants issued in either transaction. The related registration statements were declared effective by the SEC within the contractual deadlines and the Company incurred no penalties. The application of EITF 00-19 had no impact on the Company’s working capital, liquidity, or business operations.

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

From inception (February 10, 1987) through March 31, 2004, the Company has sustained losses aggregating $46,737,000. Continuing losses are anticipated over the next several years. During that time, the Company’s ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovation Research (“SBIR”) grants, research support payments from the collaboration with Servier and by possible milestone payments from Organon and Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company’s operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will be dependent upon the successful introduction of a new product into the North American market from its internal development, as well as the successful commercial development of its products by Organon, Servier or its other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months and Nine Months ended March 31, 2004 and 2003

For the three months ended March 31, 2004, the net loss of $874,000 compares with a net loss of $140,000 for the corresponding prior year period. For the nine months ended March 31, 2004, the net loss of $4,680,000 compares to a net loss of $1,090,000 for the corresponding prior year period.

Research revenues for the three months ended March 31, 2004 reflect decreased licensing revenues from the Company’s partner, Servier. In connection with the related license agreement (see Note 2 to the Financial Statements), in October 2000 Servier paid Cortex a non-refundable upfront payment of $5,000,000, which Cortex has been recording as revenue over the term of its committed research services to Servier. When Cortex and Servier extended the term of the collaborative research agreement in December 2003, Cortex extended the period for amortizing revenues from Servier’s earlier upfront fee. With the extended amortization period, the license revenues related to the Servier agreement decreased.

For the nine months ended March 31, 2004, revenues include a $2,000,000 milestone received under the agreement with Organon. The related agreement required this payment in order for Organon to retain its rights to the Company’s AMPAKINE technology in the field of depression. Grant revenues for both the three months and nine months ended March 31, 2004 decreased relative to the corresponding prior year periods due to decreased expenses for the schizophrenia and stroke projects.

Research and development expenses for the three-month period ended March 31, 2004 increased from $968,000 to $1,278,000, or by 32% compared to the corresponding prior year period, primarily due to increased personnel-related expenses and non-cash stock compensation charges for stock options issued to consultants. For the nine-month period ended March 31, 2004, research and development expenses increased from $2,924,000 to $4,207,000, or by 44%, compared to the corresponding prior year period. The increase primarily included preclinical expenses to advance the second generation AMPAKINE compound, CX717, non-cash stock compensation charges and technology access fees related to the Organon milestone. In 1993, Cortex licensed the AMPAKINE technology from the University of California. Under the related agreement, Cortex is required to remit a portion of certain remuneration received in connection with sublicensing agreements. When Organon paid Cortex the $2,000,000 milestone in December 2003, it triggered a technology access fee to the University of California.

General and administrative expenses for the three-month period ended March 31, 2004 increased from $553,000 to $690,000, or by 25% compared to the corresponding prior year period. The increase resulted from personnel-related expenses, timing of audit fees, increased insurance premiums and costs related to increased travel activity. For the nine-month period ended March 31, 2004, general and administrative expenses increased from $2,062,000 to $2,674,000, or by 30%, compared to the corresponding prior year period. The increase in the current year period reflected non-cash stock compensation charges for the vesting of warrants issued earlier with a professional services agreement. These charges were partially offset by reduced salary-related expenses, representing severance costs in the prior year period to the Company’s former President and Chief Executive Officer.

Other expenses for the nine-month period ended March 31, 2004 represent non-cash charges for the change in the estimated value of warrants issued in connection with the private equity financing in August 2003, as explained more fully in Note 4 to the Financial Statements.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Liquidity and Capital Resources

Sources

From inception (February 10, 1987) through March 31, 2004, Cortex has funded its organizational and research and development activities primarily through the issuance of equity securities, funding related to collaborative agreements and net interest income.

Research and licensing payments received in connection with the January 1999 agreement with Organon totaled $13,880,000 as of March 31, 2004. This amount includes a $2,000,000 milestone payment to Cortex in December 2003 in order for Organon to retain its rights to the Company’s AMPAKINE technology in the field of depression. Under the terms of the agreement, the Company may receive additional milestone payments based on further clinical development of the licensed technology and, ultimately, royalties on worldwide sales.

Under the agreement with Servier signed in October 2000, as amended, Cortex received research and licensing payments approximating $14,872,000 through March 31, 2004. The agreement, as amended, currently provides research support of approximately $2,000,000 per year through early December 2005. The agreement also includes milestone payments based upon successful clinical development and royalties on sales in licensed territories. Beginning in October 2002, Servier agreed to provide the Company an additional $4,000,000 of research support, to be paid in quarterly installments of $500,000 over a two-year period ending in early October 2004.

In October 2000, the Company received notice of a Phase II SBIR award from the National Institutes of Health. The award, as extended, will provide up to $1,074,000 over a four-year period and will support the Company’s research of its AMPAKINE compounds as a potential new therapy for stroke. As of March 31, 2004, Cortex has received approximately $748,000 related to this grant award.

In October 2001, the Company received notice of a second Phase II SBIR award from the National Institutes of Health. This award, as extended, will provide up to $770,000 over a three-year period. The award will allow Cortex to follow-up on previously reported clinical tests of the AMPAKINE

CX516 as a combination therapy for schizophrenia. Earlier tests were encouraging, with AMPAKINE-treated patients showing improvement in a number of clinical and neurocognitive scores. As of March 31, 2004, Cortex has received approximately $525,000 in connection with this grant award.

In August 2003, the Company completed a private placement of an aggregate of 3,333,334 shares of its common stock at $1.50 per share and five-year warrants to purchase up to an additional aggregate of 3,333,334 shares at an exercise price of $2.55 per share. See Note 4 to Financial Statements. The Company received approximately $4,500,000 in net proceeds from the private placement. The warrants are subject to a call right in favor of the Company to the extent that the closing price of the Company’s common stock exceeds $6.00 per share for any 13 consecutive trading day period following December 8, 2005. In January 2004, the Company received proceeds of approximately $870,000 from the exercise of warrants issued in connection with this private placement. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $7,630,000 of additional capital.

In January 2004, the Company completed a private placement of an aggregate of 6,909,091 shares of its common stock at $2.75 per share and five-year warrants to purchase up to an additional aggregate of 4,490,910 shares at an exercise price of $3.25 per share. See Note 4 to Financial Statements. The Company received approximately $17,500,000 in net proceeds from the private placement. The warrants are subject to a call right in favor of the Company to the extent that the closing price of the Company’s common stock exceeds $7.50 per share for any 13 consecutive trading day period following March 18, 2005. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $14,600,000 of additional capital.

Cash Proceeds

As of March 31, 2004, the Company had cash, cash equivalents and marketable securities totaling $22,767,000, accounts receivable of $236,000 and working capital of $21,808,000. In comparison, as of June 30, 2003, the Company had cash and cash equivalents of $1,125,000, accounts receivable of $428,000 and a working capital deficit of $1,505,000. The increases in cash and working capital primarily reflect approximately $22,000,000 of net proceeds from the private placements of the Company’s common stock and warrants in August 2003 and January 2004.

As of March 31, 2004 and June 30, 2003, current liabilities included approximately $309,000 and $988,000, respectively, of deferred revenue relating to the Company’s $5,000,000 non-refundable, upfront payment from Servier in October 2000. In accordance with SAB No. 101, the revenue related to the upfront fee is being amortized over the collaborative research phase that ends, as extended, in early December 2005.

Commitments

The Company leases approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2009, as extended. The commitments under the lease agreement for the years ending June 30, 2004, 2005, 2006, 2007 and 2008 total $82,000, $440,000, $459,000, $478,000 and $498,000, respectively.

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

Staffing

As of March 31, 2004, Cortex had 20 full-time research and administrative employees. Cortex anticipates a modest increase in the number of its full-time employees within the coming year. The Company expects that it will require modest investments in plant and equipment within the same timeframe.

Outlook

Cortex anticipates that its cash, cash equivalents and marketable securities, and the scheduled research support payments from its agreements with Servier will be sufficient to satisfy its capital requirements through calendar year 2006. The Company believes that additional funds will be required to continue operations beyond that time. Cortex may receive additional milestone payments from the Organon and Servier agreements. However, there is no assurance that the Company will receive such milestone payments from Organon or Servier within the desired timeframe, or at all.

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

Because there is no assurance that the Company will secure additional corporate partnerships, the Company may seek to raise additional capital through the sale of debt or equity securities. There is no assurance that funds will be available on favorable terms, or at all. If equity securities are issued to raise additional funds, dilution to existing stockholders is likely to result. Such additional capital would enhance the ability of Cortex to achieve significant milestones in its efforts to develop the AMPAKINE technology.

Additional Risks and Uncertainties

The Company’s proposed products are in the preclinical or early clinical stage of development and will require significant further research, development, clinical testing and regulatory clearances. They are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include, but are not limited to, the possibilities that any or all of the proposed products will be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances; that the proposed products, although effective, will be uneconomical to market; that third parties may now or in the future hold proprietary rights that preclude the Company from marketing them; or that third parties will market superior or equivalent products. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products or applications. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the Company does not expect to be able to commercialize any therapeutic drug for several years, either directly or through its current or prospective corporate partners or licensees. There can be no assurance that the Company’s proposed products will prove to be safe or effective or receive regulatory approvals that are required for commercial sale.

Off-Balance Sheet Arrangements

The Company has not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(a)(4)(ii) of Regulation S-K.

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

The Company’s exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of the Company’s financial instruments are fixed rate, short-term investments in government and corporate notes and bonds. Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. The Company manages interest rate risk on its investment portfolio by matching scheduled investment maturities with its cash requirements. As of March 31, 2004, the Company’s investment portfolio had a fair value and carrying amount of approximately $2,600,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2004, the resulting decline in the fair value of fixed rate bonds held within the portfolio would not be material to the Company’s financial position, results of operations and cash flows.

The Company’s borrowing consists of its advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that Cortex enters an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of March 31, 2004, the principal and accrued interest of the advance amounted to $274,000.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

On February 23, 2004, the Company filed a Current Report on Form 8-K in connection with the announcement of the results of its cross-national clinical trial in patients with mild cognitive impairment.

The Company did not file any other reports on Form 8-K during the quarter ended March 31, 2004. However, the Company did furnish the press release announcing its financial results to the Securities and Exchange Commission in a report on Form 8-K dated February 13, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

May 10, 2004	By:	/s/ MARIA S. MESSINGER

Maria S. Messinger
Vice President and Chief Financial Officer; Corporate Secretary (Chief Accounting Officer)