Form 10-K
period 2004-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2004-09-27
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2004

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates as of December 31, 2003 was $53,084,500 (based on the closing sale price of the common stock as reported by The American Stock Exchange on such date). As of September 22, 2004, there were 28,455,303 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on December 16, 2004 (to be filed with the Commission on or before October 28, 2004) are incorporated by reference into Part III.

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

Since 1993, the primary effort at Cortex has been to develop a novel pharmacology that positively modulates AMPA-type glutamate receptors, a complex of proteins that is involved in communication between nerve cells in the human brain. Cortex is developing a family of chemical compounds known as AMPAKINE®compounds that enhance the activity of this receptor. Cortex believes that AMPAKINE compounds hold promise for correcting neurological and psychiatric diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter.

AMPAKINE compounds, which act on chemical pathways that impact at least 85% of all the neurotransmission occurring in the brain, have been demonstrated to enhance memory and cognition in both animals and humans. The compounds can be taken orally or intravenously, and rapidly pass through the brain membrane.

The AMPAKINE program addresses large potential markets. According to research data from IMS Health, in 2003 worldwide sales for central nervous system products to treat brain-related disorders and diseases exceeded $57 billion, with growth at more than 19% on an annualized basis. The Company’s business plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of specific AMPAKINE compounds for those indications that require sizable, expensive Phase III clinical trials — and very large sales forces to achieve significant market penetration. At the same time, Cortex plans to develop internally a selected set of indications, many of which will allow it to apply for “Orphan Drug” status. Such designation by the Food and Drug Administration is usually applied to products where the number of patients in the given disease category is less than 200,000 per year. These Orphan Drug indications typically require more modest investment in the development stages, follow a quicker regulatory path to approval, and involve a more concentrated sales reach to a few, selected medical centers in the United States (“U.S.”). The key indications that Cortex plans to pursue internally include (a) restoration of memory and diminution of loss of memory due to electroconvulsive therapy, (b) narcolepsy and (c) Fragile X syndrome.

Cortex may also pursue other Orphan Drug indications and upon any related approval, may expand its clinical potential into non-Orphan Drug indications. As an example, if the Company obtains approval for an indication related to Fragile X syndrome, further expansion into treatment of autism may follow. While the market potential in the U.S. for most of the listed Orphan Drug indications varies between $200 million and $400 million per indication, Cortex estimates that the consolidated potential for all indications, including expansion into non-Orphan Drug indications, provides the Company a market potential of over $3 billion. This amount does not include any revenues from any potential license of the Company’s intellectual property. Cortex will continue to seek at least one more significant license agreement with a larger pharmaceutical company, while the Company prepares itself for potential entrance into the pharmaceutical market with its own product.

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”), a subsidiary of Akzo Nobel. The agreement grants Organon worldwide rights to develop and commercialize the Company’s AMPAKINE technology for the treatment of schizophrenia and depression. In October 2000, the Company entered into a research collaboration and license agreement with Les Laboratoires Servier (“Servier”). The agreement, as amended in October 2002, will allow Servier to develop and commercialize the Company’s AMPAKINE technology in defined territories of Europe, Asia, the Middle East and certain South American countries as a treatment for memory impairment associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction, anxiety disorders and the dementia associated with Parkinson’s disease, multiple sclerosis and Amyotrophic Lateral Sclerosis.

Cortex continues to actively pursue collaborative or licensing arrangements with other pharmaceutical companies. These arrangements may permit other applications of the AMPAKINE compounds to be advanced into later stages of clinical development and may provide access to the extensive clinical trials management, manufacturing and marketing expertise of such companies.

In the fiscal years ended June 30, 2004, 2003 and 2002, the Company’s total operating expenses were approximately $9,513,000, $6,421,000 and $7,487,000, respectively, with amounts for the fiscal year ended June 30, 2004 including $1,106,000 of non-cash charges related to warrants and stock options and increased research and development expenses for initiating toxicology and Phase I clinical testing of the AMPAKINE CX717.

Cortex faces a number of risks in moving its technology through research, development and commercialization. Since its inception in 1987, the Company has never had revenues from commercial sales, has never been profitable on an annual basis and has incurred net losses approximating $48,051,000. Cortex does not anticipate profitability in the short term and will continue to require external funding, either from the private or public equity markets or from corporate partners and licenses of the Company’s technology. As of yet, Cortex has not obtained FDA approval to market any of its products. All of these risks, and others, are described in “Risk Factors” starting on page 20.

In this annual report, the terms the “Company,” “Cortex,” “we,” “our,” and “us” refer to Cortex Pharmaceuticals, Inc., a Delaware corporation. Cortex was organized in 1987. The Company’s executive offices are located at 15231 Barranca Parkway, Irvine, California 92618, and its telephone number is (949) 727-3157. The Company’s website is www.cortexpharm.com.

AMPA Receptor Modulator Program

In June 1993, Cortex licensed a new class of molecules and technology — the AMPAKINE technology — from the University of California. Cortex has subsequently been working to develop and patent new AMPAKINE molecules and to demonstrate efficacy and safety in a number of potential indications.

AMPAKINE compounds facilitate the activity of the AMPA receptor, which binds the neurotransmitter glutamate. The AMPAKINE compounds interact in a highly specific manner with the AMPA receptor in the brain, lowering the amount of neurotransmitter required to generate a response, and increasing the magnitude of the response to any given amount of glutamate. Cortex hopes that this selective amplification of the normal glutamate signal will eventually find utility in the treatment of neurological and psychological diseases and disorders characterized by depressed functioning of brain pathways that utilize glutamate as a neurotransmitter.

It is well known that the majority of excitatory synaptic connections in the brain utilize glutamate, and such synaptic connections decline with age. Thus, brain disorders associated with aging may be amenable to treatment with AMPAKINE compounds. Such disorders include mild cognitive impairment, Alzheimer’s disease and Parkinson’s disease. Schizophrenia, depression and other psychiatric disorders may involve imbalances of neurotransmitters in the brain, such as dopamine, serotonin, acetylcholine and norepinephrine. Given that glutamate commonly is found in the same synapses with these other neurotransmitters, it may play a role in the rebalancing of neurotransmission. AMPAKINE compounds may provide a new approach to treat both neurological and psychiatric disorders by directly modulating the AMPA receptor to enhance the release of glutamate, thereby rebalancing deleterious effects from other neurotransmitters. A study with AMPAKINE compounds in patients with schizophrenia indicated improvement in a number of symptoms also common to patients with Attention Deficit Hyperactivity Disorder (“ADHD”). The Company and its collaborators have obtained other encouraging preliminary results in animal models of sleep deprivation, Fragile X syndrome, depression, libido and stroke.

See “Risk Factors — We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” on page 21 for a discussion of certain risks related to the development and commercialization of the Company’s products, including, without limitation, risks related to its clinical trials.

Lead Development Candidate — AMPAKINE CX717

One of the most compelling animal studies conducted with the AMPAKINE CX717 involves a model that examines the effects of sleep deprivation on cognitive performance in non-human primates. As reported by Wake Forest University School of Medicine scientists at the 2003 Annual Meeting of Society for Neurosciences, the model utilizes a colony of rhesus macaque monkeys. The monkeys are trained to use a cursor to respond to computer images projected onto a white screen.

A monkey initiates the task by placing a cursor on the start circle. Shortly thereafter, the computer screen displays a specific image. The screen then goes blank for between 1 and 60 seconds, after which the computer screen displays from two to six randomly selected images. From these images, the monkey must select the image that matches the one displayed at the start of the exercise. This technique is called a delayed-match-to-sample task.

The monkeys are trained to respond at a high overall level of performance. Under carefully controlled conditions and constant monitoring, the monkeys were then individually sleep deprived for between 30 and 36 hours, and then re-tested in the task. When the monkeys were sleep deprived, their performance accuracy on the task was reduced by 15% to 25%, and their reaction times slowed by at least 50%.

A single dose of 0.8 mg/kg of CX717 completely reversed the performance deficits associated with sleep deprivation. Additionally, in those monkeys given CX717, specific brain electroencephalogram changes that occur after sleep deprivation were returned to the non sleep deprived state.

Based upon these results, and extensive required safety testing in rats and dogs, as well as monkeys, Cortex has initiated Phase I studies of CX717 in the United Kingdom (“U.K.”). The studies are being conducted with the assistance of Quintiles – Guy’s Drug Research Unit, a large and well-respected clinical research organization.

The first of these studies was a randomized, double-blind single rising dose study to explore the safety, tolerability and pharmacokinetics (the time course of absorption, distribution, metabolism and excretion of the drug from the body) of CX717 in healthy young men between the ages of 18 and 45.

Eight men per dose group randomly received CX717 (n = six) or placebo (n = two). To date, the Company has dosed patients with up to 1600 mg of CX717 in this protocol and has not yet reached a maximum tolerated single dose. Cortex has decided that further single dose increases are not warranted in this study and instead will be giving multiple doses over a period of ten days to help define the maximum tolerated dose. On a single dose basis, the 54 volunteers who have received CX717 tolerated the drug very well.

A second study explored the effect of food taken immediately before administration in a single dose group of eight young, healthy men in an open label, two-way crossover design. Of the eight male subjects, four are fed and four are fasted during each arm of the crossover. The results of this study demonstrated that there was no statistical difference between the rate and amount of drug absorption when given with food as compared to the fasting state. These results are encouraging in the Company’s consideration of potential future clinical trials of longer duration. If the compound is successful in additional clinical trials, the eventual dosage regimens for patients may be greatly simplified.

The third study is a randomized, double-blind multiple rising dose study to examine the safety and tolerability of CX717 in young, healthy men. Three groups of eight volunteers (CX717 = six; placebo = 2) will receive daily doses of CX717 for ten (10) days. Safety and pharmacokinetics were fully assessed on days one and ten, with single samples taken at pre-dosing during intervening days. The doses utilized were based upon the results from the first study. So far, single daily doses of 100 mg and 300 mg have been administered to these subjects for ten days with excellent safety results. In order to increase the exposure of the drug to volunteers, Cortex has decided to increase the dose to twice per day in future tolerance studies to help define a maximum tolerated dose for CX717. Cortex anticipates that these studies will be completed in October 2004.

The fourth of the studies is a randomized, double-blind, multiple dose study in healthy, elderly men and women to examine the safety, tolerability and pharmacokinetics of CX717 when administered daily for at least 10 days. This study has not been initiated yet, although Cortex anticipates that it will be completed during the fourth quarter of calendar year 2004. Additional pharmacodynamic parameters will be measured in this group of elderly subjects.

The pharmacokinetic results to date from the 64 volunteers who have taken CX717 show that the half life of the drug averages 9 hours and the amount of drug absorbed over the range of 25 mg to 1600 mg was linear. Very high unchanged drug levels and area under the curve values were found and indicated an excellent absorption profile for the drug. Additionally, using the single dose kinetic parameters, Cortex has been able to accurately predict the results of the multi-dosing trials. The simulations and the actual data overlapped as would be expected if the kinetic data was accurate. In summary, to date Cortex has found the drug to have an excellent safety profile, seemingly well absorbed and linear kinetics over a large range of doses in normal volunteers. The doses administered to the normal volunteers were up to 16 times greater than those needed to produce efficacy results in the primates. If the clinical efficacy in humans can be demonstrated over the same dosage ranges as has been found in primates, the potential for once a day dosing seems feasible.

In addition to the tolerance studies that continue and involve twice daily dosing over a ten-day period, Cortex has also initiated a kinetic study to evaluate the absorption of an oral solution as compared to oral capsules filled with drug of two different particle sizes. The results from this study are as expected: the oral solution was most rapidly absorbed, followed by the capsule containing the smaller particles. The capsule with the larger drug particles had the slowest absorption. This dissolution rate controlled absorption process is quite common and will allow the Company to improve the dosage forms to be used in the planned Phase II efficacy trials during calender year 2005. No Significant differences were found in the amount of drug absorbed by the subjects or in the elimination half-life for the drug among the various dosage forms tested.

The Company is currently in the planning stages to initiate a Phase I/II pilot efficacy in sleep deprivation in the U.K. Cortex hopes to have results from such a trial by early calendar year 2005, which may provide it with a dose range for future efficacy studies. Cortex plans to conduct several small pilot efficacy trials with CX717 during the first half of calendar 2005, the Company also plans to immediately initiate a three-month toxicology study for CX717 so that by mid-calendar 2005, it potentially may begin longer Phase IIb efficacy studies for this drug. Cortex plans to have a Notice of Claimed Investigational Exemption for a New Drug (“IND”) filed with the Food and Drug Administration for CX717 before the end of calendar year 2004.

Based on the pharmacokinetic and safety profile of CX717 in the Phase I studies and the compound’s behavioral characteristics, Cortex may conduct small Phase II pilot efficacy studies in the indications that are listed below.

Potential Applications for CX717 and Follow-Up AMPAKINE Compounds

Alzheimer’s Disease

Impairment of memory and cognition is a significant health care problem that is growing as the elderly population continues to increase. Dementia can be diagnosed in those individuals who develop persistent memory and cognitive deficits as well as in those who suffer from difficulties in their social, occupational and other activities of daily living. With advanced dementia, many elderly individuals become confined to nursing homes because of psychological disorientation and profound functional difficulties. Pharmaceuticals to alleviate deficits in memory and cognition could potentially enable elderly individuals with dementia to regain some functional abilities that may help them remain independent longer, resulting in improved quality of life and substantial savings in health care costs.

Alzheimer’s disease is the most common form of dementia, currently afflicting some 4 million people in the U.S. and 12 million people worldwide. With the aging of our population, unless a treatment is found, the number of people in the U.S. with the disease is expected to reach 14 million by the middle of this century. According to the Alzheimer’s Association, the U.S. society spends at least $100 billion a year on Alzheimer’s disease at an average lifetime cost per patient of $174,000. Neither Medicare nor most private health insurance covers the long-term care more patients need. The impact of an effective treatment, even a symptomatic one, would be enormous.

It is in the early and middle stages of Alzheimer’s disease that Cortex believes AMPAKINE molecules may play a valuable role, enhancing the effectiveness of the brain cells that have not yet succumbed to the disease. This enhancement may help to alleviate the memory and cognitive deficits that constitute the major symptoms of Alzheimer’s disease.

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

Attention Deficit Hyperactivity Disorder

ADHD is the most commonly diagnosed psychological disorder of children. The National Institute of Mental Health (“NIMH”) estimates that ADHD affects three to five percent of school-age children, with about one child in every classroom in the U.S. in need of help for this disorder. According to the NIMH, national public school spending on behalf of students with ADHD may have exceeded $3 billion in 1995.

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

Cortex believes that AMPAKINE compounds may represent a novel, non-scheduled (not regulated by the Drug Enforcement Agency) approach for treating ADHD patients, but until the development of CX717 has lacked an AMPAKINE compound with the appropriate potency and duration of activity to treat ADHD on a once a day basis. Given the impressive behavioral improvement in attention and performance in primate studies with CX717 and of the longer acting AMPAKINE compounds, Cortex’s consultants have recommended that it considers a pilot trial in an ADHD population. Given the unmet medical need for a safe and non-scheduled (drugs with low potential for addiction) treatment for ADHD, Cortex may decide to pursue such a pilot trial. Cortex retains worldwide rights for this indication.

Narcolepsy and Other Day-Time Sleepiness Disorders

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

According to the National Institute of Neurological Disorders and Stroke, patients with narcolepsy experience sleep attacks that can last for up to 30 minutes, regardless of the amount or quality of the prior night’s sleep. The sleep attacks may occur at work, social events, while eating, talking and driving, and in other similarly inappropriate circumstances.

There is currently no cure for the disorder, although the symptoms may be controlled with behavioral and medical therapy. The therapeutic focus is to promote and enhance wakefulness and counteract excessive daytime sleepiness. The Company believes that AMPAKINE compounds may be useful in treating day time sleepiness, which is a key need for individuals with narcolepsy.

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

In November 2003, at the Annual Society of Neuroscience Meeting, Dr. Deadwyler reported the results from a new sleep deprivation study in primates with the more potent AMPAKINE CX717. The results suggested that with CX717, a single dose of 0.5 to 1.5 mg/Kg produced an optimal response on short term memory, which would be the equivalent of approximately 75-100 mg per day in an average human patient.

Expansion of the use of AMPAKINE compounds to the treatment of narcolepsy may be possible. Narcolepsy represents an Orphan Drug indication that would reduce both the cost and time to market for a potential therapeutic agent from Cortex. The decision on whether CX717 will be evaluated in narcoleptic patients or any other Orphan Drug indication will be made by Cortex after the data from the Phase I/II sleep deprivation study becomes available.

In June 2004, Cortex announced that Dr. Deadwyler has received a grant of approximately $5,100,000 from DARPA to continue his research at Wake Forest University on the effects of sleep deprivation in primates, including the effects of CX717 and other AMPAKINE compounds.

Electroconvulsive Therapy

Electroconvulsive therapy is the most effective treatment of major depression, with approximately 100,000 patients receiving ECT in the U.S. ECT works by the intentional induction of a controlled generalized seizure by administration of electrical impulses to the anesthetized patient. The number of treatments in a course of therapy varies. Six to twelve treatments are usually effective. In the U.S., the usual frequency is three times weekly; in the United Kingdom, the standard practice is two treatments weekly.

Despite its effectiveness, patient and clinician acceptance is limited due to significant memory loss that has been associated with this therapy. ECT–induced memory impairment takes three forms. The first is post-treatment confusion. Typically, it takes a few minutes to half an hour for a patient to become fully alert and oriented after treatment. In elderly patients receiving ECT treatment with bi-temporal electrode placement, the period of post-treatment confusion may persist for several hours or even days. The second type of memory impairment with ECT is anterograde amnesia. This refers to the inability to recall information learned after the treatments have begun. The anterograde amnesia produced by ECT is short lived and, in group data, is rarely apparent more than 10 days after ECT. The third and most bothersome type of ECT-induced memory impairment is retrograde amnesia, forgetting things that happened before the course of treatments. With retrograde amnesia, events of several months before treatment are most likely forgotten.

Efficacy of ECT is strongly influenced by the anatomical positioning of stimulating electrodes, which determine current paths, and by electrical dosages, which determine current density within the current path. These factors determine the magnitude and persistence of cognitive side effects.

In addition, the effects of chronic ECT have been discussed in recent studies demonstrating that the pathophysiology of depression involves atrophy or death of hippocampal neurons. This work has led to the hypothesis that ECT and antidepressant drugs, via regulation of neurotrophic factors, reverse the atrophy of stress-vulnerable neurons or protect these neurons from further damage. It is possible that AMPAKINE compounds may enhance the recovery of memory post-ECT therapy.

The effect of ECT on memory is based upon the assumption that sequence of memory formation corresponds to sequence of synaptic modification that is altered by ECT. To the degree that initial encoding and later consolidation of memory depend upon the induction and stabilization of long term potentiation (“LTP”), or the formation of memory, medications that enhance these cellular effects are expected to potentially preclude memory loss or at least minimize it.

It has been shown that the repetitive release of a transmitter over a period of 30–50 milliseconds allows AMPA receptors to generate sufficient depolarization to unblock NMDA receptors and thereby induce LTP. Both the AMPA and NMDA receptors must be triggered in order to induce LTP. Increasing the amount of glutamate released during stimulation or enhancing the effects of the transmitter on AMPA receptors can reduce this requirement and enhance memory capabilities. High impact AMPAKINE compounds have been demonstrated to facilitate the release of Brain Derived Neurotrophic Factor (“BDNF”), or brain growth factor, and theoretically may provide a neuroprotective effect against current induced by ECT, thereby potentially reducing retrograde amnesia effects.

This is a testable hypothesis given that there are non-human primate models available to test intervention with CX717 and other AMPAKINE compounds. This in-vivo model measures acute, anterograde and retrograde amnesia effects after the administration of precise doses of ECT. If AMPAKINE drugs, like CX717 or a high impact AMPAKINE compound can protect the primate from the acute insult of ECT, this will provide a unique niche for AMPAKINE drugs in the hospitals where ECT is currently used.

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

Males are typically more severely affected by Fragile X syndrome than females. Although most males with Fragile X syndrome have mental retardation, only one-third to one-half of females with the disorder has significant intellectual impairment; the rest have either normal intelligence or learning disabilities. Emotional and behavioral problems are common in both sexes. There are no current therapeutic treatments for the disorder, although medications are used to treat some symptoms.

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

Some Fragile X clinicians believe that AMPAKINE compounds with the potential to raise neurotrophic levels may improve Fragile X patients, especially if administered at a young age. AMPAKINE compounds such as CX717 may have sufficient potency and safety to restore some cognitive function to patients afflicted with the disorder. Cortex will assess whether to conduct a study with CX717 in this population after an evaluation of efficacy is derived from early Phase I/IIa studies with the compound.

Other Indications

Cortex may conduct studies in various other indications that have not been discussed above. In addition to the AMPAKINE CX717, Cortex plans to advance other AMPAKINE compounds that have shown promise in animal models. The Company hopes to initiate toxicology testing for one of these compounds before the end of calendar year 2004. If those tests are successful, Cortex plans to prepare this drug candidate for clinical trials during mid-calendar year 2005.

Proof of Principal Compound — CX516

Cortex’s development of the AMPAKINE technology began with its exclusive license of the technology from the University of California in 1993. CX516 was among a number of AMPAKINE compounds that were rapidly synthesized and evaluated by Cortex’s scientists during the early discovery and preclinical development processes. Given concerns about potential brain-related side effects caused by excess glutamate, many believed that AMPAKINE compounds (through their potentiation of glutamate) would cause serious side effects in humans. While this concern has since been alleviated, it initially created a serious impediment for Cortex in raising funds for its research in the private equity markets. At the same time, Cortex was able to accumulate an impressive patent portfolio.

Three human clinical safety studies have been completed with the AMPAKINE CX516 in healthy volunteers. In all three studies, CX516 was safe and well-tolerated on acute oral administration, and importantly, indicated statistically positive effects on memory performance.

Phase II studies in mild cognitive impairment (MCI), Alzheimer’s disease, ADHD, schizophrenia and Fragile X syndrome subsequently were initiated and/or completed with CX516. The current status of these trails is described more fully under the respective headings below.

Mild Cognitive Impairment

In the aging population there is a continuum of cognitive decline. This continuum ranges from normal (for the general age group) to MCI to probable Alzheimer’s disease or other types of dementia.

Patients with MCI currently represent the earliest clinically-defined group with memory impairment beyond that expected for normal individuals of the same age and education, but do not meet clinical criteria for Alzheimer’s disease. It is estimated that there are between 3 and 4 million people with MCI. The memory deficits in the MCI population are clinically discernible and can interfere with daily functioning. MCI patients also appear to have a greatly increased risk of developing Alzheimer’s disease. Whereas approximately 1-2% of the normal elderly population will be diagnosed with Alzheimer’s disease every year, 10-15% or more of MCI patients will progress to Alzheimer’s disease per year.

Together with its partner, Servier, Cortex conducted a cross-national study of the AMPAKINE technology as a potential treatment for MCI. This study was designed and conducted by a joint Cortex and Servier clinical team, in consultation with the International Scientific Advisory Committee (“ISAC”). The majority of the study costs were funded by Servier, with initial funding provided by the Institute for the Study of Aging, a non-profit foundation supported by the Estee Lauder Trust.

The Phase II study began enrollment in March 2002 in the U.S. and several months later in five European countries. The last patient completed the study in mid-August 2003. Given the size of the data base and the expense incurred for the trial by Servier, Servier required that the ISAC review the data before the results were disclosed publicly. The ISAC met with Cortex and Servier to review the analysis in February 2004.

CX516 failed to meet the study’s primary endpoint, improvements in the 15-item word list delayed recall. However, a subset review of the patients with the worst baseline memory impairment (the worst 25% of the patient population), showed a modest improvement with CX516 versus placebo on the 15- item word list delayed recall test. A review of the safety data showed a significant difference in patient withdrawals in the active treatment group, primarily due to gastrointestinal side effects, when compared to the placebo group. While there were a substantial number of adverse events in the active treatment group, only the gastrointestinal side effects were significantly different from those side effects attributed to the placebo group. There were no treatment-related serious adverse events in either the placebo or CX516 groups.

CX516 has a half-life of less than one hour and very low potency, which may require the administration of several grams of drug per dosing period, making improvement in the primary endpoint for this study a difficult objective to achieve. Neither Cortex nor Servier views the results from this MCI study as an indication that the AMPAKINE technology is flawed. Both companies have a large number of compounds with much greater potency and longer pharmacokinetic half-lives, which will be more appropriate for clinical development than the “proof of concept” compound, CX516. Both companies are proceeding diligently with the clinical development of other AMPAKINE compounds, CX717 from Cortex, S-18986 and related compounds from Servier and a large number of compounds resulting from the collaborative efforts of the two companies.

Based on the Company’s animal and clinical studies, Cortex believes that CX516 is a short acting drug that requires multiple administrations of extremely high doses per day to achieve and maintain the desired therapeutic effect. Therefore, Cortex does not intend to commercialize this compound. However, there are currently other studies underway with CX516 in Fragile X syndrome, Alzheimer’s disease and schizophrenia (as a combination with anti-psychotics). Cortex advised the investigators from these studies of the results from the MCI trial with CX516. All of the investigators elected to continue their clinical trials with the compound. Because the studies are funded by sources external to Cortex, Cortex agreed to allow the investigators to continue these trials, but does not intend to perform further research or development with CX516.

Schizophrenia

The worldwide incidence of schizophrenia is approximately one percent of the population, regardless of ethnic, cultural or socioeconomic status. On any given day, approximately 100,000 of the estimated 2 million U.S. patients with schizophrenia are in public mental hospitals.

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

Further clinical testing of the AMPAKINE compound, ORG24448, a successor compound to CX516, in patients with schizophrenia is being conducted by the Company’s corporate partner, Organon. In May 2000, Cortex achieved its first milestone under the related agreement when Organon selected a licensed compound to pursue in Phase I clinical testing, triggering a $2,000,000 payment to Cortex. In September 2001, Organon informed Cortex of its intent to continue development of the selected compound by entering Phase II clinical testing, triggering a second $2,000,000 milestone payment. Additional payments from the Organon agreement for schizophrenia will depend upon the results of the Phase II study.

In September 2001, Cortex received notice of a Phase II Small Business Innovative Research (“SBIR”) award for approximately $770,000 from the National Institutes of Health to investigate the therapeutic potential of the AMPAKINE technology in schizophrenia. The goals of the related research plan include determining whether the AMPAKINE CX516 will improve negative symptoms, attention and memory. The research plan also hopes to assess the effects of an AMPAKINE compound on positive systems, anxiety and depressive symptoms. As of June 30, 2004, Cortex had received approximately $575,000 from this four-year grant award, as extended. Also as of June 30, 2004, approximately two-thirds of the planned enrollment for this study had been completed. It is currently projected that enrollment will be completed during the first calendar quarter of 2005, with results potentially available during the third calendar quarter of 2005.

Attention Deficit Hyperactivity Disorder

In April 1999, the Company reported preliminary results from a study with the AMPAKINE CX516 in patients with schizophrenia being treated with clozapine. The results noted in CX516-treated patients included improved performance on several tests of memory, problem solving and distractability, as well as a clinical improvement in attention — symptoms that are also common to patients with ADHD. Based upon these results, the Company believes that AMPAKINE compounds may represent a novel, non-scheduled (not regulated by the Drug Enforcement Agency) approach for treating ADHD patients.

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

In May 2002, Shire made a business decision to abruptly terminate the Phase II study of CX516 in adult patients with ADHD. At the time of the decision to immediately stop all treatments, 72 patients out of a planned 110 patient study target had been enrolled. Only 45 patients had completed the 28-day course of treatment required by the study design. While the data from these 45 patients suggest that treatment differences might exist, because the study design was broken by the sudden cessation of all treatments and only 40% of the patients completed the full treatment plan, the data from the study could not be properly analyzed. In June 2002, Shire elected not to exercise its option for use of the AMPAKINE technology in ADHD. Cortex still believes that the potential for the use of AMPAKINE compounds as a treatment for ADHD exists and is seeking other partners to pursue this possibility.

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

In April 2002, Cortex announced that it is collaborating with several research organizations to conduct a Phase II clinical study to evaluate the AMPAKINE CX516 as a potential treatment for Fragile X syndrome and autism. The study design is a randomized double-blind, placebo controlled trial with four weeks of treatment. Outcome measures will include testing in attention and executive function, spatial and verbal/auditory memory, language and behavior. Planned enrollment for this study currently is approximately 60% completed.

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

Treatment of stroke victims represents a critical unmet need. The National Stroke Association estimates that there are nearly 4 million people in the U.S. who have survived a stroke and are living with the after-effects.

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

The goals of the research plan include determining if an AMPAKINE compound administered in advance can reduce damage to neurons in an animal model of stroke; and to determine if the compound reduces damage to the memory of the animals. An AMPAKINE compound will also be administered after the stroke to determine if there is an improved recovery of memory function. As of June 30, 2004, Cortex had received approximately $755,000 from this grant award, with the term of the project extended through August 2005. Research of the AMPAKINE technology as a treatment for stroke, beyond that funded by the SBIR grant, will depend upon the Company’s financial resources.

Manufacturing

Cortex has no experience or capability to either manufacture bulk quantities of the new compounds that it develops, or to produce finished dosage forms of the compounds, such as tablets or capsules. Cortex relies, and presently intends to rely, on the manufacturing and quality control expertise of contract manufacturing organizations or current and prospective corporate partners. There is no assurance that the Company will be able to enter into manufacturing arrangements to produce bulk quantities of its compounds on favorable financial terms. There is however, substantial availability of dosage form manufacturing capability in the U.S. pharmaceutical industry that the Company believes that it can readily access. See “Risk Factors — We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” on page 21 for a discussion of certain risks related to the development and commercialization of the Company’s products.

Marketing

The Company has no experience in the marketing of pharmaceutical products and does not anticipate having the resources to distribute and broadly market any products that it may develop for indications such as Alzheimer’s disease and schizophrenia. The Company will therefore continue to seek commercial development arrangements with other pharmaceutical companies for its proposed products for those indications that require significant sales forces to effectively market. In entering into such arrangements, the Company may seek to retain the right to promote or co-promote products for certain of the Orphan Drug indications in North America. The Company’s worldwide licensing agreement with Organon (see Note 5 of Notes to Financial Statements) does not provide Cortex with co-promotional rights. With respect to Orphan Drugs, the Company may distribute and market such products directly. See “Risk Factors — We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” on page 21 for a discussion of certain risks related to the development and commercialization of the Company’s products.

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

Patents and Proprietary Rights

The Company is aggressively pursuing patent protection of its technologies. Cortex owns or has exclusive rights (within its areas of product development) to approximately 50 issued or allowed U.S. and foreign patents and has a number of additional U.S. patent applications and their international counterparts pending.

Cortex has rights to over 36 composition of matter patents that cover hundreds of its compounds. These patents form the foundation of the Company’s business and the pharmaceutical industry in general. Additionally, Cortex is consistently filing new disclosures and patents for new structures and new uses.

In 1998, the Regents of the University of California (the “University”) received a U.S. patent that contained a broad claim for any AMPA-modulating compound to treat schizophrenia. Under the Company’s agreements with the University, Cortex has exclusive rights to AMPAKINE compounds for all applications covered by the University’s patent rights, other than endocrine modulation, and the treatment of sexual dysfunction in North and South America. Cortex’s rights are contingent upon it making certain minimum annual payments to the University, meeting certain milestones, and diligently seeking to commercialize the underlying technology.

In April 1999, a method of use patent issued in the U.S. that covers the Company’s AMPAKINE compounds — as well as compounds made by others — and describes the mechanism by which AMPAKINE compounds may effect the treatment of memory and cognition. The Company believes that the coverage from this patent extends to both neurological disorders such as Alzheimer’s disease as well as psychiatric conditions with cognitive disturbances including depression, obsessive compulsive disorder, attention deficit disorder, and phobic disorders. Similar method of use patents have issued to Cortex in Mexico, Australia and New Zealand. In November 2003, a similar patent was issued by the European Patent Office. These patents have issued to the University of California and rights to the patents are licensed exclusively to Cortex.

Under the rules of the European Patent Office, the patent that issued in November 2003 entered into a nine-month period during which oppositions to the issuance could be filed. Upon issuance of the patent, an opposition was filed by Eli Lilly and Company. During August 2004, GlaxoSmithKline also filed an opposition. Cortex, in cooperation with the University of California, plans to respond to these oppositions promptly. There is no timeframe available for a decision from the European Patent Office and such decision may be appealed by either Cortex or the party filing the opposition. As a result, the process to determine whether the oppositions filed for this patent will or will not prevail in Europe may take anywhere from six months to several years to resolve.

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

Government Regulation

In order to test, produce and market human therapeutic products in the U.S., mandatory procedures and safety standards established by the FDA must be satisfied. Obtaining FDA approval is a costly and time-consuming process. Cortex has initiated Phase I and early Phase II testing in the U.S. and Europe, primarily with the assistance of clinical collaborators and its corporate partners, Organon and Servier. Some clinical trials were and are performed in the U.S. under Notices of Claimed Investigational Exemption for a New Drug (“IND”) filed with the FDA by the Company’s clinical collaborators. Cortex filed an IND for the AMPAKINE CX516 in the name of the Company in the fall of 2000. Cortex intends to submit an IND for the AMPAKINE CX717 as soon as the data from the Phase I studies underway in the U.K. are available to add to the filing. It is Cortex’s intent that Organon, Servier or another pharmaceutical company partner or partners that the Company is seeking, will pursue other required regulatory approvals to conduct further clinical testing with AMPAKINE compounds that result from the respective collaborative research programs with Cortex. However, Cortex intends to file other IND’s for additional AMPAKINE compounds to facilitate the development of its Orphan Drug strategy.

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

Therapeutic products that may be developed and sold by the Company outside the U.S. will be subject to regulation by the various countries in which they are to be distributed. In addition, products manufactured in the U.S. that have not yet been cleared for domestic distribution will require FDA approval in order to be exported to foreign countries for distribution there.

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

Cortex plans to seek additional financing to support its development of selected AMPAKINE compounds for Orphan Drug indications. Without such financing, Cortex may be severely restricted in its overall development. The Company would be dependent upon its sub-licensees and would be unable to maintain its current core technical and management capabilities. Under such circumstances, the Company would be dependent upon entering into partnerships or other collaborative arrangements with third parties with the required resources to obtain the needed approvals. Along with its licensing agreements with

Organon and Servier, Cortex intends to enter into license or other arrangements with other pharmaceutical companies under which those companies would conduct the required clinical trials and seek FDA approval for most or all of its proposed products. There is no assurance that Cortex will be able to enter into such arrangements on favorable terms, or at all, or that such arrangements will ultimately result in obtaining the necessary governmental approvals.

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

Employees

As of June 30, 2004, Cortex had 18 full-time employees and two part-time employees and had engaged one part-time DVM-level and three part-time Ph.D.-level scientific consultants. One of the Ph.D.-level consultants to the Company is also an M.D. Of the 18 full-time employees, 13 were engaged in research and development, of which 7 were Ph.D.-level or equivalent, and 5 were engaged in management and administrative support. Shortly after June 30, 2004, Cortex added an M.D. to its staff as its Vice President of Clinical Development and Chief Medical Officer.

Cortex anticipates that it may make modest increases in its employee levels based upon the further development of the AMPAKINE CX717. However, the Company will continue to outsource a substantial amount of its research and development to qualified vendors. The Company also sponsors a substantial amount of research in academic laboratories, primarily at the University of California, Irvine and at Wake Forest University in North Carolina.

Risk Factors

In addition to the other matters set forth in this Annual Report on Form 10-K, our continuing operations and the price of our common stock are subject to the following risks:

Risks related to our business

We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

Since our formation on February 10, 1987 through June 30, 2004, we have generated only modest operating revenues and we have incurred net losses approximating $48,051,000. For the fiscal years ended June 30, 2004, 2003 and 2002, our net losses amounted to $5,994,000, $1,175,000 and $983,000, respectively. As of June 30, 2004, we had an accumulated deficit of approximately $50,083,000. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. As with other companies in the biotechnology industry, it is possible that we will never achieve profitable operations.

We will need additional capital in the future and, if it is not available on terms acceptable to us, or at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.

We will require substantial additional funds to advance our research and development programs and to continue our operations, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products. Based on our current operating plan, including planned clinical trials and other product research and development costs, we estimate that our existing cash resources, including committed sources of funding from Servier, will be sufficient to meet our requirements through at least mid-calendar year 2006. However, we believe that we will require additional capital to fund on-going operations beyond that time. Additional funds may result from milestone payments related to our agreements with Organon and Servier, although there is no assurance that we will receive milestone payments from Organon or Servier within the desired timeframe, or at all.

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

Under our agreements, we are required to make minimum annual royalty payments approximating $70,000. Separately, we are required to spend a minimum of $750,000 per year to advance the AMPAKINE compounds during the three years ending in May 2006. At the end of May 2006, our spending requirements will decrease to $250,000 per year, and will continue at that level until we begin marketing an AMPAKINE compound.

The commercialization efforts in the agreements require us to initiate human clinical testing of an AMPAKINE compound, other than CX516, by July 2005, and to file for regulatory approval of an AMPAKINE compound during October 2007. Although we currently are in compliance with our obligations under the agreements, including minimum annual payments and diligence milestones, our failure to meet any of these requirements could allow the University to terminate that particular agreement. Management believes that it maintains a strong relationship with the University.

We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies.

The development of AMPAKINE products is subject to the risks of failure commonly experienced in the development of products based upon innovative technologies and the expense and difficulty of obtaining approvals from regulatory agencies. Drug discovery and development is time consuming, expensive and unpredictable. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. In the fields that we target, approximately one in five compounds placed in clinical trials generally reaches the market. All of our proposed products are in the preclinical or early clinical stage of development and will require significant additional funding for research, development and clinical testing before we are able to submit them to any of the regulatory agencies for clearances for commercial use. Our AMPAKINE compound, CX516, has undergone considerable clinical trials, some of which are continuing. This compound has a short half-life and is weaker than our newer AMPAKINE compounds. We therefore have concluded that we will not further develop CX516, although we may be required to complete and report on some of the ongoing clinical trials on that compound. Such trials are being funded by third parties and do not involve financial commitments from Cortex.

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

A significant percentage of our revenues come from our agreements with Organon and Servier, and if either or both agreements were terminated, such revenues could be impaired.

Under the agreement with Organon that we entered in January 1999, the collaborative research phase ended in January 2001. Organon has primary responsibility for developing and commercializing AMPAKINE compounds for use in the treatment of schizophrenia and depression. Through June 30, 2004 we have received $8,000,000 in up-front and milestone payments and approximately $6,000,000 in research support payments. The agreement includes additional milestone payments, plus royalty payments on products sold, if any, on a worldwide basis. We do not anticipate that we will receive any milestone payments from Organon during the fiscal year ending June 30, 2005. Under the terms of the agreement, Organon has the right to terminate the agreement upon four-months’ prior notice. Such termination may have negative effects on our stock price and could impact our ability to achieve other licensing arrangements on acceptable terms, or at all.

Under the agreement with Servier that we entered into in October 2000, as amended to date, we share the research efforts. Servier has primary responsibility for developing and commercializing AMPAKINE compounds for use in the treatment of memory impairment associated with aging, and of neurodegenerative diseases such as Alzheimer’s disease. Through June 30, 2004, we have received an up-front payment of $5,000,000 and research support payments of approximately $10,900,000. Under the October 2000 agreement, as amended to date, we currently receive approximately $2,165,000 per year (subject to us providing agreed-upon levels of research) and Servier is obligated to continue this level of support until early December 2005. Under the October 2002 amendment, we currently receive an additional $2,000,000 per year, which Servier is obligated to continue until October 2004. The agreement includes milestone payments, plus royalty payments on product sales, if any, in licensed territories. We do not anticipate that we will receive any milestone payments from Servier during the fiscal year ending June 30, 2005. Under the terms of the agreement, Servier has the right to terminate the agreement in the case of a merger or acquisition involving us and a third party. Servier also has the right to terminate the agreement upon six-months’ prior notice at any time after the research phase of the collaboration. In addition, Servier has the right to terminate the related research and development in the event that we materially breach the agreement.

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

We depend upon our relationships with academic consultants, particularly Dr. Gary S. Lynch of the University of California, Irvine. Dr. Lynch plays a key role in guiding our research. In addition, we sponsor preclinical research in Dr. Lynch’s laboratories at the University of California, Irvine that is part of our product development and corporate partnering profile. If our relationship with Dr. Lynch or the University of California, Irvine, is disrupted, our AMPA- receptor research program could be adversely affected. The term of our consulting agreement with Dr. Lynch commenced in November 1987 and will continue until terminated by either party to the agreement upon at least 60 days’ prior written notice to the other party. Our agreements with our other consultants are generally also terminable by the consultant on short notice. We maintain a positive relationship with Dr. Lynch and continue to fund research related to understanding the molecular actions of the AMPAKINE compounds and the AMPA receptor in his laboratory.

Risks related to our industry

If we fail to secure adequate intellectual property protection, it could significantly harm our financial results and ability to compete.

Our success will depend, in part, on our ability to get patent protection for our products and processes in the U.S. and elsewhere. We have filed and intend to continue to file patent applications as we need them. However, additional patents that may issue from any of these applications may not be sufficiently broad to protect our technology. Also, any patents issued to us or licensed by us may be challenged by others, and if successful, such challenges may diminish our rights.

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

The clinical testing, manufacturing and marketing of our products may expose us to product liability claims. We maintain liability insurance with coverage limits of $10 million per occurrence and $10 million in the annual aggregate. We have never been subject to a product liability claim, and we require each patient in our clinical trials to sign an informed consent agreement that describes the risks related to the trials, but we cannot assure you that the coverage limits of our insurance policies will be adequate or that one or more successful claims brought against us would not have a material adverse effect on our business, financial condition and result of operations. Further, if one of our AMPAKINE compounds is approved by the FDA for marketing, we cannot assure you that adequate product liability insurance will be available, or if available, that it will be available at a reasonable cost. Any adverse outcome resulting from a product liability claim could have a material adverse effect on our business, financial condition and results of operations.

We face intense competition that could result in products that are superior to the products that we are developing.

Our business is characterized by intensive research efforts. Our competitors include many companies, research institutes and universities that are working in a number of pharmaceutical or biotechnology disciplines to develop therapeutic products similar to those we are currently investigating. For example, the Pharmaceutical Research and Manufacturers of America estimates that more than 100 pharmaceutical and biotechnology companies are conducting research in the field of neurological disorders, with over 25 drugs under clinical investigation in the U.S. for the treatment of Alzheimer’s disease. Virtually all of the major multinational pharmaceutical companies have active projects in these areas. Most of these competitors have substantially greater financial, technical, manufacturing, marketing, distribution and/or other resources than we do. In addition, many of our competitors have experience in performing human clinical trials of new or improved therapeutic products and obtaining approvals from the FDA and other regulatory agencies. We have no experience in conducting and managing later-stage clinical testing or in preparing applications necessary to obtain regulatory approvals. Accordingly, it is possible that our competitors may succeed in developing products that are safer or more effective than those that we are developing and may obtain FDA approvals for their products faster than we can. We expect that competition in this field will continue to intensify.

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

The market price of securities of life sciences companies in general has been very unpredictable. The range of sales prices of our common stock for fiscal years ended June 30, 2004 and June 30, 2003, as quoted on The American Stock Exchange, was $1.62 to $4.99 and $0.51 to $2.49, respectively. The following factors, in addition to factors that affect that market generally, could significantly impact our business, and the market price of our common stock could decline:

•	competitors announcing technological innovations or new commercial products;

•	competitors’ publicity regarding actual or potential products under development;

•	regulatory developments in the U.S. and foreign countries;

•	developments concerning proprietary rights, including patent litigation;

•	public concern over the safety of therapeutic products and

•	changes in healthcare reimbursement policies and healthcare regulations.

There is a large number of shares of common stock that may be sold, which may depress the market price of our stock.

If all outstanding warrants and options are exercised prior to their expiration, approximately 12.9 million additional shares of common stock could become freely tradable without restriction. Sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock.

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

The Company leases approximately 32,000 square feet of office, research laboratory and expansion space in Irvine, California, under an operating lease that expires May 31, 2009. Current monthly rent on these facilities is approximately $32,000. The Company believes that this facility will be adequate for its research and development activities for at least the remainder of the lease term.

Item 3.	Legal Proceedings

The Company is not a party to any material legal proceedings, nor has any material proceeding been terminated during the fourth quarter of the fiscal year ended June 30, 2004.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock trades on The American Stock Exchange under the symbol, “COR.” The following table presents quarterly information on the high and low sales prices of the common stock for the fiscal years ended June 30, 2004 and 2003, as furnished by The American Stock Exchange.

	High	Low
Fiscal Year ended June 30, 2004
Fourth Quarter	$2.92	$2.15
Third Quarter	4.17	2.48
Second Quarter	4.34	2.50
First Quarter	4.99	1.62
Fiscal Year ended June 30, 2003
Fourth Quarter	$2.49	$0.70
Third Quarter	1.04	0.60
Second Quarter	0.95	0.56
First Quarter	1.50	0.51

As of June 30, 2004, there were 519 stockholders of record of the Company’s common stock, and approximately 10,200 beneficial owners. The high and low sales prices for the Company’s common stock on September 24, 2004, as reported by The American Stock Exchange, were $2.60 and $2.45, respectively.

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

During the fiscal year ended June 30, 2004, in connection with the engagement of a consultant for investor relations purposes, the Company issued warrants to purchase an aggregate of 48,000 shares of the Company’s common stock to two investors. The warrants have a weighted average exercise price of $2.95 per share and a five-year term.

The sales and issuances of each of the foregoing were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof as transactions by an issuer not involving any public offering. The agreements executed in connection with the issuance of the warrants contain representations to support the Company’s reasonable belief that the purchasers are familiar with or have access to information concerning the operations and financial condition of the Company, and the purchasers are acquiring the securities for investment and not with a view to the distribution thereof. At the time of their issuance, the warrants were deemed to be restricted securities for purposes of the Securities Act of 1933, as amended, and the warrants bear legends to that effect.

During the fourth quarter of the fiscal year ended June 30, 2004, the Company did not repurchase any of its securities.

Item 6.	Selected Financial Data

We have derived the selected financial data presented below from our audited financial statements and notes related thereto. The information set forth below is not necessarily indicative of the results of future operations. You should read the selected financial data together with the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	Years ended June 30,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
INCOME STATEMENT DATA
Revenues:
Research and license revenue	$6,792	$4,765	$5,777	$4,264	$5,369
Grant revenue	181	467	655	179	139

Total revenues	6,973	5,232	6,432	4,443	5,508
Operating expenses:
Research and development	6,116	3,724	4,918	4,254	3,896
General and administrative	2,291	2,480	2,389	2,183	1,782
Non-cash stock compensation charges	1,106	217	180	404	33

Total costs and expenses	9,513	6,421	7,487	6,841	5,711
Loss from operations	(2,540)	(1,189)	(1,055)	(2,398)	(203)
Change in fair value of common stock warrants	(3,603)	—	—	—	—
Loss before cumulative effect of change in accounting principle	(5,994)	(1,175)	(983)	(2,143)	(197)
Cumulative effect of change in accounting principle(1)	—	—	—	(530)	—
Net loss before preferred stock dividends	(5,994)	(1,175)	(983)	(2,673)	(197)
Net loss applicable to common stock	(5,994)	(1,175)	(983)	(2,663)	(200)
Basic and diluted net loss per share	(0.26)	(0.07)	(0.06)	(0.16)	(0.01)
Shares used in basic and diluted calculation	23,182	16,868	16,712	16,603	15,796
BALANCE SHEET DATA
Cash and equivalents	$9,977	$1,125	$1,849	$4,558	$2,705
Marketable securities	12,211	—	—	—	—
Working capital	20,567	(1,505)	(349)	1,984	1,921
Total assets	22,891	2,179	2,981	5,540	3,488
Unearned revenue, net of current portion, and other long-term	381	247	727	2,394	—
Total stockholders’ (deficit) equity	20,489	(1,420)	(592)	120	2,353

(1)	During the fourth quarter of the fiscal year ended June 30, 2001, we adopted, as required, the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” effective July 1, 2000 (see Note 1 in the notes to the financial statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The agreement with Servier, as amended in December 2003, includes a nonrefundable up-front fee of $5,000,000 and research support payments of $2,025,000 per year through early December 2005 (subject to Cortex providing agreed-upon levels of research personnel). The amount of research support is subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index. Currently, Cortex receives research support of approximately $2,165,000 per year. The agreement also includes potential milestone payments, plus royalty payments on sales in licensed territories.

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

In December 2003, Organon paid Cortex an additional $2,000,000 in order to retain its rights to the AMPAKINE technology in the field of depression. Cortex recorded the revenue related to this milestone upon its achievement.

From inception (February 10, 1987) through June 30, 2004, the Company sustained losses aggregating $48,051,000. Due to projected fluctuations in funding, continuing losses are likely over the next several years, as the Company’s ongoing operating expenses will only be offset, if at all, by research support payments and possible milestone payments from its research collaborations with Servier and Organon, or under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Servier and Organon agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company’s operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will require successful commercial development of its products by Servier, Organon, or its other prospective partners to attain sustained profitable operations from royalties or other product-based revenues.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Fiscal Years ended June 30, 2004 and 2003

For the year ended June 30, 2004, the Company’s net loss of $5,994,000 compared to a net loss of $1,175,000 for the prior year, with the increase primarily attributable to non-cash charges of $3,603,000 recorded for warrants issued in the Company’s private placements of its common stock, as discussed more fully below.

Revenues for the year ended June 30, 2004 increased from $5,232,000 to $6,973,000, or by 33% compared to the prior year, primarily due to a $2,000,000 milestone payment received from Organon. The related agreement required this payment in order for Organon to retain its rights to the Company’s AMPAKINE technology in the field of depression.

Research and development expenses for the year ended June 30, 2004 increased from $3,724,000 to $6,116,000, or by 64% compared to the prior fiscal year. The increase mostly resulted from charges incurred to develop the second generation AMPAKINE compound, CX717, which entered Phase I human clinical trials in May 2004. The increase for the current year also reflected increased personnel-related expenses, including recruiting fees to expand the Company’s clinical staff. Additionally, increased research and development expenses included technology access payments related to the Organon milestone. Cortex licenses the AMPAKINE technology from the University of California. Under the related agreement, Cortex is required to remit a portion of certain remuneration received in connection with sublicensing agreements. In late December 2003, when Cortex achieved its milestone under its agreement with Organon, a technology access payment to the University of California became due and was paid by the Company shortly thereafter.

General and administrative expenses for the year ended June 30, 2004 decreased from $2,480,000 to $2,291,000, or by 8% compared to the corresponding prior year period. The decrease resulted from reduced salary-related expenses due to severance costs in the prior year period to the Company’s former President and Chief Executive Officer.

Increased non-cash stock compensation charges primarily included the estimated fair value for the vesting of warrants issued earlier with a professional services agreement.

Other expenses for the year ended June 30, 2004 represent non-cash charges for the change in the estimated value of warrants issued in connection with the private equity financing in August 2003, as explained more fully in Note 3 to the Financial Statements.

Net interest income for the year ended June 30, 2004 increased from $15,000 to $149,000, or by 893% compared to the prior year, due to the cash available for investing from the Company’s two private placements during the year.

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

With the amendment to the agreement, Cortex extended the period that it amortizes revenues from Servier’s earlier up-front fee. Under the original October 2000 agreement, Cortex received a $5,000,000 licensing fee from Servier, which Cortex was recording as revenue over that agreement’s three-year collaborative research phase. After amending the agreement in October 2002, Cortex began amortizing the remaining unearned licensing revenues over the two-year period of the extended research support. Compared to the prior year, licensing revenues for the year ended June 30, 2003 decreased by approximately $500,000 as a result of this change.

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

Research and development expenses for the year ended June 30, 2003 decreased to $3,724,000, or by 24% compared to the prior fiscal year. The decrease resulted from charges incurred in the prior year for the Phase II clinical study in MCI being conducted with Servier. In connection with the MCI study, in January 2002 the Company sponsored a meeting of the clinical investigators participating in the trial. Nearly all other costs for this study were borne by Servier. The decrease for the current year also reflected decreased personnel-related expenses of $407,000 from comparatively lower staffing levels and a resultant decrease of $100,000 in spending for animals and laboratory supplies. In addition, prior year research and development expenses included technology access payments related to the Organon milestone. In September 2001, when Cortex achieved its milestone under its agreement with Organon, a technology access payment to the University of California became due.

General and administrative expenses for the year ended June 30, 2003 of $2,480,000 were materially consistent with the prior year.

Net interest income for the year ended June 30, 2003 decreased to $15,000, or by 80% compared to the prior year, due to a decrease in cash available for investing.

Liquidity and Capital Resources

Under the agreement signed with Servier in October 2000 and amended, as of June 30, 2004 Cortex has received research and licensing payments approximating $15,913,000. Of this amount, Cortex received $2,957,000 during the year ended June 30, 2004. The October 2000 agreement, as amended, provides research support of approximately $2,165,000 per year through early December 2005, subject to annual adjustment based on the U.S. Department of Labor’s Consumer Price Index. Beginning in October 2002,

Servier has agreed to provide an additional $4,000,000 of research support to Cortex, to be paid in quarterly installments of $500,000 over a two-year period. The agreement also includes milestone payments based upon successful clinical development and royalties on sales in licensed territories.

Research and licensing payments received in connection with the agreement with Organon totaled $13,880,000 through June 30, 2004. Of this amount, Cortex received $2,000,000 during the year ended June 30, 2004, representing the third milestone from Organon. The related agreement required the milestone payment in order for Organon to retain its rights to the Company’s AMPAKINE technology in the field of depression. Under the terms of the agreement, Cortex may receive additional milestone payments based on clinical development of the licensed technology and ultimately, royalties on worldwide sales.

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

Cash Proceeds

As of June 30, 2004 the Company had cash, cash equivalents and marketable securities totaling $22,188,000 and working capital of $20,567,000. As of June 30, 2003, the Company had cash and cash equivalents of $1,125,000 and a working capital deficit of $1,505,000. The increases in cash and working capital reflect approximately $22,000,000 of net proceeds from the private placements of the Company’s common stock and warrants in August 2003 and January 2004.

Commitments

The Company leases approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2009. The commitments under the lease agreement for the years ending June 30, 2005, 2006, 2007, 2008 and 2009 are $435,000, $459,000, $478,000, $498,000 and $472,000, respectively. From inception (February 10, 1987) through June 30, 2004, expenditures for furniture, equipment and leasehold improvements aggregated $2,698,000.

The Company is committed to nearly $1,350,000 for sponsored research to academic institutions, of which $787,000 is payable over the next 12 months. Remaining Cortex commitments for the Phase I clinical study for CX717 approximate $2,300,000, all of which is payable within the next 12 months.

In June 2000, the Company received $247,300 from the Institute, which will partially offset the Company’s costs for the testing in patients with MCI. Given that Cortex committed to use the funding from the Institute solely for clinical trials, the Company recorded the amounts received as restricted cash in its balance sheet. Provided that Cortex complies with the conditions of the funding agreement, repayment of the advance shall not be required unless Cortex enters an AMPAKINE compound into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

The following table sets forth the Company’s contractual obligations as of June 30, 2004:

Contractual Obligations	Payments Due by Period
	Total	Less then 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$2,342,000	$435,000	$937,000	$970,000	$—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP[1]	—	—	—	—	—
Other Contractual Obligations	4,627,000	3,204,000	703,000	140,000	580,000

Total	$6,969,000	$3,639,000	$1,640,000	$1,110,000	$580,000

[1]	These liabilities represent the Company’s unearned licensing revenues from its $5,000,000 non-refundable, upfront payment that it received from Servier in October 2000. These unearned revenues are amortized as revenue ratably over the research phase of the related agreement, which began in December 2000 and ends in December 2005 (when the related revenue will be fully earned). The liabilities do not represent a payment obligation of Cortex, but rather an obligation to provide committed services.

Staffing

As of June 30, 2004, Cortex had 20 employees. Cortex anticipates a modest increase in the number of its full-time employees within the coming year. The Company expects that it will require modest investments in plant and equipment within the same timeframe.

Outlook

Cortex anticipates that its cash and cash equivalents, marketable securities and scheduled research support payments from its agreements with Servier will be sufficient to satisfy the Company’s capital requirements through at least mid-calendar year 2006. Additional funds will be required to continue operations beyond that time. Cortex may receive additional milestone payments from the Organon and Servier agreements, but there is no assurance that the Company will receive such milestone payments within the desired timeframe, or at all. See “Risk Factors — We will need additional capital in the future and, if it is not available on terms acceptable to us, or at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.”

In order to provide for both its longer-term spending requirements, the Company is presently seeking collaborative or other arrangements with larger pharmaceutical companies. Under these agreements, it is intended that such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. Competition for such arrangements is intense, however, with a large number of biopharmaceutical companies attempting to secure alliances with more established pharmaceutical companies. Although the Company has been engaged in discussions with candidate companies, there is no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company’s short and longer-term funding requirements.

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

Off-Balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

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

The Company’s exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of the Company’s financial instruments are fixed rate, short-term investments in government and corporate notes and bonds, which are available for sale (and have been marked to market in the accompanying financial statements). Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. The Company manages interest rate risk on its investment portfolio by matching scheduled investment maturities with its cash requirements. As of June 30, 2004, the Company’s investment portfolio had a carrying amount of approximately $12,320,000. If market interest rates were to increase immediately and uniformly by 10%

from levels as of June 30, 2004, the resulting decline in the fair value of fixed rate bonds held within the portfolio would not be material to the Company’s financial position, results of operations and cash flows.

The Company’s borrowing consists solely of its advance from the Institute, which is subject to potential repayment in the event that Cortex enters an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a discount to the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of June 30, 2004, the principal and accrued interest of the advance amounted to $275,112.

Item 8.	Financial Statements and Supplementary Data

The financial statements of the Company and other information required by this item are set forth herein in a separate section beginning with the Index to Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” as of the end of the period covered by report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The sections entitled “Nominees for Director,” “Executive Officers,” “Scientific Directors and Consultants,” “Audit Committee” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” included in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or before October 28, 2004, are incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics, which covers all directors and employees, including its principal executive and financial officers. Any amendment or waiver to its Code of Business Conduct and Ethics that applies to its directors or executive officers will be posted on its website at www.cortexpharm.com or in a report filed with the Securities and Exchange Commission on Form 8-K. A copy of its Code of Business Conduct and Ethics is available free of charge upon written request to its Corporate Secretary at 15241 Barranca Parkway, Irvine, California 92618.

Item 11.	Executive Compensation

The sections entitled “Executive Compensation,” “Option Matters,” “Employment and Consulting Agreements,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” included in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or before October 28, 2004, are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled “Principal Stockholders” included in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or before October 28, 2004, is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company’s existing equity compensation plans as of June 30, 2004. The Company’s only stockholder approved equity compensation plan consists of the 1996 Stock Incentive Plan. The Company does not have any non-stockholder approved equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	4,789,082	$1.77	3,428,096
Equity compensation plans not approved by security holders	—	—	—
Total	4,789,082	$1.77	3,428,096

(1)	The Company’s only equity compensation plan, the 1996 Stock Incentive Plan, provides that on the last day of each fiscal year of the Company, a number of shares equal to twenty percent (20%) of the increase in the number of shares of Common Stock outstanding since the last day of the previous fiscal year (except in the case of fiscal year ending June 30, 1997, in which case the added shares of Common Stock shall equal twenty percent (20%) of the increase in the number of shares of Common Stock outstanding since October 25, 1996) shall be added to the aggregate number of shares authorized for issuance under the 1996 Stock Incentive Plan. The foregoing table takes into account all adjustments through June 30, 2004.

Item 13.	Certain Relationships and Related Transactions

The section entitled “Certain Transactions” included in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or before October 28, 2004, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The section entitled “Ratification of Appointment of Independent Auditors” included in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before October 28, 2004, is incorporated herein by reference.

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

The Company furnished the press release announcing its financial results for the fiscal quarter ended March 31, 2004 to the Securities and Exchange Commission in a Report on Form 8-K dated May 10, 2004.

(c)	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment on June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, and by Certificate of Designation filed June 4, 1997, by Certificate of Amendment of Restated Certificate of Incorporation filed December 21, 1998, by Certificate of Designation filed February 11, 2002, incorporated by reference to Exhibit 3.1 of the Amendment No. 1 to Registration Statement on Form 8-A, No.001-16467, filed February 15, 2002, as further amended by Certificate of Amendment of Restated Certificate of Incorporation filed December 15, 2003, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004.

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.

4.1	Rights Agreement, dated as of February 8, 2002, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan, incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.

10.2	Consulting Agreement, dated October 30, 1987, between the Company and Carl W. Cotman, Ph.D. *

10.3	Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D. *

10.19	License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to Exhibit 10.19 of the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-KSB filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.31	License Agreement dated June 25, 1993, as amended May 28, 2003, between the Company and the Regents of the University of California, incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.44	Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-QSB filed May 16, 1994.

10.49	Settlement Agreement between the Company and Alkermes, Inc., dated October 5, 1995, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting confidential treatment under Rule 406 of the Securities Act of 1933).

10.60	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.

10.64	Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to Exhibit 10.64 of the Company’s Quarterly Report on Form 10-QSB as filed on February 16, 1999. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.)

10.65	Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same number Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.

Exhibit Number	Description

10.67	Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934).

10.69	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.

10.70	Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.

10.71	Employment agreement dated June 5, 1995, between the Company and Gary A. Rogers, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.

10.74	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.

10.75	Securities Purchase Agreement dated August 21, 2003, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered exhibit to the Company’s Report on Form 8-K filed August 22, 2003.

10.76	Amendment dated April 8, 2003 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed September 19, 2003.

10.77	Amendment dated December 16, 2003 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.78	Securities Purchase Agreement dated January 7, 2004, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to Exhibit 10.75 to the Company’s Report on Form 8-K filed January 9, 2004.

10.79	Amendment No. 2 to the Lease Agreement for the Company’s facilities in Irvine, California, dated March 9, 2004.

10.80	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan.

10.81	Form of Restricted Stock Award Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan.

10.82	Amendment dated January 1, 2004 to the employment agreement dated May 17, 2000 between the Company and James H. Coleman.

10.83	Amendment dated January 1, 2004 to the employment agreement dated June 5, 1995 between the Company and Gary A. Rogers, Ph.D.

21	Subsidiaries of the Registrant, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 2000.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (see page S-1).

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit of the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

Date: September 27, 2004	By:	/s/ Roger G. Stoll, Ph.D.
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

Signature	Title	Date

/s/ Roger G. Stoll, Ph.D. Roger G. Stoll, Ph.D. (Principal Executive Officer)	Chairman of the Board, President and Chief Executive Officer	September 27, 2004

/s/ Maria S. Messinger Maria S. Messinger (Principal Financial and Accounting Officer)	Vice President, Chief Financial Officer and Secretary	September 27, 2004

/s/ Robert F. Allnutt Robert F. Allnutt	Director	September 27, 2004

/s/ Charles J. Casamento Charles J. Casamento	Director	September 27, 2004

/s/ Carl W. Cotman, Ph.D. Carl W. Cotman, Ph.D.	Director	September 27, 2004

/s/ Peter F. Drake, Ph.D. Peter F. Drake, Ph.D.	Director	September 27, 2004

/s/ M. Ross Johnson, Ph.D. M. Ross Johnson, Ph.D.	Director	September 27, 2004

/s/ Gary D. Tollefson, M.D., Ph.D. Gary D. Tollefson, M.D., Ph.D.	Director	September 27, 2004

S - 1

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Cortex Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Cortex Pharmaceuticals, Inc. (the “Company”) as of June 30, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2004, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortex Pharmaceuticals, Inc. at June 30, 2004 and 2003, and the results of its operations and its cash flows for the three years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

July 27, 2004

Cortex Pharmaceuticals, Inc.

BALANCE SHEETS

	June 30, 2004	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$9,976,957	$1,125,054
Marketable securities	12,210,554	—
Restricted cash	—	83,411
Accounts receivable	132,527	428,451
Other current assets	268,265	210,539

Total current assets	22,588,303	1,847,455
Furniture, equipment and leasehold improvements, net	269,192	298,268
Other	33,407	33,407

	$22,890,902	$2,179,130

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,306,292	$852,016
Accrued wages, salaries and related expenses	233,859	213,037
Unearned licensing revenue	205,922	988,426
Unearned research revenue	—	1,028,752
Advance for MCI project	275,112	270,140

Total current liabilities	2,021,185	3,352,371
Unearned licensing revenue, net of current, and other long-term liabilities	380,749	247,107
Stockholders’ equity (deficit):
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 30,000,000; shares issued and outstanding: 28,354,995 (2004) and 17,153,659 (2003)	28,354	17,153
Additional paid-in capital	70,557,574	42,629,899
Unrealized loss, available for sale marketable securities	(35,670)	—
Accumulated deficit	(50,082,993)	(44,089,103)

Total stockholders’ equity (deficit)	20,488,968	(1,420,348)

	$22,890,902	$2,179,130

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

	Years ended June 30,
	2004	2003	2002
Revenues:
Research and license revenue	$6,791,412	$4,765,048	$5,777,217
Grant revenue	181,469	466,902	655,286

Total revenues	6,972,881	5,231,950	6,432,503

Operating expenses:
Research and development	6,116,275	3,724,459	4,917,608
General and administrative	2,290,985	2,479,528	2,388,906
Non-cash stock compensation charges (A)	1,105,643	217,347	180,768

Total operating expenses	9,512,903	6,421,334	7,487,282

Loss from operations	(2,540,022)	(1,189,384)	(1,054,779)
Interest income, net	148,971	14,511	72,143
Increase in fair value of common stock warrants	(3,602,839)	—	—

Net loss before preferred stock dividends	(5,993,890)	(1,174,873)	(982,636)
Dividends on 9% cumulative convertible preferred stock	—	—	675

Net loss applicable to common stock	$(5,993,890)	$(1,174,873)	$(983,311)

Net loss per share, basic and diluted	$(0.26)	$(0.07)	$(0.06)

Shares used in basic and diluted calculation	23,182,179	16,868,310	16,712,115

(A) Non-cash stock compensation charges include the following related expenses:
Research and development	$188,958	$76,842	$125,241
General and administrative	916,685	140,505	55,527

	$1,105,643	$217,347	$180,768

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	9% cumulative convertible preferred stock	Series B convertible preferred stock	Common stock	Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total
Balance, June 30, 2001	$15,000	$21,703	$16,629	$41,998,545	$—	$(41,931,594)	$120,283
Issuance of 217,500 shares of common stock upon exercise of stock options	—	—	217	90,449	—	—	90,666
Conversion of 15,000 shares of 9% preferred stock into 1,999 shares of common stock	(15,000)	—	2	14,998	—	—	—
Issuance and vesting of stock options for consultants	—	—	—	139,542	—	—	139,542
Non-cash compensation charges for stock options re-priced in 1998	—	—	—	41,226	—	—	41,226
9% preferred stock dividends	—	—	—	(675)	—	—	(675)
Net loss and comprehensive loss	—	—	—	—	—	(982,636)	(982,636)

Balance, June 30, 2002	—	21,703	16,848	42,284,085	—	(42,914,230)	(591,594)
Issuance of 304,276 shares of common stock upon exercise of stock options	—	—	305	128,467	—	—	128,772
Issuance and vesting of stock options for consultants	—	—	—	103,167	—	—	103,167
Issuance of warrants to purchase 116,000 shares of common stock for services	—	—	—	62,280	—	—	62,280
Compensation expense relating to extension of stock options previously granted to former President and Chief Executive Officer	—	—	—	51,900	—	—	51,900
Net loss and comprehensive loss	—	—	—	—	—	(1,174,873)	(1,174,873)

Balance, June 30, 2003	—	21,703	17,153	42,629,899	—	(44,089,103)	(1,420,348)
Sale of 3,333,334 shares of common stock, $1.50 per share, net of expenses	—	—	3,333	4,453,977	—	—	4,457,310
Sale of 6,909,091 shares of common stock, $2.75 per share, net of expenses	—	—	6,909	17,455,098	—	—	17,462,007
Issuance of 280,678 shares of common stock upon exercise of stock options	—	—	281	251,422	—	—	251,703
Issuance of 678,229 shares of common stock upon exercise of warrants	—	—	678	1,058,696	—	—	1,059,374
Issuance and vesting of stock options and warrants for consultants	—	—	—	1,061,644	—	—	1,061,644
Non-cash compensation charges for stock options re-priced in 1998	—	—	—	43,999	—	—	43,999
Change in value of warrants issued with sales of common stock	—	—	—	3,466,668	—	—	3,466,668
Amortization of capitalized financing costs	—	—	—	136,171	—	—	136,171
Comprehensive loss
Net loss	—	—	—	—	—	(5,993,890)	(5,993,890)
Unrealized loss on available for sale U.S. Government and other marketable securities	—	—	—	—	(35,670)	—	(35,670)

Comprehensive loss	—	—	—	—	—	—	(6,029,560)

Balance, June 30, 2004	$—	$21,703	$28,354	$70,557,574	$(35,670)	$(50,082,993)	$20,488,968

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

	Years ended June 30,
	2004	2003	2002
Cash flows from operating activities:
Net loss before preferred stock dividends	$(5,993,890)	$(1,174,873)	$(982,636)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	119,748	155,846	153,176
Stock option compensation expense	1,105,643	155,067	180,768
Amortization of capitalized financing costs	136,171	—	—
Change in fair value of common stock warrants	3,466,668	—	—
Warrants issued for services	—	62,280	—
Changes in operating assets/liabilities:
Restricted cash	83,411	97,475	11,414
Accounts receivable	295,924	(312,979)	(115,472)
Other current assets	(57,726)	140,333	(90,193)
Accounts payable and accrued expenses	475,098	671,149	(144,556)
Unearned revenue	(1,677,614)	(649,659)	(1,709,691)
Changes in other assets and other liabilities	26,483	5,468	6,562

Net cash used in operating activities	(2,020,084)	(849,893)	(2,690,628)

Cash flows from investing activities:
Purchase of marketable securities	(15,467,735)	—	(1,000,000)
Proceeds from maturities of marketable securities	3,200,000	—	1,000,000
Purchase of fixed assets	(90,672)	(2,834)	(107,870)

Net cash used in investing activities	(12,358,407)	(2,834)	(107,870)

Cash flows from financing activities:
Proceeds from issuance of common stock in January 2004 private placement, net	17,462,007	—	—
Proceeds from issuance of common stock in August 2003 private placement, net	4,457,310	—	—
Proceed from issuance of common stock upon exercise of warrants	1,059,374	—	—
Proceeds from issuance of common stock upon exercise of stock options	251,703	128,772	90,666
Payment of 9% preferred stock dividends	—	—	(675)

Net cash provided by financing activities	23,230,394	128,772	89,991

Increase (decrease) in cash and cash equivalents	8,851,903	(723,955)	(2,708,507)
Cash and cash equivalents, beginning of year	1,125,054	1,849,009	4,557,516

Cash and cash equivalents, end of year	$9,976,957	$1,125,054	$1,849,009

Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$—	$—	$15,000

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

Basis of Presentation — From inception through June 30, 2004, the Company has generated only modest operating revenues, the majority of which it derived from its agreements with Servier and Organon, as further described in Notes 4 and 5, respectively. These agreements contributed 97%, 91% and 89% of total revenues for the years ended June 30, 2004, 2003 and 2002, respectively.

Under the agreement with Servier, during the years ended June 30, 2004, 2003 and 2002 the Company recorded research and licensing revenues of $4,791,000, $4,756,000 and $3,720,000, respectively. During the same periods, the Company incurred direct and indirect expenses for the Servier research collaboration totaling $2,139,000, $2,098,000 and $2,053,000, respectively.

Under the agreement with Organon, the Company recorded research and licensing revenues of $2,000,000, $0 and $2,000,000 for the years ended June 30, 2004, 2003 and 2002, respectively. During the same periods the Company incurred no direct or indirect expenses for the Organon research collaboration.

With the proceeds from the Company’s private placements of its common stock in August 2003 and January 2004, Cortex anticipates that it has sufficient capital and committed funding to maintain its operations through mid-calendar year 2006; however, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company likely will need to raise additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all; if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

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

Marketable Securities — Marketable securities are carried at fair value, with unrealized gains and losses, net of any tax, reported as a separate component of stockholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on short-term investments are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition are less than its carrying amount. The Company has not recognized any impairment losses through June 30, 2004.

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

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached consensus on Issue 00-21. EITF Issue 00-21 addresses the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Specifically, Issue 00-21 requires the recognition of revenue from milestone payments over the remaining minimum period of performance obligations under such multiple element arrangements. As required, we will apply the principles of Issue 00-21 to multiple element research and licensing agreements that we may enter into or modify after July 1, 2003.

In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition” (“SAB 101”), amounts received for upfront technology license fees under multiple-element arrangements are deferred and recognized on a straight-line basis over the period of committed services or performance, which approximates the level of efforts provided, if such arrangements require the Company’s on-going services or performance.

Cortex amortizes the revenues from Servier’s $5,000,000 nonrefundable upfront fee ratably over the research phase of the agreement, as amended, which began in December 2000 and ends in early December 2005.

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

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock plans under the fair value method. The fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for the years ended June 30, 2004, 2003 and 2002, respectively: weighted average risk-free interest rates of 2.1%, 2.7% and 3.4%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 1.06%, 99% and 68%; and a weighted average life of 3.7 years, 4.1 years and 4.5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the vesting period of the options, resulting in the following pro forma information for the years ended June 30, 2004, 2003 and 2002:

	Year ended June 30,
	2004	2003	2002
Net loss applicable to common stockholders, as reported	$(5,993,890)	$(1,174,873)	$(983,311)
Stock-based employee compensation expense included in reported net loss	12,100	—	41,226
Total stock-based employee compensation expense determined under fair value based method for all options	(1,671,471)	(537,314)	(617,889)

Pro forma net loss applicable to common stockholders	$(7,653,261)	$(1,712,187)	$(1,559,974)

Basic and diluted net loss per share available to common stockholders, as reported	$(0.26)	$(0.07)	$(0.06)
Basic and diluted net loss per share available to common stockholders, pro forma	$(0.33)	$(0.10)	$(0.09)

The pro forma effect on net loss shown above is not necessarily indicative of potential pro forma effects on results for future years. The estimated weighted average fair value of options granted during the years ended June 30, 2004, 2003 and 2002 was $1.92, $0.54 and $1.36, respectively.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25” (“FIN 44” or “the Interpretation”). As required, the Company adopted the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Prior to release of FIN 44, in December 1998 the Company re-priced previously issued stock options to purchase approximately 970,000 shares of common stock to a price of $0.375 per share, which represented the fair market value of the common stock on the date of the re-pricing. By adopting the Interpretation, the Company now applies variable accounting for these options until such options are exercised or forfeited. Of the options re-priced in December 1998, as of June 30, 2004 options to purchase 245,919 remained outstanding. Consequently, if the market price of the Company’s stock increases above $2.50 per share, the fair market value of the Company’s common stock on the date that it adopted FIN 44, the Company will recognize additional compensation expense that it otherwise would not have incurred. For the fiscal year ended June 30, 2004, applying the Interpretation increased the net loss by $43,999, with no impact on the net loss per share. For the fiscal year ended June 30, 2003, applying the Interpretation had no impact on the net loss or the net loss per share. For the fiscal year ended June 30, 2002, the effect of applying the Interpretation was an increase in the net loss of $41,226, with no impact on the net loss per share.

Research and Development Costs — All costs related to research and development activities are treated as expenses in the period incurred.

Comprehensive Income — In accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” all components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive loss, including unrealized gains and losses on investments, are reported net of any related tax effect to arrive at comprehensive loss.

Net Loss per Share — In accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), net loss per share is computed based on the weighted average number of common shares outstanding and includes dividends accrued on the Company’s 9% Cumulative Convertible Preferred Stock. As of June 30, 2004, 2003 and 2002, there were no shares of the 9% Cumulative Convertible Preferred Stock outstanding.

The Company has reserved 12.9 million shares of common stock for issuance upon exercise of outstanding stock options and stock purchase warrants, as well as for conversion of the Company’s Series B preferred stock, as further described in Note 3. The effect of the potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

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

Reclassifications — Certain reclassifications have been made to the fiscal year 2003 and 2002 financial statements to conform with the fiscal year 2004 presentation.

Note 2 — Detail of Selected Balance Sheet Accounts

The following is a summary of marketable securities as of June 30, 2004:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate obligations	$3,382,905	$—	$(17,685)	$3,365,220
Mortgage backed government securities	8,863,319	—	(17,985)	8,845,334

Total marketable securities	$12,246,224	$—	$(35,670)	$12,210,554

The amortized cost and estimated fair value of available-for-sale marketable securities as of June 30, 2004, by contractual maturity, are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Maturities
Within one year	$5,420,632	$—	$(10,680)	$5,409,952
After one year through 5 years	6,825,592	—	(24,990)	6,800,602

Total marketable securities	$12,246,224	$—	$(35,670)	$12,210,554

Gross realized gains and losses on sales of marketable securities were not significant in the fiscal years ended June 30, 2004, 2003 or 2002.

Accounts receivable consist of the following:

	June 30,
	2004	2003
Receivables from Servier	$111,715	$368,349
Receivables for grant projects	20,812	13,775
Other receivables	—	46,327

	$132,527	$428,451

Together with Servier, Cortex conducted a cross-national Phase II clinical study in patients with mild cognitive impairment (“MCI”). Servier agreed to incur the bulk of the related costs for this study. While Cortex pays many of the associated expenses directly, it receives reimbursement for these amounts from Servier.

Other current assets consist of the following:

	June 30,
	2004	2003
Prepaid license fees	$93,351	$—
Prepaid sponsored research	8,000	12,458
Prepaid insurance fees	118,187	62,457
Prepaid financing costs	—	72,344
Prepaid consulting fees	10,000	25,000
Other	38,727	38,280

	$268,265	$210,539

Furniture, equipment and leasehold improvements consist of the following:

	June 30,
	2004	2003
Laboratory equipment	$1,447,007	$1,400,804
Leasehold improvements	718,874	716,724
Furniture and equipment	179,329	175,431
Computers and software	356,368	317,947

	2,701,578	2,610,906
Accumulated depreciation	(2,432,386)	(2,312,638)

	$269,192	$298,268

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

Series B Convertible Preferred Stock outstanding as of June 30, 2004 and June 30, 2003 consisted of 37,500 shares of Series B Preferred issued in a May 1991 private placement. Each share of Series B Preferred is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, subject to adjustment under certain circumstances. As of June 30, 2004, the remaining shares of Series B Preferred outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred at a price of $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days’ prior notice.

Common Stock and Common Stock Purchase Warrants

On August 21, 2003, the Company issued 3,333,334 shares of common stock to accredited investors in a private placement transaction for $1.50 per share, providing gross proceeds of $5,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $4,500,000. In connection with the transaction, the Company also issued five-year warrants to the investors to purchase up to an additional 3,333,334 shares of the Company’s common stock at an exercise price of $2.55 per share. In January 2004, warrants to purchase 339,997 common shares were exercised, resulting in proceeds of approximately $870,000.

In connection with the August private placement, the Company also issued warrants to two placement agents to purchase 30,000 and 83,061 shares of the Company’s common stock, respectively. The warrant to purchase 30,000 shares of the Company’s common stock has an exercise price of $1.50 per share and a five-year term. The warrant to purchase 83,061 shares of the Company’s common stock has an exercise price of $2.71 per share and a three-year term. Of the warrants issued to the placement agents, during the year ended June 30, 2004 warrants to purchase 27,000 common shares were exercised, providing proceeds of approximately $40,000. All of the warrants issued in the August transaction provide a call right in favor to the Company to the extent that the price per share of the Company’s common stock exceeds $6.00 per share for 13 consecutive trading days, subject to certain circumstances. The Company cannot exercise this call right prior to December 8, 2005.

On January 7, 2004, the Company issued 6,909,091 shares of common stock to accredited investors in a private placement transaction for $2.75 per share, resulting in gross proceeds of $19,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $17,500,000. In connection with the January transaction, the Company also issued five-year warrants to the investors to purchase up to 4,490,910 shares of the Company’s common stock at an exercise price of $3.25 per share. The Company also issued two additional warrants to purchase 54,750 and 272,959 shares of the Company’s common stock, respectively, to two placement agents. The warrant to purchase 54,750 shares of the Company’s common stock has an exercise price of $2.75 per share and a five-year term. The warrant to purchase 272,959 shares of the Company’s common stock has an exercise price of $3.48 per share and a three-year term. All of the warrants issued in the January transaction provide a call right in favor to the Company to the extent that the price per share of the Company’s common stock exceeds $7.50 per share for 13 consecutive trading days, subject to certain circumstances. The Company cannot exercise this call right prior to March 18, 2005.

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

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividends; risk-free interest rate of 3.4%; the contractual life of 5 years and volatility of 100%. The fair value of the warrants was estimated to be $5,000,000 on the closing date of the transaction. The fair value of the warrants was then re-measured at the September 30, 2003 reporting date and at December 8, 2003, the date of effectiveness of the registration statement. The increase in fair value of the warrants of $3,467,000 from the closing date of the transaction to the effective date of the registration statement has been recorded as a charge to other expense in the Statement of Operations for the year ended June 30, 2004. The warrant liability was reclassified to additional paid-in capital as of the date of effectiveness of the registration statement, or December 8, 2003.

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

In connection with the restructuring of a note payable, in July 1999 the Company issued to the note holder five-year warrants to purchase 200,000 shares of common stock at a weighted-average exercise price of $1.48 per share. The exercise prices for these warrants were derived from the fair market value of the Company’s common stock on the date of issuance. During the year ended June 30, 2004, 94,232 shares of the Company’s common stock were issued as a result of the net exercise of 150,000 of these warrants. The Company fully repaid the principal and accrued interest on the restructured note during the fiscal year ended June 30, 2000.

In connection with the engagement of a consultant for capital raising purposes, in December 2002 the Company issued a five-year warrant to purchase 200,000 shares of common stock at an exercise price of $0.67 per share. This warrant became exercisable during the fiscal year ended June 30, 2004 and the Company recorded non-cash expense of approximately $660,000. Warrants to purchase a total of 162,000 shares of the Company’s common stock were exercised during the fiscal year ended June 30, 2004, resulting in proceeds of approximately $109,000.

In connection with the engagement of a consultant for investor relations purposes, from February 2003 through June 2003 the Company issued five-year warrants to purchase up to an aggregate of 116,000 shares of common stock at a weighted-average exercise price of $0.88 per share. In connection with the same agreement, from July 2003 through June 2004 the Company issued 48,000 shares of common stock at a weighted-average exercise price of $2.95. The above warrants are fully exercisable and resulted in expense of approximately $107,000 and $62,000 for the fiscal years ended June 30, 2004 and 2003, respectively. The exercise prices for the above warrants were derived from the fair market value of the Company’s common stock on the date of issuance. During the year ended June 30, 2004, related warrants to purchase a total of 55,000 shares of the Company’s common stock were exercised, resulting in proceeds of approximately $43,000.

As of June 30, 2004, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred Stock; 8,095,017 shares for issuance upon exercise of warrants; 4,789,082 shares for issuance upon exercise of outstanding stock options; and 3,428,096 shares for issuance upon exercise of stock options available for future grant.

Stock Option and Stock Purchase Plan

1996 Stock Incentive Plan— The 1996 Plan provides for the granting of options and rights to purchase up to an aggregate of 9,375,481 shares of the Company’s authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganizations) to qualified employees, officers, directors, consultants and other service providers. The exercise price of nonqualified stock options and the purchase price of stock offered under the 1996 Plan, which terminates October 25, 2006, must be at least 85% of the fair market value of the common stock on the date of grant. The exercise price of incentive stock options must be at least equal to the fair market value of the common stock on the date of grant.

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

As of June 30, 2004, options to purchase an aggregate of 3,269,245 shares of common stock were exercisable under the Company’s stock option plan. During the years ended June 30, 2004 and 2003, the Company did not issue options to purchase shares of common stock with exercise prices below the fair market value of the common stock on the dates of grant.

Stock option transactions under the Company’s stock option plan for each of the three years in the period ended June 30, 2004 are summarized below:

	Number of shares	Weighted average exercise price per share
Outstanding as of June 30, 2001	2,430,606	$1.32
Granted	455,157	2.48
Exercised	(217,500)	0.42
Forfeited	(39,848)	2.78

Outstanding as of June 30, 2002	2,628,415	$1.58
Granted	1,563,195	0.78
Exercised	(304,276)	0.42
Expired	(3,000)	0.38
Forfeited	(226,610)	2.20

Outstanding as of June 30, 2003	3,657,724	$1.29
Granted	1,536,527	2.76
Exercised	(280,678)	0.90
Expired	(4,000)	0.38
Forfeited	(120,491)	1.96

Outstanding as of June 30, 2004	4,789,082	$1.77

Available for future grant	3,428,096

Information regarding stock options outstanding at June 30, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at June 30, 2004	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at June 30, 2004	Weighted average exercise price
$ 0.38 - 0.75	1,272,083	6.4 years	$0.63	948,758	$0.58
0.76 - 2.20	1,315,274	7.6 years	1.14	952,244	1.02
2.27 - 2.76	1,587,589	8.9 years	2.71	937,439	2.69
2.78 - 4.44	614,136	7.3 years	3.08	430,804	3.05

	4,789,082			3,269,245

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

The Company has 35,000 shares of Series A Junior Participating Preferred Stock authorized (35,000,000 Units), of which no shares or Units are issued or outstanding at June 30, 2004. Each Unit would entitle the holder to (A) one vote, voting together with the shares of common stock; (B) in the event that the Company’s assets are liquidated, a payment of $1.00 or an amount equal to the payment to be distributed per share of common stock, whichever is greater; and (C) in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, a payment in the amount equal to the payment received per share of common stock. The number of Rights per share of common stock, and the purchase price, are subject to adjustment in the event of each and any stock split, stock dividend or similar event.

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

In connection with the agreement, Servier paid Cortex a nonrefundable, up-front payment of $5,000,000. The upfront payment is being amortized as revenue over the research support period, as extended by the amendments entered into in October 2002 and December 2003. The October 2000 agreement includes research support of approximately $2,000,000 per year for three years, subject to Cortex providing agreed-upon levels of research. The amount of support is subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index. Under the October 2000 agreement, Cortex currently receives annual support of approximately $2,165,000. The agreement also includes milestone payments based upon clinical development and royalty payments on sales in licensed territories.

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

During the fiscal year ended June 30, 2000, the Company received its first milestone under the agreement, triggered when Organon selected an AMPAKINE compound to pursue in Phase I clinical testing as a potential treatment for schizophrenia. During the fiscal year ended June 30, 2002, Organon notified Cortex of its intent to continue developing the selected compound by entering Phase II clinical testing, triggering a second milestone payment of $2,000,000, which the Company received in September 2001. During the fiscal year ended June 30, 2004, Organon paid Cortex another $2,000,000 milestone in order to retain its rights to Cortex’s AMPAKINE technology in the field of depression. Cortex remains eligible for additional milestone payments based upon further clinical development of the licensed technology by Organon, and ultimately, royalties on worldwide product sales, if any. Unless terminated earlier, the agreement continues until the expiration of all of Organon’s royalty obligations, which continue until the expiration of patents covering the AMPAKINE technology or compounds licensed under the agreement.

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

As the funding from the Institute must be used solely for the planned clinical trials in MCI patients, Cortex recorded the amounts received as restricted cash in the Company’s balance sheet. Provided that Cortex complies with the conditions of the funding agreement, repayment of the advance shall be forgiven unless Cortex enters one of its AMPAKINE compounds into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include the principal amount plus accrued interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the outstanding principal balance and any accrued interest thereon as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances. Included in the balance sheet is accrued principle and interest of $275,112 and $270,140 at June 30, 2004 and 2003, respectively.

Note 7 — Commitments

The Company leases its offices and research laboratories under an operating lease that expires May 31, 2009. Rent expense under this lease for the years ended June 30, 2004, 2003 and 2002 was approximately $329,000, $295,000 and $279,000, respectively. Commitments under the lease for the years ending June 30, 2005, 2006, 2007, 2008 and 2009 are approximately $435,000, $459,000, $478,000, $498,000 and $472,000, respectively.

As of June 30, 2004, the Company has employment agreements with two of its executive officers, which agreements expire in May 2005 and August 2005. The agreements involve annual salary payments aggregating $430,000 and provide for bonuses under certain circumstances.

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

Commitments for the Phase I clinical study of CX717 initiated in May 2004 amount to approximately $2,300,000. Separately, commitments under sponsored research agreements for services to be rendered for the years ending June 30, 2005 and 2006 approximated $787,000 and $562,000, respectively. Commitments under scientific consulting agreements for services to be rendered for the year ending June 30, 2005 approximated $129,000. Thereafter, such commitments for consulting agreements approximate $93,000 annually.

The Company has entered agreements with an academic institution that provide the Company exclusive rights to certain of the technologies that the Company is developing. Under the terms of the agreements, the Company is committed to royalty payments. These payments include minimum annual royalties of approximately $70,000 for the year ending June 30, 2004 and for each year thereafter for the remaining life of the patents covering the subject technologies, with the most recently issued patent expiring in April 2021. The agreements commit the Company to spend a minimum of $750,000 per year to advance the AMPAKINE compounds during the three years ending in May 2006. Thereafter, the Company’s spending requirements will decrease to $250,000 per year and will continue at that level until the Company begins marketing an AMPAKINE compound. The agreements also commit the Company to pay up to an additional $875,000 upon achievement of certain clinical testing and regulatory approval milestones, and to remit a portion of certain remuneration received in connection with sublicensing agreements.

Note 8 — Related Party Transactions

During the years ended June 30, 2004, 2003 and 2002, the Company paid scientific and other consulting fees to stockholders aggregating $58,800, $53,000 and $70,500, respectively. Under certain circumstances, the Company is obligated to make royalty payments to certain of its scientific consultants, some of whom are stockholders, and to one employee, upon successful commercialization of certain of its products by the Company or its licensees.

Note 9 — Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of June 30, 2004, the Company had federal and California tax net operating loss carryforwards of approximately $41,000,000 and $27,000,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California franchise tax purposes. The federal net operating loss carryforward will begin to expire in 2005 and the California net operating loss carryforward will begin to expire in 2008. The Company also has federal and California research and development tax credit carryforwards totaling approximately $1,000,000 and $400,000, respectively. The federal research and development tax credit carryforwards will begin to expire in 2005. The California research and development tax credit carryforward does not expire and will carryforward indefinitely until utilized.

The Company’s effective tax rate is different from the federal statutory rate of 35% due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. Utilization of the net operating loss and tax credit carryforwards from the tax years ended on or before June 30, 1992 is subject to an annual limitation of approximately $1,500,000, due to ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. If there should be future changes of ownership, these annual limitations for utilization of net operating loss and tax carryforwards may become more restrictive.

Significant components of the Company’s deferred tax assets as of June 30, 2004 and June 30, 2003 are shown below. A valuation allowance of $18,705,000 as of June 30, 2004 has been established against the Company’s deferred tax assets as realization of such assets is uncertain. The increase in the valuation allowance of $971,000 from June 30, 2003 to June 30, 2004 relates primarily to continuing net operating losses.

Deferred tax assets consist of the following:

	June 30,
	2004	2003
Net operating loss carryforwards	$15,881,000	$14,272,000
Research and development credits	1,331,000	1,505,000
Capitalized research and development costs	341,000	690,000
Unearned revenue	238,000	923,000
Depreciation	126,000	105,000
Other, net	788,000	239,000

Net deferred tax assets	18,705,000	17,734,000
Valuation allowance for deferred tax assets	(18,705,000)	(17,734,000)

Total deferred tax assets	$—	$—

Note 10 — Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the years ended June 30, 2004 and 2003, respectively is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004 Quarters
Total revenues	$1,337,247	$3,256,128	$1,166,009	$1,213,497
Total costs and expenses	1,815,891	3,097,775	1,967,581	2,631,656
Income (loss) from operations	(478,644)	158,353	(801,572)	(1,418,159)
Change in fair value of common stock warrants	(3,844,082)	345,173	(103,930)	—
Net income (loss)	$(4,318,662)	$512,468	$(873,504)	$(1,314,192)
Basic and diluted loss per share	$(0.24)	$0.02	$(0.03)	$(0.05)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2003 Quarters
Total revenues	$1,122,443	$1,381,099	$1,378,984	$1,349,424
Total costs and expenses	1,804,484	1,660,664	1,520,846	1,435,340
Loss from operations	(682,041)	(279,565)	(141,862)	(85,916)
Net loss	$(674,405)	$(275,727)	$(139,598)	$(85,143)
Basic and diluted loss per share	$(0.04)	$(0.02)	$(0.01)	$(0.01)

Cortex Pharmaceuticals, Inc.

Annual Report on Form 10-K

Year ended June 30, 2004

Exhibit Index

Exhibit Number	Description	Sequentially Numbered Page

3.1	Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment of June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, by Certificate of Designation filed June 4, 1997, by Certificate of Amendment of Restated Certificate of Incorporation filed December 21, 1998, by Certificate of Designation filed February 11, 2002, incorporated by reference to Exhibit 3.1 of the Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002, as further amended by Certificate of Amendment of Restated Certificate of Incorporation filed December 15, 2003, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004.	—

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.	—

4.1	Rights Agreement, dated as of February 8, 2002, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan, incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.

10.2	Consulting Agreement, dated October 30, 1987, between the Company and Carl W. Cotman, Ph.D. *	—

10.3	Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D. *	—

10.19	License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to Exhibit 10.19 of the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	—

10.31	License Agreement dated June 25, 1993, as amended, between the Company and the Regents of the University of California, incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

10.44	Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-QSB filed May 16, 1994.	—

10.49	Settlement Agreement between the Company and Alkermes, Inc., dated October 5, 1995, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting confidential treatment under Rule 406 of the Securities Act of 1933).	—

EXH-1

Exhibit Number	Description	Sequentially Numbered Page

10.60	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.	—

10.64	Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to Exhibit 10.64 of the Company’s quarterly report on Form 10-QSB as filed on February 16, 1999. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24-b2 of the Securities Exchange Act of 1934.)	—

10.65	Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.	—

10.67	Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Ruled 24b-2 of the Securities Act of 1934).	—

10.69	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 10-QSB filed February 12, 2001.	—

10.70	Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.	—

10.71	Employment agreement dated June 5, 1995 between the Company and Gary A. Rogers, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.	—

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.	—

10.74	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q, as filed on November 14, 2002.	—

10.75	Securities Purchase Agreement dated August 21, 2003, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered exhibit to the Company’s Report on Form 8-K filed August 22, 2003.	—

10.76	Amendment dated August 8, 2003 to the employment agreement between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed September 19, 2003.	—

10.77	Amendment dated Decemer 16, 2003 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

10.78	Securities Purchase Agreement dated January 7, 2004, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered exhibit to the Company’s Report on Form 8-K filed January 9, 2004.	—

10.79	Amendment No. 2 to the Lease Agreement for the Company’s facilities in Irvine, California, dated March 9, 2004.	—

10.80	Form of Incentive/Nonqualified Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan	—

EXH-2

Exhibit Number	Description	Sequentially Numbered Page

10.81	Form of Restricted Stock Award under the Company’s Amended and Restated 1996 Stock Incentive Plan.	—

10.82	Amendment dated January 1, 2004 to the employment agreement dated May 17, 2000 between the Company and James H. Coleman.	—

10.83	Amendment dated January 1, 2004 to the employment agreement dated June 5, 1995 between the Company and Gary A. Rogers, Ph.D.	—

21	Subsidiaries of the Registrant, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 2000.	—

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	—

24	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-KSB.	—

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

*	Incorporated by reference to the same numbered exhibit of the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.

EXH-3