Form 10-K/A
period 2004-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2004-10-28
CIK 849636

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the common stock on December 31, 2003, was $53,084,500 (based on the closing sale price of the common stock as reported by The American Stock Exchange on such date).

The number of outstanding shares of the registrant’s common stock as of October 25, 2004 was 28,455,303.

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

Name	Age	Position
Robert F. Allnutt (2)	69	Director
Charles J. Casamento (1)	59	Director
Carl W. Cotman, Ph.D. (2)	64	Director
Peter F. Drake, Ph.D. (1)	50	Director
M. Ross Johnson, Ph.D. (1) (2)	60	Director
Roger G. Stoll, Ph.D.	62	Chairman of the Board, President and Chief Executive Officer
Gary D. Tollefson, M.D., Ph.D.	53	Director

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.

Robert F. Allnutt has been a director since December 1995 and served as Chairman of the Board from February 1999 until the appointment of Roger G. Stoll, Ph.D. on August 13, 2002. Since February 1995, Mr. Allnutt has been a senior counselor for APCO Worldwide, Inc., a public affairs and strategic communications company. Mr. Allnutt was Executive Vice President of the Pharmaceutical Manufacturers Association from 1985 until 1995 and was Vice President for Governmental Relations of Communications Satellite Corporation from 1984 until 1985. Prior to 1984, Mr. Allnutt held numerous positions in the Federal Government for 25 years, including 15 years at NASA, where his positions included Associate Deputy Administrator, the third ranking position in the agency. Mr. Allnutt serves as a member of the Board of Directors of the National Medals of Science and Technology Foundation, the American Hospice Foundation and F. Dohmen Company, a privately held drug wholesaler and distributor. Mr. Allnutt holds a B.S. in Industrial Engineering from the Virginia Polytechnic Institute and J.D. and L.L.M. degrees from George Washington University.

Charles J. Casamento was elected to the Board of Directors of the Company in July 1997. From June 1993 to August 2004, Mr. Casamento served as Chairman, President and Chief Executive Officer of Questcor Pharmaceuticals, Inc., a biopharmaceutical company based in Union City, California. Prior to that, he was President and Chief Executive Officer of Interneuron Pharmaceuticals, a neuropharmaceutical company, from its founding in March 1989 until May 1993. From January 1986 to March 1989, he was Senior Vice President and General Manager, Pharmaceuticals & Biochemicals at Genzyme Corp., a biotechnology company. From 1970 through 1985, Mr. Casamento held senior management positions in marketing, finance and business development at Sandoz, F. Hoffmann-LaRoche, Johnson & Johnson and American Hospital Supply Corp., where he was Vice President, Business Development and Strategic Planning for the Critical Care Division. Mr. Casamento also currently holds board positions with Supergen, Inc., a publicly held pharmaceutical company, as well as the Catholic Medical Mission Board, a non-profit organization located in New York City. He holds a B.S. in Pharmacy and an M.B.A. from Fordham University and is a licensed pharmacist.

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

Peter F. Drake, Ph.D. was appointed to the Board of Directors of the Company in October 2003. Dr. Drake is currently the Managing General Partner of Mayflower Partners, a healthcare investment fund. From 1999 to 2002, he served as a Managing Director in the Equity Research Department of Prudential Securities, Inc., after Prudential acquired Vector Securities International, an investment banking firm co-founded by Dr. Drake in 1988. Vector specialized in raising capital for emerging healthcare companies and acted as an advisor in merger and alliance transactions in the healthcare area. Dr. Drake joined the investment banking firm of Kidder, Peabody & Co. as a Biotechnology Analyst in 1983, becoming a partner in 1986. He currently serves on the Board of Directors of Trustmark Insurance Co., a healthcare insurance provider, and The Alliance For Aging Research, a non-profit organization dedicated to supporting and accelerating medical discoveries to improve the experience of aging and health. Dr. Drake received a B.A. degree in Biology from Bowdoin College and attended the Wharton School of Business at the University of Pennsylvania. After receiving his Ph.D. in Biochemistry and Neurobiology from Bryn Mawr College, he spent three years as a Senior Research Associate in the Department of Developmental Biology and Anatomy at Case Western Reserve University.

M. Ross Johnson, Ph.D. has served as a director of the Company since April 2002. Dr. Johnson is currently Chief Executive Officer and President of Parion Sciences, Inc., a privately held pharmaceutical company that he co-founded in 1999. From 1995 to 1999, Dr. Johnson served as President, CEO and CSO of Trimeris Inc., a pharmaceutical company that he took public in 1997. From 1987 to 1994, he served as Vice President of Chemistry at Glaxo Inc., where he was part of the original scientific founding team for Glaxo’s research entry into the United States. From 1971 to 1987, Dr. Johnson served in key scientific and research management positions with Pfizer Central Research. Dr. Johnson currently holds board positions with Parion Sciences, Inc., Nuada, a privately-held pharmaceutical company, the University of California at Berkeley Chemistry Department, the University of North Carolina Education Advancement Board and is Chairman of AdventRx. He received his B.S. from the University of California, Berkeley, and a Ph.D. in Organic Chemistry from the University of California at Santa Barbara.

Roger G. Stoll, Ph.D. has served as a director of the Company since April 2002 and became Chairman, President and Chief Executive Officer of the Company in August 2002. From 2001 to 2002, Dr. Stoll served as a consultant to the venture capital industry. From 1998 to January 2001, Dr. Stoll served as Executive Vice President at Fresenius Medical Care-North America, with responsibility for the Dialysis Products Division. From 1991 to 1998, he served as President and CEO of Ohmeda Inc., a pharmaceutical and medical products company with worldwide sales of approximately $1 billion. From 1986 to 1991, Dr. Stoll served as a senior executive at Bayer AG, where he rose to the position of Executive Vice President and General Manager of the worldwide diagnostic business group. From 1976 to 1986, Dr. Stoll held positions of increasing responsibility at the American Critical Care division of American Hospital Supply Corporation (now Baxter International), including President of American Critical Care from 1981 to 1986. He started his industrial career in 1972 at The Upjohn Company, where he conducted Phase I – IV clinical pharmacology studies in humans. He obtained his B.S. in pharmacy from Ferris State University and a Ph.D. in biopharmaceutics from the University of Connecticut. He also carried out post-doctoral studies in pharmacokinetics at the University of Michigan and has published over 30 scientific papers and contributed chapters in textbooks in the field of drug kinetics. Dr. Stoll serves on the board of directors of Agensys, Inc., a privately held biotechnology company specialized in cancer therapy and Questcor Pharmaceuticals, Inc., a publicly held company focused on specialty pharmaceuticals.

Gary D. Tollefson, M.D., Ph.D. has served as a director and consultant of the Company since April 2004. Dr. Tollefson currently is a Clinical Professor of Psychiatry at the Indiana University School of Medicine, a position that he has held since March 2004, and is active as a consultant in drug development and strategy. Prior to March 2004, Dr. Tollefson was employed as a senior executive at Eli Lilly & Company for nearly 14 years, until he elected to take an early retirement. As an employee of Eli Lilly & Company, Dr. Tollefson played a key strategic role in the development of the psychopharmacologic drugs Prozac®, Zyprexa®, Straterra®, Symbyax™ and Cymbalta®. Dr. Tollefson’s other career highlights include having served as Distinguished Lilly Research Scholar and Vice President

Medical-Neuroscience; President, Neuroscience Products and Vice President, Lilly Research Laboratories. Prior to joining Lilly, he was Chairman of the Department of Psychiatry, St. Ramsey Medical Center, a University of Minnesota Teaching Affiliate Hospital. Dr. Tollefson received his B.S. (Psychology), M.D. and Ph.D. (Psychopharmacology) from the University of Minnesota. Dr. Tollefson conducted his internship at St. Paul-Ramsey Medical Hospital and residency in Psychiatry at the University of Minnesota Hospitals in Minneapolis. Dr. Tollefson is certified by the American Board of Neurology and Psychiatry and the National Board of Medical Examiners. He serves on the board of directors of Cypress Bioscience, Inc., a publicly held company focused on products for the treatment of pain and central nervous disorders. He is a member of several medical societies including a Fellow in the American College of Neuropharmacology, the American Society of Clinical Psychopharmacology, American Psychiatric Association, Society for Biological Psychiatry, American Academy of Clinical Psychiatrists and the International Psychogeriatric Association. Dr. Tollefson serves as a journal reviewer for several medical and psychiatric journals. Dr. Tollefson has authored or co-authored over 200 peer-reviewed scientific publications, is an international speaker in medical education and been awarded 22 method of treatment patents.

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

Name	Age	Position
Roger G. Stoll, Ph.D.	62	Chairman, President and Chief Executive Officer
Maria S. Messinger	37	Vice President and Chief Financial Officer
James H. Coleman	63	Senior Vice President, Business Development
Gary A. Rogers, Ph.D.	59	Senior Vice President, Pharmaceutical Research
Harry H. Mansbach, M.D.	39	Chief Medical Officer and Vice President, Clinical Development

Dr. Stoll was appointed as the President and Chief Executive Officer of the Company on August 13, 2002. The biographical summary for Dr. Stoll has been presented earlier under the heading “Directors.” The other Executive Officers of the Company included Maria S. Messinger, James H. Coleman, Gary A. Rogers, Ph.D. and Harry H. Mansbach, M.D.

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

Harry H. Mansbach, M.D. was appointed Chief Medical Officer and Vice President, Clinical Development in August 2004. Prior to joining Cortex, from June 1998 to August 2004, Dr. Mansbach served as a Senior Clinical Research Physician at Glaxo Wellcome (“GW”) / GlaxoSmithKline (“GSK”). At GW, Dr. Mansbach gained valuable insight into the medical and commercial aspects of the drug life-cycle by working on marketed compounds such as Imitrex® and Lamictal®. In GSK, the successor company to GW, his team was responsible for clinical development input and implementation for a wide variety of compounds ranging from pre-clinical testing through phase III and covering a broad range of neuroscience disease areas. From July 1996 to June 1998, Dr. Mansbach was a member of the Department of Neurology senior staff in the Henry Ford Health System in Detroit, Michigan. Dr. Mansbach received a B.A. degree in Philosophy from Yale University and an M.D. from Duke University School of Medicine. Dr. Mansbach accomplished his neurology residency at the University of Michigan Health System and completed subspecialty fellowship training in cerebrovascular diseases at the Henry Ford Hospital in Detroit, Michigan. He is board certified in neurology.

Other Key Employees

Steven A. Johnson, Ph.D., 52, was named Vice President of Preclinical Development in January 2004 and has served as Director, Clinical Research from 2000 to 2003 and Director, Biological Research of the Company from 1995 to 2000. From 1989 to 1994, Dr. Johnson was a Research Assistant Professor in the School of Gerontology at the University of Southern California. Prior to that, he conducted research in the field of the molecular biology of development at the California Institute of Technology in Pasadena, and in the field of molecular biology of Alzheimer’s disease at the University of Southern California. A recipient of numerous post-doctoral grants, Dr. Johnson has published more than 50 scientific papers. He received his B.S. in Food Science from Oregon State University and his Ph.D. in Molecular Biology from Purdue University.

Scientific Consultants

In addition to Drs. Cotman and Tollefson, whose biographical summaries have been presented earlier, the other scientific consultant to the Company is Gary S. Lynch, Ph.D. Arvid M. Carlsson, M.D., Ph.D. serves as a consultant to the Board of Directors.

Gary S. Lynch, Ph.D., 61, is a co-founder of the Company. He has been a Scientific Director of and consultant to the Company since October 1987 and served as a director of the Company from March 1988 to March 1989 and again from December 1994 to December 1995. Dr. Lynch has been a Professor in the Department of Psychology at the University of California, Irvine since 1981, and has held various other teaching and research positions at that University since 1969. He is a Professor at the University’s Center for the Neurobiology of Learning and Memory. Dr. Lynch is a member of the Neuroscience Society and the International Brain Research Organization. He also serves on the Advisory board of the Cognitive Neurosciences Institute. Dr. Lynch has authored or co-authored over 500 articles and a number of books in the areas of neurobiology, cognition and memory. Dr. Lynch holds a B.A. in Psychology from the University of Delaware and a Ph.D. in Psychology from Princeton University. He is a co-founder of Synaptic, Inc., Tensor Biosciences and Thuris Corporation, all privately-held companies.

Arvid Carlsson, M.D., Ph.D., 81, has been a consultant to the Company since April 2002. A co-recipient of the 2000 Nobel Prize for Medicine, Dr. Carlsson is currently Chief Executive Officer of Carlsson Research, a development stage neuroscience company that grew out of his research in the Department of Pharmacology at the University of Göteborg, Sweden. Dr. Carlsson is Professor Emeritus at the University of Göteborg, and is a member of the Swedish Academy of Sciences and a foreign affiliate of the U.S. National Academy of Sciences. Dr. Carlsson has authored several hundred articles, which have helped to form the basis of modern neuropsychopharmacology. In 1975, he was elected as a Foreign Corresponding Fellow of The American College of Neuropsychopharmacology. In addition to the Nobel Prize, he has been the recipient of The Japan Prize in Psychology and Psychiatry, The Research Prize of the Lundbeck Foundation (Denmark) and the Lieber Prize (USA) for research in schizophrenia. Dr. Carlsson’s memberships include Member of the Academia Europaea, Member of the Royal Swedish Academy of Sciences, Honorary Fellow of the World Federation of Societies of Biological Psychiatry, Honorary Foreign Associate of the Institute of Medicine, National Academy of Sciences, U.S.A. and Honorary Member of the German Society of Biological Psychiatry. Dr. Carlsson received his M.D. and Ph.D. in Pharmacology from the University of Lund, Sweden.

Audit Committee

The Company has a standing Audit Committee. During the fiscal year ended June 30, 2004, the Audit Committee consisted of Dr. Drake as Chairman of the Committee, Mr. Casamento and Dr. Johnson. None of Dr. Drake, Mr. Casamento or Dr. Johnson is or has been an officer or employee of the Company and in all other respects meets the qualifications of an “independent” director under Section 121A of The American Stock Exchange Company Guide and as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Act of 1934, as amended. The Company’s Board of Directors has determined that Dr. Drake qualifies as an “audit committee financial expert” under rules promulgated by the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2004, all of the Company’s officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements.

Code of Ethics

In compliance with Section 406 of the Sarbanes-Oxley Act of 2002 and The American Stock Exchange corporate governance listing standards, the Company has adopted a Code of Business Conduct and Ethics, which covers all directors and employees, including its principal executive, principal financial and principal accounting officers. Any amendment or waiver to its Code of Business Conduct and Ethics that applies to its directors or executive officers will be posted on its website at www.cortexpharm.com or in a report filed with the Securities and Exchange Commission on Form 8-K. A copy of its Code of Business Conduct and Ethics is available free of charge upon written request to its Corporate Secretary at 15231 Barranca Parkway, Irvine, California 92618.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth summary information concerning compensation paid or accrued by the Company for services rendered during the three fiscal years ended June 30, 2004, to the Company’s Chief Executive Officer, Chief Financial Officer, Senior Vice President of Business Development and Senior Vice President of Pharmaceutical Research (collectively, the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation($)	Securities Underlying Options/SARs(#)
Roger G. Stoll, Ph.D. (1) President, Chief Executive Officer	2004 2003	240,000 212,769	— —	72,000 63,000	600,000 600,000

Maria S. Messinger, CPA (2) Vice President, Chief Financial Officer and Corporate Secretary	2004 2003 2002	162,540 150,000 136,815	— — —	— — —	75,000 50,000 —

James H. Coleman (3) Senior Vice President of Business Development	2004 2003 2002	200,000 190,000 187,391	28,500 40,000 —	— — —	75,000 100,000 50,000

Gary A. Rogers, Ph.D. (4) Senior Vice President of Pharmaceutical Research	2004 2003 2002	200,000 190,000 185,833	— — 35,000	— — —	75,000 50,000 40,000

(1)	Dr. Stoll was appointed as President and Chief Executive Officer of the Company in August 2002. From February through August 2003, Dr. Stoll agreed to accept stock options in lieu of a portion of his base salary. For those options granted from February through June 2003, the value of the options on the date of grant, or $20,000, has been reported with his salary in the table above for the fiscal year ended June 30, 2003. Similarly, for those options granted in July and August 2003, the value of these options on the date of grant, or $8,000, has been reported with his salary in the table above for the fiscal year ended June 30, 2004. Beginning in May 2003, Dr. Stoll voluntarily deferred his entire base salary, as previously reduced. The amount accrued for Dr. Stoll’s deferral in May and June 2003, or $32,000, is reported with his salary for fiscal year 2003 in the table above. Subsequent to the fiscal year ended June 30, 2003, Dr. Stoll agreed to accept stock options in lieu of this deferred salary. Options to purchase 14,545 shares of the Company’s common stock were issued to Dr. Stoll, representing $64,000 of salary deferred (including $32,000 deferred as of June 30, 2003 and another $32,000 deferred from August to September 2003), divided by the closing sale price of the Company’s common stock on the date that Dr. Stoll’s salary was re-instated in September 2003. The value of the options granted in lieu of his salary for the months of July and August 2003, or $32,000, has been included with his salary in the table above for the fiscal year ended June 30, 2004. The detail of these option grants for fiscal year 2004 is included in the table, “Option Grants in Last Fiscal Year.” Amounts reported for Other Annual Compensation above represent accrued or paid relocation reimbursements and costs of living allowances associated with assuming a residence in the southern California area, as included in his employment agreement.

(2)	Ms. Messinger agreed to accept stock options in lieu of a portion of her base salary from February 2003 through August 2003. For those options granted from February through June 2003, the value of the options on the date of grant, or $12,500, has been reported with her salary in the table above for the fiscal year ended June 30, 2003. Similarly, for those options granted in July and August 2003, the value of these options on the date of grant, or $5,000, has been reported with her salary in the table above for the fiscal year ended June 30, 2004. The detail of the option grants for fiscal year 2004 is included in the table, “Option Grants in Last Fiscal Year.”
(3)	Mr. Coleman agreed to accept stock options in lieu of a portion of his base salary from February 2003 through August 2003. For those options granted from February through June 2003, the value of these options on the date of grant, or $15,833, has been reported with Mr. Coleman’s salary in the table above for the fiscal year ended June 30, 2003. During 2003, Mr. Coleman also agreed to accept stock options in lieu of the cash bonus provided in his employment agreement. The value of these options on the date of grant, or $40,000, has been reported as Mr. Coleman’s bonus in the table above for the fiscal year ended June 30, 2003. For the options issued in July and August 2003 in lieu of a portion of his base salary, the value of the options on the date of grant, or $6,333, has been reported with Mr. Coleman’s salary in the table above for the fiscal year ended June 30, 2004. The detail of the option grants for fiscal year 2004 is included in the table, “Option Grants in Last Fiscal Year.”
(4)	Dr. Rogers agreed to accept stock options in lieu of a portion of his base salary from February 2003 through August 2003. For those options granted from February through June 2003, the value of these options on the date of grant, or $15,833, has been reported with Dr. Roger’s salary in the table above for the fiscal year ended June 30, 2003. Similarly, for those options granted in July and August 2003, the value of these options on the date of grant, or $6,333, has been reported with his salary in the table above for the fiscal year ended June 30, 2004. The detail of these option grants for fiscal year 2004 is included in the table, “Option Grants in Last Fiscal Year.”

Option Matters

Option Grants. The following table sets forth certain information concerning grants of stock options to the Company’s Named Executive Officers in the Summary Compensation Table during the fiscal year ended June 30, 2004.

Option Grants in Last Fiscal Year

	Individual Grants						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term
Name	Number of Securities Underlying Options Granted(#)		% of Total Options Granted to Employees in Fiscal Year (1)		Exercise Price($/Sh)	Expiration Date	5%($)	10%($)
Roger G. Stoll, Ph.D.	600,000 14,545 2,326 1,061	(2) (3) (3)	54 1	% % * *	2.76 4.40 1.72 3.77	12/09/13 09/02/13 07/31/13 08/29/13	1,041,624 40,255 2,516 2,516	2,639,664 102,013 6,377 6,376

Maria S. Messinger, CPA	75,000 1,453 663	(3) (3)	7	% * *	2.76 1.72 3.77	12/09/13 07/31/13 08/29/13	130,203 1,572 1,572	329,958 3,984 3,984

James H. Coleman	75,000 1,841 840	(3) (3)	7	% * *	2.76 1.72 3.77	12/09/13 07/31/13 08/29/13	130,203 1,992 1,992	329,958 5,047 5,048

Gary A. Rogers, Ph.D.	75,000 1,841 840	(3) (3)	7	% * *	2.76 1.72 3.77	12/09/13 07/31/13 08/29/13	130,203 1,992 1,992	329,958 5,047 5,048

*	Less than one percent
(1)	Options to purchase an aggregate of 1,101,527 shares of Common Stock were granted to employees, including the Named Executive Officers, during the fiscal year ended June 30, 2004.
(2)	Represents stock options granted to Dr. Stoll in lieu of salary for the months from May through August 2003. Options to purchase 14,545 shares of the Company’s common stock were issued, representing $64,000 of salary waived, including $32,000 waived as of June 30, 2003 and another $32,000 waived from August to September 2003, divided by the closing sale price of the Company’s common stock on the date that Dr. Stoll’s salary was re-instated in September 2003.
(3)	Represents stock options granted to the Named Executive Officer in lieu of 20% of their respective base salary for the months of July and August 2003. On the last day of each of these months, the Named Executive Officer was granted stock options with an aggregate exercise price equal to his or her voluntary salary reduction for that month. The exercise price per share for such options was equal to the closing price of the Company’s Common Stock on the last trading day of the applicable month. The options were fully vested on the date of grant, have a ten-year term and are otherwise in accordance with the Company’s 1996 Stock Incentive Plan.

Option Exercises. The following table sets forth certain information concerning the exercise of options by the Company’s Named Executive Officers during the fiscal year ended June 30, 2004, including the aggregate value of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of June 30, 2004. Also reported are the values for “in the money” options which represent the positive spread between the exercise prices of any such existing stock options and $2.63, the closing price of Common Stock on June 30, 2004, as reported by The American Stock Exchange.

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise(#)	Value Realized($) (market price at exercise less exercise price)	Number of Securities Underlying Unexercised Options at FY-End(#)			Value of Unexercised In-the-Money Options at FY-End($)
			Exercisable		Unexercisable	Exercisable	Unexercisable
Roger G. Stoll, Ph.D.	0	$0	1,098,861		168,334	$849,860	$292,918
Maria S. Messinger, CPA	0	0	135,821		108,333	197,992	62,666
James H. Coleman	0	0	309,598	(1)	158,332	197,449	133,998
Gary A. Rogers, Ph.D.	0	0	260,597		121,666	262,777	62,666

(1)	Includes options to purchase 50,000 shares of Cortex Common Stock granted to Diversified Healthcare Management, the firm Mr. Coleman worked for as a consultant to Cortex prior to his employment at the Company in May 2000.

Employment and Consulting Agreements

Roger G. Stoll, Ph.D. has served as a director of the Company since April 2002 and became Chairman, President and Chief Executive Officer of the Company in August 2002. His employment agreement, as amended to date, includes a three-year term and calls for a base salary of not less than $240,000 per year, subject to increase based on an annual review by the Compensation Committee of the Board of Directors. To compensate for the cost of maintaining a residence in the southern California area and for specified relocation expenses, Dr. Stoll was paid an expense allowance of up to $6,000 per month for the initial two-year period of his employment. In September 2004, the Board of Directors approved combining these two amounts into one annual salary of $312,000, effectively maintaining the same overall annual base compensation to Dr. Stoll. This action was taken by the Board of Directors upon the recommendation of the Compensation Committee, which recommendation was based upon the agreement by Dr. Stoll to permanently relocate to southern California. In connection with his employment, Dr. Stoll was granted options to purchase 600,000 shares of Common Stock at an exercise price of $0.78 per share, representing 100% of the fair market value as of the date of grant. Of the 600,000 options granted, 200,000 options vested immediately. Another 200,000 options vested upon securing the amendment to the Company’s agreement with its collaborative partner, Servier, in October 2002. The remaining 200,000 options shall vest in monthly equal increments over a four-year period commencing August 13, 2003, subject to accelerated vesting based upon the achievement of pre-determined milestones. Under the terms of his employment agreement, in the event of termination of his employment, under certain circumstances Dr. Stoll is entitled to compensation equal to twelve-months of his then current salary. In addition, in the event of his termination of employment, in certain circumstances, any unvested options granted to Dr. Stoll in connection with his employment, as detailed above, may be subject to accelerated vesting and remain exercisable for the remainder of the original option term.

Maria S. Messinger joined the Company as Controller in September 1994 and was named as Vice President, Chief Financial Officer and Corporate Secretary in December 1999. Under the terms of her severance agreement, in the event of termination of her employment, under certain circumstances Ms. Messinger is entitled to receive compensation of twelve months of her then current annual base salary, which as of September 2004 was $190,000.

James H. Coleman joined the Company as Senior Vice President, Business Development in May 2000. His employment agreement calls for a base salary of at least $210,000 per year with an annual bonus between 0 and 50% of his annual base salary, at the discretion of the Chief Executive Officer and subject to approval by the Compensation Committee of the Board of Directors of the Company. In connection with his employment, Mr. Coleman was granted options to purchase 125,000 shares of Common Stock at an exercise price of $3.02 per share, representing 100% of the fair market value as of the date of grant. The options vest in equal annual installments over a three-year period and have a ten-year term. In the event of termination of his employment, Mr. Coleman is entitled, under certain circumstances, to receive compensation of twelve months of his then current salary.

Gary A. Rogers, Ph.D. joined the Company as Vice President, Pharmaceutical Discovery in June 1995 and was named Senior Vice President in July 2000. Under the terms of his employment agreement, as amended to date, Dr. Rogers receives an annual salary of $210,000 and is eligible to receive a bonus of between 0 and 50% of his annual base salary at the discretion of the Chief Executive Officer and subject to the approval of the Compensation Committee of the Board of Directors. Additionally, in the event that the Company commercializes a compound developed by or under the supervision of Dr. Rogers, he may be eligible to receive royalties based on net sales, as defined and subject to adjustment, of products containing that compound. In the event that Dr. Rogers’ employment is terminated, under certain circumstances he is entitled to compensation equal to eighteen months of his then current salary.

Drs. Carl W. Cotman and Gary S. Lynch (both of whom are co-founders and Scientific Directors of the Company) have each entered into a consulting agreement with the Company. Dr. Lynch receives a consulting fee of $65,000 per year and Dr. Cotman receives a consulting fee of $23,000 per year. The term of each consulting agreement commenced in November 1987 and will continue until terminated by the respective parties thereto. The consulting agreements obligate the respective consultants to make themselves available to the Company for consulting and advisory services for an average of three days per month.

Dr. Gary D. Tollefson has entered into a consulting agreement with the Company. Pursuant to the terms of the consulting agreement, Dr. Tollefson receives a retainer of $9,000 per month. The consulting agreement obligates

Dr. Tollefson to be available for up to three eight-hour work days per month at such times and places reasonably agreed to between the parties. As of June 30, 2004, Dr. Tollefson had received $22,500 for his consulting services to the Company. The term of his consulting agreement commenced in April 2004 and will continue for a period of twenty-four months thereafter, unless earlier terminated by either the Company or Dr. Tollefson upon 30 days’ prior notice. In connection with his engagement as a consultant, Dr. Tollefson was granted options to purchase 150,000 shares of Common Stock at an exercise price of $2.20 per share, representing 100% of the fair market value as of the date of grant. The options vest in equal annual installments over a three-year period and have a ten-year term.

Harry H. Mansbach, M.D., joined the Company as Vice President, Clinical Development and Chief Medical Officer in August 2004. His employment letter is terminable at will by the Company or Dr. Mansbach and calls for a base salary of $275,000 per year with an annual bonus, at the discretion of the Board of Directors of the Company, of up to 30% of his base salary. In connection with his employment, Dr. Mansbach was granted (i) options to purchase 400,000 shares of Common Stock at an exercise price of $2.13 per share, and (ii) 100,000 restricted shares of Common Stock valued at $2.13 per share, each of (i) and (ii) representing 100% of the fair market value as of the date of grant. The options vest in equal annual installments over a three-year period and have a ten-year term. The shares of restricted stock vest in equal installments over a four-year period. In addition to the foregoing, Dr. Mansbach received a one-time $10,000 bonus to cover relocation expenses and is entitled to reimbursement of real estate closing fees, sales commissions and moving costs. Pursuant to the terms of the employment letter, Dr. Mansbach also receives a mortgage interest subsidy over five years in the form of a monthly payment, whereby the Company will pay 5% of the principal amount of a mortgage (not to exceed $1,000,000) on his primary residence during the first year, which amount declines by 1% each year thereafter, and which amount is grossed up by a factor of 1.6 to cover Dr. Mansbach’s additional income tax liabilities. In the event of termination of Dr. Mansbach’s employment in connection with or following a change in control of the Company (as defined in the Company’s 1996 Stock Incentive Plan), under certain circumstances he is entitled to receive compensation of twelve months of his then current salary plus continued employee benefits for a period of twelve months thereafter. In addition, in the event of his termination of employment, in certain circumstances, any unvested options or restricted shares granted to Dr. Mansbach in connection with his employment, as detailed above, may be subject to accelerated vesting.

During July and August 2003, each of Dr. Stoll, Ms. Messinger, Mr. Coleman and Dr. Rogers agreed to accept stock options in lieu of 20% of his or her current base salary. At the end of each month during which his or her salary was reduced, such officer was granted options with an aggregate exercise price equal to his or her salary reduction for that month, and at an exercise price per share equal to the closing price of the Company’s Common Stock on the last trading day of the applicable month. These options were fully vested on the date of grant and have a ten-year term. Dr. Stoll’s, Ms. Messinger’s, Mr. Coleman’s, and Dr. Rogers’ salaries were restored effective September 1, 2003.

Director Compensation

The Board of Directors elected to forego all cash payments of director compensation for Board meetings held in calendar year 2003, which included six months of the Company’s fiscal year ended June 30, 2004. In lieu of those payments, on the date of the 2002 Annual Meeting of Stockholders, non-employee directors received nonqualified options to purchase an aggregate of 30,000 shares of Common Stock. These options have the same terms and conditions of the formula nonqualified option grants described below, with the exception that the options vested in equal increments at each of the Board meetings for calendar year 2003, with any remaining unvested options outstanding on December 31, 2003 fully vested as of such date.

The Company reinstated compensation to non-employee directors effective January 1, 2004. As of such date, each non-employee director was entitled to receive $3,000 at each Board of Directors meeting attended. Additionally, the Chairman of the Audit Committee and Compensation Committee received $1,000 for each committee meeting attended and other members of the respective committees received $500 for each committee meeting attended.

Under the Company’s 1996 Stock Incentive Plan, during the fiscal year ended June 30, 2004 each non-employee director was automatically granted options to purchase 30,000 shares of Common Stock upon commencement of service as a director and additional options to purchase 25,000 shares of Common Stock on the date of each Annual Meeting of Stockholders. These nonqualified options have an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant, have a ten-year term and vest in equal increments of 33% on each anniversary date of the dates of grant, and are otherwise subject to the terms and provisions of the 1996 Stock Incentive Plan.

The above cash compensation and nonqualified option grant provisions do not apply to non-employee directors who serve on the Board of Directors to oversee an investment in the Company. Compensation for such non-employee directors, if appropriate, is determined separately. As of June 30, 2004, none of the Company’s directors served on the Board of Directors in such capacity.

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended June 30, 2004, members of the Company’s Compensation Committee consisted of Drs. M. Ross Johnson, Carl W. Cotman and Mr. Robert F. Allnutt, none of whom has served as an executive officer or employee of the Company or any of its subsidiaries for the five years ended June 30, 2004. The Company is not aware of any “compensation committee interlocks” that existed during the year ended June 30, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Common Stock

The following table sets forth, to the knowledge of the Company, certain information regarding the beneficial ownership of the Company’s Common Stock as of October 27, 2004, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company’s directors and nominees, (iii) each of the Named Executive Officers and (iv) all of the Company’s executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of Common Stock indicated.

Directors, Officers and 5% Stockholders (1)	Shares Beneficially Owned (2)		Percent of Common Stock Beneficially Owned (2)
Robert F. Allnutt	157,501	(3)		*
Charles J. Casamento	120,863	(4)		*
James H. Coleman	472,644	(5)	1.6
Carl W. Cotman, Ph.D.	295,001	(6)	1.0
Peter F. Drake, Ph.D.	18,334	(7)		*
M. Ross Johnson, Ph.D.	90,001	(8)		*
Maria S. Messinger, CPA	177,488	(9)		*
Gary A. Rogers, Ph.D.	405,531	(10)	1.4
Roger G. Stoll, Ph.D.	1,148,861	(11)	3.9
Gary D. Tollefson, M.D., Ph.D.	—	(12)		*
All officers and directors as a group (11 persons)	2,886,224	(13)	9.3

*	Less than one percent
(1)	Except as otherwise indicated, the address of such beneficial owner is at the Company’s principal executive offices, 15231 Barranca Parkway, Irvine, California 92618.
(2)	Applicable percentage of ownership at October 27, 2004 is based upon 28,455,303 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares shown as beneficially owned. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of October 27, 2004 are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or entity.

(3)	Includes 131,501 shares that may be purchased upon exercise of options within 60 days of October 27, 2004.
(4)	Includes 120,863 shares that may be purchased upon exercise of options within 60 days of October 27, 2004.
(5)	Includes 384,597 shares that may be purchased upon exercise of options within 60 days of October 27, 2004. Beneficial ownership of these shares is shared and held by the James Henry and Nancy Irene Coleman III Revocable Trust.
(6)	Includes 202,001 shares that may be purchased upon exercise of options within 60 days of October 27, 2004.
(7)	Includes 18,334 shares that may be purchased upon exercise of options within 60 days of October 27, 2004.
(8)	Includes 90,001 shares that may be purchased upon exercise of options within 60 days of October 27, 2004.
(9)	Includes 177,488 shares that may be purchased upon exercise of options within 60 days of October 27, 2004.
(10)	Includes 315,597 shares that may be purchased upon exercise of options within 60 days of October 27, 2004. Also includes 1,500 shares and 10,067 shares that may be purchased upon exercise of options within 60 days of October 27, 2004, both held by Dr. Rogers’ spouse.
(11)	Includes 1,123,861 shares that may be purchased upon exercise of options within 60 days of October 27, 2004.
(12)	Dr. Tollefson was appointed to the Board of Directors in April 2004.
(13)	Includes 2,574,310 shares that may be purchased upon exercise of options within 60 days of October 27, 2004.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees of Ernst & Young LLP for audit services totaled approximately $88,700 in fiscal 2004 and approximately $87,200 in fiscal 2003, including fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q. For fiscal 2004, aggregate fees included amounts for services related to the Company’s registration statements filed in connection with its private placements of common stock. In fiscal 2003, aggregate fees included amounts for statutory audits required in connection with the Company’s Small Business Innovative Research grants from the National Institutes of Health.

Audit-Related Fees

Ernst & Young did not provide, did not bill and was not paid any fees in fiscal 2004 or fiscal 2003 for audit-related services.

Tax Fees

Fees for tax services, including tax compliance, tax advice, tax planning and the preparation of federal and state tax returns for each year, totaled approximately $14,100 in fiscal 2004 and $14,300 in fiscal 2003.

All Other Fees

There were no other fees for services provided by Ernst & Young for either fiscal 2004 or fiscal 2003.

Policy on Audit Committee Pre-Approval of Audit Services and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent auditors. These services may include audit services, audit-related services, tax services and other services. For audit services, the independent auditor provides the Audit Committee with an audit plan including proposed fees in advance of the annual audit. The Audit Committee approves the plan and fees for the audit.

For non-audit services, the Company’s senior management will submit from time to time to the Audit Committee for approval non-audit services that it recommends the Audit Committee engage the independent auditor to provide during the fiscal year. The Company’s senior management and the independent auditor will each confirm to the Audit Committee that each non-audit service is permissible under all applicable legal requirements. A budget, estimating non-audit service spending for the fiscal year, will be provided to the Audit Committee along with the request. The Audit Committee must approve both permissible non-audit services and the budget for such services.

All of the services described under headings “Audit-Related Fees,” “Tax Fees” and “All Other Fees” above were pre-approved by the Audit Committee.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its Annual Report on Form 10-K for the fiscal year ended June 30, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

Dated: October 28, 2004	By:	/s/ Roger G. Stoll, Ph.D.
Roger G. Stoll, Ph.D.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to Annual Report on Form 10-K for the fiscal year ended June 30, 2004 has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Roger G. Stoll, Ph.D.	Chairman of the Board, President and Chief Executive Officer	October 28, 2004
Roger G. Stoll, Ph.D.
(Principal Executive Officer)

/s/ Maria S. Messinger	Vice President, Chief Financial Officer and Secretary	October 28, 2004
Maria S. Messinger
(Principal Financial and Accounting Officer)

*	Director	October 28, 2004
Robert F. Allnutt

*	Director	October 28, 2004
Charles J. Casamento

*	Director	October 28, 2004
Carl W. Cotman, Ph.D.

*	Director	October 28, 2004
M. Ross Johnson, Ph.D.

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