Form 10-Q
period 2004-09-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2004-11-15
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number 1-16467

Cortex Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0303583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15241 Barranca Parkway, Irvine, California 92618

(Address of principal executive offices, including zip code)

(949) 727-3157

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

28,455,303 shares of Common Stock as of November 9, 2004

CORTEX PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cortex Pharmaceuticals, Inc.

Balance Sheets

	(Unaudited) September 30, 2004	(Note) June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$11,414,383	$9,976,957
Marketable securities	8,699,557	12,210,554
Accounts receivable	9,681	132,527
Other current assets	253,611	268,265

Total current assets	20,377,232	22,588,303

Furniture, equipment and leasehold improvements, net	336,584	269,192
Other	33,407	33,407

	$20,747,223	$22,890,902

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$666,689	$1,306,292
Accrued wages, salaries and related expenses	271,804	233,859
Unearned revenue	411,844	205,922
Advance for MCI project	276,451	275,112

Total current liabilities	1,626,788	2,021,185

Unearned revenue, net of current, and other long-term liabilities	81,541	380,749

Stockholders’ equity:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 30,000,000; shares issued and outstanding: 28,455,303 (September 30) and 28,354,995 (June 30)	28,454	28,354
Additional paid-in capital	70,816,691	70,557,574
Deferred compensation	(208,563)	—
Unrealized loss, available for sale marketable securities	(25,297)	(35,670)
Accumulated deficit	(51,594,094)	(50,082,993)

Total stockholders’ equity	19,038,894	20,488,968

	$20,747,223	$22,890,902

See accompanying notes.

Note: The balance sheet as of June 30, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,
	2004	2003
Revenues:
Research and license revenue	$1,143,874	$1,275,859
Grant revenue	31,292	61,388

Total revenues	1,175,166	1,337,247

Operating expenses:
Research and development expenses	2,041,439	1,032,546
General and administrative expenses	664,221	460,279
Non-cash stock compensation charges (A)	50,398	323,066

Total operating expenses	2,756,058	1,815,891

Loss from operations	(1,580,892)	(478,644)
Interest, net	69,791	4,064
Increase in fair value of common stock warrants	—	(3,844,082)

Net loss applicable to common shares	$(1,511,101)	$(4,318,662)

Basic and diluted net loss per share:	$(0.05)	$(0.24)

Shares used in calculating per share amounts
Basic and diluted	28,355,096	18,320,510

(A) Non-cash stock compensation charges include the following related expenses:
Research and development	$19,688	$108,281
General and administrative	30,710	214,785

	$50,398	$323,066

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,511,101)	$(4,318,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,802	29,622
Stock option compensation expense	50,398	323,066
Amortization of capitalized financing costs	—	10,747
Increase in fair value of common stock warrants	—	3,833,335
Changes in operating assets/liabilities:
Restricted cash	—	43,341
Accounts receivable	122,846	334,826
Other current assets	14,654	112,260
Accounts payable and accrued expenses	(601,658)	(162,518)
Unearned revenue	(93,286)	(1,275,859)
Other current liabilities	49,784	1,237

Net cash used in operating activities	(1,937,561)	(1,068,605)

Cash flows from investing activities:
Purchase of marketable securities	(527,075)	(200,000)
Proceeds from maturities of marketable securities	4,000,000	—
Purchase of fixed assets	(98,194)	(7,695)

Net cash provided by (used in) investing activities	3,374,731	(207,695)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	256	114,992
Proceeds from issuance of common stock in August 2003 private placement	—	4,505,224

Net cash provided by financing activities	256	4,620,216

Increase (decrease) in cash and cash equivalents	1,437,426	3,343,916
Cash and cash equivalents, beginning of period	9,976,957	1,125,054

Cash and cash equivalents, end of period	$11,414,383	$4,468,970

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

In January 1999, Cortex Pharmaceuticals, Inc. (“Cortex” or the “Company”) entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”). The agreement will enable Organon to develop and commercialize the Company’s AMPAKINE® technology for the treatment of schizophrenia and depression. In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratories Servier (“Servier”), in defined territories. The agreement will enable Servier to develop and commercialize the Company’s AMPAKINE technology for the treatment of memory impairment associated with aging and neurodegenerative diseases such as Alzheimer’s disease. In October 2002, the agreement was amended to also include rights to the AMPAKINE technology for the treatment of anxiety disorders (Note 2).

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

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) pervasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the fees earned can be readily determined; and (iv) collectibility of the fees is reasonably assured.

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

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock plans under the fair value method. The fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for the three-month periods ended September 30, 2004 and 2003, respectively: weighted average risk-free interest rates of 3.3% and 2.1%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 69% and 106%; and a weighted average life of 4.9 years and 2.8 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the vesting period of the options, resulting in the following pro forma information for the three-month periods ended September 30, 2004 and 2003:

	Three months ended September 30,
	2004	2003
Net loss, as reported	$(1,511,101)	$(4,318,662)
Stock-based employee compensation included in net loss	(216)	82,844
Fair value of stock-based employee compensation	(214,167)	(142,813)
Pro forma net loss	$(1,725,484)	$(4,378,631)
Net loss per share:
Basic and diluted — as reported	$(0.05)	$(0.24)
Basic and diluted — pro forma	$(0.06)	$(0.24)

Stock-based employee compensation included in net loss, as detailed above, primarily represents recorded charges for previously re-priced stock options held by employees. The accounting for these re-priced stock options is described more fully immediately below.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (“FIN 44” or “the Interpretation”), “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25.” As required, the Company adopted FIN 44 on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Prior to release of FIN 44, in December 1998 the Company re-priced previously issued stock options to purchase approximately 970,000 shares of common stock to a price of $0.375 per share, which represented the fair market value of the common stock on the date of the re-pricing. Of the options re-priced in December 1998, as of September 30, 2004 options to purchase approximately 245,000 shares of the Company’s common stock remained outstanding.

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

For the three months ended September 30, 2004, the effect of applying FIN 44 was a decrease in the net loss of $12,000, with no impact on net loss per share. For the three months ended September 30, 2003, the effect of applying FIN 44 was an increase in the Company’s net loss of $235,000, or $0.01 per share. These amounts include charges for previously re-priced options held by employees, as well as directors and consultants.

Note 2 — Research and License Agreement with Les Laboratories Servier

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Servier. The agreement will enable Servier to develop and commercialize Cortex’s proprietary AMPAKINE technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment (“MCI”), sexual dysfunction, and the dementia associated with multiple sclerosis and amyotrophic lateral sclerosis. The territory covered by the exclusive license excludes North America, allowing Cortex to retain commercialization rights in its domestic market. The territory covered by the agreement also excludes South America (except Argentina, Brazil and Venezuela), Australia and New Zealand. The agreement, as amended to date, includes an up-front payment by Servier of $5,000,000 and research support payments of approximately $2,000,000 per year through early December 2005 (subject to Cortex providing agreed-upon levels of research personnel and subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index). Cortex is eligible to receive milestone payments, based upon successful clinical development, plus royalty payments on sales in licensed territories.

Under the October 2002 amendment, Servier provided Cortex with $4,000,000 of additional research support, in exchange for rights to the Company’s AMPAKINE compounds as a potential treatment for anxiety disorders in Servier’s licensed territories. The $4,000,000 was paid in quarterly installments of $500,000 over a two-year period, beginning in October 2002. Cortex received the final quarterly installment from this amendment during the quarter ended September 30, 2004.

Cortex had been recording revenue from Servier’s earlier $5,000,000 up-front payment over the three-year collaborative research phase included in the October 2000 agreement. With the subsequent amendments to the agreement, Cortex adjusted the period that the Company records the Servier licensing revenue to include the extended research term that ends in early December 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes relating thereto appearing elsewhere in this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s 2004 Annual Report on Form 10-K.

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

The agreement with Organon also includes milestone payments based upon clinical development, plus royalty payments on worldwide sales. To date, Cortex has received milestone payments from Organon totaling $6,000,000, including a $2,000,000 milestone paid to Cortex in late December 2003 in order for Organon to retain its rights to the AMPAKINE technology in the field of depression. For each milestone payment, Cortex recorded the related revenue upon achievement of the milestone.

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier (“Servier”). The agreement will allow Servier to develop and commercialize the Company’s AMPAKINE technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment (“MCI”), sexual dysfunction, and the dementia associated with multiple sclerosis and amyotrophic lateral sclerosis. The agreement, as amended, includes an up-front payment by Servier of $5,000,000 and research support payments of approximately $2,000,000 per year through early December 2005 (subject to Cortex providing agreed-upon levels of research personnel). The agreement also includes milestone payments, plus royalty payments on sales in licensed territories.

In October 2002, in exchange for an additional $4,000,000 of research support, Servier expanded its rights to the AMPAKINE compounds to include the field of anxiety disorders, in its licensed territories. The $4,000,000 was paid in quarterly installments of $500,000 over a two-year period, with the final installment being received during the quarter ended September 30, 2004.

From inception (February 10, 1987) through September 30, 2004, the Company has sustained losses aggregating $49,563,000. Continuing losses are anticipated over the next several years. During that time, the Company’s ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovative Research (“SBIR”) grants, research support payments from the collaboration with Servier and by possible milestone payments from Organon and Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company’s operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will be dependent upon the successful introduction of a new product into the North American market from its internal development, as well as the successful commercial development of its products by Organon, Servier or its other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months ended September 30, 2004 and 2003

For the three months ended September 30, 2004, the net loss of $1,511,000 compares with a net loss of $4,319,000 for the corresponding prior year period, a decrease of 65% due primarily to non-cash charges of $3,844,000 related to warrants issued in the Company’s private placement of common stock in August 2003.

Revenues for the three months ended September 30, 2004 decreased from $1,337,000 to $1,175,000, or by 12%, compared to the three months ended September 30, 2003, due to decreased licensing revenues from the agreement with Servier.

With the amendments to the related collaborative research agreement, Cortex extended the period that it amortizes licensing revenues from Servier’s earlier up-front fee. Under the original October 2000 agreement, Cortex received a $5,000,000 licensing fee, which Cortex was recording as revenue over that agreement’s three-year collaborative research phase.

After amending the agreement, most recently in December 2003, Cortex began amortizing the remaining unearned licensing revenues over the extended term of the research phase that now ends in early December 2005. Compared to the corresponding prior year period, licensing revenues for the three months ended September 30, 2004 decreased by $144,000 as a result of this change.

Research and development expenses for the three-month period ended September 30, 2004 increased from $1,033,000 to $2,041,000, or by 98% from the corresponding prior year period, with most of the increase reflecting expenses related to advancing the second generation AMPAKINE CX717 in Phase I human clinical trials.

General and administrative expenses for the three-month period ended September 30, 2004 increased from $460,000 to $664,000, or by 44% compared to the corresponding prior year period. Expenses for the current year period mostly resulted from increased insurance premiums, management fees for the Company’s increased investment portfolio and cost reductions from the prior year period in an effort to conserve cash prior to the private placement of common stock in August 2003.

Specifically, these cost reductions included the acceptance of stock options in lieu of a portion of base salary by three executive officers during the months of July and August 2003, as initially implemented in February 2003. Additionally, in September 2003, the Chief Executive Officer

accepted stock options in lieu of his entire base salary, as previously reduced, for the months of May through August 2003. Resultant salary expenses during the quarter ended September 30, 2003 reflected the non-payment of his salary for the months of July and August and the reversal of his earlier accrued salary expenses for the months of May and June 2003. Options to purchase an aggregate of 22,729 shares of common stock were issued to the executive officers in connection with the waived amounts during July and August, and the waived salary for the Chief Executive Officer from May through August 2003.

The Board of Directors also waived all cash payments of director compensation for Board meetings held during calendar year 2003, which contributed to the decreased administrative expenses for the prior year period. In lieu of those payments, options to purchase an aggregate of 120,000 shares of the Company’s common stock were issued to non-employee directors as of the date of the 2002 Annual Meeting of Stockholders.

Liquidity and Capital Resources

Sources and Uses of Our Cash

From inception (February 10, 1987) through September 30, 2004, Cortex has funded its organizational and research and development activities primarily through the issuance of equity securities, funding related to collaborative agreements and net interest income.

Under the agreement with Servier signed in October 2000 and amended, Cortex has received research and licensing payments of $16,954,000 through September 30, 2004, including $1,041,000 during the quarter ended September 30, 2004. The October 2000 agreement, as amended, currently provides research support of approximately $2,165,000 per year through early December 2005, subject to annual adjustment based on the U.S. Department of Labor’s Consumer Price Index. Beginning in October 2002, Servier agreed to provide the Company an additional $4,000,000 of research support, which was paid in quarterly installments of $500,000 over a two-year period with the last installment received during the quarter ended September 30, 2004. The agreement also includes milestone payments based upon successful clinical development and royalties on sales in licensed territories.

Research and licensing payments received in connection with the January 1999 agreement with Organon totaled $13,880,000 as of September 30, 2004, including $6,000,000 for milestone payments. Under the terms of the agreement, the Company may receive additional milestone payments based on further clinical development of the licensed technology and, ultimately, royalties on worldwide sales.

In August 2003, the Company completed a private placement of an aggregate of 3,333,334 shares of its common stock at $1.50 per share and five-year warrants to purchase up to an additional aggregate of 3,333,334 shares at an exercise price of $2.55 per share. The Company received approximately $4,500,000 in net proceeds from the private placement. As of September 30, 2004, warrants to purchase up to 2,993,337 shares remained outstanding. If these warrants are fully exercised, of which there can be no assurance, such exercise would provide approximately $7,630,000 of additional capital. The warrants are subject to a call right in favor of the Company to the extent that the closing price of the Company’s common stock exceeds $6.00 per share for any 13 consecutive trading day period following December 8, 2005.

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

As of September 30, 2004, the Company had cash, cash equivalents and marketable securities totaling $20,114,000 and working capital of $18,750,000. In comparison, as of June 30, 2004, the Company had cash and cash equivalents of $22,188,000 and working capital of $20,567,000. The decreases in cash and working capital reflect amounts required to fund the Company’s operations, including the clinical development of AMPAKINE CX717.

Net cash used in operating activities was $1,938,000 during the three months ended September 30, 2004, and included the Company’s net loss for the period of $1,511,000, adjusted for non-cash expenses for depreciation and stock compensation aggregating $81,000, and changes in operating assets and liabilities. For the three months ended September 30, 2003, net cash used in operating activities approximated $1,069,000, reflecting the Company’s net loss of $4,319,000 for the period, adjusted for non-cash expenses for stock compensation (including the change in fair value of common stock warrants) of $4,156,000, depreciation and amortization charges aggregating $40,000, and changes in operating assets and liabilities.

Net cash provided by investing activities approximated $3,375,000 during the three months ended September 30, 2004, and primarily resulted from the maturity of short-term investments of $4,000,000, offset by the purchase of marketable securities of $527,000 and of fixed assets of $98,000. For the three months ended September 30, 2003, net cash used in investing activities approximated $208,000, and mostly included $200,000 for the purchase of short-term investments.

Net cash provided by financing activities were minimal for the three months ended September 30, 2004 and resulted from the exercise of options to purchase shares of the Company’s common stock. For the three months ended September 30, 2003, net cash provided by financing activities approximated $4,620,000, representing net proceeds of $4,505,000 from the private placement of the Company’s common stock in August 2003, along with proceeds of $115,000 from the exercise of stock options.

Commitments

The Company leases approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2009. The commitments under the lease agreement for the years ending June 30, 2005, 2006, 2007, 2008 and 2009 are $330,000, $459,000, $478,000, $498,000 and $472,000, respectively.

Remaining commitments for the Phase I clinical study of CX717 and other preclinical expenses amount to approximately $1,100,000. Separately, the Company is committed to approximately $1,300,000 for sponsored research at academic institutions, of which $879,000 is payable over the next twelve months.

In June 2000, the Company received $247,000 from the Institute for the Study of Aging (the “Institute”), a non-profit foundation supported by the Estee Lauder Trust. The advance partially offset the Company’s limited costs for its testing in patients with mild cognitive impairment and conducted with its partner, Servier. Provided that Cortex complies with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance shall not be required unless Cortex enters an AMPAKINE compound into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Staffing

As of September 30, 2004, Cortex had a total of 22 full-time research and administrative employees. The Company anticipates modest increases in staffing and investments in plant or equipment through the next twelve months.

Outlook

Cortex anticipates that its cash, cash equivalents and marketable securities, and the scheduled research support payments from its agreements with Servier will be sufficient to satisfy its capital requirements into mid-calendar year 2006. Additional funds will be required to continue operations beyond that time. Cortex may receive additional milestone payments from the Organon and Servier agreements. However, there is no assurance that the Company will receive such milestone payments from Organon or Servier within the desired timeframe, or at all.

In order to provide for its longer-term capital requirements, the Company is presently seeking additional collaborative or other arrangements with larger pharmaceutical companies. Under these agreements, it is intended that such companies would provide capital to the Company in exchange for an exclusive or non-exclusive license or other rights to certain of the technologies and products that the Company is developing. Competition for such arrangements is intense with a large number of biopharmaceutical companies attempting to secure alliances with more established pharmaceutical companies. Although the Company has been engaged in discussions with candidate companies, there is no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company’s longer-term funding requirements.

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

The Company’s exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of the Company’s financial instruments are fixed rate, short-term investments in government and corporate notes and bonds. Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. The Company manages interest rate risk on its investment portfolio by matching scheduled investment maturities with its cash requirements. As of September 30, 2004, the Company’s investment portfolio had a fair value and carrying amount of approximately $8,700,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2004, the resulting decline in the fair value of fixed rate bonds held within the portfolio would not be material to the Company’s financial position, results of operations and cash flows.

The Company’s borrowing consists of its advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that Cortex enters an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of September 30, 2004, the principal and accrued interest of the advance amounted to $276,000.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2004, in connection with the earlier engagement of a consultant for investor relations purposes, the Company issued warrants to purchase an aggregate of 12,000 shares of the Company’s common stock to such consultant. The warrants have a weighted average exercise price of $2.08 and a five-year term.

The issuances of the foregoing were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof as transactions by an issuer not involving any public offering. The warrants contain representations to support the Company’s reasonable belief that the purchaser is familiar with or has access to information concerning the operations and financial condition of the Company, and the purchaser is acquiring the securities for investment and not with a view to the distribution thereof. At the time of their issuance, the warrants were deemed to be restricted securities for purposes of the Securities Act of 1933, as amended, and the warrants (and the shares issued upon exercise will) bear legends to that effect.

During the three months ended September 30, 2004, the Company did not repurchase any of its securities.

Item 5. Other Information

On November 10, 2004, the Company entered into a Second Amendment to the Employment Agreement with its Chief Executive Officer, Roger G. Stoll, Ph.D. (the “Amendment”). The Amendment provides that in the event of a termination without “Cause” (as defined in the original Employment Agreement filed as Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q as filed on November 12, 2002) or for “Good Reason” (as defined in the original Employment Agreement), Dr. Stoll shall be entitled to termination pay equal to twelve months of his then current salary paid in accordance with normal payroll practices.

Item 6. Exhibits

Exhibits

10.84	Consulting Agreement dated April 16, 2004 between the Company and Gary D. Tollefson, M.D., Ph.D.

10.85	Employment letter of agreement dated July 26, 2004 between the Company and Harry H. Mansbach, M.D.

10.86	Amendment dated November 10, 2004 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

November 15, 2004	By:	/s/ Maria S. Messinger
Maria S. Messinger
Vice President and Chief Financial Officer;
Corporate Secretary
(Chief Accounting Officer)