Form 10-K
period 2004-12-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2005-03-21
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended

OR

☒	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from July 1, 2004 to December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2004 was $73,753,300 (based on the closing sale price of the common stock as reported by The American Stock Exchange on such date). As of March 15, 2005, there were 32,753,122 shares of the registrant’s common stock outstanding.

(Attached to this Report on Form 10-K)

In this Transition Report on Form 10-K, the terms “Cortex,” the “Company,” “we,” “us” and “our” refer to Cortex Pharmaceuticals, Inc., a Delaware corporation.

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Transition Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” and similar expressions include, but are not limited to, statements regarding (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of the Company’s proposed products and (iv) the need for, and availability of, additional financing.

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

The primary focus at Cortex is to develop a novel pharmacology that positively modulates AMPA-type glutamate receptors, a complex of proteins that is involved in communication between nerve cells in the human brain. Cortex is developing a family of chemical compounds known as AMPAKINE® compounds that enhance the activity of this receptor. Cortex believes that AMPAKINE compounds hold promise for correcting neurological and psychiatric diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter.

AMPAKINE compounds, which act on chemical pathways that impact at least 85% of all the neurotransmission occurring in the brain, have been demonstrated to enhance memory and cognition in both animals and humans. The compounds can be taken orally or intravenously, and rapidly pass through the blood-brain barrier. The improved financial condition of Cortex during the past two years has allowed it to significantly invest into the AMPAKINE technology. During the past year a new AMPAKINE compound, CX717, was advanced into clinical development and key efficacy trials for the compound are currently underway.

The AMPAKINE program addresses large potential markets. According to research data from IMS Health, in 2003 worldwide sales for central nervous system products to treat brain-related disorders and diseases exceeded $57 billion, with growth at more than 19% on an annualized basis. The Company’s business plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of specific AMPAKINE compounds for those indications that require sizable, expensive Phase III clinical trials — and very large sales forces to achieve significant market penetration. At the same time, Cortex plans to develop internally a selected set of indications, many of which will allow it to apply for “Orphan Drug” status. Such designation by the Food and Drug Administration is usually applied to products where the number of patients in the United States (“U.S.”) in the given disease category is less than 200,000 per year. These Orphan Drug indications typically require more modest investment in the development stages, follow a quicker regulatory path to approval, and involve a more concentrated sales force targeted at selected medical centers in the U.S. The key indications that Cortex plans to pursue internally include (a) restoration of memory and diminution of loss of memory due to electroconvulsive therapy, (b) narcolepsy and (c) Fragile X syndrome.

Cortex also may pursue other Orphan Drug indications and upon any related approval, may expand its clinical potential into non-Orphan Drug indications. As an example, if the Company obtains approval for an indication related to Fragile X syndrome, expansion into treatment of autism may follow. While the market potential in the U.S. for most of the listed Orphan Drug indications varies between $200 million and $400 million per indication, Cortex estimates that the consolidated potential for all indications, including expansion into non-Orphan Drug indications, provides the Company a market potential of over $3 billion. This amount does not include any revenues from any potential license of the Company’s intellectual property. Cortex will continue to seek at least one more significant license agreement with a larger pharmaceutical company, while the Company prepares itself for potential entrance into the pharmaceutical market with its own product.

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

For the six-month periods ended December 31, 2004 and 2003, the Company’s total operating expenses were approximately $6,608,000 and $4,914,000, respectively. For the twelve-month periods ended June 30, 2004, 2003 and 2002, the Company’s total operating expenses were approximately $9,513,000, $6,421,000 and $7,487,000, respectively. The increased expenses for the six months ended December 31, 2004 and twelve months ended June 30, 2004 included increased research and development costs for initiating toxicology and Phase I clinical testing of the AMPAKINE CX717. Expenses for the twelve months ended June 30, 2004 also included $1,106,000 of non-cash stock compensation charges. For the six-month periods ended December 31, 2004 and 2003, the Company’s research and development expenses were approximately $4,926,000 and $2,869,000, respectively. For the twelve-month periods ended June 30, 2004, 2003 and 2002, the Company’s research and development expenses were approximately $6,116,000, $3,724,000 and $4,918,000, respectively.

Cortex faces a number of risks in moving its technology through research, development and commercialization. The Company has never had revenues from commercial sales, has never been profitable on an annual basis and has incurred net losses approximating $52,097,000 through December 31, 2004. Cortex does not anticipate profitability in the short term and will continue to require external funding, either from the private or public equity markets or from corporate partners and licenses of the Company’s technology. As of yet, neither Cortex nor any of its corporate partners has obtained FDA approval to market any of the Company’s products. All of these risks, and others, are described in “Risk Factors” starting on page 21.

The Company’s executive offices are located at 15231 Barranca Parkway, Irvine, California 92618, and its telephone number is (949) 727-3157.

The Company’s website is www.cortexpharm.com. The Company makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as practicable after such material is electronically filed with the Securities and Exchange Commission.

As reported on the Company’s Current Report on Form 8-K dated November 10, 2004, the Company changed its fiscal year end from June 30 to December 31. As a result, the Company is reporting a six-month transition period ended December 31, 2004 in order to change its fiscal year to match the calendar year.

AMPA Receptor Modulator Program

In June 1993, Cortex licensed a new class of molecules and technology — the AMPAKINE technology — from the University of California. Cortex has subsequently been working to develop and patent new AMPAKINE molecules and to demonstrate efficacy and safety in a number of potential indications.

AMPAKINE compounds facilitate the activity of the AMPA receptor, which binds the neurotransmitter glutamate. The AMPAKINE compounds interact in a highly specific manner with the AMPA receptor in the brain, lowering the amount of neurotransmitter required to generate a response, and increasing the magnitude of the response to any given amount of glutamate. Cortex believes that this selective amplification of the normal glutamate signal may eventually find utility in the treatment of neurological and psychological diseases and disorders characterized by depressed functioning of brain pathways that utilize glutamate as a neurotransmitter.

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

See “Risk Factors – Risks related to our business – We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” on page 22 for a discussion of certain risks related to the development and commercialization of the Company’s products, including, without limitation, risks related to its clinical trials.

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

Based upon these results, and extensive required safety testing in rats and dogs, as well as monkeys, Cortex has initiated Phase I studies of CX717 in the United Kingdom. The studies are being conducted with the assistance of Quintiles – Guy’s Drug Research Unit, a large and well-respected clinical research organization. All of the Phase I safety trials except one in elderly subjects have been completed, resulting in the gathering of safety and kinetic date from over 100 human subjects.

The first of these studies was a randomized, double-blind single rising dose study to explore the safety, tolerability and pharmacokinetics (the time course of absorption, distribution, metabolism and excretion of the drug from the body) of CX717 in healthy young men between the ages of 18 and 45. Eight men per dose group randomly received CX717 (n = six) or placebo (n = two). To date, the Company has dosed patients with up to 1600 mg of CX717 in this protocol and has not yet reached a maximum tolerated single dose. Cortex has decided that further single dose increases are not warranted in this study and instead has moved on to multiple doses over a period of ten days to substantially increase the exposure levels of CX717 and to help define the maximum tolerated dose. On a single dose basis, the 54 volunteers who have received CX717 tolerated the drug very well.

A second study explored the effect of food taken immediately before administration in a single dose group of eight young, healthy men in an open label, two-way crossover design. Of the eight male subjects, four are fed and four are fasted during each arm of the crossover. The results of this study demonstrated that there was no statistical difference between the rate and amount of drug absorption when given with food as compared to the fasting state. These results are encouraging in the Company’s consideration of potential future clinical trials of longer duration where administration of meals will be necessary. If the compound is successful in additional clinical trials, the eventual dosage regimens for patients may be greatly simplified.

The third study was a randomized, double-blind multiple rising dose study to examine the safety and tolerability of CX717 in young, healthy men. Four groups of eight volunteers (CX717 = six; placebo = 2) received daily doses of CX717 for ten (10) days. Safety and pharmacokinetics were fully assessed on days one and ten, with single samples taken at pre-dosing during intervening days. The doses utilized were 100 mg once per day, 300 mg once per day, 500 mg twice per day and 800 mg twice per day for ten (10) days. All of the four doses have been administered successfully to the four groups of subjects for ten days with excellent safety results. While at the highest doses some repeated sleep interruptions, headaches and dizziness were reported, a maximum tolerated dose was not reached.

The fourth of the studies is a randomized, double-blind, multiple dose study in eight (8) healthy, elderly men and eight (8) healthy elderly women to examine the safety, tolerability and pharmacokinetics of CX717 with 300 mg administered once daily for ten (10) days. This study was initiated in 2004, but slow enrollment has held up completion of this phase of the safety trials. The treatment phase of the study was completed in early March 2005 and analysis is currently underway. Additional pharmacodynamic parameters will be measured in this group of elderly subjects.

The pharmacokinetic results to date from the 100 volunteers who have taken CX717 show that the half life of the drug averages 9 hours and the amount of drug absorbed over the range of 25 mg to 1600 mg was linear and predictable. Very high unchanged drug levels and area under the curve values were found, both indicating an excellent absorption profile for the drug. Additionally, using the single dose kinetic parameters, Cortex has been able to accurately predict the results of the multi-dosing trials. The simulations and the actual data overlapped as would be expected if the kinetic data was accurate. In summary, to date Cortex has found the drug to have an excellent safety profile, seemingly well absorbed and linear kinetics over a large range of doses in normal volunteers. The doses administered to the normal volunteers were up to 16 times greater than those needed to produce efficacy results in the primates. If the clinical efficacy in humans can be demonstrated over the same dosage ranges as has been found in non-human primates, the potential for once a day dosing seems feasible.

In addition to the safety and tolerance studies that continue and daily dosing over a ten-day period, Cortex also initiated a kinetic study to evaluate the absorption of an oral solution as compared to oral capsules filled with drug of two different particle sizes. The results from this study are as expected: the oral solution was most rapidly absorbed, followed by the capsule containing the smaller particles. The capsule with the larger drug particles had the slowest absorption. This dissolution rate controlled absorption process is quite common and will allow the Company to improve the dosage forms to be used in the planned Phase IIb efficacy trials to be initiated later during calendar year 2005. No significant differences were found in the amount of drug absorbed by the subjects or in the elimination half-life for the drug among the various dosage forms tested.

The Company is currently underway in a Phase I/II pilot efficacy in sleep deprivation in the U.K. Cortex hopes to have results from this trial by the end of April 2005, which may provide it with a dose range for future efficacy studies. Cortex plans to conduct several small pilot efficacy trials with CX717 during the first nine months of calendar 2005. The Company also plans to immediately initiate a three-month toxicology study for CX717 so that by the last quarter of 2005, it potentially may begin longer Phase IIb efficacy studies for this drug. Cortex submitted a Notice of Claimed Investigational Exemption for a New Drug (“IND”) with the Food and Drug Administration for CX717 in late December 2004. The Company received permission to proceed with the studies in January 2005.

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

There is also a possibility that treatment with AMPAKINE compounds may slow the progression of Alzheimer’s disease. Brain cells, or neurons, require continued input from other brain cells to remain alive. As neurons die, other neurons begin to lose their inputs, hastening their own death. AMPAKINE compounds may slow the rate at which functional levels of input from other neurons are lost. In animal models, selected AMPAKINE compounds have been shown to increase the production of Brain Derived Neurotrophic Factor, which is a protein associated with the formation of synapses by neurons. This possible mode of action also may prove beneficial to patients with Alzheimer’s disease, although it has not been demonstrated whether the same mechanism may produce similar results in humans.

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

Cortex believes that AMPAKINE compounds may represent a novel, non-scheduled approach (not regulated by the Drug Enforcement Agency) for treating ADHD patients, but until the development of CX717 has lacked an AMPAKINE compound with the appropriate potency and duration of activity to treat ADHD on a once a day basis. Given the impressive behavioral improvement in attention and performance in primate studies with CX717 and of the longer acting AMPAKINE compounds, Cortex’s consultants have recommended that it considers a pilot trial in an ADHD population. Given the unmet medical need for a safe and non-scheduled treatment (drugs with low potential for addiction) for ADHD, Cortex may decide to pursue such a pilot trial. Cortex retains worldwide rights for this indication.

Narcolepsy and Other Day-Time Sleepiness Disorders

Narcolepsy represents a disabling neurological disorder involving excessive day-time sleepiness and periodic irresistible sleep attacks of sudden onset and brief duration. The number and severity of symptoms vary widely among individuals with the disorder, with symptoms generally beginning between the ages of 15 and 30. Prevalence of narcolepsy in the U.S. is under 200,000. The disorder is known to occur in equal frequency in both sexes and to affect all ethnic populations.

According to the National Institute of Neurological Disorders and Stroke, patients with narcolepsy experience sleep attacks that can last for up to 30 minutes, regardless of the amount or quality of the prior night’s sleep. The sleep attacks may occur at work, social events, while eating, talking and driving, and in other similarly inappropriate circumstances.

There is currently no cure for the disorder, although the symptoms may be controlled with behavioral and medical therapy. The therapeutic focus is to promote and enhance wakefulness and counteract excessive day-time sleepiness. The Company believes that AMPAKINE compounds may be useful in treating day-time sleepiness, which is a key need for individuals with narcolepsy.

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

Memory Loss Due to Electroconvulsive Therapy

Electroconvulsive therapy (“ECT”) is the most effective treatment of major depression, with approximately 100,000 patients receiving ECT in the U.S. ECT works by the intentional induction of a controlled generalized seizure by administration of electrical impulses to the anesthetized patient. The number of treatments in a course of therapy varies. Six to twelve treatments are usually effective. In the U.S., the usual frequency is three times weekly; in the United Kingdom, the standard practice is two treatments weekly.

Despite its effectiveness, patient and clinician acceptance is limited due to significant memory loss that has been associated with this therapy. ECT–induced memory impairment takes three forms. The first is post-treatment confusion. Typically, it takes a few minutes to half an hour for a patient to become fully alert and oriented after treatment. In elderly patients receiving ECT treatment with bi-temporal electrode placement, the period of post-treatment confusion may persist for several hours or even days. The second type of memory impairment with ECT is anterograde amnesia. This refers to the inability to recall information learned after the treatments have begun. The anterograde amnesia produced by ECT is short lived and, in group data, is apparent for several days up to two weeks after ECT. Learning of new information and retention of newly acquired information begins to return within several days post treatment. The third and most bothersome type of ECT-induced memory impairment is retrograde amnesia, forgetting things that happened before the course of treatments. With retrograde amnesia, memories of events that occurred months to years before treatment are most likely forgotten.

Efficacy of ECT is strongly influenced by the anatomical positioning of stimulating electrodes, which determine current paths, and by electrical dosages, which determine current density within the current path. These factors determine the magnitude and persistence of cognitive side effects.

In addition, the effects of chronic ECT have been discussed in recent studies demonstrating that the pathophysiology of depression involves atrophy or death of hippocampal neurons. This work has led to the hypothesis that ECT and antidepressant drugs, via regulation of neurotrophic factors, reverse the atrophy of stress-vulnerable neurons or protect these neurons from further damage. It is possible that AMPAKINE compounds may enhance the recovery of memory post-ECT therapy. Due to the mechanism of action of the AMPAKINE compounds, the post-ECT confusion could potentially be minimized, the recovery from anterograde amnesia could be accelerated and due to the neuroprotective effects of Brain Derived Neurotrophic Factor generated by some AMPAKINE compounds, the degree of severity of retrograde amnesia might be reduced.

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

Other Indications

Cortex may conduct studies in various other indications that have not been discussed above. In addition to the AMPAKINE CX717, Cortex plans to advance other AMPAKINE compounds that have shown promise in animal models. The Company hopes to initiate toxicology testing for additional new AMPAKINE compounds during calendar year 2005. If those tests are successful, Cortex hopes to have a second drug candidate in clinical trials by early 2006.

Proof of Principal Compound — AMPAKINE CX516

Cortex’s development of the AMPAKINE technology began with its exclusive license of the technology from the University of California in 1993. CX516 was among a number of AMPAKINE compounds that were rapidly synthesized and evaluated by Cortex’s scientists during the early discovery and preclinical development processes. Given concerns about potential brain-related side effects caused by excess glutamate, many believed that AMPAKINE compounds (through their potentiation of glutamate) would cause serious side effects in humans. While this concern has since been alleviated, the Company believes that it initially created a serious impediment for Cortex in raising funds for its research in the private equity markets. At the same time, Cortex was able to accumulate an impressive patent portfolio.

Three human clinical safety studies have been completed with the AMPAKINE CX516 in healthy volunteers. In all three studies, CX516 was safe and well-tolerated on acute oral administration, and importantly, indicated statistically positive effects on memory performance.

Phase II studies in mild cognitive impairment (“MCI”), ADHD, schizophrenia and Fragile X syndrome subsequently were initiated and/or completed with CX516. The current status of these trails is described more fully under the respective headings below.

Mild Cognitive Impairment

In the aging population there is a continuum of cognitive decline. This continuum ranges from normal (for the general age group) to MCI to probable Alzheimer’s disease or other types of dementia.

Patients with MCI currently represent the earliest clinically-defined group with memory impairment beyond that expected for normal individuals of the same age and education, but do not meet clinical criteria for Alzheimer’s disease. It is estimated that there are between 3 and 4 million people in the U.S. with MCI. The memory deficits in the MCI population are clinically discernible and can interfere with daily functioning. MCI patients also appear to have a greatly increased risk of developing Alzheimer’s disease. Whereas approximately 1-2% of the normal elderly population will be diagnosed with Alzheimer’s disease every year, 10-15% or more of MCI patients will progress to Alzheimer’s disease per year.

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

CX516 has a half-life of less than one hour and very low potency, which may require the administration of several grams of drug per dosing period, making improvement in the primary endpoint for this study a difficult objective to achieve. Based on information now available, both the frequency of dosing and the amount of drug administered would have to be increased substantially in order to obtain any type of efficacy result for CX516. Neither Cortex nor Servier views the results from this MCI study as an indication that the AMPAKINE technology is flawed. Both companies have a large number of compounds with much greater potency and longer pharmacokinetic half-lives, which will be more appropriate for clinical development than the “proof of concept” compound, CX516. Both companies are proceeding diligently with the clinical development of other AMPAKINE compounds, CX717 from Cortex, S-18986 and related compounds from Servier and a large number of compounds resulting from the collaborative efforts of the two companies.

Based on the Company’s animal and clinical studies, Cortex believes that CX516 is a short acting drug that requires multiple administrations of extremely high doses per day to achieve and maintain the desired therapeutic effect. Therefore, Cortex does not intend to commercialize this compound. However, there are currently other studies underway with CX516 in Fragile X syndrome and schizophrenia (as a combination with anti-psychotics). Cortex advised the investigators from these studies of the results from the MCI trial with CX516. The investigators elected to continue their clinical trials with the compound, although a study in Alzheimer’s disease was terminated after Cortex expressed that it will not commercialize the CX516 compound. Because the other studies are funded by sources external to Cortex, Cortex agreed to allow the investigators to continue these trials, but does not intend to perform further research or development with CX516.

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

Further clinical testing of the AMPAKINE compound, ORG24448, a successor compound to CX516, in patients with schizophrenia is being conducted by Organon. In May 2000, Cortex achieved its first milestone under the related agreement when Organon selected a licensed compound to pursue in Phase I clinical testing, triggering a $2,000,000 payment to Cortex. In September 2001, Organon informed Cortex of its intent to continue development of the selected compound by entering Phase II clinical testing, triggering a second $2,000,000 milestone payment. Additional payments from the Organon agreement for schizophrenia will depend upon the drug successfully completing Phase II studies and the initiation of Phase III trials.

In September 2001, Cortex received notice of a Phase II Small Business Innovative Research (“SBIR”) award for approximately $770,000 from the National Institutes of Health to investigate the therapeutic potential of the AMPAKINE technology in schizophrenia. The goals of the related research plan include determining whether the AMPAKINE CX516 will improve negative symptoms, attention and memory. The research plan also hopes to assess the effects of an AMPAKINE compound on positive systems, anxiety and depressive symptoms. As of December 31, 2004, Cortex had received approximately $675,000 from this four-year grant award, as extended. Enrollment in the study was completed in January 2005, with data analysis expected in the summer of the same year.

Attention Deficit Hyperactivity Disorder

In April 1999, the Company reported preliminary results from a study with the AMPAKINE CX516 in patients with schizophrenia being treated with clozapine. The results noted in CX516-treated patients included improved performance on several tests of memory, problem solving and distractability, as well as a clinical improvement in attention — symptoms that are also common to patients with ADHD. Based upon these results, the Company believes that AMPAKINE compounds may represent a novel, non-scheduled approach (not regulated by the Drug Enforcement Agency) for treating ADHD patients.

In April 2000, the Company entered an option agreement with Shire Pharmaceuticals Group, plc (“Shire”), under which Shire initiated a Phase II double-blind, placebo-controlled study of Cortex’s AMPAKINE CX516 for the treatment of ADHD. Enrollment in the study began in the summer of 2001, with Shire responsible for all of the costs of the trial. In exchange for the option, Cortex received $130,000. Shire also purchased 254,353 shares of Cortex common stock for $870,000.

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

Fragile X and Autism

In April 2002, Cortex announced that it is collaborating with several research organizations to conduct a Phase II clinical study to evaluate the AMPAKINE CX516 as a potential treatment for Fragile X syndrome and autism. The study design is a randomized double-blind, placebo controlled trial with four weeks of treatment. Outcome measures will include testing in attention and executive function, spatial and verbal/auditory memory, language and behavior. Enrollment for this study has been completed and data verification and analysis is currently underway.

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

The goals of the research plan include determining if an AMPAKINE compound administered in advance can reduce damage to neurons in an animal model of stroke; and to determine if the compound reduces damage to the memory of the animals. An AMPAKINE compound will also be administered after the stroke to determine if there is an improved recovery of memory function. As of December 31, 2004, Cortex had received approximately $755,000 from this grant award, with the term of the project extended through August 2005. Research of the AMPAKINE technology as a treatment for stroke, beyond that funded by the SBIR grant, will depend upon the Company’s financial resources.

Manufacturing

Cortex has no experience or capability to either manufacture bulk quantities of the new compounds that it develops, or to produce finished dosage forms of the compounds, such as tablets or capsules. Cortex relies, and presently intends to rely, on the manufacturing and quality control expertise of contract manufacturing organizations or current and prospective corporate partners. There is no assurance that the Company will be able to enter into manufacturing arrangements to produce bulk quantities of its compounds on favorable financial terms. There is however, substantial availability of dosage form manufacturing capability in the U.S. pharmaceutical industry that the Company believes that it can readily access. See “Risk Factors – Risks related to our business – We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” on page 22 for a discussion of certain risks related to the development and commercialization of the Company’s products.

Marketing

The Company has no experience in the marketing of pharmaceutical products and does not anticipate having the resources to distribute and broadly market any products that it may develop for indications such as Alzheimer’s disease and schizophrenia. The Company will therefore continue to seek commercial development arrangements with other pharmaceutical companies for its proposed products for those indications that require significant sales forces to effectively market. In entering into such arrangements, the Company may seek to retain the right to promote or co-promote products for certain of the Orphan Drug indications in North America. The Company’s worldwide licensing agreement with Organon (see Note 5 of Notes to Financial Statements) does not provide Cortex with co-promotional rights. With respect to Orphan Drugs, the Company may distribute and market such products directly. See “Risk Factors – Risks related to our business – We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” on page 22 for a discussion of certain risks related to the development and commercialization of the Company’s products.

Technology Rights

In 1993, Cortex entered into an agreement with the Regents of the University of California (the “University”), under which Cortex secured exclusive commercial rights to AMPA-receptor modulating technology and compounds (the AMPAKINE technology) for the treatment of deficits of memory and cognition. The relationship later was expanded to include additional agreements for other indications. The Company paid an initial license fee and is obligated to make additional payments, including license maintenance fees and patent expense reimbursements creditable against future royalties, over the course of initiating and conducting human clinical testing and obtaining regulatory approvals. When and if sales of licensed products commence, the Company will pay royalties on net sales. During the fiscal year ended June 30, 2003, Cortex amended the agreement with the University to exclude the treatment of disease areas outside of the central nervous system that the Company would not have the resources nor the capability to develop in a timely manner. See “Risk Factors – Risks related to our business – Our products rely on licenses from the Regents of the University of California, and if we lose access to these technologies, our business would be substantially impaired” on page 22 for a discussion of certain risks related to the Company’s licenses with the University.

Patents and Proprietary Rights

The Company is aggressively pursuing patent protection of its technologies. Cortex owns or has exclusive rights (within its areas of product development) to more than 50 issued or allowed U.S. and foreign patents and has a number of additional U.S. patent applications and their international counterparts pending. Over 40 of these are composition of matter patents that cover hundreds of the Company’s compounds. These patents form the foundation of the Company’s business and the pharmaceutical industry in general. Additionally, Cortex is consistently filing new disclosures and patents for new structures and new uses.

Two method of use patents underlie much of the Company’s current development work. These patents have been issued to the University and rights to the patents are licensed exclusively to Cortex for all uses, other than endocrine modulation.

One of these patents covers the method of use for the Company’s AMPAKINE compounds — as well as compounds made by others — and describes the mechanism by which AMPAKINE compounds may affect the treatment of memory and cognition. This patent issued to the University in the U.S. in 1999. The Company believes that the coverage from this patent extends to both neurological disorders such as Alzheimer’s disease as well as psychiatric conditions with cognitive disturbances including depression, obsessive compulsive disorder, attention deficit disorder, and phobic disorders. Similar method of use patents have been issued to Cortex in Mexico, Australia and New Zealand.

In November 2003, a similar patent was issued to the University by the European Patent Office. Under the rules of the European Patent Office, this patent entered into a nine-month period during which oppositions to the issuance could be filed. Upon issuance of the patent, an opposition was filed by Eli Lilly and Company. In August 2004, GlaxoSmithKline also filed an opposition. Cortex, in cooperation with the University, plans to respond to these oppositions promptly. There is no timeframe available for a decision from the European Patent Office and such decision may be appealed by either Cortex or the party filing the opposition. As a result, the process to determine whether the oppositions filed for this patent will or will not prevail in Europe may take anywhere from six months to several years to resolve.

Another method of use patent contains a broad claim for any AMPA-modulating compound to treat schizophrenia. This patent was issued to the University in the U.S. in 1998, and subsequently has issued in Australia.

Cortex’s rights under the University patents are contingent upon it making certain minimum annual payments to the University, meeting certain milestones and diligently seeking to commercialize the underlying technology.

Since issuance of a patent does not guarantee the right to practice the claimed invention, others may obtain patents that the Company would then need to license or design around in order to practice its patented technologies. Cortex may not be able to obtain licenses that might be required to practice these technologies due to patents of others on reasonable terms or at all. Additionally, any unpatented manufacture, use or sale of the Company’s technology, processes or products may infringe on patents or proprietary rights of others, and the Company may be unable to obtain licenses or other rights to these other technologies that may be required for commercialization of the Company’s proposed products or processes.

Cortex relies to a certain extent upon unpatented proprietary technology and may determine in some cases that its interests would be better served by reliance on trade secrets or confidentiality agreements rather than patents. See “Risk Factors – Risks related to our industry – If we fail to secure adequate intellectual property protection, it could significantly harm our financial results and ability to compete” on page 24 for a discussion of certain risks related to the protection of the Company’s intellectual property rights.

Government Regulation

In order to test, produce and market human therapeutic products in the U.S., mandatory procedures and safety standards established by the FDA must be satisfied. Obtaining FDA approval is a costly and time-consuming process. Cortex has initiated Phase I and early Phase II testing in the U.S. and Europe, primarily with the assistance of clinical collaborators and its corporate partners, Organon and Servier. Some clinical trials were and are performed in the U.S. under Notices of Claimed Investigational Exemption for a New Drug (“IND”) filed with the FDA by the Company’s clinical collaborators. Cortex filed an IND for the AMPAKINE CX516 in the name of the Company in the fall of 2000. Cortex filed an IND for the AMPAKINE CX717 in December 2004. It is Cortex’s intent that Organon, Servier or another pharmaceutical company partner or partners that the Company is seeking, will pursue other required regulatory approvals to conduct further clinical testing with AMPAKINE compounds that result from the respective collaborative research programs with Cortex. However, Cortex intends to file other IND’s for additional AMPAKINE compounds to facilitate the development of its Orphan Drug strategy.

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

Therapeutic products that may be developed and sold by the Company outside the U.S. will be subject to regulation by the various countries in which they are to be distributed. In addition, products manufactured in the U.S. that have not yet been cleared for domestic distribution will require FDA approval in order to be exported to foreign countries for distribution there. See “Risk Factors – Risks related to our industry – The regulatory approval process is expensive, time consuming, uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products” on page 25 for a discussion of certain risks related to the regulatory approval of the Company’s products.

Cortex plans to seek additional financing to support its development of selected AMPAKINE compounds for Orphan Drug indications. Without such financing, Cortex may be severely restricted in its overall development. The Company would be dependent upon its sub-licensees and might be unable to maintain its current core technical and management capabilities. Under such circumstances, the Company would be dependent upon entering into partnerships or other collaborative arrangements with third parties with the required resources to obtain the needed approvals. Along with its licensing agreements with Organon and Servier, Cortex intends to enter into license or other arrangements with other pharmaceutical companies under which those companies would conduct the required clinical trials and seek FDA approval for most or all of its proposed products. See “Risk Factors – Risks related to our business – We may not be able to enter into the strategic alliances necessary to fully develop and commercialize our products and technologies, and we will be dependent on our corporate partners if we do” on page 24 for a discussion of certain risks related to the proposed strategic alliances sought by the Company.

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

Product Liability Insurance

The clinical testing, manufacturing and marketing of the Company’s products may expose the Company to product liability claims, against which the Company maintains liability insurance. See “Risk Factors – Risks related to our industry – We may be subject to potential product liability claims. One or more successful claims brought against us could materially impact our business and financial condition” on page 25 for a discussion of certain risks related to product liability claims against the Company.

Employees

Cortex currently has 23 full-time employees and one part-time employee. Of the 23 full-time employees, six are engaged in management and administrative support and the remainder are engaged in research and development, including nine Ph.D.-level or equivalent employees and one M.D.

Cortex anticipates that it may make modest increases in its employee levels based upon the further development of the AMPAKINE CX717. However, the Company will continue to outsource a substantial amount of its research and development to qualified vendors. The Company sponsors a substantial amount of research in academic laboratories, primarily at the University of California, Irvine and at Wake Forest University in North Carolina.

Risk Factors

In addition to the other matters set forth in this Transition Report on Form 10-K, our continuing operations and the price of our common stock are subject to the following risks:

Risks related to our business

We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

Since our formation on February 10, 1987 through December 31, 2004, we have generated only modest operating revenues and we have incurred net losses approximating $52,097,000. For the six months ended December 31, 2004 and 2003 and fiscal years ended June 30, 2004, 2003 and 2002, our net losses amounted to approximately $4,046,000, $3,806,000, $5,994,000, $1,175,000 and $983,000, respectively. As of December 31, 2004, we had an accumulated deficit of approximately $54,129,000. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. As with other companies in the biotechnology industry, it is possible that we will never achieve profitable operations.

We will need additional capital in the future and, if it is not available on terms acceptable to us, or at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.

We will require substantial additional funds to advance our research and development programs and to continue our operations, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products. Based on our current operating plan, including planned clinical trials and other product research and development costs, we estimate that our existing cash resources, including committed sources of funding from Servier, will be sufficient to meet our requirements through calendar year 2006. However, we believe that we will require additional capital to fund on-going operations beyond that time. Additional funds may result from milestone payments related to our agreements with Organon and Servier, although there is no assurance that we will receive milestone payments from Organon or Servier within the desired timeframe, or at all. Additional funds also may result from the exercise of warrants to purchase shares of our common stock. As of December 31, 2004, warrants to purchase up to approximately 10.4 million shares of our common stock were outstanding. If these warrants are fully exercised, of which there can be no assurance, such exercise would provide approximately $31,000,000 of additional capital.

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

Under our agreements with the Regents of the University of California, we have exclusive rights to AMPAKINE compounds for all applications for which the University has patent rights, other than endocrine modulation.

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

The commercialization efforts in the agreements require us to initiate human clinical testing of an AMPAKINE compound, other than CX516, by July 2005, and to file for regulatory approval of an AMPAKINE compound during October 2007. Clinical trials for the AMPAKINE compound CX717 were initiated in May 2004, which assure us of meeting the requirement to initiate testing of a compound other than CX516 during the required timeframe. Although we currently are in compliance with our obligations under the agreements, including minimum annual payments and diligence milestones, our failure to meet any of these requirements could allow the University to terminate that particular agreement. Management believes that it maintains a strong relationship with the University.

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

Under the agreement with Organon that we entered in January 1999, the collaborative research phase ended in January 2001. Organon has primary responsibility for developing and commercializing AMPAKINE compounds for use in the treatment of schizophrenia and depression. Through December 31, 2004 we have received $8,000,000 in up-front and milestone payments and approximately $6,000,000 in research support payments. The agreement includes additional milestone payments, plus royalty payments on products sold, if any, on a worldwide basis. We do not anticipate that we will receive any milestone payments from Organon during the fiscal year ending December 31, 2005. Under the terms of the agreement, Organon has the right to terminate the agreement upon four-months’ prior notice. Such termination may have negative effects on our stock price and could impact our ability to achieve other licensing arrangements on acceptable terms, or at all.

Under the agreement with Servier that we entered into in October 2000, as amended to date, we share the research efforts. Servier has primary responsibility for developing and commercializing AMPAKINE compounds for use in the treatment of memory impairment associated with aging, and of neurodegenerative diseases such as Alzheimer’s disease. Through December 31, 2004, we have received an up-front payment of $5,000,000 and research support payments of approximately $12,495,000. Under the October 2000 agreement, as amended to date, we currently receive approximately $2,220,000 per year (subject to us providing agreed-upon levels of research) and Servier is obligated to continue this level of support until early December 2005. The agreement includes milestone payments, plus royalty payments on product sales, if any, in licensed territories. We do not anticipate that we will receive any milestone payments from Servier during the fiscal year ending December 31, 2005. Under the terms of the agreement, Servier has the right to terminate the agreement in the case of a merger or acquisition involving us and a third party. Both we and Servier have the right to terminate the agreement on an annual basis upon six-months’ prior notice. In addition, either party has the right to terminate the related research and development in the event that the other party materially breaches the agreement.

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

Our success will depend, in part, on our ability to get patent protection for our products and processes in the U.S. and elsewhere. We have filed and intend to continue to file patent applications as we need them. However, additional patents that may issue from any of these applications may not be sufficiently broad to protect our technology. Also, any patents issued to us or licensed by us may be designed around or challenged by others, and if such challenge is successful, it may diminish our rights.

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

The market price of securities of life sciences companies in general has been very unpredictable. The range of sales prices of our common stock for the six-month period ended December 31, 2004 and fiscal years ended June 30, 2004 and June 30, 2003, as quoted on The American Stock Exchange, was $1.40 to $3.10, $1.62 to $4.99 and $0.51 to $2.49, respectively. The following factors, in addition to factors that affect that market generally, could significantly impact our business, and the market price of our common stock could decline:

•	competitors announcing technological innovations or new commercial products;

•	competitors’ publicity regarding actual or potential products under development;

•	regulatory developments in the U.S. and foreign countries;

•	developments concerning proprietary rights, including patent litigation;

•	public concern over the safety of therapeutic products; and

•	changes in healthcare reimbursement policies and healthcare regulations.

There is a large number of shares of common stock that may be sold, which may depress the market price of our stock.

If all outstanding warrants and options are exercised prior to their expiration, approximately 16.8 million additional shares of common stock could become freely tradable without restriction. Sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock.

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

The Company leases approximately 32,000 square feet of office, research laboratory and expansion space in Irvine, California, under an operating lease that expires May 31, 2009. Current monthly rent on these facilities is approximately $35,000. The Company believes that its current facilities will be adequate and suitable for its research and development activities for at least the remainder of the lease term.

Item 3.	Legal Proceedings

The Company is not a party to any material legal proceedings, nor has any material proceeding been terminated during the six-month period ended December 31, 2004.

Item 4.	Submission of Matters to a Vote of Security Holders

On December 16, 2004, the Company held its Annual Meeting of Stockholders, with stockholders holding 25,204,384 shares of common stock (representing 88.58% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. Robert F. Allnutt, Charles J. Casamento, Carl W. Cotman, Ph.D., Peter F. Drake, Ph.D., M. Ross Johnson, Ph.D., Roger G. Stoll, Ph.D. and Gary D. Tollefson, M.D., Ph.D. were listed as management’s nominees in the proxy statement and were elected as directors at the meeting. The votes for each nominee were as follows:

Name	Number of Affirmative Votes	Number of Votes Withheld
Robert F. Allnutt	24,805,183	399,201
Charles J. Casamento	24,891,709	312,675
Carl W. Cotman, Ph.D.	24,549,945	654,439
Peter F. Drake, Ph.D.	24,973,166	231,218
M. Ross Johnson, Ph.D.	24,747,083	457,301
Roger G. Stoll, Ph.D.	24,700,427	503,957
Gary D. Tollefson, M.D., Ph.D.	24,798,368	406,016

At the meeting, the Company also sought the ratification of Haskell & White LLP as independent auditors of the Company for the transitional six-month period ended December 31, 2004. This proposal was approved by 25,128,211 affirmative votes. There were 46,058 negative votes and 30,115 abstentions.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchased Equity Securities

The Company’s common stock trades on The American Stock Exchange under the symbol, “COR.” The following table presents quarterly information on the high and low sales prices of the common stock for the six-month period ended December 31, 2004 and fiscal years ended June 30, 2004 and 2003, as furnished by The American Stock Exchange.

	High	Low
Six-Month Period ended December 31, 2004
Second Quarter	$3.10	$2.26
First Quarter	2.95	1.40

Fiscal Year ended June 30, 2004
Fourth Quarter	$2.92	$2.15
Third Quarter	4.17	2.48
Second Quarter	4.34	2.50
First Quarter	4.99	1.62

Fiscal Year ended June 30, 2003
Fourth Quarter	$2.49	$0.70
Third Quarter	1.04	0.60
Second Quarter	0.95	0.56
First Quarter	1.50	0.51

As of March 15, 2005, there were 516 stockholders of record of the Company’s common stock, and approximately 9,500 beneficial owners. The high and low sales prices for the Company’s common stock on March 15, 2005, as reported by The American Stock Exchange, were $2.50 and $2.38, respectively.

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

During the six-month period ended December 31, 2004, in addition to issuances previously disclosed in the Company’s Forms 10-Q and Current Reports on Form 8-K, in connection with the earlier engagement of a consultant for investor relations purposes, the Company issued warrants to purchase an aggregate of 12,000 shares of the Company’s common stock to one investor. The warrants have a weighted-average exercise price of $2.58 per share and a five-year term.

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

During the six-month period ended December 31, 2004, the Company did not repurchase any of its securities.

Item 6.	Selected Financial Data

We have derived the selected financial data presented below from our audited financial statements and notes related thereto. The information set forth below is not necessarily indicative of the results of future operations. You should read the selected financial data together with the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Transition Report on Form 10-K. As reported on our Current Report on Form 8-K dated November 10, 2004, we changed our fiscal year end from June 30 to December 31, implementing such change for the six months ended December 31, 2004.

	Six Months ended December 31, 2004	Years ended June 30,
		2004	2003	2002	2001	2000
	(In thousands, except per share data)
INCOME STATEMENT DATA
Revenues:
Research and license revenue	$1,788	$6,792	$4,765	$5,777	$4,264	$5,369
Grant revenue	108	181	467	655	179	139

Total revenues	1,896	6,973	5,232	6,432	4,443	5,508
Operating expenses:
Research and development	4,926	6,116	3,724	4,918	4,254	3,896
General and administrative	1,530	2,291	2,480	2,389	2,183	1,782
Non-cash stock compensation charges	152	1,106	217	180	404	33

Total costs and expenses	6,608	9,513	6,421	7,487	6,841	5,711
Loss from operations	(4,712)	(2,540)	(1,189)	(1,055)	(2,398)	(203)
Change in fair value of common stock warrants	498	(3,603)	—	—	—	—
Loss before cumulative effect of change in accounting principle	(4,046)	(5,994)	(1,175)	(983)	(2,143)	(197)
Cumulative effect of change in accounting principle(1)	—	—	—	—	(530)	—
Net loss before preferred stock dividends	(4,046)	(5,994)	(1,175)	(983)	(2,673)	(197)
Net loss applicable to common stock	(4,046)	(5,994)	(1,175)	(983)	(2,663)	(200)
Basic and diluted net loss per share	(0.14)	(0.26)	(0.07)	(0.06)	(0.16)	(0.01)
Shares used in basic and diluted calculation	28,355	23,182	16,868	16,712	16,603	15,796

BALANCE SHEET DATA
Cash and equivalents	$9,157	$9,977	$1,125	$1,849	$4,558	$2,705
Marketable securities	18,839	12,211	—	—	—	—
Working capital	26,070	20,567	(1,505)	(349)	1,984	1,921
Total assets	29,912	22,891	2,179	2,981	5,540	3,488
Unearned revenue, net of current portion, and other long-term	23	381	247	727	2,394	—
Common stock warrants	3,958	—	—	—	—	—
Total stockholders’ equity (deficit)	23,647	20,489	(1,420)	(592)	120	2,353

(1)	During the fourth quarter of the fiscal year ended June 30, 2001, we adopted, as required, the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” effective July 1, 2000 (see Note 1 in the notes to the financial statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Employee Stock Options and Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for our employee stock options, given that the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. According to APB 25, no compensation expense is recognized since the exercise price of our stock options generally equals the market price of the underlying stock on the date of grant. Adoption of SFAS 123 for options issued to employees would require recognition of employee compensation expense based on the computed “fair value” of the options on the date of grant. In accordance with SFAS 123 and EITF Issue 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” stock options and warrants issued to consultants and other non-employees as compensation for services to be provided to us are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. We recognize this expense over the period the services are provided.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), “Share Based Payment,” which is a revision of SFAS 123 and supersedes APB 25. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

As required, we will adopt Statement No. 123(R) during our quarter ending September 30, 2005. Under Statement No. 123(R), we may either recognize compensation cost for share-based payments to employees based on the grant-date fair value from the beginning of the period in which the provisions are first applied, without restating periods prior to adoption, or we may elect to restate prior periods by recognizing compensation costs in the amounts previously reported in our pro-forma footnote disclosures under the provisions of SFAS 123. We are evaluating the impact of the two adoption methods and as yet have not determined which method we will utilize.

We cannot estimate the impact of adopting Statement No. 123(R), but based solely upon the pro-forma disclosures for prior periods, we believe that the impact may be material to our results of operations. We do not anticipate that adoption of Statement No. 123(R) will materially impact our financial condition.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited financial statements and notes thereto which begin on page F-1 of this Transition Report on Form 10-K, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

As reported on the Company’s Current Report on Form 8-K dated November 10, 2004, the Company changed its fiscal year from June 30 to December 31, implementing such change for the six months ended December 31, 2004.

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

The agreement with Servier, as amended in December 2003, includes a nonrefundable up-front fee of $5,000,000 and research support payments of $2,025,000 per year through early December 2005

(subject to Cortex providing agreed-upon levels of research personnel). The amount of research support is subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index. Currently, Cortex receives research support of approximately $2,220,000 per year. The agreement also includes potential milestone payments, plus royalty payments on sales in licensed territories.

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

From inception (February 10, 1987) through December 31, 2004, the Company sustained losses aggregating $52,097,000. Due to projected fluctuations in funding, continuing losses are likely over the next several years, as the Company’s ongoing operating expenses will only be offset, if at all, by research support payments and possible milestone payments from its research collaborations with Servier and Organon, or under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Servier and Organon agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company’s operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will require successful commercial development of its products by Servier, Organon, or its other prospective partners to attain sustained profitable operations from royalties or other product-based revenues.

The Company believes that inflation and changing prices have not had a material impact on its ongoing operations to date.

Six Months ended December 31, 2004 and 2003 (unaudited)

For the six months ended December 31, 2004, the Company’s net loss of approximately $4,046,000 compared to a net loss of approximately $3,806,000 for the corresponding prior year period.

Revenues for the six months ended December 31, 2004 decreased to approximately $1,896,000 from approximately $4,593,000, or by 59% compared to the corresponding prior year period, mostly due to the $2,000,000 milestone received from Organon in the prior year period. Organon paid Cortex the milestone in order to retain its rights to the Company’s AMPAKINE technology in the field of depression. Research revenue from Servier decreased relative to the six months ended December 31, 2003 due to the end of scheduled research support payments under the October 2002 amendment to the agreement. The final quarterly payment of $500,000 was received during the quarter ended September 30, 2004.

Research and development expenses for the six months ended December 31, 2004 increased to approximately $4,926,000 from approximately $2,869,000, or by 72% compared to the corresponding prior year period, mostly reflecting expenses incurred for the Phase I clinical testing of the AMPAKINE CX717 that commenced in May 2004. Expenses for the six months ended December 31, 2004 also included amounts related to the addition of the Company’s Chief Medical Officer in late August 2004.

General and administrative expenses for the six months ended December 31, 2004 increased to approximately $1,530,000 from approximately $1,155,000, or by 32% compared to the corresponding prior year period. Decreased expenses for the prior year period mostly resulted from cost reductions in an effort to conserve cash prior to the private placement of common stock in August 2003.

Specifically, these cost reductions included the acceptance of stock options in lieu of a portion of base salary by three executive officers during the months of July and August 2003, as initially implemented in February 2003. Additionally, in September 2003, the Chief Executive Officer accepted stock options in lieu of his entire base salary, as previously reduced, for the months of May through August 2003. Resultant salary expenses during the six months ended December 31, 2003 reflected the non-payment of his salary for the months of July and August and the reversal of his earlier accrued salary expenses for the months of May and June 2003. Options to purchase an aggregate of 22,729 shares of common stock were issued to the executive officers in connection with the waived amounts during July and August, and the waived salary for the Chief Executive Officer from May through August 2003.

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

Non-cash stock compensation charges for the six months ended December 31, 2003 mostly represented the estimated fair value for the vesting of warrants issued earlier with a professional services agreement.

Net interest income for the six months ended December 31, 2004 increased to approximately $167,000 from approximately $13,000 for the corresponding prior year period due to an increase in cash available for investing from the Company’s private placement in January 2004.

Other income for the six months ended December 31, 2004 represents the change in estimated value of warrants issued in connection with the private equity financing in December 2004, as explained more fully in Note 3 to the Financial Statements.

Fiscal Years ended June 30, 2004 and 2003

For the year ended June 30, 2004, the Company’s net loss of approximately $5,994,000 compared to a net loss of approximately $1,175,000 for the prior year, with the increase primarily attributable to non-cash charges of approximately $3,603,000 recorded for warrants issued in the Company’s private placements of its common stock, as discussed more fully below.

Revenues for the year ended June 30, 2004 increased from approximately $5,232,000 to approximately $6,973,000, or by 33% compared to the prior year, primarily due to a $2,000,000 milestone payment received from Organon. As detailed above, the related agreement required this payment in order for Organon to retain its rights to the Company’s AMPAKINE technology in the field of depression.

Research and development expenses for the year ended June 30, 2004 increased from approximately $3,724,000 to approximately $6,116,000, or by 64% compared to the prior fiscal year. The increase mostly resulted from charges incurred to develop the second generation AMPAKINE compound, CX717, which entered Phase I human clinical trials in May 2004. The increase for the current year also reflected increased personnel-related expenses, including recruiting fees to expand the Company’s clinical staff. Additionally, increased research and development expenses included technology access payments related to the Organon milestone. Cortex licenses the AMPAKINE technology from the University of California. Under the related agreement, Cortex is required to remit a portion of certain remuneration received in connection with sublicensing agreements. In late December 2003, when Cortex achieved its milestone under its agreement with Organon, a technology access payment to the University of California became due and was paid by the Company shortly thereafter.

General and administrative expenses for the year ended June 30, 2004 decreased from approximately $2,480,000 to approximately $2,291,000, or by 8% compared to the corresponding prior year period. The decrease resulted from reduced salary-related expenses due to severance costs in the prior year period to the Company’s former President and Chief Executive Officer.

Increased non-cash stock compensation charges primarily included the estimated fair value for the vesting of warrants issued earlier with a professional services agreement.

Net interest income for the year ended June 30, 2004 increased from approximately $15,000 to approximately $149,000, or by 893% compared to the prior year, due to the cash available for investing from the Company’s two private placements during the year.

Other expenses for the year ended June 30, 2004 represent non-cash charges for the change in the estimated value of warrants issued in connection with the private equity financing in August 2003, as explained more fully in Note 3 to the Financial Statements.

Fiscal Years ended June 30, 2003 and 2002

For the year ended June 30, 2003, the Company’s net loss of approximately $1,175,000 compared to a net loss of approximately $983,000 for the prior year, with the increased net loss primarily attributable to the timing of revenues from the Company’s collaborative agreements.

Revenues for the year ended June 30, 2003 decreased from approximately $6,433,000 to approximately $5,232,000, or by 19% compared to the prior year, with a net increase in research and licensing revenue from the agreement with Servier of approximately $1,036,000, but a decrease in revenues from the agreement with Organon of $2,000,000. For the year ended June 30, 2003, revenues included $1,500,000 related to the amendment to the Servier agreement signed in October 2002. That amendment granted Servier rights to the Company’s AMPAKINE technology in the field of anxiety disorders, in Servier’s licensed territories. In exchange for those rights, Cortex will receive $4,000,000 of research funding from Servier, paid as $500,000 per quarter over a two-year period.

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

Research and development expenses for the year ended June 30, 2003 decreased to approximately $3,724,000, or by 24% compared to the prior fiscal year. The decrease resulted from charges incurred in the prior year for the Phase II clinical study in MCI being conducted with Servier. In connection with the MCI study, in January 2002 the Company sponsored a meeting of the clinical investigators participating in the trial. Nearly all other costs for this study were borne by Servier. The decrease for the current year also reflected decreased personnel-related expenses of approximately $407,000 from comparatively lower staffing levels and a resultant decrease of approximately $100,000 in spending for animals and laboratory supplies. In addition, prior year research and development expenses included technology access payments related to the Organon milestone. In September 2001, when Cortex achieved its milestone under its agreement with Organon, a technology access payment to the University of California became due.

General and administrative expenses for the year ended June 30, 2003 of approximately $2,480,000 were materially consistent with the prior year.

Net interest income for the year ended June 30, 2003 decreased to approximately $15,000, or by 80% compared to the prior year, due to a decrease in cash available for investing.

Liquidity and Capital Resources

Under the agreement signed with Servier in October 2000, as amended as of December 31, 2004 Cortex has received research and licensing payments approximating $17,495,000. Of this amount, Cortex received approximately $1,582,000 during the six-month period ended December 31, 2004. The October 2000 agreement, as amended, provides research support of approximately $2,220,000 per year through early December 2005. Beginning in October 2002, Servier agreed to provide an additional $4,000,000 of research support to Cortex, to be paid in quarterly installments of $500,000 over a two-year period, with the last payment received during the quarter ended September 30, 2004. The agreement also includes milestone payments based upon successful clinical development and royalties on sales in licensed territories.

Research and licensing payments received in connection with the agreement with Organon totaled $13,880,000 through December 31, 2004, including up-front and milestone payments totaling $8,000,000. Under the terms of the agreement, Cortex may receive additional milestone payments based on clinical development of the licensed technology and ultimately, royalties on worldwide sales.

In August 2003, the Company completed a private placement of an aggregate of 3,333,334 shares of its common stock at $1.50 per share and five-year warrants to purchase up to an additional aggregate of 3,333,334 shares at an exercise price of $2.55 per share. The Company received approximately $4,496,000 in net proceeds from the private placement. The warrants are subject to a call right in favor of the Company to the extent that the closing price of the Company’s common stock exceeds $6.00 per share for any thirteen consecutive trading day period following December 8, 2005. In January 2004, the Company received proceeds of approximately $870,000 from the exercise of warrants issued in connection with this private placement. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $7,630,000 of additional capital.

In January 2004, the Company completed a private placement of an aggregate of 6,909,091 shares of its common stock at $2.75 per share and five-year warrants to purchase up to an additional aggregate of 4,490,910 shares at an exercise price of $3.25 per share. The Company received approximately $17,500,000 in net proceeds from the private placement. The warrants are subject to a call right in favor of the Company to the extent that the closing price of the Company’s common stock exceeds $7.50 per share for any 13 consecutive trading day period. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $14,600,000 of additional capital.

In December 2004, the Company completed a private placement of an aggregate of 4,233,333 shares of its common stock at $2.66 per share and five-year warrants to purchase up to an additional aggregate of 2,116,666 shares at an exercise price of $3.00 per share. The Company received approximately $10,385,000 in net proceeds from the private placement. The warrants are subject to a call right in favor of the Company to the extent that the closing price of the Company’s common stock exceeds $7.50 per share for any 13 consecutive trading day period following January 26, 2006. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $6,350,000 of additional capital.

Cash Proceeds

As of December 31, 2004 the Company had cash, cash equivalents and marketable securities totaling $27,996,000 and working capital of approximately $26,070,000. As of June 30, 2004, the Company had cash, cash equivalents and marketable securities of approximately $22,188,000 and working capital of approximately $20,567,000. The increases in cash and working capital reflect approximately $10,385,000 of net proceeds from the private placement of the Company’s common stock and warrants in December 2004, partially offset by amounts required to fund operations.

Net cash used in operating activities was approximately $4,283,000 during the six months ended December 31, 2004, and included the Company’s net loss for the period of approximately $4,046,000, adjusted for non-cash stock compensation credits (including the change in fair value of common stock warrants) of $356,000, depreciation and amortization charges aggregating approximately $65,000, and changes in operating assets and liabilities. For the six months ended December 31, 2003, net cash used in operating activities approximated $558,000, reflecting the Company’s net loss of approximately $3,806,000 for the period, adjusted for non-cash expenses for stock compensation (including the change in fair value of common stock warrants) of approximately $4,356,000, depreciation and amortization charges aggregating approximately $92,000, and changes in operating assets and liabilities.

Net cash used in investing activities approximated $6,922,000 during the six months ended December 31, 2004, and primarily resulted from the purchase of short-term investments of approximately $14,342,000 and fixed assets of $179,000, offset by the maturity of marketable securities of approximately $7,600,000. For the six months ended December 31, 2003, net cash used in investing activities approximated $410,000, and mostly included $600,000 for the purchase of short-term investments, offset by the maturity of short-term investments of $200,000.

Net cash provided by financing activities of approximately $10,385,000 reflected the net proceeds from the Company’s December 2004 private placement of common stock and warrants to purchase common stock. For the six months ended December 31, 2003, net cash provided by financing activities approximated $4,690,000, representing net proceeds of approximately $4,496,000 from the private placement of the Company’s common stock in August 2003, along with proceeds of approximately $194,000 from the exercise of options and warrants to purchase common stock.

Commitments

The Company leases approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2009. The commitments under the lease agreement for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 are approximately $443,000, $462,000, $482,000, $501,000 and $212,000, respectively. From inception (February 10, 1987) through December 31, 2004, expenditures for furniture, equipment and leasehold improvements aggregated approximately $2,877,000.

The Company is committed to approximately $1,147,000 for sponsored research to academic institutions, of which $865,000 is payable over the next 12 months. Commitments for preclinical and clinical development expenses approximate $3,063,000, all of which is payable within the next 12 months.

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

The following table sets forth the Company’s contractual obligations as of December 31, 2004:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$2,100,000	$443,000	$944,000	$713,000	$—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	23,000	23,000	—	—	—
Other Contractual Obligations	5,139,000	3,998,000	421,000	140,000	580,000

Total	$7,262,000	$4,464,000	$1,365,000	$853,000	$580,000

Staffing

As of December 31, 2004, Cortex had 24 employees. Cortex anticipates a modest increase in the number of its full-time employees within the coming year.

Plant and Equipment

The Company expects that it will require modest investments in plant and equipment within the coming year.

Outlook

Cortex anticipates that its cash and cash equivalents, marketable securities and scheduled research support payments from its agreements with Servier will be sufficient to satisfy the Company’s capital requirements through calendar year 2006. Additional funds will be required to continue operations beyond that time. Cortex may receive additional milestone payments from the Organon and Servier agreements, but there is no assurance that the Company will receive such milestone payments within the desired timeframe, or at all. Cortex may also receive funds from the exercise of warrants to purchase shares of our common stock. As of December 31, 2004, warrants to purchase up to approximately 10.4 million shares of our common stock were outstanding. If these warrants are fully exercised, of which there can be no assurance, such exercise would provide approximately $31,000,000 of additional capital. See “Risk Factors – Risks related to our business – We will need additional capital in the future and, if it is not available on terms acceptable to us, or at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.”

In order to provide for its longer-term spending requirements, the Company is presently seeking collaborative or other arrangements with larger pharmaceutical companies. Under these agreements, it is intended that such companies would provide additional capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products the Company is developing. Competition for such arrangements is intense, with a large number of biopharmaceutical companies attempting to secure alliances with more established pharmaceutical companies. Although the Company has been engaged in discussions with candidate companies, there is no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce the Company’s short and longer-term funding requirements.

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

The Company’s exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of the Company’s financial instruments are fixed rate, short-term investments in government and corporate notes and bonds, which are available for sale (and have been marked to market in the accompanying financial statements). Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. The Company manages interest rate risk on its investment portfolio by matching scheduled investment maturities with its cash requirements. As of December 31, 2004, the Company’s investment portfolio had a carrying amount of approximately $18,839,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2004, the resulting decline in the fair value of fixed rate bonds held within the portfolio would not be material to the Company’s financial position, results of operations and cash flows.

The Company’s borrowing consists solely of its advance from the Institute, which is subject to potential repayment in the event that Cortex enters an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a discount to the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of December 31, 2004, the principal and accrued interest of the advance amounted to approximately $278,000.

Item 8.	Financial Statements and Supplementary Data

The financial statements of the Company and other information required by this item are set forth herein in a separate section beginning with the Index to Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported on the Company’s Current Report on Form 8-K dated November 10, 2004, as amended on December 1, 2004, the Company dismissed Ernst & Young LLP (“Ernst & Young”) as its independent registered public accounting firm and appointed Haskell & White LLP (“Haskell & White”) as the Company’s new independent registered public accounting firm effective November 15, 2004. The decision to dismiss Ernst & Young and engage Haskell & White was approved by the Audit Committee of the Company’s Board of Directors.

In connection with its audits of the Company’s financial statements for the years ended June 30, 2003 and 2004 and through the subsequent interim period preceding the dismissal of Ernst & Young, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditor scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused it to make reference thereto in its reports. There were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the Company’s two most recent fiscal years and through the subsequent interim period prior to engaging Haskell & White, neither the Company nor anyone acting on its behalf consulted with Haskell & White with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or events set forth in Item 304(a)(2)(i) and (ii) of S-K.

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

On December 16, 2004, to further align the interests of the Company’s directors and executive officers with its stockholders, the Company’s Board of Directors adopted a Directors and Executive Officers Stock Ownership Policy. Pursuant to the terms of such Policy, effective upon the later to occur of December 16, 2007 or three years from commencement of service as a director or executive officer (subject to a limited hardship exception), each director and executive officer of the Company is required to maintain ownership of at least 30,000 shares of common stock of the Company. If any director or executive officer does not attain the required share ownership within the prescribed time period, the Policy provides for a withholding of fees (in the case of directors) and salary increases and bonus payments (in the case of executive officers) until the ownership level has been achieved. The foregoing description of the Policy does not purport to be complete and is qualified in its entirety by reference to the Directors and Executive Officers Stock Ownership Policy filed as Exhibit 10.89 to this Transition Report and is incorporated herein by reference.

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

Name	Age	Position
Robert F. Allnutt (2)	69	Director
Charles J. Casamento (1)	59	Director
Carl W. Cotman, Ph.D. (2)	64	Director
Peter F. Drake, Ph.D. (1)	51	Director
M. Ross Johnson, Ph.D. (1) (2)	60	Director
Roger G. Stoll, Ph.D.	62	Chairman of the Board, President and Chief Executive Officer
Gary D. Tollefson, M.D., Ph.D.	54	Director

(1)	Member of Audit Committee.

(2)	Member of Compensation Committee.

Robert F. Allnutt has been a director since December 1995 and served as Chairman of the Board from February 1999 until the appointment of Roger G. Stoll, Ph.D. on August 13, 2002. Since February 1995, Mr. Allnutt has been a senior counselor for APCO Worldwide, Inc., a public affairs and strategic communications company. Mr. Allnutt was Executive Vice President of the Pharmaceutical Manufacturers Association from 1985 until 1995 and was Vice President for Governmental Relations of the Communications Satellite Corporation from 1984 until 1985. Prior to 1984, Mr. Allnutt held numerous positions in the Federal Government for 25 years, including 15 years at NASA, where his positions included Associate Deputy Administrator, the third ranking position in the agency. Mr. Allnutt serves as a member of the Boards of Directors of the National Medals of Science and Technology Foundation, the American Hospice Foundation and the F. Dohmen Company, a privately held drug wholesaler and distributor. Mr. Allnutt holds a B.S. in Industrial Engineering from the Virginia Polytechnic Institute and J.D. (with distinction) and LL.M. degrees from George Washington University.

Charles J. Casamento was elected to the Board of Directors of the Company in July 1997. Since October 2004, Mr. Casamento has been President and Chief Executive Officer of Osteologix, Inc., a pharmaceutical company headquartered in San Francisco, California that develops products for potential use in treating osteoporosis and other bone diseases. From June 1993 to August 2004, Mr. Casamento served as Chairman, President and Chief Executive Officer of Questcor Pharmaceuticals, Inc., a biopharmaceutical company based in Union City, California. Prior to that, he was President and Chief Executive Officer of Interneuron Pharmaceuticals, a neuropharmaceutical company, from its founding in March 1989 until May 1993. From January 1986 to March 1989, he was Senior Vice President and General Manager, Pharmaceuticals & Biochemicals at Genzyme Corp., a biotechnology company. From 1970 through 1985, Mr. Casamento held senior management positions in marketing, finance and business development at Sandoz, F. Hoffmann-LaRoche, Johnson & Johnson and American Hospital Supply Corp., where he was Vice President, Business Development and Strategic Planning for the Critical Care Division. Mr. Casamento also currently holds board positions with Supergen, Inc., a publicly held pharmaceutical company, as well as the Catholic Medical Mission Board, a non-profit organization located in New York City. He holds a B.S. in Pharmacy and an M.B.A. from Fordham University and is a licensed pharmacist.

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

Peter F. Drake, Ph.D. was appointed to the Board of Directors of the Company in October 2003. Dr. Drake is currently the Managing General Partner of Mayflower Partners, a healthcare investment fund. From 1999 to 2002, he served as a Managing Director in the Equity Research Department of Prudential Securities, Inc., after Prudential acquired Vector Securities International, an investment banking firm co-founded by Dr. Drake in 1988. Vector specialized in raising capital for emerging healthcare companies and acted as an advisor in merger and alliance transactions in the healthcare area. Dr. Drake joined the investment banking firm of Kidder, Peabody & Co. as a Biotechnology Analyst in 1983, becoming a partner in 1986. He currently serves on the Boards of Directors of Trustmark Insurance Co., a healthcare insurance provider, The Alliance For Aging Research, a non-profit organization dedicated to supporting and accelerating medical discoveries to improve the experience of aging and health and TL Contact, a private medical informatics Company. Dr. Drake received a B.A. degree in Biology from Bowdoin College and attended the Wharton School of Business at the University of Pennsylvania. After receiving his Ph.D. in Biochemistry and Neurobiology from Bryn Mawr College, he spent three years as a Senior Research Associate in the Department of Developmental Biology and Anatomy at Case Western Reserve University.

M. Ross Johnson, Ph.D. has served as a director of the Company since April 2002. Dr. Johnson is currently Chief Executive Officer and President of Parion Sciences, Inc., a privately held pharmaceutical company that he co-founded in 1999. From 1995 to 1999, Dr. Johnson served as President, CEO and CSO of Trimeris Inc., a pharmaceutical company that he took public in 1997. From 1987 to 1994, he served as Vice President of Chemistry at Glaxo Inc., where he was part of the original scientific founding team for Glaxo’s research entry into the United States. From 1971 to 1987, Dr. Johnson served in key scientific and research management positions with Pfizer Central Research. Dr. Johnson currently holds board positions with Parion Sciences, Inc., Nuada, a privately-held pharmaceutical company, the University of California at Berkeley Chemistry Board, the University of North Carolina Education Advancement Board and is Chairman of AdventRx. He received his B.S. from the University of California, Berkeley, and a Ph.D. in Organic Chemistry from the University of California at Santa Barbara.

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

Gary D. Tollefson, M.D., Ph.D. has served as a director and consultant of the Company since April 2004. Dr. Tollefson currently is a Clinical Professor of Psychiatry at the Indiana University School of Medicine, a position that he has held since April 2004, and a consultant in pharmaceutical product development for Consilium, Inc. Prior to March 2004, Dr. Tollefson was employed as a senior executive at Eli Lilly & Company for nearly 14 years, until he elected to take an early retirement. As an employee of Eli Lilly & Company, Dr. Tollefson played a key strategic role in the development of the psychopharmacologic drugs Prozac®, Zyprexa®, Straterra®, Symbyax™ and Cymbalta®. Dr. Tollefson’s other career highlights include having served as Distinguished Lilly Research Scholar and Vice President Medical-Neuroscience; President, Neuroscience Products and Vice President, Lilly Research Laboratories. Prior to joining Lilly, he was Chairman of the Department of Psychiatry, St. Ramsey Medical Center, a University of Minnesota Teaching Affiliate Hospital. Dr. Tollefson received his B.S. (Psychology), M.D. and Ph.D. (Psychopharmacology) from the University of Minnesota. Dr. Tollefson conducted his internship at St. Paul-Ramsey Medical Hospital and residency in Psychiatry at the University of Minnesota Hospitals in Minneapolis. Dr. Tollefson is certified by the American Board of Neurology and Psychiatry and the National Board of Medical Examiners. He serves on the board of directors of Cypress Bioscience, Inc., a publicly held company focused on products for the treatment of pain and central nervous disorders. He is a member of several medical societies including a Fellow in the American College of Neuropharmacology, the American Society of Clinical Psychopharmacology, American Psychiatric Association, Society for Biological Psychiatry, American Academy of Clinical Psychiatrists and the International Psychogeriatric Association. Dr. Tollefson serves as a journal reviewer for several medical and psychiatric journals. Dr. Tollefson has authored or co-authored over 200 peer-reviewed scientific publications, is an international speaker in medical education and been awarded 22 method of treatment patents.

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

Name	Age	Position
Roger G. Stoll, Ph.D.	62	Chairman, President and Chief Executive Officer
Maria S. Messinger	37	Vice President and Chief Financial Officer
James H. Coleman	63	Senior Vice President, Business Development
Gary A. Rogers, Ph.D.	60	Senior Vice President, Pharmaceutical Research
Harry H. Mansbach, M.D.	40	Chief Medical Officer and Vice President, Clinical Development

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

Audit Committee

The Company has a standing Audit Committee. During the six-month period ended December 31, 2004, the Audit Committee consisted of Dr. Drake as Chairman of the Committee, Mr. Casamento and Dr. Johnson. None of Dr. Drake, Mr. Casamento, or Dr. Johnson is or has been an officer or employee of the Company and in all other respects meets the qualifications of an “independent” director under Section 121A of The American Stock Exchange Company Guide and as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. The Company’s Board of Directors has determined that Dr. Drake qualifies as an “audit committee financial expert” under rules promulgated by the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, during the transitional fiscal year ended December 31, 2004, all of the Company’s officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements.

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

The following table sets forth summary information concerning compensation paid or accrued by the Company for services rendered during the six months ended December 31, 2004 and the three fiscal years ended June 30, 2004, to the Company’s Chief Executive Officer, Chief Financial Officer, Senior Vice President of Business Development, Senior Vice President of Pharmaceutical Research and Chief Medical Officer (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year		Annual Compensation			Long Term Compensation Awards
			Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs(#)
Roger G. Stoll, Ph.D. (1) President, Chief Executive Officer	2004 2004 2003	*	138,000 240,000 212,769	63,000 — —	52,000 72,000 63,000	— — —	300,000 600,000 600,000

Maria S. Messinger, CPA (2) Vice President, Chief Financial Officer and Corporate Secretary	2004 2004 2003 2002	*	88,375 162,540 150,000 136,815	28,700 — — —	— — — —	— — — —	100,000 75,000 50,000 —

James H. Coleman (3) Senior Vice President of Business Development	2004 2004 2003 2002	*	114,279 200,000 190,000 187,391	29,400 28,500 40,000 —	— — — —	— — — —	100,000 75,000 100,000 50,000

Gary A. Rogers, Ph.D. (4) Senior Vice President of Pharmaceutical Research	2004 2004 2003 2002	*	105,000 200,000 190,000 185,833	31,500 — — 35,000	— — —	— — — —	100,000 75,000 50,000 40,000

Harry H. Mansbach, M.D. (5) Chief Medical Officer and Vice President, Clinical Development	2004	*	93,872	15,055	60,854	213,000	400,000

*	Represents information for the transitional six-month period ended December 31, 2004.

(1)

Dr. Stoll was appointed as President and Chief Executive Officer of the Company in August 2002. From February through August 2003, Dr. Stoll agreed to accept stock options in lieu of a portion of his base salary. For those options granted from February through June 2003, the value of the options on the date of grant, or $20,000, has been reported with his salary in the table above for the fiscal year ended June 30, 2003. Similarly, for those options granted in July and August 2003, the value of these options on the date of grant, or $8,000, has been reported with his salary in the table above for the fiscal year ended June 30, 2004. Beginning in May 2003, Dr. Stoll voluntarily deferred his entire base salary, as previously reduced. The amount accrued for Dr. Stoll’s deferral in May and June 2003, or $32,000, is reported with his salary for fiscal year 2003 in the table above. Subsequent to the fiscal year ended June 30, 2003, Dr. Stoll agreed to accept stock options in lieu of this deferred salary. Options to purchase 14,545 shares of the Company’s common stock were issued to Dr. Stoll, representing $64,000 of salary deferred (including $32,000 deferred as of June 30, 2003 and another

$32,000 deferred from August to September 2003), divided by the closing sale price of the Company’s common stock on the date that Dr. Stoll’s salary was re-instated in September 2003. The value of the options granted in lieu of his salary for the months of July and August 2003, or $32,000, has been included with his salary in the table above for the fiscal year ended June 30, 2004. Amounts reported for Other Annual Compensation represent accrued or paid relocation reimbursements and costs of living allowances associated with assuming a residence in the southern California area, as included in his employment agreement.

(2)	Ms. Messinger agreed to accept stock options in lieu of a portion of her base salary from February 2003 through August 2003. For those options granted from February through June 2003, the value of the options on the date of grant, or $12,500, has been reported with her salary in the table above for the fiscal year ended June 30, 2003. Similarly, for those options granted in July and August 2003, the value of these options on the date of grant, or $5,000, has been reported with her salary in the table above for the fiscal year ended June 30, 2004.

(3)	Mr. Coleman agreed to accept stock options in lieu of a portion of his base salary from February 2003 through August 2003. For those options granted from February through June 2003, the value of these options on the date of grant, or $15,833, has been reported with Mr. Coleman’s salary in the table above for the fiscal year ended June 30, 2003. During 2003, Mr. Coleman also agreed to accept stock options in lieu of the cash bonus provided in his employment agreement. The value of these options on the date of grant, or $40,000, has been reported as Mr. Coleman’s bonus in the table above for the fiscal year ended June 30, 2003. For the options issued in July and August 2003 in lieu of a portion of his base salary, the value of the options on the date of grant, or $6,333, has been reported with Mr. Coleman’s salary in the table above for the fiscal year ended June 30, 2004.

(4)	Dr. Rogers agreed to accept stock options in lieu of a portion of his base salary from February 2003 through August 2003. For those options granted from February through June 2003, the value of these options on the date of grant, or $15,833, has been reported with Dr. Roger’s salary in the table above for the fiscal year ended June 30, 2003. Similarly, for those options granted in July and August 2003, the value of these options on the date of grant, or $6,333, has been reported with his salary in the table above for the fiscal year ended June 30, 2004.

(5)	Dr. Mansbach was appointed as Chief Medical Officer and Vice President, Clinical Development in August 2004. Amounts reported for Other Annual Compensation represent paid or accrued amounts for Dr. Mansbach’s relocation reimbursements. In connection with his employment Dr. Mansbach was awarded 100,000 shares of the Company’s restricted stock, which shares had a fair market value on the date of issuance of $213,000. The restricted shares vest in equal installments over a four-year period from the award date and do not accrue dividends.

Option Matters

Option Grants. The following table sets forth certain information concerning grants of stock options to the Company’s Named Executive Officers in the Summary Compensation Table during the transitional six-month period ended December 31, 2004.

Option Grants in Transitional Six Months Ended December 31, 2004

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term
Name	Number of Securities Underlying Options Granted(#)	% of Total Options Granted to Employees in Fiscal Year (1)	Exercise Price($/Sh)	Expiration Date	5%($)	10%($)
Roger G. Stoll, Ph.D.	300,000	21%	2.68	12/16/14	505,716	1,281,576
Maria S. Messinger, CPA	100,000	7%	2.68	12/16/14	168,572	427,192
James H. Coleman	100,000	7%	2.68	12/16/14	168,572	427,192
Gary A. Rogers, Ph.D.	100,000	7%	2.68	12/16/14	168,572	427,192
Harry H. Mansbach, M.D.	400,000	28%	2.13	08/30/14	535,908	1,358,088

*	Less than one percent

(1)	Options to purchase an aggregate of 1,454,275 shares of Common Stock were granted to employees, including the Named Executive Officers, during the transitional six-month period ended December 31, 2004.

Option Exercises. The following table sets forth certain information concerning the exercise of options by the Company’s Named Executive Officers during the transitional six-month period ended December 31, 2004, including the aggregate value of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2004. Also reported are the values for “in the money” options which represent the positive spread between the exercise prices of any such existing stock options and $2.71, the closing price of Common Stock on December 31, 2004, as reported by The American Stock Exchange.

Aggregated Option Exercises in Transitional Period

and Transitional Fiscal Year-End Option Values

Name	Shares Acquired on Exercise(#)	Value Realized($) (market price at exercise less exercise price)	Number of Securities Underlying Unexercised Options at FY-End(#)			Value of Unexercised In-the-Money Options at FY-End($)
			Exercisable		Unexercisable	Exercisable	Unexercisable
Roger G. Stoll, Ph.D.	0	$0	1,123,861		443,334	$935,771	$266,635
Maria S. Messinger, CPA	0	0	177,488		166,666	241,472	35,665
James H. Coleman	0	0	384,597	(1)	183,333	283,482	68,333
Gary A. Rogers, Ph.D.	0	0	315,597		166,666	308,342	35,665
Harry H. Mansbach, M.D.	0	0	0		400,000	0	232,000

(1)	Includes options to purchase 50,000 shares of Cortex Common Stock granted to Diversified Healthcare Management, the firm Mr. Coleman worked for as a consultant to Cortex prior to his employment at the Company in May 2000.

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

Maria S. Messinger joined the Company as Controller in September 1994 and was named as Vice President, Chief Financial Officer and Corporate Secretary in December 1999. Under the terms of her severance agreement, in the event of termination of her employment, under certain circumstances Ms. Messinger is entitled to receive compensation of twelve months of her then current annual base salary, which is currently $195,000.

James H. Coleman joined the Company as Senior Vice President, Business Development in May 2000. His employment agreement provides a base salary of $220,500 per year with an annual bonus between 0 and 50% of his annual base salary, at the discretion of the Chief Executive Officer and subject to approval by the Compensation Committee of the Board of Directors of the Company. In connection with his employment, Mr. Coleman was granted options to purchase 125,000 shares of Common Stock at an exercise price of $3.02 per share, representing 100% of the fair market value as of the date of grant. The options vest in equal annual installments over a three-year period and have a ten-year term. In the event of termination of his employment, Mr. Coleman is entitled, under certain circumstances, to receive compensation of twelve months of his then current salary.

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

Harry H. Mansbach, M.D., joined the Company as Vice President, Clinical Development and Chief Medical Officer in August 2004. His employment letter is terminable at will by the Company or

Dr. Mansbach and calls for a base salary of $275,000 per year with an annual bonus, at the discretion of the Board of Directors of the Company, of up to 30% of his base salary. In connection with his employment, Dr. Mansbach was granted (i) options to purchase 400,000 shares of Common Stock at an exercise price of $2.13 per share, and (ii) 100,000 restricted shares of Common Stock valued at $2.13 per share, each of (i) and (ii) representing 100% of the fair market value as of the date of grant. The options vest in equal annual installments over a three-year period and have a ten-year term. The shares of restricted stock vest in equal installments over a four-year period. In addition to the foregoing, Dr. Mansbach received a one-time $10,000 bonus to cover relocation expenses and reimbursement of real estate closing fees, sales commissions and moving costs. Pursuant to the terms of the employment letter, Dr. Mansbach also receives a mortgage interest subsidy over five years in the form of a monthly payment, whereby the Company will pay 5% of the principal amount of a mortgage (not to exceed $1,000,000) on his primary residence during the first year, which amount declines by 1% each year thereafter, and which amount is grossed up by a factor of 1.6 to cover Dr. Mansbach’s additional income tax liabilities. In the event of termination of Dr. Mansbach’s employment in connection with or following a change in control of the Company (as defined in the Company’s 1996 Stock Incentive Plan), under certain circumstances he is entitled to receive compensation of twelve months of his then current salary plus continued employee benefits for a period of twelve months thereafter. In addition, in the event of his termination of employment, in certain circumstances, any unvested options or restricted shares granted to Dr. Mansbach in connection with his employment, as detailed above, may be subject to accelerated vesting.

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

Director Compensation

Each non-employee director is entitled to receive $3,000 at each Board of Directors meeting attended. Additionally, the Chairman of the Audit Committee and Compensation Committee receive $1,000 for each committee meeting attended and other members of the respective committees receive $500 for each committee meeting attended.

Under the Company’s 1996 Stock Incentive Plan, each non-employee director is automatically granted options to purchase 30,000 shares of Common Stock upon commencement of service as a director and additional options to purchase 25,000 shares of Common Stock on the date of each Annual Meeting of Stockholders. These nonqualified options have an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant, have a ten-year term and vest in equal increments of 33% on each anniversary date of the dates of grant, and are otherwise subject to the terms and provisions of the 1996 Stock Incentive Plan.

The above cash compensation and nonqualified option grant provisions do not apply to non-employee directors who serve on the Board of Directors to oversee an investment in the Company.

Compensation for such non-employee directors, if appropriate, is determined separately. As of December 31, 2004, none of the Company’s directors served on the Board of Directors in such capacity.

Compensation Committee Interlocks and Insider Participation

For the transitional six-month period ended December 31, 2004, members of the Company’s Compensation Committee consisted of Drs. M. Ross Johnson, Carl W. Cotman and Mr. Robert F. Allnutt, none of whom has served as an executive officer or employee of the Company or any of its subsidiaries for the five years ended December 31, 2004. The Company is not aware of any “compensation committee interlocks” that existed during the transitional six-month period ended December 31, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table sets forth, to the knowledge of the Company, certain information regarding the beneficial ownership of the Company’s Common Stock as of March 15, 2005, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company’s directors, (iii) each of the Named Executive Officers and (iv) all of the Company’s executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of Common Stock indicated.

Directors, Officers and 5% Stockholders (1)	Shares Beneficially Owned (2)		Percent of Common Stock Beneficially Owned (2)
Robert F. Allnutt	161,501	(3)	*
Charles J. Casamento	123,363	(4)	*
James H. Coleman	472,644	(5)	1.4
Carl W. Cotman, Ph.D.	295,001	(6)	*
Peter F. Drake, Ph.D.	18,334	(7)	*
M. Ross Johnson, Ph.D.	100,001	(8)	*
Harry H. Mansbach, M.D.	107,000		*
Maria S. Messinger, CPA	177,488	(9)	*
Gary A. Rogers, Ph.D.	405,531	(10)	1.2
Roger G. Stoll, Ph.D.	1,184,695	(11)	3.5
Gary D. Tollefson, M.D., Ph.D.	60,000	(12)	*
All officers and directors as a group (11 persons)	3,105,558	(13)	8.8

*	Less than one percent

(1)	Except as otherwise indicated, the address of such beneficial owner is at the Company’s principal executive offices, 15231 Barranca Parkway, Irvine, California 92618.

(2)	Applicable percentage of ownership at March 15, 2005 is based upon 32,753,122 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares shown as beneficially owned. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 15, 2005 are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or entity.

(3)	Includes 131,501 shares that may be purchased upon exercise of options within 60 days of March 15, 2005.

(4)	Includes 105,710 shares that may be purchased upon exercise of options within 60 days of March 15, 2005.

(5)	Includes 384,597 shares that may be purchased upon exercise of options within 60 days of March 15, 2005. Beneficial ownership of these shares is shared and held by the James Henry and Nancy Irene Coleman III Revocable Trust.

(6)	Includes 202,001 shares that may be purchased upon exercise of options within 60 days of March 15, 2005.

(7)	Includes 18,334 shares that may be purchased upon exercise of options within 60 days of March 15, 2005.

(8)	Includes 100,001 shares that may be purchased upon exercise of options within 60 days of March 15, 2005.

(9)	Includes 177,488 shares that may be purchased upon exercise of options within 60 days of March 15, 2005.

(10)	Includes 266,264 shares that may be purchased upon exercise of options within 60 days of March 15, 2005. Also includes 1,500 shares and 10,067 shares that may be purchased upon exercise of options within 60 days of March 15, 2005, both held by Dr. Rogers’ spouse.

(11)	Includes 1,154,695 shares that may be purchased upon exercise of options within 60 days of March 15, 2005.

(12)	Includes 60,000 shares that may be purchased upon exercise of options within 60 days of March 15, 2005.

(13)	Includes 2,610,658 shares that may be purchased upon exercise of options within 60 days of March 15, 2005.

The Company is not aware of any arrangements that may at a subsequent date result in a change of control of the Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under the Company’s existing equity compensation plans as of December 31, 2004. The Company’s only stockholder approved equity compensation plan consists of the 1996 Stock Incentive Plan. The Company does not have any non-stockholder approved equity compensation plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	6,436,543	$1.97	399,489
Equity compensation plans not approved by security holders	—	—	—

Total	6,436,543	$1.97	399,489

(1)	The Company’s only equity compensation plan, the 1996 Stock Incentive Plan, provides that on the last day of each fiscal year of the Company, a number of shares equal to twenty percent (20%) of the increase in the number of shares of Common Stock outstanding since the last day of the previous fiscal year (except in the case of fiscal year ending June 30, 1997, in which case the added shares of Common Stock shall equal twenty percent (20%) of the increase in the number of shares of Common Stock outstanding since October 25, 1996) shall be added to the aggregate number of shares authorized for issuance under the 1996 Stock Incentive Plan. The foregoing table takes into account all adjustments through June 30, 2004. Subsequent to June 30, 2004, in order to ensure that the Company had sufficient authorized shares of Common Stock to complete its December 14, 2004 private placement of Common Stock and warrants to purchase shares of Common Stock, the Company’s Board of Directors approved the reclassification of 1,280,834 shares of Common Stock reserved for issuance under the Company’s 1996 Stock Incentive Plan to general and unissued shares of Common Stock, until the Company amends its Certificate of Incorporation to increase the total number of authorized shares of Common Stock, which amendment would be subject to approval by the Company’s stockholders. Additionally, the shares reserved under the 1996 Stock Incentive Plan were not increased as of the last day of the transitional fiscal year ended December 31, 2004 (under the earlier described formula of twenty percent (20%) of the increased number of shares of Common Stock outstanding relative to June 30, 2004, the last day of the previous fiscal year), given that there were no authorized Common Shares available for such increase. If an increase in authorized shares of Common Stock is subsequently approved, a portion of such approved increase would be used to replenish the reserved shares under the 1996 Stock Incentive Plan for both the reclassification of 1,280,834 shares to general and unissued shares of Common Stock and for twenty percent (20%) of the increase in the number of shares of Common Stock outstanding from June 30, 2004 to December 31, 2004, which amount would reserve an additional 866,728 shares.

Item 13.	Certain Relationships and Related Transactions

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

Audit Fees

As reported on the Company’s Current Report on Form 8-K dated November 10, 2004, as amended on December 1, 2004, the Company dismissed Ernst & Young LLP (“Ernst & Young”) as its independent registered public accounting firm and appointed Haskell & White LLP (“Haskell & White”) as the Company’s new independent registered public accounting firm effective November 15, 2004. The decision to dismiss Ernst & Young and engage Haskell & White was approved by the Audit Committee of the Company’s Board of Directors.

The aggregate fees of Haskell & White for audit services approximated $13,100 for the transitional six-month period ended December 31, 2004, including progress billings for the audit procedures of the same period and fees related to its review of the Company’s registration statement filed in connection with its December 2004 private placement of common stock.

Ernst & Young’s fees for audit services for the transitional six-month period ended December 31, 2004 totaled approximately $10,300 and included fees related to its review of the Company’s quarterly report on Form 10-Q for the period ended September 30, 2004 and charges for its review of the Forms 8-K filed in connection with the reported change in auditors.

The aggregate fees of Ernst & Young for audit services totaled approximately $88,700 for the fiscal year ended June 30, 2004 and approximately $87,200 for the fiscal year ended June 30, 2003, including fees associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q. For the fiscal year ended June 30, 2004, aggregate fees included amounts for services related to the Company’s registration statements filed in connection with its private placements of common stock. For the fiscal year ended June 30, 2003, aggregate fees included amounts for statutory audits required in connection with the Company’s Small Business Innovative Research grants from the National Institutes of Health.

Audit-Related Fees

Neither Haskell & White nor Ernst & Young provided audit-related services during the transitional six-month period ended December 31, 2004 or the fiscal years ended June 30, 2004 or June 30, 2003, and neither of them were billed or were paid any fees for audit-related services during such respective periods.

Tax Fees

Fees for tax services by Ernst & Young, including tax compliance, tax advice, tax planning and the preparation of federal and state tax returns during the transitional six months ended December 31, 2004, and the fiscal years ended June 30, 2004 and June 30, 2003 totaled approximately $14,500, $14,100 and $14,300, respectively. There were no fees for tax services provided by Haskell & White for the transitional six months ended December 31, 2004, or the fiscal years ended June 30, 2004 or June 30, 2003.

All Other Fees

There were no other fees for services provided by Haskell & White or Ernst & Young for the transitional six months ended December 31, 2004, the fiscal year ended June 30, 2004 or the fiscal year ended June 30, 2003.

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

All of the services described under headings “Audit-Related Fees,” “Tax Fees” and “All Other Fees” above were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements on page F-1, where these documents are listed.

(2)	Financial Statement Schedules

The financial statement schedules have been omitted because the required information is not applicable, or not present in amounts sufficient to require submission of the schedules, or because the information is included in the financial statements or notes thereto.

(3)	Exhibits

See (b) below.

(b)	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment on June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, and by Certificate of Designation filed June 4, 1997, by Certificate of Amendment of Restated Certificate of Incorporation filed December 21, 1998, by Certificate of Designation filed February 11, 2002, incorporated by reference to Exhibit 3.1 of the Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002, as further amended by Certificate of Amendment of Restated Certificate of Incorporation filed December 15, 2003, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004.

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.

4.1	Rights Agreement, dated as of February 8, 2002, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan, incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.

10.2	Consulting Agreement, dated October 30, 1987, between the Company and Carl W. Cotman, Ph.D. *

10.3	Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D. *

10.19	License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to Exhibit 10.19 of the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-KSB filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.31	License Agreement dated June 25, 1993, as amended May 28, 2003, between the Company and the Regents of the University of California, incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.44	Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-QSB filed May 16, 1994.

10.49	Settlement Agreement between the Company and Alkermes, Inc., dated October 5, 1995, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting confidential treatment under Rule 406 of the Securities Act of 1933).

10.60	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.

10.64	Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to Exhibit 10.64 of the Company’s Quarterly Report on Form 10-QSB as filed on February 16, 1999. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.)

10.65	Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same number Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.

Exhibit Number	Description

10.67	Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934).

10.69	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.

10.70	Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.

10.71	Employment agreement dated June 5, 1995, between the Company and Gary A. Rogers, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.

10.74	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.

10.75	Securities Purchase Agreement dated August 21, 2003, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered exhibit to the Company’s Report on Form 8-K filed August 22, 2003.

10.76	Amendment dated April 8, 2003 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed September 19, 2003.

10.77	Amendment dated December 16, 2003 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.78	Securities Purchase Agreement dated January 7, 2004, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to Exhibit 10.75 to the Company’s Report on Form 8-K filed January 9, 2004.

10.79	Amendment No. 2 to the Lease Agreement for the Company’s facilities in Irvine, California, dated March 9, 2004, incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.

10.80	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.

10.81	Form of Restricted Stock Award Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.

10.82	Amendment dated January 1, 2004 to the employment agreement dated May 17, 2000 between the Company and James H. Coleman, incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.

10.83	Amendment dated January 1, 2004 to the employment agreement dated June 5, 1995 between the Company and Gary A. Rogers, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.

10.84	Consulting Agreement dated April 16, 2004 between the Company and Gary D. Tollefson, M.D., Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.

Exhibit Number	Description

10.85	Employment letter of agreement dated July 26, 2004 between the Company and Harry H. Mansbach, M.D., incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.

10.86	Amendment dated November 10, 2004 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.

10.87	Securities Purchase Agreement dated December 14, 2004, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered exhibit to the Company’s Report on Form 8-K filed December 20, 2004.

10.88	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan.

10.89	Stock Ownership Policy for the Company’s Directors and Executive Officers as adopted by the Board of Directors on December 16, 2004.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (see page S-1).

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit of the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

Date: March 21, 2005	By:	/s/ ROGER G. STOLL, PH.D.
Roger G. Stoll, Ph.D.
Chairman, President and Chief Executive Officer

We, the undersigned directors and officers of Cortex Pharmaceuticals, Inc., do hereby constitute and appoint each of Roger G. Stoll, Ph.D. and Maria S. Messinger as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Transition Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROGER G. STOLL Roger G. Stoll, Ph.D. (Principal Executive Officer)	Chairman of the Board, President and Chief Executive Officer	March 21, 2005

/s/ MARIA S. MESSINGER Maria S. Messinger (Principal Financial and Accounting Officer)	Vice President, Chief Financial Officer and Secretary	March 21, 2005

/s/ ROBERT F. ALLNUTT Robert F. Allnutt	Director	March 21, 2005

/s/ CHARLES J. CASAMENTO Charles J. Casamento	Director	March 21, 2005

/s/ CARL W. COTMAN, PH.D. Carl W. Cotman, Ph.D.	Director	March 21, 2005

/s/ PETER F. DRAKE, PH.D. Peter F. Drake, Ph.D.	Director	March 21, 2005

/s/ M. ROSS JOHNSON, PH.D. M. Ross Johnson, Ph.D.	Director	March 21, 2005

/s/ GARY D. TOLLEFSON, M.D., PH.D. Gary D. Tollefson, M.D., Ph.D.	Director	March 21, 2005

S-1

I ndex to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Cortex Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Cortex Pharmaceuticals, Inc. (the “Company”) as of December 31, 2004 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the six months ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortex Pharmaceuticals, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the six months then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Haskell & White LLP

Irvine, California

February 23, 2005

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortex Pharmaceuticals, Inc. at June 30, 2004 and 2003, and the results of its operations and its cash flows for the three years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

July 27, 2004

Cortex Pharmaceuticals, Inc.

BALANCE SHEETS

	December 31, 2004	June 30, 2004	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$9,157,315	$9,976,957	$1,125,054
Marketable securities	18,838,601	12,210,554	—
Restricted cash	—	—	83,411
Accounts receivable	41,738	132,527	428,451
Other current assets	317,850	268,265	210,539

Total current assets	28,355,504	22,588,303	1,847,455
Furniture, equipment and leasehold improvements, net	387,818	269,192	298,268
Capitalized financing costs	1,135,724	—	—
Other	33,407	33,407	33,407

	$29,912,453	$22,890,902	$2,179,130

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,365,604	$1,306,292	$852,016
Accrued wages, salaries and related expenses	263,959	233,859	213,037
Unearned licensing revenue	377,524	205,922	988,426
Unearned research revenue	—	—	1,028,752
Advance for MCI project	277,978	275,112	270,140

Total current liabilities	2,285,065	2,021,185	3,352,371
Unearned licensing revenue, net of current, and other long-term liabilities	22,576	380,749	247,107
Common stock warrants	3,958,165	—	—

Total liabilities	6,265,806	2,401,934	3,599,478
Commitments and Contingencies (Note 7)	—	—	—
Stockholders’ equity (deficit):
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703	21,703
Common stock, $0.001 par value; shares authorized: 50,000,000; shares issued and outstanding: 32,688,636 (December 31, 2004), 28,354,995 (June 30, 2004) and 17,153,659 (June 30, 2003)	32,688	28,354	17,153
Additional paid-in capital	77,964,857	70,557,574	42,629,899
Deferred compensation	(195,250)	—	—
Unrealized loss, available for sale marketable securities	(48,116)	(35,670)	—
Accumulated deficit	(54,129,235)	(50,082,993)	(44,089,103)

Total stockholders’ equity (deficit)	23,646,647	20,488,968	(1,420,348)

	$29,912,453	$22,890,902	$2,179,130

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

	Six Months Ended December 31, 2004	Six Months Ended December 31, 2003 (Unaudited)	Years ended June 30,
			2004	2003	2002
Revenues:
Research and license revenue	$1,787,747	$4,503,667	$6,791,412	$4,765,048	$5,777,217
Grant revenue	107,940	89,708	181,469	466,902	655,286

Total revenues	1,895,687	4,593,375	6,972,881	5,231,950	6,432,503

Operating expenses:
Research and development	4,925,607	2,869,073	6,116,275	3,724,459	4,917,608
General and administrative	1,529,946	1,155,224	2,290,985	2,479,528	2,388,906
Non-cash stock compensation charges (A)	152,178	889,369	1,105,643	217,347	180,768

Total operating expenses	6,607,731	4,913,666	9,512,903	6,421,334	7,487,282
Loss from operations	(4,712,044)	(320,291)	(2,540,022)	(1,189,384)	(1,054,779)
Interest income, net	167,346	13,006	148,971	14,511	72,143
Change in fair value of common stock warrants	498,456	(3,498,909)	(3,602,839)	—	—

Net loss before preferred stock dividends	(4,046,242)	(3,806,194)	(5,993,890)	(1,174,873)	(982,636)
Dividends on 9% cumulative convertible preferred stock	—	—	—	—	675

Net loss applicable to common stock	$(4,046,242)	$(3,806,194)	$(5,993,890)	$(1,174,873)	$(983,311)

Net loss per share, basic and diluted	$(0.14)	$(0.20)	$(0.26)	$(0.07)	$(0.06)

Shares used in basic and diluted calculation	28,355,202	19,480,020	23,182,179	16,868,310	16,712,115

(A) Non-cash stock compensation charges include the following related expenses:
Research and development	$84,533	$60,164	$188,958	$76,842	$125,241
General and administrative	67,645	829,205	916,685	140,505	55,527

	$152,178	$889,369	$1,105,643	$217,347	$180,768

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	9% cumulative convertible preferred stock	Series B convertible preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Accumulated Other Comprehensive Loss	Accumulated deficit	Total
Balance, June 30, 2001	$15,000	$21,703	$16,629	$41,998,545	$—	$—	$(41,931,594)	$120,283

Issuance of 217,500 shares of common stock upon exercise of stock options	—	—	217	90,449	—	—	—	90,666
Conversion of 15,000 shares of 9% preferred stock into 1,999 shares of common stock	(15,000)	—	2	14,998	—	—	—	—
Issuance and vesting of stock options for consultants	—	—	—	139,542	—	—	—	139,542
Non-cash compensation charges for stock options re-priced in 1998	—	—	—	41,226	—	—	—	41,226
9% preferred stock dividends	—	—	—	(675)		—	—	(675)
Net loss and comprehensive loss	—	—	—	—	—	—	(982,636)	(982,636)

Balance, June 30, 2002	—	21,703	16,848	42,284,085	—	—	(42,914,230)	(591,594)

Issuance of 304,276 shares of common stock upon exercise of stock options	—	—	305	128,467	—	—	—	128,772
Issuance and vesting of stock options and warrants for consultants	—	—	—	165,447	—	—	—	165,447
Compensation expense relating to extension of stock options previously granted to former President and Chief Executive Officer	—	—	—	51,900	—	—	—	51,900
Net loss and comprehensive loss	—	—	—	—	—	—	(1,174,873)	(1,174,873)

Balance, June 30, 2003	—	21,703	17,153	42,629,899	—	—	(44,089,103)	(1,420,348)

Sale of 3,333,334 shares of common stock, $1.50 per share, net of expenses	—	—	3,333	4,453,977	—	—	—	4,457,310
Sale of 6,909,091 shares of common stock, $2.75 per share, net of expenses	—	—	6,909	17,455,098	—	—	—	17,462,007
Issuance of 280,678 shares of common stock upon exercise of stock options	—	—	281	251,422	—	—	—	251,703
Issuance of 678,229 shares of common stock upon exercise of warrants	—	—	678	1,058,696	—	—	—	1,059,374
Issuance and vesting of stock options and warrants for consultants	—	—	—	1,061,644	—	—	—	1,061,644
Non-cash compensation charges for stock options re-priced in 1998	—	—	—	43,999	—	—	—	43,999
Change in value of warrants issued with sales of common stock	—	—	—	3,466,668	—	—	—	3,466,668
Amortization of capitalized financing costs	—	—	—	136,171	—	—	—	136,171
Comprehensive loss
Net loss	—	—	—	—	—	—	(5,993,890)	(5,993,890)
Unrealized loss on available for sale U.S. Government and other marketable securities	—	—	—	—	—	(35,670)	—	(35,670)

Comprehensive loss	—	—	—	—	—	(35,670)	(5,993,890)	(6,029,560)

Balance, June 30, 2004	$—	$21,703	$28,354	$70,557,574	$—	$(35,670)	$(50,082,993)	$20,488,968

Continued …

Cortex Pharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued)

	9% cumulative convertible preferred stock	Series B convertible preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Accumulated Other Comprehensive Loss	Accumulated deficit	Total
Balance, June 30, 2004	$—	$21,703	$28,354	$70,557,574	$—	$(35,670)	$(50,082,993)	$20,488,968
Sale of 4,233,333 shares of common stock, $2.66 per share, net of estimated value of warrants issued to investors	—	—	4,233	6,790,265	—	—	—	6,794,498
Issuance of 313 shares of common stock upon exercise of stock options	—	—	1	256	—	—	—	257
Issuance of 100,000 shares of restricted stock in connection with an employment agreement	—	—	100	212,900	(213,000)	—	—	—
Issuance and vesting of stock options and warrants for consultants and other service providers	—	—	—	384,188	—	—	—	384,188
Amortization of deferred compensation for issued restricted stock	—	—	—	—	17,750	—	—	17,750
Non-cash compensation charges for stock options re-priced in 1998	—	—	—	19,674	—	—	—	19,674
Comprehensive loss
Net loss	—	—	—	—	—	—	(4,046,242)	(4,046,242)
Unrealized loss on available for sale U.S. Government and other marketable securities	—	—	—	—	—	(12,446)	—	(12,446)

Comprehensive loss	—	—	—	—	—	(12,446)	(4,046,242)	(4,058,688)

Balance, December 31, 2004	$—	$21,703	$32,688	$77,964,857	$(195,250)	$(48,116)	$(54,129,235)	$23,646,647

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

	Six Months Ended December 31, 2004	Six Months Ended December 31, 2003 (Unaudited)	Years ended June 30,
			2004	2003	2002
Cash flows from operating activities:
Net loss before preferred stock dividends	$(4,046,242)	$(3,806,194)	$(5,993,890)	$(1,174,873)	$(982,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,768	59,424	119,748	155,846	153,176
Stock option compensation expense	152,178	889,369	1,105,643	217,347	180,768
Amortization of capitalized financing costs	9,544	32,241	136,171	—	—
Change in fair value of common stock warrants	(508,000)	3,466,668	3,466,668	—	—
Changes in operating assets/liabilities:
Restricted cash	—	80,698	83,411	97,475	11,414
Accrued interest on marketable securities	101,946	—	21,511	—	—
Accounts receivable	90,789	(249,389)	295,924	(312,979)	(115,472)
Other current assets	(49,585)	(107,952)	(57,726)	140,333	(90,193)
Accounts payable and accrued expenses	89,412	549,083	475,098	671,149	(144,556)
Unearned revenue	(186,571)	(1,474,918)	(1,677,614)	(649,659)	(1,709,691)
Changes in other assets and other liabilities	7,732	3,053	4,972	5,468	6,562

Net cash used in operating activities	(4,283,029)	(557,917)	(2,020,084)	(849,893)	(2,690,628)

Cash flows from investing activities:
Purchase of marketable securities	(14,342,439)	(600,000)	(15,467,735)	—	(1,000,000)
Proceeds from maturities of marketable securities	7,600,000	200,000	3,200,000	—	1,000,000
Purchase of fixed assets	(179,260)	(9,888)	(90,672)	(2,834)	(107,870)

Net cash used in investing activities	(6,921,699)	(409,888)	(12,358,407)	(2,834)	(107,870)

Cash flows from financing activities:
Proceeds from issuance of common stock in December 2004 private placement, net	10,384,829	—	—	—	—
Proceeds from issuance of common stock in January 2004 private placement, net	—	—	17,462,007	—	—
Proceeds from issuance of common stock in August 2003 private placement, net	—	4,495,729	4,457,310	—	—
Proceeds from issuance of common stock upon exercise of warrants	—	75,180	1,059,374	—	—
Proceeds from issuance of common stock upon exercise of stock options	257	119,117	251,703	128,772	90,666
Payment of 9% preferred stock dividends	—	—	—	—	(675)

Net cash provided by financing activities	10,385,086	4,690,026	23,230,394	128,772	89,991

Increase (decrease) in cash and cash equivalents	(819,642)	3,722,221	8,851,903	(723,955)	(2,708,507)
Cash and cash equivalents, beginning of period	9,976,957	1,125,054	1,125,054	1,849,009	4,557,516

Cash and cash equivalents, end of period	$9,157,315	$4,847,275	$9,976,957	$1,125,054	$1,849,009

Supplemental schedule of non-cash investing and financing activities:
Conversion of preferred stock to common stock	$—	$—	$—	$—	$15,000

See accompanying notes.

Cortex Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(Information for the Six Months ended December 31, 2003 is unaudited)

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

From inception through December 31, 2004, the Company has generated only modest operating revenues, the majority of which it derived from its agreements with Servier and Organon, as further described in Notes 4 and 5, respectively. These agreements contributed 94%, 98%, 97%, 91% and 89% of total revenues for the six months ended December 31, 2004 and 2003 and the years ended June 30, 2004, 2003 and 2002, respectively.

Under the agreement with Servier, during the six months ended December 31, 2004 and 2003 and years ended June 30, 2004, 2003 and 2002 the Company recorded research and licensing revenues of approximately $1,788,000, $2,504,000, $4,791,000, $4,756,000 and $3,720,000, respectively. During the same periods, the Company incurred direct and indirect expenses for the Servier research collaboration totaling approximately $1,082,000, $1,058,000, $2,139,000, $2,098,000 and $2,053,000, respectively.

Under the agreement with Organon, the Company recorded research and licensing revenues of $2,000,000 for the six months ended December 31, 2003 and the years ended June 30, 2004 and 2002. There were no research or license revenues for the six months ended December 31, 2004 or the year ended June 30, 2003. During the same periods the Company incurred no direct or indirect expenses for the Organon research collaboration.

With the proceeds from the Company’s private placement of its common stock in December 2004, Cortex anticipates that it has sufficient capital and committed funding to maintain its operations through calendar year 2006; however, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company likely will need to raise additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all; if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

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

Basis of Presentation — As reported on the Company’s Current Report on Form 8-K dated November 10, 2004, the Company changed its fiscal year end from June 30 to December 31. As a result, the Company is reporting a six-month transition period ended December 31, 2004 in order to change its fiscal year to match the calendar year. Unaudited results for the six-month period ended December 31, 2003 have been included for comparative purposes.

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

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company limits its exposure to credit loss by investing its cash with high credit quality financial institutions.

Furniture, Equipment and Leasehold Improvements — Furniture, equipment and leasehold improvements are recorded at cost and depreciated on a straight-line basis over the lesser of their estimated useful lives, ranging from five to ten years, or the life of the lease, as appropriate.

Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition are less than its carrying amount. The Company has not recognized any impairment losses through December 31, 2004.

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

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock plans under the fair value method. The fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for the six months ended December 31, 2004 and 2003 and years ended June 30, 2004, 2003 and 2002, respectively: weighted average risk-free interest rates of 3.3%, 2.1%, 2.2%, 2.8% and 3.4%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 63%, 106%, 105%, 99% and 68%; and a weighted average life of 4.8 years, 3.8 years, 3.8 years, 4.0 years and 4.5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the vesting period of the options, resulting in the following pro forma information for the six months ended December 31, 2004 and 2003 and the years ended June 30, 2004, 2003 and 2002:

	Six Months Ended December 31, 2004	Six Months Ended December 31, 2003 (Unaudited)	Year ended June 30,
			2004	2003	2002
Net loss applicable to common stockholders, as reported	$(4,046,242)	$(3,806,194)	$(5,993,890)	$(1,174,873)	$(983,311)
Stock-based employee compensation expense included in reported net loss	16,927	30,948	37,295	—	8,120
Total stock-based employee compensation expense determined under fair value based method for all options	(665,491)	(1,116,369)	(1,857,440)	(692,366)	(677,929)

Pro forma net loss applicable to common stockholders	$(4,694,806)	$(4,891,615)	$(7,814,035)	$(1,867,239)	$(1,653,120)

Basic and diluted net loss per share available to common stockholders, as reported	$(0.14)	$(0.20)	$(0.26)	$(0.07)	$(0.06)
Basic and diluted net loss per share available to common stockholders, pro forma	$(0.17)	$(0.25)	$(0.34)	$(0.11)	$(0.10)

The pro forma effect on net loss shown above is not necessarily indicative of potential pro forma effects on results for future years. The estimated weighted average fair value of options granted during the six months ended December 31, 2004 and 2003 and the years ended June 30, 2004, 2003 and 2002 was $1.38, $1.96, $1.95, $0.53 and $1.39, respectively.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25” (“FIN 44” or “the Interpretation”). As required, the Company adopted the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Prior to release of FIN 44, in December 1998 the Company re-priced previously issued stock options to purchase approximately 970,000 shares of common stock to a price of $0.375 per share, which represented the fair market value of the common stock on the date of the re-pricing. By adopting the Interpretation, the Company now applies variable accounting for these options until such options are exercised or forfeited. Of the options re-priced in December 1998, as of December 31, 2004 options to purchase 245,919 remained outstanding. Consequently, if the market price of the Company’s stock increases above $2.50 per share, the fair market value of the Company’s common stock on the date that it adopted FIN 44, the Company will recognize additional compensation expense that it otherwise would not have incurred.

For the six months ended December 31, 2004, applying the Interpretation increased the net loss by $19,700, with no impact on net loss per share. For the six months ended December 31, 2003, the effect of applying FIN 44 was an increase in net loss of $35,100 with no impact on net loss per share.

For the fiscal year ended June 30, 2004, applying the Interpretation increased the net loss by $44,000, with no impact on the net loss per share. For the fiscal year ended June 30, 2003, applying the Interpretation had no impact on the net loss or the net loss per share. For the fiscal year ended June 30, 2002, the effect of applying the Interpretation was an increase in the net loss of $41,200, with no impact on the net loss per share.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), “Share Based Payment,” which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

As required, the Company will adopt Statement No. 123(R) during its quarter ended September 30, 2005. Under Statement No. 123(R), the Company may either recognize compensation cost for share-based payments to employees based on the grant-date fair value from the beginning of the period in which the provisions are first applied, without restating periods prior to adoption, or the Company may elect to restate prior periods by recognizing compensation costs in the amounts previously reported in the pro-forma footnote disclosures under the provisions of Statement No. 123, as included above. Cortex currently is evaluating the impact of the two adoption methods prior to determining which method it will utilize.

The Company cannot estimate the impact of adopting Statement 123(R), but based solely upon the pro-forma disclosures for prior periods believes that the impact may be material to its results of operations. The Company does not anticipate that adoption of Statement No. 123(R) will materially impact its financial condition.

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

Net Loss per Share — In accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS 128”), net loss per share is computed based on the weighted average number of common shares outstanding and includes dividends accrued on the Company’s 9% Cumulative Convertible Preferred Stock. There were no shares of the 9% Cumulative Convertible Preferred Stock outstanding as of June 30, 2002.

The Company has reserved approximately 16.8 million shares of common stock for issuance upon exercise of outstanding stock options and stock purchase warrants, as well as for conversion of the Company’s Series B preferred stock, as further described in Note 3. The effect of the potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

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

Reclassifications— Certain reclassifications have been made to the fiscal years ended June 30, 2004, 2003 and 2002 financial statements to conform with the presentation for the transitional six month period ended December 31, 2004.

Note 2 — Detail of Selected Balance Sheet Accounts

The following is a summary of marketable securities as of December 31, 2004:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate obligations	$4,562,185	$—	$(23,689)	$4,538,496
U.S. Government obligations	1,490,717	242	(144)	1,490,815
Mortgage backed government securities	4,835,044	—	(24,291)	4,810,753
Other asset and mortgage backed securities	6,998,771	312	(546)	6,998,537
Preferred securities	1,000,000	—	—	1,000,000

Total marketable securities	$18,886,717	$554	$(48,670)	$18,838,601

The amortized cost and estimated fair value of available-for-sale marketable securities as of December 31, 2004, by contractual maturity, are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Maturities
Within one year	$17,140,160	$389	$(41,741)	$17,098,808
After one year through five years	1,746,557	165	(6,929)	1,739,793

Total marketable securities	$18,886,717	$554	$(48,670)	$18,838,601

The following is a summary of marketable securities as of June 30, 2004:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate obligations	$3,382,905	$—	$(17,685)	$3,365,220
Mortgage backed government securities	8,863,319	—	(17,985)	8,845,334

Total marketable securities	$12,246,224	$—	$(35,670)	$12,210,554

The amortized cost and estimated fair value of available-for-sale marketable securities as of June 30, 2004, by contractual maturity, are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Maturities
Within one year	$5,420,632	$—	$(10,680)	$5,409,952
After one year through five years	6,825,592	—	(24,990)	6,800,602

Total marketable securities	$12,246,224	$—	$(35,670)	$12,210,554

Gross realized gains and losses on sales of marketable securities were not significant in the six months ended December 31, 2004 and 2003, or the fiscal years ended June 30, 2004, 2003 or 2002. The Company manages risk on its investment portfolio by matching schedule investment maturities with its cash requirements.

Accounts receivable consist of the following:

	December 31, 2004	June 30,
		2004	2003
Receivables from Servier	$—	$111,715	$368,349
Receivables for grant projects	31,952	20,812	13,775
Other receivables	9,786	—	46,327

	$41,738	$132,527	$428,451

Together with Servier, Cortex conducted a cross-national Phase II clinical study in patients with mild cognitive impairment (“MCI”). Servier agreed to incur the bulk of the related costs for this study. While Cortex paid many of the associated expenses directly, it received reimbursement for these amounts from Servier.

Other current assets consist of the following:

	December 31, 2004	June 30,
		2004	2003
Prepaid license fees	$60,404	$93,351	$—
Prepaid sponsored research	49,565	8,000	12,458
Prepaid insurance fees	167,164	118,187	62,457
Prepaid financing costs	—	—	72,344
Prepaid consulting fees	10,000	10,000	25,000
Other	30,717	38,727	38,280

	$317,850	$268,265	$210,539

Furniture, equipment and leasehold improvements consist of the following:

	December 31, 2004	June 30,
		2004	2003
Laboratory equipment	$1,615,573	$1,447,007	$1,400,804
Leasehold improvements	719,482	718,874	716,724
Furniture and equipment	178,764	179,329	175,431
Computers and software	223,522	356,368	317,947

	2,737,341	2,701,578	2,610,906
Accumulated depreciation	(2,349,523)	(2,432,386)	(2,312,638)

	$387,818	$269,192	$298,268

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

Series B Convertible Preferred Stock outstanding as of December 31, 2004, June 30, 2004 and June 30, 2003 consisted of 37,500 shares of Series B Preferred issued in a May 1991 private placement. Each share of Series B Preferred is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, subject to adjustment under certain circumstances. As of December 31, 2004, the remaining shares of Series B Preferred outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred at a price of $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days’ prior notice.

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

On January 7, 2004, the Company issued 6,909,091 shares of common stock to accredited investors in a private placement transaction for $2.75 per share, resulting in gross proceeds of $19,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $17,500,000. In connection with the January transaction, the Company issued five-year warrants to the investors to purchase up to 4,490,910 shares of the Company’s common stock at an exercise price of $3.25 per share. The Company also issued two additional warrants to purchase 54,750 and 272,959 shares of the Company’s common stock, respectively, to two placement agents. The warrant to purchase 54,750 shares of the Company’s common stock has an exercise price of $2.75 per share and a five-year term. The warrant to purchase 272,959 shares of the Company’s common stock has an exercise price of $3.48 per share and a three-year term. All of the warrants issued in the January transaction provide a call right in favor to the Company to the extent that the price per share of the Company’s common stock exceeds $7.50 per share for 13 consecutive trading days, subject to certain circumstances.

On December 14, 2004, the Company issued 4,233,333 shares of common stock to accredited investors in a private placement transaction for $2.66 per share, resulting in gross proceeds of $11,260,663. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $10,400,000. In connection with the December transaction, the Company issued five-year warrants to the investors to purchase up to 2,116,666 shares of the Company’ common stock at an exercise price of $3.00 per share. The Company also issued three-year warrants to purchase 164,289 shares of the Company’s common stock at an exercise price of $3.43 per share to the placement agent for the transaction. All of the warrants issued in the December transaction provide a call right in favor to the Company to the extent that the price per share of the Company’s common stock exceeds $7.50 per share for 13 consecutive trading days, subject to certain circumstances. The Company cannot exercise this call right prior to January 26, 2006.

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

The registration statement for each transaction was filed and declared effective by the SEC within the allowed timeframe. As a result, the Company was not required to pay any liquidated damages in connection with the initial registration for any transaction.

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

In accordance with EITF 00-19, and the terms of the warrants and the transaction documents, at the closing date for the third transaction, December 14, 2004, the fair value of the warrants was recorded as a liability, with an offsetting reduction to additional paid-in capital received in the December private placement.

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividends, risk-free interest rate of 3.5%; the contractual life of 5 years and volatility of 88%. The fair value of the warrants was estimated to be $4,466,000 on the closing date of the transaction. The fair value of the warrants was re-measured at December 31, 2004, with a resulting decrease in fair value. The warrant liability will be reclassified to additional paid-in capital as of the date of effectiveness for the related registration statement, or January 26, 2005.

For each private placement transaction, the Company amortized related offering costs until the respective registration statements were declared effective by the SEC. This amortization has been recorded as other expense in the accompanying Statement of Operations. Once the registration statements were declared effective, the Company reclassified any unamortized capitalized financing costs to additional paid-in capital.

As stated above, the accounting required by EITF 00-19 was triggered by the terms of the Company’s agreements for the private placements it completed in August 2003, January 2004 and December 2004,

specifically the potential penalties if the Company did not timely register the common stock underlying the warrants issued in each transaction. The related registration statements were declared effective by the SEC within the contractual deadlines and the Company incurred no penalties. The application of EITF 00-19 had no impact on the Company’s working capital, liquidity, or business operations.

In connection with an employment agreement with an executive officer, in August 2004 the Company issued 100,000 restricted shares of its common stock (“Restricted Shares”). The Restricted Shares shall vest in equal installments over a four-year period from the date of issuance and are subject to forfeiture in the event that employment of the executive officer terminates before the applicable vesting dates. The fair market value of the Restricted Shares as of the issuance date, or $213,000, has been recorded as deferred compensation in the accompanying Balance Sheet and related expense is being amortized over the vesting period.

In connection with the restructuring of a note payable, from July 1999 to February 2000 the Company issued to the note holder five-year warrants to purchase 200,000 shares of common stock at a weighted-average exercise price of $1.48 per share. The exercise prices for these warrants were derived from the fair market value of the Company’s common stock on the date of issuance. The Company fully repaid the principal and accrued interest on the restructured note during the fiscal year ended June 30, 2000. During the year ended June 30, 2004, 94,232 shares of the Company’s common stock were issued as a result of the net exercise of 150,000 of the related warrants. The remaining warrants to purchase 50,000 shares of common stock expired unexercised in February 2005.

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

In connection with the engagement of a consultant for investor relations purposes, from February 2003 through June 2003 the Company issued five-year warrants to purchase up to an aggregate of 116,000 shares of common stock at a weighted-average exercise price of $0.88 per share. In connection with the same agreement, from July 2003 through June 2004 the Company issued warrants to purchase up to 48,000 shares of common stock at a weighted-average exercise price of $2.95. From July 2004 through December 2004, the Company issued warrants to purchase another 24,000 shares of common stock at a weighted-average exercise price of $2.33. The above warrants are fully exercisable and resulted in expense of approximately $34,000, $107,000 and $62,000 for the six months ended December 31, 2004 and the fiscal years ended June 30, 2004 and 2003, respectively. The exercise prices for the above warrants were derived from the fair market value of the Company’s common stock on the date of issuance. During the year ended June 30, 2004, related warrants to purchase a total of 55,000 shares of the Company’s common stock were exercised, resulting in proceeds of approximately $43,000.

As of December 31, 2004, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred Stock; 10,399,972 shares for issuance upon exercise of warrants; 6,436,543 shares for issuance upon exercise of outstanding stock options; and 399,489 shares for issuance upon exercise of stock options available for future grant.

Warrant transactions by the Company for each of the three years in the period ended June 30, 2004 and the six-month period ended December 31, 2004 are summarized below:

	Number of shares	Weighted average exercise price per share
Outstanding as of June 30, 2001	275,000	$1.50
Issued	—	—
Exercised	—	—
Expired	—	—

Outstanding as of June 30, 2002	275,000	$1.50
Issued	316,000	0.75
Exercised	—	—
Expired	(75,000)	1.55

Outstanding as of June 30, 2003	516,000	$1.03
Issued	8,313,014	2.96
Exercised	(733,997)	1.64
Expired	—	—

Outstanding as of June 30, 2004	8,095,017	$2.96
Issued	2,304,955	3.02
Exercised	—	—
Expired	—	—

Outstanding as of December 31, 2004	10,399,972	$2.97

Information regarding warrants outstanding and exercisable at December 31, 2004 is as follows:

Range of exercise prices	Number outstanding and exercisable at December 31, 2004	Weighted average remaining contractual life	Weighted average exercise price
$ 0.67 - 0.80	91,000	3.1 years	$0.74
1.50 - 2.19	27,000	3.9 years	1.93
2.39 - 3.25	9,828,724	4.1 years	2.97
3.43 - 4.29	453,248	1.8 years	3.47

	10,399,972

Stock Option and Stock Purchase Plan

1996 Stock Incentive Plan — The 1996 Plan provides for the granting of options and rights to purchase up to an aggregate of 8,094,647 shares of the Company’s authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganizations) to qualified employees, officers, directors, consultants and other service providers. The shares authorized under the 1996 Plan have been adjusted since June 30, 2004 to reflect the reclassification of 1,280,834 shares previously reserved for issuance under the 1996 Plan to general and unissued shares of the Company’s common stock, as approved by the Board of Directors in order to ensure sufficient authorized shares of common stock were available for the Company’s December 14, 2004 private placement of common stock and warrants to purchase shares of common stock.

The exercise price of nonqualified stock options and the purchase price of stock offered under the 1996 Plan, which terminates October 25, 2006, must be at least 85% of the fair market value of the common stock on the date of grant. The exercise price of incentive stock options must be at least equal to the fair market value of the common stock on the date of grant.

Subject to any restrictions under federal or state securities laws, for the periods presented through December 15, 2004, each non executive-officer employee was eligible to receive incentive stock options, beginning three months following the date of hire. An option to purchase that number of shares equal to 2.5% of the then current annual salary of the non executive-officer employee was awarded three months from the date of hire. A subsequent option to purchase that number of shares equal to 2.5% of then-current annual salary of the non executive-officer employee was awarded on the date six months from the date of hire. Additionally, all non executive-officer employees were eligible to receive a stock option for that number of shares equal to 100% of any salary increase, as of the date of approval of the increase. These options have a maximum ten-year term and vest annually over a three-year period from the dates of grant.

Effective December 16, 2004, the Company amended its stock option grant policy for non executive-officer employees. As amended, subject to any restrictions under federal or securities laws, the Chief Executive Officer may award stock options to new employees and consultants, with a market value at the time of hire equivalent to up to one time the employee’s annual salary or consultant’s anticipated consulting fees. The Chief Executive Officer shall have the discretion to increase or decrease such awards based on market and recruiting factors subject to a limit per person of options to purchase 35,000 shares. Additionally, on an annual basis, the Chief Executive Officer may grant continuing employees and consultants, based upon performance and objectives, a stock option for that number of shares up to 40% of the employee’s annual salary or the consultant’s fees, but not to exceed 35,000 shares per person per year. Any option grant exceeding 35,000 shares per person per year requires approval by the Compensation Committee of the Board of Directors. These options shall be granted with an exercise price equal to the fair market value of the Company’s common stock on the date of issuance, have a ten-year term, vest annually over a three-year period from the dates of grant and have other terms consistent with the 1996 Plan.

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

As of December 31, 2004, options to purchase an aggregate of 3,753,951 shares of common stock were exercisable under the Company’s stock option plan. During the six-month period ended December 31, 2004 and the years ended June 30, 2004 and 2003 the Company did not issue options to purchase shares of common stock with exercise prices below the fair market value of the common stock on the dates of grant.

Stock option transactions under the Company’s stock option plan for each of the three years in the period ended June 30, 2004 and the six-month period ended December 31, 2004 are summarized below:

	Number of shares	Weighted average exercise price per share
Outstanding as of June 30, 2001	2,430,606	$1.32
Granted	455,157	2.48
Exercised	(217,500)	0.42
Forfeited	(39,848)	2.78

Outstanding as of June 30, 2002	2,628,415	$1.58
Granted	1,563,195	0.78
Exercised	(304,276)	0.42
Expired	(3,000)	0.38
Forfeited	(226,610)	2.20

Outstanding as of June 30, 2003	3,657,724	$1.29
Granted	1,536,527	2.76
Exercised	(280,678)	0.90
Expired	(4,000)	0.38
Forfeited	(120,491)	1.96

Outstanding as of June 30, 2004	4,789,082	$1.77
Granted	1,754,275	2.58
Exercised	(100,313)	2.12
Forfeited	(6,501)	2.00

Outstanding as of December 31, 2004	6,436,543	$1.97

Available for future grant	399,489

Information regarding stock options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at December 31, 2004	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2004	Weighted average exercise price
$0.38 - $0.50	495,917	3.6 years	$0.44	495,917	$0.44
0.65 - 0.80	1,601,499	7.3 years	0.77	1,300,173	0.77
0.81 - 1.56	152,187	5.4 years	1.03	148,455	1.03
1.63 - 2.42	807,719	8.6 years	2.12	249,436	2.07
2.50 - 3.38	3,333,084	8.7 years	2.75	1,513,833	2.78
3.77 - 4.44	46,137	6.6 years	4.38	46,137	4.38

	6,436,543			3,753,951

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

The Company has 35,000 shares of Series A Junior Participating Preferred Stock authorized (35,000,000 Units), of which no shares or Units are issued or outstanding at December 31, 2004. Each Unit would entitle the holder to (A) one vote, voting together with the shares of common stock; (B) in the event that the Company’s assets are liquidated, a payment of $1.00 or an amount equal to the payment to be distributed per share of common stock, whichever is greater; and (C) in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, a payment in the amount equal to the payment received per share of common stock. The number of Rights per share of common stock, and the purchase price, are subject to adjustment in the event of each and any stock split, stock dividend or similar event.

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

In connection with the agreement, Servier paid Cortex a nonrefundable, up-front payment of $5,000,000. The upfront payment is being amortized as revenue over the research support period, as extended by the amendments entered into in October 2002 and December 2003. The October 2000 agreement includes research support of approximately $2,000,000 per year through early December 2005, subject to Cortex providing agreed-upon levels of research. The amount of support is subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index. Under the October 2000 agreement, Cortex currently receives annual support of approximately $2,220,000. The agreement also includes milestone payments based upon clinical development and royalty payments on sales in licensed territories.

In October 2002, Servier agreed to provide Cortex with $4,000,000 of additional research support, in exchange for rights to the Company’s AMPAKINE compounds for the potential treatment of anxiety disorders, in Servier’s licensed territories. The $4,000,000 was received in quarterly installments of $500,000 over a two-year period, with the final payment received during the quarter ended September 30, 2004.

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

As the funding from the Institute must be used solely for the planned clinical trials in MCI patients, Cortex recorded the amounts received as restricted cash in the Company’s balance sheet. Provided that Cortex complies with the conditions of the funding agreement, repayment of the advance shall be forgiven unless Cortex enters one of its AMPAKINE compounds into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include the principal amount plus accrued interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the outstanding principal balance and any accrued interest thereon as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances. Included in the balance sheet is accrued principle and interest of $277,978, $275,112 and $270,140 at December 31, 2004, June 30, 2004 and June 30, 2003, respectively.

Note 7 — Commitments

The Company leases its offices and research laboratories under an operating lease that expires May 31, 2009. Rent expense under this lease for the six months ended December 31, 2004 and 2003 and years ended June 30, 2004, 2003 and 2002 was approximately $243,000, $167,000, $329,000, $295,000 and $279,000, respectively. Commitments under the lease for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 are approximately $443,000, $462,000, $482,000, $501,000 and $212,000, respectively.

As of December 31, 2004, the Company has employment agreements with two of its executive officers, which agreements expire in May 2005 and August 2005. The agreements involve annual salary payments approximating $535,000 and provide for bonuses under certain circumstances.

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

Commitments for preclinical toxicology procedures and the Phase I clinical studies of CX717 amount to approximately $3,063,000. Separately, commitments under sponsored research agreements for services to be rendered for the years ending December 31, 2005 and 2006 approximated $865,000 and $281,000, respectively. Commitments under scientific consulting agreements for services to be rendered for the year ending December 31, 2005 and 2006 approximated $201,000 and $129,000, respectively. Thereafter, such commitments for consulting agreements approximate $93,000 annually.

The Company has entered agreements with an academic institution that provide the Company exclusive rights to certain of the technologies that the Company is developing. Under the terms of the agreements, the Company is committed to royalty payments. These payments include minimum annual royalties of approximately $70,000 for the year ending December 31, 2004 and for each year thereafter for the remaining life of the patents covering the subject technologies, with December 2018 the date of the last to expire related patent. The agreements commit the Company to spend a minimum of $750,000 per year to advance the AMPAKINE compounds during the three years ending in May 2006. Thereafter, the Company’s spending requirements will decrease to $250,000 per year and will continue at that level until the Company begins marketing an AMPAKINE compound. The agreements also commit the Company to pay up to an additional $875,000 upon achievement of certain clinical testing and regulatory approval milestones, and to remit a portion of certain remuneration received in connection with sublicensing agreements.

Note 8 — Related Party Transactions

During the six months ended December 31, 2004 and 2003 and years ended June 30, 2004, 2003 and 2002, the Company paid scientific and other consulting fees to directors and/or stockholders aggregating approximately $101,000, $26,500, $58,800, $53,000 and $70,500, respectively. Under certain circumstances, the Company is obligated to make royalty payments to certain of its scientific consultants, some of whom are stockholders, and to one employee, upon successful commercialization of certain of its products by the Company or its licensees.

Note 9 — Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of December 31, 2004, the Company had federal and California tax net operating loss carryforwards of approximately $43,000,000 and $27,000,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California franchise tax purposes. The federal net operating loss carryforward will begin to expire in 2005 and the California net operating loss carryforward will begin to expire in 2010. The Company also has federal and California research and development tax credit carryforwards totaling approximately $1,000,000 and $500,000, respectively. The federal research and development tax credit carryforwards will begin to expire in 2005. The California research and development tax credit carryforward does not expire and will carryforward indefinitely until utilized.

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

Significant components of the Company’s deferred tax assets as of December 31, 2004, June 30, 2004 and June 30, 2003 are shown below. A valuation allowance of $19,545,000 as of December 31, 2004 has been established against the Company’s deferred tax assets as realization of such assets is uncertain. The increase in the valuation allowance of $840,000 from June 30, 2004 to December 31, 2004 relates primarily to continuing net operating losses.

Deferred tax assets consist of the following:

	December 31, 2004	June 30,
		2004	2003
Net operating loss carryforwards	$16,715,000	$15,881,000	$14,272,000
Research and development credits	1,367,000	1,331,000	1,505,000
Capitalized research and development costs	459,000	341,000	690,000
Unearned revenue	147,000	238,000	923,000
Depreciation	87,000	126,000	105,000
Other, net	770,000	788,000	239,000

Net deferred tax assets	19,545,000	18,705,000	17,734,000
Valuation allowance for deferred tax assets	(19,545,000)	(18,705,000)	(17,734,000)

Total deferred tax assets	$—	$—	$—

Note 10 — Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the six months ended December 31, 2004 is as follows:

	Three Months Ended September 30, 2004	Three Months Ended December 31, 2004
Total revenues	$1,175,166	$720,521
Total costs and expenses	2,756,058	3,851,673
Loss from operations	(1,580,892)	(3,131,152)
Change in fair value of common stock warrants	—	498,456
Net loss	$(1,511,101)	$(2,535,141)
Basic and diluted loss per share	$(0.05)	$(0.09)

Summarized quarterly financial data for the years ended June 30, 2004 and 2003, respectively is as follows:

	Three Months Ended September 30, 2003	Three Months Ended December 31, 2003	Three Months Ended March 31, 2004	Three Months Ended June 30, 2004
2004 Quarters

Total revenues	$1,337,247	$3,256,128	$1,166,009	$1,213,497
Total costs and expenses	1,815,891	3,097,775	1,967,581	2,631,656
Income (loss) from operations	(478,644)	158,353	(801,572)	(1,418,159)
Change in fair value of common stock warrants	(3,844,082)	345,173	(103,930)	—
Net income (loss)	$(4,318,662)	$512,468	$(873,504)	$(1,314,192)
Basic and diluted loss per share	$(0.24)	$0.02	$(0.03)	$(0.05)

	Three Months Ended September 30, 2002	Three Months Ended December 31, 2002	Three Months Ended March 31, 2003	Three Months Ended June 30, 2003
2003 Quarters

Total revenues	$1,122,443	$1,381,099	$1,378,984	$1,349,424
Total costs and expenses	1,804,484	1,660,664	1,520,846	1,435,340
Loss from operations	(682,041)	(279,565)	(141,862)	(85,916)
Net loss	$(674,405)	$(275,727)	$(139,598)	$(85,143)
Basic and diluted loss per share	$(0.04)	$(0.02)	$(0.01)	$(0.01)

Cortex Pharmaceuticals, Inc.

Transition Report on Form 10-K

Six Months ended December 31, 2004

Exhibit Index

Exhibit Number	Description	Sequentially Numbered Page

3.1	Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment of June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, by Certificate of Designation filed June 4, 1997, by Certificate of Amendment of Restated Certificate of Incorporation filed December 21, 1998, by Certificate of Designation filed February 11, 2002, incorporated by reference to Exhibit 3.1 of the Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002, as further amended by Certificate of Amendment of Restated Certificate of Incorporation filed December 15, 2003, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004.	—

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.	—

4.1	Rights Agreement, dated as of February 8, 2002, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan, incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.

10.2	Consulting Agreement, dated October 30, 1987, between the Company and Carl W. Cotman, Ph.D. *	—

10.3	Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D. *	—

10.19	License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to Exhibit 10.19 of the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	—

10.31	License Agreement dated June 25, 1993, as amended, between the Company and the Regents of the University of California, incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

10.44	Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-QSB filed May 16, 1994.	—

10.49	Settlement Agreement between the Company and Alkermes, Inc., dated October 5, 1995, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting confidential treatment under Rule 406 of the Securities Act of 1933).	—

EXH-1

Exhibit Number	Description	Sequentially Numbered Page

10.60	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.	—

10.64	Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to Exhibit 10.64 of the Company’s quarterly report on Form 10-QSB as filed on February 16, 1999. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24-b2 of the Securities Exchange Act of 1934.)	—

10.65	Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.	—

10.67	Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Ruled 24b-2 of the Securities Act of 1934).	—

10.69	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 10-QSB filed February 12, 2001.	—

10.70	Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.	—

10.71	Employment agreement dated June 5, 1995 between the Company and Gary A. Rogers, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.	—

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.	—

10.74	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q, as filed on November 14, 2002.	—

10.75	Securities Purchase Agreement dated August 21, 2003, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered exhibit to the Company’s Report on Form 8-K filed August 22, 2003.	—

10.76	Amendment dated August 8, 2003 to the employment agreement between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed September 19, 2003.	—

10.77	Amendment dated December 16, 2003 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

10.78	Securities Purchase Agreement dated January 7, 2004, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered exhibit to the Company’s Report on Form 8-K filed January 9, 2004.	—

10.79	Amendment No. 2 to the Lease Agreement for the Company’s facilities in Irvine, California, dated March 9, 2004, incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.	—

10.80	Form of Incentive/Nonqualified Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.	—

EXH-2

Exhibit Number	Description	Sequentially Numbered Page

10.81	Form of Restricted Stock Award under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.	—

10.82	Amendment dated January 1, 2004 to the employment agreement dated May 17, 2000 between the Company and James H. Coleman, incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.	—

10.83	Amendment dated January 1, 2004 to the employment agreement dated June 5, 1995 between the Company and Gary A. Rogers, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.	—

10.84	Consulting Agreement dated April 16, 2004 between the Company and Gary D. Tollefson, M.D., Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.	—

10.85	Employment letter of agreement dated July 26, 2004 between the Company and Harry H. Mansbach, M.D., incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.	—

10.86	Amendment dated November 10, 2004 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.	—

10.87	Securities Purchase Agreement dated December 14, 2004, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered exhibit to the Company’s Report on Form 8-K filed December 20, 2004.	—

10.88	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan.	—

10.89	Stock Ownership Policy for the Company’s Directors and Executive Officers as adopted by the Company’s Board of Directors on December 16, 2004.	—

21	Subsidiaries of the Registrant.	—

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	—

23.2	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.	—

24	Power of Attorney (included as part of the signature page of this Transition Report on Form 10-K.	—

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

*	Incorporated by reference to the same numbered exhibit of the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.

EXH-3