Form 10-Q
period 2005-03-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2005-05-13
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number         1-16467

Cortex Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0303583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

32,763,122 shares of Common Stock as of May 10, 2005

CORTEX PHARMACEUTICALS, INC.

Items 1 and 3-5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited)	(Note)
	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$3,130,519	$9,157,315
Marketable securities	22,322,652	18,838,601
Accounts receivable	40,057	41,738
Other current assets	301,161	317,850

Total current assets	25,794,389	28,355,504
Furniture, equipment and leasehold improvements, net	450,059	387,818
Capitalized financing costs	—	1,135,724
Other	33,407	33,407

	$26,277,855	$29,912,453

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$965,980	$1,365,604
Accrued wages, salaries and related expenses	294,276	263,959
Unearned revenue	830,079	377,524
Advance for MCI project	279,660	277,978

Total current liabilities	2,369,995	2,285,065
Deferred rent	32,252	22,576
Common stock warrants	—	3,958,165

Total liabilities	2,402,247	6,265,806
Stockholders’ equity:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 50,000,000; shares issued and outstanding: 32,753,122 (March 31, 2005) and 32,688,636 (December 31, 2004)	32,752	32,688
Additional paid-in capital	80,862,421	77,964,857
Deferred compensation	(181,938)	(195,250)
Unrealized loss, available for sale marketable securities	(82,233)	(48,116)
Accumulated deficit	(56,777,097)	(54,129,235)

Total stockholders’ equity	23,875,608	23,646,647

	$26,277,855	$29,912,453

See accompanying notes.

Note: The balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31,
	2005	2004
Revenues:
Research and license revenue	$658,478	$1,143,872
Grant revenue	40,680	22,137

Total revenues	699,158	1,166,009
Operating expenses:
Research and development expenses	2,636,466	1,163,755
General and administrative expenses	782,786	622,281
Non-cash stock compensation charges (A)	5,537	181,545

Total operating expenses	3,424,789	1,967,581

Loss from operations	(2,725,631)	(801,572)
Interest, net	160,760	31,998
Increase in fair value of common stock warrants	(63,500)	—
Amortization of capitalized financing costs	(19,491)	(103,930)

Net loss	$(2,647,862)	$(873,504)

Basic and diluted net loss per share:	$(0.08)	$(0.03)
Shares used in calculating per share amounts
Basic and diluted	32,626,200	25,553,069
(A) Non-cash stock compensation charges include the following related expenses:
Research and development	$20,487	$114,155
General and administrative	(14,950)	67,390

	$5,537	$181,545

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,647,862)	$(873,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,386	30,800
Stock option compensation expense	5,537	181,545
Amortization of capitalized financing costs	19,491	103,930
Increase in fair value of common stock warrants	63,500	—
Changes in operating assets/liabilities:
Restricted cash	—	2,713
Accrued interest on marketable securities	48,907	—
Accounts receivable	1,681	441,619
Other current assets	16,689	(12,464)
Accounts payable and accrued expenses	(369,307)	(770,564)
Unearned revenue	462,231	(102,961)
Advance for MCI project	1,682	768

Net cash used in operating activities	(2,373,065)	(998,118)

Cash flows from investing activities:
Purchase of marketable securities	(9,617,075)	(2,600,000)
Proceeds from maturities of marketable securities	6,050,000	400,000
Purchase of fixed assets	(86,627)	(52,075)

Net cash used in investing activities	(3,653,702)	(2,252,075)

Cash flows from financing activities:
Proceeds from issuance of common stock in December 2004 private placement, net	(24,211)	—
Proceeds from issuance of common stock in January 2004 private placement, net	—	17,473,081
Proceeds from issuance of common stock upon exercise of warrants	—	904,674
Proceeds from issuance of common stock upon exercise of stock options	24,182	130,711
Proceeds from issuance of common stock in August 2003 private placement	—	(38,419)

Net cash (used in) provided by financing activities	(29)	18,470,047

(Decrease) increase in cash and cash equivalents	(6,026,796)	15,219,854
Cash and cash equivalents, beginning of period	9,157,315	4,847,275

Cash and cash equivalents, end of period	$3,130,519	$20,067,129

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2004.

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

In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”), amounts received for upfront technology license fees under multiple-element arrangements are deferred and recognized over the period of committed services or performance, if such arrangements require the Company’s on-going services or performance.

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

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock plans under the fair value method. The fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for the three-month period ended March 31, 2005: weighted average risk-free interest rate of 4.2%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 92%; and a weighted average life of 5.0 years. There were no options granted during the three-month period ended March 31, 2004.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the vesting period of the options, resulting in the following pro forma information for the three-month periods ended March 31, 2005 and 2004, respectively:

	Three months ended March 31,
	2005	2004
Net loss, as reported	$(2,647,862)	$(873,504)
Stock-based employee compensation included in net loss	(40,034)	20,478
Fair value of stock-based employee compensation	(441,555)	(373,253)

Pro forma net loss	$(3,129,451)	$(1,226,279)
Net loss per share:
Basic and diluted — as reported	$(0.08)	$(0.03)
Basic and diluted — pro forma	$(0.10)	$(0.05)

Stock-based employee compensation included in net loss, as detailed above, primarily represents recorded charges for previously re-priced stock options held by employees and directors. The accounting for these re-priced stock options is described more fully immediately below.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (“FIN 44” or the “Interpretation”), “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25.” As required, the Company adopted FIN 44 on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Prior to release of FIN 44, in December 1998 the Company re-priced previously issued stock options to purchase approximately 970,000 shares of common stock to a price of $0.375 per share, which represented the fair market value of the common stock on the date of the re-pricing. Of the options re-priced in December 1998, as of March 31, 2005 options to purchase approximately 180,000 shares of the Company’s common stock remained outstanding.

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

For the three months ended March 31, 2005, the effect of applying FIN 44 was a decrease in the net loss of approximately $47,200, with no impact on net loss per share. For the three months ended March 31, 2004, the effect of applying FIN 44 was an increase in the Company’s net loss of approximately $55,600, with no impact on net loss per share. These amounts include charges for previously re-priced options held by employees, as well as directors and consultants.

The effect of the potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), “Share Based Payment,” which is a revision of SFAS 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

As required, the Company will adopt Statement No. 123(R) beginning January 1, 2006. Under Statement No. 123(R), the Company may either recognize compensation cost for share-based payments to employees based on the grant-date fair value from the beginning of the period in which the provisions are first applied, without restating periods prior to adoption, or the Company may elect to restate prior periods by recognizing compensation costs in the amounts previously reported in the pro-forma footnote disclosures under the provisions of Statement No. 123, as included above. Cortex anticipates that it will adopt Statement No. 123(R) prospectively, without restating prior periods.

The Company cannot estimate the impact of adopting Statement 123(R), but based solely upon the pro-forma disclosures for prior periods believes that the impact may be material to its results of operations. The Company does not anticipate that adoption of Statement No. 123(R) will materially impact its financial condition.

Comprehensive Income (Loss)

The Company presents unrealized gains and losses on its marketable securities, classified as “available for sale,” in its statement of stockholders’ equity and comprehensive income (loss) on an annual basis and in a footnote in our quarterly reports. During the three months ended March 31, 2005 and 2004, total comprehensive loss was $2,730,095 and $873,504, respectively. Other comprehensive income or loss consists of unrealized gains or losses on the Company’s marketable securities, which are comprised of securities of the U.S. government or its agencies, preferred securities and other asset and mortgage backed securities. Unrealized losses on the Company’s marketable securities for the three months ended March 31, 2005 and 2004 amounted to $82,233 and $0, respectively.

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

Note 3 — Private Placement of Common Stock and Warrants

On December 14, 2004, the Company issued 4,233,333 shares of common stock to accredited investors in a private placement transaction for $2.66 per share, raising gross proceeds of approximately $11,260,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $10,400,000. In connection with the transaction, the Company also issued five-year warrants to the investors to purchase up to an additional 2,116,666 shares of the Company’s common stock at an exercise price of $3.00 per share. The Company also issued three-year warrants to a placement agent to purchase 164,289 shares of the Company’s common stock at an exercise price of $3.43 per share. All of the warrants issued in the transaction provide a call right in favor of the Company to the extent that the price per share of the Company’s common stock exceeds $7.50 per share for 13 consecutive trading days, subject to certain circumstances. The Company cannot exercise this call right prior to January 26, 2006.

Pursuant to the terms of the registration rights agreement entered into in connection with the above transaction, within defined timelines the Company was required to file, and did file, with the Securities and Exchange Commission (the “SEC”) a registration statement under the Securities Act of 1933, as amended, covering the resale of all of the common stock purchased and the common stock underlying the issued warrants, including the common stock underlying the placement agent’s warrants.

The registration rights agreement further provides that if a registration statement is not filed, or does not become effective, within the defined time period, then in addition to any other rights the holders may have, the Company would be required to pay each holder an amount in cash, as liquidated damages, equal to 2% per month of the aggregate purchase price paid by such holder in the private placement for the common stock and warrants then held, prorated daily. The registration statement was filed within the allowed time, and was declared effective by the SEC on January 26, 2005. As a result, the Company was not required to pay any liquidated damages in connection with the initial registration.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” (EITF 00-19) and the terms of the warrants and the transaction documents, at the closing date, December 14, 2004, the fair value of the warrants was accounted for as a liability, with an offsetting reduction to additional paid-in capital received in the private placement.

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

The fair value of the warrants was re-measured at January 26, 2005, the date of effectiveness of the registration statement, and the increase in estimated fair value was recorded as other expense in the Statement of Operations for the quarter ended March 31, 2005. As of the effectiveness of the registration statement, the warrant liability was reclassified to additional paid-in capital, evidencing the non-impact of these adjustments on the Company’s financial position and business operations.

As stated above, the adjustments required by EITF 00-19 were triggered by the terms of the Company’s agreements for the private placement it completed in December 2004, specifically the potential penalties if the Company did not timely register the common stock, including common stock underlying the warrants issued in the transaction. The related registration statement was declared effective by the SEC within the contractual deadline and the Company incurred no penalties. The adjustments for EITF 00-19 had no impact on the Company’s working capital, liquidity or business operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes relating thereto appearing elsewhere in this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2004.

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

The forward-looking statements included herein are based on current expectations, which involve a number of risks and uncertainties and assumptions regarding the Company’s business and technology. These assumptions involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized and actual results may differ materially. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that the Company files from time to time with the Securities and Exchange Commission, including, without limitation, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and subsequent Current Reports on Form 8-K.

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

Revenue Recognition

The Company’s revenue recognition policies are in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 provides guidance in applying accounting principles generally accepted in the United States to revenue recognition issues, and specifically addresses revenue recognition for up-front, nonrefundable fees received in connection with research collaboration arrangements.

In accordance with SAB 104, revenues from up-front fees from the Company’s collaborators are deferred and recorded over the term that it provides ongoing services. Similarly, research support payments are recorded as revenue as it performs the research under the related agreements. The Company records grant revenues as it incurs expenses related to the grant projects. All amounts received under collaborative research agreements or research grants are nonrefundable, regardless of the success of the underlying research.

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

In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”), amounts received for upfront technology license fees under multiple-element arrangements are deferred and recognized over the period of committed services or performance, if such arrangements require the Company’s on-going service or performance.

Employee Stock Options and Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for its employee stock options, given that the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. According to APB 25, no compensation expense is recognized since the exercise price of the Company’s stock options generally equals the market price of the underlying stock on the date of grant. Adoption of SFAS 123 for options issued to employees would require recognition of employee compensation expense based on the computed “fair value” of the options on the date of grant. In accordance with SFAS 123 and EITF Issue 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” stock options and warrants issued to consultants and other non-employees as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period the services are provided.

In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), “Share Based Payment,” which is a revision of SFAS 123 and supersedes APB 25. Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

As required, the Company will adopt Statement No. 123(R) effective January 1, 2006. Under Statement No. 123(R), the Company may either recognize compensation cost for share-based payments to employees based on the grant-date fair value from the beginning of the period in which the provisions are first applied, without restating periods prior to adoption, or it may elect to restate prior periods by recognizing compensation costs in the amounts previously reported in the Company’s pro-forma footnote disclosures under the provisions of SFAS 123. The Company anticipates that it will adopt Statement No. 123(R) prospectively, without restating prior periods.

Cortex cannot estimate the impact of adopting Statement 123(R), but based solely upon the pro-forma disclosures for prior periods, the Company believes that the impact may be material to its results of operations. The Company does not anticipate that adoption of Statement No. 123(R) will materially impact its financial condition.

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

Results of Operations

General

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”). The agreement will allow Organon to develop and commercialize the Company’s proprietary AMPAKINE technology for the treatment of schizophrenia and depression. In connection with the agreement, the Company received $8,000,000 in up-front and research support payments. The agreement with Organon also includes milestone payments based upon clinical development, plus royalty payments on worldwide sales. To date, Cortex has received milestone payments from Organon totaling $6,000,000. For each milestone payment, Cortex recorded the related revenue upon achievement of the milestone.

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier (“Servier”). The agreement will allow Servier to develop and commercialize the Company’s AMPAKINE technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The agreement, as amended, includes an up-front payment by Servier of $5,000,000 and research support payments of approximately $2,000,000 per year through early December 2005 (subject to Cortex providing agreed-upon levels of research personnel). The agreement also includes milestone payments based upon successful clinical development and royalty payments on sales in licensed territories.

In October 2002, in exchange for an additional $4,000,000 of research support, Servier expanded its rights to the AMPAKINE compounds to include the field of anxiety disorders, in its licensed territories. The $4,000,000 was paid in quarterly installments of $500,000 over a two-year period, with the final installment being received during the quarter ended September 30, 2004. See Note 2 to the Financial Statements.

From inception (February 10, 1987) through March 31, 2005, the Company has sustained losses aggregating $54,745,000. Continuing losses are anticipated over the next several years. During that time, the Company’s ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovative Research (“SBIR”) grants, research support payments from the collaboration with Servier and by possible milestone payments from Organon and Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company’s operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will be dependent upon the successful introduction of a new product into the North American market from its internal development, as well as the successful commercial development of its products by Organon, Servier or its other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months ended March 31, 2005 and 2004

For the three months ended March 31, 2005, the net loss of approximately $2,648,000 compares with a net loss of approximately $874,000 for the corresponding prior year period, an increase of 203% due primarily to increased research and development expenses that include costs related to the development of AMPAKINE CX717.

Revenues for the three months ended March 31, 2005 decreased from approximately $1,166,000 to approximately $699,000, or by 40% compared to the three months ended March 31, 2004, mostly due to decreased research revenues from the agreement with Servier. Related revenues decreased following the end of scheduled research support payments under the October 2002 amendment to the Servier agreement. The final quarterly payment of $500,000 from that amendment was received during the quarter ended September 30, 2004.

Research and development expenses for the three-month period ended March 31, 2005 increased from approximately $1,164,000 to approximately $2,636,000, or by 127% from the corresponding prior year period, with most of the increase reflecting expenses related to advancing the second generation AMPAKINE CX717 in Phase I and early Phase II human clinical trials.

General and administrative expenses for the three-month period ended March 31, 2005 increased from approximately $622,000 to approximately $783,000, or by 26% compared to the corresponding prior year period. Increased expenses for the current year period included costs related to the change in the Company’s fiscal year end from June 30 to December 31 and amounts incurred for filing the resultant transition report on Form 10-K for the six months ended December 31, 2004 in March 2005. Increased expenses in the current year period also reflect the timing of fees and expenses for the Company’s Board of Directors.

Non-cash stock compensation charges for the three-month period ended March 31, 2004 resulted from fluctuations in the price of the Company’s common stock.

Net interest income increased in the current year period due to an increase in cash available for investing following the Company’s net proceeds of approximately $10,400,000 from the private placement of its common stock and warrants to purchase shares of common stock in December 2004.

Other expenses for the three months ended March 31, 2005 and 2004 represent non-cash charges for the change in estimated value of warrants issued in connection with the Company’s private equity financings in December and January 2004, respectively, as explained more fully in Note 3 to the Condensed Financial Statements.

Liquidity and Capital Resources

Sources and Uses of Cash

From inception (February 10, 1987) through March 31, 2005, Cortex has funded its organizational and research and development activities primarily through the issuance of equity securities, funding related to collaborative agreements and net interest income.

Under the agreement with Servier signed in October 2000 and amended, Cortex has received research and licensing payments of approximately $18,605,000 through March 31, 2005, including approximately $1,110,000 during the quarter ended March 31, 2005. The October 2000 agreement, as amended, currently provides research support of approximately $2,220,000 per year through early December 2005, as adjusted based on the U.S. Department of Labor’s Consumer Price Index. The agreement also includes milestone payments based upon successful clinical development and royalties on sales in licensed territories.

Research and licensing payments received in connection with the January 1999 agreement with Organon totaled approximately $13,880,000 as of March 31, 2005, including $6,000,000 for milestone payments. Under the terms of the agreement, the Company may receive additional milestone payments based on further clinical development of the licensed technology and, ultimately, royalties on worldwide sales.

In August 2003, the Company completed a private placement of an aggregate of 3,333,334 shares of its common stock at $1.50 per share and five-year warrants to purchase up to an additional aggregate of 3,333,334 shares at an exercise price of $2.55 per share. The Company received approximately $4,500,000 in net proceeds from the private placement. As of March 31, 2005, warrants to purchase up to 2,993,337 shares remained outstanding. If these warrants are fully exercised, of which there can be no assurance, such exercise would provide approximately $7,630,000 of additional capital to the Company. The warrants are subject to a call right in favor of the Company to the extent that the closing price of the Company’s common stock exceeds $6.00 per share for any 13 consecutive trading day period following December 8, 2005.

In January 2004, the Company completed a private placement of an aggregate of 6,909,091 shares of its common stock at $2.75 per share and five-year warrants to purchase up to an additional aggregate of 4,490,910 shares at an exercise price of $3.25 per share. The Company received approximately $17,500,000 in net proceeds from the private placement. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $14,600,000 of additional capital to the Company. The warrants are subject to a call right in favor of the Company to the extent that the closing price of the Company’s common stock exceeds $7.50 per share for any 13 consecutive trading days.

In December 2004, the Company completed a private placement of an aggregate of 4,233,333 shares of its common stock at $2.66 per share and five-year warrants to purchase up to an additional aggregate of 2,116,666 shares at an exercise price of $3.00 per share. The Company received approximately $10,400,000 in net proceeds from the private placement. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $6,350,000 of additional capital to the Company. The warrants are subject to a call right in favor of the Company to the extent that the closing price of the Company’s common stock exceeds $7.50 per share for any 13 consecutive trading day period following January 26, 2006.

As of March 31, 2005, the Company had cash, cash equivalents and marketable securities totaling approximately $25,453,000 and working capital of approximately $23,424,000. In comparison, as of December 31, 2004, the Company had cash, cash equivalents and marketable securities of approximately $27,996,000 and working capital of approximately $26,070,000. The decreases in cash and working capital reflect amounts required to fund the Company’s operations, including the clinical development of AMPAKINE CX717.

Net cash used in operating activities was approximately $2,373,000 during the three months ended March 31, 2005, and included the Company’s net loss for the period of approximately $2,648,000, adjusted for non-cash expenses for depreciation, amortization and stock compensation (including the change in fair value of common stock warrants) approximating $89,000, and changes in operating assets and liabilities. For the three months ended March 31, 2004, net cash used in operating activities approximated $998,000, reflecting the Company’s net loss of approximately $874,000 for the period, adjusted for non-cash expenses for depreciation, amortization and stock compensation of approximately $316,000 and changes in operating assets and liabilities.

Net cash used in investing activities approximated $3,654,000 during the three months ended March 31, 2005, and primarily resulted from the purchase of marketable securities of approximately $9,617,000, partially offset by the maturity of marketable securities of $6,050,000. Fixed asset purchases for the current year period approximated $87,000. For the three months ended March 31, 2004, net cash used in investing activities approximated $2,252,000, and mostly included $2,600,000 for the purchase of short-term investments, offset by the maturity of investments of $400,000. Fixed asset purchases for the prior year period approximated $52,000.

Net cash used in financing activities were minimal for the three months ended March 31, 2005. For the three months ended March 31, 2004, net cash provided by financing activities approximated $18,470,000, representing net proceeds of approximately $17,435,000 from the private placements of the Company’s common stock, along with proceeds of approximately $1,035,000 from the exercise of warrants and options to purchase shares of the Company’s common stock.

Commitments

The Company leases approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2009. The commitments under the lease agreement for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 are $335,000, $462,000, $482,000, $501,000 and $212,000, respectively.

Remaining commitments for clinical studies of CX717 and other preclinical expenses amount to approximately $2,270,000. Separately, the Company is committed to approximately $880,000 for sponsored research at academic institutions, of which approximately $740,000 is payable over the next twelve months.

In June 2000, the Company received approximately $247,000 from the Institute for the Study of Aging (the “Institute”), a non-profit foundation supported by the Estee Lauder Trust. The advance partially offset the Company’s limited costs for its testing in patients with mild cognitive impairment and conducted with its partner, Servier. Provided that Cortex complies with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance shall not be required unless Cortex enters an AMPAKINE compound into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Staffing

As of March 31, 2005, Cortex had a total of 24 full-time research and administrative employees. The Company anticipates modest increases in staffing and investments in plant or equipment through the next twelve months.

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

Additional Risks and Uncertainties

The Company’s proposed products are in the preclinical or early clinical stage of development and will require significant further research, development, clinical testing and regulatory clearances. They are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include, but are not limited to, the possibilities that any or all of the proposed products will be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances; that the proposed products, although effective, will be uneconomical to market; that third parties may now or in the future hold proprietary rights that preclude the Company from marketing them; or that third parties will market superior or equivalent products. Accordingly, the Company is unable to predict whether its research and development activities will result in any commercially viable products or applications. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the Company does not expect to be able to commercialize any therapeutic drug for at least five years, either directly or through its current or prospective partners or licensees. There can be no assurance that the Company’s proposed products will prove to be safe or effective or receive regulatory approvals that are required for commercial sale.

Off-Balance Sheet Arrangements

The Company has not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks associated with interest rate fluctuations on its marketable securities and borrowing arrangement. All investments in marketable securities are entered into for purposes other than trading. The Company is not subject to significant risks from currency rate fluctuations as it does not typically conduct transactions in foreign currencies. In addition, the Company does not utilize hedging contracts or similar instruments.

The Company’s exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of the Company’s financial instruments are fixed rate, short-term investments in government and corporate notes and bonds. Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. The Company manages interest rate risk on its investment portfolio by matching scheduled investment maturities with its cash requirements. As of March 31, 2005, the Company’s investment portfolio had a fair value and carrying amount of approximately $22,323,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2005, the resulting decline in the fair value of fixed rate bonds held within the portfolio would not be material to the Company’s financial position, results of operations and cash flows.

The Company’s borrowing consists of its advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that Cortex enters an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of March 31, 2005, the principal and accrued interest of the advance amounted to approximately $280,000.

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

Section 404 Sarbanes-Oxley Act of 2002

The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will likely be effective for the Company’s fiscal year ending December 31, 2005. In order to comply with the act, the Company is beginning a comprehensive effort, which includes the documentation and testing of its internal controls. As a result, the Company expects to incur substantial additional expenses and diversion of management’s time. During the course of these activities, the Company may identify certain internal control issues which management believes should be improved. These improvements, if necessary, will likely include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Although management does not believe that any of these matters will result in material weaknesses being identified in the Company’s internal controls as defined by the Public Company Accounting Oversight Board, no assurances can be given regarding the outcome of these efforts. Additionally, control weaknesses may not be identified in a timely enough matter to allow remediation prior to the issuance of the auditor’s report on internal controls. Any failure to adequately comply could result in sanctions or investigations by regulatory authorities, which could harm the Company’s business or investors’ confidence in the Company.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.    OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2005, in connection with the earlier engagement of a consultant for investor relations purposes, the Company issued warrants to purchase an aggregate of 8,000 shares of the Company’s common stock to such consultant. The warrants have a weighted average exercise price of $2.77 and a five-year term.

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

During the three months ended March 31, 2005, the Company did not repurchase any of its securities.

Item 6. Exhibits

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

CORTEX PHARMACEUTICALS, INC.

May 13, 2005	By:	/s/ MARIA S. MESSINGER
Maria S. Messinger Vice President and Chief Financial Officer; Corporate Secretary (Chief Accounting Officer)