Form 10-Q
period 2005-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2005-08-15
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-16467

Cortex Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0303583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

32,763,122 shares of Common Stock as of August 9, 2005

CORTEX PHARMACEUTICALS, INC.

Items 1-5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited) June 30, 2005	(Note) December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$879,567	$9,157,315
Marketable securities	21,677,507	18,838,601
Accounts receivable	9,440	41,738
Other current assets	229,930	317,850

Total current assets	22,796,444	28,355,504
Furniture, equipment and leasehold improvements, net	472,125	387,818
Capitalized financing costs	—	1,135,724
Other	33,407	33,407

	$23,301,976	$29,912,453

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,154,446	$1,365,604
Accrued wages, salaries and related expenses	354,240	263,959
Unearned licensing revenue	137,281	377,524
Advance for MCI project	281,490	277,978

Total current liabilities	1,927,457	2,285,065
Unearned licensing revenue, net of current, and other long-term liabilities	97,515	22,576
Common stock warrants	—	3,958,165

Total liabilities	2,024,972	6,265,806

Stockholders’ equity:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 50,000,000; shares issued and outstanding: 32,763,122 (June 30, 2005) and 32,688,636 (December 31, 2004)	32,763	32,688
Additional paid-in capital	80,908,527	77,964,857
Deferred compensation	(168,625)	(195,250)
Unrealized loss, available for sale marketable securities	(51,451)	(48,116)
Accumulated deficit	(59,465,913)	(54,129,235)

Total stockholders’ equity	21,277,004	23,646,647

	$23,301,976	$29,912,453

See accompanying notes.

Note: The balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Research and license revenue	$635,596	$1,143,873	$1,294,074	$2,287,745
Grant revenue	11,427	69,624	52,107	91,761

Total revenues	647,023	1,213,497	1,346,181	2,379,506
Operating expenses:
Research and development	2,737,764	2,083,447	5,374,230	3,247,202
General and administrative	695,933	513,480	1,478,719	1,135,761
Non-cash stock compensation charges (A)	55,680	34,729	61,217	216,274

Total operating expenses	3,489,377	2,631,656	6,914,166	4,599,237

Loss from operations	(2,842,354)	(1,418,159)	(5,567,985)	(2,219,731)
Interest income, net	153,538	103,967	314,298	135,965
Increase in fair value of common stock warrants	—	—	(63,500)	—
Amortization of capitalized financing costs	—	—	(19,491)	(103,930)

Net loss	$(2,688,816)	$(1,314,192)	$(5,336,678)	$(2,187,696)

Net loss per share:
Basic and diluted	$(0.08)	$(0.05)	$(0.16)	$(0.08)

Shares used in calculating per share amounts:
Basic and diluted	32,659,829	28,296,985	32,643,107	26,295,034

(A) Non-cash stock compensation charges include the following related expenses:
Research and development	$55,680	$14,639	$76,167	$128,794
General and administrative	—	20,090	(14,950)	87,480

	$55,680	$34,729	$61,217	$216,274

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,336,678)	$(2,187,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,996	60,324
Stock option compensation expense	61,217	216,274
Amortization of capitalized financing costs	19,491	103,930
Increase in fair value of common stock warrants	63,500	—
Changes in operating assets/liabilities:
Restricted cash	—	2,713
Accrued interest on marketable securities	93,494	21,511
Accounts receivable	32,298	545,313
Other current assets	87,920	50,226
Accounts payable and accrued expenses	(120,877)	(73,985)
Unearned revenue	(165,304)	(202,696)
Advance for MCI project and other	4,597	1,919

Net cash used in operating activities	(5,209,346)	(1,462,167)

Cash flows from investing activities:
Purchase of marketable securities	(13,150,710)	(14,867,735)
Proceeds from sales and maturities of marketable securities	10,215,000	3,000,000
Purchase of fixed assets	(136,413)	(80,784)

Net cash used in investing activities	(3,072,123)	(11,948,519)

Cash flows from financing activities:
Adjustment to net proceeds from issuance of common stock in December 2004 private placement	(24,211)	—
Proceeds from issuance of common stock in January 2004 private placement, net	—	17,462,007
Adjustment to net proceeds from issuance of common stock in August 2003 private placement	—	(38,419)
Proceeds from issuance of common stock upon exercise of warrants	—	984,194
Proceeds from issuance of common stock upon exercise of stock options	27,932	132,586

Net cash provided by financing activities	3,721	18,540,368

(Decrease) increase in cash and cash equivalents	(8,277,748)	5,129,682
Cash and cash equivalents, beginning of period	9,157,315	4,847,275

Cash and cash equivalents, end of period	$879,567	$9,976,957

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2004.

In January 1999, Cortex Pharmaceuticals, Inc. (“Cortex” or the “Company”) entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”). The agreement will enable Organon to develop and commercialize the Company’s AMPAKINE® technology for the treatment of schizophrenia and depression. In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier (“Servier”), in defined territories. The agreement will enable Servier to develop and commercialize the Company’s AMPAKINE technology for the treatment of memory impairment associated with aging and neurodegenerative diseases such as Alzheimer’s disease. In October 2002, the Servier agreement was amended to also include rights to the AMPAKINE technology for the treatment of anxiety disorders (Note 2).

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

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock plans under the fair value method. There were no options granted during the three-month period ended June 30, 2005. For the three-month period ended June 30, 2004, the fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions: weighted average risk-free interest rate of 3.0%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 79%; and a weighted average life of 4.7 years.

For the six-month periods ended June 30, 2005 and 2004, respectively, the fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions: weighted average risk-free interest rates of 4.2% and 3.0%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 92% and 79%; and a weighted average life of 5.0 years and 4.7 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the vesting period of the options, resulting in the following pro forma information for the three-month and six-month periods ended June 30, 2005 and 2004, respectively:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(2,688,816)	$(1,314,192)	$(5,336,678)	$(2,187,696)
Stock-based employee compensation included in net loss	—	(40,201)	(40,035)	6,347
Fair value of stock-based employee compensation	(440,407)	(239,450)	(881,961)	(741,071)

Pro forma net loss	$(3,129,223)	$(1,593,843)	$(6,258,674)	$(2,922,420)
Net loss per share:
Basic and diluted — as reported	$(0.08)	$(0.05)	$(0.16)	$(0.08)
Basic and diluted — pro forma	$(0.10)	$(0.06)	$(0.19)	$(0.11)

Stock-based employee compensation included in net loss, as detailed above, primarily represents recorded charges for previously re-priced stock options held by employees and directors and excludes related charges for stock options held by consultants. The accounting for these re-priced stock options is described more fully immediately below.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (“FIN 44” or the “Interpretation”), “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25.” As required, the Company adopted FIN 44 on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Prior to release of FIN 44, in December 1998 the Company re-priced previously issued stock options to purchase approximately 970,000 shares of common stock to a price of $0.375 per share, which represented the fair market value of the common stock on the date of the re-pricing. Of the options re-priced in December 1998, as of June 30, 2005 options to purchase approximately 170,000 shares of the Company’s common stock remained outstanding.

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

For the three months ended June 30, 2005, applying FIN 44 had no impact on the Company’s net loss or net loss per share. For the three months ended June 30, 2004, the effect of applying FIN 44 was a decrease in the Company’s net loss of approximately $46,700, with no impact on net loss per share.

For the six months ended June 30, 2005, the effect of applying FIN 44 was a decrease in the Company’s net loss of approximately $47,200, with no impact on net loss per share. For the six months ended June 30, 2004, the effect of applying FIN 44 was an increase in the Company’s net loss of approximately $8,900, with no impact on net loss per share. These amounts include charges for previously re-priced options held by employees, as well as directors and consultants.

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

The Company currently cannot estimate the impact of adopting Statement 123(R), but based solely upon the pro-forma disclosures for prior periods believes that the impact may be material to its results of operations. The Company does not anticipate that adoption of Statement No. 123(R) will materially impact its financial condition.

Comprehensive Income (Loss)

The Company presents unrealized gains and losses on its marketable securities, classified as “available for sale,” in its statement of stockholders’ equity and comprehensive income (loss) on an annual basis and in a footnote in its quarterly reports. During the three months ended June 30, 2005 and 2004, total comprehensive loss was $2,658,034 and $1,349,862, respectively. During the six months ended June 30, 2005 and 2004, total comprehensive loss was $5,388,129 and $2,223,366, respectively. Other comprehensive income or loss consists of unrealized gains or losses on the Company’s marketable securities, which are comprised of securities of the U.S. government or its agencies, preferred securities and other asset and mortgage backed securities. Unrealized gains on the Company’s marketable securities for the three months ended June 30, 2005 amounted to $30,782 and unrealized losses on the Company’s marketable securities for the three months ended June 30, 2004 amounted to $35,670. For the six months ended June 30, 2005 and 2004, unrealized losses on the Company’s marketable securities amounted to $51,451 and $35,670, respectively.

Note 2 — Research and License Agreement with Les Laboratoires Servier

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Servier. The agreement will enable Servier to develop and commercialize Cortex’s proprietary AMPAKINE technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment (“MCI”), sexual dysfunction, and the dementia associated with multiple sclerosis and amyotrophic lateral sclerosis. The territory covered by the exclusive license excludes North America, allowing Cortex to retain commercialization rights in its domestic market. The territory covered by the agreement also excludes South America (except Argentina, Brazil and Venezuela), Australia and New Zealand. The agreement, as amended to date, includes an up-front payment by Servier of $5,000,000 and research support payments of approximately $2,220,000 per year through early December 2006 (subject to Cortex providing agreed-upon levels of research personnel and subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index). Cortex is eligible to receive milestone payments, based upon successful clinical development, plus royalty payments on sales in licensed territories.

Under the October 2002 amendment, Servier provided Cortex with $4,000,000 of additional research support, in exchange for rights to the Company’s AMPAKINE compounds as a potential treatment for anxiety disorders in Servier’s licensed territories. The $4,000,000 was paid in quarterly installments of $500,000 over a two-year period, ending in September 2004.

Cortex had been recording revenue from Servier’s earlier $5,000,000 up-front payment over the three-year collaborative research phase included in the October 2000 agreement. With the subsequent amendments to the agreement, Cortex adjusted the period that the Company records the Servier licensing revenue to include the extended research term that ends in early December 2006.

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

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” (EITF 00-19) and the terms of the warrants and the transaction documents, at the closing date, December 14, 2004, the estimated fair value of the warrants based on the Black-Scholes option pricing model was accounted for as a liability, with an offsetting reduction to additional paid-in capital received in the private placement.

The estimated fair value of the warrants was re-measured at December 31, 2004, and again at January 26, 2005 — the date of effectiveness of the registration statement. The increase in estimated fair value from December 31, 2004 to January 26, 2005 has been recorded as other expense in the Statement of Operations for the six-month period ended June 30, 2005. As of the effectiveness of the registration statement, the warrant liability was reclassified to additional paid-in capital, evidencing the non-impact of these adjustments on the Company’s financial position and business operations.

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

Cortex currently cannot estimate the impact of adopting Statement 123(R), but based solely upon the pro-forma disclosures for prior periods, the Company believes that the impact may be material to its results of operations. The Company does not anticipate that adoption of Statement No. 123(R) will materially impact its financial condition.

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

Results of Operations

General

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”). The agreement will allow Organon to develop and commercialize the Company’s proprietary AMPAKINE technology for the treatment of schizophrenia and depression. In connection with the agreement, the Company received approximately $7,880,000 in up-front and research support payments. The agreement with Organon also includes milestone payments based upon clinical development, plus royalty payments on worldwide sales. To date, Cortex has received milestone payments from Organon totaling $6,000,000. For each milestone payment, Cortex recorded the related revenue upon achievement of the milestone.

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier (“Servier”). The agreement will allow Servier to develop and commercialize the Company’s AMPAKINE technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The agreement, as amended, includes an up-front payment by Servier of $5,000,000 and research support payments of approximately $2,220,000 per year through early December 2006 (subject to Cortex providing agreed-upon levels of research personnel). The agreement also includes milestone payments based upon successful clinical development and royalty payments on sales in licensed territories.

In October 2002, in exchange for an additional $4,000,000 of research support, Servier expanded its rights to the AMPAKINE compounds to include the field of anxiety disorders, in its licensed territories. The $4,000,000 was paid in quarterly installments of $500,000 over a two-year period that ended in September 2004. See Note 2 to the Financial Statements.

From inception (February 10, 1987) through June 30, 2005, the Company has sustained losses aggregating $57,434,000. Continuing losses are anticipated over the next several years. During that time, the Company’s ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovative Research (“SBIR”) grants, research support payments from the collaboration with Servier and by possible milestone payments from Organon and Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company’s operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will be dependent upon the successful introduction of a new product into the North American market from its internal development, as well as the successful commercial development of its products by Organon, Servier or its other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months and Six Months ended June 30, 2005 and 2004

For the three months ended June 30, 2005, the net loss of approximately $2,689,000 compared with a net loss of approximately $1,314,000 for the corresponding prior year period. For the six months ended June 30, 2005, the net loss of approximately $5,337,000 compared to a net loss of approximately $2,188,000 for the corresponding prior year period. For both periods, the increased losses primarily resulted from research and development expenses that include costs related to the development of AMPAKINE CX717.

Revenues for the three months ended June 30, 2005 decreased from approximately $1,213,000 to approximately $647,000, or by 47% compared to the three months ended June 30, 2004. For the six months ended June 30, 2005, revenues decreased from approximately $2,380,000 to approximately $1,346,000, or by 43% compared to the six months ended June 30, 2004. Revenues for the current year periods decreased following the end of scheduled research support payments under the October 2002 amendment to the Servier agreement. The final quarterly payment of $500,000 from that amendment was received during the quarter ended September 30, 2004.

Research and development expenses for the three-month period ended June 30, 2005 increased from approximately $2,083,000 to approximately $2,738,000, or by 31% from the corresponding prior year period. For the six-month period ended June 30, 2005, research and development expenses increased from approximately $3,247,000 to approximately $5,374,000, or by 66% from the corresponding prior year period. For both the three-month and six-month periods ended June 30, 2005, most of the increase reflected expenses related to advancing the second generation AMPAKINE CX717 in Phase I and early Phase II human clinical trials, along with increased sponsored research supporting the AMPAKINE program and costs related to expanding the Company’s research staff.

General and administrative expenses for the three-month period ended June 30, 2005 increased from approximately $513,000 to approximately $696,000, or by 36% compared to the corresponding prior year period. For the six-month period ended June 30, 2005, general and administrative expenses increased from approximately $1,136,000 to approximately $1,479,000, or by 30% compared to the corresponding prior year period. Expenses for the prior year periods reflect the reclassification of recruiting fees for additions to the Company’s research staff, specifically the Company’s Chief Medical Officer. The expenses had been recorded in general and administrative expenses prior to the quarter ended June 30, 2004 and were reclassified to research and development expenses during the quarter ended June 30, 2004. As a result, general and administrative expenses for the prior year periods appear atypically low when compared to the current year periods.

Increased general and administrative expenses for the current year periods also reflect the timing of fees and expenses for the Company’s Board of Directors; costs related to the change in the Company’s fiscal year end from June 30 to December 31 and for filing the resultant transition report on Form 10-K for the six months ended December 31, 2004 in March 2005; and expenses related to preparing for the Company’s assessment of its internal control system as of December 31, 2005, as required by The Sarbanes-Oxley Act of 2002.

Net interest income increased in the current year periods due to an increase in cash available for investing following the Company’s net proceeds of approximately $10,400,000 from the private placement of its common stock and warrants to purchase shares of common stock in December 2004.

Other expenses for the six months ended June 30, 2005 and 2004 represent non-cash charges for the change in estimated value of warrants issued in connection with the Company’s private equity financings in December and January 2004, respectively, as explained more fully in Note 3 to the Condensed Financial Statements.

Liquidity and Capital Resources

Sources and Uses of Cash

From inception (February 10, 1987) through June 30, 2005, Cortex has funded its organizational and research and development activities primarily through the issuance of equity securities, funding related to collaborative agreements and net interest income.

Under the agreement with Servier signed in October 2000 and amended, Cortex has received research and licensing payments of approximately $18,605,000 through June 30, 2005, including approximately $1,110,000 during the six months ended June 30, 2005. The October 2000 agreement, as amended, currently provides research support of approximately $2,220,000 per year through early December 2006, as adjusted based on the U.S. Department of Labor’s Consumer Price Index. The agreement also includes milestone payments based upon successful clinical development and royalties on sales in licensed territories.

Research and licensing payments received in connection with the January 1999 agreement with Organon totaled approximately $13,880,000 as of June 30, 2005, including $6,000,000 for milestone payments. Under the terms of the agreement, the Company may receive additional milestone payments based on further clinical development of the licensed technology and, ultimately, royalties on worldwide sales.

In August 2003, the Company completed a private placement of an aggregate of 3,333,334 shares of its common stock at $1.50 per share and five-year warrants to purchase up to an additional aggregate of 3,333,334 shares at an exercise price of $2.55 per share. The Company received approximately $4,500,000 in net proceeds from the private placement. As of June 30, 2005, warrants to purchase up to 2,993,337 shares remained outstanding. If these warrants are fully exercised, of which there can be no assurance, such exercise would provide approximately $7,630,000 of additional capital to the Company. The warrants are subject to a call right in favor of the Company to the extent that the closing price of the Company’s common stock exceeds $6.00 per share for any 13 consecutive trading day period following December 8, 2005.

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

As of June 30, 2005, the Company had cash, cash equivalents and marketable securities totaling approximately $22,557,000 and working capital of approximately $20,869,000. In comparison, as of December 31, 2004, the Company had cash, cash equivalents and marketable securities of approximately $27,996,000 and working capital of approximately $26,070,000. The decreases in cash and working capital reflect amounts required to fund the Company’s operations, including the clinical development of AMPAKINE CX717.

Net cash used in operating activities was approximately $5,209,000 during the six months ended June 30, 2005, and included the Company’s net loss for the period of approximately $5,337,000, adjusted for non-cash expenses for depreciation, amortization and stock compensation (including the change in fair value of common stock warrants) approximating $195,000, and changes in operating assets and liabilities. For the six months ended June 30, 2004, net cash used in operating activities approximated $1,462,000, reflecting the Company’s net loss of approximately $2,188,000 for the period, adjusted for non-cash expenses for depreciation, amortization and stock compensation of approximately $381,000 and changes in operating assets and liabilities.

Net cash used in investing activities approximated $3,072,000 during the six months ended June 30, 2005, and primarily resulted from the purchase of marketable securities of approximately $13,151,000, partially offset by the sale and maturity of marketable securities of $10,215,000. Fixed asset purchases for the current year period approximated $136,000. For the six months ended June 30, 2004, net cash used in investing activities approximated $11,949,000, and mostly included approximately $14,868,000 for the purchase of short-term investments, offset by the maturity of investments of $3,000,000. Fixed asset purchases for the prior year six-month period approximated $81,000.

Net cash provided by financing activities were minimal for the six months ended June 30, 2005 and resulted from the exercise of options to purchase shares of the Company’s common stock. For the six months ended June 30, 2004, net cash provided by financing activities approximated $18,540,000, representing net proceeds of approximately $17,420,000 from the private placements of the Company’s common stock, along with proceeds of approximately $1,120,000 from the exercise of warrants and options to purchase shares of the Company’s common stock.

Commitments

The Company leases approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2009. The commitments under the lease agreement for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 are $226,000, $462,000, $482,000, $501,000 and $212,000, respectively.

Remaining commitments for clinical studies of CX717 and other preclinical expenses amount to approximately $3,820,000. Separately, the Company is committed to approximately $675,000 for sponsored research at academic institutions, all of which is payable over the next twelve months.

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

Staffing

As of June 30, 2005, Cortex had a total of 24 full-time research and administrative employees. The Company anticipates modest increases in staffing and investments in plant or equipment through the next twelve months.

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

The Company’s exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of the Company’s financial instruments are fixed rate, short-term investments in government and corporate notes and bonds. Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. The Company manages interest rate risk on its investment portfolio by matching scheduled investment maturities with its cash requirements. As of June 30, 2005, the Company’s investment portfolio had a fair value and carrying amount of approximately $21,678,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2005, the resulting decline in the fair value of fixed rate bonds held within the portfolio would not be material to the Company’s financial position, results of operations and cash flows.

The Company’s borrowing consists of its advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that Cortex enters an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of June 30, 2005, the principal and accrued interest of the advance amounted to approximately $281,000.

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

Section 404 Sarbanes-Oxley Act of 2002

The requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will be effective for the Company’s fiscal year ending December 31, 2005. In order to comply with the act, the Company has undertaken a comprehensive effort, which includes the documentation and testing of its internal controls. As a result, the Company expects to incur substantial additional expenses and diversion of management’s time. During the course of these activities, the Company may identify certain internal control issues that management believes should be improved. These improvements, if necessary, will likely include further formalization of policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Although management does not believe that any of these matters will result in material weaknesses being identified in the Company’s internal controls as defined by the Public Company Accounting Oversight Board, no assurances can be given regarding the outcome of these efforts. Additionally, control weaknesses may not be identified in a timely enough matter to allow remediation prior to the issuance of the auditor’s report on internal controls. Any failure to adequately comply could result in sanctions or investigations by regulatory authorities, which could harm the Company’s business or investors’ confidence in the Company.

Limitations on the Effectiveness of Controls

The Company’s management, including its CEO and CFO, does not expect that the Company’s disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

CORTEX PHARMACEUTICALS, INC.

August 15, 2005	By:	/s/ Maria S. Messinger
Maria S. Messinger
Vice President and Chief Financial Officer;
Corporate Secretary
(Chief Accounting Officer)