Form 10-Q
period 2005-09-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2005-11-14
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES   ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

32,792,458 shares of Common Stock as of November 8, 2005

CORTEX PHARMACEUTICALS, INC.

Items 1-5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited)	(Note)
	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$2,939,153	$9,157,315
Marketable securities	17,195,761	18,838,601
Accounts receivable	22,726	41,738
Other current assets	212,030	317,850

Total current assets	20,369,670	28,355,504
Furniture, equipment and leasehold improvements, net	454,445	387,818
Capitalized financing costs	—	1,135,724
Other	33,407	33,407

	$20,857,522	$29,912,453

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,156,901	$1,365,604
Accrued wages, salaries and related expenses	407,799	263,959
Unearned licensing revenue	137,281	377,524
Advance for MCI project	283,476	277,978

Total current liabilities	1,985,457	2,285,065
Unearned licensing revenue, net of current, and other long-term liabilities	68,031	22,576
Common stock warrants	—	3,958,165

Total liabilities	2,053,488	6,265,806

Stockholders’ equity:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 50,000,000; shares issued and outstanding: 32,763,122 (September 30, 2005) and 32,688,636 (December 31, 2004)	32,763	32,688
Additional paid-in capital	80,952,857	77,964,857
Deferred compensation	(155,313)	(195,250)
Unrealized loss, available for sale marketable securities	(52,011)	(48,116)
Accumulated deficit	(61,995,965)	(54,129,235)

Total stockholders’ equity	18,804,034	23,646,647

	$20,857,522	$29,912,453

See accompanying notes.

Note: The balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004
Revenues:
Research and license revenue	$589,836	$1,143,874	$1,883,910	$3,431,619
Grant revenue	35,286	31,292	87,393	123,053

Total revenues	625,122	1,175,166	1,971,303	3,554,672
Operating expenses:
Research and development	2,443,814	2,041,439	7,818,044	5,288,641
General and administrative	815,717	664,221	2,294,436	1,799,982
Non-cash stock compensation charges (A)	57,641	50,398	118,858	266,672

Total operating expenses	3,317,172	2,756,058	10,231,338	7,355,295

Loss from operations	(2,692,050)	(1,580,892)	(8,260,035)	(3,800,623)
Interest income, net	161,998	69,791	476,296	205,756
Increase in fair value of common stock warrants	—	—	(63,500)	—
Amortization of capitalized financing costs	—	—	(19,491)	(103,930)

Net loss	$(2,530,052)	$(1,511,101)	$(7,866,730)	$(3,698,797)

Net loss per share:
Basic and diluted	$(0.08)	$(0.05)	$(0.24)	$(0.14)

Shares used in calculating per share amounts:
Basic and diluted	32,671,278	28,355,096	32,652,601	27,405,162

(A) Non-cash stock compensation charges include the following related expenses:
Research and development	$57,641	$19,688	$133,808	$148,482
General and administrative	—	30,710	(14,950)	118,190

	$57,641	$50,398	$118,858	$266,672

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(7,866,730)	$(3,698,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,386	91,126
Stock option compensation expense	118,858	266,672
Amortization of capitalized financing costs	19,491	103,930
Increase in fair value of common stock warrants	63,500	—
Changes in operating assets/liabilities:
Restricted cash	—	2,713
Accrued interest on marketable securities	129,493	69,956
Accounts receivable	19,012	668,159
Other current assets	105,820	64,880
Accounts payable and accrued expenses	(64,863)	(675,643)
Unearned revenue	(194,788)	(295,982)
Advance for MCI project and other	23,977	3,258

Net cash used in operating activities	(7,565,844)	(3,399,728)

Cash flows from investing activities:
Purchase of marketable securities	(17,313,151)	(15,394,810)
Proceeds from sales and maturities of marketable securities	18,823,284	7,000,000
Purchase of fixed assets	(166,172)	(178,978)

Net cash provided by (used in) investing activities	1,343,961	(8,573,788)

Cash flows from financing activities:
Adjustment to net proceeds from issuance of common stock in December 2004 private placement	(24,211)	—
Proceeds from issuance of common stock in January 2004 private placement, net	—	17,462,007
Adjustment to net proceeds from issuance of common stock in August 2003 private placement	—	(38,419)
Proceeds from issuance of common stock upon exercise of warrants	—	984,194
Proceeds from issuance of common stock upon exercise of stock options	27,932	132,842

Net cash provided by financing activities	3,721	18,540,624

(Decrease) increase in cash and cash equivalents	(6,218,162)	6,567,108
Cash and cash equivalents, beginning of period	9,157,315	4,847,275

Cash and cash equivalents, end of period	$2,939,153	$11,414,383

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and the Company’s Transition Report on Form 10-K for the six-month period ended December 31, 2004.

In January 1999, Cortex Pharmaceuticals, Inc. (“Cortex” or the “Company”) entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”). The agreement will enable Organon to develop and commercialize the Company’s AMPAKINE® technology for the treatment of schizophrenia and depression. In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier (“Servier”), in defined territories. The agreement will enable Servier to develop and commercialize a select number of the Company’s AMPAKINE compounds for the treatment of memory impairment associated with aging and neurodegenerative diseases such as Alzheimer’s disease. In October 2002, the Servier agreement was amended to also include rights to the AMPAKINE technology for the treatment of anxiety disorders (Note 2).

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

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock plans under the fair value method. There were no options granted during the three-month period ended September 30, 2005. For the three-month period ended September 30, 2004, the fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions: weighted average risk-free interest rate of 3.3%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 69%; and a weighted average life of 4.9 years.

For the nine-month periods ended September 30, 2005 and 2004, respectively, the fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions: weighted average risk-free interest rates of 4.2% and 3.3%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 92% and 70%; and a weighted average life of 5.0 years and 4.8 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the vesting period of the options, resulting in the following pro forma information for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(2,530,052)	$(1,511,101)	$(7,866,730)	$(3,698,797)
Stock-based employee compensation included in net loss	—	(216)	14,386	6,131
Fair value of stock-based employee compensation	(426,695)	(214,167)	(1,308,657)	(1,011,981)

Pro forma net loss	$(2,956,747)	$(1,725,484)	$(9,161,001)	$(4,704,647)
Net loss per share:
Basic and diluted — as reported	$(0.08)	$(0.05)	$(0.24)	$(0.14)
Basic and diluted — pro forma	$(0.09)	$(0.06)	$(0.28)	$(0.17)

Stock-based employee compensation included in net loss, as detailed above, represents recorded charges for previously re-priced stock options held by employees and directors (excluding related charges for stock options held by consultants). The accounting for the re-priced stock options is described more fully immediately below.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (“FIN 44” or the “Interpretation”), “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25.” As required, the Company adopted FIN 44 on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Prior to release of FIN 44, in December 1998 the Company re-priced previously issued stock options to purchase approximately 970,000 shares of common stock to a price of $0.375 per share, which represented the fair market value of the common stock on the date of the re-pricing. Of the options re-priced in December 1998, as of September 30, 2005 options to purchase approximately 170,000 shares of the Company’s common stock remained outstanding.

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

For the three months ended September 30, 2005, applying FIN 44 had no impact on the Company’s net loss or net loss per share. For the three months ended September 30, 2004, the effect of applying FIN 44 was a decrease in the Company’s net loss of approximately $12,000, with no impact on net loss per share.

For the nine months ended September 30, 2005, the effect of applying FIN 44 was a decrease in the Company’s net loss of approximately $47,000, with no impact on net loss per share. For the nine months ended September 30, 2004, the effect of applying FIN 44 was a decrease in the Company’s net loss of approximately $3,000, with no impact on net loss per share. These amounts include charges for previously re-priced options held by employees, as well as directors and consultants.

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

Net Loss Per Share

Net loss and diluted loss per share are computed by dividing net loss by the weighted average number of common shares outstanding. The effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would decrease the diluted loss per share. Dilutive securities are outstanding common stock options and warrants (excluding stock options and warrants with an exercise price in excess of the average market value for the period), less the number of shares of common stock that could have been purchased with the proceeds from the exercise of the options and warrants, using the treasury stock method.

Comprehensive Loss

The Company presents unrealized gains and losses on its marketable securities, classified as “available for sale,” in its statement of stockholders’ equity and comprehensive income or loss on an annual basis and in a footnote in its quarterly reports. During the three months ended September 30, 2005 and 2004, total comprehensive loss was $2,530,612 and $1,500,728, respectively. During the nine months ended September 30, 2005 and 2004, total comprehensive loss was $7,918,741 and $3,724,094, respectively. Other comprehensive income or loss consists of unrealized gains or losses on the Company’s marketable securities, which are comprised of securities of the U.S. government or its agencies and other asset and mortgage backed securities. Unrealized losses on the Company’s marketable securities for the three months ended September 30, 2005 amounted to $560 and unrealized gains on the Company’s marketable securities for the three months ended September 30, 2004 amounted to $10,373. For the nine months ended September 30, 2005 and 2004, unrealized losses on the Company’s marketable securities amounted to $52,011 and $25,297, respectively.

Note 2 — Research and License Agreement with Les Laboratoires Servier

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Servier. The agreement will enable Servier to develop and commercialize a select number of Cortex’s proprietary AMPAKINE compounds for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment (“MCI”), sexual dysfunction, and the dementia associated with multiple sclerosis and amyotrophic lateral sclerosis. The territory covered by the exclusive license excludes North America, allowing Cortex to retain commercialization rights in its domestic market. The territory covered by the agreement also excludes South America (except Argentina, Brazil and Venezuela), Australia and New Zealand.

The agreement, as amended includes an up-front payment by Servier of $5,000,000. Additionally, under the terms of the agreement Cortex currently receives research support payments of approximately $2,220,000 per year through early December 2006 (subject to Cortex providing agreed-upon levels of research personnel and subject to annual adjustment in 2006 based upon the increase in the U.S. Department of Labor’s Consumer Price Index). Cortex is eligible to receive milestone payments, based upon successful clinical development, plus royalty payments on sales in licensed territories.

Under the October 2002 amendment, Servier provided Cortex with $4,000,000 of additional research support, in exchange for rights to the Company’s AMPAKINE compounds as a potential treatment for anxiety disorders in Servier’s licensed territories. The $4,000,000 was paid in quarterly installments of $500,000 over a two-year period, ending in September 2004.

Cortex had been recording revenue from Servier’s initial $5,000,000 up-front payment over the three-year collaborative research phase included in the October 2000 agreement. With the subsequent amendments to the agreement, Cortex adjusted the period that the Company records the Servier licensing revenue to include the extended research term that ends in early December 2006.

Note 3 — Private Placement of Common Stock and Warrants

In December 2004, the Company issued 4,233,333 shares of common stock to accredited investors in a private placement transaction for $2.66 per share, raising gross proceeds of approximately $11,260,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $10,400,000. In connection with the transaction, the Company also issued five-year warrants to the investors to purchase up to an additional 2,116,666 shares of the Company’s common stock at an exercise price of $3.00 per share. The Company also issued three-year warrants to a placement agent to purchase 164,289 shares of the Company’s common stock at an exercise price of $3.43 per share. All of the warrants issued in the transaction provide a call right in favor of the Company to the extent that the price of the Company’s common stock exceeds $7.50 per share for 13 consecutive trading days, subject to certain circumstances. The Company cannot exercise this call right prior to January 26, 2006.

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

The estimated fair value of the warrants was re-measured at December 31, 2004, and again at January 26, 2005 — the date of effectiveness of the registration statement. The increase in estimated fair value from December 31, 2004 to January 26, 2005 has been recorded as other expense in the Statement of Operations for the nine-month period ended September 30, 2005. As of the effectiveness of the registration statement, the warrant liability was reclassified to additional paid-in capital, evidencing the non-impact of these adjustments on the Company’s financial position and business operations.

As stated above, the adjustments required by EITF 00-19 were triggered by the terms of the Company’s agreements for the private placement it completed in December 2004, specifically the potential penalties if the Company did not timely register the common stock , including common stock underlying the warrants issued in the transaction. The related registration statement was declared effective by the SEC within the contractual deadline and the Company incurred no penalties. The adjustments for EITF 00-19 had no impact on the Company’s working capital, liquidity or business operations.

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

About Cortex Pharmaceuticals

Cortex engages in the discovery and development of innovative pharmaceuticals for the treatment of neurodegenerative diseases and other neurological and psychiatric disorders. Since 1993, the Company’s primary efforts have been to develop products that affect the AMPA-type glutamate receptor, a complex of proteins that is involved in communication between nerve cells in the human brain. The Company is developing a family of chemical compounds, known as AMPAKINE® compounds, which enhance the activity of this receptor. The Company believes that AMPAKINE compounds hold promise for correcting deficits brought on by a variety of diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter.

The AMPAKINE program addresses large potential markets. The Company’s commercial development plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of AMPAKINE products for those indications that require sizable, expensive clinical trials and very large sales forces to achieve significant market penetration. At the same time, the Company plans to develop internally a selected set of indications, eligible for “orphan drug” status. Such designation by the Food and Drug Administration is usually applied to products where the number of patients in the United States in the given disease category is less than 200,000 per year. These orphan drug indications typically require more modest investment in the development stages, and involve a more concentrated sales force to reach selected medical centers and a limited number of medical specialists in the United States. If the Company is successful in the pursuit of this operating strategy, the Company may be in a position to contain its costs over the next few years, to maintain its focus on the research and early development of novel pharmaceuticals (where the Company believes that it has the ability to compete) and eventually to participate more fully in the commercial development of AMPAKINE products in the United States.

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

In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier (“Servier”). The agreement will allow Servier to develop and commercialize the Company’s AMPAKINE technology for the treatment of declines in cognitive performance associated with aging and neurodegenerative diseases. The agreement, as amended, includes an up-front payment by Servier of $5,000,000. Additionally, under the terms of the agreement Cortex currently receives research support payments of approximately $2,220,000 per year paid on a quarterly basis, which payments are expected to continue through early December 2006 (subject to Cortex providing agreed-upon levels of research personnel). The agreement also includes milestone payments based upon successful clinical development and royalty payments on sales in licensed territories.

In October 2002, in exchange for an additional $4,000,000 of research support, Servier expanded its rights to the AMPAKINE compounds to include the field of anxiety disorders, in its licensed territories. The $4,000,000 was paid in quarterly installments of $500,000 over a two-year period that ended in September 2004. See Note 2 to the Financial Statements.

From inception (February 10, 1987) through September 30, 2005, the Company has sustained losses aggregating $59,964,000. Continuing losses are anticipated over the next several years. During that time, the Company’s ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovative Research (“SBIR”) grants, research support payments from the collaboration with Servier and by possible milestone payments from Organon and Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that the Company is seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of its products. The nature and timing of payments to Cortex under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect the Company’s operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, the Company will be dependent upon the successful introduction of a new product into the North American market from its internal development, as well as the successful commercial development of its products by Organon, Servier or its other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months and Nine Months ended September 30, 2005 and 2004

For the three months ended September 30, 2005, the net loss of approximately $2,530,000 compared with a net loss of approximately $1,511,000 for the corresponding prior year period. For the nine months ended September 30, 2005, the net loss of approximately $7,867,000 compared to a net loss of approximately $3,699,000 for the corresponding prior year period.

Revenues for the three months ended September 30, 2005 decreased from approximately $1,175,000 to approximately $625,000, or by 47% compared to the three months ended September 30, 2004. For the nine months ended September 30, 2005, revenues decreased from approximately $3,555,000 to approximately $1,971,000, or by 45% compared to the nine months ended September 30, 2004. Revenues for the current year periods decreased following the end of scheduled research support payments under the October 2002 amendment to the Servier agreement. The final quarterly payment of $500,000 from that amendment was received during the quarter ended September 30, 2004.

Research and development expenses for the three-month period ended September 30, 2005 increased from approximately $2,041,000 to approximately $2,444,000, or by 20% from the corresponding prior year period. The increased expenses primarily reflected amounts related to increases in the Company’s scientific staff and charges incurred with patent filings for the Company’s AMPAKINE technology.

For the nine-month period ended September 30, 2005, research and development expenses increased from approximately $5,289,000 to approximately $7,818,000, or by 48% from the corresponding prior year period, with most of the increase due to expenses related to advancing the second generation AMPAKINE CX717 in Phase I and early Phase II human clinical trials, along with increased sponsored research supporting the AMPAKINE program and costs related to expanding the Company’s research staff.

General and administrative expenses for the three-month period ended September 30, 2005 increased from approximately $664,000 to approximately $816,000, or by 23% compared to the corresponding prior year period. Most of the increased expenses reflect fees related to preparing for the Company’s assessment of its internal control system as of December 31, 2005, as required by The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

For the nine-month period ended September 30, 2005, general and administrative expenses increased from approximately $1,800,000 to approximately $2,294,000, or by 27% compared to the corresponding prior year period. Expenses for the current year period include the costs for implementing the internal control reporting requirements of Sarbanes-Oxley, timing of fees and expenses for the Company’s Board of Directors and amounts related to the change in the Company’s fiscal year end from June 30 to December 31 and for filing the resultant transition report on Form 10-K for the six months ended December 31, 2004 in March 2005.

Net interest income increased in the current year periods due to an increase in cash available for investing following the Company’s net proceeds of approximately $10,400,000 from the private placement of its common stock and warrants to purchase shares of common stock in December 2004.

Other expenses for the nine months ended September 30, 2005 and 2004 represent non-cash charges for the change in estimated value of warrants issued in connection with the Company’s private equity financings in December and January 2004, respectively. See Note 3 to the Condensed Financial Statements.

Liquidity and Capital Resources

Sources and Uses of Cash

From inception (February 10, 1987) through September 30, 2005, Cortex has funded its organizational and research and development activities primarily through the issuance of equity securities, funding related to collaborative agreements and net interest income.

Under the agreement with Servier signed in October 2000, as amended to date, Cortex currently receives research support payments of approximately $2,220,000 per year through paid on a quarterly basis, which payments are expected to continue through early December 2006, as adjusted based on the U.S. Department of Labor’s Consumer Price Index and subject to Cortex providing agreed-upon levels of research personnel. The agreement also includes milestone payments based upon successful clinical development and royalties on sales in licensed territories.

Under the terms of the agreement with Organon signed in January 1999, the Company may receive milestone payments based on further clinical development of the licensed technology and, ultimately, royalties on worldwide sales.

In August 2003, the Company completed a private placement of an aggregate of 3,333,334 shares of its common stock at $1.50 per share and five-year warrants to purchase up to an additional aggregate of 3,333,334 shares at an exercise price of $2.55 per share. The Company received approximately $4,500,000 in net proceeds from the private placement. As of September 30, 2005, warrants to purchase up to 2,993,337 shares remained outstanding. If these warrants are fully exercised, of which there can be no assurance, such exercise would provide approximately $7,630,000 of additional capital to the Company. The warrants are subject to a call right in favor of the Company to the extent that the closing price of the Company’s common stock exceeds $6.00 per share for any 13 consecutive trading day period following December 8, 2005.

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

As of September 30, 2005, the Company had cash, cash equivalents and marketable securities totaling approximately $20,135,000 and working capital of approximately $18,384,000. In comparison, as of December 31, 2004, the Company had cash, cash equivalents and marketable securities of approximately $27,996,000 and working capital of approximately $26,070,000. The decreases in cash and working capital reflect amounts required to fund the Company’s operations, including the clinical development of AMPAKINE CX717.

Net cash used in operating activities was approximately $7,566,000 during the nine months ended September 30, 2005, and included the Company’s net loss for the period of approximately $7,867,000, adjusted for non-cash expenses for depreciation, amortization and stock compensation (including the change in fair value of common stock warrants) approximating $282,000, and changes in operating assets and liabilities. For the nine months ended September 30, 2004, net cash used in operating activities approximated $3,400,000, reflecting the Company’s net loss of approximately $3,699,000 for the period, adjusted for non-cash expenses for depreciation, amortization and stock compensation of approximately $462,000 and changes in operating assets and liabilities.

Net cash provided by investing activities approximated $1,344,000 during the nine months ended September 30, 2005, and primarily resulted from the sale and maturity of marketable securities of approximately $18,823,000, partially offset by the purchase of marketable securities of $17,313,000. Fixed asset purchases for the current year period approximated $166,000. For the nine months ended September 30, 2004, net cash used in investing activities approximated $8,574,000, and mostly included approximately $15,395,000 for the purchase of short-term investments, offset by the maturity of investments of $7,000,000. Fixed asset purchases for the prior year nine-month period approximated $179,000.

Net cash provided by financing activities were minimal for the nine months ended September 30, 2005 and resulted from the exercise of options to purchase shares of the Company’s common stock. For the nine months ended September 30, 2004, net cash provided by financing activities approximated $18,540,000, representing net proceeds of approximately $17,423,000 from the private placements of the Company’s common stock, along with proceeds of approximately $1,117,000 from the exercise of warrants and options to purchase shares of the Company’s common stock.

Commitments

The Company leases approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2009. The commitments under the lease agreement for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 are $113,000, $462,000, $482,000, $501,000 and $212,000, respectively.

Remaining commitments for clinical studies of CX717 and other preclinical expenses amount to approximately $3,682,000. Separately, the Company is committed to approximately $680,000 for sponsored research at academic institutions, all of which is payable over the next twelve months.

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

Staffing

As of September 30, 2005, Cortex had a total of 23 full-time research and administrative employees. The Company anticipates modest increases in staffing over the next twelve months. During the same time period, the Company expects that it may make more sizable investments in its facility and accompanying equipment.

Outlook

Cortex anticipates that its cash, cash equivalents and marketable securities, and the scheduled research support payments from its agreements with Servier will be sufficient to satisfy its capital requirements through early calendar year 2007. Additional funds will be required to continue operations beyond that time. Cortex may receive additional milestone payments from the Organon and Servier agreements. However, there is no assurance that the Company will receive such milestone payments from Organon or Servier within the desired timeframe, or at all.

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

The Company’s exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of the Company’s financial instruments are fixed rate, short-term investments in government and corporate notes and bonds. Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. The Company manages interest rate risk on its investment portfolio by matching scheduled investment maturities with its cash requirements. As of September 30, 2005, the Company’s investment portfolio had a fair value and carrying amount of approximately $17,196,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2005, the resulting decline in the fair value of fixed rate bonds held within the portfolio would not be material to the Company’s financial position, results of operations and cash flows.

The Company’s borrowing consists of its advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that Cortex enters an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of September 30, 2005, the principal and accrued interest of the advance amounted to approximately $283,000.

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

CORTEX PHARMACEUTICALS, INC.

November 14, 2005	By:	/s/ Maria S. Messinger
Maria S. Messinger Vice President and Chief Financial Officer; Corporate Secretary (Chief Accounting Officer)