Form 10-K
period 2005-12-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2006-03-16
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2005 was $75,806,800 (based on the closing sale price of the common stock as reported by The American Stock Exchange on such date). As of March 10, 2006, there were 33,128,293 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 10, 2006 (TO BE FILED WITH THE COMMISSION ON OR BEFORE APRIL 30, 2006) ARE INCORPORATED BY REFERENCE INTO PART III.

(Attached to this Report on Form 10-K)

In this Annual Report on Form 10-K, the terms “Cortex,” the “Company,” “we,” “us” and “our” refer to Cortex Pharmaceuticals, Inc., a Delaware corporation.

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” and similar expressions include, but are not limited to, statements regarding (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of our proposed products and (iv) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding our business and technology, which involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as representation by us or any other person that our objectives or plans will be achieved.

PART I

Item 1. Business

Our primary focus is to develop a novel pharmacology that positively modulates AMPA-type glutamate receptors, a complex of proteins involved in the communication between nerve cells in the human brain. We are developing a family of proprietary pharmaceuticals known as AMPAKINE® compounds that enhance the activity of this receptor. We believe that AMPAKINE compounds hold promise for correcting neurological and psychiatric diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter.

AMPAKINE compounds, which act on chemical pathways that impact at least 85% of all the neurotransmission occurring in the brain, have been demonstrated to enhance memory and cognition in both animals and humans. The compounds can be taken orally or intravenously, and rapidly pass through the blood-brain barrier. During the past year a new AMPAKINE compound, CX717, was advanced into Phase II clinical development and key efficacy trials for the compound should be completed by the end of March 2006.

The AMPAKINE platform addresses large potential markets. According to research data from IMS Health, in 2004 worldwide sales for central nervous system products to treat brain-related disorders and diseases exceeded $72 billion, with growth at more than 20% on an annualized basis. Our business plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of specific AMPAKINE compounds for those indications that require sizable, expensive Phase III clinical trials — and very large sales forces to achieve significant market penetration. Diseases such as Alzheimer’s disease, mild cognitive impairment (“MCI”), Parkinson’s disease, Attention Deficit Hyperactivity Disorder (“ADHD”), schizophrenia, depression and others may benefit from treatment with AMPAKINE drugs and require such larger distribution. At the same time, we plan to develop compounds internally for a selected set of indications, many of which will allow us to apply for “Orphan Drug” status. Such designation by the Food and Drug Administration (the “FDA”) is

usually applied to products where the number of patients in the United States (“U.S.”) in the given disease category is less than 200,000 per year. These Orphan Drug indications typically require more modest investment in the development stages, follow a quicker regulatory path to approval, and involve a more concentrated and smaller sales force targeted at selected medical centers in the U.S. The key indications that we plan to pursue internally include (a) restoration of memory and diminution of loss of memory due to electroconvulsive therapy, (b) excessive daytime sleepiness due to narcolepsy, sleep apnea and shift work, (c) Huntington’s disease, (d) Amyotrophic Lateral Sclerosis and (e) Fragile X syndrome.

We may also pursue other Orphan Drug indications and upon any related approval, may expand our clinical potential into non-Orphan Drug indications. As an example, if we obtain approval for an indication related to Fragile X syndrome, expansion into treatment of autism may follow. While the market potential in the U.S. for most of the listed Orphan Drug indications varies between $200 million and $400 million per indication, Cortex estimates that the consolidated potential for all indications that we may pursue, including expansion into non-Orphan Drug indications, provides us with a market potential of over $3 billion. This amount does not include any revenues from any potential license of the Company’s intellectual property. We will continue to seek one or more significant license or collaboration arrangements with larger pharmaceutical companies, while we prepare ourselves for potential entrance into the pharmaceutical market with our own products. These arrangements may permit other applications of the AMPAKINE compounds to be advanced into later stages of clinical development and may provide access to the extensive clinical trials management, manufacturing and marketing expertise of such companies.

In January 1999, we entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”), a subsidiary of Akzo Nobel. The agreement grants Organon worldwide rights to develop and commercialize our AMPAKINE technology for the treatment of schizophrenia and depression. In October 2000, we entered into a research collaboration and license agreement with Les Laboratoires Servier (“Servier”). The agreement, as amended to date, will allow Servier to develop and commercialize select AMPAKINE compounds in defined territories of Europe, Asia, the Middle East and certain South American countries as a treatment for (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The indications covered include, but are not limited to, Alzheimer’s disease, MCI, sexual dysfunction and anxiety disorders. Either we or Servier may terminate the research collaboration effective December 7, 2006, by giving at least six months notice. We are currently in discussions with Servier regarding the termination.

For the years ended December 31, 2005 and 2004, our research and development expenses were approximately $11,179,000 and $8,173,000, respectively. For the six-month periods ended December 31, 2004 and 2003, our research and development expenses were approximately $4,926,000 and $2,869,000, respectively. For the years ended June 30, 2004 and 2003, our research and development expenses were approximately $6,116,000 and $3,724,000, respectively. The increased expenses for the most current periods reflect increased research and development costs for initiating toxicology and human clinical testing of the AMPAKINE CX717.

We face a number of risks in moving our technology through research, development and commercialization. We have never had revenues from commercial sales, have never been profitable on an annual basis and have incurred net losses approximating $63,700,000 through December 31, 2005. We do not anticipate profitability in the short term and will continue to require external funding, either from the private or public equity markets or from corporate partners and licenses of our technology. As of yet, neither we nor any of our corporate partners have obtained FDA approval to market any of our products. All of these risks, and others, are described in “Risk Factors” starting on page 18.

Our executive offices are located at 15231 Barranca Parkway, Irvine, California 92618, and our telephone number is (949) 727-3157.

Our website is www.cortexpharm.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as practicable after such material is electronically filed with the Securities and Exchange Commission.

As reported on our Current Report on Form 8-K dated November 10, 2004, we changed our fiscal year end from June 30 to December 31. As a result, we are reporting amounts for the six-month transition period ended December 31, 2004 in order to reflect the change to our fiscal year to match the calendar year.

AMPA Receptor Modulator Program

In June 1993, we licensed a new class of molecules and technology — the AMPAKINE technology — from the University of California. We have subsequently been working to develop and patent new AMPAKINE molecules and to demonstrate efficacy and safety in a number of potential indications.

AMPAKINE compounds facilitate the activity of the AMPA receptor, which binds the neurotransmitter glutamate. The AMPAKINE compounds interact in a highly specific manner with the AMPA receptor in the brain, lowering the amount of neurotransmitter required to generate a response, and increasing the magnitude of the response to any given amount of glutamate. We believe that this selective amplification of the normal glutamate signal may eventually find utility in the treatment of neurological and psychological diseases and disorders characterized by depressed functioning of brain pathways.

The majority of excitatory synaptic connections in the brain utilize glutamate, and those synaptic connections decline with age. Thus, brain disorders associated with aging may be amenable to treatment with AMPAKINE compounds. Such disorders include MCI, Alzheimer’s disease and Parkinson’s disease. Schizophrenia, depression and other psychiatric disorders may involve imbalances of neurotransmitters in the brain, such as dopamine, serotonin, acetylcholine and norepinephrine. Given that glutamate modulates many of these other neurotransmitters, it may play a role in the rebalancing of neurotransmission. AMPAKINE compounds may provide a new approach to treat both neurological and psychiatric disorders by directly modulating the AMPA receptor to enhance the release of glutamate. A study with AMPAKINE compounds in patients with schizophrenia indicated improvement in a number of symptoms also common to patients with ADHD. We and our collaborators have obtained other encouraging preliminary results in animal models of sleep deprivation, Fragile X syndrome, depression, libido and stroke.

See “Risk Factors – Risks related to our business – We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” on page 20 for a discussion of certain risks related to the development and commercialization of our products, including, without limitation, risks related to its clinical trials.

Lead Development Candidate — AMPAKINE CX717

One of the most compelling animal studies conducted with the AMPAKINE CX717 involves a model that examines the effects of sleep deprivation on cognitive performance in non-human primates. As reported by Wake Forest University School of Medicine in the September 2005 publication of the “Public Library of Sciences — Biology,” the model utilizes a colony of rhesus macaque monkeys. The monkeys are trained to use a cursor to respond to computer images and carry out simple memory tasks. When the monkeys get a correct answer, they are rewarded with a squirt of juice.

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

Based upon these results, and extensive required safety testing in rats and dogs, as well as monkeys, we have completed a series of Phase I clinical studies of CX717 in the United Kingdom. The studies were conducted with the assistance of Quintiles – Guy’s Drug Research Unit, a large and well-respected clinical research organization. All of the Phase I safety trials were completed by early 2005 and provided evidence of safety for doses of up to 1,600 mg of CX717 in single doses and up to 800 mg of the drug given twice daily for ten (10) days in 104 human subjects.

The first of these Phase I studies was a randomized, double-blind single rising dose study to explore the safety, tolerability and pharmacokinetics (the time course of absorption, distribution, metabolism and excretion of the drug from the body) of CX717 in healthy young male volunteers between the ages of 18 and 45. Eight volunteers per dose group randomly received CX717 (n = six men) or placebo (n = two men). We dosed patients with up to 1,600 mg of CX717 in this protocol and did not reach a maximum tolerated single dose. We decided that further single-dose increases were not warranted in this study. On a single dose basis, the 54 volunteers who have received CX717 tolerated the drug very well.

A second study explored the effect of food taken immediately before administration in a single dose group of eight young, healthy men in an open label, two-way crossover design. Of the eight male subjects, four were fed and four fasted during each arm of the crossover. The results of this study demonstrated that there was no statistical difference between the rate and amount of drug absorption when given with food as compared to the fasting state. These results are encouraging in our consideration of potential future clinical trials of longer duration where administration of meals will be necessary. If the compound is successful in additional clinical trials, the eventual dosage regimens for patients may be greatly simplified.

The third study was a randomized, double-blind multiple rising dose study to examine the safety and tolerability of CX717 in young, healthy male volunteers. Four groups of eight volunteers (CX717 = six men; placebo = two men) received daily doses of CX717 for ten (10) days. Safety and pharmacokinetics were fully assessed on days one and ten, with single samples taken at pre-dosing during intervening days. The doses utilized were 100 mg once per day, 300 mg once per day, 500 mg twice per day and 800 mg twice per day for ten (10) days. All of the four doses were administered successfully to the four groups of subjects for ten days with excellent safety results. While at the highest doses some repeated sleep interruptions, headaches and dizziness were reported, a maximum tolerated dose was not reached.

The fourth of the studies was a randomized, double-blind, multiple dose study in seven healthy, elderly male volunteers (CX717 = five men; placebo = two men) and eight healthy elderly female volunteers (CX717 = six women; placebo = two women) to examine the safety, tolerability and pharmacokinetics of CX717 with 300 mg administered once daily for ten (10) days. This study was initiated in December 2004 and the treatment phase of the study was completed in early March 2005. At the end of the ten-day dosing period, there were no significant differences in pharmacokinetic assessments between the elderly males and elderly females, and, in addition, the pharmacokinetic profile of CX717 in the healthy elderly was not different from that seen for the healthy young volunteers. The safety and tolerability of the 300 mg dose in the healthy elderly was excellent. There were no withdrawals, serious adverse events or clinically significant adverse events. The few adverse events that were noted during the ten-day treatment period were all mild in severity. Headache and sleep disturbance were the most commonly reported adverse events.

In addition to the volunteers listed in the above studies, seven other volunteers received CX717 in a formulation crossover study.

The pharmacokinetic results to date from the 104 volunteers who have taken CX717 show that the half life of the drug averages over 9 hours and the amount of drug absorbed over the range of 25 mg to 1600 mg was linear and predictable. Very high plasma drug levels and area under the curve values were found, both indicating an excellent absorption profile for the drug. Additionally, using the single dose kinetic parameters, we have been able to accurately predict the results of the multi-dosing trials. The simulations and the actual data overlapped as would be expected if the kinetic data was accurate. In summary, to date we have found the drug to have an excellent safety profile, seemingly well absorbed and linear kinetics over a large range of doses in normal volunteers. The doses administered to the normal volunteers were up to 16 times greater than those needed to produce efficacy results in the primates. If the clinical efficacy in humans can be demonstrated over the same dosage ranges as has been found in non-human primates, the potential for once a day dosing seems feasible.

In addition to the safety and tolerance studies that continue and daily dosing over a ten-day period, we completed a kinetic study to evaluate the absorption of an oral solution as compared to oral capsules filled with drug of two different particle sizes. The results from this study were as expected. The oral solution was most rapidly absorbed, followed by the capsule containing the smaller particles. The capsule with the larger drug particles had the slowest absorption. This dissolution rate controlled absorption process is quite common and will allow us to improve the dosage forms to be used in the planned Phase IIb efficacy trials to be initiated later during calendar year 2006. No significant differences were found in the amount of drug absorbed by the subjects or in the elimination half-life for the drug among the various dosage forms tested.

We also have completed a Phase IIa pilot efficacy trial in sleep deprivation that was conducted in the United Kingdom. The study was designed to evaluate the effectiveness of CX717 in ameliorating the sleepiness and temporary cognitive impairment induced by overnight sleep deprivation. The study was a randomized, double-blind, placebo-controlled, four-way crossover trial of 16 male volunteers. Doses tested were 100 mg, 300 mg, and 1,000 mg of CX717 as well as placebo. The main outcome measures were the maintenance of wakefulness test (“MWT”), polysomnography during a recovery sleep phase, and cognitive performance testing during the sleep deprivation portion. The primary finding, derived from results on the MWT and polysomnography, was that CX717 enhanced alertness in a dose-dependent manner. The study also demonstrated preliminary evidence that CX717 may improve some cognitive performance measures. The improvements in cognitive function with CX717 were best illustrated in the subjects who suffered a decline in their cognition as a result of the sleep deprivation. There were no serious adverse events or clinically significant safety issues in the study. All doses of CX717 were well tolerated. Mild headache was the most common adverse event.

Additionally, we recently completed two separate three-month toxicology studies for CX717, one with a rodent species and one with a non-rodent species, as required by the guidelines of the FDA. Each study examined the effects of very high (toxicological) daily doses of CX717 for ninety consecutive days. Each study included extra animals to assess whether any observed toxicological effects were reversible once dosing was stopped. Full reports for each of these three-month toxicology studies have been submitted to the FDA for review. We also initiated reproductive toxicology studies of CX717 that are necessary to include women of childbearing potential in future Phase IIb studies. We are planning longer (e.g., six-month) general toxicology studies to support clinical studies of greater than three months duration.

We have subsequently initiated three different Phase IIa studies to evaluate the efficacy of CX717 in (a) the treatment of ADHD in adult patients, (b) the effect on adult male subjects in a shift work paradigm being funded by the Defense Advanced Research Projects Agency (“DARPA”), and (c) a positron emission tomography (“PET”) scan analysis of the drug in Alzheimer’s disease patients.

Preliminary results of the ADHD study are described below. Additional results of the ADHD study and the shift work study are expected to be reported in March or April 2006.

Potential Applications for AMPAKINE Compounds

ADHD

ADHD is a common psychiatric disorder in both children and adults. The National Institute of Mental Health (“NIMH”) estimates that ADHD affects three to five percent of school-age children, with about one child in every classroom in the U.S. in need of help for this disorder. ADHD is characterized by inattentiveness, poor impulse control and hyperactivity. The disorder was historically thought of as a childhood illness. Longitudinal studies however have documented the persistence of symptoms into adulthood in a large percentage of childhood sufferers. The prevalence of ADHD is estimated at 2% to 4% of adults. ADHD exacts a significant toll on social relationships, education, and vocational attainment. Relative to those without the disorder, adults with ADHD tend to have higher rates of divorce, lower grade point averages in school, lower graduation rates, lower socioeconomic status, and more frequent problems with unemployment.

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

We believe that AMPAKINE compounds may represent a novel, non-stimulant approach for treating ADHD patients, but until the development of CX717, we have lacked an AMPAKINE compound with the appropriate potency and duration of activity to treat ADHD. Given the impressive behavioral improvement in attention and performance in primate studies with CX717 and of the longer acting AMPAKINE compounds, we undertook a pilot trial in adults with ADHD.

In early March 2006, we reported preliminary results from our lead AMPAKINE drug, CX717, which showed positive results in the treatment of adults with ADHD. Forty-nine patients with ADHD completed the randomized, double-blind, placebo-controlled, two-way crossover design study performed at seven U.S. sites. We undertook this Phase IIa clinical trial to assess both the dose of drug required and the effectiveness of CX717 in an adult ADHD population. The primary outcome measure was the ADHD Rating Scale (ADHD-RS) which evaluates both the inattentiveness and hyperactivity symptoms. The overall ADHD-RS score showed a positive trend in the 800 mg twice daily dose group of 22 patients with a statistically significant effect on the hyperactivity subscale (p=0.050) compared to placebo. The 200 mg twice daily dose, tested in a group of 27 patients, did not show a significant effect. CX717 was well tolerated, and there were no serious adverse events or other significant safety concerns with either dose.

Each subject received placebo during one treatment and either CX717 200 mg twice daily or CX717 800 mg twice daily in the other treatment period. Each treatment period was three weeks with a two-week washout in between. Sixty-eight subjects were randomized of whom 65 took either CX717 or placebo. Of those 65, 49 completed all assessments in both treatment periods. Most subjects who withdrew did so for non-treatment related reasons. Analyses of parameters other than the primary outcome measure, ADHD-RS, are ongoing.

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

It is in the early and middle stages of Alzheimer’s disease that we believe AMPAKINE molecules may play a valuable role, enhancing the effectiveness of the brain cells that have not yet succumbed to the disease. This enhancement may help to alleviate the memory and cognitive deficits that constitute the major symptoms of Alzheimer’s disease.

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

Day-Time Sleepiness Disorders

Sleep disorders represent a broad range of illnesses arising from many causes, including abnormalities in physiological functions during sleep, abnormalities of the biological clock and sleep disturbances that are induced by factors outside of the sleep process. According to the National Sleep Foundation, over the past century, society has reduced its average asleep time by 20 percent and, in the past 25 years, added a month to its average annual work/commute time. When the body is deprived of the sleep that it needs, the ability to concentrate or perform even simple tasks declines, and productivity suffers. Cortex believes that AMPAKINE compounds may be useful in treating day-time sleepiness resulting from narcolepsy, shift work and obstructive sleep apnea among other potential causes.

Narcolepsy is the classic example of a disorder causing excessive daytime sleepiness. It is a disabling neurological disorder that affects approximately 50,000 people in the U.S. The key features of narcolepsy are excessive daytime sleepiness, disrupted nighttime sleep and periodic irresistible sleep attacks of sudden onset and brief duration. The number and severity of symptoms vary widely among individuals with the disorder, with symptoms generally beginning between the ages of 15 and 30. There is currently no cure for narcolepsy although many of the symptoms can be controlled with behavioral and medical therapy.

Narcolepsy represents an Orphan Drug indication that would reduce both our cost and time to market for a potential therapeutic agent. The potential of using AMPAKINE compounds for treatment of narcolepsy comes from work done in a monkey model of sleep deprivation. In these monkey studies, CX717 and other AMPAKINE compounds were able to reverse the deficits that sleep deprivation caused in the ability of the monkeys to accurately perform a challenging cognitive performance task. The results in the monkey model were supported by our results with CX717 in a human sleep deprivation model.

In June 2004, we announced that Dr. Sam Deadwyler, Professor and Vice Chairman, Department of Physiology and Pharmacology at Wake Forest University School of Medicine has received a grant of approximately $5,100,000 from DARPA to continue his research at Wake Forest University on the effects of sleep deprivation in primates, including the effects of CX717 and other AMPAKINE compounds.

Depression

It is estimated that depression affects over 18.8 million people in the U.S. and over 121 million people worldwide, with approximately 20% of the global population at risk of developing major depression at some point in their lives. Women are almost twice as likely to suffer from depression as men (9.5% versus 5.8%), but prevalence figures vary from country to country. Depression costs the U.S. an estimated $44 billion each year. The World Health Organization predicts depression will become the leading cause of disability by the year 2020.

In the U.S., the depression market is considered the largest segment of the central nervous system market with global sales of $15.9 billion in 2004. This is a mature market with a number of the leading brands facing patent expiration in the next six years.

In January 1999, we entered an exclusive worldwide license agreement with Organon that enables Organon to develop and commercialize the AMPAKINE compounds for the treatment of schizophrenia. The agreement with Organon included an option for a similar license in the field of depression.

In December 2003 Organon exercised its option to the depression field and currently has a Phase II study in bipolar depression underway at the NIMH. Organon is subject to annual spending requirements for research and development using AMPAKINE compounds in the depression field. The terms of the agreement also include milestone payments based upon clinical development and royalties on worldwide sales.

Fragile X and Autism

Fragile X is an inherited disorder that represents the most common cause of inherited mental retardation. The disorder affects approximately 60,000 to 80,000 patients in the U.S., thus qualifying the disorder as an Orphan Drug indication. Symptoms of Fragile X syndrome include mental impairment ranging from learning disabilities to mental retardation, attention deficit and hyperactivity, anxiety and unstable mood and autistic-like behaviors.

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

Recent scientific research has led to an improved understanding of Fragile X syndrome and autism. A number of scientists have suggested that the use of a drug to enhance glutamate transmission, such as an AMPAKINE compound, may be beneficial.

Further, the genetic defect in Fragile X results in the reduction or absence of an important protein, FMRP. FMRP is thought to play an important role in allowing normal levels of AMPA receptor proteins to be made. Increasing the activity of AMPA receptors with an AMPAKINE may overcome the reduced number of AMPA receptors produced by the reduced level of FMRP protein.

Some Fragile X clinicians believe that AMPAKINE compounds with the potential to raise neurotrophic levels may improve Fragile X patients, especially if administered at a young age. An earlier study with CX516 in Fragile X did not prove to be efficacious, but suffered from the same deficiencies of all the other CX516 studies that were related to the inadequacies of the compound. More potent and longer lasting AMPAKINE compounds, particularly ones which up regulate BDNF, will be required to moderate this disease.

Huntington’s Disease

Huntington’s disease (“HD”) is an inherited, progressive brain disorder characterized by involuntary movements, psychiatric disturbances, and dementia. It typically strikes people whose ages are in the 30s or 40s. Patients ultimately lose physical and mental abilities to care for themselves. Walking becomes impossible, swallowing difficult, and dementia profound. At the end stage of the disorder, most patients require institutionalization. Current epidemiologic data show that there are 25,000 to 30,000 patients in the United States with HD, thus qualifying it as an Orphan Drug indication.

Both low and high impact AMPAKINE compounds may play a role in the treatment of HD either as a mono-therapy or in combination with existing pharmacology. AMPAKINE compounds, like CX717, could potentially play a symptomatic role in the reduction of memory and cognitive components of this disease. High impact AMPAKINE compounds that have a potent effect on the production of neurotrophic factors, such as Brain Derived Neurotrophic Factor (“BDNF”), theoretically could have a disease modifying effect on this terminal disease.

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

The effects of chronic ECT have been discussed in recent studies on the pathophysiology of depression. This work has led to the hypothesis that ECT and antidepressant drugs, via regulation of neurotrophic factors, reverse the atrophy of stress-vulnerable neurons or protect these neurons from further damage. It is possible that AMPAKINE compounds may enhance the recovery of memory post-ECT therapy.

The availability of monkey models of ECT could allow us to test intervention with CX717 and other AMPAKINE compounds. If AMPAKINE drugs, like CX717 or a high impact AMPAKINE compound are protective against the negative effects of ECT, this could provide a unique niche for AMPAKINE drugs in the hospitals where ECT is currently used.

Mild Cognitive Impairment

In the aging population, there is a continuum of cognitive decline. This continuum ranges from normal (for the general age group) to MCI to probable Alzheimer’s disease or other types of dementia. Patients with MCI currently represent the earliest clinically-defined group with memory impairment beyond that expected for normal individuals of the same age and education, but do not meet clinical criteria for Alzheimer’s disease.

It is estimated that there are between three and four million people with MCI. The memory deficits in the MCI population are clinically discernible and can interfere with daily functioning. MCI patients also appear to have a greatly increased risk of developing Alzheimer’s disease. Whereas approximately 1-2% of the normal elderly population will be diagnosed with Alzheimer’s disease every year, 10-15% or more of MCI patients will progress to Alzheimer’s disease per year.

Given the lack of consensus by the FDA on the diagnostic and outcome for success in MCI, we believe that the low impact AMPAKINE CX717 or high impact compounds in our pipeline must first demonstrate efficacy in Alzheimer’s disease before undertaking studies with these compounds in MCI. Yet given the potential size of the MCI market, we remain interested in this indication.

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

The first conventional anti-psychotics for schizophrenia were developed in the 1950s and 1960s. These drugs helped to reduce the positive symptoms of the disease and greatly reduced the need for chronic hospitalization but can be difficult to use because of safety and tolerability issues. Newer agents achieve good control of positive symptoms, partial control of negative symptoms and better patient compliance with medication due to lower frequency of side effects. However, clinicians agree that there are still substantial side effects and that the cognitive symptoms of schizophrenia are not greatly improved by any available agent. The persistence of cognitive symptoms prevents many patients from successfully reintegrating into society.

Schizophrenia has long been thought to have its biochemical basis in an over-activity of dopamine pathways projecting into an area of the brain known as the striatum. More recently, a developing body of evidence suggests that schizophrenia also involves reduced activity of glutamate pathways projecting into the same area. We began studying whether AMPAKINE compounds, which increase current flow through the AMPA subtype of glutamate receptor, might have relevance to the treatment of schizophrenia.

In January 1999, we entered into an exclusive worldwide license agreement with Organon. The agreement will enable Organon to develop and commercialize our proprietary AMPAKINE technology for the treatment of schizophrenia. Under the agreement, Organon has rights to intellectual property that includes broad medical use patents covering the use of any AMPA receptor modulating compound to treat schizophrenia as a mono-therapy, or in combination with other anti-psychotic medications.

Organon is currently conducting clinical testing of the AMPAKINE compound, ORG24448, in patients with schizophrenia. In May 2000, we achieved our first milestone under the related agreement when Organon selected a licensed compound to pursue in Phase I clinical testing, triggering a $2,000,000 payment to us. In September 2001, Organon informed us of its intent to continue development of the selected compound by entering Phase II clinical testing, triggering a second $2,000,000 milestone payment. Additional payments from the Organon agreement for schizophrenia will depend upon the drug successfully completing Phase II studies and the initiation of Phase III trials.

A second AMPAKINE drug candidate licensed to Organon is currently in two clinical trials for the treatment of schizophrenia, one a mono-therapy trial that should be completed in 2006 and the other trial in combination with other antipsychotic agents that is just being initiated.

Stroke

A stroke occurs when a blood clot blocks a blood vessel interrupting blow flow to the brain or when a blood vessel in the brain breaks. When a stroke occurs, brain cells within the immediate area of damage usually die within minutes to a few hours. When brain cells die, control of functions such as speech, movement and sensation may be lost. A stroke can happen to anyone, although the risk increases significantly with age. According to the National Stroke Association, two-thirds of all strokes happen to people over the age of 65, with the risk doubling each decade past age 55.

Treatment of stroke victims represents a critical unmet need. The National Stroke Association estimates that there are nearly 4 million people in the U.S. who have survived a stroke and are living with the after-effects.

Preclinical experiments conducted by Kevin Lee, Ph.D. at the University of Virginia and by two pharmaceutical companies have demonstrated that AMPAKINE compounds can be safely administered to animals under mimicked stroke-like conditions. Additionally, our research suggests that AMPAKINE compounds may be neuroprotective — AMPAKINE treatment may provide protection to at-risk neurons adjacent to the area of damage following a stroke.

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

In May 1999, we received notice of a Phase I SBIR award of $100,000 from the National Institutes of Health to investigate the AMPAKINE technology as a potential new stroke therapy. Subsequently, in October 2000 we received notice of a Phase II SBIR award of up to $1,074,000 to continue our research.

The goals of the research plan include determining if an AMPAKINE compound administered in advance can reduce damage to neurons in an animal model of stroke; and to determine if the compound reduces damage to the memory of the animals. An AMPAKINE compound will also be administered after the stroke to determine if there is an improved recovery of memory function. As of December 31, 2005, we had received approximately $780,000 from this grant award, with the term of the project extended through August 2006. Research of the AMPAKINE technology as a treatment for stroke, beyond that funded by the SBIR grant, will depend upon our financial resources.

Traumatic Brain Injury

Traumatic Brain Injury (“TBI”) is an injury to the head that disrupts the normal function of the brain. The injury is not degenerative or congenital in nature, and is caused by an external physical force. There is a wide range of injuries with this disorder from mild, with only a brief loss of consciousness, to severe, resulting in life-long coma. The injury may be focal or diffuse, closed or penetrating. TBI is the leading cause of death and disability among children and young adults. People over the age of 75 have the highest rate of TBI, with falls being the main cause. Young adults have the next highest rate, with transportation being the most common cause. Finally, the third highest rate of TBI is that of children under the age of 5 years, with their most common causes being falls and motor vehicle accidents. In the U.S., there are 5.3 million people with TBI and there is an incidence of over 1.7 million cases per year.

Other Indications

We may conduct studies in various other indications that have not been discussed above. In addition to the AMPAKINE CX717, we plan to advance other AMPAKINE compounds that have shown promise in animal models. We hope to initiate toxicology testing for additional new AMPAKINE compounds during calendar year 2006. If those tests are successful, we hope to have a second drug candidate in clinical trials by early 2007.

Proof of Principal Compound — AMPAKINE CX516

Our development of the AMPAKINE technology began with our exclusive license of the technology from the University of California in 1993. CX516 was among a number of AMPAKINE compounds that were rapidly synthesized and evaluated by our scientists during the early discovery and preclinical development processes. Given concerns about potential brain-related side effects caused by excess glutamate, many believed that AMPAKINE compounds (through their potentiation of glutamate) would cause serious side effects in humans.

Three human clinical safety studies have been completed with the AMPAKINE CX516 in healthy volunteers. In all three studies, CX516 was safe and well-tolerated on acute oral administration, and importantly, indicated statistically positive effects on memory performance.

Phase II studies in MCI, ADHD, schizophrenia and Fragile X syndrome subsequently were initiated and/or completed with CX516. Because CX516 has an extremely short half-life in humans and had very low potency, it failed to show any material benefits in any of the Phase II trials. However, it did reduce the concern about toxicity of excess glutamate and point the way for future generations of AMPAKINE compounds that may overcome the shortcomings of CX516. No further clinical development of CX516 is planned and all projects related to this compound have been terminated.

Manufacturing

We have no experience or capability to either manufacture bulk quantities of the new compounds that we develop, or to produce finished dosage forms of the compounds, such as tablets or capsules. We rely, and presently intend to rely, on the manufacturing and quality control expertise of contract manufacturing organizations or current and prospective corporate partners. There is no assurance that we will be able to enter into manufacturing arrangements to produce bulk quantities of our compounds on favorable financial terms. There is however, substantial availability of dosage form manufacturing capability in the U.S. pharmaceutical industry that we believe that we can readily access. See “Risk Factors – Risks related to our business – We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” on page 20 for a discussion of certain risks related to the development and commercialization of our products.

Marketing

We have no experience in the marketing of pharmaceutical products and do not anticipate having the resources to distribute and broadly market any products that we may develop for indications such as Alzheimer’s disease and schizophrenia. We will therefore continue to seek commercial development arrangements with other pharmaceutical companies for our proposed products for those indications that require significant sales forces to effectively market. In entering into such arrangements, we may seek to retain the right to promote or co-promote products for certain of the Orphan Drug indications in North America. We believe that there is a significant expertise base for such marketing and sales functions within the pharmaceutical industry and expect that we could recruit such expertise if we pursue to directly market a drug. Our worldwide licensing agreement with Organon (see Note 5 of Notes to Financial Statements) does not provide us with co-promotional rights. With respect to Orphan Drugs, we may distribute and market such products directly. See “Risk Factors – Risks related to our business – We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” on page 20 for a discussion of certain risks related to the development and commercialization of our products.

Technology Rights

In 1993, we entered into an agreement with the Regents of the University of California (the “University”), under which we secured exclusive commercial rights to AMPA-receptor modulating technology and compounds (the AMPAKINE technology) for the treatment of deficits of memory and cognition. The relationship later was expanded to include additional agreements for other indications. We paid an initial license fee and are obligated to make additional payments, including license maintenance fees and patent expense reimbursements creditable against future royalties, over the course of initiating and conducting human clinical testing and obtaining regulatory approvals. When and if sales of licensed products commence, we will pay royalties on net sales. During the fiscal year ended June 30, 2003, we amended the agreement with the University to exclude the treatment of disease areas outside of the central nervous system that we would not have the resources or the capability to develop in a timely manner. See “Risk Factors – Risks related to our business – Our products rely on licenses from the Regents of the University of California, and if we lose access to these technologies, our business would be substantially impaired” on page 20 for a discussion of certain risks related to our licenses with the University.

Patents and Proprietary Rights

We are aggressively pursuing patent protection of our technologies. We own or have exclusive rights (within our areas of product development) to more than 50 issued or allowed U.S. and foreign patents and have a number of additional U.S. patent applications and their international counterparts pending. Over 40 of these are composition of matter patents that cover hundreds of our compounds. These patents form the foundation of the Company’s business and the pharmaceutical industry in general. Additionally, we are consistently filing new disclosures and patents for new structures and new uses.

Two method of use patents underlie much of our current development work. These patents have been issued to the University and rights to the patents are licensed exclusively to us for all uses, other than endocrine modulation.

One of these patents covers the method of use for our AMPAKINE compounds — as well as compounds made by others — and describes the mechanism by which AMPAKINE compounds may affect the treatment of memory and cognition. This patent issued to the University in the U.S. in 1999. We believe that the coverage from this patent extends to both neurological disorders such as Alzheimer’s disease as well as psychiatric conditions with cognitive disturbances including depression, obsessive compulsive disorder, attention deficit disorder, and phobic disorders. Similar method of use patents have been issued to us in Mexico, Australia and New Zealand.

In November 2003, a similar patent was issued to the University by the European Patent Office. Under the rules of the European Patent Office, this patent entered into a nine-month period during which oppositions to the issuance could be filed. Upon issuance of the patent, an opposition was filed by Eli Lilly and Company. In August 2004, GlaxoSmithKline also filed an opposition. In cooperation with the University, we responded to the oppositions. There is no timeframe available for a decision from the European Patent Office and such decision may be appealed by us or the party filing the opposition. As a result, the process to determine whether the oppositions filed for this patent will or will not prevail in Europe may take anywhere from six months to several years to resolve.

Another method of use patent contains a broad claim for any AMPA-modulating compound to treat schizophrenia. This patent was issued to the University in the U.S. in 1998, and subsequently has issued in Australia.

Our rights under the University patents are contingent upon us making certain minimum annual payments to the University, meeting certain milestones and diligently seeking to commercialize the underlying technology.

Since issuance of a patent does not guarantee the right to practice the claimed invention, others may obtain patents that we would then need to license or design around in order to practice our patented technologies. We may not be able to obtain licenses that might be required to practice these technologies due to patents of others on reasonable terms or at all. Additionally, any unpatented manufacture, use or sale of our technology, processes or products may infringe on patents or proprietary rights of others, and we may be unable to obtain licenses or other rights to these other technologies that may be required for commercialization of our proposed products or processes.

We rely to a certain extent upon unpatented proprietary technology and may determine in some cases that our interests would be better served by reliance on trade secrets or confidentiality agreements rather than patents. See “Risk Factors – Risks related to our industry – If we fail to secure adequate intellectual property protection, it could significantly harm our financial results and ability to compete” on page 22 for a discussion of certain risks related to the protection of our intellectual property rights.

Government Regulation

In order to test, produce and market human therapeutic products in the U.S., mandatory procedures and safety standards established by the FDA must be satisfied. Obtaining FDA approval is a costly and time-consuming process. We have initiated Phase I and early Phase II testing in the U.S. and Europe, primarily with the assistance of clinical collaborators and our corporate partners, Organon and Servier. Some clinical trials were and are performed in the U.S. under Notices of Claimed Investigational Exemption for a New Drug (“IND”) filed with the FDA by our clinical collaborators. We filed an IND for the AMPAKINE CX516 in our name in the fall of 2000. Given the clinical shortcomings of CX516, in 2005 we formally requested the FDA to withdraw this IND. We filed an IND for the AMPAKINE CX717 in December 2004. It is our intent that Organon, Servier or another pharmaceutical company partner or partners that we are seeking, will pursue other required regulatory approvals to conduct further clinical testing with AMPAKINE compounds. However, we intend to file other IND’s for additional AMPAKINE compounds to facilitate the development of our Orphan Drug strategy.

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

Therapeutic products that may be developed and sold by us outside the U.S. will be subject to regulation by the various countries in which they are to be distributed. In addition, products manufactured in the U.S. that have not yet been cleared for domestic distribution will require FDA approval in order to be exported to foreign countries for distribution there. See “Risk Factors – Risks related to our industry – The regulatory approval process is expensive, time consuming, uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products” on page 23 for a discussion of certain risks related to the regulatory approval of our products.

We plan to seek additional financing to support our development of selected AMPAKINE compounds for Orphan Drug indications. Without such financing, we may be severely restricted in our overall development. We would be dependent upon our sub-licensees and might be unable to maintain our current core technical and management capabilities. Under such circumstances, we would be dependent upon entering into partnerships or other collaborative arrangements with third parties with the required resources to obtain the needed approvals. Along with our licensing agreements with Organon and Servier, we intend to enter into license or other arrangements with other pharmaceutical companies under which those companies would conduct the required clinical trials and seek FDA approval for most or all of our proposed products. See “Risk Factors – Risks related to our business – We may not be able to enter into the strategic alliances necessary to fully develop and commercialize our products and technologies, and we will be dependent on our corporate partners if we do” on page 21 for a discussion of certain risks related to the proposed strategic alliances that we are seeking.

Competition

The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including both major pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to ours. A large number of drugs intended for the treatment of Alzheimer’s disease, MCI, schizophrenia, depression, ADHD and other neurological and psychiatric diseases and disorders are on the market or in the later stages of clinical testing. For example, approximately 15 drugs are in development in the U.S. for schizophrenia and over 25 drugs are under clinical investigation in the U.S. for the treatment of Alzheimer’s disease. Most of our competitors have substantially greater financial and other resources and larger research and development staffs. Larger pharmaceutical company competitors also have significant experience in preclinical testing, human clinical trials and regulatory approval procedures.

In addition, colleges, universities, governmental agencies and other public and private research organizations will continue to conduct research. These institutions are becoming more active in seeking patent protection and licensing arrangements to collect license fees, milestone payments and royalties in exchange for license rights to technology that they have developed, some of which may be directly competitive with us.

We expect technological developments in the neuropharmacology field to continue to occur at a rapid rate and expect that competition will remain intense as those advances continue. Based on the technical qualifications, expertise and reputations of our Scientific Directors, consultants and other key scientists, we believe that our operating strategy to develop AMPAKINE compounds for the treatment of selected Orphan Drug indications and to out-license the technology to larger pharmaceutical companies for major chronic indications is appropriate.

Product Liability Insurance

The clinical testing, manufacturing and marketing of our products may expose us to product liability claims, against which we maintain liability insurance. See “Risk Factors – Risks related to our industry – We may be subject to potential product liability claims. One or more successful claims brought against us could materially impact our business and financial condition” on page 22 for a discussion of certain risks related to product liability claims against us.

Employees

We currently have 25 full-time employees and one part-time employee. Of the 25 full-time employees, six are engaged in management and administrative support and the remainder are engaged in research and development, including twelve Ph.D.-level or equivalent employees and one M.D.

We anticipate that we may make modest increases in our employee levels based upon the further development of the AMPAKINE CX717. However, we will continue to outsource a substantial amount of our research and development to qualified vendors. We sponsor a substantial amount of research in academic laboratories, primarily at the University of California, Irvine and at Wake Forest University in North Carolina.

Item 1A. Risk Factors

In addition to the other matters set forth in this Annual Report on Form 10-K, our continuing operations and the price of our common stock are subject to the following risks:

Risks related to our business

We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

Since our formation on February 10, 1987 through December 31, 2005, we have generated only modest operating revenues and we have incurred net losses approximating $63,700,000. For the years ended December 31, 2005 and 2004, our net losses were approximately $11,606,000 and $6,234,000, respectively. For the six months ended December 31, 2004 and 2003 and fiscal years ended June 30, 2004 and 2003, our net losses amounted to approximately $4,046,000, $3,806,000, $5,994,000 and $1,175,000, respectively. As of December 31, 2005, we had an accumulated deficit of approximately $65,735,000. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. As with other companies in the biotechnology industry, it is possible that we will never achieve profitable operations.

We will need additional capital in the future and, if it is not available on terms acceptable to us, or at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.

We will require substantial additional funds to advance our research and development programs and to continue our operations, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products, and if we independently undertake marketing and promotion of our products. Additionally, we may require additional funds in the event that we decide to pursue strategic acquisitions of or licenses for other products or businesses. Based on our current operating plan, including planned clinical trials and other product research and development costs, we estimate that our existing cash resources, including committed sources of funding from Servier, will be sufficient to meet our requirements into calendar year 2007. However, we believe that we will require additional capital to fund on-going operations beyond that time. Additional funds may result from milestone payments related to our agreements with Organon and Servier, although there is no assurance that we will receive milestone payments from Organon or Servier within the desired timeframe, or at all. Additional funds also may result from the exercise of warrants to purchase shares of our common stock. As of December 31, 2005, warrants to purchase up to approximately 10.5 million shares of our common stock were outstanding. In February 2006, warrants to purchase approximately 333,000 shares of common stock were exercised, resulting in proceeds of approximately $850,000. If the remaining warrants are fully exercised, of which there can be no assurance, such exercise would provide approximately $30,000,000 of additional capital.

Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including:

•	the results of our clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs of setting up and operating our own marketing and sales organization;

•	the ability to obtain funding under contractual and licensing agreements;

•	the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property; and

•	our success in entering into collaborative relationships with other parties.

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

Under our agreements, we are required to make minimum annual royalty payments approximating $70,000. Separately, we are required to spend a minimum of $750,000 per year to advance the AMPAKINE compounds during the three years ending in May 2006. At the end of May 2006, our spending requirements will decrease to $250,000 per year, and will continue at that level until we begin marketing an AMPAKINE compound. The commercialization efforts in the agreements require us to file for regulatory approval of an AMPAKINE compound before October 2007.

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

The development of AMPAKINE products is subject to the risks of failure commonly experienced in the development of products based upon innovative technologies and the expense and difficulty of obtaining approvals from regulatory agencies. Drug discovery and development is time consuming, expensive and unpredictable. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. In the fields that we target, approximately one in five compounds placed in clinical trials generally reaches the market. All of our proposed products are in the preclinical or early clinical stage of development and will require significant additional funding for research, development and clinical testing before we are able to submit them to any of the regulatory agencies for clearances for commercial use. Our trials [that are subject to our collaborative research arrangements] are being funded by third parties and do not involve financial commitments from Cortex.

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

Our business is characterized by intensive research efforts. Our competitors include many companies, research institutes and universities that are working in a number of pharmaceutical or biotechnology disciplines to develop therapeutic products similar to those we are currently investigating. For example, the Pharmaceutical Research and Manufacturers of America recently estimated that more than 100 pharmaceutical and biotechnology companies are conducting research in the field of neurological disorders, with over 25 drugs under clinical investigation in the U.S. for the treatment of Alzheimer’s disease. Virtually all of the major multinational pharmaceutical companies have active projects in these areas. Most of these competitors have substantially greater financial, technical, manufacturing, marketing, distribution and/or other resources than we do. In addition, many of our competitors have experience in performing human clinical trials of new or improved therapeutic products and obtaining approvals from the FDA and other regulatory agencies. We have no experience in conducting and managing later-stage clinical testing or in preparing applications necessary to obtain regulatory approvals. Accordingly, it is possible that our competitors may succeed in developing products that are safer or more effective than those that we are developing and may obtain FDA approvals for their products faster than we can. We expect that competition in this field will continue to intensify.

We may be unable to recruit and retain our senior management and other key technical personnel on whom we are dependent.

We are highly dependent upon key management and technical personnel and currently do not carry any insurance policies on such persons. In particular, we are highly dependent on our Chairman, President and Chief Executive Officer, Roger G. Stoll, Ph.D.; our Chief Medical Officer, Harry H. Mansbach, M.D.; our Chief Scientific Officer and Chief Operating Officer, Mark A. Varney, Ph.D.; and our Senior Vice President, Pharmaceutical Research, Gary A. Rogers, Ph.D., all of whom have entered into employment agreements with us. Competition for qualified employees among pharmaceutical and biotechnology companies is intense. The loss of any of our key management or technical personnel, or our inability to attract, retain and motivate the additional highly-skilled employees and consultants that our business requires, could substantially hurt our business and prospects. We cannot assure you that we will be able to retain our existing personnel or attract additional qualified employees when we need them.

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

The market price of securities of life sciences companies in general has been very unpredictable. The range of sales prices of our common stock for the fiscal year ended December 31, 2005, the six-month period ended December 31, 2004 and fiscal years ended June 30, 2004 and June 30, 2003, as quoted on The American Stock Exchange, was $1.96 to $3.03, $1.40 to $3.10, $1.62 to $4.99 and $0.51 to $2.49, respectively. The following factors, in addition to factors that affect that market generally, could significantly impact our business, and the market price of our common stock could decline:

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

If all outstanding warrants and options are exercised prior to their expiration, approximately 18 million additional shares of common stock could become freely tradable without restriction. Sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 32,000 square feet of office, research laboratory and expansion space in Irvine, California, under an operating lease that expires May 31, 2009. Current monthly rent on these facilities is approximately $40,000. We believe that our current facilities will be adequate and suitable for our research and development activities for at least the remainder of the lease term.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings, nor has any material proceeding been terminated during the fiscal year ended December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

On December 1, 2005, we held our Annual Meeting of Stockholders, with stockholders holding 27,953,356 shares of common stock (representing 85.3% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934. Robert F. Allnutt, Charles J. Casamento, Carl W. Cotman, Ph.D., Peter F. Drake, Ph.D., M. Ross Johnson, Ph.D., Roger G. Stoll, Ph.D. and Gary D. Tollefson, M.D., Ph.D. were listed as management’s nominees in the proxy statement and were elected as directors at the meeting. The votes for each nominee were as follows:

Name	Number of Affirmative Votes	Number of Votes Withheld
Robert F. Allnutt	27,561,635	391,721
Charles J. Casamento	27,392,292	561,064
Carl W. Cotman, Ph.D.	27,173,977	779,379
Peter F. Drake, Ph.D.	27,609,486	343,870
M. Ross Johnson, Ph.D.	27,596,529	356,827
Roger G. Stoll, Ph.D.	27,276,336	677,020
Gary D. Tollefson, M.D., Ph.D.	27,435,902	517,454

At the meeting, we also sought approval of an amendment to our Restated Certificate of Incorporation to increase the authorized number of shares of our common stock from 50,000,000 to 75,000,000. This proposal was approved with 26,858,485 affirmative votes. There were 1,062,429 negative votes and 32,442 abstentions.

At the meeting, we also sought the ratification of Haskell & White LLP as our independent auditors for the fiscal year ended December 31, 2005. This proposal was approved by 27,812,553 affirmative votes. There were 72,060 negative votes and 68,743 abstentions.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The American Stock Exchange under the symbol, “COR.” The following table presents quarterly information on the high and low sales prices of the common stock for the fiscal year ended December 31, 2005, the six-month period ended December 31, 2004 and the fiscal year ended June 30, 2004, as furnished by The American Stock Exchange.

	High	Low
Fiscal Year ended December 31, 2005
Fourth Quarter	$2.67	$2.02
Third Quarter	2.53	2.05
Second Quarter	2.73	1.96
First Quarter	3.03	2.15

Six-Month Period ended December 31, 2004
Second Quarter	$3.10	$2.26
First Quarter	2.95	1.40

Fiscal Year ended June 30, 2004
Fourth Quarter	$2.92	$2.15
Third Quarter	4.17	2.48
Second Quarter	4.34	2.50
First Quarter	4.99	1.62

As of March 10, 2006, there were 491 stockholders of record of our common stock, and approximately 9,500 beneficial owners. The high and low sales prices for our common stock on March 13, 2006, as reported by The American Stock Exchange, were $3.65 and $3.85, respectively.

We have never paid cash dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. The payment of dividends, if any, will be determined by the Board of Directors in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board of Directors.

On or about July 11, 2005, we issued warrants to purchase an aggregate of 100,000 shares of the Company’s common stock to a licensor. The warrants were issued in connection with our license of patents jointly filed by the licensor, us and the Regents of the University of California. The warrants have an exercise price of $2.75 per share, a five-year term and only become exercisable upon issuance of the underlying patents filed in the United States.

The issuance of the foregoing were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof as transactions by an issuer not involving any public offering. The warrants contain representations to support our reasonable belief that the purchaser is familiar with or has access to information concerning our operations and financial condition, and the purchaser is acquiring the securities for investment and not with a view to the distribution thereof. At the time of their issuance, the warrants were deemed to be restricted securities for purposes of the Securities Act of 1933, as amended, and the warrants (and the shares issued upon exercise will) bear legends to that effect.

During the fiscal year ended December 31, 2005, we did not repurchase any of our securities.

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

(In thousands, except per share data)

	Year ended December 31, 2005	Six Months ended December 31, 2004	Years ended June 30,
			2004	2003	2002	2001
INCOME STATEMENT DATA
Revenues:
Research and license revenue	$2,473	$1,788	$6,792	$4,765	$5,777	$4,264
Grant revenue	104	108	181	467	655	179

Total revenues	2,577	1,896	6,973	5,232	6,432	4,443

Operating expenses:
Research and development	11,179	4,926	6,116	3,724	4,918	4,254
General and administrative	3,391	1,530	2,291	2,480	2,389	2,183
Non-cash stock compensation charges	167	152	1,106	217	180	404

Total costs and expenses	14,737	6,608	9,513	6,421	7,487	6,841

Loss from operations	(12,160)	(4,712)	(2,540)	(1,189)	(1,055)	(2,398)

Change in fair value of common stock warrants	(83)	498	(3,603)	—	—	—

Loss before cumulative effect of change in accounting principle	(11,606)	(4,046)	(5,994)	(1,175)	(983)	(2,143)
Cumulative effect of change in accounting principle(1)	—	—	—	—	—	(530)

Net loss applicable to common stock	(11,606)	(4,046)	(5,994)	(1,175)	(983)	(2,663)

Basic and diluted net loss per share	(0.36)	(0.14)	(0.26)	(0.07)	(0.06)	(0.16)
Shares used in basic and diluted calculation	32,665	28,355	23,182	16,868	16,712	16,603

BALANCE SHEET DATA
Cash and equivalents	$2,063	$9,157	$9,977	$1,125	$1,849	$4,558
Marketable securities	15,198	18,839	12,211	—	—	—
Working capital	14,710	26,070	20,567	(1,505)	(349)	1,984
Total assets	17,989	29,912	22,891	2,179	2,981	5,540
Unearned revenue, net of current portion , and other long-term liability	50	23	381	247	727	2,394
Common stock warrants	—	3,958	—	—	—	—
Total stockholders’ equity (deficit)	15,132	23,647	20,489	(1,420)	(592)	120

(1)	During the fourth quarter of the fiscal year ended June 30, 2001, we adopted, as required, the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” effective July 1, 2000.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited financial statements and notes related thereto appearing elsewhere herein.

Critical Accounting Policies and Management Estimates

The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and most demanding of their judgment. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This process forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”), amounts received for upfront technology license fees under multiple-element arrangements are deferred and recognized over the period of committed services or performance, if such arrangements require our on-going services or performance. We record grant revenues as we incur expenses related to the grant projects. All amounts received under collaborative research agreements or research grants are nonrefundable, regardless of the success of the underlying research.

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

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached consensus on Issue 00-21. EITF Issue 00-21 addresses the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Specifically, Issue 00-21 requires the recognition of revenue from milestone payments over the remaining minimum period of performance obligations. As required, we apply the principles of Issue 00-21 to multiple element agreements that we enter into or modify after July 1, 2003.

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

As required, we will adopt Statement No. 123(R) during our quarter ending March 31, 2006. Under Statement No. 123(R), we may either recognize compensation cost for share-based payments to employees based on the grant-date fair value from the beginning of the period in which the provisions are first applied, without restating periods prior to adoption, or we may elect to restate prior periods by recognizing compensation costs in the amounts previously reported in our pro-forma footnote disclosures under the provisions of SFAS 123. We anticipate that we will adopt Statement No. 123(R) prospectively, without restating prior periods.

We anticipate that the impact of adopting Statement No. 123(R) will approximate the pro-forma disclosures for prior periods, and therefore we believe that the impact may be material to our results of operations. We do not anticipate that adoption of Statement No. 123(R) will materially impact our financial condition.

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

As reported on our Current Report on Form 8-K dated November 10, 2004, we changed our fiscal year from June 30 to December 31, implementing such change for the six months ended December 31, 2004.

Results of Operations

General

In October 2000, we entered into a research collaboration agreement and an exclusive license agreement with Les Laboratoires Servier (“Servier”). The agreements will allow Servier to develop and commercialize select AMPAKINE® compounds for the treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Amyotrophic Lateral Sclerosis.

The agreements with Servier, as amended to date, include a nonrefundable up-front fee of $5,000,000 and research support payments of $2,025,000 per year through early December 2006 (subject to us providing agreed-upon levels of research personnel). The amount of research support is subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index. Currently, we receive research support of approximately $2,298,000 per year. The agreement also includes potential milestone payments, plus royalty payments on sales in licensed territories. Both we and Servier have the right to terminate the research collaboration agreement, and the research support, on an annual basis upon six months prior notice, with the next applicable termination date being December 7, 2006. We are currently in discussions with Servier regarding the termination of the research collaboration agreement.

In October 2002, Servier agreed to provide us with $4,000,000 of additional research support, in exchange for rights to our AMPAKINE compounds for the potential treatment of anxiety disorders, in Servier’s licensed territories. The $4,000,000 was paid in quarterly installments of $500,000 over a two-year period, ending in September 2004.

In January 1999, we entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”), a pharmaceutical business unit of Akzo Nobel. The agreement will allow Organon to develop and commercialize our proprietary AMPAKINE technology for the treatment of schizophrenia and depression. In connection with the agreement, we received a $2,000,000 up-front licensing payment and research support payments of approximately $3,000,000 per year for two years.

The agreement with Organon also includes milestone payments based upon clinical development, plus royalty payments on worldwide sales. Through December 31, 2005, we have received milestone payments totaling $6,000,000 under the agreement with Organon.

From inception (February 10, 1987) through December 31, 2005, we sustained losses approximating $63,700,000. Due to projected fluctuations in funding, continuing losses are likely over the next several years, as our ongoing operating expenses will only be offset, if at all, by research support payments and possible milestone payments from our research collaborations with Servier and Organon, or under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under the Servier and Organon agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will require successful commercial development of our products by Servier, Organon, or our other prospective partners to attain sustained profitable operations from royalties or other product-based revenues.

We believe that inflation and changing prices have not had a material impact on our ongoing operations to date.

Years ended December 31, 2005 and 2004 (unaudited)

For the fiscal year ended December 31, 2005, our net loss of approximately $11,606,000 compared to a net loss of approximately $6,234,000 for the prior year.

Revenues for the fiscal year ended December 31, 2005 decreased to approximately $2,577,000 from approximately $4,275,000, or by 40%, from the prior year mostly due to the end of scheduled research support under the October 2002 amendment to the agreement with Servier. Under that amendment, we received $1,500,000 during the prior year. We continue to receive approximately $2,298,000 of annual research revenues under our October 2000 collaborative research agreement with Servier, as amended to date.

Research and development expenses for the fiscal year ended December 31, 2005 increased to approximately $11,179,000 from approximately $8,173,000, or by 37%, compared to the corresponding prior year period. Most of the increase reflects expenses incurred for preclinical and clinical development of the AMPAKINE compounds, including AMPAKINE CX717, which entered three Phase IIa clinical trials during 2005: in adult patients with Attention Deficit Hyperactivity Disorder, in patients with mild to moderate Alzheimer’s disease and in patients subjected to shift work schedules with minimal recovery sleep times. Expenses for the fiscal year ended December 31, 2005 also include costs for additions to our research staff and an increase in sponsored research at academic laboratories.

General and administrative expenses for the fiscal year ended December 31, 2005 increased to approximately $3,391,000 from approximately $2,666,000, or by 27%, from the prior year period. Most of the increased expenses reflect fees related to preparing for our assessment of our internal control system as of December 31, 2005, as required by The Sarbanes-Oxley Act of 2002.

Net interest income increased in fiscal year 2005 due to an increase in cash available for investing following our net proceeds of approximately $10,400,000 from the private placement of our common stock and warrants to purchase shares of common stock in December 2004.

Other expenses for the years ended December 31, 2005 and 2004 represent non-cash charges for the change in estimated value of warrants issued in connection with our private equity financings in December and January 2004, respectively, as explained more fully in Note 3 to the Financial Statements.

Six Months ended December 31, 2004 and 2003 (unaudited)

For the six months ended December 31, 2004, our net loss of approximately $4,046,000 compared to a net loss of approximately $3,806,000 for the corresponding prior year period.

Revenues for the six months ended December 31, 2004 decreased to approximately $1,896,000 from approximately $4,593,000, or by 59% compared to the corresponding prior year period, mostly due to the $2,000,000 milestone received from Organon in the prior year period in order for Organon to retain its rights to our AMPAKINE technology in the field of depression. Research revenue from Servier decreased during the six months ended December 31, 2004 relative to the six months ended December 31, 2003 due to the end of scheduled research support payments under the October 2002 amendment to the agreement. The final quarterly payment of $500,000 was received during the quarter ended September 30, 2004.

Research and development expenses for the six months ended December 31, 2004 increased to approximately $4,926,000 from approximately $2,869,000, or by 72% compared to the corresponding prior year period, mostly reflecting expenses incurred for the Phase I clinical testing of the AMPAKINE CX717 that commenced in May 2004. Expenses for the six months ended December 31, 2004 also included amounts related to the addition of our Chief Medical Officer in late August 2004.

General and administrative expenses for the six months ended December 31, 2004 increased to approximately $1,530,000 from approximately $1,155,000, or by 32% compared to the corresponding prior year period. Expenses for the prior year reflected cost reductions in an effort to conserve cash prior to the private placement of common stock in August 2003.

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

The Board of Directors also waived all cash payments of director compensation for Board meetings held during calendar year 2003, which contributed to the decreased administrative expenses for the prior year period. In lieu of those payments, options to purchase an aggregate of 120,000 shares of our common stock were issued to non-employee directors as of the date of the 2002 Annual Meeting of Stockholders.

Non-cash stock compensation charges for the six months ended December 31, 2003 mostly represented the estimated fair value for the vesting of warrants issued earlier with a professional services agreement.

Net interest income for the six months ended December 31, 2004 increased to approximately $167,000 from approximately $13,000 for the corresponding prior year period due to an increase in cash available for investing from our private placement in January 2004.

Other income for the six months ended December 31, 2004 represents the change in estimated value of warrants issued in connection with the private equity financing in December 2004, as explained more fully in Note 3 to the Financial Statements.

Fiscal Years ended June 30, 2004 and 2003

For the year ended June 30, 2004, our net loss of approximately $5,994,000 compared to a net loss of approximately $1,175,000 for the prior year, with the increase primarily attributable to non-cash charges of approximately $3,603,000 recorded for warrants issued in our private placements of our common stock, as discussed more fully below.

Revenues for the year ended June 30, 2004 increased from approximately $5,232,000 to approximately $6,973,000, or by 33% compared to the prior year, primarily due to a $2,000,000 milestone payment received from Organon. As detailed above, the related agreement required this payment in order for Organon to retain its rights to our AMPAKINE technology in the field of depression.

Research and development expenses for the year ended June 30, 2004 increased from approximately $3,724,000 to approximately $6,116,000, or by 64% compared to the prior fiscal year. The increase mostly resulted from charges incurred to develop the second generation AMPAKINE compound, CX717, which entered Phase I human clinical trials in May 2004. The increase for the current year also reflected increased personnel-related expenses, including recruiting fees to expand our clinical staff. Additionally, increased research and development expenses included technology access payments related to the Organon milestone. We license the AMPAKINE technology from the University of California. Under the related agreement, we are required to remit a portion of certain remuneration received in connection with sublicensing agreements. In late December 2003, when we achieved our milestone under our agreement with Organon, a technology access payment to the University of California became due and was paid by us shortly thereafter.

General and administrative expenses for the year ended June 30, 2004 decreased from approximately $2,480,000 to approximately $2,291,000, or by 8% compared to the corresponding prior year period. The decrease resulted from reduced salary-related expenses due to severance costs in the prior year period to our former President and Chief Executive Officer.

Non-cash stock compensation charges increased from approximately $217,000 for the year ended June 30, 2003 to approximately $1,106,000 for the year ended June 30, 2004 with the increase primarily reflecting the estimated fair value for the vesting of warrants issued earlier with a professional services agreement.

Net interest income for the year ended June 30, 2004 increased from approximately $15,000 to approximately $149,000, or by 893% compared to the prior year, due to the cash available for investing from our two private placements completed during the fiscal year.

Other expenses for the year ended June 30, 2004 represent non-cash charges for the change in the estimated value of warrants issued in connection with the private equity financing in August 2003, as explained more fully in Note 3 to the Financial Statements.

Liquidity and Capital Resources

Under the agreement signed with Servier in October 2000, as amended to date, we receive research support of approximately $2,298,000 per year through early December 2006. The agreement also includes milestone payments based upon successful clinical development and royalties on sales in licensed territories. Under the terms of the agreement with Organon, we may receive additional milestone payments based on clinical development of the licensed technology and ultimately, royalties on worldwide sales.

In August 2003, we completed a private placement of an aggregate of 3,333,334 shares of our common stock at $1.50 per share and five-year warrants to purchase up to an additional aggregate of 3,333,334 shares at an exercise price of $2.55 per share. We received approximately $4,496,000 in net proceeds from the private placement. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $6.00 per share for any thirteen consecutive trading day period. In January 2004, we received proceeds of approximately $870,000 from the exercise of warrants issued in connection with this private placement. In February 2006, we received another $850,000 of proceeds from the exercise of related warrants. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $6,780,000 of additional capital.

In January 2004, we completed a private placement of an aggregate of 6,909,091 shares of our common stock at $2.75 per share and five-year warrants to purchase up to an additional aggregate of 4,490,910 shares at an exercise price of $3.25 per share. We received approximately $17,500,000 in net proceeds from the private placement. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for any 13 consecutive trading day period. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $14,600,000 of additional capital.

In December 2004, we completed a private placement of an aggregate of 4,233,333 shares of our common stock at $2.66 per share and five-year warrants to purchase up to an additional aggregate of 2,116,666 shares at an exercise price of $3.00 per share. We received approximately $10,385,000 in net proceeds from the private placement. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for any 13 consecutive trading day period. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $6,350,000 of additional capital.

Cash Proceeds

As of December 31, 2005, we had cash, cash equivalents and marketable securities totaling $17,261,000 and working capital of approximately $14,710,000. As of December 31, 2004, we had cash, cash equivalents and marketable securities of approximately $27,996,000 and working capital of approximately $26,070,000. The decreases in cash and working capital reflect amounts required to fund operations, including our clinical development of the AMPAKINE technology.

Net cash used in operating activities was approximately $10,435,000 during the year ended December 31, 2005, and included our net loss for the period of approximately $11,606,000, adjusted for non-cash stock compensation credits (including the change in fair value of common stock warrants) of $231,000, depreciation and amortization charges aggregating approximately $126,000, and changes in operating assets and liabilities. For the year ended December 31, 2004, net cash used in operating activities approximated $5,745,000, reflecting our net loss of approximately $6,234,000 for the period, adjusted for non-cash credits for stock compensation (including the change in fair value of common stock warrants) of approximately $140,000, depreciation and amortization charges aggregating approximately $230,000, and changes in operating assets and liabilities.

Net cash provided by investing activities approximated $3,324,000 during the year ended December 31, 2005, and primarily resulted from the maturity and sale of short-term investments of approximately $22,928,000, partially offset by the purchase of marketable securities and fixed assets of $19,422,000 and $182,000, respectively. For the year ended December 31, 2004, net cash used in investing activities approximated $18,870,000, and mostly included $29,210,000 for the purchase of short-term investments, offset by the maturity of short-term investments of $10,600,000. Fixed asset purchases for the period amounted to approximately $260,000.

Net cash provided by financing activities was minimal for the year ended December 31, 2005 and resulted from the exercise of options to purchase shares of our common stock. For the year ended December 31, 2004, net cash provided by financing activities totaled approximately $28,925,000, reflecting net proceeds of approximately $27,808,000 from our private placements of common stock and warrants to purchase common stock, along with proceeds of approximately $1,117,000 from the exercise of options and warrants to purchase common stock.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2009. The commitments under the lease agreement for the years ending December 31, 2006, 2007, 2008 and 2009 are approximately $497,000, $517,000, $536,000 and $227,000, respectively. From inception (February 10, 1987) through December 31, 2005, expenditures for furniture, equipment and leasehold improvements aggregated approximately $3,059,000.

We are committed to approximately $667,000 for sponsored research to academic and other external institutions over the next twelve months. Commitments for preclinical and clinical development expenses approximate $2,764,000, all of which is payable within the next twelve months.

In June 2000, we received $247,300 from the Institute for the Study of Aging (the “Institute”), a non-profit foundation supported by the Estee Lauder Trust. The advance partially offset our limited costs for our testing in patients with mild cognitive impairment that we conducted with our partner, Servier. Provided that we comply with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance will not be required unless we enter an AMPAKINE compound into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of our common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

The following table sets forth our contractual obligations as of December 31, 2005:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$1,777,000	$497,000	$1,053,000	$227,000	$—
Other Long-Term Liabilities Reflected on our Balance Sheet under GAAP	50,000	50,000	—	—	—
Other Contractual Obligations	4,291,000	3,501,000	140,000	140,000	510,000

Total	$6,118,000	$4,048,000	$1,193,000	$367,000	$510,000

Staffing

As of December 31, 2005, we had 22 full-time employees and one part-time employee. We anticipate a modest increase in the number of its full-time employees within the coming year.

Plant and Equipment

We expect that we will require modest investments in plant and equipment within the coming year.

Outlook

We anticipate that our cash and cash equivalents, marketable securities and scheduled research support payments from our agreements with Servier will be sufficient to satisfy our capital requirements into 2007. Additional funds will be required to continue operations beyond that time. We may receive additional milestone payments from the Organon and Servier agreements, but there is no assurance that we will receive such milestone payments within the desired timeframe, or at all. We may also receive funds from the exercise of warrants to purchase shares of our common stock. As of December 31, 2005, warrants to purchase up to approximately 10.5 million shares of our common stock were outstanding. In February 2006, warrants to purchase 333,335 shares of common stock were exercised, resulting in proceeds of approximately $850,000. If the remaining warrants are fully exercised, of which there can be no assurance, such exercise would provide approximately $30,000,000 of additional capital. See “Risk Factors – Risks related to our business – We will need additional capital in the future and, if it is not available on terms acceptable to us, or at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.”

In order to provide for our longer-term spending requirements, we are presently seeking collaborative or other arrangements with larger pharmaceutical companies. Under these agreements, we intend that such companies would provide additional capital to us in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products we are developing. Competition for such arrangements is intense, with a large number of biopharmaceutical companies attempting to secure alliances with more established pharmaceutical companies. Although we have been engaged in discussions with candidate companies, there is no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce our short and longer-term funding requirements.

Because there is no assurance that we will secure additional corporate partnerships, we may raise additional capital through the sale of debt or equity securities. There is no assurance that funds will be available on favorable terms, or at all. If equity securities are issued to raise additional funds, dilution to existing stockholders may result.

Our proposed products are in the preclinical or early clinical stage of development and will require significant further research, development, clinical testing and regulatory clearances. They are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that any or all of the proposed products will be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances; that the proposed products, although effective, will be uneconomical to market; that third parties may now or in the future hold proprietary rights that preclude us from marketing them; or that third parties will market superior or equivalent products. Accordingly, we are unable to predict whether our research and development activities will result in any commercially viable products or applications. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, we do not expect to be able to commercialize any therapeutic drug for at least five years, either directly or through our prospective corporate partners or licensees. There can be no assurance that our proposed products will prove to be safe or effective or receive regulatory approvals that are required for commercial sale.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks associated with interest rate fluctuations on our marketable securities and borrowing arrangement. All investments in marketable securities are entered into for purposes other than trading. We are not subject to risks from currency rate fluctuations as we do not typically conduct transactions in foreign currencies. In addition, we do not utilize hedging contracts or similar instruments.

Our exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of our financial instruments are fixed rate, short-term investments in government and corporate notes and bonds, which are available for sale (and have been marked to market in the accompanying financial statements). Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with our cash requirements. As of December 31, 2005, our investment portfolio had a carrying amount of approximately $15,198,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2005, the resulting decline in the fair value of fixed rate bonds held within our portfolio would not be material to our financial position, results of operations and cash flows.

Our borrowing consists solely of our advance from the Institute, which is subject to potential repayment in the event that we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a discount to the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of December 31, 2005, the principal and accrued interest of the advance amounted to approximately $286,000.

Item 8. Financial Statements and Supplementary Data

Our financial statements and other information required by this item are set forth herein in a separate section beginning with the Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Cortex Pharmaceuticals, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the effectiveness, as of December 31, 2005, of the Company’s internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Haskell & White LLP, an independent registered public accounting firm, which also audited the financial statements of the Company included in this Annual Report on Form 10-K. Haskell & White LLP’s attestation report on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 appears on page F-2 of this Annual Report on Form 10-K.

/s/ Roger G. Stoll
Roger G. Stoll, Ph.D.
(Chief Executive Officer)

/s/ Maria S. Messinger
Maria S. Messinger
(Chief Financial Officer)

February 3, 2006

Item 9B. Other Information

The Compensation Committee of our Board of Directors amended the annual salaries of our executive officers. For the year ending December 31, 2006, Roger G. Stoll, Chairman, President and Chief Executive Officer will receive $336,000, James H. Coleman, Senior Vice President, Business Development will receive $232,000, Harry H. Mansbach, Chief Medical Officer will receive $288,750, Maria S. Messinger, Vice President, Chief Financial Officer and Corporate Secretary will receive $209,000 and Gary A. Rogers, Ph.D., Senior Vice President, Pharmaceutical Research will receive $226,200.

PART III

Item 10. Directors and Executive Officers of the Registrant

The sections entitled “Nominees for Director,” “Executive Officers,” “Other Key Employees,” “Scientific Consultants,” “Board Committees — Audit Committee” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” included in our Proxy Statement for our 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or before April 30, 2006, are incorporated herein by reference.

Stockholder Recommendations of Board Candidates

In December 2005, the Board of Directors created a Nominating and Corporate Governance Committee. The members of the Committee as of the date of this Annual Report on Form 10-K are Peter F. Drake, Ph.D. as Chairman, Robert F. Allnutt and John F. Benedik. As of the date of this Annual Report on Form 10-K, there were no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors as previously disclosed in our proxy statement for our 2005 Annual Meeting of Stockholders, except for the designation of the Nominating and Corporate Governance Committee (rather than the Board of Directors) as the recipient of any such stockholder nominations c/o Cortex Pharmaceuticals, Inc., 15241 Barranca Parkway, Irvine, California 92618.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which covers all of our directors and employees, including our principal executive and financial officers. Any amendment or waiver to our Code of Business Conduct and Ethics that applies to our directors or executive officers will be posted on our website at www.cortexpharm.com or in a report filed with the Securities and Exchange Commission on Form 8-K. A copy of our Code of Business Conduct and Ethics is available free of charge upon written request to our Corporate Secretary at 15241 Barranca Parkway, Irvine, California 92618.

Item 11. Executive Compensation

The sections entitled “Executive Compensation,” “Option Matters,” “Employment and Consulting Agreements,” “Compensation Committee Interlocks and Insider Participation” and “Director Compensation” included in our Proxy Statement for our 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or before April 30, 2006, are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled “PRINCIPAL STOCKHOLDERS” included in our Proxy Statement for our 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or before April 30, 2006, is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2005. Our only stockholder approved equity compensation plan consists of the 1996 Stock Incentive Plan. We do not have any non-stockholder approved equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	7,544,721	$2.05	1,303,816
Equity compensation plans not approved by security holders	—	—	—
Total	7,544,721	$2.05	1,303,816

(1)	Our only equity compensation plan, the 1996 Stock Incentive Plan, provides that on the last day of each of our fiscal years, a number of shares equal to twenty percent (20%) of the increase in the number of shares of Common Stock outstanding since the last day of the previous fiscal year (except in the case of fiscal year ending June 30, 1997, in which case the added shares of Common Stock shall equal twenty percent (20%) of the increase in the number of shares of Common Stock outstanding since October 25, 1996) shall be added to the aggregate number of shares authorized for issuance under the 1996 Stock Incentive Plan. The foregoing table takes into account all adjustments through December 31, 2005.

Item 13. Certain Relationships and Related Transactions

The section entitled “Certain Transactions” included in our Proxy Statement for our 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or before April 30, 2006, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The section entitled “RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS” included in our Proxy Statement for our 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or before April 30, 2006, is incorporated herein by reference.

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

(3)	Exhibits

See (b) below.

(b)	Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment on June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, by Certificate of Designation filed June 4, 1997, by Certificate of Amendment of Restated Certificate of Incorporation filed December 21, 1998, and by Certificate of Designation filed February 11, 2002, incorporated by reference to the same numbered Exhibit of the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No.001-16467, filed February 15, 2002, as further amended by Certificate of Amendment of Restated Certificate of Incorporation filed December 15, 2003, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004.

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.

3.4	Certificate of Amendment of Restated Certificate of Incorporation filed March 2, 2006.

4.1	Rights Agreement, dated as of February 8, 2002, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan, incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.

10.2	Consulting Agreement, dated October 30, 1987, between the Company and Carl W. Cotman, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.*

10.3	Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989. *

10.19	License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-KSB filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.31	License Agreement dated June 25, 1993, as amended May 28, 2003, between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.44	Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed May 16, 1994.

10.49	Settlement Agreement between the Company and Alkermes, Inc., dated October 5, 1995, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting confidential treatment under Rule 406 of the Securities Act of 1933).

10.60	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.*

10.64	Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB as filed on February 16, 1999. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.)

Exhibit Number	Description
10.65	Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.

10.67	Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934).

10.69	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.*

10.70	Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.*

10.71	Employment agreement dated June 5, 1995, between the Company and Gary A. Rogers, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.*

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.

10.74	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.*

10.75	Securities Purchase Agreement dated August 21, 2003, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed August 22, 2003.

10.76	First Amendment dated April 8, 2003 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed September 19, 2003.*

10.77	Amendment dated December 16, 2003 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.78	Securities Purchase Agreement dated January 7, 2004, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to Exhibit 10.75 to the Company’s Report on Form 8-K filed January 9, 2004.

10.79	Amendment No. 2 to the Lease Agreement for the Company’s facilities in Irvine, California, dated March 9, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.

10.80	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.81	Form of Restricted Stock Award Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.82	Amendment dated January 1, 2004 to the employment agreement dated May 17, 2000 between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.83	Amendment dated January 1, 2004 to the employment agreement dated June 5, 1995 between the Company and Gary A. Rogers, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

Exhibit Number	Description
10.84	Consulting Agreement dated April 16, 2004 between the Company and Gary D. Tollefson, M.D., Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*

10.85	Employment letter of agreement dated July 26, 2004 between the Company and Harry H. Mansbach, M.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*

10.86	Second Amendment dated November 10, 2004 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*

10.87	Securities Purchase Agreement dated December 14, 2004, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 20, 2004.

10.88	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Transition Report on Form 10-K filed on March 21, 2005.*

10.89	Stock Ownership Policy for the Company’s Directors and Executive Officers as adopted by the Board of Directors on December 16, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Transition Report on Form 10-K filed on March 21, 2005.*

10.90	Third Amendment dated August 13, 2005 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 17, 2005.*

10.91	Cash Bonus Payments for Executive Officers for 2005, incorporated herein by reference to the Company’s Form 8-K Current Report filed January 18, 2006.*

10.92	Employment letter of agreement dated January 9, 2006 between the Company and Mark Varney, Ph.D.*

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (see page S-1).

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

Date: March 15, 2006	By:	/s/ Roger G. Stoll, Ph.D.
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

Signature	Title	Date

/s/ Roger G. Stoll, Ph.D.	Chairman of the Board, President	March 15, 2006
Roger G. Stoll, Ph.D.	and Chief Executive Officer
(Principal Executive Officer)

/s/ Maria S. Messinger	Vice President, Chief Financial	March 15, 2006
Maria S. Messinger	Officer and Secretary
(Principal Financial and
Accounting Officer)

/s/ Robert F. Allnutt	Director	March 15, 2006
Robert F. Allnutt

/s/ John F. Benedik	Director	March 15, 2006
John F. Benedik

/s/ Charles J. Casamento	Director	March 15, 2006
Charles J. Casamento

/s/ Carl W. Cotman, Ph.D.	Director	March 15, 2006
Carl W. Cotman, Ph.D.

/s/ Peter F. Drake, Ph.D.	Director	March 15, 2006
Peter F. Drake, Ph.D.

/s/ M. Ross Johnson, Ph.D.	Director	March 15, 2006
M. Ross Johnson, Ph.D.

/s/ Gary D. Tollefson, M.D., Ph.D.	Director	March 15, 2006
Gary D. Tollefson, M.D., Ph.D.

S - 1

Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	F-2

Balance Sheets — As of December 31, 2005 and December 31, 2004	F-4

Statements of Operations — For the year ended December 31, 2005 and 2004 (unaudited), six months ended December 31, 2004 and 2003 (unaudited) and the years ended June 30, 2004 and 2003	F-5

Statements of Stockholders’ Equity (Deficit) — For the period from June 30, 2002 through December 31, 2005	F-6

Statements of Cash Flows — For the years ended December 31, 2005 and 2004 (unaudited), six months ended December 31, 2004 and 2003 (unaudited) and the years ended June 30, 2004 and 2003	F-8

Notes to Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Cortex Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Cortex Pharmaceuticals, Inc. (the “Company”) as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2005 and six months ended December 31, 2004. We have also audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cortex Pharmaceuticals, Inc. maintained effective control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Cortex Pharmaceuticals, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortex Pharmaceuticals, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the twelve months ended December 31, 2005 and six months ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that Cortex Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Furthermore, in our opinion, Cortex Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ Haskell & White LLP

Irvine, California

February 3, 2006

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Cortex Pharmaceuticals, Inc.

We have audited the accompanying statements of operations, stockholders’ equity (deficit) and cash flows of Cortex Pharmaceuticals, Inc. for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations, stockholders’ equity (deficit) and its cash flows of Cortex Pharmaceuticals, Inc. for the years ended June 30, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

July 27, 2004

Cortex Pharmaceuticals, Inc.

BALANCE SHEETS

	December 31, 2005	December 31, 2004
Assets

Current assets:
Cash and cash equivalents	$2,062,531	$9,157,315
Marketable securities	15,198,384	18,838,601
Accounts receivable	14,926	41,738
Other current assets	240,535	317,850

Total current assets	17,516,376	28,355,504

Furniture, equipment and leasehold improvements, net	438,841	387,818
Capitalized financing costs	—	1,135,724
Other	33,407	33,407

	$17,988,624	$29,912,453

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,851,906	$1,365,604
Accrued wages, salaries and related expenses	543,243	263,959
Unearned licensing revenue	125,841	377,524
Advance for MCI project	285,630	277,978

Total current liabilities	2,806,620	2,285,065

Other non-current liability	49,988	22,576

Common stock warrants	—	3,958,165

Total liabilities	2,856,608	6,265,806

Commitments and Contingencies (Note 7)	—	—

Stockholders’ equity (deficit):
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 75,000,000; shares issued and outstanding: 32,794,958 (December 31, 2005) and 32,688,636 (December 31, 2004)	32,795	32,688
Additional paid-in capital	81,000,213	77,964,857
Deferred compensation	(142,000)	(195,250)
Unrealized loss, available for sale marketable securities	(45,735)	(48,116)
Accumulated deficit	(65,734,960)	(54,129,235)

Total stockholders’ equity	15,132,016	23,646,647

	$17,988,624	$29,912,453

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

	Year ended December 31, 2005	Year ended December 31, 2004 (Unaudited)	Six Months ended December 31, 2004	Six Months ended December 31, 2003 (Unaudited)	Year ended June 30, 2004	Year ended June 30, 2003
Revenues:
Research and license revenue	$2,473,747	$4,075,492	$1,787,747	$4,503,667	$6,791,412	$4,765,048
Grant revenue	103,723	199,701	107,940	89,708	181,469	466,902

Total revenues	2,577,470	4,275,193	1,895,687	4,593,375	6,972,881	5,231,950

Operating expenses:
Research and development	11,178,525	8,172,809	4,925,607	2,869,073	6,116,275	3,724,459
General and administrative	3,391,430	2,665,707	1,529,946	1,155,224	2,290,985	2,479,528
Non-cash stock compensation charges (A)	167,622	368,452	152,178	889,369	1,105,643	217,347

Total operating expenses	14,737,577	11,206,968	6,607,731	4,913,666	9,512,903	6,421,334

Loss from operations	(12,160,107)	(6,931,775)	(4,712,044)	(320,291)	(2,540,022)	(1,189,384)
Interest income, net	637,373	303,311	167,346	13,006	148,971	14,511
Change in fair value of common stock warrants	(82,991)	394,526	498,456	(3,498,909)	(3,602,839)	—

Net loss applicable to common stock	$(11,605,725)	$(6,233,938)	$(4,046,242)	$(3,806,194)	$(5,993,890)	$(1,174,873)

Net loss per share, basic and diluted	$(0.36)	$(0.23)	$(0.14)	$(0.20)	$(0.26)	$(0.07)

Shares used in basic and diluted calculation	32,665,016	27,644,032	28,355,202	19,480,020	23,182,179	16,868,310

(A) Non-cash stock compensation charges include the following related expenses:
Research and development	$182,572	$213,327	$84,533	$60,164	$188,958	$76,842
General and administrative	(14,950)	155,125	67,645	829,205	916,685	140,505

	$167,622	$368,452	$152,178	$889,369	$1,105,643	$217,347

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B convertible preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Accumulated Other Comprehensive Loss	Accumulated deficit	Total
Balance, June 30, 2002	$21,703	$16,848	$42,284,085	$—	$—	$(42,914,230)	$(591,594)

Issuance of 304,276 shares of common stock upon exercise of stock options	—	305	128,467	—	—	—	128,772
Issuance and vesting of stock options and warrants for consultants	—	—	165,447	—	—	—	165,447
Compensation expense relating to extension of stock options previously granted to former President/Chief Executive Officer	—	—	51,900	—	—	—	51,900
Net loss and comprehensive loss	—	—	—	—	—	(1,174,873)	(1,174,873)

Balance, June 30, 2003	21,703	17,153	42,629,899	—	—	(44,089,103)	(1,420,348)

Sale of 3,333,334 shares of common stock, $1.50 per share, net of expenses	—	3,333	4,453,977	—	—	—	4,457,310
Sale of 6,909,091 shares of common stock, $2.75 per share, net of expenses	—	6,909	17,455,098	—	—	—	17,462,007
Issuance of 280,678 shares of common stock upon exercise of stock options	—	281	251,422	—	—	—	251,703
Issuance of 678,229 shares of common stock upon exercise of warrants	—	678	1,058,696	—	—	—	1,059,374
Issuance and vesting of stock options and warrants for consultants	—	—	1,061,644	—	—	—	1,061,644
Non-cash compensation charges for stock options re-priced in 1998	—	—	43,999	—	—	—	43,999
Change in value of warrants issued with sales of common stock	—	—	3,466,668	—	—	—	3,466,668
Amortization of capitalized financing costs	—	—	136,171	—	—	—	136,171
Comprehensive loss
Net loss	—	—	—	—	—	(5,993,890)	(5,993,890)
Unrealized loss on available for sale U.S. Government and other marketable securities	—	—	—	—	(35,670)	—	(35,670)

Comprehensive loss	—	—	—	—	(35,670)	(5,993,890)	(6,029,560)

Balance, June 30, 2004	$21,703	$28,354	$70,557,574	$—	$(35,670)	$(50,082,993)	$20,488,968

Continued …

Cortex Pharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued)

	Series B convertible preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Accumulated Other Comprehensive Loss	Accumulated deficit	Total
Balance, June 30, 2004	$21,703	$28,354	$70,557,574	$—	$(35,670)	$(50,082,993)	$20,488,968

Sale of 4,233,333 shares of common stock, $2.66 per share, net of estimated value of warrants issued to investors	—	4,233	6,790,265	—	—	—	6,794,498
Issuance of 313 shares of common stock upon exercise of stock options	—	1	256	—	—	—	257
Issuance of 100,000 shares of restricted stock in connection with an employment agreement	—	100	212,900	(213,000)	—	—	—
Issuance and vesting of stock options and warrants for consultants and other service providers	—	—	384,188	—	—	—	384,188
Amortization of deferred compensation for issued restricted stock	—	—	—	17,750	—	—	17,750
Non-cash compensation charges for stock options re-priced in 1998	—	—	19,674	—	—	—	19,674
Comprehensive loss
Net loss	—	—	—	—	—	(4,046,242)	(4,046,242)
Unrealized loss on available for sale U.S. Government and other marketable securities	—	—	—	—	(12,446)	—	(12,446)

Comprehensive loss	—	—	—	—	(12,446)	(4,046,242)	(4,058,688)

Balance, December 31, 2004	21,703	32,688	77,964,857	(195,250)	(48,116)	(54,129,235)	23,646,647

Issuance of 106,322 shares of common stock upon exercise of stock options	—	107	39,763	—	—	—	39,870
Issuance and vesting of stock options and warrants for consultants and other service providers	—	—	161,617	—	—	—	161,617
Amortization of deferred compensation for issued restricted stock	—	—	—	53,250	—	—	53,250
Non-cash compensation charges for options re-priced in 1998	—	—	(47,245)	—	—	—	(47,245)
Change in value of warrants issued with sales of common stock in December 2004	—	—	63,500	—	—	—	63,500
Amortization of capitalized financing costs for sales of common stock in December 2004	—	—	19,491	—	—	—	19,491
Reclassification of estimated value of warrants issued with sales of common stock in December 2004	—	—	3,958,165	—	—	—	3,958,165
Reclassification of unamortized capitalized financing costs for sales of common stock in December 2004	—	—	(1,159,935)	—	—	—	(1,159,935)
Comprehensive loss
Net loss	—	—	—	—	—	(11,605,725)	(11,605,725)
Unrealized gain on available for sale U.S. Government and other marketable securities	—	—	—	—	2,381	—	2,381

Comprehensive loss	—	—	—	—	2,381	(11,605,725)	(11,603,344)

Balance, December 31, 2005	$21,703	$32,795	$81,000,213	$(142,000)	$(45,735)	$(65,734,960)	$15,132,016

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2005	Year ended December 31, 2004 (Unaudited)	Six months ended December 31, 2004	Six months ended December 31, 2003 (Unaudited)	Year ended June 30, 2004	Year ended June 30, 2003
Cash flows from operating activities:
Net loss applicable to common stock	$(11,605,725)	$(6,233,938)	$(4,046,242)	$(3,806,194)	$(5,993,890)	$(1,174,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	106,484	116,092	55,768	59,424	119,748	155,846
Stock option compensation expense	167,622	368,452	152,178	889,369	1,105,643	217,347
Amortization of capitalized financing costs	19,491	113,474	9,544	32,241	136,171	—
Change in fair value of common stock warrants	63,500	(508,000)	(508,000)	3,466,668	3,466,668	—
Loss on impairment of fixed assets	18,049	—	—	—	—	—
Changes in operating assets/liabilities:
Restricted cash	—	2,713	—	80,698	83,411	97,475
Accrued interest on marketable securities	137,374	123,457	101,946	—	21,511	—
Accounts receivable	26,812	636,102	90,789	(249,389)	295,924	(312,979)
Other current assets	77,315	641	(49,585)	(107,952)	(57,726)	140,333
Accounts payable and accrued expenses	765,586	15,427	89,412	549,083	475,098	671,149
Unearned revenue	(224,271)	(389,267)	(186,571)	(1,474,918)	(1,677,614)	(649,659)
Changes in other assets and other liabilities	12,868	9,651	7,732	3,053	4,972	5,468

Net cash used in operating activities	(10,434,895)	(5,745,196)	(4,283,029)	(557,917)	(2,020,084)	(849,893)

Cash flows from investing activities:
Purchase of marketable securities	(19,421,417)	(29,210,174)	(14,342,439)	(600,000)	(15,467,735)	—
Proceeds from maturities of marketable securities	22,927,846	10,600,000	7,600,000	200,000	3,200,000	—
Purchase of fixed assets	(181,977)	(260,044)	(179,260)	(9,888)	(90,672)	(2,834)

Net cash provided by (used in) investing activities	3,324,452	(18,870,218)	(6,921,699)	(409,888)	(12,358,407)	(2,834)

Cash flows from financing activities:
Proceeds from issuance of common stock in December 2004 private placement, net	(24,211)	10,384,829	10,384,829	—	—	—
Proceeds from issuance of common stock in January 2004 private placement, net	—	17,462,007	—	—	17,462,007	—
Proceeds from issuance of common stock in August 2003 private placement, net	—	(38,419)	—	4,495,729	4,457,310	—
Proceeds from issuance of common stock upon exercise of warrants	—	984,194	—	75,180	1,059,374	—
Proceeds from issuance of common stock upon exercise of stock options	39,870	132,843	257	119,117	251,703	128,772

Net cash provided by financing activities	15,659	28,925,454	10,385,086	4,690,026	23,230,394	128,772

Increase (decrease) in cash and cash equivalents	(7,094,784)	4,310,040	(819,642)	3,722,221	8,851,903	(723,955)
Cash and cash equivalents, beginning of period	9,157,315	4,847,275	9,976,957	1,125,054	1,125,054	1,849,009

Cash and cash equivalents, end of period	$2,062,531	$9,157,315	$9,157,315	$4,847,275	$9,976,957	$1,125,054

See accompanying notes.

Cortex Pharmaceuticals, Inc.

NOTES TO FINANCIAL STATEMENTS

(Information for the Year ended December 31, 2004 and Six Months ended December 31, 2003 is unaudited)

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

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”) that will enable Organon to develop and commercialize the Company’s AMPAKINE® technology for the treatment of schizophrenia and depression (Note 5). In October 2000, the Company entered into a research collaboration and exclusive license agreement with Les Laboratoires Servier (“Servier”). The agreement, as amended to date, will enable Servier to develop and commercialize the Company’s AMPAKINE technology for the treatment of anxiety disorders and memory impairment associated with aging and neurodegenerative diseases, such as Alzheimer’s disease (Note 4).

From inception through December 31, 2005, the Company has generated only modest operating revenues, the majority of which it derived from its agreements with Servier and Organon, as further described in Notes 4 and 5, respectively. These agreements contributed 96%, 95%, 94%, 98%, 97% and 91% of total revenues for the years ended December 31, 2005 and 2004, six months ended December 31, 2004 and 2003 and the years ended June 30, 2004 and 2003, respectively.

Under the agreement with Servier, during the years ended December 31, 2005 and 2004, six months ended December 31, 2004 and 2003 and years ended June 30, 2004 and 2003 the Company recorded research and licensing revenues of approximately $2,474,000, $4,075,000, $1,788,000, $2,504,000, $4,791,000 and $4,756,000, respectively. During the same periods, the Company incurred direct and indirect expenses for the Servier research collaboration totaling approximately $2,222,000, $2,164,000, $1,082,000, $1,058,000, $2,139,000 and $2,098,000, respectively.

Under the agreement with Organon, the Company recorded research and licensing revenues of $2,000,000 for the six months ended December 31, 2003 and the year ended June 30, 2004. There were no research or license revenues under such agreement for the years ended December 31, 2005 and 2004, six months ended December 31, 2004 or the year ended June 30, 2003. During the same periods the Company incurred no direct or indirect expenses for the Organon research collaboration.

Cortex anticipates that it has sufficient capital and committed funding to maintain its operations into early 2007; however, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company likely will need to raise additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all; if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

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

Basis of Presentation — As reported on the Company’s Current Report on Form 8-K dated November 10, 2004, the Company changed its fiscal year end from June 30 to December 31. As a result, the Company is reporting a six-month transition period ended December 31, 2004 in order to change its fiscal year to match the calendar year. Unaudited results for the year ended December 31, 2004 and the six-month period ended December 31, 2003 have been included for comparative purposes.

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

Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition are less than the asset’s carrying amount. The Company did not recognize any significant impairment losses during any of the periods presented.

Revenue Recognition — The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the fees earned can be readily determined; and (iv) collectibility of the fees is reasonably assured.

The Company recognizes research revenue from its collaboration with Servier (Note 4) as services are performed under the agreement, which includes compensation to the Company based upon an annual rate for each full-time equivalent employee that dedicates research to the project. The agreements provide scheduled quarterly payments to the Company in advance of the period during which the services are to be performed. The Company records the resultant revenue from the agreements as it performs the contracted research services.

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

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached consensus on Issue 00-21. EITF Issue 00-21 addresses the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Specifically, Issue 00-21 requires the recognition of revenue from milestone payments over the remaining minimum period of performance obligations under such multiple element arrangements. As required, we apply the principles of Issue 00-21 to multiple element research and licensing agreements that we enter into or modify after July 1, 2003.

In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), amounts received for upfront technology license fees under multiple-element arrangements are deferred and recognized on a straight-line basis over the period of committed services or performance, which approximates the level of efforts provided, if such arrangements require the Company’s on-going services or performance.

Cortex amortizes the revenues from Servier’s $5,000,000 nonrefundable upfront fee ratably over the research phase of the agreement, as amended, which began in December 2000 and ends in early December 2006.

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

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock plans under the fair value method. The fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for the years ended December 31, 2005 and 2004, six months ended December 31, 2004 and 2003 and years ended June 30, 2004 and 2003, respectively: weighted average risk-free interest rates of 4.3%, 3.3%, 3.3%, 2.1%, 2.2% and 2.8%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 82%, 65%, 63%, 106%, 105% and 99%; and a weighted average life of 5.3 years, 4.8 years, 4.8 years, 3.8 years, 3.8 years and 4.0 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the vesting period of the options, resulting in the following pro forma information for the years ended December 31, 2005 and 2004, six months ended December 31, 2004 and 2003 and the years ended June 30, 2004 and 2003:

	Year ended December 31, 2005	Year ended December 31, 2004	Six months ended December 31, 2004	Six months ended December 31, 2003 (Unaudited)	Year ended June 30, 2004	Year ended June 30, 2003
Net loss applicable to common stock, as reported	$(11,605,725)	$(6,233,938)	$(4,046,242)	$(3,806,194)	$(5,993,890)	$(1,174,873)
Stock-based employee compensation expense included in reported net loss	(40,034)	23,274	16,927	30,948	37,295	—
Total stock-based employee compensation expense determined under fair value based method for all options	(1,768,753)	(1,287,282)	(665,491)	(1,116,369)	(1,857,440)	(692,366)

Pro forma net loss applicable to common stockholders	$(13,414,512)	$(7,497,946)	$(4,694,806)	$(4,891,615)	$(7,814,035)	$(1,867,239)

Basic and diluted net loss per share available to common stockholders, as reported	$(0.36)	$(0.23)	$(0.14)	$(0.20)	$(0.26)	$(0.07)

Basic and diluted net loss per share available to common stockholders, pro forma	$(0.41)	$(0.27)	$(0.17)	$(0.25)	$(0.34)	$(0.11)

The pro forma effect on net loss shown above is not necessarily indicative of potential pro forma effects on results for future years. The estimated weighted average fair value of options granted during the years ended December 31, 2005 and 2004, six months ended December 31, 2004 and 2003 and the years ended June 30, 2004 and 2003 was $1.63, $1.38, $1.38, $1.96, $1.95 and $0.53, respectively.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25” (“FIN 44” or “the Interpretation”). As required, the Company adopted the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. Prior to release of FIN 44, in December 1998 the Company re-priced previously issued stock options to purchase approximately 970,000 shares of common stock to a price of $0.375 per share, which represented the fair market value of the common stock on the date of the re-pricing. By adopting the Interpretation, the Company applied variable accounting for these options until such options were exercised or forfeited.

For the year ended December 31, 2005, applying the Interpretation decreased the net loss by $47,200, with no impact on net loss per share. For the year ended December 31, 2004, the effect of applying FIN 44 was an increase in the net loss of $28,600, with no impact on net loss per share.

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

Of the options re-priced in December 1998, as of December 31, 2005 options to purchase 129,597 remained outstanding. The variable accounting treatment for these options under FIN 44 will not be applied beyond December 31, 2005, when the Company will adopt Statement No. 123(R), “Share Based Payment,” which is discussed more fully below. Additionally, given that all of the re-priced options outstanding as of December 31, 2005 are vested and exercisable, these options are not expected to be subject to the requirements of Statement No. 123(R). Consequently, the accounting for the re-priced options is not expected to impact future results of operations.

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

The Company estimates that the impact of adopting Statement No. 123(R) will approximate the pro-forma disclosures for prior periods, and therefore believes that the impact may be material to its results of operations.

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

Net Loss per Share — In accordance with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (“SFAS 128”), net loss per share is computed based on the weighted average number of common shares outstanding.

The Company has reserved approximately 18 million shares of common stock for issuance upon exercise of outstanding stock options and stock purchase warrants, as well as for conversion of the Company’s Series B preferred stock, as further described in Note 3. The effect of the potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

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

Note 2 — Detail of Selected Balance Sheet Accounts

The following is a summary of marketable securities as of December 31, 2005:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate obligations	$4,882,927	$45	$(16,496)	$4,866,476
U.S. Government obligations	499,112	—	(2,782)	496,330
Mortgage backed government securities	3,850,466	—	(19,196)	3,831,270
Other asset and mortgage backed securities	6,011,614	2,449	(9,755)	6,004,308

Total marketable securities	$15,244,119	$2,494	$(48,229)	$15,198,384

The amortized cost and estimated fair value of available-for-sale marketable securities as of December 31, 2005, by contractual maturity, are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Maturities
Within one year	$7,871,012	$101	$(31,158)	$7,839,955
After one year through five years	7,373,107	2,393	(17,071)	7,358,429

Total marketable securities	$15,244,119	$2,494	$(48,229)	$15,198,384

The following is a summary of marketable securities as of December 31, 2004:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate obligations	$4,562,185	$—	$(23,689)	$4,538,496
U.S. Government obligations	1,490,717	242	(144)	1,490,815
Mortgage backed government securities	4,835,044	—	(24,291)	4,810,753
Other asset and mortgage backed securities	6,998,771	312	(546)	6,998,537
Preferred securities	1,000,000	—	—	1,000,000

Total marketable securities	$18,886,717	$554	$(48,670)	$18,838,601

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

Gross realized gains and losses on sales of marketable securities were not significant in the years ended December 31, 2005 and 2004, six months ended December 31, 2004 and 2003, or the fiscal years ended June 30, 2004 or 2003. The Company manages risk on its investment portfolio by matching scheduled investment maturities with its cash requirements.

Furniture, equipment and leasehold improvements consist of the following:

	December 31,
	2005	2004
Laboratory equipment	$1,627,899	$1,615,573
Leasehold improvements	729,186	719,482
Furniture and equipment	167,089	178,764
Computers and software	331,422	223,522

	2,855,596	2,737,341
Accumulated depreciation	(2,416,755)	(2,349,523)

	$438,841	$387,818

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

Series B Preferred outstanding as of December 31, 2005 and 2004 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, subject to adjustment under certain circumstances. As of December 31, 2005, the remaining shares of Series B Preferred outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred at a price of $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days’ prior notice.

Common Stock and Common Stock Purchase Warrants

On August 21, 2003, the Company issued 3,333,334 shares of common stock to accredited investors in a private placement transaction for $1.50 per share, providing gross proceeds of $5,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $4,500,000. In connection with the transaction, the Company also issued five-year warrants to the investors to purchase up to an additional 3,333,334 shares of the Company’s common stock at an exercise price of $2.55 per share. In January 2004, warrants to purchase 339,997 common shares were exercised, resulting in proceeds of approximately $870,000. In February 2006, warrants to purchase another 333,335 common shares were exercised, resulting in proceeds of approximately $850,000.

In connection with the August 2003 private placement, the Company also issued warrants to two placement agents to purchase 30,000 and 83,061 shares of the Company’s common stock, respectively. The warrant to purchase 30,000 shares of the Company’s common stock has an exercise price of $1.50 per share and a five-year term. The warrant to purchase 83,061 shares of the Company’s common stock has an exercise price of $2.71 per share and a three-year term. Of the warrants issued to the placement agents, during the year ended June 30, 2004 warrants to purchase 27,000 common shares were exercised, providing proceeds of approximately $40,000. All of the warrants issued in the August 2003 transaction provide a call right in favor to the Company to the extent that the price per share of the Company’s common stock exceeds $6.00 per share for 13 consecutive trading days, subject to certain circumstances.

On January 7, 2004, the Company issued 6,909,091 shares of common stock to accredited investors in a private placement transaction for $2.75 per share, resulting in gross proceeds of $19,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $17,500,000. In connection with the January 2004 transaction, the Company issued five-year warrants to the investors to purchase up to 4,490,910 shares of the Company’s common stock at an exercise price of $3.25 per share. The Company also issued two additional warrants to purchase 54,750 and 272,959 shares of the Company’s common stock, respectively, to two placement agents. The warrant to purchase 54,750 shares of the Company’s common stock has an exercise price of $2.75 per share and a five-year term. The warrant to purchase 272,959 shares of the Company’s common stock has an exercise price of $3.48 per share and a three-year term. All of the warrants issued in the January 2004 transaction provide a call right in favor to the Company to the extent that the price per share of the Company’s common stock exceeds $7.50 per share for 13 consecutive trading days, subject to certain circumstances.

On December 14, 2004, the Company issued 4,233,333 shares of common stock to accredited investors in a private placement transaction for $2.66 per share, resulting in gross proceeds of $11,260,663. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $10,400,000. In connection with the December 2004 transaction, the Company issued five-year warrants to the investors to purchase up to 2,116,666 shares of the Company’ common stock at an exercise price of $3.00 per share. The Company also issued three-year warrants to purchase 164,289 shares of the Company’s common stock at an exercise price of $3.43 per share to the placement agent for the transaction. All of the warrants issued in the December 2004 transaction provide a call right in favor to the Company to the extent that the price per share of the Company’s common stock exceeds $7.50 per share for 13 consecutive trading days, subject to certain circumstances.

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

The fair value of the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: no dividends; risk-free interest rate of 3.4%; the contractual life of 5 years and volatility of 100%. The fair value of the warrants was estimated to be $5,000,000 on the closing date of the transaction. The fair value of the warrants was re-measured at December 8, 2003, the date of effectiveness of the registration statement. The increase in fair value of the warrants of $3,467,000 from the closing date of the transaction to the effective date of the registration statement has been recorded as a charge to other expense in the Statement of Operations for the year ended June 30, 2004. The warrant liability was reclassified to additional paid-in capital as of the date of effectiveness of the registration statement, or December 8, 2003.

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

The fair value of the warrants was re-measured at January 26, 2005, the date of effectiveness of the registration statement, and the increase in estimated fair value was recorded as other expense in the Statement of Operations for the year ended December 31, 2005. As of the effectiveness of the registration statement, the warrant liability was reclassified to additional paid-in capital, evidencing the non-impact of these adjustments on the Company’s financial position and business operations.

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

In connection with the engagement of a consultant for investor relations purposes, from February 2003 through June 2003 the Company issued five-year warrants to purchase up to an aggregate of 116,000 shares of common stock at a weighted-average exercise price of $0.88 per share. In connection with the same agreement, from July 2003 through June 2004 the Company issued warrants to purchase up to 48,000 shares of common stock at a weighted-average exercise price of $2.95 per share. From July 2004 through December 2004, the Company issued warrants to purchase another 24,000 shares of common stock at a weighted-average exercise price of $2.33 per share. During the year ended December 31, 2005, the Company issued warrants to purchase another 8,000 shares of common stock at a weighted-average exercise price of $2.765 per share. The above warrants are fully exercisable and resulted in expense of approximately $13,000, $34,000, $107,000 and $62,000 for the fiscal year ended December 31, 2005, six months ended December 31, 2004 and the fiscal years ended June 30, 2004 and 2003, respectively. The exercise prices for the above warrants were derived from the fair market value of the Company’s common stock on the date of issuance. During the year ended June 30, 2004, related warrants to purchase a total of 55,000 shares of the Company’s common stock were exercised, resulting in proceeds of approximately $43,000.

As of December 31, 2005, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred; 10,457,972 shares for issuance upon exercise of warrants; 7,544,721 shares for issuance upon exercise of outstanding stock options; and 1,303,816 shares for issuance upon exercise of stock options available for future grant.

Warrant transactions by the Company for each of the two years in the period ended June 30, 2004, the six-month period ended December 31, 2004 and the year ended December 31, 2005 are summarized below:

	Number of shares	Weighted average exercise price per share
Outstanding as of June 30, 2002	275,000	$1.50
Issued	316,000	0.75
Exercised	—	—
Expired	(75,000)	1.55

Outstanding as of June 30, 2003	516,000	$1.03
Issued	8,313,014	2.96
Exercised	(733,997)	1.64
Expired	—	—

Outstanding as of June 30, 2004	8,095,017	$2.96
Issued	2,304,955	3.02
Exercised	—	—
Expired	—	—

Outstanding as of December 31, 2004	10,399,972	$2.97
Issued	108,000	2.75
Exercised	—	—
Expired	(50,000)	3.02

Outstanding as of December 31, 2005	10,457,972	$2.97

Information regarding warrants outstanding at December 31, 2005 is as follows:

Range of exercise prices	Number outstanding and exercisable at December 31, 2004	Weighted average remaining contractual life	Weighted average exercise price
$ 0.67 - 0.80	91,000	2.1 years	$0.74
1.50 - 2.19	27,000	2.9 years	1.93
2.39 - 3.25	9,886,724	3.1 years	2.97
3.43 - 4.29	453,248	1.4 years	3.47

	10,457,972

Stock Option and Stock Purchase Plan

1996 Stock Incentive Plan — The 1996 Plan provides for the granting of options and rights to purchase up to an aggregate of 10,213,474 shares of the Company’s authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganizations) to qualified employees, officers, directors, consultants and other service providers. The exercise price of nonqualified stock options and the purchase price of stock offered under the 1996 Plan, which terminates October 25, 2006, must be at least 85% of the fair market value of the common stock on the date of grant. The exercise price of incentive stock options must be at least equal to the fair market value of the common stock on the date of grant.

Subject to any restrictions under federal or securities laws, the Chief Executive Officer may award stock options to new non executive-officer employees and consultants, with a market value at the time of hire equivalent to up to one time the employee’s annual salary or consultant’s anticipated consulting fees. The Chief Executive Officer shall have the discretion to increase or decrease such awards based on market and recruiting factors subject to a limit per person of options to purchase 35,000 shares. Additionally, on an annual basis, the Chief Executive Officer may grant continuing employees and consultants, based upon performance and objectives, a stock option for that number of shares up to 40% of the employee’s annual salary or the consultant’s fees, but not to exceed 35,000 shares per person per year. Any option grant exceeding 35,000 shares per person per year requires approval by the Compensation Committee of the Board of Directors. These options shall be granted with an exercise price equal to the fair market value of the Company’s common stock on the date of issuance, have a ten-year term, vest annually over a three-year period from the dates of grant and have other terms consistent with the 1996 Plan.

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

As of December 31, 2005, options to purchase an aggregate of 4,621,043 shares of common stock were exercisable under the Company’s stock option plan. During the years ended December 31, 2005, six-month period ended December 31, 2004 and the years ended June 30, 2004 and 2003 the Company did not issue options to purchase shares of common stock with exercise prices below the fair market value of the common stock on the dates of grant.

Stock option transactions under the Company’s stock option plan for the two years in the period ended June 30, 2004, the six-month period ended December 31, 2004 and the year ended December 31, 2005 are summarized below:

	Number of shares	Weighted average exercise price per share
Outstanding as of June 30, 2002	2,628,415	$1.58
Granted	1,563,195	0.78
Exercised	(304,276)	0.42
Expired	(3,000)	0.38
Forfeited	(226,610)	2.20

Outstanding as of June 30, 2003	3,657,724	$1.29
Granted	1,536,527	2.76
Exercised	(280,678)	0.90
Expired	(4,000)	0.38
Forfeited	(120,491)	1.96

Outstanding as of June 30, 2004	4,789,082	$1.77
Granted	1,754,275	2.58
Exercised	(100,313)	2.12
Forfeited	(6,501)	2.00

Outstanding as of December 31, 2004	6,436,543	$1.97
Granted	1,391,500	2.35
Exercised	(106,322)	0.38
Expired	(12,000)	0.73
Forfeited	(165,000)	2.55

Outstanding as of December 31, 2005	7,544,721	2.05

Available for future grant	1,303,816

Information regarding stock options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at December 31, 2005	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2005	Weighted average exercise price
$0.38 - $ 0.75	1,154,094	5.3 years	$0.65	1,154,094	$0.65
0.76 - 1.11	975,187	5.8 years	0.82	890,521	0.82
1.56 - 2.30	786,844	7.6 years	2.11	419,146	2.08
2.35 - 2.65	1,415,200	9.8 years	2.35	33,700	2.45
2.68 - 2.74	1,417,510	8.5 years	2.68	585,189	2.68
2.76 - 4.44	1,795,886	7.2 years	2.87	1,538,393	2.87

	7,544,721	7.5 years	2.05	4,621,043	1.82

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

The Company has 35,000 shares of Series A Junior Participating Preferred Stock authorized (35,000,000 Units), of which no shares or Units are issued or outstanding at December 31, 2005. Each Unit would entitle the holder to (A) one vote, voting together with the shares of common stock; (B) in the event that the Company’s assets are liquidated, a payment of $1.00 or an amount equal to the payment to be distributed per share of common stock, whichever is greater; and (C) in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, a payment in the amount equal to the payment received per share of common stock. The number of Rights per share of common stock, and the purchase price, are subject to adjustment in the event of each and any stock split, stock dividend or similar event.

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

In connection with the agreement, Servier paid Cortex a nonrefundable, up-front payment of $5,000,000. The upfront payment is being amortized as revenue over the research support period, as extended by the amendments entered into in October 2002 and December 2003. The October 2000 agreement includes research support through early December 2006, subject to Cortex providing agreed-upon levels of research. The amount of support is subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index. Under the October 2000 agreement, as amended to date, Cortex currently receives annual support of approximately $2,298,000. The agreement also includes milestone payments based upon clinical development and royalty payments on sales in licensed territories.

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

Note 5 — Research and License Agreement with NV Organon

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon. The agreement will enable Organon to develop and commercialize the Company’s proprietary AMPAKINE technology for the treatment of schizophrenia and depression.

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

As the funding from the Institute must be used solely for the planned clinical trials in MCI patients, Cortex recorded the amounts received as restricted cash in the Company’s balance sheet. Provided that Cortex complies with the conditions of the funding agreement, repayment of the advance shall be forgiven unless Cortex enters one of its AMPAKINE compounds into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include the principal amount plus accrued interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the outstanding principal balance and any accrued interest thereon as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances. Included in the balance sheet is accrued principle and interest of $285,630 and $277,978 at December 31, 2005 and December 31, 2004, respectively.

Note 7 — Commitments

The Company leases its offices and research laboratories under an operating lease that expires May 31, 2009. Rent expense under this lease for the years ended December 31, 2005 and 2004, six months ended December 31, 2004 and 2003 and years ended June 30, 2004 and 2003 was approximately $504,000, $405,000, $243,000, $167,000, $329,000, and $295,000, respectively. Commitments under the lease for the years ending December 31, 2006, 2007, 2008 and 2009 are approximately $497,000, $517,000, $536,000 and $227,000, respectively.

As of December 31, 2005, the Company has employment agreements with two of its executive officers, which agreements expire in May 2006 and August 2008. The agreements involve annual salary payments approximating $535,000 and provide for bonuses under certain circumstances.

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

Commitments for preclinical and clinical studies of CX717 amount to approximately $2,764,000. Separately, commitments under sponsored research agreements for services to be rendered for the year ending December 2006 approximated $667,000. Commitments under scientific consulting agreements for services to be rendered for the year ending December 31, 2006 approximate $50,000.

The Company has entered agreements with an academic institution that provide the Company exclusive rights to certain of the technologies that the Company is developing. Under the terms of the agreements, the Company is committed to royalty payments. These payments include minimum annual royalties of approximately $70,000 for the year ended December 31, 2005 and for each year thereafter for the remaining life of the patents covering the subject technologies, with December 2018 the date of the last to expire related patent. The agreements commit the Company to spend a minimum of $750,000 per year to advance the AMPAKINE compounds during the three years ending in May 2006. Thereafter, the Company’s spending requirements will decrease to $250,000 per year and will continue at that level until the Company begins marketing an AMPAKINE compound. The agreements also commit the Company to pay up to an additional $875,000 upon achievement of certain clinical testing and regulatory approval milestones, and to remit a portion of certain remuneration received in connection with sublicensing agreements.

Note 8 — Related Party Transactions

During the years ended December 31, 2005 and 2004, six months ended December 31, 2004 and 2003 and years ended June 30, 2004 and 2003, the Company paid scientific and other consulting fees to directors and/or stockholders aggregating approximately $196,000, $199,000, $101,000, $26,500, $58,800 and $53,000, respectively. Under certain circumstances, the Company is obligated to make royalty payments to certain of its scientific consultants, some of whom are stockholders, and to one employee, upon successful commercialization of certain of its products by the Company or its licensees.

Note 9 — Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of December 31, 2005, the Company had federal and California tax net operating loss carryforwards of approximately $53,000,000 and $37,000,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California franchise tax purposes. The federal and California net operating loss carryforwards will expire at various dates from 2006 to 2025. The Company also has federal and California research and development tax credit carryforwards totaling approximately $900,000 and $500,000, respectively. The federal research and development tax credit carryforwards will expire at various dates from 2006 to 2025. The California research and development tax credit carryforward does not expire and will carryforward indefinitely until utilized.

The Company’s effective tax rate is different from the federal statutory rate of 35% due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company may have had a change in control under these Sections during prior fiscal years; however, the Company’s does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss and tax credit carryforwards until the time that it projects it will be able to utilize these tax attributes.

Significant components of the Company’s deferred tax assets as of December 31, 2005 and 2004 are shown below. A valuation allowance of $23,618,000 as of December 31, 2005 has been established against the Company’s deferred tax assets as realization of such assets is uncertain. The increase in the valuation allowance of $4,073,000 from December 31, 2004 to December 31, 2005 relates primarily to continuing net operating losses.

Deferred tax assets consist of the following:

	December 31, 2005	December 31, 2004
Net operating loss carryforwards	$20,849,000	$16,715,000
Research and development credits	1,262,000	1,367,000
Capitalized research and development costs	564,000	459,000
Unearned revenue	55,000	147,000
Depreciation	90,000	87,000
Other, net	798,000	770,000

Net deferred tax assets	23,618,000	19,545,000
Valuation allowance for deferred tax assets	(23,618,000)	(19,545,000)

Total deferred tax assets	$—	$—

Note 10 — Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2005 and 2004, respectively is as follows:

	Three Months Ended March 31, 2005	Three Months Ended June 30, 2005	Three Months Ended September 30, 2005	Three Months Ended December 31, 2005
2005 Quarters

Total revenues	$669,158	$647,023	$625,122	$606,167
Total costs and expenses	3,424,789	3,489,377	3,317,172	4,506,239
Loss from operations	(2,725,631)	(2,842,354)	(2,692,050)	(3,900,072)
Change in fair value of common stock warrants	(82,991)	—	—	—
Net loss	$(2,647,862)	$(2,688,816)	$(2,530,052)	$(3,738,995)
Basic and diluted loss per share	$(0.08)	$(0.08)	$(0.08)	$(0.11)

	Three Months Ended March 31, 2004	Three Months Ended June 30, 2004	Three Months Ended September 30, 2004	Three Months Ended December 31, 2004
2004 Quarters

Total revenues	$1,166,009	$1,213,497	$1,175,166	$720,521
Total costs and expenses	1,967,581	2,631,656	2,756,058	3,851,673
Loss from operations	(801,572)	(1,418,159)	(1,580,892)	(3,131,152)
Change in fair value of common stock warrants	(103,930)	—	—	498,456
Net loss	$(873,504)	$(1,314,192)	$(1,511,101)	$(2,535,141)
Basic and diluted loss per share	$(0.03)	$(0.05)	$(0.05)	$(0.09)

Cortex Pharmaceuticals, Inc.

Annual Report on Form 10-K

Year ended December 31, 2005

Exhibit Index

Exhibit Number	Description	Sequentially Numbered Page
3.1	Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment of June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, by Certificate of Designation filed June 4, 1997, by Certificate of Amendment of Restated Certificate of Incorporation filed December 21, 1998, and by Certificate of Designation filed February 11, 2002, incorporated by reference to the same numbered Exhibit of the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002, as further amended by Certificate of Amendment of Restated Certificate of Incorporation filed December 15, 2003, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004.	—

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.	—

3.4	Certificate of Amendment of Restated Certificate of Incorporation filed March 2, 2006.	—

4.1	Rights Agreement, dated as of February 8, 2002, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan, incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.

10.2	Consulting Agreement, dated October 30, 1987, between the Company and Carl W. Cotman, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.*	—

10.3	Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.*	—

10.19	License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	—

10.31	License Agreement dated June 25, 1993, as amended, between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

10.44	Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed May 16, 1994.	—

Exhibit Number	Description	Sequentially Numbered Page
10.49	Settlement Agreement between the Company and Alkermes, Inc., dated October 5, 1995, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting confidential treatment under Rule 406 of the Securities Act of 1933).	—

10.60	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.*	—

10.64	Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to the same numbered Exhibit to the Company’s quarterly report on Form 10-QSB as filed on February 16, 1999. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24-b2 of the Securities Exchange Act of 1934.)	—

10.65	Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.	—

10.67	Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Ruled 24b-2 of the Securities Act of 1934).	—

10.69	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 10-QSB filed February 12, 2001.*

10.70	Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.*	—

10.71	Employment agreement dated June 5, 1995 between the Company and Gary A. Rogers, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.*	—

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.	—

10.74	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q, as filed on November 14, 2002.*	—

10.75	Securities Purchase Agreement dated August 21, 2003, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed August 22, 2003.	—

10.76	First Amendment dated August 8, 2003 to the employment agreement between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed September 19, 2003.*	—

10.77	Amendment dated December 16, 2003 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

10.78	Securities Purchase Agreement dated January 7, 2004, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed January 9, 2004.	—

Exhibit Number	Description	Sequentially Numbered Page
10.79	Amendment No. 2 to the Lease Agreement for the Company’s facilities in Irvine, California, dated March 9, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.	—

10.80	Form of Incentive/Nonqualified Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*	—

10.81	Form of Restricted Stock Award under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*	—

10.82	Amendment dated January 1, 2004 to the employment agreement dated May 17, 2000 between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*	—

10.83	Amendment dated January 1, 2004 to the employment agreement dated June 5, 1995 between the Company and Gary A. Rogers, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*	—

10.84	Consulting Agreement dated April 16, 2004 between the Company and Gary D. Tollefson, M.D., Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*	—

10.85	Employment letter of agreement dated July 26, 2004 between the Company and Harry H. Mansbach, M.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*	—

10.86	Second Amendment dated November 10, 2004 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*	—

10.87	Securities Purchase Agreement dated December 14, 2004, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 20, 2004.	—

10.88	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 21, 2005.*	—

10.89	Stock Ownership Policy for the Company’s Directors and Executive Officers as adopted by the Company’s Board of Directors on December 16, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 21, 2005.*	—

10.90	Third Amendment dated August 13, 2005 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 17, 2005.*	—

10.91	Cash Bonus Payment for Executive Officers for 2005, incorporated by reference to the Company’s Form 8-K Current Report filed on January 18, 2006.*	—

10.92	Employment letter of agreement dated January 9, 2006 between the Company and Mark Varney, Ph.D.*	—

21	Subsidiaries of the Registrant.	—

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	—

23.2	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.	—

24	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K.	—

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—

Exhibit Number	Description	Sequentially Numbered Page
32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

*	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.