Form 10-Q
period 2006-03-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2006-05-09
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-16467

Cortex Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0303583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

32,863,460 shares of Common Stock as of May 5, 2006

CORTEX PHARMACEUTICALS, INC.

Items 1 and 3-5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited) March 31, 2006	(Note) December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$6,586,879	$2,062,531
Marketable securities	12,612,638	15,198,384
Accounts receivable	18,587	14,926
Other current assets	238,235	240,535

Total current assets	19,456,339	17,516,376
Furniture, equipment and leasehold improvements, net	451,149	438,841
Other	33,407	33,407

	$19,940,895	$17,988,624

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,109,945	$1,851,906
Accrued wages, salaries and related expenses	412,112	543,243
Unearned revenue	485,524	125,841
Advance for MCI project	287,926	285,630

Total current liabilities	2,295,507	2,806,620
Deferred rent	54,824	49,988

Total liabilities	2,350,331	2,856,608
Stockholders’ equity:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 75,000,000; shares issued and outstanding: 34,863,460 (March 31, 2006) and 32,794,958 (December 31, 2005)	34,863	32,795
Additional paid-in capital	87,997,799	81,000,213
Deferred compensation	(128,675)	(142,000)
Unrealized loss, available for sale marketable securities	(40,624)	(45,735)
Accumulated deficit	(70,294,502)	(65,734,960)

Total stockholders’ equity	17,590,564	15,132,016

	$19,940,895	$17,988,624

See accompanying notes.

Note: The balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31,
	2006	2005
Revenues:
Research and license revenue	$214,721	$658,478
Grant revenue	16,161	40,680

Total revenues	230,882	699,158
Operating expenses (A):
Research and development expenses	3,465,399	2,656,953
General and administrative expenses	1,475,460	767,836

Total operating expenses	4,940,859	3,424,789

Loss from operations	(4,709,977)	(2,725,631)
Interest, net	150,435	160,760
Increase in fair value of common stock warrants	—	(63,500)
Amortization of capitalized financing costs	—	(19,491)

Net loss	$(4,559,542)	$(2,647,862)

Basic and diluted net loss per share:	$(0.14)	$(0.08)

Shares used in calculating per share amounts Basic and diluted	32,834,773	32,626,200

(A) Operating expenses include the following non-cash stock compensation charges:
Research and development	$741,868	$20,487
General and administrative	552,015	(14,950)

	$1,293,883	$5,537

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,559,542)	$(2,647,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,581	24,386
Stock option compensation expense	1,293,883	5,537
Amortization of capitalized financing costs	—	19,491
Increase in fair value of common stock warrants	—	63,500
Changes in operating assets/liabilities:
Accrued interest on marketable securities	13,783	48,907
Accounts receivable	(3,661)	1,681
Other current assets	2,300	16,689
Accounts payable and accrued expenses	(873,092)	(369,307)
Unearned revenue	364,519	462,231
Advance for MCI project and other	(1,884)	1,682

Net cash used in operating activities	(3,740,113)	(2,373,065)

Cash flows from investing activities:
Purchase of marketable securities	(1,922,203)	(9,617,075)
Proceeds from sales and maturities of marketable securities	4,503,457	6,050,000
Purchase of fixed assets	(35,889)	(86,627)

Net cash provided by (used in) investing activities	2,545,365	(3,653,702)

Cash flows from financing activities:
Adjustment to proceeds from issuance of common stock in December 2004 private placement, net	—	(24,211)
Proceeds from issuance of common stock upon exercise of warrants and stock options	5,719,096	24,182

Net cash provided by (used in) financing activities	5,719,096	(29)

Increase (decrease) in cash and cash equivalents	4,524,348	(6,026,796)
Cash and cash equivalents, beginning of period	2,062,531	9,157,315

Cash and cash equivalents, end of period	$6,586,879	$3,130,519

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

In January 1999, Cortex Pharmaceuticals, Inc. (“Cortex” or the “Company”) entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”). The agreement will enable Organon to develop and commercialize the Company’s AMPAKINE® technology for the treatment of schizophrenia and depression. In October 2000, the Company entered into a research collaboration agreement and a license agreement with Les Laboratoires Servier (“Servier”), covering defined territories. The agreement, as amended to date, will enable Servier to develop and commercialize select AMPAKINE compounds for the treatment of memory impairment associated with aging, neurodegenerative diseases such as Alzheimer’s disease and anxiety disorders. In March 2006, Cortex notified Servier of its intention to terminate the research collaboration effective December 7, 2006 (Note 2). The license agreement with Servier, as amended to date, will continue in full force and effect in accordance with its terms.

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

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached consensus on Issue 00-21. EITF Issue 00-21 addresses the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. As required, the Company applies the principles of Issue 00-21 to multiple element research and licensing agreements that it enters into after July 1, 2003.

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

Employee Stock Options and Stock-based Compensation

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”) provides for the granting of options and rights to purchase shares of the Company’s authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganizations) to qualified employees, officers, directors, consultants and other service providers. The exercise price of nonqualified stock options and the purchase price of stock offered under the 1996 Plan must be at least 85% of the fair market value of the common stock on the date of grant. The exercise price of incentive stock options must be at least equal to the fair market value of the common stock on the date of grant. Options granted generally vest over a three-year period, although options granted to officers may include more accelerated vesting. Options generally expire ten years from the date of grant, but options granted to consultants may expire five years from the date of grant.

The 1996 Plan terminates October 25, 2006. On March 30, 2006, the Company’s Board of Directors approved the 2006 Stock Incentive Plan, subject to approval by the Company’s stockholders.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment,” using a modified prospective application. Earlier periods were not restated. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Prior to adopting SFAS No. 123(R), as permitted, the Company elected to follow APB 25 in accounting for its employee stock options. According to APB 25, no compensation expense is recognized since the exercise price of the Company’s stock options generally equals the market price of the underlying stock on the date of grant. The Company transitioned to SFAS No. 123 by utilizing SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). In accordance with SFAS No. 148, the Company disclosed the effects of stock-based employee compensation on reported net income or loss and earnings or loss per share in the footnotes to its annual and interim financial statements.

Given that the Company previously followed APB 25 and SFAS No. 148 in accounting for its employee stock options, the impact of adopting the expense recognition requirements of SFAS 123(R) was significant to the Company’s results of operations, but not its financial position. The Company’s net loss for the three months ended March 31, 2006 includes approximately $1,043,000 of non-cash stock-based employee compensation costs. For the three months ended March 31, 2005, the Company’s net loss includes a credit of approximately $27,000 for non-cash stock based employee compensation costs.

For options granted during the three months ended March 31, 2006, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions: weighted average risk-free interest rate of 4.8%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 82%; and a weighted average life of 3.8 years. Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted and employee termination rates. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of option activity for the three months ended March 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2005	7,544,721	$2.05
Granted	995,017	$2.98
Exercised	(5,000)	$0.38
Forfeited	—	—
Expired	(5,000)	$0.38

Balance, March 31, 2006	8,529,738	$2.16	7.6 years	$26,321,595
Exercisable, March 31, 2006	4,929,226	$1.89	6.4 years	$16,545,867

For the three months ended March 31, 2005, the following pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock plans under the fair value method. The fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions: weighted average risk-free interest rate of 4.2%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 92%; and a weighted average life of 5.0 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the vesting period of the options, resulting in the following pro forma information for the three-month period ended March 31, 2005:

Three Months ended March 31, 2005
Net loss, as reported	$(2,647,862)
Stock-based employee compensation included in net loss	(26,722)
Fair value of stock-based employee compensation	(441,555)

Pro forma net loss	$(3,116,139)
Net loss per share:
Basic and diluted — as reported	$(0.08)
Basic and diluted — pro forma	$(0.10)

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $1.79 and $1.99, respectively.

In connection with an employment agreement with an executive officer, in August 2004 the Company issued 100,000 restricted shares of its common stock (“Restricted Shares”). The Restricted Shares shall vest in equal installments over a four-year period from the date of issuance and are subject to forfeiture in the event that employment of the executive officer terminates before the applicable vesting dates. As of December 31, 2005 and March 31, 2006, 75,000 Restricted Shares remained unvested. No additional Restricted Shares were granted during the three months ended March 31, 2006 and no Restricted Shares were forfeited.

As of March 31, 2006, there was approximately $3,327,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of 1.4 years.

For the three months ended March 31, 2005, the Company’s net loss includes a credit for non-cash stock-based compensation costs relating to earlier re-priced stock options issued to employees, directors and consultants. The Company applied variable accounting to the re-priced stock options, in accordance with Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25” (“FIN 44”). The accounting requirements of FIN 44 were superseded by SFAS No. 123(R), and given that all of the re-priced options were fully vested and exercisable as of the date of adopting SFAS No. 123(R), these options are not subject to the requirements of SFAS No. 123(R). Consequently, the accounting for these re-priced options did not impact results of operations for the three months ended March 31, 2006 and will not impact future results of operations.

The Company continues to follow EITF Issue 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with EITF Issue 96-18, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. The Company’s net loss for the three months ended March 31, 2006 and 2005 includes approximately $251,000 and $32,000, respectively of non-cash stock based compensation for options issued to consultants and other non-employees.

Cash received from stock option exercises for the three months ended March 31, 2006 and 2005 was approximately $1,900 and $24,200, respectively. The Company issues new shares to satisfy stock option exercises.

The effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

Comprehensive Loss

The Company presents unrealized gains and losses on its marketable securities, classified as “available for sale,” in its statement of stockholders’ equity and comprehensive income or loss on an annual basis and in a footnote in its quarterly reports. During the three months ended March 31, 2006 and 2005, total comprehensive loss was $4,600,166 and $2,730,095, respectively. Other comprehensive income or loss consists of unrealized gains or losses on the Company’s marketable securities, which are comprised of securities of the U.S. government or its agencies, preferred securities and other asset and mortgage backed securities. Unrealized losses on the Company’s marketable securities for the three months ended March 31, 2006 and 2005 amounted to $40,624 and $82,233, respectively.

Note 2 — Research and License Agreement with Les Laboratoires Servier

In October 2000, the Company entered into a research collaboration agreement and a license agreement with Servier. The agreements, as amended to date, will enable Servier to develop and commercialize Cortex’s proprietary AMPAKINE technology for the treatment of indications including, but not limited to, anxiety disorders, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and amyotrophic lateral sclerosis. The territory covered by the exclusive license excludes North America, allowing Cortex to retain commercialization rights in its domestic market, South America (except Argentina, Brazil and Venezuela), Australia and New Zealand. The research collaboration agreement, as amended to date, includes an up-front payment by Servier of $5,000,000 and research support payments of approximately $2,298,000 per year through early December 2006 (subject to Cortex providing agreed-upon levels of research personnel). Pursuant to the terms of the license agreement, Cortex is eligible to receive milestone payments, based upon successful clinical development, plus royalty payments on sales in licensed territories.

As reported in the Current Report on Form 8-K filed on March 27, 2006, Cortex has notified Servier of its intention to terminate the research collaboration effective December 7, 2006. The Company is currently having further discussions with Servier regarding the possibility of terminating the research collaboration at an earlier date. The license agreement with Servier, as amended to date, will continue in full force and effect in accordance with its terms.

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

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes relating thereto appearing elsewhere in this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Introductory Note

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward looking statements be subject to the safe harbors created thereby. These forward-looking statements relate to, among other things, (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of our proposed products and (iv) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations, which involve a number of risks and uncertainties and assumptions regarding our business and technology. These assumptions involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized and actual results may differ materially. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that we file from time to time with the Securities and Exchange Commission, including, without limitation, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and subsequent Current Reports on Form 8-K.

About Cortex Pharmaceuticals

We are engaged in the discovery and development of innovative pharmaceuticals for the treatment of neurodegenerative diseases and other neurological and psychiatric disorders. Since 1993, our primary efforts have been to develop products that affect the AMPA-type glutamate receptor, a complex of proteins that is involved in communication between nerve cells in the human brain. We are developing a family of chemical compounds, known as AMPAKINE® compounds, which enhance the activity of this receptor. We believe that AMPAKINE compounds hold promise for correcting deficits brought on by a variety of diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter.

The AMPAKINE program addresses large potential markets. Our commercial development plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of AMPAKINE products for those indications that require sizable, expensive clinical trials and very large sales forces to achieve significant market penetration. At the same time, we plan to develop internally a selected set of indications, eligible for orphan drug status. These indications typically require more modest investment in the development stages, and involve a more concentrated sales force to reach selected medical centers and a limited number of medical specialists in the United States. If we are successful in the pursuit of this operating strategy, we may be in a position to contain our costs over the next few years, to maintain our focus on the research and early development of novel pharmaceuticals (where we believe that we have the ability to compete) and eventually to participate more fully in the commercial development of AMPAKINE products in the United States.

Critical Accounting Policies and Management Estimates

The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.

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

In accordance with SAB 104, revenues from up-front fees from our collaborators are deferred and recorded over the term that we provide ongoing services. Similarly, research support payments are recorded as revenue as we perform the research under the related agreements. We record grant revenues as we incur expenses related to the grant projects. All amounts received under collaborative research agreements or research grants are nonrefundable, regardless of the success of the underlying research.

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

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached consensus on Issue 00-21. EITF Issue 00-21 addresses the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. As required, we apply the principles of Issue 00-21 to multiple element agreements that we enter into after July 1, 2003.

In accordance with SAB 104, amounts received for upfront technology license fees under multiple-element arrangements are deferred and recognized over the period of committed services or performance, if such arrangements require our on-going service or performance.

Employee Stock Options and Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). According to APB 25, no compensation expense is recognized since the exercise price of our stock options generally equals the market price of the underlying stock on the date of grant. We transitioned to Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”), by utilizing Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). In accordance with SFAS 148, we disclosed the effects of stock-based employee compensation on reported net income or loss and earnings or loss per share in the footnotes to our annual and interim financial statements.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”) using a modified prospective application. Earlier periods were not restated. SFAS 123(R) is a revision of SFAS 123, and supersedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Given that we previously followed APB 25 and SFAS 148 in accounting for our employee stock options, the impact of adopting the expense recognition requirements of SFAS 123(R) was significant to our results of operations, but not our financial position. Our net loss for the three months ended March 31, 2006 includes approximately $1,043,000 of non-cash stock-based employee compensation costs. For the three months ended March 31, 2005, our net loss includes a credit of approximately $27,000 for non-cash stock based employee compensation costs.

As of March 31, 2006, there was approximately $3,327,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. These non-cash costs are expected to be recognized over a weighted-average period of 1.4 years.

Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

In accordance with EITF Issue 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” stock options and warrants issued to our consultants and other non-employees as compensation for services to be provided to us are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. We recognize this expense over the period the services are provided.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for our judgment in their application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result.

Results of Operations

General

In January 1999, we entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”). The agreement will allow Organon to develop and commercialize our proprietary AMPAKINE technology for the treatment of schizophrenia and depression. In connection with the agreement, we received approximately $8,000,000 in up-front and research support payments. The agreement with Organon also includes milestone payments based upon clinical development, plus royalty payments on worldwide sales. To date, we have received milestone payments from Organon totaling $6,000,000. For each milestone payment, we recorded the related revenue upon achievement of the milestone.

In October 2000, we entered into a research collaboration agreement and a license agreement with Les Laboratoires Servier (“Servier”). The agreements will allow Servier to develop and commercialize select AMPAKINE compounds for the treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The research collaboration agreement, as amended, includes an up-front payment by Servier of $5,000,000 and research support payments of approximately $2,298,000 per year through early December 2006 (subject to us providing agreed-upon levels of research personnel). The license agreement includes milestone payments based upon successful clinical development and royalty payments on sales in licensed territories. We have notified Servier of our intent to terminate the research collaboration in early December 2006, and are discussing with Servier the possibility of terminating at an earlier date. The license agreement with Servier, as amended to date, will continue in accordance with its terms.

From inception (February 10, 1987) through March 31, 2006, we have sustained losses aggregating $68,263,000. Continuing losses are anticipated over the next several years. During that time, our ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovative Research (“SBIR”) grants, research support payments from the collaboration with Servier and by possible milestone payments from Organon and Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will be dependent upon the successful introduction of a new product into the North American market from our internal development, as well as the successful commercial development of our products by Organon, Servier or our other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months ended March 31, 2006 and 2005

For the three months ended March 31, 2006, our net loss of approximately $4,560,000 compares with a net loss of approximately $2,648,000 for the corresponding prior year period, an increase of 72% due primarily to increased non-cash stock compensation charges. These increased charges include amounts related to our adoption of SFAS 123(R) as of January 1, 2006 and the recording of expense for all share-based payments to employees, including grants of employee stock options, based on their fair values.

Revenues for the three months ended March 31, 2006 decreased from approximately $699,000 to approximately $231,000, or by 67% compared to the three months ended March 31, 2005, mostly due to decreased research revenues from the agreement with Servier. As discussed above, we are in the process of winding down the Servier research collaboration.

Our research and development expenses for the three-month period ended March 31, 2006 increased from approximately $2,657,000 to approximately $3,465,000, or by 30% from the corresponding prior year period. Increased non-cash stock compensation charges accounted for approximately $721,000 of the change, with expenses related to additions to our scientific staff contributing most of the remaining increase. Of the increase in non-cash stock compensation charges, approximately $490,000 resulted from the adoption of SFAS 123(R) and approximately $231,000 related to amounts for the vesting of options previously issued to our consultants.

Our general and administrative expenses for the three-month period ended March 31, 2006 increased from approximately $768,000 to approximately $1,475,000, or by 92% compared to the corresponding prior year period. Non-cash stock compensation charges represented $567,000 of this increase. Legal fees increased in the current year period in connection with corporate partnering discussions. Audit fees also increased in the current year period with the completion of procedures related to Section 404 of the Sarbanes-Oxley Act of 2002, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 that we filed in March 2006.

Other expenses for the three months ended March 31, 2005 include non-cash charges for the change in estimated value of warrants issued in connection with our private equity financing in December 2004. The charges represent the change in estimated value of the warrants from December 31, 2004 to January 26, 2005, when the related registration statement for the underlying shares was declared effective by the Securities and Exchange Commission.

Liquidity and Capital Resources

Sources and Uses of Cash

From inception (February 10, 1987) through March 31, 2006, we have funded our organizational and research and development activities primarily through the issuance of equity securities, funding related to collaborative agreements and net interest income.

Under the research collaboration agreement with Servier dated October 2000, as amended to date, we receive research support payments of approximately $2,298,000 per year through early December 2006, subject to us providing agreed-upon levels of research personnel. As reported on our Current Report on Form 8-K dated March 27, 2006, we have elected to terminate the research collaboration effective December 7, 2006. We are currently having further discussions with Servier regarding the possibility of terminating the research collaboration at an earlier date. The license agreement with Servier dated October 2000, as amended to date, will continue in accordance with its terms and includes milestone payments based upon successful clinical development and royalties on sales in licensed territories.

In August 2003, we completed a private placement of an aggregate of 3,333,334 shares of our common stock at $1.50 per share and five-year warrants to purchase up to an additional aggregate of 3,333,334 shares at an exercise price of $2.55 per share. We received approximately $4,500,000 in net proceeds from the private placement. During the three months ended March 31, 2006, we received approximately $2,830,000 from the exercise of warrants issued with this private placement. As of March 31, 2006, warrants to purchase up to 1,883,335 shares remained outstanding. If these remaining warrants are fully exercised, of which there can be no assurance, such exercise would provide us approximately $4,803,000 of additional capital. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $6.00 per share for any 13 consecutive trading days.

In January 2004, we completed a private placement of an aggregate of 6,909,091 shares of our common stock at $2.75 per share and five-year warrants to purchase up to an additional aggregate of 4,490,910 shares at an exercise price of $3.25 per share. We received approximately $17,500,000 in net proceeds from the private placement. During the three months ended March 31, 2006, we received approximately $1,696,000 from the exercise of warrants issued with this private placement. As of March 31, 2006, warrants to purchase up to 3,969,137 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $12,900,000 of additional capital. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for any 13 consecutive trading days.

In December 2004, we completed a private placement of an aggregate of 4,233,333 shares of our common stock at $2.66 per share and five-year warrants to purchase up to an additional aggregate of 2,116,666 shares at an exercise price of $3.00 per share. We received approximately $10,400,000 in net proceeds from the private placement. During the three months ended March 31, 2006, we received approximately $1,023,000 from the exercise of warrants issued with this private placement. As of March 31, 2006, warrants to purchase up to 1,775,689 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $5,327,000 of additional capital. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for any 13 consecutive trading days.

As of March 31, 2006, we had cash, cash equivalents and marketable securities totaling approximately $19,200,000 and working capital of approximately $17,161,000. In comparison, as of December 31, 2005, we had cash, cash equivalents and marketable securities of approximately $17,261,000 and working capital of approximately $14,710,000. The increases in cash and working capital reflect proceeds from the exercise of warrants to purchase shares of our common stock, partially offset by amounts required to fund our operations.

Net cash used in operating activities was approximately $3,740,000 during the three months ended March 31, 2006, and included our net loss for the period of approximately $4,560,000, adjusted for non-cash expenses for depreciation, amortization and stock compensation approximating $1,317,000, and changes in operating assets and liabilities. For the three months ended March 31, 2005, net cash used in operating activities approximated $2,373,000, reflecting our net loss of approximately $2,648,000 for the period, adjusted for non-cash expenses for depreciation, amortization and stock compensation (including the change in fair value of common stock warrants) of approximately $113,000 and changes in operating assets and liabilities.

Net cash provided by investing activities approximated $2,545,000 during the three months ended March 31, 2006, and primarily resulted from the sales and maturities of marketable securities of approximately $4,503,000, partially offset by the purchase of marketable securities of $1,922,000. Fixed asset purchases for the current year period approximated $36,000. For the three months ended March 31, 2005, net cash used in investing activities approximated $3,654,000, and primarily resulted from the purchase of marketable securities of approximately $9,617,000, partially offset by the maturity of marketable securities of $6,050,000. Fixed asset purchases for the prior year period approximated $87,000.

Net cash provided by financing activities amounted to approximately $5,719,000 for the three months ended March 31, 2006 and resulted primarily from the exercise of warrants to purchase shares of our common stock issued to investors in connection with our prior financings as well as the exercise of other outstanding warrants. For the three months ended March 31, 2005, net cash used in financing activities was minimal.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2009. The commitments under the lease agreement for the years ending December 31, 2006, 2007, 2008 and 2009 are $379,000, $525,000, $549,000 and $234,000, respectively.

Remaining commitments for clinical studies of CX717 and other preclinical expenses amount to approximately $2,440,000. Separately, we are committed to approximately $369,000 for sponsored research at academic institutions, all of which is payable over the next twelve months.

In June 2000, we received approximately $247,000 from the Institute for the Study of Aging (the “Institute”), a non-profit foundation supported by the Estee Lauder Trust. The advance partially offset our limited costs for our testing in patients with mild cognitive impairment that we conducted with our partner, Servier. Provided that we comply with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance will not be required unless we enter an AMPAKINE compound into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of our common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Staffing

As of March 31, 2006, we had a total of 25 full-time research and administrative employees. We anticipate modest increases in staffing and investments in plant or equipment through the next twelve months.

Outlook

We anticipate that our cash, cash equivalents and marketable securities will be sufficient to satisfy our capital requirements into 2007. Additional funds will be required to continue operations beyond that time. We may receive additional milestone payments from the Organon and Servier agreements. However, there is no assurance that we will receive such milestone payments from Organon or Servier. Additionally, on the afternoon of March 31, 2006, the U.S. Food and Drug Administration (the “FDA”) notified us that it had placed a clinical hold on our lead compound, AMPAKINE CX717. We have initiated discussions with representatives of the FDA to identify specific acute preclinical studies that we would need to perform related to the issues and recommendations provided by the agency. Our future capital requirements will be impacted by our ability to successfully address the FDA’s concerns and to effect the removal of the clinical hold.

In order to provide for our longer-term capital requirements, we are presently seeking additional collaborative or other arrangements with larger pharmaceutical companies. Under these agreements, it is intended that such companies would provide capital to us in exchange for an exclusive or non-exclusive license or other rights to certain of the technologies and products that we are developing. Competition for such arrangements is intense with a large number of biopharmaceutical companies attempting to secure alliances with more established pharmaceutical companies. Although we have been engaged in discussions with candidate companies, there is no assurance that an agreement or agreements will arise from these discussions in a timely manner, or at all, or that revenues that may be generated thereby will offset operating expenses sufficiently to reduce our longer-term funding requirements.

Because there is no assurance that we will secure additional corporate partnerships, we may seek to raise additional capital through the sale of debt or equity securities. There is no assurance that funds will be available on favorable terms, or at all. If equity securities are issued to raise additional funds, dilution to existing stockholders is likely to result. Such additional capital would, more importantly, enhance the ability of us to achieve significant milestones in our efforts to develop the AMPAKINE technology.

Additional Risks and Uncertainties

Our proposed products are in the preclinical or early clinical stage of development and will require significant further research, development, clinical testing and regulatory clearances. They are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include, but are not limited to, the possibilities that any or all of the proposed products will be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances; that the proposed products, although effective, will be uneconomical to market; that third parties may now or in the future hold proprietary rights that preclude us from marketing them; or that third parties will market superior or equivalent products. Accordingly, we are unable to predict whether our research and development activities will result in any commercially viable products or applications. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, we do not expect to be able to commercialize any therapeutic drug for at least five years, either directly or through our current or prospective partners or licensees. There can be no assurance that our proposed products will prove to be safe or effective or receive regulatory approvals that are required for commercial sale.

Off-Balance Sheet Arrangements

We have not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(a)(4)(ii) of Regulation S-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks associated with interest rate fluctuations on our marketable securities and borrowing arrangement. All investments in marketable securities are entered into for purposes other than trading. We are not subject to significant risks from currency rate fluctuations as we do not typically conduct transactions in foreign currencies. In addition, we do not utilize hedging contracts or similar instruments.

Our exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of our financial instruments are fixed rate, short-term investments in government and corporate notes and bonds. Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with our cash requirements. As of March 31, 2006, our investment portfolio had a fair value and carrying amount of approximately $12,613,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2006, the resulting decline in the fair value of fixed rate bonds held within the portfolio would not be material to our financial position, results of operations and cash flows.

Our borrowing consists of our advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of March 31, 2006, the principal and accrued interest of the advance amounted to approximately $288,000.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), as appropriate, to allow timely decisions regarding required disclosure.

We performed an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were effective in timely alerting them to material information required to be included in our periodic filings under the Exchange Act.

There has been no change in our internal control over financial reporting (as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the matter described below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

On the afternoon of March 31, 2006, the FDA notified us that it had placed a clinical hold on our lead compound, AMPAKINE CX717. We have initiated discussions with representatives of the FDA to identify specific acute preclinical studies that we would need to perform related to the issues and recommendations provided by the agency. Our objective is to have the FDA remove the clinical hold and allow us to proceed with our clinical studies currently on hold as soon as possible, however, it is uncertain at this time when, or if, such clinical hold will be removed. If we are unable to resume our clinical studies on AMPAKINE CX717 in a timely fashion, or at all, there could be a significant negative impact on our business operations and the market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, we issued (i) an aggregate of 1,110,002 shares of our common stock to eight accredited investors, upon exercise of warrants previously sold to such investors in August 2003 in a private placement, in exchange for payments totaling $2,830,505; (ii) an aggregate of 521,773 shares of our common stock to five accredited investors, upon exercise of warrants previously sold to such investors in January 2004 in a private placement, in exchange for payments totaling $1,695,762; (iii) an aggregate of 340,977 shares of our common stock to four accredited investors, upon exercise of warrants previously sold to such investors in December 2004 in a private placement, in exchange for payments totaling $1,022,931; and (iv) an aggregate of 90,750 shares of our common stock to four accredited investors, upon exercise of warrants previously issued to such investors, in exchange for payments totaling $168,023. The foregoing shares of our common stock were issued on reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering. There were no underwriters, brokers or finders employed in connection with the foregoing warrant exercises.

During the three months ended March 31, 2006, we did not repurchase any of our securities.

Item 6.	Exhibits

Exhibits

10.93	Non-Qualified Stock Option Agreement dated January 30, 2006 between the Company and Mark Varney, Ph.D.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

May 9, 2006	By:	/s/ Maria S. Messinger
Maria S. Messinger
Vice President and Chief Financial Officer; Corporate Secretary (Chief Accounting Officer)