Form 10-Q
period 2006-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2006-08-08
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

34,871,460 shares of Common Stock as of August 4, 2006

CORTEX PHARMACEUTICALS, INC.

Items 1, 2, 3 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited) June 30, 2006	(Note) December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$1,761,479	$2,062,531
Marketable securities	13,776,283	15,198,384
Accounts receivable	1,433	14,926
Other current assets	267,465	240,535

Total current assets	15,806,660	17,516,376

Furniture, equipment and leasehold improvements, net	440,483	438,841
Other	33,407	33,407

	$16,280,550	$17,988,624

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,389,950	$1,851,906
Accrued wages, salaries and related expenses	496,262	543,243
Unearned revenue	262,136	125,841
Advance for MCI project	290,367	285,630

Total current liabilities	2,438,715	2,806,620

Deferred rent	58,049	49,988

Total liabilities	2,496,764	2,856,608

Stockholders’ equity:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized:
75,000,000; shares issued and outstanding: 34,865,460 (June 30, 2006) and 32,794,958 (December 31, 2005)	34,865	32,795
Additional paid-in capital	88,571,425	81,000,213
Deferred compensation	(115,399)	(142,000)
Unrealized loss, available for sale marketable securities	(36,211)	(45,735)
Accumulated deficit	(74,692,597)	(65,734,960)

Total stockholders’ equity	13,783,786	15,132,016

	$16,280,550	$17,988,624

See accompanying notes.

Note: The balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Research and license revenue	$223,388	$635,596	$438,109	$1,294,074
Grant revenue	8,346	11,427	24,507	52,107

Total revenues	231,734	647,023	462,616	1,346,181

Operating expenses (A):
Research and development	3,705,669	2,793,444	7,171,068	5,450,397
General and administrative	1,114,395	695,933	2,589,855	1,463,769

Total operating expenses	4,820,064	3,489,377	9,760,923	6,914,166

Loss from operations	(4,588,330)	(2,842,354)	(9,298,307)	(5,567,985)
Interest income, net	190,235	153,538	340,670	314,298
Increase in fair value of common stock warrants	—	—	—	(63,500)
Amortization of capitalized financing costs	—	—	—	(19,491)

Net loss	$(4,398,095)	$(2,688,816)	$(8,957,637)	$(5,336,678)

Net loss per share:
Basic and diluted	$(0.13)	$(0.08)	$(0.26)	$(0.16)

Shares used in calculating per share amounts:
Basic and diluted	34,788,460	32,659,829	33,817,014	32,643,107

________ (A) Operating expenses include the following non-cash stock compensation charges:
Research and development	$343,817	$55,680	$1,085,685	$76,167
General and administrative	238,287	—	790,302	(14,950)

	$582,104	$55,680	$1,875,987	$61,217

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,957,637)	$(5,336,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,377	50,996
Stock option compensation expense	1,875,987	61,217
Amortization of capitalized financing costs	—	19,491
Increase in fair value of common stock warrants	—	63,500
Changes in operating assets/liabilities:
Accrued interest on marketable securities	16,243	93,494
Accounts receivable	13,493	32,298
Other current assets	(26,930)	87,920
Accounts payable and accrued expenses	(508,937)	(120,877)
Unearned revenue	144,356	(165,304)
Advance for MCI project and other	(1,835)	4,597

Net cash used in operating activities	(7,390,883)	(5,209,346)

Cash flows from investing activities:
Purchase of marketable securities	(7,625,902)	(13,150,710)
Proceeds from sales and maturities of marketable securities	9,047,856	10,215,000
Purchase of fixed assets	(56,019)	(136,413)

Net cash provided by (used in) investing activities	1,365,935	(3,072,123)

Cash flows from financing activities:
Adjustment to net proceeds from issuance of common stock in December 2004 private placement	—	(24,211)
Proceeds from issuance of common stock upon exercise of warrants and stock options	5,723,896	27,932

Net cash provided by financing activities	5,723,896	3,721

Decrease in cash and cash equivalents	(301,052)	(8,277,748)
Cash and cash equivalents, beginning of period	2,062,531	9,157,315

Cash and cash equivalents, end of period	$1,761,479	$879,567

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

The 1996 Plan terminates pursuant to its terms on October 25, 2006. On March 30, 2006, the Company’s Board of Directors approved the 2006 Stock Incentive Plan (the “2006 Plan”), which subsequently was approved by the Company’s stockholders on May 10, 2006. After approval of the 2006 Plan, no further options have been or will be granted under the 1996 Plan.

The 2006 Plan provides for a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, nonqualified stock options, restricted stock grants, stock appreciation rights, stock payment awards, restricted stock units and dividend equivalents. The exercise price of stock options offered under the 2006 Plan must be at least 100% of the fair market value of the common stock on the date of grant. If the person to whom an incentive stock option is granted is a 10% stockholder of the Company on the date of grant, the exercise price per share shall not be less than 110% of the fair market value on the date of grant. Vesting and expiration provisions for options granted under the 2006 Plan are similar to those under the 1996 Plan.

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

Given that the Company previously followed APB 25 and SFAS No. 148 in accounting for its employee stock options, the impact of adopting the expense recognition requirements of SFAS 123(R) was significant to the Company’s results of operations, but not its financial position. The Company’s net loss for the three months ended June 30, 2006 and 2005 includes approximately $654,000 and $13,000 of non-cash stock-based employee compensation costs, respectively. For the six months ended June 30, 2006, the Company’s net loss includes approximately $1,697,000 of non-cash stock-based employee compensation costs. For the six months ended June 30, 2005, the Company’s net loss includes a credit of approximately $13,000 for non-cash stock-based employee compensation costs.

For options granted during the three months and six months ended June 30, 2006, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions:

	Three Months ended June 30, 2006	Six Months ended June 30, 2006
Weighted average risk-free interest rate	5.2%	4.8%
Dividend yield	0%	0%
Volatility factor of the expected market price of the Company’s common stock	87%	82%
Weighted average life	4.5 years	3.8 years

Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted and employee termination rates. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of option activity for the six months ended June 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2005	7,544,721	$2.05
Granted	1,010,267	$2.98
Exercised	(7,000)	$0.95
Forfeited	—	—
Expired	(5,000)	$0.38

Balance, June 30, 2006	8,542,988	$2.17	7.3 years	$7,265,501
Exercisable, June 30, 2006	5,000,650	$1.90	6.2 years	$5,617,574

For the three months ended June 30, 2005, there were no options granted. For the six months ended June 30, 2005, the following pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock plans under the fair value method. The fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions: weighted average risk-free interest rate of 4.2%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 92% and weighted average life of 5.0 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the vesting period of the options, resulting in the following pro forma information for the three-month and six-month periods ended June 30, 2005:

	Three Months ended June 30, 2005	Six Months ended June 30, 2005
Net loss, as reported	$(2,688,816)	$(5,336,678)
Stock-based employee compensation included in net loss	—	(40,035)
Fair value of stock-based employee compensation	(440,407)	(881,961)

Pro forma net loss	$(3,129,223)	$(6,258,674)
Net loss per share:
Basic and diluted — as reported	$(0.08)	$(0.16)
Basic and diluted — pro forma	$(0.10)	$(0.19)

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2006 was $1.99. As stated above, there were no options granted during the three months ended June 30, 2005. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $1.80 and $1.99, respectively.

In connection with an employment agreement with an executive officer, in August 2004 the Company issued 100,000 restricted shares of its common stock (“Restricted Shares”). The Restricted Shares shall vest in equal installments over a four-year period from the date of issuance and are subject to forfeiture in the event that employment of the executive officer terminates before the applicable vesting dates. As of June 30, 2006 and December 31, 2005, 75,000 Restricted Shares remained unvested. No additional Restricted Shares were granted during the six months ended June 30, 2006 and no Restricted Shares were forfeited.

As of June 30, 2006, there was approximately $2,643,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of 1.2 years.

The Company continues to follow EITF Issue 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with EITF Issue 96-18, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. The Company’s net loss for the three months ended June 30, 2006 and 2005 includes a credit of approximately $72,000 and expenses of approximately $43,000, respectively, for non-cash stock-based compensation for options issued to consultants and other non-employees. For the six months ended June 30, 2006 and 2005, the Company’s net loss includes approximately $179,000 and $74,000, respectively, of non-cash stock-based compensation charges for options and warrants issued to consultants and other non-employees.

Cash received from stock option exercises for the six months ended June 30, 2006 and 2005 was approximately $7,000 and $28,000, respectively. The Company issues new shares to satisfy stock option exercises.

The effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

Comprehensive Loss

The Company presents unrealized gains and losses on its marketable securities, classified as “available for sale,” in its statement of stockholders’ equity and comprehensive income or loss on an annual basis and in a footnote in its quarterly reports. During the three months ended June 30, 2006 and 2005, total comprehensive loss was $4,393,682 and $2,658,034, respectively. During the six months ended June 30, 2006 and 2005, total comprehensive loss was $8,948,113 and $5,340,013, respectively. Other comprehensive income or loss consists of unrealized gains or losses on the Company’s marketable securities, which are comprised of securities of the U.S. government or its agencies, preferred securities and other asset and mortgage backed securities. Unrealized gains on the Company’s marketable securities for the three months ended June 30, 2006 and 2005 amounted to $4,413 and $30,782, respectively. For the six months ended June 30, 2006 and 2005, unrealized gains and losses on the Company’s marketable securities amounted to an unrealized gain of $9,524 and an unrealized loss of $3,335, respectively.

Note 2 — Research and License Agreement with Les Laboratoires Servier

In October 2000, the Company entered into a research collaboration agreement and a license agreement with Servier. The agreements, as amended to date, will enable Servier to develop and commercialize Cortex’s proprietary AMPAKINE technology for the treatment of indications including, but not limited to, anxiety disorders, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and amyotrophic lateral sclerosis. The territory covered by the exclusive license excludes North America, allowing Cortex to retain commercialization rights in its domestic market, South America (except Argentina, Brazil and Venezuela), Australia and New Zealand. The research collaboration agreement, as amended to date, includes an up-front payment by Servier of $5,000,000 and research support payments of up to approximately $2,298,000 per year through early December 2006 (subject to Cortex providing agreed-upon levels of research personnel). Pursuant to the terms of the license agreement, Cortex is eligible to receive milestone payments, based upon successful clinical development, plus royalty payments on sales in licensed territories.

As reported in the Current Report on Form 8-K filed on March 27, 2006, Cortex has notified Servier of its intent to terminate the research collaboration effective December 7, 2006. The license agreement with Servier, as amended to date, will continue in full force and effect in accordance with its terms.

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

Given that we previously followed APB 25 and SFAS 148 in accounting for our employee stock options, the impact of adopting the expense recognition requirements of SFAS 123(R) was significant to our results of operations, but not our financial position. Our net loss for the three months ended June 30, 2006 includes approximately $654,000 of non-cash stock-based employee compensation costs. For the three months ended June 30, 2005, our net loss includes approximately $13,000 for non-cash stock-based employee compensation costs.

For the six months ended June 30, 2006, our net loss includes approximately $1,697,000 of non-cash stock-based employee compensation costs. For the six months ended June 30, 2005, our net loss includes a credit of approximately $13,000 of non-cash stock-based employee compensation costs.

As of June 30, 2006, there was approximately $2,643,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. These non-cash costs are expected to be recognized over a weighted-average period of 1.2 years.

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

In October 2000, we entered into a research collaboration agreement and a license agreement with Les Laboratoires Servier (“Servier”). The agreements will allow Servier to develop and commercialize select AMPAKINE compounds for the treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The license agreement includes milestone payments based upon successful clinical development and royalty payments on sales in licensed territories. The research collaboration agreement, as amended, includes an up-front payment by Servier of $5,000,000 and research support payments of up to approximately $2,298,000 per year through early December 2006 (subject to us providing agreed-upon levels of research personnel). For the three months and six months ended June 30, 2006, we recognized research revenues of approximately $189,000 and $369,000, respectively, from the Servier collaboration. We have notified Servier of our intent to terminate the research collaboration in early December 2006. The license agreement with Servier, as amended to date, will continue in accordance with its terms.

From inception (February 10, 1987) through June 30, 2006, we have sustained losses aggregating approximately $72,661,000. Continuing losses are anticipated over the next several years. During that time, our ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovative Research (“SBIR”) grants, research support payments from the collaboration with Servier and by possible milestone payments from Organon and Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will be dependent upon the successful introduction of a new product into the North American market from our internal development, as well as the successful commercial development of our products by Organon, Servier or our other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months and Six Months ended June 30, 2006 and 2005

For the three months ended June 30, 2006, the net loss of approximately $4,398,000 compared with a net loss of approximately $2,689,000 for the corresponding prior year period. For the six months ended June 30, 2006, the net loss of approximately $8,958,000 compared to a net loss of approximately $5,337,000 for the corresponding prior year period. For both periods, the increased losses primarily resulted from increased non-cash stock compensation charges and expenses related to addressing the clinical hold on our AMPAKINE CX717 by the U.S. Food and Drug Administration (“FDA”). The increased non-cash stock compensation charges include amounts related to our required adoption of SFAS 123(R) as of January 1, 2006 and the recording of expense for all share-based payments to employees, including grants of employee stock options, based on their fair values.

Our revenues for the three months ended June 30, 2006 decreased from approximately $647,000 to approximately $232,000, or by 64% compared to the three months ended June 30, 2005. For the six months ended June 30, 2006, revenues decreased from approximately $1,346,000 to approximately $463,000, or by 66% compared to the six months ended June 30, 2005. The decreases in the current year periods mostly were due to decreased research revenues from our agreement with Servier. As discussed above, we are in the process of winding down the Servier research collaboration effective December 2006.

Our research and development expenses for the three-month period ended June 30, 2006 increased from approximately $2,793,000 to approximately $3,706,000, or by 33% from the corresponding prior year period. For the six-month period ended June 30, 2006, our research and development expenses increased from approximately $5,450,000 to approximately $7,171,000, or by 32% from the corresponding prior year period. Non-cash stock compensation charges accounted for approximately $288,000, or 32% of the increase in expenses for the three months ended June 30, 2006. For the six months ended June 30, 2006, non-cash stock compensation charges accounted for approximately $1,010,000, or 59% of the increase in research and development expenses. Most of the remaining increases in the current year periods represented expenses related to addressing the FDA clinical hold on CX717, along with increased sponsored research supporting the AMPAKINE program and costs related to expanding our research staff.

Our general and administrative expenses for the three-month period ended June 30, 2006 increased from approximately $696,000 to approximately $1,114,000, or by 60% compared to the corresponding prior year period. For the six-month period ended June 30, 2006, our general and administrative expenses increased from approximately $1,464,000 to approximately $2,590,000, or by 77% compared to the corresponding prior year period. Non-cash stock compensation charges accounted for approximately $238,000 and $805,000 of the expense increases for the three months and six months ended June 30, 2006, respectively.

Increased general and administrative expenses for the current year periods also reflect legal fees in connection with our corporate partnering discussions and costs resulting from the change in the timing of our 2006 Annual Meeting of Stockholders to May as compared to December in the prior year. Audit fees also increased for the six months ended June 30, 2006 with the completion of procedures related to Section 404 of the Sarbanes-Oxley Act of 2002, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 that we filed in March 2006.

Other expenses for the six months ended June 30, 2005 include non-cash charges for the change in estimated value of warrants issued in connection with our private equity financing in December 2004. The charges represent the change in estimated value of the warrants from December 31, 2004 to January 26, 2005, when the related registration statement for the underlying shares was declared effective by the Securities and Exchange Commission.

Liquidity and Capital Resources

Sources and Uses of Cash

From inception (February 10, 1987) through June 30, 2006, we have funded our organizational and research and development activities primarily through the issuance of equity securities, funding related to collaborative agreements and net interest income.

Under the research collaboration agreement with Servier dated October 2000, as amended to date, we receive research support payments of up to approximately $2,298,000 per year through early December 2006, subject to the amount of research personnel that we provide. During the six months ended June 30, 2006, we received research support of approximately $574,000 from the agreement with Servier, including $205,000 that we recorded as unearned revenue at June 30, 2006. As reported on our Current Report on Form 8-K dated March 27, 2006, we have elected to terminate the research collaboration effective December 7, 2006. The license agreement with Servier dated October 2000, as amended to date, will continue in accordance with its terms and includes milestone payments based upon successful clinical development and royalties on sales in licensed territories.

In August 2003, we completed a private placement of an aggregate of 3,333,334 shares of our common stock at $1.50 per share and five-year warrants to purchase up to an additional aggregate of 3,333,334 shares at an exercise price of $2.55 per share. Our gross and net proceeds from this private placement were $5,000,000 and approximately $4,500,000, respectively. During the six months ended June 30, 2006, we received approximately $2,830,000 from the exercise of warrants issued with this private placement. As of June 30, 2006, warrants to purchase up to 1,883,335 shares remained outstanding. If these remaining warrants are fully exercised, of which there can be no assurance, such exercise would provide us approximately $4,803,000 of additional capital. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $6.00 per share for any 13 consecutive trading days.

In January 2004, we completed a private placement of an aggregate of 6,909,091 shares of our common stock at $2.75 per share and five-year warrants to purchase up to an additional aggregate of 4,490,910 shares at an exercise price of $3.25 per share. We received gross and net proceeds from this private placement of $19,000,000 and approximately $17,500,000, respectively. During the six months ended June 30, 2006, we received approximately $1,696,000 from the exercise of warrants issued with this private placement. As of June 30, 2006, warrants to purchase up to 3,969,137 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $12,900,000 of additional capital. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for any 13 consecutive trading days.

In December 2004, we completed a private placement of an aggregate of 4,233,333 shares of our common stock at $2.66 per share and five-year warrants to purchase up to an additional aggregate of 2,116,666 shares at an exercise price of $3.00 per share. We received gross and net proceeds from this private placement of approximately $11,260,000 and approximately $10,400,000, respectively. During the six months ended June 30, 2006, we received approximately $1,023,000 from the exercise of warrants issued with this private placement. As of June 30, 2006, warrants to purchase up to 1,775,689 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $5,327,000 of additional capital. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for any 13 consecutive trading days.

As of June 30, 2006, we had cash, cash equivalents and marketable securities totaling approximately $15,538,000 and working capital of approximately $13,368,000. In comparison, as of December 31, 2005, we had cash, cash equivalents and marketable securities of approximately $17,261,000 and working capital of approximately $14,710,000. The decreases in cash and working capital reflect amounts required to fund operations, partially offset by proceeds from the exercise of warrants to purchase shares of our common stock.

Net cash used in operating activities was approximately $7,391,000 during the six months ended June 30, 2006, and included our net loss for the period of approximately $8,958,000, adjusted for non-cash expenses for depreciation, amortization and stock compensation approximating $1,930,000, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $5,209,000 during the six months ended June 30, 2005, and included our net loss for the period of approximately $5,337,000, adjusted for non-cash expenses for depreciation, amortization and stock compensation (including the change in fair value of common stock warrants) approximating $195,000, and changes in operating assets and liabilities.

Net cash provided by investing activities approximated $1,366,000 during the six months ended June 30, 2006, and primarily resulted from the sales and maturities of marketable securities of approximately $9,048,000, partially offset by the purchase of marketable securities of $7,626,000. Fixed asset purchases for the current year period approximated $56,000. Net cash used in investing activities approximated $3,072,000 during the six months ended June 30, 2005, and primarily resulted from the purchase of marketable securities of approximately $13,151,000, partially offset by the sale and maturity of marketable securities of $10,215,000. Fixed asset purchases for the six months ended June 20, 2005 approximated $136,000.

Net cash provided by financing activities amounted to approximately $5,724,000 for the six months ended June 30, 2006, and resulted primarily from the exercise of warrants to purchase shares of our common stock issued to investors in connection with our prior financings as well as the exercise of other outstanding warrants. Net cash provided by financing activities were minimal for the six months ended June 30, 2005 and resulted from the exercise of options to purchase shares of our common stock.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2009. The commitments under the lease agreement for the years ending December 31, 2006, 2007, 2008 and 2009 are $258,000, $532,000, $556,000 and $298,000, respectively.

Remaining commitments for clinical studies of CX717 and other preclinical expenses amount to approximately $3,375,000. This amount includes an estimated $820,000 for studies contingent upon the removal of the FDA’s clinical hold on CX717. Separately, we are committed to approximately $273,000 for sponsored research at academic and other institutions, all of which is payable over the next twelve months.

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

Staffing

As of June 30, 2006, we had a total of 26 full-time research and administrative employees. We anticipate modest increases in staffing and investments in plant or equipment through the next twelve months.

Outlook

We anticipate that our cash, cash equivalents and marketable securities will be sufficient to satisfy our capital requirements into 2007. Additional funds will be required to continue operations beyond that time. We may receive additional milestone payments from the Organon and Servier agreements. However, there is no assurance that we will receive such milestone payments from Organon or Servier. Additionally, on March 31, 2006, the FDA notified us that it had placed a clinical hold on our lead compound, AMPAKINE CX717. At present, we are on schedule for meeting our target date for submission of our complete response to the FDA by early September 2006. However, there can be no assurance that we will meet that timeline. Our future capital requirements will be impacted by our ability to successfully address the FDA’s concerns and to effect the removal of the clinical hold.

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

Our exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of our financial instruments are fixed rate, short-term investments in government and corporate notes and bonds. Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with our cash requirements. As of June 30, 2006, our investment portfolio had a fair value and carrying amount of approximately $13,776,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2006, the resulting decline in the fair value of fixed rate bonds held within the portfolio would not be material to our financial position, results of operations and cash flows.

Our borrowing consists of our advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of June 30, 2006, the principal and accrued interest of the advance amounted to approximately $290,000.

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

On March 31, 2006, the FDA notified us that it had placed a clinical hold on our lead compound, AMPAKINE CX717. At present we are on schedule for meeting our target date for submission of our complete response to the FDA by early September 2006. However, there can be no assurance that we will meet that timeline. Our objective is to have the FDA remove the clinical hold and allow us to proceed with our clinical studies currently on hold as soon as possible, however, it is uncertain at this time when, or if, such clinical hold will be removed. If we are unable to resume our clinical studies on AMPAKINE CX717 in a timely fashion, or at all, there could be a significant negative impact on our business operations and the market price of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

On May 10, 2006, we held our Annual Meeting of Stockholders, with stockholders holding 29,053,048 shares of common stock (representing 84.6% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act. Robert F. Allnutt, John F. Benedik, Charles J. Casamento, Carl W. Cotman, Ph.D., Peter F. Drake, Ph.D., M. Ross Johnson, Ph.D., Roger G. Stoll, Ph.D. and Gary D. Tollefson, M.D., Ph.D. were listed as management’s nominees in the proxy statement and were elected as directors at the meeting. The votes for each nominee were as follows:

Name	Number of Affirmative Votes	Number of Votes Withheld
Robert F. Allnutt	28,876,047	177,001
John F. Benedik	28,866,326	186,722
Charles J. Casamento	28,737,224	315,824
Carl W. Cotman, Ph.D.	28,881,664	171,384
Peter F. Drake, Ph.D.	28,856,689	196,359
M. Ross Johnson, Ph.D.	28,846,582	206,466
Roger G. Stoll, Ph.D.	28,434,789	618,259
Gary D. Tollefson, M.D., Ph.D.	28,879,789	173,259

At the meeting, we also sought approval of our 2006 Stock Incentive Plan. This proposal was approved with 6,729,564 affirmative votes. There were 2,760,462 negative votes, 107,166 abstentions and 19,455,856 broker non-votes.

We also sought the ratification of Haskell & White LLP as our independent auditors for the fiscal year ending December 31, 2006. This proposal was approved by 28,891,878 affirmative votes. There were 90,730 negative votes and 70,440 abstentions.

Item 6. Exhibits

Exhibits

10.96	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s 2006 Stock Incentive Plan.

10.97	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s 2006 Stock Incentive Plan.

10.98	Amendment No. 3 to the Lease Agreement for the Company’s facilities in Irvine, California, dated April 1, 2006.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

August 8, 2006	By:	/s/ Maria S. Messinger
Maria S. Messinger
Vice President and Chief Financial Officer;
Corporate Secretary
(Chief Accounting Officer)