Form 10-K
period 2006-12-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2007-03-15
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission file number 1-16467

Cortex Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0303583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer          Accelerated filer  ☒ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2006 was $103,016,100 (based on the closing sale price of the common stock as reported by The American Stock Exchange on such date). As of March 9, 2007, there were 40,012,448 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 9, 2007 (TO BE FILED WITH THE COMMISSION ON OR BEFORE APRIL 30, 2007) ARE INCORPORATED BY REFERENCE INTO PART III.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding our business and technology, which involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as representation by us or any other person that our objectives or plans will be achieved. We do not undertake and specifically decline any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

PART I

Item 1. Business

Our primary focus is to develop novel drug-like compounds that positively modulate AMPA-type glutamate receptors, a complex of proteins involved in the communication between nerve cells in the mammalian brain. These compounds, termed AMPAKINE® compounds, enhance the activity of the AMPA receptor. We are designing and developing these molecules as proprietary pharmaceuticals because we believe they hold promise for correcting neurological and psychiatric diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter.

The AMPAKINE platform addresses large potential markets. According to research data from IMS Health, in 2005 worldwide sales for central nervous system products to treat brain-related disorders and diseases exceeded $74 billion. Our business plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of specific AMPAKINE compounds for those indications that require sizable, expensive Phase III clinical trials — and very large sales forces to achieve significant market penetration. Diseases such as Alzheimer’s disease, mild cognitive impairment (“MCI”), Parkinson’s disease, Attention Deficit Hyperactivity Disorder (“ADHD”), schizophrenia, depression and others may benefit from treatment with AMPAKINE drugs and require such larger distribution. At the same time, we plan to develop compounds internally for a selected set of indications, many of which will allow us to apply for “Orphan Drug” status. Such designation by the Food and Drug Administration (the “FDA”) is usually applied to products where the number of patients in the United States (“U.S.”) in the given disease category is usually less than 200,000. These

Orphan Drug indications typically require more modest investment in the development stages, follow a quicker regulatory path to approval, and involve a more concentrated and smaller sales force targeted at selected medical centers in the U.S. The key indications that we plan to pursue internally include (a) restoration of memory and diminution of loss of memory due to electroconvulsive therapy, (b) excessive daytime sleepiness due to narcolepsy, sleep apnea and shift work, (c) Huntington’s disease, (d) Amyotrophic Lateral Sclerosis, (e) Fragile X syndrome and (f) Rett’s syndrome.

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

In January 1999, we entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”), a subsidiary of Akzo Nobel. The agreement grants Organon worldwide rights to develop and commercialize our AMPAKINE technology for the treatment of schizophrenia and depression. In October 2000, we entered into a research collaboration agreement and a license agreement with Les Laboratoires Servier (“Servier”). The license agreement, as amended to date, will allow Servier to develop and commercialize select AMPAKINE compounds in defined territories of Europe, Asia, the Middle East and certain South American countries as a treatment for (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The indications covered include, but are not limited to, Alzheimer’s disease, MCI, sexual dysfunction and anxiety disorders. The research collaborations with these partners have ended, but we remain eligible for milestone payments based upon the clinical development of the licensed compounds by these partners, as well as royalties based upon potential commercialization under our licenses.

In early March 2006, we announced positive statistical and clinical results with our AMPAKINE CX717 in a Phase IIa clinical study in adults with ADHD. The primary outcome measure for the study was the ADHD Rating Scale, which evaluates both inattentiveness and hyperactivity symptoms. Our clinical trial with CX717 showed statistical significance in both of these symptoms. In late March 2006, the Food and Drug Administration (“FDA”) placed a clinical hold on CX717 related to concerns over some preclinical animal data. In early September 2006, we submitted a response to the FDA, who removed the clinical hold on CX717 in early October 2006, but stipulated a limited dose range for further clinical testing of the compound. That dose limitation impacts our ability to conduct further clinical studies in ADHD. We have additional toxicological data which indicates that the cellular effects originally interpreted as toxicity occur postmortem and are directly related to the interaction of the cells as they die with the fixative used to prepare tissue samples for analysis. We plan to submit the data to the FDA in March 2007 to determine if the new information supports clinical investigations at dosage levels that would allow us to proceed with further clinical development of CX717 in ADHD.

For the years ended December 31, 2006, 2005 and 2004, our research and development expenses were approximately $13,262,000, $11,361,000 and $8,386,000, respectively. For the six-month periods ended December 31, 2004 and 2003, our research and development expenses were approximately $5,010,000 and $2,929,000, respectively. For the year ended June 30, 2004, our research and development expenses were approximately $6,305,000. Expenses for the current year period include costs for toxicological testing required in response to the earlier clinical hold imposed on CX717 by the FDA at the end of March 2006. Most of these expenses have been incurred as of December 31, 2006.

We face a number of risks in moving our technology through research, development and commercialization. We have never had revenues from commercial sales, have never been profitable on an annual basis and have incurred net losses approximating $79,758,000 through December 31, 2006. We do not anticipate profitability in the short term and will continue to require external funding, either from the private or public equity markets or from corporate partners and licenses of our technology. As of yet, neither we nor any of our corporate partners have obtained FDA approval to market any of our products. All of these risks, and others, are described in “Risk Factors” starting on page 18.

Our executive offices are located at 15241 Barranca Parkway, Irvine, California 92618, and our telephone number is (949) 727-3157.

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

AMPAKINE compounds facilitate the activity of the AMPA receptor, which is activated by the neurotransmitter glutamate. The AMPAKINE compounds interact in a highly specific manner with the AMPA receptor, lowering the amount of neurotransmitter required to generate a response, and increasing the magnitude and/or duration of the response to any given amount of glutamate. We believe that this selective amplification of the normal glutamate signal may eventually find utility in the treatment of neurological and psychological diseases and disorders characterized by depressed functioning of brain pathways.

Our AMPAKINE technology is composed of two groups of compounds that we have designated as “low impact” and “high impact.” Compounds from these two groups bind at different sites on the AMPA receptor complex and affect the response in different ways. Both types of compounds positively modulate the AMPA receptor function; low impact compounds increase the amplitude of the neuronal action potential, while the high impact compounds increase both the amplitude and the half-width of the neuronal action potential. Additionally, there is evidence that the high impact compounds activate the expression of certain genes in the neuron, including neurotrophins such as Brain Derived Neurotrophic Factor (“BDNF”). BDNF mediates the differentiation and survival of neurons by providing the necessary trophic support, and modulates synaptic transmission and plasticity. We believe that this action of AMPAKINE molecules imparts these compounds with the potential for disease modifying activity, since deficits in BDNF have been observed in psychiatric diseases such as anxiety, depression, and ADHD, and neurodegenerative disease such as Alzheimer’s disease, Huntington’s disease, Parkinson’s disease, and Fragile X.

The vast majority of excitatory synaptic connections in the brain utilize glutamate, and those synaptic connections decline with age. Thus, brain disorders associated with aging may be amenable to treatment with AMPAKINE compounds. Such disorders include MCI, Alzheimer’s disease and Parkinson’s disease. Schizophrenia, depression and other psychiatric disorders may involve imbalances of neurotransmitters in the brain, such as dopamine, serotonin, acetylcholine and norepinephrine. Given that glutamate modulates many of these other neurotransmitters, it may play a role in the rebalancing of neurotransmission. AMPAKINE compounds may provide a new approach to treat both neurological and psychiatric disorders by directly modulating the AMPA receptor to enhance the release of glutamate. A study with AMPAKINE compounds in patients with schizophrenia indicated improvement in a number of symptoms also common to patients with ADHD. We and our collaborators have obtained other encouraging preliminary results in animal models of sleep deprivation, Fragile X syndrome, depression, libido and stroke.

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

At single doses of 0.8 mg/kg to 1.5 mg/kg, CX717 completely reversed the performance deficits associated with sleep deprivation. Additionally, in those monkeys given CX717, specific brain positron emission tomography (PET) changes that occur after sleep deprivation were returned to the non sleep deprived state.

Based upon these results, and extensive required safety testing in rats, dogs and monkeys, we completed a series of Phase I clinical studies of CX717 in the United Kingdom. The studies were conducted with the assistance of Quintiles – Guy’s Drug Research Unit, a large and well-respected clinical research organization. All of the Phase I safety trials were completed by early 2005 and provided evidence of safety for doses of up to 1,600 mg of CX717 in single doses and up to 800 mg of the drug given twice daily for ten (10) days in 104 human subjects.

The pharmacokinetic results to date from the 104 volunteers who have taken CX717 in these Phase I studies show that the half life of the drug averages over 9 hours and the amount of drug absorbed over the range of 25 mg to 1600 mg was linear and predictable. Very high plasma drug levels were found in the volunteers, indicating an excellent absorption profile for the drug. In summary, we found the drug to have an excellent safety profile, seemingly well absorbed and linear kinetics over a large range of doses in normal volunteers. The doses administered to the normal volunteers were up to 16 times greater than those needed to produce efficacy results in the primates. If the clinical efficacy in humans can be demonstrated over the same dosage ranges as has been found in non-human primates, the potential for once a day dosing seems feasible.

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

Additionally, we completed two separate three-month toxicology studies for CX717, one with a rodent species and one with a non-rodent species, as required by the guidelines of the FDA. Each study examined the effects of very high (toxicological) daily doses of CX717 for ninety consecutive days. Each study included extra animals to assess whether any observed toxicological effects were reversible once dosing was stopped. We also initiated reproductive toxicology studies of CX717 that are necessary to include women of childbearing potential in future Phase IIb studies.

We subsequently initiated three different Phase IIa studies to evaluate the efficacy of CX717 in (a) the treatment of ADHD in adult patients, (b) the effect on adult male subjects in a shift work paradigm funded by the Defense Advanced Research Projects Agency (“DARPA”), and (c) a positron emission tomography (“PET”) scan analysis of the drug in Alzheimer’s disease patients. Results of the ADHD study were announced in early March 2006, as described more fully below. In late March 2006, the FDA notified us that it had placed a clinical hold on CX717. The hold resulted from concerns related to preclinical animal data and not from any human clinical trials. In early September 2006, we submitted our complete response to the FDA and the hold was lifted in early October 2006. In agreeing to removal of the hold, we committed to an FDA specified dose range for CX717. The dose limitations delayed further planned clinical studies with CX717 in ADHD. We have generated substantial data from additional toxicology studies over the past several months that demonstrate that the toxicological issues previously identified seem to occur postmortem and are directly related to the fixative interaction with the cells as they die.

We are currently compiling those results and we expect to submit them to the FDA in March 2007 in support of our request to allow us to increase our dosage levels of CX717 so that we can continue the development of the compound for ADHD.

Results from the Phase IIa shift work paradigm are discussed below. Enrollment in the Phase IIa study initiated in Alzheimer’s disease has not been completed.

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

Psychostimulants, including amphetamine and methylphenidate, represent the most widely researched and commonly prescribed treatments for the disorder. Because of the availability and frequent prescribing of psychostimulants, concerns over their potential overuse and abuse have intensified. Along with the abuse potential, treatments with psychostimulants may result in side effects. According to the National Institutes of Health, some children on these medications may lose weight, have less appetite and temporarily grow more slowly. Others may experience problems falling asleep. Given the lack of consistent improvement beyond the disorder’s core symptoms and the deficit of long-term studies, the need remains for additional testing with medications and behavioral treatments.

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

In early March 2006, we reported preliminary results from our lead AMPAKINE drug, CX717, which showed positive results in the treatment of adults with ADHD. Forty-nine patients with ADHD completed the randomized, double-blind, placebo-controlled, two-way crossover design study performed at seven U.S. sites. We undertook this Phase IIa clinical trial to assess both the dose of drug required and the effectiveness of CX717 in an adult ADHD population. The primary outcome measure was the ADHD Rating Scale (ADHD-RS) which evaluates both the inattentiveness and hyperactivity symptoms. The overall ADHD-RS score showed positive statistical changes in the ADHD-RS scores (p<0.002) in the 800 mg twice daily dose group of 22 patients and also statistically significant effects on the hyperactivity subscale (p<0.01) and the inattentiveness subscale (p<0.03) compared to placebo. The 200 mg twice daily dose, tested in a group of 27 patients, did not show a significant effect. CX717 was well tolerated, and there were no serious adverse events or other significant safety concerns with either dose.

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

As indicated above, we were notified in late March 2006 that the FDA was placing CX717 on clinical hold due to concerns related to some preclinical animal data. After submitting a response to the agency in September 2006, the clinical hold was lifted in October 2006, but the FDA limited the approved dosage levels of the compound. Those dosing limitations impacted our plans to conduct further testing of CX717 as a treatment for ADHD. We plan to submit results from our additional toxicology studies to the

FDA in March 2007. Our objective is that the data from these additional studies will support clinical trials at increased dose levels of CX717 and thereby convince the FDA to allow us to continue further testing of the compound in patients with ADHD.

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

There is also a possibility that treatment with high impact AMPAKINE compounds may slow the progression of Alzheimer’s disease. Brain cells, or neurons, require continued input from other brain cells to remain alive. As neurons die, other neurons begin to lose their inputs, hastening their own death. AMPAKINE compounds may slow the rate at which functional levels of input from other neurons are lost. In animal models, selected AMPAKINE compounds have been shown to increase the production of BDNF, which is a protein associated with the formation of synapses by neurons. This possible mode of action also may prove beneficial to patients with Alzheimer’s disease, although it has not been demonstrated whether the same mechanism may produce similar results in humans.

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

In June 2006, results from a simulated night shift work study with CX717 were presented at the Sleep 2006 meeting in Salt Lake City, Utah. Dr. Thomas Balkin, Chief, Department of Behavioral Biology, Walter Reed Army Institute of Research (“WRAIR”), presented the top-line findings from the study conducted at WRAIR and funded by the Defense Advanced Research Projects Agency (“DARPA”). The study assessed the effect of CX717 on cognitive performance and alertness across four nights of simulated night shift work and restricted daytime sleep. The study was a randomized, double-blind, placebo-controlled, parallel group study in healthy young adult male volunteers. Fifty (50) subjects were assigned to one of three CX717 dose groups or placebo. Study medication was taken once per evening for four days. Each night subjects were assessed on a variety of cognitive parameters and tests of alertness in a protocol designed to simulate night shift work. The subjects’ daytime sleep was restricted to four hours per day to mimic operational conditions involving chronic, restricted sleep.

The primary finding from the study was that CX717 did not enhance cognitive performance relative to treatment with placebo. However, similar to the observations in the Phase IIa UK sleep deprivation study, CX717 did alter the recovery sleep architecture as measured by EEG polysomnography in a dose-related manner. The 1000 mg dose of CX717 statistically (p < 0.05) reduced the amount of slow wave sleep during each of the four recovery sleep periods and increased (p < 0.05) the minutes of wake time after sleep onset during two of the four recovery sleep periods. CX717 was well tolerated, and no serious adverse events or other significant safety concerns were observed.

At the same meeting, additional presentations were made detailing the positive findings from the sleep deprivation study performed at the University of Surrey in the United Kingdom, including the primary results from the study and new data using spectral EEG polysomnography to evaluate the effect of CX717 on the recovery sleep period during the study. In support of the key study findings, the spectral EEG analysis indicated that CX717 increased the level of arousal during recovery sleep.

Differences in study design and the implementation of certain study procedures may have contributed to some of the divergent results between the shift work simulation study and the UK study.

Our licensing discussions have focused on ADHD, Alzheimer’s disease, and other neurodegenerative disorders. The top-line findings from the DARPA-sponsored study do not have a direct impact on the potential of CX717 in those disorders. Our strategy always has been to retain the sleep deprivation uses as well as Orphan Drug uses of the low impact AMPAKINE drugs for our internal development program. We do not anticipate that future partnering discussions would include sleep disorder indications and believe that such discussions are unlikely to be affected by the shift work study findings.

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

In the U.S., the depression market is considered the largest segment of the central nervous system market with global sales of $19.8 billion in 2005. This is a mature market with a number of the leading brands facing patent expiration in the next six years.

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

Both low and high impact AMPAKINE compounds may play a role in the treatment of HD either as a mono-therapy or in combination with existing pharmacology. AMPAKINE compounds, like CX717, could potentially play a symptomatic role in the reduction of memory and cognitive components of this disease. High impact AMPAKINE compounds that have a potent effect on the production of neurotrophic factors, such as BDNF, theoretically could have a disease modifying effect on this terminal disease.

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

A second AMPAKINE drug candidate licensed to Organon is currently in two clinical trials for the treatment of schizophrenia, one a mono-therapy trial that was nearly completed in 2006 and the other trial in combination with other antipsychotic agents that is just being initiated.

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

Other Indications

We may conduct studies in various other indications that have not been discussed above. In addition to the AMPAKINE CX717, we plan to advance other AMPAKINE compounds that have shown promise in animal models. During 2006, we initiated toxicology testing for additional AMPAKINE compounds. If those tests are successful, we hope to have a second drug candidate in clinical trials during 2007.

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

Three human clinical safety studies have been completed with the AMPAKINE CX516 in healthy volunteers. In all three studies, CX516 was safe and well-tolerated on acute oral administration, and importantly, indicated some effects on memory performance.

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

We rely to a certain extent upon unpatented proprietary technology and may determine in some cases that our interests would be better served by reliance on trade secrets or confidentiality agreements rather than patents. See “Risk Factors – Risks related to our industry – If we fail to secure adequate intellectual property protection, it could significantly harm our financial results and ability to compete” on page 21 for a discussion of certain risks related to the protection of our intellectual property rights.

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

Therapeutic products that may be developed and sold by us outside the U.S. will be subject to regulation by the various countries in which they are to be distributed. In addition, products manufactured in the U.S. that have not yet been cleared for domestic distribution will require FDA approval in order to be exported to foreign countries for distribution there. See “Risk Factors – Risks related to our industry – The regulatory approval process is expensive, time consuming, uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products” on page 22 for a discussion of certain risks related to the regulatory approval of our products.

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

Employees

We currently have 25 full-time employees and one part-time employee. Of the 25 full-time employees, seven are engaged in management and administrative support and the remainder are engaged in research and development, including 12 Ph.D.-level or equivalent employees.

We do not anticipate significant increases in our employee levels during the next twelve months. We will continue to outsource a substantial amount of our research and development to qualified vendors. We sponsor a substantial amount of research in academic laboratories, primarily at the University of California, Irvine.

Item 1A. Risk Factors

In addition to the other matters set forth in this Annual Report on Form 10-K, our continuing operations and the price of our common stock are subject to the following risks:

Risks related to our business

We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

Since our formation on February 10, 1987 through December 31, 2006, we have generated only modest operating revenues and we have incurred net losses approximating $79,758,000. For the years ended December 31, 2006, 2005 and 2004, our net losses were approximately $16,055,000, $11,606,000 and $6,234,000, respectively. For the six months ended December 31, 2004 and 2003 and fiscal year ended June 30, 2004, our net losses amounted to approximately $4,046,000, $3,806,000 and $5,994,000, respectively. As of December 31, 2006, we had an accumulated deficit of approximately $81,790,000. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. As with other companies in the biotechnology industry, it is possible that we will never achieve profitable operations.

We will need additional capital in the future and, if it is not available on terms acceptable to us, or at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.

We will require substantial additional funds to advance our research and development programs and to continue our operations, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products, and if we independently undertake marketing and promotion of our products. Additionally, we may require additional funds in the event that we decide to pursue strategic acquisitions of or licenses for other products or businesses. Based on our current operating plan, including planned clinical trials and other product research and development costs, we estimate that our existing cash resources, including and amounts received from our registered direct offering in January 2007, will be sufficient to meet our requirements into calendar year 2008. However, we believe that we will require additional capital to fund on-going operations beyond that time. Additional funds may result from milestone payments related to our agreements with Organon and Servier, although there is no assurance that we will receive milestone payments from Organon or Servier within the desired timeframe, or at all. Additional funds also may result from the exercise of warrants to purchase shares of our common stock. As of December 31, 2006, warrants to purchase up to approximately 8.3 million shares of our common stock were outstanding. If these remaining warrants are fully exercised, of which there can be no assurance, such exercise would provide approximately $25,000,000 of additional capital. Additionally, if the warrants to purchase up to approximately 3.3 million shares of our common stock issued in connection with our registered direct offering in January 2007 are fully exercised, of which there can be no assurance, such exercise would provide approximately $5,400,000 of additional capital.

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

Under our agreements, we are required to make minimum annual royalty payments approximating $70,000. Separately, we are required to spend a minimum of $250,000 per year to advance the AMPAKINE compounds until we begin marketing an AMPAKINE compound. The commercialization efforts in the agreements require us to file for regulatory approval of an AMPAKINE compound before October 2007.

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

The development of AMPAKINE products is subject to the risks of failure commonly experienced in the development of products based upon innovative technologies and the expense and difficulty of obtaining approvals from regulatory agencies. Drug discovery and development is time consuming, expensive and unpredictable. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. In the fields that we target, approximately one in five compounds placed in clinical trials generally reaches the market. All of our proposed products are in the preclinical or early clinical stage of development and will require significant additional funding for research, development and clinical testing before we are able to submit them to any of the regulatory agencies for clearances for commercial use. Our trials that are subject to our collaborative research arrangements are being funded by third parties and do not involve financial commitments from Cortex.

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

We are highly dependent upon key management and technical personnel and currently do not carry any insurance policies on such persons. In particular, we are highly dependent on our Chairman, President and Chief Executive Officer, Roger G. Stoll, Ph.D.; our and our Chief Scientific Officer and Chief Operating Officer, Mark A. Varney, Ph.D.; and our Vice President, Preclinical Development, Steven A. Johnson, Ph.D., all of whom have entered into employment agreements with us. Competition for qualified employees among pharmaceutical and biotechnology companies is intense. The loss of any of our key management or technical personnel, or our inability to attract, retain and motivate the additional highly-skilled employees and consultants that our business requires, could substantially hurt our business and prospects. We cannot assure you that we will be able to retain our existing personnel or attract additional qualified employees when we need them.

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

The market price of securities of life sciences companies in general has been very unpredictable. The range of sales prices of our common stock for the fiscal years ended December 31, 2006 and 2005, the six-month period ended December 31, 2004 and fiscal year ended June 30, 2004, as quoted on The American Stock Exchange, was $1.19 to $5.94, $1.96 to $3.03, $1.40 to $3.10 and $1.62 to $4.99, respectively. The following factors, in addition to factors that affect that market generally, could significantly impact our business, and the market price of our common stock could decline:

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

As of March 9, 2007, we had approximately 40.0 million shares of common stock outstanding. Additionally, if all warrants and options outstanding as of such date are exercised prior to their expiration, approximately 21.7 million additional shares of common stock could become freely tradable without restriction. Sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock and could also make it more difficult for us to raise funds through future offerings of common stock.

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

We may be unable to maintain the standards for listing on The American Stock Exchange, which could adversely affect the liquidity of our common stock.

Our common stock is currently listed on The American Stock Exchange. There are several requirements that we must satisfy in order for our common stock to continue to be listed on The American

Stock Exchange. In the future, we may not comply with all of these listing requirements, which might result in the delisting of our common stock. Delisting from The American Stock Exchange could adversely affect the liquidity and the price of our common stock and could have a long-term adverse impact on our ability to raise future capital through a sale of shares of our common stock. If our common stock were delisted it would be traded on an electronic bulletin board established for securities that are not traded on a national securities exchange, Nasdaq or traded in quotations published by the National Quotations Bureau, Inc., commonly referred to as the “pink sheets.” If this occurs, it could be difficult to sell our securities or obtain the same level of market information as to the price of shares of our common stock as is currently available.

If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

In addition, if our common stock were delisted, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange or quoted on Nasdaq. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market.

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

Item 3. Legal Proceedings

We are not a party to any material legal proceedings, nor has any material proceeding been terminated during the fiscal year ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The American Stock Exchange under the symbol, “COR.” The following table presents quarterly information on the high and low sales prices of the common stock for the fiscal years ended December 31, 2006 and 2005, as furnished by The American Stock Exchange.

	High	Low
Fiscal Year ended December 31, 2006

Fourth Quarter	$3.81	$1.19
Third Quarter	3.50	2.50
Second Quarter	3.58	2.43
First Quarter	5.94	2.25

Fiscal Year ended December 31, 2005

Fourth Quarter	$2.67	$2.02
Third Quarter	2.53	2.05
Second Quarter	2.73	1.96
First Quarter	3.03	2.15

As of March 9, 2007, there were 466 stockholders of record of our common stock, and approximately 9,500 beneficial owners. The high and low sales prices for our common stock on March 9, 2007, as reported by The American Stock Exchange, were $2.00 and $1.81, respectively.

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

During the fiscal year ended December 31, 2006, we did not repurchase any of our securities.

Stock Performance Graph

Set forth below is a line graph comparing the cumulative stockholder return on the Company’s Common Stock with the cumulative total return of The American Stock Exchange Composite Index and an industry peer group identified by the Company (the “Peer Group Index”). The Peer Group Index consists of TorreyPines Therapeutics, Indevus Pharmaceuticals, Inc., Spectrum Pharmaceuticals, Inc., Neurobiological Technologies, Inc., StemCells, Inc. and Titan Pharmaceuticals, Inc. The Peer Group Index return consists of the weighted returns of each component issuer according to such issuer’s respective stock market capitalization at the beginning of each period for which a return is indicated.

The graph assumes an investment of $100 in the Company’s Common Stock on January 1, 2002, and an investment in each of The American Stock Exchange Composite Index and the Peer Group Index of $100 on January 1, 2002. The graph covers the period from January 1, 2002 to December 31, 2006.

The calculation of cumulative stockholder return for The American Stock Exchange Composite Index and the Peer Group Index includes the reinvestment of dividends. The calculation of cumulative stockholder return on the Company’s Common Stock does not include reinvestment of dividends because the Company did not pay dividends on the Common Stock during the measurement period. The performance shown is not necessarily an indicator of future price performance.

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

(In thousands, except per share data)

	Year ended December 31, 2006	Year ended December 31, 2005	Six Months ended December 31, 2004	Years ended June 30,
				2004	2003	2002
INCOME STATEMENT DATA
Revenues:
Research and license revenue	$1,150	$2,473	$1,788	$6,792	$4,765	$5,777
Grant revenue	27	104	108	181	467	655

Total revenues	1,177	2,577	1,896	6,973	5,232	6,432

Operating expenses:
Research and development	13,262	11,361	5,010	6,305	3,801	5,043
General and administrative	4,616	3,376	1,598	3,208	2,620	2,444

Total costs and expenses	17,878	14,737	6,608	9,513	6,421	7,487

Loss from operations	(16,701)	(12,160)	(4,712)	(2,540)	(1,189)	(1,055)

Interest income, net	646	637	167	149	14	72

Change in fair value of common stock warrants	—	(83)	498	(3,603)	—	—

Net loss applicable to common stock	$(16,055)	$(11,606)	$(4,046)	$(5,994)	$(1,175)	$(983)

Basic and diluted net loss per share	$(0.47)	$(0.36)	$(0.14)	$(0.26)	$(0.07)	$(0.06)
Shares used in basic and diluted calculation	34,349	32,665	28,355	23,182	16,868	16,712

Non-cash stock compensation charges included in operating expenses:
Research and development	$1,997	$183	$84	$189	$77	$125
General and administrative	1,234	(15)	68	917	140	56

	$3,231	$168	$152	$1,106	$217	$181

BALANCE SHEET DATA
Cash and equivalents	$1,649	$2,063	$9,157	$9,977	$1,125	$1,849
Marketable securities	7,799	15,198	18,839	12,211	—	—
Working capital	7,917	14,710	26,070	20,567	(1,505)	(349)
Total assets	10,435	17,989	29,912	22,891	2,179	2,981
Unearned revenue, net of current portion , and other long-term liability	58	50	23	381	247	727
Common stock warrants	—	—	3,958	—	—	—
Total stockholders’ equity (deficit)	8,320	15,132	23,647	20,489	(1,420)	(592)

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

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached consensus on Issue 00-21. EITF Issue 00-21 addresses the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Specifically, Issue 00-21 requires the recognition of revenue from milestone payments over the remaining minimum period of performance obligations. As required, we apply the principles of Issue 00-21 to multiple element agreements that we enter into or modify after July 1, 2003.

Employee Stock Options and Stock-Based Compensation

As required, as of January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Prior periods were not restated.

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

Given that we previously followed APB 25 and SFAS 148 in accounting for our employee stock options, the impact of adopting the expense recognition requirements of SFAS 123(R) was significant to our results of operations, but not our financial position. Our net loss for the year ended December 31, 2006 includes approximately $3,050,000 of non-cash stock-based employee compensation costs. For the years ended December 31, 2005 and 2004, our net loss includes approximately $13,000 and $41,000 of non-cash stock-based employee compensation costs, respectively. For the six months ended December 31, 2004 and 2003, our net loss includes approximately $35,000 and $31,000 of non-cash stock-based employee compensation costs, respectively. For the year ended June 30, 2004, our net loss includes approximately $37,000 of non-cash stock-based employee compensation costs.

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

Registration Payment Arrangements

In connection with prior private placements of our common stock and warrants to purchase shares of our common stock, we entered into agreements that committed us to timely register the shares underlying the issued warrants. Those registration agreements specified potential cash penalties if we did not timely register the related shares with the Securities and Exchange Commission.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” when the potential cash penalties were included in registration payment arrangements, we recorded the estimated fair value of the warrants as a liability, with an offsetting reduction to additional paid-in capital received from the private placement. The fair value of the warrants was estimated using the Black-Scholes option pricing model.

The estimated fair value of the warrants was re-measured at each reporting date and on the date of effectiveness of the related registration statement, with the increase in fair value recorded as other expense in our Statement of Operations. As of the effectiveness of the registration statement, the warrant liability was reclassified to additional paid-in capital, evidencing the non-impact of these adjustments on our financial position and business operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF No. 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that companies that enter into agreements to register securities will be required to recognize a liability if a payment to investors for failing to fulfill the agreement is probable and can be reasonably estimated. This accounting differs from the guidance in EITF 00-19, which required a liability to be recognized and measured at fair value, regardless of probability.

EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that we enter into or modify after the date of issuance of this FSP. For our registration payment arrangements and financial instruments subject to those arrangements that were entered prior to the issuance of this FSP, the guidance will be effective beginning January 1, 2007.

Transition to EITF 00-19-2 is to be achieved by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of retained earnings. For purposes of measuring the cumulative-effect adjustment related to the recognition of a contingent liability, we will evaluate whether the transfer of consideration under our registration payment arrangements is probable and can be reasonably estimated as of the January 1, 2007 adoption date. Given that we do not deem the transfer of consideration under our existing registration payment arrangements as probable as of December 31, 2006, we do not anticipate recording a cumulative-effect adjustment in connection with the adoption of this FSP.

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

The agreement with Organon also includes milestone payments based upon clinical development, plus royalty payments on worldwide sales. Through December 31, 2006, we have received milestone payments totaling $6,000,000 under the agreement with Organon.

In October 2000, we entered into a research collaboration agreement and an exclusive license agreement with Les Laboratoires Servier (“Servier”). The license agreement will allow Servier to develop and commercialize select AMPAKINE® compounds for the treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Amyotrophic Lateral Sclerosis. In early December 2006, we terminated the research collaboration with Servier and as a result the worldwide rights for the AMPAKINE technology for treatment of neurodegenerative diseases were returned to us, other than for compounds which may be selected by Servier for commercialization. We currently are having discussions with various large pharmaceutical research and development organizations regarding possible broad collaborations for the development of our high impact AMPAKINE technology.

The agreements with Servier, as amended to date, include a nonrefundable up-front fee of $5,000,000 and research support payments of $2,025,000 per year through early December 2006 (subject to us providing agreed-upon levels of research personnel). The amount of research support was subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index. During the year ended December 31, 2006, our research revenues from the Servier agreements were approximately $1,025,000. The agreements also include potential milestone payments, plus royalty payments on sales in licensed territories.

In October 2002, Servier agreed to provide us with $4,000,000 of additional research support, in exchange for rights to our AMPAKINE compounds for the potential treatment of anxiety disorders in Servier’s licensed territories. The $4,000,000 was paid in quarterly installments of $500,000 over a two-year period, ending in September 2004.

From inception (February 10, 1987) through December 31, 2006, we sustained losses approximating $79,758,000. Due to projected fluctuations in funding, continuing losses are likely over the next several years, as our ongoing operating expenses will only be offset, if at all, by possible milestone payments from our agreements with Servier and Organon, or under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under the Servier and Organon agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will require successful commercial development of our products by Servier, Organon, or our other prospective partners to attain sustained profitable operations from royalties or other product-based revenues.

We believe that inflation and changing prices have not had a material impact on our ongoing operations to date.

Years ended December 31, 2006 and 2005

For the fiscal year ended December 31, 2006, our net loss of approximately $16,055,000 compared to a net loss of approximately $11,606,000 for the prior year.

Revenues for the fiscal year ended December 31, 2006 decreased by 54% to approximately $1,177,000 from approximately $2,577,000 reported in the prior year due to decreased research revenues from our research collaboration agreement with Servier. At our request, the collaboration with Servier ended in early December 2006.

Research and development expenses for the fiscal year ended December 31, 2006 increased to approximately $13,262,000 from approximately $11,361,000, or by 17%, compared to the corresponding prior year period as a result of increased non-cash stock compensation charges related to our required adoption of SFAS 123(R) as of January 1, 2006, and the recording of expense for all share-based payments to employees, including grants of employee stock options, based on their fair values. Non-cash stock compensation charges accounted for approximately $1,815,000, or 95%, of the increase in expense for the year ended December 31, 2006.

Preclinical development expenses for the fiscal year ended December 31, 2006 include between $3,000,000 and $3,500,000 for studies initiated to address the clinical hold on our AMPAKINE CX717 by the FDA. The FDA placed the clinical hold on CX717 in late March 2006 due to concerns over preclinical animal data. We submitted a response to the FDA in early September 2006 and the FDA removed the clinical hold in early October 2006. In agreeing to the removal of the hold, we committed to an FDA specified dose range for CX717. These dose limitations delayed our planned clinical trials with CX717 in ADHD. We have generated substantial data from additional toxicology studies over the past several months that demonstrate that the toxicological issues previously identified seem to occur postmortem and are directly related to the fixative interaction with the cells as they die. We plan to submit such data to the FDA in March 2007 to mutually determine if we may perform clinical investigations at higher doses of the compound.

Excluding the non-cash stock compensation charges discussed above, our total research and development expenses for the year ended December 31, 2006 were consistent with those for the prior year with amounts related to addressing the clinical hold on CX717 offset by decreased clinical development expenses.

Our general and administrative expenses for the year ended December 31, 2006 increased from approximately $3,376,000 to approximately $4,616,000, or by 37%, compared to the prior year, with non-cash stock compensation charges producing the increase. Total non-cash stock compensation charges for the current year increased by approximately $1,249,000 from the prior year.

Net interest income of approximately $646,000 in fiscal year 2006 was consistent with net interest income of approximately $637,000 for the prior year.

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

Research and development expenses for the fiscal year ended December 31, 2005 increased to approximately $11,361,000 from approximately $8,386,000, or by 35%, compared to the corresponding prior year period. Most of the increase reflects expenses incurred for preclinical and clinical development of the AMPAKINE compounds, including AMPAKINE CX717, which entered three Phase IIa clinical trials during 2005: in adult patients with Attention Deficit Hyperactivity Disorder, in patients with mild to moderate Alzheimer’s disease and in patients subjected to shift work schedules with minimal recovery sleep times. Expenses for the fiscal year ended December 31, 2005 also include costs for additions to our research staff and an increase in sponsored research at academic laboratories.

General and administrative expenses for the fiscal year ended December 31, 2005 increased to approximately $3,376,000 from approximately $2,821,000, or by 20%, from the prior year period. Most of the increased expenses reflect fees related to preparing for our assessment of our internal control system as of December 31, 2005, as required by The Sarbanes-Oxley Act of 2002.

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

Research and development expenses for the six months ended December 31, 2004 increased to approximately $5,010,000 from approximately $2,929,000, or by 71% compared to the corresponding prior year period, mostly reflecting expenses incurred for the Phase I clinical testing of the AMPAKINE CX717 that commenced in May 2004. Expenses for the six months ended December 31, 2004 also included amounts related to the addition of our Chief Medical Officer in late August 2004.

General and administrative expenses for the six months ended December 31, 2004 decreased to approximately $1,598,000 from approximately $1,984,000, or by 19% compared to the corresponding prior year period. Non-cash stock compensation charges for the six months ended December 31, 2003 of approximately $829,000 mostly represented the estimated fair value for the vesting of warrants issued earlier with a professional services agreement. Excluding these non-cash stock compensation charges, general and administrative expenses for the six months ended December 31, 2004 increased to approximately $1,530,000 from approximately $1,155,000, or by 32% compared to the corresponding prior year period. Expenses for the prior year period reflected cost reductions in an effort to conserve cash prior to the private placement of common stock in August 2003.

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

Year ended December 31, 2004 (unaudited) and Fiscal Year ended June 30, 2004

For the year ended December 31, 2004, our net loss of approximately $6,234,000 compared to a net loss of approximately $5,994,000 for the fiscal year ended June 30, 2004, with the increase primarily attributable to decreased research revenues, as discussed more fully below.

Revenues for the year ended December 31, 2004 decreased to approximately $4,275,000 from approximately $6,973,000 for the fiscal year ended June 30, 2004, or by 39%, primarily due to a $2,000,000 milestone payment received from Organon during the year ended June 30, 2004. As detailed above, the related agreement required this payment in order for Organon to retain its rights to our AMPAKINE technology in the field of depression. Research revenues also decreased during the year ended December 31, 2004 relative to the fiscal year ended June 30, 2004 due to the end of research support under the October 2002 amendment to the agreement with Servier.

Research and development expenses for the year ended December 31, 2004 of approximately $8,386,000 compared to research and development expenses for the fiscal year ended June 30, 2004 of approximately $6,305,000, representing an increase of 33%. The increase mostly resulted from charges incurred to develop the second generation AMPAKINE compound, CX717, which entered Phase I human clinical trials in May 2004. The increase for the year ended December 31, 2004 also reflected increased personnel-related expenses, including amounts to expand our clinical staff.

General and administrative expenses for the year ended December 31, 2004 of approximately $2,821,000 compared to general and administrative expenses for the fiscal year ended June 30, 2004 of approximately $3,208,000, representing a decrease of 12%. The decrease resulted from non-cash stock compensation charges during the fiscal year ended June 30, 2004 related to the estimated fair value for the vesting of warrants issued with a professional services agreement.

Net interest income for the year ended December 31, 2004 increased to approximately $303,000 from approximately $149,000 for the fiscal year ended June 30, 2004, or by 103%, due to the cash available for investing from our private placement completed in January 2004.

Other income for the year ended December 31, 2004 represents a non-cash credit for the change in the estimated value of warrants issued in connection with the private equity financing in December 2004, as explained more fully in Note 3 to the financial statements.

Other expenses for the year ended June 30, 2004 represent non-cash charges for the change in the estimated value of warrants issued in connection with the private equity financing in August 2003, as explained more fully in Note 3 to the Financial Statements.

Liquidity and Capital Resources

Under the agreements signed with Servier in October 2000, as amended to date, the collaborative research phase of the agreement ended in early December 2006, but, if Servier selects compounds for further development and commercialization, we may receive milestone payments based upon successful clinical development of the licensed compounds and royalties on sales in licensed territories. Under the terms of the agreement with Organon, we may receive additional milestone payments based on clinical development of the licensed technology and ultimately, royalties on worldwide sales.

In August 2003, we completed a private placement of an aggregate of 3,333,334 shares of our common stock at $1.50 per share and five-year warrants to purchase up to an additional aggregate of 3,333,334 shares at an exercise price of $2.55 per share. We received approximately $4,496,000 in net proceeds from the private placement. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $6.00 per share for any thirteen consecutive trading day period. During the year ended December 31, 2006, we received approximately $2,830,000 of proceeds from the exercise of related warrants. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $4,803,000 of additional capital.

In January 2004, we completed a private placement of an aggregate of 6,909,091 shares of our common stock at $2.75 per share and five-year warrants to purchase up to an additional aggregate of 4,490,910 shares at an exercise price of $3.25 per share. We received approximately $17,500,000 in net proceeds from the private placement. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for any 13 consecutive trading day period. During the year ended December 31, 2006, we received approximately $1,696,000 from the exercise of related warrants. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $12,900,000 of additional capital.

In December 2004, we completed a private placement of an aggregate of 4,233,333 shares of our common stock at $2.66 per share and five-year warrants to purchase up to an additional aggregate of 2,116,666 shares at an exercise price of $3.00 per share. We received approximately $10,385,000 in net proceeds from the private placement. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for any 13 consecutive trading day period. During the year ended December 31, 2006, we received approximately $1,023,000 from the exercise of related warrants. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $5,327,000 of additional capital.

In January 2007, we completed an offering of an aggregate of 5,021,427 shares of our common stock at $1.12 per share and five-year warrants to purchase up to an additional aggregate of 3,263,927 shares at an exercise price of $1.66 per share. We received approximately $5,050,000 in net proceeds from the offering. The warrants are exercisable after July 22, 2007 and are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $3.35 for any 13 consecutive trading day period. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $5,418,000 of additional capital.

Cash Proceeds

As of December 31, 2006, we had cash, cash equivalents and marketable securities totaling approximately $9,449,000 and working capital of approximately $7,917,000. As of December 31, 2005, we had cash, cash equivalents and marketable securities of approximately $17,261,000 and working capital of approximately $14,710,000. The decreases in cash and working capital reflect amounts required to fund operations, partially offset by proceeds from the exercise of warrants to purchase shares of our common stock.

Net cash used in operating activities was approximately $13,724,000 during the year ended December 31, 2006, and included our net loss for the period of approximately $16,055,000, adjusted for non-cash stock compensation charges (including amounts for adopting SFAS 123(R)) of $3,231,000, depreciation and amortization charges aggregating approximately $111,000, and changes in operating assets and liabilities. For the year ended December 31, 2005, net cash used in operating activities approximated $10,435,000, reflecting our net loss of approximately $11,606,000 for the period, adjusted for non-cash stock compensation charges (including the change in fair value of common stock warrants) of approximately $231,000, depreciation and amortization charges aggregating approximately $126,000, and changes in operating assets and liabilities.

Net cash provided by investing activities approximated $7,341,000 during the year ended December 31, 2006, and primarily resulted from the maturity and sale of short-term investments of approximately $16,922,000, partially offset by the purchase of marketable securities and fixed assets of $9,481,000 and $100,000, respectively. For the year ended December 31, 2005, net cash provided by investing activities approximated $3,324,000 during the year ended December 31, 2005, and primarily resulted from the maturity and sale of short-term investments of approximately $22,928,000, partially offset by the purchase of marketable securities and fixed assets of $19,422,000 and $182,000, respectively.

For the year ended December 31, 2006, net cash provided by financing activities totaled approximately $5,969,000, reflecting proceeds from the exercise of options and warrants to purchase common stock. Net cash provided by financing activities was minimal for the year ended December 31, 2005 and resulted from the exercise of options to purchase shares of our common stock.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2009. The commitments under the lease agreement for the years ending December 31, 2007, 2008 and 2009 are approximately $532,000, $556,000 and $298,000, respectively. From inception (February 10, 1987) through December 31, 2006, expenditures for furniture, equipment and leasehold improvements aggregated approximately $3,159,000.

We are committed to approximately $518,000 for sponsored research to academic and other external institutions, of which approximately $484,000 is payable within the next twelve months. Commitments for preclinical and clinical development expenses approximate $2,600,000, all of which is payable within the next twelve months.

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

The following table sets forth our contractual obligations as of December 31, 2006:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$1,385,000	$532,000	$853,000	$—	$—
Other Long-Term Liabilities Reflected on our Balance Sheet under GAAP	58,000	58,000	—	—	—
Other Contractual Obligations	3,772,000	3,153,000	194,000	165,000	260,000

Total	$5,215,000	$3,743,000	$1,047,000	$165,000	$260,000

Staffing

As of December 31, 2006, we had 25 full-time employees and one part-time employee. We do not anticipate significant increases in the number of our full-time employees within the coming year.

Plant and Equipment

We expect that we will require modest investments in plant and equipment within the coming year.

Outlook

We anticipate that our cash and cash equivalents and marketable securities and the net proceeds from our completed offering of common stock and warrants in January 2007 will be sufficient to satisfy our capital requirements into 2008. Additional funds will be required to continue operations beyond that time. We may receive additional milestone payments from the Organon and Servier agreements, but there is no assurance that we will receive such milestone payments within the desired timeframe, or at all. We may also receive funds from the exercise of warrants to purchase shares of our common stock. As of December 31, 2006, warrants to purchase up to approximately 8.3 million shares of our common stock were outstanding. In connection with our completed offering in January 2007, we issued additional warrants to purchase up to approximately 3.3 million shares of our common stock. If all currently outstanding warrants are fully exercised, of which there can be no assurance, such exercise would provide approximately $30,000,000 of additional capital. See “Risk Factors – Risks related to our business – We will need additional capital in the future and, if it is not available on terms acceptable to us, or at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.”

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

Our exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of our financial instruments are fixed rate, short-term investments in government and corporate notes and bonds, which are available for sale (and have been marked to market in the accompanying financial statements). Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with our cash requirements. As of December 31, 2006, our investment portfolio had a carrying amount of approximately $7,799,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2006, the resulting decline in the fair value of fixed rate bonds held within our portfolio would not be material to our financial position, results of operations and cash flows.

Our borrowing consists solely of our advance from the Institute, which is subject to potential repayment in the event that we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a discount to the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of December 31, 2006, the principal and accrued interest of the advance amounted to approximately $295,000.

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

Management’s Report on Internal Control Over Financial Reporting

Management of Cortex Pharmaceuticals, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the effectiveness, as of December 31, 2006, of the Company’s internal control over financial reporting, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Haskell & White LLP, an independent registered public accounting firm, which also audited the financial statements of the Company included in this Annual Report on Form 10-K. Haskell & White LLP’s attestation report on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 appears on page F-2 of this Annual Report on Form 10-K.

/s/ Roger G. Stoll
Roger G. Stoll, Ph.D.
(Chief Executive Officer)

/s/ Maria S. Messinger
Maria S. Messinger
(Chief Financial Officer)

February 27, 2007

Item 9B. Other Information

The Compensation Committee of our Board of Directors amended the annual salaries of our executive officers. For the year ending December 31, 2007, Roger G. Stoll, Ph.D., Chairman, President and Chief Executive Officer will receive $350,000, Mark A. Varney, Ph.D., Chief Operating Officer and Chief Scientific Officer will receive $318,000, James H. Coleman, Senior Vice President, Business Development will receive $240,000, and Maria S. Messinger, Vice President, Chief Financial Officer and Corporate Secretary will receive $225,000.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The sections entitled “Nominees for Director,” “Executive Officers,” “Other Key Employees,” “Scientific Consultants,” “Board Committees — Audit Committee” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” included in our Proxy Statement for our 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or before April 30, 2007, are incorporated herein by reference.

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

Item 11. Executive Compensation

The sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Option Matters,” “Employment and Consulting Agreements,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” included in our Proxy Statement for our 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or before April 30, 2007, are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled “PRINCIPAL STOCKHOLDERS” included in our Proxy Statement for our 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or before April 30, 2007, is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2006. Our only stockholder approved equity compensation plans consist of the 1996 Stock Incentive Plan (that expired in October 2006) and the 2006 Stock Incentive Plan. Following the expiration of the 1996 Stock Incentive Plan, all subsequently granted stock options were and will be issued from the 2006 Stock Incentive Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	9,517,156		$2.02	326,549
Equity compensation plans not approved by security holders	250,000	(1)	2.95	—

Total	9,767,156		$2.04	326,549

(1)

In January 2006, as an inducement to the employment of our Chief Operating Officer and Chief Scientific Officer Mark A. Varney, Ph.D., we issued 250,000 options outside of the 1996 Stock Incentive Plan and the 2006 Stock Incentive Plan. The options have a ten-year term and vest in the following installments: 83,334 on January 30, 2007, 83,333 on January 30, 2008 and 83,333 on January 30, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The sections entitled “Corporate Governance” and “Certain Transactions” included in our Proxy Statement for our 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or before April 30, 2007, are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The section entitled “RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS” included in our Proxy Statement for our 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or before April 30, 2007, is incorporated herein by reference.

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

(3)	Exhibits

See (b) below.

(b)	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment on June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, by Certificate of Designation filed June 4, 1997, by Certificate of Amendment of Restated Certificate of Incorporation filed December 21, 1998, and by Certificate of Designation filed February 11, 2002, incorporated by reference to the same numbered Exhibit of the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No.001-16467, filed February 15, 2002, as further amended by Certificate of Amendment of Restated Certificate of Incorporation filed December 15, 2003, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004.

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.

3.4	Certificate of Amendment of Restated Certificate of Incorporation filed March 2, 2006, incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed March 16, 2006.

4.1	Rights Agreement, dated as of February 8, 2002, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan, incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.

4.2	Placement Agency Agreement, dated January 16, 2007, by and between Cortex Pharmaceuticals, Inc. and Roth Capital Partners, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant to be issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed January 19, 2007.

10.2	Consulting Agreement, dated October 30, 1987, between the Company and Carl W. Cotman, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.*

10.3	Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989. *

10.19	License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-KSB filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.31	License Agreement dated June 25, 1993, as amended May 28, 2003, between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.44	Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed May 16, 1994.

10.49	Settlement Agreement between the Company and Alkermes, Inc., dated October 5, 1995, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting confidential treatment under Rule 406 of the Securities Act of 1933).

10.60	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.*

Exhibit Number	Description

10.64	Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB as filed on February 16, 1999. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.)

10.65	Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.

10.67	Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934).

10.69	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.*

10.70	Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.*

10.71	Employment agreement dated June 5, 1995, between the Company and Gary A. Rogers, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.*

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.

10.74	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.*

10.75	Securities Purchase Agreement dated August 21, 2003, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed August 22, 2003.

10.76	First Amendment dated April 8, 2003 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed September 19, 2003.*

10.77	Amendment dated December 16, 2003 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.78	Securities Purchase Agreement dated January 7, 2004, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to Exhibit 10.75 to the Company’s Report on Form 8-K filed January 9, 2004.

10.79	Amendment No. 2 to the Lease Agreement for the Company’s facilities in Irvine, California, dated March 9, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.

10.80	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.81	Form of Restricted Stock Award Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

Exhibit Number	Description

10.82	Amendment dated January 1, 2004 to the employment agreement dated May 17, 2000 between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.83	Amendment dated January 1, 2004 to the employment agreement dated June 5, 1995 between the Company and Gary A. Rogers, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.84	Consulting Agreement dated April 16, 2004 between the Company and Gary D. Tollefson, M.D., Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*

10.86	Second Amendment dated November 10, 2004 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*

10.87	Securities Purchase Agreement dated December 14, 2004, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 20, 2004.

10.88	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Transition Report on Form 10-K filed on March 21, 2005.*

10.89	Stock Ownership Policy for the Company’s Directors and Executive Officers as adopted by the Board of Directors on December 16, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Transition Report on Form 10-K filed on March 21, 2005.*

10.90	Third Amendment dated August 13, 2005 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 17, 2005.*

10.92	Employment letter of agreement dated January 9, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 16, 2006.*

10.93	Non-qualified Stock Option Agreement dated January 30, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 9, 2006.*

10.94	Cortex Pharmaceuticals, Inc. 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed May 11, 2006.*

10.95	Amendment dated May 16, 2006 to the Consulting Agreement dated April 16, 2004 between the Company and Gary D. Tollefson, M.D., Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed May 22, 2006.*

10.96	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*

10.97	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*

10.98	Amendment No. 3, dated April 1, 2006, to the Lease Agreement for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.

10.99	Leave of Absence Agreement dated January 4, 2007 between the Company and Gary A. Rogers, Ph.D.*

Exhibit Number	Description

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (see page S-1).

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

Date: March 15, 2007	By:	/s/ Roger G. Stoll, Ph.D.
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

Signature	Title	Date

/s/ Roger G. Stoll, Ph.D.	Chairman of the Board, President and Chief Executive Officer	March 15, 2007
Roger G. Stoll, Ph.D.
(Principal Executive Officer)

/s/ Maria S. Messinger	Vice President, Chief Financial Officer and Secretary	March 15, 2007
Maria S. Messinger
(Principal Financial and Accounting Officer)

/s/ Robert F. Allnutt	Director	March 15, 2007
Robert F. Allnutt

/s/ John F. Benedik	Director	March 15, 2007
John F. Benedik

/s/ Charles J. Casamento	Director	March 15, 2007
Charles J. Casamento

/s/ Carl W. Cotman, Ph.D.	Director	March 15, 2007
Carl W. Cotman, Ph.D.

/s/ Peter F. Drake, Ph.D.	Director	March 15, 2007
Peter F. Drake, Ph.D.

/s/ M. Ross Johnson, Ph.D.	Director	March 15, 2007
M. Ross Johnson, Ph.D.

/s/ Gary D. Tollefson, M.D., Ph.D.	Director	March 15, 2007
Gary D. Tollefson, M.D., Ph.D.

S - 1

Index to Financial Statements

Page
Reports of Independent Registered Public Accounting Firms	F-2

Balance Sheets — As of December 31, 2006 and December 31, 2005	F-4

Statements of Operations — For the year ended December 31, 2006, 2005 and 2004 (unaudited), six months ended December 31, 2004 and 2003 (unaudited) and the year ended June 30, 2004	F-5

Statements of Stockholders’ Equity (Deficit) —For the period from June 30, 2003 through December 31, 2005	F-6

Statements of Cash Flows — For the years ended December 31, 2006, 2005 and 2004 (unaudited), six months ended December 31, 2004 and 2003 (unaudited) and the year ended June 30, 2004	F-8

Notes to Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Cortex Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Cortex Pharmaceuticals, Inc. (the “Company”) as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and six months ended December 31, 2004. We have also audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cortex Pharmaceuticals, Inc. maintained effective control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Cortex Pharmaceuticals, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortex Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the twelve months ended December 31, 2006 and 2005 and six months ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that Cortex Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Cortex Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

As discussed in Note 1, as of January 1, 2006, the Company changed its method of accounting for stock-based compensation, in accordance with the requirements of Statement of Financial Accounting Standards No. 123R, using a modified prospective application.

/s/ HASKELL & WHITE LLP
Irvine, California
February 27, 2007

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Cortex Pharmaceuticals, Inc.

We have audited the accompanying statements of operations, stockholders’ equity and cash flows of Cortex Pharmaceuticals, Inc. for the year ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, stockholders’ equity and cash flows of Cortex Pharmaceuticals, Inc. for the year ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
San Diego, California
July 27, 2004

Cortex Pharmaceuticals, Inc.

BALANCE SHEETS

	December 31, 2006	December 31, 2005
Assets

Current assets:
Cash and cash equivalents	$1,649,414	$2,062,531
Marketable securities	7,799,281	15,198,384
Accounts receivable	160,088	14,926
Other current assets	364,819	240,535

Total current assets	9,973,602	17,516,376

Furniture, equipment and leasehold improvements, net	427,884	438,841
Other	33,407	33,407

	$10,434,893	$17,988,624

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,413,138	$1,851,906
Accrued wages, salaries and related expenses	347,813	543,243
Unearned licensing revenue	—	125,841
Advance for MCI project	295,468	285,630

Total current liabilities	2,056,419	2,806,620

Other non-current liability	58,050	49,988

Total liabilities	2,114,469	2,856,608

Commitments and Contingencies (Note 7)

Stockholders’ equity (deficit):
Series B convertible preferred stock, $ 0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 75,000,000; shares issued and outstanding: 34,953,021 (December 31, 2006) and 32,794,958 (December 31, 2005)	34,953	32,795
Additional paid-in capital	90,056,734	81,000,213
Deferred compensation	—	(142,000)
Unrealized loss, available for sale marketable securities	(3,205)	(45,735)
Accumulated deficit	(81,789,761)	(65,734,960)

Total stockholders’ equity	8,320,424	15,132,016

	$10,434,893	$17,988,624

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004 (Unaudited)	Six Months ended December 31, 2004	Six Months ended December 31, 2003 (Unaudited)	Year ended June 30, 2004
Revenues:
Research and license revenue	$1,150,608	$2,473,747	$4,075,492	$1,787,747	$4,503,667	$6,791,412
Grant revenue	26,851	103,723	199,701	107,940	89,708	181,469

Total revenues	1,177,459	2,577,470	4,275,193	1,895,687	4,593,375	6,972,881

Operating expenses:
Research and development	13,261,768	11,361,097	8,386,136	5,010,140	2,929,237	6,305,233
General and administrative	4,616,312	3,376,480	2,820,832	1,597,591	1,984,429	3,207,670

Total operating expenses	17,878,080	14,737,577	11,206,968	6,607,731	4,913,666	9,512,903

Loss from operations	(16,700,621)	(12,160,107)	(6,931,775)	(4,712,044)	(320,291)	(2,540,022)
Interest income, net	645,820	637,373	303,311	167,346	13,006	148,971
Change in fair value of common stock warrants	—	(82,991)	394,526	498,456	(3,498,909)	(3,602,839)

Net loss applicable to common stock	$(16,054,801)	$(11,605,725)	$(6,233,938)	$(4,046,242)	$(3,806,194)	$(5,993,890)

Net loss per share, basic and diluted	$(0.47)	$(0.36)	$(0.23)	$(0.14)	$(0.20)	$(0.26)

Shares used in basic and diluted calculation	34,348,941	32,665,016	27,644,032	28,355,202	19,480,020	23,182,179

(A) Operating expenses include the following non-cash stock compensation charges:
Research and development	$1,997,352	$182,572	$213,327	$84,533	$60,164	$188,958
General and administrative	1,233,898	(14,950)	155,125	67,645	829,205	916,685

	$3,231,250	$167,622	$368,452	$152,178	$889,369	$1,105,643

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series B convertible preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Accumulated Other Comprehensive Loss	Accumulated deficit	Total
Balance, June 30, 2003	$21,703	$17,153	$42,629,899	$—	$—	$(44,089,103)	$(1,420,348)
Sale of 3,333,334 shares of common stock, $1.50 per share, net of expenses	—	3,333	4,453,977	—	—	—	4,457,310
Sale of 6,909,091 shares of common stock, $2.75 per share, net of expenses	—	6,909	17,455,098	—	—	—	17,462,007
Issuance of 280,678 shares of common stock upon exercise of stock options	—	281	251,422	—	—	—	251,703
Issuance of 678,229 shares of common stock upon exercise of warrants	—	678	1,058,696	—	—	—	1,059,374
Issuance and vesting of stock options and warrants for consultants	—	—	1,061,644	—	—	—	1,061,644
Non-cash compensation charges for stock options re-priced in 1998	—	—	43,999	—	—	—	43,999
Change in value of warrants issued with sales of common stock	—	—	3,466,668	—	—	—	3,466,668
Amortization of capitalized financing costs	—	—	136,171	—	—	—	136,171
Comprehensive loss
Net loss	—	—	—	—	—	(5,993,890)	(5,993,890)
Unrealized loss on available for sale U.S. Government and other marketable securities	—	—	—	—	(35,670)	—	(35,670)

Comprehensive loss	—	—	—	—	(35,670)	(5,993,890)	(6,029,560)

Balance, June 30, 2004	$21,703	$28,354	$70,557,574	$—	$(35,670)	$(50,082,993)	$20,488,968

Sale of 4,233,333 shares of common stock, $2.66 per share, net of estimated value of warrants issued to investors	—	4,233	6,790,265	—	—	—	6,794,498
Issuance of 313 shares of common stock upon exercise of stock options	—	1	256	—	—	—	257
Issuance of 100,000 shares of restricted stock in connection with an employment agreement	—	100	212,900	(213,000)	—	—	—
Issuance and vesting of stock options and warrants for consultants and other service providers	—	—	384,188	—	—	—	384,188
Amortization of deferred compensation for issued restricted stock	—	—	—	17,750	—	—	17,750
Non-cash compensation charges for stock options re-priced in 1998	—	—	19,674	—	—	—	19,674
Comprehensive loss
Net loss	—	—	—	—	—	(4,046,242)	(4,046,242)
Unrealized loss on available for sale U.S. Government and other marketable securities	—	—	—	—	(12,446)	—	(12,446)

Comprehensive loss	—	—	—	—	(12,446)	(4,046,242)	(4,058,688)

Balance, December 31, 2004	$21,703	$32,688	$77,964,857	$(195,250)	$(48,116)	$(54,129,235)	$23,646,647

Continued…

Cortex Pharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Continued)

	Series B convertible preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Accumulated Other Comprehensive Loss	Accumulated deficit	Total
Balance, December 31, 2004	$21,703	$32,688	$77,964,857	$(195,250)	$(48,116)	$(54,129,235)	$23,646,647
Issuance of 106,322 shares of common stock upon exercise of stock options	—	107	39,763	—	—	—	39,870
Issuance and vesting of stock options and warrants for consultants and other service providers	—	—	161,617	—	—	—	161,617
Amortization of deferred compensation for issued restricted stock	—	—	—	53,250	—	—	53,250
Non-cash compensation charges for options re-priced in 1998	—	—	(47,245)	—	—	—	(47,245)
Change in value of warrants issued with sales of common stock in December 2004	—	—	63,500	—	—	—	63,500
Amortization of capitalized financing costs for sales of common stock in December 2004	—	—	19,491	—	—	—	19,491
Reclassification of estimated value of warrants issued with sales of common stock in December 2004	—	—	3,958,165	—	—	—	3,958,165
Reclassification of unamortized capitalized financing costs for sales of common stock in December 2004	—	—	(1,159,935)	—	—	—	(1,159,935)
Comprehensive loss Net loss	—	—	—	—	—	(11,605,725)	(11,605,725)
Unrealized gain on available for sale U.S. Government and other marketable securities	—	—	—	—	2,381	—	2,381

Comprehensive loss	—	—	—	—	2,381	(11,605,725)	(11,603,344)

Balance, December 31, 2005	$21,703	$32,795	$81,000,213	$(142,000)	$(45,735)	$(65,734,960)	$15,132,016
Issuance of 2,146,563 shares of common stock upon exercise of warrants	—	2,147	5,940,170	—	—	—	5,942,317
Issuance of 61,500 shares of common stock upon exercise of stock options	—	61	27,051	—	—	—	27,112
Vesting of stock options issued to consultants and other service providers	—	—	181,186	—	—	—	181,186
Amortization of deferred compensation for issued restricted stock	—	—	—	53,445	—	—	53,445
Forfeiture of 50,000 shares of restricted stock	—	(50)	(88,505)	88,555	—	—	—
Non-cash stock-based employee compensation charges	—	—	2,996,619	—	—	—	2,996,619
Comprehensive loss Net loss	—	—	—	—	—	(16,054,801)	(16,054,801)
Unrealized loss on available for sale U.S. Government and other marketable securities	—	—	—	—	42,530	—	42,530

Comprehensive loss	—	—	—	—	42,530	(16,054,801)	(16,012,271)

Balance, December 31, 2006	$21,703	$34,953	$90,056,734	$—	$(3,205)	$(81,789,761)	$8,320,424

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004 (Unaudited)	Six months ended December 31, 2004	Six months ended December 31, 2003 (Unaudited)	Year ended June 30, 2004
Cash flows from operating activities:
Net loss applicable to common stock	$(16,054,801)	$(11,605,725)	$(6,233,938)	$(4,046,242)	$(3,806,194)	$(5,993,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110,788	106,484	116,092	55,768	59,424	119,748
Stock option compensation expense	3,231,250	167,622	368,452	152,178	889,369	1,105,643
Amortization of capitalized financing costs	—	19,491	113,474	9,544	32,241	136,171
Change in fair value of common stock warrants	—	63,500	(508,000)	(508,000)	3,466,668	3,466,668
Loss on impairment of fixed assets	—	18,049	—	—	—	—
Changes in operating assets/liabilities:
Restricted cash	—	—	2,713	—	80,698	83,411
Accrued interest on marketable securities	18,961	137,374	123,457	101,946	—	21,511
Accounts receivable	(145,162)	26,812	636,102	90,789	(249,389)	295,924
Other current assets	(124,284)	77,315	641	(49,585)	(107,952)	(57,726)
Accounts payable and accrued expenses	(634,198)	765,586	15,427	89,412	549,083	475,098
Unearned revenue	(117,779)	(224,271)	(389,267)	(186,571)	(1,474,918)	(1,677,614)
Changes in other assets and other liabilities	(8,533)	12,868	9,651	7,732	3,053	4,972

Net cash used in operating activities	(13,723,758)	(10,434,895)	(5,745,196)	(4,283,029)	(557,917)	(2,020,084)

Cash flows from investing activities:
Purchase of marketable securities	(9,480,622)	(19,421,417)	(29,210,174)	(14,342,439)	(600,000)	(15,467,735)
Proceeds from maturities of marketable securities	16,921,665	22,927,846	10,600,000	7,600,000	200,000	3,200,000
Purchase of fixed assets	(99,831)	(181,977)	(260,044)	(179,260)	(9,888)	(90,672)

Net cash provided by (used in) investing activities	7,341,212	3,324,452	(18,870,218)	(6,921,699)	(409,888)	(12,358,407)

Cash flows from financing activities:
Proceeds from issuance of common stock in December 2004 private placement, net	—	(24,211)	10,384,829	10,384,829	—	—
Proceeds from issuance of common stock in January 2004 private placement, net	—	—	17,462,007	—	—	17,462,007
Proceeds from issuance of common stock in August 2003 private placement, net	—	—	(38,419)	—	4,495,729	4,457,310
Proceeds from issuance of common stock upon exercise of warrants	5,942,317	—	984,194	—	75,180	1,059,374
Proceeds from issuance of common stock upon exercise of stock options	27,112	39,870	132,843	257	119,117	251,703

Net cash provided by financing activities	5,969,429	15,659	28,925,454	10,385,086	4,690,026	23,230,394

(Decrease) increase in cash and cash equivalents	(413,117)	(7,094,784)	4,310,040	(819,642)	3,722,221	8,851,903
Cash and cash equivalents, beginning of period	2,062,531	9,157,315	4,847,275	9,976,957	1,125,054	1,125,054

Cash and cash equivalents, end of period	$1,649,414	$2,062,531	$9,157,315	$9,157,315	$4,847,275	$9,976,957

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

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”) that will enable Organon to develop and commercialize the Company’s AMPAKINE® technology for the treatment of schizophrenia and depression (Note 5). In October 2000, the Company entered into a research collaboration agreement and an exclusive license agreement with Les Laboratoires Servier (“Servier”) (Note 4). The agreements, as amended to date, will enable Servier to develop and commercialize select AMPAKINE compounds for the treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases, such as Alzheimer’s disease, and (iii) anxiety disorders. In early December 2006, the Company terminated the research collaboration with Servier. The license agreement with Servier, as amended to date, will continue in full force and effect in accordance with its terms.

From inception through December 31, 2006, the Company has generated only modest operating revenues, the majority of which it derived from its agreements with Servier and Organon, as further described in Notes 4 and 5, respectively. These agreements contributed 98%, 96%, 95%, 94%, 98% and 97% of total revenues for the years ended December 31, 2006, 2005 and 2004, six months ended December 31, 2004 and 2003 and the year ended June 30, 2004, respectively.

Under the agreement with Servier, during the years ended December 31, 2006, 2005 and 2004, six months ended December 31, 2004 and 2003 and year ended June 30, 2004 the Company recorded research and licensing revenues of approximately $1,151,000, $2,474,000, $4,075,000, $1,788,000, $2,504,000 and $4,791,000, respectively. During the same periods, the Company incurred direct and indirect expenses for the Servier research collaboration totaling approximately $992,000, $2,222,000, $2,164,000, $1,082,000, $1,058,000, and $2,139,000, respectively.

Under the agreement with Organon, the Company recorded research and licensing revenues of $2,000,000 for the six months ended December 31, 2003 and the year ended June 30, 2004. There were no research or license revenues under such agreement for the years ended December 31, 2006, 2005 and 2004 or six months ended December 31, 2004. During the same periods the Company incurred no direct or indirect expenses for the Organon research collaboration.

Cortex anticipates that it has sufficient capital, including the net proceeds from its January 2007 offering of common stock and warrants, to maintain its operations into 2008; however, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company likely will need to raise additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all; if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

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

The Company recognized research revenue from its collaboration with Servier (Note 4) as services were performed under the agreement, which included compensation to the Company based upon an annual rate for each full-time equivalent employee that dedicated research to the project. The agreements provided scheduled quarterly payments to the Company in advance of the period during which the services were to be performed. The Company recorded the resultant revenue from the agreements as it performed the contracted research services.

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

In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on Issue 00-21. EITF Issue 00-21 addresses the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Specifically, Issue 00-21 requires the recognition of revenue from milestone payments over the remaining minimum period of performance obligations under such multiple element arrangements. As required, the Company applies the principles of Issue 00-21 to multiple element research and licensing agreements that it enters into or modifies after July 1, 2003.

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

Cortex amortized the revenues from Servier’s $5,000,000 nonrefundable upfront fee ratably over the research phase of the agreement, as amended, which began in December 2000 and ended in early December 2006.

Employee Stock Options and Stock-Based Compensation — Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment,” using a modified prospective application. Earlier periods were not restated. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

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

Given that the Company previously followed APB 25 and SFAS No. 148 in accounting for its employee stock options, the impact of adopting the expense recognition requirements of SFAS 123(R) was significant to the Company’s results of operations, but not its financial position. The Company’s net loss for the years ended December 31, 2006, 2005 and 2004, six months ended December 31, 2004 and 2003 and year ended June 30, 2004 includes approximately $3,050,000, $13,000, $41,000, $35,000, $31,000 and $37,000 of non-cash stock-based employee compensation costs, respectively.

For options granted during the year ended December 31, 2006, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions:

Year ended December 31, 2006
Weighted average risk-free interest rate	4.75%
Dividend yield	0%
Volatility factor of the expected market price of the Company’s common stock	0.86%
Weighted average life	4.3 years

Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted and employee termination rates. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

For the years ended December 31, 2005 and 2004, six months ended December 31, 2004 and 2003 and year ended June 30, 2004, the following pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock plans under the fair value method. The fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for the years ended December 31, 2005 and 2004, six months ended December 31, 2004 and 2003 and year ended June 30, 2004, respectively: weighted average risk-free interest rates of 4.3%, 3.3%, 3.3%, 2.1% and 2.2%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common stock of 82%, 65%, 63%, 106% and 105%; and a weighted average life of 5.3 years, 4.8 years, 4.8 years, 3.8 years and 3.8 years:

	Year ended December 31, 2005	Year ended December 31, 2004 (Unaudited)	Six months ended December 31, 2004	Six months ended December 31, 2003 (Unaudited)	Year ended June 30, 2004
Net loss applicable to common stock, as reported	$(11,605,725)	$(6,233,938)	$(4,046,242)	$(3,806,194)	$(5,993,890)
Stock-based employee compensation expense included in reported net loss	(40,034)	23,274	16,927	30,948	37,295
Total stock-based employee compensation expense determined under fair valuebased method for all options	(1,768,753)	$(1,287,282)	(665,491)	(1,116,369)	(1,857,440)

Pro forma net loss applicable to common stockholders	$(13,414,512)	$(7,497,946)	$(4,694,806)	$(4,819,615)	$(7,814,035)

Basic and diluted net loss per share available to common stockholders, as reported	$(0.36)	$(0.23)	$(0.14)	$(0.20)	$(0.26)
Basic and diluted net loss per share available to common stockholders, pro forma	$(0.41)	$(0.27)	$(0.17)	$(0.25)	$(0.34)

The estimated weighted average fair value of options granted during the years ended December 31, 2006, 2005 and 2004, six months ended December 31, 2004 and 2003 and the year ended June 30, 2004 was $1.26, $1.63, $1.38, $1.38, $1.96 and $1.95, respectively.

As of December 31, 2006, there was approximately $2,541,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of 1.5 years.

The Company continues to follow EITF Issue 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with EITF Issue 96-18, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. The Company’s net loss for the years ended December 31, 2006, 2005 and 2004, six months ended December 31, 2004 and 2003 and year ended June 30, 2004, includes expenses of approximately $181,000, $154,000, $327,000, $118,000, $858,000 and $1,068,000, respectively, for non-cash stock-based compensation for options issued to consultants and other non-employees.

The Company issues new shares to satisfy stock option and warrant exercises. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, six months ended December 31,

2004 and 2003 and year ended June 30, 2004 was approximately $95,400, $215,200, $201,000, $400, $195,000 and $395,500, respectively. The effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

In March 2000, the FASB issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25” (“FIN 44” or “the Interpretation”). As required, the Company adopted the Interpretation on July 1, 2000. The Interpretation required that stock options that have been modified to reduce the exercise price be accounted for as variable. Prior to release of FIN 44, in December 1998 the Company re-priced previously issued stock options to purchase approximately 970,000 shares of common stock to a price of $0.375 per share, which represented the fair market value of the common stock on the date of the re-pricing. By adopting the Interpretation, the Company applied variable accounting for these options until such options were exercised or forfeited.

Of the options re-priced in December 1998, as of December 31, 2005 options to purchase 129,597 remained outstanding. The variable accounting treatment for these options under FIN 44 was not applied beyond December 31, 2005, when the Company adopted SFAS No. 123(R), as discussed above. Additionally, given that all of the re-priced options outstanding as of December 31, 2005 were vested and exercisable, these options were not subject to the requirements of SFAS No. 123(R). Consequently, the accounting for the re-priced options did not impact results of operations beyond December 31, 2005.

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

As of December 31, 2006, the Company has reserved approximately 18 million shares of common stock for issuance upon exercise of outstanding stock options and stock purchase warrants, as well as for conversion of the Company’s Series B preferred stock, as further described in Note 3. The effect of the potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

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

Note 2 — Detail of Selected Balance Sheet Accounts

The following is a summary of marketable securities as of December 31, 2006:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate obligations	$2,370,629	$15	$(1,651)	$2,368,993
Mortgage backed government securities	2,396,121	—	(1,194)	2,394,927
Other asset and mortgage backed securities	3,035,736	477	(852)	3,035,361

Total marketable securities	$7,802,486	$492	$(3,697)	$7,799,281

The amortized cost and estimated fair value of available-for-sale marketable securities as of December 31, 2006, by contractual maturity, are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Maturities
Within one year	$4,808,325	$—	$(2,846)	$4,805,479
After one year through five years	2,994,161	492	(851)	2,993,802

Total marketable securities	$7,802,486	$492	$(3,697)	$7,799,281

The following is a summary of marketable securities as of December 31, 2005:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate obligations	$4,882,927	$45	$(16,496)	$4,866,476
U.S. Government obligations	499,112	—	(2,782)	496,330
Mortgage backed government securities	3,850,466	—	(19,196)	3,831,270
Other asset and mortgage backed securities	6,011,614	2,449	(9,755)	6,004,308

Total marketable securities	$15,244,119	$2,494	$(48,229)	$15,198,384

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

Gross realized gains and losses on sales of marketable securities were not significant in the years ended December 31, 2006, 2005 and 2004, six months ended December 31, 2004 and 2003, or the fiscal year ended June 30, 2004. The Company manages risk on its investment portfolio by matching scheduled investment maturities with its cash requirements.

Furniture, equipment and leasehold improvements consist of the following:

	December 31,
	2006	2005
Laboratory equipment	$1,652,330	$1,627,899
Leasehold improvements	751,280	729,186
Furniture and equipment	169,734	167,089
Computers and software	379,067	331,422

	2,952,411	2,855,596
Accumulated depreciation	(2,524,527)	(2,416,755)

	$427,884	$438,841

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

Series B Preferred outstanding as of December 31, 2006 and 2005 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, subject to adjustment under certain circumstances. As of December 31, 2006, the remaining shares of Series B Preferred outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred at a price of $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days’ prior notice.

Common Stock and Common Stock Purchase Warrants

On August 21, 2003, the Company issued 3,333,334 shares of common stock to accredited investors in a private placement transaction for $1.50 per share, providing gross proceeds of $5,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $4,500,000. In connection with the transaction, the Company also issued five-year warrants to the investors to purchase up to an additional 3,333,334 shares of the Company’s common stock at an exercise price of $2.55 per share. During the year ended December 31, 2006, warrants to purchase 1,110,002 common shares were exercised, resulting in proceeds of approximately $2,830,000. As of December 31, 2006, warrants to purchase 1,883,335 shares of common stock remained outstanding.

In connection with the August 2003 private placement, the Company also issued warrants to two placement agents to purchase 30,000 and 83,061 shares of the Company’s common stock, respectively. The warrant to purchase 30,000 shares of the Company’s common stock has an exercise price of $1.50 per share and a five-year term. The warrant to purchase 83,061 shares of the Company’s common stock has an exercise price of $2.71 per share and a three-year term. Of the warrants issued to the placement agents, during the year ended December 31, 2006, warrants to purchase 85,061 common shares were exercised, providing proceeds of approximately $228,000. As of December 31, 2006, of the warrants issued to the placement agents, warrants to purchase 1,000 shares of common stock remained outstanding. All of the warrants issued in the August 2003 transaction provide a call right in favor to the Company to the extent that the price per share of the Company’s common stock exceeds $6.00 per share for 13 consecutive trading days, subject to certain circumstances.

On January 7, 2004, the Company issued 6,909,091 shares of common stock to accredited investors in a private placement transaction for $2.75 per share, resulting in gross proceeds of $19,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $17,500,000. In connection with the January 2004 transaction, the Company issued five-year warrants to the investors to purchase up to 4,490,910 shares of the Company’s common stock at an exercise price of $3.25 per share. The Company also issued two additional warrants to purchase 54,750 and 272,959 shares of the Company’s common stock, respectively, to two placement agents. The warrant to purchase 54,750 shares of the Company’s common stock has an exercise price of $2.75 per share and a five-year term. The warrant to purchase 272,959 shares of the Company’s common stock has an exercise price of $3.48 per share and a three-year term. Of the warrants issued to the private placement investors, during the year ended December 31, 2006, warrants to purchase 521,773 shares of common stock were exercised, resulting in proceeds of approximately $1,696,000. Of the warrants issued to the placement agents for the transaction, during the year ended December 31, 2006, warrants to purchase 50,750 shares of common stock were exercised, resulting in proceeds of approximately $140,000. As of December 31, 2006, of the warrants issued to investors in the private placement, warrants to purchase 3,969,137 shares of common stock remained outstanding. Of the warrants issued to the placement agents in the transaction, as of December 31, 2006 warrants to purchase 276,959 shares of common stock remained outstanding, of which 272,959 warrants expired unexercised in January 2007. All of the warrants issued in the January 2004 transaction provide a call right in favor to the Company to the extent that the price per share of the Company’s common stock exceeds $7.50 per share for 13 consecutive trading days, subject to certain circumstances.

On December 14, 2004, the Company issued 4,233,333 shares of common stock to accredited investors in a private placement transaction for $2.66 per share, resulting in gross proceeds of $11,260,663. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $10,400,000. In connection with the December 2004 transaction, the Company issued five-year warrants to the investors to purchase up to 2,116,666 shares of the Company’ common stock at an exercise price of $3.00 per share. The Company also issued three-year warrants to purchase 164,289 shares of the Company’s common stock at an exercise price of $3.43 per share to the placement agent for the transaction. During the year ended December 31, 2006, warrants to purchase 340,977 shares of common stock were exercised by the private placement investors, resulting in proceeds of approximately $1,023,000. As of December 31, 2006, warrants to purchase 1,939,978 shares of common stock remained outstanding, including all of the warrants issued to the placement agent. All of the warrants issued in the December 2004 transaction provide a call right in favor to the Company to the extent that the price per share of the Company’s common stock exceeds $7.50 per share for 13 consecutive trading days, subject to certain circumstances.

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

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF No. 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that companies that enter into agreements to register securities will be required to recognize a liability if a payment to investors for failing to fulfill the agreement is probable and can be reasonably estimated. This accounting differs from the guidance in EITF 00-19, which required a liability to be recognized and measured at fair value, regardless of probability.

EITF No. 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified after the date of issuance of this FSP. For the Company’s registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, the guidance will be effective beginning January 1, 2007.

Transition to EITF 00-19-2 is to be achieved by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of retained earnings. For purposes of measuring the cumulative-effect adjustment related to the recognition of a contingent liability, the Company will evaluate whether the transfer of consideration under its registration payment arrangements is probable and can be reasonably estimated as of the January 1, 2007 adoption date. Given that the Company does not deem the transfer of consideration under its existing registration payments arrangements as probable as of December 31, 2006, the Company does not anticipate recording a cumulative-effect adjustment in connection with the adoption of this FSP.

In connection with an employment agreement with an executive officer, in August 2004 the Company issued 100,000 restricted shares of its common stock (“Restricted Shares”). The Restricted Shares were scheduled to vest in equal installments over a four-year period from the date of issuance and were subject to forfeiture in the event that employment of the executive officer terminated before the applicable vesting dates. The fair market value of the Restricted Shares as of the issuance date, or $213,000, was recorded as deferred compensation and related expense was being amortized over the vesting period. As of December 31, 2005, 25,000 Restricted Shares had vested with a fair value of approximately $62,000 and 75,000 Restricted Shares remained unvested. When the executive officer resigned from the Company during the year ended December 31, 2006, another 25,000 Restricted Shares had vested with a fair value of $76,000 and 50,000 Restricted Shares were forfeited. In connection with the resignation, in December 2006 the unamortized balance of deferred compensation of approximately $89,000 was reclassified into additional paid-in capital. No additional Restricted Shares were granted during the years ended December 31, 2005 or 2006.

In connection with the engagement of a consultant for capital raising purposes, in December 2002 the Company issued a five-year warrant to purchase 200,000 shares of common stock at an exercise price of $0.67 per share. This warrant became exercisable during the fiscal year ended June 30, 2004 and the Company recorded non-cash expense of approximately $660,000. Warrants to purchase a total of 162,000 shares of the Company’s common stock were exercised during the fiscal year ended June 30, 2004, resulting in proceeds of approximately $109,000. The remaining warrants to purchase a total of 38,000 shares of the Company’s common stock were exercised during the fiscal year ended December 31, 2006, resulting in proceeds of approximately $25,000.

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

As of December 31, 2006, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred; 8,311,409 shares for issuance upon exercise of warrants; 9,767,156 shares for issuance upon exercise of outstanding stock options; and 326,549 shares for issuance upon exercise of stock options available for future grant.

Warrant transactions by the Company for the year ended June 30, 2004, the six-month period ended December 31, 2004 and the years ended December 31, 2005 and 2006 are summarized below:

	Number of shares	Weighted average exercise price per share
Outstanding as of June 30, 2003	516,000	$1.03
Issued	8,313,014	2.96
Exercised	(733,997)	1.64
Expired	—	—

Outstanding as of June 30, 2004	8,095,017	$2.96
Issued	2,304,955	3.02
Exercised	—	—
Expired	—	—

Outstanding as of December 31, 2004	10,399,972	$2.97
Issued	108,000	2.75
Exercised	—	—
Expired	(50,000)	3.02

Outstanding as of December 31, 2005	10,457,972	$2.97
Issued	—	—
Exercised	(2,146,563)	2.77
Expired	—	—

Outstanding as of December 31, 2006	8,311,409	$3.02

Information regarding warrants outstanding at December 31, 2006 is as follows:

Range of exercise prices	Number outstanding and exercisable at December 31, 2006	Weighted average remaining contractual life	Weighted average exercise price
$ 0.72 - 0.80	53,000	1.1 years	$0.79
1.50 - 2.19	25,000	1.9 years	1.96
2.27 - 3.25	7,780,161	2.2 years	3.01
3.43 - 4.29	453,248	0.4 years	3.47

	8,311,409

Stock Option and Stock Purchase Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”), which terminated pursuant to its terms on October 25, 2006, provided for the granting of options and rights to purchase up to an aggregate of 10,213,474 shares of the Company’s authorized but unissued common stock to qualified employees, officers, directors, consultants and other service providers. Options previously granted under the 1996 Plan generally vest over a three-year period, although some options granted to officers included more accelerated vesting. Options previously granted under the 1996 Plan generally expire ten years from the date of grant, but some options granted to consultants expire five years from the date of grant.

On March 30, 2006, the Company’s Board of Directors approved the 2006 Stock Incentive Plan (the “2006 Plan”), which subsequently was approved by the Company’s stockholders on May 10, 2006. Since the approval of the 2006 Plan, no further options have been or will be granted under the 1996 Plan. The 2006 Plan provides for the granting of options and rights to purchase up to an aggregate of 1,863,799 shares of the Company’s authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganization) to qualified employees, officers, directors, consultants and other service providers.

Under the 2006 Plan, the Company may issue a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, nonqualified stock options, restricted stock grants, stock appreciation rights, stock payment awards, restricted stock units and dividend equivalents. The exercise price of stock options offered under the 2006 Plan must be at least 100% of the fair market value of the common stock on the date of grant. If the person to whom an incentive stock option is granted is a 10% stockholder of the Company on the date of grant, the exercise price per share shall not be less than 110% of the fair market value on the date of grant. Vesting and expiration provisions for options granted under the 2006 Plan are similar to those under the 1996 Plan.

Subject to any restrictions under federal or securities laws, the Chief Executive Officer may award stock options to new non executive-officer employees and consultants, with a market value at the time of hire equivalent to up to one time the employee’s annual salary or consultant’s anticipated consulting fees. The Chief Executive Officer shall have the discretion to increase or decrease such awards based on market and recruiting factors subject to a limit per person of options to purchase 50,000 shares. Additionally, on an annual basis, the Chief Executive Officer may grant continuing employees and consultants, based upon performance and objectives, a stock option for that number of shares up to 40% of the employee’s annual salary or the consultant’s fees, but not to exceed 50,000 shares per person per year. Any option grant exceeding 50,000 shares per person per year requires approval by the Compensation Committee of the Board of Directors. These options shall be granted with an exercise price equal to the fair market value of the Company’s common stock on the date of issuance, have a ten-year term, vest annually over a three-year period from the dates of grant and have other terms consistent with the 2006 Plan.

Prior to 2006, each non-employee director (other than those who serve on the Board of Directors to oversee an investment in the Company) was automatically granted options to purchase 30,000 shares of common stock upon commencement of service as a director and additional options to purchase 25,000 shares of common stock on the date of the Annual Meeting of Stockholders. However, due to a change in the Company’s fiscal year from June 30 to December 31 and the timing of the Annual Meeting of Stockholders, these automatic grants were made at the Annual Meeting of Stockholders in December 2005, but not at the Annual Meeting of Stockholders in May 2006. There were no option grants to the non-employee directors during 2006. Subsequent to December 31, 2006, the date for the automatic annual grant of options to purchase 25,000 shares of common stock was changed to the date of the first meeting of the Board of Directors for the relative calendar year. Stock option issuances to non-employee directors who serve on the Board of Directors to oversee an investment in the Company are determined separately. The nonqualified options to non-employee directors have an exercise price equal to 100% of the fair market value of the common stock on the date of grant, have a ten-year term and vest in equal increments of 33% on the anniversary dates of the dates of grant.

As of December 31, 2006, options to purchase an aggregate of 6,207,243 shares of common stock were exercisable under the Company’s stock option plans. During the years ended December 31, 2006 and 2005, six-month period ended December 31, 2004 and the year ended June 30, 2004 the Company did not issue options to purchase shares of common stock with exercise prices below the fair market value of the common stock on the dates of grant.

Stock option transactions under the Company’s stock option plan for the year ended June 30, 2004, the six-month period ended December 31, 2004 and the years ended December 31, 2005 and 2006 are summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, June 30, 2003	3,657,724	$1.29
Granted	1,536,527	2.76
Exercised	(280,678)	0.90
Expired	(4,000)	0.38
Forfeited	(120,491)	1.96

Balance, June 30, 2004	4,789,082	$1.77
Granted	1,754,275	2.58
Exercised	(100,313)	2.12
Forfeited	(6,501)	2.00

Balance, December 31, 2004	6,436,543	$1.97
Granted	1,391,500	2.35
Exercised	(106,322)	0.38
Expired	(12,000)	0.73
Forfeited	(165,000)	2.55

Balance, December 31, 2005	7,544,721	$2.05
Granted	2,532,267	1.98
Exercised	(61,500)	0.44
Expired	(5,000)	0.38
Forfeited	(243,332)	2.26

Balance, December 31, 2006	9,767,156	$2.04	7.3 years	$1,054,504

Exercisable, December 31, 2006	6,207,243	$2.03	6.2 years	$1,038,837

As of December 31, 2006, options available for future grant under the 2006 Stock Incentive Plan amounted to 326,549.

Information regarding stock options outstanding at December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at December 31, 2006	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2006	Weighted average exercise price
$ 0.38 - $ 0.78	1,766,594	4.9 years	$ 0.71	1,733,260	$ 0.71
0.80 - 1.30	1,805,187	8.8 years	1.23	298,187	0.91
1.56 - 2.35	1,948,345	8.1 years	2.27	1,063,506	2.21
2.38 - 2.74	1,425,877	7.4 years	2.68	1,021,387	2.68
2.74 - 2.84	1,448,825	6.6 years	2.76	1,423,825	2.76
2.84 - 4.44	1,372,328	7.9 years	3.06	667,078	3.13

	9,767,156	7.3 years	2.04	6,207,243	2.03

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

The Company has 35,000 shares of Series A Junior Participating Preferred Stock authorized (35,000,000 Units), of which no shares or Units are issued or outstanding at December 31, 2006. Each Unit would entitle the holder to (A) one vote, voting together with the shares of common stock; (B) in the event that the Company’s assets are liquidated, a payment of $1.00 or an amount equal to the payment to be distributed per share of common stock, whichever is greater; and (C) in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, a payment in the amount equal to the payment received per share of common stock. The number of Rights per share of common stock, and the purchase price, are subject to adjustment in the event of each and any stock split, stock dividend or similar event.

Note 4 — Research and License Agreement with Les Laboratoires Servier

In October 2000, the Company entered into a research collaboration agreement and an exclusive license agreement with Les Laboratoires Servier. The agreements will allow Servier to develop and commercialize select AMPAKINE compounds for the treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Amyotrophic Lateral Sclerosis. In early December 2006, the Company terminated the research collaboration with Servier. However, the exclusive license agreement with Servier, as amended to date, will continue in full force and effect in accordance with its terms. The territory covered by the exclusive license excludes North America, allowing Cortex to retain commercialization rights in its domestic market. The territory covered by the exclusive license agreement also excludes South America (except Argentina, Brazil and Venezuela), Australia and New Zealand.

In connection with the agreements, Servier paid Cortex a nonrefundable, up-front payment of $5,000,000. The upfront payment was amortized as revenue over the research support period, as extended by the amendments entered into in October 2002 and December 2003. The October 2000 agreements included research support through early December 2006, subject to Cortex providing agreed-upon levels of research. The amount of support was subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index. During the year ended December 31, 2006, the maximum annual support from the October 2000 agreements, as amended to date, was approximately $2,298,000. The agreements also include milestone payments based upon clinical development and royalty payments on sales in licensed territories.

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

As the funding from the Institute must be used solely for the clinical trials conducted with the Company’s partner Servier, in MCI patients, Cortex recorded the amounts received as restricted cash in the Company’s balance sheet. Provided that Cortex complies with the conditions of the funding agreement, repayment of the advance shall be forgiven unless Cortex enters one of its AMPAKINE compounds into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include the principal amount plus accrued interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the outstanding principal balance and any accrued interest thereon as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances. Included in the balance sheet is accrued principle and interest of $295,468 and $285,630 and at December 31, 2006 and 2005, respectively.

Note 7 — Commitments

The Company leases its offices and research laboratories under an operating lease that expires May 31, 2009. Rent expense under this lease for the years ended December 31, 2006, 2005 and 2004, six months ended December 31, 2004 and 2003 and year ended June 30, 2004 was approximately $516,000, $504,000, $405,000, $243,000, $167,000 and $329,000, respectively. Commitments under the lease for the years ending December 31, 2007, 2008 and 2009 are approximately $532,000, $555,000 and $298,000, respectively.

As of December 31, 2006, the Company has employment agreements with two of its executive officers, which agreements expire in May 2007 and August 2008. The agreements involve annual salary payments approximating $590,000 and provide for bonuses under certain circumstances.

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

Commitments for preclinical and clinical studies amount to approximately $2,600,000. Separately, commitments under sponsored research agreements for services to be rendered for the year ending December 31, 2007 approximated $518,000.

The Company has entered agreements with an academic institution that provide the Company exclusive rights to certain of the technologies that the Company is developing. Under the terms of the agreements, the Company is committed to royalty payments. These payments include minimum annual royalties of approximately $70,000 for the year ended December 31, 2006 and for each year thereafter for the remaining life of the patents covering the subject technologies, with September 2017 the date of the last to expire related patent. The agreements commit the Company to spend a minimum of $250,000 per year to advance the AMPAKINE compounds until the Company begins marketing an AMPAKINE compound. The agreements also commit the Company to pay up to an additional $875,000 upon achievement of certain clinical testing and regulatory approval milestones, and to remit a portion of certain remuneration received in connection with sublicensing agreements.

Note 8 — Related Party Transactions

During the years ended December 31, 2006, 2005 and 2004, six months ended December 31, 2004 and 2003 and year ended June 30, 2004, the Company paid scientific and other consulting fees to directors and/or stockholders aggregating approximately $174,000, $196,000, $199,000, $101,000, $26,500 and $58,800, respectively. Under certain circumstances, the Company is obligated to make royalty payments to certain of its scientific consultants, some of whom are stockholders, and to one employee, upon successful commercialization of certain of its products by the Company or its licensees.

Note 9 — Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of December 31, 2006, the Company had federal and California tax net operating loss carryforwards of approximately $64,500,000 and $41,700,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California franchise tax purposes. The federal and California net operating loss carryforwards will expire at various dates from 2007 through 2026. The Company also has federal and California research and development tax credit carryforwards totaling approximately $1,500,000 and $700,000, respectively. The federal research and development tax credit carryforwards will expire at various dates from 2007 through 2026. The California research and development tax credit carryforward does not expire and will carryforward indefinitely until utilized.

The Company’s effective tax rate is different from the federal statutory rate of 35% due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company may have had a change in control under these Sections. However, the Company does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss and tax credit carryforwards until the time that it projects it will be able to utilize these tax attributes.

Significant components of the Company’s deferred tax assets as of December 31, 2006 and December 31, 2005 are shown below. A valuation allowance of $30,060,000 as of December 31, 2006 has been established against the Company’s deferred tax assets as realization of such assets is uncertain. The increase in the valuation allowance of $6,442,000 from December 31, 2005 to December 31, 2006 relates primarily to continuing net operating losses.

Deferred tax assets consist of the following:

	December 31, 2006	December 31, 2005

Net operating loss carryforwards	$24,976,000	$20,849,000
Research and development credits	1,913,000	1,262,000
Capitalized research and development costs	1,050,000	564,000
Unearned revenue	0	55,000
Non-cash stock-based compensation	1,769,000	551,000
Depreciation	157,000	90,000
Other, net	195,000	247,000

Net deferred tax assets	30,060,000	23,618,000
Valuation allowance for deferred tax assets	(30,060,000)	(23,618,000)

Total deferred tax assets	$—	$—

In June 2006, The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with Interpretation No. 48 involves determining whether it is more likely than not that a tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. If a tax position does not meet the more-likely-than-not recognition threshold, the financial statements do not recognize a benefit for that position.

As required, the Company will adopt Interpretation No. 48 during the quarter ended March 31, 2007. The Company does not anticipate that adoption will result in a material impact to its results of operations or its financial condition.

Note 10 — Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2006 and 2005, respectively is as follows:

	Three Months Ended March 31, 2006	Three Months Ended June 30, 2006	Three Months Ended September 30, 2006	Three Months Ended December 31, 2006
2006 Quarters
Total revenues	$230,882	$231,734	$401,570	$313,273
Total costs and expenses	4,940,859	4,820,064	4,205,874	3,911,283
Loss from operations	(4,709,977)	(4,588,330)	(3,804,304)	(3,598,010)
Net loss	$(4,559,542)	$(4,398,095)	$(3,634,723)	$(3,462,441)
Basic and diluted loss per share	$(0.14)	$(0.13)	$(0.10)	$(0.10)

	Three Months Ended March 31, 2005	Three Months Ended June 30, 2005	Three Months Ended September 30, 2005	Three Months Ended December 31, 2005
2005 Quarters
Total revenues	$699,158	$647,023	$625,122	$606,167
Total costs and expenses	3,424,789	3,489,377	3,317,172	4,506,239
Loss from operations	(2,725,631)	(2,842,354)	(2,692,050)	(3,900,072)
Change in fair value of common stock warrants	(82,991)	—	—	—
Net loss	$(2,647,862)	$(2,688,816)	$(2,530,052)	$(3,738,995)
Basic and diluted loss per share	$(0.08)	$(0.08)	$(0.08)	$(0.11)

Note 11 — Subsequent Events

In January 2007, the Company completed a registered direct public offering with several institutional investors for shares of its common stock and warrants to purchase common stock for an aggregate purchase price of approximately $5,624,000. Net proceeds from the offering were approximately $5,050,000. Under the terms of the transaction, the Company sold an aggregate of 5,021,427 shares of its common stock and warrants to purchase 3,263,927 shares of common stock. The warrants have an exercise price of $1.66 per share and, subject to the terms therein, will be exercisable at any time after July 22, 2007 and on or before January 21, 2012. The warrants are subject to a call provision in favor of the Company to the extent that the closing price of its common stock exceeds $3.35 for any 13 consecutive trading-day period. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $5,418,000 of additional capital.

Cortex Pharmaceuticals, Inc.

Annual Report on Form 10-K

Year ended December 31, 2006

Exhibit Index

Exhibit Number	Description	Sequentially Numbered Page

3.1	Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment of June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, by Certificate of Designation filed June 4, 1997, by Certificate of Amendment of Restated Certificate of Incorporation filed December 21, 1998, and by Certificate of Designation filed February 11, 2002, incorporated by reference to the same numbered Exhibit of the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002, as further amended by Certificate of Amendment of Restated Certificate of Incorporation filed December 15, 2003, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004.	—

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.	—

3.4	Certificate of Amendment of Restated Certificate of Incorporation filed March 2, 2006, Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2006.	—

4.1	Rights Agreement, dated as of February 8, 2002, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan, incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.

4.2	Placement Agency Agreement, dated January 16, 2007, by and between Cortex Pharmaceuticals, Inc. and Roth Capital Partners, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant to be issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed January 19, 2007.	—

10.2	Consulting Agreement, dated October 30, 1987, between the Company and Carl W. Cotman, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.*	—

10.3	Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.*	—

10.19	License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	—

EXH - 1

Exhibit Number	Description	Sequentially Numbered Page

10.31	License Agreement dated June 25, 1993, as amended, between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

10.44	Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed May 16, 1994.	—

10.49	Settlement Agreement between the Company and Alkermes, Inc., dated October 5, 1995, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 13, 1995. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s Application requesting confidential treatment under Rule 406 of the Securities Act of 1933).	—

10.60	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.*	—

10.64	Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to the same numbered Exhibit to the Company’s quarterly report on Form 10-QSB as filed on February 16, 1999. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24-b2 of the Securities Exchange Act of 1934.)	—

10.65	Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.	—

10.67	Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Ruled 24b-2 of the Securities Act of 1934).	—

10.69	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 10-QSB filed February 12, 2001.*

10.70	Severance agreement dated October 26, 2000, between the Company and Maria S.Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.*

10.71	Employment agreement dated June 5, 1995 between the Company and Gary A. Rogers, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.*

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.	—

10.74	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q, as filed on November 14, 2002.*	—

10.75	Securities Purchase Agreement dated August 21, 2003, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed August 22, 2003.	—

10.76	First Amendment dated August 8, 2003 to the employment agreement between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed September 19, 2003.*	—

EXH - 2

Exhibit Number	Description	Sequentially Numbered Page

10.77	Amendment dated December 16, 2003 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

10.78	Securities Purchase Agreement dated January 7, 2004, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed January 9, 2004.	—

10.79	Amendment No. 2 to the Lease Agreement for the Company’s facilities in Irvine, California, dated March 9, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.	—

10.80	Form of Incentive/Nonqualified Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*	—

10.81	Form of Restricted Stock Award under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*	—

10.82	Amendment dated January 1, 2004 to the employment agreement dated May 17, 2000 between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*	—

10.83	Amendment dated January 1, 2004 to the employment agreement dated June 5, 1995 between the Company and Gary A. Rogers, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*	—

10.84	Consulting Agreement dated April 16, 2004 between the Company and Gary D. Tollefson, M.D., Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*	—

10.86	Second Amendment dated November 10, 2004 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*	—

10.87	Securities Purchase Agreement dated December 14, 2004, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 20, 2004.	—

10.88	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 21, 2005.*	—

10.89	Stock Ownership Policy for the Company’s Directors and Executive Officers as adopted by the Company’s Board of Directors on December 16, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 21, 2005.*	—

10.90	Third Amendment dated August 13, 2005 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 17, 2005.*	—

10.92	Employment letter of agreement dated January 9, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 16, 2006.*	—

10.93	Non-qualified Stock Option Agreement dated January 9, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 9, 2006.*	—

EXH - 3

Exhibit Number	Description	Sequentially Numbered Page

10.94	Cortex Pharmaceuticals, Inc. 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed May 11, 2006.*	—

10.95	Amendment dated May 16, 2006 to the Consulting Agreement dated April 16, 2004 between the Company and Gary D. Tollefson, M.D., Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed May 22, 2006.*	—

10.96	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*	—

10.97	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s 2006 Stock Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*	—

10.98	Amendment No. 3, dated April 1, 2006, to the Lease Agreement for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.	—

10.99	Leave of Absence Agreement dated January 4, 2007 between the Company and Gary A. Rogers, Ph.D.*	—

21	Subsidiaries of the Registrant.	—

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	—

23.2	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.	—

24	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K.	—

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

*	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

EXH - 4