Form 10-Q
period 2007-03-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2007-05-10
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-16467

Cortex Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0303583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

40,013,948 shares of Common Stock as of May 8, 2007

CORTEX PHARMACEUTICALS, INC.

Items 1-5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited) March 31, 2007	(Note) December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$2,948,308	$1,649,414
Marketable securities	8,111,948	7,799,281
Accounts receivable	—	160,088
Other current assets	340,141	364,819

Total current assets	11,400,397	9,973,602

Furniture, equipment and leasehold improvements, net	420,333	427,884
Other	33,407	33,407

	$11,854,137	$10,434,893

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$945,476	$1,413,138
Accrued wages, salaries and related expenses	346,864	347,813
Advance for MCI project	298,018	295,468

Total current liabilities	1,590,358	2,056,419
Deferred rent	58,051	58,050

Total liabilities	1,648,409	2,114,469

Stockholders’ equity:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 75,000,000; shares issued and outstanding: 40,012,448 (March 31, 2007) and 34,953,021 (December 31, 2006)	40,012	34,953
Additional paid-in capital	95,813,761	90,056,734
Unrealized gain (loss), available for sale marketable securities	4,079	(3,205)
Accumulated deficit	(85,673,827)	(81,789,761)

Total stockholders’ equity	10,205,728	8,320,424

	$11,854,137	$10,434,893

See accompanying notes.

Note: The balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues:
Research and license revenue	$—	$214,721
Grant revenue	—	16,161

Total revenues	—	230,882

Operating expenses (A):
Research and development expenses	2,991,656	3,465,399
General and administrative expenses	1,035,262	1,475,460

Total operating expenses	4,026,918	4,940,859

Loss from operations	(4,026,918)	(4,709,977)
Interest, net	142,852	150,435

Net loss	$(3,884,066)	$(4,559,542)

Basic and diluted net loss per share:	$(0.10)	$(0.14)

Shares used in calculating per share amounts
Basic and diluted	38,269,756	32,834,773

(A) Operating expenses include the following non-cash stock compensation charges:
Research and development	$459,443	$741,868
General and administrative	193,633	552,015

	$653,076	$1,293,883

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,884,066)	$(4,559,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,195	23,581
Stock option compensation expense	653,076	1,293,883
Changes in operating assets/liabilities:
Accrued interest on marketable securities	(3,353)	13,783
Accounts receivable	160,088	(3,661)
Other current assets	24,678	2,300
Accounts payable and accrued expenses	(468,611)	(873,092)
Unearned revenue	—	364,519
Advance for MCI project and other	2,910	(1,884)

Net cash used in operating activities	(3,487,083)	(3,740,113)

Cash flows from investing activities:
Purchase of marketable securities	(3,696,484)	(1,922,203)
Proceeds from sales and maturities of marketable securities	3,394,094	4,503,457
Purchase of fixed assets	(20,644)	(35,889)

Net cash (used in) provided by investing activities	(323,034)	2,545,365

Cash flows from financing activities:
Proceeds from issuance of common stock in January 2007 registered direct offering, net	5,080,301	—
Proceeds from issuance of common stock upon exercise of warrants and stock options	28,710	5,719,096

Net cash provided by financing activities	5,109,011	5,719,096

Increase in cash and cash equivalents	1,298,894	4,524,348
Cash and cash equivalents, beginning of period	1,649,414	2,062,531

Cash and cash equivalents, end of period	$2,948,308	$6,586,879

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In January 1999, Cortex Pharmaceuticals, Inc. (“Cortex” or the “Company”) entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”). The agreement will enable Organon to develop and commercialize the Company’s AMPAKINE® technology for the treatment of schizophrenia and depression.

In October 2000, the Company entered into a research collaboration agreement and a license agreement with Les Laboratoires Servier (“Servier”), covering defined territories. The agreements, as amended to date, will enable Servier to develop and commercialize up to three AMPAKINE compounds developed during the research collaboration period for the treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Amyotrophic Lateral Sclerosis. At the request of Cortex, the research collaboration with Servier ended in early December 2006 (Note 2). The Company has recovered the rights to use other AMPAKINE compounds for the treatment of the above indications for worldwide markets.

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

During 2006, the Company recognized research revenue from its collaboration with Servier (Note 2) as services were performed under the collaboration agreement. The Company recorded grant revenues as the expenses related to the grant projects were incurred. All amounts received under collaborative research agreements or research grants are nonrefundable, regardless of the success of the underlying research.

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

Employee Stock Options and Stock-based Compensation

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) provides for a variety of equity vehicles to allow flexibility in implementing equity awards, including incentive stock options, nonqualified stock options, restricted stock grants, stock appreciation rights, stock payment awards, restricted stock units and dividend equivalents to qualified employees, officers, directors, consultants and other service providers. The exercise price of stock options offered under the 2006 Plan must be at least 100% of the fair market value of the common stock on the date of grant. If the person to whom an incentive stock option is granted is a 10% stockholder of the Company on the date of grant, the exercise price per share shall not be less than 110% of the fair market value on the date of grant. Options granted generally vest over a three-year period, although options granted to officers may include more accelerated vesting. Options generally expire ten years from the date of grant, but options granted to consultants may expire five years from the date of grant.

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

For options granted during the three months ended March 31, 2007 and 2006, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions:

	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Weighted average risk-free interest rate	4.5%	4.8%
Dividend yield	0%	0%
Volatility factor of the expected market price of the Company’s common stock	90%	82%
Weighted average life	4.7 years	3.8 years

Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted and employee termination rates. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of option activity for the three months ended March 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2006	9,767,156	$2.04
Granted	420,000	$1.26
Exercised	(38,000)	$0.76
Forfeited	(83,332)	$2.32
Expired	(321,668)	$2.18

Balance, March 31, 2007	9,744,156	$2.00	7.2 years	$5,022,192
Exercisable, March 31, 2007	6,177,576	$2.07	6.0 years	$3,169,737

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 was $0.92 and $1.79, respectively.

As of March 31, 2007, there was approximately $2,317,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of 1.4 years.

The Company continues to follow EITF Issue 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with EITF Issue 96-18, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. The Company’s net loss for the three months ended March 31, 2007 and 2006 includes approximately $79,000 and $251,000, respectively of non-cash stock based compensation for options issued to consultants and other non-employees. These expenses are non-cash charges and have no impact on the Company’s available cash or working capital.

Cash received from stock option exercises for the three months ended March 31, 2007 and 2006 was approximately $29,000 and $1,900, respectively. The Company issues new shares to satisfy stock option exercises.

A summary of warrant activity for the three months ended March 31, 2007 is as follows:

	Shares	Weighted Average Per Share Exercise Price
Balance, December 31, 2006	8,311,409	$3.02
Granted	3,263,927	$1.66
Exercised	—	—
Expired	(272,959)	$3.48

Balance, March 31, 2007	11,302,377	$2.62

The effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

Registration Payment Arrangements

On August 21, 2003, the Company issued 3,333,334 shares of common stock to accredited investors in a private placement transaction for $1.50 per share, providing gross proceeds of $5,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $4,500,000. In connection with the transaction, the Company also issued five-year warrants to the investors to purchase up to an additional 3,333,334 shares of the Company’s common stock at an exercise price of $2.55 per share. As of March 31, 2007, related warrants to purchase 1,883,335 shares of common stock remained outstanding.

On January 7, 2004, the Company issued 6,909,091 shares of common stock to accredited investors in a private placement transaction for $2.75 per share, resulting in gross proceeds of $19,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $17,500,000. In connection with the January 2004 transaction, the Company issued five-year warrants to the investors to purchase up to 4,490,910 shares of the Company’s common stock at an exercise price of $3.25 per share. As of March 31, 2007, related warrants to purchase 3,969,137 shares of common stock remained outstanding.

On December 14, 2004, the Company issued 4,233,333 shares of common stock to accredited investors in a private placement transaction for $2.66 per share, resulting in gross proceeds of $11,260,663. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $10,400,000. In connection with the December 2004 transaction, the Company issued five-year warrants to the investors to purchase up to 2,116,666 shares of the Company’ common stock at an exercise price of $3.00 per share. As of March 31, 2007, related warrants to purchase 1,775,689 shares of common stock remained outstanding.

Pursuant to the terms of the registration rights agreements entered into in connection with each of the above transactions, within defined timelines the Company was required to file, and did file, with the

Securities and Exchange Commission (the “SEC”) a registration statement under the Securities Act of 1933, as amended, covering the resale of all of the common stock purchased and the common stock underlying the issued warrants.

The registration rights agreement for each transaction further provides that if a registration statement is not filed or does not become effective within the defined time period, or if after its initial effectiveness the registration statement ceases to remain continuously effective for all securities for which it is required to be effective, then in addition to any other rights the holders may have, the Company would be required to pay each holder an amount in cash, as liquidated damages, equal to 2% per month of the aggregate purchase price paid by such holder in the private placements for the common stock and warrants then held, prorated daily.

The registration statement for each transaction was filed and declared effective by the SEC within the allowed timeframe. As a result, the Company was not required to pay any liquidated damages in connection with the initial registration for any transaction.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” (EITF 00-19) and the terms of the warrants and the transaction documents, for each of the above transactions the Company recorded the estimated fair value of the warrants as a liability, with an offsetting reduction to additional paid-in capital received from the private placement. The fair value of the warrants was estimated using the Black-Scholes option pricing model.

The estimated fair value of the warrants was re-measured at each reporting date and on the date of effectiveness of the related registration statement, with the increase in fair value recorded as other expense in the Company’s Statement of Operations. As of date of the effectiveness of the registration statement, the warrant liability was reclassified to additional paid-in capital, evidencing the non-impact of these adjustments on the Company’s financial position and business operations.

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

EITF No. 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified after the date of issuance of this FSP. For the Company’s registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, the guidance is effective beginning January 1, 2007.

Transition to EITF 00-19-2 is to be achieved by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of retained earnings. For purposes of measuring the cumulative-effect adjustment related to the recognition of a contingent liability, the Company evaluated whether the transfer of consideration under its registration payment arrangements was probable and could be reasonably estimated as of the January 1, 2007 adoption date. Given that the Company did not deem the transfer of consideration under its existing registration payments arrangements as probable as of January 1, 2007, the Company did not record a cumulative-effect adjustment in connection with the adoption of this FSP.

In connection with the obligation to maintain effectiveness of the registration statements filed with each of the August 2003, January 2004 and December 2004 transactions, the Company has estimated the maximum potential amount of undiscounted payments that it could be required to make under the registration arrangements as approximately $645,000, $5,500,000 and $5,400,000, respectively. Given that the Company did not deem the transfer of consideration under its existing registration payment arrangements as probable as of March 31, 2007, no related expense or liability has been recorded during the three-month period ended March 31, 2007.

Income Taxes

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

As required, the Company adopted Interpretation No. 48 during the quarter ended March 31, 2007. The adoption did not result in a material impact to the Company’s results of operations or its financial condition.

The Company is subject to taxation in the U.S. and a small number of state jurisdictions. The material jurisdictions subject to potential examination by taxing authorities for tax years after 2002 primarily include the U.S. and California.

From time to time, the Company may be assessed interest or penalties by its tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

Comprehensive Loss

The Company presents unrealized gains and losses on its marketable securities, classified as “available for sale,” in its statement of stockholders’ equity and comprehensive income or loss on an annual basis and in a footnote in its quarterly reports. During the three months ended March 31, 2007 and 2006, total comprehensive loss was $3,876,783 and $4,554,431, respectively. Other comprehensive income or loss consists of unrealized gains or losses on the Company’s marketable securities, which are comprised of securities of the U.S. government or its agencies, preferred securities and other asset and mortgage backed securities. Unrealized gains on the Company’s marketable securities for the three months ended March 31, 2007 and 2006 amounted to $7,283 and $5,111, respectively.

Note 2 — Research and License Agreement with Les Laboratoires Servier

In October 2000, the Company entered into a research collaboration agreement and a license agreement with Servier. The agreements, as amended to date, will enable Servier to develop and commercialize Cortex’s proprietary AMPAKINE technology for the treatment of indications including, but not limited to, (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii)

anxiety disorders. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Amyotrophic Lateral Sclerosis. In early December 2006, the Company terminated the research collaboration with Servier. Until early December 2007, Servier can select up to three compounds developed during the research collaboration for development and use for the treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders in its territory. The Company recovered the worldwide rights for the development and use of other AMPAKINE compounds for the indications referenced above.

In connection with the agreements, Servier paid Cortex a nonrefundable, up-front payment of $5,000,000. The upfront payment was amortized as revenue over the research support period, as extended by the amendments entered into in October 2002 and December 2003. The agreements, as amended, included research support of $2,025,000 per year through early December 2006 (subject to Cortex providing agreed-upon levels of research). The amount of support was subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index. During the year ended December 31, 2006, research revenues from the agreements with Servier were approximately $1,025,000. The agreements also include milestone payments based upon clinical development and royalty payments on any sales that might result in licensed territories if any of the three compounds chosen by Servier are successfully developed and marketed.

Note 3 — Offering of Common Stock and Warrants

On January 22, 2007, the Company completed a registered direct offering with several institutional investors for shares of its common stock and warrants to purchase common stock for an aggregate purchase price of approximately $5,624,000. Net proceeds from the offering were approximately $5,100,000. Under the terms of the transaction, the Company sold an aggregate of 5,021,427 shares of its common stock and warrants to purchase 3,263,927 shares of its common stock. The warrants have an exercise price of $1.66 per share and, subject to the terms therein, will be exercisable at any time after July 22, 2007 and on or before January 21, 2012. The warrants are subject to a call provision in favor of the Company to the extent that after July 22, 2007 the closing price of its common stock exceeds $3.35 for any 13 consecutive trading-day period. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $5,418,000 of additional capital.

Given the terms of the related agreements, including the registration of the related shares and warrants on the Company’s Form S-3 No. 333-138844 filed on November 20, 2006 and declared effective by the SEC on November 30, 2006 (before the completion of the transaction), the securities issued in this offering were not subject to the requirements of EITF 00-19 or EITF 00-19-2 (see Note 1).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes relating thereto appearing elsewhere in this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

About Cortex Pharmaceuticals

We are engaged in the discovery and development of innovative pharmaceuticals for the treatment of neurodegenerative diseases and other neurological and psychiatric disorders. Our primary focus is to develop a novel pharmacology that positively modulates AMPA-type glutamate receptors, a complex of proteins that is involved in communication between nerve cells in the human brain. We are developing a family of proprietary pharmaceuticals, known as AMPAKINE® compounds, which enhance the activity of this receptor. We believe that AMPAKINE compounds hold promise for correcting neurological and psychiatric diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter.

The AMPAKINE program addresses large potential markets. Our business plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of AMPAKINE products for those indications that require sizable, expensive Phase III clinical trials and very large sales forces to achieve significant market penetration. At the same time, we plan to develop internally a selected set of indications, eligible for orphan drug status. These indications typically require more modest investment in the development stages, and involve a more concentrated and smaller sales force targeted at selected medical centers and a limited number of medical specialists in the United States. If we are successful in the pursuit of this operating strategy, we may be in a position to contain our costs over the next few years, to maintain our focus on the research and early development of novel pharmaceuticals (where we believe that we have the ability to compete) and eventually to participate more fully in the commercial development of AMPAKINE products in the United States.

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

As of March 31, 2007, there was approximately $2,317,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. These non-cash costs are expected to be recognized over a weighted-average period of 1.4 years.

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

The estimated fair value of the warrants was re-measured at each reporting date and on the date of effectiveness of the related registration statement, with the increase in fair value recorded as other expense in our Statement of Operations. As of the date of effectiveness of the registration statement, the warrant liability was reclassified to additional paid-in capital, evidencing the non-impact of these adjustments on our financial position and business operations.

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

EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that we enter into or modify after the date of issuance of this FSP. For our registration payment arrangements and financial instruments subject to those arrangements that were entered prior to the issuance of this FSP, the guidance is effective beginning January 1, 2007.

Transition to EITF 00-19-2 is to be achieved by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of retained earnings. For purposes of measuring the cumulative-effect adjustment related to the recognition of a contingent liability, we evaluated whether the transfer of consideration under our registration payment arrangements was probable and could be reasonably estimated as of the January 1, 2007 adoption date. Given that we did not deem the transfer of consideration under our existing registration payment arrangements as probable as of the adoption date, we did not record a cumulative-effect adjustment in connection with the adoption of this FSP.

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

Results of Operations

General

In January 1999, we entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”). The agreement will allow Organon to develop and commercialize our proprietary AMPAKINE technology for the treatment of schizophrenia and depression. In connection with the agreement, we received $2,000,000 up-front and research support payments of approximately $3,000,000 per year for two years. The agreement with Organon also includes milestone payments based upon clinical development, plus royalty payments on worldwide sales. To date, we have received milestone payments from Organon totaling $6,000,000. For each milestone payment, we recorded the related revenue upon achievement of the milestone.

In October 2000, we entered into a research collaboration agreement and a license agreement with Les Laboratoires Servier (“Servier”). The agreements will allow Servier to develop and commercialize select AMPAKINE compounds for the treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The research collaboration agreement, as amended, included an up-front payment by Servier of $5,000,000 and research support payments of approximately $2,025,000 per year through early December 2006 (subject to us providing agreed-upon levels of research personnel). The amount of research support was subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index. For the year ended December 31, 2006, our research revenues from the Servier agreements were approximately $1,025,000. In early December 2006, we terminated the research collaboration with Servier and as a result the worldwide rights for the AMPAKINE technology for the treatment of neurodegenerative diseases were returned to us, other than for up to three compounds that may be selected by Servier for commercialization in its territory. Should any of these compounds be successfully commercialized by Servier, we would receive payments based upon key clinical development milestones and royalty payments on sales in licensed territories.

From inception (February 10, 1987) through March 31, 2007, we have sustained losses aggregating approximately $83,642,000. Continuing losses are anticipated over the next several years. During that time, our ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovative Research (“SBIR”) grants and by possible milestone payments from Organon and Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will be dependent upon the successful introduction of a new product into the North American market from our internal development, as well as the successful commercial development of our products by Organon, Servier or our other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months ended March 31, 2007 and 2006

For the three months ended March 31, 2007, our net loss of approximately $3,884,000 compares with a net loss of approximately $4,560,000 for the corresponding prior year period, a decrease of 15%, primarily due to decreased non-cash stock compensation charges. These decreased charges include amounts related to our adoption of SFAS 123(R) as of January 1, 2006 and the recording of expense for all share-based payments to employees, including grants of employee stock options, based on their fair values. The reduced non-cash expense reflects a decrease in stock options granted during the quarter ended March 31, 2007 relative to the corresponding prior year period.

Revenues for the three months ended March 31, 2007 decreased to $0 from approximately $231,000 reported in the three months ended March 31, 2006, mostly due to decreased research revenues from the agreement with Servier. As discussed above, we terminated the research collaboration with Servier effective early December 2006.

Our research and development expenses for the three-month period ended March 31, 2007 decreased from approximately $3,465,000 to approximately $2,992,000, or by 14%, from the corresponding prior year period. Decreased non-cash stock compensation charges accounted for approximately $282,000 of the change, with non-recurring expenses related to personnel additions in the prior year period contributing to the remaining decrease.

Our general and administrative expenses for the three-month period ended March 31, 2007 decreased from approximately $1,475,000 to approximately $1,035,000, or by 30%, compared to the corresponding prior year period, with lower non-cash stock compensation charges representing $358,000 of this decrease. Decreased legal and consultant fees also contributed to the lower expenses in the current year period, along with decreased travel activity.

Liquidity and Capital Resources

Sources and Uses of Cash

From inception (February 10, 1987) through March 31, 2007, we have funded our organizational and research and development activities primarily through the issuance of equity securities, funding related to collaborative agreements, various research grants and net interest income.

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

In August 2003, we completed a private placement of an aggregate of 3,333,334 shares of our common stock at $1.50 per share and five-year warrants to purchase up to an additional aggregate of 3,333,334 shares at an exercise price of $2.55 per share. We received approximately $4,500,000 in net proceeds from the private placement. During the year ended December 31, 2006, we received approximately $2,830,000 of proceeds from the exercise of related warrants. As of March 31, 2007, warrants to purchase up to 1,883,335 shares remained outstanding. If these remaining warrants are fully exercised, of which there can be no assurance, such exercise would provide us approximately $4,803,000 of additional capital. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $6.00 per share for any 13 consecutive trading days.

In January 2004, we completed a private placement of an aggregate of 6,909,091 shares of our common stock at $2.75 per share and five-year warrants to purchase up to an additional aggregate of 4,490,910 shares at an exercise price of $3.25 per share. We received approximately $17,500,000 in net proceeds from the private placement. During the year ended December 31, 2006, we received approximately $1,696,000 from the exercise of related warrants. As of March 31, 2007, warrants to purchase up to 3,969,137 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $12,900,000 of additional capital. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for any 13 consecutive trading days.

In December 2004, we completed a private placement of an aggregate of 4,233,333 shares of our common stock at $2.66 per share and five-year warrants to purchase up to an additional aggregate of 2,116,666 shares at an exercise price of $3.00 per share. We received approximately $10,400,000 in net proceeds from the private placement. During the year ended December 31, 2006, we received approximately $1,023,000 from the exercise of related warrants. As of March 31, 2007, warrants to purchase up to 1,775,689 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $5,327,000 of additional capital. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for any 13 consecutive trading days.

In January 2007, we completed a registered direct offering with several institutional investors for 5,021,427 shares of our common stock and warrants to purchase 3,263,927 shares of our common stock for an aggregate purchase price of approximately $5,624,000. Net proceeds from the offering were approximately $5,100,000. The warrants have an exercise price of $1.66 per share and, subject to the terms therein, will be exercisable at any time after July 22, 2007 and on or before January 21, 2012. If the issued warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $5,418,000 of additional capital. The warrants are subject to a call right in our favor to the extent that after July 22, 2007 the closing price of our common stock exceeds $3.35 per share for any 13 consecutive trading days.

As of March 31, 2007, we had cash, cash equivalents and marketable securities totaling approximately $11,060,000 and working capital of approximately $9,810,000. In comparison, as of December 31, 2006, we had cash, cash equivalents and marketable securities of approximately $9,449,000 and working capital of approximately $7,917,000. The increases in cash and working capital reflect proceeds from the offering of our common stock and warrants to purchase shares of our common stock in January 2007, partially offset by amounts required to fund our operations.

Net cash used in operating activities was approximately $3,487,000 during the three months ended March 31, 2007, and included our net loss for the period of approximately $3,884,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $681,000, and changes in operating assets and liabilities. For the three months ended March 31, 2006, net cash used in operating activities was approximately $3,740,000, and included our net loss for the period of approximately $4,560,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $1,317,000, and changes in operating assets and liabilities.

Net cash used in investing activities approximated $323,000 during the three months ended March 31, 2007, and primarily resulted from the purchase of marketable securities of approximately $3,696,000, partially offset by the sales and maturities of marketable securities of approximately $3,394,000. Fixed asset purchases for the current year period approximated $21,000. For the three months ended March 31, 2006, net cash provided by investing activities approximated $2,545,000, and primarily resulted from the sales and maturities of marketable securities of approximately $4,503,000, partially offset by the purchase of marketable securities of $1,922,000. Fixed asset purchases for the prior year period approximated $36,000.

Net cash provided by financing activities amounted to approximately $5,109,000 for the three months ended March 31, 2007 and resulted primarily from the net proceeds from our offering of our common stock and warrants to purchase shares of our common stock in January 2007. For the three months ended March 31, 2006, net cash provided by financing activities amounted to approximately $5,719,000 and resulted primarily from the exercise of warrants to purchase shares of our common stock issued to investors in connection with our prior financings as well as the exercise of other outstanding warrants.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2009. The commitments under the lease agreement for the years ending December 31, 2007, 2008 and 2009 are approximately $401,000, $556,000 and $298,000, respectively.

Remaining commitments for preclinical and clinical studies amount to approximately $1,803,000. Separately, we are committed to approximately $248,000 for sponsored research at academic institutions, of which $231,000 is payable over the next twelve months.

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

Staffing

As of March 31, 2007, we had a total of 25 full-time research and administrative employees. We anticipate modest increases in staffing and investments in equipment through the next twelve months.

Outlook

We anticipate that our cash, cash equivalents and marketable securities will be sufficient to satisfy our capital requirements into 2008. Additional funds will be required to continue operations beyond that time. We may receive additional milestone payments from the Organon and Servier agreements. However, there is no assurance that we will receive such milestone payments from Organon or Servier. We may also receive funds from the exercise of warrants to purchase shares of our common stock. As of March 31, 2007, warrants to purchase approximately 11.3 million shares of our common stock were outstanding. If all currently outstanding warrants are fully exercised, of which there can be no assurance, such exercise would provide approximately $29,600,000 of additional capital.

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

Additional Risks and Uncertainties

Our proposed products are in the preclinical or early clinical stage of development and will require significant further research, development, clinical testing and regulatory clearances. They are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include, but are not limited to, the possibilities that any or all of the proposed products will be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances; that the proposed products, although effective, will be uneconomical to market; that third parties may now or in the future hold proprietary rights that preclude us from marketing them; or that third parties will market superior or equivalent products. Accordingly, we are unable to predict whether our research and development activities will result in any commercially viable products or applications. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, we do not expect to be able to commercialize any therapeutic drug for at least four years, either directly or through our current or prospective partners or licensees. There can be no assurance that our proposed products will prove to be safe or effective or receive regulatory approvals that are required for commercial sale.

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

Our exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of our financial instruments are fixed rate, short-term investments in government and corporate notes and bonds. Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with our cash requirements. As of March 31, 2007, our investment portfolio had a fair value and carrying amount of approximately $8,112,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2007, the resulting decline in the fair value of fixed rate bonds held within the portfolio would not be material to our financial position, results of operations and cash flows.

Our borrowing consists of our advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of March 31, 2007, the principal and accrued interest of the advance amounted to approximately $298,000.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibits

4.2	Placement Agency Agreement, dated January 16, 2007, by and between Cortex Pharmaceuticals, Inc. and Roth Capital Partners, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed January 19, 2007.

10.99	Leave of Absence Agreement dated January 4, 2007 between the Company and Gary A. Rogers, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 15, 2007.

10.100	Negative Equity Agreement dated February 1, 2007 between the Company and Mark A. Varney, Ph.D.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

May 10, 2007	By:	/s/ Maria S. Messinger
Maria S. Messinger
Vice President and Chief Financial Officer;
Corporate Secretary
(Chief Accounting Officer)