Form 10-Q
period 2007-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2007-08-09
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-16467

Cortex Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0303583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15241 Barranca Parkway, Irvine, California 92618

(Address of principal executive offices, including zip code)

(949) 727-3157

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

40,443,426 shares of Common Stock as of August 6, 2007

CORTEX PHARMACEUTICALS, INC.

Items 1, 1A, 2, 3 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited) June 30, 2007	(Note) December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$2,090,128	$1,649,414
Marketable securities	6,585,158	7,799,281
Accounts receivable	15,683	160,088
Other current assets	362,176	364,819

Total current assets	9,053,145	9,973,602

Furniture, equipment and leasehold improvements, net	430,615	427,884
Other	33,407	33,407

	$9,517,167	$10,434,893

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,020,754	$1,413,138
Accrued wages, salaries and related expenses	364,608	347,813
Advance for MCI project	300,568	295,468

Total current liabilities	1,685,930	2,056,419
Deferred rent	43,629	58,050

Total liabilities	1,729,559	2,114,469

Stockholders’ equity:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 75,000,000; shares issued and outstanding: 40,036,102 (June 30, 2007) and 34,953,021 (December 31, 2006)	40,036	34,953
Additional paid-in capital	96,244,452	90,056,734
Unrealized gain (loss), available for sale marketable securities	5,435	(3,205)
Accumulated deficit	(88,524,018)	(81,789,761)

Total stockholders’ equity	7,787,608	8,320,424

	$9,517,167	$10,434,893

See accompanying notes.

Note: The balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Research and license revenue	$—	$223,388	$—	$438,109
Grant revenue	—	8,346	—	24,507

Total revenues	—	231,734	—	462,616

Operating expenses (A):
Research and development	2,010,214	3,705,669	5,001,870	7,171,068
General and administrative	962,110	1,114,395	1,997,372	2,589,855

Total operating expenses	2,972,324	4,820,064	6,999,242	9,760,923

Loss from operations	(2,972,324)	(4,588,330)	(6,999,242)	(9,298,307)
Interest income, net	122,133	190,235	264,985	340,670

Net loss	$(2,850,191)	$(4,398,095)	$(6,734,257)	$(8,957,637)

Net loss per share:
Basic and diluted	$(0.07)	$(0.13)	$(0.17)	$(0.26)

Shares used in calculating per share amounts:
Basic and diluted	40,018,399	34,788,460	39,148,908	33,817,014

(A) Operating expenses include the following non-cash stock compensation charges:
Research and development	$265,328	$343,817	$724,771	$1,085,685
General and administrative	150,891	238,287	344,524	790,302

	$416,219	$582,104	$1,069,295	$1,875,987

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,734,257)	$(8,957,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,725	54,377
Stock option compensation expense	1,069,295	1,875,987
Changes in operating assets/liabilities:
Accrued interest on marketable securities	(9,920)	16,243
Accounts receivable	144,405	13,493
Other current assets	2,643	(26,930)
Accounts payable and accrued expenses	(375,589)	(508,937)
Unearned revenue	—	144,356
Advance for MCI project and other	(7,192)	(1,835)

Net cash used in operating activities	(5,852,890)	(7,390,883)

Cash flows from investing activities:
Purchase of marketable securities	(4,291,097)	(7,625,902)
Proceeds from sales and maturities of marketable securities	5,521,650	9,047,856
Purchase of fixed assets	(60,456)	(56,019)

Net cash provided by investing activities	1,170,097	1,365,935

Cash flows from financing activities:
Proceeds from issuance of common stock in January 2007 registered direct offering, net	5,080,301	—
Proceeds from issuance of common stock upon exercise of warrants and stock options	43,206	5,723,896

Net cash provided by financing activities	5,123,507	5,723,896

Increase (decrease) in cash and cash equivalents	440,714	(301,052)
Cash and cash equivalents, beginning of period	1,649,414	2,062,531

Cash and cash equivalents, end of period	$2,090,128	$1,761,479

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

In January 1999, Cortex Pharmaceuticals, Inc. (“Cortex” or the “Company”) entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”). The agreement will enable Organon to develop and commercialize the Company’s AMPAKINE® technology for the treatment of schizophrenia and depression.

In October 2000, the Company entered into a research collaboration agreement and a license agreement with Les Laboratoires Servier (“Servier”), covering defined territories. The agreements, as amended to date, will enable Servier to develop and commercialize up to three AMPAKINE compounds developed during the research collaboration period for the treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Amyotrophic Lateral Sclerosis. At the request of Cortex, the research collaboration with Servier ended in early December 2006 (Note 2) and, as a result, other than with respect to the compounds selected by Servier, the Company has recovered the rights to use such other AMPAKINE compounds for the treatment of the above indications for worldwide markets.

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

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (the “FASB”) reached consensus on Issue 00-21. EITF Issue 00-21 addresses the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. As required, the Company applies the principles of Issue 00-21 to multiple element research and licensing agreements that it enters into after July 1, 2003.

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

For options granted during the three months and six months ended June 30, 2007 and 2006, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted average risk-free interest rate	4.9%	5.2%	4.6%	4.8%
Dividend yield	0%	0%	0%	0%
Volatility factor of the expected market price of the Company’s common stock	89%	87%	90%	82%
Weighted average life	4.7 years	4.5 years	4.7 years	3.8 years

Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted and employee termination rates. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2007 and 2006 was $1.92 and $1.99, respectively. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 and 2006 was $1.07 and $1.80, respectively.

A summary of option activity for the six months ended June 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2006	9,767,155	$2.04
Granted	472,500	$1.42
Exercised	(61,654)	$0.71
Forfeited	(218,665)	$2.03
Expired	(348,336)	$2.25

Balance, June 30, 2007	9,611,000	$2.01	6.9 years	$6,930,766
Exercisable, June 30, 2007	6,192,596	$2.07	5.8 years	$4,199,668

As of June 30, 2007, there was approximately $1,787,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of 1.2 years.

The Company continues to follow EITF Issue 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with EITF Issue 96-18, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. The Company’s net loss for the three months ended June 30, 2007 and 2006 includes expense of approximately $49,000 and a credit of approximately $72,000, respectively of non-cash stock based compensation for options issued to consultants and other non-employees. For the six months ended June 30, 2007 and 2006, the Company’s net loss includes approximately $128,000 and $179,000, respectively, of non-cash stock-based compensation charges for options and warrants issued to consultants and other non-employees. These expenses are non-cash charges and have no impact on the Company’s available cash or working capital.

Cash received from stock option exercises for the six months ended June 30, 2007 and 2006 was approximately $43,000 and $7,000, respectively. The Company issues new shares to satisfy stock option exercises.

A summary of warrant activity for the six months ended June 30, 2007 is as follows:

	Shares	Weighted Average Per Share Exercise Price
Balance, December 31, 2006	8,311,409	$3.02
Granted	3,263,927	$1.66
Exercised	—	—
Expired	(272,959)	$3.48

Balance, June 30, 2007	11,302,377	$2.62

The effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

Registration Payment Arrangements

On August 21, 2003, the Company issued 3,333,334 shares of common stock to accredited investors in a private placement transaction for $1.50 per share, providing gross proceeds of $5,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $4,500,000. In connection with the transaction, the Company also issued five-year warrants to the investors to purchase up to an additional 3,333,334 shares of the Company’s common stock at an exercise price of $2.55 per share. As of June 30, 2007, related warrants to purchase 1,883,335 shares of common stock remained outstanding.

On January 7, 2004, the Company issued 6,909,091 shares of common stock to accredited investors in a private placement transaction for $2.75 per share, resulting in gross proceeds of $19,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $17,500,000. In connection with the January 2004 transaction, the Company issued five-year warrants to the investors to purchase up to 4,490,910 shares of the Company’s common stock at an exercise price of $3.25 per share. As of June 30, 2007, related warrants to purchase 3,969,137 shares of common stock remained outstanding.

On December 14, 2004, the Company issued 4,233,333 shares of common stock to accredited investors in a private placement transaction for $2.66 per share, resulting in gross proceeds of $11,260,663. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $10,400,000. In connection with the December 2004 transaction, the Company issued five-year warrants to the investors to purchase up to 2,116,666 shares of the Company’ common stock at an exercise price of $3.00 per share. As of June 30, 2007, related warrants to purchase 1,775,689 shares of common stock remained outstanding.

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

The registration statement for each transaction was filed and declared effective by the SEC within the allowed timeframe. As a result, the Company was not required to pay any liquidated damages in connection with the initial registration for any of the foregoing transactions.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” (“EITF 00-19”) and the terms of the warrants and the transaction documents, for each of the above transactions the Company recorded the estimated fair value of the warrants as a liability, with an offsetting reduction to additional paid-in capital received from the private placement. The fair value of the warrants was estimated using the Black-Scholes option pricing model.

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

EITF No. 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified after the date of issuance of this FSP. For the Company’s registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, the guidance was effective beginning January 1, 2007.

Transition to EITF 00-19-2 was to be achieved by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of retained earnings. For purposes of measuring the cumulative-effect adjustment related to the recognition of a contingent liability, the Company evaluated whether the transfer of consideration under its registration payment arrangements was probable and could be reasonably estimated as of the January 1, 2007 adoption date. Given that the Company did not deem the transfer of consideration under its existing registration payments arrangements as probable as of January 1, 2007, the Company did not record a cumulative-effect adjustment in connection with the adoption of this FSP.

In connection with the obligation to maintain effectiveness of the registration statements filed with each of the August 2003, January 2004 and December 2004 transactions, the Company has estimated the maximum potential amount of undiscounted payments that it could be required to make under the registration arrangements as approximately $525,000, $4,725,000 and $4,895,000, respectively. Given that the Company did not deem the transfer of consideration under its existing registration payment arrangements as probable as of June 30, 2007, no related expense or liability has been recorded during the six-month period ended June 30, 2007.

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

Comprehensive Loss

The Company presents unrealized gains and losses on its marketable securities, classified as “available for sale,” in its statement of stockholders’ equity and comprehensive income or loss on an annual basis and in a footnote in its quarterly reports. During the three months ended June 30, 2007 and 2006, total comprehensive loss was $2,848,835 and $4,393,682, respectively. During the six months ended June 30, 2007 and 2006, total comprehensive loss was $6,725,618 and $8,948,113. Other comprehensive income or loss consists of unrealized gains or losses on the Company’s marketable securities, which are comprised of securities of the U.S. government or its agencies, preferred securities and other asset and mortgage backed securities. Unrealized gains on the Company’s marketable securities for the three months ended June 30, 2007 and 2006 amounted to $1,356 and $4,413, respectively. For the six months ended June 30, 2007 and 2006, unrealized gains on the Company’s marketable securities amounted to $8,639 and $9,524, respectively.

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. The standard applies to other accounting pronouncements, but does not require any new fair value measurements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The guidance within SFAS 159 allows reporting entities to choose to measure many financial instrument and certain other items at fair value.

Both SFAS 157 and SFAS 159 are effective for the Company’s fiscal year beginning January 1, 2008. The Company does not anticipate that adoption of SFAS 157 or SFAS 159 will materially impact its financial position or results of operations.

Note 2 — Research and License Agreement with Les Laboratoires Servier

In October 2000, the Company entered into a research collaboration agreement and a license agreement with Servier. The agreements, as amended to date, will enable Servier, at its election prior to early December 2007, to develop and commercialize up to three of Cortex’s proprietary AMPAKINE compounds developed during the research and collaboration period for the treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Amyotrophic Lateral Sclerosis. In early December 2006, the Company terminated the research collaboration with Servier and, as a result, other than with respect to the compounds selected by Servier, the Company recovered the worldwide rights for the development and use of such other AMPAKINE compounds for the indications referenced above.

In connection with the agreements, Servier paid Cortex a nonrefundable, up-front payment of $5,000,000. The upfront payment was amortized as revenue over the research support period, as extended by the amendments entered into in October 2002 and December 2003. The agreements, as amended, included research support of $2,025,000 per year through early December 2006 (subject to Cortex providing agreed-upon levels of research). The amount of support was subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index. During the year ended December 31, 2006, research revenues from the agreements with Servier were approximately $1,025,000. During the three and six month periods ended June 30, 2007, the Company had no revenues from the agreements with Servier. The agreements also include milestone payments based upon clinical development and royalty payments on any sales that might result in licensed territories if any of the three compounds chosen by Servier are successfully developed and marketed.

Note 3 — Offering of Common Stock and Warrants

On January 22, 2007, the Company completed a registered direct offering with several institutional investors for shares of its common stock and warrants to purchase common stock for an aggregate purchase price of approximately $5,624,000. Net proceeds from the offering were approximately $5,100,000. Under the terms of the transaction, the Company sold an aggregate of 5,021,427 shares of its common stock and warrants to purchase 3,263,927 shares of its common stock. The warrants have an exercise price of $1.66 per share and are exercisable on or before January 21, 2012. The warrants are subject to a call provision in favor of the Company to the extent that the closing price of the Company’s common stock exceeds $3.35 for any 13 consecutive trading-day period.

Subsequent to June 30, 2007, the Company received approximately $443,000 from the exercise of related warrants. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $4,975,000 of additional capital.

Given the terms of the related agreements, including the registration of the issued shares and shares underlying the issued warrants on the Company’s Form S-3 No. 333-138844 filed on November 20, 2006 and declared effective by the SEC on November 30, 2006 (before the completion of the transaction), the securities issued in this offering were not subject to the requirements of EITF 00-19 or EITF 00-19-2 (see Note 1).

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

Introductory Note

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and we intend that such forward looking statements be subject to the safe harbors created thereby. These forward-looking statements relate to, among other things, (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of our proposed products and (iv) the need for, and availability of, additional financing.

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

The AMPAKINE program addresses large potential markets. Our business plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of AMPAKINE products for those indications that require sizable, expensive Phase III clinical trials and very large sales forces to achieve significant market penetration. At the same time, we plan to develop internally a selected set of indications, eligible for orphan drug status. Medications for these indications typically require smaller clinical trials and as a result, smaller overall investment in the development stages then the typical chronic medication. Treatments for orphan indications frequently also have shorter review times at the U.S. Food and Drug Administration, or FDA, and if approved for marketing, involve a more concentrated and smaller sales force targeted at selected medical centers and a limited number of medical specialists in the United States. In our licensing discussions, we seek to reserve rights that may be viewed as a natural expansion beyond some of the orphan drug uses to selected larger areas of therapy to thereby allow us to potentially further develop our compounds for such larger non-orphan drug indications. If we are successful in the pursuit of this operating strategy, we may consequently be in a position to contain our costs over the next few years, to maintain our focus on the research and early development of novel pharmaceuticals (where we believe that we have the ability to compete) and eventually to participate more fully in the commercial development of AMPAKINE products in the United States.

Critical Accounting Policies and Management Estimates

The Securities and Exchange Commission, or the SEC, defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This process forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Our revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104. SAB 104 provides guidance in applying accounting principles generally accepted in the United States to revenue recognition issues, and specifically addresses revenue recognition for up-front, nonrefundable fees received in connection with research collaboration arrangements.

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

In November 2002, the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or the FASB, reached consensus on Issue 00-21. EITF Issue 00-21 addresses the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. As required, we apply the principles of Issue 00-21 to multiple element agreements that we enter into after July 1, 2003.

In accordance with SAB 104, amounts received for upfront technology license fees under multiple-element arrangements are deferred and recognized over the period of committed services or performance, if such arrangements require our on-going service or performance.

Employee Stock Options and Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” or SFAS 123(R), using a modified prospective application. SFAS 123(R) is a revision of SFAS 123, and supersedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

As of June 30, 2007, there was approximately $1,787,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. These non-cash costs are expected to be recognized over a weighted-average period of 1.2 years.

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

Registration Payment Arrangements

In connection with prior private placements of our common stock and warrants to purchase shares of our common stock, we entered into agreements that committed us to timely register the shares underlying the issued warrants. Those registration agreements specified potential cash penalties if we did not timely register the related shares with the SEC.

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

In December 2006, the FASB issued FASB Staff Position, or FSP, EITF No. 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that companies that enter into agreements to register securities will be required to recognize a liability if a payment to investors for failing to fulfill the agreement is probable and can be reasonably estimated. This accounting differs from the guidance in EITF 00-19, which required a liability to be recognized and measured at fair value, regardless of probability.

EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that we enter into or modify after the date of issuance of this FSP. For our registration payment arrangements and financial instruments subject to those arrangements that were entered prior to the issuance of this FSP, the guidance was effective beginning January 1, 2007.

Transition to EITF 00-19-2 was to be achieved by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of retained earnings. For purposes of measuring the cumulative-effect adjustment related to the recognition of a contingent liability, we evaluated whether the transfer of consideration under our registration payment arrangements was probable and could be reasonably estimated as of the January 1, 2007 adoption date. Given that we did not deem the transfer of consideration under our existing registration payment arrangements as probable as of the adoption date, we did not record a cumulative-effect adjustment in connection with the adoption of this FSP.

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

Results of Operations

General

In January 1999, we entered into a research collaboration and exclusive worldwide license agreement with NV Organon, or Organon. The agreement will allow Organon to develop and commercialize our proprietary AMPAKINE technology for the treatment of schizophrenia and depression. In connection with the agreement, we received $2,000,000 up-front and research support payments of approximately $3,000,000 per year for two years. The agreement with Organon also includes milestone payments based upon clinical development, plus royalty payments on worldwide sales. To date, we have received milestone payments from Organon totaling $6,000,000. For each milestone payment, we recorded the related revenue upon achievement of the milestone.

In October 2000, we entered into a research collaboration agreement and a license agreement with Les Laboratoires Servier, or Servier. The agreements will allow Servier to develop and commercialize up to three select AMPAKINE compounds for the treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The research collaboration agreement, as amended, included an up-front payment by Servier of $5,000,000 and research support payments of approximately $2,025,000 per year through early December 2006 (subject to us providing agreed-upon levels of research personnel). The amount of research support was subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index. For the year ended December 31, 2006, our research revenues from the Servier agreements were approximately $1,025,000. In early December 2006, we terminated the research collaboration with Servier and, as a result, the worldwide rights for the AMPAKINE compounds for the treatment of the above indications were returned to us, other than for up to three compounds that may be selected by Servier prior to early December 2007 for commercialization in its territory. Should any of these compounds be successfully commercialized by Servier, we would receive payments based upon key clinical development milestones and royalty payments on sales in licensed territories.

From inception (February 10, 1987) through June 30, 2007, we have sustained losses aggregating approximately $86,492,000. Continuing losses are anticipated over the next several years. During that time, our ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovative Research grants and by possible milestone payments from Organon and Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will be dependent upon the successful introduction of a new product into the North American market from our internal development, as well as the successful commercial development of our products by Organon, Servier or our other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months and Six Months ended June 30, 2007 and 2006

For the three months ended June 30, 2007, our net loss of approximately $2,850,000 compares with a net loss of approximately $4,398,000 for the corresponding prior year period, a decrease of 35%. For the six months ended June 30, 2007, the net loss of approximately $6,734,000 compares with a net loss of approximately $8,958,000 for the corresponding prior year period, a decrease of 25%. The decreased losses primarily reflect decreased operating expenses, as explained more fully below.

Our revenues for the three months ended June 30, 2007 decreased to $0 from approximately $232,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007, our revenues decreased to $0 from approximately $463,000 for the corresponding prior year period. Results for both periods primarily reflect decreased research revenues from the agreement with Servier. As reported earlier, we terminated the research collaboration with Servier effective early December 2006.

Our research and development expenses for the three-month period ended June 30, 2007 decreased from approximately $3,706,000 to approximately $2,010,000, or by 46%, from the corresponding prior year period. Most of this decrease reflects expenses incurred in the prior year period to address the earlier clinical hold on AMPAKINE CX717 by the FDA.

As reported earlier, the FDA placed a clinical hold on CX717 in late March 2006 due to concerns over some preclinical animal data and not as a result of data from any human clinical trials. After we provided additional toxicological data, the FDA released the clinical hold in October 2006, but imposed a limited dose range for further clinical testing of the compound.

While we could have continued with our Alzheimer’s disease study at low doses, we chose not to given that the original intent of the Alzheimer’s study was to look at a range of doses up to 1200mg. Without the ability to test several different doses, we felt the study could result in a clinical failure for the drug without ever having tested it at higher dose levels. The risks associated with proceeding on that basis were deemed unacceptable and instead we chose to delay the study until we could provide the FDA with sufficient information that would allow us to proceed at all dose levels originally desired for this study.

In April 2007, we submitted further data to the FDA that demonstrates that the cellular effects originally interpreted as toxicity occur postmortem and are directly related to the interaction of the cells with the fixative used to prepare tissue samples for analysis. In July 2007, the FDA indicated that we may resume our previously approved clinical trials with CX717 in Alzheimer’s disease at all requested dose levels.

During the third quarter of 2007, we intend to file an Investigational New Drug Application for CX717 with the Division of Psychiatry Products of the FDA to allow us to initiate a Phase IIb study evaluating CX717 for the treatment of Attention Deficit Hyperactivity Disorder (ADHD). Prior to the FDA clinical hold, we announced positive statistical and clinical results with CX717 in a Phase IIa pilot clinical trial in adults with that indication.

For the six-month period ended June 30, 2007, our research and development expenses decreased from approximately $7,171,000 to approximately $5,002,000, or by 30%, from the corresponding prior year period. Most of the decreased expenses reflect prior year period clinical expenses incurred before the FDA clinical hold on CX717, and preclinical expenses to address the clinical hold. Non-cash stock compensation charges decreased relative to the prior year period due to a decrease in stock options granted during the current year period.

Our general and administrative expenses for the three-month period ended June 30, 2007 decreased from approximately $1,114,000 to approximately $962,000, or by 14%, compared to the corresponding prior year period. For the six-month period ended June 30, 2007, our general and administrative expenses decreased from approximately $2,590,000 to approximately $1,997,000, or by 23% compared to the prior year period. Non-cash stock compensation charges accounted for approximately $87,000 and $446,000 of the decreases in our general and administrative expenses for the three months and six months ended June 30, 2007, respectively, with the decreased charges reflecting the vesting schedules of earlier issued stock options. Decreased legal and consultant fees also contributed to the current year expense decreases.

Liquidity and Capital Resources

Sources and Uses of Cash

From inception (February 10, 1987) through June 30, 2007, we have funded our organizational and research and development activities primarily through the issuance of equity securities, funding related to collaborative agreements, various research grants and net interest income.

Under the agreements signed with Servier in October 2000, as amended to date, the collaborative research phase of the agreement ended in early December 2006, but Servier has the right to select up to three compounds developed during the collaboration for further development. If they choose to select any of these compounds for commercialization, we may receive milestone payments based upon successful clinical development of the licensed compounds and royalties on sales in licensed territories. Under the terms of the agreement with Organon, we may receive additional milestone payments based on clinical development of the licensed technology and ultimately, royalties on worldwide sales.

In August 2003, we completed a private placement of an aggregate of 3,333,334 shares of our common stock at $1.50 per share and five-year warrants to purchase up to an additional aggregate of 3,333,334 shares at an exercise price of $2.55 per share. We received approximately $4,500,000 in net proceeds from the private placement. During the year ended December 31, 2006, we received approximately $2,830,000 of proceeds from the exercise of related warrants. As of June 30, 2007, warrants to purchase up to 1,883,335 shares remained outstanding. Subsequent to June 30, 2007, we received another $170,000 from the exercise of related warrants, leaving warrants to purchase up to 1,816,668 shares outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, such exercise would provide us approximately $4,633,000 of additional capital. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $6.00 per share for any 13 consecutive trading days.

In January 2004, we completed a private placement of an aggregate of 6,909,091 shares of our common stock at $2.75 per share and five-year warrants to purchase up to an additional aggregate of 4,490,910 shares at an exercise price of $3.25 per share. We received approximately $17,500,000 in net proceeds from the private placement. During the year ended December 31, 2006, we received approximately $1,696,000 from the exercise of related warrants. As of June 30, 2007, warrants to purchase up to 3,969,137 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $12,900,000 of additional capital. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for any 13 consecutive trading days.

In December 2004, we completed a private placement of an aggregate of 4,233,333 shares of our common stock at $2.66 per share and five-year warrants to purchase up to an additional aggregate of 2,116,666 shares at an exercise price of $3.00 per share. We received approximately $10,400,000 in net proceeds from the private placement. During the year ended December 31, 2006, we received approximately $1,023,000 from the exercise of related warrants. As of June 30, 2007, warrants to purchase up to 1,775,689 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $5,327,000 of additional capital. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for any 13 consecutive trading days.

In January 2007, we completed a registered direct offering with several institutional investors for 5,021,427 shares of our common stock and warrants to purchase 3,263,927 shares of our common stock for an aggregate purchase price of approximately $5,624,000. Net proceeds from the offering were approximately $5,100,000. The warrants have an exercise price of $1.66 per share and, subject to the terms therein, are exercisable at any time on or before January 21, 2012. Subsequent to June 30, 2007, we received approximately $443,000 from the exercise of related warrants. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $4,975,000 of additional capital. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $3.35 per share for any 13 consecutive trading days.

As of June 30, 2007, we had cash, cash equivalents and marketable securities totaling approximately $8,675,000 and working capital of approximately $7,367,000. In comparison, as of December 31, 2006, we had cash, cash equivalents and marketable securities of approximately $9,449,000 and working capital of approximately $7,917,000. The decreases in cash and working capital reflect amounts required to fund our operations, partially offset by proceeds from the offering of our common stock and warrants to purchase shares of our common stock in January 2007.

Net cash used in operating activities was approximately $5,853,000 during the six months ended June 30, 2007, and included our net loss for the period of approximately $6,734,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $1,127,000, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $7,391,000 during the six months ended June 30, 2006, and included our net loss for the period of approximately $8,958,000, adjusted for non-cash expenses for depreciation, amortization and stock compensation approximating $1,930,000, and changes in operating assets and liabilities.

Net cash provided by investing activities approximated $1,170,000 during the six months ended June 30, 2007, and primarily resulted from the sales and maturities of marketable securities of approximately $5,522,000, partially offset by the purchases of marketable securities of approximately $4,291,000. Fixed asset purchases for the current year period approximated $61,000. Net cash provided by investing activities approximated $1,366,000 during the six months ended June 30, 2006, and primarily resulted from the sales and maturities of marketable securities of approximately $9,048,000, partially offset by the purchase of marketable securities of $7,626,000. Fixed asset purchases for the prior year period approximated $56,000.

Net cash provided by financing activities amounted to approximately $5,124,000 for the six months ended June 30, 2007 and resulted primarily from the net proceeds from our offering of our common stock and warrants to purchase shares of our common stock in January 2007. For the six months ended June 30, 2006, net cash provided by financing activities amounted to approximately $5,724,000, and resulted primarily from the exercise of warrants to purchase shares of our common stock issued to investors in connection with our prior financings as well as the exercise of other outstanding warrants.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2009. The commitments under the lease agreement for the remaining six months of the year ending December 31, 2007, the year ending December 31, 2008 and the five months ending May 31, 2009 are approximately $270,000, $556,000 and $237,000, respectively.

Remaining commitments for preclinical and clinical studies amount to approximately $1,701,000. Separately, we are committed to approximately $800,000 for sponsored research at academic institutions, of which $557,000 is payable over the next twelve months.

In June 2000, we received approximately $247,000 from the Institute for the Study of Aging, or the Institute, a non-profit foundation supported by the Estee Lauder Trust. The advance partially offset our limited costs for our testing in patients with mild cognitive impairment that we conducted with our partner, Servier. Provided that we comply with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance will not be required unless we enter an AMPAKINE compound into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of our common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Staffing

As of June 30, 2007, we had a total of 25 full-time research and administrative employees. We anticipate modest increases in staffing and investments in equipment through the next twelve months.

Outlook

We anticipate that our cash, cash equivalents and marketable securities will be sufficient to satisfy our capital requirements into 2008. Additional funds will be required to continue operations beyond that time. We may receive additional milestone payments from the Organon and Servier agreements. However, there is no assurance that we will receive such milestone payments from Organon or Servier. We may also receive funds from the exercise of warrants to purchase shares of our common stock. As of June 30, 2007, warrants to purchase approximately 11.3 million shares of our common stock were outstanding. Subsequent to June 30, 2007, we received approximately $613,000 from the exercise of warrants to purchase 333,667 shares of our common stock. If all remaining warrants are fully exercised, of which there can be no assurance, such exercise would provide approximately $29,000,000 of additional capital.

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

Our exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of our financial instruments are fixed rate, short-term investments in government and corporate notes and bonds. Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with our cash requirements. As of June 30, 2007, our investment portfolio had a fair value and carrying amount of approximately $6,585,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2007, the resulting decline in the fair value of fixed rate bonds held within the portfolio would not be material to our financial position, results of operations and cash flows.

Our borrowing consists of our advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of June 30, 2007, the principal and accrued interest of the advance amounted to approximately $301,000.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or the CEO, and Chief Financial Officer, or the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

On May 9, 2007, we held our Annual Meeting of Stockholders, with stockholders holding 35,118,624 shares of common stock (representing 87.8% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act. Robert F. Allnutt, John F. Benedik, Charles J. Casamento, Carl W. Cotman, Ph.D., Peter F. Drake, Ph.D., M. Ross Johnson, Ph.D., Roger G. Stoll, Ph.D., Gary D. Tollefson, M.D., Ph.D. and Mark A. Varney, Ph.D. were listed as management’s nominees in the proxy statement and were elected as directors at the meeting. The votes for each nominee were as follows:

Name	Number of Affirmative Votes	Number of Votes Withheld
Robert F. Allnutt	33,952,940	1,165,684
John F. Benedik	34,195,060	923,564
Charles J. Casamento	33,928,982	1,189,642
Carl W. Cotman, Ph.D.	33,846,995	1,271,629
Peter F. Drake, Ph.D.	33,982,627	1,135,997
M. Ross Johnson, Ph.D.	33,973,020	1,145,604
Roger G. Stoll, Ph.D.	33,987,980	1,130,644
Gary D. Tollefson, M.D., Ph.D.	33,942,977	1,175,647
Mark A. Varney, Ph.D.	33,982,037	1,136,587

At the meeting, we also sought approval of an amendment to our 2006 Stock Incentive Plan to increase the number of shares of common stock thereunder by 2,500,000 shares, bringing the total number of authorized shares thereunder to 4,363,799. This proposal was approved with 6,105,545 affirmative votes. There were 3,251,660 negative votes, 215,038 abstentions and 25,546,381 broker non-votes.

We also sought the ratification of Haskell & White LLP as our independent auditors for the fiscal year ending December 31, 2007. This proposal was approved by 34,788,460 affirmative votes. There were 177,385 negative votes and 152,779 abstentions.

Item 6.	Exhibits

Exhibits

10.101	Amendment No. 1 to the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed May 15, 2007.

10.102	Amendment to the Exclusive License Agreement between the Company and The Regents of the University of California, dated as of June 1, 2007, incorporated by reference to the same numbered exhibit to the Company’s Current Report on Form 8-K filed June 7, 2007.

10.103	Amendment No. 2 dated April 16, 2007 to the Consulting Agreement dated April 16, 2004 between the Company and Gary D. Tollefson, M.D., Ph.D.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Rule 13a-14(b)/15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

August 9, 2007	By:	/s/ Maria S. Messinger
Maria S. Messinger
Vice President and Chief Financial Officer;
Corporate Secretary
(Chief Accounting Officer)