Form 10-Q
period 2007-09-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2007-11-08
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

47,518,426 shares of Common Stock as of November 5, 2007

CORTEX PHARMACEUTICALS, INC.

Items 1 and 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited) September 30, 2007	(Note) December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$7,431,771	$1,649,414
Marketable securities	12,800,870	7,799,281
Accounts receivable	30,333	160,088
Other current assets	363,478	364,819

Total current assets	20,626,452	9,973,602
Furniture, equipment and leasehold improvements, net	826,387	427,884
Other	33,407	33,407

	$21,486,246	$10,434,893

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,428,815	$1,413,138
Accrued wages, salaries and related expenses	314,282	347,813
Advance for MCI project	303,096	295,468

Total current liabilities	2,046,193	2,056,419
Deferred rent	40,191	58,050

Total liabilities	2,086,384	2,114,469
Stockholders’ equity:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 75,000,000; shares issued and outstanding: 47,518,426 (September 30, 2007) and 34,953,021 (December 31, 2006)	47,518	34,953
Additional paid-in capital	110,797,767	90,056,734
Unrealized gain (loss), available for sale marketable securities	19,103	(3,205)
Accumulated deficit	(91,486,229)	(81,789,761)

Total stockholders’ equity	19,399,862	8,320,424

	$21,486,246	$10,434,893

See accompanying notes.

Note: The balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Research and license revenue	$—	$399,226	$—	$837,335
Grant revenue	—	2,344	—	26,851

Total revenues	—	401,570	—	864,186

Operating expenses (A):
Research and development	1,941,392	3,191,846	6,943,262	10,362,914
General and administrative	1,181,831	1,014,028	3,179,203	3,603,883

Total operating expenses	3,123,223	4,205,874	10,122,465	13,966,797

Loss from operations	(3,123,223)	(3,804,304)	(10,122,465)	(13,102,611)
Interest income, net	161,012	169,581	425,997	510,251

Net loss	$(2,962,211)	$(3,634,723)	$(9,696,468)	$(12,592,360)

Net loss per share:
Basic and diluted	$(0.07)	$(0.10)	$(0.24)	$(0.37)

Shares used in calculating per share amounts:
Basic and diluted	42,612,990	34,829,676	40,316,291	34,158,277

(A) Operating expenses include the following non-cash stock compensation charges:
Research and development	$313,654	$487,571	$1,038,425	$1,573,255
General and administrative	321,469	242,987	665,993	1,033,290

	$635,123	$730,558	$1,704,418	$2,606,545

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(9,696,468)	$(12,592,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89,922	82,921
Stock option compensation expense	1,704,418	2,606,545
Changes in operating assets/liabilities:
Accrued interest on marketable securities	(18,345)	16,168
Accounts receivable	129,755	(145,044)
Other current assets	1,341	88,019
Accounts payable and accrued expenses	(17,854)	(502,629)
Unearned revenue	—	(102,961)
Advance for MCI project and other	(8,226)	1,450

Net cash used in operating activities	(7,815,457)	(10,547,891)

Cash flows from investing activities:
Purchase of marketable securities	(12,820,206)	(7,925,875)
Proceeds from sales and maturities of marketable securities	7,857,872	13,023,968
Purchase of fixed assets	(489,033)	(92,442)

Net cash (used in) provided by investing activities	(5,451,367)	5,005,651

Cash flows from financing activities:
Proceeds from issuance of common stock in August 2007 registered direct offering, net	13,135,411	—
Proceeds from issuance of common stock in January 2007 registered direct offering, net	5,080,300	—
Proceeds from issuance of common stock upon exercise of warrants and stock options	833,470	5,951,241

Net cash provided by financing activities	19,049,181	5,951,241

Increase in cash and cash equivalents	5,782,357	409,001
Cash and cash equivalents, beginning of period	1,649,414	2,062,531

Cash and cash equivalents, end of period	$7,431,771	$2,471,532

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

For options granted during the three months and nine months ended September 30, 2007 and 2006, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted average risk-free interest rate	4.2%	4.5%	4.6%	4.8%
Dividend yield	0%	0%	0%	0%
Volatility factor of the expected market price of the Company’s common stock	87%	86%	90%	82%
Weighted average life	6.6 years	4.5 years	4.8 years	3.8 years

Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted and employee termination rates. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2007 and 2006 was $2.08 and $1.87, respectively. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 and 2006 was $1.10 and $1.80, respectively.

A summary of option activity for the nine months ended September 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2006	9,767,155	$2.04
Granted	482,500	$1.45
Exercised	(135,311)	$1.63
Forfeited	(218,665)	$2.03
Expired	(377,090)	$2.33

Balance, September 30, 2007	9,518,589	$2.00	6.7 years	$2,546,587
Exercisable, September 30, 2007	6,090,443	$2.06	5.5 years	$1,856,747

As of September 30, 2007, there was approximately $1,549,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of one year.

The Company continues to follow EITF Issue 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with EITF Issue 96-18, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. The Company’s net loss for the three months ended September 30, 2007 and 2006 includes a credit of approximately $10,000 and expense of approximately $57,000, respectively for non-cash stock based compensation for options issued to consultants and other non-employees. For the nine months ended September 30, 2007 and 2006, the Company’s net loss includes approximately $118,000 and $235,000, respectively, of non-cash stock-based compensation charges for options and warrants issued to consultants and other non-employees. These expenses are non-cash charges and have no impact on the Company’s available cash or working capital.

Cash received from stock option exercises for the nine months ended September 30, 2007 and 2006 was approximately $220,000 and $9,000, respectively. The Company issues new shares to satisfy stock option exercises.

A summary of warrant activity for the nine months ended September 30, 2007 is as follows:

	Shares	Weighted Average Per Share Exercise Price
Balance, December 31, 2006	8,311,409	$3.02
Granted	6,270,802	$2.17
Exercised	(333,667)	$1.84
Expired	(272,959)	$3.48

Balance, September 30, 2007	13,975,585	$2.66

The effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

Registration Payment Arrangements

On August 21, 2003, the Company issued 3,333,334 shares of common stock to accredited investors in a private placement transaction for $1.50 per share, providing gross proceeds of $5,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $4,500,000. In connection with the transaction, the Company also issued five-year warrants to the investors to purchase up to an additional 3,333,334 shares of the Company’s common stock at an exercise price of $2.55 per share. As of September 30, 2007, related warrants to purchase 1,816,668 shares of common stock remained outstanding.

On January 7, 2004, the Company issued 6,909,091 shares of common stock to accredited investors in a private placement transaction for $2.75 per share, resulting in gross proceeds of $19,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $17,500,000. In connection with the January 2004 transaction, the Company issued five-year warrants to the investors to purchase up to 4,490,910 shares of the Company’s common stock at an exercise price of $3.25 per share. As of September 30, 2007, related warrants to purchase 3,969,137 shares of common stock remained outstanding.

On December 14, 2004, the Company issued 4,233,333 shares of common stock to accredited investors in a private placement transaction for $2.66 per share, resulting in gross proceeds of $11,260,663. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $10,400,000. In connection with the December 2004 transaction, the Company issued five-year warrants to the investors to purchase up to 2,116,666 shares of the Company’ common stock at an exercise price of $3.00 per share. As of September 30, 2007, related warrants to purchase 1,775,689 shares of common stock remained outstanding.

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

In connection with the obligation to maintain effectiveness of the registration statements filed with each of the August 2003, January 2004 and December 2004 transactions, the Company has estimated the maximum potential amount of undiscounted payments that it could be required to make under the registration arrangements as approximately $391,000, $3,966,000 and $4,409,000, respectively. Given that the Company did not deem the transfer of consideration under its existing registration payment arrangements as probable as of September 30, 2007, no related expense or liability has been recorded during the nine-month period ended September 30, 2007.

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

Comprehensive Loss

The Company presents unrealized gains and losses on its marketable securities, classified as “available for sale,” in its statement of stockholders’ equity and comprehensive income or loss on an annual basis and in a footnote in its quarterly reports. During the three months ended September 30, 2007 and 2006, total comprehensive loss was $2,948,543 and $3,606,413, respectively. During the nine months ended September 30, 2007 and 2006, total comprehensive loss was $9,674,160 and $12,554,526. Other comprehensive income or loss consists of unrealized gains or losses on the Company’s marketable securities, which are comprised of securities of the U.S. government or its agencies, preferred securities and other asset and mortgage backed securities. Unrealized gains on the Company’s marketable securities for the three months ended September 30, 2007 and 2006 amounted to $13,668 and $28,310, respectively. For the nine months ended September 30, 2007 and 2006, unrealized gains on the Company’s marketable securities amounted to $22,308 and $37,834, respectively.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The guidance within SFAS 159 allows reporting entities to choose to measure many financial instruments and certain other items at fair value.

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

In connection with the agreements, Servier paid Cortex a nonrefundable, up-front payment of $5,000,000. The upfront payment was amortized as revenue over the research support period, as extended by the amendments entered into in October 2002 and December 2003. The agreements, as amended, included research support of $2,025,000 per year through early December 2006 (subject to Cortex providing agreed-upon levels of research). The amount of support was subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index. During the year ended December 31, 2006, research revenues from the agreements with Servier were approximately $1,025,000. During the three and nine month periods ended September 30, 2007, the Company had no revenues from the agreements with Servier. The agreements also include milestone payments based upon clinical development and royalty payments on any sales that might result in licensed territories if any of the three compounds chosen by Servier are successfully developed and marketed.

Note 3 — Offerings of Common Stock and Warrants

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

During the nine months ended September 30, 2007, the Company received approximately $443,000 from the exercise of related warrants. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $4,975,000 of additional capital.

On August 29, 2007, the Company completed a registered direct offering with several institutional investors for shares of its common stock and warrants to purchase common stock for an aggregate purchase price of $14,150,000. Net proceeds from the offering were approximately $13,135,000. Under the terms of the transaction, the Company sold an aggregate of 7,075,000 shares of its common stock and warrants to purchase 2,830,000 shares of its common stock to the investors. The investors’ warrants have an exercise price of $2.64 per share and are exercisable on or after February 29, 2008 and on or before August 28, 2012. In addition, the Company issued warrants to purchase up to an aggregate of 176,875 shares of its common stock to the placement agents in the offering. The placement agents’ warrants have an exercise price of $3.96 per share and are exercisable on or after February 29, 2008 and on or before August 28, 2012. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $8,172,000 of additional capital.

Given the terms of the related agreements for the January 2007 and August 2007 registered direct offerings, including the registration of the issued shares and shares underlying the issued warrants on the Company’s Form S-3 No. 333-138844 filed on November 20, 2006 and declared effective by the SEC on November 30, 2006 (before the completion of the transactions), the securities issued in these offerings were not subject to the requirements of EITF 00-19 or EITF 00-19-2 (see Note 1).

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

The forward-looking statements included herein are based on current expectations, which involve a number of risks and uncertainties and assumptions regarding our business and technology. These assumptions involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized and actual results may differ materially. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that we file from time to time with the Securities and Exchange Commission, or the SEC, including, without limitation, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and subsequent Current Reports on Form 8-K.

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

Critical Accounting Policies and Management Estimates

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.

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

As of September 30, 2007, there was approximately $1,549,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. These non-cash costs are expected to be recognized over a weighted-average period of one year.

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

Registration Payment Arrangements

In connection with prior private placements of our common stock and warrants to purchase shares of our common stock, we entered into agreements that committed us to timely register the shares of common stock purchased as well as the shares underlying the issued warrants. Those registration agreements specified potential cash penalties if we did not timely register the related shares with the SEC.

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

From inception (February 10, 1987) through September 30, 2007, we have sustained losses aggregating approximately $89,454,000. Continuing losses are anticipated over the next several years. During that time, our ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovative Research grants and by possible milestone payments from Organon and Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will be dependent upon the successful introduction of a new product into the North American market from our internal development, as well as the successful commercial development of our products by Organon, Servier or our other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months and Nine Months ended September 30, 2007 and 2006

For the three months ended September 30, 2007, our net loss of approximately $2,962,000 compares with a net loss of approximately $3,635,000 for the corresponding prior year period, a decrease of 19%. For the nine months ended September 30, 2007, the net loss of approximately $9,696,000 compares with a net loss of approximately $12,592,000 for the corresponding prior year period, a decrease of 23%. The decreased losses primarily reflect decreased operating expenses, as explained more fully below.

Our revenues for the three months ended September 30, 2007 decreased to $0 from approximately $402,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, our revenues decreased to $0 from approximately $864,000 for the corresponding prior year period. Results for both periods primarily reflect decreased research revenues from the agreement with Servier. As reported earlier, we terminated the research collaboration with Servier effective early December 2006.

Our research and development expenses for the three-month period ended September 30, 2007 decreased from approximately $3,192,000 to approximately $1,941,000, or by 39%, from the corresponding prior year period. The decrease in our non-cash stock compensation charges represents approximately $174,000, or 14%, of this decrease. Most of the remaining decrease reflects expenses incurred in the prior year period to address the earlier clinical hold on AMPAKINE CX717 by the FDA.

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

In April 2007, we submitted further data to the FDA that demonstrates that the cellular effects that originally concerned the Division of Neurology Products were postmortem, fixative induced effects. In July 2007, the FDA indicated that we may resume our previously approved clinical trials with CX717 in Alzheimer’s disease at all requested dose levels.

In September 2007, we filed an Investigational New Drug Application, or IND, for CX717 with the Division of Psychiatry Products of the FDA to potentially initiate a Phase IIb study evaluating CX717 for the treatment of Attention Deficit Hyperactivity Disorder, or ADHD. Prior to the FDA clinical hold, we announced positive statistical and clinical results with CX717 in a Phase IIa pilot clinical trial in adults with that indication.

In October 2007, the FDA rejected our application to study CX717 in ADHD based upon the results of animal toxicology studies that we filed with the agency. At this time, we do not anticipate re-submitting further data to the FDA for CX717 for the ADHD indication. We are evaluating our options to have this decision reviewed further within the FDA, but at this point we do not believe that the decision by the Division of Psychiatry Products will be changed.

Also, we believe that by developing an acute use for CX717, such as treatment of respiratory depression, we may mitigate the risks perceived with higher chronic doses. The risk/benefit ratio for the treatment of patients with life-threatening disorders, such as respiratory depression, is significantly different than that for the treatment of ADHD. In addition, our preclinical data for improvement of memory and cognition in animals consistently indicates required dose levels of CX717 that represent a 5 to 10-fold level less than the dose required in animal models of ADHD. Either lower dosage levels for chronic administration and/or acute uses are thus possible options for the continued development of CX717.

For the nine-month period ended September 30, 2007, our research and development expenses decreased from approximately $10,363,000 to approximately $6,943,000, or by 33%, from the corresponding prior year period. Non-cash stock compensation charges accounted for approximately $535,000, or 16%, of the decrease due to a decrease in stock options granted during the current year period. Most of the remaining decreased expenses reflect prior year period clinical expenses incurred before the FDA clinical hold on CX717, and preclinical expenses to address the clinical hold.

Our general and administrative expenses for the three-month period ended September 30, 2007 increased from approximately $1,014,000 to approximately $1,182,000, or by 17%, compared to the corresponding prior year period. Non-cash stock compensation charges accounted for approximately $78,000, or nearly one-half of the increase, due to a decrease in the estimated forfeiture rate utilized to compute the related expense. Increased legal, consulting and audit fees also contributed to the current year period expense increase.

For the nine-month period ended September 30, 2007, our general and administrative expenses decreased from approximately $3,604,000 to approximately $3,179,000, or by 12% compared to the prior year period. Non-cash stock compensation charges accounted for approximately $367,000, or 86% of the decrease, with the decreased charges reflecting the vesting schedules of earlier issued stock options. Decreased legal fees also contributed to the current year period expense decrease.

Liquidity and Capital Resources

Sources and Uses of Cash

From inception (February 10, 1987) through September 30, 2007, we have funded our organizational and research and development activities primarily through the issuance of equity securities, funding related to collaborative agreements, various research grants and net interest income.

Under the agreements signed with Servier in October 2000, as amended to date, the collaborative research phase of the agreement ended in early December 2006, but Servier has the right through early December 2007 to select up to three compounds developed during the collaboration for further development. If they choose to select any of these compounds for commercialization, we may receive milestone payments based upon successful clinical development of the licensed compounds and royalties on sales in licensed territories. Under the terms of the agreement with Organon, we may receive additional milestone payments based on clinical development of the licensed technology and ultimately, royalties on worldwide sales.

In August 2003, we completed a private placement of an aggregate of 3,333,334 shares of our common stock at $1.50 per share and five-year warrants to purchase up to an additional aggregate of 3,333,334 shares at an exercise price of $2.55 per share. We received approximately $4,500,000 in net proceeds from the private placement. During the year ended December 31, 2006, we received approximately $2,830,000 of proceeds from the exercise of related warrants. During the nine months ended September 30, 2007, we received another $170,000 from the exercise of related warrants, leaving warrants to purchase up to 1,816,668 shares outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, such exercise would provide us approximately $4,633,000 of additional capital. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $6.00 per share for any 13 consecutive trading days.

In January 2004, we completed a private placement of an aggregate of 6,909,091 shares of our common stock at $2.75 per share and five-year warrants to purchase up to an additional aggregate of 4,490,910 shares at an exercise price of $3.25 per share. We received approximately $17,500,000 in net proceeds from the private placement. During the year ended December 31, 2006, we received approximately $1,696,000 from the exercise of related warrants. As of September 30, 2007, warrants to purchase up to 3,969,137 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $12,900,000 of additional capital. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for any 13 consecutive trading days.

In December 2004, we completed a private placement of an aggregate of 4,233,333 shares of our common stock at $2.66 per share and five-year warrants to purchase up to an additional aggregate of 2,116,666 shares at an exercise price of $3.00 per share. We received approximately $10,400,000 in net proceeds from the private placement. During the year ended December 31, 2006, we received approximately $1,023,000 from the exercise of related warrants. As of September 30, 2007, warrants to purchase up to 1,775,689 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $5,327,000 of additional capital. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for any 13 consecutive trading days.

In January 2007, we completed a registered direct offering with several institutional investors for 5,021,427 shares of our common stock and warrants to purchase 3,263,927 shares of our common stock for an aggregate purchase price of approximately $5,624,000. Net proceeds from the offering were approximately $5,100,000. The warrants have an exercise price of $1.66 per share and, subject to the terms therein, are exercisable at any time on or before January 21, 2012. During the nine months ended September 30, 2007, we received approximately $443,000 from the exercise of related warrants, leaving warrants to purchase up to 2,996,927 shares outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $4,975,000 of additional capital. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $3.35 per share for any 13 consecutive trading days.

In August 2007, we completed a registered direct offering with several institutional investors for 7,075,000 shares of our common stock and warrants to purchase 2,830,000 shares of our common stock for an aggregate purchase price of $14,150,000. Net proceeds from the offering were approximately $13,135,000. The investors’ warrants have an exercise price of $2.64 per share and, subject to the terms therein, are exercisable on or after February 29, 2008 and on or before August 28, 2012. In addition, we issued warrants to purchase up to an aggregate of 176,875 shares of our common stock to the placement agents in the offering. The placement agents’ warrants have an exercise price of $3.96 per share and, subject to the terms therein, are exercisable on or after February 29, 2008 and on or before August 28, 2012. If the related warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $8,172,000 of additional capital.

As of September 30, 2007, we had cash, cash equivalents and marketable securities totaling approximately $20,233,000 and working capital of approximately $18,580,000. In comparison, as of December 31, 2006, we had cash, cash equivalents and marketable securities of approximately $9,449,000 and working capital of approximately $7,917,000. The increases in cash and working capital reflect the proceeds from the offerings of our common stock and warrants to purchase shares of our common stock in January 2007 and August 2007, partially offset by amounts required to fund our operations.

Net cash used in operating activities was approximately $7,815,000 during the nine months ended September 30, 2007, and included our net loss for the period of approximately $9,696,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $1,794,000, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $10,548,000 during the nine months ended September 30, 2006, and included our net loss for the period of approximately $12,592,000, adjusted for non-cash expenses for depreciation, amortization and stock compensation approximating $2,689,000, and changes in operating assets and liabilities.

Net cash used in investing activities approximated $5,451,000 during the nine months ended September 30, 2007, and primarily resulted from the purchases of marketable securities of approximately $12,820,000, partially offset by the sales and maturities of marketable securities of approximately $7,858,000. Fixed asset purchases for the current year period approximated $489,000. Net cash provided by investing activities approximated $5,006,000 during the nine months ended September 30, 2006, and primarily resulted from the sales and maturities of marketable securities of approximately $13,024,000, partially offset by the purchase of marketable securities of $7,926,000. Fixed asset purchases for the prior year period approximated $92,000.

Net cash provided by financing activities amounted to approximately $19,049,000 for the nine months ended September 30, 2007 and resulted primarily from the net proceeds from our offerings of our common stock and warrants to purchase shares of our common stock in January and August 2007.

Net cash provided by financing activities amounted to approximately $5,951,000 for the nine months ended September 30, 2006, and resulted primarily from the exercise of warrants to purchase shares of our common stock issued to investors in connection with our prior financings as well as the exercise of other outstanding warrants and options to purchase shares of our common stock.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2009. The commitments under the lease agreement for the remaining three months of the year ending December 31, 2007, the year ending December 31, 2008 and the five months ending May 31, 2009 are approximately $135,000, $556,000 and $237,000, respectively.

Remaining commitments for preclinical and clinical studies amount to approximately $1,156,000. Separately, we are committed to approximately $633,000 for sponsored research at academic institutions, of which $490,000 is payable over the next twelve months.

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

Staffing

As of September 30, 2007, we had a total of 26 full-time research and administrative employees. We anticipate modest increases in staffing and investments in equipment through the next twelve months.

Outlook

We anticipate that our cash, cash equivalents and marketable securities will be sufficient to satisfy our capital requirements into 2009. Additional funds will be required to continue operations beyond that time. We may receive additional milestone payments from the Organon and Servier agreements. However, there is no assurance that we will receive such milestone payments from Organon or Servier. We may also receive funds from the exercise of warrants to purchase shares of our common stock. As of September 30, 2007, warrants to purchase approximately 14 million shares of our common stock were outstanding with a weighted average exercise price of $2.66 per share. If all remaining warrants are fully exercised, of which there can be no assurance, such exercise would provide approximately $37,000,000 of additional capital.

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

Our exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of our financial instruments are fixed rate, short-term investments in government and corporate notes and bonds. Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with our cash requirements. As of September 30, 2007, our investment portfolio had a fair value and carrying amount of approximately $12,801,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2007, the resulting decline in the fair value of fixed rate bonds held within the portfolio would not be material to our financial position, results of operations and cash flows.

Our borrowing consists of our advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of September 30, 2007, the principal and accrued interest of the advance amounted to approximately $303,000.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the matter described below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

If we are unable to progress in our clinical development of AMPAKINE CX717 for an acute indication in a timely manner, or at all, there could be a significant negative impact on our business operations and the market price of our common stock.

On October 10, 2007, the Division of Psychiatry Products, or DPP, of the FDA notified us that it rejected our IND to study the AMPAKINE CX717 in ADHD. The denial was based upon results of animal toxicology studies that we filed with the agency. At this time, we do not anticipate re-submitting further data to the FDA for CX717 in the ADHD indication.

Our objective is to continue our plans to develop CX717 for the acute treatment of respiratory depression and to continue our study of CX717 in our Alzheimer’s disease PET scan study. We believe that the IND previously filed with the Division of Neurology Products of the FDA for the treatment of Alzheimer’s disease will not be affected by the actions of the DPP. However, there can be no assurance that we will receive final FDA approval for any eventual New Drug Application submission.

We also believe that by developing an acute use for CX717, such as treatment of respiratory depression, the risks perceived to be associated with higher chronic doses required for ADHD may be mitigated. Additionally, the risk/benefit ratio for the treatment of patients with life-threatening respiratory depression is substantially different than for the treatment of ADHD. Also, our preclinical data for animal models of improvement of memory and cognition consistently shows that the dose level of CX717 required is 5-10 fold less than the dose required in animal models of ADHD. We believe that either lower dosage levels for chronic administration and/or acute uses are possible options for the continued development of CX717.

If we are unable to progress in our clinical development of AMPAKINE CX717 for an acute indication in a timely manner, or at all, there could be a significant negative impact on our business operations and the market price of our common stock.

Item 6.	Exhibits

Exhibits

4.3	Placement Agency Agreement, dated August 24, 2007, by and between Cortex Pharmaceuticals, Inc., JMP Securities LLC and Rodman and Renshaw, LLC, Form of Subscription Agreement, dated August 24, 2007, entered into by Cortex Pharmaceuticals, Inc., and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Current Report on Form 8-K filed August 27, 2007.

10.104	Employment letter of agreement dated September 26, 2007 between the Company and Pierre V. Trân, M.D., M.M.M.*

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Rule 13a-14(b)/15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

November 8, 2007	By:	/s/ Maria S. Messinger
Maria S. Messinger
Vice President and Chief Financial Officer; Corporate Secretary
(Chief Accounting Officer)