Form 10-K
period 2007-12-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2008-03-17
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-16467

Cortex Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0303583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15241 Barranca Parkway, Irvine, California, 92618

(Address of principal executive offices, including zip code)

(949) 727-3157

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Common Stock, $0.001 par value	The American Stock Exchange
(Title of Class)	(Name of Exchange on which Registered)

Securities registered under Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐ Accelerated filer  ☒ Non-accelerated filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2007 was $105,792,300 (based on the closing sale price of the common stock as reported by The American Stock Exchange on such date). As of March 10, 2008, there were 47,542,426 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT’S DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 14, 2008 (TO BE FILED WITH THE COMMISSION ON OR BEFORE APRIL 29, 2008) ARE INCORPORATED BY REFERENCE INTO PART III.

In this Annual Report on Form 10-K, the terms “Cortex,” the “Company,” “we,” “us” and “our” refer to Cortex Pharmaceuticals, Inc., a Delaware corporation.

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” and similar expressions include, but are not limited to, statements regarding (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of our proposed products and (iv) the need for, and availability of, additional financing.

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

PART I

Item 1. Business

Our primary focus is to develop novel small molecule compounds that positively modulate AMPA-type glutamate receptors, a complex of proteins involved in the communication between nerve cells in the mammalian brain. These compounds, termed AMPAKINE® compounds, enhance the activity of the AMPA receptor. These molecules are designed and developed as proprietary pharmaceuticals because we believe they hold promise for the treatment of neurological and psychiatric diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter. Our most advanced clinical compound is CX717, which currently is in Phase II clinical development.

The AMPAKINE platform addresses large potential markets. According to research data from IMS Health, in 2006 worldwide sales for central nervous system products to treat brain-related disorders and diseases exceeded $82 billion. Our business plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of specific AMPAKINE compounds for those indications that require sizable, expensive Phase III clinical trials — and very large sales forces to achieve significant market penetration. Diseases such as Alzheimer’s disease, mild cognitive impairment (“MCI”), Attention Deficit Hyperactivity Disorder (“ADHD”), schizophrenia, depression, respiratory depression caused by opiate analgesics, and possibly sleep apnea may benefit from treatment with AMPAKINE drugs and require such larger distribution.

At the same time, we plan to develop compounds internally for a selected set of indications, many of which will allow us to apply for “Orphan Drug” status. Such designation by the Food and Drug Administration (the “FDA”) is usually applied to products where the number of patients in the United States (“U.S.”) in the given disease category is typically less than 200,000. The European Medicines Agency adopted a similar system termed “The Regulation of Orphan Medicinal Products.” These Orphan Drug indications typically require more modest investment in the development stages, follow a quicker regulatory path to approval, and involve a more concentrated and smaller sales force targeted at selected medical centers in the U.S. and Europe. The key Orphan Drug indications that we plan to pursue internally include (a) excessive daytime sleepiness due to narcolepsy, sleep apnea and shift work, (b) Huntington’s disease, (c) Amyotrophic Lateral Sclerosis, (d) Fragile X syndrome and (e) Rett syndrome.

We also may pursue other Orphan Drug indications and upon any related approval, may expand our clinical potential into non-Orphan Drug indications. As an example, if we obtain approval for an indication related to Fragile X syndrome, expansion into treatment of autism-spectrum disorders may follow. While the market potential in the U.S. for most of the listed Orphan Drug indications varies between $100 million and $500 million per indication, Cortex estimates that the consolidated potential for all indications that we may pursue, including expansion into non-Orphan Drug indications, provides us with a market potential of over $3 billion. This amount does not include any revenues from any potential license of the Company’s intellectual property. We will continue to seek one or more significant license or collaboration arrangements with larger pharmaceutical companies, while we prepare ourselves for potential entrance into the pharmaceutical market with our own products. These arrangements may permit other applications of the AMPAKINE compounds to be advanced into later stages of clinical development and may provide access to the extensive clinical trials management, manufacturing and marketing expertise of such companies.

While not an Orphan Drug indication, the acute treatment of respiratory depression represents an additional market that we may potentially pursue internally. However, we will continue to evaluate related partnership opportunities for the indication. We believe that pre-administration of an AMPAKINE compounds may prevent opiate-induced respiratory depression, while preserving the opiate’s pain relieving effects. As a result, an AMPAKINE compound may improve the safety margin for giving powerful pain relievers following surgical procedures, and thereby provide a valuable tool for anesthesiologists and surgeons to optimize pain management in their patients. Recent research estimates that the treatment market for respiratory depression, including use of an AMPAKINE compound as prevention or as a rescue therapy for respiratory depression, may exceed $1.2 billion in the U.S. alone.

In January 1999, we entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”), at that time a subsidiary of Akzo Nobel. The agreement grants Organon worldwide rights to develop and commercialize our AMPAKINE technology for the treatment of schizophrenia and depression. In November 2007, Organon was acquired by Schering-Plough Corporation. Schering-Plough is currently in Phase II studies with two collaboration AMPAKINE compounds, ORG2448 and ORG26576.

In October 2000, we entered into a research collaboration agreement and a license agreement with Les Laboratoires Servier (“Servier”). The license agreement, as amended to date, will allow Servier to develop and commercialize up to three AMPAKINE compounds selected at the end of the research collaboration in defined territories of Europe, Asia, the Middle East and certain South American countries as a treatment for (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The indications covered include, but are not limited to, Alzheimer’s disease, MCI, sexual dysfunction and anxiety disorders. The research collaboration with Servier was terminated at the end of 2006, and as a result the worldwide rights for (a) treatment of declines in cognitive performance associated with aging, (b) neurodegenerative diseases, (c) anxiety disorders, and (d) sexual dysfunction have been returned to us. While both the Organon and Servier research collaborations have ended, we remain eligible for milestone payments based upon defined clinical development milestones of the licensed compounds, as well as royalties based upon potential commercialization under our licenses from both partners.

For the years ended December 31, 2007, 2006 and 2005, our research and development expenses were approximately $9,327,000, $13,262,000 and $11,361,000, respectively. Decreased expenses for 2007 primarily resulted from the earlier clinical hold of CX717 that was lifted in July 2007. Expenses for the year ended December 31, 2008 are anticipated to increase from 2007 primarily due to an increase in clinical development expenses, including our Phase II studies of the acute treatment of respiratory depression with CX717 and the anticipated initiation of clinical development of CX1739. Expenses for the year ended December 31, 2006 include costs for unanticipated toxicological studies required in response to the earlier clinical hold imposed on CX717 by the FDA at the end of March 2006. Most of those expenses had been incurred as of December 31, 2006.

We face a number of risks in moving our technology through research, development and commercialization. We have never had revenues from commercial sales, have never been profitable on an annual basis and have incurred net losses approximating $92,727,000 through December 31, 2007. We do not anticipate profitability in the short term and will continue to require external funding, either from key corporate partnerships and licenses of our technology or from the private or public equity markets, debt from banking arrangements or some combination of these financing vehicles. As of yet, neither we nor any of our corporate partners have obtained regulatory approval to market any of our products. All of these risks, and others, are described in “Risk Factors” starting on page 18.

Our executive offices are located at 15241 Barranca Parkway, Irvine, California 92618, and our telephone number is (949) 727-3157.

Our website is www.cortexpharm.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as practicable after such material is electronically filed with the Securities and Exchange Commission (the “SEC”).

AMPA Receptor Modulator Program

In June 1993, we licensed a new class of molecules and technology, the AMPAKINE technology, from the University of California. We have subsequently been working to develop and patent new AMPAKINE molecules and to demonstrate efficacy and safety in a number of potential indications.

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

Our AMPAKINE technology is composed of two groups of compounds that we have designated as “low impact” and “high impact.” Compounds from these two groups bind at different sites on the AMPA receptor complex and affect the response in different ways. Both types of compounds positively modulate the AMPA receptor function; low impact compounds generally increase the amplitude of the neuronal action potential, while the high impact compounds increase both the amplitude and the half-width of the neuronal action potential. Additionally, there is evidence that the high impact compounds activate the expression of certain genes in the neuron, including the production of neurotrophins such as Brain-Derived Neurotrophic Factor (“BDNF”). BDNF mediates the differentiation and survival of neurons by providing the necessary trophic support, and modulates synaptic transmission and plasticity. We believe that this action of AMPAKINE molecules imparts these compounds with the potential for disease-modifying activity, since deficits in BDNF have been observed in psychiatric diseases such as anxiety, depression, and ADHD, and neurodegenerative disease such as Alzheimer’s disease, Huntington’s disease, Parkinson’s disease, and Rett’s syndrome.

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

We continue to design, synthesize and test new AMPAKINE molecules. Significant progress has been made with both our “low impact” and “high impact” programs, resulting in the filing of two and three, respectively, provisional patent applications in 2007. When and if these patents are granted, they will provide patent protection for our new molecules through 2028.

“Low Impact” AMPAKINE Platform

Our most advanced low impact AMPAKINE compound is CX717, which is currently being tested in Phase II clinical trials. Several additional compounds with improved potency over CX717 are in late-stage preclinical development. One of these, CX701, may be developed for veterinary use to prevent respiratory depression associated with analgesics and anesthetic agents. The additional compounds, which include CX1739 and CX1763, are structurally different from the CX717 and CX701 series of molecules, and have been included in recently filed patent applications. Assuming no issues arise, the first compound that we plan to move into clinical development during 2008 will be CX1739.

CX717

The Phase I safety trials provided evidence of safety for doses of up to 1,600 mg of CX717 in single doses and up to 800 mg of the drug given twice daily for ten (10) days in 104 human subjects. The pharmacokinetic results to date from the volunteers who have taken CX717 show that the half-life of the drug averages 9 hours, and the amount of drug absorbed over the range of 25 mg to 1600 mg was linear and predictable. Very high plasma drug levels were found in the volunteers, indicating an excellent absorption profile for the drug. CX717 exhibited an excellent safety profile in normal volunteers.

Several Phase II studies have been completed with CX717. These included two sleep deprivation studies and a study in adults with ADHD. A positron emission tomography (“PET”) scan study in Alzheimer’s disease patients has restarted, and two Phase II studies are planned to start during the first quarter of 2008 to investigate the ability of CX717 to prevent respiratory depression induced by an opiate analgesic.

In the first sleep deprivation study, conducted in the United Kingdom (UK) in 2005, CX717 was evaluated for its effectiveness in ameliorating the sleepiness and temporary cognitive impairment induced by overnight sleep deprivation. The study was a randomized, double-blind, placebo-controlled, four-way crossover trial of 16 male volunteers. Doses of 100 mg, 300 mg, and 1,000 mg and placebo were tested. The primary finding, derived from results on the maintenance of wakefulness test and polysomnography, was that CX717 produced some stimulant activity at the highest doses and seemed to interfere with deep sleep and the ability to fall asleep in a dose-dependent manner. Modest improvements in cognitive function with CX717 were best illustrated in the subjects who suffered a decline in their cognition as a result of the sleep deprivation. There were no serious adverse events or clinically significant safety issues in the study. All doses of CX717 were well tolerated. Mild headache was the most common adverse event.

The second sleep deprivation study was designed, funded and executed by the Defense Advanced Research Projects Agency (“DARPA”). The study, conducted in 2006, assessed the effect of CX717 on cognitive performance and alertness across four nights of simulated night-shift work and restricted daytime sleep. The study was a randomized, double-blind, placebo-controlled, parallel group study in healthy young adult male volunteers. Fifty subjects were assigned to one of three CX717 dose groups or placebo. The primary finding from the study was that CX717 did not enhance cognitive performance relative to treatment with placebo. However, similar to the observations in the UK sleep deprivation study, CX717 did alter the recovery sleep architecture as measured by EEG polysomnography in a dose-related manner. CX717 was well tolerated, and no serious adverse events or other significant safety concerns were observed. Differences in study design and study procedures may have contributed to some of the divergent results between the shift work simulation study and the UK study.

In early 2006, we reported that a three-week treatment with CX717 reduced symptoms of ADHD in adult patients. Forty-nine patients with ADHD completed the randomized, double-blind, placebo-controlled, two-way crossover design study. The primary outcome measure was the ADHD Rating Scale, which evaluates both the inattentiveness and hyperactivity symptoms. The overall ADHD Rating Scale score showed positive statistical changes in the ADHD Rating Scale scores (p<0.002) in the 800 mg twice daily dose group of 22 patients and also statistically significant effects on the hyperactivity subscale (p<0.01) and the inattentiveness subscale (p<0.03) compared to placebo. The 200 mg twice daily dose, tested in a group of 27 patients, did not show a significant effect. However, while the ADHD-RS values did not separate from the placebo values at the lower dose, they did show a trend for improvements in the ADHD-RS as dosing progressed from week 1 to week 3. CX717 was well tolerated, and there were no serious adverse events or other significant safety concerns with either dose.

A Phase II positron emission (PET scan) study in Alzheimer’s patients was previously initiated in 2005. However, following the FDA-enforced clinical hold for CX717 (described below), the study was temporarily stopped. Following the decision by the FDA in July 2007 that we can proceed again at all dose levels originally planned for this study, the study has been re-initiated. The pilot study design is a randomized, double-blind, study using placebo and two dose levels to assess the efficacy and safety of single administrations of CX717 on measures of regional cerebral blood flow and cognitive function in a population of patients with Alzheimer’s disease and matched normal elderly volunteers.

Two additional Phase II studies have been approved by the German Federal Institute for Drugs and Medical Devices, or BfArM (the German regulatory agency) for initiation during first quarter of 2008. These studies will examine the effect of CX717 on the respiratory depression induced by the opiate agonist, alfentanil. The first study is a single dose, randomized, double-blind, placebo-controlled, two-period crossover design in 16 healthy subjects. The primary study objective is to determine if CX717 can prevent respiratory depression while preserving the underlying desired analgesic effect of alfentanil. Currently available opioid reversal agents, such as naloxone (Narcan®), also eliminate the analgesic effect of opioids, which is a major drawback.

The second study is a single dose, randomized, double-blind, placebo-controlled, two-period crossover design in 24 (8 subjects/dose) healthy subjects. Three different doses of CX717 will be assessed in this study, with the objective to determine an optimal dose for the prevention of respiratory depression in humans. We anticipate preliminary results from the one study by the end of the second quarter 2008 and the other by early in the third quarter 2008.

Regulatory Issues with CX717

In late March 2006 the Neurology Division of the FDA notified us that it was placing CX717 on clinical hold due to concerns related to some preclinical animal toxicology data. After submitting a response to the Agency in September 2006, the clinical hold was lifted in October 2006, but the FDA limited the approved dosage levels of the compound. Those dosing limitations impacted our plans to conduct further clinical testing of CX717. We submitted additional data to the Neurology Division in April 2007 that demonstrated that the animal toxicity issues were postmortem, fixative-induced effects. In July 2007, the Neurology Division removed the dosing restrictions, and allowed us to resume our clinical trial with CX717 in Alzheimer’s disease at all dose levels requested prior to the hold being placed on the compound.

Shortly thereafter, in September 2007 we submitted a Notice of Claimed Investigational Exemption for a New Drug (IND) to the Division of Psychiatry Products of the FDA to allow us to proceed with longer term human clinical studies of CX717 for ADHD. In October 2007, the Division rejected our IND application. At this time, we do not anticipate submitting further data to the Agency for CX717 as a treatment for ADHD, but we continue to advance additional preclinical AMPAKINE compounds that may be a potential therapy for such indication.

The data developed during the additional toxicology studies conducted during 2006 and 2007 clearly demonstrated that the postmortem artifacts could not be developed during short dosing periods with CX717, but only were found after chronic dosing at very high dose levels in animals. We believe that by developing an acute use for CX717 we can mitigate any perceived risks associated with chronic doses of the compound. The risk/benefit ratio for the treatment of patients with life-threatening disorders, such as respiratory depression, is significantly different than that for the treatment of ADHD. In addition, our preclinical data for improvement of memory and cognition in animals consistently indicates required dose levels of CX717 that represent a 5 to 10-fold level less than the dose required in animal models of ADHD. Either lower dosage levels for chronic administration and/or acute uses are thus possible options for the continued development of CX717.

“High Impact” AMPAKINE Platform

We have made significant progress with our “high impact” program during the last 12 months. The most advanced compound, CX1837 is currently undergoing preclinical testing. Assuming all tests are positive, we plan to move the compound into toxicology testing in late 2008. Several compounds have been tested in animal behavioral models. In genetic mouse models that have shown Huntington’s-like disease, the high impact molecule CX929 has demonstrated potential to restore depressed levels of the growth factor BDNF, and improve deficits in a process known as hippocampal long-term potential, a cellular mechanism thought to underlie learning and memory. Furthermore, treating these mice with CX929 also has demonstrated an improvement in motor deficits that occur in untreated mice. This preclinical data therefore suggests that high impact AMPAKINE molecules might have beneficial effects in Huntington’s disease patients.

We have also looked at the effect of AMPAKINE molecules on two different genetically altered mouse models of central nervous system disease: Rett syndrome and Fragile X syndrome. The Rett syndrome mice exhibit many of the same characteristics as the disease that occurs in girls. One aspect of the disease, the irregular breathing patterns with bouts of apnea, is a disturbing aspect of the disease in patients, and is also seen in the genetically altered mice. We have found that AMPAKINE molecules can restore the breathing pattern to a more normal, regular breathing pattern in those mice. The other genetically altered mouse model exhibits many of the characteristics of Fragile X. The current data that has been generated in these mice suggests that AMPAKINE molecules such as CX929 augment levels of the growth factor BDNF, which could be valuable for correcting abnormalities in dendritic spines and synaptic function associated with Fragile X syndrome.

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

Psychostimulants, including amphetamine and methylphenidate, represent the most widely researched and commonly prescribed treatments for the disorder. Based upon data from IMS Health, in 2006, psychostimulants accounted for a global market of approximately $3 billion. Because of the availability and frequent prescribing of psychostimulants, concerns over their potential overuse and abuse have intensified. Along with the abuse potential, treatments with psychostimulants may result in side effects. According to the National Institutes of Health, some children on these medications may lose weight, have less appetite and temporarily grow more slowly. Others may experience problems falling asleep. Given the lack of consistent improvement beyond the disorder’s core symptoms and the deficit of long-term studies, the need remains for additional testing with medications and behavioral treatments. Most of the psychostimulants also carry black box warnings related to the cardiovascular risks associated with the increases in blood pressure and heart rate caused by these agents.

We believe that AMPAKINE compounds with appropriate potency and duration of activity may represent a novel, non-stimulant approach for treating ADHD patients.

Respiratory Depression

Respiratory depression represents a potentially life-threatening condition resulting from analgesic, hypnotic and anesthesia medications. The condition results in a depression of breathing that causes a reduced availability of oxygen to vital organs.

Respiratory depression is a leading cause of death from the overdose of some classes of abused drugs, but the condition also may arise during typical physician-supervised procedures such as surgical anesthesia, post operative analgesia and as a consequence of normal out-patient management of pain from illnesses or injuries. Events also may occur when two or more central nervous depressants are taken together or when prescribed drugs are taken in ways not intended by the physician. Sleeping disorders like sleep apnea are another predisposing factor for respiratory depression. Recent research estimates that the treatment market for respiratory depression may be approximately $1.2 billion in the U.S. alone.

Our own recently completed market research suggests that respiratory depression may occur during 10% to 15% of inpatient surgical procedures. Some of these respiratory depression events lead to death. The primary drug classes responsible for these effects are opiates and barbiturates. Opiates include standard pain medications such as morphine, fentanyl and codeine, along with vicodin, hydrocodone and oxycontin. Barbiturates include sedative drugs such as pentobarbital.

Currently, the only pharmacological method to counter respiratory depression induced by opiates is to administer opiate receptor antagonists such as naloxone (Narcan®), but those antagonists eliminate the analgesic activity of drugs administered for severe pain relief, which is a major drawback for using those agents.

In May 2007, we entered into an exclusive patent license agreement with the University of Alberta to potentially broaden the use of our AMPAKINE technology to prevent and treat opiate- and barbiturate-induced respiratory depression. The related patent application filed by Dr. John Greer of the University of Alberta describes a method by which an AMPAKINE compound can reverse the respiratory depression associated with classes of commonly prescribed opiate analgesics and barbiturates. Dr Greer has demonstrated in animal models that the respiratory depression induced by these agents can be reversed or prevented with an AMPAKINE, without a reduction of pain relief or sedation. We believe that this creates the opportunity to use an AMPAKINE compound in conjunction with commonly prescribed barbiturates or opiates to reduce the mortality caused by these adverse reactions. Preliminary animal data also suggests that an AMPAKINE compound may also reverse the respiratory depression effects of propofol (Diprivan®), a commonly used intravenous anesthetic agent.

Alzheimer’s Disease and Mild Cognitive Impairment

Impairment of memory and cognition is a significant health care problem that grows as the elderly population continues to increase. Dementia can be diagnosed in those individuals who develop persistent memory and cognitive deficits as well as in those who suffer from difficulties in their social, occupational and other activities of daily living. With advanced dementia, many elderly individuals become confined to nursing homes because of psychological disorientation and profound functional difficulties. Pharmaceuticals to alleviate deficits in memory and cognition could potentially enable elderly individuals with dementia to regain some functional abilities that may help them remain independent longer, resulting in improved quality of life and substantial savings in health care costs.

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

It is in the early and middle stages of Alzheimer’s disease that we believe AMPAKINE molecules may play a valuable role, enhancing the effectiveness of the brain cells and brain circuits that have not yet succumbed to the disease. This enhancement may help to alleviate the memory and cognitive deficits that constitute the major symptoms of Alzheimer’s disease.

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

Patients with MCI represent the earliest clinically-defined group with memory impairment beyond that expected for normal individuals of the same age and education, but do not meet the clinical criteria for Alzheimer’s disease.

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

Given the lack of consensus by the FDA on the diagnostic and outcome for success in MCI, we believe that the AMPAKINE compounds must first demonstrate efficacy in Alzheimer’s disease before undertaking studies with the compounds in MCI. Yet given the potential size of the MCI market, we remain interested in this indication.

Day-Time Sleepiness Disorders

Sleep disorders represent a broad range of illnesses arising from many causes, including abnormalities in physiological functions during sleep, abnormalities of the biological clock and sleep disturbances that are induced by factors outside of the sleep process. According to the National Sleep Foundation, over the past century, society has reduced its average asleep time by 20 percent and, in the past 25 years, added a month to its average annual work/commute time. When the body is deprived of the sleep that it needs, the ability to concentrate or perform even simple tasks declines, and productivity suffers. We believe that AMPAKINE compounds may be useful in treating day-time sleepiness resulting from narcolepsy, shift work and obstructive and central sleep apnea among other potential causes.

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

Narcolepsy represents an Orphan Drug indication that would reduce both our cost and time to market for a potential therapeutic agent. The potential of using AMPAKINE compounds for treatment of narcolepsy comes from work done in a monkey model of sleep deprivation. In these monkey studies, CX717 and other AMPAKINE compounds were able to reverse the deficits that sleep deprivation caused in the ability of the monkeys to accurately perform a challenging cognitive performance task. The human trials to date with CX717 suggests that a more potent low impact compound, perhaps such as CX1739, may lead to a therapy for narcolepsy with a low impact AMPAKINE compound.

Depression

It is estimated that major depression affects over 18.8 million people in the U.S. and over 121 million people worldwide, with approximately 20% of the global population at risk of developing major depression at some point in their lives. Women are almost twice as likely to suffer from depression as men (9.5% versus 5.8%), but prevalence figures vary from country to country. Depression costs the U.S. an estimated $44 billion each year. The World Health Organization predicts depression will become the leading cause of disability by the year 2020.

In the U.S., the depression market is considered the largest segment of the central nervous system market with global sales in excess of $20 billion in 2006. This is a mature market with a number of the leading brands facing patent expiration in the next five to six years.

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

Autism is a complex developmental disability that typically appears during the first three years of life and is the result of a neurological disorder that affects the functioning of the brain. Autism and its associated behaviors have been estimated to occur in as many as 2 to 6 in 1,000 individuals. The disability is four times more prevalent in males than in females.

Autism impacts the normal development of the brain in the areas of social interaction and communication skills. Children and adults with autism typically have difficulties in verbal and nonverbal communication, social interactions, and leisure or play activities. Persons with autism may exhibit repeated body movements, unusual responses to people or attachments to objects, and resistance to changes in routines. Individuals also may experience heightened sensitivities of sight, hearing, touch, smell and taste. There are currently no approved therapeutic treatments for autism, although early behavioral intervention dramatically improves the outcome.

Recent scientific research has led to an improved understanding of Fragile X syndrome and autism. A number of scientists have suggested that the use of a drug to enhance glutamate transmission, such as an AMPAKINE compound, may be beneficial.

Further, the genetic defect in Fragile X results in the reduction or absence of an important protein, Fragile X Mental Retardation Protein, or FMRP. FMRP is thought to play an important role in allowing normal levels of AMPA receptor proteins to be made. Increasing the activity of AMPA receptors with an AMPAKINE may overcome the reduced number of AMPA receptors produced by the reduced level of FMRP protein.

Some Fragile X clinicians believe that AMPAKINE compounds with the potential to raise neurotrophic levels may improve Fragile X patients, especially if administered at a young age. Preliminary studies in transgenic mice with the Fragile X gene provide some encouraging information that may lead to clinical trials using a high impact AMPAKINE compound. More potent and longer lasting AMPAKINE compounds, particularly ones which up regulate BDNF, will most likely be required to moderate this disease.

Huntington’s Disease

Huntington’s disease is an inherited, progressive brain disorder characterized by involuntary movements, psychiatric disturbances, and dementia. It typically strikes people whose ages are in the 30s or 40s. Patients ultimately lose physical and mental abilities to care for themselves. Walking becomes impossible, swallowing difficult, and dementia profound. At the end stage of the disorder, most patients require institutionalization. Current epidemiologic data show that there are 25,000 to 30,000 patients in the U.S. with Huntington’s disease, thus qualifying it as an Orphan Drug indication.

Both low and high impact AMPAKINE compounds may play a role in the treatment of Huntington’s disease, either as a mono-therapy or in combination with existing pharmacology. AMPAKINE compounds, like CX717, could potentially play a symptomatic role in the reduction of memory and cognitive components of this disease. High impact AMPAKINE compounds that have a potent effect on the production of neurotrophic factors, such as BDNF, theoretically could have a disease modifying effect on this terminal disease.

Schizophrenia

The worldwide incidence of schizophrenia is approximately 1.0% of the population, regardless of ethnic, cultural or socioeconomic status. Schizophrenia typically develops in late adolescence or early adulthood and involves a collection of symptoms. These are generally characterized as positive symptoms (delusions and hallucinations), negative symptoms (social withdrawal and loss of emotional responsiveness) and cognitive symptoms (disordered thought and attention deficits).

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

Other Indications

We may conduct studies in various other indications that have not been discussed above. In addition to the AMPAKINE CX717, we plan to advance other AMPAKINE compounds that have shown promise in animal models. During 2007, we developed a number of new patent applications for new composition of matter patents for both high and low impact compounds. If these applications are granted, they will provide patent protection for our new AMPAKINE molecules through 2028.

Manufacturing

We have no experience or capability to either manufacture bulk quantities of the new compounds that we develop, or to produce finished dosage forms of the compounds, such as tablets or capsules. We rely, and presently intend to rely, on the manufacturing and quality control expertise of contract manufacturing organizations or current and prospective corporate partners. There is no assurance that we will be able to enter into manufacturing arrangements to produce bulk quantities of our compounds on favorable financial terms. There is, however, substantial availability of both bulk chemical manufacturing and dosage form manufacturing capability in the U.S. and international pharmaceutical industry that we believe that we can readily access. See “Risk Factors – Risks related to our business – We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” on page 20 for a discussion of certain risks related to the development and commercialization of our products.

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

Technology Rights

In 1993, we entered into an agreement with the Regents of the University of California (the “University”), under which we secured exclusive commercial rights to AMPA-receptor modulating technology and compounds (the AMPAKINE technology) for the treatment of deficits of memory and cognition. The relationship later was expanded to include additional agreements for other indications. We paid an initial license fee and are obligated to make additional payments, including license maintenance fees and patent expense reimbursements creditable against future royalties, over the course of initiating and conducting human clinical testing and obtaining regulatory approvals. When and if sales of licensed products commence, we will pay royalties on net sales. During the fiscal year ended June 30, 2003, we amended the agreement with the University to exclude the treatment of disease areas outside of the central nervous system that we would not have the resources or the capability to develop in a timely manner. Of the patents licensed from the University, the date for the last to expire patent is September 2017. See “Risk Factors – Risks related to our business – Our products rely on licenses from the Regents of the University of California, and if we lose access to these technologies, our business would be substantially impaired” on page 20 for a discussion of certain risks related to our licenses with the University.

Patents and Proprietary Rights

We are aggressively pursuing patent protection of our technologies. We own or have exclusive rights (within our areas of product development) to more than 22 patent families comprising over 150 issued or allowed U.S. and foreign patents and over 100 additional U.S. patent applications and their international counterparts pending. Over 130 of these are composition of matter patents that cover hundreds of our compounds. These patents form the foundation of the Company’s business and the pharmaceutical industry in general. Additionally, we are consistently filing new disclosures and patents for new structures and new uses, and in 2007 we filed five new patent applications covering hundreds of new compounds. If these applications are granted as filed, they will provide patent protection for our new molecules through 2028.

One of our patents covers the method of use for our AMPAKINE compounds — as well as compounds made by others — and describes the mechanism by which AMPAKINE compounds may affect the treatment of memory and cognition. This patent issued to the University in the U.S. in 1999 and provides protection through 2016. We believe that this patent provides coverage in the U.S. that extends to both neurological disorders such as Alzheimer’s disease as well as psychiatric conditions with cognitive disturbances including depression, obsessive compulsive disorder, attention deficit disorder, and phobic disorders. Similar method of use patents have been issued to us in Mexico, Australia and New Zealand.

In November 2003, a similar patent was issued to the University by the European Patent Office (“EPO”) that provides protection through 2013. Upon issuance of the patent, an opposition was filed by Eli Lilly and Company. In August 2004, GlaxoSmithKline also filed an opposition. In cooperation with the University, we responded to the oppositions. An oral hearing took place at the EPO in late January 2008. A formal written decision has not yet been received from the EPO Opposition Division to provide clarity on the decision, although a verbal decision to revoke the patent was rendered at the hearing. Upon receipt of the written decision, which will give the reasons for the revocation decision, we will file a formal appeal. One of the reasons for the revocation cited at the hearing was a filing technicality related to matter added to the original patent application. The EPO decided that the parent application as filed did not provide sufficient basis for several terms that appeared in the final claims of the patent. The revocation decision does not take effect until any appeal is concluded, and that process will take several years to resolve.

We believe that the legal process related to our appeal of the revocation by the EPO may continue for most of the remaining life of the patent, given that the European patent expires in 2013. We do not believe that the European decision is material to the future of our AMPAKINE technology because of this patent’s limited life for commercial protection. Most importantly, we own a large portfolio of composition of matter patents with much longer patent lives that we believe are fundamental to pharmaceuticals in general and more critical to our commercial protection worldwide.

Because patent rules and regulations, and burden of proof requirements differ substantially between the U.S. and Europe, specifically in regards to the revocation reason cited by the EPO above, we believe that the decision by the EPO is not likely to impact the patent that has issued in the U.S.

Another method of use patent contains a broad claim for any AMPA-modulating compound to treat schizophrenia. This patent was issued to the University in the U.S. in 1998, and subsequently has issued in Australia. An additional method of use patent containing a broad claim for any AMPA-modulating compounds combined with antipsychotic medications to treat schizophrenia has issued in Europe. However, in December 2006 we were notified by the EPO that oppositions to this patent were filed by Eli Lilly and Company and another by Glaxo Group Limited. In April 2007, we submitted our written response to the EPO to counter these objections. There is no timeframe available for a decision from the EPO and such decision may be appealed by us or the party filing the opposition. As a result, the process to determine whether the oppositions filed for this patent will or will not prevail in Europe may take several years to resolve.

Our rights under the University patents are contingent upon us making certain minimum annual payments to the University, meeting certain milestones and diligently seeking to commercialize the underlying technology. Over the past five years, we believe that we have demonstrated such diligence and our investment in the technology has been at unprecedented levels.

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

Also, we rely to a certain extent upon unpatented proprietary technology and may determine in some cases that our interests would be better served by reliance on trade secrets or confidentiality agreements rather than patents. See “Risk Factors – Risks related to our industry – If we fail to secure adequate intellectual property protection, it could significantly harm our financial results and ability to compete” on page 22 for a discussion of certain risks related to the protection of our intellectual property rights.

Government Regulation

In order to test, produce and market human therapeutic products in the U.S., mandatory procedures and safety standards established by the FDA must be satisfied. Obtaining FDA approval is a costly and time-consuming process. We have initiated Phase I and early Phase II testing in the U.S. and Europe. Some clinical trials were and are performed in the U.S. under Notices of Claimed Investigational Exemption for a New Drug (“IND”) filed with the FDA by our clinical collaborators. We filed an IND for the AMPAKINE CX717 in December 2004. It is our intent that Organon, Servier or another pharmaceutical company partner or partners that we are seeking, will pursue other required regulatory approvals to conduct further clinical testing with AMPAKINE compounds. However, we intend to file other IND’s for additional AMPAKINE compounds to facilitate the development of our Orphan Drug strategy and the newer respiratory depression indications.

Clinical trials are normally conducted in three phases. Phase I trials are concerned primarily with safety of the drug, involve fewer than 100 subjects, and may take from six months to over a year. Phase II trials normally involve a few hundred patients. Phase II trials are designed to demonstrate effectiveness and to determine optimal dosing in treating or diagnosing the disease or condition for which the drug is intended. Short-term side effects and risks in people whose health is impaired also may be examined. Phase III trials may involve up to several thousand patients who have the disease or condition for which the drug is intended, to approximate more closely the conditions of ordinary medical practice. Phase III trials also are designed to clarify the drug’s benefit-risk relationship, to uncover less common side effects and adverse reactions, and to generate information for proper labeling of the drug. The FDA receives reports on the progress of each phase of clinical testing, and may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients. The FDA estimates that the clinical trial period of drug development can take up to ten years, and typically averages six years. With certain exceptions, once clinical testing is completed, the sponsor can submit a New Drug Application for approval to market a drug. The FDA’s review of a New Drug Application can also be lengthy.

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

Competition

The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including both major pharmaceutical companies and specialized biotechnology companies, are engaged in activities similar to ours. A large number of drugs intended for the treatment of Alzheimer’s disease, MCI, schizophrenia, depression, ADHD and other neurological and psychiatric diseases and disorders are on the market or in the later stages of clinical testing. For example, approximately 15 drugs are in development in the U.S. for schizophrenia and over 25 drugs are under clinical investigation in the U.S. for the treatment of Alzheimer’s disease. We are not aware of any other companies developing drugs for the reversal of respiratory depression induced by opiates or other central nervous system agents. Most of our competitors have substantially greater financial and other resources and larger research and development staffs. Larger pharmaceutical company competitors also have significant experience in preclinical testing, human clinical trials and regulatory approval procedures.

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

Employees

We currently have 27 full-time employees, of which eight are engaged in management and administrative support and the remainder are engaged in research and development, including one M.D. and 12 Ph.D.-level or equivalent employees.

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

Since our formation on February 10, 1987 through December 31, 2007, we have generated only modest operating revenues and we have incurred net losses approximating $92,727,000. For the years ended December 31, 2007, 2006 and 2005, our net losses were approximately $12,969,000, $16,055,000, and $11,606,000, respectively. As of December 31, 2007, we had an accumulated deficit of approximately $94,759,000. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. As with other companies in the biotechnology industry, it is possible that we will never achieve profitable operations.

If we are unable to progress in our clinical development of AMPAKINE CX717 for an acute indication in a timely manner, or at all, there could be a significant negative impact on our business operations and the market price of our common stock.

On October 10, 2007, the Division of Psychiatry Products of the FDA notified us that it rejected our IND to study AMPAKINE CX717 in ADHD. The denial was based upon results of animal toxicology studies that we filed with the agency. At this time, we do not anticipate re-submitting further data to the FDA for CX717 in the ADHD indication.

Our objective is to continue our plans to develop CX717 for the acute treatment of respiratory depression and to continue our study of CX717 in our Alzheimer’s disease PET scan study. We believe that the IND previously filed with the Division of Neurology Products of the FDA for the treatment of

Alzheimer’s disease will not be affected by the actions of the Division of Psychiatry Products. However, there can be no assurance that we will receive final FDA approval for any eventual New Drug Application submission.

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

We will require substantial additional funds to advance our research and development programs and to continue our operations, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products, and if we independently undertake marketing and promotion of our products. Additionally, we may require additional funds in the event that we decide to pursue strategic acquisitions of or licenses for other products or businesses. Based on our current operating plan, including planned clinical trials and other product research and development costs, we estimate that our existing cash resources will be sufficient to meet our requirements into calendar year 2009. However, we believe that we will require additional capital to fund on-going operations beyond that time. Additional funds may result from milestone payments related to our agreements with Organon and Servier, although there is no assurance that we will receive milestone payments from Organon or Servier within the desired timeframe, or at all. Additional funds also may result from the exercise of warrants to purchase shares of our common stock. As of December 31, 2007, warrants to purchase up to approximately 13.8 million shares of our common stock were outstanding. If these remaining warrants are fully exercised, of which there can be no assurance, such exercise would provide approximately $36,600,000 of additional capital.

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

Our products rely on licenses from The Regents of the University of California and The Governors of the University of Alberta, and if we lose access to these technologies or applications, our business would be substantially impaired.

Under our agreements with The Regents of the University of California, we have exclusive rights to AMPAKINE compounds for all applications for which the University has patent rights, other than endocrine modulation. Under our agreement with The Governors of the University of Alberta, we have exclusive rights to the use of AMPAKINE compounds to prevent and treat respiratory depression induced by opiate analgesics, barbiturates and anesthetic and sedative agents.

Our rights to certain of the AMPAKINE compounds are secured by patents or patent applications owned wholly by the University of California or by the University of California as a co-owner with us. Our existing agreements with the University of California require the University of California to prepare, file, prosecute and maintain patent applications related to our licensed rights at our expense. Such agreements also require us to make certain minimum annual payments, meet certain milestones or diligently seek to commercialize the underlying technology.

Under such agreements, we are required to make minimum annual royalty payments approximating $70,000. Separately, we are required to spend a minimum of $250,000 per year to advance the AMPAKINE compounds until we begin marketing an AMPAKINE compound. The commercialization efforts in the agreements require us to file for regulatory approval of an AMPAKINE compound before October 2012.

Our rights to the use of AMPAKINE compounds to prevent and treat respiratory depression induced by opiate analgesics, barbiturates and anesthetic and sedative agents include rights to a patent application owned wholly by The Governors of the University of Alberta. Our existing agreement with The University of Alberta requires us to file, prosecute and maintain patent applications related to our licensed rights in coordination with the University of Alberta. Such agreement also requires us to make certain minimum annual payments pursuant to the terms of a research agreement, meet certain milestones and diligently seek to commercialize the underlying technology. Although we currently are in compliance with our obligations under the agreements with each of The Regents of the University of California and The Governors of the University of Alberta, including minimum annual payments and diligence milestones, our failure to meet any of these requirements could allow the respective university to terminate that particular agreement. Management believes that it maintains a strong relationship with each such university.

We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies.

The development of AMPAKINE products is subject to the risks of failure commonly experienced in the development of products based upon innovative technologies and the expense and difficulty of obtaining approvals from regulatory agencies. Drug discovery and development is time consuming, expensive and unpredictable. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. In the fields that we target, approximately one in five compounds placed in clinical trials generally reaches the market. All of our proposed products are in the preclinical or early clinical stage of development and will require significant additional funding for research, development and clinical testing before we are able to submit them to any of the regulatory agencies for clearances for commercial use. Our trials that are subject to our collaborative research arrangements are being funded by third parties and do not involve financial commitments from us.

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

We are highly dependent upon key management and technical personnel and currently do not carry any insurance policies on such persons. In particular, we are highly dependent on our Chairman, President and Chief Executive Officer, Roger G. Stoll, Ph.D.; our Chief Scientific Officer and Chief Operating Officer, Mark A. Varney, Ph.D.; and our Chief Medical Officer, Pierre V. Trân, M.D., M.M.M., all of whom have entered into employment agreements with us. Competition for qualified employees among pharmaceutical and biotechnology companies is intense. The loss of any of our key management or technical personnel, or our inability to attract, retain and motivate the additional highly-skilled employees and consultants that our business requires, could substantially hurt our business and prospects.

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

The market price of securities of life sciences companies in general has been very unpredictable. The range of sales prices of our common stock for the fiscal years ended December 31, 2007, 2006 and 2005, as quoted on The American Stock Exchange, was $0.44 to $3.47, $1.19 to $5.94 and $1.96 to $3.03, respectively. The following factors, in addition to factors that affect that market generally, could significantly impact our business, and the market price of our common stock could decline:

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

As of March 10, 2008, we had approximately 47.5 million shares of common stock outstanding. Additionally, if all warrants and options outstanding as of such date are exercised prior to their expiration, approximately 25.4 million additional shares of common stock could become freely tradable without restriction. Sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock and could also make it more difficult for us to raise funds through future offerings of common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 32,000 square feet of office, research laboratory and expansion space in Irvine, California, under an operating lease that expires May 31, 2009. The lease includes an option to allow us to extend the term for up to three years or to renegotiate renewal terms. Current monthly rent on these facilities is approximately $45,000. We believe that our current facilities will be adequate and suitable for our research and development activities for at least the remainder of the lease term.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings, nor has any material proceeding been terminated during the fiscal year ended December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The American Stock Exchange under the symbol, “COR.” The following table presents quarterly information on the high and low sales prices of the common stock for the fiscal years ended December 31, 2007 and 2006, as furnished by The American Stock Exchange.

	High	Low
Fiscal Year ended December 31, 2007

Fourth Quarter	$1.85	$0.44
Third Quarter	3.47	1.63
Second Quarter	3.13	2.01
First Quarter	2.55	1.02

Fiscal Year ended December 31, 2006

Fourth Quarter	$3.81	$1.19
Third Quarter	3.50	2.50
Second Quarter	3.58	2.43
First Quarter	5.94	2.25

As of March 10, 2008, there were 449 stockholders of record of our common stock, and approximately 10,400 beneficial owners. The high and low sales prices for our common stock on March 10, 2008, as reported by The American Stock Exchange, were $0.82 and $0.73, respectively.

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

During the fiscal year ended December 31, 2007, we did not repurchase any of our securities.

Stock Performance Graph

Set forth below is a line graph comparing the cumulative stockholder return on our common stock with the cumulative total return of The American Stock Exchange Composite Index and an industry peer group identified by us (the “Peer Group Index”). The Peer Group Index consists of TorreyPines Therapeutics, Indevus Pharmaceuticals, Inc., Spectrum Pharmaceuticals, Inc., Neurobiological Technologies, Inc., StemCells, Inc. and Titan Pharmaceuticals, Inc. The Peer Group Index return consists of the weighted returns of each component issuer according to such issuer’s respective stock market capitalization at the beginning of each period for which a return is indicated.

The graph assumes an investment of $100 in our common stock on January 1, 2002, and an investment in each of The American Stock Exchange Composite Index and the Peer Group Index of $100 on January 1, 2002. The graph covers the period from January 1, 2002 to December 31, 2007.

The calculation of cumulative stockholder return for The American Stock Exchange Composite Index and the Peer Group Index includes the reinvestment of dividends. The calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay dividends on our common stock during the measurement period. The performance shown is not necessarily an indicator of future price performance.

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

(In thousands, except per share data)

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005	Six Months ended December 31, 2004	Years ended June 30,
					2004	2003
INCOME STATEMENT DATA
Revenues:
Research and license revenue	$—	$1,150	$2,473	$1,788	$6,792	$4,765
Grant revenue	—	27	104	108	181	467

Total revenues	—	1,177	2,577	1,896	6,973	5,232

Operating expenses:
Research and development	9,327	13,262	11,361	5,010	6,305	3,801
General and administrative	4,320	4,616	3,376	1,598	3,208	2,620

Total costs and expenses	13,647	17,878	14,737	6,608	9,513	6,421

Loss from operations	(13,647)	(16,701)	(12,160)	(4,712)	(2,540)	(1,189)

Interest income, net	678	646	637	167	149	14

Change in fair value of common stock warrants	—	—	(83)	498	(3,603)	—

Net loss applicable to common stock	$(12,969)	$(16,055)	$(11,606)	$(4,046)	$(5,994)	$(1,175)

Basic and diluted net loss per share	$(0.31)	$(0.47)	$(0.36)	$(0.14)	$(0.26)	$(0.07)
Shares used in basic and diluted calculation	42,133	34,349	32,665	28,355	23,182	16,868

Non-cash stock compensation charges included in operating expenses:
Research and development	$1,371	$1,997	$183	$84	$189	$77
General and administrative	866	1,234	(15)	68	917	140

	$2,237	$3,231	$168	$152	$1,106	$217

BALANCE SHEET DATA
Cash and equivalents	$4,021	$1,649	$2,063	$9,157	$9,977	$1,125
Marketable securities	13,264	7,799	15,198	18,839	12,211	—
Working capital	15,805	7,917	14,710	26,070	20,567	(1,505)
Total assets	18,429	10,435	17,989	29,912	22,891	2,179
Unearned revenue, net of current portion, and other long-term liability	25	58	50	23	381	247
Common stock warrants	—	—	—	3,958	—	—
Total stockholders’ equity (deficit)	16,677	8,320	15,132	23,647	20,489	(1,420)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited financial statements and notes related thereto appearing elsewhere herein.

Critical Accounting Policies and Management Estimates

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and most demanding of their judgment. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This process forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104 (“SAB 104”), amounts received for upfront technology license fees under multiple-element arrangements are deferred and recognized over the period of committed services or performance, if such arrangements require our on-going services or performance. We record grant revenues as we incur expenses related to the grant projects. All amounts received under collaborative research agreements or research grants are nonrefundable, regardless of the success of the underlying research.

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

Given that we previously followed APB 25 and SFAS 148 in accounting for our employee stock options, the impact of adopting the expense recognition requirements of SFAS 123(R) was significant to our results of operations, but not our financial position. Our net loss for the year ended December 31, 2007 and 2006 includes approximately $2,160,000 and $3,050,000 of non-cash stock-based employee compensation costs, respectively. For the year ended December 31, 2005, our net loss includes approximately $13,000 of non-cash stock-based employee compensation costs.

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

Transition to EITF 00-19-2 was to be achieved by reporting a change in accounting principle through a cumulative-effect adjustment to the opening balance of retained earnings. For purposes of measuring the cumulative-effect adjustment related to the recognition of a contingent liability, we evaluated whether the transfer of consideration under our registration payment arrangements was probable and could be reasonably estimated as of the January 1, 2007 adoption date. Given that we did not deem the transfer of consideration under our existing registration payment arrangements as probable as of December 31, 2006, we did not record a cumulative-effect adjustment in connection with the adoption of this FSP.

In connection with the obligation to maintain effectiveness of the registration statements filed with each of the August 2003, January 2004 and December 2004 transactions, the Company has estimated the maximum potential amount of undiscounted payments that it could be required to make under the registration arrangements as approximately $276,000, $2,783,000 and $3,762,000, respectively. Given that the Company did not deem the transfer of consideration under its existing registration payment arrangements as probable as of December 31, 2007, no related expense or liability has been recorded during the year ended December 31, 2007.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the U.S., with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by accounting principles generally accepted in the U.S.

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

The agreement with Organon also includes milestone payments based upon clinical development, plus royalty payments on worldwide sales. Through December 31, 2007, we have received milestone payments totaling $6,000,000 under the agreement with Organon.

In October 2000, we entered into a research collaboration agreement and an exclusive license agreement with Les Laboratoires Servier (“Servier”). The license agreement will allow Servier to develop and commercialize select AMPAKINE® compounds for the treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Amyotrophic Lateral Sclerosis. In early December 2006, we terminated the research collaboration with Servier and as a result the worldwide rights for the AMPAKINE technology for treatment of neurodegenerative diseases were returned to us, other than three compounds selected by Servier for commercialization.

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

From inception (February 10, 1987) through December 31, 2007, we sustained losses approximating $92,727,000. Due to projected fluctuations in funding, continuing losses are likely over the next several years, as our ongoing operating expenses will only be offset, if at all, by possible milestone payments from our agreements with Servier and Organon, or under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under the Servier and Organon agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will require successful commercial development of our products by Servier, Organon, or our other prospective partners to attain sustained profitable operations from royalties or other product-based revenues.

We believe that inflation and changing prices have not had a material impact on our ongoing operations to date.

Years ended December 31, 2007 and 2006

For the fiscal year ended December 31, 2007, our net loss decreased by 19% to approximately $12,969,000 compared to a net loss of approximately $16,055,000 for the prior year.

Revenues for the fiscal year ended December 31, 2007 decreased to $0 from approximately $1,177,000 reported in the prior year due primarily to decreased research revenues from our collaboration agreement with Servier. As reported earlier, we terminated the research phase of our collaboration with Servier in early December 2006.

Our research and development expenses for the year ended December 31, 2007 decreased from approximately $13,262,000 to approximately $9,327,000, or by 30%, from the prior year. The decrease in our non-cash stock compensation charges represents approximately $626,000, or 16%, of this decrease. Most of the remaining decreased expenses reflect prior year clinical expenses incurred before the FDA clinical hold on CX717, and preclinical expenses to address the clinical hold.

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

Our general and administrative expenses for the year ended December 31, 2007 decreased from approximately $4,616,000 to approximately $4,320,000, or by 6%, compared to the prior year, with non-cash stock compensation charges producing the decrease. Total non-cash stock compensation charges for the current year decreased by approximately $368,000 from the prior year.

Net interest income of approximately $678,000 in fiscal year 2007 was consistent with net interest income of approximately $646,000 for the prior year.

Years ended December 31, 2006 and 2005

For the fiscal year ended December 31, 2006, our net loss increased by 38% to approximately $16,055,000 compared to a net loss of approximately $11,606,000 for the prior year.

Revenues for the fiscal year ended December 31, 2006 decreased by 54% to approximately $1,177,000 from approximately $2,577,000 reported in the prior year due primarily to decreased research revenues from our research collaboration agreement with Servier. At our request, the collaboration with Servier ended in early December 2006.

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

Preclinical development expenses for the fiscal year ended December 31, 2006 included between $3,000,000 and $3,500,000 for studies initiated to address the clinical hold on our AMPAKINE CX717 by the FDA. As indicated above, the FDA placed the clinical hold on CX717 in late March 2006 due to concerns over preclinical animal data. We submitted a response to the FDA in early September 2006 and the FDA removed the clinical hold in early October 2006. In agreeing to the removal of the hold, we committed to an FDA specified dose range for CX717. These dose limitations delayed our planned clinical trials with CX717 in ADHD.

Excluding the non-cash stock compensation charges discussed above, our total research and development expenses for the year ended December 31, 2006 were consistent with those for the prior year with amounts related to addressing the clinical hold on CX717 offset by decreased clinical development expenses.

Our general and administrative expenses for the year ended December 31, 2006 increased from approximately $3,376,000 to approximately $4,616,000, or by 37%, compared to the prior year, with non-cash stock compensation charges producing the increase. Total non-cash stock compensation charges in fiscal year 2006 increased by approximately $1,249,000 from the prior year.

Net interest income of approximately $646,000 in fiscal year 2006 was consistent with net interest income of approximately $637,000 for the prior year.

Liquidity and Capital Resources

Under the agreements signed with Servier in October 2000, as amended to date, the collaborative research phase of the agreement ended in early December 2006. As a result of this termination Cortex regained the worldwide rights for the use of AMPAKINE compounds for treatment of (a) age related decline in memory and cognition, (b) mild cognitive impairment and Alzheimer’s disease (c) neurodegenerative diseases, (d) sexual dysfunction and (e) anxiety. Servier subsequently selected three AMPAKINE compounds that it may develop for potential commercialization. We remain eligible to receive payments based upon defined clinical development milestones of the licensed compounds and royalties on sales in licensed territories. Under the terms of the agreement with Organon, we may receive additional milestone payments based on clinical development of the licensed technology and ultimately, royalties on worldwide sales.

In August 2003, we completed a private placement of an aggregate of 3,333,334 shares of our common stock at $1.50 per share and five-year warrants to purchase up to an additional aggregate of 3,333,334 shares at an exercise price of $2.55 per share. We received approximately $4,496,000 in net proceeds from the private placement. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $6.00 per share for any thirteen consecutive trading day period. During the year ended December 31, 2006, we received approximately $2,830,000 of proceeds from the exercise of related warrants. During the year ended December 31, 2007, we received approximately $170,000 from the exercise of related warrants. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $4,633,000 of additional capital.

In January 2004, we completed a private placement of an aggregate of 6,909,091 shares of our common stock at $2.75 per share and five-year warrants to purchase up to an additional aggregate of 4,490,910 shares at an exercise price of $3.25 per share. We received approximately $17,500,000 in net proceeds from the private placement. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for any 13 consecutive trading day period. During the year ended December 31, 2006, we received approximately $1,696,000 from the exercise of related warrants. There was no exercise of related warrants during the year ended December 31, 2007. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $12,900,000 of additional capital.

In December 2004, we completed a private placement of an aggregate of 4,233,333 shares of our common stock at $2.66 per share and five-year warrants to purchase up to an additional aggregate of 2,116,666 shares at an exercise price of $3.00 per share. We received approximately $10,385,000 in net proceeds from the private placement. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for any 13 consecutive trading day period. During the year ended December 31, 2006, we received approximately $1,023,000 from the exercise of related warrants. There was no exercise of related warrants during the year ended December 31, 2007. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $5,327,000 of additional capital.

In January 2007, we completed a registered direct offering of an aggregate of 5,021,427 shares of our common stock at $1.12 per share and five-year warrants to purchase up to an additional aggregate of 3,263,927 shares at an exercise price of $1.66 per share. We received approximately $5,080,000 in net proceeds from the offering. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $3.35 for any 13 consecutive trading day period. During the year ended December 31, 2007, we received approximately $443,000 from the exercise of related warrants. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $4,975,000 of additional capital.

In August 2007, we completed a registered direct offering of an aggregate of 7,075,000 shares of our common stock at $2.00 per share and five-year warrants to purchase up to an additional aggregate of 2,830,000 shares at an exercise price of $2.64 per share. We received approximately $13,135,000 in net proceeds from the offering. There was no exercise of related warrants during the year ended December 31, 2007. If the related warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $8,172,000 of additional capital.

Cash Position

As of December 31, 2007, we had cash, cash equivalents and marketable securities totaling approximately $17,284,000 and working capital of approximately $15,805,000. As of December 31, 2006, we had cash, cash equivalents and marketable securities totaling approximately $9,449,000 and working capital of approximately $7,917,000. The increases in cash and working capital reflect proceeds from our registered direct offerings of our common stock and warrants to purchase shares of our common stock, partially offset by amounts required to fund operations.

For the year ended December 31, 2007, net cash used in operating activities was approximately $10,742,000, and included our net loss for the period of approximately $12,969,000, adjusted for non-cash stock compensation charges of approximately $2,237,000, depreciation charges aggregating approximately $127,000, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $13,724,000 during the year ended December 31, 2006, and included our net loss for the period of approximately $16,055,000, adjusted for non-cash stock compensation charges of approximately $3,231,000, depreciation charges aggregating approximately $111,000, and changes in operating assets and liabilities.

Net cash used in investing activities was approximately $5,944,000 for the year ended December 31, 2007, and resulted from the purchases of marketable securities and fixed assets of approximately $17,060,000 and $550,000, respectively, partially offset by the maturity and sale of short-term investments of approximately $11,666,000. For the year ended December 31, 2006, net cash provided by investing activities approximated $7,341,000, and primarily resulted from the maturity and sale of short-term investments of approximately $16,922,000, partially offset by the purchases of marketable securities and fixed assets of $9,481,000 and $100,000, respectively.

Net cash provided by financing activities approximated $19,058,000 for the year ended December 31, 2007, and primarily represented proceeds from the Company’s registered direct offerings of its common stock and warrants to purchase shares of its common stock in January and August 2007. For the year ended December 31, 2006, net cash provided by financing activities totaled approximately $5,969,000, reflecting proceeds from the exercise of options and warrants to purchase common stock.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2009. The commitments under the lease agreement for the years ending December 31, 2008 and 2009 are approximately $556,000 and $237,000, respectively. From inception (February 10, 1987) through December 31, 2007, expenditures for furniture, equipment and leasehold improvements aggregated approximately $3,709,000.

We are committed to approximately $540,000 for sponsored research to academic and other external institutions, of which approximately $397,000 is payable within the next twelve months. Commitments for preclinical and clinical development expenses approximate $1,540,000, nearly all of which is payable within the next twelve months.

In June 2000, we received $247,300 from the Institute for the Study of Aging (the “Institute”), a non-profit foundation supported by the Estee Lauder Trust. The advance partially offset our limited costs for our testing in patients with MCI that we conducted with our partner, Servier. Provided that we comply with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance will not be required unless we enter an AMPAKINE compound into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of our common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

The following table sets forth our contractual obligations as of December 31, 2007:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$793,000	$556,000	$237,000	$—	$—
Other Long-Term Liabilities Reflected on our Balance Sheet under GAAP	25,000	25,000	—	—	—
Other Contractual Obligations	2,825,000	2,011,000	309,000	165,000	340,000

Total	$3,643,000	$2,592,000	$546,000	$165,000	$340,000

Subsequent to December 31, 2007, we entered into additional agreements committing us to amounts approximating $1,000,000, all of which is payable within one year.

Staffing

As of December 31, 2007, we had 27 full-time employees. We do not anticipate significant increases in the number of our full-time employees within the coming year.

Plant and Equipment

We expect that we will require modest investments in plant and equipment within the coming year.

Outlook

We anticipate that our cash and cash equivalents and marketable securities and the net proceeds from our completed registered direct offerings of common stock and warrants in January and August 2007 will be sufficient to satisfy our capital requirements into 2009. Additional funds will be required to continue operations beyond that time. We may receive additional milestone payments from the Organon and Servier agreements, but there is no assurance that we will receive such milestone payments within the desired timeframe, or at all. We may also receive funds from the exercise of warrants to purchase shares of our common stock. As of December 31, 2007, warrants to purchase up to approximately 13.8 million shares of our common stock were outstanding. If all currently outstanding warrants are fully exercised, of which there can be no assurance, such exercise would provide approximately $36,600,000 of additional capital. See “Risk Factors – Risks related to our business – We will need additional capital in the future and, if it is not available on terms acceptable to us, or at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.”

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

Our exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of our financial instruments are fixed rate, short-term investments in government and corporate notes and bonds, which are available for sale (and have been marked to market in the accompanying financial statements). Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with our cash requirements. As of December 31, 2007, our investment portfolio had a carrying amount of approximately $13,264,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2007, the resulting decline in the fair value of fixed rate bonds held within our portfolio would not be material to our financial position, results of operations and cash flows.

Our borrowing consists solely of our advance from the Institute, which is subject to potential repayment in the event that we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a discount to the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of December 31, 2007, the principal and accrued interest of the advance amounted to approximately $305,000.

Item 8. Financial Statements and Supplementary Data

Our financial statements and other information required by this item are set forth herein in a separate section beginning with the Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Management conducted an assessment of the effectiveness, as of December 31, 2007, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Haskell & White LLP, an independent registered public accounting firm, which also audited the financial statements of the Company included in this Annual Report on Form 10-K. Haskell & White LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 appears on page F-2 of this Annual Report on Form 10-K.

There has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Roger G. Stoll
Roger G. Stoll, Ph.D.
(Chief Executive Officer)

/s/ Maria S. Messinger
Maria S. Messinger
(Chief Financial Officer)

March 12, 2008

Item 9B. Other Information

The Compensation Committee of our Board of Directors amended the annual salaries of our executive officers. For the year ending December 31, 2008, Roger G. Stoll, Ph.D., Chairman, President and Chief Executive Officer will receive $370,000, Mark A. Varney, Ph.D., Chief Operating Officer and Chief Scientific Officer will receive $338,000, Maria S. Messinger, Vice President and Chief Financial Officer and Corporate Secretary will receive $243,000, James H. Coleman, Senior Vice President, Business Development will receive $250,000 and Steven A. Johnson, Ph.D., Vice President, Preclinical Development will receive $221,000.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The sections entitled “Nominees for Director,” “Executive Officers,” “Other Key Employees,” “Scientific Consultants,” “Board Committees — Audit Committee” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” included in our Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed with the SEC on or before April 29, 2008, are incorporated herein by reference.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which covers all of our directors and employees, including our principal executive and financial officers. Any amendment or waiver to our Code of Business Conduct and Ethics that applies to our directors or executive officers will be posted on our website at www.cortexpharm.com or in a report filed with the SEC on Form 8-K. A copy of our Code of Business Conduct and Ethics is available free of charge upon written request to our Corporate Secretary at 15241 Barranca Parkway, Irvine, California 92618.

Item 11. Executive Compensation

The sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Option Matters,” “Employment and Consulting Agreements,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Director Compensation” included in our Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed with the SEC on or before April 29, 2008, are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled “PRINCIPAL STOCKHOLDERS” included in our Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed with the SEC on or before April 29, 2008, is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2007. Our only stockholder approved equity compensation plans consist of the 1996 Stock Incentive Plan (that expired in October 2006) and the 2006 Stock Incentive Plan. Following the expiration of the 1996 Stock Incentive Plan all subsequently granted stock options were and will be issued from the 2006 Stock Incentive Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	9,791,496		$1.90	1,819,419
Equity compensation plans not approved by security holders	350,000	(1)	2.59	—

Total	10,141,496		$1.92	1,819,419

(1)

In January 2006, as an inducement to the employment of our Chief Operating Officer and Chief Scientific Officer, Mark A. Varney, Ph.D., we issued 250,000 options outside of the 1996 Stock Incentive Plan and the 2006 Stock Incentive Plan. The options have a ten-year term and vest in the following installments: 83,334 on January 30, 2007, 83,333 on January 30, 2008 and 83,333 on January 30, 2009. In March 2007, as an inducement to the employment of our Head of Medicinal Chemistry, Leslie J. Street, Ph.D., we issued 100,000 options outside of the 2006 Stock Incentive Plan. The options have a ten-year term and vest in the following installments: 33,334 on March 5, 2008, 33,333 on March 5, 2009 and 33,333 on March 5, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The sections entitled “Corporate Governance” and “Certain Transactions” included in our Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed with the SEC on or before April 29, 2008, are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The section entitled “RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS” included in our Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed with the SEC on or before April 29, 2008, is incorporated herein by reference.

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

(3)	Exhibits

See (b) below.

(b)	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment on June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, by Certificate of Designation filed June 4, 1997, by Certificate of Amendment of Restated Certificate of Incorporation filed December 21, 1998, and by Certificate of Designation filed February 11, 2002, incorporated by reference to the same numbered Exhibit of the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No.001-16467, filed February 15, 2002, as further amended by Certificate of Amendment of Restated Certificate of Incorporation filed December 15, 2003, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004.

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.

3.4	Certificate of Amendment of Restated Certificate of Incorporation filed March 2, 2006, incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed March 16, 2006.

3.5	Certificate of Amendment of By-Laws of the Company, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed November 15, 2007.

4.1	Rights Agreement, dated as of February 8, 2002, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan, incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.

4.2	Placement Agency Agreement, dated January 16, 2007, by and between Cortex Pharmaceuticals, Inc. and Roth Capital Partners, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed January 19, 2007.

4.3	Placement Agency Agreement, dated August 24, 2007, by and between Cortex Pharmaceuticals, Inc. and JMP Securities LLC and Rodman and Renshaw, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed August 27, 2007.

10.2	Consulting Agreement, dated October 30, 1987, between the Company and Carl W. Cotman, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.*

10.3	Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989. *

10.19	License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-KSB filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.31	License Agreement dated June 25, 1993, as amended May 28, 2003, between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.44	Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed May 16, 1994.

Exhibit Number	Description

10.60	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.*

10.64	Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB as filed on February 16, 1999. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.)

10.65	Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.

10.67	Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934).

10.69	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.*

10.70	Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.*

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.

10.74	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.*

10.75	Securities Purchase Agreement dated August 21, 2003, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed August 22, 2003.

10.76	First Amendment dated April 8, 2003 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed September 19, 2003.*

10.77	Amendment dated December 16, 2003 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.78	Securities Purchase Agreement dated January 7, 2004, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to Exhibit 10.75 to the Company’s Report on Form 8-K filed January 9, 2004.

10.79	Amendment No. 2 to the Lease Agreement for the Company’s facilities in Irvine, California, dated March 9, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.

10.80	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.81	Form of Restricted Stock Award Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.82	Amendment dated January 1, 2004 to the employment agreement dated May 17, 2000 between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

Exhibit Number	Description

10.84	Consulting Agreement dated April 16, 2004 between the Company and Gary D. Tollefson, M.D., Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*

10.86	Second Amendment dated November 10, 2004 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*

10.87	Securities Purchase Agreement dated December 14, 2004, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 20, 2004.

10.88	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Transition Report on Form 10-K filed on March 21, 2005.*

10.89	Stock Ownership Policy for the Company’s Directors and Executive Officers as adopted by the Board of Directors on December 16, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Transition Report on Form 10-K filed on March 21, 2005.*

10.90	Third Amendment dated August 13, 2005 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 17, 2005.*

10.92	Employment letter of agreement dated January 9, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10- K filed March 16, 2006.*

10.93	Non-qualified Stock Option Agreement dated January 30, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 9, 2006.*

10.94	Cortex Pharmaceuticals, Inc. 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed May 11, 2006.*

10.95	Amendment dated May 16, 2006 to the Consulting Agreement dated April 16, 2004 between the Company and Gary D. Tollefson, M.D., Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed May 22, 2006.*

10.96	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*

10.97	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*

10.98	Amendment No. 3, dated April 1, 2006, to the Lease Agreement for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.

10.100	Negative Equity Agreement dated February 1, 2007 between the Company and Mark A. Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007.*

10.101	Amendment No. 1 to the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed May 15, 2007.*

10.102	Amendment to the Exclusive License Agreement between the Company and The Regents of the University of California, dated as of June 1, 2007, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed June 7, 2007.

10.103	Amendment No. 2 dated April 16, 2007 to the Consulting Agreement dated April 16, 2004 between the Company and Gary D. Tollefson, M.D., Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.*

10.104	Employment letter of agreement dated September 26, 2007 between the Company and Pierre V. Trân, M.D., M.M.M., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed November 8, 2007.*

Exhibit Number	Description

10.105	Patent License Agreement between the Company and the University of Alberta, dated as of May 9, 2007. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

21	Subsidiaries of the Registrant.

23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (see page S-1).

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

Date: March 17, 2008	By:	/s/ Roger G. Stoll, Ph.D.
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

Signature	Title	Date

/s/ Roger G. Stoll, Ph.D.	Chairman of the Board, President and Chief Executive Officer	March 17, 2008
Roger G. Stoll, Ph.D.
(Principal Executive Officer)

/s/ Maria S. Messinger	Vice President, Chief Financial Officer and Secretary	March 17, 2008
Maria S. Messinger
(Principal Financial and Accounting Officer)

/s/ Robert F. Allnutt	Director	March 17, 2008
Robert F. Allnutt

/s/ John F. Benedik	Director	March 17, 2008
John F. Benedik

/s/ Charles J. Casamento	Director	March 17, 2008
Charles J. Casamento

/s/ Carl W. Cotman, Ph.D.	Director	March 17, 2008
Carl W. Cotman, Ph.D.

/s/ Peter F. Drake, Ph.D.	Director	March 17, 2008
Peter F. Drake, Ph.D.

/s/ M. Ross Johnson, Ph.D.	Director	March 17, 2008
M. Ross Johnson, Ph.D.

/s/ Gary D. Tollefson, M.D., Ph.D.	Director	March 17, 2008
Gary D. Tollefson, M.D., Ph.D.

/s/ Mark A. Varney, Ph.D.	Director	March 17, 2008
Mark A. Varney, Ph.D.

S - 1

I ndex to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Cortex Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Cortex Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Cortex Pharmaceuticals, Inc.’s internal control over financing reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cortex Pharmaceuticals, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortex Pharmaceuticals, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Cortex Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the financial statements, in 2006, the Company changed its method of accounting for share-based payments in accordance with the guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note 9 to the financial statements, in 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

/s/ HASKELL & WHITE LLP
Irvine, California
March 12, 2008

Cortex Pharmaceuticals, Inc.

BALANCE SHEETS

	December 31, 2007	December 31, 2006
Assets

Current assets:
Cash and cash equivalents	$4,020,881	$1,649,414
Marketable securities	13,263,560	7,799,281
Accounts receivable	—	160,088
Other current assets	246,960	364,819

Total current assets	17,531,401	9,973,602

Furniture, equipment and leasehold improvements, net	850,647	427,884
Other	46,667	33,407

	$18,428,715	$10,434,893

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$970,702	$1,413,138
Accrued wages, salaries and related expenses	398,344	347,813
Advance for MCI project	305,422	295,468
Deferred rent	52,226	—

Total current liabilities	1,726,694	2,056,419

Other non-current liability	25,119	58,050

Total liabilities	1,751,813	2,114,469

Commitments and Contingencies (Note 7)

Stockholders’ equity (deficit):
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 75,000,000; shares issued and outstanding: 47,542,426 (December 31, 2007) and 34,953,021 (December 31, 2006)	47,542	34,953
Additional paid-in capital	111,339,508	90,056,734
Unrealized gain (loss), available for sale marketable securities	27,073	(3,205)
Accumulated deficit	(94,758,924)	(81,789,761)

Total stockholders’ equity	16,676,902	8,320,424

	$18,428,715	$10,434,893

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Revenues:
Research and license revenue	$—	$1,150,608	$2,473,747
Grant revenue	—	26,851	103,723

Total revenues	—	1,177,459	2,577,470

Operating expenses (A):
Research and development	9,327,298	13,261,768	11,361,097
General and administrative	4,319,918	4,616,312	3,376,480

Total operating expenses	13,647,216	17,878,080	14,737,577

Loss from operations	(13,647,216)	(16,700,621)	(12,160,107)
Interest income, net	678,053	645,820	637,373
Change in fair value of common stock warrants	—	—	(82,991)

Net loss applicable to common stock	$(12,969,163)	$(16,054,801)	$(11,605,725)

Net loss per share, basic and diluted	$(0.31)	$(0.47)	$(0.36)

Shares used in basic and diluted calculation	42,133,152	34,348,941	32,665,016

(A) Operating expenses include the following non-cash stock compensation charges:
Research and development	$1,371,351	$1,997,352	$182,572
General and administrative	865,831	1,233,898	(14,950)

	$2,237,182	$3,231,250	$167,622

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series B convertible preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total
Balance, December 31, 2004	$21,703	$32,688	$77,964,857	$(195,250)	$(48,116)	$(54,129,235)	$23,646,647
Issuance of 106,322 shares of common stock upon exercise of stock options	—	107	39,763	—	—	—	39,870
Issuance and vesting of stock options and warrants for consultants and other service providers	—	—	161,617	—	—	—	161,617
Amortization of deferred compensation for issued restricted stock	—	—	—	53,250	—	—	53,250
Non-cash compensation charges for options re-priced in 1998	—	—	(47,245)	—	—	—	(47,245)
Change in value of warrants issued with sales of common stock in December 2004	—	—	63,500	—	—	—	63,500
Amortization of capitalized financing costs for sales of common stock in December 2004	—	—	19,491	—	—	—	19,491
Reclassification of estimated value of warrants issued with sales of common stock in December 2004	—	—	3,958,165	—	—	—	3,958,165
Reclassification of unamortized capitalized financing costs for sales of common stock in December 2004	—	—	(1,159,935)	—	—	—	(1,159,935)
Comprehensive loss
Net loss	—	—	—	—	—	(11,605,725)	(11,605,725)
Unrealized gain on available for sale U.S. Government and other marketable securities	—	—	—	—	2,381	—	2,381

Comprehensive loss	—	—	—	—	2,381	(11,605,725)	(11,603,344)

Balance, December 31, 2005	$21,703	$32,795	$81,000,213	$(142,000)	$(45,735)	$(65,734,960)	$15,132,016

Issuance of 2,146,563 shares of common stock upon exercise of warrants	—	2,147	5,940,170	—	—	—	5,942,317
Issuance of 61,500 shares of common stock upon exercise of stock options	—	61	27,051	—	—	—	27,112
Vesting of stock options issued to consultants and other service providers	—	—	181,186	—	—	—	181,186
Amortization of deferred compensation for issued restricted stock	—	—	—	53,445	—	—	53,445
Forfeiture of 50,000 shares of restricted stock	—	(50)	(88,505)	88,555	—	—	—
Non-cash stock-based employee compensation charges	—	—	2,996,619	—	—	—	2,996,619
Comprehensive loss
Net loss	—	—	—	—	—	(16,054,801)	(16,054,801)
Unrealized gain on available for sale U.S. Government and other marketable securities	—	—	—	—	42,530	—	42,530

Comprehensive loss	—	—	—	—	42,530	(16,054,801)	(16,012,271)

Balance, December 31, 2006	$21,703	$34,953	$90,056,734	$—	$(3,205)	$(81,789,761)	$8,320,424

Continued…

Cortex Pharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Continued)

	Series B convertible preferred stock	Common stock	Additional paid-in capital	Deferred compensation	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total
Balance, December 31, 2006	$21,703	$34,953	$90,056,734	$—	$(3,205)	$(81,789,761)	$8,320,424
Sale of 5,021,427 shares of common stock, $1.12 per share, net of expenses	—	5,022	5,075,279	—	—	—	5,080,301
Sale of 7,075,000 shares of common stock, $2.00 per share, net of expenses	—	7,075	13,128,336	—	—	—	13,135,411
Issuance of 333,667 shares of common stock upon exercise of warrants	—	333	612,887	—	—	—	613,220
Issuance of 159,311 shares of common stock upon exercise of stock options	—	159	229,091	—	—	—	229,250
Issuance and vesting of stock options and warrants for consultants and other service providers	—	—	77,039	—	—	—	77,039
Non-cash stock-based employee compensation charges	—	—	2,160,142	—	—	—	2,160,142
Comprehensive loss Net loss	—	—	—	—	—	(12,969,163)	(12,969,163)
Unrealized gain on available for sale U.S. Government and other marketable securities	—	—	—	—	30,278	—	30,278

Comprehensive loss	—	—	—	—	30,278	(12,969,163)	(12,938,885)

Balance, December 31, 2007	$21,703	$47,542	$111,339,508	$—	$27,073	$(94,758,924)	$16,676,902

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Cash flows from operating activities:
Net loss applicable to common stock	$(12,969,163)	$(16,054,801)	$(11,605,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,851	110,788	106,484
Stock option compensation expense	2,237,182	3,231,250	167,622
Amortization of capitalized financing costs	—	—	19,491
Change in fair value of common stock warrants	—	—	63,500
Loss on impairment of fixed assets	—	—	18,049
Changes in operating assets/liabilities:
Accrued interest on marketable securities	(32,699)	18,961	137,374
Accounts receivable	160,088	(145,162)	26,812
Other current assets	117,859	(124,284)	77,315
Accounts payable and accrued expenses	(339,679)	(634,198)	765,586
Unearned revenue	—	(117,779)	(224,271)
Changes in other assets and other liabilities	(42,766)	(8,533)	12,868

Net cash used in operating activities	(10,742,327)	(13,723,758)	(10,434,895)

Cash flows from investing activities:
Purchase of marketable securities	(17,059,966)	(9,480,622)	(19,421,417)
Proceeds from maturities of marketable securities	11,665,800	16,921,665	22,927,846
Purchase of fixed assets	(550,222)	(99,831)	(181,977)

Net cash (used in) provided by investing activities	(5,944,388)	7,341,212	3,324,452

Cash flows from financing activities:
Proceeds from issuance of common stock in January 2007 registered direct offering, net	5,080,301	—	—
Proceeds from issuance of common stock in August 2007 registered direct offering, net	13,135,411	—	—
Adjustment to net proceeds from issuance of common stock in December 2004 private placement	—	—	(24,211)
Proceeds from issuance of common stock upon exercise of warrants	613,220	5,942,317	—
Proceeds from issuance of common stock upon exercise of stock options	229,250	27,112	39,870

Net cash provided by financing activities	19,058,182	5,969,429	15,659

Increase (decrease) in cash and cash equivalents	2,371,467	(413,117)	(7,094,784)
Cash and cash equivalents, beginning of period	1,649,414	2,062,531	9,157,315

Cash and cash equivalents, end of period	$4,020,881	$1,649,414	$2,062,531

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

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”) that will enable Organon to develop and commercialize the Company’s AMPAKINE® technology for the treatment of schizophrenia and depression (Note 5). In October 2000, the Company entered into a research collaboration agreement and an exclusive license agreement with Les Laboratoires Servier (“Servier”) (Note 4). The agreements, as amended to date, will enable Servier to develop and commercialize select AMPAKINE compounds for the treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases, such as Alzheimer’s disease, and (iii) anxiety disorders. In early December 2006, the Company terminated the research collaboration with Servier. The license agreement with Servier, as amended to date, continues in full force and effect in accordance with its terms.

From inception through December 31, 2007, the Company has generated only modest operating revenues, the majority of which it derived from its agreements with Servier and Organon, as further described in Notes 4 and 5, respectively. There were no revenues for the year ended December 31, 2007, but these agreements contributed 98% and 96% of total revenues for the years ended December 31, 2006 and 2005.

Under the agreement with Servier, during the years ended December 31, 2006 and 2005 the Company recorded research and licensing revenues of approximately $1,151,000 and $2,474,000, respectively. During the same periods, the Company incurred direct and indirect expenses for the Servier research collaboration totaling approximately $992,000 and $2,222,000, respectively.

There were no research or license revenues under the Organon agreement for the years ended December 31, 2007, 2006, or 2005. During the same periods the Company incurred no direct or indirect expenses for the Organon research collaboration.

Cortex anticipates that it has sufficient capital to maintain its operations into 2009; however, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining additional financing adequate to fulfill its research and development activities, and achieving a level of revenue adequate to support the Company’s cost structure. There can be no assurance that the Company will be successful in these areas. To supplement its existing resources, the Company likely will need to raise additional capital through the sale of debt or equity. There can be no assurance that such capital will be available on favorable terms, or at all; if additional funds are raised by issuing equity securities, dilution to existing stockholders is likely to result.

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

The Company records grant revenues as the expenses related to the grant projects are incurred. All amounts received under collaborative research agreements or research grants are nonrefundable, regardless of the success of the underlying research. The Company did not have any active grants during the year ended December 31, 2007.

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

Prior to adopting SFAS No. 123(R), as permitted, the Company elected to follow APB 25 in accounting for its employee stock options. According to APB 25, no compensation expense was recognized since the exercise price of the Company’s stock options generally equaled the market price of the underlying stock on the date of grant. The Company transitioned to SFAS No. 123 by utilizing SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). In accordance with SFAS No. 148, the Company disclosed the effects of stock-based employee compensation on reported net income or loss and earnings or loss per share in the footnotes to its annual and interim financial statements.

Given that the Company previously followed APB 25 and SFAS No. 148 in accounting for its employee stock options, the impact of adopting the expense recognition requirements of SFAS 123(R) was significant to the Company’s results of operations, but not its financial position. The Company’s net loss for the years ended December 31, 2007, 2006 and 2005 includes approximately $2,160,000, $3,050,000 and $13,000 of non-cash stock-based employee compensation costs, respectively. During the year ended December 31, 2006, non-cash expenses related to adopting SFAS 123(R) increased the Company’s basic and diluted net loss by $0.09 per share.

For options granted during the years ended December 31, 2007 and 2006, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions:

	Year ended December 31,
	2007	2006
Weighted average risk-free interest rate	3.92%	4.75%
Dividend yield	0%	0%
Volatility factor of the expected market price of the Company’s common stock	0.95%	0.86%
Weighted average life	5.7 years	4.3 years

Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted and employee termination rates. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

For the year ended December 31, 2005, the following pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock plans under the fair value method. The fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following assumptions for the years ended December 31, 2005: weighted average risk-free interest rate of 4.3%; dividend yields of 0%; volatility factor of the expected market price of the Company’s common stock of 82%; and a weighted average life of 5.3 years:

Year ended December 31, 2005
Net loss applicable to common stock, as reported	$(11,605,725)
Stock-based employee compensation expense included in reported net loss	(40,034)
Total stock-based employee compensation expense determined under fair value based method for all options	(1,768,753)

Pro forma net loss applicable to common stockholders	$(13,414,512)

Basic and diluted net loss per share available to common stockholders, as reported	$(0.36)
Basic and diluted net loss per share available to common stockholders, pro forma	$(0.41)

The estimated weighted average fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $0.71, $1.26 and $1.63, respectively.

As of December 31, 2007, there was approximately $1,300,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of 1.3 years.

The Company continues to follow EITF Issue 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with EITF Issue 96-18, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. The Company’s net loss for the years ended December 31, 2007, 2006 and 2005 includes expenses of approximately $77,000, $181,000 and $154,000, respectively, for non-cash stock-based compensation for options issued to consultants and other non-employees.

The Company issues new shares to satisfy stock option and warrant exercises. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $104,900, $95,400 and $215,200, respectively. The effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

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

As of December 31, 2007, the Company has reserved approximately 24 million shares of common stock for issuance upon exercise of outstanding stock options and stock purchase warrants, as well as for conversion of the Company’s Series B preferred stock, as further described in Note 3. The effect of the potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

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

Note 2 — Detail of Selected Balance Sheet Accounts

The following is a summary of marketable securities as of December 31, 2007:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate obligations	$4,646,268	$6,855	$(3,731)	$4,649,392
Mortgage backed government securities	1,493,585	3,295	—	1,496,880
Certificates of deposit	372,929	2,113	—	375,042
Other asset backed securities	6,723,705	18,735	(194)	6,742,246

Total marketable securities	$13,236,487	$30,998	$(3,925)	$13,263,560

The amortized cost and estimated fair value of available-for-sale marketable securities as of December 31, 2007, by contractual maturity, are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Maturities
Within one year	$4,877,876	$8,607	$(1,139)	$4,885,344
After one year through five years	8,358,611	22,391	(2,786)	8,378,216

Total marketable securities	$13,236,487	$30,998	$(3,925)	$13,263,560

The following is a summary of marketable securities as of December 31, 2006:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate obligations	$2,370,629	$15	$(1,651)	$2,368,993
Mortgage backed government securities	2,396,121	—	(1,194)	2,394,927
Other asset backed securities	3,035,736	477	(852)	3,035,361

Total marketable securities	$7,802,486	$492	$(3,697)	$7,799,281

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

Gross realized gains and losses on sales of marketable securities were not significant in the years ended December 31, 2007, 2006 and 2005. The Company manages risk on its investment portfolio by matching scheduled investment maturities with its cash requirements.

Furniture, equipment and leasehold improvements consist of the following:

	December 31,
	2007	2006
Laboratory equipment	$2,145,014	$1,652,330
Leasehold improvements	768,046	751,280
Furniture and equipment	184,515	169,734
Computers and software	402,217	379,067

	3,499,792	2,952,411
Accumulated depreciation	(2,649,145)	(2,524,527)

	$850,647	$427,884

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

Series B Preferred outstanding as of December 31, 2007 and 2006 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, subject to adjustment under certain circumstances. As of December 31, 2007, the remaining shares of Series B Preferred outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred at a price of $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days’ prior notice.

Common Stock and Common Stock Purchase Warrants

On August 21, 2003, the Company issued 3,333,334 shares of common stock to accredited investors in a private placement transaction for $1.50 per share, providing gross proceeds of $5,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $4,500,000. In connection with the transaction, the Company also issued five-year warrants to the investors to purchase up to an additional 3,333,334 shares of the Company’s common stock at an exercise price of $2.55 per share. During the year ended December 31, 2006, warrants to purchase 1,110,002 common shares were exercised, resulting in proceeds of approximately $2,830,000. During the year ended December 31, 2007, warrants to purchase another 66,667 common shares were exercised, producing proceeds of approximately $170,000. As of December 31, 2007, warrants to purchase 1,816,668 shares of common stock remained outstanding.

In connection with the August 2003 private placement, the Company also issued warrants to two placement agents to purchase 30,000 and 83,061 shares of the Company’s common stock, respectively. The warrant to purchase 30,000 shares of the Company’s common stock has an exercise price of $1.50 per share and a five-year term. The warrant to purchase 83,061 shares of the Company’s common stock has an exercise price of $2.71 per share and a three-year term. Of the warrants issued to the placement agents, during the year ended December 31, 2006, warrants to purchase 85,061 common shares were exercised, providing proceeds of approximately $228,000. As of December 31, 2007, of the warrants issued to the placement agents, warrants to purchase 1,000 shares of common stock remained outstanding. All of the warrants issued in the August 2003 transaction provide a call right in favor to the Company to the extent that the price per share of the Company’s common stock exceeds $6.00 per share for 13 consecutive trading days, subject to certain circumstances.

On January 7, 2004, the Company issued 6,909,091 shares of common stock to accredited investors in a private placement transaction for $2.75 per share, resulting in gross proceeds of $19,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $17,500,000. In connection with the January 2004 transaction, the Company issued five-year warrants to the investors to purchase up to 4,490,910 shares of the Company’s common stock at an exercise price of $3.25 per share. The Company also issued two additional warrants to purchase 54,750 and 272,959 shares of the Company’s common stock, respectively, to two placement agents. The warrant to purchase 54,750 shares of the Company’s common stock has an exercise price of $2.75 per share and a five-year term. The warrant to purchase 272,959 shares of the Company’s common stock has an exercise price of $3.48 per share and a three-year term. Of the warrants issued to the private placement investors, during the year ended December 31, 2006, warrants to purchase 521,773 shares of common stock were exercised, resulting in proceeds of approximately $1,696,000. Of the warrants issued to the placement agents for the transaction, during the year ended December 31, 2006, warrants to purchase 50,750 shares of common stock were exercised, resulting in proceeds of approximately $140,000. As of December 31, 2007, of the warrants issued to investors in the private placement, warrants to purchase 3,969,137 shares of common stock remained outstanding. Of the warrants issued to the placement agents in the transaction, as of December 31, 2007 warrants to purchase 4,000 shares of common stock remained outstanding. All of the warrants issued in the January 2004 transaction provide a call right in favor to the Company to the extent that the price per share of the Company’s common stock exceeds $7.50 per share for 13 consecutive trading days, subject to certain circumstances.

On December 14, 2004, the Company issued 4,233,333 shares of common stock to accredited investors in a private placement transaction for $2.66 per share, resulting in gross proceeds of $11,260,663. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $10,400,000. In connection with the December 2004 transaction, the Company issued five-year warrants to the investors to purchase up to 2,116,666 shares of the Company’ common stock at an exercise price of $3.00 per share. The Company also issued three-year warrants to purchase 164,289 shares of the Company’s common stock at an exercise price of

$3.43 per share to the placement agent for the transaction. During the year ended December 31, 2006, warrants to purchase 340,977 shares of common stock were exercised by the private placement investors, resulting in proceeds of approximately $1,023,000. As of December 31, 2007, warrants issued to the investors to purchase 1,775,689 shares of common stock remained outstanding. The warrants issued to the placement agent expired unexercised. All of the warrants issued in the December 2004 transaction provide a call right in favor to the Company to the extent that the price per share of the Company’s common stock exceeds $7.50 per share for 13 consecutive trading days, subject to certain circumstances.

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

The fair value of the warrants was estimated using the Black-Scholes option pricing model and was re-measured at the date of effectiveness of the registration statement. The increase in fair value of the warrants from the closing date of the transaction to the effective date of the registration statement was recorded as a charge to other expense in the Statement of Operations for the year ended June 30, 2004. The warrant liability was reclassified to additional paid-in capital as of the date of effectiveness of the registration statement, or December 8, 2003.

In accordance with EITF 00-19, and the terms of the warrants and the transaction documents, at the closing date for the second transaction, January 7, 2004, the fair value of the warrants was recorded as a liability, with an offsetting reduction to additional paid-in capital received in the January private placement.

The fair value of the warrants was estimated using the Black-Scholes option pricing model on the closing date of the transaction. The fair value of the warrants was re-measured on the date of effectiveness of the applicable registration statement, with no resulting increase in fair value. The warrant liability was reclassified to additional paid-in capital as of the date of effectiveness for the registration statement, or March 18, 2004.

In accordance with EITF 00-19, and the terms of the warrants and the transaction documents, at the closing date for the third transaction, December 14, 2004, the fair value of the warrants was recorded as a liability, with an offsetting reduction to additional paid-in capital received in the December private placement.

The fair value of the warrants was estimated using the Black-Scholes option pricing model on the closing date of the transaction. The fair value of the warrants was re-measured at December 31, 2004, with a resulting decrease in fair value.

The fair value of the warrants was re-measured at January 26, 2005, the date of effectiveness of the registration statement, and the increase in estimated fair value was recorded as other expense in the Statement of Operations for the year ended December 31, 2005. As of the effectiveness of the registration statement, the warrant liability was reclassified to additional paid-in capital.

For each private placement transaction, the Company amortized related offering costs until the respective registration statements were declared effective by the SEC. This amortization was recorded as other expense in the Statement of Operations. Once the registration statements were declared effective, the Company reclassified any unamortized capitalized financing costs to additional paid-in capital.

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

In connection with the obligation to maintain effectiveness of the registration statements filed with each of the August 2003, January 2004 and December 2004 transactions, the Company has estimated the maximum potential amount of undiscounted payments that it could be required to make under the registration arrangements as approximately $276,000, $2,783,000 and $3,762,000, respectively. Given that the Company did not deem the transfer of consideration under its existing registration payment arrangements as probable as of December 31, 2007, no related expense or liability has been recorded during the year ended December 31, 2007.

On January 22, 2007, the Company completed a registered direct offering with several institutional investors for shares of its common stock and warrants to purchase common stock for an aggregate purchase price of approximately $5,624,000. Net proceeds from the offering were approximately $5,080,000. Under the terms of the transaction, the Company sold an aggregate of 5,021,427 shares of its common stock and warrants to purchase 3,263,927 shares of its common stock. The warrants have an exercise price of $1.66 per share and are exercisable on or before January 21, 2012. The warrants are subject to a call provision in favor of the Company to the extent that the closing price of the Company’s common stock exceeds $3.35 for any 13 consecutive trading-day period.

During the year ended December 31, 2007, the Company received approximately $443,000 from the exercise of related warrants. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $4,975,000 of additional capital.

On August 29, 2007, the Company completed a registered direct offering with several institutional investors for shares of its common stock and warrants to purchase common stock for an aggregate purchase price of $14,150,000. Net proceeds from the offering were approximately $13,135,000. Under the terms of the transaction, the Company sold an aggregate of 7,075,000 shares of its common stock and warrants to purchase 2,830,000 shares of its common stock to the investors. The investors’ warrants have an exercise price of $2.64 per share and are exercisable on or before August 28, 2012. In addition, the Company issued warrants to purchase up to an aggregate of 176,875 shares of its common stock to the placement agents in the offering. The placement agents’ warrants have an exercise price of $3.96 per share and are exercisable on or before August 28, 2012. If the investor and placement agent warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $8,172,000 of additional capital.

Given the terms of the related agreements for the January 2007 and August 2007 registered direct offerings, including the registration of the issued shares and shares underlying the issued warrants on the Company’s Form S-3 No. 333-138844 filed on November 20, 2006 and declared effective by the SEC on November 30, 2006 (before the completion of the transactions), the securities issued in these offerings were not subject to the requirements of EITF 00-19 or EITF 00-19-2.

In connection with the engagement of a consultant for investor relations purposes, from February 2003 through December 2004, the Company issued five-year warrants to purchase up to an aggregate of 188,000 shares of its common stock at a weighted-average exercise price of $1.59 per share. During the year ended December 31, 2005, the Company issued warrants to purchase another 8,000 shares of its common stock at a weighted-average exercise price of $2.77 per share. The above warrants are fully exercisable and resulted in expense of approximately $13,000 for the year ended December 31, 2005. The exercise prices for these warrants were derived from the market value of the Company’s common stock on the date of issuance. As of December 31, 2007, related warrants to purchase 141,000 shares of common stock remained outstanding at a weighted average exercise price of $1.97 per share.

In connection with business development activities, in July 2005 the Company issued a five-year warrant to purchase 100,000 shares of its common stock at an exercise price of $2.75 per share. The warrant is subject to certain conditions in order to become exercisable, which conditions remain unmet as of December 31, 2007.

In connection with an employment agreement with an executive officer, in August 2004 the Company issued 100,000 restricted shares of its common stock (“Restricted Shares”). The Restricted Shares were scheduled to vest in equal installments over a four-year period from the date of issuance and were subject to forfeiture in the event that employment of the executive officer terminated before the applicable vesting dates. The fair market value of the Restricted Shares as of the issuance date, or $213,000, was recorded as deferred compensation and related expense was amortized over the vesting period. When the executive officer resigned from the Company during the year ended December 31, 2006, 50,000 Restricted Shares had vested and 50,000 Restricted Shares were forfeited. In connection with the resignation, in December 2006 the unamortized balance of deferred compensation of approximately $89,000 was reclassified into additional paid-in capital. No additional Restricted Shares were granted during the years ended December 31, 2006 or 2007.

As of December 31, 2007, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred; 13,811,296 shares for issuance upon exercise of warrants; 10,141,496 shares for issuance upon exercise of outstanding stock options; and 1,819,419 shares for issuance upon exercise of stock options available for future grant.

Warrant transactions by the Company for the years ended December 31, 2005, 2006 and 2007 are summarized below:

	Number of shares	Weighted average exercise price per share
Outstanding as of December 31, 2004	10,399,972	$2.97
Issued	108,000	2.75
Exercised	—	—
Expired	(50,000)	3.02

Outstanding as of December 31, 2005	10,457,972	$2.97
Issued	—	—
Exercised	(2,146,563)	2.77
Expired	—	—

Outstanding as of December 31, 2006	8,311,409	$3.02
Issued	6,270,802	2.17
Exercised	(333,667)	1.84
Expired	(437,248)	3.46

Outstanding as of December 31, 2007	13,811,296	$2.65

Information regarding warrants outstanding at December 31, 2007 is as follows:

Range of exercise prices	Number outstanding and exercisable at December 31, 2007	Weighted average remaining contractual life	Weighted average exercise price
$ 0.72 - 0.80	53,000	0.1 years	$0.79
1.50 - 2.19	3,021,927	4.0 years	1.66
2.27 - 3.25	10,543,494	2.1 years	2.92
3.43 - 4.29	192,875	4.3 years	3.95

	13,811,296

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

On March 30, 2006, the Company’s Board of Directors approved the 2006 Stock Incentive Plan (the “2006 Plan”), which subsequently was approved by the Company’s stockholders on May 10, 2006. Since the approval of the 2006 Plan, no further options have been or will be granted under the 1996 Plan. The 2006 Plan provides for the granting of options and rights to purchase up to an aggregate of 4,363,799 shares of the Company’s authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganization) to qualified employees, officers, directors, consultants and other service providers.

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

Each non-employee director (other than those who serve on the Board of Directors to oversee an investment in the Company) is automatically granted options to purchase 30,000 shares of common stock upon commencement of service as a director and, prior to 2006, each non-employee director also was automatically granted additional options to purchase 25,000 shares of common stock on the date of the Annual Meeting of Stockholders. However, due to a change in the Company’s fiscal year from June 30 to December 31 and the timing of the Annual Meeting of Stockholders, these automatic grants were made at the Annual Meeting of Stockholders in December 2005, but not at the Annual Meeting of Stockholders in May 2006. There were no option grants to the non-employee directors during 2006. During the year ended December 31, 2007, the date for the automatic annual grant of options to purchase 25,000 shares of common stock was changed to the date of the first meeting of the Board of Directors for the relative calendar year. Stock option issuances to non-employee directors who serve on the Board of Directors to oversee an investment in the Company are determined separately. Subsequent to December 31, 2007, the annual automatic grant to non-employee directors was increased to options to purchase 30,000 shares of common stock. The nonqualified options to non-employee directors have an exercise price equal to 100% of the fair market value of the common stock on the date of grant, have a ten-year term and vest in equal increments of 33% on the anniversary dates of the dates of grant.

As of December 31, 2007, options to purchase an aggregate of 7,432,593 shares of common stock were exercisable under the Company’s stock option plans. During the years ended December 31, 2007, 2006 and 2005, the Company did not issue options to purchase shares of common stock with exercise prices below the fair market value of the common stock on the dates of grant.

Stock option transactions under the Company’s stock option plan for the years ended December 31, 2005, 2006 and 2007 are summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2004	6,436,543	$1.97
Granted	1,391,500	2.35
Exercised	(106,322)	0.38
Expired	(12,000)	0.73
Forfeited	(165,000)	2.55

Balance, December 31, 2005	7,544,721	$2.05
Granted	2,532,267	1.98
Exercised	(61,500)	0.44
Expired	(5,000)	0.38
Forfeited	(243,332)	2.26

Balance, December 31, 2006	9,767,156	$2.04
Granted	1,237,130	0.97
Exercised	(159,311)	1.44
Expired	(484,814)	1.99
Forfeited	(218,665)	2.03

Balance, December 31, 2007	10,141,496	$1.92	6.7 years	$3,715

Exercisable, December 31, 2007	7,432,593	$2.04	6.0 years	$3,715

As of December 31, 2007, options available for future grant under the 2006 Stock Incentive Plan amounted to 1,819,419.

Information regarding stock options outstanding at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at December 31, 2007	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2007	Weighted average exercise price
$ 0.38 - $ 0.72	1,070,846	7.4 years	$ 0.62	543,762	$ 0.57
0.72 - 0.85	1,430,067	4.5 years	0.77	1,430,067	0.77
0.85 - 1.30	1,830,863	8.6 years	1.25	582,867	1.25
1.30 - 2.40	1,683,319	7.2 years	2.25	1,181,328	2.27
2.40 - 2.72	1,354,475	6.5 years	2.68	1,344,475	2.68
2.72 - 2.84	1,436,685	5.7 years	2.76	1,406,685	2.76
2.84 - 4.44	1,335,241	7.0 years	3.03	943,409	3.07

	10,141,496	6.7 years	1.92	7,432,593	2.04

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

Note 4 — Research and License Agreement with Les Laboratoires Servier

In October 2000, the Company entered into a research collaboration agreement and an exclusive license agreement with Les Laboratoires Servier. The agreements will allow Servier to develop and commercialize select AMPAKINE compounds for the treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Amyotrophic Lateral Sclerosis. In early December 2006, the Company terminated the research collaboration with Servier. However, the exclusive license agreement with Servier, as amended to date, will continue in full force and effect in accordance with its terms for the three compounds selected by Servier at termination. The territory covered by the exclusive license excludes North America, allowing Cortex to retain commercialization rights in its domestic market. The territory covered by the exclusive license agreement also excludes South America (except Argentina, Brazil and Venezuela), Australia and New Zealand. Cortex, as a result of the termination, recovered worldwide marketing rights for all of the indications originally licensed to Servier.

In connection with the agreements, Servier paid Cortex a nonrefundable, up-front payment of $5,000,000. The upfront payment was amortized as revenue over the research support period, as extended by the amendments entered into in October 2002 and December 2003. The October 2000 agreements included research support through early December 2006, subject to Cortex providing agreed-upon levels of research. The amount of support was subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index. During the years ended December 31, 2006 and 2005, the Company recorded research support from Servier of approximately $1,025,000 and $2,222,000, respectively. The agreements also include milestone payments based upon clinical development and royalty payments on sales in licensed territories.

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

Provided that Cortex complies with the conditions of the funding agreement, repayment of the advance shall be forgiven unless Cortex enters one of its AMPAKINE compounds into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include the principal amount plus accrued interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the outstanding principal balance and any accrued interest thereon as shares of Cortex common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances. Included in the balance sheet is accrued principal and interest of $305,422 and $295,468 and at December 31, 2007 and 2006, respectively.

Note 7 — Commitments

The Company leases its offices and research laboratories under an operating lease that expires May 31, 2009. The related lease agreement includes scheduled rent increases that are recorded on a straight-line basis over the lease term. Subject to certain conditions, the lease provides the Company an option to extend the term of the lease for three one-year periods at the prevailing market rental rate at the time any extension is set to commence. Rent expense under this lease for the years ended December 31, 2007, 2006 and 2005 was approximately $511,000, $516,000 and $504,000, respectively. Commitments under the lease for the years ending December 31, 2008 and 2009 are approximately $556,000 and $237,000, respectively.

As of December 31, 2007, the Company has employment agreements with two of its executive officers that involve annual salary payments approximating $590,000 and provide for bonuses under certain circumstances. The agreements expire in May 2008 and August 2008.

The Company has entered into severance agreements with each of its executive officers. In the event of a termination of employment, under certain circumstances, these severance agreements provide defined benefits to the executive officers, including compensation equal to 12 months of the executive officer’s then current salary.

Commitments for preclinical and clinical studies amount to approximately $1,540,000. Subsequent to December 31, 2007, the Company entered into additional agreements for preclinical and clinical studies totaling approximately $1,000,000. Separately, commitments under sponsored research agreements for services to be rendered approximated $540,000, of which approximately $397,000 is payable within the next twelve months.

The Company has entered agreements with an academic institution that provide the Company exclusive rights to certain of the technologies that the Company is developing. Under the terms of the agreements, the Company is committed to royalty payments. These payments include minimum annual royalties of approximately $70,000 for the year ended December 31, 2007 and for each year thereafter for the remaining life of the patents covering the subject technologies, with September 2017 the date of the last to expire related patent. The agreements commit the Company to spend a minimum of $250,000 per year to advance the AMPAKINE compounds until the Company begins marketing an AMPAKINE compound. The agreements also commit the Company to pay up to an additional $875,000 upon achievement of certain clinical testing and regulatory approval milestones, and to remit a portion of certain remuneration received in connection with sublicensing agreements.

Note 8 — Related Party Transactions

During the years ended December 31, 2007, 2006 and 2005, the Company paid scientific and other consulting fees to directors and/or stockholders aggregating approximately $160,000, $174,000 and $196,000, respectively. Under certain circumstances, the Company is obligated to make royalty payments to certain of its scientific consultants, some of whom are stockholders, upon successful commercialization of certain of its products by the Company or its licensees.

Note 9 — Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of December 31, 2007, the Company had federal and California tax net operating loss carryforwards of approximately $73,800,000 and $50,000,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California franchise tax purposes. The federal and California net operating loss carryforwards will expire at various dates from 2008 through 2027. The Company also has federal and California research and development tax credit carryforwards totaling approximately $1,900,000 and $1,100,000, respectively. The federal research and development tax credit carryforwards will expire at various dates from 2008 through 2027. The California research and development tax credit carryforward does not expire and will carryforward indefinitely until utilized.

The Company’s effective tax rate is different from the federal statutory rate of 35% due primarily to operating losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company may have had a change in control under these Sections. However, the Company does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss and tax credit carryforwards until the time that it projects it will be able to utilize these tax attributes.

Significant components of the Company’s deferred tax assets as of December 31, 2007 and December 31, 2006 are shown below. A valuation allowance of $34,806,000 as of December 31, 2007 has been established against the Company’s deferred tax assets as realization of such assets is uncertain. The increase in the valuation allowance of $4,746,000 from December 31, 2006 to December 31, 2007 relates primarily to continuing net operating losses.

Deferred tax assets consist of the following:

	December 31, 2007	December 31, 2006
Net operating loss carryforwards	$28,736,000	$24,976,000
Research and development credits	2,752,000	1,913,000
Capitalized research and development costs	1,186,000	1,050,000
Non-cash stock-based compensation	1,839,000	1,769,000
Depreciation	100,000	157,000
Other, net	193,000	195,000

Net deferred tax assets	34,806,000	30,060,000
Valuation allowance for deferred tax assets	(34,806,000)	(30,060,000)

Total deferred tax assets	$—	$—

In June 2006, The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the Interpretation is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of the Company’s reassessment of its tax positions in accordance with Interpretation No. 48 did not have an effect on the Company’s results of operations, financial condition or liquidity. As of December 31, 2007, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2006. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2003 through 2006. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

Note 10 — Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2007 and 2006, respectively is as follows:

	Three Months Ended March 31, 2007	Three Months Ended June 30, 2007	Three Months Ended September 30, 2007	Three Months Ended December 31, 2007
2007 Quarters
Total revenues	$—	$—	$—	$—
Total costs and expenses	4,026,918	2,972,324	3,123,223	3,524,751
Loss from operations	(4,026,918)	(2,972,324)	(3,123,223)	(3,524,751)
Net loss	$(3,884,066)	$(2,850,191)	$(2,962,211)	$(3,272,695)
Basic and diluted loss per share	$(0.10)	$(0.07)	$(0.07)	$(0.07)

	Three Months Ended March 31, 2006	Three Months Ended June 30, 2006	Three Months Ended September 30, 2006	Three Months Ended December 31, 2006
2006 Quarters
Total revenues	$230,882	$231,734	$401,570	$313,273
Total costs and expenses	4,940,859	4,820,064	4,205,874	3,911,283
Loss from operations	(4,709,977)	(4,588,330)	(3,804,304)	(3,598,010)
Net loss	$(4,559,542)	$(4,398,095)	$(3,634,723)	$(3,462,441)
Basic and diluted loss per share	$(0.14)	$(0.13)	$(0.10)	$(0.10)

Cortex Pharmaceuticals, Inc.

Annual Report on Form 10-K

Year ended December 31, 2007

Exhibit Index

Exhibit Number	Description	Sequentially Numbered Page

3.1	Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment of June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, by Certificate of Designation filed June 4, 1997, by Certificate of Amendment of Restated Certificate of Incorporation filed December 21, 1998, and by Certificate of Designation filed February 11, 2002, incorporated by reference to the same numbered Exhibit of the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002, as further amended by Certificate of Amendment of Restated Certificate of Incorporation filed December 15, 2003, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004.	—

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.	—

3.4	Certificate of Amendment of Restated Certificate of Incorporation filed March 2, 2006, Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2006.	—

3.5	Certificate of Amendment of By-Laws of the Company, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed November 15, 2007.	—

4.1	Rights Agreement, dated as of February 8, 2002, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan, incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.

4.2	Placement Agency Agreement, dated January 16, 2007, by and between Cortex Pharmaceuticals, Inc. and Roth Capital Partners, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed January 19, 2007.	—

4.3	Placement Agency Agreement, dated August 24, 2007, by and between Cortex Pharmaceuticals, Inc. and JMP Securities LLC and Rodman and Renshaw, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed August 27, 2007.

10.2	Consulting Agreement, dated October 30, 1987, between the Company and Carl W. Cotman, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.*	—

10.3	Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.*	—

EXH - 1

Exhibit Number	Description	Sequentially Numbered Page

10.19	License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	—

10.31	License Agreement dated June 25, 1993, as amended, between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

10.44	Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed May 16, 1994.	—

10.60	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.*	—

10.64	Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to the same numbered Exhibit to the Company’s quarterly report on Form 10-QSB as filed on February 16, 1999. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24-b2 of the Securities Exchange Act of 1934.)	—

10.65	Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.	—

10.67	Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934).	—

10.69	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 10-QSB filed February 12, 2001.*

10.70	Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.*	—

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.	—

10.74	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q, as filed on November 14, 2002.*	—

EXH - 2

Exhibit Number	Description	Sequentially Numbered Page

10.75	Securities Purchase Agreement dated August 21, 2003, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed August 22, 2003.	—

10.76	First Amendment dated August 8, 2003 to the employment agreement between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed September 19, 2003.*	—

10.77	Amendment dated December 16, 2003 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

10.78	Securities Purchase Agreement dated January 7, 2004, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed January 9, 2004.	—

10.79	Amendment No. 2 to the Lease Agreement for the Company’s facilities in Irvine, California, dated March 9, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.	—

10.80	Form of Incentive/Nonqualified Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*	—

10.81	Form of Restricted Stock Award under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*	—

10.82	Amendment dated January 1, 2004 to the employment agreement dated May 17, 2000 between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*	—

10.84	Consulting Agreement dated April 16, 2004 between the Company and Gary D. Tollefson, M.D., Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*	—

10.86	Second Amendment dated November 10, 2004 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*	—

10.87	Securities Purchase Agreement dated December 14, 2004, by and among Cortex Pharmaceuticals, Inc. and the investors named therein, including the Registration Rights Agreement attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 20, 2004.	—

10.88	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 21, 2005.*	—

10.89	Stock Ownership Policy for the Company’s Directors and Executive Officers as adopted by the Company’s Board of Directors on December 16, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 21, 2005.*	—

10.90	Third Amendment dated August 13, 2005 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 17, 2005.*	—

EXH - 3

Exhibit Number	Description	Sequentially Numbered Page

10.92	Employment letter of agreement dated January 9, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 16, 2006.*	—

10.93	Non-qualified Stock Option Agreement dated January 30, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 9, 2006.*	—

10.94	Cortex Pharmaceuticals, Inc. 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed May 11, 2006.*	—

10.95	Amendment dated May 16, 2006 to the Consulting Agreement dated April 16, 2004 between the Company and Gary D. Tollefson, M.D., Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed May 22, 2006.*	—

10.96	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*	—

10.97	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s 2006 Stock Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*	—

10.98	Amendment No. 3, dated April 1, 2006, to the Lease Agreement for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.	—

10.100	Negative Equity Agreement dated February 1, 2007 between the Company and Mark A. Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007.*	—

10.101	Amendment No. 1 to the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed May 15, 2007.*	—

10.102	Amendment to the Exclusive License Agreement between the Company and The Regents of the University of California, dated as of June 1, 2007, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed June 7, 2007.	—

10.103	Amendment No. 2 dated April 16, 2007 to the Consulting Agreement dated April 16, 2004 between the Company and Gary D. Tollefson, M.D., Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.*	—

10.104	Employment letter of agreement dated September 26, 2007 between the Company and Pierre V. Trân, M.D., M.M.M., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed November 8, 2007.*	—

10.105	Patent License Agreement between the Company and the University of Alberta, dated as of May 9, 2007. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	—

21	Subsidiaries of the Registrant.	—

23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.	—

24	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K).	—

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

*	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

EXH - 4