Form 10-Q
period 2008-03-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2008-05-08
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐     Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

47,542,426 shares of Common Stock as of May 5, 2008

CORTEX PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited)	(Note)
	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$3,608,759	$4,020,881
Marketable securities	10,360,050	13,263,560
Accounts receivable	6,251	—
Other current assets	290,170	246,960

Total current assets	14,265,230	17,531,401
Furniture, equipment and leasehold improvements, net	921,402	850,647
Other	46,667	46,667

	$15,233,299	$18,428,715

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,702,649	$970,702
Accrued wages, salaries and related expenses	426,353	398,344
Advance for MCI project	307,348	305,422
Deferred rent	61,872	52,226

Total current liabilities	2,498,222	1,726,694

Deferred rent	10,849	25,119

Total liabilities	2,509,071	1,751,813

Stockholders’ equity:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 75,000,000; shares issued and outstanding: 47,542,426 (March 31, 2008 and December 31, 2007)	47,542	47,542
Additional paid-in capital	111,747,025	111,339,508
Unrealized gain, available for sale marketable securities	38,281	27,073
Accumulated deficit	(99,130,323)	(94,758,924)

Total stockholders’ equity	12,724,228	16,676,902

	$15,233,299	$18,428,715

See accompanying notes.

Note: The balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Research and license revenue	$—	$—
Grant revenue	—	—

Total revenues	—	—

Operating expenses (A):
Research and development expenses	3,421,488	2,991,656
General and administrative expenses	1,138,039	1,035,262

Total operating expenses	4,559,527	4,026,918

Loss from operations	(4,559,527)	(4,026,918)
Interest, net	188,128	142,852

Net loss	$(4,371,399)	$(3,884,066)

Basic and diluted net loss per share:	$(0.09)	$(0.10)

Shares used in calculating per share amounts
Basic and diluted	47,542,426	38,269,756

(A) Operating expenses include the following non-cash stock compensation charges:
Research and development	$270,364	$459,443
General and administrative	137,153	193,633

	$407,517	$653,076

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,371,399)	$(3,884,066)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,919	28,195
Stock option compensation expense	407,517	653,076
Changes in operating assets/liabilities:
Accrued interest on marketable securities	(17,419)	(3,353)
Accounts receivable	(6,251)	160,088
Other current assets	(43,210)	24,678
Accounts payable and accrued expenses	769,602	(468,611)
Advance for MCI project and other	(17,843)	2,910

Net cash used in operating activities	(3,231,084)	(3,487,083)

Cash flows from investing activities:
Purchase of marketable securities	(1,092,376)	(3,696,484)
Proceeds from sales and maturities of marketable securities	4,030,012	3,394,094
Purchase of fixed assets	(118,674)	(20,644)

Net cash provided by (used in) investing activities	2,818,962	(323,034)

Cash flows from financing activities:
Proceeds from issuance of common stock in January 2007 registered direct offering, net	—	5,080,301
Proceeds from issuance of common stock upon exercise of warrants and stock options	—	28,710

Net cash provided by financing activities	—	5,109,011

(Decrease) increase in cash and cash equivalents	(412,122)	1,298,894
Cash and cash equivalents, beginning of period	4,020,881	1,649,414

Cash and cash equivalents, end of period	$3,608,759	$2,948,308

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

In October 2000, the Company entered into a research collaboration agreement and a license agreement with Les Laboratoires Servier (“Servier”), covering defined territories. The agreements, as amended to date, will enable Servier to develop and commercialize select AMPAKINE compounds developed during the research collaboration period for the treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Amyotrophic Lateral Sclerosis. In early December 2006, Cortex terminated the research collaboration with Servier and as a result the wordwide rights for the AMPAKINE technology for treatment of neurodegenerative diseases were returned to Cortex, other than three compounds retained by Servier for commercialization.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment,” the Company recognizes expense in its financial statements for all share-based payments to employees, including grants of employee stock options, based on their fair values.

For options granted during the three months ended March 31, 2008 and 2007, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions:

	Three months ended March 31,
	2008	2007
Weighted average risk-free interest rate	3.0%	4.5%
Dividend yield	0%	0%
Volatility factor of the expected market price of the Company’s common stock	97%	90%
Weighted average life	6.7 years	4.7 years

Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted and employee termination rates. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2008 and 2007 was $0.48 and $0.92, respectively.

A summary of option activity for the three months ended March 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2007	10,141,496	$1.92
Granted	1,567,000	$0.59
Exercised	—	—
Forfeited	(33,333)	$1.76
Expired	—	—

Balance, March 31, 2008	11,675,163	$1.74	6.9 years	$482,181
Exercisable, March 31, 2008	7,790,307	$2.05	5.8 years	$125,073

As of March 31, 2008, there was approximately $1,602,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of 1.5 years.

The Company continues to follow EITF Issue 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with EITF Issue 96-18, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes these expenses over the period in which the services are provided. These expenses are non-cash charges and have no impact on the Company’s available cash or working capital.

There were no stock option exercises during the three months ended March 31, 2008. During the three months ended March 31, 2007, the Company received cash from stock option exercises totaling approximately $29,000. The Company issues new shares to satisfy stock option exercises.

A summary of warrant activity for the three months ended March 31, 2008 is as follows:

	Shares	Weighted Average Per Share Exercise Price
Balance, December 31, 2007	13,811,296	$2.65
Granted	—	—
Exercised	—	—
Expired	(52,000)	$0.79

Balance, March 31, 2008	13,759,296	$2.65

Outstanding warrants as of March 31, 2008 include a five-year warrant issued in July 2005 to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.75 per share. This warrant is subject to certain conditions before becoming exercisable, which conditions remain unmet as of March 31, 2008. All other warrants outstanding as of March 31, 2008 are immediately exercisable.

The effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

Registration Payment Arrangements

On August 21, 2003, the Company issued 3,333,334 shares of common stock to accredited investors in a private placement transaction for $1.50 per share, providing gross proceeds of $5,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $4,500,000. In connection with the transaction, the Company also issued five-year warrants to the investors to purchase up to an additional 3,333,334 shares of the Company’s common stock at an exercise price of $2.55 per share. As of March 31, 2008, related warrants issued to investors to purchase 1,816,668 shares of common stock remained outstanding.

On January 7, 2004, the Company issued 6,909,091 shares of common stock to accredited investors in a private placement transaction for $2.75 per share, resulting in gross proceeds of $19,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $17,500,000. In connection with the January 2004 transaction, the Company issued five-year warrants to the investors to purchase up to 4,490,910 shares of the Company’s common stock at an exercise price of $3.25 per share. As of March 31, 2008, related warrants issued to investors to purchase 3,969,137 shares of common stock remained outstanding.

On December 14, 2004, the Company issued 4,233,333 shares of common stock to accredited investors in a private placement transaction for $2.66 per share, resulting in gross proceeds of $11,260,663. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $10,400,000. In connection with the December 2004 transaction, the Company issued five-year warrants to the investors to purchase up to 2,116,666 shares of the Company’ common stock at an exercise price of $3.00 per share. As of March 31, 2008, related warrants issued to investors to purchase 1,775,689 shares of common stock remained outstanding.

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

In connection with its obligation to maintain effectiveness of the registration statements filed with each of the August 2003, January 2004 and December 2004 transactions, as of March 31, 2008 the Company has estimated the maximum potential amount of undiscounted payments that it could be required to make under the registration arrangements as approximately $165,000, $2,091,000 and $3,277,000, respectively.

Given that the Company did not deem the transfer of consideration under its existing registration payment arrangements as probable as of March 31, 2008 or 2007, no related expense or liability has been recorded during the three-month periods ended March 31, 2008 and 2007.

Comprehensive Loss

The Company presents unrealized gains and losses on its marketable securities, classified as “available for sale,” in its statement of stockholders’ equity and comprehensive income or loss on an annual basis and in a footnote in its quarterly reports. During the three months ended March 31, 2008 and 2007, total comprehensive loss was approximately $4,360,000 and $3,877,000, respectively. Other comprehensive income or loss consists of unrealized gains or losses on the Company’s marketable securities, which are comprised of securities of the U.S. government or its agencies, corporate bonds and other asset backed securities. Unrealized gains on the Company’s marketable securities for the three months ended March 31, 2008 and 2007 amounted to approximately $11,000 and $7,000, respectively.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. The standard applies to other accounting pronouncements, but does not require any new fair value measurements. SFAS 157 is effective for the Company’s fiscal year beginning January 1, 2009 on a prospective basis. The Company does not anticipate that adopting SFAS157 will have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). The guidance within SFAS 159 allows reporting entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 became effective as of January 1, 2008, but the Company does not anticipate electing the fair value option or that such an election would materially impact its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer’s financial statements recognize and measure the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is evaluating SFAS 141(R) and has not yet determined the impact that adoption will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective on a prospective basis for business combinations that occur in fiscal years beginning after December 15, 2008. Given that the Company does not currently have any minority interests, at this time it does not anticipate that adoption of SFAS 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires entities to provide enhanced disclosures on how and why the entity uses derivative instruments, how derivative instruments and related hedging items are accounted for under SFAS No. 133, and how derivative instruments and related hedging items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes relating thereto appearing elsewhere in this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Introductory Note

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we intend that such forward looking statements be subject to the safe harbors created thereby. These forward-looking statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” and similar expressions include, but are not limited to, statements regarding (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of our proposed products and (iv) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations, which involve a number of risks and uncertainties and assumptions regarding our business and technology. These assumptions involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized and actual results may differ materially. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof, or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that we file from time to time with the Securities and Exchange Commission (“SEC”), including, without limitation, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and subsequent Current Reports on Form 8-K.

About Cortex Pharmaceuticals

We are engaged in the discovery and development of innovative pharmaceuticals for the treatment of neurodegenerative diseases and other neurological and psychiatric disorders. Our primary focus is to develop novel small molecule compounds that positively modulate AMPA-type glutamate receptors, a complex of proteins involved in communication between nerve cells in the mammalian brain. These compounds, termed AMPAKINE® compounds, enhance the activity of the AMPA receptor. These molecules are designed and developed as proprietary pharmaceuticals because we believe that they hold promise for the treatment of neurological and psychiatric diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter. Our most advanced clinical compound is CX717, which currently is in Phase II clinical development.

The AMPAKINE program addresses large potential markets. Our business plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of AMPAKINE products for those indications that require sizable, expensive Phase III clinical trials and very large sales forces to achieve significant market penetration.

At the same time, we plan to develop compounds internally for a selected set of indications, many of which will allow us to apply for orphan drug status. Such designation by the Food and Drug Administration, or the FDA, is usually applied to products where the number of patients in the United States in the given disease category is typically less than 200,000. These orphan drug indications typically require more modest investment in the development stages, follow a quicker regulatory path to approval, and involve a more concentrated and smaller sales force targeted at selected medical centers and a limited number of medical specialists in the United States.

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

Employee Stock Options and Stock-Based Compensation

Under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS 123(R)”), we measure our share-based compensation cost at the grant date based on the estimated value of the award and recognize it as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

As of March 31, 2008, there was approximately $1,602,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. These non-cash costs are expected to be recognized over a weighted-average period of 1.5 years.

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

Registration Payment Arrangements

In connection with prior private placements of our common stock and warrants to purchase shares of our common stock, we entered into agreements with investors that committed us to timely register the shares of common stock purchased as well as the shares underlying the issued warrants. Those registration agreements specified potential cash penalties if we did not timely register the related shares with the SEC.

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

Given that we did not deem the transfer of consideration under our existing registration payment arrangements as probable, we have not recorded a related liability or expense for these arrangements subsequent to the issuance of this FSP.

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

Results of Operations

General

In January 1999, we entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”). In November 2007, Organon was acquired by Schering-Plough Corporation. Our agreement with Organon will allow them to develop and commercialize our proprietary AMPAKINE technology for the treatment of schizophrenia and depression. In connection with the agreement, we received $2,000,000 up-front and research support payments of approximately $3,000,000 per year for two years. The agreement with Organon also includes milestone payments based upon clinical development, plus royalty payments on worldwide sales. To date, we have received milestone payments from Organon totaling $6,000,000. For each milestone payment, we recorded the related revenue upon achievement of the milestone.

In October 2000, we entered into a research collaboration agreement and a license agreement with Les Laboratoires Servier (“Servier”). The agreements will allow Servier to develop and commercialize select AMPAKINE compounds in defined territories of Europe, Asia the Middle East and certain South American countries as a treatment for (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The indications covered include, but are not limited to, Alzheimer’s disease, MCI, sexual dysfunction and anxiety disorders. The research collaboration agreement, as amended, included an up-front payment by Servier of $5,000,000 and research support payments of approximately $2,025,000 per year through early December 2006 (subject to us providing agreed-upon levels of research personnel). In early December 2006, we terminated the research collaboration with Servier and as a result the worldwide rights for the AMPAKINE technology for the treatment of (a) declines in cognitive performance associated with aging, (b) neurodegenerative diseases, (c) anxiety disorders, and (d) sexual dysfunction have been returned to us, other than three compounds selected by Servier for commercialization in its territory. Should any of these compounds be successfully commercialized by Servier, we would receive payments based upon key clinical development milestones and royalty payments on sales in licensed territories.

From inception (February 10, 1987) through March 31, 2008, we have sustained losses aggregating approximately $97,098,000. Continuing losses are anticipated over the next several years. During that time, our ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovative Research grants and by possible milestone payments from Organon and Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will be dependent upon the successful introduction of a new product into the North American market from our internal development, as well as the successful commercial development of our products by Organon, Servier or our other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months ended March 31, 2008 and 2007

For the three months ended March 31, 2008, our net loss of approximately $4,371,000 compares with a net loss of approximately $3,884,000 for the corresponding prior year period, an increase of 13%, mostly due to increased research and development expenses, as explained more fully below.

Our research and development expenses for the three-month period ended March 31, 2008 increased from approximately $2,992,000 to approximately $3,421,000, or by 14%, from the corresponding prior year period, primarily as a result of increased clinical development, including expenses related to our Phase IIa studies of our AMPAKINE CX717 in respiratory depression. We expect to report related results from these two human clinical studies in late second quarter and early third quarter of 2008, respectively. Our non-cash stock compensation charges related to research and development for the three months ended March 31, 2008 decreased from approximately $459,000 to approximately $270,000, or by 41%, relative to the corresponding prior year period, reflecting fluctuations in our stock price and the vesting schedules of granted stock options.

Our general and administrative expenses for the three-month period ended March 31, 2008 increased from approximately $1,035,000 to approximately $1,138,000, or by 10%, compared to the corresponding prior year period. Most of this increased expense represented market research for the field of respiratory depression, an indication currently being tested with our AMPAKINE CX717, as indicated above. Our general and administrative non-cash stock compensation charges for the three months ended March 31, 2008 decreased from approximately $194,000 to approximately $137,000, or by 29%, relative to the corresponding prior year period, primarily due to fluctuations in our stock price.

Net interest income for the three months ended March 31, 2008 increased from approximately $143,000 to approximately $188,000, or by 32% compared to the corresponding prior year period due to an increase in cash available for investing.

Liquidity and Capital Resources

Sources and Uses of Cash

From inception (February 10, 1987) through March 31, 2008, we have funded our organizational and research and development activities primarily through the issuance of equity securities, funding related to collaborative agreements, various research grants and net interest income.

Under the agreements signed with Servier in October 2000, as amended to date, Servier has selected three AMPAKINE compounds that it may develop for potential commercialization. We remain eligible to receive payments based upon defined clinical development milestones of the licensed compounds and royalties on sales in licensed territories. Under the terms of the agreement with Organon, we may receive additional milestone payments based on clinical development of the licensed technology and ultimately, royalties on worldwide sales.

In August 2003, we completed a private placement of an aggregate of 3,333,334 shares of our common stock at $1.50 per share and five-year warrants to purchase up to an additional aggregate of 3,333,334 shares at an exercise price of $2.55 per share. We received approximately $4,500,000 in net proceeds from the private placement. In connection with the August 2003 private placement, we also issued warrants to two placement agents to purchase 30,000 and 83,061 shares of our common stock, respectively. The warrant to purchase 30,000 shares of our common stock has an exercise price of $1.50 per share and a five-year term. The warrant to purchase 83,061 shares of our common stock has an exercise price of $2.71 per share and a three-year term. All of the warrants issued in the August 2003 transaction provide a call right in our favor to the extent that the closing price of our common stock exceeds $6.00 per share for 13 consecutive trading days, subject to certain circumstances. During the year ended December 31, 2007, we received approximately $170,000 of proceeds from the exercise of related warrants. As of March 31, 2008, related warrants issued to investors to purchase up to 1,816,668 shares remained outstanding and warrants issued to placement agents to purchase up to 1,000 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, such exercise would provide us approximately $4,634,000 of additional capital.

In January 2004, we completed a private placement of an aggregate of 6,909,091 shares of our common stock at $2.75 per share and five-year warrants to purchase up to an additional aggregate of 4,490,910 shares at an exercise price of $3.25 per share. We received approximately $17,500,000 in net proceeds from the private placement. In connection with the January 2004 private placement, we also issued two additional warrants to purchase 54,750 and 272,959 shares of our common stock, respectively, to two placement agents. The warrant to purchase 54,750 shares of our common stock has an exercise price of $2.75 per share and a five-year term. The warrant to purchase 272,959 shares of our common stock has an exercise price of $3.48 per share and a three-year term. All of the warrants issued in the January 2004 transaction provide a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for 13 consecutive trading days, subject to certain circumstances. During the year ended December 31, 2007, we did not receive any proceeds from the exercise of related warrants. As of March 31, 2008, related warrants issued to investors to purchase up to 3,969,137 shares remained outstanding and warrants issued to placement agents to purchase up to 4,000 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $12,911,000 of additional capital.

In December 2004, we completed a private placement of an aggregate of 4,233,333 shares of our common stock at $2.66 per share and five-year warrants to purchase up to an additional aggregate of 2,116,666 shares at an exercise price of $3.00 per share. We received approximately $10,400,000 in net proceeds from the private placement. In connection with the December 2004 private placement, we also issued three-year warrants to purchase 164,289 shares of our common stock at an exercise price of $3.43 per share to the placement agent for the transaction. The warrants issued to the placement agent expired unexercised. All of the warrants issued in the December 2004 transaction provide a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for 13 consecutive trading days, subject to certain circumstances. As of March 31, 2008, warrants issued to the investors to purchase up to 1,775,689 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $5,327,000 of additional capital.

In January 2007, we completed a registered direct offering with several institutional investors for 5,021,427 shares of our common stock and warrants to purchase 3,263,927 shares of our common stock for an aggregate purchase price of approximately $5,624,000. Net proceeds from the offering were approximately $5,100,000. The warrants have an exercise price of $1.66 per share and, subject to the terms therein, are exercisable at any time on or before January 21, 2012. During the year ended December 31, 2007, we received approximately $443,000 from the exercise of related warrants. As of March 31, 2008, warrants to purchase up to 2,996,927 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $4,975,000 of additional capital. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $3.35 per share for any 13 consecutive trading days.

In August 2007, we completed a registered direct offering with several institutional investors for 7,075,000 shares of our common stock and warrants to purchase 2,830,000 shares of our common stock for an aggregate purchase price of $14,150,000. Net proceeds from the offering were approximately $13,135,000. The investors’ warrants have an exercise price of $2.64 per share and, subject to the terms therein, are exercisable on or before August 28, 2012. In addition, we issued warrants to purchase up to an aggregate of 176,875 shares of our common stock to the placement agents in the offering. The placement agents’ warrants have an exercise price of $3.96 per share and, subject to the terms therein, are exercisable on or before August 28, 2012. During the year ended December 31, 2007, we did not receive any proceeds from the exercise of related warrants. As of March 31, 2008, warrants to purchase 3,006,875 shares remained outstanding. If the related warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $8,172,000 of additional capital.

As of March 31, 2008, we had cash, cash equivalents and marketable securities totaling approximately $13,969,000 and working capital of approximately $11,767,000. In comparison, as of December 31, 2007, we had cash, cash equivalents and marketable securities of approximately $17,284,000 and working capital of approximately $15,805,000. The decreases in cash and working capital reflect amounts required to fund our operations.

Net cash used in operating activities was approximately $3,231,000 during the three months ended March 31, 2008, and included our net loss for the period of approximately $4,371,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $455,000, and changes in operating assets and liabilities. For the three months ended March 31, 2007, net cash used in operating activities was approximately $3,487,000, and included our net loss for the period of approximately $3,884,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $681,000, and changes in operating assets and liabilities.

Net cash provided by investing activities approximated $2,819,000 during the three months ended March 31, 2008, and primarily resulted from the sales and maturities of marketable securities of approximately $4,030,000, partially offset by the purchases of marketable securities of approximately $1,092,000. Fixed asset purchases for the current year period approximated $119,000. For the three months ended March 31, 2007, net cash used in investing activities approximated $323,000, and primarily resulted from the purchase of marketable securities of approximately $3,696,000, partially offset by the sales and maturities of marketable securities of approximately $3,394,000. Fixed asset purchases for the prior year period approximated $21,000.

There was no cash provided by or used in financing activities for the three months ended March 31, 2008. Net cash provided by financing activities amounted to approximately $5,109,000 for the three months ended March 31, 2007 and resulted primarily from the net proceeds from our offering of our common stock and warrants to purchase shares of our common stock in late January 2007.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2009. The commitments under the lease agreement for the remaining nine months of the year ending December 31, 2008 and the five months ending May 31, 2009 are approximately $420,000 and $237,000, respectively. We are currently evaluating our lease renewal alternatives.

In addition to amounts reflected on the balance sheet as of March 31, 2008, our remaining commitments for preclinical and clinical studies amount to approximately $2,180,000. Separately, we are committed to approximately $356,000 for sponsored research at academic institutions, of which $263,000 is payable over the next twelve months.

In June 2000, we received approximately $247,000 from the Institute for the Study of Aging, or the Institute, a non-profit foundation supported by the Estee Lauder Trust. The advance partially offset our limited costs for our testing in patients with mild cognitive impairment that we conducted with our partner, Servier. Provided that we comply with the conditions of the funding agreement, including the restricted use of the amounts received, we will not be required to repay the advance unless we enter an AMPAKINE compound into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of our common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Staffing

As of March 31, 2008, we had a total of 27 full-time research and administrative employees. We anticipate modest increases in staffing and investments in equipment through the next twelve months.

Outlook

We anticipate that our cash, cash equivalents and marketable securities will be sufficient to satisfy our capital requirements into 2009. Additional funds will be required to continue operations beyond that time. We may receive additional milestone payments from the Organon and Servier agreements. However, there is no assurance that we will receive such milestone payments from Organon or Servier. We may also receive funds from the exercise of warrants to purchase shares of our common stock. As of March 31, 2008, warrants to purchase approximately 13.8 million shares of our common stock were outstanding with a weighted average exercise price of $2.65 per share. If all remaining warrants are fully exercised, of which there can be no assurance, such exercise would provide approximately $36,500,000 of additional capital.

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

Our exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of our financial instruments are fixed rate, short-term investments in government and corporate notes and bonds. Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with our cash requirements. As of March 31, 2008, our investment portfolio had a fair value and carrying amount of approximately $10,360,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2008, the resulting decline in the fair value of fixed rate bonds held within the portfolio would not be material to our financial position, results of operations and cash flows.

Our borrowing consists of our advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of March 31, 2008, the principal and accrued interest of the advance amounted to approximately $307,000.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

   Exhibits

10.106	Amendment No. 3 dated April 17, 2008 to the Consulting Agreement dated April 16, 2004 between the Company and Gary D. Tollefson, M.D., Ph.D.

10.107	Severance agreement dated May 2, 2008, between the Company and Steven A. Johnson, Ph.D.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

May 8, 2008	By:	/s/ Maria S. Messinger
Maria S. Messinger
Vice President and Chief Financial Officer;
Corporate Secretary
(Chief Accounting Officer)