Form 10-Q
period 2008-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2008-08-11
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

47,592,459 shares of Common Stock as of August 7, 2008

CORTEX PHARMACEUTICALS, INC.

Items 1-A, 1-3 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited) June 30, 2008	(Note) December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$4,130,695	$4,020,881
Marketable securities	6,369,160	13,263,560
Other current assets	207,665	246,960

Total current assets	10,707,520	17,531,401
Furniture, equipment and leasehold improvements, net	901,370	850,647
Other	46,667	46,667

	$11,655,557	$18,428,715

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,856,162	$970,702
Accrued wages, salaries and related expenses	311,418	398,344
Advance for MCI project	308,918	305,422
Deferred rent	59,672	52,226

Total current liabilities	2,536,170	1,726,694
Deferred rent	—	25,119

Total liabilities	2,536,170	1,751,813
Stockholders’ equity:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 105,000,000; shares issued and outstanding: 47,592,459 (June 30, 2008) and 47,542,426 (December 31, 2007)	47,592	47,542
Additional paid-in capital	112,124,617	111,339,508
Unrealized gain, available for sale marketable securities	2,788	27,073
Accumulated deficit	(103,077,313)	(94,758,924)

Total stockholders’ equity	9,119,387	16,676,902

	$11,655,557	$18,428,715

See accompanying notes.

Note: The balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Research and license revenue	$—	$—	$—	$—
Grant revenue	—	—	—	—

Total revenues	—	—	—	—

Operating expenses (A):
Research and development	3,132,521	2,010,214	6,554,009	5,001,870
General and administrative	943,772	962,110	2,081,811	1,997,372

Total operating expenses	4,076,293	2,972,324	8,635,820	6,999,242

Loss from operations	(4,076,293)	(2,972,324)	(8,635,820)	(6,999,242)
Interest income, net	129,303	122,133	317,431	264,985

Net loss	$(3,946,990)	$(2,850,191)	$(8,318,389)	$(6,734,257)

Net loss per share:
Basic and diluted	$(0.08)	$(0.07)	$(0.17)	$(0.17)

Shares used in calculating per share amounts:
Basic and diluted	47,558,920	40,018,399	47,550,673	39,148,908

(A) Operating expenses include the following non-cash stock compensation charges:
Research and development	$213,333	$265,328	$483,698	$724,771
General and administrative	125,283	150,891	262,435	344,524

	$338,616	$416,219	$746,133	$1,069,295

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(8,318,389)	$(6,734,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,418	57,725
Stock option compensation expense	746,133	1,069,295
Changes in operating assets/liabilities:
Accrued interest on marketable securities	(29,016)	(9,920)
Accounts receivable	—	144,405
Other current assets	39,295	2,643
Accounts payable and accrued expenses	845,006	(375,589)
Advance for MCI project and other	(35,000)	(7,192)

Net cash used in operating activities	(6,691,553)	(5,852,890)

Cash flows from investing activities:
Purchase of marketable securities	(1,092,376)	(4,291,097)
Proceeds from sales and maturities of marketable securities	8,004,884	5,521,650
Purchase of fixed assets	(111,141)	(60,456)

Net cash provided by investing activities	6,801,367	1,170,097

Cash flows from financing activities:
Proceeds from issuance of common stock in January 2007 registered direct offering, net	—	5,080,301
Proceeds from issuance of common stock upon exercise of warrants and stock options	—	43,206

Net cash provided by financing activities	—	5,123,507

Increase in cash and cash equivalents	109,814	440,714
Cash and cash equivalents, beginning of period	4,020,881	1,649,414

Cash and cash equivalents, end of period	$4,130,695	$2,090,128

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

There were no options granted during the three months ended June 30, 2008. During the three months ended June 30, 2007 and the six months ended June 30, 2008 and 2007, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions:

	Three months ended June 30, 2007	Six months ended June 30, 2008
		2008	2007
Weighted average risk-free interest rate	4.9%	3.0%	4.6%
Dividend yield	0%	0%	0%
Volatility factor of the expected market price of the Company’s common stock	89%	97%	90%
Weighted average life	4.7 years	6.7 years	4.7 years

Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted and employee termination rates. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average grant-date fair value of options granted during the three months ended June 30, 2007 was $1.92. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 and 2007 was $0.48 and $1.07, respectively.

A summary of option activity for the six months ended June 30, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2007	10,141,496	$1.92
Granted	1,567,000	$0.59
Exercised	—	—
Forfeited	(144,999)	$1.23
Expired	(74,267)	$2.06

Balance, June 30, 2008	11,489,230	$1.75	6.6 years	$611,400

Exercisable, June 30, 2008	7,772,998	$2.04	5.5 years	$200,600

As of June 30, 2008, there was approximately $1,223,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of 1.2 years.

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

There were no stock option exercises during the six months ended June 30, 2008. During the six months ended June 30, 2007, the Company received cash from stock option exercises totaling approximately $43,000. The Company issues new shares to satisfy stock option exercises.

A summary of warrant activity for the six months ended June 30, 2008 is as follows:

	Shares	Weighted Average Per Share Exercise Price
Balance, December 31, 2007	13,811,296	$2.65
Granted	—	—
Exercised	—	—
Expired	(61,000)	$0.96

Balance, June 30, 2008	13,750,296	$2.66

Outstanding warrants as of June 30, 2008 include a five-year warrant issued in July 2005 to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.75 per share. This warrant is subject to certain conditions before becoming exercisable, which conditions remain unmet as of June 30, 2008. All other warrants outstanding as of June 30, 2008 are immediately exercisable.

The effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

Registration Payment Arrangements

On August 21, 2003, the Company issued 3,333,334 shares of common stock to accredited investors in a private placement transaction for $1.50 per share, providing gross proceeds of $5,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $4,500,000. In connection with the transaction, the Company also issued five-year warrants to the investors to purchase up to an additional 3,333,334 shares of the Company’s common stock at an exercise price of $2.55 per share. As of June 30, 2008, related warrants issued to investors to purchase 1,816,668 shares of common stock remained outstanding.

On January 7, 2004, the Company issued 6,909,091 shares of common stock to accredited investors in a private placement transaction for $2.75 per share, resulting in gross proceeds of $19,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $17,500,000. In connection with the January 2004 transaction, the Company issued five-year warrants to the investors to purchase up to 4,490,910 shares of the Company’s common stock at an exercise price of $3.25 per share. As of June 30, 2008, related warrants issued to investors to purchase 3,969,137 shares of common stock remained outstanding.

On December 14, 2004, the Company issued 4,233,333 shares of common stock to accredited investors in a private placement transaction for $2.66 per share, resulting in gross proceeds of $11,260,663. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $10,400,000. In connection with the December 2004 transaction, the Company issued five-year warrants to the investors to purchase up to 2,116,666 shares of the Company’ common stock at an exercise price of $3.00 per share. As of June 30, 2008, related warrants issued to investors to purchase 1,775,689 shares of common stock remained outstanding.

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

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF No. 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that companies that enter into agreements to register securities will be required to recognize a liability if a payment to investors for failing to fulfill the agreement is probable and can be reasonably estimated. This accounting differs from the guidance in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” which required a liability to be recognized and measured at fair value, regardless of probability.

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

In connection with its obligation to maintain effectiveness of the registration statements filed with each of the August 2003, January 2004 and December 2004 transactions, as of June 30, 2008 the Company has estimated the maximum potential amount of undiscounted payments that it could be required to make under the registration arrangements as approximately $55,000, $1,399,000 and $2,793,000, respectively.

Given that the Company did not deem the transfer of consideration under its existing registration payment arrangements as probable as of June 30, 2008 or 2007, no related expense or liability has been recorded during the six-month periods ended June 30, 2008 and 2007.

Comprehensive Loss

The Company presents unrealized gains and losses on its marketable securities, classified as “available for sale,” in its statement of stockholders’ equity and comprehensive income or loss on an annual basis and in a footnote in its quarterly reports. During the three months ended June 30, 2008 and 2007, total comprehensive loss was approximately $3,982,000 and $2,849,000, respectively. During the six months ended June 30, 2008 and 2007, total comprehensive loss was approximately $8,343,000 and $6,726,000, respectively. Other comprehensive income or loss consists of unrealized gains or losses on the Company’s marketable securities, which are comprised of securities of the U.S. government or its agencies, corporate bonds and other asset backed securities. Unrealized gains and losses on the Company’s marketable securities for the three months ended June 30, 2008 and 2007 amounted to a loss of approximately $35,000 and a gain of approximately $1,000, respectively. For the six months ended June 30, 2008, unrealized gains and losses on the Company’s marketable securities amounted to a loss of approximately $24,000 and a gain of approximately $9,000, respectively.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer’s financial statements recognize and measure the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Given that the Company has not entered into any business combinations, at this time it does not anticipate that adoption of SFAS 141(R) will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Given that the Company does not currently have any minority interests, at this time it does not anticipate that adoption of SFAS 160 will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires entities to provide enhanced disclosures on how and why the entity uses derivative instruments, how derivative instruments and related hedging items are accounted for under SFAS No. 133, and how derivative instruments and related hedging items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008. Given that the Company does not currently invest or intend to invest in derivative instruments in the near term, the Company does not expect the adoption of this pronouncement to have an impact on its financial statements.

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

Revenue Recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” revenues from up-front fees from our collaborators are deferred and recorded over the term that we provide ongoing services. Similarly, research support payments are recorded as revenue as we perform the research under the related agreements. All amounts received under collaborative research agreements or research grants are nonrefundable, regardless of the success of the underlying research.

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

In November 2002, the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board reached consensus on Issue 00-21. EITF Issue 00-21 addresses the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. As required, we apply the principles of Issue 00-21 to multiple element agreements that we enter into after July 1, 2003.

Employee Stock Options and Stock-Based Compensation

Under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” or SFAS 123(R), we measure our share-based compensation cost at the grant date based on the estimated value of the award and recognize it as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

As of June 30, 2008, there was approximately $1,223,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. These non-cash costs are expected to be recognized over a weighted-average period of 1.2 years.

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

In December 2006, the FASB issued FASB Staff Position, or FSP, EITF No. 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that companies that enter into agreements to register securities will be required to recognize a liability if a payment to investors for failing to fulfill the agreement is probable and can be reasonably estimated. This accounting differs from the guidance in EITF 00-19, “Accounting for Derivative Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” which required a liability to be recognized and measured at fair value, regardless of probability.

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

Given that we did not deem the transfer of consideration under our existing registration payment arrangements as probable, we have not recorded a related liability or expense for these arrangements in the accompanying financial statements.

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

From inception (February 10, 1987) through June 30, 2008, we have sustained losses aggregating approximately $101,045,000. Continuing losses are anticipated over the next several years. During that time, our ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovative Research grants and by possible milestone payments from Organon and Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will be dependent upon the successful introduction of a new product into the North American market from our internal development, as well as the successful commercial development of our products by Organon, Servier or our other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months and Six Months ended June 30, 2008 and 2007

For the three months ended June 30, 2008, our net loss of approximately $3,947,000 compares with a net loss of approximately $2,850,000 for the corresponding prior year period, an increase of 38%. Our net loss of approximately $8,318,000 for the six months ended June 30, 2008 compares with a net loss of approximately $6,734,000 for the corresponding prior year period, an increase of 24%. Net losses for both the three and six months ended June 30, 2008 reflect increased research and development expenses, as explained more fully below.

Our research and development expenses for the three-month period ended June 30, 2008 increased from approximately $2,010,000 to approximately $3,133,000, or by 56%, from the corresponding prior year period. For the six-month period ended June 30, 2008, our research and development expenses increased from approximately $5,002,000 to approximately $6,554,000, or by 31%, compared to the corresponding prior year period. Results for both current year periods reflect increased clinical development expenses, including amounts related to our Phase IIa studies of our AMPAKINE CX717 in respiratory depression.

Top-line results reported from the first study demonstrated that a single oral dose of 2100mg of CX717 has positive effects on respiratory depression induced by pain relieving opiates. The primary performance measures for the study were derived from a CO2 re-breathing procedure that measured the breathing response of the subject to increased CO2 levels in the presence of alfentanil. The primary measure, the minute expiratory volume (VE) at 55mgHg CO2 (VE55), was reversed by 2100mg of CX717 in comparison to placebo (p<0.03).

A second study is evaluating whether CX717 may prevent the respiratory depression induced by alfentanil, while preserving that opiate’s desired pain relieving effects. The clinical phase of the second study has been completed; related data analysis has been initiated and results are expected to be available in the next few weeks.

Current year increases in research and development expenses also include consulting and preclinical development expenses related to advancing other AMPAKINE compounds.

Our non-cash stock compensation charges related to research and development for the three months ended June 30, 2008 decreased from approximately $265,000 to approximately $213,000, or by 20%, relative to the corresponding prior year period. For the six months ended June 30, 2008, the non-cash stock compensation charges for research and development decreased from approximately $725,000 to approximately $484,000, or by 33%, compared to the corresponding prior year period, with decreases for the current year periods reflecting fluctuations in our stock price and the vesting schedules of granted stock options.

Our general and administrative expenses of approximately $944,000 for the three-month period ended June 30, 2008 were consistent with those for the corresponding prior year period. For the six-month period ended June 30, 2008, our general and administrative expenses increased from approximately $1,997,000 to approximately $2,082,000, or by 4%, compared to the corresponding prior year period, mostly due to market research related to respiratory depression, an indication currently being tested with our AMPAKINE CX717, as indicated above.

Our general and administrative non-cash stock compensation charges for the three months ended June 30, 2008 decreased from approximately $151,000 to approximately $125,000, or by 17%, relative to the corresponding prior year period. For the six months ended June 30, 2008, our general and administrative non-cash stock compensation charges decreased from approximately $345,000 to approximately $262,000, or by 24%, compared to the corresponding prior year period, primarily due to fluctuations in our stock price.

Liquidity and Capital Resources

Sources and Uses of Cash

From inception (February 10, 1987) through June 30, 2008, we have funded our organizational and research and development activities primarily through the issuance of equity securities, funding related to collaborative agreements, various research grants and net interest income.

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

In August 2003, we completed a private placement of an aggregate of 3,333,334 shares of our common stock at $1.50 per share and five-year warrants to purchase up to an additional aggregate of 3,333,334 shares at an exercise price of $2.55 per share. We received approximately $4,500,000 in net proceeds from the private placement. In connection with the August 2003 private placement, we also issued warrants to two placement agents to purchase 30,000 and 83,061 shares of our common stock, respectively. The warrant to purchase 30,000 shares of our common stock has an exercise price of $1.50 per share and a five-year term. The warrant to purchase 83,061 shares of our common stock has an exercise price of $2.71 per share and a three-year term. All of the warrants issued in the August 2003 transaction provide a call right in our favor to the extent that the closing price of our common stock exceeds $6.00 per share for 13 consecutive trading days, subject to certain circumstances. During the year ended December 31, 2007, we received approximately $170,000 of proceeds from the exercise of related warrants. During the six months ended June 30, 2008, we did not receive any proceeds from the exercise of related warrants. As of June 30, 2008, related warrants issued to investors to purchase up to 1,816,668 shares remained outstanding and warrants issued to placement agents to purchase up to 1,000 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, such exercise would provide us approximately $4,634,000 of additional capital.

In January 2004, we completed a private placement of an aggregate of 6,909,091 shares of our common stock at $2.75 per share and five-year warrants to purchase up to an additional aggregate of 4,490,910 shares at an exercise price of $3.25 per share. We received approximately $17,500,000 in net proceeds from the private placement. In connection with the January 2004 private placement, we also issued two additional warrants to purchase 54,750 and 272,959 shares of our common stock, respectively, to two placement agents. The warrant to purchase 54,750 shares of our common stock has an exercise price of $2.75 per share and a five-year term. The warrant to purchase 272,959 shares of our common stock has an exercise price of $3.48 per share and a three-year term. All of the warrants issued in the January 2004 transaction provide a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for 13 consecutive trading days, subject to certain circumstances. During the year ended December 31, 2007 and the six months ended June 30, 2008, we did not receive any proceeds from the exercise of related warrants. As of June 30, 2008, related warrants issued to investors to purchase up to 3,969,137 shares remained outstanding and warrants issued to placement agents to purchase up to 4,000 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $12,911,000 of additional capital.

In December 2004, we completed a private placement of an aggregate of 4,233,333 shares of our common stock at $2.66 per share and five-year warrants to purchase up to an additional aggregate of 2,116,666 shares at an exercise price of $3.00 per share. We received approximately $10,400,000 in net proceeds from the private placement. In connection with the December 2004 private placement, we also issued three-year warrants to purchase 164,289 shares of our common stock at an exercise price of $3.43 per share to the placement agent for the transaction. The warrants issued to the placement agent expired unexercised. All of the warrants issued in the December 2004 transaction provide a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for 13 consecutive trading days, subject to certain circumstances. During the year ended December 31, 2007 and the six months ended June 30, 2008, we did not receive any proceeds from the exercise of related warrants. As of June 30, 2008, warrants issued to the investors to purchase up to 1,775,689 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $5,327,000 of additional capital.

In January 2007, we completed a registered direct offering with several institutional investors for 5,021,427 shares of our common stock and warrants to purchase 3,263,927 shares of our common stock for an aggregate purchase price of approximately $5,624,000. Net proceeds from the offering were approximately $5,100,000. The warrants have an exercise price of $1.66 per share and, subject to the terms therein, are exercisable at any time on or before January 21, 2012. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $3.35 per share for any 13 consecutive trading days. During the year ended December 31, 2007, we received approximately $443,000 from the exercise of related warrants. During the six months ended June 30, 2008, we did not receive any proceeds from the exercise of related warrants. As of June 30, 2008, warrants to purchase up to 2,996,927 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $4,975,000 of additional capital.

In August 2007, we completed a registered direct offering with several institutional investors for 7,075,000 shares of our common stock and warrants to purchase 2,830,000 shares of our common stock for an aggregate purchase price of $14,150,000. Net proceeds from the offering were approximately $13,135,000. The investors’ warrants have an exercise price of $2.64 per share and, subject to the terms therein, are exercisable on or before August 28, 2012. In addition, we issued warrants to purchase up to an aggregate of 176,875 shares of our common stock to the placement agents in the offering. The placement agents’ warrants have an exercise price of $3.96 per share and, subject to the terms therein, are exercisable on or before August 28, 2012. During the year ended December 31, 2007 and the six month period ended June 30, 2008, we did not receive any proceeds from the exercise of related warrants. As of June 30, 2008, warrants to purchase 3,006,875 shares remained outstanding. If the related warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $8,172,000 of additional capital.

As of June 30, 2008, we had cash, cash equivalents and marketable securities totaling approximately $10,500,000 and working capital of approximately $8,171,000. In comparison, as of December 31, 2007, we had cash, cash equivalents and marketable securities of approximately $17,284,000 and working capital of approximately $15,805,000. The decreases in cash and working capital reflect amounts required to fund our operations.

Net cash used in operating activities was approximately $6,692,000 during the six months ended June 30, 2008, and included our net loss for the period of approximately $8,318,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $807,000, and changes in operating assets and liabilities. For the six months ended June 30, 2007, net cash used in operating activities was approximately $5,853,000, and included our net loss for the period of approximately $6,734,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $1,127,000, and changes in operating assets and liabilities.

Net cash provided by investing activities approximated $6,801,000 during the six months ended June 30, 2008, and primarily resulted from the sales and maturities of marketable securities of approximately $8,004,000, partially offset by the purchases of marketable securities of approximately $1,092,000. Fixed asset purchases for the current year period approximated $111,000. For the six months ended June 30, 2007, net cash provided by investing activities approximated $1,170,000, and primarily resulted from the sales and maturities of marketable securities of approximately $5,522,000, partially offset by the purchases of marketable securities of approximately $4,291,000. Fixed asset purchases for the prior year period approximated $61,000.

There was no cash provided by or used in financing activities for the six months ended June 30, 2008. For the six months ended June 30, 2007, net cash provided by financing activities amounted to approximately $5,124,000 and primarily represented the net proceeds related to our offering of our common stock and warrants to purchase shares of our common stock in late January 2007.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2012. The commitments under the lease agreement for the remaining six months of the year ending December 31, 2008 and for each of the years ending June 30, 2009, 2010, 2011 and 2012 are approximately $282,000, $552,000, $556,000, $581,000 and $238,000, respectively.

In addition to amounts reflected on the balance sheet as of June 30, 2008, our remaining commitments for preclinical and clinical studies amount to approximately $1,623,000. Separately, we are committed to approximately $527,000 for sponsored research at academic institutions, of which $434,000 is payable over the next twelve months.

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

Staffing

As of June 30, 2008, we had a total of 27 full-time research and administrative employees. We anticipate modest increases in staffing and investments in equipment through the next twelve months.

Outlook

We anticipate that our cash, cash equivalents and marketable securities will be sufficient to satisfy our capital requirements into 2009. Additional funds will be required to continue operations beyond that time. We may receive additional milestone payments from the Organon and Servier agreements. However, there is no assurance that we will receive such milestone payments from Organon or Servier. We may also receive funds from the exercise of warrants to purchase shares of our common stock. As of June 30, 2008, warrants to purchase approximately 13.8 million shares of our common stock were outstanding with a weighted average exercise price of $2.66 per share. If all remaining warrants are fully exercised, of which there can be no assurance, such exercise would provide approximately $36,500,000 of additional capital.

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

Our exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of our financial instruments are fixed rate, short-term investments in government and corporate notes and bonds. Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with our cash requirements. As of June 30, 2008, our investment portfolio had a fair value and carrying amount of approximately $6,369,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2008, the resulting decline in the fair value of fixed rate bonds held within the portfolio would not be material to our financial position, results of operations and cash flows.

Our borrowing consists of our advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of June 30, 2008, the principal and accrued interest of the advance amounted to approximately $309,000.

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

On May 14, 2008, we held our Annual Meeting of Stockholders, with stockholders holding 40,470,970 shares of common stock (representing 85.1% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act. Robert F. Allnutt, John F. Benedik, Charles J. Casamento, Carl W. Cotman, Ph.D., Peter F. Drake, Ph.D., M. Ross Johnson, Ph.D., Roger G. Stoll, Ph.D., Gary D. Tollefson, M.D., Ph.D. and Mark A. Varney, Ph.D. were listed as management’s nominees in the proxy statement and were elected as directors at the meeting. The votes for each nominee were as follows:

Name	Number of Affirmative Votes	Number of Votes Withheld
Robert F. Allnutt	38,492,689	1,978,281
John F. Benedik	38,686,776	1,784,194
Charles J. Casamento	38,456,114	2,014,856
Carl W. Cotman, Ph.D.	38,740,469	1,730,501
Peter F. Drake, Ph.D.	38,719,469	1,751,501
M. Ross Johnson, Ph.D.	38,538,732	1,932,238
Roger G. Stoll, Ph.D.	38,385,799	2,085,171
Gary D. Tollefson, M.D., Ph.D.	38,585,839	1,885,131
Mark A. Varney, Ph.D.	38,660,564	1,810,406

At the meeting, we also sought approval of an amendment to our Restated Certificate of Incorporation to increase the number of shares of the Company’s common stock from 75,000,000 to 105,000,000. This proposal was approved with 35,263,902 affirmative votes. There were 4,940,126 negative votes and 266,942 abstentions.

We also sought the ratification of Haskell & White LLP as our independent auditors for the fiscal year ending December 31, 2008. This proposal was approved by 38,494,594 affirmative votes. There were 440,626 negative votes and 1,535,750 abstentions.

Item 6.	Exhibits

Exhibits

3.6	Certificate of Amendment of Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on May 15, 2008, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed May 19, 2008.

10.108	Amendment No. 4, dated June 6, 2008, to the Lease Agreement for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed June 10, 2008.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

August 11, 2008	By:	/s/ Maria S. Messinger
Maria S. Messinger
Vice President and Chief Financial Officer;
Corporate Secretary
(Chief Accounting Officer)