Form 10-Q
period 2008-09-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2008-11-07
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 1-16467

Cortex Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0303583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

47,592,459 shares of Common Stock as of November 5, 2008

CORTEX PHARMACEUTICALS, INC.

Items 1-A and 1-5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited) September 30, 2008	(Note) December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$2,796,410	$4,020,881
Marketable securities	4,174,318	13,263,560
Accounts receivable	14,028	—
Other current assets	201,525	246,960

Total current assets	7,186,281	17,531,401
Furniture, equipment and leasehold improvements, net	860,741	850,647
Other	46,667	46,667

	$8,093,689	$18,428,715

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,234,472	$970,702
Accrued wages, salaries and related expenses	277,947	398,344
Advance for MCI project	310,464	305,422
Deferred rent	43,397	52,226

Total current liabilities	1,866,280	1,726,694
Deferred rent	—	25,119

Total liabilities	1,866,280	1,751,813
Stockholders’ equity:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 105,000,000; shares issued and outstanding: 47,592,459 (September 30, 2008) and 47,542,426 (December 31, 2007)	47,592	47,542
Additional paid-in capital	112,441,724	111,339,508
Unrealized (loss) gain, available for sale marketable securities	(58,321)	27,073
Accumulated deficit	(106,225,289)	(94,758,924)

Total stockholders’ equity	6,227,409	16,676,902

	$8,093,689	$18,428,715

See accompanying notes.

Note: The balance sheet as of December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Research and license revenue	$—	$—	$—	$—
Grant revenue	—	—	—	—

Total revenues	—	—	—	—

Operating expenses (A):
Research and development	2,204,810	1,941,392	8,758,819	6,943,262
General and administrative	1,025,883	1,181,831	3,107,694	3,179,203

Total operating expenses	3,230,693	3,123,223	11,866,513	10,122,465

Loss from operations	(3,230,693)	(3,123,223)	(11,866,513)	(10,122,465)
Interest income, net	82,717	161,012	400,148	425,997

Net loss	$(3,147,976)	$(2,962,211)	$(11,466,365)	$(9,696,468)

Net loss per share:
Basic and diluted	$(0.07)	$(0.07)	$(0.24)	$(0.24)

Shares used in calculating per share amounts:
Basic and diluted	47,592,459	42,612,990	47,564,703	40,316,291

(A) Operating expenses include the following non-cash stock compensation charges:
Research and development	$162,106	$313,654	$645,804	$1,038,425
General and administrative	155,001	321,469	417,436	665,993

	$317,107	$635,123	$1,063,240	$1,704,418

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(11,466,365)	$(9,696,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,382	89,922
Stock option compensation expense	1,063,240	1,704,418
Changes in operating assets/liabilities:
Accrued interest on marketable securities	(34,505)	(18,345)
Accounts receivable	(14,028)	129,755
Other current assets	45,435	1,341
Accounts payable and accrued expenses	173,570	(17,854)
Advance for MCI project and other	(33,903)	(8,226)

Net cash used in operating activities	(10,154,174)	(7,815,457)

Cash flows from investing activities:
Purchase of marketable securities	(2,338,900)	(12,820,206)
Proceeds from sales and maturities of marketable securities	11,391,079	7,857,872
Purchase of fixed assets	(122,476)	(489,033)

Net cash provided by (used in) investing activities	8,929,703	(5,451,367)

Cash flows from financing activities:
Proceeds from issuance of common stock in August 2007 registered direct offering, net	—	13,135,411
Proceeds from issuance of common stock in January 2007 registered direct offering, net	—	5,080,300
Proceeds from issuance of common stock upon exercise of warrants and stock options	—	833,470

Net cash provided by financing activities	—	19,049,181

(Decrease) increase in cash and cash equivalents	(1,224,471)	5,782,357
Cash and cash equivalents, beginning of period	4,020,881	1,649,414

Cash and cash equivalents, end of period	$2,796,410	$7,431,771

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

For options granted during the three months and nine months ended September 30, 2008 and 2007, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted average risk-free interest rate	3.3%	4.2%	3.0%	4.6%
Dividend yield	0%	0%	0%	0%
Volatility factor of the expected market price of the Company’s common stock	93%	87%	97%	90%
Weighted average life	6.8 years	6.6 years	6.7 years	4.8 years

Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted and employee termination rates. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2008 and 2007 was $0.76 and $2.08, respectively. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $0.52 and $1.10, respectively.

A summary of option activity for the nine months ended September 30, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2007	10,141,496	$1.92
Granted	1,817,000	$0.64
Exercised	—	—
Forfeited	(144,999)	$1.23
Expired	(229,459)	$2.10

Balance, September 30, 2008	11,584,038	$1.73	6.5 years	$536,503

Exercisable, September 30, 2008	7,652,181	$2.03	5.4 years	$164,638

As of September 30, 2008, there was approximately $1,047,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of 1.1 years.

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

There were no stock option exercises during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, the Company received cash from stock option exercises totaling approximately $220,000. The Company issues new shares to satisfy stock option exercises.

A summary of warrant activity for the nine months ended September 30, 2008 is as follows:

	Shares	Weighted Average Per Share Exercise Price
Balance, December 31, 2007	13,811,296	$2.65
Granted	—	—
Exercised	—	—
Expired	(1,887,668)	$2.50

Balance, September 30, 2008	11,923,628	$2.67

Outstanding warrants as of September 30, 2008 include a five-year warrant issued in July 2005 to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.75 per share. This warrant is subject to certain conditions before becoming exercisable, which conditions remain unmet as of September 30, 2008. All other warrants outstanding as of September 30, 2008 are immediately exercisable.

The effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

Registration Payment Arrangements

On January 7, 2004, the Company issued 6,909,091 shares of common stock to accredited investors in a private placement transaction for $2.75 per share, resulting in gross proceeds of $19,000,000. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $17,500,000. In connection with the January 2004 transaction, the Company issued five-year warrants to the investors to purchase up to 4,490,910 shares of the Company’s common stock at an exercise price of $3.25 per share. As of September 30, 2008, related warrants issued to investors to purchase 3,969,137 shares of common stock remained outstanding.

On December 14, 2004, the Company issued 4,233,333 shares of common stock to accredited investors in a private placement transaction for $2.66 per share, resulting in gross proceeds of $11,260,663. Net proceeds from the transaction, after issuance costs and placement fees, were approximately $10,400,000. In connection with the December 2004 transaction, the Company issued five-year warrants to the investors to purchase up to 2,116,666 shares of the Company’ common stock at an exercise price of $3.00 per share. As of September 30, 2008, related warrants issued to investors to purchase 1,775,689 shares of common stock remained outstanding.

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

In connection with its obligation to maintain effectiveness of the registration statements filed with each of the January 2004 and December 2004 transactions, as of September 30, 2008 the Company has estimated the maximum potential amount of undiscounted payments that it could be required to make under the registration arrangements as approximately $668,000 and $2,309,000, respectively.

Given that the Company did not deem the transfer of consideration under its existing registration payment arrangements as probable as of September 30, 2008 or 2007, no related expense or liability has been recorded during the nine-month periods ended September 30, 2008 and 2007.

Comprehensive Loss

The Company presents unrealized gains and losses on its marketable securities, classified as “available for sale,” in its statement of stockholders’ equity and comprehensive income or loss on an annual basis and in a footnote in its quarterly reports. During the three months ended September 30, 2008 and 2007, total comprehensive loss was approximately $3,209,000 and $2,949,000, respectively. During the nine months ended September 30, 2008 and 2007, total comprehensive loss was approximately $11,551,000 and $9,674,000, respectively. Other comprehensive income or loss consists of unrealized gains or losses on the Company’s marketable securities, which are comprised of securities of the U.S. government or its agencies, corporate bonds and other asset backed securities. Unrealized gains and losses on the Company’s marketable securities for the three months ended September 30, 2008 and 2007 amounted to a loss of approximately $61,000 and a gain of approximately $14,000, respectively. For the nine months ended September 30, 2008, unrealized gains and losses on the Company’s marketable securities amounted to a loss of approximately $85,000 and a gain of approximately $22,000, respectively.

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

About Cortex Pharmaceuticals

We are engaged in the discovery and development of innovative pharmaceuticals for the treatment of psychiatric disorders, neurological diseases and brain mediated breathing disorders. Our primary focus is to develop novel small molecule compounds that positively modulate AMPA-type glutamate receptors, a complex of proteins involved in communication between nerve cells in the mammalian brain. These compounds, termed AMPAKINE® compounds, enhance the activity of the AMPA receptor. These molecules are designed and developed as proprietary pharmaceuticals because we believe that they hold promise for the treatment of neurological and psychiatric diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter. Our most advanced clinical compound is CX717, which currently is in Phase II clinical development.

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

As of September 30, 2008, there was approximately $1,047,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. These non-cash costs are expected to be recognized over a weighted-average period of 1.1 years.

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

From inception (February 10, 1987) through September 30, 2008, we have sustained losses aggregating approximately $104,193,000. Continuing losses are anticipated over the next several years. During that time, our ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovative Research grants and by possible milestone payments from Organon and Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will be dependent upon the successful introduction of a new product into the North American market from our internal development, as well as the successful commercial development of our products by Organon, Servier or our other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months and Nine Months ended September 30, 2008 and 2007

For the three months ended September 30, 2008, our net loss of approximately $3,148,000 compares with a net loss of approximately $2,962,000 for the corresponding prior year period, an increase of 6%. Our net loss of approximately $11,466,000 for the nine months ended September 30, 2008 compares with a net loss of approximately $9,696,000 for the corresponding prior year period, an increase of 18%. Net losses for both the three and nine months ended September 30, 2008 reflect increased research and development expenses, as explained more fully below.

Our research and development expenses for the three-month period ended September 30, 2008 increased from approximately $1,941,000 to approximately $2,205,000, or by 14%, from the corresponding prior year period. For the nine-month period ended September 30, 2008, our research and development expenses increased from approximately $6,943,000 to approximately $8,759,000, or by 26%, compared to the corresponding prior year period. Results for both the three months and nine months ended September 30, 2008 reflect increased clinical development expenses, including amounts related to our Phase IIa studies of our AMPAKINE CX717 in respiratory depression.

Top-line results from the first reported study demonstrated that a single oral dose of 2100mg of CX717 has positive effects on respiratory depression induced by pain relieving opiates. The primary performance measures for the study were derived from a CO2 re-breathing procedure that measured the breathing response of the subject to increased CO2 levels in the presence of alfentanil. The primary measure, the minute expiratory volume (VE) at 55mgHg CO2 (VE55), was reversed by 2100mg of CX717 in comparison to placebo (p<0.03).

A second study evaluated whether CX717 may prevent the respiratory depression induced by alfentanil, while preserving that opiate’s desired pain relieving effects. Top-line data from the related study demonstrated that a single oral dose of 1500mg of CX717 achieved statistical significance (p = 0.005) over placebo on the primary endpoint measure of spontaneous basal respiration without affecting the analgesic properties of the opioid, alfentanil. The degree of the reversal of the basal respiratory rate was similar to that obtained with the opioid antagonist, naloxone (Narcan®). The analgesic properties of alfentanil were maintained in an acute pain model in the presence of CX717, whereas alfentanil’s pain relieving properties were blocked by naloxone.

Our non-cash stock compensation charges related to research and development for the three months ended September 30, 2008 decreased from approximately $314,000 to approximately $162,000, or by 48%, relative to the corresponding prior year period. For the nine months ended September 30, 2008, the non-cash stock compensation charges for research and development decreased from approximately $1,038,000 to approximately $646,000, or by 38%, compared to the corresponding prior year period, with decreases for the current year periods reflecting fluctuations in our stock price and the vesting schedules of granted stock options.

Our general and administrative expenses for the three-month period ended September 30, 2008 decreased from approximately $1,182,000 to approximately $1,026,000, or by 13%, relative to the corresponding prior year period, mostly due to decreased non-cash stock compensation charges. For the three months ended September 30, 2008, non-cash stock compensation charges decreased from approximately $321,000 to approximately $155,000, or by 52%, relative to the corresponding prior year period.

For the nine-month period ended September 30, 2008 our general and administrative expenses of approximately $3,108,000 decreased slightly, or by 2% from the approximately $3,179,000 of related expenses for the corresponding prior year period, with a decrease in non-cash stock compensation charges, partially offset by an increase in consulting fees. For the nine months ended September 30, 2008, our general and administrative non-cash stock compensation charges decreased from approximately $666,000 to approximately $417,000, or by 37%, compared to the corresponding prior year period, primarily due to fluctuations in our stock price. Increased consulting fees resulted from market research related to respiratory depression, an indication currently being tested with our AMPAKINE CX717, as indicated above.

Liquidity and Capital Resources

Sources and Uses of Cash

From inception (February 10, 1987) through September 30, 2008, we have funded our organizational and research and development activities primarily through the issuance of equity securities, funding related to collaborative agreements, various research grants and net interest income.

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

In January 2004, we completed a private placement of an aggregate of 6,909,091 shares of our common stock at $2.75 per share and five-year warrants to purchase up to an additional aggregate of 4,490,910 shares at an exercise price of $3.25 per share. We received approximately $17,500,000 in net proceeds from the private placement. In connection with the January 2004 private placement, we also issued two additional warrants to purchase 54,750 and 272,959 shares of our common stock, respectively, to two placement agents. The warrant to purchase 54,750 shares of our common stock has an exercise price of $2.75 per share and a five-year term. The warrant to purchase 272,959 shares of our common stock has an exercise price of $3.48 per share and a three-year term. All of the warrants issued in the January 2004 transaction provide a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for 13 consecutive trading days, subject to certain circumstances. During the year ended December 31, 2007 and the nine months ended September 30, 2008, we did not receive any proceeds from the exercise of related warrants. As of September 30, 2008, related warrants issued to investors to purchase up to 3,969,137 shares remained outstanding and warrants issued to placement agents to purchase up to 4,000 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $12,911,000 of additional capital.

In December 2004, we completed a private placement of an aggregate of 4,233,333 shares of our common stock at $2.66 per share and five-year warrants to purchase up to an additional aggregate of 2,116,666 shares at an exercise price of $3.00 per share. We received approximately $10,400,000 in net proceeds from the private placement. In connection with the December 2004 private placement, we also issued three-year warrants to purchase 164,289 shares of our common stock at an exercise price of $3.43 per share to the placement agent for the transaction. The warrants issued to the placement agent expired unexercised. All of the warrants issued in the December 2004 transaction provide a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for 13 consecutive trading days, subject to certain circumstances. During the year ended December 31, 2007 and the nine months ended September 30, 2008, we did not receive any proceeds from the exercise of related warrants. As of September 30, 2008, warrants issued to the investors to purchase up to 1,775,689 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $5,327,000 of additional capital.

In January 2007, we completed a registered direct offering with several institutional investors for 5,021,427 shares of our common stock and warrants to purchase 3,263,927 shares of our common stock for an aggregate purchase price of approximately $5,624,000. Net proceeds from the offering were approximately $5,100,000. The warrants have an exercise price of $1.66 per share and, subject to the terms therein, are exercisable at any time on or before January 21, 2012. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $3.35 per share for any 13 consecutive trading days. During the year ended December 31, 2007, we received approximately $443,000 from the exercise of related warrants. During the nine months ended June 30, 2008, we did not receive any proceeds from the exercise of related warrants. As of September 30, 2008, warrants to purchase up to 2,996,927 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $4,975,000 of additional capital.

In August 2007, we completed a registered direct offering with several institutional investors for 7,075,000 shares of our common stock and warrants to purchase 2,830,000 shares of our common stock for an aggregate purchase price of $14,150,000. Net proceeds from the offering were approximately $13,135,000. The investors’ warrants have an exercise price of $2.64 per share and, subject to the terms therein, are exercisable on or before August 28, 2012. In addition, we issued warrants to purchase up to an aggregate of 176,875 shares of our common stock to the placement agents in the offering. The placement agents’ warrants have an exercise price of $3.96 per share and, subject to the terms therein, are exercisable on or before August 28, 2012. During the year ended December 31, 2007 and the nine month period ended September 30, 2008, we did not receive any proceeds from the exercise of related warrants. As of September 30, 2008, warrants to purchase 3,006,875 shares remained outstanding. If the related warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $8,172,000 of additional capital.

As of September 30, 2008, we had cash, cash equivalents and marketable securities totaling approximately $6,971,000 and working capital of approximately $5,320,000. In comparison, as of December 31, 2007, we had cash, cash equivalents and marketable securities of approximately $17,284,000 and working capital of approximately $15,805,000. The decreases in cash and working capital reflect amounts required to fund our operations.

Net cash used in operating activities was approximately $10,154,000 during the nine months ended September 30, 2008, and included our net loss for the period of approximately $11,466,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $1,176,000, and changes in operating assets and liabilities. For the nine months ended September 30, 2007, net cash used in operating activities was approximately $7,815,000, and included our net loss for the period of approximately $9,696,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $1,794,000, and changes in operating assets and liabilities.

Net cash provided by investing activities approximated $8,930,000 during the nine months ended September 30, 2008, and primarily resulted from the sales and maturities of marketable securities of approximately $11,391,000, partially offset by the purchases of marketable securities of approximately $2,339,000. Fixed asset purchases for the current year period approximated $122,000. For the nine months ended September 30, 2007, net cash used in investing activities approximated $5,451,000, and primarily resulted from the purchases of marketable securities of approximately $12,820,000, partially offset by the sales and maturities of marketable securities of approximately $7,858,000. Fixed asset purchases for the prior year period approximated $489,000.

There was no cash provided by or used in financing activities for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, net cash provided by financing activities amounted to approximately $19,049,000 and primarily represented the net proceeds related to our offerings of our common stock and warrants to purchase shares of our common stock in January and August 2007.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2012. The commitments under the lease agreement for the remaining three months of the year ending December 31, 2008 and for each of the years ending December 31, 2009, 2010, 2011 and 2012 are approximately $141,000, $552,000, $556,000, $581,000 and $238,000, respectively.

In addition to amounts reflected on the balance sheet as of September 30, 2008, our remaining commitments for preclinical and clinical studies amount to approximately $2,210,000. Separately, we are committed to approximately $387,000 for sponsored research at academic institutions, of which $344,000 is payable over the next twelve months.

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

Staffing

As of September 30, 2008, we had a total of 27 full-time research and administrative employees. We anticipate modest increases in staffing and investments in equipment through the next twelve months.

Outlook

We anticipate that our cash, cash equivalents and marketable securities will be sufficient to satisfy our capital requirements into 2009. Additional funds will be required to continue operations beyond that time. We may receive additional milestone payments from the Organon and Servier agreements. However, there is no assurance that we will receive such milestone payments from Organon or Servier. We may also receive funds from the exercise of warrants to purchase shares of our common stock. As of September 30, 2008, warrants to purchase approximately 11.9 million shares of our common stock were outstanding with a weighted average exercise price of $2.67 per share. If all remaining warrants are fully exercised, of which there can be no assurance, such exercise would provide approximately $31,860,000 of additional capital.

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

Our exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of our financial instruments are fixed rate, short-term investments in government and corporate notes and bonds. Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with our cash requirements. As of September 30, 2008, our investment portfolio had a fair value and carrying amount of approximately $4,174,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2008, the resulting decline in the fair value of fixed rate bonds held within the portfolio would not be material to our financial position, results of operations and cash flows.

Our borrowing consists of our advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of September 30, 2008, the principal and accrued interest of the advance amounted to approximately $310,000.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibits

10.109	Fourth Amendment, dated July 11, 2008, to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed July 17, 2008.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

November 7, 2008	By:	/s/ Maria S. Messinger
Maria S. Messinger
Vice President and Chief Financial Officer;
Corporate Secretary
(Chief Accounting Officer)