Form 10-Q
period 2009-03-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2009-05-15
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

51,615,209 shares of Common Stock as of May 8, 2009

CORTEX PHARMACEUTICALS, INC.

Item 1A of Part II has been omitted based on the Company’s status as a “smaller reporting company.” Items 1-5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited)	(Note)
	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,621,944	$1,430,886
Marketable securities	215,212	2,710,434
Other current assets	229,530	154,884

Total current assets	2,066,686	4,296,204
Furniture, equipment and leasehold improvements, net	757,235	809,458
Other	46,667	46,667

	$2,870,588	$5,152,329

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,838,256	$1,123,015
Accrued wages, salaries and related expenses	322,747	293,746
Advance for MCI project	312,728	311,723
Deferred rent	10,849	27,123

Total current liabilities	2,484,580	1,755,607
Stockholders’ equity:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 105,000,000; shares issued and outstanding: 47,615,209 (March 31, 2009 and December 31, 2008)	47,615	47,615
Additional paid-in capital	112,838,840	112,686,078
Unrealized gain (loss), available for sale marketable securities	1,095	(3,884)
Accumulated deficit	(112,523,245)	(109,354,790)

Total stockholders’ equity	386,008	3,396,722

	$2,870,588	$5,152,329

See accompanying notes.

Note: The balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Research and license revenue	$—	$—
Grant revenue	—	—

Total revenues	—	—
Operating expenses (A):
Research and development expenses	2,114,771	3,421,488
General and administrative expenses	1,068,497	1,138,039

Total operating expenses	3,183,268	4,559,527

Loss from operations	(3,183,268)	(4,559,527)
Interest, net	14,813	188,128

Net loss	$(3,168,455)	$(4,371,399)

Basic and diluted net loss per share:	$(0.07)	$(0.09)

Shares used in calculating per share amounts
Basic and diluted	47,615,209	47,542,426

(A) Operating expenses include the following non-cash, stock-based compensation charges:

Research and development	$84,050	$270,364
General and administrative	68,712	137,153

	$152,762	$407,517

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,168,455)	$(4,371,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,223	47,919
Stock option compensation expense	152,762	407,517
Changes in operating assets/liabilities:
Accrued interest on marketable securities	(1,090)	(17,419)
Accounts receivable	—	(6,251)
Other current assets	(74,646)	(43,210)
Accounts payable and accrued expenses	727,968	769,602
Advance for MCI project and other	1,590	(17,843)

Net cash used in operating activities	(2,309,648)	(3,231,084)

Cash flows from investing activities:
Purchase of marketable securities	—	(1,092,376)
Proceeds from sales and maturities of marketable securities	2,500,706	4,030,012
Purchase of fixed assets	—	(118,674)

Net cash provided by investing activities	2,500,706	2,818,962

Increase (decrease) in cash and cash equivalents	191,058	(412,122)
Cash and cash equivalents, beginning of period	1,430,886	4,020,881

Cash and cash equivalents, end of period	$1,621,944	$3,608,759

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Principles

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

In January 1999, Cortex Pharmaceuticals, Inc. (“Cortex” or the “Company”) entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”). The agreement will enable Organon to develop and commercialize the Company’s AMPAKINE® technology for the treatment of schizophrenia and depression. Two collaboration compounds, Org24448 and Org26576, are currently in clinical development. In November 2007, Organon was acquired by Schering-Plough Corporation. Subsequently, in March 2009, Merck & Co. Inc. entered into a definitive merger agreement with Schering-Plough Corporation.

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

The Company has incurred net losses and cash outflows from operations of $3,168,000 and $2,310,000, respectively, for the three months ended March 31, 2009 and expects to incur additional losses and negative cash flow from operations in fiscal 2009 and for several more years. With the net proceeds from the closing of a registered direct private offering of convertible preferred stock and warrants to purchase shares of common stock completed in April 2009, as described more fully in Note 2, management believes the Company has adequate financial resources to conduct operations late into the third quarter of 2009. This raises substantial doubt about the Company’s ability to continue as a going concern, which will be dependent on its ability to obtain additional financing and to generate sufficient cash flows to meet its obligations on a timely basis.

In March 2009, as part of its efforts to conserve its existing capital resources, the Company implemented a reduction of approximately 50% of its workforce and reduced the base salary for each of its executive officers by 20%.

The Company is exploring its strategic and financial alternatives, including, but not limited to, new collaborations for its AMPAKINE program which would provide capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products that the Company is developing. Although the Company is presently engaged in discussions with a number of candidate companies, there can be no assurance that an agreement will arise from these discussions in a timely manner, or at all.

The Company also may need to raise additional capital through the sale of debt or equity. If the Company is unable to obtain additional financing to fund operations beyond the third quarter of 2009, it will need to eliminate some or all of its activities, merge with another company, license or sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all, or that the Company will be able to merge with another Company or license or sell any or all of its assets.

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

There were no options granted during the three months ended March 31, 2009. For options granted during the three months ended March 31, 2008, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions: weighted average risk-free interest rate of 3.0%; dividend yield of 0%; weighted average life of 6.7 years and volatility factor of the expected market price of the Company’s common stock of 97%.

Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted and employee termination rates. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2008 was $0.48.

A summary of option activity for the three months ended March 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2008	11,554,319	$1.73
Granted	—	—
Exercised	—	—
Forfeited	(285,077)	$1.09
Expired	—	—

Balance, March 31, 2009	11,269,242	$1.75	5.6 years	—
Exercisable, March 31, 2009	9,320,379	$1.94	5.0 years	—

As of March 31, 2009, there was approximately $516,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of 1.2 years.

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

There were no stock option exercises during the three months ended March 31, 2009 or 2008. The Company issues new shares to satisfy stock option exercises.

A summary of warrant activity for the three months ended March 31, 2009 is as follows:

	Shares	Weighted Average Per Share Exercise Price
Balance, December 31, 2008	11,920,628	$2.67
Granted	—	—
Exercised	—	—
Expired	(3,976,137)	$3.25

Balance, March 31, 2009	7,944,491	$2.38

Outstanding warrants as of March 31, 2009 include a five-year warrant issued in July 2005 to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.75 per share. This warrant is subject to certain conditions before becoming exercisable, which conditions remain unmet as of March 31, 2009. All other warrants outstanding as of March 31, 2009 are immediately exercisable.

The effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

Registration Payment Arrangements

In connection with prior private placements of the Company’s common stock and warrants to purchase shares of the Company’s common stock completed in January 2004 and December 2004, respectively, the Company entered into agreements that committed it to timely register the shares underlying the issued warrants. Those registration agreements specified potential cash penalties if the Company did not timely register the related shares with the Securities and Exchange Commission (the “SEC”).

The registration rights agreement for each related transaction further provides that if a registration statement is not filed or does not become effective within the defined time period, or if after its initial effectiveness the registration statement ceases to remain continuously effective for all securities for which it is required to be effective, then in addition to any other rights the holders may have, the Company would be required to pay each holder an amount in cash, as liquidated damages, equal to 2% per month of the aggregate purchase price paid by such holder in the private placements for the common stock and warrants then held, prorated daily.

The registration statement for each transaction was filed and declared effective by the SEC within the allowed timeframe. As a result, the Company was not required to pay any liquidated damages in connection with the initial registration for either of such prior transactions.

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

FSP EITF No. 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified after the date of issuance of this FSP. For the Company’s registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, the guidance was effective beginning January 1, 2007.

In connection with its obligation to maintain effectiveness of the registration statements filed with each of the January 2004 and December 2004 transactions, as of March 31, 2009 the Company has estimated the maximum potential amount of undiscounted payments that it could be required to make under the registration arrangements as approximately $1,341,000.

Given that the Company did not deem the transfer of consideration under its existing registration payment arrangements as probable as of March 31, 2009 or 2008, no related expense or liability has been recorded during the three-month periods ended March 31, 2009 and 2008.

Marketable Securities

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” effective January 1, 2008, as required, on a prospective basis. SFAS 157 defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. The standard applies to other accounting pronouncements, but does not require any new fair value measurements. The Company utilizes quoted prices in active markets for identical assets to record the fair value of its marketable securities. SFAS 157 terms quoted prices in active markets for similar assets as Level 1 inputs in its hierarchy of fair value measurements.

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

Comprehensive Loss

The Company presents unrealized gains and losses on its marketable securities, classified as “available for sale,” in its statement of stockholders’ equity and comprehensive income or loss on an annual basis and in a footnote in its quarterly reports. During the three months ended March 31, 2009 and 2008, total comprehensive loss was approximately $3,163,000 and $4,360,000, respectively. Other comprehensive income or loss consists of unrealized gains or losses on the Company’s marketable securities, which are comprised of securities of the U.S. government or its agencies, corporate bonds and other asset backed securities. Unrealized gains on the Company’s marketable securities for the three months ended March 31, 2009 and 2008 amounted to approximately $5,000 and $11,000, respectively.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer’s financial statements recognize and measure the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) became effective for the Company’s fiscal year beginning January 1, 2009. Unless the Company enters into any business combinations, adoption of SFAS 141(R) will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 became effective on a prospective basis for business combinations that occur in fiscal years beginning after January 1, 2009. Given that the Company does not currently have any minority interests, adoption of SFAS 160 did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires entities to provide enhanced disclosures on how and why the entity uses derivative instruments, how derivative instruments and related hedging items are accounted for under SFAS No. 133, and how derivative instruments and related hedging items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 became effective for the Company on January 1, 2009 and did not have a material impact on its financial statements.

Note 2 — Subsequent Event

In April 2009, the Company completed a registered direct offering of 1,475 shares of its newly designated 0% Series E Convertible Preferred Stock and warrants to purchase an aggregate of 6,941,176 shares of its common stock to a single institutional investor in exchange for gross proceeds of $1,475,000. Net proceeds from the offering were approximately $1,250,000.

The convertible preferred stock and warrants were sold in units, at a per unit purchase price of $1,000, and with each unit consisting of one share of convertible preferred stock and a warrant to purchase approximately 4,706 shares of common stock.

Subject to certain ownership limitations, the preferred stock is convertible into 8,676,471 common shares of the Company at a conversion price of $0.17 per share. The warrants have an exercise price of $0.3401 per share and are exercisable on or after October 17, 2009 and on or before October 17, 2012.

The Company also issued warrants to purchase up to an additional aggregate of 433,824 shares of the Company’s common stock to the placement agent for the transaction. These warrants have an exercise price of $0.26 per share and are exercisable on or after October 17, 2009 and on or before October 17, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes relating thereto appearing elsewhere in this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

About Cortex Pharmaceuticals

We are engaged in the discovery and development of innovative pharmaceuticals for the treatment of psychiatric disorders, neurological diseases and brain-mediated breathing disorders. Our primary focus is to develop novel small molecules that positively modulate AMPA-type glutamate receptors, a complex of proteins involved in communication between nerve cells in the mammalian brain. We are developing a family of proprietary pharmaceuticals known as AMPAKINE® compounds, which enhance the activity of the AMPA receptor. We believe that AMPAKINE compounds hold promise for the treatment of neurological and psychiatric diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter. Our most advanced clinical compounds are CX717 and CX1739, which currently are in Phase II clinical development.

We previously reported statistically and clinically positive results with CX717 in the treatment of adult patients with Attention Deficit Hyperactivity Disorder, or ADHD. The compound has been targeted for acute use as an intravenous agent in the treatment of drug-induced respiratory depression. During 2008, we announced results from two pilot studies completed with oral CX717, which demonstrated that the compound prevented the onset of opiate-induced respiratory depression in humans, while at the same time, maintaining the pain-relieving properties of the opiate. We have now completed the development of an i.v. formulation of CX717 that has shown accelerated stability over a period of more than eight months. With this data, we plan to conduct pharmacokinetic and dose-ranging studies with the new formulation of i.v. CX717 prior to initiating Phase IIb efficacy trials.

Our AMPAKINE compound CX1739 is substantially more potent than CX717, has successfully completed human Phase I clinical trials and is currently in Phase II trials in the U.K. for the treatment of sleep apnea. We plan to begin Phase II trials with CX1739 for the treatment of adult ADHD at such time as we have sufficient financial resources.

Additional drug candidates are being readied for further development, including CX1942 and CX2007. CX1942 has enhanced water solubility that may facilitate its formulation as an intravenous agent for a hospital product for the treatment of respiratory depression. It may also be developed as a fixed-dose combination product with a generic opioid as a safer oral analgesic. CX2007 exhibits a significantly increased metabolic half-life in animals, which may ultimately result in a once a day treatment potential in humans. This further development will be dependent upon obtaining additional financial resources to conduct such studies.

Over the past three years, we have filed several new patents for our AMPAKINE compounds that, if granted, will provide patent protection for our new compounds up to 2029. Additionally, the method of use patent that we licensed from the University of Alberta may provide patent coverage through 2027 for the use of AMPAKINE compounds in the treatment of respiratory depression.

The AMPAKINE platform addresses large potential markets. Our business plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of AMPAKINE compounds for those indications that require sizable, expensive Phase III clinical trials and very large sales forces to achieve significant market penetration.

At the same time, subject to availability of financial resources, we plan to develop compounds internally for a selected set of indications, many of which will allow us to apply for orphan drug status. Such designation by the Food and Drug Administration, or the FDA, is usually applied to products where the number of patients in the United States in the given disease category is typically less than 200,000. These orphan drug indications typically require more modest investment in the development stages, follow a quicker regulatory path to approval, and involve a more concentrated and smaller sales force targeted at selected medical centers and a limited number of medical specialists in the United States and Europe.

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

Revenue Recognition

Our revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, or SAB 104. SAB 104 provides guidance in applying accounting principles generally accepted in the United States to revenue recognition issues, and specifically addresses revenue recognition for up-front, nonrefundable fees received in connection with research collaboration arrangements.

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

In November 2002, the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board reached consensus on Issue 00-21. EITF Issue 00-21 addresses the accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. As required, we apply the principles of EITF Issue 00-21 to multiple element agreements that we enter into after July 1, 2003.

Employee Stock Options and Stock-Based Compensation

Under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”, or SFAS 123(R), we measure our share-based compensation cost at the grant date based on the estimated value of the award and recognize it as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

As of March 31, 2009, there was approximately $516,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. These non-cash costs are expected to be recognized over a weighted-average period of 1.2 years.

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

Registration Payment Arrangements

In connection with prior private placements of our common stock and warrants to purchase shares of our common stock completed in January 2004 and December 2004, respectively, we entered into agreements with investors that committed us to timely register the shares of common stock purchased as well as the shares underlying the issued warrants. Those registration agreements specified potential cash penalties if we did not timely register the related shares with the SEC.

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

FSP EITF No. 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that we enter into or modify after the date of issuance of this FSP. For our registration payment arrangements and financial instruments subject to those arrangements that were entered prior to the issuance of this FSP, the guidance was effective beginning January 1, 2007.

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

Results of Operations

General

In January 1999, we entered into a research collaboration and exclusive worldwide license agreement with NV Organon, or Organon. In November 2007, Organon was acquired by Schering-Plough Corporation. Subsequently, in March 2009, Merck & Co. Inc. entered into a definitive merger agreement with Schering-Plough Corporation. Our agreement with Organon will allow them to develop and commercialize our proprietary AMPAKINE technology for the treatment of schizophrenia and depression. In connection with the agreement, we received $2,000,000 up-front and research support payments of approximately $3,000,000 per year for two years. The agreement with Organon also includes milestone payments based upon clinical development, plus royalty payments on worldwide sales. To date, we have received milestone payments from Organon totaling $6,000,000. For each milestone payment, we recorded the related revenue upon achievement of the milestone.

In October 2000, we entered into a research collaboration agreement and a license agreement with Les Laboratoires Servier, or Servier. The agreements will allow Servier to develop and commercialize select AMPAKINE compounds in defined territories of Europe, Asia the Middle East and certain South American countries as a treatment for (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction and the dementia associated with multiple sclerosis and Amyotrophic Lateral Sclerosis. The research collaboration agreement, as amended, included an up-front payment by Servier of $5,000,000 and research support payments of approximately $2,025,000 per year through early December 2006 (subject to us providing agreed-upon levels of research personnel). In early December 2006, we terminated the research collaboration with Servier and as a result the worldwide rights for the AMPAKINE technology for the treatment of neurodegenerative diseases have been returned to us, other than three compounds selected by Servier for commercialization in its territory. Should any of these compounds be successfully commercialized by Servier, we would receive payments based upon key clinical development milestones and royalty payments on sales in licensed territories.

From inception (February 10, 1987) through March 31, 2009, we have sustained losses aggregating approximately $110,491,000. Continuing losses are anticipated over the next several years. During that time, our ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovative Research grants and by possible milestone payments from Organon and Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will be dependent upon the successful introduction of a new product into the North American market from our internal development, as well as the successful commercial development of our products by Organon, Servier or our other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months ended March 31, 2009 and 2008

For the three months ended March 31, 2009, our net loss of approximately $3,168,000 compares with a net loss of approximately $4,371,000 for the corresponding prior year period, a decrease of 28%, mostly due to decreased research and development expenses, as explained more fully below.

Our research and development expenses for the three-month period ended March 31, 2009 decreased from approximately $3,421,000 to approximately $2,115,000, or by 38%, from the corresponding prior year period, primarily as a result of preclinical development expenses during the prior year period for our AMPAKINE CX1739, which is now in human clinical testing.

Salary and related expenses for our research and development personnel decreased relative to the corresponding prior year period due to expenses for our President and Chief Executive Officer, Dr. Mark Varney. Before his appointment to President and Chief Executive Officer in August 2008, Dr. Varney served as our Chief Scientific Officer and Chief Operating Officer and his salary-related expenses were included in research and development. After his appointment, including the period during the three months ended March 31, 2009, Dr. Varney’s salary related expenses have been recorded in general and administrative expenses. Along with amounts for Dr. Varney, recruiting fees and other non-recurring expenses during the prior year period also contributed to the decrease in personnel-related expenses for our research and development staff.

Our non-cash stock compensation charges related to research and development for the three months ended March 31, 2009 decreased from approximately $270,000 to approximately $84,000, or by 69%, relative to the corresponding prior year period, reflecting fluctuations in our stock price and the vesting schedules of granted stock options.

Our general and administrative expenses for the three-month period ended March 31, 2009 decreased from approximately $1,138,000 to approximately $1,068,000, or by 6%, compared to the corresponding prior year period. Most of this decrease resulted from prior year consulting fees for market research in the field of respiratory depression, an indication we are pursuing with our AMPAKINE CX717. Increased personnel expenses partially offset the decreased consulting fees, and represented expenses for our President and Chief Executive Officer, Dr. Mark Varney. As explained more fully above, Dr. Varney served as our Chief Scientific Officer and Chief Operating Officer during the corresponding prior year quarter, when his salary and related costs were recorded with research and development expenses.

Our general and administrative non-cash stock compensation charges for the three months ended March 31, 2009 decreased from approximately $137,000 to approximately $69,000, or by 50%, relative to the corresponding prior year period, primarily due to fluctuations in our stock price.

Net interest income for the three months ended March 31, 2009 decreased from approximately $188,000 to approximately $15,000, or by 92% compared to the corresponding prior year period due to a decrease in cash available for investing.

Liquidity and Capital Resources

Sources and Uses of Cash

From inception (February 10, 1987) through March 31, 2009, we have funded our organizational and research and development activities primarily through the issuance of equity securities, funding related to collaborative agreements, various research grants and net interest income.

Under the agreements signed with Servier in October 2000, as amended to date, Servier has selected three AMPAKINE compounds that it may develop for potential commercialization. We remain eligible to receive payments based upon defined clinical development milestones of the licensed compounds and royalties on sales in licensed territories. Under the terms of the agreement with Organon, we may receive additional milestone payments based on clinical development of Org24448 and Org26576, and ultimately, royalties on worldwide sales.

In December 2004, we completed a private placement of an aggregate of 4,233,333 shares of our common stock at $2.66 per share and five-year warrants to purchase up to an additional aggregate of 2,116,666 shares at an exercise price of $3.00 per share. We received approximately $10,400,000 in net proceeds from the private placement. In connection with the December 2004 private placement, we also issued three-year warrants to purchase 164,289 shares of our common stock at an exercise price of $3.43 per share to the placement agent for the transaction. The warrants issued to the placement agent expired unexercised. All of the warrants issued in the December 2004 transaction provide a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for 13 consecutive trading days, subject to certain circumstances. As of March 31, 2009, warrants issued to the investors to purchase up to 1,775,689 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $5,327,000 of additional capital.

In January 2007, we completed a registered direct offering with several institutional investors for 5,021,427 shares of our common stock and warrants to purchase 3,263,927 shares of our common stock for an aggregate purchase price of approximately $5,624,000. Net proceeds from the offering were approximately $5,100,000. The warrants have an exercise price of $1.66 per share and, subject to the terms therein, are exercisable at any time on or before January 21, 2012. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $3.35 per share for any 13 consecutive trading days. As of March 31, 2009, warrants to purchase up to 2,996,927 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $4,975,000 of additional capital.

In August 2007, we completed a registered direct offering with several institutional investors for 7,075,000 shares of our common stock and warrants to purchase 2,830,000 shares of our common stock for an aggregate purchase price of $14,150,000. Net proceeds from the offering were approximately $13,135,000. The investors’ warrants have an exercise price of $2.64 per share and, subject to the terms therein, are exercisable on or before August 28, 2012. In addition, we issued warrants to purchase up to an aggregate of 176,875 shares of our common stock to the placement agents in the offering. The placement agents’ warrants have an exercise price of $3.96 per share and, subject to the terms therein, are exercisable on or before August 28, 2012. As of March 31, 2009, warrants to purchase 3,006,875 shares remained outstanding. If the related warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $8,172,000 of additional capital.

In April 2009, we completed a registered direct offering with a single institutional investor for 1,475 shares of our newly designated 0% Series E Convertible Preferred Stock and warrants to purchase 6,941,176 shares of our common stock for an aggregate purchase price of $1,475,000. Net proceeds from the offering were approximately $1,250,000. The investor’s warrants have an exercise price of $0.3401 per share and, subject to the terms therein, are exercisable on or after October 17, 2009 and on or before October 17, 2012. In addition, we issued warrants to purchase up to an aggregate of 433,824 shares of our common stock to the placement agent in the offering with an exercise price of $0.26 per share and the same term of exercisability as the warrants issued to the investor. If the warrants related to this transaction are fully exercised, of which there can be no assurance, these warrants would provide us with approximately $2,475,000 of additional capital.

As of March 31, 2009, we had cash, cash equivalents and marketable securities totaling approximately $1,837,000 and a working capital deficit of approximately $418,000. In comparison, as of December 31, 2008, we had cash, cash equivalents and marketable securities of approximately $4,141,000 and working capital of approximately $2,541,000. The decreases in cash and working capital reflect amounts required to fund our operations.

For the three months ended March 31, 2009, net cash used in operating activities was approximately $2,310,000 and included our net loss for the period of approximately $3,168,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $205,000, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $3,231,000 during the three months ended March 31, 2008, and included our net loss for the period of approximately $4,371,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $455,000, and changes in operating assets and liabilities.

For the three months ended March 31, 2009, net cash provided by investing activities approximated $2,501,000 and represented the proceeds from the sales and maturities of marketable securities. Net cash provided by investing activities approximated $2,819,000 during the three months ended March 31, 2008, and primarily resulted from the sales and maturities of marketable securities of approximately $4,030,000, partially offset by the purchases of marketable securities of approximately $1,092,000. Fixed asset purchases for the prior year period approximated $119,000.

There was no cash provided by or used in financing activities for the three months ended March 31, 2009 or 2008.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2012. The commitments under the lease agreement for the remaining nine months of the year ending December 31, 2009 and the years ending December 31, 2010, 2011 and 2012 are approximately $410,000, $556,000, $581,000 and $238,000, respectively.

In addition to amounts reflected on the balance sheet as of March 31, 2009, our remaining commitments for preclinical and clinical studies amount to approximately $1,522,000. Separately, we are committed to approximately $256,000 for sponsored research at academic institutions, all of which is payable over the next twelve months.

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

Outlook

With the net proceeds from our registered direct offering of convertible preferred stock completed in April 2009, as discussed more fully above, we believe that we have adequate financial resources to conduct our operations late into the third quarter of 2009. This raises substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to obtain additional financing and generate sufficient cash flows to meet our obligations on a timely basis.

We incurred net losses of approximately $3,168,000 during the three months ended March 31, 2009. Our ongoing cash requirements will depend on numerous factors, particularly the progress of clinical trials of our AMPAKINE CX1739 and our ability to negotiate and complete collaborative agreements, out-licensing arrangements or other strategic transactions. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our “low impact” and “high impact” AMPAKINE programs that include initial cash payments and on-going development support. We may also seek to raise additional funds and explore other strategic and financial alternatives, such as a merger or sale of assets transaction.

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

Our exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of our financial instruments are fixed rate, short-term investments in government and corporate notes and bonds. Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with our cash requirements. As of March 31, 2009, our investment portfolio had a fair value and carrying amount of approximately $215,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2009, the resulting decline in the fair value of fixed rate bonds held within the portfolio would not be material to our financial position, results of operations and cash flows.

Our borrowing consists of our advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of March 31, 2009, the principal and accrued interest of the advance amounted to approximately $313,000.

Item 4T.	Controls and Procedures

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibits

10.113	Form of Retention Bonus Agreement, dated March 13, 2009, between the Company and each of its executive officers, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed March 19, 2009.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

May 15, 2009	By:	/s/ Maria S. Messinger
Maria S. Messinger
Vice President and Chief Financial Officer; Corporate Secretary
(Chief Accounting Officer)