Form 10-Q
period 2009-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2009-08-14
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

56,291,680 shares of Common Stock as of August 10, 2009

CORTEX PHARMACEUTICALS, INC.

Item 1A of Part II has been omitted based on the Company’s status as a “smaller reporting company.” Items 1, 3 and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited)	(Note)
	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$887,857	$1,430,886
Marketable securities	143,076	2,710,434
Other current assets	143,037	154,884

Total current assets	1,173,970	4,296,204
Furniture, equipment and leasehold improvements, net	709,299	809,458
Other	46,667	46,667

	$1,929,936	$5,152,329

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,521,606	$1,123,015
Accrued wages, salaries and related expenses	305,792	293,746
Advance for MCI project	313,733	311,723
Deferred rent	—	27,123

Total current liabilities	2,141,131	1,755,607
Deferred rent	1,613	—

Total liabilities	2,142,744	1,755,607
Stockholders’ equity (deficit):
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500	21,703	21,703
Common stock, $0.001 par value; shares authorized: 105,000,000; shares issued and outstanding: 56,291,680 (June 30, 2009) and 47,615,209 (December 31, 2008)	56,291	47,615
Additional paid-in capital	115,009,984	112,686,078
Unrealized gain (loss), available for sale marketable securities	390	(3,884)
Accumulated deficit	(115,301,176)	(109,354,790)

Total stockholders’ equity (deficit)	(212,808)	3,396,722

	$1,929,936	$5,152,329

See accompanying notes.

Note: The balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Research and license revenue	$—	$—	$—	$—
Grant revenue	—	—	—	—

Total revenues	—	—	—	—

Operating expenses (A):
Research and development	1,048,500	3,132,521	3,163,271	6,554,009
General and administrative	900,089	943,772	1,968,586	2,081,811

Total operating expenses	1,948,589	4,076,293	5,131,857	8,635,820

Loss from operations	(1,948,589)	(4,076,293)	(5,131,857)	(8,635,820)
Interest income, net	2,362	129,303	17,175	317,431

Net loss	$(1,946,227)	$(3,946,990)	$(5,114,682)	$(8,318,389)

Accretion of beneficial conversion feature on 0% Series E Convertible Preferred Stock	(831,704)	—	(831,704)	—

Net loss applicable to common stock	$(2,777,931)	$(3,946,990)	$(5,946,386)	$(8,318,389)

Net loss per share:
Basic and diluted	$(0.06)	$(0.08)	$(0.12)	$(0.17)

Shares used in calculating per share amounts:
Basic and diluted	49,604,220	47,558,920	48,615,209	47,550,673

(A) Operating expenses include the following non-cash stock compensation charges:

Research and development	$54,378	$213,333	$138,428	$483,698
General and administrative	49,050	125,283	117,762	262,435

	$103,428	$338,616	$256,190	$746,133

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(5,114,682)	$(8,318,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,650	60,418
Stock option compensation expense	256,190	746,133
Changes in operating assets/liabilities:
Accrued interest on marketable securities	(292)	(29,016)
Other current assets	11,847	39,295
Accounts payable and accrued expenses	383,514	845,006
Advance for MCI project and other	4,207	(35,000)

Net cash used in operating activities	(4,357,566)	(6,691,553)

Cash flows from investing activities:
Purchase of marketable securities	—	(1,092,376)
Proceeds from sales and maturities of marketable securities	2,571,340	8,004,884
Purchase of fixed assets	(1,491)	(111,141)

Net cash provided by investing activities	2,569,849	6,801,367

Cash flows from financing activities:
Proceeds from issuance of preferred stock in April 2009 registered direct offering, gross	1,475,000	—
Costs related to issuance of preferred stock in April 2009 registered direct offering	(230,312)	—

Net cash provided by financing activities	1,244,688	—

Increase (decrease) in cash and cash equivalents	(543,029)	109,814
Cash and cash equivalents, beginning of period	1,430,886	4,020,881

Cash and cash equivalents, end of period	$887,857	$4,130,695

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Principles

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

In October 2000, the Company entered into a research collaboration agreement and a license agreement with Les Laboratoires Servier (“Servier”), covering defined territories. The agreements, as amended to date, will enable Servier to develop and commercialize select AMPAKINE compounds developed during the research collaboration period for the treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Amyotrophic Lateral Sclerosis. In early December 2006, Cortex terminated the research collaboration with Servier and as a result the worldwide rights for the AMPAKINE technology for treatment of neurodegenerative diseases were returned to Cortex, other than three compounds retained by Servier for commercialization.

The Company has incurred net losses and cash outflows from operations of $5,115,000 and $4,358,000, respectively, for the six months ended June 30, 2009 and expects to incur additional losses and negative cash flow from operations in fiscal 2009 and for several more years. With the net proceeds from the closing of a private placement of convertible preferred stock and warrants to purchase shares of common stock completed in July 2009, as described more fully in Note 2, management believes the Company has adequate financial resources to conduct operations late into the fourth quarter of 2009. This raises substantial doubt about the Company’s ability to continue as a going concern, which will be dependent on its ability to obtain additional financing and to generate sufficient cash flows to meet its obligations on a timely basis.

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

The Company also may need to raise additional capital through the sale of debt or equity. If the Company is unable to obtain additional financing to fund operations beyond the fourth quarter of 2009, it will need to eliminate some or all of its activities, merge with another company, license or sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all, or that the Company will be able to merge with another Company or license or sell any or all of its assets.

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

For options granted during the three months ended June 30, 2009 and the six months ended June 30, 2009 and 2008, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions:

	Three months ended June 30, 2009	Six months ended June 30,
		2009	2008
Weighted average risk-free interest rate	3.1%	3.1%	3.0%
Dividend yield	0%	0%	0%
Volatility factor of the expected market price of the Company’s common stock	100%	100%	97%
Weighted average life	7 years	7 years	6.7 years

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

The weighted-average grant-date fair value per share of options granted during the three months ended June 30, 2009 was $0.24. The weighted average grant-date fair value per share of options granted during the six months ended June 30, 2009 and 2008 was $0.24 and $0.48, respectively.

A summary of option activity for the six months ended June 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2008	11,554,319	$1.73
Granted	181,000	$0.29
Exercised	—	—
Forfeited	(285,077)	$1.09
Expired	(752,994)	$1.46

Balance, June 30, 2009	10,697,248	$1.74	5.8 years	—
Exercisable, June 30, 2009	8,605,260	$1.97	5.2 years	—

As of June 30, 2009, there was approximately $423,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of one year.

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

There were no stock option exercises during the six months ended June 30, 2009 or 2008. The Company issues new shares to satisfy stock option exercises.

A summary of warrant activity for the six months ended June 30, 2009 is as follows:

	Shares	Weighted Average Per Share Exercise Price
Balance, December 31, 2008	11,920,628	$2.67
Granted	7,375,000	$0.34
Exercised	—	—
Expired	(3,979,137)	$3.25

Balance, June 30, 2009	15,316,491	$1.40

Outstanding warrants as of June 30, 2009 include a five-year warrant issued in July 2005 to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.75 per share. This warrant is subject to certain conditions before becoming exercisable, which conditions remain unmet as of June 30, 2009.

Outstanding warrants as of June 30, 2009 also include three and a half-year warrants to purchase 6,941,176 shares of the Company’s common stock at an exercise price of $0.3401 per share and warrants to purchase 433,824 shares of the Company’s common stock at an exercise price of $0.26 per share. These warrants were issued in connection with the Company’s registered direct offering completed in April 2009 and become exercisable on October 17, 2009. All other warrants outstanding as of June 30, 2009 are immediately exercisable.

The effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

Registration Payment Arrangements

In connection with a prior private placement of the Company’s common stock and warrants to purchase shares of the Company’s common stock completed in December 2004, the Company entered into an agreement that committed it to timely register the shares underlying the issued warrants. The registration agreement specified potential cash penalties if the Company did not timely register the related shares with the Securities and Exchange Commission (the “SEC”).

The registration rights agreement for the related transaction further provides that if a registration statement is not filed or does not become effective within the defined time period, or if after its initial effectiveness the registration statement ceases to remain continuously effective for all securities for which it is required to be effective, then in addition to any other rights the holders may have, the Company would be required to pay each holder an amount in cash, as liquidated damages, equal to 2% per month of the aggregate purchase price paid by such holder in the private placement for the common stock and warrants then held, prorated daily.

The registration statement for the transaction was filed and declared effective by the SEC within the allowed timeframe. As a result, the Company was not required to pay any liquidated damages in connection with the initial registration for such transaction.

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

In connection with its obligation to maintain effectiveness of the registration statements filed with the December 2004 transaction, as of June 30, 2009 the Company has estimated the maximum potential amount of undiscounted payments that it could be required to make under the registration arrangements as approximately $857,000.

Given that the Company did not deem the transfer of consideration under its existing registration payment arrangement as probable as of June 30, 2009 or 2008, no related expense or liability has been recorded during the six-month periods ended June 30, 2009 and 2008.

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

Comprehensive Loss

The Company presents unrealized gains and losses on its marketable securities, classified as “available for sale,” in its statement of stockholders’ equity and comprehensive income or loss on an annual basis and in a footnote in its quarterly reports. During the three months ended June 30, 2009 and 2008, total comprehensive loss was approximately $1,947,000 and $3,982,000, respectively. During the six months ended June 30, 2009 and 2008, total comprehensive loss was approximately $5,110,000 and $8,343,000, respectively. Other comprehensive income or loss consists of unrealized gains or losses on the Company’s marketable securities, which are comprised of securities of the U.S. government or its agencies, corporate bonds and other asset backed securities. Unrealized losses on the Company’s marketable securities for the three months ended June 30, 2009 and 2008 amounted to a loss of approximately $1,000 and $35,000, respectively. For the six months ended June 30, 2009 and 2008, unrealized gains and losses on the Company’s marketable securities amounted to a gain of approximately $4,000 and a loss of approximately $24,000, respectively.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Event” (“SFAS 165”), to establish the general standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before the financial statements are issued. SFAS 165 requires entities to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date that the financial statements were issued or were available to be issued. SFAS 165 became effective for the Company on June 30, 2009 and did not have a material impact on its financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants. On the effective date of this Statement, the Codification included within SFAS 168 will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for the Company’s financial statements for the three and nine months ending September 30, 2009. The Company does not anticipate that adoption of SFAS 168 will have a material impact on its financial statements.

Note 2 — Registered Direct Offering of Newly-Designated Series E Convertible Preferred Stock

In April 2009, the Company completed a registered direct offering of 1,475 shares of its newly designated 0% Series E Convertible Preferred Stock and warrants to purchase an aggregate of 6,941,176 shares of its common stock to a single institutional investor in exchange for gross proceeds of $1,475,000. Net proceeds from the offering were approximately $1,250,000.

The convertible preferred stock and warrants were sold in units, at a per unit purchase price of $1,000, and with each unit consisting of one share of convertible preferred stock and a warrant to purchase approximately 4,706 shares of common stock. The preferred stock was subsequently converted into 8,676,471 shares of the Company’s common stock at a conversion price of $0.17 per share. The warrants have an exercise price of $0.3401 per share and are exercisable on or after October 17, 2009 and on or before October 17, 2012.

The Company also issued warrants to purchase up to an additional aggregate of 433,824 shares of the Company’s common stock to the placement agent for the transaction. These warrants have an exercise price of $0.26 per share and are subject to the same term of exercisability as the warrants issued to the investor.

In recording the proceeds from this offering, the Company estimated the fair value of the warrants issued to the investor using the Black-Scholes option pricing model. The Company then used the relative fair value method to allocate the proceeds to the investor warrants and the convertible preferred stock.

After this allocation, the value of the common shares issuable upon conversion of the preferred stock (the amount for which the common shares could have been sold) exceeded the proceeds from the offering that were allocated to the preferred stock due to beneficial conversion rights. The beneficial conversion rights relate to the difference between the fair value of the Company’s common stock and the conversion price of the preferred stock on the closing date of the offering.

In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios,” given that the 0% Series E Convertible Preferred Stock was immediately convertible, the value of the beneficial conversion rights was fully amortized at the date of issuance of the preferred stock through a charge to the Company’s accumulated deficit. That charge is reflected in the accompanying statement of operations as an increase in the net loss for purposes of determining the net loss applicable to common stock for the three months and six months ended June 30, 2009.

Note 3 — Subsequent Event

The Company has evaluated events or transactions that have occurred subsequent to the balance sheet date of June 30, 2009 through August 14, 2009, which is the date of issuance of the financial statements.

In July 2009, the Company completed a private placement of 4,029 shares of its newly designated Series F Convertible Preferred Stock with a stated value of $1,000 per share and warrants to purchase an aggregate of 6,060,470 shares of its common stock to a single institutional investor in exchange for gross proceeds of $4,029,000, of which $2,029,000 was placed in an escrow account. If the convertible preferred stock is converted at any time prior to July 29, 2014, Cortex has agreed to pay the holder an amount from the escrow account equal to approximately $504 per $1,000 of stated value of the preferred stock converted.

Subject to certain ownership limitations, the preferred stock is convertible into 12,120,939 common shares of the Company at a conversion price of $0.3324 per share. The warrants have an exercise price of $0.2699 per share and are exercisable on or after January 31, 2010 and on or before January 31, 2013.

The Company also issued warrants to purchase up to an additional aggregate of 606,047 shares of the Company’s common stock to the placement agent for the transaction. These warrants have an exercise price of $0.3656 per share and the same term of exercisability as the warrants issued to the investor.

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

We previously reported statistically and clinically positive results with CX717 in the treatment of adult patients with Attention Deficit Hyperactivity Disorder, or ADHD. The compound has been targeted for acute use as an intravenous agent in the treatment of drug-induced respiratory depression. During 2008, we announced results from two pilot studies completed with oral CX717, which demonstrated that the compound prevented the onset of opiate-induced respiratory depression in humans, while at the same time, maintaining the pain-relieving properties of the opiate. We have now completed the development of an intravenous. formulation of CX717 that has shown accelerated stability over a period of more than eight months. With this data, we plan to conduct pharmacokinetic and dose-ranging studies with the new formulation of intravenous CX717 prior to initiating Phase IIb efficacy trials.

Our AMPAKINE compound CX1739 is substantially more potent than CX717, has successfully completed human Phase I clinical trials and is currently in Phase II trials in the U.K. for the treatment of sleep apnea. We plan to begin Phase II trials with CX1739 for the treatment of adult ADHD at such time as we have sufficient financial resources.

Additional drug candidates are being readied for further development, including CX1942, CX2007 and CX2076. CX1942 has enhanced water solubility that may facilitate its formulation as an intravenous agent for a hospital product for the treatment of respiratory depression. It may also be developed as a fixed-dose combination product with a generic opioid as a safer oral analgesic. CX2007 and CX2076 exhibit a significantly increased metabolic half-life in animals, which may ultimately result in a once a day treatment potential in humans. This further development will be dependent upon obtaining additional financial resources to conduct such studies.

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

At the same time, subject to availability of sufficient financial resources, we plan to develop compounds internally for a selected set of indications, many of which will allow us to apply for orphan drug status. Such designation by the Food and Drug Administration, or the FDA, is usually applied to products where the number of patients in the United States in the given disease category is typically less than 200,000. These orphan drug indications typically require more modest investment in the development stages, follow a quicker regulatory path to approval, and involve a more concentrated and smaller sales force targeted at selected medical centers and a limited number of medical specialists in the United States and Europe.

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

As of June 30, 2009, there was approximately $423,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. These non-cash costs are expected to be recognized over a weighted-average period of one year.

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

From inception (February 10, 1987) through June 30, 2009, we have sustained losses aggregating approximately $112,438,000. Continuing losses are anticipated over the next several years. During that time, our ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovative Research grants and by possible milestone payments from Organon and Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will be dependent upon the successful introduction of a new product into the North American market from our internal development, as well as the successful commercial development of our products by Organon, Servier or our other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months and Six Months ended June 30, 2009 and 2008

For the three months ended June 30, 2009, our net loss applicable to common stock of approximately $2,778,000 compares with a net loss applicable to common stock of approximately $3,947,000 for the corresponding prior year period, a decrease of 30%. Our net loss applicable to common stock of approximately $5,946,000 for the six months ended June 30, 2009 compares with a net loss applicable to common stock of approximately $8,318,000 for the corresponding prior year period, a decrease of 29%.

The net losses applicable to common stock for the 2009 periods include charges of approximately $832,000 related to the beneficial conversion feature of our 0% Series E Convertible Preferred Stock that we issued in April 2009. These non-cash charges relate to the accounting requirements for the difference between the fair value of our common stock and the conversion price of the preferred stock on the date of issuance of the preferred stock. Excluding these non-cash charges, the decreases in net losses applicable to common stock reflect decreased research and development expenses, as explained more fully below.

Our research and development expenses for the three-month period ended June 30, 2009 decreased from approximately $3,133,000 to approximately $1,049,000, or by 67%, from the corresponding prior year period. For the six-month period ended June 30, 2009, our research and development expenses decreased from approximately $6,554,000 to approximately $3,163,000, or by 52%, primarily as a result of preclinical development expenses during the prior year periods for our AMPAKINE CX1739, which is now in human clinical testing.

Salary and related expenses for our research and development personnel decreased relative to the corresponding prior year period due to expenses for our President and Chief Executive Officer, Dr. Mark Varney. Before his appointment to President and Chief Executive Officer in August 2008, Dr. Varney served as our Chief Scientific Officer and Chief Operating Officer and his salary-related expenses were included in research and development. After his appointment, including the three-month and six-month periods ended June 30, 2009, Dr. Varney’s salary related expenses have been recorded in general and administrative expenses. Salary and related expenses for our research and development personnel also decreased as a result of our reduction in force that we implemented in mid-March 2009.

Our non-cash stock compensation charges related to research and development for the three months ended June 30, 2009 decreased from approximately $213,000 to approximately $54,000, or by 75%, relative to the corresponding prior year period. For the six months ended June 30, 2009, the non-cash stock compensation charges for research and development decreased from approximately $484,000 to approximately $138,000, or by 71%, compared with the corresponding prior year period, reflecting fluctuations in our stock price and the vesting schedules of granted stock options.

Our general and administrative expenses for the three-month period ended June 30, 2009 decreased from approximately $944,000 to approximately $900,000, or by 5%, compared to the corresponding prior year period. For the six months ended June 30, 2009, our general and administrative expenses decreased from approximately $2,082,000 to approximately $1,969,000, or by 5%, compared to the corresponding prior year period. Most of these decreases resulted from decreased non-cash stock compensation charges allocated to general and administrative expenses described below.

For the three months ended June 30, 2009, our non-cash stock compensation charges within general and administrative expenses decreased from approximately $125,000 to approximately $49,000, or by 61%, relative to the corresponding prior year period. For the six months ended June 30, 2009, these charges decreased from approximately $262,000 to approximately $118,000, or by 55%, relative to the corresponding prior year period, primarily due to fluctuations in our stock price.

For the six months ended June 30, 2009, decreased general and administrative expenses also reflect prior year consulting fees for market research in the field of respiratory depression, an indication we are pursuing with our AMPAKINE CX717. Increased personnel expenses partially offset the decreased consulting fees, and represented expenses for our President and Chief Executive Officer, Dr. Mark Varney. As explained more fully above, Dr. Varney served as our Chief Scientific Officer and Chief Operating Officer during the corresponding prior year period, when his salary and related costs were recorded with research and development expenses.

Net interest income for the three months ended June 30, 2009 decreased from approximately $129,000 to approximately $2,000, or by 98% compared to the corresponding prior year period. For the six months ended June 30, 2009, our net interest income decreased from approximately $317,000 to approximately $17,000, or by 95% compared to the corresponding prior year period, with decreases for both periods resulting from a decrease in cash available for investing.

Liquidity and Capital Resources

Sources and Uses of Cash

From inception (February 10, 1987) through June 30, 2009, we have funded our organizational and research and development activities primarily through the issuance of equity securities, funding related to collaborative agreements, various research grants and net interest income.

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

In December 2004, we completed a private placement of an aggregate of 4,233,333 shares of our common stock at $2.66 per share and five-year warrants to purchase up to an additional aggregate of 2,116,666 shares at an exercise price of $3.00 per share. We received approximately $10,400,000 in net proceeds from the private placement. In connection with the December 2004 private placement, we also issued three-year warrants to purchase 164,289 shares of our common stock at an exercise price of $3.43 per share to the placement agent for the transaction. The warrants issued to the placement agent expired unexercised. All of the warrants issued in the December 2004 transaction provide a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share for 13 consecutive trading days, subject to certain circumstances. As of June 30, 2009, warrants issued to the investors to purchase up to 1,775,689 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $5,327,000 of additional capital.

In January 2007, we completed a registered direct offering with several institutional investors for 5,021,427 shares of our common stock and warrants to purchase 3,263,927 shares of our common stock for an aggregate purchase price of approximately $5,624,000. Net proceeds from the offering were approximately $5,100,000. The warrants have an exercise price of $1.66 per share and, subject to the terms therein, are exercisable at any time on or before January 21, 2012. The warrants are subject to a call right in our favor to the extent that the closing price of our common stock exceeds $3.35 per share for any 13 consecutive trading days. As of June 30, 2009, warrants to purchase up to 2,996,927 shares remained outstanding. If the remaining warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $4,975,000 of additional capital.

In August 2007, we completed a registered direct offering with several institutional investors for 7,075,000 shares of our common stock and warrants to purchase 2,830,000 shares of our common stock for an aggregate purchase price of $14,150,000. Net proceeds from the offering were approximately $13,135,000. The investors’ warrants have an exercise price of $2.64 per share and, subject to the terms therein, are exercisable on or before August 28, 2012. In addition, we issued warrants to purchase up to an aggregate of 176,875 shares of our common stock to the placement agents in the offering. The placement agents’ warrants have an exercise price of $3.96 per share and, subject to the terms therein, are exercisable on or before August 28, 2012. As of June 30, 2009, warrants to purchase 3,006,875 shares remained outstanding. If the related warrants are fully exercised, of which there can be no assurance, these warrants would provide us approximately $8,172,000 of additional capital.

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

In July 2009, we completed a private placement with a single institutional investor for 4,029 shares of our newly designated Series F Convertible Preferred Stock with a stated value of $1,000 per share and warrants to purchase 6,060,470 shares of our common stock for an aggregate purchase price of $4,029,000, of which $2,029,000 was placed in an escrow account. If the convertible preferred stock is converted at any time prior to July 29, 2014, we have agreed to pay the holder an amount from the escrow account equal to approximately $504 per $1,000 of stated value of the preferred stock converted. Net proceeds from the offering, after deducting related expenses, were approximately $1,700,000. The investor’s warrants have an exercise price of $0.2699 per share and, subject to the terms therein, are exercisable on or after January 31, 2010 and on or before January 31, 2013. In addition, we issued warrants to purchase up to an aggregate of 606,047 shares of our common stock to the placement agent in the offering with an exercise price of $0.3656 per share and the same term of exercisability as the warrants issued to the investor. If the warrants related to this transaction are fully exercised, of which there can be no assurance, these warrants would provide us with approximately $1,857,000 of additional capital.

As of June 30, 2009, we had cash, cash equivalents and marketable securities totaling approximately $1,031,000 and a working capital deficit of approximately $967,000. In comparison, as of December 31, 2008, we had cash, cash equivalents and marketable securities of approximately $4,141,000 and working capital of approximately $2,541,000. The decreases in cash and working capital reflect amounts required to fund our operations.

For the six months ended June 30, 2009, net cash used in operating activities was approximately $4,358,000 and included our net loss for the period of approximately $5,115,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $358,000, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $6,692,000 during the six months ended June 30, 2008, and included our net loss for the period of approximately $8,318,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $807,000, and changes in operating assets and liabilities.

For the six months ended June 30, 2009, net cash provided by investing activities approximated $2,570,000 and represented the proceeds from the sales and maturities of marketable securities, partially offset by minimal fixed asset purchases. Net cash provided by investing activities approximated $6,801,000 during the six months ended June 30, 2008, and primarily resulted from the sales and maturities of marketable securities of approximately $8,004,000, partially offset by the purchases of marketable securities of approximately $1,092,000. Fixed asset purchases for the prior year period approximated $111,000.

Net cash provided by financing activities approximated $1,250,000 during the six months ended June 30, 2009, and resulted from our registered direct offering of our 0% Series E Convertible Preferred Stock in April 2009. There was no cash provided by or used in financing activities for the six months ended June 30, 2008.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2012. The commitments under the lease agreement for the remaining six months of the year ending December 31, 2009 and the years ending December 31, 2010, 2011 and 2012 are approximately $270,000, $556,000, $581,000 and $248,000, respectively.

In addition to amounts reflected on the balance sheet as of June 30, 2009, our remaining commitments for preclinical and clinical studies amount to approximately $1,228,000. Separately, we are committed to approximately $93,000 for sponsored research at academic institutions, all of which is payable over the next twelve months.

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

Staffing

Following our announced reduction in our workforce in March 2009, we have 13 full-time employees. We do not anticipate significant increases in the number of our full-time employees within the coming year.

Outlook

With the net proceeds from our private placement of convertible preferred stock and warrants completed in July 2009, as discussed more fully above, we believe that we have adequate financial resources to conduct our operations late into the fourth quarter of 2009. This raises substantial doubt about our ability to continue as a going concern, which will be dependent on our ability to obtain additional financing and generate sufficient cash flows to meet our obligations on a timely basis.

We incurred net losses of approximately $5,115,000 during the six months ended June 30, 2009. Our ongoing cash requirements will depend on numerous factors, particularly the progress of clinical trials of our AMPAKINE CX1739 and our ability to negotiate and complete collaborative agreements, out-licensing arrangements or other strategic transactions. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our “low impact” and “high impact” AMPAKINE programs that include initial cash payments and on-going development support. We may also seek to raise additional funds and explore other strategic and financial alternatives, such as a merger or sale of assets transaction.

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

We are exposed to certain market risks associated with interest rate fluctuations on our marketable securities and borrowing arrangement. All investments in marketable securities are entered into for purposes other than trading. We are not subject to significant risks from currency rate fluctuations as we typically conduct a limited number of transactions in foreign currencies. In addition, we do not utilize hedging contracts or similar instruments.

Our exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of our financial instruments are fixed rate, short-term investments in government and corporate notes and bonds. Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with our cash requirements. As of June 30, 2009, our investment portfolio had a fair value and carrying amount of approximately $143,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2009, the resulting decline in the fair value of fixed rate bonds held within the portfolio would not be material to our financial position, results of operations and cash flows.

Our borrowing consists of our advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of June 30, 2009, the principal and accrued interest of the advance amounted to approximately $314,000.

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

PART II. OTHER INFORMATION

Item 2.	Sales of Unregistered Securities

In connection with our April 2009 issuance of our newly designated 0% Series E Convertible Preferred Stock and warrants, we also issued unregistered warrants to purchase up to an aggregate of 433,824 shares of our common stock to the placement agent for the transaction. These warrants have an exercise price of $0.26 per share and are exercisable on or after October 17, 2009 and on or before October 17, 2012.

The issuance of the foregoing warrants were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof as a transaction by an issuer not involving any public offering. The warrants contain representations to support our reasonable belief that the placement agent is familiar with or has access to information concerning our business affairs and financial condition, and the placement agent is acquiring the securities for investment and not with a view to the distribution thereof. At the time of their issuance, the warrants were deemed to be restricted securities for purposes of the Securities Act of 1933, as amended, and the warrants (and shares issued upon exercise will) bear legends to that effect.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 5, 2009, we held our Annual Meeting of Stockholders, with stockholders holding 40,166,125 shares of common stock (representing 82.6% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act. Robert F. Allnutt, John F. Benedik, Charles J. Casamento, Carl W. Cotman, Ph.D., Peter F. Drake, Ph.D., M. Ross Johnson, Ph.D., Roger G. Stoll, Ph.D. and Mark A. Varney, Ph.D. were listed as management’s nominees in the proxy statement and were elected as directors at the meeting. The votes for each nominee were as follows:

Name	Number of Affirmative Votes	Number of Votes Withheld

Robert F. Allnutt	35,679,044	4,487,081
John F. Benedik	36,099,238	4,066,887
Charles J. Casamento	35,885,464	4,280,661
Carl W. Cotman, Ph.D.	36,014,781	4,151,344
Peter F. Drake, Ph.D.	36,280,056	3,886,069
M. Ross Johnson, Ph.D.	36,077,893	4,088,232
Roger G. Stoll, Ph.D.	35,281,132	4,884,993
Mark A. Varney, Ph.D.	36,976,512	3,189,613

At the meeting, we also sought approval of an amendment to our 2006 Stock Incentive Plan to increase the number of shares of our common stock authorized for issuance thereunder by 3,000,000 shares, bringing the total number of authorized shares thereunder to 7,363,799. This proposal was approved with 5,948,319 affirmative votes. There were 3,691,007 negative votes, 100,813 abstentions and 30,425,986 broker non-votes.

We also sought the ratification of Haskell & White LLP as our independent auditors for the fiscal year ending December 31, 2009. This proposal was approved by 38,432,446 affirmative votes. There were 1,584,841 negative votes and 148,838 abstentions.

Item 6.	Exhibits

Exhibits

3.7	Certificate of Designation of Preferences, Rights and Limitations of 0% Series E Convertible Preferred Stock, incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed April 17, 2009.

4.4	Placement Agency Agreement, dated April 13, 2009, by and between the Company and Rodman & Renshaw, LLC, Form of Securities Purchase Agreement and Form of Common Stock Purchase Warrant issued by the Company, incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Current Report on Form 8-K filed April 17, 2009.

10.115	Amendment No. 2 to the Company’s 2006 Stock Incentive Plan, effective as of June 5, 2009.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

August 14, 2009	By:	/s/ Maria S. Messinger
Maria S. Messinger
Vice President and Chief Financial Officer; Corporate Secretary
(Chief Accounting Officer)