Form 10-Q
period 2009-09-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2009-11-16
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

68,412,618 shares of Common Stock as of November 11, 2009

CORTEX PHARMACEUTICALS, INC.

Item 1A of Part II has been omitted based on the Company’s status as a “smaller reporting company.” Items 1 and 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited) September 30, 2009	(Note) December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,081,438	$1,430,886
Marketable securities	—	2,710,434
Other current assets	55,046	154,884

Total current assets	1,136,484	4,296,204
Furniture, equipment and leasehold improvements, net	663,585	809,458
Other	46,667	46,667

	$1,846,736	$5,152,329

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,268,000	$1,123,015
Accrued wages, salaries and related expenses	303,874	293,746
Advance for MCI project	314,737	311,723
Deferred rent	—	27,123

Total current liabilities	1,886,611	1,755,607
Deferred rent	6,450	—

Total liabilities	1,893,061	1,755,607

Stockholders’ equity (deficit):
Series B convertible preferred stock, $0.001 par value;
$0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500	21,703	21,703
Common stock, $0.001 par value; shares authorized:
105,000,000; shares issued and outstanding: 68,412,618 (September 30, 2009) and 47,615,209 (December 31, 2008)	68,413	47,615
Additional paid-in capital	118,407,511	112,686,078
Unrealized loss, available for sale marketable securities	—	(3,884)
Accumulated deficit	(118,543,952)	(109,354,790)

Total stockholders’ equity (deficit)	(46,325)	3,396,722

	$1,846,736	$5,152,329

Note: The balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Research and license revenue	$—	$—	$—	$—
Grant revenue	—	—	—	—

Total revenues	—	—	—	—

Operating expenses (A):
Research and development	846,088	2,204,810	4,009,359	8,758,819
General and administrative	882,554	1,025,883	2,851,140	3,107,694

Total operating expenses	1,728,642	3,230,693	6,860,499	11,866,513

Loss from operations	(1,728,642)	(3,230,693)	(6,860,499)	(11,866,513)
Interest income, net	983	82,717	18,158	400,148

Net loss	$(1,727,659)	$(3,147,976)	$(6,842,341)	$(11,466,365)

Accretion of beneficial conversion feature on 0% Series E Convertible Preferred Stock	—	—	(831,704)	—
Accretion of beneficial conversion feature on Series F Convertible Preferred Stock	(1,515,117)	—	(1,515,117)	—

Net loss applicable to common stock	$(3,242,776)	$(3,147,976)	$(9,189,162)	$(11,466,365)

Net loss per share:
Basic and diluted	$(0.06)	$(0.07)	$(0.18)	$(0.24)

Shares used in calculating per share amounts:
Basic and diluted	57,255,030	47,592,459	51,526,797	47,564,703

(A) Operating expenses include the following non-cash stock compensation charges:
Research and development	$83,559	$162,106	$221,987	$645,804
General and administrative	115,796	155,001	233,558	417,436

	$199,355	$317,107	$455,545	$1,063,240

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,842,341)	$(11,466,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	146,342	112,382
Stock option compensation expense	455,545	1,063,240
Changes in operating assets/liabilities:
Accrued interest on marketable securities	68	(34,505)
Accounts receivable	—	(14,028)
Other current assets	99,838	45,435
Accounts payable and accrued expenses	127,990	173,570
Other	9,292	(33,903)

Net cash used in operating activities	(6,003,266)	(10,154,174)

Cash flows from investing activities:
Purchase of marketable securities	—	(2,338,900)
Proceeds from sales and maturities of marketable securities	2,713,659	11,391,079
Purchase of fixed assets	(1,491)	(122,476)
Proceeds from sales of fixed assets	1,785	—

Net cash provided by investing activities	2,713,953	8,929,703

Cash flows from financing activities:
Proceeds from issuance of preferred stock in July 2009 private placement, gross	2,000,000	—
Costs related to issuance of preferred stock in July 2009 private placement	(304,823)	—
Proceeds from issuance of preferred stock in April 2009 registered direct offering, gross	1,475,000	—
Costs related to issuance of preferred stock in April 2009 registered direct offering	(230,312)	—

Net cash provided by financing activities	2,939,865	—

Decrease in cash and cash equivalents	(349,448)	(1,224,471)
Cash and cash equivalents, beginning of period	1,430,886	4,020,881

Cash and cash equivalents, end of period	$1,081,438	$2,796,410

Supplemental disclosure of non-cash financing activities:
Accretion of fair value of beneficial conversion feature on 0% Series E Convertible Preferred Stock	$831,704	$—
Accretion of fair value of beneficial conversion feature on Series F Convertible Preferred stock	1,515,117	—

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Principles

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Company has incurred net losses and cash outflows from operations of approximately $6,842,000 and $6,003,000, respectively, for the nine months ended September 30, 2009 and expects to incur additional losses and negative cash flow from operations in fiscal 2009 and for several more years. Management believes the Company currently has adequate financial resources to conduct operations late into the fourth quarter of 2009. This raises substantial doubt about the Company’s ability to continue as a going concern, which will be dependent on its ability to obtain additional financing and to generate sufficient cash flows to meet its obligations on a timely basis.

In March 2009, as part of its efforts to conserve its existing capital resources, the Company implemented a reduction of approximately 50% of its workforce and reduced the base salary for each of its executive officers by 20%.

The Company is exploring its strategic and financial alternatives, including, but not limited to, new collaborations for its AMPAKINE program that would provide capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products that the Company is developing. Although the Company is presently engaged in such discussions, there can be no assurance that an agreement will arise from these discussions in a timely manner, or at all.

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

The Company has evaluated events or transactions that have occurred subsequent to the balance sheet date of September 30, 2009 through November 16, 2009, which is the date of issuance of the financial statements.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

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

For options granted during the three months and nine months ended September 30, 2009 and 2008, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Weighted average risk-free interest rate	2.7%	3.3%	2.8%	3.0%
Dividend yield	0%	0%	0%	0%
Volatility factor of the expected market price of the Company’s common stock	102%	93%	101%	97%
Weighted average life	6.9 years	6.8 years	6.9 years	6.7 years

Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted and employee termination rates. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average grant-date fair value per share of options granted during the three months ended September 30, 2009 and 2008 was $0.17 and $0.76, respectively. The weighted average grant-date fair value per share of options granted during the nine months ended September 30, 2009 and 2008 was $0.17 and $0.52, respectively.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

A summary of option activity for the nine months ended September 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2008	11,554,319	$1.73
Granted	3,160,000	$0.21
Exercised	—	—
Forfeited	(285,077)	$1.09
Expired	(754,544)	$1.46

Balance, September 30, 2009	13,674,698	$1.41	6.5 years	$29,790
Exercisable, September 30, 2009	8,704,752	$1.96	4.9 years	—

As of September 30, 2009, there was approximately $750,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of 1.5 years.

Stock options and warrants issued as compensation for services to be provided to the Company by non-employees are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. This expense is a non-cash charge and has no impact on the Company’s available cash or working capital.

There were no stock option exercises during the nine months ended September 30, 2009 or 2008. The Company issues new shares to satisfy stock option exercises.

A summary of warrant activity for the nine months ended September 30, 2009 is as follows:

	Shares	Weighted Average Per Share Exercise Price
Balance, December 31, 2008	11,920,628	$2.67
Granted	14,041,517	$0.31
Exercised	—	—
Expired	(3,979,137)	$3.25

Balance, September 30, 2009	21,983,008	$1.06

Outstanding warrants as of September 30, 2009 include a five-year warrant issued in July 2005 to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.75 per share. This warrant is subject to certain conditions before becoming exercisable, which conditions remain unmet as of September 30, 2009.

Additionally, outstanding warrants as of September 30, 2009 include three and a half-year warrants to purchase 6,060,470 shares of the Company’s common stock at an exercise price of $0.27 per share and warrants to purchase 606,047 shares of the Company’s common stock at an exercise price of $0.3656 per share. These warrants were issued in connection with the Company’s private placement completed in July 2009 and become exercisable on January 31, 2010. All other warrants outstanding as of September 30, 2009 are immediately exercisable.

The effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

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

In connection with its obligation to maintain effectiveness of the registration statements filed with the December 2004 transaction, as of September 30, 2009 the Company has estimated the maximum potential amount of undiscounted payments that it could be required to make under the registration arrangements as approximately $367,000.

Given that the Company did not deem the transfer of consideration under its existing registration payment arrangement as probable as of September 30, 2009 or 2008, no related expense or liability has been recorded during the nine-month periods ended September 30, 2009 and 2008.

As described more fully in Note 3, in July 2009 the Company completed a private placement of newly designated Series F Convertible Preferred Stock and warrants to purchase additional shares of the Company’s common stock. The warrants issued in the July 2009 transaction are not subject to an agreement to register the underlying common shares and as a result are not subject to the above accounting and disclosure considerations.

Marketable Securities

The Company utilizes quoted prices in active markets for identical assets to record the fair value of its marketable securities. Such marketable securities are carried at fair value, with unrealized gains and losses, net of any tax, reported as a separate component of stockholders’ equity.

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

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

Comprehensive Loss

The Company presents unrealized gains and losses on its marketable securities, classified as “available for sale,” in its statement of stockholders’ equity and comprehensive income or loss on an annual basis and in a footnote in its quarterly reports. During the three months ended September 30, 2009 and 2008, total comprehensive loss was approximately $1,728,000 and $3,209,000, respectively. During the nine months ended September 30, 2009 and 2008, total comprehensive loss was approximately $6,838,000 and $11,551,000, respectively. Other comprehensive income or loss consists of unrealized gains or losses on the Company’s marketable securities, which are comprised of securities of the U.S. government or its agencies, corporate bonds and other asset backed securities. Unrealized losses on the Company’s marketable securities for the three months ended September 30, 2009 were less than $1,000. For the three months ended September 30, 2008, unrealized losses amounted to approximately $61,000. For the nine months ended September 30, 2009 and 2008, unrealized gains and losses on the Company’s marketable securities amounted to a gain of approximately $4,000 and a loss of approximately $85,000, respectively.

New Accounting Standards

In June 2009, the FASB issued FASB ASC 105, “Generally Accepted Accounting Principles” (FASB ASC 105) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants. The Codification included within FASB ASC 105, which is effective for the Company’s financial statements for the three and nine months ended September 30, 2009, supersedes all then-existing non-SEC accounting and reporting standards. Adoption of FASB ASC 105 did not have an impact on the Company’s financial position or results of operations.

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

The convertible preferred stock and warrants were sold in units, at a per unit purchase price of $1,000, and with each unit consisting of one share of convertible preferred stock and a warrant to purchase approximately 4,706 shares of common stock. The preferred stock was subsequently fully converted into 8,676,471 shares of the Company’s common stock at a conversion price of $0.17 per share. The warrants have an exercise price of $0.3401 per share and are exercisable on or before October 17, 2012.

The Company also issued warrants to purchase up to an additional aggregate of 433,824 shares of the Company’s common stock to the placement agent for the transaction. These warrants have an exercise price of $0.26 per share and are exercisable on or before October 17, 2012.

In recording the proceeds from this offering, the Company estimated the fair value of the warrants issued to the investor using the Black-Scholes option pricing model. The value of the convertible preferred stock was estimated based upon the fair value of the underlying common stock issuable upon conversion. The Company then used the relative fair value method to allocate the proceeds to the investor warrants and the convertible preferred stock.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

The Company calculated an effective conversion price for the preferred stock based upon the allocated proceeds and then measured the intrinsic value of the beneficial conversion rights embedded within the preferred stock. The beneficial conversion rights relate to the difference between the fair value of the Company’s common stock and the conversion price of the preferred stock on the closing date of the offering.

Given that the 0% Series E Convertible Preferred Stock was immediately convertible, the value of the beneficial conversion rights was fully amortized at the date of issuance of the preferred stock through a charge to the Company’s accumulated deficit. That charge is reflected in the accompanying statement of operations as an increase in the net loss for purposes of determining the net loss applicable to common stock for the nine months ended September 30, 2009.

Note 3 — Private Placement of Newly Designated Series F Convertible Preferred Stock

In July 2009, the Company completed a private placement of 4,029 shares of its newly designated Series F Convertible Preferred Stock with a stated value of $1,000 per share and warrants to purchase an aggregate of 6,060,470 shares of its common stock to a single institutional investor in exchange for gross proceeds of $4,029,000, of which $2,029,000 was placed in an escrow account. For conversions of the preferred stock prior to July 29, 2014, Cortex agreed to pay the holder an amount from the escrow account equal to approximately $504 per $1,000 of stated value of the preferred stock converted.

As of September 30, 2009, the preferred stock has fully converted into 12,120,938 shares of the Company’s common stock at a conversion price of $0.3324 per share and the $2,029,000 held in the escrow account has been repaid to the investor.

The warrants issued to the investor have an exercise price of $0.2699 per share and are exercisable on or after January 31, 2010 and on or before January 31, 2013.

The Company also issued warrants to purchase up to an additional aggregate of 606,047 shares of the Company’s common stock to the placement agent for the transaction. These warrants have an exercise price of $0.3656 per share and the same term of exercisability as the warrants issued to the investor.

In recording the proceeds from this offering, the Company estimated the fair value of the warrants issued to the investor using the Black-Scholes option pricing model. The value of the convertible preferred stock was estimated based upon the fair value of the underlying common stock issuable upon conversion. The Company then used the relative fair value method to allocate the proceeds to the investor warrants and the convertible preferred stock.

The Company calculated an effective conversion price for the preferred stock based upon the allocated proceeds and then measured the intrinsic value of the beneficial conversion rights embedded within the preferred stock. The beneficial conversion rights relate to the difference between the fair value of the Company’s common stock and the conversion price of the preferred stock on the closing date of the offering.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

Given that the Series F Convertible Preferred Stock was convertible upon effectiveness of the registration statement for the underlying shares of the Company’s common stock, which occurred during August 2009, the value of the beneficial conversion rights has been fully amortized as of September 30, 2009 through a charge to the Company’s accumulated deficit. That charge is reflected in the accompanying statement of operations as an increase in the net loss for purposes of determining the net loss applicable to common stock for the three months and nine months ended September 30, 2009.

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

We previously reported statistically and clinically positive results with CX717 in the treatment of adult patients with Attention Deficit Hyperactivity Disorder, or ADHD. The compound has been targeted for acute use as an intravenous agent in the treatment of drug-induced respiratory depression. During 2008, we announced results from two pilot studies completed with oral CX717, which demonstrated that the compound prevented the onset of opiate-induced respiratory depression in humans, while at the same time, maintaining the pain-relieving properties of the opiate. We have now completed the development of an intravenous formulation of CX717 that has shown stability over a period of more than eight months under accelerated conditions. Subject to the availability of sufficient financial resources, we plan to conduct additional preclinical safety and toxicology studies with the intravenous formulation of CX717, followed by pharmacokinetic and dose-ranging studies in humans with the new formulation prior to initiating Phase IIb efficacy trials.

Our AMPAKINE compound CX1739 is substantially more potent than CX717 in animal studies. CX1739 has successfully completed human Phase I clinical trials and is currently being tested in a Phase II trial in the U.K. for the treatment of sleep apnea. We plan to begin Phase II trials with CX1739 for the treatment of adult ADHD at such time as we have sufficient financial resources.

Additional drug candidates are being readied for further development, including CX1942, CX2007 and CX2076. CX1942 has enhanced water solubility that facilitates its formulation as an intravenous agent for a hospital product for the treatment of respiratory depression. It may also be developed as a fixed-dose combination product with a generic opioid as a safer oral analgesic. CX2007 and CX2076 exhibit a significantly increased metabolic half-life in animals, which may ultimately result in a once-a-day treatment potential in humans. This further development will be dependent upon obtaining additional financial resources to conduct such studies.

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

At the same time, subject to availability of sufficient financial resources, we plan to develop compounds internally for a selected set of indications, some of which will allow us to apply for orphan drug status. Such designation by the Food and Drug Administration, or the FDA, is usually applied to products where the number of patients in the United States in the given disease category is typically less than 200,000. These orphan drug indications typically require more modest investment in the development stages, follow a quicker regulatory path to approval, and involve a more concentrated and smaller sales force targeted at selected medical centers and a limited number of medical specialists in the United States and Europe.

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

Employee Stock Options and Stock-Based Compensation

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

As of September 30, 2009, there was approximately $750,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. These non-cash costs are expected to be recognized over a weighted-average period of 1.5 years.

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

Going Concern

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern, in its report on our Financial Statements for the fiscal year ended December 31, 2008, based on significant operating losses that we incurred and the fact that we do not have adequate working capital to finance our day-to-day operations. Our continued existence depends upon the success of our efforts to raise additional capital necessary to meet our obligations as they become due and to obtain sufficient capital to execute our business plan. We intend to obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions. If we cannot obtain adequate funding, we may be required to significantly curtail or even shut down our operations.

Results of Operations

General

In January 1999, we entered into a research collaboration and exclusive worldwide license agreement with NV Organon, or Organon. In November 2007, Organon was acquired by Schering-Plough Corporation. Subsequently, in November 2009, Merck & Co. Inc. acquired Schering-Plough Corporation. Our agreement with Organon will allow them to develop and commercialize our proprietary AMPAKINE technology for the treatment of schizophrenia and depression. In connection with the agreement, we received $2,000,000 up-front and research support payments of approximately $3,000,000 per year for two years. The agreement with Organon also includes milestone payments based upon clinical development, plus royalty payments on worldwide sales. To date, we have received milestone payments from Organon totaling $6,000,000. For each milestone payment, we recorded the related revenue upon achievement of the milestone.

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

From inception (February 10, 1987) through September 30, 2009, we have sustained losses aggregating approximately $114,165,000. Continuing losses are anticipated over the next several years. During that time, our ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovative Research grants and by possible milestone payments from Organon and Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under the Organon and Servier agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will be dependent upon the successful introduction of a new product into the North American market from our internal development, as well as the successful commercial development of our products by Organon, Servier or our other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months and Nine Months ended September 30, 2009 and 2008

For the three months ended September 30, 2009, our net loss applicable to common stock of approximately $3,243,000 compares with a net loss applicable to common stock of approximately $3,148,000 for the corresponding prior year period, an increase of 3%. Our net loss applicable to common stock of approximately $9,189,000 for the nine months ended September 30, 2009 compares with a net loss applicable to common stock of approximately $11,466,000 for the corresponding prior year period, a decrease of 20%.

The net losses applicable to common stock for the 2009 periods include charges of approximately $1,515,000 related to the beneficial conversion feature of our Series F Convertible Preferred Stock that we issued in July 2009. For the nine months ended September 30, 2009, the net loss applicable to common stock also includes charges of approximately $832,000 related to the beneficial conversion feature of our 0% Series E Convertible Preferred Stock that we issued in April 2009. These non-cash charges relate to the accounting requirements for the difference between the fair value of our common stock and the conversion price of the preferred stock on the date of issuance of the preferred stock. Excluding these non-cash charges, the decreases in net losses applicable to common stock reflect decreased research and development expenses, as explained more fully below.

Our research and development expenses for the three-month period ended September 30, 2009 decreased from approximately $2,205,000 to approximately $846,000, or by 62%, from the corresponding prior year period, reflecting prior year expenses for external research and our clinical studies with AMPAKINE CX717 in respiratory depression. For the nine-month period ended September 30, 2009, our research and development expenses decreased from approximately $8,759,000 to approximately $4,009,000, or by 54%, due to the clinical studies with CX717 and preclinical development expenses during the prior year periods for our AMPAKINE CX1739, which is now in human clinical testing.

Salary and related expenses for our research and development personnel decreased relative to the corresponding prior year periods due to expenses for our President and Chief Executive Officer, Dr. Mark Varney. Before his appointment to President and Chief Executive Officer in August 2008, Dr. Varney served as our Chief Scientific Officer and Chief Operating Officer and his salary-related expenses were included in research and development. After his appointment, including the three-month and nine-month periods ended September 30, 2009, Dr. Varney’s salary related expenses have been recorded in general and administrative expenses. Salary and related expenses for our research and development personnel further decreased as a result of our reduction in force that we implemented in mid-March 2009.

Our non-cash stock compensation charges related to research and development for the three months ended September 30, 2009 decreased from approximately $162,000 to approximately $84,000, or by 48%, relative to the corresponding prior year period. For the nine months ended September 30, 2009, the non-cash stock compensation charges for research and development decreased from approximately $646,000 to approximately $222,000, or by 66%, compared with the corresponding prior year period, reflecting fluctuations in our stock price and the vesting schedules of granted stock options.

Our general and administrative expenses for the three-month period ended September 30, 2009 decreased from approximately $1,026,000 to approximately $883,000, or by 14%, compared to the corresponding prior year period, primarily reflecting savings from salary reductions that we implemented for our executive officers earlier this year and decreased non-cash stock-based compensation charges.

For the nine months ended September 30, 2009, our general and administrative expenses decreased from approximately $3,108,000 to approximately $2,851,000, or by 8%, compared to the corresponding prior year period, due to decreased non-cash stock-based compensation charges and prior year consulting fees for market research in the field of respiratory depression, an indication we are pursuing with our AMPAKINE CX717.

For the three months ended September 30, 2009, our non-cash stock compensation charges within general and administrative expenses decreased from approximately $155,000 to approximately $116,000, or by 25%, relative to the corresponding prior year period. For the nine months ended September 30, 2009, these charges decreased from approximately $417,000 to approximately $234,000, or by 44%, relative to the corresponding prior year period, primarily due to fluctuations in our stock price.

Net interest income for the three months ended September 30, 2009 decreased from approximately $83,000 to approximately $1,000, or by 99% compared to the corresponding prior year period. For the nine months ended September 30, 2009, our net interest income decreased from approximately $400,000 to approximately $18,000, or by 95% compared to the corresponding prior year period, with decreases for both periods resulting from a decrease in cash available for investing.

Liquidity and Capital Resources

Sources and Uses of Cash

From inception (February 10, 1987) through September 30, 2009, we have funded our organizational and research and development activities primarily through the issuance of equity securities, funding related to collaborative agreements, various research grants and net interest income.

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

We also may receive proceeds from the exercise of previously issued warrants to purchase shares of our common stock. The table below summarizes the warrants that remain outstanding as of September 30, 2009 that were issued in connection with prior offerings and placements of our common stock.

Date of Issuance	Exercise Price per Share	Number of Warrants Outstanding as of September 30, 2009	Expiration Date	Approximate Potential Proceeds, if Fully Exercised
December 2004(1)	$3.00	1,775,689	December 13, 2009	$5,327,000
January 2007(1)	$1.66	2,996,927	January 21, 2012	$4,975,000
August 2007(1)	$2.64	2,830,000	August 28, 2012	$7,471,000
August 2007(2)	$3.96	176,875	August 28, 2012	$700,000
April 2009(1)	$0.34	6,941,176	October 17, 2012	$2,361,000
April 2009(2)	$0.26	433,824	October 17, 2012	$113,000
July 2009(1)	$0.27	6,060,470	January 31, 2013	$1,636,000
July 2009(2)	$0.37	606,047	January 31, 2013	$222,000

(1)	Represents warrants issued to the investor(s) in the related transaction.
(2)	Represents warrants issued to the placement agent(s) in the related transaction.

All of the warrants outstanding from the December 2004 and January 2007 transactions provide a call right in our favor to the extent that the closing price of our common stock exceeds $7.50 per share and $3.35 per share, respectively, for 13 consecutive trading days, subject to certain circumstances.

Similarly, subject to certain circumstances, the warrants issued to the investor in the April 2009 and July 2009 transactions provide a call right in our favor to the extent that the closing price of our common stock exceeds $0.68 per share and $0.54 per share, respectively, for 20 consecutive trading days. Warrants issued to the placement agent for the April 2009 and July 2009 transactions provide a call right in our favor to the extent that the closing price of our common stock exceeds $0.52 per share and $0.54 per share, respectively, for 20 consecutive trading days, subject to certain circumstances. We can give no assurance that we will receive proceeds from the exercise of any of the outstanding warrants.

As of September 30, 2009, we had cash and cash equivalents totaling approximately $1,081,000 and a working capital deficit of approximately $750,000. In comparison, as of December 31, 2008, we had cash, cash equivalents and marketable securities of approximately $4,141,000 and working capital of approximately $2,541,000. The decreases in cash and working capital reflect amounts required to fund our operations.

For the nine months ended September 30, 2009, net cash used in operating activities was approximately $6,003,000 and included our net loss for the period of approximately $6,842,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $602,000, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $10,154,000 during the nine months ended September 30, 2008, and included our net loss for the period of approximately $11,466,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $1,176,000, and changes in operating assets and liabilities.

For the nine months ended September 30, 2009, net cash provided by investing activities approximated $2,714,000 and represented the proceeds from the sales and maturities of marketable securities, partially offset by minimal fixed asset purchase and sale activity. Net cash provided by investing activities approximated $8,930,000 during the nine months ended September 30, 2008, and primarily resulted from the sales and maturities of marketable securities of approximately $11,391,000, partially offset by the purchases of marketable securities of approximately $2,339,000. Fixed asset purchases for the prior year period approximated $122,000.

Net cash provided by financing activities approximated $2,940,000 during the nine months ended September 30, 2009, and resulted from our registered direct offering of our 0% Series E Convertible Preferred Stock in April 2009 and our private placement of our Series F Convertible Preferred Stock in July 2009. There was no cash provided by or used in financing activities for the nine months ended September 30, 2008.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2012. The commitments under the lease agreement for the remaining three months of the year ending December 31, 2009 and the years ending December 31, 2010, 2011 and 2012 are approximately $135,000, $556,000, $581,000 and $248,000, respectively.

In addition to amounts reflected on the balance sheet as of September 30, 2009, our remaining commitments for preclinical and clinical studies amount to approximately $1,256,000. Separately, we are committed to approximately $70,000 for sponsored research at academic institutions, all of which is payable over the next twelve months.

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

We incurred net losses of approximately $6,842,000 during the nine months ended September 30, 2009. Our ongoing cash requirements will depend on numerous factors, particularly the progress of clinical trials of our AMPAKINE CX1739 and our ability to negotiate and complete collaborative agreements, out-licensing arrangements or other strategic transactions. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our AMPAKINE programs that include initial cash payments and on-going development support. We may also seek to raise additional funds and explore other strategic and financial alternatives, such as a merger or sale of assets transaction.

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

We are exposed to certain market risks associated with interest rate fluctuations on our advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of September 30, 2009, the principal and accrued interest of the advance amounted to approximately $315,000.

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

Issuances of Unregistered Equity Securities

In July 2009, we issued 4,029 shares of our newly designated Series F Convertible Preferred Stock and warrants to purchase up to an aggregate of 6,060,470 shares of our common stock in a private placement to a single accredited investor (as defined by Rule 501 under the Securities Act). The shares of Series F Convertible Preferred Stock, with a stated value of $1,000 per share, were convertible into shares of common stock at a price of $0.3324 per share and were fully-converted into an aggregate of 12,120,938 shares of common stock as of September 30, 2009. The resale of the shares of common stock underlying the Series F Convertible Preferred Stock is registered pursuant to a registration on Form S-3 (No. 333-161143) that the SEC declared effective on August 20, 2009. The related warrants have an exercise price of $0.2699 per share and are exercisable on or after January 31, 2010 and on or before January 31, 2013. The warrants are subject to a call provision that permits us to cancel the warrants (unless earlier exercise by the holder) in the event the volume weighted average price of our common stock exceeds $0.5398 for a period of 20 consecutive trading days, the average daily volume of our common stock during such 20 trading day period exceeds $100,000 per trading day and certain other conditions are satisfied. The gross proceeds of the offering were $4,029,000, of which $2,029,000 was placed into escrow at the closing and subsequently paid to the investor upon conversion of the Series F Convertible Preferred Stock.

Additionally, we issued unregistered warrants to purchase up to an aggregate of 606,047 shares of our common stock to the placement agent for the transaction. These warrants have an exercise price of $0.3656 per share, are exercisable on or after January 31, 2010 and on or before January 31, 2013, and contain the same call rights as the warrants issued to the investor.

The issuances of the foregoing Series F Convertible Preferred Stock and warrants were made in reliance upon the exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof as a transaction by an issuer not involving any public offering. The transaction documents contain representations to support our reasonable belief that the investor and the placement agent are each familiar with or has access to information concerning our business affairs and financial condition, and that they are each acquiring such securities for investment and not with a view to the distribution thereof. At the time of their issuance, the Series F Convertible Preferred Stock and warrants were deemed to be restricted securities for purposes of the Securities Act and such securities (and shares issued upon exercise of the warrants will) bear legends to that effect.

Repurchases of Equity Securities

During the quarter ended September 30, 2009, we did not repurchase any of our outstanding equity securities.

Item 6.	Exhibits

Exhibits

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock, incorporated by reference to Exhibit 3.8 to the Company’s Current Report on Form 8-K filed July 30, 2009.

10.114	Form of Securities Purchase Agreement, Registration Rights Agreement and Form of Common Stock Purchase Warrant issued by the Company, incorporated by reference to Exhibit 10.114 to the Company’s Current Report on Form 8-K filed July 30, 2009.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

November 16, 2009	By:	/s/ MARIA S. MESSINGER
Maria S. Messinger Vice President and Chief Financial Officer; Corporate Secretary (Chief Accounting Officer)