Form 10-K
period 2009-12-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2010-04-08
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2009

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-16467

Cortex Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0303583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15241 Barranca Parkway, Irvine, California, 92618

(Address of principal executive offices, including zip code)

(949) 727-3157

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Preferred Share Purchase Rights, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2009 was approximately $13,338,500 (based on the closing sale price of the common stock as reported by the NYSE Amex (formerly The American Stock Exchange) on such date). As of March 31, 2010, there were 68,412,618 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

In this Annual Report on Form 10-K, the terms “Cortex,” the “Company,” “we,” “us” and “our” refer to Cortex Pharmaceuticals, Inc., a Delaware corporation.

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,”and similar expressions include, but are not limited to, statements regarding (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of our proposed products and (iv) the need for, and availability of, additional financing.

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

Forward-looking statements speak only as of the date they are made. We do not undertake and specifically decline any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

PART I

Item 1. Business

We are engaged in the discovery and development of innovative pharmaceuticals for the treatment of psychiatric disorders and neurological diseases. Our primary focus is to develop novel small molecule compounds that positively modulate AMPA-type glutamate receptors, a complex of proteins involved in the communication between nerve cells in the mammalian brain. These compounds, termed AMPAKINE compounds, enhance the activity of the AMPA receptor. These molecules are designed and developed as proprietary pharmaceuticals because we believe they hold promise for the treatment of neurological and psychiatric diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter. Our most advanced clinical compound is CX1739, which is in Phase II clinical development.

The AMPAKINE platform addresses large potential markets. According to research data from IMS Health, in 2008 worldwide sales for central nervous system products to treat brain-related disorders and diseases exceeded $112 billion. Our business plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of specific AMPAKINE compounds for those indications that require sizable, expensive Phase III clinical trials — and very large sales forces to achieve significant market penetration. Diseases such as Alzheimer’s disease, mild cognitive impairment (“MCI”), Attention Deficit Hyperactivity Disorder (“ADHD”), schizophrenia, depression, respiratory depression caused by opiate analgesics, and sleep apnea may benefit from treatment with AMPAKINE drugs and require a large market presence.

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

In January 1999, we entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”), at that time a subsidiary of Akzo Nobel. The agreement grants Organon worldwide rights to develop and commercialize our AMPAKINE technology for the treatment of schizophrenia and depression. In November 2007, Organon was acquired by Schering-Plough Corporation. Subsequently, in November 2009, Merck & Co. Inc. (“Merck”) acquired Schering Plough. Merck is currently in Phase II studies with two collaboration AMPAKINE compounds, ORG24448 and ORG26576. Cortex may receive milestone payments for continued clinical advancement of these compounds, and royalties following their successful commercialization.

In October 2000, we entered into a research collaboration agreement and a license agreement with Les Laboratoires Servier (“Servier”). The license agreement, as amended to date, will allow Servier to develop and commercialize three AMPAKINE compounds selected at the end of the research collaboration in defined territories of Europe, Asia, the Middle East and certain South American countries as a treatment for (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The indications covered include, but are not limited to, Alzheimer’s disease, MCI, sexual dysfunction and anxiety disorders. The research collaboration with Servier was terminated at the end of 2006; accordingly, the worldwide rights for (a) treatment of declines in cognitive performance associated with aging, (b) neurodegenerative diseases, (c) anxiety disorders, and (d) sexual dysfunction have been returned to us. While both the Organon and Servier research collaborations have ended, we remain eligible for payments based upon defined clinical development milestones of the licensed compounds, as well as royalties based upon potential commercialization under our licenses from both partners.

On March 25, 2010, we entered into an asset purchase agreement with Biovail Laboratories International SRL (“Biovail”). Pursuant to the asset purchase agreement, Biovail acquired our interests in CX717, CX1763, CX1942 and the injectable dosage form of CX1739, as well as certain of our other AMPAKINE compounds and related intellectual property for use in the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. In connection with the transaction, Biovail paid us the lump sum of $9,000,000 upon the execution of the asset purchase agreement and will pay us an additional $1,000,000 upon the later of the completion of the specified transfer plan or September 25, 2010. In addition, we will have the right to receive up to three milestone payments in an aggregate amount of up to $15,000,000 plus the reimbursement of certain related expenses, each conditioned upon the occurrence of particular events relating to the clinical development of certain assets that Biovail acquired. As part of the transaction, Biovail licensed back to us certain exclusive and irrevocable rights to some acquired AMPAKINE compounds, other than CX717, an injectable dosage form of CX1739, CX1763 and CX1942, for use outside of the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. Accordingly, following the transaction with Biovail, we retain rights for the majority of patented compounds in our AMPAKINE drug library, as well as all rights to the non-acquired AMPAKINE compounds for the treatment of neurological diseases and psychiatric disorders that have historically been a focus of our portfolio. Additionally, we retain our rights to develop and commercialize AMPAKINE compounds as a potential treatment for sleep apnea disorders, including an oral dosage form of CX1739.

For the years ended December 31, 2009, 2008 and 2007, our research and development expenses were approximately $4,598,000, $10,780,000 and $9,327,000, respectively. The significant decrease in expenses for the year ended December 31, 2009 relfects our reduction in force that was implemented in March 2009, in an effort to reduce our operating expenses and focus our resources on the clinical development of our AMPAKINE platform. Expenses for the year ended December 31, 2008 reflect an increase in clinical development expenses, including our two Phase IIa studies with CX717 for the acute treatment of respiratory depression induced by an opioid and the initiation of clinical development of CX1739.

We face a number of risks in moving our technology through research, development and commercialization. We have never had revenues from commercial sales, have never been profitable on an annual basis and have incurred cumulative net losses from inception approximating $115,764,000 through December 31, 2009. We do not anticipate profitability in the short term and will continue to require external funding, either from key corporate partnerships and licenses of our technology or from the private or public equity markets, debt from banking arrangements or some combination of these financing vehicles. As of yet, neither we nor any of our corporate partners have obtained regulatory approval to market any of our products. All of these risks, and others, are described in “Risk Factors” starting on page 16.

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

AMPA Receptor Modulator Program

In June 1993, we licensed a new class of molecules and technology, which we refer to as AMPAKINE technology, from the University of California. We have subsequently been working to develop and patent new AMPAKINE molecules and to demonstrate efficacy and safety in a number of clinical indications.

AMPAKINE compounds facilitate the activity of the AMPA receptor, which is activated by the endogenous neurotransmitter glutamate. AMPAKINE compounds interact in a highly specific manner with the AMPA receptor, lowering the amount of neurotransmitter required to generate a response, and increasing the magnitude and/or duration of the response to a given amount of glutamate. We believe that this selective amplification of the normal glutamate signal may eventually find utility in the treatment of neurological and psychological diseases and disorders characterized by depressed functioning of brain pathways.

Our AMPAKINE technology is composed of two groups of compounds that we have designated as “low impact” and “high impact.” Compounds from these two groups bind at different sites on the AMPA receptor complex and affect the subsequent cellular responses in different ways. Both types of compounds positively modulate the AMPA receptor function; low impact compounds generally increase the amplitude of the neuronal action potential, while the high impact compounds increase both the amplitude and the half-width of the neuronal action potential. Additionally, high impact compounds activate the expression of certain genes in the neuron, including the production of certain brain growth factors such as Brain-Derived Neurotrophic Factor (“BDNF”). BDNF mediates the differentiation and survival of neurons by providing the necessary trophic support, and modulates synaptic transmission and plasticity. We believe that this action of AMPAKINE molecules imparts these compounds with the potential for disease-modifying activity, since deficits in BDNF have been observed in psychiatric diseases such as anxiety and depression, and in neurodegenerative disease such as Alzheimer’s disease, Huntington’s disease, Parkinson’s disease, and Rett’s syndrome.

The vast majority of excitatory synaptic connections in the brain utilize glutamate as the neurotransmitter, and those synaptic connections decline with age. Thus, brain disorders associated with aging may be amenable to treatment with AMPAKINE compounds. Such disorders include MCI, Alzheimer’s disease and Parkinson’s disease. Schizophrenia, depression and other psychiatric disorders may involve imbalances of neurotransmitters in the brain, such as dopamine, serotonin, acetylcholine and norepinephrine. Given that glutamate modulates many of these other neurotransmitters, it may play a role in the rebalancing of neurotransmission.

We continue to design, synthesize and test new AMPAKINE molecules. Significant progress has been made with both our “low impact” and “high impact” programs, resulting in the recent filing of patent applications that, if granted, will provide patent protection for our new molecules through 2029.

“Low Impact” AMPAKINE Platform

Prior to the transaction we entered into with Biovail on March 25, 2010, we had two low impact AMPAKINE compounds being tested in clinical studies: CX717 and CX1739. Following the sale of CX717 to Biovail, our most advanced low impact AMPAKINE compound is CX1739, which is a new generation low impact AMPAKINE molecule. The pending patent application that specifically covers CX1739, if approved, will provide a patent term until 2028.

CX1739 completed pre-clinical safety and toxicology studies in 2008 and, importantly, the toxicological artifact previously observed in animals with CX717 was not seen with CX1739. Phase I clinical studies with CX1739 were initiated in 2008 and completed in early 2009. In the Phase I clinical studies, the safety and tolerability of CX1739 was evaluated in 80 healthy, male volunteers. No changes were seen in vital signs, and there were no cardiovascular changes or changes in blood chemistry at any of the doses tested, including single doses of up to 1200mg and doses of 600mg twice-a-day (for a 1200mg total daily dose) for 7 days. The maximum well-tolerated single dose was identified at 900mg and 450 mg twice-a-day (for a 900mg total daily dose) for 7 days.

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

In early 2009, we initiated a Phase IIa study with CX1739 in a randomized, double-blind, placebo-controlled study in 20 subjects with moderate to severe sleep apnea in the UK. Enrollment in the study was slower than expected due to several factors, including variability in sleep apnea scores, fairly strict enrollment criteria and financial constraints. We now expect top-line results from this study in mid-2010.

Given the positive results previously demonstrated with CX717 in adults with ADHD, we plan to commence a Phase II study with CX1739 as a potential treatment for ADHD.

Although CX1739 was acquired by Biovail in our March 2010 transaction, certain rights to AMPAKINE compounds sold to Biovail were retained by the Company through a grant back license from Biovail. Specifically, Biovail’s rights to CX1739 are limited to an intravenous dosage form to treat respiratory depression or vaso-occlusive crises associated with sickle cell disease. Consequently, following the transaction we retained our exclusive rights to pursue the development of CX1739 in a non-intravenous dosage form and certain of the other subject AMPAKINE compounds for indications other than the treatment of respiratory depression or vaso-occlusive crises associated with sickle cell disease. The structure of the transaction with Biovail permits us to pursue the development of CX1739 and certain other of the acquired AMPAKINE compounds as a potential treatment for sleep apnea disorders, ADHD and other indications.

In-house research activities have led to the identification of a chemically distinct series of low impact AMPAKINE molecules, and in 2008 we filed an application for patent protection for the core scaffold of these molecules. The lead molecules in this series, CX2007 and CX2076, have successfully undergone initial early preclinical testing, and additional resources will be invested in selecting a lead compound from this series for further preclinical and clinical development activities. If the related application is approved, we will have patent protection for this compound series through 2028.

“High Impact” AMPAKINE Platform

Several of our “high impact” compounds have been tested in animal behavioral models. In genetic mouse models of Huntington’s disease, the high impact molecule CX929 has demonstrated the potential to restore depressed levels of the growth factor BDNF, and improve deficits in a process known as long-term potentiation, a cellular mechanism thought to underlie learning and memory. Furthermore, the use of CX929 to treat these mice has demonstrated an improvement in motor deficits that occur in mice that have not been treated with CX929. This preclinical data suggests that high impact AMPAKINE molecules might have beneficial effects in patients with Huntington’s disease.

We have also looked at the effect of AMPAKINE molecules on two different genetically altered mouse models of central nervous system disease: Rett syndrome and Fragile X syndrome. The Rett syndrome mice exhibit many of the same characteristics as the disease that occurs in girls. One aspect of the disease, the irregular breathing patterns with bouts of apnea, is a disturbing aspect of the disease in patients that is also seen in the genetically altered mice. We have found that AMPAKINE molecules can restore the breathing pattern of Rett syndrome mice to a more normal, regular breathing pattern. With regard to mice that demonstrate characteristics of Fragile X syndrome, the current data suggests that AMPAKINE molecules, such as CX929, augment levels of the growth factor BDNF, which could be valuable for correcting abnormalities in dendritic spines and synaptic function associated with Fragile X syndrome.

See “Risk Factors – Risks related to our business – We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” on page 18 for a discussion of certain risks related to the development and commercialization of our products, including, without limitation, risks related to our clinical trials.

Potential Applications for AMPAKINE Compounds

ADHD

ADHD is a common psychiatric disorder in both children and adults. The National Institute of Mental Health (“NIMH”) estimates that ADHD affects three to five percent of school-age children, with about one child in every classroom in the U.S. in need of help for this disorder. ADHD is characterized by inattentiveness, poor impulse control and hyperactivity. Although the disorder has historically been thought of as a childhood illness, longitudinal studies have documented the persistence of symptoms into adulthood in a large percentage of individuals that suffered ADHD as children. The prevalence of ADHD in adults is estimated at between two to four percent. ADHD exacts a significant toll on social relationships, education, and vocational attainment.

Psychostimulants, including amphetamine and methylphenidate, represent the most widely researched and commonly prescribed treatments for ADHD. Based upon research data from IMS Health, psychostimulants accounted for a global market of approximately $5 billion in 2008. Given the availability and frequent prescribing of psychostimulants, concerns over their potential overuse and abuse have intensified. In addition to the potential for abuse with psychostimulants, the use of psychostimulants may result in side effects. According to the National Institutes of Health, some children on these medications may lose weight, have less appetite and temporarily grow more slowly, whereas others may experience problems falling asleep. Given the lack of consistent improvement beyond the disorder’s core symptoms and the deficit of long-term studies conducted, the need remains for additional testing with medications and behavioral treatments. Most of the psychostimulants also carry black box warnings related to the cardiovascular risks associated with the increases in blood pressure and heart rate caused by these agents.

We believe that AMPAKINE compounds, such as CX1739, may represent a novel, non-stimulant approach for treating ADHD patients.

Alzheimer’s Disease and Mild Cognitive Impairment

Impairment of memory and cognition is a significant health care problem that grows as the elderly population continues to increase. Dementia can be diagnosed in those individuals who develop persistent memory and cognitive deficits as well as in those individuals who suffer from difficulties in their social, occupational and other activities of daily living. With advanced dementia, many elderly individuals become confined to nursing homes because of psychological disorientation and profound functional difficulties. Pharmaceuticals used to alleviate deficits in memory and cognition could potentially enable elderly individuals with dementia to regain some functional abilities that may help them remain independent longer, which may result in an improved quality of life and substantial savings in health care costs.

Alzheimer’s disease is the most common form of dementia, currently afflicting approximately four million people in the U.S. and 12 million people worldwide. Unless a treatment for Alzheimer’s disease is found, the number of people in the U.S. with the disease is expected to reach 14 million by the middle of this century. According to the Alzheimer’s Association, the U.S. spends at least $100 billion a year on costs associated with Alzheimer’s disease, at an average lifetime cost per patient of $174,000. Medicare and most private health insurance will not cover all costs associated with the long-term care of an Alzheimer’s patient. Accordingly, an effective treatment, even a symptomatic one, likely will have an enormous impact.

We believe that during the early to middle stages of Alzheimer’s disease AMPAKINE molecules may play a valuable role in enhancing the effectiveness of the brain cells and brain circuits that have not yet succumbed to the disease. The enhancement AMPAKINE molecules may provide may help to alleviate the memory and cognitive deficits that constitute the major symptoms of Alzheimer’s disease.

There is also a possibility that treatment with high impact AMPAKINE compounds may slow the progression of Alzheimer’s disease. Brain cells, or neurons, require continued input from other brain cells to remain alive. As neurons die, other neurons begin to lose their inputs, hastening their own death. AMPAKINE compounds may slow the rate at which functional levels of input from other neurons are lost. In animal models, selected AMPAKINE compounds have been shown to increase the production of BDNF, which is a protein associated with the formation of synapses by neurons. This possible mode of action may also prove beneficial to patients with Alzheimer’s disease, although it has not been demonstrated whether the same mechanism may produce similar results in humans.

Patients with MCI represent the earliest clinically-defined group that have memory impairment beyond the level expected for “normal” individuals of the same age and education, but do not meet the clinical criteria for Alzheimer’s disease.

It is estimated that there are between three and four million people with MCI. The memory deficits in the MCI population are clinically discernible and can interfere with daily functioning. MCI patients also appear to have a greatly increased risk of developing Alzheimer’s disease; whereas approximately one to two percent of the normal elderly population will be diagnosed with Alzheimer’s disease every year, 10-15% or more of MCI patients will progress to Alzheimer’s disease per year.

Given the lack of consensus by the FDA on the diagnostic and outcome for success in MCI, we believe that the AMPAKINE compounds must first demonstrate efficacy in treating Alzheimer’s disease before undertaking studies to determine the efficacy of the compounds in MCI. Yet, given the potential size of the MCI market, we remain interested in this indication.

Under the agreements that we signed with Servier in October 2000, as amended to date, the collaborative research phase of the agreement ended in December 2006. As a result of this termination, we regained the worldwide rights for the use of AMPAKINE compounds for treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative disorders and (iii) anxiety disorders. Servier subsequently selected three AMPAKINE compounds that it may develop for potential commercialization. We remain eligible to receive payments based upon defined clinical development milestones of the three compounds retained by Servier and ultimately, royalties on sales of such compounds in licensed territories.

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

In December 2003, Organon exercised its option to the depression field and currently has a Phase II study in bipolar depression underway at the NIMH. Organon is subject to annual spending requirements for research and development using AMPAKINE compounds in the depression field. The terms of the agreement also include milestone payments based upon clinical development and royalties on worldwide sales.

In November 2007, Organon was acquired by Schering-Plough Corporation. In November 2009, Merck & Co. Inc. (“Merck”) acquired Schering Plough.

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

In November 2007, Organon was acquired by Schering-Plough Corporation. In November 2009, Merck & Co. Inc. (“Merck”) acquired Schering Plough.

Sleep Apnea

Sleep apnea is a serious disorder in which breathing repeatedly stops long enough to disrupt sleep, and temporarily decrease the amount of oxygen and increase the amount of carbon dioxide in the blood. Sleep apnea is defined by more than five periods per hour of ten seconds or longer without breathing. The most common type of sleep apnea is obstructive sleep apnea, which occurs by repetitive narrowing or collapse of the pharyngeal airway during sleep. Central sleep apnea, a much rarer type, is caused by a problem with the control of breathing in the brain (which is accomplished in the brain stem). Mixed sleep apnea, the third type, is a combination of central and obstructive factors occurring in the same episode of sleep apnea. Sleep apnea is often made worse by central nervous system depressants such as alcohol and opioid analgesics.

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

In 2009, we initiated a pilot clinical study in patients previously diagnosed with sleep apnea to evaluate the ability of CX1739 to reduce the number of apnea events and improve blood oxygen saturation. Due to our financial constraints, enrollment in the study has been slower than expected. Top-line results from the related study are anticipated in mid-2010.

Other Indications

We may conduct studies in various other indications that have not been discussed above. In recent years, we have developed a number of new patent applications for new composition of matter patents for both high and low impact compounds. If these applications are granted, they will provide patent protection for our new AMPAKINE molecules through 2028.

Manufacturing

We have no experience or capability to either manufacture bulk quantities of the new compounds that we develop, or to produce finished dosage forms of the compounds, such as tablets or capsules. We rely, and presently intend to rely, on the manufacturing and quality control expertise of contract manufacturing organizations or current and prospective corporate partners. There is no assurance that we will be able to enter into manufacturing arrangements to produce bulk quantities of our compounds on favorable financial terms. There is, however, substantial availability of both bulk chemical manufacturing and dosage form manufacturing capability in the U.S. and international pharmaceutical industry that we believe that we can readily access. See “Risk Factors – Risks related to our business – We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” on page 18 for a discussion of certain risks related to the development and commercialization of our products.

Marketing

We have no experience in the marketing of pharmaceutical products and do not anticipate having the resources to distribute and broadly market any products that we may develop for indications such as Alzheimer’s disease and ADHD. We will therefore continue to seek commercial development arrangements with other pharmaceutical companies for our proposed products for those indications that require significant sales forces to effectively market. In entering into such arrangements, we may seek to retain the right to promote or co-promote products for certain of the Orphan Drug indications in North America. We believe that there is a significant expertise base for such marketing and sales functions within the pharmaceutical industry and expect that we could recruit such expertise if we pursue to directly market a drug. Our worldwide licensing agreement with Organon (see Note 5 of Notes to Financial Statements) does not provide us with co-promotional rights. With respect to Orphan Drugs, we may distribute and market such products directly. See “Risk Factors – Risks related to our business – We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” on page 18 for a discussion of certain risks related to the development and commercialization of our products.

Technology Rights

In 1993, we entered into an agreement with the Regents of the University of California (the “University”), under which we secured exclusive commercial rights to AMPA-receptor modulating technology and compounds (the AMPAKINE technology) for the treatment of deficits of memory and cognition. The relationship later was expanded to include additional agreements for other indications. We paid an initial license fee and are obligated to make additional payments, including license maintenance fees and patent expense reimbursements creditable against future royalties, over the course of initiating and conducting human clinical testing and obtaining regulatory approvals. When and if sales of licensed products commence, we will pay royalties on net sales. During the fiscal year ended June 30, 2003, we amended the agreement with the University to exclude the treatment of disease areas outside of the central nervous system that we would not have the resources or the capability to develop in a timely manner. Additionally, in connection with our March 2010 transaction with Biovail, with our consent, the University and Biovail entered an agreement to provide Biovail with non-exclusive commercial rights to the AMPAKINE technology for use for the treatment of respiratory depression or vaso-occlusive crises associated with sickle cell disease. As a result of our transaction with Biovail, we incurred certain license fees payable to the University. Of the patents licensed from the University, the date for the last to expire patent is April 2019. See “Risk Factors – Risks related to our business – Our products rely on licenses from the Regents of the University of California, and if we lose access to these technologies, our business would be substantially impaired” on page 17 for a discussion of certain risks related to our licenses with the University.

Patents and Proprietary Rights

We are aggressively pursuing patent protection of our technologies. We own or have exclusive rights (within our areas of product development) to more than 25 patent families comprising over 250 issued or allowed U.S. and foreign patents and over 200 additional U.S. patent applications and their international counterparts pending. These patents form the foundation of the Company’s business and the pharmaceutical industry in general. Additionally, we are consistently filing new disclosures and patents for new structures and new uses, and in 2008 we filed new patent applications covering hundreds of new compounds. If these applications are granted as filed, they will provide patent protection for our new molecules through 2028.

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

Another method of use patent contains a broad claim for any AMPA-modulating compound to treat schizophrenia. This patent was issued to the University in the U.S. in 1998, and subsequently has been issued in Australia. An additional method of use patent containing a broad claim for any AMPA-modulating compounds combined with antipsychotic medications to treat schizophrenia has issued in Europe. However, in December 2006 we were notified by the EPO that oppositions to this patent were filed by Eli Lilly and Company and another by GlaxoSmithKline. In April 2007, we submitted our written response to the EPO to counter these objections. An oral hearing was held in October 2008. The EPO ruled in favor of Cortex, to maintain the claims of the patent. However, both opponents filed a formal appeal to the EPO’s decision. The patent remains enforced throughout the appeal process, and would continue to provide protection through 2018, unless during the appeal process, the patent is overturned.

For both patent appeals, there are no timeframes available for a decision from the EPO. As a result, the process to determine whether the oppositions filed for this patent will or will not prevail in Europe may take several years to resolve. The legal process may continue for most of the remaining life of the earlier patent, given that the European patent expires in 2013. We do not believe that the European decisions for either patent are material to the future of our AMPAKINE technology given these patents’ limited life for commercial protection. Most importantly, we own a large portfolio of composition of matter patents with much longer patent lives that we believe are fundamental to pharmaceuticals in general and more critical to our commercial protection worldwide. Furthermore, because patent rules and regulations, and burden of proof requirements differ substantially between the U.S. and Europe, specifically in regards to the revocation reason cited by the EPO above, we believe that the decision by the EPO is not likely to impact the patents that have issued in the U.S.

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

Also, we rely to a certain extent upon unpatented proprietary technology and may determine in some cases that our interests would be better served by reliance on trade secrets or confidentiality agreements rather than patents. See “Risk Factors – Risks related to our industry – If we fail to secure adequate intellectual property protection, it could significantly harm our financial results and ability to compete” on page 19 for a discussion of certain risks related to the protection of our intellectual property rights.

Government Regulation

In order to test, produce and market human therapeutic products in the U.S., mandatory procedures and safety standards established by the FDA must be satisfied. Obtaining FDA approval is a costly and time-consuming process. We have initiated Phase I and early Phase II testing in the U.S. and Europe. Some clinical trials were and are performed in the U.S. under Notices of Claimed Investigational Exemption for a New Drug (“IND”) filed with the FDA by our clinical collaborators. We filed an IND for the AMPAKINE CX717 in December 2004 and plan to file an IND for CX1739 during 2010. It is our intent that Organon, Servier, Biovail or another pharmaceutical company partner or partners that we are seeking, will pursue other required regulatory approvals to conduct further clinical testing with AMPAKINE compounds. However, we intend to file other IND’s (and equivalent regulatory filings outside of the U.S.) for additional AMPAKINE compounds to facilitate the development of our Orphan Drug strategy.

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

Therapeutic products that may be developed and sold by us outside the U.S. will be subject to regulation by the various countries in which they are to be distributed. In addition, products manufactured in the U.S. that have not yet been cleared for domestic distribution will require FDA approval in order to be exported to foreign countries for distribution there. See “Risk Factors – Risks related to our industry – The regulatory approval process is expensive, time consuming, uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products” on page 20 for a discussion of certain risks related to the regulatory approval of our products.

We plan to seek additional financing to support our development of selected AMPAKINE compounds for Orphan Drug indications. Without such financing, we may be severely restricted in our overall development. We would be dependent upon our sub-licensees and might be unable to maintain our current core technical and management capabilities. Under such circumstances, we would be dependent upon entering into partnerships or other collaborative arrangements with third parties with the required resources to obtain the needed approvals. Along with our licensing agreements with Organon, Servier and Biovail, we intend to enter into license or other arrangements with other pharmaceutical companies under which those companies would conduct the required clinical trials and seek FDA approval for most or all of our proposed products. See “Risk Factors – Risks related to our business – We may not be able to enter into the strategic alliances necessary to fully develop and commercialize our products and technologies, and we will be dependent on our corporate partners if we do” on page 18 for a discussion of certain risks related to the proposed strategic alliances that we are seeking.

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

Product Liability Insurance

The clinical testing, manufacturing and marketing of our products may expose us to product liability claims, against which we maintain liability insurance. See “Risk Factors – Risks related to our industry – We may be subject to potential product liability claims. One or more successful claims brought against us could materially impact our business and financial condition” on page 19 for a discussion of certain risks related to product liability claims against us.

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

Since our formation on February 10, 1987 through the end of our most recent fiscal year ended December 31, 2009, we have generated only modest operating revenues and we have incurred net losses approximating $115,764,000. For the fiscal years ended December 31, 2009, 2008 and 2007, our net losses were approximately $8,441,000, $14,596,000, and $12,969,000, respectively. As of December 31, 2009, we had an accumulated deficit of approximately $120,143,000. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. As with other companies in the biotechnology industry, it is possible that we will never achieve profitable operations.

We will need additional capital in the future and, if such capital is not available on terms acceptable to us or available to us at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.

We will require substantial additional funds to advance our research and development programs and to continue our operations, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products, and if we decide to independently undertake the marketing and promotion of our products. Additionally, we may require additional funds in the event that we decide to pursue strategic acquisitions of or licenses for other products or businesses. Based on our current operating plan, including planned clinical trials and other product research and development costs, we estimate that our existing cash resources will be sufficient to meet our requirements into the second quarter of 2011. We believe that we will require additional capital to fund on-going operations beyond that time. Additional funds may result from milestone payments related to our agreements with Organon, Servier and Biovail, but there is no assurance that we will receive such milestone payments within the desired timeframe, or if such payments will be received at all. Additional funds also may result from the exercise of warrants to purchase shares of our common stock. As of March 31, 2010, warrants to purchase up to approximately 20.2 million shares of our common stock were outstanding at exercise prices ranging from $0.26 to $4.29 per share. If these warrants are fully exercised, of which there can be no assurance, such exercise would provide approximately $17,400,000 of additional capital.

Our cash requirements in the future may differ significantly from our current estimates, depending on a number of factors, including:

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

To finance our future activities, we may seek funds through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. We cannot say with any certainty that we will be able to obtain the additional needed funds on reasonable terms, or at all. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If we issued preferred equity or debt securities, these securities could have rights superior to holders of our common stock, and such instruments entered into in connection with the issuance of securities could contain covenants that will restrict our operations. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies, product candidates or products that we otherwise would not relinquish. As previously announced, in early March 2009, we reduced our workforce in an effort to conserve our capital resources. If adequate funds are not available in the future, as required, we could lose our key employees and might have to further delay, scale back or eliminate one or more of our research and development programs, which would impair our future prospects. In addition, we may be unable to meet our research spending obligations under our existing licensing agreements and may be unable to continue our business operations.

Our products rely on licenses from The Regents of the University of California and if we lose access to these technologies or applications, our business would be substantially impaired.

Under our agreements with The Regents of the University of California, we have exclusive rights to AMPAKINE compounds for all applications for which the University has patent rights, other than endocrine modulation and except for Biovail’s limited rights described below.

In connection with our March 2010 transaction with Biovail, we consented to The Regents of the University of California providing Biovail a non-exclusive license to the University’s patent rights for AMPAKINE compounds for use in the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease.

Under a patent license agreement with The Governors of the University of Alberta, we had exclusive rights to the use of AMPAKINE compounds to prevent and treat respiratory depression induced by opiate analgesics, barbiturates and anesthetic and sedative agents. In connection with our transaction with Biovail, we assigned our rights under our patent license agreement with the University of Alberta to Biovail. However, we retained our ability to continue to pursue AMPAKINE compounds as a potential treatment for sleep apnea disorders.

Our rights to certain of the AMPAKINE compounds are secured by patents or patent applications owned wholly by The Regents of the University of California or by the University as a co-owner with us. Our existing agreements with The Regents of the University of California require the University to prepare, file, prosecute and maintain patent applications related to our licensed rights at our expense. Such agreements also require us to make certain minimum annual payments, meet certain milestones or diligently seek to commercialize the underlying technology.

Under such agreements, we are required to make minimum annual royalty payments of approximately $70,000. Separately, we are required to spend a minimum of $250,000 per year to advance the AMPAKINE compounds until we begin marketing an AMPAKINE compound. The commercialization efforts in the agreements require us to file for regulatory approval of an AMPAKINE compound before October 2012.

Although we currently are in compliance with our obligations under the agreements with The Regents of the University of California, including minimum annual payments and diligence milestones,

our failure to meet any of these requirements could allow the University to terminate that particular agreement. Management believes that it maintains a strong relationship with The Regents of the University of California.

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

In addition to our agreements with Organon, Servier and Biovail, we are seeking other pharmaceutical company partners to develop other major indications for the AMPAKINE compounds. These agreements would potentially provide us with additional funds in exchange for exclusive or non-exclusive license or other rights to the technologies and products that we are currently developing. Competition between biopharmaceutical companies for these types of arrangements is intense. Although we have been engaged in discussions with candidate companies for some time, we cannot give any assurance that these discussions will result in an agreement or agreements in a timely manner, or at all. Additionally, we cannot assure you that any resulting agreement will generate sufficient revenues to offset our operating expenses and longer-term funding requirements.

If we are unable to maintain our relationships with academic consultants and the University of California, Irvine, our business could suffer.

We depend upon our relationships with academic consultants, particularly Dr. Gary S. Lynch of the University of California, Irvine. In addition, we sponsored preclinical research in Dr. Lynch’s laboratories at the University of California, Irvine that is part of our product development and corporate partnering profile. If our relationship with Dr. Lynch or the University of California, Irvine, is disrupted, our AMPA- receptor research program could be adversely affected. The term of our consulting agreement with Dr. Lynch commenced in November 1987 and will continue until terminated by either party to the agreement upon at least 60 days’ prior written notice to the other party. Our agreements with our other consultants are generally also terminable by the consultant on short notice.

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

We are highly dependent upon senior management and key technical personnel and currently do not carry any insurance policies on such persons. In particular, we are highly dependent on our Executive Chairman, Roger G. Stoll, Ph.D.; our President and Chief Executive Officer, Mark A. Varney, Ph.D.; our Vice President of Preclinical Development, Steven A. Johnson, Ph.D.; and our Senior Director of Medicinal Chemistry, Leslie J. Street, Ph.D., all of whom have entered into employment agreements with us. Competition for qualified employees among pharmaceutical and biotechnology companies is intense. The loss of any of our senior management, or our inability to attract, retain and motivate the additional highly-skilled employees and consultants that our business requires, could substantially hurt our business and prospects.

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

The market price of securities of life sciences companies in general has been very unpredictable. The range of sales prices of our common stock for the fiscal years ended December 31, 2009, 2008 and 2007, as quoted on the Over the Counter Bulletin Board and NYSE Amex (formerly The American Stock Exchange), was $0.07 to $0.63, $0.41 to $1.24 and $0.44 to $3.47, respectively. The following factors, in addition to factors that affect that market generally, could significantly impact our business, and the market price of our common stock could decline:

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

There is a large number of shares of the Company’s common stock that may be issued or sold, and if such shares are issued or sold, the market price of our common stock may decline.

As of March 31, 2010, we had approximately 68.4 million shares of our common stock outstanding.

If all warrants and options outstanding as of March 31, 2010 are exercised prior to their expiration, up to approximately 33.5 million additional shares of our common stock could become freely tradable. This amount excludes a maximum of up to 16.6 million shares potentially issuable in connection with securities that become convertible or exercisable subsequent to March 31, 2010. Such sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock and could also make it more difficult for us to raise funds through future offerings of common stock.

Our charter document and shareholder rights plan may prevent or delay an attempt by our stockholders to replace or remove management.

Certain provisions of our restated certificate of incorporation, as amended, could make it more difficult for a third party to acquire control of our business, even if such change in control would be beneficial to our stockholders. Our restated certificate of incorporation, as amended, allows the Board of Directors of the Company, referred to as the Board or Board of Directors, to issue up to 549,500 shares of preferred stock without stockholder approval. Pursuant to this authority, in February 2002 our Board of Directors adopted a shareholder rights plan and declared a dividend of a right to purchase one one-thousandth of a share of preferred stock for each outstanding share of our common stock. The ability of our Board of Directors to issue additional preferred stock and our shareholder rights plan may have the effect of delaying or preventing an attempt by our stockholders to replace or remove existing directors and management.

If our common stock is determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock in the secondary market.

In addition, our common stock may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock is determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market.

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

Item 3. Legal Proceedings

We are not a party to any material legal proceedings, nor has any material proceeding been terminated during the fiscal year ended December 31, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

On November 23, 2009, we held a Special Meeting of Stockholders, with stockholders holding 56,206,050 shares of common stock (representing 82.2% of the total number of shares outstanding and entitled to vote) present in person or by proxy at the meeting. Proxies for the meeting were solicited pursuant to Regulation 14A of the Exchange Act.

At the meeting, we sought approval of an amendment to our Restated Certificate of Incorporation to increase the number of shares of the Company’s common stock from 105,000,000 to 205,000,000. This proposal was approved with 46,011,456 affirmative votes. There were 10,011,052 negative votes and 183,542 abstentions.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective December 14, 2009, our common stock began quoting on the Over the Counter Bulletin Board, referred to as OTCBB, under the symbol “CORX.OB”. Prior to that date, our common stock traded on the NYSE Amex (formerly, The American Stock Exchange) under the symbol “COR”. The following table presents quarterly information on the high and low sales prices of the common stock furnished by the NYSE Amex or the high and low sales prices for the common stock furnished by the OTCBB, as applicable, for the fiscal years ended December 31, 2009 and 2008. The quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year ended December 31, 2009

Fourth Quarter	$0.22	$0.07
Third Quarter	0.32	0.18
Second Quarter	0.44	0.19
First Quarter	0.63	0.25

Fiscal Year ended December 31, 2008

Fourth Quarter	$0.96	$0.41
Third Quarter	1.17	0.56
Second Quarter	1.24	0.56
First Quarter	1.13	0.48

As of March 31, 2010, there were 409 stockholders of record of our common stock, and approximately 10,000 beneficial owners. The high and low bid prices for our common stock on March 31, 2010, as quoted on the OTCBB, were $0.25 and $0.21, respectively.

We have never paid cash dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. The payment of dividends, if any, will be determined by the Board in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

During the fiscal year ended December 31, 2009, we did not repurchase any of our securities.

Item 6. Selected Financial Data

We have derived the selected financial data presented below from our audited financial statements and notes related thereto. The information set forth below is not necessarily indicative of the results of future operations. You should read the selected financial data together with the audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Years ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
INCOME STATEMENT DATA
Revenues:
Research and license revenue	$—	$—	$—	$1,150	$2,473
Grant revenue	—	—	—	27	104

Total revenues	—	—	—	1,177	2,577
Operating expenses:
Research and development	4,598	10,780	9,327	13,262	11,361
General and administrative	3,737	4,259	4,320	4,616	3,376

Total costs and expenses	8,335	15,039	13,647	17,878	14,737
Loss from operations	(8,335)	(15,039)	(13,647)	(16,701)	(12,160)
Interest income, net	17	443	678	646	637
Change in fair value of common stock warrants	—	—	—	—	(83)
Loss on sale of fixed assets	(123)	—	—	—	—
Net loss	$(8,441)	$(14,596)	$(12,969)	$(16,055)	$(11,606)
Accretion of beneficial conversion feature on 0% Series E Convertible Preferred Stock	(832)	—	—	—	—
Accretion of beneficial conversion feature on Series F Convertible Preferred Stock	(1,515)	—	—	—	—
Net loss applicable to common stock	$(10,788)	$(14,596)	$(12,969)	$(16,055)	$(11,606)
Basic and diluted net loss per share	$(0.19)	$(0.31)	$(0.31)	$(0.47)	$(0.36)
Shares used in basic and diluted calculation	55,783	47,572	42,133	34,349	32,665
Non-cash stock compensation charges included in operating expenses:
Research and development	$226	$722	$1,371	$1,997	$183
General and administrative	347	577	866	1,234	(15)

	$573	$1,299	$2,237	$3,231	$168
BALANCE SHEET DATA
Cash and equivalents	$226	$1,431	$4,021	$1,649	$2,063
Marketable securities	—	2,710	13,264	7,799	15,198
Working capital	(1,976)	2,541	15,805	7,917	14,710
Total assets	706	5,152	18,429	10,435	17,989
Unearned revenue, net of current portion, and other long-term	11	—	25	58	50
Total stockholders’ (deficit) equity	(1,528)	3,397	16,677	8,320	15,132

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

Revenue Recognition

We recognize revenue when all four of the following criteria are met: (i) pervasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the fees earned can be readily determined; and (iv) collectibility of the fees is reasonably assured.

Amounts received for upfront technology license fees under multiple-element arrangements are deferred and recognized over the period of committed services or performance, if such arrangements require our on-going services or performance.

Employee Stock Options and Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Stock options and warrants issued to consultants and other non-employees as compensation for services to be provided to us are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined. We recognize this expense over the period the services are provided.

Convertible Debt and Equity Instruments

We review the features of our issued financing instruments to determine whether such instruments are appropriately measured and classified as either debt or equity in our financial statements. Generally, instruments that include a provision that may require settlement in cash are recorded as a liability.

The conversion features within our issued convertible instruments are valued separately from the preferred stock or debt securities. We allocate the proceeds received from a financing transaction that includes a convertible instrument to the convertible preferred stock or debt and any detachable instruments, such as warrants, on a relative fair value basis.

The value allocated to the convertible instrument is used to estimate an effective conversion price for the convertible preferred stock or debt, and to measure the intrinsic value, if any, of the conversion feature on the date that we issue the securities.

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

The agreement with Organon also includes milestone payments based upon clinical development, plus royalty payments on worldwide sales. Through December 31, 2009, we have received milestone payments totaling $6,000,000 under the agreement with Organon.

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

On March 25, 2010, we entered into an asset purchase agreement with Biovail Laboratories International SRL (“Biovail”). Pursuant to the asset purchase agreement, Biovail acquired our interests in CX717, CX1763, CX1942 and the injectable dosage form of CX1739, as well as certain of our other AMPAKINE compounds and related intellectual property for use in the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. In connection with the transaction, Biovail paid us a lump sum of $9,000,000 upon execution of the asset purchase agreement and will pay us an additional $1,000,000 upon the later of the completion of the specified transfer plan or September 25, 2010. In addition, we will have the right to receive up to three milestone payments in an aggregate amount of up to $15,000,000 plus the reimbursement of certain related expenses, each conditioned upon the occurrence of particular events relating to the clinical development of certain assets that Biovail acquired. As part of the transaction, Biovail licensed back to us certain exclusive and irrevocable rights to some acquired AMPAKINE compounds, other than CX717, an injectable dosage form of CX1739, CX1763 and CX1942, for use outside of the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. Accordingly, following the transaction with Biovail, we retain rights for the majority of patented compounds in our AMPAKINE drug library, as well as all rights to the non-acquired AMPAKINE compounds for the treatment of neurological diseases and psychiatric disorders that have historically been a focus of our portfolio. Additionally, we retain our rights to develop and commercialize AMPAKINE compounds as a potential treatment for sleep apnea disorders, including an oral dosage form of CX1739.

From the Company’s date of organization of February 10, 1987 through the end of our most recent fiscal year ended on December 31, 2009, we sustained losses approximating $115,764,000. Due to projected fluctuations in funding, continuing losses are likely over the next several years, as our ongoing operating expenses will only be offset, if at all, by possible milestone payments from our agreements with Servier, Organon and Biovail, or under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under the Servier, Organon and Biovail agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will require successful commercial development of our products by Servier, Organon, or our other prospective partners to attain sustained profitable operations from royalties or other product-based revenues.

We believe that inflation and changing prices have not had a material impact on our ongoing operations to date.

Year ended December 31, 2009 and 2008

For the fiscal year ended December 31, 2009, our net loss applicable to common stock decreased by 26% to approximately $10,788,000 compared to a net loss applicable to common stock of approximately $14,596,000 for the prior year. Consistent with the prior year, we had no revenues for the year ended December 31, 2009.

The net loss applicable to common stock for the year ended December 31, 2009 includes charges of approximately $2,347,000 related to the beneficial conversion feature of our 0% Series E Convertible Preferred Stock and Series F Convertible Preferred Stock that we issued in April 2009 and July 2009, respectively. These non-cash charges relate to the accounting requirements for the difference between the fair value of our common stock and the effective conversion price of the preferred stock on the date of issuance of the preferred stock. Excluding these non-cash charges, the decrease in net loss applicable to common stock for the year ended December 31, 2009 reflects decreased research and development expenses, as explained more fully below.

Our research and development expenses for the year ended December 31, 2009 decreased from approximately $10,780,000 to approximately $4,598,000, or by 57% from the prior year. Most of the decrease reflects expenses during the prior year for clinical studies with AMPAKINE CX717 as a treatment for respiratory depression and preclinical development expenses for our AMPAKINE CX1739, which is now in human clinical testing.

Salary and related expenses for our research and development personnel decreased relative to the prior year due to expenses for our President and Chief Executive Officer, Dr. Mark Varney. Before his appointment to President and Chief Executive Officer in August 2008, Dr. Varney served as our Chief Scientific Officer and Chief Operating Officer and his salary-related expenses were included in research and development. After his appointment in August 2008, Dr. Varney’s salary related expenses have been recorded in general and administrative expenses. Salary and related expenses for our research and development personnel further decreased as a result of our reduction in force that we implemented in mid-March 2009.

Our non-cash stock compensation charges related to research and development for the year ended December 31, 2009 decreased from approximately $722,000 to approximately $226,000, or by 69% compared to the prior year, as a result of fluctuations in our stock price and the vesting schedules of granted stock options.

Our general and administrative expenses for the year ended December 31, 2009 decreased from approximately $4,259,000 to approximately $3,737,000, or by 12%, relative to the prior year. The decrease in expenses primarily reflects decreased non-cash stock-based compensation charges, savings from earlier implemented salary reductions for our executive officers and prior year consulting fees for market research in the field of respiratory depression.

Our non-cash stock compensation charges related to general and administration for the year ended December 31, 2009 decreased from approximately $577,000 to approximately $347,000, or by 40%, relative to the prior year, as a result of fluctuations in our stock price.

Net interest income for the year ended December 31, 2009 decreased to approximately $17,000 from approximately $443,000, or by 96%, compared to the prior year due to a decrease in cash available for investing activity.

Years ended December 31, 2008 and 2007

For the fiscal year ended December 31, 2008, our net loss applicable to common stock increased by 13% to approximately $14,596,000 compared to a net loss of approximately $12,969,000 for the prior year. Consistent with the prior year, we had no revenues for the year ended December 31, 2008.

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

Our general and administrative expenses for the year ended December 31, 2008 decreased slightly from approximately $4,320,000 to approximately $4,259,000, or by 1%, compared to the prior year. Our non-cash stock compensation charges produced most of this decrease. Our related charges decreased from approximately $866,000 during the year ended December 31, 2007 to approximately $577,000 in 2008. Increased personnel-related expenses partially offset the decrease and resulted from the appointment of our new President and Chief Executive Officer, Dr. Mark Varney, in mid-August 2008. Dr. Varney’s salary and related expenses were previously included in research and development expenses while he served as our former Chief Scientific Officer and Chief Operating Officer.

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

Pursuant to the terms of our transaction with Biovail in March 2010, Biovail paid us the lump sum of $9,000,000, and Biovail will pay us an additional $1,000,000 upon the later of the completion of the specified transfer plan or September 25, 2010. In addition, we have the right to receive up to three milestone payments in an aggregate amount of up to $15,000,000 plus the reimbursement of certain related expenses, all of which are conditioned upon the occurrence of particular events relating to the clinical development of those certain assets that were transferred to Biovail in connection with the transaction.

We also may receive proceeds from the exercise of previously issued warrants to purchase shares of our common stock. The table below summarizes the warrants that remain outstanding as of December 31, 2009 that were issued in connection with prior offerings and placements of our common stock.

Date of Issuance	Exercise Price per Share	Number of Warrants Outstanding as of December 31, 2009	Expiration Date	Approximate Potential Proceeds, if Fully Exercised

January 2007(1)	$1.66	2,996,927	January 21, 2012	$4,975,000
August 2007(1)	$2.64	2,830,000	August 28, 2012	$7,471,000
August 2007(2)	$3.96	176,875	August 28, 2012	$700,000
April 2009(1)	$0.27	6,941,176	October 17, 2012	$1,889,000
April 2009(2)	$0.26	433,824	October 17, 2012	$113,000
July 2009(1)	$0.27	6,060,470	January 31, 2013	$1,636,000
July 2009(2)	$0.37	606,047	January 31, 2013	$222,000

(1)	Represents warrants issued to the investor(s) in the related transaction.
(2)	Represents warrants issued to the placement agent(s) in the related transaction.

Warrants outstanding from the January 2007 transaction provide a call right in our favor to the extent that the closing price of our common stock exceeds $3.35 per share, for 13 consecutive trading days, subject to certain circumstances.

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

Warrants issued to the investor in the April 2009 transaction were originally issued with an exercise price of $0.34 per share. In February 2010, the exercise price for these warrants was reduced to $0.27 per share in exchange for the investor’s consent and waiver with respect to our private placement of a convertible promissory note that we completed in January 2010, as explained more fully in Note 10 in the Notes to the Financial Statements.

Cash Position

As of December 31, 2009, we had cash, cash equivalents and marketable securities totaling approximately $226,000 and a working capital deficit of approximately $1,976,000. As of December 31, 2008, we had cash, cash equivalents and marketable securities totaling approximately $4,141,000 and working capital of approximately $2,541,000. The decreases in cash and working capital reflect amounts required to fund operations.

With the proceeds from our transactions with Biovail in March 2010, as discussed more fully above, we believe that we have adequate financial resources to conduct our operations into the second quarter of 2011. Our forecast of the period of time through which our financial resources will be adequate to support our operations is forward-looking information, and actual results could vary.

Our ongoing cash requirements will depend on numerous factors, particularly the progress of our clinical trials involving CX1739 and our ability to negotiate and complete collaborative agreements or out-licensing arrangements. In order to help fund our on-going operating cash requirements, we intend to seek new collaborations for our “low impact” and “high impact” AMPAKINE programs that include initial cash payments and on-going development support. We may also seek to raise additional funds and explore other strategic and financial alternatives, such as a merger transaction with another pharmaceutical company.

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

For the year ended December 31, 2009, net cash used in operating activities was approximately $6,944,000, and included our net loss for the period of approximately $8,441,000, adjusted for non-cash stock compensation charges of approximately $573,000, depreciation charges aggregating approximately $187,000, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $13,046,000 during the year ended December 31, 2008, and included our net loss for the period of approximately $14,596,000, adjusted for non-cash stock compensation charges of approximately $1,299,000, depreciation charges aggregating approximately $165,000, and changes in operating assets and liabilities.

Net cash provided by investing activities was approximately $2,830,000 for the year ended December 31, 2009, and mostly resulted from the maturity and sale of marketable securities of approximately $2,714,000 and the proceeds from the sales of fixed assets totaling approximately $117,000. For the year ended December 31, 2008, net cash provided by investing activities approximated $10,448,000, and resulted from the maturity and sale of marketable securities of approximately $13,757,000, partially offset by the purchases of short-term investments and fixed assets of approximately $3,186,000 and $123,000, respectively.

For the year ended December 31, 2009, net cash provided by financing activities totaled approximately $2,910,000, and reflected proceeds from the Company’s registered direct offering of its 0% Series E Convertible Preferred Stock and its private placement of Series F Convertible Preferred Stock in April 2009 and July 2009, respectively. Net cash provided by financing activities approximated $9,000 for the year ended December 31, 2008, reflecting proceeds from the exercise of options to purchase common stock.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2012. The commitments under the lease agreement for the years ending December 31, 2010, 2011 and the five months ending May 31, 2012 are approximately $556,000, $581,000 and $248,000, respectively. From inception (February 10, 1987) through December 31, 2009, expenditures for furniture, equipment and leasehold improvements aggregated approximately $3,835,000.

In addition to amounts recorded on our Balance Sheet as of December 31, 2009, we are committed to approximately $47,000 for sponsored research to academic and other external institutions, all of which is payable within the next twelve months. Under our agreements with academic institutions, we are required to make minimum annual royalty payments approximating $70,000. Commitments for preclinical and clinical development expenses approximate $1,225,000, nearly all of which is payable within the next twelve months.

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

The following table sets forth our contractual obligations as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$1,385,000	$556,000	$829,000	$—	$—
Other Contractual Obligations	1,942,000	1,342,000	140,000	140,000	320,000

Total	$3,327,000	$1,898,000	$969,000	$140,000	$320,000

Staffing

As of December 31, 2009, we had 13 full-time employees. We do not anticipate significant increases in the number of our full-time employees within the coming year.

Plant and Equipment

We expect that we will require modest investments in plant and equipment within the coming year.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks associated with interest rate fluctuations on our borrowing arrangement. We are not subject to significant risks from currency rate fluctuations as we do not typically conduct transactions in foreign currencies. In addition, we do not utilize hedging contracts or similar instruments.

Our borrowing as of December 31, 2009 consisted solely of our advance from the Institute, which is subject to potential repayment in the event that we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a discount to the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of December 31, 2009, the principal and accrued interest of the advance amounted to approximately $316,000.

Item 8. Financial Statements and Supplementary Data

Our financial statements and other information required by this item are set forth herein in a separate section beginning with the Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Management conducted an assessment of the effectiveness, as of December 31, 2009, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

There has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Mark A. Varney, Ph.D.
Mark A. Varney, Ph.D.
(Chief Executive Officer)

/s/ Maria S. Messinger
Maria S. Messinger
(Chief Financial Officer)

April 7, 2010

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Nominees for Director

The names of the nominees for director and certain biographical information about them are set forth below:

Name	Age	Director Since	Principal Occupation

Robert F. Allnutt (1)(3)	74	1995	Senior Counselor, APCO Worldwide, Inc.

John F. Benedik (2)(3)	62	2005	Retired Senior Partner, Arthur Andersen LLP

Charles J. Casamento (1)(2)	64	1997	Principal and Executive Director, The Sage Group, Inc.

Carl W. Cotman, Ph.D. (4)	70	1991	Professor of Neurology and Neurobiology and Behavior, University of California at Irvine; Co-Founder, Scientific Director and Consultant to the Company

Peter F. Drake, Ph.D. (2)(3)	56	2003	Managing General Partner, Mayflower Partners

M. Ross Johnson, Ph.D. (1) (4)	65	2002	President and Chief Executive Officer, Parion Sciences, Inc.

Roger G. Stoll, Ph.D.	67	2002	Executive Chairman of the Company

Mark A. Varney, Ph.D. (4)	43	2007	President and Chief Executive Officer of the Company

(1)	Member of Compensation Committee

(2)	Member of Audit Committee

(3)	Member of Governance and Nominations Committee

(4)	Member of Research and Development Committee

Robert F. Allnutt has been a director since December 1995 and served as Chairman of the Board from February 1999 until the appointment of Roger G. Stoll, Ph.D. in August 2002. Since February 1995, Mr. Allnutt has been a senior counselor for APCO Worldwide, Inc., a public affairs and strategic communications company. Mr. Allnutt was Executive Vice President of the Pharmaceutical Manufacturers Association (“PhRMA”) from 1985 until 1995 and was Vice President for Governmental Relations of Communications Satellite Corporation from 1984 until 1985. Prior to 1984, Mr. Allnutt held numerous positions in the federal government for over 25 years, including 15 years at National Aeronautics and Space Administration (“NASA”), where he attained the position of Associate Deputy Administrator, the third highest ranking position in the agency headquarters. Mr. Allnutt currently serves as Vice Chair of the board of directors of the American Hospice Foundation. He previously served as a director of several pharmaceutical-related public and private companies, and of numerous charitable organizations including the National Health Council, the National Council on Aging, the National Medals of Science and Technology Foundation, and the NASA Alumni League. Mr. Allnutt holds a B.S. in Industrial Engineering from the Virginia Polytechnic Institute and J.D. (with distinction) and L.L.M. degrees from George Washington University.

We believe that Mr. Allnutt’s qualifications to serve on our Board include valuable business and management insights based on his past experience as a senior staff member of PhRMA, along with his significant experience in both public and private health care organizations and his work within a federal agency at NASA for 15 years. His broad range of experience and knowledge of the U.S. legal environment provides unique expertise and perspective as a member of our board. Mr. Allnutt currently serves on both our Compensation Committee and our Governance and Nominations Committee.

John F. Benedik was appointed to the Board of Directors of the Company in December 2005. From 1970 to May 2003, Mr. Benedik worked at Arthur Andersen LLP, where he was admitted to the firm’s partnership in 1980. During his tenure with Arthur Andersen LLP, Mr. Benedik held a number of positions, including Division Head for the Consumer Products and Services audit division of the New York area offices from 1994 to 1998, Managing Partner of the New Jersey office from 1999 to 2002 and Practice Director of the New York area offices from 1998 to 2002. From September 2002 to May 2003, Mr. Benedik was a Managing Director of Arthur Andersen LLP. Mr. Benedik served on the board of directors and the audit committee of the board of Aeroflex Incorporated, a global provider of high technology solutions to aerospace, defense, cellular and broadband communications markets, from June 2004 until it was acquired in August 2007 by Veritas Capital in a transaction valued at approximately $1.1 billion. He currently serves as a board member and treasurer of the American Conference on Diversity. Mr. Benedik, a retired Certified Public Accountant in New York and New Jersey, received a B.A. in English from Fordham College and an M.B.A from the Columbia University Graduate School of Business with a concentration in accounting.

We believe that Mr. Benedik’s qualifications to serve on our Board include his more than 30-years of experience working as a certified public accountant in the audit division at Arthur Andersen LLP, and his experience as a Managing Director of Arthur Andersen LLP. His experience and insights also help the Company assess risk management and overall financial risks. Mr. Benedik’s financial expertise has proven invaluable to the Company, and he currently serves as the Chairman of our Audit Committee and a member of our Governance and Nominations Committee.

Charles J. Casamento has served as a director of the Company since July 1997. Since May 2007, Mr. Casamento has been a Principal and Executive Director of The Sage Group, Inc., a provider of strategic and transactional assistance to healthcare companies in the pharmaceutical, diagnostic, medical device, biotechnology and life science fields. From October 2004 to April 2007, Mr. Casamento was President and Chief Executive Officer of Osteologix, Inc. a publicly held pharmaceutical company that develops products for potential use in treating osteoporosis. From 1999 to August 2004, Mr. Casamento served as Chairman of the board, President and Chief Executive Officer of Questcor Pharmaceuticals, Inc., a publicly held biopharmaceutical company. Mr. Casamento formerly served as RiboGene, Inc.’s Chairman of the board, President and Chief Executive Officer from 1993 through 1999 until it merged with Cypros to form Questcor. He was co-founder, President and Chief Executive Officer of Interneuron Pharmaceuticals, a biopharmaceutical company, from March 1989 until May 1993. Prior to that, Mr. Casamento has held senior management positions at a number of companies, including Senior Vice President, Pharmaceuticals and Strategic Planning for the Critical Care Division of American Hospital Supply; and finance, marketing and business development positions with Johnson & Johnson, Hoffman-LaRoche, Inc. and Sandoz Inc. Mr. Casamento currently serves on the board of directors and as Chairman of the audit committee of Supergen, Inc., a publicly held pharmaceutical company, and he serves on the board of directors and compensation committee of Vivus, Inc., a publicly held pharmaceutical company. He holds a B.S. in Pharmacy from Fordham University and an M.B.A. from Iona College.

We believe that Mr. Casamento’s qualifications to serve on our Board include his significant experience in operational and management roles within both large and small pharmaceutical companies, including Osteologix, Inc., Questcor Pharmaceuticals, Inc., Interneuron Pharmaceuticals and Hoffman-LaRoche, Inc. He also has extensive prior experience working in business development and provides the Company with extremely useful expertise in developing its business base, as highlighted by his position as Executive Director at The Sage Group, a consulting company specializing in the pharmaceutical space. Mr. Casamento also provides broad financial expertise that assists the Company in his current role on both our Audit Committee and Compensation Committee.

Carl W. Cotman, Ph.D. is a co-founder of the Company. He has been a Scientific Director of and consultant to the Company since October 1987, and has served as a director of the Company from March 1989 to October 1990 and since November 1991. Dr. Cotman is currently a Professor of Neurology and Neurobiology and Behavior at the University of California, Irvine, where he also held various other teaching and research positions since he began his career there in 1968. Since 1995 he has also been the Director of the Institute for Brain Aging and Dementia at the University of California, Irvine. He has chaired the Scientific Advisory Council of the Alzheimer’s Association and is currently a member of numerous professional associations and committees, including the National Institute of Aging Task Force and the Bayer Consumer Care Nutrition Advisory Board. Dr. Cotman also serves on editorial boards of publications such as the Journal of Alzheimer’s Disease and Other Dementias. Dr. Cotman received his B.A. in Chemistry from Wooster College, an M.A. in Analytical Chemistry from Wesleyan University, and a Ph.D. in Biochemistry from Indiana University.

We believe that Dr. Cotman’s qualifications to serve on our Board include his extensive scientific knowledge and understanding of drug discovery and potential pathways contributing to diseases of the central nervous system. His extensive scientific background includes more than 40 years in various teaching and research positions at the University of California, Irvine, working in the fields of neurobiology, memory and cognition, and the basic mechanisms causing brain dysfunction in aging and the development of Alzheimer’s disease. He currently is Chairman of our Research and Development Committee.

Peter F. Drake, Ph.D. has served as a director of the Company since October 2003. Dr. Drake is currently the Managing General Partner of Mayflower Partners, a healthcare investment fund. From 1999 to 2002, he served as a Managing Director in the Equity Research Department of Prudential Securities, Inc., after Prudential acquired Vector Securities International, an investment banking firm co-founded by Dr. Drake in 1988. Vector specialized in raising capital for emerging healthcare companies and acted as an advisor in merger and alliance transactions in the healthcare area. [Dr. Drake also co-founded Deerfield Management and Vector Fund Management, both of which are healthcare hedge funds.] Dr. Drake joined the investment banking firm of Kidder, Peabody & Co. as a Biotechnology Analyst in 1983, becoming a partner in 1986. He currently serves on the board of directors of Trustmark Insurance Co., a healthcare insurance provider, Penwest Pharmaceuticals, a publicly traded drug delivery company, Sequoia Sciences, a private biotechnology company, and Rodman & Renshaw Capital Group, an investment bank that provides corporate finance, strategic advisory and related services to public and private companies. Dr. Drake received a B.A. degree in Biology from Bowdoin College and attended the Wharton School of Business at the University of Pennsylvania. After receiving his Ph.D. in Biochemistry and Neurobiology from Bryn Mawr College, he spent three years as a Senior Research Associate in the Department of Developmental Biology and Anatomy at Case Western Reserve University.

We believe that Dr. Drake’s qualifications to serve on our Board include his extensive experience working as an executive in the investment banking industry and his understanding of corporate finance and capital markets that he gained through his work at Kidder Peabody & Co., Vector Securities International, which he co-founded, and Prudential Securities, Inc. With a Ph.D. in the neurosciences plus his capital markets expertise and experience, Dr. Drake provides a very unique set of qualifications and perspectives to assist with the development of the Company. He currently serves as Chairman of our Governance and Nominations Committees and as a member of our Audit Committee.

M. Ross Johnson, Ph.D. has served as a director of the Company since April 2002. Dr. Johnson is currently Chief Executive Officer, Chief Scientific Officer and President of Parion Sciences, Inc., a privately held pharmaceutical company that he co-founded in 1999. From 2002 to 2008, Dr. Johnson served on the board of directors of ADVENTRX Pharmaceuticals, a biopharmaceutical company focused on the clinical development of antiviral and anticancer technologies. From 1995 to 1999, Dr. Johnson served as President, Chief Executive Officer and Chief Scientific Officer of Trimeris Inc., a pharmaceutical company that he took public in 1997. From 1987 to 1994, he served as Vice President of Chemistry at Glaxo Inc., where he was part of the original scientific founding team for Glaxo’s research entry into the United States. From 1971 to 1987, Dr. Johnson served in key scientific and research management positions with Pfizer Central Research. Dr. Johnson currently holds board positions with Parion Sciences, Inc. and the University of North Carolina Education Advancement Board. He also serves on the Advisory Boards of the College of Chemistry at the University of California at Berkeley, the Department of Chemistry at the University of North Carolina at Chapel Hill, the Biomanufacturing Research Institute and Technology Enterprise (BRITE) Center for Excellence located at North Carolina Central University and the Graduate Education Advisory Board at the University of North Carolina at Chapel Hill. He received his B.S. in Chemistry from the University of California, Berkeley, and a Ph.D. in Organic Chemistry from the University of California, Santa Barbara.

We believe that Dr. Johnson’s qualifications to serve on our Board include his extensive contributions to drug discovery and development, which have resulted in over 300 scientific publications, patents and invited presentations, of which include 119 issued patents, and his experience working on several advisory boards, as a chief executive officer and chief scientific officer of other private and public companies. His work experience at very large pharmaceutical companies and his expertise and success in the biotech start-up environment all lend to his considerable ability to help guide our Company. He currently serves as Chairman of the Compensation Committee and as a member of our Research and Development Committee.

Roger G. Stoll, Ph.D. has served as a director of the Company since April 2002, and served as Chairman, President and Chief Executive Officer of the Company from August 2002 to August 2008. In August 2008, Dr. Stoll became Executive Chairman of the Company. From 2001 to 2002, Dr. Stoll served as a consultant to the venture capital industry. From 1998 to January 2001, Dr. Stoll served as Executive Vice President at Fresenius Medical Care-North America, with responsibility for the Dialysis Products Division, Spectra Medical Services Division (diagnostic services), and the North American CIS group (computer information systems). From 1991 to 1998, he served as President and Chief Executive Officer of Ohmeda Inc., a pharmaceutical and medical products company with worldwide sales of approximately $1 billion. He also was a member of the board of directors of BOC Group, PLC, now part of The Linde Group. From 1986 to 1991, Dr. Stoll served as a senior executive at Bayer AG, where he rose to the position of Executive Vice President and General Manager of the worldwide diagnostic business group that managed direct sales, manufacturing, research and development and services in over 60 countries. From 1976 to 1986, Dr. Stoll held positions of increasing responsibility at the American Critical Care division of American Hospital Supply Corporation (now Baxter), including President of American Critical Care from 1981 to 1986. He started his industrial career in 1972 at The Upjohn Company, where he conducted Phase I – IV clinical pharmacology studies in humans. Dr. Stoll serves on the board of directors of Chelsea Therapeutics, a publicly held company focusing on the acquisition, development and commercialization of products for the treatment of autoimmune diseases, inflammatory diseases and cancer. Dr. Stoll also serves on the board of directors of Delcath Systems, Inc., a publicly held company engaged in the development and testing of systems for the treatment of liver cancer. Additionally, Dr. Stoll serves on the Alumni Advisory Board for the School of Pharmacy for the University of Connecticut. He obtained his B.S. in pharmacy from Ferris State University and a Ph.D. in biopharmaceutics from the University of Connecticut. He also carried out post-doctoral studies in pharmacokinetics at the University of Michigan and has published over 30 scientific papers and contributed chapters in textbooks in the field of drug kinetics.

We believe that Dr. Stoll’s qualifications to serve on our Board include his substantial experience working as a consultant to the venture capital industry, his tenure as an executive officer at several large pharmaceutical and medical products companies, and his service on the board of directors of other public biotechnology companies. Dr. Stoll provides the Board with valuable operational, strategic, leadership and management experience, and his varied experience allows him to provide financial and capital raising expertise to the Board and an important perspective on issues facing biopharmaceutical companies. In addition, his service on the board of directors of other companies and his international business experience provide substantial corporate governance experience.

Mark A. Varney, Ph.D. has served as a director since May 2007. Dr. Varney was appointed Chief Scientific Officer and Chief Operating Officer in January 2006, and appointed President and Chief Executive Officer of the Company in August 2008. Prior to joining the Company Dr. Varney held the senior level position of Vice President and Head of Discovery at Sepracor, Inc., a publicly held pharmaceutical company, from June 2004 to January 2006. From July 2003 to June 2004, Dr. Varney was Vice President of Drug Discovery at Bionomics, Ltd., a publicly held biotechnology company that focuses on drugs to treat cancer and disorders of the central nervous system. From October 1994 to September 1999, Dr. Varney held positions of increasing responsibilities over his five-year tenure at SIBIA Neurosciences, Inc., a biotechnology company including his most recent position as Director of Neuropharmacology. Upon the acquisition of SIBIA by Merck, Inc. in September 1999, he was appointed a Director at Merck’s San Diego facility until April 2003. Prior to SIBIA, he held research positions at Servier in France and Merck Sharp & Dohme in the U.K. Dr Varney received his B.Sc. in Biochemistry with honors from Surrey University, U.K. and completed his Ph.D. and postdoctoral training at Oxford University, U.K.

We believe that Dr. Varney’s qualifications to serve on our Board include his position as the Company’s President and Chief Executive Officer, and his experience working in senior level positions at Sepracor, Inc., Bionomics, Inc. and SIBIA (later as part of Merck, Inc). Dr. Varney provides the Board with both technical and scientific expertise in drug discovery and drug development, research management, governmental regulations and strategic planning expertise that is important to the advancement of our research platform as well as to the overall success of the Company.

Executive Officers

Each executive officer of the Company serves at the discretion of the Board of Directors. The names of the Company’s executive officers and certain biographical information about them are set forth below:

Name	Age	Position with Company
Roger G. Stoll, Ph.D.	67	Executive Chairman
Mark A. Varney, Ph.D.	43	President and Chief Executive Officer
Pierre V. Trân, M.D., M.M.M.	50	Chief Medical Officer and Vice President, Clinical Development
Maria S. Messinger	42	Vice President, Chief Financial Officer and Corporate Secretary
James H. Coleman	68	Senior Vice President, Business Development
Steven A. Johnson	58	Vice President, Preclinical Development

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

Maria S. Messinger was appointed Vice President, Chief Financial Officer and Corporate Secretary of the Company in December 1999. She has served as Controller of the Company since September 1994. From August 1989 to September 1994, Ms. Messinger served in a progression of positions at Ernst & Young LLP, including her most recent position as an Audit Manager. She holds a B.A. from the School of Business Administration and Economics at California State University, Fullerton and maintains an active license as a Certified Public Accountant in California.

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

Other Key Employees

Steven A. Johnson, Ph.D., 58, was appointed Vice President of Preclinical Development in January 2004 and appointed as an executive officer of the Company in January 2007. Dr. Johnson has served as Director, Clinical Research from 2000 to 2003, Director, Biological Research from 1995 to 2000, and Senior Scientist of the Company from 1994 to 1995. From 1989 to 1994, Dr. Johnson was a Research Assistant Professor in the School of Gerontology at the University of Southern California. Prior to that, he conducted research in the field of the molecular biology of development at the California Institute of Technology, and conducted research in the field of molecular biology of Alzheimer’s disease at the University of Southern California. A recipient of numerous federal, state and private grants, Dr. Johnson has published more than 50 scientific papers. He received his B.S. in Food Science from Oregon State University and his Ph.D. in Molecular Biology from Purdue University.

Leslie J. Street, Ph.D., 51, was appointed Senior Director of Medicinal Chemistry in March 2007. From October 2006 to January 2007, Dr. Street was the Senior Director and Head of Medicinal Chemistry at Renovis, Inc., a biopharmaceutical company engaged in the discovery and development of drugs to address neurological conditions and neuroinflammatory disorders. From March 2006 to August 2006, he served as a consultant to Neurocrine Biosciences, Inc., a biopharmaceutical company focused on the discovery and development of therapeutics to treat diseases and disorders of the central nervous system. From October 1985 to March 2006, Dr. Street conducted research at Merck’s Neuroscience Research Center in the U.K., a division of Merck, Inc., with his most recent position as Distinguished Senior Investigator of Medicinal Chemistry. During his tenure at Merck, Dr. Street was focused on drug discovery programs for treating migraine, cognitive disorders, anxiety and schizophrenia. He led medicinal chemistry teams that were successful in advancing several clinical candidates in the central nervous system disease area, including the anti-migraine drug Rizatriptan (MAXALT® ), which was approved by the Food and Drug Administration in 1998. Dr. Street has published nearly 50 peer-reviewed manuscripts and over 80 patents. He received his B.S. and his Ph.D. in Chemistry from Leeds University in the U.K.

Scientific Consultants

In addition to Dr. Cotman, whose biographical summary has been presented earlier, the other key scientific consultant to the Company is Gary S. Lynch, Ph.D. Gary D. Tollefson served as a consultant from April 2004 until his death in March 2009. Arvid M. Carlsson, M.D., Ph.D. serves as a consultant to the Board of Directors.

Gary S. Lynch, Ph.D., 66, is a co-founder of the Company. He has been a Scientific Director of and consultant to the Company since October 1987 and served as a director of the Company from March 1988 to March 1989 and again from December 1994 to December 1995. Dr. Lynch has been a Professor in the Department of Psychiatry at the University of California, Irvine since 1981, and has held various other teaching and research positions at that University since 1969. Dr. Lynch has authored or co-authored nearly 600 research publications in the areas of neurobiology, cognition and memory. Dr. Lynch holds a B.A. from the University of Delaware and a Ph.D. from Princeton University.

Arvid Carlsson, M.D., Ph.D., 87, has been a consultant to the Company since April 2002. A co-recipient of the 2000 Nobel Prize for Medicine, Dr. Carlsson is Professor Emeritus at the University of Göteborg, and is a member of the Swedish Academy of Sciences and a foreign affiliate of the U.S. National Academy of Sciences. Dr. Carlsson has authored several hundred articles, which have helped to form the basis of modern neuropsychopharmacology. In 1975, he was elected as a Foreign Corresponding Fellow of The American College of Neuropsychopharmacology. In addition to the Nobel Prize, he has been the recipient of The Japan Prize in Psychology and Psychiatry, The Research Prize of the Lundbeck Foundation (Denmark) and the Lieber Prize (USA) for research in schizophrenia. He was also the recipient of the Legion of Honour (France). Dr. Carlsson’s memberships include Member of the Academia Europaea, Member of the Royal Swedish Academy of Sciences, Honorary Fellow of the World Federation of Societies of Biological Psychiatry, Honorary Foreign Associate of the Institute of Medicine, National Academy of Sciences, U.S.A. and Honorary Member of the German Society of Biological Psychiatry. Dr. Carlsson received his M.D. and Ph.D. in Pharmacology from the University of Lund, Sweden.

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

During the fiscal year ended December 31, 2009, the Audit Committee consisted of Mr. Benedik as Chairman of the Committee, Dr. Drake and Mr. Casamento. None of Mr. Benedik, Dr. Drake, or Mr. Casamento is or has been an officer or employee of the Company and in all other respects meets the qualifications of an “independent” director as that term is used in Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended. The Audit Committee held four (4) meetings with the independent registered public accountants during the fiscal year ended December 31, 2009 to discuss the annual audit of the financial statements for the fiscal year ended December 31, 2008, and the review of the financial statements for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009. The Audit Committee operates under a written charter adopted by the Board of Directors, a copy of which is available on the Company’s website at www.cortexpharm.com. The Company’s Board of Directors has determined that Mr. Benedik, Chairman of the Audit Committee, qualifies as an “audit committee financial expert” under rules promulgated by the Securities and Exchange Commission.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on the review of copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2009, all of our officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements, with the exception of Dr. Steven Johnson, an officer, who filed a Form 5 on February 2, 2010 to report an earlier sale of shares of our Common Stock by his spouse.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, which covers all of our directors and employees, including our principal executive and financial officers. Any amendment to, or waiver from, any applicable provision (related to elements listed under Item 406(b) of Regulation S-K) of our Code of Business Conduct and Ethics that applies to our directors or executive officers will be posted on our website at www.cortexpharm.com or in a report filed with the SEC on Form 8-K. A copy of our Code of Business Conduct and Ethics is available free of charge upon written request to our Corporate Secretary at 15241 Barranca Parkway, Irvine, California 92618.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program. The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during the year ended December 31, 2009, as well as the other individuals included in the Summary Compensation Table on page 46, are referred to as the “named executive officers.”

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

Setting Executive Compensation. Based on the foregoing objectives, the Compensation Committee has structured the Company’s annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals. In furtherance of this, the Compensation Committee may utilize outside consultants on an as needed basis.

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

2009 Executive Compensation Components

For the fiscal year ended December 31, 2009, the principal components of compensation for named executive officers were: (i) base salary; (ii) variable performance awards payable in cash, stock or stock options and tied to the achievement of certain goals; (iii) long-term stock-based incentive awards that strengthen the mutuality of interests between the named executive officers and the Company’s stockholders; and (iv) perquisites and other personal benefits.

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. The base salary levels for the named executive officers were recommended by the Compensation Committee and established by the Board of Directors for the fiscal year ended December 31, 2009 in accordance with the terms of their employment arrangements with the Company (with respect to Dr. Roger G. Stoll, Dr. Mark A. Varney, Dr. Pierre V. Trân and Mr. James H. Coleman, see “Employment and Consulting Agreements”), if applicable, as well as on the basis of the following factors: personal performance, the estimated salary levels in effect for similar positions (as defined by salary surveys comprising companies of similar size within the pharmaceutical/biotech fields with which the Company competes for executive talent), and internal comparability considerations.

Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to salaries of named executive officers are based on the Compensation Committee’s assessment of the individual’s performance.

Annual Incentive Compensation

The Compensation Committee, in consultation with the Chief Executive Officer (except where the Chief Executive Officer’s compensation is being determined), may award annual incentives based upon performance targets to named executive officers and other employees. The Compensation Committee may also award bonuses in cases where such performance targets are not met if it determines that the circumstances warrant such action. For the fiscal year ended December 31, 2009, the performance targets for the named executive officers included, but were not limited to, making clinical progress with the Company’s AMPAKINE® technology, securing additional finances and operating within established financial expectations. The weight given to each factor varied from individual to individual. Additionally, each named executive officer has a discretionary portion of the annual incentive linked to achievement of non-financial goals, which differ depending upon the responsibilities of the named executive officer in question.

In June 2004, the Board of Directors approved a performance-based incentive compensation program for named executive officers that included cash bonus targets of 20% of respective annual base salaries. Actual bonus amounts may differ from the established targets based upon the performance of the Company, as well as that of the individual named executive officer, as compared to established goals. For the years ended December 31, 2007, 2008 and 2009, no performance bonuses were awarded to the named executive officers.

Long-Term Incentive Compensation

The 2006 Stock Incentive Plan was approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders and is the successor plan to the 1996 Stock Incentive Plan, which expired on October 25, 2006. Under the 2006 Stock Incentive Plan, the Compensation Committee may award incentive stock options, nonqualified stock options, restricted stock grants, stock payment awards, stock appreciation rights, restricted stock units and dividend equivalents. The 2006 Stock Incentive Plan provides the Compensation Committee with the ability to align the interests of the named executive officers with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. The number of shares subject to each award is based upon the named executive officer’s tenure, level of responsibility and relative position in the Company. During the fiscal year ended December 31, 2009, stock options totaling 2,799,000 shares were granted to employees under the 2006 Stock Incentive Plan. Of the 2,799,000 stock options granted under the 2006 Stock Incentive Plan, 1,856,000 were granted as long-term incentive compensation to the named executive officers.

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

Ownership Guidelines

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

Attributed costs of the perquisites and other personal benefits described above for the named executive officers for the fiscal year ended December 31, 2009, are included in the column titled, “All Other Compensation” of the “Summary Compensation Table” on page 46.

The Company has entered into severance agreements with certain key employees, including the named executive officers. In March 2009, the Company also entered into retention agreements with certain key employees including the named executive officers, as described under the heading “Transactions with Related Persons” on page 62. The severance agreements and the retention agreements are designed to promote stability and continuity of senior management. Information regarding applicable payments under severance agreements for each of the named executive officers is provided under the headings “Potential Payments Upon Termination or Change-in-Control” and “Employment and Consulting Agreements” on pages 51 and 53, respectively.

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

Accounting for Stock-Based Compensation. Commencing on January 1, 2006, the Company began accounting for stock-based payments, including its 2006 Stock Incentive Plan, in accordance with the requirements of FASB Accounting Standards Codification 718.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2009, 2008 and 2007. Other than the hiring bonuses incurred in 2007 in connection with the addition of the Company’s Chief Medical Officer, Dr. Pierre Trân, the named executive officers did not earn any cash bonus payments during the fiscal years ended December 31, 2009, 2008 or 2007. The information under the heading, “Stock Awards” for all applicable named executive officers includes the fair market value of shares of the Company’s common stock issued in exchange for accrued paid time off in excess of fifty (50) days, as explained more fully below. The information contained under the heading, “Option Awards” for all named executive officers includes the estimated value of equity awards using the Black-Scholes option pricing model as of the grant date of such awards, as explained more fully below, and does not reflect actual cash payments or actual dollars awarded.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)		Total ($)
Roger G. Stoll, Ph.D.	2009	$305,250	—		—	$93,552	—		$398,802
Executive Chairman	2008	$370,000	—		—	$87,280	—		$457,280
	2007	$350,000	—		—	$—	$37,168	(4)	$387,168

Mark A. Varney, Ph.D.	2009	$298,650	—		—	$97,706	$68,800	(5)	$465,156
President and Chief	2008	$347,277	—		—	$241,933	$88,000	(6)	$677,210
Executive Officer	2007	$318,000	—		—	$—	$147,545	(7)	$465,545

Pierre V. Trân, M.D., M.M.M. (8)	2009	$251,625	—		—	$8,308	$68,400	(10)	$328,333
Chief Medical Officer and	2008	$305,000	—		—	$21,820	$86,400	(10)	$413,220
Vice President of Clinical Development	2007	$63,542	$80,000	(9)	—	$390,694	$18,000	(10)	$552,236

Maria S. Messinger, CPA	2009	$200,475	—		—	$63,143	—		$263,618
Vice President, Chief	2008	$243,000	—		$14,870	$43,640	—		$301,510
Financial Officer and Corporate Secretary	2007	$225,000	—		—	$—	—		$225,000

James H. Coleman	2009	$206,250	—		—	$45,696	$9,279	(11)	$261,225
Senior Vice President,	2008	$250,000	—		$5,464	$43,640	$9,280	(11)	$308,384
Business Development	2007	$240,000	—		—	$—	$9,280	(11)	$249,280

(1)	Amounts represent the fair market value of shares issued in exchange for cancellation of accrued paid time off in excess of fifty (50) days as of the end of May 2008, based upon the employee’s current rate of compensation per day. The exchange took place on May 30, 2008 based on the closing price per share of the Company’s common on the NYSE Amex of $0.78 on such date and rounded to the nearest whole share. In connection with the transaction, Ms. Messinger and Mr. Coleman received 19,064 and 7,005 shares of the Company’s common stock, respectively. The shares of the Company’s common stock were issued under the Company’s 2006 Stock Incentive Plan.

(2)	Amounts represent the aggregate grant date estimated fair value of the option award using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in footnote 1 to the Company’s audited financial statements for the fiscal year ended December 31, 2009, included in this Annual Report on Form 10-K.

(3)	In accordance with Securities and Exchange Commission rules, “Other Annual Compensation” in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits was less than $10,000.

(4)	Amount represents reimbursement of certain of Dr. Stoll’s deferred moving expenses.

(5)	Represents payments by the Company to Dr. Varney under the terms of his employment agreement and related to his relocation to southern California, including $43,000 for a mortgage subsidy, subject to a gross-up of $25,800, to cover his additional income tax liabilities. See “Employment and Consulting Agreements” on page 53.

(6)	Represents payments by the Company to Dr. Varney under the terms of his employment agreement and related to his relocation to southern California, including $55,000 for a mortgage subsidy, subject to a gross-up of $33,000, to cover his additional income tax liabilities. See “Employment and Consulting Agreements” on page 53.

(7)	Represents payments by the Company to Dr. Varney under the terms of his employment agreement and related to Dr. Varney’s relocation to southern California, including $61,000 for a mortgage subsidy, subject to a gross-up of $36,600, to cover his additional income tax liabilities, and $49,945 to reimburse certain costs related to the sale of his former residence. See “Employment and Consulting Agreements” on page 53.

(8)	Dr. Trân was named Chief Medical Officer and Vice President of Clinical Development in October 2007.

(9)	Represents payment by the Company to Dr. Trân under his employment agreement to compensate him for his lost bonus opportunity as a result of his departure from his prior employer in order to join the Company in October 2007. See “Employment and Consulting Agreements” on page 53.

(10)	Represents amounts paid by the Company to Dr. Trân under his employment agreement for his temporary housing in connection with his relocation to southern California, which amounts were subject to a gross-up of approximately $25,650, $32,400 and $6,750 for the years ended December 31, 2009, 2008 and 2007, respectively, to cover related income tax liabilities. See “Employment and Consulting Agreements” on page 53.

(11)	Represents premiums for life insurance for Mr. Coleman, in lieu of participation in the Company’s medical benefit plans.

The table below details the cash and estimated values for the non-cash components of the above summary compensation information for each named executive officer for the years ended December 31, 2009, 2008 and 2007. The non-cash components include the estimated value of equity awards using the Black-Scholes option pricing model, as described more fully in the table above.

Name and Principal Position	Year	Total Cash Compensation ($)	Total Non-cash Compensation ($)	Total ($)
Roger G. Stoll, Ph.D.	2009	$305,250	$93,552	$398,802
Executive Chairman	2008	$370,000	$87,280	$457,280
	2007	$387,168	—	$387,168

Mark A. Varney, Ph.D.	2009	$367,450	$97,706	$465,156
President and Chief Executive Officer	2008	$435,277	$241,933	$677,210
	2007	$465,545	—	$465,545

Pierre V. Trân, M.D., M.M.M.	2009	$320,025	$8,308	$328,333
Chief Medical Officer and	2008	$391,400	$21,820	$413,220
Vice President of Clinical Development	2007	$161,542	$390,694	$552,236

Maria S. Messinger, CPA	2009	$200,475	$63,143	$263,618
Vice President, Chief Financial Officer and	2008	$243,000	$58,510	$301,510
Corporate Secretary	2007	$225,000	—	$225,000

James H. Coleman	2009	$215,529	$45,696	$261,225
Senior Vice President, Business Development	2008	$259,280	$49,104	$308,384
	2007	$249,280	—	$249,280

Grants of Plan Based Awards

The table below sets forth grants of plan-based awards to each of the named executive officers during the fiscal year ended December 31, 2009.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Roger G. Stoll, Ph.D.	08/22/2009	—	—	—	—	563,000	$0.20	$93,552
	N/A	—	$74,000	$74,000	—	—	—	N/A
Mark A. Varney, Ph.D.	08/22/2009	—	—	—	—	588,000	$0.20	$97,706
	N/A	—	$72,400	$72,400	—	—	—	N/A
Pierre V. Tran, M.D., M.M.M.	08/22/2009	—	—	—	—	50,000	$0.20	$8,308
	N/A	—	$61,000	$91,500	—	—	—	N/A
Maria S. Messinger, CPA	08/22/2009	—	—	—	—	380,000	$0.20	$63,143
	N/A	—	$48,600	$48,600	—	—	—	N/A
James H. Coleman	08/22/2009	—	—	—	—	275,000	$0.20	$45,696
	N/A	—	$50,000	$125,000	—	—	—	N/A

(1)	The amounts shown reflect the target and maximum amounts based on an individual’s current salary and position that can be received under the Company’s performance-based incentive compensation program and the terms of such individual’s employment agreement, if applicable.

Narrative to Summary Compensation Table and Grants of Plan Based Awards Table

See “Compensation Discussion and Analysis” on page 41 and “Employment and Consulting Agreements” on page 53 for further discussion of compensation arrangements pursuant to which the amounts listed under the Summary Compensation Table and Grants of Plan-Based Awards Table were paid or awarded and the criteria for such payment or award.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unvested stock awards as of December 31, 2009. The table below relates solely to outstanding option awards as of December 31, 2009. Except as noted in the footnotes below, the options listed below vest at a rate of 33 1/3% per year commencing on the first anniversary of the date of grant and have a ten-year term.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Roger G. Stoll, Ph.D.	—		563,000	—	$0.20	08/22/2019
	66,667		133,333	—	$0.54	01/18/2018
	300,000		—	—	$1.30	12/18/2016
	205,017	(1)	—	—	$2.95	02/09/2016
	300,000		—	—	$2.35	12/01/2015
	300,000		—	—	$2.68	12/16/2014
	600,000		—	—	$2.76	12/09/2013
	14,545	(2)	—	—	$4.40	09/02/2013
	1,061	(3)	—	—	$3.77	08/29/2013
	2,326	(3)	—	—	$1.72	07/31/2013
	2,222	(3)	—	—	$1.80	06/30/2013
	2,247	(3)	—	—	$1.78	05/30/2013
	3,604	(3)	—	—	$1.11	04/30/2013
	5,556	(3)	—	—	$0.72	03/31/2013
	5,634	(3)	—	—	$0.71	02/28/2013
	600,000	(4)	—	—	$0.78	08/13/2012
	30,000		—	—	$2.68	04/09/2012
Mark A. Varney, Ph.D.	—		588,000	—	$0.20	08/22/2019
	66,667		133,333	—	$0.97	08/13/2018
	66,667		133,333	—	$0.54	01/18/2018
	250,000		—	—	$1.30	12/18/2016
	750,000	(5)	—	—	$2.95	01/30/2016
Pierre V. Trân, M.D., M.M.M.	—		50,000	—	$0.20	08/22/2019
	16,667		33,333	—	$0.54	01/18/2018
	497,916	(6)	252,084	—	$0.66	10/16/2017
Maria S. Messinger, CPA	—		380,000	—	$0.20	08/22/2019
	33,334		66,666	—	$0.54	01/18/2018
	125,000		—	—	$1.30	12/18/2016
	100,000		—	—	$2.35	12/01/2015
	100,000		—	—	$2.68	12/16/2014
	75,000		—	—	$2.76	12/09/2013
	663	(3)	—	—	$3.77	08/29/2013
	1,453	(3)	—	—	$1.72	07/31/2013
	1,389	(3)	—	—	$1.80	06/30/2013
	1,404	(3)	—	—	$1.78	05/30/2013
	2,252	(3)	—	—	$1.11	04/30/2013
	3,472	(3)	—	—	$0.72	03/31/2013
	3,521	(3)	—	—	$0.71	02/28/2013
	50,000		—	—	$0.75	12/16/2012
	40,000		—	—	$2.27	04/24/2011
James H. Coleman	—		275,000	—	$0.20	08/22/2019
	33,334		66,666	—	$0.54	01/18/2018
	125,000		—	—	$1.30	12/18/2016
	100,000		—	—	$2.35	12/01/2015
	100,000		—	—	$2.68	12/16/2014
	75,000		—	—	$2.76	12/09/2013
	840	(3)	—	—	$3.77	08/29/2013
	1,841	(3)	—	—	$1.72	07/31/2013
	1,759	(3)	—	—	$1.80	06/30/2013
	1,779	(3)	—	—	$1.78	05/30/2013
	2,853	(3)	—	—	$1.11	04/30/2013
	4,398	(3)	—	—	$0.72	03/31/2013
	4,460	(3)	—	—	$0.71	02/28/2013
	50,000	(7)	—	—	$0.80	02/11/2013
	100,000		—	—	$0.75	12/16/2012
	50,000		—	—	$2.11	10/09/2011
	125,000		—	—	$3.02	05/17/2010
	50,000		—	—	$3.02	05/10/2010

(1)	Dr. Stoll received options in lieu of cash reimbursement of real estate expenses incurred in connection with the relocation of his principal residence to southern California. These options were fully vested on the date of grant and have an exercise price equal to $2.95, representing the closing price of the Company’s Common Stock on the NYSE Amex on the grant date.

(2)	Beginning in May 2003, Dr. Stoll voluntarily deferred his entire base salary, as previously reduced. In September 2003, Dr. Stoll agreed to accept stock options to purchase 14,545 shares of the Company’s Common Stock in lieu of this deferred salary. The number of options issued represents $64,000 of his deferred salary divided by the closing sale price of the Company’s Common Stock on the NYSE Amex on the date that Dr. Stoll’s salary was re-instated in September 2003. These options were fully vested on the date of grant.

(3)	Represents stock options issued in lieu of a portion of base salary. The number of options issued represents the dollar value of base salary not received by the named executive officer divided by the closing sale price of the Company’s Common Stock on the NYSE Amex on the last trading day of the month during which the portion of base salary was not received by the named executive officer. These options were fully vested on the date of grant.

(4)	In connection with his employment, Dr. Stoll was granted options to purchase 600,000 shares of Common Stock at an exercise price of $0.78 per share, representing the closing price of the Company’s Common Stock on the NYSE Amex on the date of grant. Of the 600,000 options granted, 200,000 options vested immediately. Another 200,000 options vested upon securing the amendment to the Company’s agreement with Les Laboratoires Servier in October 2002. The remaining 200,000 options vested upon the achievement of pre-determined milestones, all of which were met by the beginning of 2007.

(5)	In connection with his employment, Dr. Varney was granted options to purchase 750,000 shares of Common Stock at an exercise price of $2.95 per share, representing the closing price of the Company’s Common Stock on the date of grant. Of the 750,000 options granted, 100,000 options vested upon his first date of employment on January 30, 2006; 100,000 options vested one-year from his initial date of employment, or January 30, 2007; and 550,000 options vested in equal annual installments over a three-year period from the date of grant.

(6)	In connection with his employment, Dr. Trân was granted options to purchase 750,000 shares of Common Stock at an exercise price of $0.66 per share, representing the closing price of the Company’s Common Stock on the date of grant. Of the 750,000 options granted, 200,000 options vested upon his first date of employment on October 16, 2007 and 550,000 options shall vest in equal monthly installments over a four-year period from the date of grant.

(7)	During 2003, Mr. Coleman agreed to accept stock options in lieu of the cash bonus provided in his employment agreement. These options were fully vested on the date of grant and have an exercise price per share equal to $0.80, representing the closing price of the Company’s Common Stock on the NYSE Amex on the grant date.

Option Exercises and Stock Vested

None of the Company’s named executive officers exercised any options to purchase shares of the Company’s common stock or had any outstanding unvested stock awards during the year ended December 31, 2009.

Potential Payments Upon Termination or Change-in-Control

The table below reflects the amount of compensation payable to each of the named executive officers of the Company in the event of termination of each named executive officer’s employment. The amount of compensation payable to each named executive officer in the event of death or disability, for cause termination, voluntary termination, termination without cause or for good reason, and termination following a change of control is shown below. The amounts shown assume such termination was effective as of December 31, 2009, and thus include amounts earned through such time and are estimates of the amounts that would be paid out to the named executive officers upon their termination. However, the actual amounts to be paid out can only be determined at the time of such named executive officer’s separation from the Company. The named executive officers have each entered into employment agreements and/or severance agreements governing such payments. See “Employment and Consulting Agreements” on page 53. In March 2009, the named executive officers also entered into retention agreements, the impact of which is included in this section titled “Potential Payments Upon Termination or Change-in-Control.” The terms of such agreements are discussed under the heading “Transactions with Related Persons” on page 62.

Payments Made Upon Termination

Regardless of the manner in which a named executive officer’s employment terminates, he or she shall be entitled to receive amounts earned during the term of his or her employment. Such amounts may include stock options awarded under the Company’s 1996 Stock Incentive Plan, 2006 Stock Incentive Plan, as amended, and independent of such plans, a portion of which may be subject to accelerated vesting, accrued obligations (including unused vacation pay), and a pro-rated bonus, if applicable. In the event that Dr. Stoll, Mr. Coleman or Ms. Messinger’s employment is terminated by the Company without cause or by such named executive officer for good reason (as defined in their respective agreements), such person shall be entitled to receive a severance payment of twelve (12) months of his or her base salary. Additionally, in such instance Ms. Messinger may be entitled to twelve (12) months continued health and benefits coverage.

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

Payments Made Upon Termination in Connection With a Change-In-Control

If a named executive officer’s employment is terminated in connection with or, for Dr. Trân within six (6) months following, a change of control without cause or for good reason (other than Dr. Trân whose agreement does not include termination for good reason), then the named executive officers shall be entitled to the benefits listed under the headings “Payments Made Upon Termination”and “Payments Made Upon a Change-In-Control Without Termination,” included above. Additionally, in connection with such event, Dr. Trân will receive a severance payment of twelve months of his base salary and twelve (12) months continued health and benefits coverage.

The following tables show the potential payments upon termination due to death or disability, for cause, voluntary, without cause, for good reason or in connection with a change-in-control of the Company for each of the named executive officers. For purposes of disclosures, the table assumes that the termination occurred as of December 31, 2009. Except for Dr. Stoll’s, Dr. Varney’s and Mr. Coleman’s base salary benefits and all named executive officers’ health care and disability benefits, as applicable, which are payable monthly, all amounts below are payable in a lump sum.

Name	Executive Benefits and Payments Upon Termination	Death or Disability		Termination for Cause	Voluntary Termination	Termination Without Cause Or For Good Reason		Termination Without Cause or For Good Reason in Connection With Change- in-Control
Roger G. Stoll, Ph.D.	Base Salary	$247,500	(1)	—	—	$370,000		$555,000	(2)
	Accrued Vacation Pay	$71,154		$71,154	$71,154	$71,154		$71,154
	Stock Options Accelerated	—		—	—	—	(3)	—	(3)
	Health Care	—		—	—	—		—
	Disability Income	$207,951	(4)	—	—	—		—
	Life Insurance Benefits	$385,450	(5)	—	—	—		—

Mark A. Varney,Ph.D.	Base Salary	$239,500	(6)	—	—	$367,450		$543,000	(2)
	Accrued Vacation Pay	$40,283		$40,283	$40,283	$40,283		$40,283
	Stock Options Accelerated	—		—	—	—		—	(3)
	Health Care	—		—	—	—		—
	Disability Income	$1,983,994	(7)	—	—	—		—
	Life Insurance Benefits	$580,000	(5)	—	—	—		—

Pierre V. Trân, M.D., M.M.M.	Base Salary	—		—	—	—		$457,500	(2)(8)
	Accrued Vacation Pay	$31,348		$31,348	$31,348	$31,348		$31,348
	Stock Options Accelerated	—		—	—	—		—	(3)(8)
	Health Care	—		—	—	—		$18,845	(8)(9)
	Disability Income	$1,569,310	(7)	—	—	—		—
	Life Insurance Benefits	$489,000	(5)	—	—	—		—

Maria S. Messinger	Base Salary	—		—	—	$243,000		$364,500	(2)
	Accrued Vacation Pay	$46,731		$46,731	$46,731	$46,731		$46,731
	Stock Options Accelerated	—		—	—	—		—	(3)
	Health Care	—		—	—	$18,668	(9)	$18,668	(9)
	Disability Income	$2,039,587	(7)	—	—	—		—
	Life Insurance Benefits	$389,000	(5)	—	—	—		—

James H. Coleman	Base Salary	$127,500	(1)	—	—	$250,000		$375,000	(2)
	Accrued Vacation Pay	$48,077		$48,077	$48,077	$48,077		$48,077
	Stock Options Accelerated	—		—	—	—		—	(3)
	Health Care	—		—	—	—		—
	Disability Income	$179,299	(4)	—	—	—		—
	Life Insurance Benefits	$260,650	(5)	—	—	—		—

(1)	In connection with the terms of the related employment agreement with the named executive officer, represents the difference between any disability insurance proceeds for a twelve (12) month period and twelve (12) months of the named executive officer’s then current salary.

(2)	In March 2009, each of the named executive officers entered into retention agreements to foster the continued employment of such individuals. Under such agreements, each executive officer will be entitled to receive a lump sum cash bonus equal to six (6) months of the executive’s base salary in the event of a change in control of the Company and termination of the executive without cause or for good reason, subject to certain circumstances. The potential payments under the retention agreements are in addition to payments to the named executive officers under existing employment and severance agreements. See “Transactions with Related Persons” on page 62.

(3)	The value of accelerated vesting of options was estimated under the intrinsic value method. The closing price of the Company’s Common Stock on December 31, 2009 was compared to the exercise prices to determine the spread for each option, and the spread was applied to “in-the-money” options that were unvested as of December 31, 2009. For the purpose of this calculation, the Company used $0.10, which was the closing sale price per share of the Company’s Common Stock on the OTCBB on the last business day of the fiscal year. If the Company is subject to a change-in-control, irrespective of whether a termination of employment occurs, all stock options held by the named executive officer will automatically vest and become exercisable (with the exception of Mr. Coleman who will receive accelerated vesting for one additional year and only if he is terminated).

(4)	Reflects the estimated present value of all future payments that the named executive officer would be entitled to receive under the Company’s disability program.

(5)	Reflects the estimated present value of the proceeds payable to the named executive officer’s beneficiaries upon his or her death.

(6)	In connection with the terms of the related employment agreement with the named executive officer, represents the difference between any disability insurance proceeds for a twelve (12) month period and twelve (12) months of the named executive officer’s base salary, based upon the average monthly base salary for the twelve (12) months immediately preceding the disability event.

(7)	Reflects the estimated present value of all future payments that the named executive officer would be entitled to receive under the Company’s disability program. The named executive officer would be entitled to receive such benefits until he or she reaches normal retirement age, as determined by the 1983 Amended Social Security Normal Retirement Age.

(8)	Represents benefits in the event of termination of employment by the Company without cause in connection with, or within six (6) months following a change of control. Benefits do not apply in the event of termination of employment by the named executive officer for good reason.

(9)	Reflects the estimated present value of the cost of coverage for future premiums that will be paid on behalf of the named executive officer under the Company’s health and welfare plans.

Employment and Consulting Agreements

Roger G. Stoll, Ph.D. has served as a director of the Company since April 2002 and became Chairman, President and Chief Executive Officer of the Company in August 2002. In August 2008, Dr. Stoll became the Executive Chairman of the Company and Dr. Varney became the President and Chief Executive Officer. Dr. Stoll’s employment agreement originally included a three-year term, was subsequently amended to include another three-year term expiring in August 2008, a one-year term expiring in August 2009 and another one-year term expiring in August 2010. As of December 31, 2009, his employment called for a base salary of $296,000 per year, as adjusted for the 20% reduction implemented in March 2009 for all of the Company’s executive officers in an effort to conserve the Company’s financial resources. Dr. Stoll’s base salary is subject to annual review by the Compensation Committee of the Board of Directors. In connection with the original offer for his employment, Dr. Stoll was granted options to purchase 600,000 shares of Common Stock at an exercise price of $0.78 per share, representing 100% of the fair market value as of the date of grant. Of the 600,000 options granted, 200,000 options vested immediately. Another 200,000 options vested upon securing the amendment to the Company’s agreement with its collaborative partner, Servier, in October 2002. The remaining 200,000 options vested upon achievement of pre-determined milestones, all of which were met by the beginning of 2007. Under the terms of his employment agreement, in the event of termination of his employment, under certain circumstances Dr. Stoll is entitled to compensation equal to twelve (12) months of his then current salary. In addition, in the event of his termination of employment, in certain circumstances, any vested options granted to Dr. Stoll remain exercisable for the remainder of the original option term and any unvested options granted to Dr. Stoll in connection with his employment, as detailed above, may be subject to accelerated vesting and remain exercisable for the remainder of the original option term. In the event of termination due to disability, Dr. Stoll will be entitled to receive a salary benefit equal to the difference between any insurance proceeds received and twelve (12) months salary. Further, upon a change-in-control of the Company, all unvested options then held by Dr. Stoll shall be subject to accelerated vesting.

Mark A. Varney, Ph.D. joined the Company as Chief Operating Officer and Chief Scientific Officer in January 2006 and was named President and Chief Executive Officer in August 2008. His employment agreement provides for a three-year term through August 2011, calls for a base salary of $289,600 per year as of December 31, 2009, as adjusted for the 20% reduction implemented in March 2009 for all of the Company’s executive officers in an effort to conserve the Company’s financial resources. Dr. Varney’s employment agreement includes an annual bonus, at the discretion of the Board of Directors of the Company. In connection with his employment, Dr. Varney was granted options to purchase 750,000 shares of Common Stock at an exercise price of $2.95 per share, representing 100% of the fair market value as of the date of grant. The options have a ten-year term and vested according to the following schedule: (i) 100,000 upon the date of employment; (ii) 100,000 one year from the date of employment and (iii) 550,000 in equal annual installments over a three-year period. In connection with his naming as President and Chief Executive Officer, Dr. Varney was granted options to purchase 200,000 shares of Common Stock at an exercise price of $0.97 per share, representing 100% of the fair market value as of the date of grant. The options have a ten-year term and vest in equal annual installments over a three-year period. Pursuant to the terms of his employment agreement, the Company will provide Dr. Varney with a mortgage subsidy over five years, terminating on the earlier of the date of his termination of employment or August 2011, in the form of a monthly payment, whereby the Company will pay 6% of the principal amount of a mortgage (which principal amount shall not to exceed $1,200,000) on his primary residence during the first year, which amount declines by 1% each year thereafter, and which amount is grossed up by a factor of 1.6 to cover Dr. Varney’s additional income tax liabilities. In addition to the foregoing, Dr. Varney received a $25,000 hiring bonus, $15,000 to cover miscellaneous relocation expenses, temporary housing and reimbursement of real estate closing fees, sales commissions and moving costs. In the event of termination of Dr. Varney’s employment without cause or for good reason, under certain circumstances he is entitled to receive compensation of twelve (12) months of his base salary based upon the average monthly base salary for the twelve (12) months immediately prior to the termination event and his vested options will remain exercisable for the balance of their original terms. In the event of termination due to disability, Dr. Varney will be entitled to receive a salary benefit equal to the difference between any insurance proceeds received and twelve (12) months salary. In addition, in the event of a change-in-control of the Company, any unvested options then held by Dr. Varney shall be subject to accelerated vesting.

Pierre V. Trân, M.D., M.M.M. joined the Company as Chief Medical Officer and Vice President, Clinical Development in October 2007. His employment letter is terminable at will by the Company or Dr. Trân and as of December 31, 2009 called for a base salary of $244,000 per year, as adjusted for the 20% reduction implemented in March 2009 for all of the Company’s executive officers in an effort to conserve the Company’s financial resources. Dr. Trân’s employment letter includes an annual bonus, at the discretion of the Board of Directors of the Company, of up to 30% of his base salary. In connection with his employment, Dr. Trân was granted options to purchase 750,000 shares of Common Stock at an exercise price of $0.66 per share, representing 100% of the fair market value as of the date of grant. The options have a ten-year term and vest according to the following schedule: 200,000 upon the date of employment and 550,000 in equal monthly installments over a four-year period. Pursuant to the terms of the employment letter, the Company will provide Dr. Trân with a mortgage subsidy over four years in the form of a monthly payment, whereby the Company will pay 5% of the principal amount of the mortgage (which principal amount shall not to exceed $600,000) during the first year, which amount declines by 1% each year thereafter, and which amount is grossed up to cover Dr. Trân’s additional income tax liabilities. In addition to the foregoing, the Company made a one-time payment to Dr. Trân of $80,000 to cover a lost bonus opportunity from his previous employer. Dr. Trân also will receive temporary housing and reimbursement of real estate closing fees, sales commissions and moving costs. In the event of termination of Dr. Trân’s employment without cause in connection with or within six (6) months following a change–in-control of the Company, under certain circumstances he is entitled to receive compensation of twelve (12) months of his then current salary plus continued employee benefits for a period of twelve (12) months thereafter. In addition, in the event of a change-in-control of the Company any unvested options then held by Dr. Trân shall be subject to accelerated vesting.

Maria S. Messinger joined the Company as Controller in September 1994 and was named as Vice President, Chief Financial Officer and Corporate Secretary in December 1999. Under the terms of her severance agreement, in the event of termination of her employment, under certain circumstances Ms. Messinger is entitled to receive compensation of twelve (12) months of her then current annual base salary, which as of December 31, 2009 was $194,400, as adjusted for the 20% reduction implemented in March 2009 for all of the Company’s executive officers in an effort to conserve the Company’s financial resources. Ms. Messinger’s severance agreement also includes a pro-rated bonus (if applicable) and continued employee benefits for a period of twelve (12) months thereafter. Additionally, in the event of a change-in-control of the Company, any unvested options then held by Ms. Messinger shall be subject to accelerated vesting.

James H. Coleman joined the Company as Senior Vice President, Business Development in May 2000. His employment agreement, as amended to date, provides a base salary of $200,000 per year as of December 31, 2009, as adjusted for the 20% reduction implemented in March 2009 for all of the Company’s executive officers in an effort to conserve the Company’s financial resources. Mr. Coleman’s employment agreement also provides an annual bonus between 0 and 50% of his annual base salary, at the discretion of the Chief Executive Officer and subject to approval by the Compensation Committee of the Board of Directors of the Company. In connection with his employment, Mr. Coleman was granted options to purchase 125,000 shares of Common Stock at an exercise price of $3.02 per share, representing 100% of the fair market value as of the date of grant. The options vested in equal annual installments over a three-year period and have a ten-year term. In the event of termination of his employment, Mr. Coleman is entitled, under certain circumstances, to receive compensation of twelve (12) months of his then current salary and any unvested options then held by Mr. Coleman shall be subject to accelerated vesting for an additional one year period. Additionally, in the event of termination due to disability, Mr. Coleman will be entitled to receive a salary benefit equal to the difference between any insurance proceeds received and twelve (12) months salary.

Steven A. Johnson, Ph.D. joined the Company as a Senior Scientist in June 1994 and was named as Vice President, Preclinical Development in February 2007. Under the terms of his severance agreement, in the event of termination of Dr. Johnson’s employment without cause in connection with or within six (6) months following a change-in-control of the Company, under certain circumstances he is entitled to receive compensation of twelve (12) months of his then current salary, which as of December 31, 2009 was $176,800 per year, as adjusted for the 20% reduction implemented in March 2009 for all of the Company’s executive officers in an effort to conserve the Company’s financial resources. Dr. Johnson’s severance agreement also provides continued employee benefits for a period of twelve (12) months thereafter. In addition, in the event of a change-in-control of the Company, any unvested options then held by Dr. Johnson shall be subject to accelerated vesting.

Drs. Carl W. Cotman and Gary S. Lynch (both of whom are co-founders and Scientific Directors of the Company) each previously entered into a consulting agreement with the Company. During the year ended December 31, 2009, the Company recorded related consulting fees of approximately $19,000 for Dr. Cotman, whose consulting agreement commenced in November 1987 and was terminated as of October 31, 2009 in an effort to conserve the Company’s financial resources. Under the consulting agreement with Dr. Lynch, the Company recorded consulting fees of approximately $53,000 during the year ended December 31, 2009 and Dr. Lynch currently receives a consulting fee of $30,000 per year. The term of Dr. Lynch’s consulting agreement commenced in November 1987 and will continue until terminated by the respective parties thereto. The consulting agreement with Dr. Lynch obligates him to make himself available to the Company for consulting and advisory services for an average of three days per month.

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

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended December 31, 2009, members of the Company’s Compensation Committee consisted of Dr. Johnson, Mr. Allnutt, and Mr. Casamento, none of whom has previously served or currently serves as an executive officer or employee of the Company or any of its subsidiaries. The Company is not aware of any “compensation committee interlocks” that existed during the fiscal year ended December 31, 2009.

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

During 2009, each non-employee director was entitled to receive $4,000 at each in-person Board of Directors meeting attended and $2,000 for each related Board of Directors meeting attended by telephone. For meetings scheduled to be conducted by telephone, each non-employee director was entitled to receive $2,000 for each meeting attended. Beginning in February 2009, the Board of Directors waived the fees related to its telephonic meetings in an effort to conserve the Company’s financial resources.

Also, the Chairman of the Compensation Committee, the Governance and Nominations Committee and the Research and Development Committee is entitled to receive $2,000 for each committee meeting attended and other members of the respective committees are entitled to receive $1,000 for each committee meeting attended. The Chairman of the Audit Committee is entitled to receive $3,000 for each committee meeting attended and the remaining members of the Audit Committee are entitled to receive $1,000 for each committee meeting attended. In September 2009, the Board of Directors deferred payment of its committee fees in an effort to conserve the Company’s financial resources.

Each non-employee director is automatically granted options to purchase 30,000 shares of common stock upon commencement of service as a director. Additionally, each non-employee director is granted options to purchase 30,000 shares of common stock on the date of the first meeting of the Board of Directors for the relative calendar year. During the year ended December 31, 2009, these automatic grants to non-employee directors were delayed and granted in June 2009, following stockholder approval of the increase in authorized shares available under the Company’s 2006 Stock Incentive Plan. Non-employee directors were granted options to purchase an additional 30,000 shares of common stock in August 2009. These nonqualified options described above each have an exercise price equal to 100% of the fair market value of the common stock on the date of grant, have a ten-year term and vest in equal increments of 33 1/3% on each anniversary date of the dates of grant, and are otherwise subject to the terms and provisions of the 2006 Stock Incentive Plan.

The above cash compensation and nonqualified option grant provisions do not apply to non-employee directors who serve on the Board of Directors to oversee an investment in the Company. Compensation for such non-employee directors, if appropriate, is determined separately. As of December 31, 2009, none of the Company’s directors served on the Board of Directors in such capacity.

Director Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the non-employee directors for the fiscal year ended December 31, 2009. Directors who are also employees of the Company did not receive any additional compensation for services as a director.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		All Other Compensation ($)(2)	Total ($)
Robert F. Allnutt	$21,000	$12,202	(3)	—	$33,202
John F. Benedik, CPA	$30,000	$12,202	(4)	—	$42,202
Charles J. Casamento	$23,000	$12,202	(5)	—	$35,202
Carl W. Cotman, Ph.D.	$18,000	$12,202	(6)	$19,167	$49,369
Peter F. Drake, Ph.D.	$18,000	$12,202	(7)	—	$30,202
M. Ross Johnson, Ph.D.	$22,000	$12,202	(8)	—	$34,202
Gary D. Tollefson, M.D., Ph.D.	$6,000	—	(9)	$18,000	$24,000

(1)	Amounts represent the aggregate grant date estimated fair value of the option awards using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in footnote 1 to the Company’s audited financial statements for the fiscal year ended December 31, 2009, included in this Annual Report on Form 10-K.

(2)	In accordance with Securities and Exchange Commission rules, “All Other Compensation” in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits was less than $10,000. The amounts reflected in this column represent fees paid to such directors in their capacities as consultants to the Company.

(3)	Mr. Allnutt had an aggregate of 280,000 option awards outstanding as of December 31, 2009.

(4)	Mr. Benedik had an aggregate of 145,000 option awards outstanding as of December 31, 2009.

(5)	Mr. Casamento had an aggregate of 295,000 option awards outstanding as of December 31, 2009.

(6)	Dr. Cotman had an aggregate of 260,000 option awards outstanding as of December 31, 2009.

(7)	Dr. Drake had an aggregate of 220,000 option awards outstanding as of December 31, 2009.

(8)	Dr. Johnson had an aggregate of 290,000 option awards outstanding as of December 31, 2009.

(9)	Dr. Tollefson had an aggregate of 256,667 option awards outstanding as of December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table sets forth, to the knowledge of the Company, certain information regarding the beneficial ownership of the Company’s Common Stock as of March 31, 2010, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company’s directors, (iii) each of the named executive officers in the Summary Compensation Table and (iv) all of the Company’s executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of Common Stock indicated.

Directors, Officers and 5% Stockholders (1)	Shares Beneficially Owned (2)		Percent of Common Stock Beneficially Owned (2)
Robert F. Allnutt	275,500	(3)	*
John F. Benedik	105,000	(4)	*
Charles J. Casamento	240,000	(5)	*
James H. Coleman	1,067,184	(6)	1.5
Carl W. Cotman, Ph.D.	239,500	(7)	*
Peter F. Drake, Ph.D.	200,000	(8)	*
M. Ross Johnson, Ph.D.	250,000	(9)	*
Maria S. Messinger, CPA	619,885	(10)	*
Roger G. Stoll, Ph.D.	2,605,546	(11)	3.7
Pierre V. Trân, M.D., M.M.M.	618,541	(12)	*
Mark A. Varney, Ph.D.	1,230,001	(13)	1.8
All executive officers and directors as a group (12 persons)	7,978,586	(14)	10.5

*	Less than one percent

(1)	Except as otherwise indicated, the address of such beneficial owner is at the Company’s principal executive offices, 15231 Barranca Parkway, Irvine, California 92618.

(2)	Applicable percentage of ownership at March 31, 2010 is based upon 68,412,618 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares shown as beneficially owned. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 31, 2010 are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or entity.

(3)	Includes 210,000 shares that may be purchased upon exercise of options within 60 days of March 31, 2010.

(4)	Includes 75,000 shares that may be purchased upon exercise of options within 60 days of March 31, 2010.

(5)	Includes 225,000 shares that may be purchased upon exercise of options within 60 days of March 31, 2010. Excludes 17,653 shares held by Mr. Casamento in a trust over which he does not exercise control.

(6)	Includes 859,597 shares that may be purchased upon exercise of options within 60 days of March 31, 2010. Beneficial ownership of these shares is shared and held by the James Henry and Nancy Irene Coleman III Revocable Trust.

(7)	Includes 165,000 shares that may be purchased upon exercise of options within 60 days of March 31, 2010.

(8)	Includes 150,000 shares that may be purchased upon exercise of options within 60 days of March 31, 2010.

(9)	Includes 220,000 shares that may be purchased upon exercise of options within 60 days of March 31, 2010.

(10)	Includes 570,821 shares that may be purchased upon exercise of options within 60 days of March 31, 2010.

(11)	Includes 2,505,546 shares that may be purchased upon exercise of options within 60 days of March 31, 2010.

(12)	Includes 588,541 shares that may be purchased upon exercise of options within 60 days of March 31, 2010.

(13)	Includes 1,200,001 shares that may be purchased upon exercise of options within 60 days of March 31, 2010.

(14)	Includes 7,266,173 shares that may be purchased upon exercise of options within 60 days of March 31, 2010.

The Company is not aware of any arrangements that may at a subsequent date result in a change of control of the Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2009. Our stockholders approved the Company’s 1996 Stock Incentive Plan, as amended and restated, and the Company’s 2006 Stock Incentive Plan, as amended. Following the expiration of the 1996 Stock Incentive Plan in October 2006, all subsequently granted stock options were and will be issued from the 2006 Stock Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,188,498		1.38	411,969

Equity compensation plans not approved by security holders	350,000	(1)	2.59	—

Total	13,538,498		$1.41	411,969

(1)

In January 2006, as an inducement to the employment of our Chief Operating Officer and Chief Scientific Officer, Mark A. Varney, Ph.D., we issued 250,000 options outside of the 1996 Stock Incentive Plan and the 2006 Stock Incentive Plan. The options granted to Dr. Varney have a ten-year term and vested in the following installments: 83,334 on January 30, 2007, 83,333 on January 30, 2008 and 83,333 on January 30, 2009. In March 2007, as an inducement to the employment of our Senior Director of Medicinal Chemistry, Leslie J. Street, Ph.D., we issued 100,000 options outside of the 2006 Stock Incentive Plan. The options have a ten-year term and vested in the following installments: 33,334 on March 5, 2008, 33,333 on March 5, 2009 and 33,333 on March 5, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

A majority of members of the Board of Directors are “independent director[s]”, as that term is defined under Section 803 of the NYSE Amex Company Guide. The Board of Directors has affirmatively determined that the following six directors are independent: Robert F. Allnutt, John F. Benedik, Charles J. Casamento, Carl W. Cotman, Peter F. Drake and M. Ross Johnson.

•

Audit Committee. Each member of the Company’s standing Audit Committee is an “independent director” as defined under Section 803 of the NYSE Amex Company Guide, and is “independent” as that term is used in Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.

•	Compensation Committee. Each member of the Company’s standing Compensation Committee is an “independent director” as defined under Section 803 of the NYSE Amex Company Guide.

•	Governance and Nominations Committee. Each member of the Company’s Governance and Nominations Committee is an “independent director” as defined under Section 803 of the NYSE Amex Company Guide.

Transactions with Related Persons

Except as set forth below, there were no disclosable transactions with related persons under Item 404 of Regulation S-K during the fiscal year ended December 31, 2009 or currently proposed.

In March 2009, the Company’s executive officers and other key personnel entered into retention bonus agreements to foster the continuous employment of such individuals. Under such agreements, each executive officer will be entitled to receive a lump sum cash bonus equal to six (6) months of the executive’s base salary in the event of a change in control, as defined in the Company’s 2006 Stock Incentive Plan, occurs and the executive remains continuously employed with the Company, the successor to the Company or, if applicable, the ultimate parent of any such successor (collectively referred to as the “Surviving Entity”), or any subsidiary thereof, through the date occurring three (3) months post-change of control, or such shorter period as deemed necessary by the Surviving Entity (the “Payment Date”), to allow for an orderly transition of personnel and information and to allow for an appropriate integration process, as needed. The amount of the bonus for executive officers, based on base salaries as of December 31, 2008, would be as follows: Dr. Stoll - $185,000, Dr. Varney - $181,000, Dr. Tran - $152,500, Ms. Messinger - $121,500, Mr. Coleman - $125,000 and Dr. Johnson - $110,500. The retention bonus agreements provide that the bonus shall be payable by the Surviving Entity on or as soon as practicable following the Payment Date, but no later than 15 days thereafter, and shall be determined without regard to any reduction of base salary applicable to Company executives subsequent to March 13, 2009 and prior to a change in control. In the event that the executive officer’s employment is terminated by the Surviving Entity or a subsidiary thereof after a change in control and prior to the Payment Date, in certain circumstances where the termination is without cause or for good reason, the bonus shall be payable by the Surviving Entity as soon as practicable following the date of termination of the executive officer’s employment (but no later than sixty (60) days thereafter), subject to the executive officer executing and not revoking a general release of all claims against the Surviving Entity in a form acceptable to the Surviving Entity within sixty (60) days following such termination of employment.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees of Haskell & White LLP, the Company’s independent registered public accountants, for audit services totaled approximately $101,000 and $119,000 for the fiscal years ended December 31, 2009 and 2008, respectively, including fees associated with the reviews of the Company’s quarterly reports on Form 10-Q and the annual audit.

Audit-Related Fees

The aggregate fees of Haskell & White LLP for audit-related fees totaled approximately $4,000 and $11,000, respectively for the fiscal years ended December 31, 2009 and 2008, and included services related to the Company’s registration statements filed on Forms S-3 and S-8.

Tax Fees

Fees of Haskell & White LLP for tax services, including tax compliance, tax advice and tax planning totaled approximately $10,000 and $10,200 for the fiscal years ended December 31, 2009 and 2008, respectively.

All Other Fees

There were no other fees for services provided by Haskell & White LLP for the fiscal years ended December 31, 2009 or 2008.

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

(3)	Exhibits

See (b) below.

(b)	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment on June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, by Certificate of Designation filed June 4, 1997, by Certificate of Amendment of Restated Certificate of Incorporation filed December 21, 1998, and by Certificate of Designation filed February 11, 2002, incorporated by reference to the same numbered Exhibit of the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No.001-16467, filed February 15, 2002, as further amended by Certificate of Amendment of Restated Certificate of Incorporation filed December 15, 2003, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004, as further amended by Certificate of Amendment of Restated Certificate of Incorporation filed November 23, 2009, incorporated by reference to Exhibit 3.7 to the Company’s Report on Form 8-K filed November 24, 2009.

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.

3.4	Certificate of Amendment of Restated Certificate of Incorporation filed March 2, 2006, incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed March 16, 2006.

3.5	Certificate of Amendment of By-Laws of the Company, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed November 15, 2007.

3.6	Certificate of Amendment of Restated Certificate of Incorporation filed May 15, 2008, incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 8-K filed May 19, 2008.

3.7	Certificate of Designation of Preferences, Rights and Limitations of 0% Series E Convertible Preferred Stock, incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed April 17, 2009.

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock, incorporated by reference to Exhibit 3.8 to the Company’s Current Report on Form 8-K filed July 30, 2009.

4.1	Rights Agreement, dated as of February 8, 2002, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan, incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.

4.2	Placement Agency Agreement, dated January 16, 2007, by and between Cortex Pharmaceuticals, Inc. and Roth Capital Partners, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed January 19, 2007.

4.3	Placement Agency Agreement, dated August 24, 2007, by and between Cortex Pharmaceuticals, Inc. and JMP Securities LLC and Rodman and Renshaw, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed August 27, 2007.

4.4	Placement Agency Agreement, dated April 13, 2009, by and between the Company and Rodman & Renshaw, LLC, Form of Securities Purchase Agreement and Form of Common Stock Purchase Warrant issued by the Company, incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Current Report on Form 8-K filed April 17, 2009.

10.3	Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989. *

Exhibit Number	Description

10.19	License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-KSB filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.31	License Agreement dated June 25, 1993, as amended May 28, 2003, between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.44	Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed May 16, 1994.

10.60	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.*

10.64	Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB as filed on February 16, 1999. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.)

10.65	Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.

10.67	Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934).

10.69	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.*

10.70	Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.*

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.

10.74	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.*

10.76	First Amendment dated April 8, 2003 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed September 19, 2003.*

10.77	Amendment dated December 16, 2003 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.79	Amendment No. 2 to the Lease Agreement for the Company’s facilities in Irvine, California, dated March 9, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.

10.80	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

Exhibit Number	Description

10.81	Form of Restricted Stock Award Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.82	Amendment dated January 1, 2004 to the employment agreement dated May 17, 2000 between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.86	Second Amendment dated November 10, 2004 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*

10.88	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Transition Report on Form 10-K filed on March 21, 2005.*

10.89	Stock Ownership Policy for the Company’s Directors and Executive Officers as adopted by the Board of Directors on December 16, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Transition Report on Form 10-K filed on March 21, 2005.*

10.90	Third Amendment dated August 13, 2005 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 17, 2005.*

10.92	Employment letter of agreement dated January 9, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 16, 2006.*

10.93	Non-qualified Stock Option Agreement dated January 30, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 9, 2006.*

10.94	Cortex Pharmaceuticals, Inc. 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed May 11, 2006.*

10.96	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*

10.97	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*

10.98	Amendment No. 3, dated April 1, 2006, to the Lease Agreement for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.

10.100	Negative Equity Agreement dated February 1, 2007 between the Company and Mark A. Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007.*

10.101	Amendment No. 1 to the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed May 15, 2007.*

10.102	Amendment to the Exclusive License Agreement between the Company and The Regents of the University of California, dated as of June 1, 2007, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed June 7, 2007.

10.104	Employment letter of agreement dated September 26, 2007 between the Company and Pierre V. Trân, M.D., M.M.M., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed November 8, 2007.*

10.105	Patent License Agreement between the Company and the University of Alberta, dated as of May 9, 2007, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 17, 2008. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.107	Severance Agreement dated May 2, 2008, between the Company and Steven A. Johnson, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 8, 2008.*

Exhibit Number	Description

10.108	Amendment No. 4, dated June 6, 2008, to the Lease Agreement for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed June 10, 2008.

10.109	Fourth Amendment, dated July 11, 2008, to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed July 17, 2008.*

10.110	Amendment No. 2 to Employment Agreement, dated as of December 22, 2008, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 23, 2008.*

10.111	Amendment No. 1 to Severance Agreement, dated as of December 22, 2008, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 23, 2008.*

10.112	Employment Agreement, dated as of December 19, 2008, between the Company and Mark A. Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 31, 2008.*

10.113	Form of Retention Bonus Agreement, dated March 13, 2009, between the Company and each of its executive officers, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed March 19, 2009.*

10.114	Securities Purchase Agreement, dated July 29, 2009, by and between the Company and the investor, including a form of Registration Rights Agreement attached as Exhibit B thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed July 30, 2009.

10.115	Amendment No. 2 to the Company’s 2006 Stock Incentive Plan, effective as of June 5, 2009, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009.

21	Subsidiaries of the Registrant.

23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

Date: April 7, 2010	By:	/s/ Mark A. Varney, Ph.D.
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

Signature	Title	Date

/s/ Mark A. Varney, Ph.D.	President, Chief Executive Officer	April 7, 2010
Mark A. Varney, Ph.D.	(Principal Executive Officer) and Director

/s/ Maria S. Messinger	Vice President, Chief Financial Officer	April 7, 2010
Maria S. Messinger	(Principal Financial and Accounting Officer) and Secretary

/s/ Robert F. Allnutt	Director	April 7, 2010
Robert F. Allnutt

/s/ John F. Benedik	Director	April 7, 2010
John F. Benedik

/s/ Charles J. Casamento	Director	April 7, 2010
Charles J. Casamento

/s/ Carl W. Cotman, Ph.D.	Director	April 7, 2010
Carl W. Cotman, Ph.D.

/s/ Peter F. Drake, Ph.D.	Director	April 7, 2010
Peter F. Drake, Ph.D.

/s/ M. Ross Johnson, Ph.D.	Director	April 7, 2010
M. Ross Johnson, Ph.D.

/s/ Roger G. Stoll, Ph.D.	Chairman of the Board	April 7, 2010
Roger G. Stoll, Ph.D.

S - 1

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Cortex Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Cortex Pharmaceuticals, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2009. Cortex Pharmaceuticals, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortex Pharmaceuticals, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ HASKELL & WHITE LLP

Irvine, California

April 7, 2010

Cortex Pharmaceuticals, Inc.

BALANCE SHEETS

	December 31, 2009	December 31, 2008
Assets

Current assets:
Cash and cash equivalents	$226,466	$1,430,886
Marketable securities	—	2,710,434
Other current assets	19,578	154,884

Total current assets	246,044	4,296,204

Furniture, equipment and leasehold improvements, net	383,347	809,458
Deferred offering costs	29,917	—
Other	46,667	46,667

	$705,975	$5,152,329

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$1,575,240	$1,123,015
Accrued wages, salaries and related expenses	331,414	293,746
Advance for MCI project	315,742	311,723
Deferred rent	—	27,123

Total current liabilities	2,222,396	1,755,607

Other non-current liability	11,288	—

Total liabilities	2,233,684	1,755,607

Commitments and Contingencies (Note 7)

Stockholders’ equity (deficit):
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 205,000,000; shares issued and outstanding: 68,412,618 (December 31, 2009) and 47,615,209 (December 31, 2008)	68,413	47,615
Additional paid-in capital	118,525,140	112,686,078
Unrealized loss, available for sale marketable securities	—	(3,884)
Accumulated deficit	(120,142,965)	(109,354,790)

Total stockholders’ equity (deficit)	(1,527,709)	3,396,722

	$705,975	$5,152,329

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Revenues:
Research and license revenue	$—	$—	$—
Grant revenue	—	—	—

Total revenues	—	—	—

Operating expenses (A):
Research and development	4,597,522	10,780,324	9,327,298
General and administrative	3,737,235	4,258,603	4,319,918

Total operating expenses	8,334,757	15,038,927	13,647,216

Loss from operations	(8,334,757)	(15,038,927)	(13,647,216)
Interest income, net	16,580	443,061	678,053
Loss on sale of fixed assets	(123,177)	—	—

Net loss	$(8,441,354)	$(14,595,866)	$(12,969,163)
Accretion of beneficial conversion feature on 0% Series E Convertible Preferred Stock	(831,704)	—	—
Accretion of beneficial conversion feature on Series F Convertible Preferred Stock	(1,515,117)	—	—

Net loss applicable to common stock	$(10,788,175)	$(14,595,866)	$(12,969,163)

Net loss per share, basic and diluted	$(0.19)	$(0.31)	$(0.31)

Shares used in basic and diluted calculation	55,782,949	47,571,680	42,133,152

(A) Operating expenses include the following non-cash stock-based compensation charges:
Research and development	$226,007	$721,668	$1,371,351
General and administrative	347,167	577,417	865,831

	$573,174	$1,299,085	$2,237,182

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

	Series B convertible preferred stock	0% Series E convertible preferred stock	Series F convertible preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance, December 31, 2006	$21,703	$—	$—	$34,953	$90,056,734	$(3,205)	$(81,789,761)	$8,320,424
Sale of 5,021,427 shares of common stock, $1.12 per share, net of expenses	—	—	—	5,022	5,075,279	—	—	5,080,301
Sale of 7,075,000 shares of common stock, $2.00 per share, net of expenses	—	—	—	7,075	13,128,336	—	—	13,135,411
Issuance of 333,667 shares of common stock upon exercise of warrants	—	—	—	333	612,887	—	—	613,220
Issuance of 159,311 shares of common stock upon exercise of stock options	—	—	—	159	229,091	—	—	229,250
Issuance and vesting of stock options and warrants for consultants and other service providers	—	—	—	—	77,039	—	—	77,039
Non-cash stock-based employee compensation charges	—	—	—	—	2,160,142	—	—	2,160,142
Comprehensive loss
Net loss	—	—	—	—	—	—	(12,969,163)	(12,969,163)
Unrealized gain on available for sale U.S. Government and other marketable securities	—	—	—	—	—	30,278	—	30,278

Comprehensive loss	—	—	—	—	—	30,278	(12,969,163)	(12,938,885)

Balance, December 31, 2007	$21,703	$—	$—	$47,542	$111,339,508	$27,073	$(94,758,924)	$16,676,902

Issuance of 22,750 shares of common stock upon exercise of stock options	—	—	—	23	8,509	—	—	8,532
Issuance of 50,033 shares of common stock to employees in exchange for accrued paid time off	—	—	—	50	38,976	—	—	39,026
Issuance and vesting of stock options and warrants for consultants and other service providers	—	—	—	—	49,619	—	—	49,619
Non-cash stock-based employee compensation charges	—	—	—	—	1,249,466	—	—	1,249,466
Comprehensive loss
Net loss	—	—	—	—	—	—	(14,595,866)	(14,595,866)
Unrealized loss on available for sale U.S. Government and other marketable securities	—	—	—	—	—	(30,957)	—	(30,957)

Comprehensive loss	—	—	—	—	—	(30,957)	(14,595,866)	(14,626,823)

Balance, December 31, 2008	$21,703	$—	$—	$47,615	$112,686,078	$(3,884)	$(109,354,790)	$3,396,722

Continued…

Cortex Pharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(Continued)

	Series B convertible preferred stock	0% Series E convertible preferred stock	Series F convertible preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance, December 31, 2008	$21,703	$—	$—	$47,615	$112,686,078	$(3,884)	$(109,354,790)	$3,396,722
Sale of 1,475 shares of 0% Series E Convertible Preferred Stock, net of expenses	—	831,704	—	—	412,984	—	—	1,244,688
Beneficial conversion feature of 0% Series E Convertible Preferred Stock	—	—	—	—	831,704	—	(831,704)	—
Issuance of 8,676,471 shares of common stock upon exercise of 0% Series E Convertible Preferred Stock	—	(831,704)	—	8,676	823,028	—	—	—
Sale of 4,029 shares of Series F Convertible Preferred Stock, net of expenses	—	—	1,284,225	—	410,952	—	—	1,695,177
Beneficial conversion feature of Series F Convertible Preferred Stock	—	—	—	—	1,515,117	—	(1,515,117)	—
Issuance of 12,120,938 shares of common stock upon exercise of Series F Convertible Preferred Stock	—	—	(1,284,225)	12,122	1,272,103	—	—	—
Issuance and vesting of stock options and warrants for consultants and other service providers	—	—	—	—	3,346	—	—	3,346
Non-cash stock-based employee compensation charges	—	—	—	—	569,828	—	—	569,828
Comprehensive loss
Net loss	—	—	—	—	—	—	(8,441,354)	(8,441,354)
Realized gain on available for sale U.S. Government and other marketable securities	—	—	—	—	—	3,884	—	3,884

Comprehensive loss	—	—	—	—	—	—	(8,441,354)	(8,437,470)

Balance, December 31, 2009	$21,703	$—	$—	$68,413	$118,525,140	$—	$(120,142,965)	$(1,527,709)

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Cash flows from operating activities:
Net loss	$(8,441,354)	$(14,595,866)	$(12,969,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186,940	164,890	126,851
Stock option compensation expense	573,174	1,299,085	2,237,182
Loss on sale of fixed assets	123,177	—	—
Changes in operating assets/liabilities:
Accrued interest on marketable securities	68	(39,260)	(32,699)
Accounts receivable	—	—	160,088
Other current assets	135,306	92,076	117,859
Accounts payable and accrued expenses	462,770	61,638	(339,679)
Changes in other assets and other liabilities	15,898	(28,644)	(42,766)

Net cash used in operating activities	(6,944,021)	(13,046,081)	(10,742,327)

Cash flows from investing activities:
Purchase of marketable securities	—	(3,186,104)	(17,059,966)
Proceeds from maturities of marketable securities	2,713,659	13,757,359	11,665,800
Purchase of fixed assets	(1,491)	(123,701)	(550,222)
Proceeds from sales of fixed assets	117,485	—	—

Net cash provided by (used in) investing activities	2,829,653	10,447,554	(5,944,388)

Cash flows from financing activities:
Proceeds from issuance of common stock in January 2007 registered direct offering, net	—	—	5,080,301
Proceeds from issuance of common stock in August 2007 registered direct offering, net	—	—	13,135,411
Proceeds from issuance of 0% Series E Convertible Preferred Stock in April 2009 registered direct offering, net	1,244,688	—	—
Proceeds from issuance of Series F Convertible Preferred Stock in July 2009 private placement, net	1,695,177	—	—
Capitalized financing costs for private placement of convertible promissory note payable in January 2010	(29,917)	—	—
Proceeds from issuance of common stock upon exercise of warrants	—	—	613,220
Proceeds from issuance of common stock upon exercise of stock options	—	8,532	229,250

Net cash provided by financing activities	2,909,948	8,532	19,058,182

(Decrease) increase in cash and cash equivalents	(1,204,420)	(2,589,995)	2,371,467
Cash and cash equivalents, beginning of period	1,430,886	4,020,881	1,649,414

Cash and cash equivalents, end of period	$226,466	$1,430,886	$4,020,881

Supplemental disclosure of non-cash financing activities:
Accretion of fair value of beneficial conversion feature on 0% Series E Convertible Preferred Stock	$831,704	$—	$—
Accretion of fair value of beneficial conversion feature on Series F Convertible Preferred stock	$1,515,117	$—	$—

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

In March 2010, the Company entered into an asset purchase agreement with Biovail Laboratories International SRL (“Biovail”) pursuant to which Biovail acquired the Company’s rights to certain AMPAKINE compounds and related intellectual property, including CX717, for use in the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. As part of the transaction, Biovail licensed back to the Company exclusive and irrevocable rights to certain of the acquired AMPAKINE compounds for use outside of the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease (Note 10).

From inception through December 31, 2009, the Company has generated only modest operating revenues, the majority of which it derived from its agreements with Servier and Organon, as further described in Notes 4 and 5, respectively. There were no revenues for the years ended December 31, 2009, 2008 and 2007.

Going Concern — The Company will require substantial additional funds to advance its research and development programs and to continue its operations, particularly if it decides to independently conduct later-stage clinical testing and apply for regulatory approval of any of its proposed products, and if it independently undertakes marketing and promotion of its products. Additionally, the Company may require additional funds in the event that it decides to pursue strategic acquisitions or licenses for other products or businesses. Based on its current operating plan, including planned clinical trials and other product research and development costs, the Company estimates that its existing cash resources, along with $1,500,000 of proceeds from its private placement of a convertible promissory note in January 2010 and the proceeds of $10,000,000 from the transaction to sell selected AMPAKINE compounds and rights to respiratory depression to Biovail in March 2010, will be sufficient to meet its requirements into the second quarter of 2011 and allow the Company to continue as a going concern. The Company believes that it will require additional capital to fund on-going operations beyond that time.

Cash Equivalents — The Company considers all highly liquid short-term investments with maturities of less than three months when acquired to be cash equivalents.

Marketable Securities — Marketable securities are carried at fair value, with unrealized gains and losses, net of any tax, reported as a separate component of stockholders’ equity. The Company utilizes observable inputs based on quoted prices in active markets for identical assets to record the fair value of its marketable securities. Authoritative guidance that establishes a framework for fair value for generally accepted accounting principles in the United States deems observable inputs for identical assets as Level 1 inputs, the most reliable in the hierarchy of inputs for determining fair value measurements.

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

For arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets, we recognize revenue from milestone payments over the remaining minimum period of performance obligations under such multiple element arrangements.

Amounts received for upfront technology license fees under multiple-element arrangements are deferred and recognized on a straight-line basis over the period of committed services or performance, which approximates the level of efforts provided, if such arrangements require the Company’s on-going services or performance.

Employee Stock Options and Stock-Based Compensation — All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. For options granted during the years ended December 31, 2009, 2008 and 2007, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions:

	Year ended December 31,
	2009	2008	2007
Weighted average risk-free interest rate	2.8%	3.0%	3.9%
Dividend yield	0%	0%	0%
Volatility factor of the expected market price of the Company’s common stock	101%	97%	95%
Weighted average life	6.9 years	6.7 years	5.7 years

Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted and employee termination rates. The risk-free rate for periods within the expected useful life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The estimated weighted average fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $0.17, $0.52 and $0.71, respectively.

As of December 31, 2009, there was approximately $558,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of 1.3 years.

Stock options and warrants issued to non-employees as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. The Company’s net loss for the years ended December 31, 2009, 2008 and 2007 includes expenses of approximately $3,000, $50,000 and $77,000, respectively, for non-cash stock-based compensation for options issued to consultants and other non-employees.

The Company issues new shares to satisfy stock option and warrant exercises. There were no options exercised during the year ended December 31, 2009. During the years ended December 31, 2008 and 2007, the total intrinsic value of options exercised was approximately $7,000 and $105,000, respectively. The effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

Research and Development Costs — All costs related to research and development activities are treated as expenses in the period incurred.

Comprehensive Loss — All components of comprehensive loss, including net loss, are reported in the financial statements in the period in which they are recognized. Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net loss and other comprehensive loss, including unrealized gains and losses on investments, are reported net of any related tax effect to arrive at comprehensive loss.

Net Loss per Share — Net loss per share is computed based on the weighted average number of common shares outstanding.

As of December 31, 2009, the Company has reserved approximately 33.7 million shares of common stock for issuance upon exercise of outstanding stock options and stock purchase warrants, as well as for conversion of the Company’s Series B preferred stock, as further described in Note 3. The effect of the potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

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

Note 2 — Detail of Selected Balance Sheet Accounts

The Company did not hold any marketable securities as of December 31, 2009. The following is a summary of marketable securities as of December 31, 2008:

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

Gross realized gains and losses on sales of marketable securities were not significant in the years ended December 31, 2009, 2008 and 2007. The Company manages risk on its investment portfolio by matching scheduled investment maturities with its cash requirements.

Furniture, equipment and leasehold improvements consist of the following:

	December 31,
	2009	2008
Laboratory equipment	$1,733,461	$2,247,215
Leasehold improvements	773,871	773,871
Furniture and equipment	183,549	183,549
Computers and software	332,557	418,858

	3,023,438	3,623,493
Accumulated depreciation	(2,640,091)	(2,814,035)

	$383,347	$809,458

Note 3 — Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share, of which, as of December 31, 2009, 1,250,000 shares have been designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred”); 3,200,000 shares have been designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred”); 500 shares have been designated as Series D Convertible Preferred Stock (non-voting, “Series D Preferred”); 35,000 have been designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating”) and 514,500 shares were undesignated and may be issued with such rights and powers as the Board of Directors may designate. No shares of the 9% Preferred or Series D Preferred were outstanding during the years ended December 31, 2008 and 2009.

Series B Preferred outstanding as of December 31, 2009 and 2008 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, subject to adjustment under certain circumstances. As of December 31, 2009, the remaining shares of Series B Preferred outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred at a price of $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days’ prior notice.

In April 2009, the Company completed a registered direct offering of 1,475 shares of its newly designated 0% Series E Convertible Preferred Stock with a stated value of $1,000 per share (the “Series E Preferred”) and warrants to purchase an aggregate of 6,941,176 shares of its common stock to a single institutional investor in exchange for gross proceeds of $1,475,000. Net proceeds from the offering were approximately $1,250,000.The warrants have an exercise price of $0.2721 per share (reduced from $0.3401 per share in February 2010) and are exercisable on or before October 17, 2012.

The Company evaluated the exercise and conversion features for the Series E Preferred and the related warrants issued in the transaction and deemed both securities to be equity instruments indexed to the Company’s common stock.

In recording the proceeds from this offering, the Company estimated the fair value of the warrants issued to the investor using the Black-Scholes option pricing model. The value of the Series E Preferred was estimated based upon the fair value of the underlying common stock issuable upon conversion. The Company then used the relative fair value method to allocate the proceeds to the investor warrants and the Series E Preferred.

The Company calculated an effective conversion price for the Series E Preferred based upon the allocated proceeds and then measured the intrinsic value of the beneficial conversion right embedded within such Preferred Stock. The beneficial conversion right is based on the difference between the fair value of the Company’s common stock and the effective conversion price of the Series E Preferred on the closing date of the offering.

Given that the Series E Preferred was immediately convertible, the value of the beneficial conversion right was fully amortized at the date of issuance of such Preferred Stock through a charge to the Company’s accumulated deficit. That charge is reflected in the accompanying statement of operations as an increase in the net loss for purposes of determining the net loss applicable to common stock for the year ended December 31, 2009.

The Series E Preferred was subsequently fully converted into 8,676,471 shares of the Company’s common stock at a conversion price of $0.17 per share. Upon the conversion, shares of the Series E Preferred resumed the status of authorized but unissued shares of preferred stock and are no longer designated as Series E Preferred.

In July 2009, the Company completed a private placement of 4,029 shares of its newly designated Series F Convertible Preferred Stock with a stated value of $1,000 per share (the “Series F Preferred”) and warrants to purchase an aggregate of 6,060,470 shares of its common stock to a single institutional investor in exchange for gross proceeds of $4,029,000, of which $2,029,000 was placed in an escrow account. For conversions of the Series F Preferred prior to July 29, 2014, the Company agreed to pay the holder an amount from the escrow account equal to approximately $504 per $1,000 of stated value of the Series F Preferred converted. The warrants issued to the investor have an exercise price of $0.2699 per share and are exercisable on or before January 31, 2013.

The proceeds placed in the escrow account were recorded as a liability until such amounts were released to the investor in connection with conversions of the Series F Preferred. The Company evaluated the exercise and conversion features for the Series F Preferred and the related warrants issued in the transaction and deemed both securities to be equity instruments indexed to the Company’s common stock.

In recording the proceeds from this offering, the Company estimated the fair value of the warrants issued to the investor using the Black-Scholes option pricing model. The value of the Series F Preferred was estimated based upon the fair value of the underlying common stock issuable upon conversion. The Company then used the relative fair value method to allocate the proceeds to the investor warrants and the Series F Preferred.

The Company calculated an effective conversion price for the Series F Preferred based upon the allocated proceeds and then measured the intrinsic value of the beneficial conversion right embedded within such Preferred Stock. The beneficial conversion right is based on the difference between the fair value of the Company’s common stock and the effective conversion price of the Series F Preferred on the closing date of the offering.

Given that the Series F Preferred was convertible upon effectiveness of the registration statement for the underlying shares of the Company’s common stock, which occurred during August 2009, the value of the beneficial conversion right has been fully amortized as of December 31, 2009 through a charge to the Company’s accumulated deficit. That charge is reflected in the accompanying statement of operations as an increase in the net loss for purposes of determining the net loss applicable to common stock for the year ended December 31, 2009.

As of December 31, 2009, the Series F Preferred has fully converted into 12,120,938 shares of the Company’s common stock at a conversion price of $0.3324 per share and the $2,029,000 held in the escrow account has been released to the investor. Upon the conversion, shares of the Series F Preferred resumed the status of authorized but unissued shares of preferred stock and are no longer designated as Series F Preferred.

Common Stock and Common Stock Purchase Warrants

On January 22, 2007, the Company completed a registered direct offering with several institutional investors for shares of its common stock and warrants to purchase common stock for an aggregate purchase price of approximately $5,624,000. Net proceeds from the offering were approximately $5,080,000. Under the terms of the transaction, the Company sold an aggregate of 5,021,427 shares of its common stock and warrants to purchase 3,263,927 shares of its common stock. The warrants have an exercise price of $1.66 per share and are exercisable on or before January 21, 2012. The warrants are subject to a call provision in favor of the Company to the extent that the closing price of the Company’s common stock exceeds $3.35 for any 13 consecutive trading-day period. During the year ended December 31, 2007, the Company received approximately $443,000 from the exercise of related warrants. No other related warrants were exercised during the years ended December 31, 2008 and 2009. If the remaining 2,996,927 warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $4,975,000 of additional capital.

On August 29, 2007, the Company completed a registered direct offering with several institutional investors for shares of its common stock and warrants to purchase common stock for an aggregate purchase price of $14,150,000. Net proceeds from the offering were approximately $13,135,000. Under the terms of the transaction, the Company sold an aggregate of 7,075,000 shares of its common stock and warrants to purchase 2,830,000 shares of its common stock to the investors. The investors’ warrants have an exercise price of $2.64 per share and are exercisable on or before August 28, 2012. In addition, the Company issued warrants to purchase up to an aggregate of 176,875 shares of its common stock to the placement agents in the offering. The placement agents’ warrants have an exercise price of $3.96 per share and are exercisable on or before August 28, 2012. No related warrants were exercised during the years ended December 31, 2008 and 2009. If the investor and placement agent warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $8,172,000 of additional capital.

In connection with the registered direct offering of the Company’s 0% Series E Convertible Preferred Stock in April 2009, as described more fully above, the Company issued warrants to purchase an aggregate of 6,941,176 shares of its common stock to a single institutional investor. The warrants were issued with an exercise price of $0.3401 per share and are exercisable on or before October 17, 2012. In February 2010, the exercise price of these warrants was reduced to $0.2721 in exchange for the investor’s consent and waiver with respect to the Company’s completed financing transaction with Samyang Optics Co., Ltd. in January 2010, as explained more fully in Note 10. The warrants also are subject to a call provision in favor of the Company to the extent that the volume weighted average price of the Company’s common stock exceeds $0.6802 for any 20 consecutive trading days. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $1,889,000 of additional capital. The Company also issued warrants to purchase up to an additional aggregate of 433,824 shares of the Company’s common stock to the placement agent for the transaction. These warrants have an exercise price of $0.26 per share and are subject to the same term of exercisability as the warrants issued to the investor. The warrants issued to the placement agent are subject to a call provision in favor of the Company to the extent that the volume weighted average price of the Company’s common stock exceeds $0.52 for any 20 consecutive trading days. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $113,000 of additional capital. No related warrants were exercised during the year ended December 31, 2009.

In connection with the private placement of the Company’s Series F Convertible Preferred Stock in July 2009, as described more fully above, the Company issued warrants to purchase an aggregate of 6,060,470 shares of its common stock to a single institutional investor. The warrants have an exercise price of $0.2699 per share and are exercisable on or before January 31, 2013. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $1,636,000 of additional capital. The Company also issued warrants to purchase up to an additional aggregate of 606,047 shares of the Company’s common stock to the placement agent for the transaction. These warrants have an exercise price of $0.3656 per share and are subject to the same term of exercisability as the warrants issued to the investor. The warrants issued to the investor and the placement agent are subject to a call provision in favor of the Company to the extent that the volume weighted average price of the Company’s common stock exceeds $0.5398 for any 20 consecutive trading days. If the warrants issued to the placement agent are fully exercised, of which there can be no assurance, these warrants would provide approximately $222,000 of additional capital.

In connection with the engagement of a consultant for investor relations purposes, from February 2003 through December 2004, the Company issued five-year warrants to purchase up to an aggregate of 188,000 shares of its common stock at a weighted-average exercise price of $1.59 per share. During the year ended December 31, 2005, the Company issued warrants to purchase another 8,000 shares of its common stock at a weighted-average exercise price of $2.77 per share. The applicable exercise prices for these warrants were derived from the market value of the Company’s common stock on the date of issuance and the warrants were fully exercisable when issued. During the year ended December 31, 2008, in exchange for ongoing services, the exercisability of previously issued warrants to purchase 42,000 shares of common stock was extended to early September 2010. In connection with the term extensions, during the year ended December 31, 2008 the Company recorded non-cash stock compensation charges of approximately $7,000. As of December 31, 2009, warrants to purchase a total of 50,000 shares of the Company’s common stock remained outstanding at a weighted average exercise price of $2.83 per share. The expiration dates for the outstanding warrants, as amended, range from early January 2010 to early September 2010. No related warrants were exercised during the years ended December 31, 2008 and 2009.

In connection with business development activities, in July 2005 the Company issued a five-year warrant to purchase 100,000 shares of its common stock at an exercise price of $2.75 per share. The warrant is subject to certain conditions in order to become exercisable, which conditions remain unmet as of December 31, 2009.

As of December 31, 2009, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred; 20,195,319 shares for issuance upon exercise of warrants; 13,538,498 shares for issuance upon exercise of outstanding stock options; and 411,969 shares for issuance upon exercise of stock options available for future grant.

Warrant transactions by the Company for the years ended December 31, 2007, 2008 and 2009 are summarized below:

	Number of underlying shares	Weighted average exercise price per share
Outstanding as of December 31, 2006	8,311,409	$3.02
Issued	6,270,802	2.17
Exercised	(333,667)	1.84
Expired	(437,248)	3.46

Outstanding as of December 31, 2007	13,811,296	$2.65
Issued	—	—
Exercised	—	—
Expired	(1,890,668)	2.50

Outstanding as of December 31, 2008	11,920,628	$2.67
Issued	14,041,517	0.31
Exercised	—	—
Expired	(5,766,826)	3.25

Outstanding as of December 31, 2009	20,195,319	$0.89

Information regarding warrants outstanding at December 31, 2009 is as follows:

Range of exercise prices	Number outstanding and exercisable at December 31, 2009	Weighted average remaining contractual life	Weighted average exercise price
$ 0.26 - $0.37	14,041,517	2.9 years	$0.31
$1.65 - $2.41	3,014,927	2.0 years	1.66
$2.64 - $4.29	3,138,875	2.6 years	2.72

	20,195,319

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

On March 30, 2006, the Company’s Board of Directors approved the 2006 Stock Incentive Plan (the “2006 Plan”), which subsequently was approved by the Company’s stockholders on May 10, 2006. Since the approval of the 2006 Plan, no further options have been or will be granted under the 1996 Plan. The 2006 Plan provides for the granting of options and rights to purchase up to an aggregate of 7,363,799 shares of the Company’s authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganization) to qualified employees, officers, directors, consultants and other service providers.

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

Subject to any restrictions under federal or securities laws, the Chief Executive Officer may award stock options to new non executive-officer employees and consultants, with a market value at the time of hire equivalent to up to 100% of the employee’s annual salary or the consultant’s anticipated annual consulting fees. The Chief Executive Officer shall have the discretion to increase or decrease such awards based on market and recruiting factors subject to a limit per person in each case of options to purchase 50,000 shares. Additionally, on an annual basis, the Chief Executive Officer may grant continuing employees and consultants, based upon performance and objectives, a stock option for that number of shares up to 40% of the employee’s annual salary or the consultant’s annual fees, but not to exceed 50,000 shares per person per year. Any option grant exceeding 50,000 shares per person per year requires approval by the Compensation Committee of the Board of Directors. These options shall be granted with an exercise price equal to the fair market value of the Company’s common stock on the date of issuance, have a ten-year term, vest annually over a three-year period from the dates of grant and have other terms consistent with the 2006 Plan.

Each non-employee director (other than those who serve on the Board of Directors to oversee an investment in the Company) is automatically granted options to purchase 30,000 shares of common stock upon commencement of service as a director and, each non-employee director is automatically granted additional options to purchase 30,000 shares of common stock on the date of the first meeting of the Board of Directors for the relative calendar year. During 2009, the automatic annual grants to the non-employee directors were not issued until the stockholders approved an increase in the authorized shares available under the 2006 Plan at the Annual Meeting of Stockholders in June 2009. Options to purchase an additional 30,000 shares of common stock were granted to the non-employee directors in August 2009. Stock option issuances to non-employee directors who serve on the Board of Directors to oversee an investment in the Company are determined separately. No non-employee directors currently serve in that capacity. The nonqualified options to non-employee directors have an exercise price equal to 100% of the fair market value of the common stock on the date of grant, have a ten-year term and vest annually over a three-year period from the dates of grant.

As of December 31, 2009, options to purchase an aggregate of 8,984,592 shares of common stock were exercisable under the Company’s stock option plans. During the years ended December 31, 2009, 2008 and 2007, the Company did not issue options to purchase shares of common stock with exercise prices below the fair market value of the common stock on the dates of grant.

Stock option transactions under the Company’s stock option plans for the years ended December 31, 2007, 2008 and 2009 are summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2006	9,767,156	$2.04
Granted	1,237,130	0.97
Exercised	(159,311)	1.44
Expired	(484,814)	1.99
Forfeited	(218,665)	2.03

Balance, December 31, 2007	10,141,496	$1.92
Granted	1,817,000	0.64
Exercised	(22,750)	0.38
Expired	(236,428)	2.05
Forfeited	(144,999)	1.23

Balance, December 31, 2008	11,554,319	$1.73

Granted	3,160,000	0.21
Exercised	—	—
Expired	(890,744)	1.35
Forfeited	(285,077)	1.09

Balance, December 31, 2009	13,538,498	$1.41	6.3 years	$0

Exercisable, December 31, 2009	8,984,592	$1.95	4.9 years	$0

As of December 31, 2009, options available for future grant under the 2006 Stock Incentive Plan amounted to 411,969.

Information regarding stock options outstanding at December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at December 31, 2009	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2009	Weighted average exercise price
$0.20 - $0.29	3,160,000	9.6 years	$0.21	1,000	$0.29
0.30 - 0.66	1,887,630	8.0 years	0.59	880,220	0.61
0.71 - 1.06	1,725,899	3.9 years	0.82	1,472,566	0.80
1.07 - 1.56	1,472,229	6.9 years	1.26	1,373,899	1.27
1.57 - 2.35	1,489,624	4.7 years	2.24	1,453,791	2.26
2.38 - 3.38	3,773,167	4.3 years	2.81	3,773,167	2.81
3.39 - 4.44	29,949	2.3 years	4.34	29,949	4.34

	13,538,498	6.3 years	1.41	8,984,592	1.95

Stockholder Rights Plan

On February 5, 2002, the Company’s Board of Directors approved the adoption of a Stockholder Rights Plan to protect stockholder interests against takeover strategies that may not provide maximum stockholder value. A dividend of one Right (each, a “Right” and, collectively, the “Rights”) for each outstanding share of the Company’s common stock was distributed to stockholders of record on February 15, 2002. Each share of common stock presently outstanding and issued since February 15, 2002 also includes one Right. Each share of common stock that may be issued after the date hereof but prior to the Distribution Date (as defined below) will also include one Right. The Rights automatically attach to outstanding shares of common stock detailed above and no separate certificates are issued. The Rights trade only together with the Company’s common stock.

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

The Company has 35,000 shares of Series A Junior Participating Preferred Stock authorized (35,000,000 Units), of which no shares or Units are issued or outstanding at December 31, 2009. Each Unit would entitle the holder to (A) one vote, voting together with the shares of common stock; (B) in the event that the Company’s assets are liquidated, a payment of $1.00 or an amount equal to the payment to be distributed per share of common stock, whichever is greater; and (C) in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, a payment in the amount equal to the payment received per share of common stock. The number of Rights per share of common stock, and the purchase price, are subject to adjustment in the event of each and any stock split, stock dividend or similar event.

Note 4 — Research and License Agreement with Les Laboratoires Servier

In October 2000, the Company entered into a research collaboration agreement and an exclusive license agreement with Les Laboratoires Servier. The agreements will allow Servier to develop and commercialize select AMPAKINE compounds for the treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Amyotrophic Lateral Sclerosis. In early December 2006, the Company terminated the research collaboration with Servier. However, the exclusive license agreement with Servier, as amended to date, will continue in full force and effect in accordance with its terms for the three compounds selected by Servier at termination. The Company remains eligible for milestone payments based upon clinical development of the licensed compounds by Servier, and ultimately, royalties on worldwide product sales, if any. The territory covered by the exclusive license excludes North America, allowing the Company to retain commercialization rights in its domestic market. The territory covered by the exclusive license agreement also excludes South America (except Argentina, Brazil and Venezuela), Australia and New Zealand. The Company, as a result of the termination, recovered worldwide marketing rights for all of the indications originally licensed to Servier, other than three compounds retained by Servier for commercialization.

In connection with the agreements, Servier paid the Company a nonrefundable, up-front payment of $5,000,000. The upfront payment was amortized as revenue over the research support period, as extended by the amendments entered into in October 2002 and December 2003. The October 2000 agreements included research support through early December 2006, subject to the Company providing agreed-upon levels of research. The amount of support was subject to annual adjustment based upon the increase in the U.S. Department of Labor’s Consumer Price Index. During the year ended December 31, 2006, the Company recorded research support from Servier of approximately $1,025,000. The agreements also include milestone payments based upon clinical development and royalty payments on sales in licensed territories.

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

During the fiscal year ended June 30, 2000, the Company received its first milestone under the agreement, triggered when Organon selected an AMPAKINE compound to pursue in Phase I clinical testing as a potential treatment for schizophrenia. During the fiscal year ended June 30, 2002, Organon notified the Company of its intent to continue developing the selected compound by entering Phase II clinical testing, triggering a second milestone payment of $2,000,000, which the Company received in September 2001. During the fiscal year ended June 30, 2004, Organon paid the Company another $2,000,000 milestone in order to retain its rights to the Company’s AMPAKINE technology in the field of depression. The Company remains eligible for additional milestone payments based upon further clinical development of the licensed technology by Organon, and ultimately, royalties on worldwide product sales, if any. Unless terminated earlier, the agreement continues until the expiration of all of Organon’s royalty obligations, which continue until the expiration of patents covering the AMPAKINE technology or compounds licensed under the agreement.

In November 2007, Organon was acquired by Schering-Plough Corporation. Subsequently, in November 2009, Schering-Plough Corporation was acquired by Merck & Co. Inc.

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

Provided that the Company complies with the conditions of the funding agreement, repayment of the advance shall be forgiven unless the Company enters one of its AMPAKINE compounds into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include the principal amount plus accrued interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the outstanding principal balance and any accrued interest thereon as shares of the Company’s common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances. Included in the balance sheet is accrued principal and interest of approximately $316,000 and $312,000 at December 31, 2009 and 2008, respectively.

Note 7 — Commitments

The Company leases its offices and research laboratories under an operating lease that expires May 31, 2012. The related lease agreement includes scheduled rent increases that are recorded on a straight-line basis over the lease term. Subject to certain conditions, the lease provides the Company an option to extend the term of the lease for three one-year periods at the prevailing market rental rate at the time any extension is set to commence. Rent expense under this lease for the years ended December 31, 2009, 2008 and 2007 was approximately $536,000, $500,000 and $511,000, respectively. Commitments under the lease for the years ending December 31, 2010, 2011 and the five months ending May 31, 2012 are approximately $556,000, $581,000 and $248,000, respectively.

As of December 31, 2009, the Company has employment agreements with three of its executive officers that involve annual salary payments approximating $786,000 and provide for bonuses under certain circumstances. The agreements expire in May 2010, August 2010 and August 2011.

The Company has entered into severance agreements with each of its executive officers. In the event of a termination of employment, under certain circumstances, these severance agreements provide defined benefits to the executive officers, including compensation equal to 12 months of the executive officer’s then current salary.

In March 2009, each of the Company’s executive officers agreed to a 20% reduction in their base salary in an effort to conserve the Company’s financial resources. Following the proceeds from the transaction with Biovail in March 2010 (see Note 10), the Company believes it is reasonably possible that some of the reduced salary amounts will be restored to the executive officers, but at this time the amount of such restoration cannot be reasonably estimated and such determination is at the discretion of the Compensation Committee of the Board of Directors.

Additionally, in March 2009 the Company’s executive officers and other key personnel entered into retention bonus agreements to foster the continuous employment of such individuals. Under such agreements, the employee will be entitled to receive a lump sum cash bonus equal to an additional six (6) months of the employee’s base salary in the event of a change in control of the Company, subject to certain circumstances. Such payments would be based upon the employee’s base salary prior to the voluntary adjustments made by each of the Company’s executive officers, as explained more fully above.

Commitments for services to be rendered for preclinical and clinical studies amount to approximately $1,225,000. Separately, commitments under sponsored research agreements for services to be rendered approximated $47,000, all of which is payable within the next twelve months.

The Company has entered agreements with an academic institution that provide the Company exclusive rights to certain of the technologies that the Company is developing. Under the terms of the agreements, the Company is committed to royalty payments. These payments include minimum annual royalties of approximately $70,000 for the year ended December 31, 2009 and for each year thereafter for the remaining life of the patents covering the subject technologies. The date of the last to expire patent related to the subject technologies currently is April 2019. The agreements commit the Company to spend a minimum of $250,000 per year to advance the AMPAKINE compounds until the Company begins marketing an AMPAKINE compound. The agreements also commit the Company to pay up to an additional $875,000 upon achievement of certain clinical testing and regulatory approval milestones, and to remit a portion of certain remuneration received in connection with sublicensing agreements.

Note 8 — Related Party Transactions

During the years ended December 31, 2009, 2008 and 2007, the Company paid or accrued scientific and other consulting fees to directors and/or stockholders aggregating approximately $91,000, $160,000 and $160,000, respectively. Under certain circumstances, the Company is obligated to make royalty payments to certain of its scientific consultants, some of whom are stockholders, upon successful commercialization of certain of its products by the Company or its licensees.

Note 9 — Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740 (formerly Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”)). Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of December 31, 2009, the Company had federal and California tax net operating loss carryforwards of approximately $85,677,000 and $73,231,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California franchise tax purposes. The federal and California net operating loss carryforwards will expire at various dates from 2010 through 2029. The Company also has federal and California research and development tax credit carryforwards totaling approximately $2,269,000 and $1,931,000, respectively. The federal research and development tax credit carryforwards will expire at various dates from 2010 through 2029. The California research and development tax credit carryforward does not expire and will carry forward indefinitely until utilized.

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

Significant components of the Company’s deferred tax assets as of December 31, 2009 and December 31, 2008 are shown below. A valuation allowance of $41,198,000 as of December 31, 2009 has been established against the Company’s deferred tax assets as realization of such assets is uncertain. The increase in the valuation allowance of $1,976,000 from December 31, 2008 to December 31, 2009 relates primarily to continuing net operating losses.

Deferred tax assets consist of the following:

	December 31, 2009	December 31, 2008
Net operating loss carryforwards	$34,182,000	$32,519,000
Research and development credits	3,524,000	3,037,000
Capitalized research and development costs	1,082,000	1,286,000
Non-cash stock-based compensation	2,238,000	2,136,000
Depreciation	—	81,000
Other, net	172,000	163,000

Net deferred tax assets	41,198,000	39,222,000
Valuation allowance for deferred tax assets	(41,198,000)	(39,222,000)

Total deferred tax assets	$—	$—

In July 2006, the FASB issued guidance which clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”). This guidance prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addressed derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. These provisions were effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying these provisions is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of the Company’s reassessment of its tax positions in accordance with this guidance did not have a material effect on the Company’s results of operations, financial condition or liquidity. The provisions of this guidance have been incorporated into ASC 740-10.

As of December 31, 2009, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2006 through 2009. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2005 through 2009. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

Note 10 — Subsequent Event

In January 2010, the Company completed a private placement of a convertible promissory note in the principal amount of $1,500,000 with a single accredited institutional investor, Samyang Optics Co., Ltd. (“Samyang”) of Korea. The promissory note accrues simple interest at the rate of 6% per annum and may be converted into unregistered shares of the Company’s common stock at Samyang’s election at any time after April 15, 2010 and on or before the January 15, 2011 maturity date (the “maturity date”).

Prior to and no less than three months before the maturity date, Samyang has the option to elect repayment of the note in cash, which repayment would be made by the Company within three months after the maturity date. Additionally, the Company may elect to prepay any portion of the amount due under the note prior to the maturity date, however, any prepaid principal amount will include a prepayment fee equal to the difference between the interest accrued on such amount to the prepayment date and the interest that would have accrued to the maturity date if such amount had not been prepaid. Any amounts outstanding under the note that have not been converted or elected to be repaid shall automatically convert into unregistered shares of common stock after the close of business on the maturity date. The number of common shares issuable upon conversion of the promissory note shall be based upon the greater of: (i) $0.134 per share or (ii) an amount representing a 15% discount to the five-day volume weighted average closing price of the Company’s common stock immediately prior to the conversion date of the promissory note.

In connection with any conversion of the promissory note, the Company is obligated to issue to Samyang two-year warrants to purchase additional unregistered shares of the Company’s common stock representing 40% of the number of shares of common stock issued upon conversion of the principal under the promissory note. The warrant to purchase additional shares shall include an exercise price per share representing a 40% premium to the price per share at which the common stock is issued upon conversion of the promissory note.

Costs incurred during the year ended December 31, 2009 in connection with the private placement have been recorded as deferred offering costs in the accompanying Balance Sheet as of December 31, 2009.

On March 25, 2010, the Company entered into an asset purchase agreement with Biovail Laboratories International SRL (“Biovail”). Pursuant to the asset purchase agreement, Biovail acquired the Company’s interests in CX717, CX1763, CX1942 and the injectable dosage form of CX1739, as well as certain of its other AMPAKINE compounds and related intellectual property for use in the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. In connection with the transaction, Biovail paid the Company the lump sum of $9,000,000 upon the execution of the asset purchase agreement and will pay it an additional $1,000,000 upon the later of the completion of the specified transfer plan or September 25, 2010. In addition, the Company will have the right to receive up to three milestone payments in an aggregate amount of up to $15,000,000 plus the reimbursement of certain related expenses, each conditioned upon the occurrence of particular events relating to the clinical development of certain assets that Biovail acquired. As part of the transaction, Biovail licensed back to the Company certain exclusive and irrevocable rights to some acquired AMPAKINE compounds, other than CX717, an injectable dosage form of CX1739, CX1763 and CX1942, for use outside of the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. Accordingly, following the transaction with Biovail, the Company retains its rights to develop and commercialize the non-acquired AMPAKINE compounds as a potential treatment for neurological diseases and psychiatric disorders. Additionally, the Company retains its rights to develop commercialize the AMPAKINE compounds as a potential treatment for sleep apnea disorders, including an oral dosage form of AMPAKINE CX1739.

Cortex Pharmaceuticals, Inc.

Annual Report on Form 10-K

Year ended December 31, 2009

Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation dated April 11, 1989, as amended by Certificate of Amendment of June 27, 1989, by Certificate of Designation filed April 29, 1991, by Certificate of Correction filed May 1, 1991, by Certificate of Amendment of Certificate of Designation filed June 13, 1991, by Certificate of Amendment of Certificate of Incorporation filed November 12, 1992, by Certificate of Amendment of Restated Certificate of Incorporation filed January 11, 1995, by Certificate of Designation filed December 8, 1995, by Certificate of Designation filed October 15, 1996, by Certificate of Designation filed June 4, 1997, by Certificate of Amendment of Restated Certificate of Incorporation filed December 21, 1998, and by Certificate of Designation filed February 11, 2002, incorporated by reference to the same numbered Exhibit of the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002, as further amended by Certificate of Amendment of Restated Certificate of Incorporation filed December 15, 2003, incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004, as further amended by Certificate of Amendment of Restated Certificate of Incorporation filed November 23, 2009, incorporated by reference to Exhibit 3.7 to the Company’s Report on Form 8-K filed November 24, 2009.	—

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.	—

3.4	Certificate of Amendment of Restated Certificate of Incorporation filed March 2, 2006, Incorporated by reference to the Company’s Annual Report on Form 10-K filed March 16, 2006.	—

3.5	Certificate of Amendment of By-Laws of the Company, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed November 15, 2007.	—

3.6	Certificate of Amendment of Restated Certificate of Incorporation filed May 15, 2008, incorporated by reference to Exhibit 3.6 to the Company’s Report on Form 8-K filed May 19, 2008.	—

3.7	Certificate of Designation of Preferences, Rights and Limitations of 0% Series E Convertible Preferred Stock, incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K filed April 17, 2009.	—

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock, incorporated by reference to Exhibit 3.8 to the Company’s Current Report on Form 8-K filed July 30, 2009.	—

4.1	Rights Agreement, dated as of February 8, 2002, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan, incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.

4.2	Placement Agency Agreement, dated January 16, 2007, by and between Cortex Pharmaceuticals, Inc. and Roth Capital Partners, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed January 19, 2007.	—

4.3	Placement Agency Agreement, dated August 24, 2007, by and between Cortex Pharmaceuticals, Inc. and JMP Securities LLC and Rodman and Renshaw, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed August 27, 2007.	—

EXH - 1

Exhibit Number	Description

4.4	Placement Agency Agreement, dated April 13, 2009, by and between the Company and Rodman & Renshaw, LLC, Form of Securities Purchase Agreement and Form of Common Stock Purchase Warrant issued by the Company, incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Current Report on Form 8-K filed April 17, 2009.	—

10.3	Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.*	—

10.19	License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	—

10.31	License Agreement dated June 25, 1993, as amended, between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

10.44	Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed May 16, 1994.	—

10.60	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.*	—

10.64	Research and Collaboration and License Agreement between the Company and N.V. Organon, dated January 13, 1999, incorporated by reference to the same numbered Exhibit to the Company’s quarterly report on Form 10-QSB as filed on February 16, 1999. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24-b2 of the Securities Exchange Act of 1934.)	—

10.65	Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.	—

10.67	Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934).	—

10.69	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 10-QSB filed February 12, 2001.*

10.70	Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.*	—

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.	—

10.74	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q, as filed on November 14, 2002.*	—

EXH - 2

Exhibit Number	Description

10.76	First Amendment dated August 8, 2003 to the employment agreement between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed September 19, 2003.*	—

10.77	Amendment dated December 16, 2003 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

10.79	Amendment No. 2 to the Lease Agreement for the Company’s facilities in Irvine, California, dated March 9, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.	—

10.80	Form of Incentive/Nonqualified Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*	—

10.81	Form of Restricted Stock Award under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*	—

10.82	Amendment dated January 1, 2004 to the employment agreement dated May 17, 2000 between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*	—

10.86	Second Amendment dated November 10, 2004 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*	—

10.88	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 21, 2005.*	—

10.89	Stock Ownership Policy for the Company’s Directors and Executive Officers as adopted by the Company’s Board of Directors on December 16, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 21, 2005.*	—

10.90	Third Amendment dated August 13, 2005 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 17, 2005.*	—

10.92	Employment letter of agreement dated January 9, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 16, 2006.*	—

10.93	Non-qualified Stock Option Agreement dated January 30, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 9, 2006.*	—

10.94	Cortex Pharmaceuticals, Inc. 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed May 11, 2006.*	—

10.96	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*	—

10.97	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s 2006 Stock Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*	—

10.98	Amendment No. 3, dated April 1, 2006, to the Lease Agreement for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.	—

10.100	Negative Equity Agreement dated February 1, 2007 between the Company and Mark A. Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007.*	—

EXH - 3

Exhibit Number	Description

10.101	Amendment No. 1 to the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed May 15, 2007.*	—

10.102	Amendment to the Exclusive License Agreement between the Company and The Regents of the University of California, dated as of June 1, 2007, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed June 7, 2007.	—

10.104	Employment letter of agreement dated September 26, 2007 between the Company and Pierre V. Trân, M.D., M.M.M., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed November 8, 2007.*	—

10.105	Patent License Agreement between the Company and the University of Alberta, dated as of May 9, 2007, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 17, 2008. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	—

10.107	Severance Agreement dated May 2, 2008, between the Company and Steven A. Johnson, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 8, 2008.*	—

10.108	Amendment No. 4, dated June 6, 2008, to the Lease Agreement for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed June 10, 2008.	—

10.109	Fourth Amendment, dated July 11, 2008, to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same Numbered Exhibit to the Company’s Report on Form 8-K filed July 17, 2008.*	—

10.110	Amendment No. 2 to Employment Agreement, dated as of December 22, 2008, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 23, 2008.*	—

10.111	Amendment No. 1 Severance Agreement, dated as of December 22, 2008, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 23, 2008.*	—

10.112	Employment Agreement, dated as of December 19, 2008, between the Company and Mark A. Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 23, 2008.*	—

10.113	Form of Retention Bonus Agreement, dated March 13, 2009, between the Company and each of its executive officers, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed March 19, 2009.*	—

10.114	Securities Purchase Agreement, dated July 29, 2009, by and between the Company and the Investor, including a form of Registration Rights Agreement attached as Exhibit B thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed July 30, 2009.	—

10.115	Amendment No. 2 to the Company’s 2006 Stock Incentive Plan, effective as of June 5, 2009, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009.	—

21	Subsidiaries of the Registrant.	—

23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.	—

24	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K).	—

EXH - 4

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	—

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	—

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	—

*	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

EXH - 5