Form 10-Q
period 2010-03-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2010-05-17
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

68,412,618 shares of Common Stock as of May 13, 2010

CORTEX PHARMACEUTICALS, INC.

Item 1A of Part II has been omitted based on the Company’s status as a “smaller reporting company.” Items 1 and 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited) March 31, 2010	(Note) December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$7,929,163	$226,466
Accounts receivable	150,115	10,964
Other current assets	67,382	8,614

Total current assets	8,146,660	246,044

Furniture, equipment and leasehold improvements, net	314,192	383,347
Capitalized offering costs	48,082	29,917
Other	41,373	46,667

	$8,550,307	$705,975

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,030,560	$1,575,240
Accrued wages, salaries and related expenses	446,328	331,414
Advance for MCI project	316,747	315,742

Total current liabilities	2,793,635	2,222,396

Convertible promissory note	1,332,182	—
Deferred rent	16,126	11,288

Total liabilities	4,141,943	2,233,684

Stockholders’ equity (deficit):
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 205,000,000; shares issued and outstanding: 68,412,618 (March 31, 2010 and December 31, 2009)	68,413	68,413
Additional paid-in capital	118,865,349	118,525,140
Accumulated deficit	(114,547,101)	(120,142,965)

Total stockholders’ equity (deficit)	4,408,364	(1,527,709)

	$8,550,307	$705,975

See accompanying notes.

Note: The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Sale of rights to AMPAKINE® assets	9,000,000	—

Total revenues	9,000,000	—

Operating expenses (A):
Research and development expenses	1,623,663	2,114,771
General and administrative expenses	1,708,000	1,068,497

Total operating expenses	3,331,663	3,183,268

Income (loss) from operations	5,668,337	(3,183,268)
Interest (expense) income, net	(66,965)	14,813
Loss on disposals of assets	(5,508)	—

Net income (loss)	$5,595,864	$(3,168,455)

Basic and diluted net income (loss) per share:	$0.08	$(0.07)

Shares used in calculating per share amounts Basic and diluted	68,412,618	47,615,209

(A) Operating expenses include the following non-cash, stock-based compensation charges:
Research and development	$32,363	$84,050
General and administrative	83,966	68,712

	$116,329	$152,762

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$5,595,864	$(3,168,455)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	29,730	52,223
Stock option compensation expense	116,329	152,762
Amortization of beneficial conversion feature	37,312	—
Amortization of capitalized offering costs	9,616	—
Loss on sale of fixed assets	5,507	—
Changes in operating assets/liabilities:
Accrued interest on marketable securities	—	(1,090)
Accrued interest on convertible promissory note	18,750	—
Accounts receivable	(139,151)	—
Other current assets	(58,768)	(74,646)
Accounts payable and accrued expenses	570,234	727,968
Other	11,137	1,590

Net cash provided by (used in) operating activities	6,196,560	(2,309,648)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	—	2,500,706
Purchase of fixed assets	(23,780)	—
Proceeds from sales of fixed assets	57,698	—

Net cash provided by investing activities	33,918	2,500,706

Cash flows from financing activities:
Proceeds from issuance of convertible promissory note	1,500,000	—
Costs related to issuance of convertible promissory note	(27,781)	—

Net cash provided by financing activities	1,472,219	—

Increase in cash and cash equivalents	7,702,697	191,058
Cash and cash equivalents, beginning of period	226,466	1,430,886

Cash and cash equivalents, end of period	$7,929,163	$1,621,944

Supplemental disclosure of non-cash financing activities:
Fair value of beneficial conversion feature on convertible promissory note	$223,880	$—

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Principles

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”) that will enable Organon to develop and commercialize the Company’s AMPAKINE® technology for the treatment of schizophrenia and depression. In November 2007, Organon was acquired by Schering-Plough Corporation. In November 2009, Schering-Plough Corporation was acquired by Merck & Co. Inc.

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

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

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

For options granted during the three months ended March 31, 2010, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions: weighted average risk-free interest rate of 3.2%; dividend yield of 0%; weighted average life of 6.9 years and volatility factor of the expected market price of the Company’s common stock of 108%. There were no options granted during the three months ended March 31, 2009.

Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted and employee termination rates. The risk-free rate for periods within the estimated life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average grant-date fair value per share of options granted during the three months ended March 31, 2010 was $0.14.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

A summary of option activity for the three months ended March 31, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2009	13,538,498	$1.41
Granted	180,000	$0.16
Exercised	—	—
Forfeited	—	—
Expired	(420,117)	$1.95

Balance, March 31, 2010	13,298,381	$1.38	6.3 years	$133,560
Exercisable, March 31, 2010	9,168,179	$1.87	5.0 years	—

As of March 31, 2010, there was approximately $453,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of 1.3 years.

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

There were no stock option exercises during the three months ended March 31, 2010 or 2009. The Company issues new shares to satisfy stock option exercises.

A summary of warrant activity for the three months ended March 31, 2010 is as follows:

	Shares	Weighted Average Per Share Exercise Price
Balance, December 31, 2009	20,195,319	$0.89
Granted	—	—
Exercised	—	—
Expired	(8,000)	$2.77

Balance, March 31, 2010	20,187,319	$0.86

Outstanding warrants as of March 31, 2010 include a five-year warrant issued in July 2005 to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.75 per share. This warrant is subject to certain conditions before becoming exercisable. Those conditions remain unmet as of March 31, 2010. All other warrants outstanding as of March 31, 2010 are immediately exercisable.

Net Income (Loss) per Share

For the three months ended March 31, 2010, the effect of potentially issuable shares of common stock was not included in the calculation of diluted income per share given that the Company’s outstanding options and warrants were not “in-the-money” as of such date.

For the three months ended March 31, 2009, the effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

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

During the three months ended March 31, 2010, total comprehensive income was approximately $5,596,000, which was the same as the Company’s net income for the period, given that the Company had no unrealized gains or losses on marketable securities. For the three months ended March 31, 2009, total comprehensive loss was approximately $3,163,000, which included unrealized gains on the Company’s marketable securities for the period of approximately $5,000.

Reclassifications

Certain reclassifications have been made to the balance sheet as of December 31, 2009 to conform with the presentation as of March 31, 2010.

New Accounting Standards

In April 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-17, “Revenue Recognition—Milestone Method” (ASU 2010-17). ASU 2010-17 includes revenue-related guidance for companies that provide research or development deliverables in an arrangement in which one or more payments are contingent upon achieving uncertain future events or circumstances.

The amendments in the update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted and a company may elect, but is not required, to adopt the amendments in the update retrospectively for all prior periods.

Given that the guidance within the update is generally consistent with the Company’s existing revenue recognition considerations for its milestone payments, the Company does not believe that adoption of the update will have a material impact on either its financial position or its result of operations.

Note 2 — Issuance of Convertible Promissory Note

In January 2010, the Company completed a private placement of a convertible promissory note in the principal amount of $1,500,000 with a single accredited institutional investor, Samyang Optics Co., Ltd. (“Samyang”) of Korea. The promissory note accrues simple interest at the rate of 6% per annum and may be converted into unregistered shares of the Company’s common stock at Samyang’s election at any time on or after April 15, 2010 and on or before the January 15, 2011 maturity date (the “maturity date”).

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

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

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

Given the potential redemption by the investor, the Company has recorded the issuance of the promissory note as a liability in the accompanying financial statements. The Company evaluated the conversion feature within the promissory note and determined that such embedded feature is indexed to the Company’s common stock and should not be separated from the promissory note and accounted for as a derivative instrument. The Company also evaluated the exercise feature for the potentially issuable warrants and deemed the instruments indexed to the Company’s common stock and subject to equity classification within the Company’s balance sheet.

In recording the proceeds from the private placement, the value of the promissory note was estimated as of the issuance date based upon the fair value of the underlying common stock issuable upon its conversion. The fair value of the warrants potentially issuable to the investor was estimated using the Black-Scholes option pricing model. The Company then used the relative fair value method to allocate the proceeds to the promissory note and the potentially issuable warrants.

Based upon the allocated proceeds, the Company calculated an effective conversion price for the promissory note and then measured the intrinsic value of the beneficial conversion right embedded within the promissory note. The beneficial conversion right is based on the difference between the fair value of the Company’s common stock and the effective conversion price of the promissory note on the closing date of the offering.

The value of the beneficial conversion right of approximately $224,000 is being amortized as interest expense over the 15-month period until potential redemption of the promissory note, or April 15, 2011, along with capitalized offering costs incurred in connection with the transaction. No value will be recorded for the warrants until such warrants are issued in connection with a conversion of the promissory note.

Note 3 — Sale of AMPAKINE Assets

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

In connection with the transaction, Biovail paid the Company the lump sum of $9,000,000 upon the execution of the asset purchase agreement and will pay it an additional $1,000,000 upon the later of the completion of the specified transfer plan or September 25, 2010. The Company recorded the $9,000,000 received upon execution of the related agreement as revenue during the quarter ended March 31, 2010 and will record the additional $1,000,000 as revenue upon completion of the specified transfer plan.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

In addition, the Company will have the right to receive up to three milestone payments in an aggregate amount of up to $15,000,000 plus the reimbursement of certain related expenses, each conditioned upon the occurrence of particular events relating to the clinical development of certain assets that Biovail acquired.

As part of the transaction, Biovail licensed back to the Company certain exclusive and irrevocable rights to all dosage forms of CX1739, other than the injectable dosage form. Biovail’s rights to the injectable dosage form of CX1739 are limited to use in the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. The Company is free to develop all other dosage forms of CX1739 for all uses outside of those indications. Accordingly, following the transaction with Biovail, the Company retains its rights to develop and commercialize the majority of its AMPAKINE compounds as a potential treatment for neurological diseases and psychiatric disorders. Additionally, the Company retains its rights to develop and commercialize the AMPAKINE compounds as a potential treatment for sleep apnea disorders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes relating thereto appearing elsewhere in this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

About Cortex Pharmaceuticals

We are engaged in the discovery and development of innovative pharmaceuticals for the treatment of psychiatric disorders, neurological diseases and sleep apnea. Our primary focus is to develop novel small molecules that positively modulate AMPA-type glutamate receptors, a complex of proteins involved in communication between nerve cells in the mammalian brain. We are developing a family of proprietary pharmaceuticals known as AMPAKINE® compounds, which enhance the activity of the AMPA receptor. We believe that AMPAKINE compounds hold promise for the treatment of neurological and psychiatric diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter. Our most advanced clinical compound is CX1739, which currently is in Phase II clinical development.

We previously reported statistically and clinically positive results with CX717 in the treatment of adult patients with Attention Deficit Hyperactivity Disorder, or ADHD. CX717 was included in the assets acquired by Biovail in March 2010 (see Note 3 to Notes to Condensed Financial Statements).

Our AMPAKINE compound CX1739 is substantially more potent than CX717 in animal studies. CX1739 has successfully completed human Phase I clinical trials and is currently being tested in a Phase II trial in the United Kingdom for the treatment of sleep apnea. Given the positive results previously demonstrated with CX717 in adults with ADHD, we plan to initiate a Phase II study with CX1739 as a potential treatment for ADHD.

Although CX1739 was acquired by Biovail in our March 2010 transaction, certain rights to AMPAKINE compounds sold to Biovail were retained by us through a grant back license from Biovail. Specifically, Biovail’s rights to CX1739 are limited to an intravenous dosage form to treat respiratory depression or vaso-occlusive crises associated with sickle cell disease. Consequently, following the transaction we retained our exclusive rights to pursue the development of CX1739 in all non-intravenous dosage forms and certain of the other subject AMPAKINE compounds in the same patent family for indications other than the treatment of respiratory depression or vaso-occlusive crises associated with sickle cell disease. The structure of the transaction with Biovail permits us to pursue the development of CX1739 and certain other of the acquired AMPAKINE compounds as a potential treatment for sleep apnea disorders, ADHD and other indications. Additionally, we retained all composition of matter patent rights for the compounds in the CX2007 and CX2076 patent series. Additional drug candidates from this series of compounds are being readied for further development. These compounds exhibit a significantly increased metabolic half-life in animals, which may ultimately result in a once-a-day treatment potential in humans. This further development will be dependent upon obtaining additional financial resources to conduct such studies.

We have filed several new patents for our AMPAKINE compounds that, if granted, will provide patent protection for our new compounds up to 2028.

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

Revenues from milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) our performance obligations, if any, after the milestone achievement will continue to be funded by the collaborator at a comparable level to that before the milestone was achieved. If both of these criteria are not met, the milestone payment would be recognized over the remaining minimum period of our performance obligations under the arrangement.

Employee Stock Options and Stock-Based Compensation

We measure our share-based compensation cost at the grant date based on the estimated fair value of the award and recognize it as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment in estimating the amount of share-based awards that are expected to forfeit. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

As of March 31, 2010, there was approximately $453,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. These non-cash costs are expected to be recognized over a weighted-average period of 1.3 years.

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

In March 2010, we entered into an asset purchase agreement with Biovail Laboratories International SRL (“Biovail”). Pursuant to the asset purchase agreement, Biovail acquired our interests in CX717, CX1763, CX1942 and the injectable dosage form of CX1739, as well as certain of our other AMPAKINE compounds and related intellectual property for use in the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. In connection with the transaction, Biovail paid us a lump sum of $9,000,000 upon execution of the asset purchase agreement and will pay us an additional $1,000,000 upon the later of the completion of the specified transfer plan or September 25, 2010. In addition, we will have the right to receive up to three milestone payments in an aggregate amount of up to $15,000,000 plus the reimbursement of certain related expenses, each conditioned upon the occurrence of particular events relating to the clinical development of certain assets that Biovail acquired.

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

From inception (February 10, 1987) through the fiscal quarter ended on March 31, 2010, we have sustained losses aggregating approximately $110,168,000. Continuing losses are anticipated over the next several years. During that time, our ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovative Research grants and by possible milestone payments from Organon, Servier and Biovail. Ongoing operating expenses may also be funded by payments under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under the Organon, Servier and Biovail agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will be dependent upon the successful introduction of a new product into the North American market from our internal development, as well as the successful commercial development of our products by Organon, Servier or our other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months ended March 31, 2010 and 2009

For the three months ended March 31, 2010, our net income of approximately $5,596,000 compares with a net loss of approximately $3,168,000 for the corresponding prior year period, due primarily to revenues of $9,000,000 from the transaction with Biovail, as detailed above.

Our research and development expenses for the three-month period ended March 31, 2010 decreased from approximately $2,115,000 to approximately $1,624,000, or by 23%, from the corresponding prior year period and included sublicense payments approximating $910,000 related to the transaction with Biovail. Excluding those amounts, our research and development expenses decreased significantly relative to the prior year period due to the reduction in force that we implemented in mid-March 2009 and as a result of decreased clinical development expenses.

Our expenses for the prior year period included amounts for Phase I clinical testing of AMPAKINE CX1739, as well as initiation of a Phase IIa proof of concept study with the compound in sleep apnea. Enrollment in the sleep apnea study has been slower than anticipated during the current year period, due in large part to our financial constraints prior to the transaction with Biovail. We expect the results from this study in late summer 2010.

Our non-cash stock compensation charges related to research and development for the three months ended March 31, 2010 decreased from approximately $84,000 to approximately $32,000, or by 62%, relative to the corresponding prior year period, reflecting fluctuations in our stock price and the vesting schedules of granted stock options.

Our general and administrative expenses for the three-month period ended March 31, 2010 increased from approximately $1,068,000 to approximately $1,708,000, or by 60%, compared to the corresponding prior year period, primarily reflecting legal and investment banking fees related to the March 2010 transaction that we completed with Biovail.

For the three months ended March 31, 2010, our non-cash stock compensation charges within general and administrative expenses increased from approximately $69,000 to approximately $84,000, or by 22%, relative to the corresponding prior year period, due to timing of grants to non-employee members of our Board of Directors.

Our net interest expense for the three months ended March 31, 2010 of approximately $67,000 compares with net interest income of approximately $15,000 for the prior year period. Net interest expense for the current year period includes amounts accruing on our convertible promissory note, along with amortization of capitalized offering costs and the beneficial conversion feature related to such convertible note transaction.

Liquidity and Capital Resources

Sources and Uses of Cash

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

We also may receive proceeds from the exercise of previously issued warrants to purchase shares of our common stock. The table below summarizes the warrants that were issued in connection with prior offerings and placements of our common stock and that remain outstanding as of March 31, 2010.

Date of Issuance	Exercise Price per Share	Number of Warrants Outstanding as of March 31, 2010	Expiration Date	Approximate Potential Proceeds, if Fully Exercised
January 2007(1)	$1.66	2,996,927	January 21, 2012	$4,975,000
August 2007(1)	$2.64	2,830,000	August 28, 2012	$7,471,000
August 2007(2)	$3.96	176,875	August 28, 2012	$700,000
April 2009(1)	$0.27	6,941,176	October 17, 2012	$1,889,000
April 2009(2)	$0.26	433,824	October 17, 2012	$113,000
July 2009(1)	$0.27	6,060,470	January 31, 2013	$1,636,000
July 2009(2)	$0.37	606,047	January 31, 2013	$222,000

(1)	Represents warrants issued to the investor(s) in the related transaction.
(2)	Represents warrants issued to the placement agent(s) in the related transaction.

The warrants issued to the investor in April 2009 were originally issued at an exercise price of $0.3401 per share. In February 2010, the exercise price of these warrants was reduced to $0.2721 in exchange for the investor’s consent and waiver with respect to the Company’s completed financing transaction with Samyang Optics Co., Ltd in January 2010 (see Note 2 to Notes to Condensed Financial Statements).

All of the warrants outstanding from the January 2007 transaction provide a call right in our favor to the extent that the closing price of our common stock exceeds $3.35 per share for 13 consecutive trading days, subject to certain circumstances.

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

As of March 31, 2010, we had cash and cash equivalents totaling approximately $7,929,000 and working capital of approximately $5,353,000. In comparison, as of December 31, 2009, we had cash, cash equivalents and marketable securities of approximately $226,000 and a working capital deficit of approximately $1,976,000. The increases in cash and working capital reflect amounts received from our March 2010 transaction with Biovail, as detailed above, as partially offset by amounts required to fund our operations.

For the three months ended March 31, 2010, net cash provided by operating activities was approximately $6,197,000 and included our net income for the period of approximately $5,596,000, adjusted for non-cash expenses for depreciation, amortization and stock compensation approximating $193,000, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $2,310,000 during the three months ended March 31, 2009, and included our net loss for the period of approximately $3,168,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $205,000, and changes in operating assets and liabilities.

For the three months ended March 31, 2010, net cash provided by investing activities approximated $34,000 and represented the net proceeds from the sales and purchases of fixed assets. Net cash provided by investing activities approximated $2,501,000 during the three months ended March 31, 2009, and represented the proceeds from the sales and maturities of marketable securities.

Net cash provided by financing activities approximated $1,472,000 during the three months ended March 31, 2010 and resulted from our private placement of a convertible promissory note in January 2010. There was no cash provided by or used in financing activities for the three months ended March 31, 2009.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2012. The commitments under the lease agreement for the remaining nine months of the year ending December 31, 2010, the year ending December 31, 2011 and the five months ending May 31, 2012 are approximately $420,000, $581,000 and $248,000, respectively.

In addition to amounts reflected on the balance sheet as of March 31, 2010, our remaining commitments for preclinical and clinical studies amount to approximately $1,123,000.

In March 2009, each of our executive officers agreed to a 20% reduction in their base salary in an effort to conserve our available financial resources. Following the proceeds from the transaction with Biovail in March 2010 (see Note 3 to Notes to Condensed Financial Statements), we believe it is reasonably possible that the prior salary amounts will be reinstated and that some of the previously unpaid salary amounts will be restored to the executive officers, but the timing of such salary reinstatement and the amount of any restoration cannot be reasonably estimated and is subject to the discretion of the Compensation Committee of the Board of Directors.

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

Staffing

As of March 31, 2010, we had 13 full-time employees. We do not anticipate significant increases in the number of our full-time employees within the coming year.

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

Similarly, due to market conditions and other possible limitations on equity offerings, we may not be able to sell additional securities or raise other funds on terms acceptable to us, if at all. Any additional equity financing, if available, would likely result in substantial dilution to existing stockholders.

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

We are exposed to certain market risks associated with interest rate fluctuations on our advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of March 31, 2010, the principal and accrued interest of the advance amounted to approximately $317,000.

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

Issuances of Unregistered Equity Securities

In January 2010, we completed a private placement of a convertible promissory note in the principal amount of $1,500,000 with a single accredited institutional investor, Samyang Optics Co., Ltd. (“Samyang”) of Korea. The promissory note accrues simple interest at the rate of 6% per annum and may be converted into unregistered shares of the Company’s common stock at Samyang’s election at any time on or after April 15, 2010 and on or before the January 15, 2011 maturity date (the “maturity date”).

Prior to and no less than three months before the maturity date, Samyang has the option to elect repayment of the note in cash, which repayment would be made by us within three months after the maturity date. Any amounts outstanding under the note that have not been converted or elected to be repaid shall automatically convert into unregistered shares of common stock after the close of business on the maturity date. The number of common shares issuable upon conversion of the promissory note shall be based upon the greater of: (i) $0.134 per share or (ii) an amount representing a 15% discount to the five-day volume weighted average closing price of our common stock immediately prior to the conversion date of the promissory note.

In connection with any conversion of the promissory note, we are obligated to issue to Samyang two-year warrants to purchase additional unregistered shares of our common stock representing 40% of the number of shares of common stock issued upon conversion of the principal under the promissory note. The warrant to purchase additional shares shall include an exercise price per share representing a 40% premium to the price per share at which the common stock is issued upon conversion of the promissory note.

The issuance of the foregoing convertible promissory note was made in reliance upon the exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof as a transaction by an issuer not involving any public offering. The transaction documents contain representations to support our reasonable belief that the investor is an “accredited investor” as defined in Rule 501 under the Securities Act, and that it is acquiring such security for investment and not with a view to the distribution thereof. At the time of its issuance, the convertible promissory note was deemed to be a restricted security for purposes of the Securities Act and such security (and shares issued upon conversion of the convertible promissory note will) bear a legend to that effect.

Repurchases of Equity Securities

During the quarter ended March 31, 2010, we did not repurchase any of our outstanding equity securities.

Item 6.	Exhibits

Exhibits

10.116	Asset Purchase Agreement, dated March 25, 2010, by and between the Company and Biovail Laboratories International SRL. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934)

10.117	License Agreement, dated March 25, 2010, by and between the Company and Biovail Laboratories International SRL. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

May 17, 2010	By:	/s/ MARIA S. MESSINGER
Maria S. Messinger
Vice President and Chief Financial Officer; Corporate Secretary
(Chief Accounting Officer)