Form 10-Q
period 2010-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2010-08-16
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

78,858,197 shares of Common Stock as of August 10, 2010

CORTEX PHARMACEUTICALS, INC.

Item 1A of Part II has been omitted based on the Company’s status as a “smaller reporting company.” Items 1 and 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited) June 30, 2010	(Note) December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,562,100	$226,466
Marketable securities	2,614,435	—
Other current assets	80,696	19,578

Total current assets	5,257,231	246,044

Furniture, equipment and leasehold improvements, net	309,772	383,347
Capitalized offering costs	—	29,917
Other	41,373	46,667

	$5,608,376	$705,975

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,127,761	$1,575,240
Accrued wages, salaries and related expenses	328,445	331,414
Advance for MCI project	317,751	315,742

Total current liabilities	1,773,957	2,222,396

Deferred rent	19,351	11,288

Total liabilities	1,793,308	2,233,684

Stockholders’ equity (deficit):
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 3,200,000; shares issued and outstanding: 37,500; shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 205,000,000; shares issued and outstanding: 78,858,197 (June 30, 2010) and 68,412,618 (December 31, 2009)	78,858	68,413
Additional paid-in capital	120,717,724	118,525,140
Unrealized loss, available for sale marketable securities	(1,651)	—
Accumulated deficit	(117,001,566)	(120,142,965)

Total stockholders’ equity (deficit)	3,815,068	(1,527,709)

	$5,608,376	$705,975

See accompanying notes.

Note: The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Sale of AMPAKINE® assets	$—	$—	$9,000,000	$—

Total revenues	—	—	9,000,000	—

Operating expenses (A):
Research and development	946,624	1,048,500	2,570,287	3,163,271
General and administrative	1,022,688	900,089	2,730,688	1,968,586

Total operating expenses	1,969,312	1,948,589	5,300,975	5,131,857

Income (loss) from operations	(1,969,312)	(1,948,589)	3,699,025	(5,131,857)
Interest (expense) income, net	(485,153)	2,362	(557,626)	17,175

Net income (loss)	$(2,454,465)	$(1,946,227)	$3,141,399	$(5,114,682)

Accretion of beneficial conversion feature on 0% Series E Convertible Preferred Stock	—	(831,704)	—	(831,704)

Net income (loss) applicable to common stock	$(2,454,465)	$(2,777,931)	$3,141,399	$(5,946,386)

Net income (loss) per share (B):
Basic and diluted	$(0.04)	$(0.06)	$0.05	$(0.12)

Shares used in calculating per share amounts (B):
Basic	68,412,618	49,604,220	69,797,667	48,615,209

Diluted	68,412,618	49,604,220	78,002,866	48,615,209

(A) Operating expenses include the following non-cash stock compensation charges:
Research and development	$31,099	$54,378	$63,462	$138,428
General and administrative	62,455	49,050	146,421	117,762

	$93,554	$103,428	$209,883	$256,190

(B)	See Note 1 to Notes to Condensed Financial Statements.

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,141,399	$(5,114,682)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	57,425	101,650
Stock option compensation expense	209,883	256,190
Amortization of beneficial conversion feature	223,880	—
Amortization of capitalized offering costs	57,698	—
Warrant issued upon conversion of promissory note	233,767	—
Changes in operating assets/liabilities:
Accrued interest on marketable securities	6,299	(292)
Other current assets	(61,118)	11,847
Other non-current assets	5,294	—
Accounts payable and accrued expenses	(450,448)	383,514
Accrued interest on convertible promissory note	35,500	—
Deferred rent	8,063	1,613
Other	10,504	2,594

Net cash provided by (used in) operating activities	3,478,146	(4,357,566)

Cash flows from investing activities:
Purchases of marketable securities	(2,622,386)	—
Proceeds from sales and maturities of marketable securities	—	2,571,340
Purchases of fixed assets	(55,780)	(1,491)
Proceeds from sales of fixed assets	63,435	—

Net cash (used in) provided by investing activities	(2,614,731)	2,569,849

Cash flows from financing activities:
Proceeds from issuance of convertible promissory note	1,500,000	—
Costs related to issuance of convertible promissory note	(27,781)	—
Proceeds from issuance of preferred stock in April 2009 registered direct offering, gross	—	1,475,000
Costs related to issuance of preferred stock in April 2009 registered direct offering	—	(230,312)

Net cash provided by financing activities	1,472,219	1,244,688

Increase (decrease) in cash and cash equivalents	2,335,634	(543,029)
Cash and cash equivalents, beginning of period	226,466	1,430,886

Cash and cash equivalents, end of period	$2,562,100	$887,857

Supplemental disclosure of non-cash financing activities:
Issuance of common stock upon conversion of promissory note	$1,535,500	$—
Accretion of fair value of beneficial conversion feature on 0% Series E Convertible Preferred Stock	—	831,704

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Principles

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Employee Stock Options and Stock-based Compensation

The Company’s 2006 Stock Incentive Plan (the “2006 Plan”) provides for a variety of equity vehicles to allow flexibility in implementing equity awards, including incentive stock options, nonqualified stock options, restricted stock grants, stock appreciation rights, stock payment awards, restricted stock units and dividend equivalents to qualified employees, officers, directors, consultants and other service providers. In March 2010, the Board of Directors of the Company approved an increase in the number of shares authorized under the 2006 Plan of 2,500,000 shares, bringing the total authorized shares purchasable thereunder to 9,863,799. In May 2010, this increase was approved by the Company’s stockholders.

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

There were no employee stock options granted during the three months ended June 30, 2010. For options granted during the three months ended June 30, 2009 and the six months ended June 30, 2010 and 2009, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions:

	Three months ended	Six months ended June 30,
	June 30, 2009	2010	2009
Weighted average risk-free interest rate	3.1%	3.2%	3.1%
Dividend yield	0%	0%	0%
Volatility factor of the expected market price of the Company’s common stock	100%	108%	100%
Weighted average life	7 years	6.9 years	7 years

Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted and employee termination rates. The risk-free rate for periods within the estimated life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

The weighted-average grant-date fair value per share of options granted during the three months ended June 30, 2009 was $0.24. For the six months ended June 30, 2010 and 2009, the weighted-average grant-date fair value per share of options granted was $0.14 and $0.24, respectively.

A summary of option activity for the six months ended June 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2009	13,538,498	$1.41
Granted	280,000	$0.16
Exercised	—	—
Forfeited	—	—
Expired	(596,867)	$2.27

Balance, June 30, 2010	13,221,631	$1.35	6.2 years	—
Exercisable, June 30, 2010	9,088,304	$1.83	4.9 years	—

As of June 30, 2010, there was approximately $335,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of 1.1 years.

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

There were no stock option exercises during the six months ended June 30, 2010 or 2009. The Company issues new shares to satisfy stock option exercises.

A summary of warrant activity for the six months ended June 30, 2010 is as follows:

	Shares	Weighted Average Per Share Exercise Price
Balance, December 31, 2009	20,195,319	$0.89
Granted	4,081,633	0.21
Exercised	—	—
Expired	(8,000)	$2.77

Balance, June 30, 2010	24,268,952	$0.75

Warrants granted during the six months ended June 30, 2010 reflect warrants issued in connection with conversion of the promissory note held by Samyang Optics Co., Ltd., as discussed more fully in Note 2.

Outstanding warrants as of June 30, 2010 include a five-year warrant issued in July 2005 to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.75 per share. This warrant is subject to certain conditions before becoming exercisable, and those conditions remained unmet as of June 30, 2010. The warrant subsequently expired unexercised in July 2010. All other warrants outstanding as of June 30, 2010 are immediately exercisable.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

Net Income (Loss) per Share

For the three months ended June 30, 2010 and 2009 and the six months ended June 30, 2009, the effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

For the six months ended June 30, 2010, the following table reconciles the numerators and denominators of the basic and diluted income per share computations.

	For the Six Months Ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings per Share:
Income applicable to common stock	$3,141,399	69,797,667	$0.05

Effect of Dilutive Securities:
Convertible promissory note	550,845	8,194,875
Options to purchase common stock	—	10,324

Diluted Earnings per Share:
Income applicable to common stock + assumed conversions	$3,692,244	78,002,866	$0.05

In calculating diluted earnings per share, amounts added to the numerator represent charges recorded for the convertible promissory note (see Note 2), including non-cash charges related to the beneficial conversion feature within the promissory note and the allocated fair value of warrants issued upon such note’s conversion.

Shares issued upon conversion of the convertible promissory note have been included in the denominator of diluted earnings per shares using the “if converted” method. As a result, shares assumed issued are weighted for the period the convertible securities were outstanding prior to conversion, and common shares actually issued are weighted for the period the shares were outstanding after conversion.

Options to purchase up to 12,941,631 shares of the Company’s common stock at a weighted average price of $1.37 per share were outstanding as of June 30, 2010, but were excluded from the calculation of diluted income per share given that the options’ exercise price exceeded the average market price of the Company’s common stock. Similarly, warrants to purchase up to 24,268,952 shares of the Company’s common stock at a weighted average price of $0.75 per share were outstanding as of June 30, 2010 and were excluded from the calculation of diluted income per share given that the exercise price of the warrants exceeded the average market price of the Company’s common stock.

Marketable Securities

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

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

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

Comprehensive Income (Loss)

The Company presents unrealized gains and losses on its marketable securities, classified as “available for sale,” in its statement of stockholders’ equity and comprehensive income or loss on an annual basis and in a note disclosure in its quarterly reports. Other comprehensive income or loss consists of unrealized gains or losses on the Company’s marketable securities, which are comprised of securities of the U.S. government or its agencies, corporate bonds and other asset backed securities.

During the three months ended June 30, 2010 and 2009, total comprehensive loss was approximately $2,456,000 and $1,947,000, respectively, and included unrealized losses on the Company’s marketable securities of approximately $2,000 and $1,000, respectively.

During the six months ended June 30, 2010, total comprehensive income was approximately $3,140,000 and included unrealized losses on the Company’s marketable securities of approximately $2,000. For the six months ended June 30, 2009, total comprehensive loss was approximately $5,110,000, which included unrealized gains on the Company’s marketable securities of approximately $4,000.

Reclassifications

Certain reclassifications have been made to the Statement of Cash Flows as of June 30, 2009 to conform to the presentation as of June 30, 2010.

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

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

Note 2 — Convertible Promissory Note

In January 2010, the Company completed a private placement of a convertible promissory note in the principal amount of $1,500,000 with a single accredited institutional investor, Samyang Optics Co., Ltd. (“Samyang”) of Korea. The promissory note accrued simple interest at the rate of 6% per annum and was convertible into unregistered shares of the Company’s common stock at Samyang’s election at any time on or after April 15, 2010 and on or before the January 15, 2011 maturity date (the “maturity date”).

In June 2010, the promissory note and the related accrued interest were converted by Samyang into a total of 10,445,579 unregistered shares of the Company’s common stock at an effective conversion price of $0.147 per share.

The number of common shares issuable upon conversion of the promissory note was based upon the greater of: (i) $0.134 per share or (ii) an amount representing a 15% discount to the five-day volume weighted average closing price of the Company’s common stock immediately prior to the conversion date.

In connection with the conversion of the promissory note, the Company was obligated to issue to Samyang two-year warrants to purchase up to 4,081,633 additional unregistered shares of the Company’s common stock at an exercise price of $0.206 per share. The warrants include a call right, in favor of the Company, to the extent the weighted average closing price of the Company’s common stock exceeds $0.309 per share for each of ten consecutive trading days, subject to certain circumstances.

In recording the proceeds from the private placement, the Company evaluated the conversion feature within the promissory note and determined that such embedded feature is indexed to the Company’s common stock and should not be separated from the promissory note and accounted for as a derivative instrument. The Company also evaluated the exercise feature for the potentially issuable warrants and deemed the instruments indexed to the Company’s common stock and subject to equity classification within the Company’s balance sheet.

The value of the promissory note was estimated as of the issuance date based upon the fair value of the underlying common stock issuable upon its conversion. At the same time, the fair value of the warrants potentially issuable to the investor was estimated using the Black-Scholes option pricing model. The Company then used the relative fair value method to allocate the proceeds to the promissory note and the potentially issuable warrants.

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

The value of the beneficial conversion right of approximately $224,000 was originally amortized as interest expense over the 15-month period until potential redemption of the promissory note, or April 15, 2011, along with capitalized offering costs incurred in connection with the transaction. Upon conversion of the promissory note in June 2010, the unamortized balances for the beneficial conversion right and the capitalized offering costs were immediately amortized as interest expense.

Upon issuance of the warrants resulting from conversion of the promissory note, the previously estimated relative fair value allocated to the warrants was recorded as interest expense, with an offsetting entry to additional paid-in capital.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

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

As of June 30, 2010, there was approximately $335,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. These non-cash costs are expected to be recognized over a weighted-average period of 1.1 years.

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

From inception (February 10, 1987) through the fiscal quarter ended on June 30, 2010, we have sustained losses aggregating approximately $112,623,000. Continuing losses are anticipated over the next several years. During that time, our ongoing operating expenses will only be offset, if at all, by proceeds from Small Business Innovative Research and other governmental grants and by possible milestone payments from Organon, Servier and Biovail. Ongoing operating expenses may also be funded by payments under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under the Organon, Servier and Biovail agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will be dependent upon the successful introduction of a new product into the North American market from our internal development, as well as the successful commercial development of our products by Organon, Servier or our other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months and Six Months ended June 30, 2010 and 2009

For the three months ended June 30, 2010, our net loss applicable to common stock of approximately $2,454,000 compares with a net loss applicable to common stock of approximately $2,778,000 for the corresponding prior year period, a decrease of approximately 12%. Our net income applicable to common stock of approximately $3,141,000 for the six months ended June 30, 2010 compares with a net loss applicable to common stock of approximately $5,946,000 for the corresponding prior year period, due primarily to revenues of $9,000,000 from the transaction with Biovail, as detailed above.

The net losses applicable to common stock for the 2009 periods included charges of approximately $832,000 related to the beneficial conversion feature of our 0% Series E Convertible Preferred Stock that we issued in April 2009. These non-cash charges relate to the accounting requirements for the difference between the fair value of our common stock and the conversion price of the preferred stock on the date of issuance of the preferred stock.

Our research and development expenses for the three-month period ended June 30, 2010 decreased from approximately $1,049,000 to approximately $947,000, or by 10%, from the corresponding prior year period due to a decrease in clinical development expenses. For the six months ended June 30, 2010, our research and development expenses decreased from approximately $3,163,000 to approximately $2,570,000, or by 19%, and included sublicense payments approximating $910,000 related to the transaction with Biovail. Excluding such sublicense payments, our research and development expenses decreased significantly relative to the prior year period due to the reduction in force that we implemented in mid-March 2009 and as a result of decreased clinical development expenses.

Our expenses for the prior year period included amounts for Phase I clinical testing of AMPAKINE CX1739, as well as initiation of a Phase IIa proof of concept study with the compound in sleep apnea. Enrollment in the sleep apnea study has been slower than anticipated, due in large part to our financial constraints prior to the transaction with Biovail. We expect the results from this study in late summer 2010.

Our non-cash stock compensation charges related to research and development for the three months ended June 30, 2010 decreased from approximately $54,000 to approximately $31,000, or by 43%, relative to the corresponding prior year period. For the six months ended June 30, 2010, the non-cash stock compensation charges for research and development decreased from approximately $138,000 to approximately $63,000, or by 54%, compared with the corresponding prior year period, reflecting fluctuations in our stock price and the vesting schedules of granted stock options.

Our general and administrative expenses for the three-month period ended June 30, 2010 increased from approximately $900,000 to approximately $1,023,000, or by 14%, compared to the corresponding prior year period, due primarily to an increased use of advisory consultants. For the six months ended June 30, 2010, our general and administrative expenses increased from approximately $1,969,000 to approximately $2,731,000, or by 39% compared to the corresponding prior year period, primarily reflecting legal and investment banking fees related to the March 2010 transaction that we completed with Biovail.

For the three months ended June 30, 2010, our non-cash stock compensation charges within general and administrative expenses increased from approximately $49,000 to approximately $62,000, or by 27%, relative to the corresponding prior year period. For the six months ended June 30, 2010, these charges increased from approximately $118,000 to approximately $146,000, or by 24%, relative to the corresponding prior year period, primarily due to timing of expense for grants to employees during August 2009.

Our net interest expense for the three months ended June 30, 2010 of approximately $485,000 compares with net interest income of approximately $2,000 for the prior year period. For the six months ended June 30, 2010, net interest expense of approximately $558,000 compares with net interest income of approximately $17,000 for the corresponding prior year period.

Net interest expense for the 2010 periods includes interest accruing on our convertible promissory note that we issued to Samyang Optics Co., Ltd. (“Samyang”) in January 2010, and charges for the amortization of capitalized offering costs and the beneficial conversion feature recorded in connection with the transaction.

Accelerated amortization charges for the offering costs and the beneficial conversion feature were recorded upon Samyang’s conversion of the promissory note in June 2010, along with non-cash charges for the allocated value of warrants issued to Samyang upon the note’s conversion. See Note 2 of Notes to Condensed Financial Statements.

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

We also may receive proceeds from the exercise of previously issued warrants to purchase shares of our common stock. The table below summarizes the warrants that were issued in connection with prior offerings and placements of our common stock and that remain outstanding as of June 30, 2010.

Date of Issuance	Exercise Price per Share	Number of Warrants Outstanding as of June 30, 2010	Expiration Date	Approximate Potential Proceeds, if Fully Exercised
January 2007(1)	$1.66	2,996,927	January 21, 2012	$4,975,000
August 2007(1)	$2.64	2,830,000	August 28, 2012	$7,471,000
August 2007(2)	$3.96	176,875	August 28, 2012	$700,000
April 2009(1)	$0.27	6,941,176	October 17, 2012	$1,889,000
April 2009(2)	$0.26	433,824	October 17, 2012	$113,000
July 2009(1)	$0.27	6,060,470	January 31, 2013	$1,636,000
July 2009(2)	$0.37	606,047	January 31, 2013	$222,000
June 2010(1)(3)	$0.21	4,081,633	June 7, 2012	$840,816

(1)	Represents warrants issued to the investor(s) in the related transaction.
(2)	Represents warrants issued to the placement agent(s) in the related transaction.
(3)	See Note 2 to Notes to Condensed Financial Statements.

The warrants issued to the investor in April 2009 were originally issued at an exercise price of $0.3401 per share. In February 2010, the exercise price of these warrants was reduced to $0.2721 in exchange for the investor’s consent and waiver with respect to the Company’s completed financing transaction with Samyang in January 2010 (see Note 2 to Notes to Condensed Financial Statements).

All of the warrants outstanding from the January 2007 transaction provide a call right in our favor to the extent that the closing price of our common stock exceeds $3.35 per share for 13 consecutive trading days, subject to certain circumstances.

Similarly, subject to certain circumstances, the warrants issued to the investor in the April 2009 and July 2009 transactions provide a call right in our favor to the extent that the closing price of our common stock exceeds $0.68 per share and $0.54 per share, respectively, for 20 consecutive trading days. Warrants issued to the placement agent for the April 2009 and July 2009 transactions provide a call right in our favor to the extent that the closing price of our common stock exceeds $0.52 per share and $0.54 per share, respectively, for 20 consecutive trading days, subject to certain circumstances. Warrants issued to Samyang in connection with the conversion of its promissory note in June 2010 provide a call right in our favor to the extent that the weighted average closing price of our common stock exceeds $0.309 per share for each of ten consecutive trading days, subject to certain circumstances.

None of the warrants detailed above are “in-the-money” as of June 30, 2010. We can give no assurance that we will receive proceeds from the exercise of any of the outstanding warrants.

As of June 30, 2010, we had cash, cash equivalents and marketable securities totaling approximately $5,177,000 and working capital of approximately $3,483,000. In comparison, as of December 31, 2009, we had cash, cash equivalents and marketable securities of approximately $226,000 and a working capital deficit of approximately $1,976,000. The increases in cash and working capital primarily reflect amounts received from our March 2010 transaction with Biovail, as detailed above, as partially offset by amounts required to fund our operations.

For the six months ended June 30, 2010, net cash provided by operating activities was approximately $3,478,000 and included our net income for the period of approximately $3,141,000, adjusted for non-cash expenses for depreciation, amortization, warrants and stock compensation approximating $783,000, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $4,358,000 during the six months ended June 30, 2009, and included our net loss for the period of approximately $5,115,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $358,000, and changes in operating assets and liabilities.

For the six months ended June 30, 2010, net cash used in investing activities approximated $2,615,000 and primarily represented the purchases of marketable securities, partially offset by the sale of fixed assets. Net cash provided by investing activities approximated $2,570,000 during the six months ended June 30, 2009, and represented the proceeds from the sales and maturities of marketable securities, partially offset by minimal fixed asset purchases.

Net cash provided by financing activities approximated $1,472,000 during the six months ended June 30, 2010 and resulted from our private placement of a convertible promissory note in January 2010. For the six months ended June 30, 2009, net cash provided by financing activities approximated $1,245,000 due to our registered direct offering of our 0% Series E Convertible Preferred Stock in April 2009.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2012. The commitments under the lease agreement for the remaining six months of the year ending December 31, 2010, the year ending December 31, 2011 and the five months ending May 31, 2012 are approximately $282,000, $581,000 and $248,000, respectively.

In addition to amounts reflected on the balance sheet as of June 30, 2010, our remaining commitments for preclinical and clinical studies amount to approximately $494,000.

In March 2009, each of our executive officers agreed to a 20% reduction in their base salary in an effort to conserve our available financial resources. Following the closing of the transaction with Biovail in March 2010 (see Note 3 to Notes to Condensed Financial Statements), the Compensation Committee of our Board of Directors approved the reinstatement of the prior base salary for each of the executive officers, effective June 1, 2010. However, the Compensation Committee did not approve the payment of any shortfall in salaries for such executive officers from the time the reductions were implemented to the date the base salary levels were reinstated. Subject to the discretion of the Compensation Committee, it is possible that some of the shortfall amounts will be paid to the executive officers in the future, but the timing and amount of any such payments cannot be reasonably estimated at this time.

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

Staffing

As of June 30, 2010, we had 13 full-time employees. We do not anticipate significant increases in the number of our full-time employees within the coming year.

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

We are exposed to certain market risks associated with interest rate fluctuations on our marketable securities and our borrowing arrangement. All investments in marketable securities are entered into for purposes other than trading.

Our exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of our financial instruments are fixed rate, short-term investments in government and corporate notes and bonds. Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with our cash requirements. As of June 30, 2010, our investment portfolio had a fair value and carrying amount of approximately $2,614,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2010, the resulting decline in the fair value of the fixed rate bonds held within the portfolio would not be material to our financial position, results of operations and cash flows.

Our borrowing consists of our advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of June 30, 2010, the principal and accrued interest of the advance amounted to approximately $318,000.

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

Issuances of Unregistered Equity Securities

In January 2010, we completed a private placement of a convertible promissory note in the principal amount of $1,500,000 with a single accredited institutional investor, Samyang Optics Co., Ltd. (“Samyang”) of Korea. The promissory note accrued simple interest at the rate of 6% per annum and was convertible into unregistered shares of the Company’s common stock at Samyang’s election at any time on or after April 15, 2010 and on or before the January 15, 2011 maturity date (the “maturity date”).

In June 2010, the promissory note and the related accrued interest were converted by Samyang into a total of 10,445,579 unregistered shares of the Company’s common stock at an effective conversion price of $0.147 per share.

The number of common shares issuable upon conversion of the promissory note was based upon the greater of: (i) $0.134 per share or (ii) an amount representing a 15% discount to the five-day volume weighted average closing price of the Company’s common stock immediately prior to the conversion date.

In connection with the conversion of the promissory note, the Company was obligated to issue to Samyang two-year warrants to purchase up to 4,081,633 additional unregistered shares of the Company’s common stock at an exercise price of $0.206 per share. The warrants include a call right, in favor of the Company, to the extent the weighted average closing price of the Company’s common stock exceeds $0.309 per share for each of ten consecutive trading days, subject to certain circumstances.

The issuance of the foregoing securities was made in reliance upon the exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof as a transaction by an issuer not involving any public offering. The transaction documents contain representations to support our reasonable belief that the investor is an “accredited investor” as defined in Rule 501 under the Securities Act, and that it is acquiring such securities for investment and not with a view to the distribution thereof. At the time of their issuance, the securities were deemed to be restricted securities for purposes of the Securities Act and such securities bore a legend to that effect.

Repurchases of Equity Securities

During the six months ended June 30, 2010, we did not repurchase any of our outstanding equity securities.

Item 6.	Exhibits

Exhibits

3.1	Second Restated Certificate of Incorporation dated May 19, 2010, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed May 24, 2010.

10.118	Amendment No. 3 to the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed May 24, 2010.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

August 13, 2010	By:	/S/ MARIA S. MESSINGER
Maria S. Messinger
Vice President and Chief Financial Officer;
Corporate Secretary
(Chief Accounting Officer)