Form 10-Q
period 2010-09-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2010-11-12
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

78,858,197 shares of Common Stock as of November 5, 2010

CORTEX PHARMACEUTICALS, INC.

Item 1A of Part II has been omitted based on the Company’s status as a “smaller reporting company.” Items 1 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited) September 30, 2010	(Note) December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,259,201	$226,466
Marketable securities	2,248,492	—
Other current assets	54,933	19,578

Total current assets	4,562,626	246,044

Furniture, equipment and leasehold improvements, net	276,462	383,347
Capitalized offering costs	—	29,917
Other	41,373	46,667

	$4,880,461	$705,975

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$809,991	$1,575,240
Accrued wages, salaries and related expenses	386,930	331,414
Advance for MCI project	318,756	315,742

Total current liabilities	1,515,677	2,222,396

Deferred rent	19,351	11,288

Total liabilities	1,535,028	2,233,684

Stockholders’ equity (deficit):
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; shares authorized: 37,500; shares issued and outstanding: 37,500; shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 205,000,000; shares issued and outstanding: 78,858,197 (September 30, 2010) and 68,412,618 (December 31, 2009)	78,858	68,413
Additional paid-in capital	120,774,020	118,525,140
Unrealized gain, available for sale marketable securities	623	—
Accumulated deficit	(117,529,771)	(120,142,965)

Total stockholders’ equity (deficit)	3,345,433	(1,527,709)

	$4,880,461	$705,975

See accompanying notes.

Note: The balance sheet as of December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

		Three months ended September 30,		Nine months ended September 30,
		2010	2009	2010	2009
Revenues:
Sale of AMPAKINE® assets		$1,000,000	$—	$10,000,000	$—
Grant revenues		192,607	—	192,607	—

Total revenues		1,192,607	—	10,192,607	—

Operating expenses (A):
Research and development		776,701	846,088	3,346,988	4,009,359
General and administrative		946,720	882,554	3,677,408	2,851,140

Total operating expenses		1,723,421	1,728,642	7,024,396	6,860,499

Income (loss) from operations		(530,814)	(1,728,642)	3,168,211	(6,860,499)
Interest income (expense), net		2,609	983	(555,017)	18,158

Net income (loss)		$(528,205)	$(1,727,659)	$2,613,194	$(6,842,341)

Accretion of beneficial conversion feature on 0% Series E Convertible Preferred Stock		—	—	—	(831,704)
Accretion of beneficial conversion feature on Series F Convertible Preferred Stock		—	(1,515,117)	—	(1,515,117)

Net income (loss) applicable to common stock		$(528,205)	$(3,242,776)	$2,613,194	$(9,189,162)

Net income (loss) per share (Note 1):
Basic and diluted		$(0.01)	$(0.06)	$0.04	$(0.18)

Shares used in calculating per share amounts (Note 1):
Basic		78,858,197	57,255,030	72,851,033	51,526,797

Diluted		78,858,197	57,255,030	78,291,865	51,526,797

(A)	Operating expenses include the following non-cash stock compensation charges:
Research and development		$(5,271)	$83,559	$58,191	$221,987
General and administrative		61,567	115,796	207,988	233,558

		$56,296	$199,355	$266,179	$455,545

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,613,194	$(6,842,341)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	85,844	146,342
Stock option compensation expense	266,179	455,545
Amortization of beneficial conversion feature	223,880	—
Amortization of capitalized offering costs	57,698	—
Warrant issued upon conversion of promissory note	233,767	—
Changes in operating assets/liabilities:
Accrued interest on marketable securities	14,517	68
Other current assets	(35,355)	99,838
Other non-current assets	5,294	—
Accounts payable and accrued expenses	(709,733)	127,990
Accrued interest on convertible promissory note	35,500	—
Deferred rent	8,063	6,450
Other	11,508	2,842

Net cash provided by (used in) operating activities	2,810,356	(6,003,266)

Cash flows from investing activities:
Purchases of marketable securities	(2,622,386)	—
Proceeds from sales and maturities of marketable securities	360,000	2,713,659
Purchases of fixed assets	(50,889)	(1,491)
Proceeds from sales of fixed assets	63,435	1,785

Net cash (used in) provided by investing activities	(2,249,840)	2,713,953

Cash flows from financing activities:
Proceeds from issuance of convertible promissory note	1,500,000	—
Costs related to issuance of convertible promissory note	(27,781)	—
Proceeds from issued of preferred stock in July 2009 private placement, gross	—	2,000,000
Costs related to issuance of preferred stock in July 2009 private placement	—	(304,823)
Proceeds from issuance of preferred stock in April 2009 registered direct offering, gross	—	1,475,000
Costs related to issuance of preferred stock in April 2009 registered direct offering	—	(230,312)

Net cash provided by financing activities	1,472,219	2,939,865

Increase (decrease) in cash and cash equivalents	2,032,735	(349,448)
Cash and cash equivalents, beginning of period	226,466	1,430,886

Cash and cash equivalents, end of period	$2,259,201	$1,081,438

Supplemental disclosure of non-cash financing activities:
Issuance of common stock upon conversion of promissory note	$1,535,500	$—
Accretion of fair value of beneficial conversion feature on 0% Series E Convertible Preferred Stock	—	831,704
Accretion of fair value of beneficial conversion feature on Series F Convertible Preferred Stock	—	1,515,117

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Principles

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”) to enable Organon to develop and commercialize the Company’s AMPAKINE® technology for the treatment of schizophrenia and depression. In November 2007, Organon was acquired by Schering-Plough Corporation (“Schering-Plough”). In November 2009, Schering-Plough was acquired by Merck Sharp & Dohme Corp (“Merck”). Following the merger with Schering-Plough, in September 2010, Merck notified the Company that it would not be proceeding further with the AMPAKINE technology.

As a result, rights to the use of AMPAKINE compounds for the treatment of schizophrenia and depression were returned to the Company. Merck no longer has license rights to use the Company’s patents or know-how. Merck retains ownership of compounds developed by Organon or developed jointly by Organon and the Company during the collaboration. The Company is free to pursue strategic opportunities for all of its other AMPAKINE compounds in schizophrenia and depression.

In October 2000, the Company entered into a research collaboration agreement and an exclusive license agreement with Les Laboratoires Servier (“Servier”). The agreements, as amended to date, will enable Servier to develop and commercialize select AMPAKINE compounds for the treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases, such as Alzheimer’s disease, and (iii) anxiety disorders. In early December 2006, the Company terminated the research collaboration with Servier. The license agreement with Servier, as amended to date, continues in full force and effect in accordance with its terms. In November 2010, Servier selected a jointly discovered AMPAKINE compound to advance into Phase I clinical testing. Should the compound be successfully commercialized by Servier, the Company would receive payments based upon key clinical development milestones and royalty payments on sales in licensed territories.

In March 2010, the Company entered into an asset purchase agreement with Biovail Laboratories International SRL (“Biovail”) pursuant to which Biovail acquired the Company’s rights to certain AMPAKINE compounds and related intellectual property, including CX717, for use in the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. As part of the transaction, Biovail licensed back to the Company exclusive and irrevocable rights to certain of the acquired AMPAKINE compounds for use outside of the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. In September 2010, Biovail merged with Valeant Pharmaceuticals International (“Valeant”). As a result of Valeant’s merger and changes in strategic

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

directions for the combined companies, Valeant announced its intent to exit several therapeutic development programs, including the respiratory depression project acquired from the Company. The Company is in discussions with Valeant regarding the future of the project and under the agreement between the Company and Biovail, all contractual obligations remain in place.

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

The Company records grant revenues as the expenses related to the grant projects are incurred. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research, to the extent that such amounts are expended in accordance with the approved grant project.

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

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

The Company recognizes expense in its financial statements for all share-based payments to employees, including grants of employee stock options, based on their fair values, over the vesting period.

There were no employee stock options granted during the three months ended September 30, 2010. For options granted during the three months ended September 30, 2009 and the nine months ended September 30, 2010 and 2009, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions:

	Three months ended September 30, 2009	Nine months ended September 30,
		2010	2009
Weighted average risk-free interest rate	2.7%	3.2%	2.8%
Dividend yield	0%	0%	0%
Volatility factor of the expected market price of the Company’s common stock	102%	108%	101%
Weighted average life	6.9 years	6.9 years	6.9 years

Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted and employee termination rates. The risk-free rate for periods within the estimated life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average grant-date fair value per share of options granted during the three months ended September 30, 2009 was $0.17. For the nine months ended September 30, 2010 and 2009, the weighted-average grant-date fair value per share of options granted was $0.14 and $0.17, respectively.

A summary of option activity for the nine months ended September 30, 2010 for the 2006 Plan and the Company’s prior stock option plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2009	13,538,498	$1.41
Granted	280,000	$0.16
Exercised	—	—
Forfeited	(238,542)	$0.56
Expired	(696,867)	$2.33

Balance, September 30, 2010	12,883,089	$1.35	5.6 years	—
Exercisable, September 30, 2010	10,042,767	$1.66	4.7 years	—

As of September 30, 2010, there was approximately $233,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of 1.3 years.

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

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

There were no stock option exercises during the nine months ended September 30, 2010 or 2009. The Company issues new shares to satisfy stock option exercises.

A summary of warrant activity for the nine months ended September 30, 2010 is as follows:

	Shares	Weighted Average Per Share Exercise Price
Balance, December 31, 2009	20,195,319	$0.89
Granted	4,081,633	0.21
Exercised	—	—
Expired	(150,000)	$2.78

Balance, September 30, 2010	24,126,952	$0.74

Warrants granted during the nine months ended September 30, 2010 were issued in connection with the conversion of the promissory note held by Samyang Optics Co., Ltd., as discussed more fully in Note 2.

All of the warrants outstanding as of September 30, 2010 are immediately exercisable.

Net Income (Loss) per Share

For the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2009, the effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

For the nine months ended September 30, 2010, the following table reconciles the numerators and denominators of the basic and diluted income per share computations.

	For the Nine Months Ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings per Share:
Income applicable to common stock	$2,613,194	72,851,033	$0.04

Effect of Dilutive Securities:
Convertible promissory note	550,845	5,433,232
Options to purchase common stock	—	7,600

Diluted Earnings per Share:
Income applicable to common stock + assumed conversions	$3,164,039	78,291,865	$0.04

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

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

Options to purchase up to 12,703,089 shares of the Company’s common stock at a weighted average price of $1.37 per share were outstanding as of September 30, 2010, but were excluded from the calculation of diluted income per share given that the options’ exercise price exceeded the average market price of the Company’s common stock. Similarly, warrants to purchase up to 24,126,952 shares of the Company’s common stock at a weighted average price of $0.74 per share were outstanding as of September 30, 2010 and were excluded from the calculation of diluted income per share given that the exercise price of the warrants exceeded the average market price of the Company’s common stock.

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

Comprehensive Income (Loss)

The Company presents unrealized gains and losses on its marketable securities, classified as “available for sale,” in its statement of stockholders’ equity and comprehensive income or loss on an annual basis and in a note disclosure in its quarterly reports. Other comprehensive income or loss consists of unrealized gains or losses on the Company’s marketable securities, which are comprised of corporate and foreign bonds and securities of the U.S. government or its agencies.

During the three months ended September 30, 2010 and 2009, total comprehensive loss was approximately $526,000 and $1,728,000, respectively, and included an unrealized gain and an unrealized loss on the Company’s marketable securities of approximately $2,000 and less than $1,000, respectively.

During the nine months ended September 30, 2010, total comprehensive income was approximately $2,614,000 and included an unrealized gain on the Company’s marketable securities of approximately $1,000. For the nine months ended September 30, 2009, total comprehensive loss was approximately $6,838,000, which included unrealized gains on the Company’s marketable securities of approximately $4,000.

Reclassifications

Certain reclassifications have been made to the Statement of Cash Flows as of September 30, 2009 to conform to the 2010 presentation.

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

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

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

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

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

In connection with the transaction, Biovail paid the Company the lump sum of $9,000,000 upon the execution of the asset purchase agreement, which amount the Company recorded as revenue during the quarter ended March 31, 2010. Biovail subsequently paid the Company an additional $1,000,000 upon completion of the specified transfer plan, which the Company recorded as revenue upon its receipt during the quarter ended September 30, 2010.

In addition, the Company has the right to receive up to three milestone payments in an aggregate amount of up to $15,000,000 plus the reimbursement of certain related expenses, each conditioned upon the occurrence of particular events relating to the clinical development of certain assets that Biovail acquired.

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

In September 2010, Biovail merged with Valeant Pharmaceuticals International (“Valeant”). As a result of Valeant’s merger and changes in strategic directions for the combined companies, Valeant announced its intent to exit several therapeutic programs, including the respiratory depression project acquired from the Company. The Company is in discussions with Valeant regarding the future of the project and under the agreement between the Company and Biovail, all contractual obligations remain in place.

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

Our AMPAKINE compound CX1739 is substantially more potent than CX717 in animal studies. CX1739 has successfully completed human Phase I clinical trials and recently completed testing in a Phase II trial in the United Kingdom for the treatment of sleep apnea. Given the positive results previously demonstrated with CX717 in adults with ADHD, we plan to initiate a Phase II study with CX1739 as a potential treatment for ADHD.

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

At the same time, subject to availability of sufficient financial resources, we plan to develop compounds internally for a selected set of indications, some of which will allow us to apply for orphan drug status. Such designation by the Food and Drug Administration, or the FDA, is usually applied to products where the number of patients in the United States in the given disease category is typically less than 200,000. These orphan drug indications generally require more modest investment in the development stages, follow a quicker regulatory path to approval, and involve a more concentrated and smaller sales force targeted at selected medical centers and a limited number of medical specialists in the United States and Europe.

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

We record grant revenues as the expenses related to the grant projects are incurred. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research, to the extent that such amounts are expended in accordance with the approved grant project.

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

As of September 30, 2010, there was approximately $233,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. These non-cash costs are expected to be recognized over a weighted-average period of 1.3 years.

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

Results of Operations

General

In January 1999, we entered into a research collaboration and exclusive worldwide license agreement with NV Organon, or Organon to allow them to develop and commercialize our proprietary AMPAKINE technology for the treatment of schizophrenia and depression. In connection with the agreement, we received payments approximating $14,000,000, including an up-front payment, research support and milestone payments, with the most recent payment received during the quarter ended December 31, 2003. In November 2007, Organon was acquired by Schering-Plough Corporation (“Schering-Plough”). Subsequently, in November 2009, Merck Sharpe & Dohme Corp (“Merck”) acquired Schering-Plough. Following its merger with Schering-Plough, in September 2010, Merck notified us that it would not be proceeding further with the licensed AMPAKINE technology.

As a result, rights to the use of AMPAKINE compounds for the treatment of schizophrenia and depression were returned to us. Merck retains ownership of compounds developed by Organon or developed jointly by Organon with us during the collaboration, but no longer has license rights to use our patents or know-how. We are free to pursue strategic opportunities for all of our other AMPAKINE compounds in schizophrenia and depression.

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

In early December 2006, we terminated the research collaboration with Servier and as a result the worldwide rights for the AMPAKINE technology for the treatment of neurodegenerative diseases were returned to us, other than three compounds selected by Servier for commercialization in its territory. In November 2010, Servier selected one of the three compounds, S47445, to advance into Phase I clinical testing. Should S47445 be successfully commercialized by Servier, we would receive payments based upon key clinical development milestones and royalty payments on sales in licensed territories.

In March 2010, we entered into an asset purchase agreement with Biovail Laboratories International SRL (“Biovail”). Pursuant to the asset purchase agreement, Biovail acquired our interests in CX717, CX1763, CX1942 and the injectable dosage form of CX1739, as well as certain of our other AMPAKINE compounds and related intellectual property for use in the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. In connection with the transaction,

Biovail paid us a lump sum of $9,000,000 upon execution of the asset purchase agreement and an additional $1,000,000 upon the completion of the specified transfer plan in September 2010. In addition, we will have the right to receive up to three milestone payments in an aggregate amount of up to $15,000,000 plus the reimbursement of certain related expenses, each conditioned upon the occurrence of particular events relating to the clinical development of certain assets that Biovail acquired.

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

In September 2010, Biovail merged with Valeant Pharmaceuticals International (“Valeant”). As a result of Valeant’s merger and changes in strategic directions for the combined companies, Valeant announced its intent to exit several therapeutic development programs, including the respiratory depression acquired from us. We are in discussions with Valeant regarding the future of the project and under the agreement between us and Biovail, all contractual obligations remain in place.

From inception (February 10, 1987) through the fiscal quarter ended on September 30, 2010, we have sustained losses aggregating approximately $113,151,000. Continuing losses are anticipated over the next several years. During that time, our ongoing operating expenses will only be offset, if at all, by proceeds from governmental and other grants and by possible milestone payments from Servier and Biovail. Ongoing operating expenses may also be funded by payments under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under the Servier and Biovail agreements or other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will be dependent upon the successful introduction of a new product into the North American market from our internal development, as well as the successful commercial development of our products by Servier or our other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months and Nine Months ended September 30, 2010 and 2009

For the three months ended September 30, 2010, our net loss applicable to common stock of approximately $528,000 compares with a net loss applicable to common stock of approximately $3,243,000 for the corresponding prior year period, a decrease of approximately 84%.

For the nine months ended September 30, 2010, our net income applicable to common stock of approximately $2,613,000 compares with a net loss applicable to common stock of approximately $9,189,000 for the corresponding prior year period.

Revenues for the current year periods include amounts related to our March 2010 transaction with Biovail. As detailed above, we received $10,000,000 in connection with the transaction, including $9,000,000 upon execution of the asset purchase agreement and an additional $1,000,000 upon completion of the specified transfer plan in September 2010.

Revenues for the current year periods also include amounts awarded by the Michael J. Fox Foundation for Parkinson’s Research in July 2010. The related grant will provide funding to test select AMPAKINE compounds for their ability to restore brain function in animal models of Parkinson’s disease.

Our research and development expenses for the three-month period ended September 30, 2010 decreased from approximately $846,000 to approximately $777,000, or by 8%, from the corresponding prior year period due to a decrease in non-cash stock compensation charges, as explained more fully below.

For the nine months ended September 30, 2010, our research and development expenses decreased from approximately $4,009,000 to approximately $3,347,000, or by 17%, and included sublicense payments approximating $940,000 related to our transaction with Biovail. Excluding such sublicense payments, our research and development expenses decreased significantly relative to the prior year period due to the reduction in force that we implemented in mid-March 2009 and as a result of decreased clinical development expenses.

Our expenses for the prior year periods included amounts for Phase I clinical testing of AMPAKINE CX1739, as well as initiation of a Phase IIa proof of concept study with the compound in sleep apnea. We completed testing in the Phase IIa sleep apnea study in the United Kingdom in September 2010.

Our non-cash stock compensation charges related to research and development decreased from approximately $84,000 for the three months ended September 30, 2009 to a credit of approximately $5,000 for the three months ended September 30, 2010. For the nine months ended September 30, 2010, the non-cash stock compensation charges for research and development decreased from approximately $222,000 to approximately $58,000, or by 74%, compared with the corresponding prior year period, reflecting fluctuations in our stock price, the vesting schedules of earlier granted stock options and a decrease in options granted relative to the corresponding prior year period.

Our general and administrative expenses for the three-month period ended September 30, 2010 increased from approximately $883,000 to approximately $947,000, or by 7%, compared to the corresponding prior year period, due primarily to an increased use of advisory consultants to assist us in identifying strategic opportunities for the company. For the nine months ended September 30, 2010, our general and administrative expenses increased from approximately $2,851,000 to approximately $3,677,000, or by 29% compared to the corresponding prior year period, mostly reflecting legal and investment banking fees related to the March 2010 transaction that we completed with Biovail, along with fees for the increased use of advisory consultants mentioned above.

For the three months ended September 30, 2010, our non-cash stock compensation charges within general and administrative expenses decreased from approximately $116,000 to approximately $62,000, or by 47%, relative to the corresponding prior year period. For the nine months ended September 30, 2010, these charges decreased from approximately $234,000 to approximately $208,000, or by 11%, relative to the corresponding prior year period, primarily due to the vesting schedules of earlier granted options.

Our net interest income for the three months ended September 30, 2010 of approximately $3,000 compares with net interest income of approximately $1,000 for the prior year period. For the nine months ended September 30, 2010, net interest expense of approximately $555,000 compares with net interest income of approximately $18,000 for the corresponding prior year period.

Net interest expense for the nine months ended September 30, 2010 includes interest on our convertible promissory note that we issued to Samyang Optics Co., Ltd. (“Samyang”) in January 2010, and charges for the amortization of capitalized offering costs and the beneficial conversion feature recorded in connection with the transaction.

Accelerated amortization charges for the offering costs and the beneficial conversion feature were recorded upon Samyang’s conversion of the promissory note in June 2010, along with non-cash charges for the allocated value of warrants issued to Samyang upon the note’s conversion. See Note 2 of Notes to Condensed Financial Statements.

The net losses applicable to common stock for the 2009 periods included charges of approximately $832,000 related to the beneficial conversion feature of our 0% Series E Convertible Preferred Stock that we issued in April 2009 and $1,515,000 related to the beneficial conversion feature of our Series F Convertible Preferred Stock that we issued in July 2009. These non-cash charges relate to the accounting requirements for the difference between the fair value of our common stock and the conversion price of the preferred stock on the date the preferred stock was issued.

Liquidity and Capital Resources

Sources and Uses of Cash

Pursuant to the terms of our transaction with Biovail in March 2010, Biovail paid us $10,000,000, including $1,000,000 received during the quarter ended September 30, 2010. In addition, we have the right to receive up to three milestone payments in an aggregate amount of up to $15,000,000 plus the reimbursement of certain related expenses, all of which are conditioned upon the occurrence of particular events relating to the clinical development of those certain assets that were transferred to Biovail in connection with the transaction.

Under the agreements signed with Servier in October 2000, as amended to date, in November 2010 Servier selected the jointly discovered AMPAKINE compound, S47445, to advance into Phase I clinical trials. We remain eligible to receive payments based upon defined clinical development milestones of the licensed compound and royalties on sales in licensed territories.

We also may receive proceeds from the exercise of previously issued warrants to purchase shares of our common stock. The table below summarizes the warrants outstanding as of September 30, 2010 that were issued in connection with prior offerings and placements of our securities.

Date of Issuance	Exercise Price per Share	Number of Warrants Outstanding as of September 30, 2010	Expiration Date	Approximate Potential Proceeds, if Fully Exercised
January 2007(1)	$1.66	2,996,927	January 21, 2012	$4,975,000
August 2007(1)	$2.64	2,830,000	August 28, 2012	$7,471,000
August 2007(2)	$3.96	176,875	August 28, 2012	$700,000
April 2009(1)	$0.27	6,941,176	October 17, 2012	$1,889,000
April 2009(2)	$0.26	433,824	October 17, 2012	$113,000
July 2009(1)	$0.27	6,060,470	January 31, 2013	$1,636,000
July 2009(2)	$0.37	606,047	January 31, 2013	$222,000
June 2010(1)(3)	$0.21	4,081,633	June 7, 2012	$840,816

(1)	Represents warrants issued to the investor(s) in the related transaction.
(2)	Represents warrants issued to the placement agent(s) in the related transaction.
(3)	See Note 2 to Notes to Condensed Financial Statements.

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

None of the warrants detailed above are “in-the-money” as of September 30, 2010. We can give no assurance that we will receive proceeds from the exercise of any of the outstanding warrants.

As of September 30, 2010, we had cash, cash equivalents and marketable securities totaling approximately $4,508,000 and working capital of approximately $3,047,000. In comparison, as of December 31, 2009, we had cash, cash equivalents and marketable securities of approximately $226,000 and a working capital deficit of approximately $1,976,000. The increases in cash and working capital primarily reflect amounts received from our March 2010 transaction with Biovail, as detailed above, as partially offset by amounts required to fund our operations.

For the nine months ended September 30, 2010, net cash provided by operating activities was approximately $2,810,000 and included our net income for the period of approximately $2,613,000, adjusted for non-cash expenses for depreciation, amortization, warrants and stock compensation approximating $867,000, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $6,003,000 during the nine months ended September 30, 2009, and included our net loss for the period of approximately $6,842,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $602,000, and changes in operating assets and liabilities.

For the nine months ended September 30, 2010, net cash used in investing activities approximated $2,250,000 and primarily represented the purchases of marketable securities, partially offset by some maturities of such marketable securities as well as minimal fixed asset purchase and sale activity. Net cash provided by investing activities approximated $2,714,000 during the nine months ended September 30, 2009, and represented the proceeds from the sales and maturities of marketable securities, partially offset by minimal fixed asset purchase and sale activity.

Net cash provided by financing activities approximated $1,472,000 during the nine months ended September 30, 2010 and resulted from our private placement of a convertible promissory note in January 2010. For the nine months ended September 30, 2009, net cash provided by financing activities approximated $2,940,000 due to our registered direct offering of our 0% Series E Convertible Preferred Stock in April 2009 and our private placement of our Series F Convertible Preferred Stock in July 2009.

After the quarter ended, in late October 2010, we were awarded a grant of approximately $245,000 under a program created by the U.S. Congress in the Patient Protection and Affordable Care Act of 2010. The grant reimburses certain qualifying research expenses related to our AMPAKINE CX1739.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2012. The commitments under the lease agreement for the remaining three months of the year ending December 31, 2010, the year ending December 31, 2011 and the five months ending May 31, 2012 are approximately $141,000, $581,000 and $248,000, respectively.

In addition to amounts reflected on the balance sheet as of September 30, 2010, our remaining commitments for preclinical and clinical studies amount to approximately $423,000, including approximately $155,000 for research related to the grant from the Michael J. Fox Foundation for Parkinson’s Research, which costs will be covered by funds awarded but not yet received under the grant.

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

Staffing

As of September 30, 2010, we had 12 full-time employees. We do not anticipate significant increases in the number of our full-time employees within the coming year.

Outlook

With the proceeds from our transaction with Biovail in March 2010, as discussed more fully above, we believe that we have adequate financial resources to conduct our operations into the second quarter of 2011. Our forecast of the period of time through which our financial resources will be adequate to support our operations is forward-looking information, and actual results could vary.

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

Our exposure to interest rate risk arises from financial instruments entered into in the normal course of business. Certain of our financial instruments are fixed rate, short-term investments in government and corporate notes and bonds. Changes in interest rates generally affect the fair value of the investments, however, because these financial instruments are considered “available for sale,” all such changes are reflected in the financial statements in the period affected. We manage interest rate risk on our investment portfolio by matching scheduled investment maturities with our cash requirements. As of September 30, 2010, our investment portfolio had a fair value and carrying amount of approximately $2,248,000. If market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2010, the resulting decline in the fair value of the fixed rate bonds held within the portfolio would not be material to our financial position, results of operations and cash flows.

Our borrowing consists of our advance from the Institute for the Study of Aging, which is subject to potential repayment in the event that we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of September 30, 2010, the principal and accrued interest of the advance amounted to approximately $319,000.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibits

10.119	Sixth Amendment dated August 13, 2010 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed August 18, 2010.

10.120	Amendment to the License Agreement between the Company and The Regents of the University of California, dated as of August 24, 2010, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed August 30, 2010.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

November 12, 2010	By:	/S/ MARIA S. MESSINGER
Maria S. Messinger
Vice President and Chief Financial Officer;
Corporate Secretary
(Chief Accounting Officer)