Form 10-K
period 2010-12-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2011-03-18
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2010

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-16467

Cortex Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0303583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2010 was approximately $10,832,000 (based on the closing sale price of the common stock as reported by the Over the Counter Bulletin Board). As of March 15, 2011, there were 78,858,197 shares of the registrant’s common stock outstanding.

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

PART I

Item 1. Business

We are engaged in the discovery and development of innovative pharmaceuticals for the treatment of psychiatric disorders and neurological diseases. Our primary focus is to develop novel small molecule compounds that positively modulate AMPA-type glutamate receptors, a complex of proteins involved in the communication between nerve cells in the mammalian brain. These compounds, termed AMPAKINE® compounds, enhance the activity of the AMPA receptor. These molecules are designed and developed as proprietary pharmaceuticals because we believe they hold promise for the treatment of neurological and psychiatric diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter. Our most advanced clinical compounds are CX717 and CX1739, both of which are in Phase II clinical development.

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

At the same time, we plan to develop compounds internally for a selected set of indications, some of which will allow us to apply for “Orphan Drug” status. Such designation by the Food and Drug Administration (the “FDA”) is usually applied to products where the number of patients in the United States (“U.S.”) in the given disease category is typically less than 200,000. The European Medicines Agency adopted a similar system termed “The Regulation of Orphan Medicinal Products.” These Orphan Drug indications typically require more modest investment in the development stages, follow a quicker regulatory path to approval, and involve a more concentrated and smaller sales force targeted at selected medical centers in the U.S. and Europe. Such Orphan Drug indications that we plan to pursue internally may include Huntington’s disease, Fragile X syndrome and Rett’s syndrome.

We also may pursue other Orphan Drug indications and upon any related approval, may expand our clinical potential into non-Orphan Drug indications. As an example, if we obtain approval for an indication related to Fragile X syndrome, expansion into treatment of autism-spectrum disorders may follow. While the market potential in the U.S. for most of the listed Orphan Drug indications varies between $100 million and $500 million per indication, we estimate that the consolidated potential for all indications that we may pursue, including expansion into non-Orphan Drug indications, provides us with a market potential of over $3 billion. This amount does not include any revenues from any potential license of our intellectual property. We will continue to seek one or more significant license or collaboration arrangements with larger pharmaceutical companies, while we prepare ourselves for potential entrance into the pharmaceutical market with our own products. These arrangements may permit other applications of the AMPAKINE compounds to be advanced into later stages of clinical development and may provide access to the extensive clinical trials management, manufacturing and marketing expertise of such companies.

In January 1999, we entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”), at that time a subsidiary of Akzo Nobel. The agreement granted Organon worldwide rights to develop and commercialize our AMPAKINE technology for the treatment of schizophrenia and depression. In November 2007, Organon was acquired by Schering-Plough Corporation. Subsequently, in November 2009, Merck Sharpe & Dohme Corp (“Merck”) acquired Schering Plough. Following the merger with Schering-Plough, in September 2010 Merck notified us that it would not be proceeding further with the AMPAKINE technology.

As a result, rights to the use of AMPAKINE compounds for the treatment of schizophrenia and depression were returned to us. Merck retains ownership of compounds developed by Organon or developed jointly by Organon with us during the collaboration, but they no longer have license rights to use our patents or know-how. We are free to pursue strategic opportunities for all of our other AMPAKINE compounds in schizophrenia and depression.

In October 2000, we entered into a research collaboration agreement and a license agreement with Les Laboratoires Servier (“Servier”). The license agreement, as amended to date, will allow Servier to develop and commercialize three AMPAKINE compounds selected at the end of the research collaboration in defined territories of Europe, Asia, the Middle East and certain South American countries as a treatment for (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The indications covered include, but are not limited to, Alzheimer’s disease, MCI, sexual dysfunction and anxiety disorders. The research collaboration with Servier was terminated at the end of 2006; accordingly, the worldwide rights for (a) treatment of declines in cognitive performance associated with aging, (b) neurodegenerative diseases, (c) anxiety disorders, and (d) sexual dysfunction have been returned to us. In November 2010, Servier selected a jointly discovered AMPAKINE compound, CX1632 (S47445) to advance into Phase I clinical testing. Should the compound be successfully commercialized by Servier, we would receive payments based upon key clinical development milestones and royalty payments on sales in licensed territories.

On March 25, 2010, we entered into an asset purchase agreement with Biovail Laboratories International SRL (“Biovail”). Pursuant to the asset purchase agreement, Biovail acquired our interests in CX717, CX1763, CX1942 and the injectable dosage form of CX1739, as well as certain of our other AMPAKINE compounds and related intellectual property for use in the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. In connection with the transaction, Biovail paid us the lump sum of $9,000,000 upon the execution of the asset purchase agreement and an additional $1,000,000 upon our completion of the specified transfer plan in September 2010. In addition, the agreement included up to three milestone payments to us in an aggregate amount of up to $15,000,000 plus the reimbursement of certain related expenses, each conditioned upon the occurrence of particular events relating to the clinical development of certain assets that Biovail acquired. As part of the transaction, Biovail licensed back to us certain exclusive and irrevocable rights to some acquired AMPAKINE compounds, other than CX717, an injectable dosage form of CX1739, CX1763 and CX1942, for use outside of the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. Accordingly, following the transaction with Biovail, we retained rights for the majority of patented compounds in our AMPAKINE drug library, as well as all rights to the non-acquired AMPAKINE compounds for the treatment of neurological diseases and psychiatric disorders that have historically been a focus of our portfolio. Additionally, we retained our rights to develop and commercialize AMPAKINE compounds as a potential treatment for sleep apnea disorders, including an oral dosage form of CX1739.

In September 2010, Biovail’s parent corporation, Biovail Corporation, combined with Valeant Pharmaceuticals International in a merger transaction and the combined company was renamed “Valeant Pharmaceuticals International, Inc.” (“Valeant”). Following the merger, Valeant and Biovail conducted a strategic and financial review of the product pipeline and, as a result, in November 2010, Biovail announced its intent to exit from the respiratory depression project acquired from us in March 2010.

Following that announcement, we immediately entered into discussions with Biovail regarding the future of the respiratory depression project. In March 2011, we entered into a new agreement with Biovail to reacquire the AMPAKINE compounds, patents and rights that Biovail acquired from us in March 2010. The new agreement includes an upfront payment by Cortex of $200,000 and potential future payments of up to $15,150,000 based upon the achievement of certain development and New Drug Application submission and approval milestones. Biovail is also eligible to receive additional payments of up to $15,000,000 based upon our net sales of an intravenous dosage form of the compounds for respiratory depression.

In addition, at any time following the completion of Phase I clinical studies and prior to the end of Phase IIa clinical studies, Biovail retains an option to co-develop and co-market intravenous dosage forms of an AMPAKINE compound as a treatment for respiratory depression and vaso-occlusive crises associated with sickle cell disease. In such an event, we would be reimbursed for certain development expenses to date and Biovail would share in all such future development costs with us. If Biovail makes the co-marketing election, we would owe no further milestone payments to Biovail and we would be eligible to receive a royalty on net sales of the compound by Biovail or its affiliates and licensees.

For the years ended December 31, 2010 and 2009, our research and development expenses were approximately $3,739,000 and $4,598,000, respectively, with the timing of clinical expenses for CX1739 contributing to the reduction in our research and development expenses during the year ended December 31, 2010.

We face a number of risks in moving our technology through research, development and commercialization. We have never had revenues from commercial sales, have never been profitable on an annual basis before the year ended December 31, 2010 and have incurred cumulative net losses from inception through December 31, 2010 of approximately $114,136,000. We do not anticipate profitability in 2011 or in the short-term thereafter, and will continue to require external funding, from key corporate partnerships and licenses of our technology or from the private or public equity markets, debt from banking arrangements or some combination of these financing vehicles. As of yet, neither we nor any of our corporate partners have obtained regulatory approval to market any of our products. All of these risks, and others, are described in “Risk Factors” starting on page 19.

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

AMPA Receptor Modulator Program

In June 1993, we licensed a new class of molecules and technology, which we refer to as the AMPAKINE technology, from the University of California. We have subsequently been working to develop and patent new AMPAKINE molecules and to demonstrate efficacy and safety in a number of clinical indications.

AMPAKINE compounds facilitate the activity of the AMPA receptor, which is activated by the endogenous neurotransmitter glutamate. AMPAKINE compounds interact in a highly specific manner with the AMPA receptor, lowering the amount of neurotransmitter required to generate a response, and increasing the magnitude and/or duration of the response to a given amount of glutamate. We believe that this selective amplification of the glutamate signal may eventually find utility in the treatment of neurological and psychological diseases and disorders characterized by depressed functioning of brain pathways.

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

We continue to design, synthesize and test new AMPAKINE molecules. Significant progress has been made with both our “low impact” and “high impact” programs, resulting in the recent filing of patent applications that, if granted, will provide patent protection for our new molecules through 2028.

“Low Impact” AMPAKINE Platform

Following the reacquisition of our assets from Biovail in March 2011, our most advanced low impact AMPAKINE compounds are CX717 and CX1739, both of which are in Phase II clinical development.

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

Several Phase II studies have been completed with CX717, including two sleep deprivation studies and a study in adults with ADHD. A positron emission tomography (PET) scan study with the compound in patients with Alzheimer’s disease was closed following the sale of the compound to Biovail in March 2010. As indicated above, we reacquired rights to CX717 from Biovail in March 2011.

Additionally, two Phase II studies undertaken in 2008 were conducted in Germany and examined the effect of CX717 on the respiratory depression induced by the opiate agonist, alfentanil. The first study, RD-01, was a single dose, randomized, double-blind, placebo-controlled, two-period crossover design in 16 healthy subjects. The primary study objective was to determine if CX717 can prevent respiratory depression while preserving the underlying desired analgesic effect of alfentanil. Currently available opioid reversal agents, such as naloxone (Narcan®), also eliminate the pain relieving effect of opioids, which is a major drawback to their use in a post-surgery setting.

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

The second study, RD-02, was a randomized, double-blind, placebo-controlled, two-period crossover design in 24 healthy subjects with three doses of CX717 (8 subjects/dose). The objective of the study was to determine an optimal dose for the prevention of respiratory depression in humans. Top-line results from this study demonstrated that a single dose of either 900mg or 2100mg of CX717 has positive effects on respiratory depression induced by pain relieving opiates. Procedural difficulties were encountered in the 1500mg dose group that prevented a reliable measure of the primary endpoint. The primary performance measures for the study were derived from a CO2 re-breathing procedure that measured the breathing response of the subject to increased CO2 levels in the presence of alfentanil. The primary measure, the minute expiratory volume at 55mgHg CO2 (VE55), was reversed by 900mg and 2100mg of CX717 in comparison to placebo (p<0.04 and p<0.03, respectively).

Based upon the encouraging results from RD-01 and RD-02, we plan to develop an intravenous dosage formulation of CX717, which would provide better treatment options in a hospital setting.

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

In September 2007 we submitted a Notice of Claimed Investigational Exemption for a New Drug (an “IND”) to the Division of Psychiatry Products of the FDA to allow us to proceed with longer term human clinical studies of CX717 for ADHD. In October 2007, the Division rejected our IND application. At this time, we do not anticipate submitting further data to the Agency for CX717 as a treatment for ADHD, but we continue to advance additional preclinical AMPAKINE compounds such as CX1739 that may be a potential therapy for the indication.

The data developed during the additional toxicology studies conducted during 2006 and 2007 clearly demonstrated that the postmortem toxicology artifacts seen with CX717 did not occur with short dosing periods, but were found only after chronic dosing at very high dose levels in animals. We believe that by developing an acute use for CX717 we can mitigate any perceived risks associated with chronic doses of the compound. The risk/benefit ratio for the treatment of patients with life-threatening disorders, such as respiratory depression, is significantly different than that for the treatment of ADHD.

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

In early 2009, we initiated a Phase IIa study with CX1739 in a randomized, double-blind, placebo-controlled study in 20 subjects with moderate to severe obstructive sleep apnea in the UK. Sixteen of the subjects received a single oral dose of CX1739 and 4 subjects received matching placebo for one night. The objective of the study was to explore the safety and tolerability of the compound in the sleep apnea population and to assess the efficacy of CX1739 on a range of sleep apnea parameters assessed by overnight polysomnography. Enrollment in the study was slower than expected due to several factors, including variability in sleep apnea scores, fairly strict enrollment criteria and financial constraints.

In February 2011, we announced top-line results from the study that demonstrated that a single dose of CX1739 improved a number of sleep apnea parameters across most of the patients who were given the drug. CX1739 did not reduce the mean apnea/hypopnea index (AHI; frequency of apnea or hypopnea events per hour of sleep), but three subjects (20%) treated with CX1739 were deemed responders with a more than 40% reduction in the AHI and there were no such AHI responders in the placebo group. Five subjects (30%) in the CX1739 treatment group were deemed responders with a more than 40% reduction in the apnea/hypopnea time (AHT; cumulative time of all apneas and hypopneas over the night), with no such AHT responders in the placebo group. There were also statistically significant improvements in a number of blood oxygenation measurements.

Sleep efficiency, the percent of time asleep while in bed for the eight hour session, was significantly reduced by about 20% after administration of CX1739, but the level of daytime sleepiness, determined by the Clinical Global Impressions Daytime Vigilance test given the morning following treatment, was unaffected by CX1739.

CX1739 was safe, but the dose appeared to be near the limits of tolerability. There were no serious adverse events and no clinically relevant changes in vital signs, cardiovascular of other safety assessments.

We believe that the results from this study merit conducting a larger study to better understand the sleep apnea population that may be most responsive to the treatment with CX1739. We may find that repeated daily treatment with CX1739 for several weeks may provide benefit over a single dose and improve symptoms of sleep apnea in those subjects who did not respond after a single dose.

Other “Low Impact” Compounds

In-house research activities have led to the identification of a chemically distinct series of low impact AMPAKINE molecules, and in 2008 we filed an application for patent protection for the core scaffold of these molecules. The lead molecules in this series, CX2007 and CX2076, have successfully undergone initial early preclinical testing, and subject to the availability of sufficient finances, additional resources will be invested in selecting a lead compound from this series for further preclinical and clinical development activities. If the related application is approved, we will have patent protection for this compound series through 2028.

“High Impact” AMPAKINE Platform

Several of our “high impact” compounds have been tested in animal behavioral models. In genetic mouse models of Huntington’s disease, the high impact molecule CX929 has demonstrated the potential to restore depressed levels of the growth factor BDNF, and improve deficits in a process known as long-term potentiation, a cellular mechanism thought to underlie learning and memory. Furthermore, treatment of these mice with CX929 resulted in an improvement in motor deficits that occur in non-treated mice. This preclinical data suggests that high impact AMPAKINE molecules might have beneficial effects in patients with Huntington’s disease.

We have also looked at the effect of AMPAKINE molecules on two different genetically altered mouse models of central nervous system disease: Rett’s syndrome and Fragile X syndrome. The Rett’s syndrome mice exhibit many of the same characteristics as the disease that occurs in girls. One aspect of the disease, the irregular breathing patterns with bouts of apnea, is a disturbing aspect of the disease in patients that is also seen in the genetically altered mice. We have found that AMPAKINE molecules can restore the irregular breathing pattern of Rett’s syndrome mice to a more normal, regular breathing pattern. With regard to mice that demonstrate characteristics of Fragile X syndrome, the current data suggests that AMPAKINE molecules, such as CX929, augment levels of the growth factor BDNF, which could be important for correcting abnormalities in dendritic spines and synaptic function associated with Fragile X syndrome.

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

There is also a possibility that treatment with high impact AMPAKINE compounds may slow the progression of Alzheimer’s disease. Brain cells, or neurons, require continued input from other brain cells to remain alive. As neurons die, other neurons begin to lose their inputs, hastening their own death. AMPAKINE compounds may slow the rate at which functional levels of input from other neurons are lost. In animal models, selected AMPAKINE compounds have been shown to increase the production of BDNF, which is a protein associated with the formation and stabilization of synapses by neurons. This possible mode of action may also prove beneficial to patients with Alzheimer’s disease, although it has not been demonstrated whether the same mechanism may produce similar results in humans.

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

Under the agreements that we signed with Servier in October 2000, as amended to date, the collaborative research phase of the agreement ended in December 2006. As a result of this termination, we regained the worldwide rights for the use of AMPAKINE compounds for treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative disorders and (iii) anxiety disorders. Servier subsequently selected three AMPAKINE compounds that it may develop for potential commercialization. In November 2010, Servier selected the jointly discovered AMPAKINE CX1632 (S47445) to advance into Phase I clinical testing. Should CX1632 be successfully commercialized by Servier, we would receive payments based upon defined clinical development milestones and royalties on sales in licensed territories.

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

In the U.S., the depression market is considered the largest segment of the central nervous system market with global sales in excess of $20 billion in 2008. This is a mature market with a number of the leading brands now available in generic forms, or facing patent expiration in the next few years.

The primary drug therapy for depression is the use of selective serotonin reuptake inhibitors, or SSRIs, such as Prozac, Zoloft, Paxil, Celexa and Lexapro. In addition, dual reuptake inhibitors that also affect norepinephrine, or SNRIs, such as Cymbalta, Effexor and Pristiq, are also commonly prescribed. However, these antidepressant molecules only work for 30% to 45% of the depressed population, and all antidepressants acting via the monoaminergic pathways have received a black box warning from the FDA for increased thoughts of suicide (“suicidality”). There is much room for improvement in developing new antidepressants, such as improved efficacy, a faster onset of action (current treatments require 4-6 weeks to see efficacy), and fewer side effects (current treatments produce sexual dysfunction, weight gain, gastrointestinal and sleep disturbances).

AMPAKINE molecules have demonstrated efficacy comparable to that of SSRI and tricyclic antidepressants in animal models of depression such as the forced swim and tail suspension tests, both models of “behavioral despair.” AMPAKINE compounds also produced synergistic effects when combined with clinically effective antidepressants. In the mouse forced swim test, an ineffective dose of the AMPAKINE significantly augmented the potency of several other antidepressant compounds. These observations of synergy are consistent with the idea that AMPAKINE molecules produce their antidepressant-like effects through a mechanism that, although distinct, ultimately converges upon a common final pathway.

Although the SSRIs and SNRIs are widely used today, there is clearly room in the market for new therapies that act via different mechanisms that may address treatment-resistant patients, have a faster onset of action, and have improved side-effect profiles.

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

Schizophrenia has long been thought to have its biochemical basis in an over-activity of dopamine pathways projecting into certain brain regions. More recently, a developing body of evidence suggests that schizophrenia also involves reduced activity of glutamate pathways projecting into the same areas. We began studying whether AMPAKINE compounds, which increase current flow through the AMPA subtype of glutamate receptor, might have relevance to the treatment of schizophrenia.

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

Our own market research suggests that respiratory depression may occur during 10% to 15% of surgical procedures and some of these respiratory depression events lead to death. The primary drug classes responsible for these effects are opiates and barbiturates. Opiates include standard pain medications such as morphine, fentanyl and codeine, along with vicodin, hydrocodone and oxycontin. Barbiturates include sedative drugs such as pentobarbital.

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

Sleep Apnea

Sleep apnea is a serious disorder in which breathing repeatedly stops long enough to disrupt sleep, and temporarily decrease the amount of oxygen and increase the amount of carbon dioxide in the blood. Sleep apnea is defined by more than five periods per hour of ten seconds or longer without breathing. The most common type of sleep apnea is obstructive sleep apnea, which occurs by repetitive narrowing or collapse of the pharyngeal airway during sleep. Central sleep apnea, a rarer type, is caused by a problem with the control of breathing in the brain (which is accomplished in the brain stem). Mixed sleep apnea, the third type, is a combination of central and obstructive factors occurring in the same episode of sleep apnea. Sleep apnea is often made worse by central nervous system depressants such as alcohol and opioid analgesics.

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

Data obtained from animal studies have demonstrated that AMPAKINE compounds can specifically stimulate breathing by activating regions in the brain stem. Cortex’s hypothesis is that by stimulating breathing and increasing muscle tone in the upper airways, CX1739 will be effective in maintaining breathing throughout the night in sleep apnea patients.

Other Indications

We may conduct studies in various other indications that have not been discussed above. In recent years, we have developed a number of new patent applications for new composition of matter patents for both high and low impact compounds. If these applications are granted, they will provide patent protection for our new AMPAKINE molecules through 2028.

Manufacturing

We have no experience or capability to either manufacture bulk quantities of the new compounds that we develop, or to produce finished dosage forms of the compounds, such as tablets or capsules. We rely, and presently intend to rely, on the manufacturing and quality control expertise of contract manufacturing organizations or current and prospective corporate partners. There is no assurance that we will be able to enter into manufacturing arrangements to produce bulk quantities of our compounds on favorable financial terms. There is, however, substantial availability of both bulk chemical manufacturing and dosage form manufacturing capability throughout the world that we believe we can readily access. See “Risk Factors – Risks related to our business – We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” for a discussion of certain risks related to the development and commercialization of our products.

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

Additionally, in connection with our March 2010 transaction with Biovail, with our consent, the University and Biovail entered an agreement to provide Biovail with non-exclusive commercial rights to the AMPAKINE technology for use for the treatment of respiratory depression or vaso-occlusive crises associated with sickle cell disease. As a result of our transaction with Biovail in March 2010, we incurred certain license fees payable to the University. In March 2011, when we reacquired the compounds and rights that we earlier sold to Biovail the non-exclusive commercial rights provided to Biovail by the University were terminated. Of the patents licensed from the University, the date for the last to expire patent is January 2025. See “Risk Factors – Risks related to our business – Our products rely on licenses from the Regents of the University of California, and if we lose access to these technologies, our business would be substantially impaired” for a discussion of certain risks related to our licenses with the University.

Patents and Proprietary Rights

We are aggressively pursuing patent protection of our technologies. We own or have exclusive rights (within our areas of product development) to more than 25 patent families comprising over 250 issued or allowed U.S. and foreign patents and over 200 additional U.S. patent applications and their international counterparts pending. These patents form the foundation of the Company’s business and the pharmaceutical industry in general. Additionally, we are continually filing new disclosures and patents for new structures and new uses, and in 2008 we filed new patent applications covering hundreds of new compounds. If these applications are granted as filed, they will provide patent protection for our new molecules through 2028.

One of our licensed patents covers the method of use for our AMPAKINE compounds — as well as compounds made by others — and describes the mechanism by which AMPAKINE compounds may affect the treatment of memory and cognition. This patent was issued to the University in the U.S. in 1999, and provides protection through 2016. We believe that this patent provides coverage in the U.S. that extends to both neurological disorders such as Alzheimer’s disease as well as psychiatric conditions with cognitive disturbances including depression, obsessive compulsive disorder and phobic disorders. Similar method-of-use patents have been issued to us in Mexico, Australia and New Zealand and we have licenses to such patents.

In November 2003, a similar patent, licensed by us, was issued to the University by the European Patent Office (“EPO”) that provides protection through 2013. Upon issuance of the patent, an opposition was filed by Eli Lilly and Company and in August 2004, an opposition also was filed by GlaxoSmithKline. In cooperation with the University, we responded to the oppositions. At an oral hearing in January 2008, the EPO decided to revoke this patent. One of the reasons cited for the revocation was a filing technicality related to matter added to the original patent application. The EPO decided that the parent application as filed did not provide sufficient basis for several terms that appeared in the final claims of the patent. We have subsequently filed a formal appeal of the EPO’s decision. The revocation decision does not take effect until any appeal is concluded, and that process may take several years to resolve.

Another method-of-use patent licensed by us contains a broad claim for any AMPA-modulating compound to treat schizophrenia. This patent was issued to the University in the U.S. in 1998, and subsequently has been issued in Australia. An additional method-of-use patent containing a broad claim for any AMPA-modulating compounds combined with antipsychotic medications to treat schizophrenia has been issued in Europe. However, in December 2006 we were notified by the EPO that oppositions to this patent were filed by Eli Lilly and Company and another by GlaxoSmithKline. In April 2007, we submitted our written response to the EPO to counter these objections. An oral hearing was held in October 2008. The EPO ruled in favor of Cortex, to maintain the claims of the patent. However, both opponents filed a formal appeal to the EPO’s decision. The patent remains enforced throughout the appeal process, and would continue to provide protection through 2018, unless during the appeal process the patent is overturned.

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

Most importantly, we own or have exclusive rights to a large portfolio of composition of matter patents or pending patent applications with much longer patent lives that we believe are fundamental to pharmaceuticals in general and more critical to our commercial protection worldwide. AMPAKINE CX717 is included in a composition of matter patent issued in the U.S. that will expire in February 2017 and in similar patents issued or pending in countries throughout the world that will expire in February 2018.

CX1739 is included in composition of matter claims in pending applications filed in the U.S. and worldwide. If issued, this patent family would expire in May 2028. CX2007 and CX2076, part of a chemically distinct series of low impact AMPAKINE compounds, are included in other patent applications filed in the U.S. and worldwide. If issued, this patent family would expire in August 2028.

Similarly, our high impact AMPAKINE, CX929, is included in a composition of matter patent issued in the U.S. and in pending applications filed worldwide. The patent issued in the U.S. and the patents for the worldwide applications, if issued, would expire in November 2022.

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

Also, we rely to a certain extent upon unpatented proprietary technology and may determine in some cases that our interests would be better served by reliance on trade secrets or confidentiality agreements rather than patents. See “Risk Factors – Risks related to our industry – If we fail to secure adequate intellectual property protection, it could significantly harm our financial results and ability to compete” for a discussion of certain risks related to the protection of our intellectual property rights.

Government Regulation

In order to test, produce and market human therapeutic products in the U.S., mandatory procedures and safety standards established by the FDA must be satisfied. Obtaining FDA approval is a costly and time-consuming process. We have initiated Phase I and early Phase II testing in the U.S. and Europe. Some clinical trials were and are performed in the U.S. under Notices of Claimed Investigational Exemption for a New Drug (“IND”) filed with the FDA by our clinical collaborators. We filed an IND for the AMPAKINE CX717 and plan to file an IND for CX1739. It is our intent that Servier or another pharmaceutical company partner or partners that we are seeking, will pursue other required regulatory approvals to conduct further clinical testing with AMPAKINE compounds. However, we intend to file other IND’s (and equivalent regulatory filings outside of the U.S.) for additional AMPAKINE compounds to facilitate the development of our Orphan Drug strategy.

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

Therapeutic products that may be developed and sold by us outside the U.S. will be subject to regulation by the various countries in which they are to be distributed. In addition, products manufactured in the U.S. that have not yet been cleared for domestic distribution will require FDA approval in order to be exported to foreign countries for distribution there. See “Risk Factors – Risks related to our industry – The regulatory approval process is expensive, time consuming, uncertain and may prevent us from obtaining required approvals for the commercialization of some of our products” for a discussion of certain risks related to the regulatory approval of our products.

We plan to seek additional financing to support our development of selected AMPAKINE compounds for Orphan Drug indications. Without such financing, we may be severely restricted in our overall development. We would be dependent upon our sub-licensees and might be unable to maintain our current core technical and management capabilities. Under such circumstances, we would be dependent upon entering into partnerships or other collaborative arrangements with third parties with the required resources to obtain the needed approvals. Along with our licensing agreement with Servier, we intend to enter into license or other arrangements with other pharmaceutical companies under which those companies would conduct the required clinical trials and seek FDA approval for most or all of our proposed products. See “Risk Factors – Risks related to our business – We may not be able to enter into the strategic alliances necessary to fully develop and commercialize our products and technologies, and we will be dependent on our corporate partners if we do” for a discussion of certain risks related to the proposed strategic alliances that we are seeking.

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

Product Liability Insurance

The clinical testing, manufacturing and marketing of our products may expose us to product liability claims, against which we maintain liability insurance. See “Risk Factors – Risks related to our industry – We may be subject to potential product liability claims. One or more successful claims brought against us could materially impact our business and financial condition” for a discussion of certain risks related to product liability claims against us.

Employees

We currently have 11 full-time employees, including five Ph.D.-level or equivalent employees. Of the full-time employees, seven are engaged in management and administrative support and the remainder is engaged in research and development.

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

In its audit opinion issued in connection with our balance sheets as of December 31, 2010 and 2009 and our statements of operations, stockholder’s equity (deficit) and comprehensive loss (income), and cash flows for the years ended December 31, 2010 and 2009, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern given our limited working capital, recurring net losses and negative cash flows from operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence. While we have relied principally in the past on external financing to provide liquidity and capital resources for our operations, we can provide no assurance that cash generated from our operations together with cash received in the future from external financing will be sufficient to enable us to continue as a going concern.

We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

Since our formation on February 10, 1987 through the end of our most recent fiscal year ended December 31, 2010, we have generated only modest operating revenues and we have incurred net losses approximating $114,136,000. For the fiscal year ended December 31, 2010, our net income approximated $1,629,000 and resulted from revenues from our March 2010 transaction with Biovail. For the fiscal year ended December 31, 2009, our net loss was approximately $8,441,000 and as of December 31, 2010, we had an accumulated deficit of approximately $118,514,000. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. As with other companies in the biotechnology industry, it is possible that we will never achieve profitable operations.

We will need additional capital in the future and, if such capital is not available on terms acceptable to us or available to us at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.

We will require substantial additional funds to advance our research and development programs and to continue our operations, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products, and if we decide to independently undertake the marketing and promotion of our products. Additionally, we may require additional funds in the event that we decide to pursue strategic acquisitions of or licenses for other products or businesses. Based on our current operating plan, including planned clinical trials and other product research and development costs, we estimate that our existing cash resources will be sufficient to meet our requirements into the second quarter of 2011. We believe that we will require additional capital to fund on-going operations beyond that time. Additional funds may result from agreements with larger pharmaceutical companies that include the license or rights to the technologies and products that we are currently developing, although there is no assurance that we will secure such a transaction in a timely manner, or at all. We remain eligible to receive milestone payments related to our agreement with Servier, but there is no assurance that we will receive such milestone payments within the desired timeframe, or at all. Additional funds also may result from the exercise of warrants to purchase shares of our common stock. As of December 31, 2010, warrants to purchase up to approximately 24.1 million shares of our common stock were outstanding at exercise prices ranging from $0.21 to $3.96 per share. If these warrants are fully exercised, of which there can be no assurance, such exercise would provide approximately $17,800,000 of additional capital.

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

Our products rely on licenses from research institutions and if we lose access to these technologies or applications, our business would be substantially impaired.

Under our agreements with The Regents of the University of California, we have exclusive rights to AMPAKINE compounds for all applications for which the University has patent rights, other than endocrine modulation.

In connection with our March 2010 transaction with Biovail, we consented to The Regents of the University of California providing Biovail a non-exclusive license to the University’s patent rights for AMPAKINE compounds for use in the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. As part of our agreement to reacquire our assets and rights from Biovail in March 2011, the non-exclusive license of these rights to Biovail was terminated and the related rights were returned to us.

Under a patent license agreement with The Governors of the University of Alberta, we had exclusive rights to the use of AMPAKINE compounds to prevent and treat respiratory depression induced by opiate analgesics, barbiturates and anesthetic and sedative agents. In connection with our transaction with Biovail, we assigned our rights under our patent license agreement with the University of Alberta to Biovail. However, we retained our ability to continue to pursue AMPAKINE compounds as a potential treatment for sleep apnea disorders. As part of our agreement to reacquire our assets from Biovail in March 2011, the rights assigned to Biovail under our patent license agreement with the University of Alberta were returned to us.

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

Under such agreements, we are required to make minimum annual royalty payments of approximately $70,000. Separately, we are required to spend a minimum of $250,000 per year to advance the AMPAKINE compounds until we begin marketing an AMPAKINE compound. The commercialization efforts in the agreements require us to file for regulatory approval of an AMPAKINE compound before October 2012. In March 2011, the University agreed to extend the required date for filing regulatory approval of an AMPAKINE compound to October 2015.

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

The development of AMPAKINE products is subject to the risks of failure commonly experienced in the development of products based upon innovative technologies and the expense and difficulty of obtaining approvals from regulatory agencies. Drug discovery and development is time consuming, expensive and unpredictable. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. In the fields that we target, approximately one in ten compounds placed in clinical trials generally reaches the market. All of our proposed products are in the preclinical or early clinical stage of development and will require significant additional funding for research, development and clinical testing before we are able to submit them to any of the regulatory agencies for clearances for commercial use. Our trials that are subject to our collaborative research arrangements are being funded by third parties and do not involve financial commitments from us.

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

In addition to our agreement with Servier, we are seeking other pharmaceutical company partners to develop other major indications for the AMPAKINE compounds. These agreements would potentially provide us with additional funds in exchange for exclusive or non-exclusive license or other rights to the technologies and products that we are currently developing. Competition between biopharmaceutical companies for these types of arrangements is intense. Although we have been engaged in discussions with candidate companies for some time, we cannot give any assurance that these discussions will result in an agreement or agreements in a timely manner, or at all. Additionally, we cannot assure you that any resulting agreement will generate sufficient revenues to offset our operating expenses and longer-term funding requirements.

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

Our success will depend, in part, on our ability to obtain and maintain patent protection for our products and processes in the U.S. and elsewhere. We have filed and intend to continue to file patent applications as we need them. However, additional patents that may issue from any of these applications may not be sufficiently broad to protect our technology. Also, any patents issued to us or licensed by us may be designed around or challenged by others, and if such challenge is successful, it may diminish our rights.

If we are unable to obtain and maintain sufficient protection of our proprietary rights in our products or processes prior to or after obtaining regulatory clearances, our competitors may be able to obtain regulatory clearance and market competing products by demonstrating the equivalency of their products to our products. If they are successful at demonstrating the equivalency between the products, our competitors would not have to conduct the same lengthy clinical tests that we have conducted.

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

The market price of securities of life sciences companies in general has been very unpredictable. The range of sales prices of our common stock for the fiscal years ended December 31, 2010 and 2009, as quoted on the Over the Counter Bulletin Board and NYSE Amex (formerly The American Stock Exchange), was $0.09 to $0.25 and $0.07 to $0.63, respectively. The following factors, in addition to factors that affect that market generally, could significantly impact our business, and the market price of our common stock could decline:

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

As of February 28, 2011, we had approximately 78.9 million shares of our common stock outstanding.

If all warrants and options outstanding as of February 28, 2011 are exercised prior to their expiration, up to approximately 36 million additional shares of our common stock could become freely tradable. Such sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock and could also make it more difficult for us to raise funds through future offerings of common stock.

Our charter document and shareholder rights plan may prevent or delay an attempt by our stockholders to replace or remove management.

Certain provisions of our restated certificate of incorporation, as amended, could make it more difficult for a third party to acquire control of our business, even if such change in control would be beneficial to our stockholders. Our restated certificate of incorporation, as amended, allows the Board of Directors of the Company, referred to as the Board or Board of Directors, to issue up to 3,507,500 shares of preferred stock without stockholder approval. Pursuant to this authority, in February 2002 our Board of Directors adopted a shareholder rights plan and declared a dividend of a right to purchase one one-thousandth of a share of preferred stock for each outstanding share of our common stock. The ability of our Board of Directors to issue additional preferred stock and our shareholder rights plan may have the effect of delaying or preventing an attempt by our stockholders to replace or remove existing directors and management.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 32,000 square feet of office, research laboratory and expansion space in Irvine, California, under an operating lease that expires May 31, 2012. Current monthly rent on these facilities is approximately $47,000. We believe that our current facilities will be adequate and suitable for our research and development activities for at least the remainder of the lease term.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings, nor has any material proceeding been terminated during the fiscal year ended December 31, 2010.

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective December 14, 2009, our common stock began quoting on the Over the Counter Bulletin Board, referred to as OTCBB, under the symbol “CORX.OB”. Prior to that date, our common stock traded on the NYSE Amex (formerly, The American Stock Exchange) under the symbol “COR”. The following table presents quarterly information on the high and low sales prices of the common stock furnished by the NYSE Amex or the OTCBB, as applicable, for the fiscal years ended December 31, 2010 and 2009. The quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year ended December 31, 2010

Fourth Quarter	$0.21	$0.15
Third Quarter	0.18	0.14
Second Quarter	0.24	0.16
First Quarter	0.25	0.09

Fiscal Year ended December 31, 2009

Fourth Quarter	$0.22	$0.07
Third Quarter	0.32	0.18
Second Quarter	0.44	0.19
First Quarter	0.63	0.25

As of March 15, 2011, there were 402 stockholders of record of our common stock, and approximately 10,000 beneficial owners. The high and low sales prices for our common stock on March 15, 2011, as quoted on the OTCBB, were $0.16 and $0.14, respectively.

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

During the fiscal year ended December 31, 2010, we did not repurchase any of our securities.

Item 6. Selected Financial Data

Not applicable to smaller reporting company.

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

Going Concern

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern, in its report for the fiscal year ended December 31, 2010, given that we do not have adequate working capital to finance our day-to-day operations. Our continued existence depends upon the success of our efforts to raise additional capital necessary to meet our obligations as they become due and to obtain sufficient capital to execute our business plan. We intend to obtain capital primarily through issuances of debt or equity or entering into collaborative or merger agreements with other pharmaceutical companies. There can be no assurance that we will be successful in completing additional financing or strategic transactions. If we cannot obtain adequate funding, we may be required to significantly curtail or even shut down our operations.

Results of Operations

General

In January 1999, we entered into a research collaboration and exclusive worldwide license agreement with NV Organon (“Organon”) to enable Organon to develop and commercialize our AMPAKINE® technology for the treatment of schizophrenia and depression. In connection with the agreement, we received payments approximating $14,000,000, including an up-front payment, research support and milestone payments. In November 2007, Organon was acquired by Schering-Plough Corporation. Subsequently, in November 2009, Merck Sharpe & Dohme Corp (“Merck”) acquired Schering-Plough Corporation. Following the merger with Schering-Plough, in September 2010 Merck notified us that it would not be proceeding further with the AMPAKINE technology.

As a result, rights to the use of AMPAKINE compounds for the treatment of schizophrenia and depression were returned to us. Merck retains ownership of compounds developed by Organon or developed jointly by Organon with us during the collaboration, but no longer has rights to use our patents or know-how. We are free to pursue strategic opportunities for all of our other AMPAKINE compounds in schizophrenia and depression.

In October 2000, we entered into a research collaboration agreement and an exclusive license agreement with Les Laboratoires Servier (“Servier”). The license agreement will allow Servier to develop and commercialize select AMPAKINE compounds for the treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Amyotrophic Lateral Sclerosis. The research collaboration agreement, as amended, included an up-front payment by Servier of $5,000,000 and research support payments of approximately $2,025,000 per year through early December 2006 (subject to us providing agreed-upon levels of research personnel). In October 2002, Servier agreed to provide us with $4,000,000 of additional research support, in exchange for rights to our AMPAKINE compounds for the potential treatment of anxiety disorders in Servier’s licensed territories.

In early December 2006, we terminated the research collaboration with Servier and as a result the worldwide rights for the AMPAKINE technology for treatment of neurodegenerative diseases were returned to us, other than three compounds selected by Servier for commercialization. In November 2010, Servier selected a jointly discovered high impact AMPAKINE compound, CX1632 (S47445) to advance into Phase I clinical testing. Should the compound be successfully commercialized by Servier, we would receive payments based upon key clinical development milestones and royalty payments on sales in licensed territories.

On March 25, 2010, we entered into an asset purchase agreement with Biovail Laboratories International SRL (“Biovail”). Pursuant to the asset purchase agreement, Biovail acquired our interests in CX717, CX1763, CX1942 and the injectable dosage form of CX1739, as well as certain of our other AMPAKINE compounds and related intellectual property for use in the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. In connection with the transaction, Biovail paid us a lump sum of $9,000,000 upon execution of the asset purchase agreement and an additional $1,000,000 upon completion of the specified transfer plan in September 2010. In addition, the agreement provided us with the right to receive up to three milestone payments in an aggregate amount of up to $15,000,000 plus the reimbursement of certain related expenses, each conditioned upon the occurrence of particular events relating to the clinical development of certain assets that Biovail acquired.

As part of the transaction, Biovail licensed back to us certain exclusive and irrevocable rights to some acquired AMPAKINE compounds, other than CX717, an injectable dosage form of CX1739, CX1763 and CX1942, for use outside of the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. Accordingly, following the transaction with Biovail, we retained rights for the majority of patented compounds in our AMPAKINE drug library, as well as all rights to the non-acquired AMPAKINE compounds for the treatment of neurological diseases and psychiatric disorders that have historically been a focus of our portfolio. Additionally, we retained our rights to develop and commercialize AMPAKINE compounds as a potential treatment for sleep apnea disorders, including an oral dosage form of CX1739.

In September 2010, Biovail’s parent corporation, Biovail Corporation, combined with Valeant Pharmaceuticals International in a merger transaction and the combined company was renamed “Valeant Pharmaceuticals International, Inc.” (“Valeant”). Following the merger, Valeant and Biovail conducted a strategic and financial review of the product pipeline and, as a result, in November 2010, Biovail announced its intent to exit from the respiratory depression project acquired from us in March 2010.

Following that announcement, we immediately entered into discussions with Biovail regarding the future of the respiratory depression project. In March 2011, we entered into a new agreement with Biovail to reacquire the AMPAKINE compounds, patents and rights that Biovail acquired from us in March 2010. The new agreement includes an upfront payment by Cortex of $200,000 and potential future payments of up to $15,150,000 based upon the achievement of certain development and New Drug Application submission and approval milestones. Biovail is also eligible to receive additional payments of up to $15,000,000 based upon our net sales of an intravenous dosage form of the compounds for respiratory depression.

In addition, at any time following the completion of Phase I clinical studies and prior to the end of Phase IIa clinical studies, Biovail retains an option to co-develop and co-market intravenous dosage forms of an AMPAKINE compound as a treatment for respiratory depression and vaso-occlusive crises associated with sickle cell disease. In such an event, we would be reimbursed for certain development expenses to date and Biovail would share in all such future development costs with us. If Biovail makes the co-marketing election, we would owe no further milestone payments to Biovail and we would be eligible to receive a royalty on net sales of the compound by Biovail or its affiliates and licensees.

From our date of organization of February 10, 1987 through the end of our most recent fiscal year ended on December 31, 2010, we sustained losses approximating $114,136,000. Due to projected fluctuations in funding, continuing losses are likely over the next several years, as our ongoing operating expenses will only be offset, if at all, by possible milestone payments from our agreement with Servier, or under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under the Servier agreement or other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will require successful commercial development of our products by Servier or our other prospective partners to attain sustained profitable operations from royalties or other product-based revenues.

We believe that inflation and changing prices have not had a material impact on our ongoing operations to date.

Year ended December 31, 2010 and 2009

For the fiscal year ended December 31, 2010, our net income applicable to common stock of approximately $1,629,000 compares with a net loss applicable to common stock of approximately $10,788,000 for the corresponding prior year period.

Revenues for the year ended December 31, 2010 include amounts related to our March 2010 transaction with Biovail. As detailed above, we received $10,000,000 in connection with the transaction, including $9,000,000 upon execution of the asset purchase agreement and an additional $1,000,000 upon completion of the specified transfer plan in September 2010.

Grant revenues for the year ended December 31, 2010 include amounts awarded by the Michael J. Fox Foundation for Parkinson’s Research. The related grant will provide funding to test select AMPAKINE compounds for their ability to restore brain function in animal models of Parkinson’s disease.

Grant revenues for 2010 also include approximately $245,000 awarded under a program created by the U.S. Congress in the Patient Protection and Affordable Care Act of 2010. The grant reimbursed certain qualifying expenses related to our AMPAKINE CX1739.

For the year ended December 31, 2010, our research and development expenses decreased from approximately $4,598,000 to approximately $3,739,000, or by 19%, and included sublicense payments approximating $940,000 related to our transaction with Biovail. Excluding such sublicense payments, our research and development expenses decreased significantly relative to the prior year period due to the reduction in force that we implemented in mid-March 2009 and as a result of decreased clinical development expenses.

Our expenses for the prior year period included amounts for Phase I clinical testing of AMPAKINE CX1739, as well as initiation of a Phase IIa proof of concept study with the compound in sleep apnea. Total external preclinical and clinical development expenses for CX1739 totaled approximately $310,000 and $1,021,000 for the years ended December 31, 2010 and 2009, respectively.

Our AMPAKINE CX717 was sold in our transaction that we completed with Biovail in March 2010 and subsequently reacquired by us in March 2011. External preclinical and clinical development costs for CX717 for the years ended December 31, 2010 and 2009 totaled approximately $94,000 and $106,000, respectively, with amounts for 2010 reflecting costs triggered by our transaction with Biovail. External preclinical expenses to date through December 31, 2010 for CX717 and CX1739 amounted to approximately $16,000,000 and $3,500,000, respectively.

Other external preclinical expenses for the years ended December 31, 2010 and 2009 for less advanced AMPAKINE compounds were not significant. In total, our external clinical and preclinical expenses for the years ended December 31, 2010 and 2009 approximated $338,000 and $1,143,000, respectively.

Amounts incurred for all internal research and development costs, including personnel costs and indirect amounts allocated to research and development, as well as costs for retaining outside experts for consulting and research activities are deemed to benefit the entire AMPAKINE platform and are not separately evaluated by compound. Such costs, excluding amounts for non-cash stock compensation charges, totaled approximately $3,338,000 and $3,229,000 for the years ended December 31, 2010 and 2009, respectively.

Of these totals, as mentioned above, amounts for 2010 include $940,000 of sublicense fees related to our March 2010 transaction with Biovail. Other costs related to the access and protection of our AMPAKINE technology totaled approximately $544,000 and $589,000 for the years ended December 31, 2010 and 2009, respectively. Expenses for personnel, outside experts and consultants approximated $1,373,000 and $1,955,000 for the years ended December 31, 2010 and 2009, respectively. For the same periods, costs for laboratory facility and supply expenses were approximately $481,000 and $684,000, respectively.

At this time, we are just beginning the clinical development of CX1739 and developing other preclinical backup candidates. Subject to the availability of sufficient finances, as the clinical development of CX1739 expands, our research and development costs are anticipated to increase significantly.

For the year ended December 31, 2010, the non-cash stock compensation charges for research and development decreased from approximately $226,000 to approximately $63,000, or by 72%, compared with the prior year, reflecting fluctuations in our stock price, the completed vesting schedules of earlier granted stock options, credits for forfeited options and a decrease in options granted relative to the prior year period.

Our general and administrative expenses for the year ended December 31, 2010 increased from approximately $3,737,000 to approximately $4,553,000, or by 22%, compared to the corresponding prior year period, mostly reflecting legal and investment banking fees related to the March 2010 transaction that we completed with Biovail, along with fees for an increased use of advisory consultants to assist us in identifying strategic opportunities.

For the year ended December 31, 2010, our non-cash stock compensation charges within general and administrative expenses decreased from approximately $347,000 to approximately $245,000, or by 29%, relative to the prior year, primarily due to the completed vesting schedules of earlier granted options and a decrease in options granted relative to the prior year.

For the year ended December 31, 2010, net interest expense of approximately $545,000 compares with net interest income of approximately $17,000 for the prior year.

Net interest expense for the year ended December 31, 2010 includes interest on our convertible promissory note that we issued to Samyang Optics Co., Ltd., or Samyang, in January 2010, and charges for the amortization of capitalized offering costs and the beneficial conversion feature recorded in connection with the transaction.

Accelerated amortization charges for the offering costs and the beneficial conversion feature were recorded upon Samyang’s conversion of the promissory note in June 2010, along with non-cash charges for the allocated value of warrants issued to Samyang upon the note’s conversion. See Note 3 of Notes to Financial Statements.

The net loss applicable to common stock for the year ended December 31, 2009 included charges of approximately $832,000 related to the beneficial conversion feature of our 0% Series E Convertible Preferred Stock that we issued in April 2009 and $1,515,000 related to the beneficial conversion feature of our Series F Convertible Preferred Stock that we issued in July 2009. These non-cash charges relate to the accounting requirements for the difference between the fair value of our common stock and the conversion price of the preferred stock on the date the preferred stock was issued.

Liquidity and Capital Resources

Pursuant to the terms of our transaction with Biovail in March 2010, Biovail paid us $10,000,000. Additionally, the March 2010 transaction included rights to receive milestone payments and expense reimbursements from Biovail. However, pursuant to the terms of our March 2011 asset repurchase transaction with Biovail, we are no longer entitled to receive any future milestone payments or expense reimbursements from Biovail. Rather, as disclosed earlier in this Annual Report on Form 10-K, as a result of the March 2011 transaction we are obligated to make future payments to Biovail depending upon the occurrence of particular events relating to the clinical development of the repurchased assets.

Under the agreements signed with Servier in October 2000, as amended to date, in November 2010 Servier selected the jointly discovered AMPAKINE compound, S47445, to advance into Phase I clinical trials. We remain eligible to receive payments based upon defined clinical development milestones of the licensed compound and royalties on sales in licensed territories. There can be no assurance that we will receive such milestone payments within our desired timeframe, or if such payments will be received at all.

We also may receive proceeds from the exercise of previously issued warrants to purchase shares of our common stock. The table below summarizes the warrants that remain outstanding as of December 31, 2010 that were issued in connection with prior offerings and placements of our common stock.

Date of Issuance	Exercise Price per Share	Number of Warrants Outstanding as of December 31, 2010	Expiration Date	Approximate Potential Proceeds, if Fully Exercised

January 2007(1)	$1.66	2,996,927	January 21, 2012	$4,975,000
August 2007(1)	$2.64	2,830,000	August 28, 2012	$7,471,000
August 2007(2)	$3.96	176,875	August 28, 2012	$700,000
April 2009(1)	$0.27	6,941,176	October 17, 2012	$1,889,000
April 2009(2)	$0.26	433,824	October 17, 2012	$113,000
July 2009(1)	$0.27	6,060,470	January 31, 2013	$1,636,000
July 2009(2)	$0.37	606,047	January 31, 2013	$222,000
June 2010(1)(3)	$0.21	4,081,633	June 7, 2012	$841,000

(1)	Represents warrants issued to the investor(s) in the related transaction.
(2)	Represents warrants issued to the placement agent(s) in the related transaction.
(3)	See Note 3 to Notes to the Financial Statements.

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

Warrants issued to the investor in the April 2009 transaction were originally issued with an exercise price of $0.34 per share. In February 2010, the exercise price for these warrants was reduced to $0.27 per share in exchange for the investor’s consent and waiver with respect to our private placement of a convertible promissory note that we completed in January 2010, as explained more fully in Note 3 in the Notes to the Financial Statements.

None of the warrants detailed above are “in-the-money” as of December 31, 2010. We can give no assurance that we will receive proceeds from the exercise of any of the outstanding warrants.

Cash Position

As of December 31, 2010, we had cash, cash equivalents and marketable securities totaling approximately $3,031,000 and working capital of approximately $2,120,000. As of December 31, 2009, we had cash, cash equivalents and marketable securities totaling approximately $226,000 and a working capital deficit of approximately $1,976,000. The increases in cash and working capital reflect amounts received from our March 2010 transaction with Biovail, offset by amounts required to fund operations.

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

For the year ended December 31, 2010, net cash provided by operating activities was approximately $1,339,000, and included our net income for the period of approximately $1,629,000,

adjusted for non-cash expenses for depreciation, amortization, warrant and stock compensation charges aggregating approximating $936,000, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $6,944,000 during the year ended December 31, 2009, and included our net loss for the period of approximately $8,441,000, adjusted for non-cash stock compensation charges of approximately $573,000, depreciation charges aggregating approximately $187,000, and changes in operating assets and liabilities.

Net cash used in investing activities was approximately $2,000,000 for the year ended December 31, 2010, and mostly resulted from the purchases of marketable securities and fixed assets of approximately $2,622,000 and $51,000, respectively, partially offset by the maturity of marketable securities of approximately $610,000 and the proceeds from the sales of fixed assets totaling approximately $63,000. For the year ended December 31, 2009, net cash provided by investing activities approximated $2,830,000, and resulted from the maturity and sale of marketable securities of approximately $2,714,000 and the proceeds from the sales of fixed assets totaling approximately $117,000.

For the year ended December 31, 2010, net cash provided by financing activities totaled approximately $1,472,000, and resulted from our private placement of a convertible promissory note in January 2010. Net cash provided by financing activities approximated $2,910,000 for the year ended December 31, 2009, and reflected proceeds from the Company’s registered direct offering of its 0% Series E Convertible Preferred Stock and its private placement of Series F Convertible Preferred Stock in April 2009 and July 2009, respectively.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2012. The commitments under the lease agreement for the year ending December 31, 2011 and the five months ending May 31, 2012 are approximately $581,000 and $248,000, respectively.

In addition to amounts recorded on our Balance Sheet as of December 31, 2010, we are committed to approximately $124,000 for research related to the grant from the Michael J. Fox Foundation for Parkinson’s Research, which costs will be covered by funds awarded and received under the grant. These related funds have been recorded as restricted cash in our financial statements as of December 31, 2010. Under our agreements with academic institutions, we are required to make minimum annual royalty payments approximating $70,000. Commitments for preclinical and clinical development expenses approximate $237,000, nearly all of which is payable within the next twelve months.

In June 2000, we received $247,300 from the Institute for the Study of Aging (the “Institute”), a non-profit foundation supported by the Estee Lauder Trust. The advance partially offset our limited costs for our testing in patients with MCI that we conducted with our partner, Servier. Provided that we comply with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance has been extended until we enter an AMPAKINE compound into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of our common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Staffing

As of December 31, 2010, we had 11 full-time employees. We do not anticipate significant increases in the number of our full-time employees within the coming year.

Plant and Equipment

We expect that we will require modest investments in plant and equipment within the coming year.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements within the meaning of Item 303(a)(4) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting company.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Management conducted an assessment of the effectiveness, as of December 31, 2010, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

There has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Mark A. Varney, Ph.D.
Mark A. Varney, Ph.D.
(Chief Executive Officer)

/s/ Maria S. Messinger
Maria S. Messinger
(Chief Financial Officer)

March 18, 2011

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Nominees for Director

The names of the nominees for director and certain biographical information about them are set forth below:

Name	Age	Director Since	Principal Occupation

Robert F. Allnutt (1)(3)	75	1995	Senior Counselor, APCO Worldwide, Inc.

John F. Benedik (2)(3)	63	2005	Retired Senior Partner, Arthur Andersen LLP

Charles J. Casamento (1)(2)	65	1997	Principal and Executive Director, The Sage Group, Inc.

Carl W. Cotman, Ph.D. (4)	71	1991	Professor of Neurology and Neurobiology and Behavior, University of California at Irvine; Co-Founder and Scientific Director to the Company

Peter F. Drake, Ph.D. (2)(3)	57	2003	Managing General Partner, Mayflower Partners

M. Ross Johnson, Ph.D. (1)(4)	66	2002	President and Chief Executive Officer, Parion Sciences, Inc.

Roger G. Stoll, Ph.D.	68	2002	Executive Chairman of the Company

Mark A. Varney, Ph.D. (4)	44	2007	President and Chief Executive Officer of the Company

(1)	Member of Compensation Committee

(2)	Member of Audit Committee

(3)	Member of Governance and Nominations Committee

(4)	Member of Research and Development Committee

Robert F. Allnutt has been a director since December 1995 and served as Chairman of the Board from February 1999 until the appointment of Roger G. Stoll, Ph.D. in August 2002. Since February 1995, Mr. Allnutt has been a senior counselor for APCO Worldwide, Inc., a public affairs and strategic communications company. Mr. Allnutt was Executive Vice President of the Pharmaceutical Manufacturers Association (“PhRMA”) from 1985 until 1995 and was Vice President for Governmental Relations of Communications Satellite Corporation from 1984 until 1985. Prior to 1984, Mr. Allnutt held numerous positions in the federal government for over 25 years, including 15 years at the National Aeronautics and Space Administration (“NASA”), where he attained the position of Associate Deputy Administrator, the third highest ranking position in the agency headquarters. Mr. Allnutt has served as Vice Chair of the board of directors of the American Hospice Foundation and as a director of several pharmaceutical-related public and private companies, and of numerous charitable organizations including the National Health Council, the National Council on Aging, the National Medals of Science and Technology Foundation, and the NASA Alumni League. Mr. Allnutt holds a B.S. in Industrial Engineering from the Virginia Polytechnic Institute and J.D. (with distinction) and L.L.M. degrees from George Washington University.

We believe that Mr. Allnutt’s qualifications to serve on our Board include valuable business and management insights based on his past experience as a senior staff member of PhRMA, along with his significant experience in both public and private health care organizations and his work within NASA, a federal agency, for 15 years. His broad range of experience and knowledge of the U.S. legal environment provides unique expertise and perspective as a member of our board. Mr. Allnutt currently serves on both our Compensation Committee and our Governance and Nominations Committee.

John F. Benedik was appointed to our Board in December 2005. From 1970 to May 2003, Mr. Benedik worked at Arthur Andersen LLP, where he was admitted to the firm’s partnership in 1980. During his tenure with Arthur Andersen LLP, Mr. Benedik held a number of positions, including Division Head for the Consumer Products and Services audit division of the New York area offices from 1994 to 1998, Managing Partner of the New Jersey office from 1999 to 2002 and Practice Director of the New York area offices from 1998 to 2002. From September 2002 to May 2003, Mr. Benedik was a Managing Director of Arthur Andersen LLP. Mr. Benedik served on the board of directors and the audit committee of the board of Aeroflex Incorporated, a global provider of high technology solutions to aerospace, defense, cellular and broadband communications markets, from June 2004 until it was acquired in August 2007 by Veritas Capital in a transaction valued at approximately $1.1 billion. He currently serves as a board member and treasurer of the American Conference on Diversity. Mr. Benedik, a retired Certified Public Accountant in New York and New Jersey, received a B.A. in English from Fordham College and an M.B.A from the Columbia University Graduate School of Business with a concentration in accounting.

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

Charles J. Casamento has served as a director of the Company since July 1997. Since May 2007, Mr. Casamento has been a Principal and Executive Director of The Sage Group, Inc., a provider of strategic and transactional assistance to healthcare companies in the pharmaceutical, diagnostic, medical device, biotechnology and life science fields. From October 2004 to April 2007, Mr. Casamento was President, Chief Executive Officer and a member of the board of directors of Osteologix, Inc. a publicly held pharmaceutical company that develops products for potential use in treating osteoporosis. From 1999 to August 2004, Mr. Casamento served as Chairman of the board of directors, President and Chief Executive Officer of Questcor Pharmaceuticals, Inc., a publicly held biopharmaceutical company. Mr. Casamento formerly served as RiboGene, Inc.’s Chairman of the board of directors, President and Chief Executive Officer from 1993 through 1999 until it merged with Cypros to form Questcor. He was co-founder, President and Chief Executive Officer of Interneuron Pharmaceuticals, a biopharmaceutical company, from March 1989 until May 1993. Prior to that, Mr. Casamento has held senior management positions at a number of companies, including Senior Vice President and General Manager of Genzyme; Vice President, Business Development and Strategic Planning for the Critical Care Division of American Hospital Supply; and finance, marketing and business development positions with Johnson & Johnson, Hoffman-LaRoche, Inc. and Sandoz Inc. Currently, Mr. Casamento serves on the board of directors and as Chairman of the pharmaceutical business development committee and Chairman of the audit committee of Supergen, Inc., a publicly held pharmaceutical company, and he serves on the board of directors and as Chairman of the pharmaceutical business development committee and member of the audit committee and compensation committee of International Stem Cell Corporation, a publicly held developer of stem cell technology; and he serves on the board of directors and is a member of the audit committee and Chairman of the compensation committee of Vivus, Inc., a publicly held pharmaceutical company. He holds a B.S. in Pharmacy from Fordham University and an M.B.A. from Iona College.

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

Carl W. Cotman, Ph.D. is a co-founder of the Company. He has been a Scientific Director of and consultant to the Company since October 1987, and has served as a director of the Company from March 1989 to October 1990 and since November 1991. Dr. Cotman is currently a Professor of Neurology and Neurobiology and Behavior at the University of California, Irvine, where he also held various other teaching and research positions since he began his career there in 1968. From 1995 to 2008, he was the Director of the Institute for Brain Aging and Dementia at the University of California, Irvine (“UCI”). He currently is Director of the Alzheimer Research Center at UCI. He has chaired the Scientific Advisory Council of the Alzheimer’s Association and is currently a member of numerous professional associations and committees, including the National Institute of Aging Task Force and the Bayer Consumer Care Nutrition Advisory Board. Dr. Cotman also serves on editorial boards of publications such as the Journal of Alzheimer’s Disease and Other Dementias. Dr. Cotman received his B.A. in Chemistry from Wooster College, an M.A. in Analytical Chemistry from Wesleyan University, and a Ph.D. in Biochemistry from Indiana University.

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

Peter F. Drake, Ph.D. has served as a director of the Company since October 2003. Dr. Drake is currently the Managing General Partner of Mayflower Partners, a healthcare investment fund. From 1999 to 2002, he served as a Managing Director in the Equity Research Department of Prudential Securities, Inc., after Prudential acquired Vector Securities International, an investment banking firm co-founded by Dr. Drake in 1988. Vector specialized in raising capital for emerging healthcare companies and acted as an advisor in merger and alliance transactions in the healthcare area. Dr. Drake also co-founded Deerfield Management and Vector Fund Management, both of which are healthcare hedge funds. Dr. Drake joined the investment banking firm of Kidder, Peabody & Co. as a Biotechnology Analyst in 1983, becoming a partner in 1986. He currently serves on the board of directors of Trustmark Insurance Co., a healthcare insurance provider, Sequoia Sciences, a private biotechnology company, and Rodman & Renshaw Capital Group, an investment bank that provides corporate finance, strategic advisory and related services to public and private companies. Dr. Drake received a B.A. degree in Biology from Bowdoin College and attended the Wharton School of Business at the University of Pennsylvania. After receiving his Ph.D. in Biochemistry and Neurobiology from Bryn Mawr College, he spent three years as a Senior Research Associate in the Department of Developmental Biology and Anatomy at Case Western Reserve University.

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

Roger G. Stoll, Ph.D. has served as a director of the Company since April 2002, and served as Chairman, President and Chief Executive Officer of the Company from August 2002 to August 2008. In August 2008, Dr. Stoll became Executive Chairman of the Company. From 2001 to 2002, Dr. Stoll served as a consultant to the venture capital industry. From 1998 to January 2001, Dr. Stoll served as Executive Vice President at Fresenius Medical Care-North America, with responsibility for the Dialysis Products Division, Spectra Medical Services Division (diagnostic services), and the North American CIS group (computer information systems). From 1991 to 1998, he served as President and Chief Executive Officer of Ohmeda Inc., a pharmaceutical and medical products company with worldwide sales of approximately $1 billion. He also was a member of the board of directors of BOC Group, PLC, now part of The Linde Group. From 1986 to 1991, Dr. Stoll served as a senior executive at Bayer AG, where he rose to the position of Executive Vice President and General Manager of the worldwide diagnostic business group that managed direct sales, manufacturing, research and development and services in over 60 countries. From 1976 to 1986, Dr. Stoll held positions of increasing responsibility at the American Critical Care division of American Hospital Supply Corporation (now Baxter), including President of American Critical Care from 1981 to 1986. He started his industrial career in 1972 at The Upjohn Company, where he conducted Phase I – IV clinical pharmacology studies in humans. Dr. Stoll serves on the board of directors of Chelsea Therapeutics, a publicly held company focusing on the acquisition, development and commercialization of products for the treatment of autoimmune diseases, inflammatory diseases and cancer. Dr. Stoll also serves on the board of directors of Delcath Systems, Inc., a publicly held company engaged in the development and testing of systems for the treatment of liver cancer. Additionally, Dr. Stoll serves on the Alumni Advisory Board for the School of Pharmacy for the University of Connecticut. He is also a director of BIOCOM, a regional trade organization for biotech and pharmaceutical companies. He obtained his B.S. in pharmacy from Ferris State University and a Ph.D. in biopharmaceutics from the University of Connecticut. He also carried out post-doctoral studies in pharmacokinetics at the University of Michigan and has published over 30 scientific papers and contributed chapters in textbooks in the field of drug kinetics.

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

Executive Officers

Each executive officer of the Company serves at the discretion of the Board of Directors. The names of the Company’s executive officers and certain biographical information about them are set forth below:

Name	Age	Position with Company
Roger G. Stoll, Ph.D.	68	Executive Chairman
Mark A. Varney, Ph.D.	44	President and Chief Executive Officer
Maria S. Messinger	43	Vice President, Chief Financial Officer and Corporate Secretary
James H. Coleman	69	Senior Vice President, Business Development
Steven A. Johnson	59	Vice President, Preclinical Development

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

Steven A. Johnson, Ph.D., was appointed Vice President of Preclinical Development in January 2004 and appointed as an executive officer of the Company in January 2007. Dr. Johnson has served as Director, Clinical Research from 2000 to 2003, Director, Biological Research from 1995 to 2000, and Senior Scientist of the Company from 1994 to 1995. From 1989 to 1994, Dr. Johnson was a Research Assistant Professor in the School of Gerontology at the University of Southern California. Prior to that, he conducted research in the field of the molecular biology of development at the California Institute of Technology, and conducted research in the field of molecular biology of Alzheimer’s disease at the University of Southern California. A recipient of numerous federal, state and private grants, Dr. Johnson has published more than 50 scientific papers. He received his B.S. in Food Science from Oregon State University and his Ph.D. in Molecular Biology from Purdue University.

Other Key Employees

Leslie J. Street, Ph.D., 52, was appointed Senior Director of Medicinal Chemistry in March 2007. From October 2006 to January 2007, Dr. Street was the Senior Director and Head of Medicinal Chemistry at Renovis, Inc., a biopharmaceutical company engaged in the discovery and development of drugs to address neurological conditions and neuroinflammatory disorders. From March 2006 to August 2006, he served as a consultant to Neurocrine Biosciences, Inc., a biopharmaceutical company focused on the discovery and development of therapeutics to treat diseases and disorders of the central nervous system. From October 1985 to March 2006, Dr. Street conducted research at Merck’s Neuroscience Research Center in the U.K., a division of Merck, Inc., with his most recent position as Distinguished Senior Investigator of Medicinal Chemistry. During his tenure at Merck, Dr. Street was focused on drug discovery programs for treating migraine, cognitive disorders, anxiety and schizophrenia. He led medicinal chemistry teams that were successful in advancing several clinical candidates in the central nervous system disease area, including the anti-migraine drug Rizatriptan (MAXALT®), which was approved by the Food and Drug Administration in 1998. Dr. Street has published nearly 50 peer-reviewed manuscripts and over 80 patents. He received his B.S. and his Ph.D. in Chemistry from Leeds University in the U.K.

Scientific Consultants

The key scientific consultant to the Company is Gary S. Lynch, Ph.D. Arvid M. Carlsson, M.D., Ph.D. serves as a consultant to the Board of Directors.

Gary S. Lynch, Ph.D., 67, is a co-founder of the Company. He has been a Scientific Director of and consultant to the Company since October 1987 and served as a director of the Company from March 1988 to March 1989 and again from December 1994 to December 1995. Dr. Lynch has been a Professor in the Department of Psychiatry at the University of California, Irvine since 1981, and has held various other teaching and research positions at that University since 1969. Dr. Lynch has authored or co-authored nearly 600 research publications in the areas of neurobiology, cognition and memory. Dr. Lynch holds a B.A. from the University of Delaware and a Ph.D. from Princeton University.

Arvid Carlsson, M.D., Ph.D., 88, has been a consultant to the Company since April 2002. A co-recipient of the 2000 Nobel Prize for Medicine, Dr. Carlsson is Professor Emeritus at the University of Göteborg, and is a member of the Swedish Academy of Sciences and a foreign affiliate of the U.S. National Academy of Sciences. Dr. Carlsson has authored several hundred articles, which have helped to form the basis of modern neuropsychopharmacology. In 1975, he was elected as a Foreign Corresponding Fellow of The American College of Neuropsychopharmacology. In addition to the Nobel Prize, he has been the recipient of The Japan Prize in Psychology and Psychiatry, The Research Prize of the Lundbeck Foundation (Denmark) and the Lieber Prize (USA) for research in schizophrenia. He was also the recipient of the Legion of Honour (France). Dr. Carlsson’s memberships include Member of the Academia Europaea, Member of the Royal Swedish Academy of Sciences, Honorary Fellow of the World Federation of Societies of Biological Psychiatry, Honorary Foreign Associate of the Institute of Medicine, National Academy of Sciences, U.S.A. and Honorary Member of the German Society of Biological Psychiatry. Dr. Carlsson received his M.D. and Ph.D. in Pharmacology from the University of Lund, Sweden.

Board Committees — Audit Committee

During the fiscal year ended December 31, 2010, the Audit Committee consisted of Mr. Benedik as Chairman of the Committee, Dr. Drake and Mr. Casamento. None of Mr. Benedik, Dr. Drake, or Mr. Casamento is or has been an officer or employee of the Company and in all other respects meets the qualifications of an “independent” director as that term is used in Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended. The Company’s Board of Directors has determined that Mr. Benedik, Chairman of the Audit Committee, qualifies as an “audit committee financial expert” under rules promulgated by the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on the review of copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2010, all of our officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2010, 2009 and 2008. The information under the heading, “Stock Awards” for all applicable named executive officers includes the fair market value of shares of the Company’s common stock issued in exchange for accrued paid time off in excess of fifty (50) days, as explained more fully below. The information contained under the heading, “Option Awards” for all named executive officers includes the estimated value of equity awards using the Black-Scholes option pricing model as of the grant date of such awards, as explained more fully below, and does not reflect actual cash payments or actual dollars awarded.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)		Total ($)
Roger G. Stoll, Ph.D.	2010	$338,218	—	—	$—	—		$338,218
Executive Chairman	2009	$305,250	—	—	$93,552	—		$398,802
	2008	$370,000	—	—	$87,280	—		$457,280

Mark A. Varney, Ph.D.	2010	$330,905	$30,000	—	$—	$49,600	(4)	$410,505
President and Chief	2009	$298,650	—	—	$97,706	$68,800	(5)	$465,156
Executive Officer	2008	$347,277	—	—	$241,933	$88,000	(6)	$677,210

Maria S. Messinger, CPA	2010	$222,127	$30,000	—	$—	—		$252,127
Vice President, Chief	2009	$200,475	—	—	$63,143	—		$263,618
Financial Officer and	2008	$243,000	—	$14,870	$43,640	—		$301,510
Corporate Secretary

James H. Coleman	2010	$228,526	—	—	$—	$9,279	(7)	$237,805
Senior Vice President,	2009	$206,250	—	—	$45,696	$9,280	(7)	$261,226
Business Development	2008	$250,000	—	$5,464	$43,640	$9,280	(7)	$308,384

Steven A. Johnson, Ph.D.	2010	$202,017	$30,000	—	$—	—		$232,017
Vice President of	2009	$182,325	—	—	$43,536	—		$225,861
Preclinical Development	2008	$221,000	—	$8,589	$43,640	—		$273,229

(1)	Amounts represent the fair market value of shares issued in exchange for cancellation of accrued paid time off in excess of fifty (50) days as of the end of May 2008, based upon the employee’s current rate of compensation per day. The exchange took place on May 30, 2008 based on the closing price per share of the Company’s common on the NYSE Amex of $0.78 on such date and rounded to the nearest whole share. In connection with the transaction, Ms. Messinger, Mr. Coleman and Dr. Johnson received 19,064, 7,005, and 11,012 shares of the Company’s common stock, respectively. The shares of the Company’s common stock were issued under the Company’s 2006 Stock Incentive Plan.

(2)	Amounts represent the aggregate grant date estimated fair value of the option award using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in footnote 1 to the Company’s audited financial statements for the fiscal year ended December 31, 2010, included in this Annual Report on Form 10-K.

(3)	In accordance with Securities and Exchange Commission rules, “Other Annual Compensation” in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits was less than $10,000.

(4)	Represents payments by the Company to Dr. Varney under the terms of his employment agreement and related to his relocation to southern California, including $31,000 for a mortgage subsidy, subject to a gross-up of $18,600 to cover his additional income tax liabilities. See “Employment and Consulting Agreements” on page 50.

(5)	Represents payments by the Company to Dr. Varney under the terms of his employment agreement and related to his relocation to southern California, including $43,000 for a mortgage subsidy, subject to a gross-up of $25,800, to cover his additional income tax liabilities. See “Employment and Consulting Agreements” on page 50.

(6)	Represents payments by the Company to Dr. Varney under the terms of his employment agreement and related to his relocation to southern California, including $55,000 for a mortgage subsidy, subject to a gross-up of $33,000, to cover his additional income tax liabilities. See “Employment and Consulting Agreements” on page 50.

(7)	Represents premiums for life insurance for Mr. Coleman, in lieu of participation in the Company’s medical benefit plans.

The table below details the cash and estimated values for the non-cash components of the above summary compensation information for each named executive officer for the years ended December 31, 2010, 2009 and 2008. The non-cash components include the estimated value of equity awards using the Black-Scholes option pricing model, as described more fully in the table above.

Name and Principal Position	Year	Total Cash Compensation ($)	Total Non-cash Compensation ($)	Total ($)
Roger G. Stoll, Ph.D.	2010	$338,218	$—	$338,218
Executive Chairman	2009	$305,250	$93,552	$398,802
	2008	$370,000	$87,280	$457,280

Mark A. Varney, Ph.D.	2010	$410,505	$—	$410,505
President and Chief Executive Officer	2009	$367,450	$97,706	$465,156
	2008	$435,277	$241,933	$677,210

Maria S. Messinger, CPA	2010	$252,127	$—	$252,127
Vice President, Chief Financial Officer and	2009	$200,475	$63,143	$263,618
Corporate Secretary	2008	$243,000	$58,510	$301,510

James H. Coleman	2010	$237,805	$—	$237,805
Senior Vice President, Business Development	2009	$215,530	$45,696	$261,226
	2008	$259,280	$49,104	$308,384

Steven A. Johnson, Ph.D.	2010	$232,017	$—	$232,017
Vice President, Preclinical Development	2009	$182,325	$43,536	$225,861
	2008	$221,000	$52,229	$273,229

Narrative to Summary Compensation Table

In June 2004, the Board of Directors approved a performance-based incentive compensation program for named executive officers that included cash bonus targets of 20% of respective annual base salaries. Actual bonus amounts may differ from the established targets based upon our performance, as well as that of the individual named executive officer, as compared to established goals. For the year ended December 31, 2010, performance bonuses of $30,000 were awarded to each of Dr. Mark A. Varney, Ms. Maria S. Messinger and Dr. Steven A. Johnson. These performance bonuses represented less than 20% of the annual base salary for each of the respective named executive officers. There were no performance bonuses awarded to the named executive officers for the years ended December 31, 2009 and 2008.

The exercise price for the stock options granted to the named executive officers is no less than the fair market value of the stock on the date of the grant. Options vest at a rate of 33 1/3% per year starting on the anniversary date of the option grant and are contingent upon the officer’s continued employment. Accordingly, the option will provide a return to the named executive officer only if he or she remains our employee and the market price of our common stock appreciates over the option term. There were no stock options granted to the named executive officers during the year ended December 31, 2010.

To better align the interests of our named executive officers with those of its stockholders, to create ownership focus and to build long-term commitment, we have adopted a common stock ownership policy for our named executive officers. The policy requires named executive officers to acquire and maintain ownership of at least 30,000 shares of our common stock before December 16, 2007, or within three years of commencement of service as a named executive officer, whichever is later. Thereafter, the policy provides for the withholding of salary increases and bonus payments, until the share ownership level has been achieved and maintained by such named executive officer. The Board of Directors has determined that all named executive officers are currently in compliance with the above common stock ownership policy.

See also “Employment and Consulting Agreements” for further discussion of compensation arrangements pursuant to which the amounts listed under the Summary Compensation Table and Grants of Plan-Based Awards Table were paid or awarded and the criteria for such payment or award.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unvested stock awards as of December 31, 2010. The table below relates solely to outstanding option awards as of December 31, 2010. Except as noted in the footnotes below, the options listed below vest at a rate of 33 1/3% per year commencing on the first anniversary of the date of grant and have a ten-year term.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Roger G. Stoll, Ph.D.	187,667		375,333	—	$0.20	08/22/2019
	133,334		66,666	—	$0.54	01/18/2018
	300,000		—	—	$1.30	12/18/2016
	205,017	(1)	—	—	$2.95	02/09/2016
	300,000		—	—	$2.35	12/01/2015
	300,000		—	—	$2.68	12/16/2014
	600,000		—	—	$2.76	12/09/2013
	14,545	(2)	—	—	$4.40	09/02/2013
	1,061	(3)	—	—	$3.77	08/29/2013
	2,326	(3)	—	—	$1.72	07/31/2013
	2,222	(3)	—	—	$1.80	06/30/2013
	2,247	(3)	—	—	$1.78	05/30/2013
	3,604	(3)	—	—	$1.11	04/30/2013
	5,556	(3)	—	—	$0.72	03/31/2013
	5,634	(3)	—	—	$0.71	02/28/2013
	600,000	(4)	—	—	$0.78	08/13/2012
	30,000		—	—	$2.68	04/09/2012
Mark A. Varney, Ph.D.	196,000		392,000	—	$0.20	08/22/2019
	133,334		66,666	—	$0.97	08/13/2018
	133,334		66,666	—	$0.54	01/18/2018
	250,000		—	—	$1.30	12/18/2016
	750,000	(5)	—	—	$2.95	01/30/2016
Maria S. Messinger, CPA	126,667		253,333	—	$0.20	08/22/2019
	66,667		33,333	—	$0.54	01/18/2018
	125,000		—	—	$1.30	12/18/2016
	100,000		—	—	$2.35	12/01/2015
	100,000		—	—	$2.68	12/16/2014
	75,000		—	—	$2.76	12/09/2013
	663	(3)	—	—	$3.77	08/29/2013
	1,453	(3)	—	—	$1.72	07/31/2013
	1,389	(3)	—	—	$1.80	06/30/2013
	1,404	(3)	—	—	$1.78	05/30/2013
	2,252	(3)	—	—	$1.11	04/30/2013
	3,472	(3)	—	—	$0.72	03/31/2013
	3,521	(3)	—	—	$0.71	02/28/2013
	50,000		—	—	$0.75	12/16/2012
	40,000		—	—	$2.27	04/24/2011
James H. Coleman	91,667		183,333	—	$0.20	08/22/2019
	66,667		33,333	—	$0.54	01/18/2018
	125,000		—	—	$1.30	12/18/2016
	100,000		—	—	$2.35	12/01/2015
	100,000		—	—	$2.68	12/16/2014
	75,000		—	—	$2.76	12/09/2013
	840	(3)	—	—	$3.77	08/29/2013
	1,841	(3)	—	—	$1.72	07/31/2013
	1,759	(3)	—	—	$1.80	06/30/2013
	1,779	(3)	—	—	$1.78	05/30/2013
	2,853	(3)	—	—	$1.11	04/30/2013
	4,398	(3)	—	—	$0.72	03/31/2013
	4,460	(3)	—	—	$0.71	02/28/2013
	50,000	(6)	—	—	$0.80	02/11/2013
	100,000		—	—	$0.75	12/16/2012

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
	50,000	—	—	$2.11	10/09/2011
Steven A. Johnson, Ph.D.	87,334	174,666	—	$0.20	08/22/2019
	66,667	33,333	—	$0.54	01/18/2018
	150,000	—	—	$1.30	12/18/2016
	100,000	—	—	$2.35	12/01/2015
	100,000	—	—	$2.68	12/16/2014
	50,000	—	—	$2.76	12/09/2013
	30,000	—	—	$0.75	12/16/2012

(1)	Dr. Stoll received options in lieu of cash reimbursement of real estate expenses incurred in connection with the relocation of his principal residence to southern California. These options were fully vested on the date of grant and have an exercise price equal to $2.95, representing the closing price of the Company’s Common Stock on the NYSE Amex on the grant date.

(2)	Beginning in May 2003, Dr. Stoll voluntarily deferred his entire base salary, as previously reduced. In September 2003, Dr. Stoll agreed to accept stock options to purchase 14,545 shares of the Company’s Common Stock in lieu of this deferred salary. The number of options issued represents $64,000 of his deferred salary divided by the closing sale price of the Company’s Common Stock on the NYSE Amex on the date that Dr. Stoll’s salary was re-instated in September 2003. These options were fully vested on the date of grant.

(3)	Represents stock options issued in lieu of a portion of base salary. The number of options issued represents the dollar value of base salary not received by the named executive officer divided by the closing sale price of the Company’s Common Stock on the NYSE Amex on the last trading day of the month during which the portion of base salary was not received by the named executive officer. These options were fully vested on the date of grant.

(4)	In connection with his employment, Dr. Stoll was granted options to purchase 600,000 shares of Common Stock at an exercise price of $0.78 per share, representing the closing price of the Company’s Common Stock on the NYSE Amex on the date of grant. Of the 600,000 options granted, 200,000 options vested immediately. Another 200,000 options vested upon securing the amendment to the Company’s agreement with Les Laboratoires Servier in October 2002. The remaining 200,000 options vested upon the achievement of pre-determined milestones, all of which were met by the beginning of 2007.

(5)	In connection with his employment, Dr. Varney was granted options to purchase 750,000 shares of Common Stock at an exercise price of $2.95 per share, representing the closing price of the Company’s Common Stock on the date of grant. Of the 750,000 options granted, 100,000 options vested upon his first date of employment on January 30, 2006; 100,000 options vested one-year from his initial date of employment, or January 30, 2007; and 550,000 options vested in equal annual installments over a three-year period from the date of grant.

(6)	During 2003, Mr. Coleman agreed to accept stock options in lieu of the cash bonus provided in his employment agreement. These options were fully vested on the date of grant and have an exercise price per share equal to $0.80, representing the closing price of the Company’s Common Stock on the NYSE Amex on the grant date.

Potential Payments Upon Termination or Change-in-Control

The named executive officers have each entered into employment agreements and/or severance agreements governing payments upon termination or in the event we are subject to a change-in-control. See “Employment and Consulting Agreements” on page 50. In March 2009, the named executive officers also entered into retention agreements, the impact of which is included in this section titled “Potential Payments Upon Termination or Change-in-Control.” The terms of such agreements are discussed under the heading “Transactions with Related Parties” on page 56.

Payments Made Upon Termination

Regardless of the manner in which a named executive officer’s employment terminates, he or she shall be entitled to receive amounts earned during the term of his or her employment. Such amounts may include stock options awarded under the Company’s 1996 Stock Incentive Plan, 2006 Stock Incentive Plan, as amended, and independent of such plans, a portion of which may be subject to accelerated vesting, accrued obligations (including unused vacation pay), and a pro-rated bonus, if applicable. In the event that Dr. Stoll, Dr. Varney, Ms. Messinger or Mr. Coleman’s employment is terminated by the Company without cause or by such named executive officer for good reason (as defined in their respective agreements), such person shall be entitled to receive a severance payment of twelve (12) months of his or her base salary (with the exception of Dr. Varney who shall be entitled to receive a severance payment of twelve (12) months of his base salary based upon his average monthly base salary for the twelve (12) months immediately prior to the termination event). Additionally, in such instance Ms. Messinger may be entitled to twelve (12) months continued health and benefits coverage.

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

Payments Made Upon a Change-In-Control Without Termination

If the Company is subject to a change-in-control, irrespective of whether a termination of employment occurs, all stock options held by the named executive officer will automatically vest and become exercisable (with the exception of Mr. Coleman who will receive accelerated vesting for one additional year and only if he is terminated). Additionally, pursuant to the terms of the March 2009 retention agreements, under certain circumstances each named executive officer will be entitled to receive a lump sum cash bonus equal to six (6) months of the executive’s base salary.

Payments Made Upon Termination in Connection With a Change-In-Control

If a named executive officer’s employment is terminated in connection with or, for Dr. Johnson, within six (6) months following, a change of control without cause or for good reason (other than Dr. Johnson whose agreement does not include termination for good reason), then the named executive officers shall be entitled to the benefits listed under the headings “Payments Made Upon Termination”and “Payments Made Upon a Change-In-Control Without Termination,” included above. Additionally, in connection with such event, Dr. Johnson will receive a severance payment of twelve (12) months of his base salary and twelve (12) months continued health and benefits coverage. Further, pursuant to the terms of the March 2009 retention agreements, under certain circumstances each named executive officer will be entitled to receive a lump sum cash bonus equal to six (6) months of the executive’s base salary.

Employment and Consulting Agreements

Roger G. Stoll, Ph.D. has served as a director of the Company since April 2002 and became Chairman, President and Chief Executive Officer of the Company in August 2002. In August 2008, Dr. Stoll became the Executive Chairman of the Company and Dr. Varney became the President and Chief Executive Officer. Dr. Stoll’s employment agreement originally included a three-year term, was subsequently amended to include another three-year term expiring in August 2008, a one-year term expiring in August 2009, another one-year term expiring in August 2010 and another one-year term expiring in August 2011. As of December 31, 2010, his employment called for a base salary of $370,000 per year. Dr. Stoll’s base salary is subject to annual review by the Compensation Committee of the Board of Directors. Under the terms of his employment agreement, in the event of termination of his employment, under certain circumstances Dr. Stoll is entitled to compensation equal to twelve (12) months of his then current salary. In addition, in the event of his termination of employment, in certain circumstances, any vested options granted to Dr. Stoll remain exercisable for the remainder of the original option term and any unvested options granted to Dr. Stoll in connection with his employment, as detailed above, may be subject to accelerated vesting and remain exercisable for the remainder of the original option term. In the event of termination due to disability, Dr. Stoll will be entitled to receive a salary benefit equal to the difference between any insurance proceeds received and twelve (12) months salary. Further, upon a change-in-control of the Company, all unvested options then held by Dr. Stoll shall be subject to accelerated vesting.

Mark A. Varney, Ph.D. joined the Company as Chief Operating Officer and Chief Scientific Officer in January 2006 and was named President and Chief Executive Officer in August 2008. His employment agreement provides for a three-year term through August 2011 and calls for a base salary of $362,000 per year as of December 31, 2010. Dr. Varney’s employment agreement includes an annual bonus, at the discretion of the Board of Directors of the Company. Pursuant to the terms of his employment agreement, the Company will provide Dr. Varney with a mortgage subsidy over five years, terminating on the earlier of the date of his termination of employment or July 2011, in the form of a monthly payment, whereby the Company will pay 6% of the principal amount of a mortgage (which principal amount shall not to exceed $1,200,000) on his primary residence during the first year, which amount declines by 1% each year thereafter, and which amount is grossed up by a factor of 1.6 to cover Dr. Varney’s additional income tax liabilities. In addition to the foregoing, Dr. Varney received a $25,000 hiring bonus, $15,000 to cover miscellaneous relocation expenses, temporary housing and reimbursement of real estate closing fees, sales commissions and moving costs. In the event of termination of Dr. Varney’s employment without cause or for good reason, under certain circumstances he is entitled to receive compensation of twelve (12) months of his base salary based upon the average monthly base salary for the twelve (12) months immediately prior to the termination event and his vested options will remain exercisable for the balance of their original terms. In the event of termination due to disability, Dr. Varney will be entitled to receive a salary benefit equal to the difference between any insurance proceeds received and twelve (12) months salary. In addition, in the event of a change-in-control of the Company, any unvested options then held by Dr. Varney shall be subject to accelerated vesting.

Maria S. Messinger joined the Company as Controller in September 1994 and was named as Vice President, Chief Financial Officer and Corporate Secretary in December 1999. Under the terms of her severance agreement, in the event of termination of her employment, under certain circumstances Ms. Messinger is entitled to receive compensation of twelve (12) months of her then current annual base salary, which as of December 31, 2010 was $243,000. Ms. Messinger’s severance agreement also includes a pro-rated bonus (if applicable) and continued employee benefits for a period of twelve (12) months thereafter. Additionally, in the event of a change-in-control of the Company, any unvested options then held by Ms. Messinger shall be subject to accelerated vesting.

James H. Coleman joined the Company as Senior Vice President, Business Development in May 2000. His employment agreement, as amended to date, provides a base salary of $250,000 per year as of December 31, 2010. Mr. Coleman’s employment agreement also provides an annual bonus between 0 and 50% of his annual base salary, at the discretion of the Chief Executive Officer and subject to approval by the Compensation Committee of the Board of Directors of the Company. In the event of termination of his employment, Mr. Coleman is entitled, under certain circumstances, to receive compensation of twelve (12) months of his then current salary and any unvested options then held by Mr. Coleman shall be subject to accelerated vesting for an additional one year period. Additionally, in the event of termination due to disability, Mr. Coleman will be entitled to receive a salary benefit equal to the difference between any insurance proceeds received and twelve (12) months salary.

Steven A. Johnson, Ph.D. joined the Company as a Senior Scientist in June 1994 and was named as Vice President, Preclinical Development in February 2007. Under the terms of his severance agreement, in the event of termination of Dr. Johnson’s employment without cause in connection with or within six (6) months following a change-in-control of the Company, under certain circumstances he is entitled to receive compensation of twelve (12) months of his then current salary, which as of December 31, 2010 was $221,000 per year. Dr. Johnson’s severance agreement also provides continued employee benefits for a period of twelve (12) months thereafter. In addition, in the event of a change-in-control of the Company, any unvested options then held by Dr. Johnson shall be subject to accelerated vesting.

Under the consulting agreement with Dr. Gary Lynch, a co-founder and Scientific Director of the Company, Dr. Lynch receives an annual fee of $30,000 and has agreed to be available to the Company for consulting and advisory services for an average of three days per month. The term of Dr. Lynch’s consulting agreement commenced in November 1987 and will continue until terminated by the respective parties thereto.

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

During 2009, each non-employee director was entitled to receive $4,000 at each in-person Board of Directors meeting attended and $2,000 for each related Board of Directors meeting attended by telephone. Beginning in February 2009, the Board of Directors deferred the fees related to its telephonic meetings in an effort to conserve the Company’s financial resources. Following the Company’s March 2010 transaction with Biovail, the Board of Directors reinstated the payment of the above fees for telephonic meetings beginning in May 2010.

Also, the Chairman of the Compensation Committee, the Governance and Nominations Committee and the Research and Development Committee is entitled to receive $2,000 for each committee meeting attended and other members of the respective committees are entitled to receive $1,000 for each committee meeting attended. The Chairman of the Audit Committee is entitled to receive $3,000 for each committee meeting attended and the remaining members of the Audit Committee are entitled to receive $1,000 for each committee meeting attended. In September 2009, the Board of Directors deferred payment of its committee fees in an effort to conserve the Company’s financial resources. Payment of the above fees was reinstated beginning in May 2010.

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

The above cash compensation and nonqualified option grant provisions do not apply to non-employee directors who serve on the Board of Directors to oversee an investment in the Company. Compensation for such non-employee directors, if appropriate, is determined separately. As of December 31, 2010, none of the Company’s directors served on the Board of Directors in such capacity.

Director Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the non-employee directors for the fiscal year ended December 31, 2010. Directors who are also employees of the Company did not receive any additional compensation for services as a director.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		All Other Compensation ($)(2)	Total ($)
Robert F. Allnutt	$18,000	$4,122	(3)	—	$22,122
John F. Benedik, CPA	$22,000	$4,122	(4)	—	$26,122
Charles J. Casamento	$20,000	$4,122	(5)	—	$24,122
Carl W. Cotman, Ph.D.	$16,000	$4,122	(6)	—	$20,122
Peter F. Drake, Ph.D.	$12,000	$4,122	(7)	—	$16,122
M. Ross Johnson, Ph.D.	$18,000	$4,122	(8)	—	$22,122

(1)	Amounts represent the aggregate grant date estimated fair value of the option awards using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in Note 1 to the Company’s audited financial statements for the fiscal year ended December 31, 2010, included in this Annual Report on Form 10-K.

(2)	In accordance with Securities and Exchange Commission rules, “All Other Compensation” in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits was less than $10,000. The amounts reflected in this column represent fees paid to such directors in their capacities as consultants to the Company.

(3)	Mr. Allnutt had an aggregate of 300,000 option awards outstanding as of December 31, 2010.

(4)	Mr. Benedik had an aggregate of 175,000 option awards outstanding as of December 31, 2010.

(5)	Mr. Casamento had an aggregate of 315,000 option awards outstanding as of December 31, 2010.

(6)	Dr. Cotman had an aggregate of 260,000 option awards outstanding as of December 31, 2010.

(7)	Dr. Drake had an aggregate of 250,000 option awards outstanding as of December 31, 2010.

(8)	Dr. Johnson had an aggregate of 320,000 option awards outstanding as of December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table sets forth, to the knowledge of the Company, certain information regarding the beneficial ownership of the Company’s Common Stock as of February 28, 2011, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company’s directors, (iii) each of the named executive officers in the Summary Compensation Table and (iv) all of the Company’s executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of Common Stock indicated.

Directors, Officers and 5% Stockholders (1)	Shares Beneficially Owned (2)		Percent of Common Stock Beneficially Owned (2)
Samyang Optics Co. Ltd.	14,527,212	(3)	17.5
Robert F. Allnutt	305,500	(4)	*
John F. Benedik	145,000	(5)	*
Charles J. Casamento	270,000	(6)	*
James H. Coleman	1,017,184	(7)	1.3
Carl W. Cotman, Ph.D.	274,500	(8)	*
Peter F. Drake, Ph.D.	240,000	(9)	*
M. Ross Johnson, Ph.D.	290,000	(10)	*
Steven A. Johnson, Ph.D.	648,096	(11)	*
Maria S. Messinger, CPA	779,885	(12)	*
Roger G. Stoll, Ph.D.	2,859,879	(13)	3.5
Mark A. Varney, Ph.D.	1,559,334	(14)	1.9
All executive officers and directors as a group (11 persons)	8,389,378	(15)	9.7

*	Less than one percent

(1)	Except as otherwise indicated, the address of such beneficial owner is at the Company’s principal executive offices, 15231 Barranca Parkway, Irvine, California 92618.

(2)	Applicable percentage of ownership at February 28, 2011 is based upon 78,858,197 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares shown as beneficially owned. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of February 28, 2011 are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or entity.

(3)	Based on a Schedule 13G filed by Samyang Optics Co. Ltd. on June 17, 2010, the amount reflected in the table above includes 4,081,633 shares that may be purchased upon exercise of warrants within 60 days of February 28, 2011. Samyang Optics Co. Ltd.’s principal business office is located at 654-4 Bongham-dong Masan-si Kyungnam-do, 630-803 KOREA. Dong Hoon Kim, whose business address is 654-4 Bongham-dong Masan-si Kyungnam-do, 630-803 KOREA, serves as the director of Samyang Optics Co., Ltd. and, as such, has voting control and investment discretion over the shares owned by Samyang.

(4)	Includes 240,000 shares that may be purchased upon exercise of options within 60 days of February 28, 2011.

(5)	Includes 115,000 shares that may be purchased upon exercise of options within 60 days of February 28, 2011.

(6)	Includes 255,000 shares that may be purchased upon exercise of options within 60 days of February 28, 2011. Excludes 17,653 shares held by Mr. Casamento in a trust over which he does not exercise control.

(7)	Includes 809,597 shares that may be purchased upon exercise of options within 60 days of February 28, 2011. Beneficial ownership of these shares is shared and held by the James Henry and Nancy Irene Coleman III Revocable Trust.

(8)	Includes 200,000 shares that may be purchased upon exercise of options within 60 days of February 28, 2011.

(9)	Includes 190,000 shares that may be purchased upon exercise of options within 60 days of February 28, 2011.

(10)	Includes 260,000 shares that may be purchased upon exercise of options within 60 days of February 28, 2011.

(11)	Includes 617,334 shares that may be purchased upon exercise of options within 60 days of February 28, 2011.

(12)	Includes 730,821 shares that may be purchased upon exercise of options within 60 days of February 28, 2011.

(13)	Includes 2,759,879 shares that may be purchased upon exercise of options within 60 days of February 28, 2011.

(14)	Includes 1,529,334 shares that may be purchased upon exercise of options within 60 days of February 28, 2011.

(15)	Includes 7,706,965 shares that may be purchased upon exercise of options within 60 days of February 28, 2011.

The Company is not aware of any arrangements that may at a subsequent date result in a change of control of the Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2010. Our stockholders approved the Company’s 1996 Stock Incentive Plan, as amended and restated, and the Company’s 2006 Stock Incentive Plan, as amended. Following the expiration of the 1996 Stock Incentive Plan in October 2006, all subsequently granted stock options were and will be issued from the 2006 Stock Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,791,640		1.36	3,607,302

Equity compensation plans not approved by security holders	350,000	(1)	2.59	—

Total	12,141,640		$1.39	3,607,302

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

Transactions with Related Persons

Except as set forth below, there were no disclosable transactions with related persons under Item 404 of Regulation S-K during the fiscal year ended December 31, 2010 or currently proposed.

In March 2009, the Company’s executive officers and other key personnel entered into retention bonus agreements to foster the continuous employment of such individuals. Under such agreements, each executive officer will be entitled to receive a lump sum cash bonus equal to six (6) months of the executive’s base salary in the event of a change in control, as defined in the Company’s 2006 Stock Incentive Plan, occurs and the executive remains continuously employed with the Company, the successor to the Company or, if applicable, the ultimate parent of any such successor (collectively referred to as the “Surviving Entity”), or any subsidiary thereof, through the date occurring three (3) months post-change of control, or such shorter period as deemed necessary by the Surviving Entity (the “Payment Date”), to allow for an orderly transition of personnel and information and to allow for an appropriate integration process, as needed. The amount of the bonus for executive officers, based on base salaries as of December 31, 2010, would be as follows: Dr. Stoll - $185,000, Dr. Varney - $181,000, Ms. Messinger - $121,500, Mr. Coleman - $125,000 and Dr. Johnson - $110,500. The retention bonus agreements provide that the bonus shall be payable by the Surviving Entity on or as soon as practicable following the Payment Date, but no later than 15 days thereafter, and shall be determined without regard to any reduction of base salary applicable to Company executives subsequent to March 13, 2009 and prior to a change in control. In the event that the executive officer’s employment is terminated by the Surviving Entity or a subsidiary thereof after a change in control and prior to the Payment Date, in certain circumstances where the termination is without cause or for good reason, the bonus shall be payable by the Surviving Entity as soon as practicable following the date of termination of the executive officer’s employment (but no later than sixty (60) days thereafter), subject to the executive officer executing and not revoking a general release of all claims against the Surviving Entity in a form acceptable to the Surviving Entity within sixty (60) days following such termination of employment.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees of Haskell & White LLP, the Company’s independent registered public accountants, for audit services totaled approximately $88,000 and $101,000 for the fiscal years ended December 31, 2010 and 2009, respectively, including fees associated with the reviews of the Company’s quarterly reports on Form 10-Q and the annual audit.

Audit-Related Fees

The aggregate fees of Haskell & White LLP for audit-related fees totaled approximately $9,000 and $4,000, respectively for the fiscal years ended December 31, 2010 and 2009, and included services related to the Company’s registration statements filed on Forms S-1 and S-3.

Tax Fees

Fees of Haskell & White LLP for tax services, including tax compliance, tax advice and tax planning totaled approximately $13,000 and $10,000 for the fiscal years ended December 31, 2010 and 2009, respectively.

All Other Fees

There were no other fees for services provided by Haskell & White LLP for the fiscal years ended December 31, 2010 or 2009.

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

(3)	Exhibits

See (b) below.

(b)	Exhibits

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation dated May 19, 2010, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed May 24, 2010.

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.

3.5	Certificate of Amendment of By-Laws of the Company, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed November 15, 2007.

4.1	Rights Agreement, dated as of February 8, 2002, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan, incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.

4.2	Placement Agency Agreement, dated January 16, 2007, by and between Cortex Pharmaceuticals, Inc. and Roth Capital Partners, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed January 19, 2007.

4.3	Placement Agency Agreement, dated August 24, 2007, by and between Cortex Pharmaceuticals, Inc. and JMP Securities LLC and Rodman and Renshaw, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed August 27, 2007.

4.4	Placement Agency Agreement, dated April 13, 2009, by and between the Company and Rodman & Renshaw, LLC, Form of Securities Purchase Agreement and Form of Common Stock Purchase Warrant issued by the Company, incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Current Report on Form 8-K filed April 17, 2009.

10.3	Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989. *

10.19	License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-KSB filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.31	License Agreement dated June 25, 1993, as amended May 28, 2003, between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.44	Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed May 16, 1994.

10.60	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.*

10.65	Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.

10.67	Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934).

Exhibit Number	Description

10.69	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.*

10.70	Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.*

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.

10.74	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.*

10.76	First Amendment dated April 8, 2003 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed September 19, 2003.*

10.77	Amendment dated December 16, 2003 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.79	Amendment No. 2 to the Lease Agreement for the Company’s facilities in Irvine, California, dated March 9, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.

10.80	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.81	Form of Restricted Stock Award Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.82	Amendment dated January 1, 2004 to the employment agreement dated May 17, 2000 between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.86	Second Amendment dated November 10, 2004 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*

10.88	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Transition Report on Form 10-K filed on March 21, 2005.*

10.89	Stock Ownership Policy for the Company’s Directors and Executive Officers as adopted by the Board of Directors on December 16, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Transition Report on Form 10-K filed on March 21, 2005.*

10.90	Third Amendment dated August 13, 2005 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 17, 2005.*

10.92	Employment letter of agreement dated January 9, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 16, 2006.*

10.93	Non-qualified Stock Option Agreement dated January 30, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 9, 2006.*

10.94	Cortex Pharmaceuticals, Inc. 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed May 11, 2006.*

10.96	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*

Exhibit Number	Description

10.97	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*

10.98	Amendment No. 3, dated April 1, 2006, to the Lease Agreement for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.

10.100	Negative Equity Agreement dated February 1, 2007 between the Company and Mark A. Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007.*

10.101	Amendment No. 1 to the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed May 15, 2007.*

10.102	Amendment to the Exclusive License Agreement between the Company and The Regents of the University of California, dated as of June 1, 2007, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed June 7, 2007.

10.105	Patent License Agreement between the Company and the University of Alberta, dated as of May 9, 2007, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 17, 2008. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.107	Severance Agreement dated May 2, 2008, between the Company and Steven A. Johnson, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 8, 2008.*

10.108	Amendment No. 4, dated June 6, 2008, to the Lease Agreement for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed June 10, 2008.

10.109	Fourth Amendment, dated July 11, 2008, to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed July 17, 2008.*

10.110	Amendment No. 2 to Employment Agreement, dated as of December 22, 2008, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 23, 2008.*

10.111	Amendment No. 1 to Severance Agreement, dated as of December 22, 2008, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 23, 2008.*

10.112	Employment Agreement, dated as of December 19, 2008, between the Company and Mark A. Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 31, 2008.*

10.113	Form of Retention Bonus Agreement, dated March 13, 2009, between the Company and each of its executive officers, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed March 19, 2009.*

10.114	Securities Purchase Agreement, dated July 29, 2009, by and between the Company and the investor, including a form of Registration Rights Agreement attached as Exhibit B thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed July 30, 2009.

10.115	Amendment No. 2 to the Company’s 2006 Stock Incentive Plan, effective as of June 5, 2009, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009.

10.116	Asset Purchase Agreement, dated March 25, 2010, by and between the Company and Biovail Laboratories International SRL, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 17, 2010. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

Exhibit Number	Description

10.117	License Agreement, dated March 25, 2010, by and between the Company and Biovail Laboratories International SRL, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 17, 2010. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.118	Amendment No. 3 to the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed May 24, 2010.

10.119	Sixth Amendment dated August 13, 2010 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed August 18, 2010.

10.120	Amendment to the License Agreement between the Company and The Regents of the University of California, dated as of August 24, 2010, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed August 30, 2010.

21	Subsidiaries of the Registrant.

23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350..

*	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

Date: March 18, 2011	By:	/s/ Mark A. Varney, Ph.D.
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

Signature	Title	Date

/s/ Mark A. Varney, Ph.D.	President, Chief Executive Officer	March 18, 2011
Mark A. Varney, Ph.D.	(Principal Executive Officer) and Director

/s/ Maria S. Messinger	Vice President, Chief Financial Officer	March 18, 2011
Maria S. Messinger	(Principal Financial and Accounting Officer) and Secretary

/s/ Robert F. Allnutt	Director	March 18, 2011
Robert F. Allnutt

/s/ John F. Benedik	Director	March 18, 2011
John F. Benedik

/s/ Charles J. Casamento	Director	March 18, 2011
Charles J. Casamento

/s/ Carl W. Cotman, Ph.D.	Director	March 18, 2011
Carl W. Cotman, Ph.D.

/s/ Peter F. Drake, Ph.D.	Director	March 18, 2011
Peter F. Drake, Ph.D.

/s/ M. Ross Johnson, Ph.D.	Director	March 18, 2011
M. Ross Johnson, Ph.D.

/s/ Roger G. Stoll, Ph.D.	Chairman of the Board	March 18, 2011
Roger G. Stoll, Ph.D.

S - 1

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Cortex Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Cortex Pharmaceuticals, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2010. Cortex Pharmaceuticals, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortex Pharmaceuticals, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the financial statements, the Company does not currently possess sufficient working capital to fund its operations through the next fiscal year. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HASKELL & WHITE LLP

Irvine, California

March 18, 2011

Cortex Pharmaceuticals, Inc.

BALANCE SHEETS

	December 31, 2010	December 31, 2009
Assets

Current assets:
Cash and cash equivalents	$1,037,549	$226,466
Marketable securities	1,992,952	—
Restricted cash	155,736	—
Other current assets	89,807	19,578

Total current assets	3,276,044	246,044

Furniture, equipment and leasehold improvements, net	249,831	383,347
Deferred offering costs	—	29,917
Other	41,373	46,667

	$3,567,248	$705,975

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$393,781	$1,575,240
Accrued wages, salaries and related expenses	275,353	331,414
Unearned revenue	155,736	—
Advance for MCI project	319,761	315,742
Deferred rent	11,288	—

Total current liabilities	1,155,919	2,222,396

Other non-current liability	8,063	11,288

Total liabilities	1,163,982	2,233,684

Commitments and Contingencies (Note 9)

Stockholders’ equity (deficit):
Series B convertible preferred stock, $0.001 par value; $25,001 liquidation preference; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 205,000,000; shares issued and outstanding: 78,858,197 (December 31, 2010) and 68,412,618 (December 31, 2009)	78,858	68,413
Additional paid-in capital	120,816,472	118,525,140
Unrealized gain, available for sale marketable securities	473	—
Accumulated deficit	(118,514,240)	(120,142,965)

Total stockholders’ equity (deficit)	2,403,266	(1,527,709)

	$3,567,248	$705,975

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

	Year ended December 31, 2010	Year ended December 31, 2009
Revenues:
Sale of AMPAKINE® assets (Note 5)	$10,000,000	$—
Grant revenue	473,592	—

Total revenues	10,473,592	—

Operating expenses:
Research and development	3,738,630	4,597,522
General and administrative	4,552,935	3,737,235

Total operating expenses	8,291,565	8,334,757

Income (loss) from operations	2,182,027	(8,334,757)
Interest (expense) income, net	(544,807)	16,580
Loss on sale of fixed assets	(8,495)	(123,177)

Net income (loss)	$1,628,725	$(8,441,354)
Accretion of beneficial conversion feature on 0% Series E Convertible Preferred Stock	—	(831,704)
Accretion of beneficial conversion feature on Series F Convertible Preferred Stock	—	(1,515,117)

Net income (loss) applicable to common stock	$1,628,725	$(10,788,175)

Net income (loss) per share (Note 1), Basic and diluted	$0.02	$(0.19)

Shares used in calculating per share amounts (Note 1):
Basic	73,678,335	55,782,949

Diluted	73,688,896	55,782,949

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

	Series B convertible preferred stock	0% Series E convertible preferred stock	Series F convertible preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance, December 31, 2008	$21,703	$—	$—	$47,615	$112,686,078	$(3,884)	$(109,354,790)	$3,396,722

Sale of 1,475 shares of 0% Series E Convertible Preferred Stock, net of expenses	—	831,704	—	—	412,984	—	—	1,244,688
Beneficial conversion feature of 0% Series E Convertible Preferred Stock	—	—	—	—	831,704	—	(831,704)	—
Issuance of 8,676,471 shares of common stock upon exercise of 0% Series E Convertible Preferred Stock	—	(831,704)	—	8,676	823,028	—	—	—
Sale of 4,029 shares of Series F Convertible Preferred Stock, net of expenses	—	—	1,284,225	—	410,952	—	—	1,695,177
Beneficial conversion feature of Series F Convertible Preferred Stock	—	—	—	—	1,515,117	—	(1,515,117)	—
Issuance of 12,120,938 shares of common stock upon exercise of Series F Convertible Preferred Stock	—	—	(1,284,225)	12,122	1,272,103	—	—	—
Issuance and vesting of stock options and warrants for consultants and other service providers	—	—	—	—	3,346	—	—	3,346
Non-cash stock-based employee compensation charges	—	—	—	—	569,828	—	—	569,828
Comprehensive loss
Net loss	—	—	—	—	—	—	(8,441,354)	(8,441,354)
Unrealized gain on available for sale U.S. Government and other marketable securities	—	—	—	—	—	3,884	—	3,884

Comprehensive loss	—	—	—	—	—	—	(8,441,354)	(8,437,470)

Balance, December 31, 2009	$21,703	$—	$—	$68,413	$118,525,140	$—	$(120,142,965)	$(1,527,709)

Beneficial conversion feature on note payable issued in January 2010	—	—	—	—	223,880	—	—	223,880
Issuance of 10,445,579 shares of common stock upon conversion of note payable and accrued interest	—	—	—	10,445	1,525,055	—	—	1,535,500
Estimated value of warrants issued upon conversion of note payable	—	—	—	—	233,766	—	—	233,766
Issuance and vesting of stock options and warrants for consultants and other service providers	—	—	—	—	8,757	—	—	8,757
Non-cash stock-based employee compensation charges	—	—	—	—	299,874	—	—	299,874
Comprehensive income
Net income	—	—	—	—	—	—	1,628,725	1,628,725
Unrealized gain on available for sale U.S. Government and other marketable securities	—	—	—	—	—	473	—	473

Comprehensive income	—	—	—	—	—	473	1,628,725	1,629,198

Balance, December 31, 2010	$21,703	$—	$—	$78,858	$120,816,472	$473	$(118,514,240)	$2,403,266

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2010	Year ended December 31, 2009
Cash flows from operating activities:
Net income (loss)	$1,628,725	$(8,441,354)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	112,475	186,940
Stock option compensation expense	308,631	573,174
Amortization of beneficial conversion feature	223,880	—
Amortization of capitalized offering costs	57,698	—
Warrant issued upon conversion of promissory note	233,767	—
Loss on sale of fixed assets	8,495	123,177
Changes in operating assets/liabilities:
Restricted cash	(155,736)	—
Accrued interest on marketable securities	19,907	68
Other current assets	(70,229)	135,306
Accounts payable and accrued expenses	(1,226,232)	462,770
Unearned revenue	155,736	—
Accrued interest on convertible promissory note	35,500	—
Changes in other assets and other liabilities	6,087	15,898

Net cash provided by (used in) operating activities	1,338,704	(6,944,021)

Cash flows from investing activities:
Purchase of marketable securities	(2,622,386)	—
Proceeds from maturities of marketable securities	610,000	2,713,659
Purchase of fixed assets	(50,889)	(1,491)
Proceeds from sales of fixed assets	63,435	117,485

Net cash (used in) provided by investing activities	(1,999,840)	2,829,653

Cash flows from financing activities:
Proceeds from issuance of convertible promissory note in January 2010 private placement	1,500,000	—
Costs related to issuance of convertible promissory note in January 2010 private placement	(27,781)	—
Capitalized financing costs for private placement of convertible promissory note payable in January 2010	—	(29,917)
Proceeds from issuance of 0% Series E Convertible Preferred Stock in April 2009 registered direct offering, net	—	1,244,688
Proceeds from issuance of Series F Convertible Preferred Stock in July 2009 private placement, net	—	1,695,177

Net cash provided by financing activities	1,472,219	2,909,948

Increase (decrease) in cash and cash equivalents	811,083	(1,204,420)
Cash and cash equivalents, beginning of period	226,466	1,430,886

Cash and cash equivalents, end of period	$1,037,549	$226,466

Supplemental disclosure of non-cash financing activities: Issuance of common stock upon conversion of promissory note	$1,535,500	$—
Accretion of fair value of beneficial conversion feature on 0% Series E Convertible Preferred Stock	$—	$831,704
Accretion of fair value of beneficial conversion feature on Series F Convertible Preferred Stock	$—	$1,515,117

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

From inception through December 31, 2010, the Company has generated only modest operating revenues, the majority of which it derived from its agreements with Biovail Laboratories International SRL (“Biovail”), Les Laboratoires Servier (“Servier”) and NV Organon (“Organon”), as further described in Notes 5, 6 and 7, respectively. Revenues for the year ended December 31, 2010 primarily resulted from the March 2010 transaction with Biovail, as described more fully in Note 5. There were no revenues for the year ended December 31, 2009.

Going Concern — The Company will require substantial additional funds to advance its research and development programs and to continue its operations, particularly if it decides to independently conduct later-stage clinical testing and apply for regulatory approval of any of its proposed products, and if it independently undertakes marketing and promotion of its products. Additionally, the Company will require additional funds in the event that it decides to pursue strategic acquisitions or licenses for other products or businesses. Based on its current operating plan, including research and development costs, the Company estimates that its existing cash resources will be sufficient to meet its requirements into the second quarter of 2011. This raises substantial doubt about the Company’s ability to continue as a going concern, which will be dependent on its ability to obtain additional financing and to generate sufficient cash flows to meet its obligations on a timely basis.

The Company is exploring its strategic and financial alternatives for its AMPAKINE program and although it is presently engaged in discussions with a number of candidate companies, there can be no assurance that an agreement will arise from these discussions in a timely manner, or at all.

The Company may need to raise additional capital through the sale of debt or equity and may consider a merger transaction with another pharmaceutical company. The Company believes that without additional investment capital, it will not have sufficient cash to fund its activities in the near future, and will not be able to continue operating. As such, the Company’s continuation as a going concern is dependent upon its ability to raise additional financing.

If the Company is unable to obtain additional financing to fund operations beyond mid-second quarter of 2011, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

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

In April 2010, the Financial Accounting Standards Board issued revenue-related guidance for companies that provide research or development deliverables in an arrangement in which one or more payments are contingent upon achieving uncertain future events or circumstances. The amendments in the guidance are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted and a company may elect, but is not required, to adopt the amendments in the update retrospectively for all prior periods. Given that the guidance within the update is generally consistent with the Company’s existing revenue recognition considerations for its milestone payments, the Company does not believe that adoption of the update will have a material impact on either its financial position or its results of operations.

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

The Company records research grant revenues as the expenses related to the grant projects are incurred. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research, to the extent that such amounts are expended in accordance with the approved grant project.

Employee Stock Options and Stock-Based Compensation — All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. For options granted during the years ended December 31, 2010 and 2009, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions:

	Year ended December 31,
	2010	2009
Weighted average risk-free interest rate	3.2%	2.8%
Dividend yield	0%	0%
Volatility factor of the expected market price of the Company’s common stock	108%	101%
Weighted average life	6.9 years	6.9 years

Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted and employee termination rates. The risk-free rate for periods within the expected useful life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The estimated weighted average fair value of options granted during the years ended December 31, 2010 and 2009 was $0.14 and $0.17, respectively.

As of December 31, 2010, there was approximately $167,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of one year.

Stock options and warrants issued to non-employees as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. The Company’s operating results for the years ended December 31, 2010 and 2009 includes expenses of approximately $9,000 and $3,000, respectively, for non-cash stock-based compensation for options issued to consultants and other non-employees.

The Company issues new shares to satisfy stock option and warrant exercises. There were no options exercised during the years ended December 31, 2010 and 2009.

Research and Development Costs — All costs related to research and development activities are treated as expenses in the period incurred.

Comprehensive Income (Loss) — All components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported net of any related tax effect to arrive at comprehensive income (loss).

Net Income (Loss) per Share — Net income (loss) per share is computed based on the weighted average number of common shares outstanding.

As of December 31, 2010, the Company has reserved approximately 36.3 million shares of common stock for issuance upon exercise of outstanding stock options and stock purchase warrants, as well as for conversion of the Company’s Series B preferred stock, as further described in Note 4. For the year ended December 31, 2009, the effect of the potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

For the year ended December 31, 2010, the following table reconciles the numerators and denominators of the basic and diluted income per share computations.

	For the Year Ended December 31, 2010
	Net income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic Earnings per Share:
Net income applicable to common stock	$1,628,725	73,678,335	$0.02
Effect of Dilutive Securities:
Options to purchase common stock	—	10,561

Diluted Earnings per Share:
Net income applicable to common stock
+ assumed conversions	$1,628,725	73,688,896	$0.02

Options to purchase up to 11,861,640 shares of the Company’s common stock at a weighted average price of $1.42 per share were outstanding as of December 31, 2010, but were excluded from the calculation of diluted income per share given that the options’ exercise price exceeded the average market price of the Company’s common stock. Similarly, warrants to purchase up to 24,126,952 shares of the Company’s common stock at a weighted average price of $0.74 per share were outstanding as of December 31, 2010 and were excluded from the calculation of diluted income per share given that the exercise price of the warrants exceeded the average market price of the Company’s common stock.

The effect of the shares issued upon conversion of the convertible promissory note (see Note 3) were included and weighted for the period the shares were outstanding after the conversion. The weighted effect of shares assumed issued for the period the convertible securities were outstanding prior to conversion, and the additions to the numerator for charges related to the promissory note, including the beneficial conversion feature within the promissory note and the allocated fair value of warrants issued upon the note’s conversion, were not included in the calculation of diluted earnings per share given that the effect would have been anti-dilutive.

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

Note 2 — Detail of Selected Balance Sheet Accounts

The following is a summary of marketable securities as of December 31, 2010:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate obligations	$518,208	$—	$(141)	$518,067
Mortgage backed government securities	475,081	24	—	475,105
U.S. government obligations	999,206	574	—	999,780

Total marketable securities	$1,992,495	$598	$(141)	$1,992,952

The amortized cost and estimated fair value of available-for-sale marketable securities as of December 31, 2010, by contractual maturity, are as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Maturities
Within one year	1,992,495	598	(141)	1,992,952

Total marketable securities	$1,992,495	$598	$(141)	$1,992,952

The Company did not hold any marketable securities as of December 31, 2009.

Gross realized gains and losses on sales of marketable securities were not significant in the years ended December 31, 2010 and 2009. The Company manages risk on its investment portfolio by matching scheduled investment maturities with its cash requirements.

Furniture, equipment and leasehold improvements consist of the following:

	December 31,
	2010	2009
Laboratory equipment	$1,516,859	$1,733,461
Leasehold improvements	773,871	773,871
Furniture and equipment	183,549	183,549
Computers and software	340,083	332,557

	2,814,362	3,023,438
Accumulated depreciation	(2,564,531)	(2,640,091)

	$249,831	$383,347

Note 3 — Convertible Promissory Note

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

Note 4 — Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share, of which, as of December 31, 2010, 1,250,000 shares have been designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred”); 37,500 shares have been designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred”); 205,000 have been designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating”) and 3,507,500 shares were undesignated and may be issued with such rights and powers as the Board of Directors may designate. No shares of the 9% Preferred or the Series A Junior Participating were outstanding during the years ended December 31, 2010 and 2009.

Series B Preferred outstanding as of December 31, 2010 and 2009 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, subject to adjustment under certain circumstances. As of December 31, 2010, the remaining shares of Series B Preferred outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred at a price of $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days’ prior notice.

In April 2009, the Company completed a registered direct offering of 1,475 shares of its then newly designated 0% Series E Convertible Preferred Stock with a stated value of $1,000 per share (the “Series E Preferred”) and warrants to purchase an aggregate of 6,941,176 shares of its common stock to a single institutional investor in exchange for gross proceeds of $1,475,000. Net proceeds from the offering were approximately $1,250,000. The warrants have an exercise price of $0.2721 per share (reduced from $0.3401 per share in February 2010) and are exercisable on or before October 17, 2012.

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

In July 2009, the Company completed a private placement of 4,029 shares of its then newly designated Series F Convertible Preferred Stock with a stated value of $1,000 per share (the “Series F Preferred”) and warrants to purchase an aggregate of 6,060,470 shares of its common stock to a single institutional investor in exchange for gross proceeds of $4,029,000, of which $2,029,000 was placed in an escrow account. For conversions of the Series F Preferred prior to July 29, 2014, the Company agreed to pay the holder an amount from the escrow account equal to approximately $504 per $1,000 of stated value of the Series F Preferred converted. The warrants issued to the investor have an exercise price of $0.2699 per share and are exercisable on or before January 31, 2013.

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

As of December 31, 2009, the Series F Preferred had fully converted into 12,120,938 shares of the Company’s common stock at a conversion price of $0.3324 per share and the $2,029,000 held in the escrow account had been released to the investor. Upon the conversion, shares of the Series F Preferred resumed the status of authorized but unissued shares of preferred stock and are no longer designated as Series F Preferred.

Common Stock and Common Stock Purchase Warrants

On January 22, 2007, the Company completed a registered direct offering with several institutional investors for shares of its common stock and warrants to purchase common stock for an aggregate purchase price of approximately $5,624,000. Net proceeds from the offering were approximately $5,080,000. Under the terms of the transaction, the Company sold an aggregate of 5,021,427 shares of its common stock and warrants to purchase 3,263,927 shares of its common stock. The warrants have an exercise price of $1.66 per share and are exercisable on or before January 21, 2012. The warrants are subject to a call provision in favor of the Company to the extent that the closing price of the Company’s common stock exceeds $3.35 for any 13 consecutive trading-day period. During the year ended December 31, 2007, the Company received approximately $443,000 from the exercise of related warrants. No other related warrants were exercised during the years ended December 31, 2008, 2009 and 2010. If the remaining 2,996,927 warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $4,975,000 of additional capital.

On August 29, 2007, the Company completed a registered direct offering with several institutional investors for shares of its common stock and warrants to purchase common stock for an aggregate purchase price of $14,150,000. Net proceeds from the offering were approximately $13,135,000. Under the terms of the transaction, the Company sold an aggregate of 7,075,000 shares of its common stock and warrants to purchase 2,830,000 shares of its common stock to the investors. The investors’ warrants have an exercise price of $2.64 per share and are exercisable on or before August 28, 2012. In addition, the Company issued warrants to purchase up to an aggregate of 176,875 shares of its common stock to the placement agents in the offering. The placement agents’ warrants have an exercise price of $3.96 per share and are exercisable on or before August 28, 2012. No related warrants were exercised during the years ended December 31, 2009 and 2010. If the investor and placement agent warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $8,172,000 of additional capital.

In connection with the registered direct offering of the Company’s 0% Series E Convertible Preferred Stock in April 2009, as described more fully above, the Company issued warrants to purchase an aggregate of 6,941,176 shares of its common stock to a single institutional investor. The warrants were issued with an exercise price of $0.3401 per share and are exercisable on or before October 17, 2012. In February 2010, the exercise price of these warrants was reduced to $0.2721 in exchange for the investor’s consent and waiver with respect to the Company’s completed financing transaction with Samyang Optics Co., Ltd. in January 2010, as explained more fully in Note 3. The warrants also are subject to a call provision in favor of the Company to the extent that the volume weighted average price of the Company’s common stock exceeds $0.6802 for any 20 consecutive trading days. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $1,889,000 of additional capital. The Company also issued warrants to purchase up to an additional aggregate of 433,824 shares of the Company’s common stock to the placement agent for the transaction. These warrants have an exercise price of $0.26 per share and are subject to the same term of exercisability as the warrants issued to the investor. The warrants issued to the placement agent are subject to a call provision in favor of the Company to the extent that the volume weighted average price of the Company’s common stock exceeds $0.52 for any 20 consecutive trading days. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $113,000 of additional capital. No related warrants were exercised during the years ended December 31, 2009 and 2010.

In connection with the private placement of the Company’s Series F Convertible Preferred Stock in July 2009, as described more fully above, the Company issued warrants to purchase an aggregate of 6,060,470 shares of its common stock to a single institutional investor. The warrants have an exercise price of $0.2699 per share and are exercisable on or before January 31, 2013. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $1,636,000 of additional capital. The Company also issued warrants to purchase up to an additional aggregate of 606,047 shares of the Company’s common stock to the placement agent for the transaction. These warrants have an exercise price of $0.3656 per share and are subject to the same term of exercisability as the warrants issued to the investor. The warrants issued to the investor and the placement agent are subject to a call provision in favor of the Company to the extent that the volume weighted average price of the Company’s common stock exceeds $0.5398 for any 20 consecutive trading days. If the warrants issued to the placement agent are fully exercised, of which there can be no assurance, these warrants would provide approximately $222,000 of additional capital. No related warrants were exercised during the years ended December 31, 2009 and 2010.

Warrants issued in connection with the Company’s prior financing transactions detailed above permit the Company to settle such warrants in unregistered shares by means of a cashless exercise. Using a cashless exercise, the holder of the warrants would receive a number of unregistered shares representing the gain on exercise of such warrants, divided by the volume weighted average price of the Company’s common stock on the trading day immediately preceding such exercise. Given the Company’s ability to settle the warrants with unregistered shares, the Company has not accounted for these warrants as derivative liabilities.

In connection with the conversion of the promissory note issued to Samyang (see Note 3), in June 2010 the Company was obligated to issue to Samyang two-year warrants to purchase up to 4,081,633 unregistered shares of the Company’s common stock at an exercise price of $0.206 per share. The warrants include a call right, in favor of the Company, to the extent the weighted average closing price of the Company’s common stock exceeds $0.309 per share for each of ten consecutive trading days, subject to certain circumstances.

In connection with the engagement of a consultant for investor relations purposes, during the years ended December 31, 2004 and 2005, the Company issued five-year warrants to purchase up to an aggregate of 196,000 shares of its common stock at a weighted-average exercise price of $1.64 per share. The applicable exercise prices for these warrants were derived from the market value of the Company’s common stock on the date of issuance and the warrants were fully exercisable when issued. During the year ended December 31, 2008, in exchange for ongoing services, the exercisability of previously issued warrants to purchase 42,000 shares of common stock was extended to early September 2010. In connection with the term extensions, during the year ended December 31, 2008 the Company recorded non-cash stock compensation charges of approximately $7,000. As of December 31, 2009, warrants to purchase a total of 50,000 shares of the Company’s common stock remained outstanding at a weighted average exercise price of $2.83 per share. These warrants expired unexercised during the year ended December 31, 2010.

In connection with business development activities, in July 2005 the Company issued a five-year warrant to purchase 100,000 shares of its common stock at an exercise price of $2.75 per share. The warrant expired unexercised in July 2010.

Warrant transactions by the Company for the years ended December 31, 2009 and 2010 are summarized below:

	Number of underlying shares	Weighted average exercise price per share
Outstanding as of December 31, 2008	11,920,628	$2.67
Issued	14,041,517	0.31
Exercised	—	—
Expired	(5,766,826)	3.25

Outstanding as of December 31, 2009	20,195,319	$0.89
Issued	4,081,633	0.21
Exercised	—	—
Expired	(150,000)	2.78

Outstanding as of December 31, 2010	24,126,952	$0.74

Information regarding warrants outstanding at December 31, 2010 is as follows:

Range of exercise prices	Number outstanding and exercisable at December 31, 2010	Weighted average remaining contractual life	Weighted average exercise price
$ 0.21 - $0.37	18,123,150	1.8 years	$0.26
$1.66	2,996,927	1.1 years	1.66
$2.64 - $3.96	3,006,875	1.7 years	2.72

	24,126,952

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

On March 30, 2006, the Company’s Board of Directors approved the 2006 Stock Incentive Plan (the “2006 Plan”), which subsequently was approved by the Company’s stockholders on May 10, 2006. Since the approval of the 2006 Plan, no further options have been or will be granted under the 1996 Plan. The 2006 Plan provides for the granting of options and rights to purchase up to an aggregate of 9,863,799 shares of the Company’s authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganization) to qualified employees, officers, directors, consultants and other service providers.

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

As of December 31, 2010, options to purchase an aggregate of 9,399,984 shares of common stock were exercisable under the Company’s stock option plans. During the years ended December 31, 2010 and 2009, the Company did not issue options to purchase shares of common stock with exercise prices below the fair market value of the common stock on the dates of grant.

Stock option transactions under the Company’s stock option plans for the years ended December 31, 2009 and 2010 are summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2008	11,554,319	$1.73
Granted	3,160,000	0.21
Exercised	—	—
Expired	(890,744)	1.35
Forfeited	(285,077)	1.09

Balance, December 31, 2009	13,538,498	$1.41
Granted	280,000	0.16
Exercised	—	—
Expired	(1,339,650)	1.56
Forfeited	(337,208)	0.46

Balance, December 31, 2010	12,141,640	1.39	5.5 years	$1,800

Vested and expected to vest	11,763,297	1.43	5.4 years	$1,602
Exercisable, December 31, 2010	9,399,984	$1.72	4.6 years	$0

As of December 31, 2010, options available for future grant under the 2006 Stock Incentive Plan amounted to 3,607,302.

Information regarding stock options outstanding at December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at December 31, 2010	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2010	Weighted average exercise price
$0.16 - $0.17	280,000	9.3 years	$0.16	—	$—
0.20 - 0.20	2,843,667	8.5 years	0.20	976,338	0.20
0.29 - 0.78	2,441,196	4.5 years	0.63	1,973,535	0.67
0.80 - 2.11	2,068,986	5.7 years	1.24	1,942,320	1.26
2.19 - 2.68	2,113,625	4.1 years	2.51	2,113,625	2.51
2.70 - 4.40	2,394,166	3.5 years	2.88	2,394,166	2.88

	12,141,640	5.5 years	1.39	9,399,984	1.72

As of December 31, 2010, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred; 24,126,952 shares for issuance upon exercise of warrants; 12,141,640 shares for issuance upon exercise of outstanding stock options; and 3,607,302 shares for issuance upon exercise of stock options available for future grant.

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

The Company has 205,000 shares of Series A Junior Participating Preferred Stock authorized (205,000,000 Units), of which no shares or Units are issued or outstanding at December 31, 2010. Each Unit would entitle the holder to (A) one vote, voting together with the shares of common stock; (B) in the event that the Company’s assets are liquidated, a payment of $1.00 or an amount equal to the payment to be distributed per share of common stock, whichever is greater; and (C) in the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, a payment in the amount equal to the payment received per share of common stock. The number of Rights per share of common stock, and the purchase price, are subject to adjustment in the event of each and any stock split, stock dividend or similar event.

Note 5 — Transactions with Biovail

On March 25, 2010, the Company entered into an asset purchase agreement with Biovail. Pursuant to the asset purchase agreement, Biovail acquired the Company’s interests in CX717, CX1763, CX1942 and the injectable dosage form of CX1739, as well as certain of its other AMPAKINE compounds and related intellectual property for use in the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. In connection with the transaction, Biovail paid the Company the lump sum of $9,000,000 upon the execution of the asset purchase agreement and an additional $1,000,000 upon completion of the specified transfer plan in September 2010. In addition, the agreement provided the Company with the right to receive up to three milestone payments in an aggregate amount of up to $15,000,000 plus the reimbursement of certain related expenses, each conditioned upon the occurrence of particular events relating to the clinical development of certain assets that Biovail acquired. None of these events have occurred and accordingly, the Company has not recorded any milestone revenue related to the Biovail transaction.

As part of the transaction, Biovail licensed back to the Company certain exclusive and irrevocable rights to some acquired AMPAKINE compounds, other than CX717, an injectable dosage form of CX1739, CX1763 and CX1942, for use outside of the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. Accordingly, following the transaction with Biovail, the Company retained its rights to develop and commercialize the non-acquired AMPAKINE compounds as a potential treatment for neurological diseases and psychiatric disorders. Additionally, the Company retained its rights to develop commercialize the

AMPAKINE compounds as a potential treatment for sleep apnea disorders, including an oral dosage form of AMPAKINE CX1739.

See Note 12 for additional information regarding a subsequent event transaction with Biovail.

Note 6 — Research and License Agreement with Servier

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

In connection with the agreement with Servier, the Company received approximately $21,000,000, including an upfront payment and research support, with the most recent payment earned during the year ended December 31, 2006. The territory covered by the exclusive license excludes North America, allowing the Company to retain commercialization rights in its domestic market. The territory covered by the exclusive license agreement also excludes South America (except Argentina, Brazil and Venezuela), Australia and New Zealand.

In early December 2006, the Company terminated the research collaboration with Servier and as a result the worldwide rights for the AMPAKINE technology for the treatment of neurodegenerative diseases were returned to the Company, other than three compounds selected by Servier for commercialization in its territory. In November 2010, Servier selected the jointly discovered AMPAKINE CX1632 (S47445) to advance into Phase I clinical testing. Should CX1632 be successfully commercialized by Servier, the Company would receive payments based upon key clinical development milestones and royalty payments on sales in licensed territories.

Note 7 — Research and License Agreement with Organon

In January 1999, the Company entered into a research collaboration and exclusive worldwide license agreement with NV Organon to allow them to develop and commercialize the Company’s proprietary AMPAKINE technology for the treatment of schizophrenia and depression. In connection with the Organon agreement, the Company received payments approximating $14,000,000, including an up-front payment, research support and milestone payments, with the most recent payment received during the quarter ended December 31, 2003.

In November 2007, Organon was acquired by Schering-Plough Corporation (“Schering-Plough”). Subsequently, in November 2009, Schering-Plough Corporation was acquired by Merck Sharpe & Dohme Corp (“Merck”). Following its merger with Schering-Plough, Merck notified us that it would not be proceeding further with the licensed AMPAKINE technology.

As a result, rights to the use of the AMPAKINE compounds for the treatment of schizophrenia and depression were returned to the Company. Merck retains ownership of compounds developed by Organon or developed jointly by Organon with the Company during the collaboration, but no longer has license rights to use our patents or know-how. The Company is free to pursue strategic opportunities for all of its other AMPAKINE compounds in schizophrenia and depression.

Note 8 — Advance from the Institute for the Study of Aging

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

Provided that the Company complies with the conditions of the funding agreement, repayment of the advance has been extended until the Company enters one of its AMPAKINE compounds into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include the principal amount plus accrued interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the outstanding principal balance and any accrued interest thereon as shares of the Company’s common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances. Included in the balance sheet is accrued principal and interest of approximately $320,000 and $316,000 at December 31, 2010 and 2009, respectively.

Note 9 — Commitments

The Company leases its offices and research laboratories under an operating lease that expires May 31, 2012. The related lease agreement includes scheduled rent increases that are recorded on a straight-line basis over the lease term. Subject to certain conditions, the lease provides the Company an option to extend the term of the lease for three one-year periods at the prevailing market rental rate at the time any extension is set to commence. Rent expense under this lease for the years ended December 31, 2010 and 2009 was approximately $564,000 and $536,000, respectively. Commitments under the lease for the year ending December 31, 2011 and the five months ending May 31, 2012 are approximately $581,000 and $248,000, respectively.

As of December 31, 2010, the Company has employment agreements with three of its executive officers that involve annual salary payments approximating $786,000 and provide for bonuses under certain circumstances. The agreements expire in May 2011 and August 2011.

The Company has entered into severance agreements with each of its executive officers. In the event of a termination of employment, under certain circumstances, these severance agreements provide defined benefits to the executive officers, including compensation equal to 12 months of the executive officer’s then current salary. Based upon the salary levels of the executive officers as of December 31, 2010, the severance agreements provide for payments ranging from $221,000 to $370,000, with the total for all executive officers approximating $1,445,000.

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

Commitments for services to be rendered for preclinical and clinical studies amount to approximately $237,000. Separately, commitments under sponsored research agreements for services to be rendered in connection with the Company’s grant from the Michael J. Fox Foundation for Parkinson’s Research approximated $124,000, which costs will be paid with funds awarded and received under the grant.

The Company has entered agreements with an academic institution that provide the Company exclusive rights to certain of the technologies that the Company is developing. Under the terms of the agreements, the Company is committed to royalty payments, including minimum annual royalties of approximately $70,000 for the year ended December 31, 2010 and for each year thereafter for the remaining life of the patents covering the subject technologies. The date of the last to expire patent related to the subject technologies currently is January 2025. The agreements commit the Company to spend a minimum of $250,000 per year to advance the AMPAKINE compounds until the Company begins marketing an AMPAKINE compound. The agreements also commit the Company to pay up to an additional $875,000 upon achievement of certain clinical testing and regulatory approval milestones, and to remit a portion of certain remuneration received in connection with sublicensing agreements.

Note 10 — Related Party Transactions

During the years ended December 31, 2010 and 2009, the Company paid or accrued scientific and other consulting fees to directors and/or stockholders aggregating approximately $30,000 and $91,000, respectively. Under certain circumstances, the Company is obligated to make royalty payments to certain of its scientific consultants, some of whom are stockholders, upon successful commercialization of certain of its products by the Company or its licensees.

Note 11 — Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740 (formerly Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”)). Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of December 31, 2010, the Company had federal and California tax net operating loss carryforwards of approximately $80,747,000 and $74,934,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California franchise tax purposes. The federal and California net operating loss carryforwards will expire at various dates from 2011 through 2030. The Company also has federal and California research and development tax credit carryforwards totaling approximately $1,983,000 and $1,817,000, respectively. The federal research and development tax credit carryforwards will expire at various dates from 2011 through 2030. The California research and development tax credit carryforward does not expire and will carry forward indefinitely until utilized.

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

Significant components of the Company’s deferred tax assets as of December 31, 2010 and December 31, 2009 are shown below. A valuation allowance of $39,083,000 as of December 31, 2010 has been established against the Company’s deferred tax assets as realization of such assets is uncertain. The decrease in the valuation allowance of $2,115,000 from December 31, 2009 to December 31, 2010 relates primarily to the utilization and expiration of net operating loss carryforwards.

Deferred tax assets consist of the following:

	December 31, 2010	December 31, 2009
Net operating loss carryforwards	$32,554,000	$34,182,000
Research and development credits	3,165,000	3,524,000
Capitalized research and development costs	850,000	1,082,000
Non-cash stock-based compensation	2,280,000	2,238,000
Depreciation	105,000	—
Other, net	129,000	172,000

Net deferred tax assets	39,083,000	41,198,000
Valuation allowance for deferred tax assets	(39,083,000)	(41,198,000)

Total deferred tax assets	$—	$—

The provision for income taxes for the year ended December 31, 2010 differs from the amount computed by applying the federal income tax rate as follows:

Tax computed at the statutory rate	35.0%
State tax, net of the federal tax benefit	6.9%
Nondeductible expenses	4.6%
Nontaxable income	(5.3%)
Expirations and true-ups of net operating loss carryforwards	88.6%
Valuation allowance for deferred tax assets	(129.8%)

—

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

As of December 31, 2010, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2010. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2006 through 2010. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

Note 12 — Subsequent Event

In September 2010, Biovail’s parent corporation, Biovail Corporation, combined with Valeant Pharmaceuticals International in a merger transaction and the combined company was renamed “Valeant Pharmaceuticals International, Inc.” (“Valeant”). Following the merger, Valeant and Biovail conducted a strategic and financial review of its product pipeline and, as a result, in November 2010, Biovail announced its intent to exit from the respiratory depression project acquired from the Company in March 2010.

Following that announcement, the Company immediately entered into discussions with Biovail regarding the future of the respiratory depression project. In March 2011, the Company entered into a new agreement with Biovail to reacquire the AMPAKINE compounds, patents and rights that Biovail acquired from the Company in March 2010. The new agreement includes an upfront payment by Cortex of $200,000 and potential future payments of up to $15,150,000 based upon the achievement of certain development and New Drug Application submission and approval milestones. Biovail is also eligible to receive additional payments of up to $15,000,000 based upon the Company’s net sales of an intravenous dosage form of the compounds for respiratory depression.

In addition, at any time following the completion of Phase I clinical studies and prior to the end of Phase IIa clinical studies, Biovail retains an option to co-develop and co-market intravenous dosage forms of an AMPAKINE compound as a treatment for respiratory depression and vaso-occlusive crises associated with sickle cell disease. In such an event, the Company would be reimbursed for certain development expenses to date and Biovail would share in all such future development costs with the Company. If Biovail makes the co-marketing election, the Company would owe no further milestone payments to Biovail and the Company would be eligible to receive a royalty on net sales of the compound by Biovail or its affiliates and licensees.

Cortex Pharmaceuticals, Inc.

Annual Report on Form 10-K

Year ended December 31, 2010

Exhibit Index

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation dated May 19, 2010, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed May 24, 2010.	—

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.	—

3.5	Certificate of Amendment of By-Laws of the Company, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed November 15, 2007.	—

4.1	Rights Agreement, dated as of February 8, 2002, between the Company and American Stock Transfer & Trust Company, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan, incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to Registration Statement on Form 8-A, No. 001-16467, filed February 15, 2002.

4.2	Placement Agency Agreement, dated January 16, 2007, by and between Cortex Pharmaceuticals, Inc. and Roth Capital Partners, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed January 19, 2007.	—

4.3	Placement Agency Agreement, dated August 24, 2007, by and between Cortex Pharmaceuticals, Inc. and JMP Securities LLC and Rodman and Renshaw, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed August 27, 2007.	—

4.4	Placement Agency Agreement, dated April 13, 2009, by and between the Company and Rodman & Renshaw, LLC, Form of Securities Purchase Agreement and Form of Common Stock Purchase Warrant issued by the Company, incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Current Report on Form 8-K filed April 17, 2009.	—

10.3	Consulting Agreement, dated as October 30, 1987, between the Company and Gary S. Lynch, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form S-1, No. 33-28284, effective on July 18, 1989.*	—

10.19	License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	—

10.31	License Agreement dated June 25, 1993, as amended, between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

10.44	Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed May 16, 1994.	—

EXH - 1

Exhibit Number	Description

10.60	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.*	—

10.65	Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.	—

10.67	Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934).	—

10.69	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 10-QSB filed February 12, 2001.*

10.70	Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.*	—

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.	—

10.74	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q, as filed on November 14, 2002.*	—

10.76	First Amendment dated August 8, 2003 to the employment agreement between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed September 19, 2003.*	—

10.77	Amendment dated December 16, 2003 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

10.79	Amendment No. 2 to the Lease Agreement for the Company’s facilities in Irvine, California, dated March 9, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.	—

10.80	Form of Incentive/Nonqualified Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*	—

10.81	Form of Restricted Stock Award under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*	—

10.82	Amendment dated January 1, 2004 to the employment agreement dated May 17, 2000 between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*	—

10.86	Second Amendment dated November 10, 2004 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*	—

10.88	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 21, 2005.*	—

EXH - 2

Exhibit Number	Description

10.89	Stock Ownership Policy for the Company’s Directors and Executive Officers as adopted by the Company’s Board of Directors on December 16, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 21, 2005.*	—

10.90	Third Amendment dated August 13, 2005 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 17, 2005.*	—

10.92	Employment letter of agreement dated January 9, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 16, 2006.*	—

10.93	Non-qualified Stock Option Agreement dated January 30, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 9, 2006.*	—

10.94	Cortex Pharmaceuticals, Inc. 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed May 11, 2006.*	—

10.96	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*	—

10.97	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s 2006 Stock Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*	—

10.98	Amendment No. 3, dated April 1, 2006, to the Lease Agreement for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.	—

10.100	Negative Equity Agreement dated February 1, 2007 between the Company and Mark A. Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007.*	—

10.101	Amendment No. 1 to the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed May 15, 2007.*	—

10.102	Amendment to the Exclusive License Agreement between the Company and The Regents of the University of California, dated as of June 1, 2007, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed June 7, 2007.	—

10.105	Patent License Agreement between the Company and the University of Alberta, dated as of May 9, 2007, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 17, 2008. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	—

10.107	Severance Agreement dated May 2, 2008, between the Company and Steven A. Johnson, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 8, 2008.*	—

10.108	Amendment No. 4, dated June 6, 2008, to the Lease Agreement for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed June 10, 2008.	—

10.109	Fourth Amendment, dated July 11, 2008, to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same Numbered Exhibit to the Company’s Report on Form 8-K filed July 17, 2008.*	—

10.110	Amendment No. 2 to Employment Agreement, dated as of December 22, 2008, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 23, 2008.*	—

10.111	Amendment No. 1 Severance Agreement, dated as of December 22, 2008, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 23, 2008.*	—

EXH - 3

Exhibit Number	Description

10.112	Employment Agreement, dated as of December 19, 2008, between the Company and Mark A. Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 23, 2008.*	—

10.113	Form of Retention Bonus Agreement, dated March 13, 2009, between the Company and each of its executive officers, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed March 19, 2009.*	—

10.114	Securities Purchase Agreement, dated July 29, 2009, by and between the Company and the Investor, including a form of Registration Rights Agreement attached as Exhibit B thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed July 30, 2009.	—

10.115	Amendment No. 2 to the Company’s 2006 Stock Incentive Plan, effective as of June 5, 2009, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009.	—

10.116	Asset Purchase Agreement, dated March 25, 2010, by and between the Company and Biovail Laboratories International SRL, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2010. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

10.117	License Agreement, dated March 25, 2010, by and between the Company and Biovail Laboratories International SRL, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2010. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

10.118	Amendment No. 3 to the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed May 24, 2010.	—

10.119	Sixth Amendment dated August 12, 2010 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed August 18, 2010.	—

10.120	Amendment to the License Agreement between the Company and The Regents of the University of California, dated as of August 24, 2010, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed August 30, 2010	—

21	Subsidiaries of the Registrant.	—

23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.	—

24	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K).	—

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	—

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	—

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a- 14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	—

*	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

EXH - 4