Form 10-Q
period 2011-03-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2011-05-23
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

78,858,197 shares of Common Stock as of May 18, 2011

CORTEX PHARMACEUTICALS, INC.

Item 1A of Part II has been omitted based on the Company’s status as a “smaller reporting company.” Items 1 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited) March 31, 2011	(Note) December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,589,307	$1,037,549
Marketable securities	—	1,992,952
Restricted cash	137,613	155,736
Other current assets	108,175	89,807

Total current assets	1,835,095	3,276,044

Furniture, equipment and leasehold improvements, net	224,376	249,831
Other	41,373	41,373

	$2,100,844	$3,567,248

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$478,918	$393,781
Accrued wages, salaries and related expenses	283,111	275,353
Unearned revenue	137,613	155,736
Advance for MCI project	320,765	319,761
Deferred rent	16,126	11,288

Total current liabilities	1,236,533	1,155,919

Deferred rent	3,225	8,063

Total liabilities	1,239,758	1,163,982

Contingencies (Note 2)
Stockholders’ equity:
Series B convertible preferred stock, $0.001 par value; $25,001 liquidation preference; shares authorized: 37,500; shares issued and outstanding: 37,500; shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 205,000,000; shares issued and outstanding: 78,858,197 (March 31, 2011 and December 31, 2010)	78,858	78,858
Additional paid-in capital	120,830,611	120,816,472
Unrealized gain, available for sale marketable securities	—	473
Accumulated deficit	(120,070,086)	(118,514,240)

Total stockholders’ equity	861,086	2,403,266

	$2,100,844	$3,567,248

See accompanying notes.

Note: The balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31,
	2011	2010
Revenues:
Sale of AMPAKINE® assets	$—	$9,000,000
Grant revenues	25,300	—

Total revenues	25,300	9,000,000
Operating expenses:
Research and development expenses	643,879	1,623,663
General and administrative expenses	940,418	1,708,000

Total operating expenses	1,584,297	3,331,663

Income (loss) from operations	(1,558,997)	5,668,337
Interest income (expense), net	601	(66,965)
Gain (loss) on disposals of assets	2,550	(5,508)

Net income (loss)	$(1,555,846)	$5,595,864

Basic and diluted net income (loss) per share:	$(0.02)	$0.08

Shares used in calculating per share amounts
Basic and diluted	78,858,197	68,412,618

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,555,846)	$5,595,864
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	25,455	29,730
Stock option compensation expense	14,139	116,329
Amortization of beneficial conversion feature	—	37,312
Amortization of capitalized offering costs	—	9,616
(Gain) loss on sale of fixed assets	(2,550)	5,507
Changes in operating assets/liabilities:
Restricted cash	18,123	—
Accrued interest on marketable securities	2,519	—
Accrued interest on convertible promissory note	—	18,750
Unearned revenue	(18,123)	—
Accounts receivable	—	(139,151)
Other current assets	(18,368)	(58,768)
Accounts payable and accrued expenses	92,895	570,234
Other	964	11,137

Net cash provided by (used in) operating activities	(1,440,792)	6,196,560

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	1,990,000	—
Purchase of fixed assets	—	(23,780)
Proceeds from sales of fixed assets	2,550	57,698

Net cash provided by investing activities	1,992,550	33,918

Cash flows from financing activities:
Proceeds from issuance of convertible promissory note	—	1,500,000
Costs related to issuance of convertible promissory note	—	(27,781)

Net cash provided by financing activities	—	1,472,219

Increase in cash and cash equivalents	551,758	7,702,697
Cash and cash equivalents, beginning of period	1,037,549	226,466

Cash and cash equivalents, end of period	$1,589,307	$7,929,163

Supplemental disclosure of non-cash financing activities:
Fair value of beneficial conversion feature on convertible promissory note	$—	$223,880

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Principles

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The Company has incurred net losses and cash outflows from operations of approximately $1,556,000 and $1,441,000, respectively, for the three months ended March 31, 2011 and expects to incur additional losses and negative cash flow from operations in fiscal 2011 and for several more years. Management believes the Company has adequate financial resources to conduct operations late into the second quarter of 2011. This raises substantial doubt about the Company’s ability to continue as a going concern, which will be dependent on its ability to obtain additional financing and to generate sufficient cash flows to meet its obligations on a timely basis.

The Company is exploring its strategic and financial alternatives, including, but not limited to, new collaborations for its AMPAKINE® program which would provide capital to the Company in exchange for exclusive or non-exclusive license or other rights to certain of the technologies and products that the Company is developing. Although the Company is presently engaged in discussions with a number of candidate companies, there can be no assurance that an agreement will arise from these discussions in a timely manner, or at all.

The Company also may need to raise additional capital through the sale of debt or equity. If the Company is unable to obtain additional financing to fund operations beyond the second quarter of 2011, it will need to eliminate some or all of its activities, merge with another company, license or sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all, or that the Company will be able to merge with another Company or license or sell any or all of its assets.

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

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

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

For options granted during the three months ended March 31, 2011 and 2010, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions:

	Three months ended March 31,
	2011	2010
Weighted average risk-free interest rate	2.8%	3.2%
Dividend yield	0%	0%
Volatility factor of the expected market price of the Company’s common stock	107%	108%
Weighted average life	7.0 years	6.9 years

Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted and employee termination rates. The risk-free rate for periods within the estimated life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average grant-date fair value per share of options granted during the three months ended March 31, 2011 and 2010 was $0.11 and $0.14, respectively.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

A summary of option activity for the three months ended March 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2010	12,141,640	$1.39
Granted	180,000	$0.13
Exercised	—	—
Forfeited	—	—
Expired	(274,884)	$1.54

Balance, March 31, 2011	12,046,756	$1.37	5.4 years	$1,800
Vested and expected to vest, March 31, 2011	11,708,082	$1.40	5.4 years	$1,596
Exercisable, March 31, 2011	9,592,761	$1.67	4.7 years	—

As of March 31, 2011, there was approximately $136,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of one year.

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

There were no stock option exercises during the three months ended March 31, 2011 or 2010. The Company issues new shares to satisfy stock option exercises.

Consistent with December 31, 2010, as of March 31, 2011 warrants to purchase up to 24,126,952 shares of the Company’s common stock were outstanding at a weighted-average exercise price of $0.74 per share.

Net Income (Loss) per Share

For the three months ended March 31, 2011, the effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

For the three months ended March 31, 2010, the effect of potentially issuable shares of common stock was not included in the calculation of diluted income per share given that the Company’s outstanding options and warrants were not “in-the-money” as of such date.

Comprehensive Income (Loss)

The Company presents unrealized gains and losses on its marketable securities, classified as “available for sale,” in its statement of stockholders’ equity and comprehensive income or loss on an annual basis and in a note in its quarterly reports. Other comprehensive income or loss consists of unrealized gains or losses on the Company’s marketable securities, which are comprised of securities of the U.S. government or its agencies, corporate bonds and other asset backed securities.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

During the three months ended March 31, 2011 and 2010, total comprehensive income or loss approximated the Company’s net income or loss for the respective period, given that the Company had no significant unrealized gains or losses on marketable securities for either period.

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

The amendments in the update became effective on a prospective basis for milestones achieved by the Company on or after January 1, 2011. Given that the guidance within the update is generally consistent with the Company’s existing revenue recognition considerations for its milestone payments, adoption of the update did not have a material impact on either the Company’s financial position or its result of operations.

Note 2 — Transactions with Biovail

On March 25, 2010, the Company entered into an asset purchase agreement with Biovail Laboratories International SRL (“Biovail”). Pursuant to the asset purchase agreement, Biovail acquired the Company’s interests in CX717, CX1763, CX1942 and the injectable dosage form of CX1739, as well as certain of its other AMPAKINE compounds and related intellectual property for use in the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. In connection with the transaction, Biovail paid the Company $9,000,000 upon the execution of the asset purchase agreement in March 2010 and an additional $1,000,000 upon completion of the specified transfer plan in September 2010. In addition, the agreement provided the Company with the right to receive up to three milestone payments in an aggregate amount of up to $15,000,000 plus the reimbursement of certain related expenses, each conditioned upon the occurrence of particular events relating to the clinical development of certain assets that Biovail acquired. None of these events have occurred and accordingly, the Company has not recorded any milestone revenue related to the Biovail transaction.

As part of the transaction, Biovail licensed back to the Company certain exclusive and irrevocable rights to some acquired AMPAKINE compounds, other than CX717, an injectable dosage form of CX1739, CX1763 and CX1942, for use outside of the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. Accordingly, following the transaction with Biovail, the Company retained its rights to develop and commercialize the non-acquired AMPAKINE compounds as a potential treatment for neurological diseases and psychiatric disorders. Additionally, the Company retained its rights to develop and commercialize the AMPAKINE compounds as a potential treatment for sleep apnea disorders, including an oral dosage form of AMPAKINE CX1739.

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

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements—(Continued)

(Unaudited)

Following that announcement, the Company entered into discussions with Biovail regarding the future of the respiratory depression project. In March 2011, the Company entered into a new agreement with Biovail to reacquire the AMPAKINE compounds, patents and rights that Biovail acquired from the Company in March 2010. The new agreement includes an upfront payment by Cortex of $200,000 and potential future payments of up to $15,150,000 based upon the achievement of certain development and New Drug Application submission and approval milestones. Biovail is also eligible to receive additional payments of up to $15,000,000 based upon the Company’s net sales of an intravenous dosage form of the compounds for respiratory depression.

The Company has recorded the $200,000 upfront payment to reacquire the respiratory depression project from Biovail as research and development expense during the quarter ended March 31, 2011.

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

Note 3 — Convertible Promissory Note

In January 2010, the Company completed a private placement of a convertible promissory note in the principal amount of $1,500,000 with a single accredited institutional investor, Samyang Optics Co., Ltd. (“Samyang”) of Korea. The promissory note accrued simple interest at the rate of 6% per annum and was convertible into unregistered shares of the Company’s common stock at Samyang’s election at any time on or after April 15, 2010 and on or before the January 15, 2011 maturity date.

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

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes relating thereto appearing elsewhere in this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

We previously reported statistically and clinically positive results with CX717 in the treatment of adult patients with Attention Deficit Hyperactivity Disorder, or ADHD, and in the prevention of respiratory depression induced by pain-relieving opiates.

With additional financial resources, we plan to develop an intravenous dosage formulation of CX717, which would provide better treatment options for respiratory depression in a hospital setting.

Our AMPAKINE CX1739 is substantially more potent than CX717 in animal studies. CX1739 has successfully completed human Phase I clinical trials and recently completed testing in a Phase II pilot study in the United Kingdom for the treatment of sleep apnea. We believe that the results from the pilot study warrant pursuing a larger trial to test the response to CX1739 by patients with central forms of sleep apnea.

Given the positive results previously demonstrated with CX717 in adults with ADHD, with additional financial resources we also plan to initiate a Phase II study with CX1739 as a potential treatment for ADHD.

We have filed several new patents for our AMPAKINE compounds that, if granted, will provide patent protection for our new compounds up to 2028. In April 2011, we announced the receipt of a notice of allowance for the patent filed for our lead compound AMPAKINE CX1739 and approximately 80 additional compound structures.

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

We record research grant revenues as the expenses related to the grant projects are incurred. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research, to the extent that such amounts are expended in accordance with the approved grant project.

Employee Stock Options and Stock-Based Compensation

We measure our share-based compensation cost at the grant date based on the estimated fair value of the award and recognize it as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment in estimating the amount of share-based awards that are expected to forfeit. Additional key input assumptions used to estimate the fair value of share-based awards include the expected option term, the expected volatility of the Company’ stock over the option’s expected term, the risk-free interest rate over the option’s expected term and the Company’s expected annual dividend yield. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Going Concern

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern, in its report for the fiscal year ended December 31, 2010, given that we do not have adequate working capital to finance our day-to-day operations for at least the following twelve month period. Our continued existence depends upon the success of our efforts to raise additional capital necessary to meet our obligations as they become due and to obtain sufficient capital to execute our business plan. We intend to obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions. If we cannot obtain adequate funding, we may be required to significantly curtail or even shut down our operations.

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

In early December 2006, we terminated the research collaboration with Servier and as a result the worldwide rights for the AMPAKINE technology for the treatment of neurodegenerative diseases were returned to us, other than three compounds selected by Servier for commercialization in its territory. In November 2010, Servier selected a jointly discovered high impact AMPAKINE compound, CX1632 (S47445), to advance into Phase I clinical testing. Should the compound be successfully commercialized by Servier, we would receive payments based upon key clinical development milestones and royalty payments on sales in licensed territories.

In March 2010, we entered into an asset purchase agreement with Biovail Laboratories International SRL (“Biovail”). Pursuant to the asset purchase agreement, Biovail acquired our interests in CX717, CX1763, CX1942 and the injectable dosage form of CX1739, as well as certain of our other AMPAKINE compounds and related intellectual property for use in the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. In connection with the transaction, Biovail paid us $9,000,000 upon execution of the asset purchase agreement in March 2010 and an additional $1,000,000 upon completion of the specified transfer plan in September 2010. In addition, the agreement provided us with the right to receive up to three milestone payments in an aggregate amount of up to $15,000,000 plus the reimbursement of certain related expenses, each conditioned upon the occurrence of particular events relating to the clinical development of certain assets that Biovail acquired.

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

Following that announcement, we entered into discussions with Biovail regarding the future of the respiratory depression project. In March 2011, we entered into a new agreement with Biovail to reacquire the AMPAKINE compounds, patents and rights that Biovail acquired from us in March 2010. The new agreement includes an upfront payment by us of $200,000 and potential future payments of up to $15,150,000 based upon the achievement of certain development and New Drug Application submission and approval milestones. Biovail is also eligible to receive additional payments of up to $15,000,000 based upon our net sales of an intravenous dosage form of the compounds for respiratory depression.

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

From inception (February 10, 1987) through the fiscal quarter ended on March 31, 2011, we have sustained losses aggregating approximately $115,692,000. Continuing losses are anticipated over the next several years. During that time, our ongoing operating expenses will only be offset, if at all, by proceeds from research grants and by possible milestone payments from Servier. Ongoing operating expenses may also be funded by payments under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under the Servier agreement or other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will be dependent upon the successful introduction of a new product into the North American market from our internal development, as well as the successful commercial development of our products by Servier or our other prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months ended March 31, 2011 and 2010

For the quarter ended March 31, 2011, our net loss of approximately $1,556,000 compares to net income of approximately $5,596,000 for the corresponding prior year quarter, with the prior year period reflecting revenues of $9,000,000 from our transaction with Biovail during March 2010, as detailed above.

Grant revenues for the quarter ended March 31, 2011 include amounts awarded by the Michael J. Fox Foundation for Parkinson’s Research. The related grant provides funding to test select AMPAKINE compounds for their ability to restore brain function in animal models of Parkinson’s disease.

Our research and development expenses for the quarter ended March 31, 2011 decreased to $644,000 from approximately $1,624,000, or by 60%, compared to the corresponding prior year quarter, with the decrease primarily reflecting sublicensing fees of $910,000 related to the March 2010 transaction with Biovail. Expense for the 2011 period includes the $200,000 payment to reacquire the AMPAKINE rights and compounds from Biovail in March 2011.

Other costs related to the access and protection of our AMPAKINE technology totaled approximately $116,000 and $119,000 for the three months ended March 31, 2011 and 2010, respectively. For the same periods, our expenses for research and development personnel, outside experts and consultants approximated $209,000 and $366,000, respectively, with most of the decrease due to a decrease in personnel-related expenses. Costs for laboratory facility and supply expenses were approximately $104,000 and $119,000 for the quarters ended March 31, 2011 and 2010, respectively.

Amounts incurred for internal research and development costs, including indirect amounts allocated to research and development, and costs for retaining outside experts for consulting and research activities are deemed to benefit the entire AMPAKINE platform rather than specific AMPAKINE compounds.

For the quarter ended March 31, 2011, our non-cash stock compensation charges for research and development amounted to a credit of approximately $29,000 compared to charges of approximately $32,000 for the corresponding prior year period, with the difference reflecting recovered amounts related to previously forfeited options.

Clinical development expenses of $44,000 for the quarter ended March 31, 2011 include amounts related to our Phase IIa proof of concept study with AMPAKINE CX1739 in sleep apnea. For the quarter ended March 31, 2010, clinical development expenses of $78,000 primarily represented amounts incurred for our completed Phase II studies with AMPAKINE CX717 in respiratory depression. CX717 was sold in our transaction that we completed with Biovail in March 2010 and subsequently reacquired by us in March 2011.

At this time, we are just beginning the clinical development of CX1739 and developing other preclinical backup candidates. Subject to the availability of sufficient finances, as the clinical development of CX1739 expands, our research and development costs are anticipated to increase significantly.

External preclinical and clinical expenses to date through March 31, 2011 for CX717 and CX1739 amounted to approximately $16,000,000 and $3,500,000, respectively.

Our general and administrative expenses for the three months ended March 31, 2011 decreased from approximately $1,708,000 to approximately $940,000, or by 45%, compared to the corresponding prior year period, with the decrease mostly reflecting legal and investment banking fees incurred in the prior year period related to the March 2010 transaction that we completed with Biovail.

For the three months ended March 31, 2011, our non-cash stock compensation charges within general and administrative expenses decreased from approximately $84,000 to approximately $44,000, or by 48%, relative to the corresponding prior year period, primarily due to the completed vesting schedules of earlier granted stock options.

For the three months ended March 31, 2011, net interest income of approximately $1,000 compares with net interest expense of approximately $67,000 for the prior year period. Net interest expense for the three months ended March 31, 2010 includes amounts accruing on our convertible promissory note issued to Samyang, along with amortization of capitalized offering costs and the beneficial conversion feature related to such convertible note transaction.

Liquidity and Capital Resources

Sources and Uses of Cash

Pursuant to the terms of our transaction with Biovail in March 2010, Biovail paid us $10,000,000 during the year ended December 31, 2010, including $9,000,000 during the quarter ended March 31, 2010. Additionally, the March 2010 transaction included rights to receive milestone payments and expense reimbursements from Biovail. However, pursuant to the terms of our March 2011 asset repurchase transaction with Biovail, we are no longer entitled to receive any future milestone payments or expense reimbursements from Biovail. Rather, as disclosed previously in this Quarterly Report on Form 10-Q, as a result of the March 2011 transaction we are obligated to make future payments to Biovail depending upon the occurrence of particular events relating to the clinical development of the repurchased assets.

Under the agreements signed with Servier in October 2000, as amended to date, in November 2010 Servier selected the jointly discovered AMPAKINE compound, CX1632 (S47445), to advance into Phase I clinical trials. We remain eligible to receive payments based upon defined clinical development milestones of the licensed compound and royalties on sales in licensed territories. There can be no assurance that we will receive such milestone payments within our desired timeframe, or if such payments will be received at all.

We also may receive proceeds from the exercise of previously issued warrants to purchase shares of our common stock. The table below summarizes the warrants outstanding as of March 31, 2011 that were issued in connection with prior offerings and placements of our securities.

Date of Issuance	Exercise Price per Share	Number of Warrants Outstanding as of March 31, 2011	Expiration Date	Approximate Potential Proceeds, if Fully Exercised
January 2007(1)	$1.66	2,996,927	January 21, 2012	$4,975,000
August 2007(1)	$2.64	2,830,000	August 28, 2012	$7,471,000
August 2007(2)	$3.96	176,875	August 28, 2012	$700,000
April 2009(1)	$0.27	6,941,176	October 17, 2012	$1,889,000
April 2009(2)	$0.26	433,824	October 17, 2012	$113,000
July 2009(1)	$0.27	6,060,470	January 31, 2013	$1,636,000
July 2009(2)	$0.37	606,047	January 31, 2013	$222,000
June 2010(1)(3)	$0.21	4,081,633	June 7, 2012	$841,000

(1)	Represents warrants issued to the investor(s) in the related transaction.
(2)	Represents warrants issued to the placement agent(s) in the related transaction.
(3)	See Note 3 to the Financial Statements.

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

Warrants detailed above with issuance dates between January 2007 and June 2009 may be settled by a cashless exercise. In such an event, the holder of the warrants would receive a number of unregistered shares representing the gain on exercise of such warrants, divided by the volume weighted average price of the Company’s common stock on the trading day immediately preceding such exercise.

None of the warrants detailed above are “in-the-money” as of March 31, 2011. We can give no assurance that we will receive proceeds from the exercise of any of the outstanding warrants.

As of March 31, 2011, we had cash and cash equivalents totaling approximately $1,589,000 and working capital of approximately $599,000. In comparison, as of December 31, 2010, we had cash, cash equivalents and marketable securities of approximately $3,031,000 and working capital of approximately $2,120,000. The decreases in cash and working capital reflect amounts required to fund our operations.

For the three months ended March 31, 2011, net cash used in operating activities was approximately $1,441,000, and included our net loss for the period of approximately $1,556,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $40,000, and changes in operating assets and liabilities. Net cash provided by operating activities was approximately $6,197,000 for the three months ended March 31, 2010 and included our net income for the period of approximately $5,596,000, adjusted for non-cash expenses for depreciation, amortization and stock compensation approximating $193,000, and changes in operating assets and liabilities.

For the three months ended March 31, 2011, net cash provided by investing activities approximated $1,993,000 and primarily represented the proceeds from the maturity of marketable securities. For the three months ended March 31, 2010, net cash provided by investing activities approximated $34,000 and represented the proceeds from the sales and purchases of fixed assets.

There was no cash provided by or used in financing activities for the three months ended March 31, 2011. Net cash provided by financing activities approximated $1,472,000 during the three months ended March 31, 2010 and resulted from our private placement of a convertible promissory note in January 2010.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2012. The commitments under the lease agreement for the remaining nine months of the year ending December 31, 2011 and the five months ending May 31, 2012 are approximately $445,000 and $249,000, respectively.

In addition to amounts reflected on the balance sheet as of March 31, 2011, our remaining commitments for preclinical and clinical studies amount to approximately $204,000. Separately, as of March 31, 2011 we are committed to approximately $138,000 for research related to the grant from the Michael J. Fox Foundation for Parkinson’s Research, which costs will be covered by funds awarded and received under the grant. These related funds have been recorded as restricted cash in our financial statements as of March 31, 2011.

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

Staffing

As of March 31, 2011, we had 11 full-time employees. We do not anticipate significant increases in the number of our full-time employees within the coming year.

Outlook

We believe that we have adequate financial resources to conduct our operations late into the second quarter of 2011. Our forecast of the period of time through which our financial resources will be adequate to support our operations is forward-looking information, and actual results could vary.

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

We are exposed to certain market risks associated with interest rate fluctuations on our advance from the Institute for the Study of Aging, which is due when we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of March 31, 2011, the principal and accrued interest of the advance amounted to approximately $321,000.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibits

10.121	Fifth Amendment to the License Agreement between the Company and The Regents of the University of California, dated as of March 15, 2011, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed March 21, 2011.

10.122	Asset Purchase Agreement, dated March 15, 2011, by and between the Company and Biovail Laboratories International SRL. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

May 23, 2011	By:	/s/ MARIA S. MESSINGER
Maria S. Messinger
Vice President and Chief Financial Officer; Corporate Secretary (Chief Accounting Officer)