Form 10-Q
period 2011-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2011-08-18
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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

78,858,197 shares of Common Stock as of August 8, 2011

CORTEX PHARMACEUTICALS, INC.

Item 1A of Part II has been omitted based on the Company’s status as a “smaller reporting company.” Items 1 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited) June 30, 2011	(Note) December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$1,419,530	$1,037,549
Marketable securities	—	1,992,952
Restricted cash	52,586	155,736
Other current assets	61,364	89,807

Total current assets	1,533,480	3,276,044
Furniture, equipment and leasehold improvements, net	198,185	249,831
Other	41,373	41,373

	$1,773,038	$3,567,248

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$568,304	$393,781
Accrued wages, salaries and related expenses	278,734	275,353
Unearned revenue	52,586	155,736
Advance for MCI project	321,770	319,761
Deferred rent	17,738	11,288

Total current liabilities	1,239,132	1,155,919
Deferred rent	—	8,063

Total liabilities	1,239,132	1,163,982

Stockholders’ equity:
Series B convertible preferred stock, $0.001 par value; $25,001 liquidation preference; shares authorized: 37,500; shares issued and outstanding: 37,500; shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 205,000,000; shares issued and outstanding: 78,858,197 (June 30, 2011 and December 31, 2010)	78,858	78,858
Additional paid-in capital	120,859,599	120,816,472
Unrealized gain, available for sale marketable securities	—	473
Accumulated deficit	(120,426,254)	(118,514,240)

Total stockholders’ equity	533,906	2,403,266

	$1,773,038	$3,567,248

See accompanying notes.

Note: The balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Sale of AMPAKINE® assets	$—	$—	$—	$9,000,000
License revenue	1,000,000	—	1,000,000	—
Grant revenue	85,027	—	110,327	—

Total revenues	1,085,027	—	1,110,327	9,000,000

Operating expenses:
Research and development	645,231	946,624	1,289,110	2,570,287
General and administrative	803,705	1,022,688	1,744,123	2,730,688

Total operating expenses	1,448,936	1,969,312	3,033,233	5,300,975

(Loss) income from operations	(363,909)	(1,969,312)	(1,922,906)	3,699,025
Interest (expense) income, net	7,741	(485,153)	10,892	(557,626)

Net (loss) income	$(356,168)	$(2,454,465)	$(1,912,014)	$3,141,399

Net (loss) income per share (A):
Basic and diluted	$(0.00)	$(0.04)	$(0.02)	$0.05

Shares used in calculating per share amounts (A):
Basic	78,858,197	68,412,618	78,858,197	69,797,667

Diluted	78,858,197	68,412,618	78,858,197	78,002,866

(A)	See Note 1 to Notes to Condensed Financial Statements.

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(1,912,014)	$3,141,399
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	49,974	57,425
Stock option compensation expense	43,127	209,883
Amortization of beneficial conversion feature	—	223,880
Amortization of capitalized offering costs	—	57,698
Warrant issued upon conversion of promissory note	—	233,767
Changes in operating assets/liabilities:
Restricted cash	103,150	—
Accrued interest on marketable securities	2,519	6,299
Other current assets	28,443	(61,118)
Other non-current assets	—	5,294
Accounts payable and accrued expenses	177,904	(450,448)
Unearned revenue	(103,150)	—
Accrued interest on convertible promissory note	—	35,500
Deferred rent	(1,613)	8,063
Other	(9,139)	10,504

Net cash (used in) provided by operating activities	(1,620,799)	3,478,146

Cash flows from investing activities:
Purchases of marketable securities	—	(2,622,386)
Proceeds from sales and maturities of marketable securities	1,990,000	—
Purchases of fixed assets	—	(55,780)
Proceeds from sales of fixed assets	12,780	63,435

Net cash provided by (used in) investing activities	2,002,780	(2,614,731)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory note	—	1,500,000
Costs related to issuance of convertible promissory note	—	(27,781)

Net cash provided by financing activities	—	1,472,219

Increase in cash and cash equivalents	381,981	2,335,634
Cash and cash equivalents, beginning of period	1,037,549	226,466

Cash and cash equivalents, end of period	$1,419,530	$2,562,100

Supplemental disclosure of non-cash financing activities:
Issuance of common stock upon conversion of promissory note	$—	$1,535,500

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Principles

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The Company has incurred net losses and cash outflows from operations of approximately $1,912,000 and $1,621,000, respectively, for the six months ended June 30, 2011 and expects to incur additional losses and negative cash flow from operations in fiscal 2011 and for several more years. Management believes the Company has adequate financial resources to conduct operations into the fourth quarter of 2011. This raises substantial doubt about the Company’s ability to continue as a going concern, which will be dependent on its ability to obtain additional financing and to generate sufficient cash flows to meet its obligations on a timely basis.

In August 2011, as part of its efforts to conserve its cash resources, the Company implemented a reduction of approximately 50% of its workforce. At the same time, the Company deferred payment of 50% of the base salary for each of its remaining employees until the Company secures sufficient capital.

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

The Company will likely need to raise additional capital through the sale of debt or equity. If the Company is unable to obtain additional financing to fund operations beyond the fourth quarter of 2011, it will need to eliminate some or all of its activities, merge with another company, license or sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all, or that the Company will be able to merge with another Company or license or sell any or all of its assets.

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

The Company recognizes expense in its financial statements for all share-based payments to employees, including grants of employee stock options, based on their fair values over the service period.

There were no options granted during the three months ended June 30, 2011 and 2010. For options granted during the six months ended June 30, 2011 and 2010, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions:

	Six months ended June 30,
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

The weighted-average grant-date fair value per share of options granted during the six months ended June 30, 2011 and 2010 was $0.11 and $0.14, respectively.

A summary of option activity for the six months ended June 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2010	12,141,640	$1.39
Granted	180,000	$0.13
Exercised	—	—
Forfeited	—	—
Expired	(464,884)	$2.00

Balance, June 30, 2011	11,856,756	$1.35	5.3 years	—
Vested and expected to vest, June 30, 2011	11,528,436	$1.38	5.2 years	—
Exercisable, June 30, 2011	9,496,095	$1.63	4.5 years	—

As of June 30, 2011, there was approximately $93,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of less than one year.

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

There were no stock option exercises during the six months ended June 30, 2011 or 2010. The Company issues new shares to satisfy stock option exercises.

Consistent with December 31, 2010, as of June 30, 2011 warrants to purchase up to 24,126,952 shares of the Company’s common stock were outstanding at a weighted-average exercise price of $0.74 per share.

Net (Loss) Income per Share

For the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011, the effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

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

In calculating diluted earnings per share, amounts added to the numerator represent charges recorded for a convertible promissory note (see Note 4), including non-cash charges related to the beneficial conversion feature within the promissory note and the allocated fair value of warrants issued upon such note’s conversion.

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

During the three months and six months ended June 30, 2011 and 2010, total comprehensive income or loss approximated the Company’s net income or loss for the respective period, given that the Company had no significant unrealized gains or losses on marketable securities for any of those periods.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholder’s equity.

The Company has yet to determine which of the two approved methods it will use to report its other comprehensive income. The Company will be required to adopt ASU 2011-05 retroactively effective January 1, 2012 and such adoption is not expected to have a material impact on the Company’s financial position or its results of operations.

Note 2 — Option Agreement with Servier

On June 10, 2011, the Company entered into a new agreement with Servier to sell the Company’s remaining rights to the jointly discovered high impact AMPAKINE compound, CX1632 (S47445). Servier provided an immediate, non-refundable payment of $1,000,000 to the Company for the option to expand its rights to the compound. If Servier exercises the option to acquire sole ownership of the patent rights to CX1632 prior to October 31, 2011, it will pay the Company an additional $2,000,000, as well as certain royalties and milestone payments to the University of California, from whom the Company has licensed rights to the AMPAKINE technology.

During the option period, the Company and Servier remain joint owners of the patents and patent applications relating to CX1632. The Company currently has rights to develop and market CX1632 in all of North America and selected South American countries as well as Australia and New Zealand.

On or before October 31, 2011, Servier may exercise its option to acquire sole ownership of the global patent rights to CX1632, along with a sub-license of the Company’s rights to all indications licensed from the University of California for use with CX1632. Following the exercise of the option, the Company will not be entitled to any royalties or further payments from Servier’s development and commercialization of CX1632. However, the Company will retain all rights for the remaining AMPAKINE technology on a worldwide basis.

Note 3 — Transactions with Biovail

On March 25, 2010, the Company entered into an asset purchase agreement with Biovail Laboratories International SRL (“Biovail”). Pursuant to the asset purchase agreement, Biovail acquired the Company’s interests in CX717, CX1763, CX1942 and the injectable dosage form of CX1739, as well as certain of its other AMPAKINE compounds and related intellectual property for use in the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. In connection with the transaction, Biovail paid the Company $9,000,000 upon the execution of the asset purchase agreement in March 2010 and an additional $1,000,000 upon completion of the specified transfer plan in September 2010. In addition, the agreement provided the Company with the right to receive up to three milestone payments in an aggregate amount of up to $15,000,000 plus the reimbursement of certain related expenses, each conditioned upon the occurrence of particular events relating to the clinical development of certain assets that Biovail acquired. None of these events have occurred and accordingly, the Company did not record any milestone revenue related to the Biovail transaction.

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

The Company has recorded the $200,000 upfront payment to reacquire the respiratory depression project from Biovail as research and development expense during the six months ended June 30, 2011.

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

Note 4 — Convertible Promissory Note

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

Our AMPAKINE CX1739 is substantially more potent than CX717 in animal studies. CX1739 has successfully completed human Phase I clinical trials and recently completed testing in a Phase II pilot study in the United Kingdom for the treatment of sleep apnea. We believe that the results from the pilot study warrant pursuing a trial to test the response to CX1739 by patients with central sleep apnea, which is often seen in heart failure patients and in chronic opioid users.

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

In November 2003, a method of use patent for AMPAKINE compounds in the treatment of memory and cognition issued to the University of California by the European Patent Office (“EPO”). Rights to that patent are included in our sublicense to the AMPAKINE technology from the University of California. Following its issuance, oppositions to the patent were filed by Eli Lilly and Company and GlaxoSmithKline. In January 2008, the EPO decided to revoke the patent citing, among other reasons, a filing technicality related to matter added to the original patent application. We subsequently filed a formal appeal of the EPO’s decision, which halted the revocation. The patent was scheduled to expire during 2013 and the legal process related to the appeal continued for most of its remaining life, until we withdrew our appeal in July 2011 and the revocation became effective. Given the patent’s limited life for commercial protection, we do not deem the EPO’s decision for this patent as material to the future of our AMPAKINE technology. The same patent has been issued in the U.S., and remains in force.

Most importantly, we own or have exclusive rights to a large portfolio of composition of matter patents or pending patent applications with much longer patent lives that we believe are fundamental and more critical to our commercial protection worldwide. We have filed several new patents for our AMPAKINE compounds that, if granted, will provide patent protection for our new compounds up to 2028. In April 2011, we announced the receipt of a notice of allowance from the U.S. Patent and Trademark Office (“PTO”) for the patent filed for our lead compound AMPAKINE CX1739 and approximately 80 additional compound structures.

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

Employee Stock Options and Stock-Based Compensation

We measure our share-based compensation cost at the grant date based on the estimated fair value of the award and recognize it as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment in estimating the amount of share-based awards that are expected to forfeit. Additional key input assumptions used to estimate the fair value of share-based awards include the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term and our expected annual dividend yield. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Results of Operations

General

In October 2000, we entered into a research collaboration agreement and a license agreement with Servier. The agreements allowed Servier to develop and commercialize select AMPAKINE compounds in defined territories of Europe, Asia the Middle East and certain South American countries as a treatment for (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders.

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

In June 2011, our agreements with Servier were amended and restated with an option agreement for the AMPAKINE CX1632. In exchange for an option to expand its rights to the compound, Servier provided us a non-refundable payment of $1,000,000.

During the option period, we and Servier remain joint owners of the patents and patent applications relating to CX1632.We currently have rights to develop and market CX1632 in all of North America and selected South American countries as well as Australia and New Zealand.

On or before October 31, 2011, Servier may exercise its option to acquire sole ownership of the global patent rights to CX1632, along with a sub-license of our rights to all indications licensed from the University of California for use with CX1632. If Servier exercises the option, it will pay us an additional $2,000,000, as well as certain royalties and milestone payments to the University of California. Following the exercise of the option, we will not be entitled to any royalties or further payments from Servier’s development and commercialization of CX1632. However, we will retain all rights for the remaining AMPAKINE technology on a worldwide basis.

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

Following that announcement, we entered into discussions with Biovail regarding the future of the respiratory depression project. In March 2011, we entered into a new agreement with Biovail to reacquire the AMPAKINE compounds, patents and rights that Biovail acquired from us in March 2010. The new agreement included an upfront payment by us of $200,000 and potential future payments of up to $15,150,000 based upon the achievement of certain development and New Drug Application submission and approval milestones. Biovail is also eligible to receive additional payments of up to $15,000,000 based upon our net sales of an intravenous dosage form of the compounds for respiratory depression.

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

From inception (February 10, 1987) through the fiscal quarter ended on June 30, 2011, we have sustained losses aggregating approximately $116,048,000. Continuing losses are anticipated over the next several years. During that time, our ongoing operating expenses will only be offset, if at all, by proceeds from research grants and by potential fees from Servier’s exercise of its option to expand its rights to AMPAKINE CX1632. Ongoing operating expenses may also be funded by payments under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will be dependent upon the successful introduction of a new product into the North American market from our internal development, as well as the successful commercial development of our products by our prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months and Six Months ended June 30, 2011 and 2010

For the three months ended June 30, 2011, our net loss of approximately $356,000 compares with a net loss of approximately $2,454,000 for the corresponding prior year period. For the six months ended June 30, 2011, our net loss of approximately $1,912,000 compares with our net income of approximately $3,141,000 for the corresponding prior year period, due primarily to revenues of $9,000,000 during the prior year period from the March 2010 transaction with Biovail, as detailed above.

License revenues for the three and six months ended June 30, 2011 represent the $1,000,000 received under our new option agreement with Servier (See Note 2). Grant revenues for the three and six months ended June 30, 2011 include amounts awarded by the Michael J. Fox Foundation for Parkinson’s Research. The related funding will allow us to test select AMPAKINE compounds for their ability to restore brain function in animal models of Parkinson’s disease.

Our research and development expenses for the three months ended June 30, 2011 decreased to approximately $645,000 from approximately $947,000 for the corresponding prior year quarter, or by 32%, with the most significant decrease due to timing of clinical development expenses.

Our clinical development expenses of approximately $45,000 for the quarter ended June 30, 2011 related to our lead AMPAKINE CX1739, including amounts for our recently completed Phase IIa proof of concept study with the compound in patients with sleep apnea. For the quarter ended June 30, 2010, clinical development expenses of approximately $228,000 included amounts for the sleep apnea study with CX1739, along with the close-out of our positron emission tomography (PET) scan study with CX717 in patients with Alzheimer’s disease. The CX717 study was closed following the sale of the compound to Biovail in March 2010. As noted above, we subsequently reacquired CX717 in March 2011.

Amounts incurred for our internal research and development costs, including indirect amounts allocated to research and development, and costs for retaining outside experts for consulting and research activities are deemed to benefit the entire AMPAKINE platform rather than specific AMPAKINE compounds.

For the quarter ended June 30, 2011 and 2010, our expenses for research and development personnel, outside experts and consultants approximated $277,000 and $285,000, respectively. For the same periods, costs for laboratory facility and supply expenses were approximately $95,000 and $123,000, respectively, and costs related to the access and protection of our AMPAKINE technology totaled approximately $233,000 and $280,000, respectively.

For the quarter ended June 30, 2011, our non-cash stock compensation charges for research and development amounted to a credit of approximately $5,000 compared to charges of approximately $31,000 for the corresponding prior year period, with the difference reflecting recovered amounts related to previously forfeited options.

For the six months ended June 30, 2011, our research and development expenses decreased to approximately $1,289,000 from approximately $2,570,000 for the corresponding prior year period, or by 50%, with the decrease primarily reflecting sublicensing fees of $910,000 during the prior year period related to the March 2010 transaction with Biovail. Expense for the 2011 period includes the $200,000 payment to reacquire the AMPAKINE rights and compounds from Biovail in March 2011, along with sublicensing fees of $53,000 related to the June 2011 transaction with Servier.

Other costs related to the access and protection of our AMPAKINE technology totaled approximately $296,000 and $399,000 for the six months ended June 30, 2011 and 2010, respectively, with the decrease reflecting the timing of fees for our patent filings. For the same periods, our expenses for research and development personnel, outside experts and consultants approximated $487,000 and $650,000, respectively, with most of the decrease due to a decrease in personnel-related expenses. Costs for laboratory facility and supply expenses were approximately $199,000 and $242,000 for the six months ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011, our non-cash stock compensation charges for research and development amounted to a credit of approximately $35,000 compared to charges of approximately $63,000 for the corresponding prior year period, with the difference reflecting recovered amounts related to previously forfeited options.

Clinical development expenses of $89,000 for the six months ended June 30, 2011 include amounts related to our Phase IIa proof of concept study with AMPAKINE CX1739 in sleep apnea. For the six months ended June 30, 2010, clinical development expenses of $306,000 included amounts for the sleep apnea study, along with amounts incurred for our earlier completed Phase II studies with

AMPAKINE CX717. As stated above, CX717 was sold in our transaction that we completed with Biovail in March 2010 and subsequently reacquired by us in March 2011.

At this time, we are just beginning the clinical development of CX1739 and developing other preclinical backup candidates. Subject to the availability of sufficient finances, as the clinical development of CX1739 expands, our research and development costs are anticipated to increase significantly.

External preclinical and clinical expenses to date through June 30, 2011 for CX717 and CX1739 amounted to approximately $16,000,000 and $4,000,000, respectively.

Our general and administrative expenses for the three months ended June 30, 2011 decreased from approximately $1,023,000 to approximately $804,000, or by 21%, compared to the corresponding prior year period, with the decrease mostly reflecting an increased use of advisory consultants during the prior year period.

For the six months ended June 30, 2011, our general and administrative expenses decreased from approximately $2,731,000 to approximately $1,744,000, or by 36% compared to the six-month period ended June 30, 2010, primarily reflecting legal and investment banking fees during the prior year period related to the March 2010 transaction that we completed with Biovail.

For the three months ended June 30, 2011, our non-cash stock compensation charges within general and administrative expenses decreased from approximately $62,000 to approximately $34,000, or by 45%, relative to the corresponding prior year period. For the six months ended June 30, 2011, these charges decreased from approximately $146,000 to approximately $78,000, or by 47%, relative to the corresponding prior year period, with the decreases for both periods primarily due to the completed vesting schedules of earlier granted stock options.

For the three months ended June 30, 2011, net interest income of approximately $8,000 compares with net interest expense of approximately $485,000 for the prior year quarter. For the six months ended June 30, 2011, net interest income of approximately $11,000 compares with net interest expense of approximately $558,000 for the corresponding prior year period. Net interest expense for the prior year periods includes amounts accruing on our convertible promissory note issued to Samyang, along with amortization of capitalized offering costs and the beneficial conversion feature related to such convertible note transaction.

Accelerated amortization charges for the offering costs and the beneficial conversion feature were recorded upon Samyang’s conversion of the promissory note in June 2010, along with non-cash charges for the allocated value of warrants issued to Samyang upon the note’s conversion. See Note 4 of Notes to Condensed Financial Statements.

Liquidity and Capital Resources

Sources and Uses of Cash

In connection with the new option agreement signed with Servier in June 2011 (see Note 2), we received a non-refundable payment from Servier of $1,000,000. If Servier elects to exercise its option to expand its rights to the jointly discovered AMPAKINE CX1632 on or before October 31, 2011, of which there can be no assurance, Servier has agreed to pay us an additional $2,000,000.

Pursuant to the terms of our transaction with Biovail in March 2010, Biovail paid us $10,000,000 during the year ended December 31, 2010, including $9,000,000 during the six months ended June 30, 2010. Additionally, the March 2010 transaction included rights to receive milestone payments and expense reimbursements from Biovail. However, pursuant to the terms of our March 2011 asset repurchase transaction with Biovail, we are no longer entitled to receive any future milestone payments or expense reimbursements from Biovail. Rather, as disclosed previously in this Quarterly Report on Form 10-Q, as a result of the March 2011 transaction we are obligated to make future payments to Biovail depending upon the occurrence of particular events relating to the clinical development of the repurchased assets.

We also may receive proceeds from the exercise of previously issued warrants to purchase shares of our common stock. The table below summarizes the warrants outstanding as of June 30, 2011 that were issued in connection with prior offerings and placements of our securities. None of the warrants are “in-the-money” as of June 30, 2011 and we can give no assurance that we will receive proceeds from the exercise of any of the outstanding warrants.

Date of Issuance	Exercise Price per Share	Number of Warrants Outstanding as of June 30, 2011	Expiration Date	Approximate Potential Proceeds, if Fully Exercised
January 2007(1)	$1.66	2,996,927	January 21, 2012	$4,975,000
August 2007(1)	$2.64	2,830,000	August 28, 2012	$7,471,000
August 2007(2)	$3.96	176,875	August 28, 2012	$700,000
April 2009(1)	$0.27	6,941,176	October 17, 2012	$1,889,000
April 2009(2)	$0.26	433,824	October 17, 2012	$113,000
July 2009(1)	$0.27	6,060,470	January 31, 2013	$1,636,000
July 2009(2)	$0.37	606,047	January 31, 2013	$222,000
June 2010(1)(3)	$0.21	4,081,633	June 7, 2012	$841,000

(1)	Represents warrants issued to the investor(s) in the related transaction.
(2)	Represents warrants issued to the placement agent(s) in the related transaction.
(3)	See Note 4 to the Financial Statements.

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

As of June 30, 2011, we had cash and cash equivalents totaling approximately $1,420,000 and working capital of approximately $294,000. In comparison, as of December 31, 2010, we had cash, cash equivalents and marketable securities of approximately $3,031,000 and working capital of approximately $2,120,000. The decreases in cash and working capital reflect amounts required to fund our operations.

For the six months ended June 30, 2011, net cash used in operating activities was approximately $1,621,000, and included our net loss for the period of approximately $1,912,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $93,000, and changes in operating assets and liabilities. Net cash provided by operating activities was approximately $3,478,000 for the six months ended June 30, 2010 and included our net income for the period of approximately $3,141,000, adjusted for non-cash expenses for depreciation, amortization and stock compensation approximating $783,000, and changes in operating assets and liabilities.

For the six months ended June 30, 2011, net cash provided by investing activities approximated $2,003,000 and primarily represented the proceeds from the maturity of marketable securities. Net cash used in investing activities for the six months ended June 30, 2010 approximated $2,615,000 and primarily represented the purchases of marketable securities, partially offset by the proceeds from the sale of fixed assets.

There was no cash provided by or used in financing activities for the six months ended June 30, 2011. Net cash provided by financing activities approximated $1,472,000 during the six months ended June 30, 2010 and resulted from our private placement of a convertible promissory note in January 2010.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2012. The commitments under the lease agreement for the remaining six months of the year ending December 31, 2011 and the five months ending May 31, 2012 are approximately $299,000 and $249,000, respectively.

In addition to amounts reflected on the balance sheet as of June 30, 2011, our remaining commitments for preclinical and clinical studies amount to approximately $196,000.

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

Staffing

As of June 30, 2011, we had 11 full-time employees. Following our reduction in force in August 2011, we have six full-time employees and believe that our remaining number of employees will be sufficient to meet our personnel requirements. We do not anticipate significant increases in the number of our full-time employees within the coming year.

Outlook

We believe that we have adequate financial resources to conduct our operations into the fourth quarter of 2011. Our forecast of the period of time through which our financial resources will be adequate to support our operations is forward-looking information, and actual results could vary.

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

We are exposed to certain market risks associated with interest rate fluctuations on our advance from the Institute for the Study of Aging, which is due when we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of June 30, 2011, the principal and accrued interest of the advance amounted to approximately $322,000.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibits

10.125	Patent Assignment and Option and Amended and Restated Agreement, dated June 10, 2011, by and between the Company and Servier. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

*	The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

August 18, 2011	By:	/s/ MARIA S. MESSINGER
Maria S. Messinger
Vice President and Chief Financial Officer; Corporate Secretary (Authorized Signer and Chief Accounting Officer)