Form 10-Q
period 2011-09-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2011-11-14
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

85,623,663 shares of Common Stock as of November 7, 2011

CORTEX PHARMACEUTICALS, INC.

Item 1A of Part II has been omitted based on the Company’s status as a “smaller reporting company.” Items 1 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited) September 30, 2011	(Note) December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$438,381	$1,037,549
Marketable securities	—	1,992,952
Restricted cash	50,448	155,736
Other current assets	47,580	89,807

Total current assets	536,409	3,276,044
Furniture, equipment and leasehold improvements, net	100,471	249,831
Other	41,373	41,373

	$678,253	$3,567,248

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$607,892	$393,781
Accrued wages, salaries and related expenses	330,046	275,353
Unearned revenue	50,448	155,736
Advance for MCI project	322,775	319,761
Deferred rent	12,900	11,288

Total current liabilities	1,324,061	1,155,919
Deferred rent	—	8,063

Total liabilities	1,324,061	1,163,982

Stockholders’ equity (deficit):
Series B convertible preferred stock, $0.001 par value; $25,001 liquidation preference; shares authorized: 37,500; shares issued and outstanding: 37,500; shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 205,000,000; shares issued and outstanding: 78,858,197 (September 30, 2011 and December 31, 2010)	78,858	78,858
Additional paid-in capital	120,854,720	120,816,472
Unrealized gain, available for sale marketable securities	—	473
Accumulated deficit	(121,601,089)	(118,514,240)

Total stockholders’ equity (deficit)	(645,808)	2,403,266

	$678,253	$3,567,248

See accompanying notes.

Note: The balance sheet as of December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Sale of AMPAKINE® assets	$—	$1,000,000	$—	$10,000,000
License revenue	—	—	1,000,000	—
Grant revenue	2,139	192,607	112,466	192,607

Total revenues	2,139	1,192,607	1,112,466	10,192,607

Operating expenses:
Research and development	444,478	776,701	1,733,588	3,346,988
General and administrative	729,951	946,720	2,474,074	3,677,408

Total operating expenses	1,174,429	1,723,421	4,207,662	7,024,396

(Loss) income from operations	(1,172,290)	(530,814)	(3,095,196)	3,168,211
Interest (expense) income, net	(2,545)	2,609	8,347	(555,017)

Net (loss) income	$(1,174,835)	$(528,205)	$(3,086,849)	$2,613,194

Net (loss) income per share (A):
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$0.04

Shares used in calculating per share amounts (A):
Basic	78,858,197	78,858,197	78,858,197	72,851,033

Diluted	78,858,197	78,858,197	78,858,197	78,291,865

(A)	See Note 1 to Notes to Condensed Financial Statements.

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(3,086,849)	$2,613,194
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	98,412	85,844
Adjustment to fair value of fixed assets	43,643	—
Stock option compensation expense	38,248	266,179
Amortization of beneficial conversion feature	—	223,880
Amortization of capitalized offering costs	—	57,698
Warrant issued upon conversion of promissory note	—	233,767
Changes in operating assets/liabilities:
Restricted cash	105,288	—
Accrued interest on marketable securities	2,519	14,517
Other current assets	42,227	(35,355)
Other non-current assets	—	5,294
Accounts payable and accrued expenses	268,804	(709,733)
Unearned revenue	(105,288)	—
Accrued interest on convertible promissory note	—	35,500
Deferred rent	(6,451)	8,063
Other	(6,526)	11,508

Net cash (used in) provided by operating activities	(2,605,973)	2,810,356

Cash flows from investing activities:
Purchases of marketable securities	—	(2,622,386)
Proceeds from sales and maturities of marketable securities	1,990,000	360,000
Purchases of fixed assets	—	(50,889)
Proceeds from sales of fixed assets	16,805	63,435

Net cash provided by (used in) investing activities	2,006,805	(2,249,840)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory note	—	1,500,000
Costs related to issuance of convertible promissory note	—	(27,781)

Net cash provided by financing activities	—	1,472,219

(Decrease) increase in cash and cash equivalents	(599,168)	2,032,735
Cash and cash equivalents, beginning of period	1,037,549	226,466

Cash and cash equivalents, end of period	$438,381	$2,259,201

Supplemental disclosure of non-cash financing activities:
Issuance of common stock upon conversion of promissory note	$—	$1,535,500

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Principles

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The Company has incurred net losses and cash outflows from operations of approximately $3,087,000 and $2,606,000, respectively, for the nine months ended September 30, 2011 and expects to incur additional losses and negative cash flow from operations in fiscal 2011 and for several more years. With the $2,500,000 received subsequent to September 30, 2011, as explained more fully below and in Notes 2 and 4, management believes the Company has adequate financial resources to conduct operations into the second quarter of 2012. This raises substantial doubt about the Company’s ability to continue as a going concern, which will be dependent on its ability to obtain additional financing and to generate sufficient cash flows to meet its obligations on a timely basis.

In August 2011, as part of its efforts to conserve its cash resources, the Company implemented a reduction of approximately 50% of its workforce. At the same time, the Company deferred payment of 50% of the base salary for each of its remaining employees. Those salary deferrals continued until mid- October 2011, when the Company received $2,000,000 from Servier as a result of the exercise of its option to expand its rights to the jointly developed AMPAKINE® compound, CX1632. See Note 2.

In October 2011, the Company completed a private placement of $500,000 with Samyang Value Partners Co., Ltd., a wholly owned subsidiary of Samyang Optics Co. Ltd. (“Samyang”) of South Korea. The investment follows the private placement of $1,500,000 in securities with Samyang in January 2010. The October 2011 transaction included the issuance of 6,765,466 shares of the Company’s common stock and warrants to purchase up to an additional 1,691,367 shares of the Company’s common stock. The warrants have an exercise price of $0.1035 per share and a two-year term.

In connection with the October 2011 transaction, the Company and Samyang have entered into a memorandum of understanding regarding a potential license agreement for rights to the AMPAKINE CX1739 for the treatment of neurodegenerative diseases in South Korea. See Note 4.

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

The Company will likely need to raise additional capital through the sale of debt or equity. If the Company is unable to obtain additional financing to fund operations beyond the second quarter of 2012, it will need to eliminate some or all of its activities, merge with another company, license or sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all, or that the Company will be able to merge with another Company or license or sell any or all of its assets.

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

There were no options granted during the three months ended September 30, 2011 and 2010. For options granted during the nine months ended September 30, 2011 and 2010, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions:

	Nine months ended September 30,
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

The weighted-average grant-date fair value per share of options granted during the nine months ended September 30, 2011 and 2010 was $0.11 and $0.14, respectively.

A summary of option activity for the nine months ended September 30, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2010	12,141,640	$1.39
Granted	180,000	$0.13
Exercised	—	—
Forfeited	(258,665)	$0.20
Expired	(476,084)	$2.01

Balance, September 30, 2011	11,586,891	$1.37	4.7 years	—
Vested and expected to vest, September 30, 2011	11,345,994	$1.40	4.6 years	—
Exercisable, September 30, 2011	10,355,895	$1.52	4.2 years	—

As of September 30, 2011, there was approximately $59,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That non-cash expense is expected to be recognized over a weighted-average period of one year.

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

There were no stock option exercises during the nine months ended September 30, 2011 or 2010. The Company issues new shares to satisfy stock option exercises.

Consistent with December 31, 2010, as of September 30, 2011 warrants to purchase up to 24,126,952 shares of the Company’s common stock were outstanding at a weighted-average exercise price of $0.74 per share.

Net (Loss) Income per Share

For the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011, the effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

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

During the three months and nine months ended September 30, 2011 and 2010, total comprehensive income or loss approximated the Company’s net income or loss for the respective period, given that the Company had no significant unrealized gains or losses on marketable securities for any of those periods.

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

Note 2 — Option Agreement with Servier

On June 10, 2011, the Company entered into a new agreement with Servier to sell the Company’s remaining rights to the jointly discovered high impact AMPAKINE compound, CX1632 (S47445). Servier provided an immediate, non-refundable payment of $1,000,000 to the Company for the option to expand its rights to the compound. On September 30, 2011, Servier exercised its option for CX1632.

Following the notification, in October 2011 Servier paid the Company an additional $2,000,000, and assumed the Company’s obligation to pay certain royalties and milestone payments to the University of California, from whom the Company has licensed rights to the AMPAKINE technology. The Company assigned its rights to its patents and patent applications for CX1632 and Servier acquired sole ownership of the global patent rights to the compound, along with a sub-license of the Company’s rights to all indications licensed from the University of California for use with CX1632. Given that the Company assigned its patent rights to the compound in October 2011, the $2,000,000 received from Servier will be recorded by the Company as revenues during the quarter ending December 31, 2011.

Following the exercise of the option, the Company will not be entitled to any royalties or further payments from Servier’s development and commercialization of CX1632. However, the Company retains all rights for the remaining AMPAKINE technology on a worldwide basis.

Note 3 — Transactions with Biovail

In March 2010, the Company entered into an asset purchase agreement with Biovail Laboratories International SRL (“Biovail”). Pursuant to the asset purchase agreement, Biovail acquired the Company’s interests in CX717, CX1763, CX1942 and the injectable dosage form of CX1739, as well as certain of its other AMPAKINE compounds and related intellectual property for use in the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. In connection with the transaction, Biovail paid the Company $9,000,000 upon the execution of the asset purchase agreement in March 2010 and an additional $1,000,000 upon completion of the specified transfer plan in September 2010. In addition, the agreement provided the Company with the right to receive milestone payments in an aggregate amount of up to $15,000,000 plus the reimbursement of certain related expenses, conditioned upon the occurrence of particular events relating to the clinical development of certain assets that Biovail acquired. None of these events have occurred and accordingly, the Company did not record any milestone revenue related to the Biovail transaction.

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

The Company has recorded the $200,000 upfront payment to reacquire the respiratory depression project from Biovail as research and development expense during the nine months ended September 30, 2011.

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

Note 4 — Transactions with Samyang

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

In October 2011, the Company completed a private placement of $500,000 in securities with Samyang Value Partners Co., Ltd., a wholly owned subsidiary of Samyang. The transaction included the issuance of 6,765,466 unregistered shares of the Company’s common stock and two-year warrants to purchase up to an additional 1,691,367 unregistered shares of its common stock. The warrants have an exercise price of $0.1035 per share and a call right, in favor of the Company, to the extent the weighted average closing price of the Company’s common stock exceeds $0.1553 per share for each of ten consecutive trading days, subject to certain circumstances.

In connection with the investment, the Company and Samyang entered into a memorandum of understanding (“MOU”) regarding a potential license agreement for rights to the AMPAKINE CX1739 for the treatment of neurodegenerative diseases in South Korea. The MOU also provides Samyang with rights of negotiation to expand its territory into other South East Asian countries, excluding Japan, Taiwan and China, and to include rights to the high impact AMPAKINE CX1846 for the potential treatment of neurodegenerative diseases.

The parties have agreed in good faith to negotiate and enter into a license agreement based on the terms of the MOU, however, there can be no assurance that any such agreement will be finalized and entered into by the parties. The failure to enter into the license agreement between the Company and Samyang will have no impact on the private placement.

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

In November 2003, a method of use patent for AMPAKINE compounds in the treatment of memory and cognition issued to the University of California by the European Patent Office (“EPO”). Rights to that patent are included in our sublicense to the AMPAKINE technology from the University of California. Following its issuance, oppositions to the patent were filed by Eli Lilly and Company and GlaxoSmithKline. In January 2008, the EPO decided to revoke the patent citing, among other reasons, a filing technicality related to matter added to the original patent application. We subsequently filed a formal appeal of the EPO’s decision, which halted the revocation. The patent was scheduled to expire during 2013 and the legal process related to the appeal continued for most of its remaining life, until we withdrew our appeal in July 2011 and the revocation became effective. Given the patent’s limited life for commercial protection, we do not deem the EPO’s decision for this patent as material to the future of our AMPAKINE technology. The same patent has been issued in the U.S. and remains in force.

In August 2011, we announced the receipt of a notice of allowance from the U.S. Patent and Trademark Office for the patent filed for the use of AMPAKINE compounds for the prevention or treatment of respiratory depression. This patent, licensed exclusively to us by the University of Alberta, issued in October 2011 and provides related patent protection into 2030 for all AMPAKINE compounds, including competitor’s compounds.

Most importantly, we own or have exclusive rights to a large portfolio of composition of matter patents or pending patent applications with significant remaining patent lives that we believe are fundamental and critical to our commercial protection worldwide. We have filed several new patents for our AMPAKINE compounds that, if granted, will provide patent protection for our new compounds up to 2028. In April 2011, we announced the receipt of a notice of allowance from the U.S. Patent and Trademark Office for the patent filed for our lead compound AMPAKINE CX1739 and approximately 80 additional compound structures. This patent issued in September 2011.

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

Going Concern

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern, in its report for the fiscal year ended December 31, 2010, given that we did not have adequate working capital to finance our day-to-day operations for at least the following twelve month period. Our continued existence depends upon the success of our efforts to raise additional capital necessary to meet our obligations as they become due and to obtain sufficient capital to execute our business plan. We intend to obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions. If we cannot obtain adequate funding, we may be required to significantly curtail or even shut down our operations.

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

In accordance with the amended and restated agreement, Servier exercised its option for CX1632 on September 30, 2011. As a result, we received an additional $2,000,000 from Servier during October 2011 and Servier assumed our obligation to pay certain royalties and milestone payments to the University of California.

Following Servier’s exercise of the option, we assigned our rights to our patents and patent applications relating to CX1632 and Servier acquired sole ownership of the global patent rights to the compound, along with a sub-license of our rights to all indications licensed from the University of California for use with CX1632. As a result of Servier’s exercise of the option, we will not be entitled to any royalties or further payments from Servier’s development and commercialization of CX1632. However, we retain all rights for the remaining AMPAKINE technology on a worldwide basis.

From inception (February 10, 1987) through the fiscal quarter ended on September 30, 2011, we have sustained losses aggregating approximately $117,222,000. Continuing losses are anticipated over the next several years. During that time, our ongoing operating expenses will only be offset, if at all, by proceeds from research grants and possible payments under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will be dependent upon the successful introduction of a new product into the North American market from our internal development, as well as the successful commercial development of our products by our prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months and Nine Months ended September 30, 2011 and 2010

For the three months ended September 30, 2011, our net loss of approximately $1,175,000 compares with a net loss of approximately $528,000 for the corresponding prior year period. For the nine months ended September 30, 2011, our net loss of approximately $3,087,000 compares with our net income of approximately $2,613,000 for the corresponding prior year period.

Revenues for the three months and nine months ended September 30, 2010 include $1,000,000 and $10,000,000, respectively, from our March 2010 transaction with Biovail. See Note 3 of Notes to Condensed Financial Statements.

License revenues for the nine months ended September 30, 2011 represent the $1,000,000 received under our option agreement with Servier for the jointly discovered AMPAKINE CX1632 (See Note 2 of Notes to Condensed Financial Statements). We received an additional $2,000,000 in October 2011 following Servier’s exercise of its option, which will be recorded as revenue during the quarter ending December 31, 2011.

Grant revenues for all periods presented include amounts awarded by the Michael J. Fox Foundation for Parkinson’s Research. The related funding will allow us to test select AMPAKINE compounds for their ability to restore brain function in animal models of Parkinson’s disease.

Our research and development expenses for the three months ended September 30, 2011 decreased to approximately $444,000 from approximately $777,000 for the corresponding prior year quarter, or by 43%, with the most significant decreases related to personnel costs and timing of outside research for our study in Parkinson’s disease funded by grant revenues. Our expenses for research and development personnel, outside experts and consultants approximated $124,000 and $449,000 for the quarters ended September 30, 2011 and 2010, respectively.

Amounts incurred for our internal research and development costs, including indirect amounts allocated to research and development, and costs for retaining outside experts for consulting and research activities are deemed to benefit the entire AMPAKINE platform rather than specific AMPAKINE compounds.

For the three months ended September 30, 2011 and 2010, costs for laboratory facility and supply expenses were approximately $158,000 and $140,000, respectively, and costs related to the access and protection of our AMPAKINE technology totaled approximately $179,000 and $111,000, respectively.

Our clinical development expenses of approximately $27,000 for the quarter ended September 30, 2011 related to our lead AMPAKINE CX1739, including amounts for our recently completed Phase IIa proof of concept study with the compound in patients with sleep apnea. For the quarter ended September 30, 2010, clinical development expenses of approximately $82,000 included amounts for the sleep apnea study with CX1739, along with the close-out of our positron emission tomography scan study with CX717 in patients with Alzheimer’s disease. The CX717 study was closed following the sale of the compound to Biovail in March 2010. As noted above, we subsequently reacquired CX717 in March 2011.

For the quarter ended September 30, 2011, our non-cash stock compensation charges for research and development amounted to a credit of approximately $44,000 compared to a credit of approximately $5,000 for the corresponding prior year period, with the difference reflecting credits related to a reduction in personnel during the 2011 period and recovered amounts related to previously forfeited options.

For the nine months ended September 30, 2011, our research and development expenses decreased to approximately $1,734,000 from approximately $3,347,000 for the corresponding prior year period, or by 48%, with the decrease primarily reflecting sublicensing fees of $940,000 during the prior year period related to the March 2010 transaction with Biovail. Expense for the 2011 period includes the $200,000 payment to reacquire the AMPAKINE rights and compounds from Biovail in March 2011, along with sublicensing fees of $53,000 related to the June 2011 transaction with Servier.

Other costs related to the access and protection of our AMPAKINE technology totaled approximately $475,000 and $480,000 for the nine months ended September 30, 2011 and 2010, respectively. For the same periods, our expenses for research and development personnel, outside experts and consultants approximated $611,000 and $1,100,000, respectively, with most of the decrease due to a decrease in personnel-related expenses. Costs for laboratory facility and supply expenses were approximately $357,000 and $381,000 for the nine months ended September 30, 2011 and 2010, respectively.

For the nine months ended September 30, 2011, our non-cash stock compensation charges for research and development amounted to a credit of approximately $79,000 compared to charges of approximately $58,000 for the corresponding prior year period, with the difference reflecting recovered amounts related to previously forfeited options.

Clinical development expenses of $117,000 for the nine months ended September 30, 2011 include amounts related to our Phase IIa proof of concept study with AMPAKINE CX1739 in sleep apnea. For the nine months ended September 30, 2010, clinical development expenses of $388,000 included amounts for the sleep apnea study, along with amounts incurred for our earlier completed Phase II studies with AMPAKINE CX717. As stated above, CX717 was sold in our transaction that we completed with Biovail in March 2010 and subsequently reacquired by us in March 2011.

At this time, we are just beginning the clinical development of CX1739 and developing other preclinical backup candidates. Subject to the availability of sufficient finances, as the clinical development of CX1739 expands, our research and development costs are anticipated to increase significantly.

External preclinical and clinical expenses to date through September 30, 2011 for CX717 and CX1739 amounted to approximately $16,000,000 and $4,000,000, respectively.

Our general and administrative expenses for the three months ended September 30, 2011 decreased from approximately $947,000 to approximately $730,000, or by 23%, compared to the corresponding prior year period, with the decrease mostly reflecting an increased use of advisory consultants during the prior year period.

For the nine months ended September 30, 2011, our general and administrative expenses decreased from approximately $3,677,000 to approximately $2,474,000, or by 33% compared to the nine-month period ended September 30, 2010, primarily reflecting legal and investment banking fees during the prior year period related to the March 2010 transaction that we completed with Biovail.

For the three months ended September 30, 2011, our non-cash stock compensation charges within general and administrative expenses decreased from approximately $62,000 to approximately $39,000, or by 37%, relative to the corresponding prior year period. For the nine months ended September 30, 2011, these charges decreased from approximately $208,000 to approximately $117,000, or by 44%, relative to the corresponding prior year period, with the decreases for both periods primarily due to the completed vesting schedules of earlier granted stock options.

For the three months ended September 30, 2011, net interest expense of approximately $3,000 compares with net interest income of approximately $3,000 for the prior year quarter. For the nine months ended September 30, 2011, net interest income of approximately $8,000 compares with net interest expense of approximately $555,000 for the corresponding prior year period, which includes amounts accruing on our convertible promissory note issued to Samyang, along with amortization of capitalized offering costs and the beneficial conversion feature related to such convertible note transaction.

Accelerated amortization charges for the offering costs and the beneficial conversion feature were recorded upon Samyang’s conversion of the promissory note in June 2010, along with non-cash charges for the allocated value of warrants issued to Samyang upon the note’s conversion. See Note 4 of Notes to Condensed Financial Statements.

Liquidity and Capital Resources

Sources and Uses of Cash

In connection with the option agreement signed with Servier in June 2011 (see Note 2 of Notes to Condensed Financial Statements), we received a non-refundable payment from Servier of $1,000,000. In October 2011, we received an additional $2,000,000 from Servier when it exercised its option to expand its rights to the jointly discovered AMPAKINE CX1632.

In October 2011, we also received $500,000 from a private placement of shares of our common stock and warrants to purchase shares of our common stock. The transaction was completed with Samyang Value Partners Co., Ltd., a wholly owned subsidiary of Samyang, and follows our $1,500,000 private placement that we completed with Samyang in January 2010. See Note 4 of Notes to Condensed Financial Statements.

Pursuant to the terms of our transaction with Biovail in March 2010, Biovail paid us $10,000,000 during the nine months ended September 30, 2010. Additionally, the March 2010 transaction included rights to receive milestone payments and expense reimbursements from Biovail. However, pursuant to the terms of our March 2011 asset repurchase transaction with Biovail, we are no longer entitled to receive any future milestone payments or expense reimbursements from Biovail. Rather, as disclosed previously in this Quarterly Report on Form 10-Q, as a result of the March 2011 transaction we are obligated to make future payments to Biovail depending upon the occurrence of particular events relating to the clinical development of the repurchased assets.

We also may receive proceeds from the exercise of previously issued warrants to purchase shares of our common stock. The table below summarizes the warrants outstanding as of September 30, 2011 that were issued in connection with prior offerings and placements of our securities. None of the warrants are “in-the-money” as of September 30, 2011 and we can give no assurance that we will receive proceeds from the exercise of any of the outstanding warrants.

Date of Issuance	Exercise Price per Share	Number of Warrants Outstanding as of September 30, 2011	Expiration Date	Approximate Potential Proceeds, if Fully Exercised
January 2007(1)	$1.66	2,996,927	January 21, 2012	$4,975,000
August 2007(1)	$2.64	2,830,000	August 28, 2012	$7,471,000
August 2007(2)	$3.96	176,875	August 28, 2012	$700,000
April 2009(1)	$0.27	6,941,176	October 17, 2012	$1,889,000
April 2009(2)	$0.26	433,824	October 17, 2012	$113,000
July 2009(1)	$0.27	6,060,470	January 31, 2013	$1,636,000
July 2009(2)	$0.37	606,047	January 31, 2013	$222,000
June 2010(1)(3)	$0.21	4,081,633	June 7, 2012	$841,000

(1)	Represents warrants issued to the investor(s) in the related transaction.
(2)	Represents warrants issued to the placement agent(s) in the related transaction.
(3)	See Note 4 of Notes to Condensed Financial Statements.

Warrants detailed above with issuance dates between January 2007 and July 2009 may be settled by a cashless exercise. In such an event, the holder of the warrants would receive a number of unregistered shares representing the gain on exercise of such warrants, divided by the volume weighted average price of the Company’s common stock on the trading day immediately preceding such exercise.

Warrants issued in connection with our October 2011 transaction with Samyang Value Partners Co., Ltd., a wholly owned subsidiary of Samyang, have an exercise price of $0.1035 per share and provide a call right in our favor to the extent that the weighted average closing price of our common stock exceeds $0.15525 for each of ten consecutive trading days, subject to certain circumstances.

As of September 30, 2011, we had cash and cash equivalents totaling approximately $438,000 and a working capital deficit of approximately $788,000. In comparison, as of December 31, 2010, we had cash, cash equivalents and marketable securities of approximately $3,031,000 and working capital of approximately $2,120,000. The decreases in cash and working capital reflect amounts required to fund our operations.

For the nine months ended September 30, 2011, net cash used in operating activities was approximately $2,606,000, and included our net loss for the period of approximately $3,087,000, adjusted for non-cash expenses for depreciation, adjustment to fair value of fixed assets and stock compensation approximating $180,000, and changes in operating assets and liabilities. Net cash provided by operating activities was approximately $2,810,000 for the nine months ended September 30, 2010 and included our net income for the period of approximately $2,613,000, adjusted for non-cash expenses for depreciation, amortization and stock compensation approximating $867,000, and changes in operating assets and liabilities.

For the nine months ended September 30, 2011, net cash provided by investing activities approximated $2,007,000 and primarily represented the proceeds from the maturity of marketable securities. Net cash used in investing activities for the nine months ended September 30, 2010 approximated $2,250,000 and primarily represented the purchases of marketable securities, partially offset by the maturities of some of such securities as well as minimal fixed asset purchase and sale activity.

There was no cash provided by or used in financing activities for the nine months ended September 30, 2011. Net cash provided by financing activities approximated $1,472,000 during the nine months ended September 30, 2010 and resulted from our private placement of a convertible promissory note in January 2010.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2012. The commitments under the lease agreement for the remaining three months of the year ending December 31, 2011 and the five months ending May 31, 2012 are approximately $149,000 and $249,000, respectively.

In addition to amounts reflected on the balance sheet as of September 30, 2011, our remaining commitments for preclinical and clinical studies amount to approximately $176,000.

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

Staffing

As of September 30, 2011, we had six full-time employees, which we believe will be sufficient to meet our personnel requirements. We do not anticipate significant increases in the number of our full-time employees within the coming year and will continue to outsource a substantial amount of our development activities to qualified vendors.

Outlook

We believe that we have adequate financial resources to conduct our operations into the second quarter of 2012. Our forecast of the period of time through which our financial resources will be adequate to support our operations is forward-looking information, and actual results could vary.

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

We are exposed to certain market risks associated with interest rate fluctuations on our advance from the Institute for the Study of Aging, which is due when we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of September 30, 2011, the principal and accrued interest of the advance amounted to approximately $323,000.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibits

10.123	First Amendment dated August 2, 2011 to the Employment Agreement dated December 19, 2008 between the Company and Mark A. Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed August 8, 2011.*

10.124	Seventh Amendment dated August 2, 2011 to the Employment Agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed August 8, 2011.*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.+

101.SCH	XBRL Taxonomy Extension Schema Document.+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.+

*	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.
+	The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

November 14, 2011	By:	/S/ MARIA S. MESSINGER
Maria S. Messinger
Vice President and Chief Financial Officer;
Corporate Secretary
(Authorized Signer and Chief Accounting Officer)