Form 10-K
period 2011-12-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2012-03-30
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2011 was approximately $6,800,000 (based on the closing sale price of the common stock as reported by the Over the Counter Bulletin Board). As of March 23, 2012, there were 85,623,663 shares of the registrant’s common stock outstanding.

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

PART I

Item 1. Business

We are engaged in the discovery and development of innovative pharmaceuticals for the treatment of breathing disorders, including respiratory depression and sleep apnea. Our focus is on the prevention of respiratory depression in post-surgical patients. Such patients are often treated with powerful anesthetics, analgesics or sedatives — and the potential respiratory depression resulting from one or a combination of such drug treatments can lead to respiratory arrest and possibly cardiac arrest, each of which is associated with extended and costly hospital stays and significant morbidity and mortality. We are also seeking to reduce the respiratory depression risks related to chronic opioid therapy, without impacting the pain relief provided by the opioids. In the field of sleep apnea, our goal is to provide patients with an oral therapy alternative. Currently, the most commonly prescribed therapy is a mask-type device connected to a positive-pressure air pump that is worn while sleeping, but the device is associated with discomfort and very high patient non-compliance.

For the past several years, our discovery and development focused on therapies for the treatment of psychiatric disorders and neurological diseases. We recently performed a strategic review of our AMPAKINE® platform and determined that our clinical development in respiratory depression and sleep apnea provide the nearest term and most cost-effective opportunities for potential commercialization of our compounds. We have conducted extensive preclinical and clinical development in the treatment of neurological and psychiatric diseases and disorders, and have amassed a substantial patent portfolio in these areas. Given our current focus on the treatment of breathing disorders, we may seek to out-license or sell our rights to the use of AMPAKINE compounds for the treatment of neurological and psychiatric indications.

We are developing novel small molecule compounds that positively modulate AMPA-type glutamate receptors, a complex of proteins involved in the communication between nerve cells in the mammalian brain. These compounds, termed AMPAKINE compounds, enhance the activity of the AMPA receptor. These molecules are designed and developed as proprietary pharmaceuticals because we believe they hold promise for the treatment of diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter. Our most advanced clinical compounds are CX717 and CX1739, both of which are in Phase II clinical development.

The AMPAKINE platform addresses large potential markets. Recent research estimates that the treatment market for respiratory depression may be approximately $1.2 billion in the U.S. alone. Research by consulting firm, Frost & Sullivan, estimates that U.S. revenues in the sleep apnea diagnostic and therapeutic devices market totaled approximately $1.35 billion in 2008, with a 16.2% growth rate. Our business plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of specific AMPAKINE compounds for those indications that require sizable, expensive Phase III clinical trials — and very large sales forces to achieve significant market penetration. Disorders such as respiratory depression caused by opiate analgesics and sleep apnea may benefit from treatment with AMPAKINE drugs and require a large market presence.

At the same time, we plan to develop compounds internally for a selected set of indications, some of which will allow us to apply for “Orphan Drug” status. Such designation by the Food and Drug Administration (the “FDA”) is usually applied to products where the number of patients in the United States (“U.S.”) in the given disease category is typically less than 200,000. The European Medicines Agency adopted a similar system termed “The Regulation of Orphan Medicinal Products.” These Orphan Drug indications typically require more modest investment in the development stages, follow a quicker regulatory path to approval, and involve a more concentrated and smaller sales force targeted at selected medical centers in the U.S. and Europe. Such Orphan Drug indications that we plan to pursue internally may include multiple system atrophy and vaso-occlusive crisis associated with sickle cell disease.

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

In October 2000, we entered into a research collaboration agreement and a license agreement with Les Laboratoires Servier (“Servier”). The license agreement, as amended and in effect until June 2011, allowed Servier to develop and commercialize three AMPAKINE compounds selected at the end of the research collaboration in defined territories of Europe, Asia, the Middle East and certain South American countries as a treatment for (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The research collaboration with Servier was terminated at the end of 2006; accordingly, the worldwide rights for (a) treatment of declines in cognitive performance associated with aging, (b) neurodegenerative diseases, (c) anxiety disorders, and (d) sexual dysfunction have been returned to us. In November 2010, Servier selected a jointly discovered AMPAKINE compound, CX1632 (S47445) to advance into Phase I clinical testing.

In June 2011, our agreements with Servier were amended and restated with an option agreement for the AMPAKINE CX1632. In exchange for an option to expand its rights to the compound, Servier provided us a non-refundable payment of $1,000,000. In accordance with the amended and restated agreement, Servier exercised its option for CX1632 in late September 2011 and shortly thereafter paid us an additional $2,000,000 and assumed our obligation to pay certain royalties and milestone payments to the University of California.

Following Servier’s exercise of the option, we assigned our rights to our patents and patent applications relating to CX1632 and Servier acquired sole ownership of the global patent rights to the compound, along with a sub-license of our rights to all indications licensed from the University of California for use with CX1632. As a result of Servier’s exercise of the option, we will not be entitled to any royalties or further payments from Servier’s development and commercialization of CX1632. However, we retain all rights for the remaining AMPAKINE technology previously subject to the agreements with Servier on a worldwide basis.

In March 2010, we entered into an asset purchase agreement with Biovail Laboratories International SRL (“Biovail”). Pursuant to the asset purchase agreement, Biovail acquired our interests in CX717, CX1763, CX1942 and the injectable dosage form of CX1739, as well as certain of our other AMPAKINE compounds and related intellectual property for use in the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. In connection with the transaction, Biovail paid us $10,000,000. In addition, the agreement included milestone payments to us in an aggregate amount of up to $15,000,000 plus the reimbursement of certain related expenses, each conditioned upon the occurrence of particular events relating to the clinical development of certain assets that Biovail acquired. As part of the transaction, Biovail licensed back to us certain exclusive and irrevocable rights to some acquired AMPAKINE compounds for use outside of the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. Accordingly, following the transaction with Biovail, we retained rights for the majority of patented compounds in our AMPAKINE drug library, as well as all rights to the non-acquired AMPAKINE compounds for the treatment of neurological diseases and psychiatric disorders that have historically been a focus of our portfolio. Additionally, we retained our rights to develop and commercialize AMPAKINE compounds as a potential treatment for sleep apnea disorders, including an oral dosage form of CX1739.

In September 2010, Biovail’s parent corporation, Biovail Corporation, combined with Valeant Pharmaceuticals International in a merger transaction and the combined company was renamed “Valeant Pharmaceuticals International, Inc.” (“Valeant”). Following the merger, Valeant and Biovail conducted a strategic and financial review of the product pipeline and in November 2010, Biovail announced its intent to exit from the respiratory depression project acquired from us in March 2010.

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

For the years ended December 31, 2011 and 2010, our research and development expenses were approximately $2,188,000 and $3,739,000, respectively, with sublicense fees triggered by our March

2010 transaction with Biovail, decreased personnel levels and the timing of clinical expenses for CX1739 contributing to the reduction in expenses during the year ended December 31, 2011.

We face a number of risks in moving our technology through research, development and commercialization. We have never had revenues from commercial sales, have never been profitable on an annual basis before the year ended December 31, 2010 and have incurred cumulative net losses from inception through December 31, 2011 of approximately $116,390,000. We do not anticipate profitability in 2012 or in the short-term thereafter, and will continue to require external funding, from key corporate partnerships and licenses of our technology or from the private or public equity markets, debt from banking arrangements or some combination of these financing vehicles. As of yet, neither we nor any of our corporate partners have obtained regulatory approval to market any of our products. All of these risks, and others, are described in “Risk Factors” starting on page 17.

We were incorporated in Delaware on February 10, 1987 under our original name, X-Age, Inc. On August 24, 1988, we changed our name to Cortex Pharmaceuticals, Inc. Our executive offices are located at 15241 Barranca Parkway, Irvine, California 92618, and our telephone number is (949) 727-3157.

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

The vast majority of excitatory synaptic connections in the brain utilize glutamate as the neurotransmitter, and those synaptic connections decline with age. Thus, brain disorders associated with aging may be amenable to treatment with AMPAKINE compounds. Such disorders include MCI, Alzheimer’s disease and Parkinson’s disease, schizophrenia, depression and other psychiatric disorders may involve imbalances of neurotransmitters in the brain, such as dopamine, serotonin, acetylcholine and norepinephrine. Given that glutamate modulates many of these other neurotransmitters, it may play a role in the rebalancing of neurotransmission. As stated above, given our current focus on respiratory disorders, we may seek to out-license or sell our rights to the use of AMPAKINE compounds for the treatment of neurological and psychiatric indications, as we focus on the development of our compounds for the treatment of brain-related breathing disorders.

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

Based upon the encouraging results from RD-01 and RD-02, subject to the availability of additional resources, we plan to develop an intravenous dosage formulation of CX717, which would provide better treatment options in a hospital setting.

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

Given the positive results previously demonstrated with CX717 in respiratory depression induced by opiates, we plan to commence similar studies in respiratory depression with AMPAKINE CX1739.

In early 2009, we initiated a Phase IIa study with CX1739 in a randomized, double-blind, placebo-controlled study in 20 subjects with moderate to severe obstructive sleep apnea in the UK. Sixteen of the subjects received a single oral dose of CX1739 and four subjects received matching placebo for one night. The objective of the study was to explore the safety and tolerability of the compound in the sleep apnea population and to assess the efficacy of CX1739 on a range of sleep apnea parameters assessed by overnight polysomnography. Enrollment in the study was slower than expected due to several factors, including variability in sleep apnea scores, fairly strict enrollment criteria and financial constraints.

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

CX1739 was safe, but the dose appeared to be near the limits of tolerability. There were no serious adverse events and no clinically relevant changes in vital signs, cardiovascular or other safety assessments.

We believe that the results from this study merit conducting a larger study to better understand the sleep apnea population that may be most responsive to the treatment with CX1739. We may find that repeated daily treatment with CX1739 for several weeks may provide benefit over a single dose and improve symptoms of sleep apnea in those subjects who did not respond after a single dose.

Other “Low Impact” Compounds

In-house research activities have led to the identification of a chemically distinct series of low impact AMPAKINE molecules, and in 2008 we filed an application for patent protection for the core scaffold of these molecules. The related application was approved in February 2012, and provides patent protection into 2028. The lead molecules in this series, CX2007 and CX2076, have successfully undergone initial early preclinical testing, and subject to the availability of sufficient finances, additional resources will be invested in selecting a lead compound from this series for further preclinical and clinical development activities.

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

We have also looked at the effect of AMPAKINE molecules on two different genetically altered mouse models of central nervous system disease: Rett’s syndrome and Fragile X syndrome. The Rett’s syndrome mice exhibit many of the same characteristics as the disease that occurs in girls. One aspect of the disease, the irregular breathing patterns with bouts of apnea, is a disturbing aspect of the disease in patients that is also seen in the genetically altered mice. We have found that AMPAKINE molecules can restore the irregular breathing pattern of Rett’s syndrome mice to a more normal, regular breathing pattern. With regard to mice that demonstrate characteristics of Fragile X syndrome, the current data suggests that AMPAKINE molecules, such as CX929, augment levels of the growth factor BDNF, which could be important for correcting abnormalities in dendritic spines and synaptic function associated with Fragile X syndrome. As stated above, we may seek to out-license or sell our rights to the use of AMPAKINE compounds for the treatment of neurological and psychiatric disorders, including compounds within the “high impact” AMPAKINE platform.

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

Potential Applications for AMPAKINE Compounds

Respiratory Depression

Respiratory depression represents a potentially life-threatening condition resulting from analgesic, hypnotic and anesthesia medications that are often used at the same time during various surgical procedures. The condition results in a depression of breathing that causes a reduced availability of oxygen to vital organs such as the heart and brain.

Respiratory depression is a leading cause of death from the overdose of some classes of abused drugs, but the condition also may arise during typical physician-supervised procedures such as surgical anesthesia, post operative analgesia and as a consequence of normal out-patient management of pain from illnesses or injuries. Events also may occur when two or more central nervous depressants are taken together or when prescribed drugs are taken in ways not intended by the physician. Sleeping disorders like sleep apnea, older age, other respiratory disorders (such as asthma and chronic obstructive pulmonary disease) are risk factors for respiratory depression. Respiratory depression can lead to respiratory arrest and cardiac arrest, requiring immediate resuscitation, which, if not remediated successfully, can result in significant morbidity (e.g., heart failure, brain damage) or mortality. Recent research estimates that the treatment market for respiratory depression may be approximately $1.2 billion in the U.S. alone.

Our own market research suggests that respiratory depression may occur during or within 1-2 days of 10% to 15% of surgical procedures (with higher percentages in higher-risk patients discussed above) and some of these respiratory depression events lead to respiratory arrest, increased hospitalization or death. The primary drug classes responsible for these effects are opiates and barbiturates. Opiates include standard pain medications such as morphine, fentanyl and codeine, along with vicodin, hydrocodone and oxycontin. Barbiturates include sedative drugs such as pentobarbital.

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

The repetitive cessation of breathing during sleep has substantial impact on the affected individuals. The disorder is associated with major co-morbidities including excessive daytime sleepiness and increased risk of cardiovascular disease (such as hypertension, stroke and heart failure), diabetes and weight gain. It is therefore important for these patients to seek therapy. However, there is currently no approved pharmacotherapy, and the most common treatment is to use continuous positive airway pressure (“CPAP”) delivered via a nasal or full-face mask, as long as patients are able to tolerate the treatment. It is estimated that in more than 50% of cases, patients stop using the CPAP device on a regular basis. Given the large patient population of greater than 17 million in the U.S. alone, and a lack of suitable treatment options, there is a very large opportunity for pharmacotherapy to treat this disorder.

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

We have conducted extensive preclinical and clinical development in the treatment of neurological and psychiatric disorders and have accumulated a substantial patent portfolio in these areas. Neurological and psychiatric disorders that may benefit from treatment with the AMPAKINE compounds include, but are not limited to, Attention Deficit Hyperactivity Disorder, Alzheimer’s disease, mild cognitive impairment, schizophrenia and depression. As mentioned earlier, given our current focus on the treatment of breathing disorders, we may seek to out-license or sell our rights to the use of our AMPAKINE compounds for the treatment of such neurological and psychiatric indications.

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

Marketing

We have no experience in the marketing of pharmaceutical products and do not anticipate having the resources to distribute and broadly market any products that we may develop. We will therefore continue to seek commercial development arrangements with other pharmaceutical companies for our proposed products for those indications that require significant sales forces to effectively market. In entering into such arrangements, we may seek to retain the right to promote or co-promote products for certain of the Orphan Drug indications in North America. We believe that there is a significant expertise base for such marketing and sales functions within the pharmaceutical industry and expect that we could recruit such expertise if we pursue to directly market a drug. With respect to Orphan Drugs, we may distribute and market such products directly. See “Risk Factors – Risks related to our business – We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” for a discussion of certain risks related to the development and commercialization of our products.

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

Patents and Proprietary Rights

We are aggressively pursuing patent protection of our technologies. We own or have exclusive rights (within our areas of product development) to more than 25 patent families comprising over 250 issued or allowed U.S. and foreign patents and over 200 additional U.S. patent applications and their international counterparts pending. These patents form the foundation of the Company’s business and the pharmaceutical industry in general. Additionally, we are continually filing new disclosures and patents for new structures and new uses, and in 2008 we filed new patent applications covering hundreds of new compounds. Some of these applications have subsequently been granted, as explained more fully below. If the remaining applications are granted as filed, they will provide patent protection for our new molecules through 2028.

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

In November 2003, a similar patent, licensed by us, was issued to the University by the European Patent Office (“EPO”) that provides protection through 2013. Upon issuance of the patent, an opposition was filed by Eli Lilly and Company and in August 2004, an opposition also was filed by GlaxoSmithKline. In cooperation with the University, we responded to the oppositions. At an oral hearing in January 2008, the EPO decided to revoke this patent. One of the reasons cited for the revocation was a filing technicality related to matter added to the original patent application. The EPO decided that the parent application as filed did not provide sufficient basis for several terms that appeared in the final claims of the patent. We subsequently filed a formal appeal of the EPO’s decision, which halted the revocation. The patent was scheduled to expire in 2013 and the legal process related to the appeal continued for most of its remaining life, until we withdrew our appeal in July 2011 and the revocation became effective. Given the patent’s limited life for commercial protection, we do not deem the EPO’s decision for this patent as material to the future of our AMPAKINE technology. The same patent has been issued in the U.S. and remains in force.

Another method-of-use patent licensed by us contains a broad claim for any AMPA-modulating compound to treat schizophrenia. This patent was issued to the University in the U.S. in 1998, and subsequently has been issued in Australia. An additional method-of-use patent, which we co-own with the University, contains a broad claim for any AMPA-modulating compounds combined with antipsychotic medications to treat schizophrenia and has been issued in Europe. However, in December 2006 we were notified by the EPO that oppositions to this patent were filed by Eli Lilly and Company and another by GlaxoSmithKline. In April 2007, we submitted our written response to the EPO to counter these objections. An oral hearing was held in October 2008 and the EPO ruled in our favor, to maintain the claims of the patent. However, both opponents filed a formal appeal to the EPO’s decision. The patent remains enforced throughout the appeal process, and would continue to provide protection through 2018, unless during the appeal process the patent is overturned.

There is no timeframe available for a decision from the EPO and, as a result, the process to determine whether the oppositions filed for this patent will or will not prevail in Europe may take several years to resolve. We do not believe that the European decision for this patent is material to the future of our AMPAKINE technology given the patent’s limited life for commercial protection.

In August 2011, we announced the receipt of a notice of allowance from the U.S. Patent and Trademark Office for the patent filed for the use of AMPAKINE compounds for the prevention or treatment of respiratory depression. This patent, licensed exclusively to us by the University of Alberta, issued in October 2011 and provides related patent protection into 2030 for all AMPAKINE compounds, including competitor’s compounds, for the treatment of respiratory depression.

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

The patent for our lead compound, AMPAKINE CX1739, and approximately 80 additional compound structures was issued in September 2011. The related patent will expire in May 2028.

AMPAKINE CX717 is included in a composition of matter patent issued in the U.S. that will expire in February 2017 and in similar patents issued or pending in countries throughout the world that will expire in February 2018.

CX2007 and CX2076, part of a chemically distinct series of low impact AMPAKINE compounds, are included in other patent applications filed in the U.S. and worldwide. These patents issued in February 2012 and will expire in August 2028.

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

Our rights under the University patents are contingent upon us making certain minimum annual payments to the University, meeting certain milestones and diligently seeking to commercialize the underlying technology. See “Risk Factors – Risks related to our business – Our products rely on licenses from research institutions and if we lose access to these technologies or applications, our business would be substantially impaired.”

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

Government Regulation

In order to test, produce and market human therapeutic products in the U.S., mandatory procedures and safety standards established by the FDA must be satisfied. Obtaining FDA approval is a costly and time-consuming process. We have initiated Phase I and early Phase II testing in the U.S. and Europe. Some clinical trials were and are performed in the U.S. under Notices of Claimed Investigational Exemption for a New Drug (“IND”) filed with the FDA by our clinical collaborators. We filed an IND for the AMPAKINE CX717 and plan to file an IND for CX1739. It is our intent that another pharmaceutical company partner or partners that we are seeking will pursue other required regulatory approvals to conduct further clinical testing with AMPAKINE compounds. However, we intend to file other IND’s (and equivalent regulatory filings outside of the U.S.) for additional AMPAKINE compounds to facilitate the development of our Orphan Drug strategy.

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

Employees

We currently have six full-time employees, including three Ph.D.-level or equivalent employees. Of the full-time employees, five are engaged in management and administrative support and one is engaged in research and development.

We do not anticipate significant increases in our employee levels during the next twelve months and will continue to outsource a substantial amount of our development activities to qualified vendors as needed.

Item 1A. Risk Factors

In addition to the other matters set forth in this Annual Report on Form 10-K, our continuing operations and the price of our common stock are subject to the following risks:

Risks related to our business

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

In its audit opinion issued in connection with our balance sheets as of December 31, 2011 and 2010 and our statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for the years ended December 31, 2011 and 2010, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern given our limited working capital, recurring net losses and negative cash flows from operations. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence. While we have relied principally in the past on external financing to provide liquidity and capital resources for our operations, we can provide no assurance that cash generated from our operations together with cash received in the future from external financing will be sufficient to enable us to continue as a going concern.

We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

Since our formation on February 10, 1987 through the end of our most recent fiscal year ended December 31, 2011, we have generated only modest operating revenues and we have incurred net losses approximating $116,390,000. For the fiscal year ended December 31, 2011, our net loss approximated $2,255,000 and as of December 31, 2011, we had an accumulated deficit of approximately $120,769,000. For the year ended December 31, 2010, our net income of $1,629,000 resulted from revenues from our March 2010 transaction with Biovail. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant operating losses over the next several years. As with other companies in the biotechnology industry, it is possible that we will never achieve profitable operations.

We will need additional capital in the future and, if such capital is not available on terms acceptable to us or available to us at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.

We will require substantial additional funds to advance our research and development programs and to continue our operations, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products, and if we decide to independently undertake the marketing and promotion of our products. Additionally, we may require additional funds in the event that we decide to pursue strategic acquisitions of or licenses for other products or businesses. Based on our current operating plan, we estimate that our existing cash resources will be sufficient to meet our requirements into the second quarter of 2012. We believe that we will require additional capital to fund on-going operations beyond that time. Additional funds may result from agreements with larger pharmaceutical companies that include the license or rights to the technologies and products that we are currently developing, although there is no assurance that we will secure such a transaction in a timely manner, or at all. Additional funds also may result from the exercise of warrants to purchase shares of our common stock. As of December 31, 2011, warrants to purchase up to approximately 25.8 million shares of our common stock were outstanding at exercise prices ranging from $0.10 to $3.96 per share. If these warrants are fully exercised, of which there can be no assurance, such exercise would provide approximately $18,000,000 of additional capital. None of the outstanding warrants as of December 31, 2011 were “in the money” as of such date.

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

To finance our future activities, we may seek funds through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. We cannot say with any certainty that we will be able to obtain the additional needed funds on reasonable terms, or at all. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If we issued preferred equity or debt securities, these securities could have rights superior to holders of our common stock, and such instruments entered into in connection with the issuance of securities could contain covenants that will restrict our operations. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies, product candidates or products that we otherwise would not relinquish. In early March 2009 and again in August 2011, we reduced our workforce in an effort to conserve our capital resources. If adequate funds are not available in the future, as required, we could lose our key employees and might have to further delay, scale back or eliminate one or more of our research and development programs, which would impair our future prospects. In addition, we may be unable to meet our research spending obligations under our existing licensing agreements and may be unable to continue our business operations.

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

Although we currently are in compliance with our diligence obligations under the agreements with The Regents of the University of California, we are not in compliance with our minimum annual payments for 2012. If we do not make the minimum annual payments, the University could provide us with written notice and the opportunity to repair the noncompliance. If we do not subsequently repair the noncompliance within the provided timeframe, it could allow the University to terminate that particular agreement. Management believes that it maintains a strong relationship with The Regents of the University of California.

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

We are seeking pharmaceutical company partners to develop other major indications for the AMPAKINE compounds. These agreements would potentially provide us with additional funds in exchange for exclusive or non-exclusive license or other rights to the technologies and products that we are currently developing. Competition between biopharmaceutical companies for these types of arrangements is intense. Although we have been engaged in discussions with candidate companies for some time, we cannot give any assurance that these discussions will result in an agreement or agreements in a timely manner, or at all. Additionally, we cannot assure you that any resulting agreement will generate sufficient revenues to offset our operating expenses and longer-term funding requirements.

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

We are highly dependent upon senior management and key technical personnel and currently do not carry any insurance policies on such persons. In particular, we are highly dependent on our Executive Chairman, Roger G. Stoll, Ph.D.; our President and Chief Executive Officer, Mark A. Varney, Ph.D.; and our Vice President of Preclinical Development, Steven A. Johnson, Ph.D., all of whom have entered into employment agreements with us. Competition for qualified employees among pharmaceutical and biotechnology companies is intense. The loss of any of our senior management, or our inability to attract, retain and motivate the additional highly-skilled employees and consultants that our business requires, could substantially hurt our business and prospects.

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

The market price of securities of life sciences companies in general has been very unpredictable. The range of sales prices of our common stock for the fiscal years ended December 31, 2011 and 2010, as quoted on the Over the Counter Bulletin Board was $0.05 to $0.19 and $0.09 to $0.25, respectively. The following factors, in addition to factors that affect that market generally, could significantly impact our business, and the market price of our common stock could decline:

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

As of March 23, 2012, we had approximately 85.6 million shares of our common stock outstanding.

If all warrants and options outstanding as of March 23, 2012 are exercised prior to their expiration, up to approximately 33.6 million additional shares of our common stock could become freely tradable. Such sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock and could also make it more difficult for us to raise funds through future offerings of common stock.

Our charter document may prevent or delay an attempt by our stockholders to replace or remove management.

Certain provisions of our restated certificate of incorporation, as amended, could make it more difficult for a third party to acquire control of our business, even if such change in control would be beneficial to our stockholders. Our restated certificate of incorporation, as amended, allows the Board of Directors of the Company, referred to as the Board or Board of Directors, to issue up to 3,507,500 shares of preferred stock without stockholder approval. The ability of our Board of Directors to issue additional preferred stock may have the effect of delaying or preventing an attempt by our stockholders to replace or remove existing directors and management.

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

Item 3. Legal Proceedings

We are not a party to any material legal proceedings, nor has any material proceeding been terminated during the fiscal year ended December 31, 2011.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective December 14, 2009, our common stock began quoting on the Over the Counter Bulletin Board, referred to as OTCBB, under the symbol “CORX.OB”. Prior to that date, our common stock traded on the NYSE Amex (formerly, The American Stock Exchange) under the symbol “COR”. The following table presents quarterly information on the high and low sales prices of the common stock furnished by the OTCBB for the fiscal years ended December 31, 2011 and 2010. The quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year ended December 31, 2011

Fourth Quarter	$0.10	$0.05
Third Quarter	0.11	0.05
Second Quarter	0.16	0.06
First Quarter	0.19	0.13

Fiscal Year ended December 31, 2010

Fourth Quarter	$0.21	$0.15
Third Quarter	0.18	0.14
Second Quarter	0.24	0.16
First Quarter	0.25	0.09

As of March 20, 2012, there were 394 stockholders of record of our common stock, and approximately 8,000 beneficial owners. The high and low sales prices for our common stock on March 20, 2012, as quoted on the OTCBB, were $0.11 and $0.09, respectively.

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

During the fiscal year ended December 31, 2011, we did not repurchase any of our securities.

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

Going Concern

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern, in its report for the fiscal year ended December 31, 2011, given that we do not have adequate working capital to finance our day-to-day operations for a period of at least twelve months. Our continued existence depends upon the success of our efforts to raise additional capital necessary to meet our obligations as they become due and to obtain sufficient capital to execute our business plan. We intend to obtain capital primarily through issuances of debt or equity or entering into collaborative or merger agreements with other pharmaceutical companies. There can be no assurance that we will be successful in completing additional financing or strategic transactions. If we cannot obtain adequate funding, we may be required to significantly curtail or even shut down our operations.

Results of Operations

General

In October 2000, we entered into a research collaboration agreement and an exclusive license agreement with Les Laboratoires Servier (“Servier”). The license agreement allowed Servier to develop and commercialize select AMPAKINE compounds for the treatment of (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders. The indications covered include, but are not limited to, Alzheimer’s disease, mild cognitive impairment, sexual dysfunction, and the dementia associated with multiple sclerosis and Amyotrophic Lateral Sclerosis. The research collaboration agreement, as amended up until June 2011, included an up-front payment by Servier of $5,000,000 and research support payments of approximately $2,025,000 per year through early December 2006 (subject to us providing agreed-upon levels of research personnel). In October 2002, Servier agreed to provide us with $4,000,000 of additional research support, in exchange for rights to our AMPAKINE compounds for the potential treatment of anxiety disorders in Servier’s licensed territories.

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

In June 2011, we entered into a new agreement with Servier to sell our remaining rights to CX1632. Servier provided an immediate, non-refundable payment of $1,000,000 to us for the option to expand its rights to the compound. In late September 2011, Servier exercised its option for CX1632.

Shortly thereafter, Servier paid us an additional $2,000,000 and assumed our obligation to pay certain royalties and milestone payments to the University of California, from whom we have licensed rights to the AMPAKINE technology. We assigned our rights to our patents and patent applications for CX1632 and Servier acquired sole ownership of the global patent rights to the compound, along with a sub-license of our rights to all indications licensed from the University of California for use with CX1632. Following the exercise of the option, we will not be entitled to any royalties or further payments from Servier’s development and commercialization of CX1632. However, we retain all rights for the remaining AMPAKINE technology that was previously subject to the agreements with Servier on a worldwide basis.

In March 2010, we entered into an asset purchase agreement with Biovail Laboratories International SRL (“Biovail”). Pursuant to the asset purchase agreement, Biovail acquired our interests in CX717, CX1763, CX1942 and the injectable dosage form of CX1739, as well as certain of our other AMPAKINE compounds and related intellectual property for use in the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. In connection with the transaction, Biovail paid us $10,000,000. In addition, the agreement provided us with the right to receive up to three milestone payments in an aggregate amount of up to $15,000,000 plus the reimbursement of certain related expenses, each conditioned upon the occurrence of particular events relating to the clinical development of certain assets that Biovail acquired.

As part of the transaction, Biovail licensed back to us certain exclusive and irrevocable rights to some acquired AMPAKINE compounds for use outside of the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. Accordingly, following the transaction with Biovail, we retained rights for the majority of patented compounds in our AMPAKINE drug library, as well as all rights to the non-acquired AMPAKINE compounds for the treatment of neurological diseases and psychiatric disorders that have historically been a focus of our portfolio. Additionally, we retained our rights to develop and commercialize AMPAKINE compounds as a potential treatment for sleep apnea disorders, including an oral dosage form of CX1739.

In September 2010, Biovail’s parent corporation, Biovail Corporation, combined with Valeant Pharmaceuticals International in a merger transaction and the combined company was renamed “Valeant Pharmaceuticals International, Inc.” (“Valeant”). Following the merger, Valeant and Biovail conducted a strategic and financial review of the product pipeline and, in November 2010, Biovail announced its intent to exit from the respiratory depression project acquired from us in March 2010.

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

From our date of organization of February 10, 1987 through the end of our most recent fiscal year ended on December 31, 2011, we sustained losses approximating $116,390,000. Due to projected fluctuations in funding, continuing losses are likely over the next several years, as our ongoing operating expenses will only be offset, if at all, by possible payments under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will require successful commercial development of our products by our prospective partners to attain sustained profitable operations from royalties or other product-based revenues.

We believe that inflation and changing prices have not had a material impact on our ongoing operations to date.

Year ended December 31, 2011 and 2010

For the fiscal year ended December 31, 2011, our net loss of approximately $2,255,000 compares with our net income of approximately $1,629,000 for the corresponding prior year period.

License revenues for the year ended December 31, 2011 represent the $3,000,000 received under our option agreement with Servier for the jointly discovered AMPAKINE CX1632 (See Note 5 of Notes to Financial Statements).

Revenues for the year ended December 31, 2010 include amounts related to our March 2010 transaction with Biovail. As detailed above, we received $10,000,000 in connection with the transaction, including $9,000,000 upon execution of the asset purchase agreement and an additional $1,000,000 upon completion of the specified transfer plan in September 2010.

Grant revenues for both periods include amounts awarded by the Michael J. Fox Foundation for Parkinson’s Research. The related grant will provide funding to test select AMPAKINE compounds for their ability to restore brain function in animal models of Parkinson’s disease.

Grant revenues for 2010 also include approximately $245,000 awarded under a program created by the U.S. Congress in the Patient Protection and Affordable Care Act of 2010. The grant reimbursed certain qualifying expenses related to our AMPAKINE CX1739.

For the year ended December 31, 2011, our research and development expenses decreased from approximately $3,739,000 to approximately $2,188,000, or by 41%, with the prior year including sublicense payments approximating $940,000 related to our transaction with Biovail. Expenses for the year ended December 31, 2011 include our $200,000 payment to reacquire the AMPAKINE rights and compounds from Biovail in March 2011, along with sublicensing fees of $160,000 related to the June 2011 and October 2011 transactions with Servier. See Note 5 of Notes to Financial Statements.

Other costs related to the access and protection of our AMPAKINE technology totaled approximately $636,000 and $544,000 for the years ended December 31, 2011 and 2010, respectively, with the amounts for the 2010 period reflecting a change in estimate of accrued clinical expenses from prior periods. For the years ended December 31, 2011 and 2010, our expenses for research and development personnel, outside experts and consultants approximated $675,000 and $1,373,000, respectively, with most of the decrease due to a decrease in personnel-related expenses. Costs for laboratory facility and supply expenses were approximately $469,000 and $481,000 for the years ended December 31, 2011 and 2010, respectively.

Amounts incurred for our internal research and development costs, including indirect amounts allocated to research and development, and costs for retaining outside experts for consulting and research activities are deemed to benefit the entire AMPAKINE platform rather than specific AMPAKINE compounds.

For the year ended December 31, 2011, our non-cash stock compensation charges for research and development amounted to a credit of approximately $81,000 compared to charges of approximately $63,000 for the prior year period, with the difference reflecting recovered amounts related to previously forfeited options.

Clinical development expenses of approximately $129,000 for the year ended December 31, 2011 include amounts related to our Phase IIa proof of concept study with AMPAKINE CX1739 in sleep apnea. For the year ended December 31, 2010, clinical development expenses of $338,000 included amounts for the sleep apnea study, along with amounts incurred for our earlier completed Phase II studies with AMPAKINE CX717. As stated above, CX717 was sold in our transaction that we completed with Biovail in March 2010 and subsequently reacquired by us in March 2011.

At this time, we are just beginning the clinical development of CX1739 and the preclinical development of backup candidates. Subject to the availability of sufficient finances, as the clinical development of CX1739 expands, our research and development costs are anticipated to increase significantly. External preclinical and clinical expenses to date through December 31, 2011 for CX717 and CX1739 amounted to approximately $16,000,000 and $4,000,000, respectively.

Our general and administrative expenses for the year ended December 31, 2011 decreased from approximately $4,553,000 to approximately $3,189,000, or by 30%, compared to the prior year period, mostly reflecting legal and investment banking fees related to the March 2010 transaction that we completed with Biovail, along with fees for an increased use of advisory consultants to assist us in identifying strategic opportunities.

For the year ended December 31, 2011, our non-cash stock compensation charges within general and administrative expenses decreased from approximately $245,000 to approximately $131,000, or by 47%, relative to the prior year, primarily due to the completed vesting schedules of earlier granted options.

For the year ended December 31, 2011, net interest income of approximately $7,000 compares with net interest expense of approximately $553,000 for the prior year.

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

We may receive proceeds from the exercise of previously issued warrants to purchase shares of our common stock. The table below summarizes the warrants that remain outstanding as of December 31, 2011 that were issued in connection with prior offerings and placements of our common stock.

Date of Issuance	Exercise Price per Share	Number of Warrants Outstanding as of December 31, 2011	Expiration Date	Approximate Potential Proceeds, if Fully Exercised

January 2007(1)	$1.66	2,996,927	January 21, 2012	$4,975,000
August 2007(1)	$2.64	2,830,000	August 28, 2012	$7,471,000
August 2007(2)	$3.96	176,875	August 28, 2012	$700,000
April 2009(1)	$0.27	6,941,176	October 17, 2012	$1,889,000
April 2009(2)	$0.26	433,824	October 17, 2012	$113,000
July 2009(1)	$0.27	6,060,470	January 31, 2013	$1,636,000
July 2009(2)	$0.37	606,047	January 31, 2013	$222,000
June 2010(1)(3)	$0.21	4,081,633	June 7, 2012	$840,000
October 2011(1)(3)	$0.10	1,691,367	October 20, 2013	$175,000

(1)	Represents warrants issued to the investor(s) in the related transaction.
(2)	Represents warrants issued to the placement agent(s) in the related transaction.
(3)	See Note 3 to Notes to the Financial Statements.

Warrants detailed above with a January 2007 date of issuance subsequently expired unexercised in January 2012. Warrants detailed above with issuance dates between August 2007 and July 2009 may be settled by a cashless exercise. In such an event, the holder of the warrants would receive a number of unregistered shares representing the gain on exercise of such warrants, divided by the volume weighted average price of the Company’s common stock on the trading day immediately preceding such exercise.

None of the warrants detailed above are “in-the-money” as of December 31, 2011. We can give no assurance that we will receive proceeds from the exercise of any of the outstanding warrants.

Cash Position

As of December 31, 2011, we had cash and cash equivalents totaling approximately $1,611,000 and working capital of approximately $600,000. As of December 31, 2010, we had cash, cash equivalents and marketable securities totaling approximately $3,031,000 and working capital of approximately $2,120,000. The decreases in cash, cash equivalents and marketable securities, and working capital reflect amounts required to fund operations partially offset by amounts received from our amended and restated agreement with Servier.

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

For the year ended December 31, 2011, net cash used in operating activities was approximately $1,936,000, and included our net loss for the period of approximately $2,255,000, adjusted for non-cash expenses for depreciation, adjustment to fair value of fixed assets and stock compensation charges aggregating approximating $201,000, and changes in operating assets and liabilities. Net cash provided by operating activities was approximately $1,339,000 during the year ended December 31, 2010, and included our net income for the period of approximately $1,629,000, adjusted for non-cash expenses for depreciation, amortization, warrant and stock compensation charges aggregating approximately $936,000, and changes in operating assets and liabilities.

Net cash provided by investing activities was approximately $2,031,000 for the year ended December 31, 2011, and primarily represented the proceeds from the maturity of marketable securities. For the year ended December 31, 2010, net cash used in investing activities approximated $2,000,000, and mostly resulted from the purchase of marketable securities and fixed assets of approximately $2,662,000 and $51,000, respectively, partially offset by the maturity of marketable securities of approximately $610,000 and the proceeds from the sales of fixed assets totaling approximately $63,000.

For the year ended December 31, 2011, net cash provided by financing activities totaled approximately $478,000, and resulted from our October 2011 private placement of common stock and warrants to purchase common stock. For the year ended December 31, 2010, net cash provided by financing activities approximated $1,472,000, and reflected proceeds from our private placement of a convertible promissory note in January 2010.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2012. The commitments under the lease agreement for the five months ending May 31, 2012 are approximately $248,000. We are currently exploring our leasing alternatives for smaller available space.

Under our agreements with academic institutions, we are required to make minimum annual royalty payments approximating $70,000. Commitments for preclinical and clinical development expenses approximate $174,000, nearly all of which is payable within the next twelve months.

In June 2000, we received $247,300 from the Institute for the Study of Aging (the “Institute”), a non-profit foundation supported by the Estee Lauder Trust. The advance partially offset our limited costs for our testing in patients with MCI that we conducted with our former partner, Servier. Provided that we comply with the conditions of the funding agreement, including the restricted use of the amounts received, repayment of the advance has been extended until we enter an AMPAKINE compound into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the balance of outstanding principal and accrued interest as shares of our common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances.

Staffing

As of December 31, 2011, we had six full-time employees. We do not anticipate significant increases in the number of our full-time employees within the coming year.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Management conducted an assessment of the effectiveness, as of December 31, 2011, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

There has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Nominees for Director

The names of the nominees for director and certain biographical information about them are set forth below:

Name	Age	Director Since	Principal Occupation

Robert F. Allnutt (1)(3)	76	1995	Senior Counselor, APCO Worldwide, Inc.

John F. Benedik (2)(3)	64	2005	Retired Senior Partner, Arthur Andersen LLP

Charles J. Casamento (1)	66	1997	Principal and Executive Director, The Sage Group, Inc.

Carl W. Cotman, Ph.D. (4)	72	1991	Professor of Neurology and Neurobiology and Behavior, University of California at Irvine; Co-Founder and Scientific Director to the Company

Peter F. Drake, Ph.D. (2)(3)	58	2003	Managing General Partner, Mayflower Partners

M. Ross Johnson, Ph.D. (1)(2)(4)	67	2002	President and Chief Executive Officer, Parion Sciences, Inc.

Roger G. Stoll, Ph.D.	69	2002	Executive Chairman of the Company

Mark A. Varney, Ph.D. (4)	45	2007	President and Chief Executive Officer of the Company

(1)	Member of Compensation Committee

(2)	Member of Audit Committee

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

Charles J. Casamento has served as a director of the Company since July 1997. Since May 2007, Mr. Casamento has been a Principal and Executive Director of The Sage Group, Inc., a provider of strategic and transactional assistance to healthcare companies in the pharmaceutical, diagnostic, medical device, biotechnology and life science fields. From October 2004 to April 2007, Mr. Casamento was President, Chief Executive Officer and a member of the board of directors of Osteologix, Inc. a publicly held pharmaceutical company that develops products for potential use in treating osteoporosis. From 1999 to August 2004, Mr. Casamento served as Chairman of the board of directors, President and Chief Executive Officer of Questcor Pharmaceuticals, Inc., a publicly held biopharmaceutical company. Mr. Casamento formerly served as RiboGene, Inc.’s Chairman of the board of directors, President and Chief Executive Officer from 1993 through 1999 until it merged with Cypros to form Questcor. He was co-founder, President and Chief Executive Officer of Interneuron Pharmaceuticals, a biopharmaceutical company, from March 1989 until May 1993. Prior to that, Mr. Casamento has held senior management positions at a number of companies, including Senior Vice President and General Manager of Genzyme; Vice President, Business Development and Strategic Planning for the Critical Care Division of American Hospital Supply; and finance, marketing and business development positions with Johnson & Johnson, Hoffman-LaRoche, Inc. and Sandoz Inc. Currently, Mr. Casamento serves on the board of directors and as Chairman of the audit committee of Astex Pharmaceuticals, Inc., a publicly held pharmaceutical company, and he serves on the board of directors and as a member of the compensation committee of International Stem Cell Corporation, a publicly held developer of stem cell technology. Mr. Casamento also serves on the board of directors and is a member of the audit committee and governance committee and as Chairman of the compensation committee of Vivus, Inc., a publicly held pharmaceutical company. He holds a B.S. in Pharmacy from Fordham University and an M.B.A. from Iona College.

We believe that Mr. Casamento’s qualifications to serve on our Board include his significant experience in operational and management roles within both large and small pharmaceutical companies, including Osteologix, Inc., Questcor Pharmaceuticals, Inc., Interneuron Pharmaceuticals and Hoffman-

LaRoche, Inc. He also has extensive prior experience working in business development and provides the Company with extremely useful expertise in developing its business base, as highlighted by his position as Executive Director at The Sage Group, a consulting company specializing in the pharmaceutical space. Mr. Casamento also provides broad financial expertise that assists the Company in his current role on our Compensation Committee.

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

We believe that Dr. Johnson’s qualifications to serve on our Board include his extensive contributions to drug discovery and development, which have resulted in over 300 scientific publications, patents and invited presentations, of which include 119 issued patents, and his experience working on several advisory boards, as a chief executive officer and chief scientific officer of other private and public companies. His work experience at very large pharmaceutical companies and his expertise and success in the biotech start-up environment all lend to his considerable ability to help guide our Company. He currently serves as Chairman of the Compensation Committee and as a member of both our Audit Committee and Research and Development Committee.

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

Executive Officers

Each executive officer of the Company serves at the discretion of the Board of Directors. The names of the Company’s executive officers and certain biographical information about them are set forth below:

Name	Age	Position with Company
Roger G. Stoll, Ph.D.	69	Executive Chairman
Mark A. Varney, Ph.D.	45	President and Chief Executive Officer
Maria S. Messinger	44	Vice President, Chief Financial Officer and Corporate Secretary
James H. Coleman	70	Senior Vice President, Business Development
Steven A. Johnson	60	Vice President, Preclinical Development

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

Board Committees — Audit Committee

During the fiscal year ended December 31, 2011, the Audit Committee consisted of Mr. Benedik as Chairman of the Committee, Dr. Drake and Mr. Casamento. Effective February 28, 2012, the Audit Committee consisted of Mr. Benedik, as Chairman of the Committee, and Drs. Drake and Johnson. None of Mr. Benedik, Dr. Drake, Dr. Johnson or Mr. Casamento is or has been an officer or employee of the Company and in all other respects meets the qualifications of an “independent” director as that term is used in Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended. The Company’s Board of Directors has determined that Mr. Benedik, Chairman of the Audit Committee, qualifies as an “audit committee financial expert” under rules promulgated by the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on the review of copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2011, all of our officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(1)		Total ($)
Roger G. Stoll, Ph.D.	2011	$370,000	—	—		$370,000
Executive Chairman	2010	$338,218	—	—		$338,218

Mark A. Varney, Ph.D.	2011	$362,000	—	$22,400	(2)	$384,400
President and Chief	2010	$330,905	$30,000	$49,600	(3)	$410,505
Executive Officer

Maria S. Messinger, CPA	2011	$243,000	—	—		$243,000
Vice President, Chief	2010	$222,127	$30,000	—		$252,127
Financial Officer and
Corporate Secretary

James H. Coleman	2011	$250,000	—	$9,279	(4)	$259,279
Senior Vice President,	2010	$228,526	—	$9,279	(4)	$237,805
Business Development

Steven A. Johnson, Ph.D.	2011	$221,000	—	—		$221,000
Vice President of	2010	$202,017	30,000	—		$232,017
Preclinical Development

(1)	In accordance with Securities and Exchange Commission rules, “Other Annual Compensation” in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits was less than $10,000.

(2)	Represents payments by the Company to Dr. Varney under the terms of his employment agreement and related to his relocation to southern California, including $14,000 for a mortgage subsidy, subject to a gross-up of $8,400 to cover his additional income tax liabilities. See “Employment and Consulting Agreements” on page 47.

(3)	Represents payments by the Company to Dr. Varney under the terms of his employment agreement and related to his relocation to southern California, including $31,000 for a mortgage subsidy, subject to a gross-up of $18,600, to cover his additional income tax liabilities. See “Employment and Consulting Agreements” on page 47.

(4)	Represents premiums for life insurance for Mr. Coleman, in lieu of participation in the Company’s medical benefit plans.

Narrative to Summary Compensation Table

In June 2004, the Board of Directors approved a performance-based incentive compensation program for named executive officers that included cash bonus targets of 20% of respective annual base salaries. Actual bonus amounts may differ from the established targets based upon our performance, as well as that of the individual named executive officer, as compared to established goals. There were no performance bonuses awarded to the named executive officers for the year ended December 31, 2011. For the year ended December 31, 2010, performance bonuses of $30,000 were awarded to each of Dr. Mark A. Varney, Ms. Maria S. Messinger and Dr. Steven A. Johnson. These performance bonuses represented less than 20% of the annual base salary for each of the respective named executive officers.

The exercise price for the stock options granted to the named executive officers is no less than the fair market value of the stock on the date of the grant. Options vest at a rate of 33 1/3% per year starting on the anniversary date of the option grant and are contingent upon the officer’s continued employment. Accordingly, the option will provide a return to the named executive officer only if he or she remains our employee and the market price of our common stock appreciates over the option term. There were no stock options granted to the named executive officers during the years ended December 31, 2011 and 2010.

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

See also “Employment and Consulting Agreements” for further discussion of compensation arrangements pursuant to which the amounts listed under the Summary Compensation Table were paid or awarded and the criteria for such payment or award.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unvested stock awards as of December 31, 2011. The table below relates solely to outstanding option awards as of December 31, 2011. Except as noted in the footnotes below, the options listed below vest at a rate of 33 1/3% per year commencing on the first anniversary of the date of grant and have a ten-year term.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Roger G. Stoll, Ph.D.	375,334		187,666	—	$0.20	08/22/2019
	200,000		—	—	$0.54	01/18/2018
	300,000		—	—	$1.30	12/18/2016
	205,017	(1)	—	—	$2.95	02/09/2016
	300,000		—	—	$2.35	12/01/2015
	300,000		—	—	$2.68	12/16/2014
	600,000		—	—	$2.76	12/09/2013
	14,545	(2)	—	—	$4.40	09/02/2013
	1,061	(3)	—	—	$3.77	08/29/2013
	2,326	(3)	—	—	$1.72	07/31/2013
	2,222	(3)	—	—	$1.80	06/30/2013
	2,247	(3)	—	—	$1.78	05/30/2013
	3,604	(3)	—	—	$1.11	04/30/2013
	5,556	(3)	—	—	$0.72	03/31/2013
	5,634	(3)	—	—	$0.71	02/28/2013
	600,000	(4)	—	—	$0.78	08/13/2012
	30,000		—	—	$2.68	04/09/2012
Mark A. Varney, Ph.D.	392,000		196,000	—	$0.20	08/22/2019
	200,000		—	—	$0.97	08/13/2018
	200,000		—	—	$0.54	01/18/2018
	250,000		—	—	$1.30	12/18/2016
	750,000	(5)	—	—	$2.95	01/30/2016
Maria S. Messinger, CPA	253,334		126,666	—	$0.20	08/22/2019
	100,000		—	—	$0.54	01/18/2018
	125,000		—	—	$1.30	12/18/2016
	100,000		—	—	$2.35	12/01/2015
	100,000		—	—	$2.68	12/16/2014
	75,000		—	—	$2.76	12/09/2013
	663	(3)	—	—	$3.77	08/29/2013
	1,453	(3)	—	—	$1.72	07/31/2013
	1,389	(3)	—	—	$1.80	06/30/2013
	1,404	(3)	—	—	$1.78	05/30/2013
	2,252	(3)	—	—	$1.11	04/30/2013
	3,472	(3)	—	—	$0.72	03/31/2013
	3,521	(3)	—	—	$0.71	02/28/2013
	50,000		—	—	$0.75	12/16/2012
James H. Coleman	183,334		91,666	—	$0.20	08/22/2019
	100,000		—	—	$0.54	01/18/2018
	125,000		—	—	$1.30	12/18/2016
	100,000		—	—	$2.35	12/01/2015
	100,000		—	—	$2.68	12/16/2014
	75,000		—	—	$2.76	12/09/2013
	840	(3)	—	—	$3.77	08/29/2013
	1,841	(3)	—	—	$1.72	07/31/2013
	1,759	(3)	—	—	$1.80	06/30/2013
	1,779	(3)	—	—	$1.78	05/30/2013
	2,853	(3)	—	—	$1.11	04/30/2013
	4,398	(3)	—	—	$0.72	03/31/2013
	4,460	(3)	—	—	$0.71	02/28/2013
	50,000	(6)	—	—	$0.80	02/11/2013
	100,000		—	—	$0.75	12/16/2012

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Steven A. Johnson, Ph.D.	174,667	87,333	—	$0.20	08/22/2019
	100,000	—	—	$0.54	01/18/2018
	150,000	—	—	$1.30	12/18/2016
	100,000	—	—	$2.35	12/01/2015
	100,000	—	—	$2.68	12/16/2014
	50,000	—	—	$2.76	12/09/2013
	30,000	—	—	$0.75	12/16/2012

(1)	Dr. Stoll received options in lieu of cash reimbursement of real estate expenses incurred in connection with the relocation of his principal residence to southern California. These options were fully vested on the date of grant and have an exercise price equal to $2.95, representing the closing price of our common stock on the NYSE Amex on the grant date.

(2)	Beginning in May 2003, Dr. Stoll voluntarily deferred his entire base salary, as previously reduced. In September 2003, Dr. Stoll agreed to accept stock options to purchase 14,545 shares of our common stock in lieu of this deferred salary. The number of options issued represents $64,000 of his deferred salary divided by the closing sale price of our common stock on the NYSE Amex on the date that Dr. Stoll’s salary was re-instated in September 2003. These options were fully vested on the date of grant.

(3)	Represents stock options issued in lieu of a portion of base salary. The number of options issued represents the dollar value of base salary not received by the named executive officer divided by the closing sale price of our common stock on the NYSE Amex on the last trading day of the month during which the portion of base salary was not received by the named executive officer. These options were fully vested on the date of grant.

(4)	In connection with his employment, Dr. Stoll was granted options to purchase 600,000 shares of common stock at an exercise price of $0.78 per share, representing the closing price of our common stock on the NYSE Amex on the date of grant. Of the 600,000 options granted, 200,000 options vested immediately. Another 200,000 options vested upon securing the amendment to the Company’s agreement with Les Laboratoires Servier in October 2002. The remaining 200,000 options vested upon the achievement of pre-determined milestones, all of which were met by the beginning of 2007.

(5)	In connection with his employment, Dr. Varney was granted options to purchase 750,000 shares of common stock at an exercise price of $2.95 per share, representing the closing price of our common stock on the date of grant. Of the 750,000 options granted, 100,000 options vested upon his first date of employment on January 30, 2006; 100,000 options vested one-year from his initial date of employment, or January 30, 2007; and 550,000 options vested in equal annual installments over a three-year period from the date of grant.

(6)	During 2003, Mr. Coleman agreed to accept stock options in lieu of the cash bonus provided in his employment agreement. These options were fully vested on the date of grant and have an exercise price per share equal to $0.80, representing the closing price of our common stock on the NYSE Amex on the grant date.

Potential Payments Upon Termination or Change-in-Control

The named executive officers have each entered into employment agreements and/or severance agreements governing payments upon termination or in the event we are subject to a change-in-control. See “Employment and Consulting Agreements” on page 47. In March 2009, the named executive officers also entered into retention agreements, the impact of which is included in this section titled “Potential Payments Upon Termination or Change-in-Control.” The terms of such agreements are discussed under the heading “Retention Bonus Agreements” on page 48.

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

Employment and Consulting Agreements

Roger G. Stoll, Ph.D. has served as a director of the Company since April 2002 and became Chairman, President and Chief Executive Officer of the Company in August 2002. In August 2008, Dr. Stoll became the Executive Chairman of the Company and Dr. Varney became the President and Chief Executive Officer. Dr. Stoll’s employment agreement originally included a three-year term, was subsequently amended to include another three-year term expiring in August 2008, and subsequently amended again for successive one-year terms expiring in August 2012. As of December 31, 2011, his employment called for a base salary of $370,000 per year. Dr. Stoll’s base salary is subject to annual review by the Compensation Committee of the Board of Directors. Under the terms of his employment agreement, in the event of termination of his employment, under certain circumstances Dr. Stoll is entitled to compensation equal to twelve (12) months of his then current salary. In addition, in the event of his termination of employment, in certain circumstances, any vested options granted to Dr. Stoll remain exercisable for the remainder of the original option term and any unvested options granted to Dr. Stoll in connection with his employment, as detailed above, may be subject to accelerated vesting and remain exercisable for the remainder of the original option term. In the event of termination due to disability, Dr. Stoll will be entitled to receive a salary benefit equal to the difference between any insurance proceeds received and twelve (12) months salary. Further, upon a change-in-control of the Company, all unvested options then held by Dr. Stoll shall be subject to accelerated vesting.

Mark A. Varney, Ph.D. joined the Company as Chief Operating Officer and Chief Scientific Officer in January 2006 and was named President and Chief Executive Officer in August 2008. His employment agreement provides for a three-year term through August 2011 and was subsequently amended to include another three-year term through August 2014. Dr. Varney’s employment agreement calls for a base salary of $362,000 per year as of December 31, 2011 and an annual bonus, at the discretion of the Board of Directors of the Company. Pursuant to the terms of his employment agreement, over the five years ended in July 2011 the Company provided Dr. Varney with a mortgage subsidy in the form of a monthly payment, whereby the Company paid 6% of the principal amount of a mortgage (which principal amount was capped at $1,200,000) on his primary residence during the first year, which amount declined by 1% each year thereafter, and which amount was grossed-up by a factor of 1.6 to cover Dr. Varney’s additional income tax liabilities. In addition to the foregoing, Dr. Varney received a $25,000 hiring bonus, $15,000 to cover miscellaneous relocation expenses, temporary housing and reimbursement of real estate closing fees, sales commissions and moving costs. In the event of termination of Dr. Varney’s employment without cause or for good reason, under certain circumstances he is entitled to receive compensation of twelve (12) months of his base salary based upon the average monthly base salary for the twelve (12) months immediately prior to the termination event and his vested options will remain exercisable for the balance of their original terms. In the event of termination due to disability, Dr. Varney will be entitled to receive a salary benefit equal to the difference between any insurance proceeds received and twelve (12) months salary. In addition, in the event of a change-in-control of the Company, any unvested options then held by Dr. Varney shall be subject to accelerated vesting.

Maria S. Messinger joined the Company as Controller in September 1994 and was named as Vice President, Chief Financial Officer and Corporate Secretary in December 1999. Under the terms of her severance agreement, in the event of termination of her employment, under certain circumstances Ms. Messinger is entitled to receive compensation of twelve (12) months of her then current annual base salary, which as of December 31, 2011 was $243,000. Ms. Messinger’s severance agreement also includes a pro-rated bonus (if applicable) and continued employee benefits for a period of twelve (12) months thereafter. Additionally, in the event of a change-in-control of the Company, any unvested options then held by Ms. Messinger shall be subject to accelerated vesting.

James H. Coleman joined the Company as Senior Vice President, Business Development in May 2000. His employment agreement, as amended to date, provides a base salary of $250,000 per year as of December 31, 2011. Mr. Coleman’s employment agreement also provides an annual bonus between 0 and 50% of his annual base salary, at the discretion of the Chief Executive Officer and subject to approval by the Compensation Committee of the Board of Directors of the Company. In the event of termination of his employment, Mr. Coleman is entitled, under certain circumstances, to receive compensation of twelve (12) months of his then current salary and any unvested options then held by Mr. Coleman shall be subject to accelerated vesting for an additional one year period. Additionally, in the event of termination due to disability, Mr. Coleman will be entitled to receive a salary benefit equal to the difference between any insurance proceeds received and twelve (12) months salary.

Steven A. Johnson, Ph.D. joined the Company as a Senior Scientist in June 1994 and was named as Vice President, Preclinical Development in February 2007. Under the terms of his severance agreement, in the event of termination of Dr. Johnson’s employment without cause in connection with or within six (6) months following a change-in-control of the Company, under certain circumstances he is entitled to receive compensation of twelve (12) months of his then current salary, which as of December 31, 2011 was $221,000 per year. Dr. Johnson’s severance agreement also provides continued employee benefits for a period of twelve (12) months thereafter. In addition, in the event of a change-in-control of the Company, any unvested options then held by Dr. Johnson shall be subject to accelerated vesting.

Retention Bonus Agreements

In March 2009, the Company’s executive officers and other key personnel entered into retention bonus agreements to foster the continuous employment of such individuals. Under such agreements, each executive officer will be entitled to receive a lump sum cash bonus equal to six (6) months of the executive’s base salary in the event of a change in control, as defined in the Company’s 2006 Stock Incentive Plan, occurs and the executive remains continuously employed with the Company, the successor to the Company or, if applicable, the ultimate parent of any such successor (collectively referred to as the “Surviving Entity”), or any subsidiary thereof, through the date occurring three (3) months post-change of control, or such shorter period as deemed necessary by the Surviving Entity (the “Payment Date”), to allow for an orderly transition of personnel and information and to allow for an appropriate integration process, as needed. The amount of the bonus for executive officers, based on base salaries as of December 31, 2011, would be as follows: Dr. Stoll - $185,000, Dr. Varney - $181,000, Ms. Messinger - $121,500, Mr. Coleman - $125,000 and Dr. Johnson - $110,500. The retention bonus agreements provide that the bonus shall be payable by the Surviving Entity on or as soon as practicable following the Payment Date, but no later than 15 days thereafter, and shall be determined without regard to any reduction of base salary applicable to Company executives subsequent to March 13, 2009 and prior to a change in control. In the event that the executive officer’s employment is terminated by the Surviving Entity or a subsidiary thereof after a change in control and prior to the Payment Date, in certain circumstances where the termination is without cause or for good reason, the bonus shall be payable by the Surviving Entity as soon as practicable following the date of termination of the executive officer’s employment (but no later than sixty (60) days thereafter), subject to the executive officer executing and not revoking a general release of all claims against the Surviving Entity in a form acceptable to the Surviving Entity within sixty (60) days following such termination of employment.

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

During 2011, each non-employee director was entitled to receive $4,000 at each in-person Board of Directors meeting attended and $2,000 for each related Board of Directors meeting attended by telephone. Also, the Chairman of the Compensation Committee, the Governance and Nominations Committee and the Research and Development Committee is entitled to receive $2,000 for each committee meeting attended and other members of the respective committees are entitled to receive $1,000 for each committee meeting attended. The Chairman of the Audit Committee is entitled to receive $3,000 for each committee meeting attended and the remaining members of the Audit Committee are entitled to receive $1,000 for each committee meeting attended.

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

The above cash compensation and nonqualified option grant provisions do not apply to non-employee directors who serve on the Board of Directors to oversee an investment in the Company. Compensation for such non-employee directors, if appropriate, is determined separately. As of December 31, 2011, none of the Company’s directors served on the Board of Directors in such capacity.

Director Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the non-employee directors for the fiscal year ended December 31, 2011. Directors who are also employees of the Company did not receive any additional compensation for services as a director.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		All Other Compensation ($)(2)	Total ($)
Robert F. Allnutt	$16,000	$3,338	(3)	—	$19,338
John F. Benedik, CPA	$24,000	$3,338	(4)	—	$27,338
Charles J. Casamento	$18,000	$3,338	(5)	—	$21,338
Carl W. Cotman, Ph.D.	$14,000	$3,338	(6)	—	$17,338
Peter F. Drake, Ph.D.	$14,000	$3,338	(7)	—	$17,338
M. Ross Johnson, Ph.D.	$18,000	$3,338	(8)	—	$21,338

(1)	Amounts represent the aggregate grant date estimated fair value of the option awards using the Black-Scholes option pricing model. Assumptions used in the calculation of these amounts are included in Note 1 to the Company’s audited financial statements for the fiscal year ended December 31, 2011, included in this Annual Report on Form 10-K.

(2)	In accordance with Securities and Exchange Commission rules, “All Other Compensation” in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits was less than $10,000. The amounts reflected in this column represent fees paid to such directors in their capacities as consultants to the Company.

(3)	Mr. Allnutt had an aggregate of 320,000 option awards outstanding as of December 31, 2011.

(4)	Mr. Benedik had an aggregate of 205,000 option awards outstanding as of December 31, 2011.

(5)	Mr. Casamento had an aggregate of 335,000 option awards outstanding as of December 31, 2011.

(6)	Dr. Cotman had an aggregate of 285,000 option awards outstanding as of December 31, 2011.

(7)	Dr. Drake had an aggregate of 280,000 option awards outstanding as of December 31, 2011.

(8)	Dr. Johnson had an aggregate of 350,000 option awards outstanding as of December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table sets forth, to the knowledge of the Company, certain information regarding the beneficial ownership of the Company’s Common Stock as of March 15, 2012, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company’s directors, (iii) each of the named executive officers in the Summary Compensation Table and (iv) all of the Company’s executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of Common Stock indicated.

Directors, Officers and 5% Stockholders (1)	Shares Beneficially Owned (2)		Percent of Common Stock Beneficially Owned (%) (2)
Samyang Optics Co. Ltd.	22,714,499	(3)	24.9
Samyang Value Partners Co., Ltd.	8,456,833	(4)	9.7
Robert F. Allnutt	335,500	(5)	*
John F. Benedik	185,000	(6)	*
Charles J. Casamento	300,000	(7)	*
James H. Coleman	1,058,851	(8)	1.2
Carl W. Cotman, Ph.D.	309,500	(9)	*
Peter F. Drake, Ph.D.	280,000	(10)	*
M. Ross Johnson, Ph.D.	330,000	(11)	*
Steven A. Johnson, Ph.D.	735,429	(12)	*
Maria S. Messinger, CPA	866,552	(13)	1.0
Roger G. Stoll, Ph.D.	3,047,546	(14)	3.4
Mark A. Varney, Ph.D.	1,882,000	(15)	2.1
All executive officers and directors as a group (11 persons)	9,270,378	(16)	9.8

*	Less than one percent

(1)	Except as otherwise indicated, the address of such beneficial owner is at the Company’s principal executive offices, 15231 Barranca Parkway, Irvine, California 92618.

(2)	Applicable percentage of ownership at March 15, 2012 is based upon 85,623,663 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares shown as beneficially owned. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of March 15, 2012 are deemed outstanding for computing the shares and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person or entity.

(3)	Based on a Schedule 13D jointly filed by Samyang Optics Co. Ltd. (“Samyang”) and its wholly-owned subsidiary Samyang Value Partners Co., Ltd. (“Samyang Value”) on October 31, 2011, the amount reflected in the table above consists of (i) 4,081,633 shares that may be purchased upon exercise of warrants issued to Samyang and 1,691,367 shares that may be purchased upon exercise of warrants issued to Samyang Value, in each case within 60 days of March 15, 2012, and (ii) 10,176,033 shares of common stock and 6,765,466 shares of common stock held by Samyang and Samyang Value, respectively. The principal business office for Samyang Optics Co. Ltd. is located at 654-4 Bongham-dong, Masan-hoiwon-Gu, Changwon-si Kyungsangnam-do, SOUTH KOREA. Dong Hoon Kim, whose business address is the same as Samyang, serves as the director of Samyang and, as such, has voting control and investment discretion over the shares owned by Samyang. The Schedule 13D indicates that Samyang shares voting and dispositive power over the shares owned by Samyang Value.

(4)	Based on a Schedule 13 D jointly filed by Samyang and Samyang Value on October 31, 2011, the amount reflected in the table above consists of 6,765,466 shares of common stock and a warrant to purchase up to 1,691,367 shares of common stock exercisable within 60 days of March 15, 2012. The principal business office for Samyang Value Partners Co., Ltd. is 158-12 Seoyoung B/D 12F, Samsung-Dong, Gangnam-Gu, SEOUL KOREA. Hyoung Rae Cho, whose business address is the same as Samyang Value, serves as the director of Samyang Value and, as such, has voting control and investment discretion over the shares owned by Samyang Value.

(5)	Includes 270,000 shares that may be purchased upon exercise of options within 60 days of March 15, 2012.

(6)	Includes 155,000 shares that may be purchased upon exercise of options within 60 days of March 15, 2012.

(7)	Includes 285,000 shares that may be purchased upon exercise of options within 60 days of March 15, 2012. Excludes 17,653 shares held by Mr. Casamento in a trust over which he does not exercise control.

(8)	Includes 851,264 shares that may be purchased upon exercise of options within 60 days of March 15, 2012. Beneficial ownership of these shares is shared and held by the James Henry and Nancy Irene Coleman III Revocable Trust.

(9)	Includes 235,000 shares that may be purchased upon exercise of options within 60 days of March 15, 2012.

(10)	Includes 230,000 shares that may be purchased upon exercise of options within 60 days of March 15, 2012.

(11)	Includes 300,000 shares that may be purchased upon exercise of options within 60 days of March 15, 2012.

(12)	Includes 704,667 shares that may be purchased upon exercise of options within 60 days of March 15, 2012.

(13)	Includes 817,488 shares that may be purchased upon exercise of options within 60 days of March 15, 2012.

(14)	Includes 2,947,546 shares that may be purchased upon exercise of options within 60 days of March 15, 2012.

(15)	Includes 1,792,000 shares that may be purchased upon exercise of options within 60 days of March 15, 2012.

(16)	Includes 8,587,965 shares that may be purchased upon exercise of options within 60 days of March 15, 2012.

The Company is not aware of any arrangements that may at a subsequent date result in a change of control of the Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2011. Our stockholders approved the Company’s 1996 Stock Incentive Plan, as amended and restated, and the Company’s 2006 Stock Incentive Plan, as amended. Following the expiration of the 1996 Stock Incentive Plan in October 2006, all subsequently granted stock options were and will be issued from the 2006 Stock Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,550,856		$1.34	4,250,136

Equity compensation plans not approved by security holders	250,000	(1)	$2.95	—

Total	10,800,856		$1.38	4,250,136

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

Transactions with Related Persons

There were no disclosable transactions with related persons under Item 404 of Regulation S-K during the fiscal year ended December 31, 2011 or December 31, 2010, or currently proposed.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees of Haskell & White LLP, the Company’s independent registered public accounting firm, for audit services totaled approximately $83,000 and $88,000 for the fiscal years ended December 31, 2011 and 2010, respectively, including fees associated with the reviews of the Company’s quarterly reports on Form 10-Q and the annual audit.

Audit-Related Fees

The aggregate fees of Haskell & White LLP for audit-related fees totaled approximately $8,000 and $9,000, respectively for the fiscal years ended December 31, 2011 and 2010, respectively, and included services related to the Company’s registration statement filed on Forms S-1.

Tax Fees

Fees of Haskell & White LLP for tax services, including tax compliance, tax advice and tax planning totaled approximately $14,000 and $13,000 for the fiscal years ended December 31, 2011 and 2010, respectively.

All Other Fees

There were no other fees for services provided by Haskell & White LLP for the fiscal years ended December 31, 2011 or 2010.

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

(3)	Exhibits

See (b) below.

(b)	Exhibits

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation dated May 19, 2010, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed May 24, 2010.

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.

3.5	Certificate of Amendment of By-Laws of the Company, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed November 15, 2007.

4.3	Placement Agency Agreement, dated August 24, 2007, by and between Cortex Pharmaceuticals, Inc. and JMP Securities LLC and Rodman and Renshaw, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed August 27, 2007.

4.4	Placement Agency Agreement, dated April 13, 2009, by and between the Company and Rodman & Renshaw, LLC, Form of Securities Purchase Agreement and Form of Common Stock Purchase Warrant issued by the Company, incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Current Report on Form 8-K filed April 17, 2009.

10.19	License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-KSB filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.31	License Agreement dated June 25, 1993, as amended May 28, 2003, between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.44	Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed May 16, 1994.

10.60	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.*

10.65	Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.

10.67	Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934).

10.69	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.*

10.70	Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.*

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.

10.74	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.*

Exhibit Number	Description

10.76	First Amendment dated April 8, 2003 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed September 19, 2003.*

10.77	Amendment dated December 16, 2003 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.79	Amendment No. 2 to the Lease Agreement for the Company’s facilities in Irvine, California, dated March 9, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.

10.80	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.81	Form of Restricted Stock Award Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.82	Amendment dated January 1, 2004 to the employment agreement dated May 17, 2000 between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.86	Second Amendment dated November 10, 2004 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*

10.88	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Transition Report on Form 10-K filed on March 21, 2005.*

10.89	Stock Ownership Policy for the Company’s Directors and Executive Officers as adopted by the Board of Directors on December 16, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Transition Report on Form 10-K filed on March 21, 2005.*

10.90	Third Amendment dated August 13, 2005 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 17, 2005.*

10.92	Employment letter of agreement dated January 9, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 16, 2006.*

10.93	Non-qualified Stock Option Agreement dated January 30, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 9, 2006.*

10.94	Cortex Pharmaceuticals, Inc. 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed May 11, 2006.*

10.96	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*

10.97	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*

10.98	Amendment No. 3, dated April 1, 2006, to the Lease Agreement for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.

10.100	Negative Equity Agreement dated February 1, 2007 between the Company and Mark A. Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007.*

10.101	Amendment No. 1 to the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed May 15, 2007.*

Exhibit Number	Description

10.102	Amendment to the Exclusive License Agreement between the Company and The Regents of the University of California, dated as of June 1, 2007, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed June 7, 2007.

10.105	Patent License Agreement between the Company and the University of Alberta, dated as of May 9, 2007, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 17, 2008. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.107	Severance Agreement dated May 2, 2008, between the Company and Steven A. Johnson, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 8, 2008.*

10.108	Amendment No. 4, dated June 6, 2008, to the Lease Agreement for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed June 10, 2008.

10.109	Fourth Amendment, dated July 11, 2008, to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed July 17, 2008.*

10.110	Amendment No. 2 to Employment Agreement, dated as of December 22, 2008, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 23, 2008.*

10.111	Amendment No. 1 to Severance Agreement, dated as of December 22, 2008, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 23, 2008.*

10.112	Employment Agreement, dated as of December 19, 2008, between the Company and Mark A. Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 31, 2008.*

10.113	Form of Retention Bonus Agreement, dated March 13, 2009, between the Company and each of its executive officers, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed March 19, 2009.*

10.114	Securities Purchase Agreement, dated July 29, 2009, by and between the Company and the investor, including a form of Registration Rights Agreement attached as Exhibit B thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed July 30, 2009.

10.115	Amendment No. 2 to the Company’s 2006 Stock Incentive Plan, effective as of June 5, 2009, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009.*

10.116	Asset Purchase Agreement, dated March 25, 2010, by and between the Company and Biovail Laboratories International SRL, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 17, 2010. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.117	License Agreement, dated March 25, 2010, by and between the Company and Biovail Laboratories International SRL, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 17, 2010. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.118	Amendment No. 3 to the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed May 24, 2010.*

10.119	Sixth Amendment dated August 13, 2010 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed August 18, 2010.*

10.120	Amendment to the License Agreement between the Company and The Regents of the University of California, dated as of August 24, 2010, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed August 30, 2010.

Exhibit Number	Description

10.121	Fifth Amendment to the License Agreement between the Company and The Regents of the University of California, dated as of March 15, 2011, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed March 21, 2011.

10.122	Asset Purchase Agreement, dated March 15, 2011, by and between the Company and Biovail Laboratories SRL, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 23, 2011. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.123	First Amendment dated August 2, 2011 to the Employment Agreement dated December 19, 2008 between the Company and Mark A. Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed August 8, 2011.*

10.124	Seventh Amendment dated August 2, 2011 to the Employment Agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed August 8, 2011.*

10.125	Patent Assignment and Option and Amended and Restated Agreement dated June 10, 2011 between the Company and Les Laboratoires Servier, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 18, 2011. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.126	Securities Purchase Agreement, dated January 15, 2010, by and between the Company and Samyang Optics Co., Ltd., including a form of Promissory Note attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit B thereto, incorporated by reference to Exhibit 10.116 to the Company’s Current Report on Form 8-K filed January 21, 2010.

10.127	Securities Purchase Agreement, dated October 20, 2011, by and between the Company and Samyang Value Partners Co., Ltd., including a form of Common Stock Purchase Warrant attached as Exhibit C thereto.

21	Subsidiaries of the Registrant.

23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

*	Each of these Exhibits constitutes a management contract, compensatory plan, or arrangement.
†	The XBRL information is being furnished and not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Cortex Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Cortex Pharmaceuticals, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2011. Cortex Pharmaceuticals, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cortex Pharmaceuticals, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HASKELL & WHITE LLP

Irvine, California

March 30, 2012

Cortex Pharmaceuticals, Inc.

BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets

Current assets:
Cash and cash equivalents	$1,610,945	$1,037,549
Marketable securities	—	1,992,952
Restricted cash	48,309	155,736
Other current assets	85,630	89,807

Total current assets	1,744,884	3,276,044

Furniture, equipment and leasehold improvements, net	66,882	249,831
Other	8,889	41,373

	$1,820,655	$3,567,248

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$472,756	$393,781
Accrued wages, salaries and related expenses	235,399	275,353
Unearned revenue	48,309	155,736
Advance for MCI project	323,779	319,761
Deferred rent	64,502	11,288

Total current liabilities	1,144,745	1,155,919

Other non-current liability	—	8,063

Total liabilities	1,144,745	1,163,982

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Series B convertible preferred stock, $0.001 par value; $25,001 liquidation preference; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 205,000,000; shares issued and outstanding: 85,623,663 (December 31, 2011) and 78,858,197 (December 31, 2010)	85,624	78,858
Additional paid-in capital	121,337,670	120,816,472
Unrealized gain, available for sale marketable securities	—	473
Accumulated deficit	(120,769,087)	(118,514,240)

Total stockholders’ equity	675,910	2,403,266

	$1,820,655	$3,567,248

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF OPERATIONS

	Year ended December 31, 2011	Year ended December 31, 2010
Revenues:
Sale of AMPAKINE® assets (Note 6)	$—	$10,000,000
License revenue	3,000,000	—
Grant revenue	114,605	473,592

Total revenues	3,114,605	10,473,592

Operating expenses:
Research and development	2,187,695	3,738,630
General and administrative	3,188,704	4,552,935

Total operating expenses	5,376,399	8,291,565

(Loss) income from operations	(2,261,794)	2,182,027
Interest income (expense), net	6,947	(553,302)

Net (loss) income	$(2,254,847)	$1,628,725

Net (loss) income per share (Note 1), Basic and diluted	$(0.03)	$0.02

Shares used in calculating per share amounts (Note 1):
Basic	79,988,864	73,678,335

Diluted	79,988,864	73,688,896

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

	Series B convertible preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total
Balance, December 31, 2009	$21,703	$68,413	$118,525,140	$—	$(120,142,965)	$(1,527,709)

Beneficial conversion feature on note payable issued in January 2010	—	—	223,880	—	—	223,880
Issuance of 10,445,579 shares of common stock upon conversion of note payable and accrued interest	—	10,445	1,525,055	—	—	1,535,500
Estimated value of warrants issued upon conversion of note payable	—	—	233,766	—	—	233,766
Issuance and vesting of stock options and warrants for consultants and other service providers	—	—	8,757	—	—	8,757
Non-cash stock-based employee compensation charges	—	—	299,874	—	—	299,874
Comprehensive income
Net income	—	—	—	—	1,628,725	1,628,725
Unrealized gain on available for sale U.S. Government and other marketable securities	—	—	—	473	—	473

Comprehensive income	—	—	—	473	1,628,725	1,629,198

Balance, December 31, 2010	$21,703	$78,858	$120,816,472	$473	$(118,514,240)	$2,403,266

Issuance of 6,765,466 unregistered shares of common stock in October 2011 private placement	—	6,766	471,036	—	—	477,802
Issuance and vesting of stock options for consultants and other service providers	—	—	1,161	—	—	1,161
Non-cash stock-based employee compensation charges	—	—	49,001	—	—	49,001
Comprehensive loss
Net loss	—	—	—	—	(2,254,847)	(2,254,847)
Realized gain (loss) on available for sale U.S. Government and other marketable securities	—	—	—	(473)	—	(473)

Comprehensive loss	—	—	—	(473)	(2,254,847)	(2,255,320)

Balance, December 31, 2011	$21,703	$85,624	$121,337,670	$—	$(120,769,087)	$675,910

See accompanying notes.

Cortex Pharmaceuticals, Inc.

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2011	Year ended December 31, 2010
Cash flows from operating activities:
Net (loss) income	$(2,254,847)	$1,628,725
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	106,971	112,475
Adjustment to fair value of fixed assets	43,643	—
Stock option compensation expense	50,162	308,631
Amortization of beneficial conversion feature	—	223,880
Amortization of capitalized offering costs	—	57,698
Warrant issued upon conversion of promissory note	—	233,767
Changes in operating assets/liabilities:
Restricted cash	107,427	(155,736)
Accrued interest on marketable securities	2,519	19,907
Other current assets	4,177	(70,229)
Other non-current assets	32,484	5,294
Accounts payable and accrued expenses	84,172	(1,226,232)
Unearned revenue	(107,427)	155,736
Accrued interest on convertible promissory note	—	35,500
Changes in other assets and other liabilities	(5,092)	9,288

Net cash (used in) provided by operating activities	(1,935,811)	1,338,704

Cash flows from investing activities:
Purchase of marketable securities	—	(2,622,386)
Proceeds from maturities of marketable securities	1,990,000	610,000
Purchase of fixed assets	—	(50,889)
Proceeds from sales of fixed assets	41,405	63,435

Net cash provided by (used in) investing activities	2,031,405	(1,999,840)

Cash flows from financing activities:
Proceeds from issuance of common stock in October 2011 private placement	500,000	—
Costs related to issuance of common stock in October 2011 private placement	(22,198)	—
Proceeds from issuance of convertible promissory note in January 2010 private placement	—	1,500,000
Costs related to issuance of convertible promissory note in January 2010 private placement	—	(27,781)

Net cash provided by financing activities	477,802	1,472,219

Increase in cash and cash equivalents	573,396	811,083
Cash and cash equivalents, beginning of period	1,037,549	226,466

Cash and cash equivalents, end of period	$1,610,945	$1,037,549

Supplemental disclosure of non-cash financing activities:
Issuance of common stock upon conversion of promissory note	$—	$1,535,500

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

From inception through December 31, 2011, the Company has generated only modest operating revenues. For the year ended December 31, 2011, revenues included amounts related to the restated agreement with Les Laboratoires Servier (“Servier”), as further described in Note 5. Revenues for the year ended December 31, 2010 primarily resulted from the March 2010 transaction with Biovail Laboratories International SRL (“Biovail”), as described more fully in Note 6.

Going Concern — The Company will require substantial additional funds to advance its research and development programs and to continue its operations, particularly if it decides to independently conduct later-stage clinical testing and apply for regulatory approval of any of its proposed products, and if it independently undertakes marketing and promotion of its products. Additionally, the Company will require additional funds in the event that it decides to pursue strategic acquisitions or licenses for other products or businesses. Based on its current operating plan, including research and development costs, the Company estimates that its existing cash resources will be sufficient to meet its requirements into the second quarter of 2012. This raises substantial doubt about the Company’s ability to continue as a going concern, which will be dependent on its ability to obtain additional financing and to generate sufficient cash flows to meet its obligations on a timely basis.

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

If the Company is unable to obtain additional financing to fund operations beyond mid-second quarter of 2012, it will need to eliminate some or all of its activities, merge with another company, sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all, or that the Company will be able to merge with another Company or sell any or all of its assets.

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

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on short-term investments are included in interest income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

Employee Stock Options and Stock-Based Compensation — All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. For options granted during the years ended December 31, 2011 and 2010, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions:

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

The estimated weighted average fair value of options granted during the years ended December 31, 2011 and 2010 was $0.11 and $0.14, respectively.

As of December 31, 2011, there was approximately $43,000 of total unrecognized compensation cost related to non-vested share-based employee compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of one year.

Stock options and warrants issued to non-employees as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. The Company did not record significant charges for non-cash stock-based compensation for options issued to consultants and other non-employees for any of the periods presented.

The Company issues new shares to satisfy stock option and warrant exercises. There were no options exercised during the years ended December 31, 2011 and 2010.

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

As of December 31, 2011, the Company has reserved approximately 36.6 million shares of common stock for issuance upon exercise of outstanding stock options and stock purchase warrants, as well as for conversion of the Company’s Series B preferred stock, as further described in Note 4. For the year ended December 31, 2011, the effect of the potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

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

Reclassifications — Certain reclassifications have been made to the Cash Flow Statement for the year ended December 31, 2010 to conform with the presentation for the year ended December 31, 2011.

Note 2 — Detail of Selected Balance Sheet Accounts

The Company did not hold any marketable securities as of December 31, 2011. The following is a summary of marketable securities as of December 31, 2010:

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

Gross realized gains and losses on sales of marketable securities were not significant in the years ended December 31, 2011 and 2010. The Company manages risk on its investment portfolio by matching scheduled investment maturities with its cash requirements.

Furniture, equipment and leasehold improvements consist of the following:

	December 31,
	2011	2010
Laboratory equipment	$59,822	$1,516,859
Leasehold improvements	766,905	773,871
Furniture and equipment	170,447	183,549
Computers and software	173,675	340,083

	1,170,849	2,814,362
Accumulated depreciation	(1,103,967)	(2,564,531)

	$66,882	$249,831

Note 3 — Transactions with Samyang

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

In connection with the investment, the Company and Samyang entered into a non-binding memorandum of understanding (“MOU”) regarding a potential license agreement for rights to the AMPAKINE CX1739 for the treatment of neurodegenerative diseases in South Korea. The MOU also provided Samyang with rights of negotiation to expand its territory into other South East Asian countries, excluding Japan, Taiwan and China, and to include rights to the high impact AMPAKINE CX1846 for the potential treatment of neurodegenerative diseases. The related license agreement was subsequently completed in January 2012.

Note 4 — Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share, of which, as of December 31, 2011, 1,250,000 shares have been designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred”); 37,500 shares have been designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred”); 205,000 have been designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating”) and 3,507,500 shares were undesignated and may be issued with such rights and powers as the Board of Directors may designate. No shares of the 9% Preferred or the Series A Junior Participating were outstanding during the years ended December 31, 2011 and 2010.

Series B Preferred outstanding as of December 31, 2011 and 2010 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, subject to adjustment under certain circumstances. As of December 31, 2011, the remaining shares of Series B Preferred outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred at a price of $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days’ prior notice.

Common Stock and Common Stock Purchase Warrants

Under the terms of the Company’s completed registered direct offering with several institutional investors in January 2007, the Company sold an aggregate of 5,021,427 shares of its common stock and warrants to purchase 3,263,927 shares of its common stock. The warrants have an exercise price of $1.66 per share and were exercisable on or before January 21, 2012. During the year ended December 31, 2007, the Company received approximately $443,000 from the exercise of related warrants. No other related warrants were exercised and the remaining 2,996,927 warrants expired unexercised in January 2012.

Under the terms of the Company’s completed registered direct offering with several institutional investors in August 2007, the Company sold an aggregate of 7,075,000 shares of its common stock and warrants to purchase 2,830,000 shares of its common stock to the investors. The investors’ warrants have an exercise price of $2.64 per share and are exercisable on or before August 28, 2012. In addition, the Company issued warrants to purchase up to an aggregate of 176,875 shares of its common stock to the placement agents in the offering. The placement agents’ warrants have an exercise price of $3.96 per share and are exercisable on or before August 28, 2012. No related warrants were exercised during the years ended December 31, 2010 and 2011. If the investor and placement agent warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $8,172,000 of additional capital.

In connection with the registered direct offering of the Company’s 0% Series E Convertible Preferred Stock in April 2009, the Company issued warrants to purchase an aggregate of 6,941,176 shares of its common stock to a single institutional investor. The warrants were issued with an exercise price of $0.3401 per share and are exercisable on or before October 17, 2012. In February 2010, the exercise price of these warrants was reduced to $0.2721 in exchange for the investor’s consent and waiver with respect to the Company’s completed financing transaction with Samyang Optics Co., Ltd. in January 2010, as explained more fully in Note 3. The warrants also are subject to a call provision in favor of the Company to the extent that the volume weighted average price of the Company’s common stock exceeds $0.6802 for any 20 consecutive trading days. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $1,889,000 of additional capital. The Company also issued warrants to purchase up to an additional aggregate of 433,824 shares of the Company’s common stock to the placement agent for the transaction. These warrants have an exercise price of $0.26 per share and are subject to the same term of exercisability as the warrants issued to the investor. The warrants issued to the placement agent are subject to a call provision in favor of the Company to the extent that the volume weighted average price of the Company’s common stock exceeds $0.52 for any 20 consecutive trading days. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $113,000 of additional capital. No related warrants were exercised during the years ended December 31, 2010 and 2011.

In connection with the private placement of the Company’s Series F Convertible Preferred Stock in July 2009, the Company issued warrants to purchase an aggregate of 6,060,470 shares of its common stock to a single institutional investor. The warrants have an exercise price of $0.2699 per share and are exercisable on or before January 31, 2013. If the warrants are fully exercised, of which there can be no assurance, these warrants would provide approximately $1,636,000 of additional capital. The Company also issued warrants to purchase up to an additional aggregate of 606,047 shares of the Company’s common stock to the placement agent for the transaction. These warrants have an exercise price of $0.3656 per share and are subject to the same term of exercisability as the warrants issued to the investor. The warrants issued to the investor and the placement agent are subject to a call provision in favor of the Company to the extent that the volume weighted average price of the Company’s common stock exceeds $0.5398 for any 20 consecutive trading days. If the warrants issued to the placement agent are fully exercised, of which there can be no assurance, these warrants would provide approximately $222,000 of additional capital. No related warrants were exercised during the years ended December 31, 2010 and 2011.

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

In connection with the conversion of the promissory note issued to Samyang (see Note 3), in June 2010 the Company issued to Samyang two-year warrants to purchase up to 4,081,633 unregistered shares of the Company’s common stock at an exercise price of $0.206 per share. The warrants include a call right, in favor of the Company, to the extent the weighted average closing price of the Company’s common stock exceeds $0.309 per share for each of ten consecutive trading days, subject to certain circumstances.

In connection with the private placement of common stock issued to Samyang (see Note 3), in October 2011 the Company issued to Samyang two-year warrants to purchase up to 1,691,367 unregistered shares of the Company’s common stock at an exercise price of $0.1035 per share. The warrants include a call right, in favor of the Company, to the extent the weighted average closing price of the Company’s common stock exceeds $0.1553 per share for each of ten consecutive trading days, subject to certain circumstances.

Warrant transactions by the Company for the years ended December 31, 2010 and 2011 are summarized below:

	Number of underlying shares	Weighted average exercise price per share
Outstanding as of December 31, 2009	20,195,319	$0.89
Issued	4,081,633	0.21
Exercised	—	—
Expired	(150,000)	2.78

Outstanding as of December 31, 2010	24,126,952	$0.74
Issued	1,691,367	0.10
Exercised	—	—
Expired	—	—

Outstanding as of December 31, 2011	25,818,319	$0.70

Information regarding warrants outstanding at December 31, 2011 is as follows:

Range of exercise prices	Number outstanding and exercisable at December 31, 2011	Weighted average remaining contractual life	Weighted average exercise price
$0.10 - $0.37	19,814,517	0.9 years	$0.25
$1.66	2,996,927	0.1 years	1.66
$2.64 - $3.96	3,006,875	0.7 years	2.72

	25,818,319

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

As of December 31, 2011, options to purchase an aggregate of 9,569,860 shares of common stock were exercisable under the Company’s stock option plans. During the years ended December 31, 2011 and 2010, the Company did not issue options to purchase shares of common stock with exercise prices below the fair market value of the common stock on the dates of grant.

Stock option transactions under the Company’s stock option plans for the years ended December 31, 2010 and 2011 are summarized below:

	Shares	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2009	13,538,498	$1.41
Granted	280,000	$0.16
Exercised	—	$—
Expired	(1,339,650)	$1.56
Forfeited	(337,208)	$0.46

Balance, December 31, 2010	12,141,640	$1.39
Granted	180,000	$0.13
Exercised	—	$—
Expired	(258,665)	$0.20
Forfeited	(1,262,119)	$1.59

Balance, December 31, 2011	10,800,856	$1.38	4.7 years	$0

Vested and expected to vest	10,562,272	$1.40	4.7 years	$0
Exercisable, December 31, 2011	9,569,860	$1.53	4.3 years	$0

As of December 31, 2011, options available for future grant under the 2006 Stock Incentive Plan amounted to 4,250,136.

Information regarding stock options outstanding at December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at December 31, 2011	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2011	Weighted average exercise price
$0.13 - $0.20	2,873,000	7.8 years	$0.19	1,702,004	$0.20
0.20 - 0.54	1,035,630	6.3 years	0.50	975,630	0.51
0.54 - 0.78	1,140,899	0.8 years	0.77	1,140,899	0.77
0.78 - 1.30	1,716,562	5.2 years	1.17	1,716,562	1.17
1.30 - 2.35	956,799	3.8 years	2.33	956,799	2.33
2.35 - 2.68	960,000	2.8 years	2.68	960,000	2.68
2.68 - 2.76	1,015,000	1.9 years	2.76	1,015,000	2.76
2.76 - 3.38	1,085,017	3.8 years	2.99	1,085,017	2.99
3.77 - 4.40	17,949	1.7 years	4.28	17,949	4.28

	10,800,856	4.7 years	1.38	9,569,860	1.53

As of December 31, 2011, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred; 25,818,319 shares for issuance upon exercise of warrants; 10,800,856 shares for issuance upon exercise of outstanding stock options; and 4,250,136 shares for issuance upon exercise of stock options available for future grant.

Stockholder Rights Plan

On February 5, 2002, the Company’s Board of Directors approved the adoption of a Stockholder Rights Plan to protect stockholder interests against takeover strategies that may not provide maximum stockholder value. A dividend of one Right (each, a “Right” and, collectively, the “Rights”) for each outstanding share of the Company’s common stock was distributed to stockholders of record on February 15, 2002. The Stockholder Rights Plan and the related Rights terminated by their terms on February 15, 2012.

Note 5 — Transactions with Servier

In October 2000, the Company entered into a research collaboration agreement and an exclusive license agreement with Les Laboratoires Servier. The license agreement, as amended and in effect until June 2011, allowed Servier to develop and commercialize three AMPAKINE compounds selected at the end of the research collaboration in defined territories of Europe, Asia, the Middle East and certain South American countries as a treatment for (i) declines in cognitive performance associated with aging, (ii) neurodegenerative diseases and (iii) anxiety disorders.

In connection with the agreement with Servier, the Company received approximately $21,000,000, including an upfront payment and research support, with the most recent payment earned during the year ended December 31, 2006. The research collaboration with Servier was terminated at the end of 2006; accordingly the worldwide rights for (a) treatment of declines in cognitive performance associated with aging, (b) neurodegenerative diseases, (c) anxiety disorders, and (d) sexual dysfunction have been returned to the Company. In November 2010, Servier selected the jointly discovered AMPAKINE CX1632 (S47445) to advance into Phase I clinical testing.

In June 2011, the Company’s agreements with Servier were amended and restated with an option agreement for the AMPAKINE CX1632. Servier provided an immediate, non-refundable payment of $1,000,000 to the Company for the option to expand its rights to the compound. In late September 2011, Servier exercised its option for CX1632.

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

Following the exercise of the option, the Company will not be entitled to any royalties or further payments from Servier’s development and commercialization of CX1632. However, the Company retains all rights for the remaining AMPAKINE technology previously subject to the agreements with Servier on a worldwide basis.

Note 6 — Transactions with Biovail

In March 2010, the Company entered into an asset purchase agreement with Biovail Laboratories International SRL (“Biovail”). Pursuant to the asset purchase agreement, Biovail acquired the Company’s interests in CX717, CX1763, CX1942 and the injectable dosage form of CX1739, as well as certain of its other AMPAKINE compounds and related intellectual property for use in the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. In connection with the transaction, Biovail paid the Company $10,000,000. In addition, the agreement provided the Company with the right to receive milestone payments in an aggregate amount of up to $15,000,000 plus the reimbursement of certain related expenses, conditioned upon the occurrence of particular events relating to the clinical development of certain assets that Biovail acquired. None of these events have occurred and accordingly, the Company did not record any milestone revenue related to the Biovail transaction.

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

The Company has recorded the $200,000 upfront payment to reacquire the respiratory depression project from Biovail as research and development expense during year ended December 31, 2011.

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

Note 7 — Advance from the Institute for the Study of Aging

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

Provided that the Company complies with the conditions of the funding agreement, repayment of the advance has been extended until the Company enters one of its AMPAKINE compounds into Phase III clinical trials for Alzheimer’s disease. Upon such potential clinical trials, repayment would include the principal amount plus accrued interest computed at a rate equal to one-half of the prime lending rate. In lieu of cash, in the event of repayment the Institute may elect to receive the outstanding principal balance and any accrued interest thereon as shares of the Company’s common stock. The conversion price for such form of repayment shall initially equal $4.50 per share, subject to adjustment under certain circumstances. Included in the balance sheet is accrued principal and interest of approximately $324,000 and $320,000 at December 31, 2011 and 2010, respectively.

Note 8 — Commitments and Contingencies

The Company leases its offices and research laboratories under an operating lease that expires May 31, 2012. The related lease agreement includes scheduled rent increases that are recorded on a straight-line basis over the lease term. Rent expense under this lease for the years ended December 31, 2011 and 2010 was approximately $607,000 and $564,000, respectively. Commitments under the lease for the five months ending May 31, 2012 are approximately $248,000, respectively.

As of December 31, 2011, the Company has employment agreements with three of its executive officers that involve annual salary payments approximating $982,000 and provide for bonuses under certain circumstances. The agreements expire in May 2012, August 2012 and August 2014.

The Company has entered into severance agreements with each of its executive officers. In the event of a termination of employment, under certain circumstances, these severance agreements provide defined benefits to the executive officers, including compensation equal to 12 months of the executive officer’s then current salary. Based upon the salary levels of the executive officers as of December 31, 2011, the severance agreements provide for potential payments ranging from $221,000 to $370,000, with the total for all executive officers approximating $1,445,000.

In March 2009 the Company’s executive officers and other key personnel entered into retention bonus agreements to foster the continuous employment of such individuals. Under such agreements, the employee will be entitled to receive a lump sum cash bonus equal to an additional six (6) months of the employee’s base salary in the event of a change in control of the Company, subject to certain circumstances. Based upon the salary levels of the executive officers as of December 31, 2011, the retention bonus agreements potentially provide for payments ranging from $110,500 to $185,000, with the total for all executive officers approximating $723,000.

Commitments for services to be rendered for preclinical and clinical studies amount to approximately $174,000. Separately, commitments under sponsored research agreements for services to be rendered in connection with the Company’s grant from the Michael J. Fox Foundation for Parkinson’s Research approximated $48,000, which costs will be paid with funds awarded and received under the grant.

The Company has entered agreements with an academic institution that provide the Company exclusive rights to certain of the technologies that the Company is developing. Under the terms of the agreements, the Company is committed to royalty payments, including minimum annual royalties of approximately $70,000 for the year ended December 31, 2012 and for each year thereafter for the remaining life of the patents covering the subject technologies. The date of the last to expire patent related to the subject technologies currently is January 2025. The agreements commit the Company to spend a minimum of $250,000 per year to advance the AMPAKINE compounds until the Company begins marketing an AMPAKINE compound. The Company is currently in compliance with its diligence obligations, but it is not in compliance with its minimum annual royalty payments for 2012. If the Company does not make the minimum annual payments, the University could provide the Company with written notice and the opportunity to repair the noncompliance. If the Company does not subsequently repair the noncompliance within the provided timeframe, it could allow the University to terminate that particular agreement. The agreements also commit the Company to pay up to an additional $875,000 upon achievement of certain clinical testing and regulatory approval milestones, and to remit a portion of certain remuneration received in connection with sublicensing agreements.

Note 9 — Related Party Transactions

Under certain circumstances, the Company is obligated to make royalty payments to certain of its scientific consultants, some of whom are stockholders, upon successful commercialization of certain of its products by the Company or its licensees.

Note 10 — Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740 (formerly Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”)). Under the liability method, deferred taxes are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. As of December 31, 2011, the Company had federal and California tax net operating loss carryforwards of approximately $82,886,000 and $83,513,000, respectively. The difference between the federal and California tax loss carryforwards is primarily attributable to the capitalization of research and development expenses for California franchise tax purposes. The federal and California net operating loss carryforwards will expire at various dates from 2012 through 2031. The Company also has federal and California research and development tax credit carryforwards totaling approximately $2,093,000 and $1,146,000, respectively. The federal research and development tax credit carryforwards will expire at various dates from 2012 through 2031. The California research and development tax credit carryforward does not expire and will carryforward indefinitely until utilized.

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

Significant components of the Company’s deferred tax assets as of December 31, 2011 and December 31, 2010 are shown below. A valuation allowance of $40,079,000 as of December 31, 2011 has been established against the Company’s deferred tax assets as realization of such assets is uncertain. The increase in the valuation allowance of $996,000 from December 31, 2010 to December 31, 2011 relates primarily to continuing net operating losses.

Deferred tax assets consist of the following:

	December 31, 2011	December 31, 2010
Net operating loss carryforwards	33,796,000	$32,554,000
Research and development credits	3,239,000	3,165,000
Capitalized research and development costs	475,000	850,000
Non-cash stock-based compensation	2,299,000	2,280,000
Depreciation	137,000	105,000
Other, net	133,000	129,000

Net deferred tax assets	40,079,000	39,083,000
Valuation allowance for deferred tax assets	(40,079,000)	(39,083,000)

Total deferred tax assets	$—	$—

The provision for income taxes for the year ended December 31, 2011 differs from the amount computed by applying the federal income tax rate as follows:

Tax computed at the statutory rate	35.0%
State tax, net of the federal tax benefit	5.8%
Nondeductible expenses	0.0%
Nontaxable income	0.0%
Expirations and true-ups of net operating loss carryforwards	3.4%
Valuation allowance for deferred tax assets	(44.2)%

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

As of December 31, 2011, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2008 through 2010. The Company and its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the years ended December 31, 2007 through 2010. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

Date: March 30, 2012	By:	/s/ Mark A. Varney, Ph.D.
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

Signature	Title	Date

/s/ Mark A. Varney, Ph.D.	President, Chief Executive Officer	March 30, 2012
Mark A. Varney, Ph.D.	(Principal Executive Officer) and Director

/s/ Maria S. Messinger	Vice President, Chief Financial Officer	March 30, 2012
Maria S. Messinger	(Principal Financial and Accounting Officer) and Secretary

/s/ Robert F. Allnutt	Director	March 30, 2012
Robert F. Allnutt

/s/ John F. Benedik	Director	March 30, 2012
John F. Benedik

/s/ Charles J. Casamento	Director	March 30, 2012
Charles J. Casamento

/s/ Carl W. Cotman, Ph.D.	Director	March 30, 2012
Carl W. Cotman, Ph.D.

/s/ Peter F. Drake, Ph.D.	Director	March 30, 2012
Peter F. Drake, Ph.D.

/s/ M. Ross Johnson, Ph.D.	Director	March 30, 2012
M. Ross Johnson, Ph.D.

/s/ Roger G. Stoll, Ph.D.	Chairman of the Board	March 30, 2012
Roger G. Stoll, Ph.D.

S - 1

Cortex Pharmaceuticals, Inc.

Annual Report on Form 10-K

Year ended December 31, 2011

Exhibit Index

Exhibit Number	Description

3.1	Second Restated Certificate of Incorporation dated May 19, 2010, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed May 24, 2010.	—

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.	—

3.5	Certificate of Amendment of By-Laws of the Company, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed November 15, 2007.	—

4.3	Placement Agency Agreement, dated August 24, 2007, by and between Cortex Pharmaceuticals, Inc. and JMP Securities LLC and Rodman and Renshaw, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed August 27, 2007.	—

4.4	Placement Agency Agreement, dated April 13, 2009, by and between the Company and Rodman & Renshaw, LLC, Form of Securities Purchase Agreement and Form of Common Stock Purchase Warrant issued by the Company, incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Current Report on Form 8-K filed April 17, 2009.	—

10.19	License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	—

10.31	License Agreement dated June 25, 1993, as amended, between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

10.44	Lease Agreement, dated January 31, 1994, for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed May 16, 1994.	—

10.60	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.*	—

10.65	Amendment No. 1 to the Lease Agreement for the Company’s facilities in Irvine, California, dated February 1, 1999, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed September 28, 1999.	—

10.67	Collaborative Research, Joint Clinical Research and Licensing Agreements with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2000. (Portions of this Exhibit were omitted and filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Act of 1934).	—

10.69	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 10-QSB filed February 12, 2001.*

10.70	Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.*	—

EXH - 1

Exhibit Number	Description

10.73	Amendment dated October 3, 2002 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed October 15, 2002.	—

10.74	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered exhibit to the Company’s Quarterly Report on Form 10-Q, as filed on November 14, 2002.*	—

10.76	First Amendment dated August 8, 2003 to the employment agreement between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed September 19, 2003.*	—

10.77	Amendment dated December 16, 2003 to the Collaboration Research Agreement with Les Laboratoires Servier dated October 13, 2000, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

10.79	Amendment No. 2 to the Lease Agreement for the Company’s facilities in Irvine, California, dated March 9, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.	—

10.80	Form of Incentive/Nonqualified Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*	—

10.81	Form of Restricted Stock Award under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*	—

10.82	Amendment dated January 1, 2004 to the employment agreement dated May 17, 2000 between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*	—

10.86	Second Amendment dated November 10, 2004 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*	—

10.88	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 21, 2005.*	—

10.89	Stock Ownership Policy for the Company’s Directors and Executive Officers as adopted by the Company’s Board of Directors on December 16, 2004, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 21, 2005.*	—

10.90	Third Amendment dated August 13, 2005 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 17, 2005.*	—

10.92	Employment letter of agreement dated January 9, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 16, 2006.*	—

10.93	Non-qualified Stock Option Agreement dated January 30, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 9, 2006.*	—

10.94	Cortex Pharmaceuticals, Inc. 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed May 11, 2006.*	—

10.96	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*	—

EXH - 2

Exhibit Number	Description

10.97	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s 2006 Stock Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*	—

10.98	Amendment No. 3, dated April 1, 2006, to the Lease Agreement for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.	—

10.100	Negative Equity Agreement dated February 1, 2007 between the Company and Mark A. Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007.*	—

10.101	Amendment No. 1 to the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed May 15, 2007.*	—

10.102	Amendment to the Exclusive License Agreement between the Company and The Regents of the University of California, dated as of June 1, 2007, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed June 7, 2007.	—

10.105	Patent License Agreement between the Company and the University of Alberta, dated as of May 9, 2007, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed March 17, 2008.. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).	—

10.107	Severance Agreement dated May 2, 2008, between the Company and Steven A. Johnson, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 8, 2008.*	—

10.108	Amendment No. 4, dated June 6, 2008, to the Lease Agreement for the Company’s facilities in Irvine, California, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed June 10, 2008.	—

10.109	Fourth Amendment, dated July 11, 2008, to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same Numbered Exhibit to the Company’s Report on Form 8-K filed July 17, 2008.*	—

10.110	Amendment No. 2 to Employment Agreement, dated as of December 22, 2008, between the Company and James H. Coleman, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 23, 2008.*	—

10.111	Amendment No. 1 Severance Agreement, dated as of December 22, 2008, between the Company and Maria S. Messinger, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 23, 2008.*	—

10.112	Employment Agreement, dated as of December 19, 2008, between the Company and Mark A. Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed December 23, 2008.*	—

10.113	Form of Retention Bonus Agreement, dated March 13, 2009, between the Company and each of its executive officers, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed March 19, 2009.*	—

10.114	Securities Purchase Agreement, dated July 29, 2009, by and between the Company and the Investor, including a form of Registration Rights Agreement attached as Exhibit B thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed July 30, 2009.	—

10.115	Amendment No. 2 to the Company’s 2006 Stock Incentive Plan, effective as of June 5, 2009, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009.*	—

10.116	Asset Purchase Agreement, dated March 25, 2010, by and between the Company and Biovail Laboratories International SRL, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2010. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

EXH - 3

Exhibit Number	Description

10.117	License Agreement, dated March 25, 2010, by and between the Company and Biovail Laboratories International SRL, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2010. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

10.118	Amendment No. 3 to the Company’s 2006 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed May 24, 2010.*	—

10.119	Sixth Amendment dated August 12, 2010 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed August 18, 2010.*	—

10.120	Amendment to the License Agreement between the Company and The Regents of the University of California, dated as of August 24, 2010, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed August 30, 2010	—

10.121	Fifth Amendment to the License Agreement between the Company and The Regents of the University of California, dated as of March 15, 2011, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed March 21, 2011.	—

10.122	Asset Purchase Agreement dated March 15, 2011 by and between the Company and Biovail Laboratories SRL, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed May 23, 2011. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).	—

10.123	First Amendment dated August 2, 2011 to the Employment Agreement dated December 19, 2008 between the Company and Mark A. Varney, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed August 8, 2011.*	—

10.124	Seventh Amendment dated August 2, 2011 to the Employment Agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed August 8, 2011.*	—

10.125	Patent Assignment and Option and Amended and Restated Agreement dated June 10, 2011 between the Company and Les Laboratoires Servier, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed August 18, 2011. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.	—

10.126	Securities Purchase Agreement, dated January 15, 2010, by and between the Company and Samyang Optics Co., Ltd., including a form of Promissory Note attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit B thereto, incorporated by reference to Exhibit 10.116 to the Company’s Current Report on Form 8-K filed January 21, 2010.	—

10.127	Securities Purchase Agreement, dated October 20, 2011, by and between the Company and Samyang Value Partners Co., Ltd., including a form of Common Stock Purchase Warrant attached as Exhibit C thereto.	—

21	Subsidiaries of the Registrant.	—

23.1	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.	—

24	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K).	—

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	—

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.	—

EXH - 4

Exhibit Number	Description

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.	—

101.INS	XBRL Instance Document.†

101.SCH	XBRL Taxonomy Extension Schema Document.†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.†

*	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.
†	The XBRL information is being furnished and not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

EXH - 5