Form 10-Q
period 2012-03-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2012-05-15
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

85,623,663 shares of Common Stock as of May 10, 2012

CORTEX PHARMACEUTICALS, INC.

Item 1A of Part II has been omitted based on the Company’s status as a “smaller reporting company.” Items 1 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited) March 31, 2012	(Note) December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$778,440	$1,610,945
Restricted cash	48,309	48,309
Other current assets	59,926	85,630

Total current assets	886,675	1,744,884
Furniture, equipment and leasehold improvements, net	56,029	66,882
Other	8,889	8,889

	$951,593	$1,820,655

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$521,126	$472,756
Accrued wages, salaries and related expenses	242,223	235,399
Unearned revenue	48,309	48,309
Advance for MCI project	324,784	323,779
Deferred rent	56,292	64,502

Total current liabilities	1,192,734	1,144,745

Stockholders’ (deficit) equity:
Series B convertible preferred stock, $0.001 par value; $25,001 liquidation preference; shares authorized: 37,500; shares issued and outstanding: 37,500; shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 205,000,000; shares issued and outstanding: 85,623,663 (March 31, 2012 and December 31, 2011)	85,624	85,624
Additional paid-in capital	121,354,389	121,337,670
Accumulated deficit	(121,702,857)	(120,769,087)

Total stockholders’ (deficit) equity	(241,141)	675,910

	$951,593	$1,820,655

See accompanying notes.

Note: The balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Grant revenues	$—	$25,300

Total revenues	—	25,300
Operating expenses:
Research and development expenses	202,981	643,879
General and administrative expenses	731,373	940,418

Total operating expenses	934,354	1,584,297

Loss from operations	(934,354)	(1,558,997)
Interest income, net	584	3,151

Net loss	$(933,770)	$(1,555,846)

Basic and diluted net loss per share:	$(0.01)	$(0.02)

Shares used in calculating per share amounts
Basic and diluted	85,623,663	78,858,197

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2012	2011

Net loss	$(933,770)	$(1,555,846)

Other comprehensive loss:
Unrealized loss on marketable securities	—	(473)

Other comprehensive loss	—	(473)

Comprehensive loss	$(933,770)	$(1,556,319)

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(933,770)	$(1,555,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,250	25,455
Stock option compensation expense	16,719	14,139
Gain on sale of fixed assets	(1,532)	(2,550)
Changes in operating assets/liabilities:
Restricted cash	—	18,123
Accrued interest on marketable securities	—	2,519
Unearned revenue	—	(18,123)
Other current assets	25,704	(18,368)
Accounts payable and accrued expenses	55,194	92,895
Other	(7,205)	964

Net cash used in operating activities	(837,640)	(1,440,792)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	—	1,990,000
Proceeds from sales of fixed assets	5,135	2,550

Net cash provided by investing activities	5,135	1,992,550

(Decrease) increase in cash and cash equivalents	(832,505)	551,758
Cash and cash equivalents, beginning of period	1,610,945	1,037,549

Cash and cash equivalents, end of period	$778,440	$1,589,307

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Principles

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The Company has incurred net losses and cash outflows from operations of approximately $934,000 and $838,000, respectively, for the three months ended March 31, 2012 and expects to incur additional losses and negative cash flow from operations in fiscal 2012 and for several more years. Management believes the Company has adequate financial resources to conduct operations into the second quarter of 2012. This raises substantial doubt about the Company’s ability to continue as a going concern, which will be dependent on its ability to obtain additional financing and to generate sufficient cash flows to meet its obligations on a timely basis.

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

There were no options granted during the three months ended March 31, 2012. For options granted during the three months ended March 31, 2011, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions: weighted average risk-free interest rate of 2.8%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 107%; and a weighted average life of the options of 7.0 years.

Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted and employee termination rates. The risk-free rate for periods within the estimated life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average grant-date fair value per share of options granted during the three months ended March 31, 2011 was $0.11.

A summary of option activity for the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2011	10,800,856	$1.38
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance, March 31, 2012	10,800,856	$1.38	4.5 years	—
Vested and expected to vest, March 31, 2012	10,566,523	$1.40	4.4 years	—
Exercisable, March 31, 2012	9,689,860	$1.51	4.1 years	—

As of March 31, 2012, there was approximately $26,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of less than one year.

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

There were no stock option exercises during the three months ended March 31, 2012 or 2011. The Company issues new shares to satisfy stock option exercises.

A summary of warrant activity for the three months ended March 31, 2012 is as follows:

	Shares	Weighted Average Per Share Exercise Price
Balance, December 31, 2011	25,818,319	$0.70
Granted	—	—
Exercised	—	—
Expired	(2,996,927)	$1.66

Balance, March 31, 2012	22,821,392	$0.57

Net (Loss) Income per Share

For the three months ended March 31, 2012 and 2011, the effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

Comprehensive Income (Loss)

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05). ASU 2011-05 requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. ASU 2011-05 eliminated the option to report other comprehensive income and its components in the statement of changes in stockholder’s equity.

As required, the Company retroactively adopted ASU 2011-05 effective January 1, 2012 and has elected to report comprehensive income for the three months ended March 31, 2012 and 2011 in two consecutive statements reporting net income and other comprehensive income. The adoption of ASU 2011-05 did not have a material impact on the Company’s financial position or its results of operations.

Note 2 — Transactions with Biovail

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

In September 2010, Biovail’s parent corporation, Biovail Corporation, combined with Valeant Pharmaceuticals International in a merger transaction and the combined company was renamed “Valeant Pharmaceuticals International, Inc.” (“Valeant”). Following the merger, in November 2010, Biovail announced its intent to exit from the respiratory depression project acquired from the Company in March 2010.

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

The Company has recorded the $200,000 upfront payment to reacquire the respiratory depression project from Biovail as research and development expense during the three months ended March 31, 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes relating thereto appearing elsewhere in this report and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

About Cortex Pharmaceuticals

We are engaged in the discovery and development of innovative pharmaceuticals for the treatment of breathing disorders, including respiratory depression and sleep apnea. Our focus is on the on the prevention of respiratory depression in post-surgical patients. Such patients are often treated with powerful anesthetics, analgesics or sedatives — and the potential respiratory depression resulting from one or a combination of such drug treatments can lead to respiratory arrest and possibly cardiac arrest, each of which is associated with extended and costly hospital stays and significant morbidity and mortality. We are also seeking to reduce the respiratory depression risks related to chronic opioid therapy, without impacting the pain relief provided by the opioids. In the field of sleep apnea, our goal is to provide patients with an oral therapy alternative. Currently, the most commonly prescribed therapy is CPAP, a mask-type device connected to a positive-pressure air pump that is worn while sleeping, but the device is associated with discomfort and very high patient non-compliance.

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

We are developing novel small molecule compounds that positively modulate AMPA-type glutamate receptors, a complex of proteins involved in the communication between nerve cells in the mammalian brain. These compounds, termed AMPAKINE compounds, enhance the activity of the AMPA receptor. These molecules are designed and developed as proprietary pharmaceuticals because we believe they hold promise for the treatment of diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter. Our most advanced clinical compounds is CX1739, which is in Phase II clinical development.

The AMPAKINE platform addresses large potential markets. Recent research estimates that the treatment market for respiratory depression may be approximately $1.2 billion in the U.S. alone. Research by consulting firm, Frost & Sullivan, estimates that U.S. revenues in the sleep apnea diagnostic and therapeutic devices market totaled approximately $1.35 billion in 2008, with an annual growth rate in excess of 16%. Our business plan involves partnering with larger pharmaceutical companies for research, development, clinical testing, manufacturing and global marketing of specific AMPAKINE compounds for those indications that require sizable, expensive Phase III clinical trials — and very large sales forces to achieve significant market penetration. Disorders such as respiratory depression caused by opiate analgesics and sleep apnea may benefit from treatment with AMPAKINE drugs and require a large market presence.

At the same time, subject to availability of sufficient financial resources, we plan to develop compounds internally for a selected set of indications, some of which will allow us to apply for orphan drug status. Such designation by the Food and Drug Administration, or the FDA, is usually applied to products where the number of patients in the United States in the given disease category is typically less than 200,000. These orphan drug indications typically require more modest investment in the development stages, follow a quicker regulatory path to approval, and involve a more concentrated and smaller sales force targeted at selected medical centers and a limited number of medical specialists in the United States and Europe. Such orphan drug indications that we plan to pursue internally may include multiple system atrophy and vaso-occlusive crises associated with sickle cell disease.

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

Going Concern

Our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern, in its report for the fiscal year ended December 31, 2011, given that we did not have adequate working capital to finance our day-to-day operations for at least the following twelve month period. Our continued existence depends upon the success of our efforts to raise additional capital necessary to meet our obligations as they become due and to obtain sufficient capital to execute our business plan. We intend to obtain capital primarily through issuances of debt or equity or entering into collaborative arrangements with corporate partners. There can be no assurance that we will be successful in completing additional financing or collaboration transactions. If we cannot obtain adequate funding, we may be required to significantly curtail or even shut down our operations.

Results of Operations

General

From inception (February 10, 1987) through the fiscal quarter ended on March 31, 2012, we have sustained losses aggregating approximately $117,324,000. Continuing losses are anticipated over the next several years. During that time, our ongoing operating expenses will only be offset, if at all, by proceeds from research grants and possible payments under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will be dependent upon the successful introduction of a new product into the North American market from our internal development, as well as the successful commercial development of our products by our prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months ended March 31, 2012 and 2011

For the three months ended March 31, 2012, our net loss of approximately $934,000 compares with a net loss of approximately $1,556,000 for the corresponding prior year period.

Grant revenues for the three months ended March 31, 2011 include amounts awarded by the Michael J. Fox Foundation for Parkinson’s Research. The related funding will allow us to test select AMPAKINE compounds for their ability to restore brain function in animal models of Parkinson’s disease.

Our research and development expenses for the three months ended March 31, 2012 decreased to approximately $203,000 from approximately $644,000 for the corresponding prior year quarter, or by 68%, with the most significant decrease related to sublicense fees of $200,000 related to our March 2011 transaction to reacquire the AMPAKINE rights and compounds from Biovail. See Note 2 to the Financial Statements. For the three months ended March 31, 2012 and 2011, other costs related to the access and protection of our AMPAKINE technology totaled approximately $67,000 and $116,000, respectively, reflecting the timing of patent filings and fees.

Our expenses for research and development personnel, outside experts and consultants approximated $80,000 and $209,000 for the three months ended March 31, 2012 and 2011, respectively, with most of the decrease due to a decrease in personnel-related expenses. For the same periods, laboratory facility and supply costs were approximately $25,000 and $104,000, respectively, reflecting a reduced allocation of rent expense following decreases in our levels of research and development personnel.

Amounts incurred for our internal research and development costs, including indirect amounts allocated to research and development, and costs for retaining outside experts for consulting and research activities are deemed to benefit the entire AMPAKINE platform rather than specific AMPAKINE compounds.

Our clinical development expenses of approximately $27,000 and $44,000 for the quarters ended March 31, 2012 and 2011 include amounts related to our lead AMPAKINE CX1739, including amounts for our completed Phase IIa proof of concept study with the compound in patients with sleep apnea.

For the quarter ended March 31, 2012, our non-cash stock compensation charges for research and development amounted to approximately $4,000 compared to a credit of approximately $29,000 for the corresponding prior year period, with the difference reflecting credits related to a reduction in personnel during the 2011 period and recovered amounts related to previously forfeited options.

At this time, we are just beginning the clinical development of CX1739 and developing other preclinical backup candidates. Subject to the availability of sufficient finances, as the clinical development of CX1739 expands, our research and development costs are anticipated to increase significantly.

External preclinical and clinical expenses to date through March 31, 2012 for CX717 and CX1739 amounted to approximately $16,000,000 and $4,000,000, respectively.

Our general and administrative expenses for the three months ended March 31, 2012 decreased from approximately $940,000 to approximately $731,000, or by 22%, compared to the corresponding prior year period, primarily reflecting reduced personnel-related expenses, along with decreased fees for legal and other professional services.

For the three months ended March 31, 2012, our non-cash stock compensation charges within general and administrative expenses decreased from approximately $44,000 to approximately $13,000, or by 67%, relative to the corresponding prior year period.

Liquidity and Capital Resources

Sources and Uses of Cash

We may receive proceeds from the exercise of previously issued warrants to purchase shares of our common stock. The table below summarizes the warrants outstanding as of March 31, 2012 that were issued in connection with prior offerings and placements of our securities. None of the warrants are “in-the-money” as of March 31, 2012 and we can give no assurance that we will receive proceeds from the exercise of any of the outstanding warrants.

Date of Issuance	Exercise Price per Share	Number of Warrants Outstanding as of March 31, 2012	Expiration Date	Approximate Potential Proceeds, if Fully Exercised
August 2007(1)	$2.64	2,830,000	August 28, 2012	$7,471,000
August 2007(2)	$3.96	176,875	August 28, 2012	$700,000
April 2009(1)	$0.27	6,941,176	October 17, 2012	$1,889,000
April 2009(2)	$0.26	433,824	October 17, 2012	$113,000
July 2009(1)	$0.27	6,060,470	January 31, 2013	$1,636,000
July 2009(2)	$0.37	606,047	January 31, 2013	$222,000
June 2010(1)	$0.21	4,081,633	June 7, 2012	$841,000
October 2011(1)	$0.10	1,691,367	October 20, 2013	$175,000

(1)	Represents warrants issued to the investor(s) in the related transaction.
(2)	Represents warrants issued to the placement agent(s) in the related transaction.

Warrants detailed above with issuance dates between August 2007 and July 2009 may be settled by a cashless exercise. In such an event, the holder of the warrants would receive a number of unregistered shares representing the gain on exercise of such warrants, divided by the volume weighted average price of the Company’s common stock on the trading day immediately preceding such exercise.

As of March 31, 2012, we had cash and cash equivalents totaling approximately $778,000 and a working capital deficit of approximately $306,000. In comparison, as of December 31, 2011, we had cash and cash equivalents of approximately $1,611,000 and working capital of approximately $600,000. The decreases in cash and working capital reflect amounts required to fund our operations.

For the three months ended March 31, 2012, net cash used in operating activities was approximately $838,000, and included our net loss for the period of approximately $934,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $24,000, and changes in operating assets and liabilities. Net cash used in operating activities was approximately $1,441,000 for the three months ended March 31, 2011 and included our net loss for the period of approximately $1,556,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $40,000, and changes in operating assets and liabilities.

For the three months ended March 31, 2012, net cash provided by investing activities was not significant. Net cash provided by investing activities for the three months ended March 31, 2011 approximated $1,993,000 and primarily represented the proceeds from the maturity of marketable securities.

There was no cash provided by or used in financing activities for the three months ended March 31, 2012 or 2011.

Commitments

We lease approximately 32,000 square feet of research laboratory, office and expansion space under an operating lease that expires May 31, 2012. The commitments under the lease agreement for the remaining two months ending May 31, 2012 are approximately $99,000.

In addition to amounts reflected on the balance sheet as of March 31, 2012, our remaining commitments for preclinical and clinical studies amount to approximately $174,000.

Subsequent to March 31, 2012, we executed an operating lease agreement for approximately 5,000 square feet of office space with a lease term beginning June 1, 2012 and ending May 31, 2015. The commitments under the new lease agreement for the seven months ending December 31, 2012, the years ending December 31, 2013 and 2014 and the five months ending May 31, 2015 are approximately $64,000, $103,000, $117,000 and $49,000, respectively. Provided that we are in compliance with the terms and conditions of the new lease, we have the option to terminate the lease at the expiration of the twelfth month or twenty-fourth month by providing four months prior written notice.

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

Staffing

As of March 31, 2012, we had six full-time employees, which we believe will be sufficient to meet our personnel requirements. We do not anticipate significant increases in the number of our full-time employees within the coming year and will continue to outsource a substantial amount of our development activities to qualified vendors.

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

We are exposed to certain market risks associated with interest rate fluctuations on our advance from the Institute for the Study of Aging, which is due when we enter an AMPAKINE compound into Phase III clinical testing as a potential treatment for Alzheimer’s disease. Potential repayment would include interest accruing at a rate equal to one-half of the prime lending rate. Changes in interest rates generally affect the fair value of such debt, but, based upon historical activity, such changes are not expected to have a material impact on earnings or cash flows. As of March 31, 2012, the principal and accrued interest of the advance amounted to approximately $325,000.

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

CORTEX PHARMACEUTICALS, INC.

May 15, 2012	By:	/S/ MARIA S. MESSINGER
Maria S. Messinger
Vice President and Chief Financial Officer;
Corporate Secretary
(Authorized Signer and Chief Accounting Officer)