Form 10-Q
period 2012-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2012-08-16
CIK 849636

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number 1-16467

Cortex Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0303583
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7700 Irvine Center Drive, Suite 750, Irvine, California 92618

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

144,041,558 shares of Common Stock as of August 13, 2012

CORTEX PHARMACEUTICALS, INC.

Item 1A and 3 of Part II has been omitted based on the Company’s status as a “smaller reporting company.” Items 1 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cortex Pharmaceuticals, Inc.

Condensed Balance Sheets

	(Unaudited) June 30, 2012	(Note) December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$532,876	$1,610,945
Restricted cash	—	48,309
Capitalized offering costs	20,658	—
Other current assets	47,388	85,630

Total current assets	600,922	1,744,884
Furniture, equipment and leasehold improvements, net	48,375	66,882
Other	29,545	8,889

	$678,842	$1,820,655

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$811,932	$472,756
Accrued wages, salaries and related expenses	343,478	235,399
Promissory note, net of unamortized discount (Note 2)	271,892	—
Unearned revenue	—	48,309
Advance for MCI project	325,789	323,779
Deferred rent	58	64,502

Total current liabilities	1,753,149	1,144,745

Stockholders’ (deficit) equity:
Series B convertible preferred stock, $0.001 par value; $25,001 liquidation preference; shares authorized: 37,500; shares issued and outstanding: 37,500; shares issuable upon conversion: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized:
205,000,000; shares issued and outstanding: 85,623,663 (June 30, 2012 and December 31, 2011)	85,624	85,624
Additional paid-in capital	121,516,230	121,337,670
Accumulated deficit	(122,697,864)	(120,769,087)

Total stockholders’ (deficit) equity	(1,074,307)	675,910

	$678,842	$1,820,655

See accompanying notes.

Note: The balance sheet as of December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
License revenue	$—	$1,000,000	$—	$1,000,000
Grant revenue	48,309	85,027	48,309	110,327

Total revenues	48,309	1,085,027	48,309	1,110,327

Operating expenses:
Research and development	264,295	645,231	467,276	1,289,110
General and administrative	756,045	803,705	1,487,418	1,744,123

Total operating expenses	1,020,340	1,448,936	1,954,694	3,033,233

Loss from operations	(972,031)	(363,909)	(1,906,385)	(1,922,906)
Interest (expense) income, net	(12,556)	7,741	(11,972)	10,892
Foreign currency transaction loss	(10,420)	—	(10,420)	—

Net loss	$(995,007)	$(356,168)	$(1,928,777)	$(1,912,014)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Shares used in calculating per share amounts:
Basic and diluted	85,623,663	78,858,197	85,623,663	78,858,197

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net loss	$(995,007)	$(356,168)	$(1,928,777)	$(1,912,014)

Other comprehensive loss:
Realized loss on marketable securities	—	—	—	(473)

Other comprehensive loss	—	—	—	(473)

Comprehensive loss	$(995,007)	$(356,168)	$(1,928,777)	$(1,912,487)

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,928,777)	$(1,912,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	13,843	49,974
Stock option compensation expense	34,641	43,127
Foreign currency transaction adjustment	10,420	—
Amortization of capitalized financing costs	712	—
Amortization of debt discount	4,797	—
Loss on sale of fixed assets	3,172	—
Changes in operating assets/liabilities:
Accrued interest on marketable securities	—	2,519
Restricted cash	48,309	103,150
Other current assets	38,242	28,443
Other non-current assets	(20,656)	—
Accounts payable and accrued expenses	447,255	177,904
Unearned revenue	(48,309)	(103,150)
Deferred rent	(64,444)	(1,613)
Other	2,830	(9,139)

Net cash used in operating activities	(1,457,965)	(1,620,799)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	—	1,990,000
Proceeds from sales of fixed assets	6,785	12,780
Purchases of fixed assets	(5,293)	—

Net cash provided by investing activities	1,492	2,002,780

Cash flows from financing activities:
Proceeds from issuance of promissory note	399,774	—
Costs related to issuance of promissory note	(21,370)	—

Net cash provided by financing activities	378,404	—

(Decrease) increase in cash and cash equivalents	(1,078,069)	381,981
Cash and cash equivalents, beginning of period	1,610,945	1,037,549

Cash and cash equivalents, end of period	$532,876	$1,419,530

See accompanying notes.

Cortex Pharmaceuticals, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Principles

The accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The Company has incurred net losses and cash outflows from operations of approximately $1,929,000 and $1,458,000, respectively, for the six months ended June 30, 2012 and expects to incur additional losses and negative cash flow from operations in fiscal 2012 and for several more years. Management believes the Company has adequate financial resources to conduct operations into the third quarter of 2012. This raises substantial doubt about the Company’s ability to continue as a going concern, which is dependent on its ability to obtain additional financing and to generate sufficient cash flows to meet its obligations on a timely basis.

Effective June 1, 2012, as part of its efforts to conserve its cash resources, the Company deferred payment of 50% of the base salary for each of its executive officers. The Company intends to continue those deferrals until such time as the Company secures sufficient capital or certain corporate transactions occur.

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

The Company will need to raise additional capital through the sale of debt or equity. If the Company is unable to obtain additional financing to fund operations beyond the mid-third quarter of 2012, it will need to eliminate some or all of its activities, merge with another company, license or sell some or all of its assets to another company, or cease operations entirely. There can be no assurance that the Company will be able to obtain additional financing on favorable terms or at all, or that the Company will be able to merge with another Company or license or sell any or all of its assets.

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

The Company recognizes expense in its financial statements for all share-based payments to employees, including grants of employee stock options, based on their fair values over the requisite service period.

There were no options granted during the three months ended June 30, 2012 and 2011 or the six months ended June 30, 2012. For options granted during the six months ended June 30, 2011, the fair value of each option award was estimated using the Black-Scholes option pricing model and the following assumptions: weighted average risk-free interest rate of 2.8%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 107%; and a weighted average life of the options of 7.0 years.

Expected volatility is based on the historical volatility of the Company’s stock. The Company also uses historical data to estimate the expected term of options granted and employee termination rates. The risk-free rate for periods within the estimated life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average grant-date fair value per share of options granted during the six months ended June 30, 2011 was $0.11.

A summary of option activity for the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance, December 31, 2011	10,800,856	$1.38
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(70,000)	$2.57

Balance, June 30, 2012	10,730,856	$1.37	4.3 years	—

Vested and expected to vest, June 30, 2012	10,519,921	$1.39	4.2 years	—

Exercisable, June 30, 2012	9,713,193	$1.49	3.9 years	—

As of June 30, 2012, there was approximately $13,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That non-cash cost is expected to be recognized over a weighted-average period of less than one year.

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

There were no stock option exercises during the six months ended June 30, 2012 or 2011. The Company issues new shares to satisfy stock option exercises.

A summary of warrant activity for the six months ended June 30, 2012 is as follows:

	Shares	Weighted Average Per Share Exercise Price
Balance, December 31, 2011	25,818,319	$0.70
Granted	4,000,000	$0.06
Exercised	—	—
Expired	(7,078,560)	$0.82

Balance, June 30, 2012	22,739,759	$0.55

The warrants granted during the six months ended June 30, 2012 were issued in connection with the June 2012 note payable transaction with Samyang Optics Co., Ltd., as discussed more fully in Note 2.

Net Loss per Share

For the three months and six months ended June 30, 2012 and 2011, the effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

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

As required, the Company retroactively adopted ASU 2011-05 effective January 1, 2012 and has elected to report comprehensive income for the three months and six months ended June 30, 2012 and 2011 (as applicable) in two consecutive statements reporting net income and other comprehensive income. The adoption of ASU 2011-05 did not have a material impact on the Company’s financial position or its results of operations.

Note 2 — Transaction with Samyang

On June 25, 2012, the Company completed a private placement of a promissory note in the principal amount of approximately $400,000 (465,000,000 South Korean won) with a single accredited institutional investor, Samyang Optics Co., Ltd. (“Samyang”) of Korea. The note accrues simple interest at the rate of 12% per annum and has a maturity date of June 25, 2013, although Samyang may demand repayment of the promissory note on or after December 25, 2012.

The promissory note is secured by collateral that represents a lien on certain patents owned by the Company, including composition of matter patents for certain of the Company’s high impact AMPAKINE compounds and the low impact AMPAKINE compounds CX2007 and CX2076, and related compounds. The security interest does not extend to the Company’s patent for its AMPAKINE CX1739 or on the patent for the use of AMPAKINE compounds for the treatment of respiratory depression.

In connection with the private placement, the Company issued to Samyang two-year detachable warrants to purchase up to 4,000,000 unregistered shares of the Company’s common stock at an exercise price of $0.056 per share. The warrants have a call right, in favor of the Company, to the extent the weighted average closing price of the Company’s common stock exceeds $0.084 per share for each of ten consecutive trading days, subject to certain circumstances.

The June 2012 private placement follows a private placement of $500,000 in securities with Samyang Value Partners Co., Ltd., a wholly owned subsidiary of Samyang, in October 2011 and a private placement of a convertible promissory note in the principal amount of $1,500,000 with Samyang in January 2010.

In connection with the October 2011 investment, the Company and Samyang entered into a memorandum of understanding and subsequent license agreement for rights to the AMPAKINE CX1739 for the treatment of neurodegenerative diseases in South Korea. The license agreement also provides Samyang with rights of negotiation to expand its territory into other South East Asian countries, excluding Japan, Taiwan and China, and to include rights to the high impact AMPAKINE CX1846 for the potential treatment of neurodegenerative diseases.

In connection with the June 2012 transaction, the license agreement with Samyang was expanded to include rights to AMPAKINE CX1739 in South Korea for the treatment of sleep apnea and respiratory depression.

Given the lack of comparable financial statements available in the marketplace, the company deemed the face amount of the promissory note to be a reasonable approximation of its fair value. The Company used the Black-Scholes option pricing model to estimate the fair value of the 4,000,000 detachable warrants. The Company then used the relative fair value method to allocate the proceeds from the private placement to the promissory note and the detachable warrants issued in the transaction. This resulted in approximately 64% of the proceeds being allocated to the debt instrument.

Given the limited rights and territory granted with the June 2012 transaction, the Company did not assign a value to the license expansion. Accordingly, the Company has not allocated any proceeds from the June 2012 private placement to the expanded license rights.

The difference between the allocated value and face value of the promissory note is being amortized as interest expense over the life of the note, along with capitalized offering costs incurred in connection with the transaction. Given that Samyang may demand repayment of the note on or after six months from its issuance date, the Company is using six months as the anticipated life of the note for such amortization.

The Company evaluated the warrants issued in the transaction and deemed the instruments to be indexed to the Company’s common stock and subject to equity classification within the Company’s balance sheet.

Note 3 — Subsequent Event

On August 10, 2012, the Company acquired privately-held Pier Pharmaceuticals, Inc. (“Pier”), a clinical stage pharmaceutical company developing a treatment for sleep apnea. The acquisition was completed through a merger of Pier with a newly formed wholly-owned subsidiary of the Company. The acquisition included the issuance of 58,417,895 newly issued shares of the Company’s common stock to Pier, which represents approximately 41% of the Company’s outstanding common stock immediately following the transaction.

The Company has agreed to issue to Pier contingent consideration in the form of additional shares of its common stock in the event that certain of the Company’s stock options and warrants outstanding as of the date of the transaction are subsequently exercised prior to their expiration. Nearly all of the stock options and warrants outstanding as of the date of the transaction are “out of the money” as of such date. Additionally, the warrants issued to Samyang in connection with the June 2012 private placement (See Note 2) are excluded from the above and the potential exercise of such warrants will not trigger any subsequent issuance of shares to Pier. Based upon the stock options and warrants outstanding immediately prior to the transaction, other than the warrants issued to Samyang in June 2012, the contingent consideration to Pier approximates 18.3 million additional shares of common stock. In the event that any contingent consideration is issued, the ownership percentage of Pier following its receipt of such additional shares shall not exceed its ownership percentage as of the initial acquisition transaction.

In connection with the Pier transaction, the positions for two of the Company’s executive officer positions were eliminated and the severance agreements for such executive officers were amended. As amended, the severance agreements provide for the grant of fully vested, ten-year options to purchase up to a total of 5,166,668 shares of the Company’s common stock at an exercise price of $0.06 per share, representing the closing price of the Company’s common stock on the closing date of the Pier transaction. As amended, the severance agreements also include semi-monthly payments totaling approximately $16,000 over the seven months following the acquisition, for a total of approximately $223,000. Thereafter, the amended severance agreements provide for semi-monthly payments totaling approximately $6,000 over the eighth through twenty-fourth month following the acquisition, for a total of approximately $207,000. The above payments include amounts accrued for previously earned paid-time off for both executive officers. Any unpaid amounts related to the above payments may be settled in a lump-sum distribution at the time and in the event that certain corporate transactions occur.

The acquisition of Pier reinforces the Company’s focus on developing therapies for the treatment of brain-controlled breathing disorders, including opiate-induced respiratory depression, obstructive sleep apnea and central sleep apnea. Through this acquisition, the Company gained rights to Pier’s exclusive license, including a method-of-use patent for the treatment of obstructive sleep apnea with dronabinol from the University of Illinois. The National Institutes of Health recently awarded the University of Illinois a grant approximating $5,000,000 to support the development of dronabinol in a Phase II clinical study in subjects with obstructive sleep apnea and daytime sleepiness. It is anticipated that this grant will fully fund the proposed Phase II study in 120 patients.

While the Company has expanded its technology platform through the acquisition of Pier, the Company needs to raise additional capital. If the Company is unable to obtain additional financing to fund operations, it will need to eliminate some or all of its activities, merge with another company, license or sell some or all of its assets to another company, or cease operations entirely.

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

About Cortex Pharmaceuticals

We are engaged in the discovery and development of innovative pharmaceuticals for the treatment of brain-controlled breathing disorders, including opiate - induced respiratory depression, obstructive sleep apnea and central sleep apnea. Our focus is on the prevention of respiratory depression in post-surgical patients. Such patients are often treated with powerful anesthetics, analgesics and sedatives — and the potential respiratory depression resulting from one or a combination of such drug treatments can lead to respiratory arrest and possibly cardiac arrest, each of which is associated with extended and costly hospital stays and significant morbidity and mortality. We are also seeking to reduce the respiratory depression risks related to chronic opioid therapy, without impacting the pain relief provided by the opioids. In the field of sleep apnea, our goal is to provide patients with an oral medicine alternative. Currently, the most commonly prescribed therapy is CPAP and related devices, requiring a mask-type device connected to a positive-pressure air pump that is worn while sleeping, but these devices are associated with discomfort and very high patient non-compliance.

In August 2012, we announced our acquisition of privately-held Pier Pharmaceuticals, Inc. (“Pier”), a clinical stage pharmaceutical company developing a treatment for sleep apnea (see Note 3 of Notes to Condensed Financial Statements). The acquisition of Pier reinforces our focus on developing therapies for brain-controlled breathing disorders, including sleep apnea. Through the acquisition, we gained rights to Pier’s exclusive license of its dronabinol technology from the University of Illinois as well as issued method-of-use patents and pending formulation patents. The National Institutes of Health recently awarded the University of Illinois a grant approximating $5,000,000 to support the development of dronabinol in a Phase II clinical study in 120 subjects with obstructive sleep apnea and daytime sleepiness.

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

We are developing novel small molecule compounds that positively modulate AMPA-type glutamate receptors, a complex of proteins involved in the communication between nerve cells in the mammalian brain. These compounds, termed AMPAKINE compounds, enhance the activity of the AMPA receptor. These molecules are designed and developed as proprietary pharmaceuticals because we believe they hold promise for the treatment of diseases and disorders that are known, or thought, to involve depressed functioning of pathways in the brain that use glutamate as a neurotransmitter. Our most advanced clinical compound is CX1739, which is in Phase II clinical development. Further testing of CX1739 is subject to the availability of additional resources.

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

We allocate the proceeds received from a financing transaction that includes debt to the debt instrument and any detachable instruments, such as warrants, on a relative fair value basis.

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

Results of Operations

General

From inception (February 10, 1987) through the fiscal quarter ended on June 30, 2012, we have sustained losses aggregating approximately $118,319,000. Continuing losses are anticipated over the next several years. During that time, our ongoing operating expenses will only be offset, if at all, by proceeds from research grants and possible payments under planned strategic alliances that we are seeking with other pharmaceutical companies for the clinical development, manufacturing and marketing of our products. The nature and timing of payments to us under other planned strategic alliances, if and when entered into, are likely to significantly affect our operations and financing activities and to produce substantial period-to-period fluctuations in reported financial results. Over the longer term, we will be dependent upon the successful introduction of a new product into the North American market from our internal development, as well as the successful commercial development of our products by our prospective partners to attain profitable operations from royalties or other product-based revenues.

Comparison of the Three Months and Six Months ended June 30, 2012 and 2011

For the three months ended June 30, 2012, our net loss of approximately $995,000 compares with a net loss of approximately $356,000 for the corresponding prior year period. For the six months ended June 30, 2012, our net loss of approximately $1,929,000 compares with our net loss of approximately $1,912,000 for the corresponding prior year period.

License revenues for the three months and six months ended June 30, 2011 consist of $1,000,000 received from our option agreement with Servier, whereby Servier had the option to expand its rights to the high impact AMPAKINE compound, CX1632 (S47445). Servier later exercised its option to the compound, and paid the Company an additional $2,000,000, during September 2011 and October 2011, respectively.

Following the exercise of the option, Servier acquired sole ownership of the global patent rights to CX1632, along with a sub-license of our rights to all indications licensed from the University of California for use with CX1632. We are not entitled to royalties or further payments from Servier’s development and commercialization of CX1632. However, we retain all rights to the remaining AMPAKINE technology previously subject to our earlier agreements with Servier on a worldwide basis.

Grant revenues for all periods presented consist of amounts awarded by the Michael J. Fox Foundation for Parkinson’s Research. The related funding allowed us to test selected AMPAKINE compounds for their ability to restore brain function in animal models of Parkinson’s disease. In this funded grant we examined the ability of three “high impact” AMPAKINE compounds to increase growth factors such as BDNF and GDNF in certain brain regions in mice when administered systemically. Two of three compounds, CX1837 and CX1884, increased BDNF levels by two to three fold in the cerebral cortex; CX1837 also increased the level of GDNF by about two-fold in the cortex. Subsequently, the mice were treated with the neurotoxin, MPTP, a well recognized model of Parkinson’s disease. Mice were then treated daily with CX1837 and CX1884 for four weeks, beginning one week after the MPTP lesion was completed. Unfortunately, neither of the AMPAKINE drugs was able to significantly reverse the effects of the neurotoxin lesion, based on brain levels of the key neurotransmitter dopamine, or on actual counts of dopamine-producing neurons. The current results suggest that modest up-regulation of BDNF and GDNF by AMPAKINE drugs may not be a productive approach for the treatment of Parkinson’s disease, at least when examined in the context of a rapid, neurotoxin-induced lesion model of the disorder.

Our research and development expenses for the three months ended June 30, 2012 decreased to approximately $264,000 from approximately $645,000 for the corresponding prior year quarter, or by 59%, with the most significant decrease related to decreases in our levels of research and development personnel, outside experts and consultants. For the three months ended June 30, 2012, those costs amounted to approximately $118,000 and $277,000, respectively.

For the same periods, laboratory facility and supply costs were approximately $26,000 and $95,000, respectively, reflecting lower facility costs following the relocation of our corporate headquarters in late May 2012 and a reduced allocation of rent expense following our decreases in research and development personnel.

For the three months ended June 30, 2012 and 2011, costs related to the access and protection of our AMPAKINE technology totaled approximately $104,000 and $233,000, respectively, reflecting the timing of patent filings and fees and sublicensing fees triggered by our June 2011 option agreement with Servier.

Amounts incurred for our internal research and development costs, including indirect amounts allocated to research and development, and costs for retaining outside experts for consulting and research activities are deemed to benefit the entire AMPAKINE platform rather than specific AMPAKINE compounds.

Our clinical development expenses of approximately $13,000 and $45,000 for the quarters ended June 30, 2012 and 2011, respectively, include amounts related to our lead AMPAKINE CX1739, including amounts for our completed Phase IIa proof of concept study with the compound in patients with sleep apnea.

For the quarter ended June 30, 2012, our non-cash stock compensation charges for research and development amounted to approximately $3,000 compared to a credit of approximately $5,000 for the corresponding prior year period, with the credits for the prior year period reflecting recovered amounts related to previously forfeited options.

For the six months ended June 30, 2012, our research and development expenses decreased to approximately $467,000 from approximately $1,289,000 for the corresponding prior year period, or by 64%. Expense for the 2011 period includes our $200,000 payment to reacquire the AMPAKINE rights and compounds from Biovail in March 2011, along with sublicensing fees of $53,000 related to our June 2011 option agreement with Servier.

Other costs related to the access and protection of our AMPAKINE technology approximated $171,000 and $296,000 for the six months ended June 30, 2012 and 2011, respectively, with the decrease reflecting the timing of fees for our patent filings. For the same periods, our expenses for research and development personnel, outside experts and consultants approximated $199,000 and $487,000, respectively, with most of the decrease due to a decrease in personnel-related expenses.

Costs for laboratory facility and supply expenses were approximately $50,000 and $199,000 for the six months ended June 30, 2012 and 2011, respectively, reflecting the reduced allocation of our rent expense to research and development following our decreased levels of research and development personnel.

For the six months ended June 30, 2012, our non-cash stock compensation charges for research and development amounted to approximately $7,000 compared to a credit of approximately $35,000, with the difference reflecting recovered amounts during the corresponding prior year period related to previously forfeited options.

Clinical development expenses of approximately $40,000 for the six months ended June 30, 2012 compared to expenses of approximately $89,000 for the corresponding prior year period, with expenses for both periods related to our Phase IIa proof of concept study with AMPAKINE CX1739 in sleep apnea. Subject to the availability of sufficient finances, as the clinical development of CX1739 expands, our research and development costs are anticipated to increase significantly.

External preclinical and clinical expenses to date through June 30, 2012 for CX717 and CX1739 amounted to approximately $16,000,000 and $4,000,000, respectively.

Our general and administrative expenses for the three months ended June 30, 2012 decreased from approximately $804,000 to approximately $756,000, or by 6%, compared to the corresponding prior year period, primarily reflecting reduced rent expenses following the relocation of our corporate headquarters in late May 2012, along with decreased personnel-related expenses due to decreases in our staffing levels.

Non-cash stock compensation charges also decreased relative to the corresponding prior year period. For the three months ended June 30, 2012, our non-cash stock compensation charges within general and administrative expenses decreased from approximately $34,000 to approximately $15,000, or by 56%, relative to the corresponding prior year period.

For the six months ended June 30, 2012, our general and administrative expenses decreased from approximately $1,744,000 to approximately $1,487,000, or by approximately 15% compared to the corresponding prior year period, with the decrease reflecting the same factors that contributed to the decrease in expenses for the quarter ended June 30, 2012. Non-cash stock compensation charges decreased from approximately $78,000 to approximately $28,000 for the six months ended June 30, 2012 compared to the corresponding prior year period, or by 64%, due primarily to the completed vesting schedules of earlier granted stock options.

For the three months ended June 30, 2012, net interest expense of approximately $13,000 compares with net interest income of approximately $8,000 for the corresponding prior year quarter. For the six months ended June 30, 2012, net interest expense of approximately $12,000 compares with net interest income of approximately $11,000 for the corresponding prior year period. Net interest expense for the current year periods includes amounts accruing on our promissory note issued to Samyang (see Note 2 of Notes to Condensed Financial Statements), along with amortization of both capitalized offering costs and the discount recorded on such promissory note. The difference between the value of the promissory note as of the date of its issuance and as of June 30, 2012 has been recorded as a foreign currency transaction adjustment during the three months and six months ended June 30, 2012.

Liquidity and Capital Resources

Sources and Uses of Cash

We may receive proceeds from the exercise of previously issued warrants to purchase shares of our common stock. The table below summarizes the warrants outstanding as of June 30, 2012 that were issued in connection with prior offerings and placements of our securities. Most of the warrants are not “in-the-money” as of June 30, 2012 and we can give no assurance that we will receive proceeds from the exercise of any of the outstanding warrants.

Date of Issuance	Exercise Price per Share	Number of Warrants Outstanding as of June 30, 2012	Expiration Date	Approximate Potential Proceeds, if Fully Exercised
August 2007(1)	$2.64	2,830,000	August 28, 2012	$7,471,000
August 2007(2)	$3.96	176,875	August 28, 2012	$700,000
April 2009(1)	$0.27	6,941,176	October 17, 2012	$1,889,000
April 2009(2)	$0.26	433,824	October 17, 2012	$113,000
July 2009(1)	$0.27	6,060,470	January 31, 2013	$1,636,000
July 2009(2)	$0.37	606,047	January 31, 2013	$222,000
October 2011(1)	$0.10	1,691,367	October 20, 2013	$175,000
June 2012(1)	$0.06	4,000,000	June 25, 2014	$224,000

(1)	Represents warrants issued to the investor(s) in the related transaction.
(2)	Represents warrants issued to the placement agent(s) in the related transaction.

Warrants detailed above with issuance dates between August 2007 and July 2009 may be settled by a cashless exercise. In such an event, the holder of the warrants would receive a number of unregistered shares representing the gain on exercise of such warrants, divided by the volume weighted average price of the Company’s common stock on the trading day immediately preceding such exercise.

As of June 30, 2012, we had cash and cash equivalents totaling approximately $533,000 and a working capital deficit of approximately $1,152,000. In comparison, as of December 31, 2011, we had cash and cash equivalents of approximately $1,611,000 and working capital of approximately $600,000. The decreases in cash and working capital reflect amounts required to fund our operations.

For the six months ended June 30, 2012, net cash used in operating activities was approximately $1,458,000, and included our net loss for the period of approximately $1,929,000, adjusted for non-cash expenses for depreciation, amortization, stock compensation charges, a foreign currency transaction adjustment and loss on the sale of fixed assets approximating $68,000, and changes in operating assets and liabilities. For the six months ended June 30, 2011, net cash used in operating activities was approximately $1,621,000, and included our net loss for the period of approximately $1,912,000, adjusted for non-cash expenses for depreciation and stock compensation approximating $93,000, and changes in operating assets and liabilities.

For the six months ended June 30, 2012, net cash provided by investing activities was not significant. For the six months ended June 30, 2011, net cash provided by investing activities approximated $2,003,000 and primarily represented the proceeds from the maturity of marketable securities.

For the six months ended June 30, 2012, net cash provided by financing activities approximated $378,000 and represented the net proceeds from the issuance of the promissory note to Samyang. There was no cash provided by or used in financing activities for the six months ended June 30, 2011.

Commitments

We lease approximately 5,000 square feet of office space under an operating lease that expires May 31, 2015. The commitments under the new lease agreement for the six months ending December 31, 2012, the years ending December 31, 2013 and 2014 and the five months ending May 31, 2015 are approximately $55,000, $103,000, $117,000 and $49,000, respectively. Provided that we are in compliance with the terms and conditions of the new lease, we have the option to terminate the lease at the expiration of the twelfth month or the twenty-fourth month by providing four months prior written notice.

In addition to amounts reflected on the balance sheet as of June 30, 2012, our remaining commitments for preclinical and clinical studies are approximately $171,000.

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

Staffing

As of June 30, 2012, we had six full-time employees, which we believe will be sufficient to meet our personnel requirements. We do not anticipate significant increases in the number of our full-time employees within the coming year and will continue to outsource a substantial amount of our development activities to qualified vendors.

Outlook

We believe that we have adequate financial resources to conduct our operations into the third quarter of 2012. Our forecast of the period of time through which our financial resources will be adequate to support our operations is forward-looking information, and actual results could vary.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibits

10.128	Lease Agreement, dated May 17, 2012, for the Company’s facilities in Irvine, California.

10.129	Securities Purchase Agreement, dated June 25, 2012, by and between the Company and Samyang Optics Co., Ltd., including a form of Promissory Note attached as Exhibit A thereto, a form of Common Stock Purchase Warrant attached as Exhibit B thereto, and a form of Security Agreement attached as Exhibit C thereto.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.+

101.SCH	XBRL Taxonomy Extension Schema Document.+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.+

+	The XBRL information is being furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any registration statement under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.

August 16, 2012	By:	/s/ Maria S. Messinger
Maria S. Messinger
Vice President and Chief Financial Officer;
Corporate Secretary
(Authorized Signer and Chief Accounting Officer)