Form 10-Q
period 2012-09-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2014-07-30
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-16467

CORTEX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0303583
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

126 Valley Road, Suite C

Glen Rock, New Jersey 07452

(Address of principal executive offices)

(201) 444-4947

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

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of September 30, 2012, the Company had 144,041,558 shares of common stock, $0.001 par value, issued and outstanding.

Documents incorporated by reference: None

CORTEX PHARMACEUTICALS, INC.
AND SUBSIDIARY

2

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected, anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, available cash, research and development results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements (unaudited) and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, including the section entitled “Item 1A. Risk Factors.” The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$224,257	$1,610,945
Restricted cash	—	48,309
Capitalized financing costs, net	9,092	—
Other current assets	1,545	85,630

Total current assets	234,894	1,744,884
Furniture, equipment and leasehold improvements, net	45,569	66,882
License agreement, net	3,381,331	—
Other	29,545	8,889

Total assets	$3,691,339	$1,820,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,304,695	$472,756
Accrued compensation and related expenses	814,276	235,399
Note payable to related party, including accrued interest of $13,080, net of unamortized discount of $67,162	361,942	—
Unearned revenue	—	48,309
Project advance, including accrued interest of $81,695 and $76,479 at September 30, 2012 and December 31, 2011, respectively	328,995	323,779
Deferred rent	172	64,502

Total current liabilities	2,810,080	1,144,745

Commitments and contingencies (Note 10)

Stockholders’ equity:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.09812 per share: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 205,000,000; shares issued and outstanding: 144,041,558 and 85,623,663 at September 30, 2012 and December 31, 2011, respectively	144,041	85,624
Additional paid-in capital	125,183,892	121,337,670
Accumulated deficit	(124,468,377)	(120,769,087)

Total stockholders’ equity	881,259	675,910

Total liabilities and stockholders’ equity	$3,691,339	$1,820,655

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
License revenue	$—	$—	$—	$1,000,000
Grant revenue	—	2,139	48,309	112,466

Total revenues	—	2,139	48,309	1,112,466

Operating expenses:
General and administrative	389,398	729,951	1,715,236	2,474,547
Research and development	191,874	444,478	659,483	1,733,588
Merger-related costs (Note 4)	1,084,860	—	1,246,107	—

Total operating expenses	1,666,132	1,174,429	3,620,826	4,208,135

Loss from operations	(1,666,132)	(1,172,290)	(3,572,517)	(3,095,669)

Interest income	—	68	91	1,820

Interest expense, including $84,219 and $-0- to related parties for the three months ended September 30, 2012 and 2011, respectively, and $89,837 and $-0- for the nine months ended September 30, 2012 and 2011, respectively	(98,552)	(1,005)	(107,442)	(3,014)
Foreign currency loss	(5,829)	—	(16,249)	—
Gain (loss) from asset dispositions	—	(1,608)	(3,173)	9,541

Net loss	$(1,770,513)	$(1,174,835)	$(3,699,290)	$(3,087,322)

Net loss per common share - Basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.04)

Weighted average common shares outstanding - Basic and diluted	118,007,496	78,858,197	96,497,067	78,858,197

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

Year Ended December 31, 2011 and Nine Months Ended September 30, 2012

	Series B Convertible	Common Stock		Additional		Total
	Preferred Stock	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2010	$21,703	78,858,197	$78,858	$120,816,472	$(118,513,767)	$2,403,266
Issuance of shares of common stock in connection with private placement	—	6,765,466	6,766	471,036	—	477,802
Fair value of stock-based payments made to consultants and other service providers	—	—	—	1,161	—	1,161
Stock-based compensation expense	—	—	—	49,001	—	49,001
Net loss	—	—	—	—	(2,255,320)	(2,255,320)

Balance, December 31, 2011	21,703	85,623,663	85,624	121,337,670	(120,769,087)	675,910
Issuance of shares of common stock in connection with the acquisition of Pier Pharmaceuticals, Inc.	—	58,417,895	58,417	3,212,985	—	3,271,402
Fair value of warrants issued in connection with note payable	—	—	—	143,919	—	143,919
Stock-based compensation expense	—	—	—	489,318	—	489,318
Net loss	—	—	—	—	(3,699,290)	(3,699,290)

Balance, September 30, 2012 (Unaudited)	$21,703	144,041,558	$144,041	$125,183,892	$(124,468,377)	$881,259

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,699,290)	$(3,087,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	20,113	98,412
Amortization of license agreement	29,826	—
Adjustment to fair value of furniture and equipment	—	43,643
Stock-based compensation included in general and administrative expenses	170,805	38,248
Stock-based compensation included in research and development expenses	8,513	—
Merger-related costs paid in common stock	310,000	—
Foreign currency loss	16,250	—
Amortization of capitalized financing costs	10,316	—
Amortization of discount on note payable	76,757	—
Loss on sales of equipment	3,173	—
Changes in operating assets and liabilities:
(Increase) decrease in -
Restricted cash	48,309	105,288
Accrued interest on marketable securities	—	2,992
Other current assets	84,782	42,227
Other non-current assets	(20,656)	—
Increase (decrease) in -
Accounts payable and accrued expenses	666,776	214,111
Accrued compensation and related expenses	578,877	54,693
Unearned revenue	(48,309)	(105,288)
Deferred rent	(64,330)	(6,451)
Accrued interest payable	18,296	(6,526)

Net cash used in operating activities	(1,789,792)	(2,605,973)

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	—	1,990,000
Cash acquired in connection with the acquisition of Pier Pharmaceuticals, Inc.	23,208	—
Proceeds from sales of equipment	6,785	16,805
Purchases of furniture and equipment	(5,293)	—

Net cash provided by investing activities	24,700	2,006,805

Cash flows from financing activities:
Proceeds from issuance of note payable	399,774	—
Financing costs related to issuance of note payable	(21,370)	—

Net cash provided by financing activities	378,404	—

Cash and cash equivalents:
Net decrease	(1,386,688)	(599,168)
Balance at beginning of period	1,610,945	1,037,549
Balance end of period	$224,257	$438,381

(Continued)

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Nine Months Ended
	September 30,
	2012	2011
Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Fair value of common stock issued in connection with acquisition of Pier Pharmaceuticals, Inc.	$3,271,402	$—
Fair value of warrants issued in connection with note payable	$143,919	$—
Accumulated depreciation with respect to disposed furniture, equipment and leasehold improvements	$894,067	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months and Nine Months Ended September 30, 2012 and 2011

1. Basis of Presentation

The condensed consolidated financial statements of Cortex Pharmaceuticals, Inc. (“Cortex”) and its wholly-owned subsidiary, Pier Pharmaceuticals, Inc. (“Pier”) (collectively referred to herein as the “Company”, unless the context indicates otherwise), at September 30, 2012 and for the three months and nine months ended September 30, 2012 and 2011, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2012, the results of its operations for the three months and nine months ended September 30, 2012 and 2011, and its cash flows for the nine months ended September 30, 2012 and 2011. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed balance sheet at December 31, 2011 has been derived from the Company’s audited financial statements.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC.

Certain comparative figures in 2011 have been reclassified to conform to the current year’s presentation.

2. Organization and Business Operations

Business

The Company was formed to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. Since its formation in 1987, the Company has been engaged in the research and clinical development of a class of compounds referred to as ampakines. By acting as positive allosteric modulators of AMPA glutamate receptors, ampakines increase the excitatory effects of the neurotransmitter glutamate. Preclinical research suggested that these ampakines might have therapeutic potential for the treatment of memory and cognitive disorders, depression, attention deficit disorder and schizophrenia.

In its early stages, the Company entered into a series of license agreements in 1993 and 1998 with the University of California Irvine that granted the Company proprietary rights to certain chemical compounds that acted as ampakines and their therapeutic uses. These agreements granted the Company, among other provisions, exclusive rights: (i) to practice certain patents and patent applications, as defined in the license agreement, that were then held by the University of California Irvine; (ii) to identify, develop, make, have made, import, export, lease, sell, have sold or offer for sale any related licensed products; and (iii) to grant sub-licenses of the rights granted in the license agreements, subject to the provisions of the license agreements. In exchange, the Company was required, among other terms and conditions, to pay the University of California Irvine a license fee, royalties, patent costs and certain additional payments. Since the patents covered in the license agreements have begun to expire and the therapeutic uses described in these patents are no longer germane to the Company’s new focus on respiratory disorders, the license agreements have been terminated.

The Company also owns patents and patent applications for certain families of chemical compounds that claim the chemical structures and their use in the treatment of various disorders. These patents cover, among other compounds, the Company’s lead ampakines CX 1739 and CX1942 and extend through at least 2028.

On May 8, 2007, the Company entered into a license agreement, as amended, with the University of Alberta granting the Company exclusive rights to practice patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. These patents, along with the Company's own patents claiming chemical structures, comprise the Company's principal intellectual property supporting the Company's research and clinical development program in the use of ampakines for the treatment of respiratory disorders. The Company has reported pre-clinical studies that indicated that several of its ampakines, including CX717, CX1739 and CX1942, were efficacious in treating drug induced respiratory depression caused by opiates or certain anesthetics without offsetting the analgesic effects of the opiates or the anesthetic effects of the anesthetics. In two clinical Phase 2 studies, one of which was published in a peer-reviewed journal, CX717, a predecessor compound to CX1739 and CX1942, antagonized the respiratory depression produced by fentanyl, a potent narcotic, without affecting the analgesia produced by this drug. In addition, the Company has conducted a Phase 2A clinical study in which patients with sleep apnea were administered CX1739, the Company's lead compound. Preliminary results suggest that CX1739 might have use for the treatment of central and mixed sleep apnea, but not obstructive sleep apnea.

In order to expand the Company’s respiratory disorders program, on August 10, 2012, pursuant to an Agreement and Plan of Merger by and among Pier, a privately-held corporation, Pier Acquisition Corp., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of Cortex, and Cortex, Merger Sub merged with and into Pier (the “Merger”) and Pier became a wholly-owned subsidiary of Cortex. Pier was formed in June 2007 (under the name SteadySleep Rx Co.) as a clinical stage pharmaceutical company to develop a pharmacologic treatment for the respiratory disorder known as obstructive sleep apnea and had been engaged in research and clinical development activities since formation.

Through the merger, the Company gained access to an Exclusive License Agreement, as amended (the “License Agreement”), that Pier had entered into with the University of Illinois on October 10, 2007. The License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of sleep related breathing disorders (including sleep apnea), of which dronabinol is a specific example of one type of cannabinoid. Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Dronabinol is currently approved by the U. S. Food and Drug Administration and is sold generically for use in refractory chemotherapy-induced nausea and vomiting, as well as for anorexia in patients with AIDS. Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with obstructive sleep apnea. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol.

The License Agreement granted Pier, among other provisions, exclusive rights: (i) to practice certain patents and patent applications, as defined in the License Agreement, that were then held by the University of Illinois; (ii) to identify, develop, make, have made, import, export, lease, sell, have sold or offer for sale any related licensed products; and (iii) to grant sub-licenses of the rights granted in the License Agreement, subject to the provisions of the License Agreement. In exchange, Pier was required under the License Agreement, among other terms and conditions, to pay the University of Illinois a license fee, royalties, patent costs and certain milestone payments.

The License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment and on June 27, 2014, the Company entered into a new license agreement with the University of Illinois similar, but not identical, to the License Agreement that had been terminated (see Note 11).

Going Concern

The Company’s unaudited condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flows since the 2011 fiscal year, including approximately $3,699,000 and $1,790,000, respectively, for the nine months ended September 30, 2012, and incurred additional operating losses and negative operating cash flows in the 2012 and 2013 fiscal years. Furthermore, the Company expects to continue to incur operating losses and negative operating cash flows for several more years thereafter. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently, and has for some time, been in significant financial distress. It has limited cash resources and current assets and has no ongoing source of revenue. On June 15, 2012, each of the Company’s executive officers at that time agreed to defer 50% of their base salary, effective June 1, 2012, until the Company secured sufficient capital or certain corporate transactions occurred, in an effort to preserve the Company’s financial resources. Since late 2012, the Company’s business activities have been reduced to minimal levels, and the prior management of the Company, which was removed by an action of shareholders on March 22, 2013, had retained bankruptcy counsel to assist it in preparations to file for liquidation under Chapter 7 of the United States Bankruptcy Code. New management, which was appointed during March and April 2013, is currently in the process of evaluating the status of numerous aspects of the Company’s existing business and obligations, including, without limitation, debt obligations, financial requirements, intellectual property, licensing agreements, legal and patent matters and regulatory compliance.

The Company does not expect to be able to pay its liabilities and fund its business activities going forward without raising additional capital. As a result of the Company’s current financial situation, the Company believes that is has very limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure the additional financing required to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate. From June 2013 through March 2014, the Company’s Chairman and Chief Executive Officer advanced short-term loans to the Company aggregating $150,000 in order to meet its minimum operating needs. In March and April 2014, the Company sold 928.5 shares of its Series G Preferred Stock for gross proceeds of $928,500 (see Note 11).

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of Cortex and Pier, its wholly-owned subsidiary, from its August 10, 2012 acquisition date. Intercompany balances and transactions have been eliminated in consolidation.

Cash Concentrations

The Company’s cash balances may periodically exceed federally insured limits. The Company has not experienced a loss in such accounts to date. The Company maintains its accounts with financial institutions with high credit ratings.

Cash Equivalents

The Company considers all highly liquid short-term investments with maturities of less than three months when acquired to be cash equivalents.

Marketable Securities

Marketable securities are carried at fair value, with unrealized gains and losses, net of any tax, reported as a separate component of stockholders’ equity. The Company utilizes observable inputs based on quoted prices in active markets for identical assets to record the fair value of its marketable securities. Authoritative guidance that establishes a framework for fair value for GAAP deems observable inputs for identical assets as Level 1 inputs, the most reliable in the hierarchy of inputs for determining fair value measurements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company limits its exposure to credit risk by investing its cash with high credit quality financial institutions.

Fair Value of Financial Instruments

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. Disclosure as to transfers into and out of Levels 1 and 2, and activity in Level 3 fair value measurements, is also required.

Level 1. Observable inputs such as quoted prices in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

Level 2. Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange based derivatives, mutual funds, and fair-value hedges.

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

The Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements are recorded at cost and depreciated on a straight-line basis over the lesser of their estimated useful lives, ranging from five to ten years, or the life of the lease, as appropriate.

License Agreement

The License Agreement with the University of Illinois has been presented at cost (based on the fair value ascribed to the License Agreement in August 2012 as described in Note 4) and is being amortized on a straight-line basis over the remaining life of its underlying patents of 172 months from the date of acquisition of August 10, 2012.

The carrying value of the License Agreement is assessed for impairment at least annually. The Company performs an impairment assessment at its year end or whenever events or circumstances indicate impairment may have occurred. The value of the License Agreement was impaired at December 31, 2012 and the Company recorded a charge to operations of $3,321,678 at such date (see Note 11), which will be reflected in the Company’s financial statements for the year ended December 31, 2012.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. The Company did not recognize any significant impairment losses during any of the periods presented.

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) pervasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the amounts earned can be readily determined; and (iv) collectability of the amounts earned is reasonably assured. Amounts received for upfront technology license fees under multiple-element arrangements are deferred and recognized over the period of committed services or performance, if such arrangements require the Company’s on-going services or performance.

The Company records research grant revenues when the expenses related to the grant projects are incurred. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research, to the extent that such amounts are expended in accordance with the approved grant project.

Employee Stock Options and Stock-Based Compensation

All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. For options granted during the nine months ended September 30, 2012 and 2011, the fair value of each option award was estimated using the Black-Scholes option-pricing model and the following assumptions:

	Nine Months Ended September 30,
	2012	2011
Risk-free interest rate	0.30%	2.80%
Expected dividend yield	0%	0%
Expected volatility	176%	107%
Expected life	10 years	7 years

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

The Company issues new shares to satisfy stock option and warrant exercises. There were no options exercised during the three months and nine months ended September 30, 2012 and 2011.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities. As of December 31, 2011, the Company had federal and California tax net operating loss carryforwards of approximately $82,886,000 and $83,513,000, respectively. The difference between the federal and California tax loss carryforwards was primarily attributable to the capitalization of research and development expenses for California franchise tax purposes. The federal and California net operating loss carryforwards will expire at various dates from 2012 through 2031. The Company also had federal and California research and development tax credit carryforwards that totaled approximately $2,093,000 and $1,146,000, respectively, at December 31, 2011. The federal research and development tax credit carryforwards will expire at various dates from 2012 through 2031. The California research and development tax credit carryforward does not expire and will carryforward indefinitely until utilized.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

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

As of December 31, 2011, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2010 through 2013. The Company and its subsidiary’s state income tax returns (prior to the Pier merger) are open to audit under the statute of limitations for the years ended December 31, 2009 through 2013. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is currently delinquent with respect to its U.S. federal and applicable states income tax filings for the year ended December 31, 2012, and no potential penalties, interest or other charges have been provided for in the Company’s financial statements because no income was generated during those periods.

Research and Development Costs

Costs related to research and development activities are charged to operations in the period incurred.

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including unrealized gains and losses on investments, are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the nine months ended September 30, 2012 or 2011.

Net Loss per Share

The Company’s computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common shareholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., warrants and options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all warrants and stock options outstanding are anti-dilutive.

At September 30, 2012 and 2011, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30, 2012	September 30, 2011
Convertible preferred stock	3,679	3,679
Warrants	22,739,759	25,818,319
Stock options	17,425,024	11,586,891
Total	40,168,462	37,408,889

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts may differ from those estimates.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance was issued to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The Company adopted the ASU effective January 1, 2012. The adoption of this new guidance did not have any impact on the Company’s fair value measurements or the Company’s financial statement presentation or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items, which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. In addition, in December 2011, the FASB issued an amendment which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted the ASU effective January 1, 2012. Because this guidance impacts presentation only, it did not have any impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted the ASU effective January 1, 2012. The adoption of this new guidance did not have any impact on the Company’s financial statement presentation or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect adoption of this guidance to have any impact on its consolidated financial statement presentation or disclosures.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This guidance allows entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. The guidance is effective for the Company in the period beginning January 1, 2013. The Company does not expect the adoption of this guidance to have any impact on its consolidated financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

4. Merger with Pier Pharmaceuticals, Inc.

The Company acquired 100% of the issued and outstanding equity securities of Pier Pharmaceuticals, Inc. (“Pier”) effective August 10, 2012 pursuant to an Agreement and Plan of Merger. In connection with the merger transaction with Pier, the Company issued 58,417,895 newly issued shares of its common stock valued at $3,271,402 ($0.056 per share), based upon the closing price of its common stock on such date. The Company’s common stock was issued to former Pier shareholders, convertible note holders, warrant holders, option holders, and certain employees and vendors in satisfaction of their interests and claims. The common stock issued by the Company represented approximately 41% of the Company’s outstanding common stock immediately following the closing of the transaction.

Pier was formed on June 25, 2007 as a closely-held clinical stage pharmaceutical company to develop a pharmacologic treatment for the respiratory disorder known as obstructive sleep apnea and has been engaged in research and early clinical development activities since formation. Pier was a development stage company, as it had not commenced any revenue-generating operations, did not have any cash flows from operations, and was dependent on debt and equity funding to finance its operations.

On October 10, 2007, Pier obtained the basis for its research and clinical development activities by entering into a License Agreement with the University of Illinois. The License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of breathing-related sleep disorders (including sleep apnea), of which dronabinol is a specific example of one type of compound falling within this class. Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Dronabinol is currently approved by the U.S. Food and Drug Administration and is sold generically for use in refractory chemotherapy-induced nausea and vomiting, as well as for anorexia associated with weight loss in patients with AIDS. Pier’s business plan was to determine whether dronabinol administration to humans would significantly improve subjective and objective clinical measures in patients with obstructive sleep apnea. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol.

The License Agreement granted Pier, among other provisions, exclusive rights: (i) to practice certain patents and patent applications, as defined in the License Agreement, that were then held by the University of Illinois; (ii) to identify, develop, make, have made, import, export, lease, sell, have sold or offer for sale any related licensed products; and (iii) to grant sub-licenses of the rights granted in the License Agreement, subject to the provisions of the License Agreement. In exchange, Pier was required under the License Agreement to pay the University of Illinois a license fee, royalties, patent costs and certain milestone payments.

The License Agreement was the basis for Pier’s research and development activities, and was Pier’s primary asset and its only intellectual property asset.  By providing the Company with the means to expand its respiratory disorders program, the License Agreement was the central reason that Cortex entered into the merger transaction with Pier in August 2012.  The License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment (see Note 10).

Pursuant to the terms of the transaction, the Company agreed to issue approximately 18,300,000 additional shares of its common stock to Pier’s former shareholders as contingent consideration in the event that certain of the Company’s stock options and warrants outstanding as of the date of the transaction were subsequently exercised. Nearly all of the Company’s stock options and warrants outstanding as of the date of the transaction were out-of-the-money. In the event that such contingent shares were issued, the ownership percentage of Pier’s former shareholders, following their receipt of such additional shares, could not exceed their ownership percentage as of the initial transaction date. None of these contingent shares have been issued to date. The Company has concluded that the issuance of such contingent consideration is remote, given the exercise prices of these stock options and warrants, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants remain out-of-the-money and continue to expire as time passes. Accordingly, the Company considers the contingent consideration to be functionally zero and has therefore not ascribed any value to such contingent consideration; if any such shares are ultimately issued to the former Pier shareholders, the Company will recognize the fair value of such shares as a charge to operations.

The Company agreed to file a registration statement on Form S-1 under the Securities Act of 1933, as amended, with the SEC within ninety days after the closing of the transaction covering the shares of common stock issued to the former Pier shareholders, as well as the contingent shares, and to take certain other actions to maintain the effectiveness of such registration statement for a period not exceeding three years. The Company has not filed this registration statement. The Agreement and Plan of Merger did not provide for any financial penalties in the event that the Company failed to comply with the registration statement filing requirements.

The Company accounted for the Pier transaction pursuant to ASC Topic 805, Business Combinations. The Company identified and evaluated the fair value of the assets acquired. Based on the particular facts and circumstances surrounding the history and status of Pier, including its business and intellectual property at the time of the merger transaction, the Company determined that the identifiable intangible assets were comprised solely of contract-based intangible assets and consisted of the License Agreement, and that there was no measurable goodwill.

The following table summarizes the fair value of the assets acquired and liabilities assumed by the Company at the closing of the Pier transaction on August 10, 2012.

Fair value of assets acquired:
Cash	$23,208
Other current assets	698
Equipment	3,463
License agreement	3,411,157
Total assets acquired	$3,438,526

Consideration transferred by the Company:
Fair value of common shares issued	$3,271,402
Liabilities assumed	167,124
Total consideration paid	$3,438,526

The following pro forma operating data presents the results of operations for the three months and nine months ended September 30, 2012 and 2011, as if the merger had occurred on the first day of each period presented. Merger transaction costs incurred by both Pier and the Company of $1,353,235 and $1,621,993 for the three months and nine months September 30, 2012, respectively, are not included in the net loss below. The pro forma results are not necessarily indicative of the financial results that might have occurred had the merger transaction actually taken place on the respective dates, or of future results of operations. Pro forma information for the three months and nine months ended September 30, 2012 and 2011 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues	$—	$2,139	$48,309	$1,112,466
Net Loss	$(731,783)	$(1,443,095)	$(2,806,572)	$(3,894,398)
Net loss per common share - Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average common shares outstanding - Basic and diluted	144,041,558	79,708,197	144,041,558	79,708,197

As a condition of the Pier transaction, positions for two of Cortex’s executive officers were eliminated and thus the severance agreements for such executive officers were amended. As amended, the severance agreements provide for the grant of fully vested, ten-year options to purchase up to a total of 5,166,668 shares of the Company’s common stock at an exercise price of $0.06 per share, which was in excess of the closing price of the Company’s common stock on the closing date of the Pier acquisition. The fair value of these options, as calculated pursuant to the Black-Scholes option-pricing model was determined to be $310,000 ($0.06 per share) and was charged to merger costs on August 10, 2012. The Black-Scholes option-pricing model utilized the following inputs: exercise price per share-$0.06; stock price per share – $0.056; expected dividend yield – 0.00%; expected volatility – 176%; average risk-free interest rate – 0.31%; expected life – 10 years. As amended, the severance agreements also required the payment of $429,231 for various other amounts due the two executive officers. As of August 10, 2012, these amounts were accrued and charged to merger costs. As a result of the management change that occurred on March 22, 2013, these officers asserted claims against the Company (see Note 11).

Merger-related costs for the three months and nine months ended September 30, 2012 are summarized as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Direct merger costs	$345,629	$506,876
Merger-related severance and termination costs	739,231	739,231
Total	$1,084,860	$1,246,107

5. Note Payable to Related Party

On June 25, 2012, the Company borrowed 465,000,000 South Korean Won, (equivalent to approximately $400,000 US dollars) from and executed a secured note payable to Samyang Optics Co., Inc. (“Samyang”), an approximately 20% stockholder of the Company at that time. The note accrues simple interest at the rate of 12% per annum and has a maturity date of June 25, 2013, although Samyang was permitted to demand early repayment of the promissory note on or after December 25, 2012. The Company has not made any payments on the note, nor has Samyang made any demand for repayment. The note, including accrued interest, is currently due and payable.

The promissory note is secured by collateral that represents a lien on certain patents owned by the Company, including composition of matter patents for certain of the Company’s high impact ampakine compounds and the low impact ampakine compounds CX2007 and CX2076, and other related compounds. The security interest does not extend to the Company’s patent for its ampakine CX1739 or to the patent for the use of ampakine compounds for the treatment of respiratory depression.

In connection with this financing, the Company issued to Samyang two-year detachable warrants to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.056 per share. The warrants have a call right for consideration of $0.001 per share, in favor of the Company, to the extent that the weighted average closing price of the Company’s common stock exceeds $0.084 per share for each of ten consecutive trading days, subject to certain circumstances. Additionally, an existing license agreement with Samyang was expanded to include rights to ampakine CX1739 in South Korea for the treatment of sleep apnea and respiratory depression. The warrants expired unexercised on June 25, 2014.

The Company considered the face amount of the note payable as a fair approximation of its value. The Company used the Black-Scholes option pricing model to estimate the fair value of the two-year detachable warrants to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.056 per share. The Company applied the relative fair value method to allocate the proceeds from the borrowing to the note payable and the detachable warrants. The Company did not consider the expansion of the existing license agreement with Samyang to have any significant value. Consequently, approximately 64% of the proceeds of the borrowing were attributed to the debt instrument.

The 36% value attributed to the warrant is being amortized as additional interest expense over the life of the note. Additionally, financing costs aggregating $21,370 incurred in connection with the transaction are also being amortized over the expected life of the note. In that repayment could be demanded after six months, that period is being used as the expected life of the note payable for amortization purposes.

Note payable to Samyang consists of the following at September 30, 2012:

Principal amount of note payable	$399,774
Accrued interest payable	13,080
Unamortized discount attributed to warrant	(67,162)
Foreign currency translation	16,250
$361,942

6. Furniture, Equipment and Leasehold Improvements

Furniture, equipment and leasehold improvements consist of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Laboratory equipment	$2,583	$59,822
Leasehold improvements	5,293	766,905
Furniture and equipment	93,664	170,447
Computers and software	170,579	173,675
	272,119	1,170,849
Accumulated depreciation	(229,841)	(1,303,967)
	$42,278	$66,882

During the nine months ended September 30, 2012, the Company disposed of $894,067 of furniture, equipment and leasehold improvements, including $834,016 of fully depreciated furniture, equipment and leasehold improvements, which consisted primarily of leasehold improvements abandoned in connection with the downsizing of the Company’s operations.

In March 2013, the Company vacated its operating facilities prior to the scheduled termination of the lease. Subsequently, the Company received notice that it has been sued in the Superior Court of California by its former landlord seeking, among other things, past due rent and reasonable attorney fees. On May 23, 2013, a settlement was reached wherein the Company agreed to relinquish its security deposit in the amount of $29,545, transfer title to its remaining furniture, equipment and leasehold improvements, and pay an additional $26,000 on or before September 30, 2013. The transfer of the Company’s furniture, equipment and leasehold improvements resulted in a loss of $39,126, which, because the Company had substantially abandoned these assets prior to December 31, 2012, was charged to operations at December 31, 2012 (see Note 11).

7. Project Advance

In June 2000, the Company received $247,300 from the Institute for the Study of Aging (the “Institute”) to fund testing of the Company’s ampakine CX516 in patients with mild cognitive impairment (“MCI”). Patients with MCI represent the earliest clinically-defined group with memory impairment beyond that expected for normal individuals of the same age and education, but such patients do not meet the clinical criteria for Alzheimer’s disease. During 2002 and 2003, the Company conducted a double blind, placebo controlled clinical study with 175 elderly patients displaying MCI and issued a final report on June 21, 2004. CX516 did not improve the memory impairments observed in these patients.

Pursuant to the funding agreement, if the Company complied with certain conditions, including the completion of the MCI clinical trial, the Company would not be required to make any repayments unless and until the Company enters one of its ampakine compounds into Phase III clinical trials for Alzheimer’s disease. Upon initiation of such clinical trials, repayment would include the principal amount plus accrued interest computed at a rate equal to one-half of the prime lending rate. In the event of repayment, the Institute may elect to receive the outstanding principal balance and any accrued interest thereon in shares of the Company’s common stock. The conversion price for such form of repayment was initially set at $4.50 per share and is subject to adjustment if the Company pays a dividend or distribution in shares of common stock, effects a stock split or reverse stock split, effects a reorganization or reclassification of its capital stock, or effects a consolidation or merger with or into another corporation or entity. Included in the condensed consolidated balance sheets is principal and accrued interest with respect to this funding agreement in the amount of $328,995 and $323,779 at September 30, 2012 and December 31, 2011, respectively. The Company currently has no plans to conduct the above mentioned Phase III Alzheimer’s study. The Company is currently in discussions with the Institute to settle this obligation.

8. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2012 and December 31, 2011, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred”); 205,000 were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating”) and 3,507,500 shares were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

None of the 9% Preferred shares or the Series A Junior Participating shares were outstanding during the nine months ended September 30, 2012 or the year ended December 31, 2011.

Series B Preferred shares outstanding as of September 30, 2012 and December 31, 2011 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, subject to adjustment under certain circumstances. As of September 30, 2012 and December 31, 2011, these shares of Series B Preferred outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred at a price of $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

On March 14, 2014, the Company designated 1,700 shares of the previously undesignated shares of preferred stock as Series G Preferred Stock (see Note 11).

Common Stock and Common Stock Purchase Warrants

Under the terms of the Company’s registered direct offering with several institutional investors in January 2007, the Company sold an aggregate of 5,021,427 shares of its common stock and warrants to purchase 3,263,927 shares of its common stock. The warrants had an exercise price of $1.66 per share and were exercisable on or before January 21, 2012. During the year ended December 31, 2007, the Company received approximately $443,000 from the partial exercise of such warrants. None of the remaining warrants to purchase 2,996,927 shares of the Company’s common stock were exercised, and consequently, those warrants expired unexercised in January 2012.

Under the terms of the Company’s registered direct offering with several institutional investors in August 2007, the Company sold an aggregate of 7,075,000 shares of its common stock and warrants to purchase 2,830,000 shares of its common stock. The warrants had an exercise price of $2.64 per share and were exercisable on or before August 28, 2012. In addition, the Company issued warrants to purchase an aggregate of 176,875 shares of its common stock to the placement agents in that offering. The placement agent warrants had an exercise price of $3.96 per share and were also exercisable on or before August 28, 2012. None of those investor or placement agent warrants were exercised, and consequently, those warrants to purchase 3,006,875 shares of the Company’s common stock expired unexercised in August 2012.

In connection with the registered direct offering of the Company’s 0% Series E Convertible Preferred Stock in April 2009, the Company issued warrants to purchase an aggregate of 6,941,176 shares of its common stock to a single institutional investor. The warrants had an exercise price of $0.3401 per share and were exercisable on or before October 17, 2012. In February 2010, the exercise price of these warrants was reduced to $0.2721 in exchange for the investor’s consent and waiver with respect to the Company’s completed financing transaction with Samyang in January 2010. The warrants were also subject to a call provision in favor of the Company. The Company also issued warrants to purchase an additional 433,824 shares of the Company’s common stock to the placement agent for that transaction. These warrants had an exercise price of $0.26 per share and were subject to the same exercisability term as the warrants issued to the investor. None of those investor or placement agent warrants were exercised, and consequently, those warrants to purchase 7,375,000 shares of the Company’s common stock expired unexercised in August 2012.

In connection with the private placement of the Company’s Series F Convertible Preferred Stock in July 2009, the Company issued warrants to purchase an aggregate of 6,060,470 shares of its common stock to a single institutional investor. The warrants had an exercise price of $0.2699 per share and were exercisable on or before January 31, 2013. The Company also issued warrants to purchase an additional 606,047 shares of the Company’s common stock to the placement agent for that transaction. These warrants had an exercise price of $0.3656 per share and were subject to the same exercisability term as the warrants issued to the investor. The warrants issued to the investor and the placement agent were subject to a call provision in favor of the Company. None of those investor or placement agent warrants were exercised, and consequently, those warrants to purchase 6,666,517 shares of the Company’s common stock expired unexercised in January 2013.

In connection with the conversion of a promissory note issued to Samyang in June 2010, the Company issued to Samyang two-year warrants to purchase 4,081,633 shares of the Company’s common stock at an exercise price of $0.206 per share. None of those warrants were exercised, and consequently, those warrants to purchase 4,081,633 shares of the Company’s common stock expired unexercised in June 2012.

In October 2011, the Company completed a private placement of $500,000 in securities with Samyang Value Partners Co., Ltd., a wholly-owned subsidiary of Samyang. The transaction included the issuance of 6,765,466 shares of the Company’s common stock and two-year warrants to purchase an additional 1,691,367 shares of its common stock. The warrants had an exercise price of $0.1035 per share and a call right in favor of the Company. None of those warrants were exercised, and consequently, those warrants to purchase 1,691,367 shares of the Company’s common stock expired unexercised in October 2013. Related to this private placement, the Company and Samyang entered into a non-binding memorandum of understanding (“MOU”) regarding a potential license agreement for rights to the ampakine CX1739 for the treatment of neurodegenerative diseases in South Korea. The MOU also provided Samyang with rights of negotiation to expand its territory into other South East Asian countries, excluding Japan, Taiwan and China, and to include rights to the high impact ampakine CX1846 for the potential treatment of neurodegenerative diseases. The related license agreement was subsequently completed in January 2012.

In connection with a private placement of debt on June 25, 2012, the Company issued to Samyang two-year detachable warrants to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.056 per share. The warrants have a call right for consideration of $0.001 per share, in favor of the Company, to the extent that the weighted average closing price of the Company’s common stock exceeds $0.084 per share for each of ten consecutive trading days, subject to certain circumstances.

A summary of common stock warrant activity for the nine months ended September 30, 2012 and the year ended December 31, 2011is presented in the tables below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2010	24,126,952	$0.74
Issued	1,691,367	0.10
Exercised	—	—
Expired	—	—
Warrants outstanding at December 31, 2011	25,818,319	0.70
Issued	4,000,000	0.056
Exercised	—	—
Expired	(10,085,435)	0.82
Warrants outstanding at September 30, 2012	19,732,884	$0.22	0.60

Warrants exercisable at December 31, 2011	25,818,319	$0.70
Warrants exercisable at September 30, 2012	19,732,884	$0.22	0.60

The exercise prices of common stock warrants outstanding and exercisable are as follows at September 30, 2012:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.056	4,000,000	4,000,000	June 25, 2014
$0.100	1,691,367	1,691,367	October 20, 2013
$0.260	433,824	433,824	October 17,2012
$0.270	6,941,176	6,941,176	October 17, 2012
$0.270	6,060,470	6,060,470	January 31, 2013
$0.370	606,047	606,047	January 31, 2013

	19,732,884	19,732,884

Based on a fair market value of $0.06 per share on September 30, 2012, the intrinsic value attributed to exercisable but unexercised common stock warrants at September 30, 2012 was $16,000.

Stock Option and Stock Purchase Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”), which terminated pursuant to its terms on October 25, 2006, provided for the granting of options and rights to purchase up to an aggregate of 10,213,474 shares of the Company’s authorized but unissued common stock to qualified employees, officers, directors, consultants and other service providers. Options granted under the 1996 Plan generally vested over a three-year period, although some options granted to officers included more accelerated vesting. Options previously granted under the 1996 Plan generally expire ten years from the date of grant, but some options granted to consultants expire five years from the date of grant.

On March 30, 2006, the Company’s Board of Directors approved the 2006 Stock Incentive Plan (the “2006 Plan”), which subsequently was approved by the Company’s stockholders on May 10, 2006. Upon the approval of the 2006 Plan, no further options were granted under the 1996 Plan. The 2006 Plan provides for the granting of options and rights to purchase up to an aggregate of 9,863,799 shares of the Company’s authorized but unissued common stock (subject to adjustment under certain circumstances, such as stock splits, recapitalizations and reorganization) to qualified employees, officers, directors, consultants and other service providers.

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

Subject to any restrictions under federal or securities laws, the Chief Executive Officer may award stock options to new non-executive officer employees and consultants, with a market value at the time of hire equivalent to up to 100% of the employee’s annual salary or the consultant’s anticipated annual consulting fees. The Chief Executive Officer shall have the discretion to increase or decrease such awards based on market and recruiting factors subject to a limit per person in each case of options to purchase 50,000 shares. Additionally, on an annual basis, the Chief Executive Officer may grant continuing employees and consultants, based upon performance and subject to meeting objectives, a stock option for that number of shares up to 40% of the employee’s annual salary or the consultant’s annual fees, but not to exceed 50,000 shares per person per year. Any option grant exceeding 50,000 shares per person per year requires approval by the Compensation Committee of the Board of Directors or the full Board of Directors. These options shall be granted with an exercise price equal to the fair market value of the Company’s common stock on the date of issuance, have a ten-year term, vest annually over a three-year period from the dates of grant and have other terms consistent with the 2006 Plan.

Under the 2006 Plan, each non-employee director is automatically granted options to purchase 30,000 shares of common stock upon commencement of service as a director and, each non-employee director is automatically granted additional options to purchase 30,000 shares of common stock on the date of the first meeting of the Board of Directors for the relative calendar year. The nonqualified options to non-employee directors have an exercise price equal to 100% of the fair market value of the common stock on the date of grant, have a ten-year term and vest annually over a three-year period from the dates of grant.

On August 3, 2012, fully vested, ten-year options to purchase a total of 2,195,000 shares of the Company’s common stock at an exercise price of $0.06 per share, representing the closing price of the Company’s common stock on the date of issue, were granted to directors of the Company for past services.

In July and August 2012, pursuant to severance agreements amended in connection with the merger transaction with Pier, fully-vested, ten-year options to purchase a total of 5,166,668 shares of the Company’s common stock at an exercise price of $0.06 per share, which was in excess of the closing price of the Company’s common stock on the closing date of the merger, were granted to two of the Company’s former executive officers.

The Company is no longer making awards under the 2006 Plan and has adopted, with shareholder approval, the 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan (see Note 11).

As of September 30, 2012, options to purchase an aggregate of 17,425,024 shares of common stock were exercisable under the Company’s stock option plans. During the nine months ended September 30, 2012 and year ended December 31, 2011, the Company did not issue any options to purchase shares of common stock with exercise prices below the fair market value of the common stock on the dates of grant.

A summary of stock option activity for the nine months ended September 30, 2012 and the year ended December 31, 2011 is presented in the tables below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2010	$12,141,640	$1.39
Granted	180,000	0.13
Expired	(258,665)	0.20
Forfeited	(1,262,119)	1.59
Options outstanding at December 31, 2011	10,800,856	1.38
Granted	7,361,668	0.06
Exercised	—	—
Expired	(737,500)	0.95
Options outstanding at September 30, 2012	17,425,024	$0.84	6.64

Options exercisable at December 31, 2011	9,569,860	$1.53
Options exercisable at September 30, 2012	17,425,024	$0.84	6.64

Since all stock options outstanding were fully vested at September 30, 2012, there is no compensation expense to be recognized in future periods.

The exercise prices of common stock options outstanding and exercisable were as follows at September 30, 2012:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.060	2,195,000	2,195,000	August 3, 2022
$0.060	5,166,668	5,166,668	August 10, 2022
$0.130	180,000	180,000	March 1, 2021
$0.160	180,000	180,000	March 3,2021
$0.170	100,000	100,000	May 26, 2020
$0.200	2,413,000	2,413,000	August 22, 2019
$0.290	181,000	181,000	June 5, 2019
$0.540	850,000	850,000	January 18, 2018
$0.540	4,630	4,630	December 19, 2017
$0.710	18,075	18,075	February 28, 2013
$0.720	17,824	17,824	March 31, 2013
$0.750	437,500	437,500	December 16, 2016
$0.800	50,000	50,000	February 11, 2013
$0.860	180,000	180,0000	February 13, 2018
$0.970	200,000	200,000	August 13, 2018
$1.110	11,562	11,562	April 30, 2013
$1.120	275,000	275,000	February 6, 2017
$1.180	20,000	20,000	February 12, 2017
$1.300	980,000	980,000	December 18, 2016
$1.720	7,461	7,461	July 31, 2013
$1.780	7,209	7,209	May 30, 2013
$1.800	7,129	7,129	June 30, 2013
$2.350	925,000	925,000	December 1, 2015
$2.680	900,000	900,000	December 16, 2014
$2.760	1,015,000	1,015,000	December 9, 2013
$2.950	205,017	205,017	February 9, 2016
$2.950	750,000	750,000	January 30, 2016
$3.260	100,000	100,000	August 28, 2013
$3.380	30,000	30,000	October 31, 2013
$3.770	3,404	3,404	August 29, 2013
$4.400	14,545	14,545	September 2, 2013

	17,425,024	17,425,024

Based on a fair market value of $0.06 per share on September 30, 2012, there were no exercisable in-the-money stock options as of September 30, 2012. The outstanding stock options had zero intrinsic value at September 30, 2012.

As of September 30, 2012, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred; 19,732,884 shares for issuance upon exercise of warrants; 17,425,024 shares for issuance upon exercise of outstanding stock options; and 2,055,136 shares for issuance upon exercise of stock options available for future grant pursuant to the 2006 Plan. The Company expects to satisfy such stock obligations through the issuance of authorized but unissues share of common stock.

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

9. Related Party Transactions

See Notes 5 and 8 for a description of transactions with Samyang, a significant stockholder of the Company and a lender to the Company.

10. Commitments and Contingencies

Pending or Threatened Legal Actions and Claims

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements with respect to such matters.

Lease Commitment

On May 14, 2012, the Company executed a three-year lease for office space beginning June 1, 2012 at a monthly rate of $9,204. In March 2013, the facility was vacated and the lease was terminated (see Note 11).

University of Illinois Licensing Agreement

In conjunction with the Company’s merger with Pier on August 10, 2012, the Company became a party to a Licensing Agreement entered into on October 10, 2007 by Pier with the University of Illinois (the “License Agreement”) covering certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of breathing-related sleep disorders (including sleep apnea), of which dronabinol is a specific example of one type of compound falling within this class. The License Agreement granted Pier, among other provisions, exclusive rights: (i) to practice certain patents and patent applications, as defined in the License Agreement, that were then held by the University of Illinois; (ii) to identify, develop, make, have made, import, export, lease, sell, have sold or offer for sale any related licensed products; and (iii) to grant sub-licenses of the rights granted in the License Agreement, subject to the provisions of the License Agreement. In exchange, Pier was required under the License Agreement to pay the University of Illinois a license fee, royalties, patent costs and certain milestone payments. The License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment (see Note 11).

University of Alberta Agreement

On May 8, 2007, the Company entered into a license agreement, as amended, with the University of Alberta granting the Company exclusive rights to practice patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. In return, the Company agreed to pay the University of Alberta licensing fees, patent costs, milestone payments, royalties on net sales and potential fees in the event the Company enters into a sub-license agreement with an outside party. The license fees have been fully paid.

11. Subsequent Events

Abandonment of Lease and Settlement

In March 2013, the Company vacated its operating facilities prior to the scheduled termination of its lease. Subsequently, the Company received notice that it has been sued in the Superior Court of California by its former landlord seeking among other things, past due rent and reasonable attorney fees, On May 23, 2013, a settlement was reached wherein the Company agreed to relinquish its security deposit in the amount of $29,545, transfer title to its remaining furniture, equipment and leasehold improvements, and to pay an additional $26,000 on or before September 30, 2013. The transfer of the Company’s furniture, equipment and leasehold improvements resulted in a loss of $39,126, which, because the Company had substantially abandoned these assets prior to December 31, 2012, was charged to operations at December 31, 2012 (see Note 6).

Termination of University of Illinois Licensing Agreement

On March 22, 2013, the Company received a letter from the University of Illinois indicating that the License Agreement between the University of Illinois and the Company had been terminated effective March 21, 2013 due to the Company’s failure to make a required payment. The University of Illinois had previously notified the Company on February 19, 2013 of a default by the Company under the License Agreement due to non-payment of a $75,000 milestone fee due December 31, 2012. Due to the Company’s failure to cure the default within the 30-day cure period provided for in the License Agreement, the value of the License Agreement was impaired at December 31, 2012 and the Company recorded a charge to operations of $3,321,678 at such date. On June 27, 2014, the Company entered into a new license agreement with the University of Illinois that is similar, but not identical, to the License Agreement that had been terminated.

Termination of University of California Licensing Agreements

On April 15, 2013, the Company received a letter from the University of California indicating that the license agreements between the University of California and the Company had been terminated due to the Company’s failure to make certain payments necessary to maintain the agreements.

Management Changes

On March 22, 2013, the Company received a written consent of stockholders holding a majority of the Company’s common stock signed by Origin Ventures II LP, Illinois Emerging Technologies Fund, LP, Illinois Ventures LLC, Samyang Optics Ltd., Samyang Value Partners Co., Ltd., Steven Chizzik, Kenneth M. Cohen, Peter Letendre, David W. Carley and Aurora Capital LLC (the “Written Consent”) (i) removing Charles J. Casamento, M. Ross Johnson, John F. Benedik and Mark A. Varney from their positions as directors of the Company and (ii) appointing each of Arnold S. Lippa, Ph.D. and Jeff E. Margolis to fill two of the vacancies created, each to hold such office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. The written consent did not remove Moogak Hwang, Ph.D. from the Board of Directors. Dr. Hwang continued to serve as a director until his resignation from the Board of Directors effective September 30, 2013.

Following the delivery of the Written Consent, the Board of Directors, acting by unanimous written consent dated March 22, 2013, removed all officers of the Company and appointed Dr. Lippa, as Chairman of the Board, President and Chief Executive Officer and Mr. Margolis, as Vice President, Treasurer and Secretary.

On April 29, 2013, Robert N. Weingarten was subsequently appointed as a director, Vice President and Chief Financial Officer.

In 2012, Aurora Capital LLC provided investment banking services to Pier, a company that the Company acquired by merger on August 10, 2012. For those services, Aurora Capital LLC received 2,971,792 shares of the Company’s common stock in payment of its fee of $194,950. Both Dr. Lippa and Mr. Margolis have indirect ownership interests in Aurora Capital LLC through interests held in its members.

Working Capital Advances

On June 25, 2013, the Arnold Lippa Family Trust, an affiliate of Dr. Lippa, the Company’s Chairman and Chief Executive Officer, began advancing funds to the Company in order to meet minimum operating needs. Such advances reached a maximum of $150,000 on March 3, 2014 and were due on demand with interest at a rate per annum equal to the “Blended Annual Rate”, as published by the U.S. Internal Revenue Service, approximately 0.22% for period outstanding. In March 2014, the Company repaid the working capital advances, including accrued interest of $102, with the proceeds from the private placement of its Series G Preferred Stock described below.

Series G Preferred Stock Placement

On March 14, 2014, the Company filed a Certificate of Designation, Preferences, Rights and Limitations, (the “Certificate of Designation”) of its Series G Preferred Stock (“Series G Preferred Stock”) with the Secretary of State of the State of Delaware to amend the Company’s certificate of incorporation. The number of shares designated as Series G Preferred Stock is 1,700 (which shall not be subject to increase without the written consent of a majority of the holders of the Series G Preferred Stock or as otherwise set forth in the Certificate of Designation). The initial Stated Value of each share of Series G Preferred Stock is $1,000.

The Company shall pay a stated dividend on the Series G Preferred Stock at a rate per share (as a percentage of the Stated Value per share) of 1.5% per annum, payable quarterly within 15 calendar days of the end of each fiscal quarter of the Company, in duly authorized, validly issued, fully paid and non-assessable shares of Series G Preferred Stock, which may include fractional shares of Series G Preferred Stock.

The Series G Preferred Stock shall be convertible, beginning 60 days after the last share of Series G Preferred Stock is issued in the Private Placement, at the option of the holder, into common stock at the applicable conversion price, at a rate determined by dividing the Stated Value of the shares of Series G Preferred Stock to be converted by the conversion price, subject to adjustments for stock dividends, splits, combinations and similar events as described in the form of Certificate of Designation. The stated value of the Series G Preferred Stock is $1,000 per share, and the initial conversion price is $0.0033. Accordingly, at the option of the holder, each share of Series G Preferred Stock is convertible commencing on the date that is 60 calendar days after the date on which the last share of Series G Preferred Stock is issued pursuant to a Purchase Agreement, into 303,030 shares of common stock. In addition, the Company has the right to require the holders of the Series G Preferred Stock to convert such shares into common stock under certain enumerated circumstances as set forth in the Certificate of Designation.

Upon either (i) a Qualified Public Offering (as defined in the Certificate of Designation) or (ii) the affirmative vote of the holders of a majority of the Stated Value of the Series G Preferred Stock issued and outstanding, all outstanding shares of Series G Preferred Stock, plus all accrued or declared, but unpaid, dividends thereon, shall mandatorily be converted into such number of shares of common stock determined by dividing the Stated Value of such Series G Preferred Stock (together with the amount of any accrued or declared, but unpaid, dividends thereon) by the Conversion Price (as defined in the Certificate of Designation) then in effect. If not earlier converted, the Series G Preferred Stock shall be redeemed by conversion on the two year anniversary of the date the last share of Series G Preferred Stock is issued in the Private Placement at the then applicable Conversion Price.

Except as described in the Certificate of Designation, holders of the Series G Preferred Stock will vote together with holders of the Company common stock on all matters, on an as-converted to common stock basis, and not as a separate class or series (subject to limited exceptions).

In the event of any liquidation or winding up of the Company prior to and in preference to any Junior Securities (including common stock), the holders of the Series G Preferred Stock will be entitled to receive in preference to the holders of the Company common stock a per share amount equal to the Stated Value, plus any accrued and unpaid dividends thereon.

On March 18, 2014, the Company entered into Securities Purchase Agreements with various accredited investors (the “Initial Purchasers”), pursuant to which the Company sold an aggregate of 753.22 shares of its Series G Preferred Stock for a purchase price of $1,000 per share, or an aggregate purchase price of $753,220. This financing represents the initial closing on a private placement of up to $1,500,000 (the “Private Placement”). The Initial Purchasers in this tranche of the Private Placement consisted of (i) Arnold S. Lippa, the Company’s Chairman, Chief Executive Officer and a member of the Company’s Board of Directors, who invested $250,000, and (ii) new investors. Neither the Series G Preferred Stock nor the underlying shares of common stock have any registration rights.

The placement agents and selected dealers in connection with the initial tranche of the Private Placement received cash fees totaling $3,955 as compensation and warrants totaling 5.6365% of the shares of common stock into which the Series G Preferred Stock may convert, exercisable for five years at a price that is 120% of the conversion price at which the Series G Preferred Stock may convert into the Company’s common stock. Aurora Capital LLC was one of the placement agents.

On April 17, 2014, the Company entered into Securities Purchase Agreements with various accredited investors (together with the Initial Purchasers, the “Purchasers”), pursuant to which the Company sold an aggregate of 175.28 shares of its Series G Preferred Stock, for a purchase price of $1,000 per share, or an aggregate purchase price of $175,280. This was the second and final closing on the Private Placement. The Purchasers in the second and final tranche of the Private Placement consisted of new investors and non-management investors who had also invested in the first closing. One of the investors in this second and final closing was an affiliate of an associated person of Aurora Capital LLC. Neither the Series G Preferred Stock nor the underlying shares of common stock have any registration rights.

The placement agents and selected dealers in connection with the second tranche of the Private Placement received cash fees of $3,465 as compensation and warrants totaling approximately 12% of the shares of common stock into which the Series G Preferred Stock may convert, exercisable for five years at a price that is 120% of the conversion price at which the Series G Preferred Stock may convert into the Company’s common stock.

The stated value of the Series G Preferred Stock is $1,000 per share, and the initial conversion price is $0.0033. Accordingly, at the option of the holder, each share of Series G Preferred Stock is convertible commencing on the date that is sixty calendar days after the date on which the last share of Series G Preferred Stock is issued pursuant to a Purchase Agreement, into 303,030 shares of common stock. The aggregate of 928.5 shares of Series G Preferred Stock sold in the Private Placement are convertible into a total of 281,363,634 shares of common stock. The Company had 144,041,558 shares of common stock, plus an additional 57,000,000 shares of common stock issued to management as described below, issued and outstanding immediately prior to the closing of the Private Placement of Series G Preferred Stock described herein.

The warrants that the placement agents and selected dealers received in connection with the Private Placement represent the right to acquire 19,251,271 shares of common stock exercisable for five years at a price that is 120% of the conversion price at which the Series G Preferred Stock may convert into the Company’s common stock.

Purchasers in the Private Placement of the Series G Preferred Stock have executed written consents in favor of (i) approving and adopting an amendment to the Company’s certificate of incorporation that increases the number of authorized shares of the Company to 1,405,000,000, 1,400,000,000 of which are shares of common stock and 5,000,000 of which are shares of preferred stock, and (ii) approving and adopting the Cortex Pharmaceuticals, Inc. 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan.

The shares of Series G Preferred Stock were offered and sold without registration under the Securities Act of 1933, as amended, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. The shares of Series G Preferred Stock and the Company’s common stock issuable upon conversion of the shares of Series G Preferred Stock have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

Increase in Authorized Common Shares

The holders of the Series G Preferred Stock approved and adopted an amendment to increase the number of authorized shares of the Company to 1,405,000,000, 1,400,000,000 of which are shares of common stock and 5,000,000 of which are shares of preferred stock. The Company also sought, and on April 17, 2014 obtained by written consent, sufficient votes of the holders of its common stock, voting as a separate class, to effect the amendment. A certificate of Amendment to the Company’s Certificate of Incorporation to effect the increase in the authorized shares was filed with the Secretary of State of the State of Delaware on April 17, 2014.

2014 Equity, Equity-Linked and Equity Derivative Incentive Plan

In connection with the Private Placement, the stockholders of the Company holding a majority of the votes to be cast on the issue approved the adoption of the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan (the “Plan”), which had been previously adopted by the Board of Directors of the Company, subject to stockholder approval. The Plan permits the grant of options and restricted stock with respect to up to 105,633,002 shares of common stock, in addition to stock appreciation rights and phantom stock, to directors, officers, employees, consultants and other service providers of the Company.

Awards to Officers and Directors as Compensation

On April 14, 2014, the Board of Directors of the Company awarded a total of 57,000,000 shares of common stock of the Company, including awards of 15,000,000 shares to each of the Company’s three executive officers, who are also directors of the Company, and 12,000,000 shares to certain other parties, one of whom is an associated person of Aurora Capital LLC. These awards were made under the Plan and were awarded as compensation for those individuals through March 31, 2014. None of the officers or directors of the Company had received any cash compensation from the Company since joining the Company in March and April 2013.

On July 17, 2014, the Board of Directors of the Company awarded stock options to purchase a total of 15,000,000 shares of common stock of the Company to each of the Company’s three executive officers, who are also directors of the Company. The stock options were awarded as compensation for those individuals through December 31, 2014. The awarded stock options vest in three equal installments on July 17, 2014 (at issuance), September 30, 2014, and December 31, 2014, and expire on July 17, 2019. The exercise price of the stock options of $0.05 per share was in excess of the closing market price of a share of the Company’s common stock on the date of issuance. The Company believes and intends that a portion of the stock options awarded qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. The issuance of incentive stock awards is restricted as to amount as set forth in the Plan, and the form of award of the awarded stock options reflects this intention and the limits under the Plan.

Debt Settlements

During the first quarter of 2014, the Company executed settlement agreements with four former executives that resulted in the settlement of potential claims totaling approximately $1,336,000 for a total of approximately $118,000 in cash, plus the issuance of options to purchase 4,300,000 shares of common stock exercisable at $0.04 per share for periods ranging from five to ten years. In the case of two of these former executives, the Company also agreed to formalize the issuance of options to purchase 5,166,668 shares of common stock exercisable at $0.06 per share that had previously been reported as issued in August 2012, but that the former executives claimed they had never received. In addition to other provisions, the settlement agreements included mutual releases.

During the second quarter of 2014, the Company also executed settlement agreements with and paid judgments in respect to certain former service providers that resulted in the settlement of potential claims totaling approximately $591,000 for a cost of approximately $155,000 in cash, plus the issuance of options to purchase 1,250,000 shares of common stock exercisable at $0.04 per share for a period five years. In addition to other provisions, the settlement agreements included mutual releases.

The above described agreements resulted in the settlement of potential claims totaling approximately $1,927,000 for a cost of approximately $273,000 in cash, plus the issuance of options to purchase 5,550,000 shares of common stock exercisable at $0.04 per share for periods ranging from five to ten years. The Company continues to explore ways to reduce its indebtedness, and might in the future enter additional settlements of potential claims, including, without limitation, those by other former executives or third party creditors.

University of Illinois 2014 Exclusive License Agreement

On June 27, 2014, the Company entered into an Exclusive License Agreement (the “2014 License Agreement”) with the University of Illinois (the “University”), which shall become effective upon the completion of certain conditions set forth in the 2014 License Agreement, including (i) the payment by the Company of a $25,000 licensing fee, (ii) the payment by the Company of certain outstanding patent costs (not to exceed $16,000), and (iii) the assignment to the University of certain rights the Company holds in certain patent applications. In exchange for certain milestone and royalty payments, the 2014 License Agreement grants the Company (i) exclusive rights to several issued and pending patents in numerous jurisdictions and (ii) the non-exclusive right to certain technical information that is generated by the University in connection with certain clinical trials as specified in the 2014 License Agreement, all of which relate to the use of cannabinoids for the treatment of sleep related breathing disorders. The Company is developing dronabinol (Δ9-tetrahydrocannabinol), a cannabinoid, for the treatment of obstructive sleep apnea (OSA), the most common form of sleep apnea.

The Company previously conducted a 21 day, randomized, double-blind, placebo-controlled dose escalation Phase 2 clinical study in 22 patients with OSA, in which dronabinol produced a statistically significant reduction in the Apnea-Hypopnea Index (AHI), the primary therapeutic end-point, and was observed to be safe and well tolerated. Dronabinol is currently under investigation, at the University of Illinois and other centers, in a pivotal Phase 2 OSA clinical trial, fully funded by the National Institutes of Health.

Dronabinol is a Schedule III, controlled generic drug with a relatively low abuse potential that is approved by the FDA for the treatment of AIDS-related anorexia and chemotherapy induced emesis. The use of dronabinol for the treatment of OSA is a novel indication for an already approved drug and, as such, would only require approval by the FDA of a supplemental new drug application (sNDA).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was formed to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. Since its formation in 1987, the Company has been engaged in research and clinical development activities.

Recent Developments

Merger with Pier Pharmaceuticals, Inc.

In order to expand the Company’s respiratory disorders program, on August 10, 2012, pursuant to an Agreement and Plan of Merger by and among Pier Pharmaceuticals, Inc., a privately-held corporation (“Pier”), Pier Acquisition Corp., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of Cortex, and Cortex, Merger Sub merged with and into Pier (the “Merger”) and Pier became a wholly-owned subsidiary of Cortex. Pier was formed in June 2007 (under the name SteadySleep Rx Co.) as a clinical stage pharmaceutical company to develop a pharmacologic treatment for the respiratory disorder known as obstructive sleep apnea and had been engaged in research and clinical development activities since formation.

Through the merger, the Company gained access to an Exclusive License Agreement, as amended (the “License Agreement”), that Pier had entered into with the University of Illinois on October 10, 2007. The License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of sleep related breathing disorders (including sleep apnea), of which dronabinol is a specific example of one type of cannabinoid. Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Dronabinol is currently approved by the U. S. Food and Drug Administration and is sold generically for use in refractory chemotherapy-induced nausea and vomiting, as well as for anorexia in patients with AIDS. Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with obstructive sleep apnea. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol.

The License Agreement granted Pier, among other provisions, exclusive rights: (i) to practice certain patents and patent applications, as defined in the License Agreement, that were then held by the University of Illinois; (ii) to identify, develop, make, have made, import, export, lease, sell, have sold or offer for sale any related licensed products; and (iii) to grant sub-licenses of the rights granted in the License Agreement, subject to the provisions of the License Agreement. In exchange, Pier was required under the License Agreement, among other terms and conditions, to pay the University of Illinois a license fee, royalties, patent costs and certain milestone payments.

The Company accounted for the Pier transaction pursuant to ASC Topic 805, Business Combinations. The Company identified and evaluated the fair value of the assets acquired. Based on the particular facts and circumstances surrounding the history and status of Pier, including its business and intellectual property at the time of the merger transaction, the Company determined that the identifiable intangible assets were comprised solely of contract-based intangible assets and consisted of the License Agreement, and that there was no measurable goodwill.

The following table summarizes the fair value of the assets acquired and liabilities assumed by the Company at the closing of the Pier transaction on August 10, 2012.

Fair value of assets acquired:
Cash	$23,208
Other current assets	698
Equipment	3,463
License agreement	3,411,157
Total assets acquired	$3,438,526

Consideration transferred by the Company:
Fair value of common shares issued	$3,271,402
Liabilities assumed	167,124
Total consideration paid	$3,438,526

See Note 4 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for more information regarding the Pier merger.

Abandonment of Lease and Settlement

In March 2013, the Company vacated its operating facilities prior to the scheduled termination of its lease. Subsequently, the Company received notice that it has been sued in the Superior Court of California by its former landlord seeking among other things, past due rent and reasonable attorney fees. On May 23, 2013, a settlement was reached wherein the Company agreed to relinquish its security deposit in the amount of $29,545, transfer title to its remaining furniture, equipment and leasehold improvements, and to pay an additional $26,000 on or before September 30, 2013. The transfer of the Company’s furniture, equipment and leasehold improvements resulted in a loss of $39,126, which, because the Company had substantially abandoned these assets prior to December 31, 2012, was charged to operations at December 31, 2012.

Termination of University of Illinois Licensing Agreement

On March 22, 2013, the Company received a letter from the University of Illinois indicating that the License Agreement between the University of Illinois and the Company had been terminated effective March 21, 2013 due to the Company’s failure to make a required payment. The University of Illinois had previously notified the Company on February 19, 2013 of a default by the Company under the License Agreement due to non-payment of a $75,000 milestone fee due December 31, 2012. Due to the Company’s failure to cure the default within the 30-day cure period provided for in the License Agreement, the value of the License Agreement was impaired at December 31, 2012 and the Company recorded a charge to operations of $3,321,678 at such date. On June 27, 2014, the Company entered into a new license agreement with the University of Illinois that is similar, but not identical, to the License Agreement that had been terminated. See “Recent Developments-University of Illinois 2014 Exclusive License Agreement” below for additional information with respect to the new license agreement.

Termination of University of California Licensing Agreements

On April 15, 2013, the Company received a letter from the University of California indicating that the license agreements between the University of California and the Company had been terminated due to the Company’s failure to make certain payments necessary to maintain the agreements.

Management Changes

On March 22, 2013, the Company received a written consent of stockholders holding a majority of the Company’s common stock signed by Origin Ventures II LP, Illinois Emerging Technologies Fund, LP, Illinois Ventures LLC, Samyang Optics Ltd., Samyang Value Partners Co., Ltd., Steven Chizzik, Kenneth M. Cohen, Peter Letendre, David W. Carley and Aurora Capital LLC (the “Written Consent”) (i) removing Charles J. Casamento, M. Ross Johnson, John F. Benedik and Mark A. Varney from their positions as directors of the Company and (ii) appointing each of Arnold S. Lippa, Ph.D. and Jeff E. Margolis to fill two of the vacancies created, each to hold such office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. The written consent did not remove Moogak Hwang, Ph.D. from the Board of Directors. Dr. Hwang continued to serve as a director until his resignation from the Board of Directors effective September 30, 2013.

Following the delivery of the Written Consent, the Board of Directors, acting by unanimous written consent dated March 22, 2013, removed all officers of the Company and appointed Dr. Lippa, as Chairman of the Board, President and Chief Executive Officer and Mr. Margolis, as Vice President, Treasurer and Secretary.

On April 29, 2013, Robert N. Weingarten was subsequently appointed as a director, Vice President and Chief Financial Officer.

In 2012, Aurora Capital LLC provided investment banking services to Pier, a company that the Company acquired by merger on August 10, 2012. For those services, Aurora Capital LLC received 2,971,792 shares of the Company’s common stock in payment of its fee of $194,950. Both Dr. Lippa and Mr. Margolis have indirect ownership interests in Aurora Capital LLC through interests held in its members.

Working Capital Advances

On June 25, 2013, the Arnold Lippa Family Trust, an affiliate of Dr. Lippa, the Company’s Chairman and Chief Executive Officer, began advancing funds to the Company in order to meet minimum operating needs. Such advances reached a maximum of $150,000 on March 3, 2014 and were due on demand with interest at a rate per annum equal to the “Blended Annual Rate”, as published by the U.S. Internal Revenue Service, approximately 0.22% for period outstanding. In March 2014, the Company repaid the working capital advances, including accrued interest of $102, with the proceeds from the private placement of its Series G Preferred Stock described below.

Series G Preferred Stock Placement

On March 14, 2014, the Company filed a Certificate of Designation, Preferences, Rights and Limitations, (the “Certificate of Designation”) of its Series G Preferred Stock (“Series G Preferred Stock”) with the Secretary of State of the State of Delaware to amend the Company’s certificate of incorporation. The number of shares designated as Series G Preferred Stock is 1,700 (which shall not be subject to increase without the written consent of a majority of the holders of the Series G Preferred Stock or as otherwise set forth in the Certificate of Designation). The initial Stated Value of each share of Series G Preferred Stock is $1,000.

The Company shall pay a stated dividend on the Series G Preferred Stock at a rate per share (as a percentage of the Stated Value per share) of 1.5% per annum, payable quarterly within 15 calendar days of the end of each fiscal quarter of the Company, in duly authorized, validly issued, fully paid and non-assessable shares of Series G Preferred Stock, which may include fractional shares of Series G Preferred Stock.

The Series G Preferred Stock shall be convertible, beginning 60 days after the last share of Series G Preferred Stock is issued in the Private Placement, at the option of the holder, into common stock at the applicable conversion price, at a rate determined by dividing the Stated Value of the shares of Series G Preferred Stock to be converted by the conversion price, subject to adjustments for stock dividends, splits, combinations and similar events as described in the form of Certificate of Designation. The stated value of the Series G Preferred Stock is $1,000 per share, and the initial conversion price is $0.0033. Accordingly, at the option of the holder, each share of Series G Preferred Stock is convertible commencing on the date that is 60 calendar days after the date on which the last share of Series G Preferred Stock is issued pursuant to a Purchase Agreement, into 303,030.3 shares of common stock. In addition, the Company has the right to require the holders of the Series G Preferred Stock to convert such shares into common stock under certain enumerated circumstances set forth in the Certificate of Designation.

Upon either (i) a Qualified Public Offering (as defined in the Certificate of Designation) or (ii) the affirmative vote of the holders of a majority of the Stated Value of the Series G Preferred Stock issued and outstanding, all outstanding shares of Series G Preferred Stock, plus all accrued or declared, but unpaid, dividends thereon, shall mandatorily be converted into such number of shares of common stock determined by dividing the Stated Value of such Series G Preferred Stock (together with the amount of any accrued or declared, but unpaid, dividends thereon) by the Conversion Price (as defined in the Certificate of Designation) then in effect. If not earlier converted, the Series G Preferred Stock shall be redeemed by conversion on the two year anniversary of the date the last share of Series G Preferred Stock is issued in the Private Placement at the then applicable Conversion Price.

Except as described in the Certificate of Designation, holders of the Series G Preferred Stock will vote together with holders of the Company common stock on all matters, on an as-converted to common stock basis, and not as a separate class or series (subject to limited exceptions).

In the event of any liquidation or winding up of the Company prior to and in preference to any Junior Securities (including common stock), the holders of the Series G Preferred Stock will be entitled to receive in preference to the holders of the Company common stock a per share amount equal to the Stated Value, plus any accrued and unpaid dividends thereon.

On March 18, 2014, the Company entered into Securities Purchase Agreements with various accredited investors (the “Initial Purchasers”), pursuant to which the Company sold an aggregate of 753.22 shares of its Series G Preferred Stock for a purchase price of $1,000 per share, or an aggregate purchase price of $753,220. This financing represents the initial closing on a private placement of up to $1,500,000 (the “Private Placement”). The Initial Purchasers in this tranche of the Private Placement consisted of (i) Arnold S. Lippa, the Company’s Chairman, Chief Executive Officer and a member of the Company’s Board of Directors, who had not previously owned common stock in the Company and who invested $250,000, and (ii) new investors. Neither the Series G Preferred Stock nor the underlying shares of common stock have any registration rights.

The placement agents and selected dealers in connection with the initial tranche of the Private Placement received cash fees totaling $3,955 as compensation and warrants totaling 5.6365% of the shares of common stock into which the Series G Preferred Stock may convert, exercisable for five years at a price that is 120% of the conversion price at which the Series G Preferred Stock may convert into the Company’s common stock. Aurora Capital LLC was one of the placement agents.

On April 17, 2014, the Company entered into Securities Purchase Agreements with various accredited investors (together with the Initial Purchasers, the “Purchasers”), pursuant to which the Company sold an aggregate of 175.28 shares of its Series G Preferred Stock, for a purchase price of $1,000 per share, or an aggregate purchase price of $175,280. This was the second and final closing on the Private Placement. The Purchasers in the second and final tranche of the Private Placement consisted of new investors and non-management investors who had also invested in the first closing. Neither the Series G Preferred Stock nor the underlying shares of common stock have any registration rights.

The placement agents and selected dealers in connection with the second tranche of the Private Placement received cash fees of $3,465 as compensation and warrants totaling approximately 12% of the shares of common stock into which the Series G Preferred Stock may convert, exercisable for five years at a price that is 120% of the conversion price at which the Series G Preferred Stock may convert into the Company’s common stock.

The stated value of the Series G Preferred Stock is $1,000 per share, and the initial conversion price is $0.0033. Accordingly, at the option of the holder, each share of Series G Preferred Stock is convertible commencing on the date that is sixty calendar days after the date on which the last share of Series G Preferred Stock is issued pursuant to a Purchase Agreement, into 303,030.3 shares of common stock. The aggregate of 928.5 shares of Series G Preferred Stock sold in the Private Placement are convertible into a total of 281,363,634 shares of common stock. The Company had 144,041,558 shares of common stock, plus an additional 57,000,000 shares of common stock issued to management as described below, issued and outstanding immediately prior to the closing of the Private Placement of Series G Preferred Stock described herein.

The warrants that the placement agents and selected dealers received in connection with the Private Placement represent the right to acquire 19,251,271 shares of common stock exercisable for five years at a price that is 120% of the conversion price at which the Series G Preferred Stock may convert into the Company’s common stock.

Purchasers in the Private Placement of the Series G Preferred Stock have executed written consents in favor of (i) approving and adopting an amendment to the Company’s certificate of incorporation that increases the number of authorized shares of the Company to 1,405,000,000, 1,400,000,000 of which are shares of common stock and 5,000,000 of which are shares of preferred stock, and (ii) approving and adopting the Cortex Pharmaceuticals, Inc. 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan.

The shares of Series G Preferred Stock were offered and sold without registration under the Securities Act of 1933, as amended, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. The shares of Series G Preferred Stock and the Company’s common stock issuable upon conversion of the shares of Series G Preferred Stock have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

Increase in Authorized Common Shares

The holders of the Series G Preferred Stock approved and adopted an amendment to increase the number of authorized shares of the Company to 1,405,000,000, 1,400,000,000 of which are shares of common stock and 5,000,000 of which are shares of preferred stock. The Company also sought, and on April 17, 2014 obtained by written consent, sufficient votes of the holders of its common stock, voting as a separate class, to effect the amendment. A Certificate of Amendment to the Company’s Certificate of Incorporation to effect the increase in authorized shares was filed with the Secretary of State of the State of Delaware on April 17, 2014.

2014 Equity, Equity-Linked and Equity Derivative Incentive Plan

In connection with the Private Placement, the stockholders of the Company holding a majority of the votes to be cast on the issue approved the adoption of the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan (the “Plan”), which had been previously adopted by the Board of Directors of the Company, subject to stockholder approval. The Plan permits the grant of options and restricted stock with respect to up to 105,633,002 shares of common stock, in addition to stock appreciation rights and phantom stock, to directors, officers, employees, consultants and other service providers of the Company.

Awards to Officers and Directors as Compensation

On April 14, 2014, the Board of Directors of the Company awarded a total of 57,000,000 shares of common stock of the Company, including awards of 15,000,000 shares to each of the Company’s three executive officers, who are also directors of the Company, and 12,000,000 shares to certain other parties, one of whom is an associated person of Aurora Capital LLC. These awards were made under the Plan and were awarded as compensation for those individuals through March 31, 2014. None of the officers or directors of the Company had received any cash compensation from the Company since joining the Company in March and April 2013.

On July 17, 2014, the Board of Directors of the Company awarded stock options to purchase a total of 15,000,000 shares of common stock of the Company to each of the Company’s three executive officers, who are also directors of the Company. The stock options were awarded as compensation for those individuals through December 31, 2014. The awarded stock options vest in three equal installments on July 17, 2014 (at issuance), September 30, 2014, and December 31, 2014, and expire on July 17, 2019. The exercise price of the stock options of $0.05 per share was in excess of the closing market price of a share of the Company’s common stock on the date of issuance. The Company believes and intends that a portion of the stock options awarded qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. The issuance of incentive stock awards is restricted as to amount as set forth in the Plan, and the form of award of the awarded stock options reflects this intention and the limits under the Plan.

Debt Settlements

During the first quarter of 2014, the Company executed settlement agreements with four former executives that resulted in the settlement of potential claims totaling approximately $1,336,000 for a total of approximately $118,000 in cash, plus the issuance of options to purchase 4,300,000 shares of common stock exercisable at $0.04 per share for periods ranging from five to ten years. In the case of two of these former executives, the Company also agreed to formalize the issuance of options to purchase 5,166,668 shares of common stock exercisable at $0.06 per share that had previously been reported as issued in August 2012, but that the former executives claimed they had never received. In addition to other provisions, the settlement agreements included mutual releases.

During the second quarter of 2014, the Company also executed settlement agreements with and paid judgments in respect to certain former service providers that resulted in the settlement of potential claims totaling approximately $591,000 for a cost of approximately $155,000 in cash, plus the issuance of options to purchase 1,250,000 shares of common stock exercisable at $0.04 per share for a period five years. In addition to other provisions, the settlement agreements included mutual releases.

The above described agreements resulted in the settlement of potential claims totaling approximately $1,927,000 for a cost of approximately $273,000 in cash, plus the issuance of options to purchase 5,550,000 shares of common stock exercisable at $0.04 per share for periods ranging from five to ten years. The Company continues to explore ways to reduce its indebtedness, and might in the future enter additional settlements of potential claims, including, without limitation, those by other former executives or third party creditors.

University of Illinois 2014 Exclusive License Agreement

On June 27, 2014, the Company entered into an Exclusive License Agreement (the “2014 License Agreement”) with the University of Illinois (the “University”), which shall become effective upon the completion of certain conditions set forth in the 2014 License Agreement, including (i) the payment by the Company of a $25,000 licensing fee, (ii) the payment by the Company of certain outstanding patent costs (not to exceed $16,000), and (iii) the assignment to the University of certain rights the Company holds in certain patent applications. In exchange for certain milestone and royalty payments, the 2014 License Agreement grants the Company (i) exclusive rights to several issued and pending patents in numerous jurisdictions and (ii) the non-exclusive right to certain technical information that is generated by the University in connection with certain clinical trials as specified in the 2014 License Agreement, all of which relate to the use of cannabinoids for the treatment of sleep related breathing disorders. The Company is developing dronabinol (D9-tetrahydrocannabinol), a cannabinoid, for the treatment of obstructive sleep apnea (OSA), the most common form of sleep apnea.

The Company previously conducted a 21 day, randomized, double-blind, placebo-controlled dose escalation Phase 2 clinical study in 22 patients with OSA, in which dronabinol produced a statistically significant reduction in the Apnea-Hypopnea Index (AHI), the primary therapeutic end-point, and was observed to be safe and well tolerated. Dronabinol is currently under investigation, at the University of Illinois and other centers, in a pivotal Phase 2 OSA clinical trial, fully funded by the National Institutes of Health.

Dronabinol is a Schedule III, controlled generic drug with a relatively low abuse potential that is approved by the FDA for the treatment of AIDS-related anorexia and chemotherapy induced emesis. The use of dronabinol for the treatment of OSA is a novel indication for an already approved drug and, as such, would only require approval by the FDA of a supplemental new drug application (sNDA).

Going Concern

The Company’s unaudited condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flows since the 2011 fiscal year, including approximately $3,699,000 and $1,790,000, respectively, for the nine months ended September 30, 2012, and incurred additional operating losses and negative operating cash flows in the 2012 and 2013 fiscal years. Furthermore, the Company expects to continue to incur operating losses and negative operating cash flows for several more years thereafter.  As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently, and has for some time, been in significant financial distress. It has limited cash resources and current assets and has no ongoing source of revenue. On June 15, 2012, each of the Company’s executive officers at that time agreed to defer 50% of their base salary, effective June 1, 2012, until the Company secured sufficient capital or certain corporate transactions occurred, in an effort to preserve the Company’s financial resources. Since late 2012, the Company’s business activities have been reduced to minimal levels, and the prior management of the Company, which was removed by an action of shareholders on March 22, 2013, had retained bankruptcy counsel to assist it in preparations to file for liquidation under Chapter 7 of the United States Bankruptcy Code. New management, which was appointed during March and April 2013, is currently in the process of evaluating the status of numerous aspects of the Company’s existing business and obligations, including, without limitation, debt obligations, financial requirements, intellectual property, licensing agreements, legal and patent matters and regulatory compliance.

The Company does not expect to be able to pay its liabilities and fund its business activities going forward without raising additional capital. As a result of the Company’s current financial situation, the Company believes that is has very limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure the additional financing required to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate. From June 2013 through March 2014, the Company’s Chairman and Chief Executive Officer advanced short-term loans to the Company aggregating $150,000 in order to meet its minimum operating needs. In March and April 2014, the Company sold 928.5 shares of its Series G Preferred Stock for gross proceeds of $928,500.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance was issued to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The Company adopted the ASU effective January 1, 2012. The adoption of this new guidance did not have any impact on the Company’s fair value measurements or the Company’s financial statement presentation or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items, which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. In addition, in December 2011, the FASB issued an amendment which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted the ASU effective January 1, 2012. Because this guidance impacts presentation only, it did not have any impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This guidance simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted the ASU effective January 1, 2012. The adoption of this new guidance did not have any impact on the Company’s financial statement presentation or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect adoption of this guidance to have any impact on its consolidated financial statement presentation or disclosures.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This guidance allows entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. The guidance is effective for the Company in the period beginning January 1, 2013. The Company does not expect the adoption of this guidance to have any impact on its consolidated financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company limits its exposure to credit risk by investing its cash with high credit quality financial institutions

Critical Accounting Policies and Estimates

The Company prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.

License Agreement

The License Agreement with the University of Illinois (as opposed to the University of Illinois 2014 Exclusive License Agreement, as described above at “Recent Developments–University of Illinois 2014 Exclusive License Agreement”) has been presented at cost (based on the fair value ascribed to the License Agreement in August 2012 as described above at “Recent Developments–Merger with Pier Pharmaceuticals, Inc.”) and is being amortized on a straight-line basis over the remaining life of its underlying patents of 172 months from the date of acquisition of August 10, 2012.

The carrying value of the License Agreement is assessed for impairment at least annually. The Company performs an impairment assessment at its year end or whenever events or circumstances indicate impairment may have occurred. The value of the License Agreement was impaired at December 31, 2012 and the Company recorded a charge to operations of $3,321,678 at such date, which will be reflected in the Company’s financial statements for the year ended December 31, 2012.

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) pervasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the amounts earned can be readily determined; and (iv) collectability of the amounts earned is reasonably assured. Amounts received for upfront technology license fees under multiple-element arrangements are deferred and recognized over the period of committed services or performance, if such arrangements require the Company’s on-going services or performance.

The Company records research grant revenues when the expenses related to the grant projects are incurred. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research, to the extent that such amounts are expended in accordance with the approved grant project.

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

Operating Plans

The Company was formed to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. Since its formation in 1987, the Company has been engaged in the research and clinical development of a class of compounds referred to as ampakines. By acting as positive allosteric modulators of AMPA glutamate receptors, ampakines increase the excitatory effects of the neurotransmitter glutamate. Preclinical research suggested that these ampakines might have therapeutic potential for the treatment of memory and cognitive disorders, depression, attention deficit disorder and schizophrenia.

In its early stages, the Company entered into a series of license agreements in 1993 and 1998 with the University of California Irvine that granted the Company proprietary rights to certain chemical compounds that acted as ampakines and their therapeutic uses. These agreements granted the Company, among other provisions, exclusive rights: (i) to practice certain patents and patent applications, as defined in the license agreement, that were then held by the University of California Irvine; (ii) to identify, develop, make, have made, import, export, lease, sell, have sold or offer for sale any related licensed products; and (iii) to grant sub-licenses of the rights granted in the license agreements, subject to the provisions of the license agreements. In exchange, the Company was required, among other terms and conditions, to pay the University of California Irvine a license fee, royalties, patent costs and certain additional payments. Since the patents covered in the license agreements have begun to expire and the therapeutic uses described in these patents are no longer germane to the Company’s new focus on respiratory disorders, the license agreements have been terminated.

The Company also owns patents and patent applications for certain families of chemical compounds that claim the chemical structures and their use in the treatment of various disorders. These patents cover, among other compounds, the Company’s lead ampakines CX 1739 and CX1942 and extend through at least 2028.

On May 8, 2007, the Company entered into a license agreement, as amended, with the University of Alberta granting the Company exclusive rights to practice patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. These patents, along with the Company's own patents claiming chemical structures, comprise the Company's principal intellectual property supporting the Company's research and clinical development program in the use of ampakines for the treatment of respiratory disorders. The Company has reported pre-clinical studies that indicated that several of its ampakines, including CX717, CX1739 and CX1942, were efficacious in treating drug induced respiratory depression caused by opiates or certain anesthetics without offsetting the analgesic effects of the opiates or the anesthetic effects of the anesthetics. In two clinical Phase 2 studies, one of which was published in a peer-reviewed journal, CX717, a predecessor compound to CX1739 and CX1942, antagonized the respiratory depression produced by fentanyl, a potent narcotic, without affecting the analgesia produced by this drug. In addition, the Company has conducted a Phase 2A clinical study in which patients with sleep apnea were administered CX1739, the Company's lead compound. Preliminary results suggest that CX1739 might have use for the treatment of central and mixed sleep apnea, but not obstructive sleep apnea.

In order to expand the Company’s respiratory disorders program, the Company acquired 100% of the issued and outstanding equity securities of Pier effective August 10, 2012 pursuant to an Agreement and Plan of Merger. Pier was formed in June 2007 (under the name SteadySleep Rx Co.) as a clinical stage pharmaceutical company to develop a pharmacologic treatment for the respiratory disorder known as obstructive sleep apnea and had been engaged in research and clinical development activities since formation.

Through the merger, the Company gained access to an Exclusive License Agreement, as amended (the “License Agreement”), that Pier had entered into with the University of Illinois on October 10, 2007. The License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of sleep related breathing disorders (including sleep apnea), of which dronabinol is a specific example of one type of cannabinoid. Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Dronabinol is currently approved by the U. S. Food and Drug Administration and is sold generically for use in refractory chemotherapy-induced nausea and vomiting, as well as for anorexia in patients with AIDS. Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with obstructive sleep apnea. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol.

The License Agreement granted Pier, among other provisions, exclusive rights: (i) to practice certain patents and patent applications, as defined in the License Agreement, that were then held by the University of Illinois; (ii) to identify, develop, make, have made, import, export, lease, sell, have sold or offer for sale any related licensed products; and (iii) to grant sub-licenses of the rights granted in the License Agreement, subject to the provisions of the License Agreement. In exchange, Pier was required under the License Agreement, among other terms and conditions, to pay the University of Illinois a license fee, royalties, patent costs and certain milestone payments.

The License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment and on June 27, 2014, the Company entered into a new license agreement with the University of Illinois similar, but not identical, to the license agreement that had been terminated.

Results of Operations

Three Months Ended September 30, 2012 and 2011

Revenues. For the three months ended September 30, 2012, the Company had no license revenues and grant revenues of $2,139.

Grant revenues for the three months ended September 30, 2011 consisted of amounts awarded by the Michael J. Fox Foundation for Parkinson’s Research. The related funding allowed the Company to test selected ampakine compounds for their ability to restore brain function in animal models of Parkinson’s disease. In this funded grant we examined the ability of three high impact ampakine compounds to increase growth factors such as BDNF and GDNF in certain brain regions in mice when administered systemically. Two of three compounds, CX1837 and CX1884, increased BDNF levels by two to three fold in the cerebral cortex; CX1837 also increased the level of GDNF by about two-fold in the cortex. Subsequently, the mice were treated with the neurotoxin, MPTP, a well-recognized model of Parkinson’s disease. Mice were then treated daily with CX1837 and CX1884 for four weeks, beginning one week after the MPTP lesion was completed. Neither of the ampakine drugs was able to significantly reverse the effects of the neurotoxin lesion, based on brain levels of the key neurotransmitter dopamine, or on actual counts of dopamine-producing neurons. The current results suggest that modest up-regulation of BDNF and GDNF by ampakine drugs may not be a productive approach for the treatment of Parkinson’s disease, at least when examined in the context of a rapid, neurotoxin-induced lesion model of the disorder.

General and Administrative. For the three months ended September 30, 2012, general and administrative expenses were $389,398, a decrease of $340,553 or approximately 47%, as compared to $729,951 for the three months ended September 30, 2011. The decrease reflects the Company’s reduction in facility and personnel costs starting in May 2012.

Research and Development. For the three months ended September 30, 2012, research and development expenses were $191,874, a decrease of $150,770 or approximately 34%, as compared to $444,478 for the three months ended September 30, 2011. The decrease reflects the Company’s reduction in facility, personnel costs, outside experts and consultants starting in May 2012.

Merger Costs. During the three months ended September 30, 2012, the Company incurred merger costs of $1,084,860 in connection with its acquisition of Pier, including severance payments of $429,231 and the fair value of stock options to purchase 5,166,668 shares of the Company’s common stock totaling $310,000 granted to two individuals whose employment was terminated pursuant to the terms of the merger agreement. Merger costs also include $345,629 in legal and other merger related fees, including $197,200 to the Company’s investment banker.

Interest Expense. During the three months ended September 30, 2012, interest expense was $98,552, an increase of $97,547, as compared to $1,005 for the three months ended September 30, 2011. The increase consisted primarily of accrued interest of $12,260 and the amortization of discount of $71,959 on the Company’s note payable to Samyang, which was funded on June 25, 2012.

Net Loss. For the three months ended September 30, 2012, the Company incurred a net loss of $1,770,513, as compared to a net loss of $1,174,835 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 and 2011

Revenues. For the nine months ended September 30, 2012, the Company had license revenues of $1,000,000 and grant revenues of $112,466.

License revenues for the nine months ended September 30, 2011 consisted of $1,000,000 received from Les Laboratoires Servier (“Servier”) pursuant to an option agreement for Servier to expand its rights to the high impact ampakine compound, CX1632 (S47778).

Grant revenues for the nine months ended September 30, 2011 included amounts awarded by the Michael J. Fox Foundation for Parkinson’s Research as described above.

General and Administrative. For the nine months ended September 30, 2012, general and administrative expenses were $1,715,236, a decrease of $758,838 or approximately 31%, as compared to $2,474,074 for the nine months ended September 30, 2011. The decrease reflects the Company’s reduction in facility and personnel costs starting in May 2012.

Research and Development. For the nine months ended September 30, 2012, research and development expenses were $659,483, a decrease of $1,074,105 or approximately 62%, as compared to $1,733,588 for the nine months ended September 30, 2011. The decrease reflects the Company’s reduction in facility, personnel costs, outside experts and consultants starting in May 2012.

Research and development expenses for the nine months ended September 30, 2011 includes $200,000 paid to reacquire the ampakine rights and compounds from Biovail Laboratories International SRL (“Biovail”) in March 2011, along with sublicensing fees of $53,000 related to a June 2011 transaction with Servier.

Merger Costs. During the nine months ended September 30, 2012, the Company incurred merger costs of $1,246,107 in connection with its acquisition of Pier, including severance payments of $429,231 and the fair value of stock options to purchase 5,166,668 shares of the Company’s common stock totaling $310,000 granted to two individuals whose employment was terminated pursuant to the terms of the merger agreement. Merger costs also include $506,876 in legal and other merger related fees, including $250,000 to the Company’s investment banker.

Interest Expense. During the nine months ended September 30, 2012, interest expense was $107,442, an increase of $104,428, as compared to $3,014 for the nine months ended September 30, 2011. The increase consisted primarily of accrued interest of $13,080 and the amortization of discount of $76,757 on the Company’s note payable to Samyang, which was funded on June 25, 2012.

Net Loss. For the nine months ended September 30, 2012, the Company incurred a net loss of $3,699,290, as compared to a net loss of $3,086,849 for the nine months ended September 30, 2011.

Liquidity and Capital Resources – September 30, 2012

The Company’s unaudited condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses and negative operating cash flows since fiscal 2011, including approximately $3,699,000 and $1,790,000, respectively, for the nine months ended September 30, 2012, and incurred additional operating losses and negative operating cash flows in fiscal 2012 and 2013. Furthermore, the Company expects to continue to incur operating losses and negative operating cash flows for several more years thereafter. As a result, management believes that there is substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2012, the Company had a working capital deficit of $2,575,186, as compared to working capital surplus of $600,139 at December 31, 2011, a decrease in working capital of $3,175,325 for the nine months ended September 30, 2012. At September 30, 2012, the Company had cash and money market funds aggregating $224,257, as compared to $1,610,945 at December 31, 2011, a decrease of $1,386,688 for the nine months ended September 30, 2012. The decrease in working capital and cash during the nine months ended September 30, 2012 was the result of cash utilized by the Company in its operating activities and to complete the acquisition of Pier.

The Company is currently, and has for some time, been in significant financial distress. It has limited cash resources and current assets and has no ongoing source of revenue. On June 15, 2012, each of the Company’s executive officers at that time agreed to defer 50% of their base salary, effective June 1, 2012, until the Company secured sufficient capital or certain corporate transactions occurred, in an effort to preserve the Company’s financial resources. Since late 2012, the Company’s business activities have been reduced to minimal levels, and the prior management of the Company, which was removed by an action of shareholders on March 22, 2013, had retained bankruptcy counsel to assist it in preparations to file for liquidation under Chapter 7 of the United States Bankruptcy Code. New management, which was appointed during March and April 2013, is currently in the process of evaluating the status of numerous aspects of the Company’s existing business and obligations, including, without limitation, debt obligations, financial requirements, intellectual property, licensing agreements, legal and patent matters and regulatory compliance.

The Company does not expect to be able to pay its liabilities and fund its business activities going forward without raising additional capital. As a result of the Company’s current financial situation, the Company believes that is has very limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure the additional financing required to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate. From June 2013 through March 2014, the Company’s Chairman and Chief Executive Officer advanced short-term loans to the Company aggregating $150,000 in order to meet its minimum operating needs. In March and April 2014, the Company sold 928.5 shares of its Series G Preferred Stock for gross proceeds of $928,500.

Operating Activities. For the nine months ended September 3012, operating activities utilized cash of $1,789,792, as compared to utilizing cash of $2,605,973 for the nine months ended September 30, 2011, to support the Company’s ongoing operations, including research and development activities, and to pay certain merger costs.

Investing Activities. For the nine months ended September 30, 2012, investing activities generated cash of $24,700, consisting primarily of $23,208 received in connection with the Pier merger. For the nine months ended September 30, 2011, investing activities generated cash of $2,006,805, consisting primarily of $1,990,000 from the sales and maturities of marketable securities.

Financing Activities. For the nine months ended September 30, 2012, financing activities generated cash of $378,404, consisting of net proceeds from the note payable issued to Samyang. There were no financing activities during the nine months ended September 30, 2011.

Principal Commitments

Lease Commitment

On May 14, 2012, the Company executed a three year lease for office space beginning June 1, 2012 at a monthly rate of $9,204. In March 2013, the Company vacated its operating facilities prior to the scheduled termination of the lease. Subsequently, the Company received notice that it has been sued in the Superior Court of California by its former landlord seeking among other things, past due rent and reasonable attorney fees. On May 23, 2013, a settlement was reached wherein the Company agreed to relinquish its security deposit in the amount of $29,545, transfer title to its remaining furniture, equipment and leasehold improvements, and to pay an additional $26,000 on or before September 30, 2013.

University of Illinois Licensing Agreement

In conjunction with the Company’s merger with Pier on August 10, 2012, the Company became a party to a Licensing Agreement entered into on October 10, 2007 by Pier with the University of Illinois covering certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of breathing-related sleep disorders (including sleep apnea), of which dronabinol is a specific example of one type of compound falling within this class. The License Agreement granted Pier, among other provisions, exclusive rights: (i) to practice certain patents and patent applications, as defined in the License Agreement, that were then held by the University of Illinois; (ii) to identify, develop, make, have made, import, export, lease, sell, have sold or offer for sale any related licensed products; and (iii) to grant sub-licenses of the rights granted in the License Agreement, subject to the provisions of the License Agreement. In exchange, Pier was required under the License Agreement to pay the University of Illinois a license fee, royalties, patent costs and certain milestone payments. The License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment.

On June 27, 2014, the Company entered into a new license agreement with the University of Illinois that is similar, but not identical, to the License Agreement that had been terminated. See “Recent Developments-University of Illinois 2014 Exclusive License Agreement” above for additional information with respect to the new license agreement.

University of Alberta Agreement

On May 8, 2007, the Company entered into a license agreement, as amended, with the University of Alberta granting the Company exclusive rights to practice patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. In return, the Company agreed to pay the University of Alberta licensing fees, patent costs, milestone payments, royalties on net sales and potential fees in the event the Company enters into a sub-license agreement with an outside party. The license fees have been fully paid.

Off-Balance Sheet Arrangements

At September 30, 2012, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, consisting of its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

The Company’s management, consisting of its principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. In addition, as conditions change over time, so too may the effectiveness of internal controls. However, management believes that the financial statements included in this report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

(b) Changes in Internal Controls Over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the end of the period covered in this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as there was a change in the Company’s management in March and April 2013, new management is focusing on developing replacement controls and procedures that are adequate to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements with respect to such matters.

Additional information with respect to certain legal matters is provided at “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS–Recent Developments–Abandonment of Lease and Settlement” and “–Debt Settlements.”

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company acquired 100% of the issued and outstanding equity securities of Pier Pharmaceuticals, Inc. (“Pier”) effective August 10, 2012 pursuant to an Agreement and Plan of Merger. In connection with the merger transaction with Pier, the Company issued 58,417,895 newly issued shares of its common stock valued at $3,271,402 ($0.056 per share), based upon the closing price of its common stock on August 10, 2012. The Company’s common stock was issued to former Pier shareholders, convertible note holders, warrant holders, option holders, and certain employees and vendors in satisfaction of their interests and claims. The common stock issued by the Company represented approximately 41% of the Company’s outstanding common stock immediately following the closing of the transaction.

Pursuant to the terms of the transaction, the Company agreed to issue approximately 18,300,000 additional shares of its common stock to Pier’s former shareholders as contingent consideration in the event that certain of the Company’s stock options and warrants outstanding as of the date of the transaction were subsequently exercised.

The shares of common stock issued or issuable were offered and sold only to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act. None of the shares of common stock issued or issuable have been registered under the Securities Act or qualified under any applicable state securities laws, and may not be offered or sold in the United States absent such registration and qualification or applicable exemptions therefrom. The merger agreement executed in connection with the transaction contains representations to support the Company’s reasonable belief that the investors were acquiring the securities for their own respective accounts and not with a view to the distribution thereof and that the investors were accredited investors. Upon issuance, the securities were deemed to be restricted securities for purposes of the Securities Act, and the certificates representing the securities bore appropriate legends to that effect.

The Company agreed to file a registration statement on Form S-1 under the Securities Act with the SEC within ninety days after the closing of the transaction covering the shares of common stock issued to the former Pier shareholders, as well as the contingent shares, and to take certain other actions to maintain the effectiveness of such registration statement for a period not exceeding three years.  The Company has not filed this registration statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which is presented elsewhere in this document, and is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTEX PHARMACEUTICALS, INC.
(Registrant)

Date: July 30, 2014	By:	/s/ ARNOLD S. LIPPA
Arnold S. Lippa
President and Chief Executive Officer

Date: July 30, 2014	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated as of August 10, 2012, by and among Cortex Pharmaceuticals, Inc., Pier Acquisition Corp. and Pier Pharmaceuticals, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 16, 2012, and incorporated herein by reference.

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

