Form 10-Q
period 2013-03-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2014-11-24
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes [  ] No [X]

As of March 31, 2013, the Company had 144,041,556 shares of common stock, $0.001 par value, issued and outstanding.

Documents incorporated by reference: None

CORTEX PHARMACEUTICALS, INC.
AND SUBSIDIARY

2

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected, anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, available cash, research and development results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements (unaudited) and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, including the section entitled “Item 1A. Risk Factors.” The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,587	$152,179
Other current assets	98,147	17,002

Total current assets	105,734	169,181
Other	29,545	29,545

Total assets	$135,279	$198,726

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$1,704,936	$1,509,827
Accrued compensation and related expenses	1,471,880	885,180
Note payable to related party, including accrued interest of $37,333 and $25,340 at March 31, 2013 and December 31, 2012, respectively	456,517	465,392
Project advance, including accrued interest of $83,727 and $82,722 at March 31, 2013 and December 31, 2012, respectively	331,027	330,022

Total current liabilities	3,964,360	3,190,421

Commitments and contingencies (Note 11)

Stockholders’ deficiency:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.09812 per share: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 205,000,000; shares issued and outstanding: 144,041,556	144,041	144,041
Additional paid-in capital	125,183,892	125,183,892
Accumulated deficit	(129,178,717)	(128,341,331)

Total stockholders’ deficiency	(3,829,081)	(2,991,695)

Total liabilities and stockholders’ deficiency	$135,279	$198,726

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues	$—	$—

Operating expenses:
General and administrative	759,289	731,373
Research and development	83,928	202,981

Total operating expenses	843,217	934,354

Loss from operations	(843,217)	(934,354)

Interest income	—	57
Interest expense, including $11,993 to a related party for the three months ended March 31, 2013	(15,037)	(1,005)
Foreign currency transaction gain	20,868	—
Gain on sale of assets	—	1,532

Net loss	$(837,386)	$(933,770)

Net loss per common share - Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - Basic and diluted	144,041,558	85,623,663

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three Months Ended March 31, 2013

	Series B Convertible Preferred Stock		Common Stock		Additional		Total
	Shares	Dollar Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2012	37,500	$21,703	144,041,556	$144,041	$125,183,892	$(128,341,331)	$(2,991,695)
Net loss	—	—	—	—	—	(837,386)	(837,386)

Balance, March 31, 2013	37,500	$21,703	144,041,556	$144,041	$125,183,892	$(129,178,717)	$(3,829,081)

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(837,386)	$(933,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	7,250
Stock-based compensation costs	—	16,719
Foreign currency transaction gain	(20,868)	—
(Gain) loss on sales of assets	—	(1,532)
Changes in operating assets and liabilities:
(Increase) decrease in -
Other current assets	(81,145)	25,704
Increase (decrease) in -
Accounts payable and accrued expenses	195,109	48,370
Accrued compensation and related expenses	586,700	6,824
Deferred rent	—	(8,210)
Accrued interest payable	12,998	1,005

Net cash used in operating activities	(144,592)	(837,640)

Cash flows from investing activities:
Proceeds from sales of equipment	—	5,135

Net cash provided by investing activities	—	5,135

Cash and cash equivalents:
Net (decrease) increase	(144,592)	832,505
Balance at beginning of period	152,179	1,610,945
Balance at end of period	$7,587	$778,440

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2013 and 2012

1. Basis of Presentation

The condensed consolidated financial statements of Cortex Pharmaceuticals, Inc. (“Cortex”) and its wholly-owned subsidiary, Pier Pharmaceuticals, Inc. (“Pier”) (collectively referred to herein as the “Company”, unless the context indicates otherwise), at March 31, 2013 and for the three months ended March 31, 2013 and 2012, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the consolidated financial position of the Company as of March 31, 2013, the results of its consolidated operations for the three months ended March 31, 2013 and 2012, and its consolidated cash flows for the three months ended March 31, 2013 and 2012. Consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed consolidated balance sheet at December 31, 2012 has been derived from the Company’s audited consolidated financial statements at such date.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC.

2. Organization and Business Operations

Business

Cortex was formed in 1987 to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. In 2011, prior management conducted a re-evaluation of the Company’s strategic focus and determined that clinical development in the area of respiratory disorders, particularly respiratory depression and sleep apnea, provided the most cost-effective opportunities for potential rapid development and commercialization of the Company’s compounds. Accordingly, the Company narrowed its clinical focus at that time and abandoned other avenues of scientific inquiry. This re-evaluation provided the impetus for the Company’s acquisition of Pier in August 2012 (see Note 4).

On March 22, 2013, the Company received a written consent of stockholders holding a majority of the Company’s common stock signed by Origin Ventures II LP, Illinois Emerging Technologies Fund, LP, Illinois Ventures LLC, Samyang Optics Co. Ltd., Samyang Value Partners Co., Ltd., Steven Chizzik, Kenneth M. Cohen, Peter Letendre, David W. Carley and Aurora Capital LLC (the “Written Consent”) (i) removing Charles J. Casamento, M. Ross Johnson, John F. Benedik and Mark A. Varney from their positions as directors of the Company and (ii) appointing each of Arnold S. Lippa, Ph.D. and Jeff E. Margolis to fill two of the vacancies created, each to hold such office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. The Written Consent did not remove Moogak Hwang, Ph.D., a representative of Samyang Optics Co. Ltd., a lender to and significant stockholder of the Company (see Note 6), from the Board of Directors. Dr. Hwang continued to serve as a director until his resignation from the Board of Directors effective September 30, 2013 (see Note 6).

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

On May 8, 2007, Cortex entered into a license agreement, as subsequently amended, with the University of Alberta granting Cortex exclusive rights to practice patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. These patents, along with Cortex’s own patents claiming chemical structures, comprise Cortex’s principal intellectual property supporting Cortex’s research and clinical development program in the use of ampakines for the treatment of respiratory disorders. Cortex has completed preclinical studies indicating that several of its ampakines, including CX717, CX1739 and CX1942, were efficacious in treating drug induced respiratory depression caused by opiates or certain anesthetics without offsetting the analgesic effects of the opiates or the anesthetic effects of the anesthetics. In two clinical Phase 2 studies, one of which was published in a peer-reviewed journal, CX717, a predecessor compound to CX1739 and CX1942, antagonized the respiratory depression produced by fentanyl, a potent narcotic, without affecting the analgesia produced by this drug. In addition, Cortex has conducted a Phase 2A clinical study in which patients with sleep apnea were administered CX1739, Cortex’s lead clinical compound. Preliminary results suggested that CX1739 might have use for the treatment of central and mixed sleep apnea, but not obstructive sleep apnea.

In order to expand Cortex’s respiratory disorders program, the Company acquired 100% of the issued and outstanding equity securities of Pier effective August 10, 2012 pursuant to an Agreement and Plan of Merger (see Note 4). Pier was formed in June 2007 (under the name SteadySleep Rx Co.) as a clinical stage pharmaceutical company to develop a pharmacologic treatment for the respiratory disorder known as obstructive sleep apnea and had been engaged in research and clinical development activities since formation.

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

The License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment (see Note 5). New management subsequently opened negotiations with the University of Illinois, as a result of which the Company ultimately entered into a new license agreement with the University of Illinois on June 27, 2014 whose material terms were similar to the License Agreement that had been terminated on March 21, 2013 (see Note 12).

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $837,386 for the three months ended March 31, 2013 and $7,572,244 for the fiscal year ended December 31, 2012, negative operating cash flows of $144,592 for the three months ended March 31, 2013 and $1,861,870 for the fiscal year ended December 31, 2012, and incurred additional net losses and negative operating cash flows in the remainder of the 2013 and 2014 fiscal years. The Company expects to continue to incur net losses and negative operating cash flows for several more years thereafter. As a result, management and the Company’s auditors believe that there is substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently, and has for some time, been in significant financial distress. It has limited cash resources and current assets and has no ongoing source of revenue. Beginning in late 2012, the Company’s business activities were reduced to minimal levels, and the prior Board of Directors of the Company, which was removed by the written consent of stockholders holding a majority of the outstanding shares on March 22, 2013, had retained bankruptcy counsel to assist the Company in preparations to file for liquidation under Chapter 7 of the United States Bankruptcy Code. New management, which was appointed during March and April 2013, has evaluated the status of numerous aspects of the Company’s existing business and obligations, including, without limitation, debt obligations, financial requirements, intellectual property, licensing agreements, legal and patent matters and regulatory compliance, and has raised new capital to fund its business activities.

From June 2013 through March 2014, the Company’s Chairman and Chief Executive Officer advanced short-term loans to the Company aggregating $150,000 in order to meet its minimum operating needs. In March and April 2014, the Company completed a private placement by selling 928.5 shares of its Series G Preferred Stock for gross proceeds of $928,500 (see Note 12) and repaid the aggregate advances. The Company’s Chairman and Chief Executive Officer invested $250,000 in the Series G Preferred Stock private placement. On November 5, 2014, the Company sold convertible notes (with warrants) in a private placement with an aggregate principal amount of $238,500 to various accredited, non-affiliated investors (see Note 12). The Company intends to continue this financing until it has sold an aggregate principal amount of $1,000,000 of such Notes, although there can be no assurances that the Company will be successful in this regard.

The Company will need to raise additional capital to be able to pay its liabilities and fund its business activities going forward. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

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

Deferred Financing Costs

Costs incurred in connection with ongoing financing activities, including legal and other professional fees, cash finders and placement agent fees, and escrow agent fees, are deferred until the related financing is either completed or abandoned. Costs related to abandoned financings are charged to operations.

Costs related to completed debt financings are deferred on the balance sheet and amortized over the term of the related debt agreements. Amortization of these costs is charged to interest expense in the condensed consolidated statement of operations. Costs related to completed equity financings are charged directly to additional paid-in capital.

Deferred financing costs, net of accumulated amortization, included in the condensed consolidated balance sheet at March 31, 2013 and December 31, 2012 were $-0- and $-0-, respectively.

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives ranging from three to five years.

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

License Agreement

The License Agreement with the University of Illinois acquired in the Pier transaction was an acquired intangible asset recorded at cost of $3,411,157 (based on the fair value ascribed to the License Agreement in August 2012, as described in Note 4), and was being amortized on a straight-line basis over the remaining life of its underlying patents of 172 months from the date of acquisition.

The Company performed an impairment assessment of the carrying value of the License Agreement as of December 31, 2012 and determined that the carrying value of the License Agreement had no expected future value and was therefore impaired at such date. Accordingly, the Company recorded an impairment charge to operations of $3,321,678 at December 31, 2012 to write off the License Agreement (see Note 5).

Research Grant Revenues

The Company records research grant revenues when the expenses related to the grant projects are incurred. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research, to the extent that such amounts are expended in accordance with the approved grant project.

Stock-Based Compensation

The Company periodically issues stock options to officers, directors and consultants for services rendered. Options vest and expire according to terms established at the grant date.

The Company accounts for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards. The Company accounts for stock-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Options granted to members of the Company’s Scientific Advisory Board and to outside consultants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting.

The fair value of stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the security as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award. Estimated volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recognizes the fair value of stock-based compensation awards in general and administrative costs and in research and development costs, as appropriate, in the Company’s statement of operations.

The Company issues new shares to satisfy stock option exercises.

There were no stock options issued or exercised during the three months ended March 31, 2013 and 2012.

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

As of March 31, 2013, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2011 through 2013. The Company and its subsidiary’s state income tax returns (prior to the Pier merger) are open to audit under the statute of limitations for the years ended December 31, 2010 through 2013. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is currently delinquent with respect to certain of its U.S. federal and applicable states income tax filings, and no potential penalties, interest or other charges have been provided for in the Company’s condensed consolidated financial statements because no income was generated during those periods.

Foreign Currency Transactions

The note payable to related party, which is denominated in a foreign currency (the South Korean Won), is translated into the Company’s functional currency (the United States dollar) at the exchange rate on the balance sheet date. The foreign currency exchange gain or loss resulting from translation is recognized in the related consolidated statement of operations.

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s treatments and product candidates.

Research and development costs are expensed as incurred over the life of the underlying contracts on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. Payments made pursuant to research and development contracts are initially recorded as advances on research and development contract services in the Company’s balance sheet and then charged to research and development costs in the Company’s statement of operations as those contract services are performed. Expenses incurred under research and development contracts in excess of amounts advanced are recorded as research and development contract liabilities in the Company’s balance sheet, with a corresponding charge to research and development costs in the Company’s statement of operations. The Company reviews the status of its research and development contracts on a quarterly basis.

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the three months ended March 31, 2013 and 2012.

Earnings per Share

The Company’s computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., warrants and options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all warrants and stock options outstanding are anti-dilutive.

At March 31, 2013 and 2012, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2013	2012
Convertible preferred stock	3,679	3,679
Warrants	5,691,367	22,821,392
Stock options	9,860,001	10,800,856
Total	15,555,047	33,625,927

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under ASU 2014-08, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. ASU 2014-08 is effective for annual periods beginning after December 15, 2014. As the Company is engaged in research and development activities, the Company does not expect the adoption of this guidance to have any impact on the Company’s financial statement presentation or disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. As the Company does not expect to have any operating revenues for the foreseeable future, the Company does not expect the adoption of this guidance to have any impact on the Company’s financial statement presentation or disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminated the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminated an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements – Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Reclassifications

Certain comparative figures in 2012 have been reclassified to conform to the current year’s presentation. These reclassifications were not material, either individually or in the aggregate.

4. Merger with Pier Pharmaceuticals, Inc.

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

The stock options and warrants outstanding at June 30, 2012 were all out-of-the-money on August 10, 2012. During late July and early August 2012, the Company issued options to officers and directors at that time to purchase a total of 7,361,668 shares of common stock exercisable for ten years at $0.06 per share (see Note 9). By October 1, 2012, these options were also out-of-the-money and continued to be out-of-the-money through March 31, 2013. All of the aforementioned options and warrants became increasingly out-of-the-money as December 31, 2012 approached (with most options and warrants being out of the money by multiples of the exercise price at such date), reflecting the fact that the Company’s prospects were very negative because it was unable to raise operating capital subsequent to its acquisition of Pier, had run out of working capital and essentially ceased business operations during the fourth quarter of 2012, had not filed its September 30, 2012 Form 10-Q Quarterly Report with the U.S. Securities and Exchange Commission due on November 14, 2012, had accepted the resignations of most of its officers and directors, and had prepared to shut-down and liquidate. There were no stock options or warrants exercised subsequent to August 10, 2012, and all of these stock options and warrants were out-of-the-money at March 31, 2013. As of March 31, 2013, approximately 6,400,000 contingent shares of common stock remained issuable under the Pier merger agreement due to forfeitures and expirations of stock options and warrants occurring since August 10, 2012.

Accordingly, the Company concluded that the issuance of the contingent stock consideration was remote, given the large spread between exercise prices of these stock options and warrants as compared to the common stock trading range, the expiration of most of the lower priced option and warrants within two years, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants have remained and have become increasingly out-of-the-money through March 31, 2013, and have continued to expire, as time passes. Accordingly, the Company considered the fair value of the contingent consideration to be immaterial and therefore did not ascribe any value to such contingent consideration; if any such shares are ultimately issued to the former Pier stockholders, the Company will recognize the fair value of such shares as a charge to operations.

The Company agreed to file a registration statement on Form S-1 under the Securities Act of 1933, as amended, with the SEC within ninety days after the closing of the transaction covering the shares of common stock issued to the former Pier stockholders, as well as the contingent shares, and to take certain other actions to maintain the effectiveness of such registration statement for a period not exceeding three years. The Company has not filed this registration statement. The Agreement and Plan of Merger did not provide for any financial penalties in the event that the Company failed to comply with the registration statement filing requirements.

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

The following pro forma operating data presents the results of operations for the three months ended March 31, 2012, as if the merger had occurred on the first day of the period presented. The pro forma results are not necessarily indicative of the financial results that might have occurred had the merger transaction actually taken place on the first day of the period presented, or of future results of operations. Pro forma information for the three months ended March 31, 2012 is summarized as follows:

Total revenues	$—
Net loss	$(1,110,852)
Net loss per common share - Basic and diluted	$(0.01)
Weighted average common shares outstanding - Basic and diluted	144,041,556

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

The License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment (see Note 5). New management subsequently opened negotiations with the University of Illinois, as a result of which the Company ultimately entered into a new license agreement with the University of Illinois on June 27, 2014 whose material terms were similar to the License Agreement that had been terminated on March 21, 2013 (see Note 12).

5. Impairment and Termination of University of Illinois License Agreement

At December 31, 2012, the Company was obligated to pay a $75,000 milestone fee to the University of Illinois under the License Agreement (see Note 4). At such date, due to the Company’s distressed financial condition, lack of working capital and inability to raise additional operating capital, the Company was unable to make such payment on a timely basis, or within the 30-day cure period.

At December 31, 2012, the Company concluded that the License Agreement would be forfeited during the first quarter of the 2013 fiscal year. Accordingly, the License Agreement had no expected future value and was therefore impaired at December 31, 2012, as a result of which the Company recorded a charge to operations of $3,321,678 at December 31, 2012 (reflecting the remaining unamortized carrying value of the License Agreement at December 31, 2012).

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

6. Note Payable to Related Party

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 US dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“Samyang”), an approximately 20% common stockholder of the Company at that time. The note accrues simple interest at the rate of 12% per annum and has a maturity date of June 25, 2013, although Samyang was permitted to demand early repayment of the promissory note on or after December 25, 2012. Samyang did not demand early repayment. The Company has not made any payments on the promissory note.  At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although Samyang had not issued a notice of default or a demand for repayment. The Company believes that Samyang is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default.  The Company and Samyang anticipate entering into discussions with a view toward a comprehensive resolution of the aforementioned matters.

Pursuant to the terms of this borrowing arrangement, Samyang was granted the right to designate a representative to serve on the Company’s Board of Directors, pursuant to which Samyang designated Moogak Hwang, Ph.D. as its representative. In this regard, the Company elected Dr. Hwang to its Board of Directors on August 3, 2012.

The promissory note is secured by collateral that represents a lien on certain patents owned by the Company, including composition of matter patents for certain of the Company’s high impact ampakine compounds and the low impact ampakine compounds CX2007 and CX2076, and other related compounds. The security interest does not extend to the Company’s patents for its ampakine compounds CX1739 and CX1942, or to the patent for the use of ampakine compounds for the treatment of respiratory depression.

In connection with this financing, the Company issued to Samyang two-year detachable warrants to purchase 4,000,000 shares of the Company’s common stock at a fixed exercise price of $0.056 per share. The warrants have a call right for consideration of $0.001 per share, in favor of the Company, to the extent that the weighted average closing price of the Company’s common stock exceeds $0.084 per share for each of ten consecutive trading days, subject to certain circumstances. Additionally, an existing license agreement with Samyang was expanded to include rights to ampakine CX1739 in South Korea for the treatment of sleep apnea and respiratory depression. The unexercised warrants expired on June 25, 2014.

The Company used the Black-Scholes option-pricing model to estimate the fair value of the two-year detachable warrants to purchase 4,000,000 shares of the Company’s common stock at a fixed exercise price of $0.056 per share. The Company applied the relative fair value method to allocate the proceeds from the borrowing to the note payable and the detachable warrants. The Company did not consider the expansion of the existing license agreement with Samyang to have any significant value. Consequently, approximately 64% of the proceeds of the borrowing were attributed to the debt instrument.

The 36% value attributed to the warrant was being amortized as additional interest expense over the life of the note. Additionally, financing costs aggregating $21,370 incurred in connection with the transaction were also being amortized over the expected life of the note. In that repayment could be demanded after six months, that period was used as the expected life of the note payable for amortization purposes.

Note payable to Samyang consists of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	37,333	25,340
Foreign currency transaction adjustment	19,410	40,278
	$456,517	$465,392

7. Furniture, Equipment and Leasehold Improvements

During the year ended December 31, 2012, the Company disposed of furniture, equipment and leasehold improvements costing a total of $1,170,849, in connection with the downsizing of the Company’s operations. Of that amount, $58,519 occurred during the three months ended March 31, 2012.

In March 2013, the Company vacated its operating facility prior to the scheduled termination of its lease agreement in May 2015. In May 2013, the Company received notice that it had been sued in the Superior Court of California in a complaint filed on March 28, 2013 by its former landlord, PPC Irvine Center Investment, LLC, seeking, among other things, $57,535 in past due rent, termination of the lease agreement, and reasonable attorney’s fees. On May 23, 2013, a settlement was reached with the landlord that provided for the Company to relinquish its security deposit in the amount of $29,545, transfer title to its remaining furniture, equipment and leasehold improvements, and pay an additional $26,000. The transfer of the Company’s furniture, equipment and leasehold improvements resulted in a loss of $39,126 which was recorded at December 31, 2012, as the Company had substantially abandoned these assets prior to December 31, 2012.

To estimate the fair value of the liability to be accrued with respect to the Company’s potential liability under the abandoned lease at March 31, 2013, the Company considered various factors, including the current lease rates for similar office space in Irvine, California, the desirability of the area to businesses, and the estimated time that it would take to find a new tenant for the office space. Taking these factors into account, the Company concluded that the potential rental income from a sublease of its operating facility would equal or exceed the Company’s remaining lease obligation. The Company also considered the negotiations with the landlord during May 2013, which indicated that a settlement for substantially less than the remaining payments under the lease was more likely than not to be successful.

8. Project Advance

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

Pursuant to the funding agreement, if the Company complied with certain conditions, including the completion of the MCI clinical trial, the Company would not be required to make any repayments unless and until the Company enters one of its ampakine compounds into a Phase 3 clinical trials for Alzheimer’s disease. Upon initiation of such clinical trials, repayment would include the principal amount plus accrued interest computed at a rate equal to one-half of the prime lending rate. In the event of repayment, the Institute could elect to receive the outstanding principal balance and any accrued interest thereon in shares of the Company’s common stock. The conversion price for such form of repayment was fixed at $4.50 per share and was subject to adjustment if the Company paid a dividend or distribution in shares of common stock, effected a stock split or reverse stock split, effected a reorganization or reclassification of its capital stock, or effected a consolidation or merger with or into another corporation or entity. Included in the condensed consolidated balance sheets is principal and accrued interest with respect to this funding agreement in the amount of $331,027 and $330,022 at March 31, 2013 and December 31, 2012, respectively.

The Company entered into an agreement with the Institute on September 2, 2014 to settle this obligation by issuing 1,000,000 shares of the Company’s restricted common stock (see Note 12). The note payable, including accrued interest, had an approximate balance of $337,000 on such date.

9. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2013 and December 31, 2012, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred”); 205,000 were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating”) and 3,507,500 shares were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

None of the 9% Preferred shares or the Series A Junior Participating shares were outstanding during the three months ended March 31, 2013 and 2012.

Series B Preferred shares outstanding as of March 31, 2013 and December 31, 2012 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, which is subject to adjustment under certain circumstances. As of March 31, 2013 and December 31, 2012, these shares of Series B Preferred outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred for $25,001, equivalent to $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

On March 14, 2014, the Company designated 1,700 shares of the previously undesignated shares of preferred stock as Series G Preferred Stock (see Note 12).

Common Stock and Common Stock Purchase Warrants

Under the terms of the Company’s registered direct offering with several institutional investors in January 2007, the Company sold an aggregate of 5,021,427 shares of its common stock and warrants to purchase 3,263,927 shares of its common stock. The warrants had an exercise price of $1.66 per share and were exercisable on or before January 21, 2012. During the year ended December 31, 2007, the Company received approximately $443,000 from the partial exercise of such warrants. None of the remaining warrants to purchase 2,996,927 shares of the Company’s common stock were exercised, and consequently, those unexercised warrants expired in January 2012.

Under the terms of the Company’s registered direct offering with several institutional investors in August 2007, the Company sold an aggregate of 7,075,000 shares of its common stock and warrants to purchase 2,830,000 shares of its common stock. The warrants had an exercise price of $2.64 per share and were exercisable on or before August 28, 2012. In addition, the Company issued warrants to purchase an aggregate of 176,875 shares of its common stock to the placement agents in that offering. The placement agent warrants had an exercise price of $3.96 per share and were also exercisable on or before August 28, 2012. None of those investor or placement agent warrants were exercised, and consequently, those unexercised warrants to purchase 3,006,875 shares of the Company’s common stock expired in August 2012.

In connection with the registered direct offering of the Company’s 0% Series E Convertible Preferred Stock in April 2009, the Company issued warrants to purchase an aggregate of 6,941,176 shares of its common stock to a single institutional investor. The warrants had an exercise price of $0.3401 per share and were exercisable on or before October 17, 2012. In February 2010, the exercise price of these warrants was reduced to $0.2721 in exchange for the investor’s consent and waiver with respect to the Company’s completed financing transaction with Samyang in January 2010. The warrants were also subject to a call provision in favor of the Company. The Company also issued warrants to purchase an additional 433,824 shares of the Company’s common stock to the placement agent for that transaction. These warrants had an exercise price of $0.26 per share and were subject to the same exercisability term as the warrants issued to the investor. None of those investor or placement agent warrants were exercised, and consequently, those unexercised warrants to purchase 7,375,000 shares of the Company’s common stock expired in August 2012.

In connection with the private placement of the Company’s Series F Convertible Preferred Stock in July 2009, the Company issued warrants to purchase an aggregate of 6,060,470 shares of its common stock to a single institutional investor. The warrants had an exercise price of $0.2699 per share and were exercisable on or before January 31, 2013. The Company also issued warrants to purchase an additional 606,047 shares of the Company’s common stock to the placement agent for that transaction. These warrants had an exercise price of $0.3656 per share and were subject to the same exercisability term as the warrants issued to the investor. The warrants issued to the investor and the placement agent were subject to a call provision in favor of the Company. None of those investor or placement agent warrants were exercised, and consequently, those unexercised warrants to purchase 6,666,517 shares of the Company’s common stock expired in January 2013.

In connection with the conversion of a promissory note issued to Samyang in June 2010, the Company issued to Samyang two-year warrants to purchase 4,081,633 shares of the Company’s common stock at an exercise price of $0.206 per share. None of those warrants were exercised, and consequently, those unexercised warrants to purchase 4,081,633 shares of the Company’s common stock expired in June 2012.

In October 2011, the Company completed a private placement of $500,000 in securities with Samyang Value Partners Co., Ltd., a wholly-owned subsidiary of Samyang. The transaction included the issuance of 6,765,466 shares of the Company’s common stock and two-year warrants to purchase an additional 1,691,367 shares of its common stock. The warrants had an exercise price of $0.1035 per share and a call right in favor of the Company. None of those warrants were exercised, and consequently, those unexercised warrants to purchase 1,691,367 shares of the Company’s common stock expired in October 2013. Related to this private placement, the Company and Samyang entered into a non-binding memorandum of understanding (“MOU”) regarding a potential license agreement for rights to the ampakine CX1739 for the treatment of neurodegenerative diseases in South Korea. The MOU also provided Samyang with rights of negotiation to expand its territory into other South East Asian countries, excluding Japan, Taiwan and China, and to include rights to the high impact ampakine CX1846 for the potential treatment of neurodegenerative diseases. The related license agreement was subsequently completed in January 2012.

In connection with a private placement of debt on June 25, 2012, the Company issued to Samyang two-year detachable warrants to purchase 4,000,000 shares of the Company’s common stock at a fixed exercise price of $0.056 per share (see Note 6). The warrants have a call right for consideration of $0.001 per share, in favor of the Company, to the extent that the weighted average closing price of the Company’s common stock exceeds $0.084 per share for each of ten consecutive trading days, subject to certain circumstances.

A summary of warrant activity for the three months ended March 31, 2013 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2012	12,357,884	0.182
Issued	—	—
Exercised	—	—
Expired	(6,666,517)	0.279
Warrants outstanding at March 31, 2013	5,691,367	$0.069	1.03

Warrants exercisable at December 31, 2012	12,357,884	$0.182
Warrants exercisable at March 31, 2013	5,691,367	$0.069	1.03

The exercise prices of common stock warrants outstanding and exercisable are as follows at March 31, 2013:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.056	4,000,000	4,000,000	June 25, 2014
$0.100	1,691,367	1,691,367	October 20, 2013

	5,691,367	5,691,367

Based on a fair market value of $0.05 per share on March 31, 2013, there was no intrinsic value attributed to exercisable but unexercised common stock warrants at March 31, 2013.

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

As of March 31, 2013, options to purchase an aggregate of 9,860,001 shares of common stock were exercisable under the Company’s stock option plans. During the three months ended March 31, 2013, the Company did not issue any options to purchase shares of common stock.

A summary of stock option activity for the three months ended March 31, 2013 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2012	10,754,155	0.557
Granted	—	—
Expired	—	—
Forfeited	(894,154)	1.141
Options outstanding at March 31, 2013	9,860,001	$0.505	7.66

Options exercisable at December 31, 2012	10,754,155	$0.557
Options exercisable at March 31, 2013	9,860,001	$0.505	7.66

As all stock options outstanding were fully vested at March 31, 2013, there is no compensation expense to be recognized in future periods.

The exercise prices of common stock options outstanding and exercisable were as follows at March 31, 2013:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.060	1,238,333	1,238,333	August 3, 2022
$0.060	3,083,334	3,083,334	July 17, 2022
$0.060	2,083,334	2.083,334	August 10, 2022
$0.130	90,000	90,000	March 1, 2021
$0.160	90,000	90,000	March 3, 2021
$0.200	940,000	940,000	August 22, 2019
$0.290	90,000	90,000	June 5, 2019
$0.540	300,000	300,000	January 18, 2018
$0.860	90,000	90,000	February 13, 2018
$0.970	200,000	200,000	August 13, 2018
$1.120	75,000	75,000	February 6, 2017
$1.300	400,000	400,000	December 18, 2016
$2.350	180,000	180,000	December 1, 2015
$2.680	150,000	150,000	December 16, 2014
$2.760	100,000	100,000	December 9, 2013
$2.950	750,000	750,000	January 30, 2016

	9,860,001	9,860,001

Based on a fair market value of $0.05 per share on March 31, 2013, there were no exercisable in-the-money stock options as of March 31, 2013.

For the three months ended March 31, 2013 and 2012, stock-based compensation costs included in the statements of operations consisted of general and administrative expenses of $-0- and $13,206, respectively, and research and development expenses of $-0- and $3,513, respectively.

As of March 31, 2013, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred; 5,691,367 shares for issuance upon exercise of warrants; 9,860,001 shares for issuance upon exercise of outstanding stock options; 8,784,587 shares for issuance upon exercise of stock options available for future grant pursuant to the 2006 Plan; and 6,367,912 shares issuable as contingent shares pursuant to the Pier merger (see Note 4). The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

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

10. Related Party Transactions

In 2012, Aurora Capital LLC provided investment banking services to Pier, a company that the Company acquired by merger on August 10, 2012 (see Note 4). For those services, on August 10, 2012 Aurora Capital LLC received 2,971,792 shares of the Company’s common stock in payment of its fee of $194,950. Both Arnold Lippa and Jeff Margolis, officers and directors of the Company since March 22, 2013, have indirect ownership interests in Aurora Capital LLC through interests held in its members.

The Company accrued $85,000 at March 31, 2013 as reimbursement for legal fees incurred by Aurora Capital LLC in conjunction with the removal of the Company’s prior Board of Directors on March 22, 2013 (see Note 2).

See Notes 6 and 9 for a description of transactions with Samyang, a significant stockholder of the Company and a lender to the Company.

11. Commitments and Contingencies

Pending or Threatened Legal Actions and Claims

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s financial statements with respect to such matters.

The Company’s former Vice President and Chief Financial Officer has asserted certain claims for compensation against the Company through the date of her resignation from the Company on October 26, 2012. The Company is engaged in negotiations with this former officer to resolve this matter in its entirety to avoid litigation, but there can be no assurances that the Company will be successful in such endeavor. To the extent that the former officer files a formal complaint or other legal claim against the Company, the Company intends to defend itself through the appropriate legal process and will consider all available options, including filing legal counter-claims. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at March 31, 2013.

Lease Commitment

On May 14, 2012, the Company executed a three-year lease for office space beginning June 1, 2012 at a monthly rate of $9,204. In March 2013, the Company vacated its operating facilities prior to the scheduled termination of the lease. In May 2013, a settlement with the landlord was reached and the lease was terminated (see Note 7).

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

12. Subsequent Events

Termination of University of California, Irvine License Agreements

On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its condensed consolidated financial statements at March 31, 2013.

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

Series G Preferred Stock Placement

On March 14, 2014, the Company filed a Certificate of Designation, Preferences, Rights and Limitations, (the “Certificate of Designation”) of its Series G Preferred Stock (“Series G Preferred Stock”) with the Secretary of State of the State of Delaware to amend the Company’s certificate of incorporation. The number of shares designated as Series G Preferred Stock is 1,700 (which shall not be subject to increase without the written consent of a majority of the holders of the Series G Preferred Stock or as otherwise set forth in the Certificate of Designation). The Stated Value of each share of Series G Preferred Stock is $1,000.

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

The Series G Preferred Stock shall be convertible, beginning 60 days after the last share of Series G Preferred Stock is issued in the Private Placement, at the option of the holder, into common stock at the applicable conversion price, at a rate determined by dividing the Stated Value of the shares of Series G Preferred Stock to be converted by the conversion price, subject to adjustments for stock dividends, splits, combinations and similar events as described in the form of Certificate of Designation. The stated value of the Series G Preferred Stock is $1,000 per share, and the fixed conversion price is $0.0033. Accordingly, at the option of the holder, each share of Series G Preferred Stock is convertible commencing on the date that is 60 calendar days after the date on which the last share of Series G Preferred Stock is issued pursuant to a Purchase Agreement, into 303,030 shares of common stock. In addition, the Company has the right to require the holders of the Series G Preferred Stock to convert such shares into common stock under certain enumerated circumstances as set forth in the Certificate of Designation.

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

On March 18, 2014, the Company entered into Securities Purchase Agreements with various accredited investors (the “Initial Purchasers”), pursuant to which the Company sold an aggregate of 753.22 shares of its Series G Preferred Stock for a purchase price of $1,000 per share, or an aggregate purchase price of $753,220. This financing represents the initial closing on a private placement of up to $1,500,000 (the “Private Placement”). The Initial Purchasers in this tranche of the Private Placement consisted of (i) Arnold S. Lippa, the Company’s Chairman, Chief Executive Officer and a member of the Company’s Board of Directors, who invested $250,000 for 250 shares of Series G Preferred Stock, and (ii) new, non-affiliated, accredited investors. Neither the Series G Preferred Stock nor the underlying shares of common stock have any registration rights.

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

The placement agents and selected dealers in connection with the second tranche of the Private Placement received cash fees of $3,465 as compensation and warrants totaling approximately 12% of the shares of common stock into which the Series G Preferred Stock may convert, exercisable for five years at a fixed price of $0.00396, which is 120% of the conversion price at which the Series G Preferred Stock may convert into the Company’s common stock. Aurora Capital LLC was one of the placement agents.

The stated value of the Series G Preferred Stock is $1,000 per share, and the fixed conversion price is $0.0033. Accordingly, at the option of the holder, each share of Series G Preferred Stock is convertible commencing on the date that is sixty calendar days after the date on which the last share of Series G Preferred Stock is issued pursuant to a Purchase Agreement, into 303,030 shares of common stock. The aggregate of 928.5 shares of Series G Preferred Stock sold in the Private Placement are convertible into a total of 281,363,634 shares of common stock. The Company had 144,041,556 shares of common stock, plus an additional 57,000,000 shares of common stock issued to management on April 14, 2014, issued and outstanding immediately prior to the closing of the Private Placement of Series G Preferred Stock described herein.

The warrants that the placement agents and selected dealers received in connection with the Private Placement represent the right to acquire 19,251,271 shares of common stock exercisable for five years at a fixed price of $0.00396, which is 120% of the conversion price at which the Series G Preferred Stock may convert into the Company’s common stock.

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

The shares of Series G Preferred Stock were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. The shares of Series G Preferred Stock and the Company’s common stock issuable upon conversion of the shares of Series G Preferred Stock have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

Convertible Note and Warrant Financing

On November 5, 2014, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with various accredited, non-affiliated investors (each, a “Purchaser”), pursuant to which the Company sold an aggregate principal amount of $238,500 of its (i) 10% Convertible Notes due September 15, 2015 (each a “Note”, and together, the “Notes”) and (ii) Warrants to purchase shares of common stock (the “Warrants”). This financing represents the initial closing on a private placement of up to $1,000,000, and the Company may close on one or more additional tranches of this private placement in the near future. Unless otherwise provided for in the Notes, the outstanding principal balance of each Note and all accrued and unpaid interest is due and payable in full on September 15, 2015. At any time, each Purchaser may elect, at its option and in its sole discretion, to convert the outstanding principal amount into a fixed number of shares of the Company’s common stock equal to the quotient obtained by dividing the outstanding principal amount by $0.035 (an aggregate of 6,814,286 shares), plus any accrued and unpaid interest under the Note, which is treated in the same manner as the outstanding principal amount. In the case of a Qualified Financing (as defined in the Purchase Agreement), the outstanding principal amount and accrued and unpaid interest under the Notes automatically convert into common stock at a common stock equivalent price of $0.035. In the case of an Acquisition (as defined in the Purchase Agreement), the Company may elect to either: (i) convert the outstanding principal amount and all accrued and unpaid interest under the Notes into shares of common stock or (ii) accelerate the maturity date of the Notes to the date of closing of the Acquisition. Each Warrant to purchase shares of common stock shall be exercisable into a fixed number of shares of common stock of the Company calculated as each Purchaser’s investment amount divided by $0.035 (an aggregate of 6,814,286 shares). The Warrants do not have any cashless exercise provisions and are exercisable through September 15, 2015 at a fixed price of $0.035 per share.

Placement agent fees, brokerage commissions, finder’s fees and similar payments were made in the form of cash and warrants to qualified referral sources in connection with the sale of the Notes and Warrants. A total of $16,695 of such fees was paid in cash, based on 7% of the aggregate principal amount of the Notes issued to such referral sources. The fees paid in warrants (the “Placement Agent Warrants”) consisted of 477,000 warrants, reflecting warrants for that number of shares equal to 7% of the number of shares of common stock into which the corresponding Notes are convertible. The Placement Agent Warrants have cashless exercise provisions and are exercisable through September 15, 2015 at a fixed price of $0.035 per share.

The Notes and Warrants were offered and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506 of Regulation D promulgated thereunder. The Notes and Warrants and the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

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

2014 Equity, Equity-Linked and Equity Derivative Incentive Plan

In connection with the Private Placement, effective March 18, 2014, the stockholders of the Company holding a majority of the votes to be cast on the issue approved the adoption of the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan (the “Plan”), which had been previously adopted by the Board of Directors of the Company, subject to stockholder approval. The Plan permits the grant of options and restricted stock with respect to up to 105,633,002 shares of common stock, in addition to stock appreciation rights and phantom stock, to directors, officers, employees, consultants and other service providers of the Company.

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

Settlement with the Institute for the Study of Aging

On September 2, 2014, the Company entered into a Release Agreement (the “Release Agreement”) with the Institute for the Study of Aging (the “Institute”) to settle an outstanding promissory note, dated May 30, 2000, issued by the Company in favor of the Institute for the principal amount of $247,300 (the “Note”), which was made pursuant to an Agreement to Accept Conditions of Loan Support, also dated May 30, 2000 (the “Loan Support Agreement”). At August 31, 2014, the amount owed under the Note, including accrued interest, was approximately $337,000. Pursuant to the terms of the Release Agreement, the Institute received 1,000,000 restricted shares of the Company’s common stock as settlement of all obligations of the Company under the Note and the Loan Support Agreement. Such common shares are “restricted securities” as defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and are not subject to any registration rights. The Release Agreement also includes a mutual release between the Company and the Institute, releasing each party from all claims up until the date of the Release Agreement.

University of Illinois 2014 Exclusive License Agreement

On June 27, 2014, the Company entered into an Exclusive License Agreement (the “2014 License Agreement”) with the University of Illinois whose material terms were similar to the License Agreement between the parties that had been previously terminated on March 21, 2013. The 2014 License Agreement became effective on September 18, 2014, upon the completion of certain conditions set forth in the 2014 License Agreement, including (i) the payment by the Company of a $25,000 licensing fee, (ii) the payment by the Company of certain outstanding patent costs (not to exceed $16,000), and (iii) the assignment to the University of Illinois of certain rights the Company holds in certain patent applications. In exchange for certain milestone and royalty payments, the 2014 License Agreement granted the Company (i) exclusive rights to several issued and pending patents in numerous jurisdictions and (ii) the non-exclusive right to certain technical information that is generated by the University of Illinois in connection with certain clinical trials as specified in the 2014 License Agreement, all of which relate to the use of cannabinoids for the treatment of sleep related breathing disorders. The Company is developing dronabinol (Δ9-tetrahydrocannabinol), a cannabinoid, for the treatment of OSA, the most common form of sleep apnea.

Appointment of New Directors

On September 3, 2014, James Sapirstein and Kathryn MacFarlane were appointed as new directors of the Company. These two new directors are considered to be independent directors. In connection with those appointments and in conformity with its corporate policy of indemnifying all directors and officers, the Board of Directors also agreed at that time to enter into indemnification agreements for all directors and officers of the Company, namely, each existing director of the Company, Arnold S. Lippa, Jeff E. Margolis, and Robert N. Weingarten, each of whom is also an officer of the Company, and with the two new directors. Pursuant to the indemnity agreements, the Company will indemnify each director or officer when such individual is a party or threatened to become a party, by virtue of being a director or officer of the Company, from the costs and expenses, fines and certain other amounts in connection with certain proceedings, including proceedings in the right of the Company, so long as such director or officer acted in good faith and reasonably believed that such actions were in the best interests of the Company.

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

In connection with the appointment of Dr. Greer as Chairman of the Company’s Scientific Advisory Board on September 18, 2014, the Board of Directors awarded 2,000,000 shares of common stock of the Company to Dr. Greer, (through his wholly-owned consulting company, Progress Scientific, Inc.), vesting 25% upon appointment, 25% on September 30, 2014, 25% on December 31, 2014, and 25% on March 31, 2015. This award was made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan.

Appointment of Senior Vice President of Research and Development

Richard Purcell was appointed as the Company’s Senior Vice President of Research and Development effective October 15, 2014. Mr. Purcell’s commitment to the Company is for 30 hours per week in order to allow him to comply with his previous professional commitments. Mr. Purcell provides his services to the Company through his consulting firm, DNA Healthlink, Inc., with which the Company has contracted for his services.

National Institute on Drug Abuse Grant

On September 18, 2014, the Company entered into a contract with the National Institute on Drug Abuse, which is a division of the National Institutes of Health.  The funding is a Phase 1 award granted under the Small Business Innovation Research Funding Award Program.  The purpose of the project is to determine the most useful injectable route of administration for CX1942, the Company’s proprietary, soluble ampakine molecule, a potential rescue medication for drug-induced respiratory depression and lethality. The grant is entitled “Novel Treatment of Drug-Induced Respiratory Depression” and is valued at $148,583, which is to be paid in increments over the expected six-month duration of the study which commenced in October 2014. The study will measure the potency, latency to onset and duration of action of CX1942 administered to rats.  The data obtained from the study will be used to finalize preclinical studies in preparation for initiating Phase 1 clinical studies. The preclinical studies will be performed in collaboration with Dr. David Fuller of the University of Florida and Dr. John Greer of the University of Alberta.

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

On May 8, 2007, the Company entered into a license agreement, as subsequently amended, with the University of Alberta granting the Company exclusive rights to practice patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. These patents, along with the Company’s own patents claiming chemical structures, comprise the Company’s principal intellectual property supporting the Company’s research and clinical development program in the use of ampakines for the treatment of respiratory disorders. The Company has completed preclinical studies indicating that several of its ampakines, including CX717, CX1739 and CX1942, were efficacious in treating drug induced respiratory depression caused by opiates or certain anesthetics without offsetting the analgesic effects of the opiates or the anesthetic effects of the anesthetics. In two clinical Phase 2 studies, one of which was published in a peer-reviewed journal, CX717, a predecessor compound to CX1739 and CX1942, antagonized the respiratory depression produced by fentanyl, a potent narcotic, without affecting the analgesia produced by this drug. In addition, the Company has conducted a Phase 2A clinical study in which patients with sleep apnea were administered CX1739, the Company’s lead clinical compound. Preliminary results suggested that CX1739 might have use for the treatment of central and mixed sleep apnea, but not obstructive sleep apnea.

In order to expand the Company’s respiratory disorders program, the Company acquired 100% of the issued and outstanding equity securities of Pier effective August 10, 2012 pursuant to an Agreement and Plan of Merger, as described below.

Loan from SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 US dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“Samyang”), an approximately 20% common stockholder of the Company at that time. The note accrues simple interest at the rate of 12% per annum and has a maturity date of June 25, 2013, although Samyang was permitted to demand early repayment of the promissory note on or after December 25, 2012. Samyang did not demand early repayment. The Company has not made any payments on the promissory note.  At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although Samyang had not issued a notice of default or a demand for repayment. The Company believes that Samyang is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default.  The Company and Samyang anticipate entering into discussions with a view toward a comprehensive resolution of the aforementioned matters.

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

The License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment. New management subsequently opened negotiations with the University of Illinois, as a result of which the Company ultimately entered into a new license agreement with the University of Illinois on June 27, 2014 whose material terms were similar to the License Agreement that had been terminated on March 21, 2013.

Additional information with respect to the Pier transaction, including the impairment of the License Agreement that resulted in the Company recording an impairment charge to operations of $3,321,678 at December 31, 2012, is included in Notes 4 and 5 to the Company’s condensed consolidated financial statements for the three months ended March 31, 2013 and 2012, which is included elsewhere in this document.

Significant Developments Subsequent to March 31, 2013

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

Series G Preferred Stock Placement

On March 14, 2014, the Company filed a Certificate of Designation, Preferences, Rights and Limitations, (the “Certificate of Designation”) of its Series G Preferred Stock (“Series G Preferred Stock”) with the Secretary of State of the State of Delaware to amend the Company’s certificate of incorporation. The number of shares designated as Series G Preferred Stock is 1,700 (which shall not be subject to increase without the written consent of a majority of the holders of the Series G Preferred Stock or as otherwise set forth in the Certificate of Designation). The Stated Value of each share of Series G Preferred Stock is $1,000.

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

The Series G Preferred Stock shall be convertible, beginning 60 days after the last share of Series G Preferred Stock is issued in the Private Placement, at the option of the holder, into common stock at the applicable conversion price, at a rate determined by dividing the Stated Value of the shares of Series G Preferred Stock to be converted by the conversion price, subject to adjustments for stock dividends, splits, combinations and similar events as described in the form of Certificate of Designation. The stated value of the Series G Preferred Stock is $1,000 per share, and the fixed conversion price is $0.0033. Accordingly, at the option of the holder, each share of Series G Preferred Stock is convertible commencing on the date that is 60 calendar days after the date on which the last share of Series G Preferred Stock is issued pursuant to a Purchase Agreement, into 303,030.3 shares of common stock. In addition, the Company has the right to require the holders of the Series G Preferred Stock to convert such shares into common stock under certain enumerated circumstances set forth in the Certificate of Designation.

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

On March 18, 2014, the Company entered into Securities Purchase Agreements with various accredited investors (the “Initial Purchasers”), pursuant to which the Company sold an aggregate of 753.22 shares of its Series G Preferred Stock for a purchase price of $1,000 per share, or an aggregate purchase price of $753,220. This financing represents the initial closing on a private placement of up to $1,500,000 (the “Private Placement”). The Initial Purchasers in this tranche of the Private Placement consisted of (i) Arnold S. Lippa, the Company’s Chairman, Chief Executive Officer and a member of the Company’s Board of Directors, who had not previously owned common stock in the Company and who invested $250,000 for 250 shares of Series G Preferred Stock, and (ii) new, non-affiliated, accredited investors. Neither the Series G Preferred Stock nor the underlying shares of common stock have any registration rights.

The placement agents and selected dealers in connection with the initial tranche of the Private Placement received cash fees totaling $3,955 as compensation and warrants totaling approximately 5.6365% of the shares of common stock into which the Series G Preferred Stock may convert, exercisable for five years at a fixed price of $0.00396, which is 120% of the conversion price at which the Series G Preferred Stock may convert into the Company’s common stock. Aurora Capital LLC was one of the placement agents.

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

The placement agents and selected dealers in connection with the second tranche of the Private Placement received cash fees of $3,465 as compensation and warrants totaling approximately 12% of the shares of common stock into which the Series G Preferred Stock may convert, exercisable for five years at a fixed price of $0.00396, which is 120% of the conversion price at which the Series G Preferred Stock may convert into the Company’s common stock. Aurora Capital LLC was one of the placement agents.

The stated value of the Series G Preferred Stock is $1,000 per share, and the fixed conversion price is $0.0033. Accordingly, at the option of the holder, each share of Series G Preferred Stock is convertible commencing on the date that is sixty calendar days after the date on which the last share of Series G Preferred Stock is issued pursuant to a Purchase Agreement, into 303,030.3 shares of common stock. The aggregate of 928.5 shares of Series G Preferred Stock sold in the Private Placement are convertible into a total of 281,363,634 shares of common stock. The Company had 144,041,556 shares of common stock, plus an additional 57,000,000 shares of common stock issued to management on April 14, 2014, issued and outstanding immediately prior to the closing of the Private Placement of Series G Preferred Stock described herein.

The warrants that the placement agents and selected dealers received in connection with the Private Placement represent the right to acquire 19,251,271 shares of common stock exercisable for five years at a fixed price of $0.00396, which is 120% of the conversion price at which the Series G Preferred Stock may convert into the Company’s common stock.

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

Convertible Note and Warrant Financing

On November 5, 2014, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with various accredited, non-affiliated investors (each, a “Purchaser”), pursuant to which the Company sold an aggregate principal amount of $238,500 of its (i) 10% Convertible Notes due September 15, 2015 (each a “Note”, and together, the “Notes”) and (ii) Warrants to purchase shares of common stock (the “Warrants”). This financing represents the initial closing on a private placement of up to $1,000,000, and the Company may close on one or more additional tranches of this private placement in the near future. Unless otherwise provided for in the Notes, the outstanding principal balance of each Note and all accrued and unpaid interest is due and payable in full on September 15, 2015. At any time, each Purchaser may elect, at its option and in its sole discretion, to convert the outstanding principal amount under the Note into a fixed number of shares of the Company’s common stock equal to the quotient obtained by dividing the outstanding principal amount by $0.035 (an aggregate of 6,814,286 shares), plus any accrued and unpaid interest under the Note, which is treated in the same manner as the outstanding principal amount. In the case of a Qualified Financing (as defined in the Purchase Agreement), the outstanding principal amount and accrued and unpaid interest under the Notes automatically convert into common stock at a common stock equivalent price of $0.035. In the case of an Acquisition (as defined in the Purchase Agreement), the Company may elect to either: (i) convert the outstanding principal amount and all accrued and unpaid interest under the Notes into shares of common stock or (ii) accelerate the maturity date of the Notes to the date of closing of the Acquisition. Each Warrant to purchase shares of common stock shall be exercisable into a fixed number of shares of common stock of the Company calculated as each Purchaser’s investment amount divided by $0.035 (an aggregate of 6,814,286 shares). The Warrants do not have any cashless exercise provisions and are exercisable through September 15, 2015 at a fixed price of $0.035 per share.

Placement agent fees, brokerage commissions, finder’s fees and similar payments were made in the form of cash and warrants to qualified referral sources in connection with the sale of the Notes and Warrants. A total of $16,695 of such fees was paid in cash, based on 7% of the aggregate principal amount of the Notes issued to such referral sources. The fees paid in warrants (the “Placement Agent Warrants”) consisted of 477,000 warrants, reflecting warrants for that number of shares equal to 7% of the number of shares of common stock into which the corresponding Notes are convertible. The Placement Agent Warrants have cashless exercise provisions and are exercisable through September 15, 2015 at a fixed price of $0.035 per share.

The Notes and Warrants were offered and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506 of Regulation D promulgated thereunder. The Notes and Warrants and the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

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

University of Illinois 2014 Exclusive License Agreement

On June 27, 2014, the Company entered into an Exclusive License Agreement (the “2014 License Agreement”) with the University of Illinois whose material terms were similar to the License Agreement between the parties that had been previously terminated on March 21, 2013. The 2014 License Agreement became effective on September 18, 2014, upon the completion of certain conditions set forth in the 2014 License Agreement, including (i) the payment by the Company of a $25,000 licensing fee, (ii) the payment by the Company of certain outstanding patent costs (not to exceed $16,000), and (iii) the assignment to the University of Illinois of certain rights the Company holds in certain patent applications. In exchange for certain milestone and royalty payments, the 2014 License Agreement granted the Company (i) exclusive rights to several issued and pending patents in numerous jurisdictions and (ii) the non-exclusive right to certain technical information that is generated by the University of Illinois in connection with certain clinical trials as specified in the 2014 License Agreement, all of which relate to the use of cannabinoids for the treatment of sleep related breathing disorders. The Company is developing dronabinol (Δ9-tetrahydrocannabinol), a cannabinoid, for the treatment of OSA, the most common form of sleep apnea.

Settlement with the Institute for the Study of Aging

On September 2, 2014, the Company entered into a Release Agreement (the “Release Agreement”) with the Institute for the Study of Aging (the “Institute”) to settle an outstanding promissory note, dated May 30, 2000, issued by the Company in favor of the Institute for the principal amount of $247,300 (the “Note”), which was made pursuant to an Agreement to Accept Conditions of Loan Support, also dated May 30, 2000 (the “Loan Support Agreement”). At August 31, 2014, the amount owed under the Note, including accrued interest, was approximately $337,000. Pursuant to the terms of the Release Agreement, the Institute received 1,000,000 restricted shares of the Company’s common stock as settlement of all obligations of the Company under the Note and the Loan Support Agreement. Such common shares are “restricted securities” as defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and are not subject to any registration rights. The Release Agreement also includes a mutual release between the Company and the Institute, releasing each party from all claims up until the date of the Release Agreement.

Appointment of New Directors

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

Appointment of Senior Vice President of Research and Development

Richard Purcell was appointed as the Company’s Senior Vice President of Research and Development effective October 15, 2014. Mr. Purcell’s commitment to the Company is for 30 hours per week in order to allow him to comply with his previous professional commitments. Mr. Purcell provides his services to the Company through his consulting firm, DNA Healthlink, Inc., with which the Company has contracted for his services.

National Institute on Drug Abuse Grant

On September 18, 2014, the Company entered into a contract with the National Institute on Drug Abuse, which is a division of the National Institutes of Health.  The funding is a Phase 1 award granted under the Small Business Innovation Research Funding Award Program.  The purpose of the project is to determine the most useful injectable route of administration for CX1942, the Company’s proprietary, soluble ampakine molecule, a potential rescue medication for drug-induced respiratory depression and lethality. The grant is entitled “Novel Treatment of Drug-Induced Respiratory Depression” and is valued at $148,583, which is to be paid in increments over the expected six-month duration of the study which commenced in October 2014. The study will measure the potency, latency to onset and duration of action of CX1942 administered to rats.  The data obtained from the study will be used to finalize preclinical studies in preparation for initiating Phase 1 clinical studies. The preclinical studies will be performed in collaboration with Dr. David Fuller of the University of Florida and Dr. John Greer of the University of Alberta.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $837,386 for the three months ended March 31, 2013 and $7,572,244 for the fiscal year ended December 31, 2012, negative operating cash flows of $144,592 for the three months ended March 31, 2013 and $1,861,870 for the fiscal year ended December 31, 2012, and incurred additional net losses and negative operating cash flows in the remainder of the 2013 and 2014 fiscal years. The Company expects to continue to incur net losses and negative operating cash flows for several more years thereafter. As a result, management and the Company’s auditors believe that there is substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently, and has for some time, been in significant financial distress. It has limited cash resources and current assets and has no ongoing source of revenue. Beginning in late 2012, the Company’s business activities were reduced to minimal levels, and the prior Board of Directors of the Company, which was removed by the written consent of stockholders holding a majority of the outstanding shares on March 22, 2013, had retained bankruptcy counsel to assist the Company in preparations to file for liquidation under Chapter 7 of the United States Bankruptcy Code. New management, which was appointed during March and April 2013, has evaluated the status of numerous aspects of the Company’s existing business and obligations, including, without limitation, debt obligations, financial requirements, intellectual property, licensing agreements, legal and patent matters and regulatory compliance, and has raised new capital to fund its business activities.

From June 2013 through March 2014, the Company’s Chairman and Chief Executive Officer advanced short-term loans to the Company aggregating $150,000 in order to meet its minimum operating needs. In March and April 2014, the Company completed a private placement by selling 928.5 shares of its Series G Preferred Stock for gross proceeds of $928,500 (see Note 12) and repaid the aggregate advances. The Company’s Chairman and Chief Executive Officer invested $250,000 in the Series G Preferred Stock private placement. On November 5, 2014, the Company sold convertible notes (with warrants) in a private placement with an aggregate principal amount of $238,500 to various accredited, non-affiliated investors (see Note 12). The Company intends to continue this financing until it has sold an aggregate principal amount of $1,000,000 of such Notes, although there can be no assurances that the Company will be successful in this regard.

The Company will need to raise additional capital to be able to pay its liabilities and fund its business activities going forward. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08 (ASU 2014-08), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360). ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under ASU 2014-08, only disposals representing a strategic shift in operations or that have a major effect on the Company’s operations and financial results should be presented as discontinued operations. ASU 2014-08 is effective for annual periods beginning after December 15, 2014. As the Company is engaged in research and development activities, the Company does not expect the adoption of this guidance to have any impact on the Company’s financial statement presentation or disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. As the Company does not expect to have any operating revenues for the foreseeable future, the Company does not expect the adoption of this guidance to have any impact on the Company’s financial statement presentation or disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminated the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminated an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements – Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Concentration of Risk

The Company’s research and development efforts and potential products rely on licenses from research institutions and if the Company loses access to these technologies or applications, its business could be substantially impaired.

Under the Company’s agreements with The Regents of the University of California, the Company had exclusive rights to certain ampakine compounds for all applications for which the University had patent rights, other than endocrine modulation. The license securing these rights has since been terminated.

Under a patent license agreement with The Governors of the University of Alberta, the Company has exclusive rights to the use of certain ampakine compounds to prevent and treat respiratory depression induced by opiate analgesics, barbiturates and anesthetic and sedative agents.

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

Through the merger with Pier, the Company gained access to the License Agreement that Pier had entered into with the University of Illinois on October 10, 2007. The Pier License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of sleep related breathing disorders (including sleep apnea), of which dronabinol is a specific example of one type of cannabinoid. Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Dronabinol is currently approved by the FDA and is sold generically for use in refractory chemotherapy-induced nausea and vomiting, as well as for anorexia in patients with AIDS. Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with obstructive sleep apnea. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol. The Pier License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment and on June 27, 2014, the Company entered into a new license agreement with the University of Illinois whose material terms were similar to the Pier License Agreement that had been terminated. If the Company is unable to comply with the terms of the new license agreement, such as required payments thereunder, the Company risks the new license agreement being terminated.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s condensed consolidated financial statements.

License Agreement

The License Agreement with the University of Illinois acquired in the Pier transaction was an acquired intangible asset recorded at cost of $3,411,157 (based on the fair value ascribed to the License Agreement in August 2012) and was being amortized on a straight-line basis over the remaining life of its underlying patents of 172 months from the date of acquisition.

Due to the Company’s inability to make a required payment under the License Agreement of $75,000 at December 31, 2012, the Company determined that the carrying value of the License Agreement had no expected future value and was therefore impaired at such date. Accordingly, the Company recorded an impairment charge to operations of $3,321,678 at December 31, 2012 to write-off the License Agreement.

Research Grant Revenue

The Company records research grant revenues when the expenses related to the grant projects are incurred. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research, to the extent that such amounts are expended in accordance with the approved grant project.

Research and Development

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s treatments and product candidates.

Research and development costs are expensed as incurred over the life of the underlying contracts on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. Payments made pursuant to research and development contracts are initially recorded as advances on research and development contract services in the Company’s balance sheet and then charged to research and development costs in the Company’s statement of operations as those contract services are performed. Expenses incurred under research and development contracts in excess of amounts advanced are recorded as research and development contract liabilities in the Company’s balance sheet, with a corresponding charge to research and development costs in the Company’s statement of operations. The Company reviews the status of its research and development contracts on a quarterly basis.

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred.

Stock-Based Compensation

The Company periodically issues stock options to officers, directors and consultants for services rendered. Options vest and expire according to terms established at the grant date.

The Company accounts for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards. The Company accounts for stock-based payments to consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Options granted to members of the Company’s Scientific Advisory Board and to outside consultants are revalued each reporting period to determine the amount to be recorded as an expense in the respective period. As the options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the then current value on the date of vesting.

The fair value of stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the security as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award. Estimated volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recognizes the fair value of stock-based compensation awards in general and administrative costs and in research and development costs, as appropriate, in the Company’s statement of operations.

The Company issues new shares to satisfy stock option exercises.

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

Results of Operations

Three Months Ended March 31, 2013 and 2012

Revenues. The Company had no revenues during the three months ended March 31, 2013 and 2012.

General and Administrative. For the three months ended March 31, 2013, general and administrative expenses were $759,289, an increase of $27,916 or approximately 4%, as compared to $731,373 for the three months ended March 31, 2012. The increase in general and administrative expenses for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, is primarily the result of accrued severance costs of $585,000 relating to the termination of certain corporate officers in March 2013, offset by cost reductions realized during the quarter as a result of the Company’s efforts to reduce facility and personnel costs, which had begun in May 2012. General and administrative expenses for the three months ended March 31, 2013 included an accrual of $85,000 for the reimbursement of legal fees incurred by Aurora Capital LLC in conjunction with the removal of the Company’s old Board of Directors on March 22, 2013.

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

Commencing in October 2012, the Company ceased payment of all salaries and consulting fees, and by March 31, 2013, all officers, management and employees had either resigned or been terminated.

For the three months ended March 31, 2013 and 2012, stock-based compensation costs included in general and administrative expenses were $-0- and $13,206, respectively.

Research and Development. For the three months ended March 31, 2013, research and development expenses were $83,928, a decrease of $119,053 or approximately 59%, as compared to $202,981 for the three months ended March 31, 2012. The decrease in research and development expenses for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, reflects the Company’s efforts to reduce facility, personnel costs, outside experts and consultants, which had begun in May 2012.

The research and development costs incurred during the three months ended March 31, 2013 consisted of costs related to the UCI license agreements and other patent costs and legal fees, reduced by a reversal of previously accrued patent legal fees of approximately $20,000.

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

Commencing in October 2012, the Company ceased payment of all salaries and consulting fees, and by March 31, 2013, all officers, management and employees had either resigned or been terminated.

For the three months ended March 31, 2013 and 2012, stock-based compensation costs included in research and development expenses were $-0- and $3,513, respectively.

Interest Income. Interest income was $-0- for the three months ended March 31, 2013, as compared to $57 for the three months ended March 31, 2012.

Interest Expense. During the three months ended March 31, 2013, interest expense was $15,037 (including $11,993 to Samyang, a related party), an increase of $14,032, as compared to $1,005 for the three months ended March 31, 2012. The increase consisted primarily of accrued interest of $11,993 on the Company’s note payable to Samyang, which had been funded on June 25, 2012.

Foreign Currency Transaction Loss. Foreign currency transaction gain was $20,868 for the three months ended March 31, 2013, reflecting the $399,774 loan from Samyang in June 2012 being denominated in the South Korean currency. There was no foreign currency transaction gain or loss for the three months ended March 31, 2012, as the loan from Samyang was funded in June 2012.

Gain on Sale of Assets. The Company realized a gain on sale of assets of $1,532 during the three months ended March 31, 2012. There were no gains or losses from the sale of assets during the three months ended March 31, 2013.

Net Loss. For the three months ended March 31, 2013, the Company incurred a net loss of $837,386, as compared to a net loss of $933,770 for the three months ended March 31, 2012.

Liquidity and Capital Resources – March 31, 2013

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $837,386 for the three months ended March 31, 2013 and $7,572,244 for the fiscal year ended December 31, 2012, negative operating cash flows of $144,592 for the three months ended March 31, 2013 and $1,861,870 for the fiscal year ended December 31, 2012, and incurred additional net losses from operations and negative operating cash flows in the remainder of the 2013 fiscal year and for the 2014 fiscal year. The Company expects to continue to incur net losses and negative operating cash flows for several more years thereafter. As a result, management and the Company’s auditors believe that there is substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2013, the Company had a working capital deficit of $3,858,626 as compared to working capital deficit of $3,021,240 at December 31, 2012, a decrease in working capital of $837,386 for the three months ended March 31, 2013. At March 31, 2013, the Company had cash and cash equivalents aggregating $7,587, as compared to $152,179 at December 31, 2012, a decrease of $144,592 for the three months ended March 31, 2013. The decrease in working capital and cash and cash equivalents during the three months ended March 31, 2013 was the result of cash utilized by the Company to fund its operating activities.

The Company is currently, and has for some time, been in significant financial distress. It has limited cash resources and current assets and has no ongoing source of revenue. Beginning in late 2012, the Company’s business activities were reduced to minimal levels, and the prior Board of Directors of the Company, which was removed by the written consent of stockholders holding a majority of the outstanding shares on March 22, 2013, had retained bankruptcy counsel to assist the Company in preparations to file for liquidation under Chapter 7 of the United States Bankruptcy Code. New management, which was appointed during March and April 2013, has evaluated the status of numerous aspects of the Company’s existing business and obligations, including, without limitation, debt obligations, financial requirements, intellectual property, licensing agreements, legal and patent matters and regulatory compliance, and has raised new capital to fund its business activities.

From June 2013 through March 2014, the Company’s Chairman and Chief Executive Officer advanced short-term loans to the Company aggregating $150,000 in order to meet its minimum operating needs. In March and April 2014, the Company completed a private placement by selling 928.5 shares of its Series G Preferred Stock for gross proceeds of $928,500 and repaid the aggregate advances. The Company’s Chairman and Chief Executive Officer invested $250,000 in the Series G Preferred Stock private placement. On November 5, 2014, the Company sold convertible notes (with warrants) in a private placement with an aggregate principal amount of $238,500 to various accredited, non-affiliated investors. The Company intends to continue this financing until it has sold an aggregate principal amount of $1,000,000 of such Notes, although there can be no assurances that the Company will be successful in this regard.

The Company will need to raise additional capital to be able to pay its liabilities and fund its business activities going forward. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

Operating Activities. For the three months ended March 31, 2013, operating activities utilized cash of $144,592, as compared to utilizing cash of $837,640 for the three months ended March 31, 2012, to support the Company’s ongoing operations, including research and development activities.

Investing Activities. There were no investing activities during the three months ended March 31, 2013. For the three months ended March 31, 2012, investing activities generated cash of $5,135 from sales of equipment.

Financing Activities. There were no financing activities during the three months ended March 31, 2013 and 2012.

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

On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at March 31, 2013.

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

Off-Balance Sheet Arrangements

At March 31, 2013, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in the reports that the Company files with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

The Company carried out an evaluation, under the supervision and with the participation of its management, consisting of its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In particular, the Company failed to complete and file its September 30, 2012 Quarterly Report on Form 10-Q and its December 31, 2012 Annual Report on Form 10-K, as well as its March 31, 2013 Quarterly Report on Form 10-Q, in a timely manner because the Company’s accounting and financial staff had resigned by October 26, 2012 and its financial and accounting systems had been shut-down at December 31, 2012.

However, as there was a change in the Company’s management in March and April 2013, new management has been focusing on developing replacement controls and procedures that are adequate to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Controls over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that a change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the end of the period covered in this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Under the direction of the Board of Directors, prior management, which had shut-down the Company and was preparing to cause it to file for liquidation under Chapter 7 of the United States Bankruptcy Code, was replaced on March 22, 2013 in conjunction with the change in control of the Board of Directors on that date. Since then, new management has instituted a program to reestablish the Company’s accounting and financial staff and install new accounting and internal control systems.

As described above, there were changes in the Company’s internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In response to such changes, the Company’s new management has retained accounting personnel, established accounting and internal control systems, addressed the preparation of delinquent financial statements, and been diligently working to bring delinquent SEC filings current as promptly as reasonably possible under the circumstances. However, as of the date of the filing of this Quarterly Report on Form 10-Q, the Company had not yet completed the process to establish adequate internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company’s former Vice President and Chief Financial Officer has asserted certain claims for compensation against the Company through the date of her resignation from the Company on October 26, 2012. The Company is engaged in negotiations with this former officer to resolve this matter in its entirety to avoid litigation, but there can be no assurances that the Company will be successful in such endeavor. To the extent that the former officer files a formal complaint or other legal claim against the Company, the Company intends to defend itself through the appropriate legal process and will consider all available options, including filing legal counter-claims. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at March 31, 2013.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements with respect to such matters.

Additional information with respect to certain legal matters is provided at “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Significant Developments Subsequent to March 31, 2013 – Debt Settlements.”

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 US dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“Samyang”), an approximately 20% common stockholder of the Company at that time. The note accrues simple interest at the rate of 12% per annum and has a maturity date of June 25, 2013, although Samyang was permitted to demand early repayment of the promissory note on or after December 25, 2012. Samyang did not demand early repayment. The Company has not made any payments on the promissory note.  At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although Samyang had not issued a notice of default or a demand for repayment. The Company believes that Samyang is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default.  The Company and Samyang anticipate entering into discussions with a view toward a comprehensive resolution of the aforementioned matters.

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

CORTEX PHARMACEUTICALS, INC.
(Registrant)

Date: November 24, 2014	By:	/s/ ARNOLD S. LIPPA
Arnold S. Lippa
President and Chief Executive Officer

Date: November 24, 2014	By:	/s/ ROBERT N. WEINGARTEN
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

