Form 10-Q
period 2013-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2014-12-15
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes [  ] No [X]

As of June 30, 2013, the Company had 144,041,556 shares of common stock, $0.001 par value, issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,570	$152,179
Deferred financing costs	13,328	—
Other current assets	15,090	17,002

Total current assets	53,988	169,181
Other	—	29,545

Total assets	$53,988	$198,726

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$1,769,030	$1,509,827
Accrued compensation and related expenses	1,480,264	885,180
Notes payable to Chairman, including accrued interest of $1	25,001	—
Notes payable to related party, including accrued interest of $49,460 and $25,340 at June 30, 2013 and December 31, 2012, respectively	456,503	465,392
Project advance, including accrued interest of $84,742 and $82,722 at June 30, 2013 and December 31, 2012, respectively	332,042	330,022

Total current liabilities	4,062,840	3,190,421

Commitments and contingencies (Note 11)

Stockholders’ deficiency:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.09812 per share: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 205,000,000; shares issued and outstanding: 144,041,556	144,041	144,041
Additional paid-in capital	125,183,892	125,183,892
Accumulated deficit	(129,358,488)	(128,341,331)

Total stockholders’ deficiency	(4,008,852)	(2,991,695)

Total liabilities and stockholders’ deficiency	$53,988	$198,726

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Grant revenues	$—	$48,309	$—	$48,309

Operating expenses:
General and administrative	104,229	594,798	863,768	1,326,171
Research and development	74,993	264,295	158,671	467,276
Pier merger-related costs	—	161,247	—	161,247
Gain on settlement of office lease	(1,990)	—	(1,990)	—

Total operating expenses	177,232	1,020,340	1,020,449	1,954,694

Loss from operations	(177,232)	(972,031)	(1,020,449)	(1,906,385)

Interest income	—	34	—	91

Interest expense, including $12,127 and $5,779 to related parties for the three months ended June 30, 2013 and 2012, respectively, and $24,120 and $5,779 to related parties for the six months ended June 30, 2013 and 2012, respectively	(14,680)	(7,885)	(29,717)	(8,890)
Foreign currency transaction gain (loss)	12,141	(10,420)	33,009	(10,420)
Loss on sale of assets	—	(4,705)	—	(3,173)

Net loss	$(179,771)	$(995,007)	$(1,017,157)	$(1,928,777)

Net loss per common share - Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding - Basic and diluted	144,041,556	85,623,663	144,041,556	85,623,663

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Six Months Ended June 30, 2013

	Series B Convertible Preferred Stock		Common Stock		Additional		Total
	Shares	Dollar Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance, December 31, 2012	37,500	$21,703	144,041,556	$144,041	$125,183,892	$(128,341,331)	$(2,991,695)
Net loss	—	—	—	—	—	(1,017,157)	(1,017,157)

Balance, June 30, 2013	37,500	$21,703	144,041,556	$144,041	$125,183,892	$(129,358,488)	$(4,008,852)

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,017,157)	$(1,928,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	13,843
Stock-based compensation costs	—	34,641
Gain on settlement of office lease	(1,990)	—
Foreign currency transaction (gain) loss	(33,009)	10,420
Amortization of capitalized financing costs	—	712
Amortization of discount on note payable	—	4,797
Loss on sale of assets	—	3,173
Changes in operating assets and liabilities:
(Increase) decrease in -
Restricted cash	—	48,309
Other current assets	1,912	38,242
Other non-current assets	29,545	(20,656)
Increase (decrease) in -
Accounts payable and accrued expenses	261,193	339,176
Accrued compensation and related expenses	595,084	108,079
Unearned revenue	—	(48,309)
Deferred rent	—	(64,445)
Accrued interest payable	26,141	2,830

Net cash used in operating activities	(138,281)	(1,457,965)

Cash flows from investing activities:
Proceeds from sales of equipment	—	6,785
Purchases of furniture and equipment	—	(5,293)

Net cash provided by investing activities	—	1,492

Cash flows from financing activities:
Proceeds from issuance of notes payable	25,000	399,774
Deferred financing costs related to Series G preferred stock	(13,328)	—
Financing costs related to issuance of note payable	—	(21,370)

Net cash provided by financing activities	11,672	378,404

Cash and cash equivalents:
Net decrease	(126,609)	(1,078,069)
Balance at beginning of period	152,179	1,610,945
Balance at end of period	$25,570	$532,876

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Six Months Ended June 30, 2013 and 2012

1. Basis of Presentation

The condensed consolidated financial statements of Cortex Pharmaceuticals, Inc. (“Cortex”) and its wholly-owned subsidiary, Pier Pharmaceuticals, Inc. (“Pier”) (collectively referred to herein as the “Company”, unless the context indicates otherwise), at June 30, 2013 and for the three months and six months ended June 30, 2013 and 2012, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the consolidated financial position of the Company as of June 30, 2013, the results of its consolidated operations for the three months and six months ended June 30, 2013 and 2012, and its consolidated cash flows for the six months ended June 30, 2013 and 2012. Consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed consolidated balance sheet at December 31, 2012 has been derived from the Company’s audited consolidated financial statements at such date.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC.

2. Organization and Business Operations

Business

Cortex was formed in 1987 to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. In 2011, prior management conducted a re-evaluation of Cortex’s strategic focus and determined that clinical development in the area of respiratory disorders, particularly respiratory depression and sleep apnea, provided the most cost-effective opportunities for potential rapid development and commercialization of Cortex’s compounds. Accordingly, Cortex narrowed its clinical focus at that time and abandoned other avenues of scientific inquiry. This re-evaluation provided the impetus for Cortex’s acquisition of Pier in August 2012 (see Note 4).

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

At December 31, 2012, the Company was not in compliance with its minimum annual payment obligations and believed that this default constituted a termination of the license agreements. On April 15, 2013, UCI notified the Company that these license agreements were terminated due to the Company’s failure to make its obligatory payments. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current or future drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at June 30, 2013.

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

The License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment (see Note 5). New management subsequently opened negotiations with the University of Illinois, as a result of which the Company ultimately entered into a new license agreement with the University of Illinois on June 27, 2014, the material terms of which were similar to the License Agreement that had been terminated on March 21, 2013 (see Note 12).

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,017,157 for the six months ended June 30, 2013 and $7,572,244 for the fiscal year ended December 31, 2012, negative operating cash flows of $138,281 for the six months ended June 30, 2013 and $1,861,870 for the fiscal year ended December 31, 2012, and incurred additional net losses and negative operating cash flows in the remainder of the 2013 and 2014 fiscal years. The Company expects to continue to incur net losses and negative operating cash flows for several more years thereafter. As a result, management and the Company’s auditors believe that there is substantial doubt about the Company’s ability to continue as a going concern.

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

From June 2013 through March 2014, the Company’s Chairman and Chief Executive Officer advanced short-term loans to the Company aggregating $150,000 in order to meet its minimum operating needs. In March and April 2014, the Company completed a private placement by selling 928.5 shares of its Series G Preferred Stock for gross proceeds of $928,500 (see Note 12) and repaid the aggregate advances. The Company’s Chairman and Chief Executive Officer invested $250,000 in the Series G Preferred Stock private placement. On November 5, 2014 and December 9, 2014, the Company sold convertible notes (with warrants) in an aggregate principal amount of $238,500 and $46,000, respectively, to various accredited investors. The purchasers consisted of non-affiliated investors (see Note 12). The Company intends to continue this financing until it has sold an aggregate principal amount of $1,000,000 of such notes, although there can be no assurances that the Company will be successful in this regard.

The Company will need to raise additional capital, either through the current financing or otherwise, or both, to be able to pay its liabilities and fund its business activities going forward. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

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

Deferred and Capitalized Financing Costs

Costs incurred in connection with ongoing financing activities, including legal and other professional fees, cash finders and placement agent fees, and escrow agent fees, are deferred until the related financing is either completed or abandoned. Costs related to abandoned financings are charged to operations.

Costs related to completed debt financings are capitalized on the balance sheet and amortized over the term of the related debt agreements.  Amortization of these costs is calculated on the straight-line basis, which approximates the effective interest method, and is charged to interest expense in the condensed consolidated statement of operations.  Costs related to completed equity financings are charged directly to additional paid-in capital.

Deferred financing costs, net of accumulated amortization, included in the condensed consolidated balance sheet at June 30, 2013 and December 31, 2012 were $13,328 and $-0-, respectively.

Furniture and Equipment

Furniture and equipment are recorded at cost and depreciated on a straight-line basis over the lesser of their estimated useful lives, ranging from three to five years.

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

The Company performed an impairment assessment of the carrying value of the License Agreement as of December 31, 2012 and determined that it had no expected future value at that date. The Company made this determination because it was unable to make a $75,000 payment due under the License Agreement at December 31, 2012, as a result of which the License Agreement was forfeited during the three months ended March 31, 2013. The Company recorded an impairment charge to operations of $3,321,678 at December 31, 2012 to write off the carrying value of the License Agreement (see Note 5).

Research Grant Revenues

The Company records research grant revenues when the expenses related to the grant projects are incurred. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research, to the extent that such amounts are expended in accordance with the approved grant project.

Stock-Based Compensation

The Company periodically issues common stock and stock options to officers, directors and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

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

The fair value of stock options is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the security as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award. Estimated volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of common stock is determined by reference to the quoted market price of the Company’s common stock.

The Company recognizes the fair value of stock-based compensation in general and administrative costs and in research and development costs, as appropriate, in the Company’s statement of operations.

The Company issues new shares to satisfy stock option exercises.

There were no stock options issued or exercised during the six months ended June 30, 2013 and 2012.

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

As of June 30, 2013, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

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

The Company is currently delinquent with respect to certain of its U.S. federal and applicable states income tax filings and no potential penalties, interest or other charges have been provided for in the Company’s consolidated financial statements because no income was generated during those periods.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the six months ended June 30, 2013 and 2012.

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

At June 30, 2013 and 2012, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2013	2012
Convertible preferred stock	3,679	3,679
Warrants	5,691,367	22,739,759
Stock options	5,166,668	10,730,856
Total	10,861,714	33,474,294

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

4. Merger with Pier Pharmaceuticals, Inc.

On August 10, 2012, pursuant to an Agreement and Plan of Merger by and among Pier, a privately-held corporation, Pier Acquisition Corp., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of Cortex, and Cortex, Merger Sub merged with and into Pier and Pier became a wholly-owned subsidiary of Cortex. Pier was formed in June 2007 (under the name SteadySleep Rx Co.) as a clinical stage pharmaceutical company to develop a pharmacologic treatment for the respiratory disorder known as obstructive sleep apnea and had been engaged in research and clinical development activities since formation. As a result, Cortex acquired 100% of the issued and outstanding equity securities of Pier.

In connection with the merger transaction with Pier, Cortex issued 58,417,893 newly issued shares of its common stock with an aggregate fair value of $3,271,402 ($0.056 per share), based upon the closing price of Cortex’s common stock on August 10, 2012. The shares of common stock were issued to stockholders, convertible note holders, warrant holders, option holders, and certain employees and vendors of Pier in satisfaction of their interests and claims. The common stock issued by Cortex represented approximately 41% of the 144,041,556 common shares outstanding immediately following the closing of the transaction.

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

Pursuant to the terms of the transaction, Cortex agreed to issue contingent consideration, consisting of up to approximately 18,300,000 additional shares of common stock, to Pier’s former security holders and certain parties that received the Company’s common stock as part of the Pier transaction if certain of the Company’s stock options and warrants outstanding immediately prior to the closing of the merger were subsequently exercised. In the event that such contingent shares were issued, the ownership percentage of Pier’s former security holders and other parties, following their receipt of such additional shares, could not exceed their ownership percentage as of the initial transaction date.

The stock options and warrants outstanding at June 30, 2012 were all out-of-the-money on August 10, 2012. During late July and early August 2012, the Company issued options to officers and directors at that time to purchase a total of 7,361,668 shares of common stock exercisable for ten years at $0.06 per share (see Note 9). By October 1, 2012, these options were also out-of-the-money and continued to be out-of-the-money through June 30, 2013. All of the aforementioned options and warrants became increasingly out-of-the-money as December 31, 2012 approached (with most options and warrants being out of the money by multiples of the exercise price at such date), reflecting the fact that the Company’s prospects were very negative. The Company was unable to raise operating capital subsequent to its acquisition of Pier, had run out of working capital and essentially ceased business operations during the fourth quarter of 2012, had not filed its September 30, 2012 Form 10-Q Quarterly Report with the U.S. Securities and Exchange Commission due on November 14, 2012, had accepted the resignations of most of its officers and directors, and had prepared to shut-down and liquidate. There were no stock options or warrants exercised subsequent to August 10, 2012, and all of these stock options and warrants were out-of-the-money at June 30, 2013. As of June 30, 2013, approximately 3,200,000 contingent shares of common stock remained issuable under the Pier merger agreement due to forfeitures and expirations of stock options and warrants occurring since August 10, 2012.

Accordingly, the Company concluded that the issuance of any of the contingent stock consideration was remote, given the large spread between exercise prices of these stock options and warrants as compared to the common stock trading range, the expiration of most of the lower priced option and warrants within two years, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants have remained and have become increasingly out-of-the-money through June 30, 2013, and have continued to expire, as time passes. Accordingly, the Company considered the fair value of the contingent consideration to be immaterial and therefore did not ascribe any value to such contingent consideration; if any such shares are ultimately issued to the former Pier stockholders, the Company will recognize the fair value of such shares as a charge to operations.

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

The intangible asset acquired in the Pier transaction consisted of the License Agreement. Unless terminated earlier, the License Agreement would terminate upon expiration or termination of all patent rights. The License Agreement defined patent rights as all of the University of Illinois’ rights in the patents and patent applications, and (b) all of the University of Illinois’ rights in all divisions, continuations, continuation-in-part applications, reissues, renewals, re-examinations, foreign counterparts, substitutions or extensions thereof. Based upon the expiration date of the underlying patents, the License Agreement would be amortized on a straight-line basis over the remaining life of the underlying patents of 172 months from the date of acquisition.

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

The following pro forma operating data presents the results of operations for the three months and six months ended June 30, 2012, as if the merger had occurred on the first day of the period presented. The pro forma results are not necessarily indicative of the financial results that might have occurred had the merger transaction actually taken place on the first day of the period presented, or of future results of operations. Pro forma information for the three months and six months ended June 30, 2012 is summarized as follows:

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Total revenues	$48,309	$48,309
Net loss	$(968,831)	$(2,079,683)
Net loss per common share - Basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding - Basic and diluted	144,041,556	144,041,556

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

The License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment (see Note 5). New management subsequently opened negotiations with the University of Illinois, as a result of which the Company ultimately entered into a new license agreement with the University of Illinois on June 27, 2014, the material terms of which were similar to the License Agreement that had been terminated on March 21, 2013 (see Note 12).

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

At December 31, 2012, the Company determined that the License Agreement would be forfeited during the first quarter of the 2013 fiscal year. Accordingly, the License Agreement had no expected future value and was therefore impaired at December 31, 2012, as a result of which the Company recorded a charge to operations of $3,321,678 at December 31, 2012 (reflecting the remaining unamortized carrying value of the License Agreement at December 31, 2012).

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

6. Notes Payable

Note Payable to Related Party

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 US dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“Samyang”), an approximately 20% common stockholder of the Company at that time. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013, although Samyang was permitted to demand early repayment of the promissory note on or after December 25, 2012. Samyang did not demand early repayment. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although Samyang had not issued a notice of default or a demand for repayment. The Company believes that Samyang is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company anticipates entering into discussions with Samyang with a view toward a comprehensive resolution of the aforementioned matters.

Pursuant to the terms of this borrowing arrangement, Samyang was granted the right to designate a representative to serve on the Company’s Board of Directors, pursuant to which Samyang designated Moogak Hwang, Ph.D. as its representative. In this regard, the Company elected Dr. Hwang to its Board of Directors on August 3, 2012. Dr. Hwang resigned from the Company’s Board of Directors effective September 30, 2013.

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

The 36% value attributed to the warrant was amortized as additional interest expense over the life of the note. Additionally, financing costs aggregating $21,370 incurred in connection with the transaction were also amortized over the expected life of the note. In that repayment could be demanded after six months, that period was used as the expected life of the note payable for amortization purposes.

Note payable to Samyang consists of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	49,460	25,340
Foreign currency transaction adjustment	7,269	40,278
	$456,503	$465,392

Notes Payable to Chairman

On June 25, 2013, the Arnold Lippa Family Trust, an affiliate of Dr. Lippa, the Company’s Chairman and Chief Executive Officer, began advancing funds to the Company in order to meet minimum operating needs. At June 30, 2013, Dr. Lippa had advanced $25,000 to the Company. Such advances reached a maximum of $150,000 on March 3, 2014 and were due on demand, with interest at a rate per annum equal to the “Blended Annual Rate”, as published by the U.S. Internal Revenue Service, of approximately 0.22% for the period outstanding. In March 2014, the Company repaid the working capital advances, including accrued interest of $102, with the proceeds from the private placement of its Series G Preferred Stock (see Note 12).

7. Furniture, Equipment and Leasehold Improvements

During the year ended December 31, 2012, in connection with the downsizing of the Company’s operations, the Company disposed of furniture, equipment and leasehold improvements costing a total of $1,170,849. Of that amount, $835,077 and $898,731 occurred during the three months and six months ended June 30, 2012, respectively.

On May 14, 2012, the Company executed a three-year lease for office space beginning June 1, 2012 at a monthly rate of $9,204. During the three months ended December 31, 2012, the Company substantially vacated its operating facility and abandoned its furniture, equipment and leasehold improvements. In May 2013, the Company received notice that it had been sued in the Superior Court of California in a complaint filed on March 28, 2013 by its former landlord, PPC Irvine Center Investment, LLC, seeking among other things, $57,535 in past due rent, termination of the lease agreement, and reasonable attorney’s fees. On May 23, 2013, a settlement was reached with the landlord that provided for the Company to relinquish its security deposit in the amount of $29,545, transfer title to its remaining furniture, equipment and leasehold improvements, and pay an additional $26,000. The transfer of the Company’s furniture, equipment and leasehold improvements resulted in a loss of $39,126, which was recorded at December 31, 2012. During the three months and six months ended June 30, 2013, the Company recorded a gain of $1,990 with respect to the final disposition of this matter.

In order to estimate the fair value of the liability to be accrued with respect to the Company’s potential liability under the abandoned lease at December 31, 2012, the Company considered various factors, including the current lease rates for similar office space in Irvine, California, the desirability of the area to businesses, and the estimated time that it would take to find a new tenant for the office space. Taking these factors into account, the Company concluded that the potential rental income from a sublease of its operating facility would equal or exceed the Company’s remaining lease obligation. The Company also considered the negotiations with the landlord during May 2013, which indicated that a settlement for substantially less than the remaining payments under the lease was more likely than not to be successful.

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

Pursuant to the funding agreement, if the Company complied with certain conditions, including the completion of the MCI clinical trial, the Company would not be required to make any repayments unless and until the Company enters one of its ampakine compounds into a Phase 3 clinical trials for Alzheimer’s disease. Upon initiation of such clinical trials, repayment would include the principal amount plus accrued interest computed at a rate equal to one-half of the prime lending rate. In the event of repayment, the Institute could elect to receive the outstanding principal balance and any accrued interest thereon in shares of the Company’s common stock. The conversion price for such form of repayment was fixed at $4.50 per share and was subject to adjustment if the Company paid a dividend or distribution in shares of common stock, effected a stock split or reverse stock split, effected a reorganization or reclassification of its capital stock, or effected a consolidation or merger with or into another corporation or entity. Included in the condensed consolidated balance sheets is principal and accrued interest with respect to this funding agreement in the amount of $332,042 and $330,022 at June 30, 2013 and December 31, 2012, respectively.

The Company entered into an agreement with the Institute on September 2, 2014 to settle this obligation by issuing 1,000,000 shares of the Company’s restricted common stock (see Note 12). The note payable, including accrued interest, had an approximate balance of $337,000 on such date.

9. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2013 and December 31, 2012, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred”); 205,000 were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating”) and 3,507,500 shares were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

None of the 9% Preferred shares or the Series A Junior Participating shares were outstanding as of June 30, 2013 or December 31, 2012.

Series B Preferred shares outstanding as of June 30, 2013 and December 31, 2012 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, which is subject to adjustment under certain circumstances. As of June 30, 2013 and December 31, 2012, these shares of Series B Preferred outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred for $25,001, equivalent to $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

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

In connection with a private placement of debt on June 25, 2012, the Company issued to Samyang two-year detachable warrants to purchase 4,000,000 shares of the Company’s common stock at a fixed exercise price of $0.056 per share (see Note 6). The warrants had a call right for consideration of $0.001 per share, in favor of the Company, to the extent that the weighted average closing price of the Company’s common stock exceeded $0.084 per share for each of ten consecutive trading days, subject to certain circumstances. The warrants expired unexercised in June 2014.

A summary of warrant activity for the six months ended June 30, 2013 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2012	12,357,884	0.182
Issued	—	—
Exercised	—	—
Expired	(6,666,517)	0.279
Warrants outstanding at June 30, 2013	5,691,367	$0.069	0.78

Warrants exercisable at December 31, 2012	12,357,884	$0.182
Warrants exercisable at June 30, 2013	5,691,367	$0.069	0.78

The exercise prices of common stock warrants outstanding and exercisable are as follows at June 30, 2013:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.056	4,000,000	4,000,000	June 25, 2014
$0.100	1,691,367	1,691,367	October 20, 2013

	5,691,367	5,691,367

Based on a fair market value of $0.06 per share on June 30, 2013, the intrinsic value attributed to exercisable but unexercised common stock warrants was $16,000 at June 30, 2013.

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

As of June 30, 2013, options to purchase an aggregate of 5,166,668 shares of common stock were exercisable under the Company’s stock option plans. During the six months ended June 30, 2013, the Company did not issue any options to purchase shares of common stock.

A summary of stock option activity for the six months ended June 30, 2013 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2012	10,754,155	0.557
Granted	—	—
Expired	—	—
Forfeited	(5,587,487)	1.018
Options outstanding at June 30, 2013	5,166,668	$0.060	9.12

Options exercisable at December 31, 2012	10,754,155	$0.557
Options exercisable at June 30, 2013	5,166,668	$0.060	9.12

As all stock options outstanding were fully vested at June 30, 2013, there is no compensation expense to be recognized in future periods with respect to such options.

The exercise prices of common stock options outstanding and exercisable were as follows at June 30, 2013:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.060	3,083,334	3,083,334	July 17, 2022
$0.060	2,083,334	2,083,334	August 10, 2022

	5,166,668	5,166,668

Based on a fair market value of $0.06 per share on June 30, 2013, there were no exercisable in-the-money stock options as of June 30, 2013.

For the three months ended June 30, 2013 and 2012, stock-based compensation costs included in the statements of operations consisted of general and administrative expenses of $-0- and $14,623, respectively, and research and development expenses of $-0- and $3,298, respectively. For the six months ended June 30, 2013 and 2012, stock-based compensation costs included in the statements of operations consisted of general and administrative expenses of $-0- and $27,829, respectively, and research and development expenses of $-0- and $6,811, respectively.

As of June 30, 2013, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred; 5,691,367 shares for issuance upon exercise of warrants; 5,166,668 shares for issuance upon exercise of outstanding stock options; 9,863,799 shares for issuance upon exercise of stock options available for future grant pursuant to the 2006 Plan; and 3,239,023 shares issuable as contingent shares pursuant to the Pier merger (see Note 4). The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

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

On March 31, 2013, the Company accrued $85,000 as reimbursement for legal fees incurred by Aurora Capital LLC in conjunction with the removal of the Company’s prior Board of Directors on March 22, 2013 (see Note 2).

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

The Company’s former Vice President and Chief Financial Officer has asserted certain claims for compensation against the Company through the date of her resignation from the Company on October 26, 2012. The Company is engaged in negotiations with this former officer to resolve this matter in its entirety to avoid litigation, but there can be no assurances that the Company will be successful in such endeavor. To the extent that the former officer files a formal complaint or other legal claim against the Company, the Company intends to defend itself through the appropriate legal process and will consider all available options, including filing legal counter-claims. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at June 30, 2013.

A former director of the Company, who joined the Company’s Board of Directors on August 10, 2012 in conjunction with the Pier transaction and who resigned from the Company’s Board of Directors on September 28, 2012, has asserted certain claims for consulting compensation against the Company. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at June 30, 2013.

Lease Commitment

On May 14, 2012, the Company executed a three-year lease for office space beginning June 1, 2012 at a monthly rate of $9,204. During the three months ended December 31, 2012, the Company substantially vacated its operating facility prior to the scheduled termination of the lease agreement in May 2015. In May 2013, a settlement with the landlord was reached and the lease was terminated (see Note 7).

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

On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its condensed consolidated financial statements at June 30, 2013.

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

Upon either (i) a Qualified Public Offering (as defined in the Certificate of Designation) or (ii) the affirmative vote of the holders of a majority of the Stated Value of the Series G Preferred Stock issued and outstanding, all outstanding shares of Series G Preferred Stock, plus all accrued or declared, but unpaid, dividends thereon, shall mandatorily be converted into such number of shares of common stock determined by dividing the Stated Value of such Series G Preferred Stock (together with the amount of any accrued or declared, but unpaid, dividends thereon) by the Conversion Price (as defined in the Certificate of Designation). If not earlier converted, the Series G Preferred Stock shall be redeemed by conversion on the two year anniversary of the date the last share of Series G Preferred Stock is issued in the Private Placement at the Conversion Price.

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

Convertible Note and Warrant Financing

On November 5, 2014, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with various accredited, non-affiliated investors (each, a “Purchaser”), pursuant to which the Company sold an aggregate principal amount of $238,500 of its (i) 10% Convertible Notes due September 15, 2015 (each a “Note”, and together, the “Notes”) and (ii) Warrants to purchase shares of common stock (the “Warrants”). This financing represents the initial closing on a private placement of up to $1,000,000, and the Company may close on one or more additional tranches of this private placement in the near future. Unless otherwise provided for in the Notes, the outstanding principal balance of each Note and all accrued and unpaid interest is due and payable in full on September 15, 2015. At any time, each Purchaser may elect, at its option and in its sole discretion, to convert the outstanding principal amount into a fixed number of shares of the Company’s common stock equal to the quotient obtained by dividing the outstanding principal amount by $0.035 (an aggregate of 6,814,286 shares), plus any accrued and unpaid interest, which is treated in the same manner as the outstanding principal amount. In the case of a Qualified Financing (as defined in the Purchase Agreement), the outstanding principal amount and accrued and unpaid interest under the Notes automatically convert into common stock at a common stock equivalent price of $0.035. In the case of an Acquisition (as defined in the Purchase Agreement), the Company may elect to either: (i) convert the outstanding principal amount and all accrued and unpaid interest under the Notes into shares of common stock or (ii) accelerate the maturity date of the Notes to the date of closing of the Acquisition. Each Warrant to purchase shares of common stock shall be exercisable into a fixed number of shares of common stock of the Company calculated as each Purchaser’s investment amount divided by $0.035 (an aggregate of 6,814,286 shares). The Warrants do not have any cashless exercise provisions and are exercisable through September 15, 2015 at a fixed price of $0.035 per share.

On December 9, 2014, a second closing for $46,000 was conducted under this financing.

Placement agent fees, brokerage commissions, finder’s fees and similar payments were made in the form of cash and warrants to qualified referral sources in connection with the sale of the Notes and Warrants. In connection with the initial closing, fees of $16,695 were paid in cash, based on 7% of the aggregate principal amount of the Notes issued to such referral sources, and the fees paid in warrants (the “Placement Agent Warrants”) consisted of 477,000 warrants, reflecting warrants for that number of shares equal to 7% of the number of shares of common stock into which the corresponding Notes are convertible. In connection with the second closing, fees of $700 were paid in cash and 20,000 Placement Agent Warrants were issued. The Placement Agent Warrants have cashless exercise provisions and are exercisable through September 15, 2015 at a fixed price of $0.035 per share. Aurora Capital LLC is acting as the placement agent for this financing.

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

Awards to Officers and Directors as Compensation

On April 14, 2014, the Board of Directors of the Company awarded a total of 57,000,000 shares of common stock of the Company, including awards of 15,000,000 shares to each of the Company’s three executive officers, who are also directors of the Company, and 12,000,000 shares to certain other parties, one of whom is an associated person of Aurora Capital LLC. These awards were made under the Plan and were awarded to those individuals on that date as compensation for services rendered through March 31, 2014. None of the officers or directors of the Company had received any cash compensation from the Company since joining the Company in March and April 2013, and there were no prior compensation arrangements with such individuals. The fair value of these stock awards will be charged to operations as stock-based compensation in the three months ended June 30, 2014.

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

In connection with the appointment of James Sapirstein and Kathryn MacFarlane as directors of the Company on September 3, 2014, the Board of Directors awarded an aggregate of 4,000,000 shares of common stock of the Company to the new directors, consisting of 2,000,000 shares to each new director, vesting 50% upon appointment to the Board of Directors, 25% on September 30, 2014 and 25% on December 31, 2014.

All of these awards were made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan.

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

University of Illinois 2014 Exclusive License Agreement

On June 27, 2014, the Company entered into an Exclusive License Agreement (the “2014 License Agreement”) with the University of Illinois, the material terms of which were similar to the License Agreement between the parties that had been previously terminated on March 21, 2013. The 2014 License Agreement became effective on September 18, 2014, upon the completion of certain conditions set forth in the 2014 License Agreement, including (i) the payment by the Company of a $25,000 licensing fee, (ii) the payment by the Company of certain outstanding patent costs (not to exceed $16,000), and (iii) the assignment to the University of Illinois of certain rights the Company holds in certain patent applications. In exchange for certain milestone and royalty payments, the 2014 License Agreement granted the Company (i) exclusive rights to several issued and pending patents in numerous jurisdictions and (ii) the non-exclusive right to certain technical information that is generated by the University of Illinois in connection with certain clinical trials as specified in the 2014 License Agreement, all of which relate to the use of cannabinoids for the treatment of sleep related breathing disorders. The Company is developing dronabinol (Δ9-tetrahydrocannabinol), a cannabinoid, for the treatment of OSA, the most common form of sleep apnea.

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

In connection with the appointment of Dr. Greer as Chairman of the Company’s Scientific Advisory Board on September 18, 2014, the Board of Directors awarded 2,000,000 shares of common stock of the Company to Dr. Greer (through his wholly-owned consulting company, Progress Scientific, Inc.), vesting 25% upon appointment, 25% on September 30, 2014, 25% on December 31, 2014, and 25% on March 31, 2015. This award was made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan.

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

National Institute on Drug Abuse Grant

On September 18, 2014, the Company entered into a contract with the National Institute on Drug Abuse, which is a division of the National Institutes of Health. The funding is a Phase 1 award granted under the Small Business Innovation Research Funding Award Program. The purpose of the project is to determine the most useful injectable route of administration for CX1942, the Company’s proprietary, soluble ampakine molecule, a potential rescue medication for drug-induced respiratory depression and lethality. The grant is entitled “Novel Treatment of Drug-Induced Respiratory Depression” and is valued at $148,583, which is to be paid in increments over the expected six-month duration of the study which commenced in October 2014. The study will measure the potency, latency to onset and duration of action of CX1942 administered to rats. The Company anticipates that the data obtained from the study will be used to finalize preclinical studies in preparation for initiating Phase 1 clinical studies. The preclinical studies will be performed in collaboration with Dr. David Fuller of the University of Florida and Dr. John Greer of the University of Alberta.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cortex Pharmaceuticals, Inc. (“Cortex”) was formed in 1987 to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. In 2011, prior management conducted a re-evaluation of Cortex’s strategic focus and determined that clinical development in the area of respiratory disorders, particularly respiratory depression and sleep apnea, provided the most cost-effective opportunities for potential rapid development and commercialization of Cortex’s compounds. Accordingly, Cortex narrowed its clinical focus at that time and abandoned other avenues of scientific inquiry. This re-evaluation provided the impetus for Cortex’s acquisition of Pier Pharmaceuticals, Inc. (“Pier”) in August 2012, as described below. Cortex and its wholly-owned subsidiary, Pier, are collectively referred to herein as the “Company”.

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

Loan from SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 US dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“Samyang”), an approximately 20% common stockholder of the Company at that time. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013, although Samyang was permitted to demand early repayment of the promissory note on or after December 25, 2012. Samyang did not demand early repayment. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although Samyang had not issued a notice of default or a demand for repayment. The Company believes that Samyang is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company anticipates entering into discussions with Samyang with a view toward a comprehensive resolution of the aforementioned matters.

Merger with Pier Pharmaceuticals, Inc.

Cortex acquired 100% of the issued and outstanding equity securities of Pier effective August 10, 2012 pursuant to an Agreement and Plan of Merger. Pier was formed in June 2007 (under the name SteadySleep Rx Co.) as a clinical stage pharmaceutical company to develop a pharmacologic treatment for the respiratory disorder known as obstructive sleep apnea and had been engaged in research and clinical development activities since formation.

In connection with the merger transaction with Pier, Cortex issued 58,417,893 newly issued shares of its common stock with an aggregate fair value of $3,271,402 ($0.056 per share), based upon the closing price of the Company’s common stock on August 10, 2012. The shares of common stock were issued to stockholders, convertible note holders, warrant holders, option holders, and certain employees and vendors of Pier in satisfaction of their interests and claims. The common stock issued by Cortex represented approximately 41% of the 144,041,556 common shares outstanding immediately following the closing of the transaction.

Through the merger, Cortex gained access to an Exclusive License Agreement, as amended (the “License Agreement”), that Pier had entered into with the University of Illinois on October 10, 2007. The License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids, of which dronabinol is a specific example, for the treatment of sleep related breathing disorders (including sleep apnea). Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with obstructive sleep apnea (“OSA”). In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol.

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

The intangible asset acquired in the Pier transaction consisted of the License Agreement. Unless terminated earlier, the License Agreement would terminate upon expiration or termination of all patent rights. The License Agreement defined patent rights as all of the University of Illinois’ rights in the patents and patent applications, and (b) all of the University of Illinois’ rights in all divisions, continuations, continuation-in-part applications, reissues, renewals, re-examinations, foreign counterparts, substitutions or extensions thereof. Based upon the expiration date of the underlying patents, the License Agreement would be amortized on a straight-line basis over the remaining life of the underlying patents of 172 months from the date of acquisition.

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

The License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment. New management subsequently opened negotiations with the University of Illinois, as a result of which the Company ultimately entered into a new license agreement with the University of Illinois on June 27, 2014, the material terms of which were similar to the License Agreement that had been terminated on March 21, 2013.

Additional information with respect to the Pier transaction, including the impairment of the License Agreement that resulted in the Company recording an impairment charge to operations of $3,321,678 at December 31, 2012, is included in Notes 4 and 5 to the Company’s condensed consolidated financial statements for the three months and six months ended June 30, 2013 and 2012, which is included elsewhere in this document.

Significant Developments Subsequent to June 30, 2013

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

Upon either (i) a Qualified Public Offering (as defined in the Certificate of Designation) or (ii) the affirmative vote of the holders of a majority of the Stated Value of the Series G Preferred Stock issued and outstanding, all outstanding shares of Series G Preferred Stock, plus all accrued or declared, but unpaid, dividends thereon, shall mandatorily be converted into such number of shares of common stock determined by dividing the Stated Value of such Series G Preferred Stock (together with the amount of any accrued or declared, but unpaid, dividends thereon) by the Conversion Price (as defined in the Certificate of Designation). If not earlier converted, the Series G Preferred Stock shall be redeemed by conversion on the two year anniversary of the date the last share of Series G Preferred Stock is issued in the Private Placement at the Conversion Price.

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

On December 9, 2014, a second closing for $46,000 was conducted under this financing.

Placement agent fees, brokerage commissions, finder’s fees and similar payments were made in the form of cash and warrants to qualified referral sources in connection with the sale of the Notes and Warrants. In connection with the initial closing, fees of $16,695 were paid in cash, based on 7% of the aggregate principal amount of the Notes issued to such referral sources, and the fees paid in warrants (the “Placement Agent Warrants”) consisted of 477,000 warrants, reflecting warrants for that number of shares equal to 7% of the number of shares of common stock into which the corresponding Notes are convertible. In connection with the second closing, fees of $700 were paid in cash and 20,000 Placement Agent Warrants were issued. The Placement Agent Warrants have cashless exercise provisions and are exercisable through September 15, 2015 at a fixed price of $0.035 per share. Aurora Capital LLC is acting as the placement agent for this financing.

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

University of Illinois 2014 Exclusive License Agreement

On June 27, 2014, the Company entered into an Exclusive License Agreement (the “2014 License Agreement”) with the University of Illinois, the material terms of which were similar to the License Agreement between the parties that had been previously terminated on March 21, 2013. The 2014 License Agreement became effective on September 18, 2014, upon the completion of certain conditions set forth in the 2014 License Agreement, including (i) the payment by the Company of a $25,000 licensing fee, (ii) the payment by the Company of certain outstanding patent costs (not to exceed $16,000), and (iii) the assignment to the University of Illinois of certain rights the Company holds in certain patent applications. In exchange for certain milestone and royalty payments, the 2014 License Agreement granted the Company (i) exclusive rights to several issued and pending patents in numerous jurisdictions and (ii) the non-exclusive right to certain technical information that is generated by the University of Illinois in connection with certain clinical trials as specified in the 2014 License Agreement, all of which relate to the use of cannabinoids for the treatment of sleep related breathing disorders. The Company is developing dronabinol (Δ9-tetrahydrocannabinol), a cannabinoid, for the treatment of OSA, the most common form of sleep apnea.

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

National Institute on Drug Abuse Grant

On September 18, 2014, the Company entered into a contract with the National Institute on Drug Abuse, which is a division of the National Institutes of Health. The funding is a Phase 1 award granted under the Small Business Innovation Research Funding Award Program. The purpose of the project is to determine the most useful injectable route of administration for CX1942, the Company’s proprietary, soluble ampakine molecule, a potential rescue medication for drug-induced respiratory depression and lethality. The grant is entitled “Novel Treatment of Drug-Induced Respiratory Depression” and is valued at $148,583, which is to be paid in increments over the expected six-month duration of the study which commenced in October 2014. The study will measure the potency, latency to onset and duration of action of CX1942 administered to rats. The Company anticipates that the data obtained from the study will be used to finalize preclinical studies in preparation for initiating Phase 1 clinical studies. The preclinical studies will be performed in collaboration with Dr. David Fuller of the University of Florida and Dr. John Greer of the University of Alberta.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,017,157 for the six months ended June 30, 2013 and $7,572,244 for the fiscal year ended December 31, 2012, negative operating cash flows of $138,281 for the six months ended June 30, 2013 and $1,861,870 for the fiscal year ended December 31, 2012, and incurred additional net losses and negative operating cash flows in the remainder of the 2013 and 2014 fiscal years. The Company expects to continue to incur net losses and negative operating cash flows for several more years thereafter. As a result, management and the Company’s auditors believe that there is substantial doubt about the Company’s ability to continue as a going concern.

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

From June 2013 through March 2014, the Company’s Chairman and Chief Executive Officer advanced short-term loans to the Company aggregating $150,000 in order to meet its minimum operating needs. In March and April 2014, the Company completed a private placement by selling 928.5 shares of its Series G Preferred Stock for gross proceeds of $928,500 and repaid the aggregate advances. The Company’s Chairman and Chief Executive Officer invested $250,000 in the Series G Preferred Stock private placement. On November 5, 2014 and December 9, 2014, the Company sold convertible notes (with warrants) in an aggregate principal amount of $238,500 and $46,000, respectively, to various accredited investors. The purchasers consisted of non-affiliated investors. The Company intends to continue this financing until it has sold an aggregate principal amount of $1,000,000 of such notes, although there can be no assurances that the Company will be successful in this regard.

The Company will need to raise additional capital, either through the current financing or otherwise, or both, to be able to pay its liabilities and fund its business activities going forward. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

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

Through the merger with Pier, the Company gained access to the License Agreement that Pier had entered into with the University of Illinois on October 10, 2007. The Pier License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of sleep related breathing disorders (including sleep apnea), of which dronabinol is a specific example of one type of cannabinoid. Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Dronabinol is currently approved by the FDA and is sold generically for use in refractory chemotherapy-induced nausea and vomiting, as well as for anorexia in patients with AIDS. Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with obstructive sleep apnea. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol. The Pier License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment and on June 27, 2014, the Company entered into a new license agreement with the University of Illinois, the material terms of which were similar to the Pier License Agreement that had been terminated. If the Company is unable to comply with the terms of the new license agreement, such as required payments thereunder, the Company risks the new license agreement being terminated.

Critical Accounting Policies and Estimates

The Company prepared its condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

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

The Company performed an impairment assessment of the carrying value of the License Agreement as of December 31, 2012 and determined that it had no expected future value at that date. The Company made this determination because it was unable to make a $75,000 payment due under the License Agreement at December 31, 2012, as a result of which the License Agreement was forfeited during the three months ended March 31, 2013. The Company recorded an impairment charge to operations of $3,321,678 at December 31, 2012 to write off the carrying value of the License Agreement.

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

Stock-Based Compensation

The Company periodically issues common stock and stock options to officers, directors and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

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

The fair value of stock options is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the security as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award. Estimated volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of common stock is determined by reference to the quoted market price of the Company’s common stock.

The Company recognizes the fair value of stock-based compensation in general and administrative costs and in research and development costs, as appropriate, in the Company’s statement of operations.

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

Results of Operations

Three Months Ended June 30, 2013 and 2012

Revenues. The Company had no revenues during the three months ended June 30, 2013. Revenues for the three months ended June 30, 2012 of $48,309 consisted of grant revenues awarded by the Michael J. Fox Foundation for research on Parkinson’s Disease.

General and Administrative. For the three months ended June 30, 2013, general and administrative expenses were $104,229, a decrease of $490,569 or approximately 82%, as compared to $594,798 for the three months ended June 30, 2012. The decrease in general and administrative expenses for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, is primarily the result of the Company’s efforts to reduce facility and personnel costs, which had begun in May 2012.

Through May 31, 2012, the Company leased approximately 32,000 square feet of research laboratory, office and expansion space. Effective June 1, 2012, the Company entered into a new operating lease agreement for approximately 5,000 square feet at a monthly rate of $9,204.

On June 15, 2012, each of the Company’s executive officers at that time agreed to defer 50% of their base salary, effective June 1, 2012, until the Company secured sufficient capital or certain corporate transactions occurred, in an effort to preserve the Company’s financial resources.

Commencing in October 2012, the Company ceased payment of all salaries and consulting fees, and by March 31, 2013, all officers, management and employees had either resigned or been terminated, and had been replaced by new management in March and April 2013. No compensation arrangements were made with new management until 2014.

For the three months ended June 30, 2013 and 2012, stock-based compensation costs included in general and administrative expenses were $-0- and $14,623, respectively.

Research and Development. For the three months ended June 30, 2013, research and development expenses were $74,993, a decrease of $189,302 or approximately 72%, as compared to $264,295 for the three months ended June 30, 2012. The decrease in research and development expenses for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, reflects the Company’s efforts to reduce facility and personnel costs, and outside experts and consultants, which had begun in May 2012.

The research and development costs incurred during the three months ended June 30, 2013 consisted of patent costs and patent legal fees.

For the three months ended June 30, 2013 and 2012, stock-based compensation costs included in research and development expenses were $-0- and $3,298, respectively.

Pier Merger-Related Costs. During the three months ended June 30, 2012, the Company incurred legal fees of $161,247 in connection with its acquisition of Pier, which closed on August 10, 2012.

Gain on Settlement of Office Lease. During the three months ended December 31, 2012, the Company substantially vacated its operating facility and abandoned its furniture, equipment and leasehold improvements. In May 2013, the Company received notice that it had been sued in the Superior Court of California in a complaint filed on March 28, 2013 by its former landlord, PPC Irvine Center Investment, LLC, seeking among other things, $57,535 in past due rent, termination of the lease agreement, and reasonable attorney’s fees. On May 23, 2013, a settlement was reached with the landlord that provided for the Company to relinquish its security deposit in the amount of $29,545, transfer title to its remaining furniture, equipment and leasehold improvements, and pay an additional $26,000. The transfer of the Company’s furniture, equipment and leasehold improvements resulted in a loss of $39,126, which was recorded at December 31, 2012. During the three months ended June 30, 2013, the Company recorded a gain of $1,990 with respect to the final disposition of this matter.

Interest Income. Interest income was $-0- for the three months ended June 30, 2013, as compared to $34 for the three months ended June 30, 2012.

Interest Expense. During the three months ended June 30, 2013, interest expense was $14,680 (including $12,127 to related parties), an increase of $6,795, as compared to $7,885 for the three months ended June 30, 2012. The increase consisted primarily of accrued interest of $12,126 on the Company’s note payable to Samyang, which had been funded on June 25, 2012.

Foreign Currency Transaction Gain (Loss). Foreign currency transaction gain (loss) was $12,141 and $(10,420) for the three months ended June 30, 2013 and 2012, respectively, reflecting the $399,774 loan from Samyang in June 2012 being denominated in South Korean currency.

Loss on Sale of Assets. The Company realized a loss on sale of assets of $4,705 during the three months ended June 30, 2012. There were no gains or losses from the sale of assets during the three months ended June 30, 2013.

Net Loss. For the three months ended June 30, 2013, the Company incurred a net loss of $179,771, as compared to a net loss of $995,007 for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 and 2012

Revenues. The Company had no revenues during the six months ended June 30, 2013. Revenues for the six months ended June 30, 2012 of $48,309 consisted of grant revenues awarded by the Michael J. Fox Foundation for research on Parkinson’s Disease.

General and Administrative. For the six months ended June 30, 2013, general and administrative expenses were $863,768, a decrease of $462,403 or approximately 35%, as compared to $1,326,171 for the six months ended June 30, 2012. The decrease in general and administrative expenses for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, is primarily the result of cost reductions realized during the period as a result of the Company’s efforts to reduce facility and personnel costs, which had begun in May 2012, partially offset by accrued severance costs of $585,000 relating to the termination of certain corporate officers in March 2013 and the accrual of $85,000 for the reimbursement of legal fees incurred by Aurora Capital LLC in conjunction with the removal of the Company’s former Board of Directors on March 22, 2013.

Through May 31, 2012, the Company leased approximately 32,000 square feet of research laboratory, office and expansion space. Effective June 1, 2012, the Company entered into a new operating lease agreement for approximately 5,000 square feet at a monthly rate of $9,204.

On June 15, 2012, each of the Company’s executive officers at that time agreed to defer 50% of their base salary, effective June 1, 2012, until the Company secured sufficient capital or certain corporate transactions occurred, in an effort to preserve the Company’s financial resources.

Commencing in October 2012, the Company ceased payment of all salaries and consulting fees, and by March 31, 2013, all officers, management and employees had either resigned or been terminated, and had been replaced by new management in March and April 2013. No compensation arrangements were made with new management until 2014.

For the six months ended June 30, 2013 and 2012, stock-based compensation costs included in general and administrative expenses were $-0- and $27,829, respectively.

Research and Development. For the six months ended June 30, 2013, research and development expenses were $158,671, a decrease of $308,605 or approximately 66%, as compared to $467,276 for the six months ended June 30, 2012. The decrease in research and development expenses for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, reflects the Company’s efforts to reduce facility and personnel costs, and outside experts and consultants, which had begun in May 2012.

The research and development costs incurred during the six months ended June 30, 2013 consisted of costs related to the UCI license agreements and other patent costs and patent legal fees, reduced by a reversal of previously accrued patent legal fees of approximately $20,000.

For the six months ended June 30, 2013 and 2012, stock-based compensation costs included in research and development expenses were $-0- and $6,811, respectively.

Pier Merger-Related Costs. During the six months ended June 30, 2012, the Company incurred legal fees of $161,247 in connection with its acquisition of Pier, which closed on August 10, 2012.

Gain on Settlement of Office Lease. During the three months ended December 31, 2012, the Company substantially vacated its operating facility and abandoned its furniture, equipment and leasehold improvements. In May 2013, the Company received notice that it had been sued in the Superior Court of California in a complaint filed on March 28, 2013 by its former landlord, PPC Irvine Center Investment, LLC, seeking among other things, $57,535 in past due rent, termination of the lease agreement, and reasonable attorney’s fees. On May 23, 2013, a settlement was reached with the landlord that provided for the Company to relinquish its security deposit in the amount of $29,545, transfer title to its remaining furniture, equipment and leasehold improvements, and pay an additional $26,000. The transfer of the Company’s furniture, equipment and leasehold improvements resulted in a loss of $39,126, which was recorded at December 31, 2012. During the six months ended June 30, 2013, the Company recorded a gain of $1,990 with respect to the final disposition of this matter.

Interest Income. Interest income was $-0- for the six months ended June 30, 2013, as compared to $91 for the six months ended June 30, 2012.

Interest Expense. During the six months ended June 30, 2013, interest expense was $29,717 (including $24,120 to related parties), an increase of $20,827, as compared to $8,890 for the six months ended June 30, 2012. The increase consisted primarily of accrued interest of $24,119 on the Company’s note payable to Samyang, which had been funded on June 25, 2012.

Foreign Currency Transaction Gain (Loss). Foreign currency transaction gain (loss) was $33,009 and $(10,420) for the six months ended June 30, 2013 and 2012, respectively, reflecting the $399,774 loan from Samyang in June 2012 being denominated in South Korean currency.

Loss on Sale of Assets. The Company realized a loss on sale of assets of $3,173 during the six months ended June 30, 2012. There were no gains or losses from the sale of assets during the six months ended June 30, 2013.

Net Loss. For the six months ended June 30, 2013, the Company incurred a net loss of $1,017,157, as compared to a net loss of $1,928,777 for the six months ended June 30, 2012.

Liquidity and Capital Resources – June 30, 2013

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,017,157 for the six months ended June 30, 2013 and $7,572,244 for the fiscal year ended December 31, 2012, negative operating cash flows of $138,281 for the six months ended June 30, 2013 and $1,861,870 for the fiscal year ended December 31, 2012, and incurred additional net losses and negative operating cash flows in the remainder of the 2013 and 2014 fiscal years. The Company expects to continue to incur net losses and negative operating cash flows for several more years thereafter. As a result, management and the Company’s auditors believe that there is substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2013, the Company had a working capital deficit of $4,008,852 as compared to working capital deficit of $3,021,240 at December 31, 2012, a decrease in working capital of $987,612 for the six months ended June 30, 2013. At June 30, 2013, the Company had cash and cash equivalents aggregating $25,570, as compared to $152,179 at December 31, 2012, a decrease of $126,609 for the six months ended June 30, 2013. The decrease in working capital and cash and cash equivalents during the six months ended June 30, 2013 was the result of cash utilized by the Company to fund its operating activities.

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

From June 2013 through March 2014, the Company’s Chairman and Chief Executive Officer advanced short-term loans to the Company aggregating $150,000 in order to meet its minimum operating needs. In March and April 2014, the Company completed a private placement by selling 928.5 shares of its Series G Preferred Stock for gross proceeds of $928,500 and repaid the aggregate advances. The Company’s Chairman and Chief Executive Officer invested $250,000 in the Series G Preferred Stock private placement. Subsequent to the closing of this private placement, the Company has continued efforts to raise additional operating capital through various means to fund its operating activities and debt obligations (see “Convertible Note and Warrant Financing” above).

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

Operating Activities. For the six months ended June 30, 2013, operating activities utilized cash of $138,281, as compared to utilizing cash of $1,457,965 for the six months ended June 30, 2012, to support the Company’s ongoing operations, including research and development activities.

Investing Activities. There were no investing activities during the six months ended June 30, 2013. For the six months ended June 30, 2012, investing activities generated cash of $1,492, consisting of $6,785 from sales of equipment, partially offset by cash of $5,293 utilized for the purchase of furniture and equipment.

Financing Activities. For the six months ended June 30, 2013, financing activities generated cash of $11,672, consisting of $25,000 in proceeds from notes payable issued to the Company’s Chairman, partially offset by the payment of deferred financing costs of $13,328 relating to the issuance of Series G preferred stock which closed in 2014. For the six months ended June 30, 2012, financing activities generated cash of $378,404, consisting of the proceeds from the note payable issued to Samyang in June 2012 of $399,774, partially offset by related financing costs of $21,370.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 US dollars) from and executed a secured note payable to Samyang, an approximately 20% common stockholder in the Company at that time. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013, although Samyang was permitted to demand early repayment of the promissory note on or after December 25, 2012. Samyang did not demand early repayment. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although Samyang had not issued a notice of default or a demand for repayment. The Company believes that Samyang is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company anticipates entering into discussions with Samyang with a view toward a comprehensive resolution of the aforementioned matters.

Principal Commitments

Lease Commitment

On May 14, 2012, the Company executed a three-year lease for office space beginning June 1, 2012 at a monthly rate of $9,204. During the three months ended December 31, 2012, the Company substantially vacated its operating facility prior to the scheduled termination of the lease agreement in May 2015. In May 2013, a settlement with the landlord was reached and the lease was terminated.

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

On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at June 30, 2013.

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

Off-Balance Sheet Arrangements

At June 30, 2013, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, consisting of its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In particular, the Company failed to complete and file its September 30, 2012 Quarterly Report on Form 10-Q and its December 31, 2012 Annual Report on Form 10-K, as well as its March 31, 2013 Quarterly Report on Form 10-Q, in a timely manner because the Company’s accounting and financial staff had resigned by October 26, 2012 and its financial and accounting systems had been shut-down at December 31, 2012. In addition, as of the date of the filing of this quarterly report, the Company is also delinquent in the filing of its December 31, 2013 Annual Report on Form 10-K and its March 31, 2014, June 30, 2014 and September 30, 2014 Quarterly Reports on Form 10-Q.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company’s former Vice President and Chief Financial Officer has asserted certain claims for compensation against the Company through the date of her resignation from the Company on October 26, 2012. The Company is engaged in negotiations with this former officer to resolve this matter in its entirety to avoid litigation, but there can be no assurances that the Company will be successful in such endeavor. To the extent that the former officer files a formal complaint or other legal claim against the Company, the Company intends to defend itself through the appropriate legal process and will consider all available options, including filing legal counter-claims. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at June 30, 2013.

A former director of the Company, who joined the Company’s Board of Directors on August 10, 2012 in conjunction with the Pier transaction and who resigned from the Company’s Board of Directors on September 28, 2012, has asserted certain claims for consulting compensation against the Company. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at June 30, 2013.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements with respect to such matters.

Additional information with respect to certain legal matters is provided at “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Significant Developments Subsequent to June 30, 2013 – Debt Settlements.”

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 US dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“Samyang”), an approximately 20% common stockholder of the Company at that time. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013, although Samyang was permitted to demand early repayment of the promissory note on or after December 25, 2012. Samyang did not demand early repayment. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although Samyang had not issued a notice of default or a demand for repayment. The Company believes that Samyang is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company anticipates entering into discussions with Samyang with a view toward a comprehensive resolution of the aforementioned matters.

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

CORTEX PHARMACEUTICALS, INC.
(Registrant)

Date: December 15, 2014	By:	/s/ ARNOLD S. LIPPA
Arnold S. Lippa
President and Chief Executive Officer

Date: December 15, 2014	By:	/s/ ROBERT N. WEINGARTEN
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

