Form 10-Q
period 2013-09-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2014-12-15
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes [  ] No [X]

As of September 30, 2013, the Company had 144,041,556 shares of common stock, $0.001 par value, issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,039	$152,179
Deferred financing costs	23,301	—
Other current assets	—	17,002

Total current assets	33,340	169,181
Other	—	29,545

Total assets	$33,340	$198,726

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$1,787,000	$1,509,827
Accrued compensation and related expenses	1,480,264	885,180
Notes payable to Chairman, including accrued interest of $18	40,018	—
Note payable to related party, including accrued interest of $61,719 and $25,340 at September 30, 2013 and December 31, 2012, respectively	498,277	465,392
Project advance, including accrued interest of $85,769 and $82,722 at September 30, 2013 and December 31, 2012, respectively	333,069	330,022

Total current liabilities	4,138,628	3,190,421

Commitments and contingencies (Note 11)

Stockholders’ deficiency:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.09812 per share: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 205,000,000; shares issued and outstanding: 144,041,556	144,041	144,041
Additional paid-in capital	125,188,620	125,183,892
Accumulated deficit	(129,459,652)	(128,341,331)

Total stockholders’ deficiency	(4,105,288)	(2,991,695)

Total liabilities and stockholders’ deficiency	$33,340	$198,726

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Grant revenues	$—	$—	$—	$48,309

Operating expenses:
General and administrative	29,575	389,398	893,342	1,715,236
Research and development	28,771	191,874	187,442	659,483
Pier merger-related costs	—	1,084,860	—	1,246,107
Gain on settlement of office lease	—	—	(1,990)	—

Total operating expenses	58,346	1,666,132	1,078,794	3,620,826

Loss from operations	(58,346)	(1,666,132)	(1,078,794)	(3,572,517)

Interest income	—	—	—	91

Interest expense, including $12,277 and $93,550 to related parties for the three months ended September 30, 2013 and 2012, respectively, and $36,397 and $99,329 to related parties for the nine months ended September 30, 2013 and 2012, respectively	(13,304)	(98,552)	(43,021)	(107,442)
Foreign currency transaction gain (loss)	(29,515)	(5,829)	3,494	(16,249)
Loss on sale of assets	—	—	—	(3,173)

Net loss	$(101,165)	$(1,770,513)	$(1,118,321)	$(3,699,290)

Net loss per common share - Basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.04)

Weighted average common shares outstanding - Basic and diluted	144,041,556	118,007,496	144,041,556	96,497,067

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Nine Months Ended September 30, 2013

	Series B
	Convertible
	Preferred Stock		Common Stock		Additional		Total
		Dollar		Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Equity

Balance, December 31, 2012	37,500	$21,703	144,041,556	$144,041	$125,183,892	$(128,341,331)	$(2,991,695)
Related party short-swing trading profits of $11,500, net of legal costs of $6,772	—	—	—	—	4,728	—	4,728
Net loss	—	—	—	—	—	(1,118,321)	(1,118,321)

Balance, September 30, 2013	37,500	$21,703	144,041,556	$144,041	$125,188,620	$(129,459,652)	$(4,105,288)

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,118,321)	$(3,699,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	20,113
Amortization of license agreement	—	29,826
Gain on settlement of office lease	(1,990)	—
Stock-based compensation costs	—	179,318
Pier merger-related costs paid in common stock options	—	310,000
Foreign currency transaction (gain) loss	(3,494)	16,249
Amortization of capitalized financing costs	—	10,316
Amortization of discount on note payable	—	76,757
(Gain) loss on sales of assets	—	3,173
Changes in operating assets and liabilities:
(Increase) decrease in -
Restricted cash	—	48,309
Other current assets	17,002	84,782
Other non-current assets	29,545	(20,656)
Increase (decrease) in -
Accounts payable and accrued expenses	279,163	666,776
Accrued compensation and related expenses	595,084	578,877
Unearned revenue	—	(48,309)
Deferred rent	—	(64,329)
Accrued interest payable	39,444	18,296

Net cash used in operating activities	(163,567)	(1,789,792)

Cash flows from investing activities:
Cash acquired in connection with acquisition of Pier Pharmaceuticals, Inc.	—	23,208
Proceeds from sales of equipment	—	6,785
Purchases of furniture and equipment	—	(5,293)

Net cash provided by investing activities	—	24,700

Cash flows from financing activities:
Related party short-swing trading profits	4,728	—
Proceeds from issuance of notes payable	40,000	399,774
Deferred financing costs related to Series G preferred stock	(23,301)	—
Financing costs related to issuance of note payable	—	(21,370)

Net cash provided by financing activities	21,427	378,404

Cash and cash equivalents:
Net decrease	(142,140)	(1,386,688)
Balance at beginning of period	152,179	1,610,945
Balance at end of period	$10,039	$224,257

(Continued)

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Nine Months Ended
	September 30,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$—	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Fair value of common stock issued in connection with acquisition of Pier Pharmaceuticals, Inc.	$—	$3,271,402
Fair value of warrant issued in connection with note payable	$—	$143,919
Write-off of fully-depreciated fixed assets	$—	$834,016

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Nine Months Ended September 30, 2013 and 2012

1. Basis of Presentation

The condensed consolidated financial statements of Cortex Pharmaceuticals, Inc. (“Cortex”) and its wholly-owned subsidiary, Pier Pharmaceuticals, Inc. (“Pier”) (collectively referred to herein as the “Company”, unless the context indicates otherwise), at September 30, 2013 and for the three months and nine months ended September 30, 2013 and 2012, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the consolidated financial position of the Company as of September 30, 2013, the results of its consolidated operations for the three months and nine months ended September 30, 2013 and 2012, and its consolidated cash flows for the nine months ended September 30, 2013 and 2012. Consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed consolidated balance sheet at December 31, 2012 has been derived from the Company’s audited consolidated financial statements at such date.

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

At December 31, 2012, the Company was not in compliance with its minimum annual payment obligations and believed that this default constituted a termination of the license agreements. On April 15, 2013, UCI notified the Company that these license agreements were terminated due to the Company’s failure to make its obligatory payments. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current or future drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at September 30, 2013.

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,118,321 for the nine months ended September 30, 2013 and $7,572,244 for the fiscal year ended December 31, 2012, negative operating cash flows of $163,567 for the nine months ended September 30, 2013 and $1,861,870 for the fiscal year ended December 31, 2012, and incurred additional net losses and negative operating cash flows in the remainder of the 2013 and 2014 fiscal years. The Company expects to continue to incur net losses and negative operating cash flows for several more years thereafter. As a result, management and the Company’s auditors believe that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Deferred financing costs, net of accumulated amortization, included in the condensed consolidated balance sheet at September 30, 2013 and December 31, 2012 were $23,301 and $-0-, respectively.

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

There were no stock options issued during the nine months ended September 30, 2013. For options granted during the nine months ended September 30, 2012 the fair value of each option award was estimated using the Black-Scholes option-pricing model using the following input variables: expected life – 10 years; expected volatility – 176%; expected dividend yield - 0%; risk-free interest rate – 0.30%.

There were no stock options exercised during the nine months ended September 30, 2013 and 2012.

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

As of September 30, 2013, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the nine months ended September 30, 2013 and 2012.

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

At September 30, 2013 and 2012, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2013	2012
Convertible preferred stock	3,679	3,679
Warrants	5,691,367	22,739,759
Stock options	5,166,668	17,425,024
Total	10,861,714	40,168,462

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

The stock options and warrants outstanding at June 30, 2012 were all out-of-the-money on August 10, 2012. During late July and early August 2012, the Company issued options to officers and directors at that time to purchase a total of 7,361,668 shares of common stock exercisable for ten years at $0.06 per share (see Note 9). By October 1, 2012, these options were also out-of-the-money and continued to be out-of-the-money through September 30, 2013. All of the aforementioned options and warrants became increasingly out-of-the-money as December 31, 2012 approached (with most options and warrants being out of the money by multiples of the exercise price at such date), reflecting the fact that the Company’s prospects were very negative. The Company was unable to raise operating capital subsequent to its acquisition of Pier, had run out of working capital and essentially ceased business operations during the fourth quarter of 2012, had not filed its September 30, 2012 Form 10-Q Quarterly Report with the U.S. Securities and Exchange Commission due on November 14, 2012, had accepted the resignations of most of its officers and directors, and had prepared to shut-down and liquidate. There were no stock options or warrants exercised subsequent to August 10, 2012, and all of these stock options and warrants were out-of-the-money at September 30, 2013. As of September 30, 2013, approximately 3,200,000 contingent shares of common stock remained issuable under the Pier merger agreement due to forfeitures and expirations of stock options and warrants occurring since August 10, 2012.

Accordingly, the Company concluded that the issuance of any of the contingent stock consideration was remote, given the large spread between exercise prices of these stock options and warrants as compared to the common stock trading range, the expiration of most of the lower priced option and warrants within two years, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants have remained and have become increasingly out-of-the-money through September 30, 2013, and have continued to expire, as time passes. Accordingly, the Company considered the fair value of the contingent consideration to be immaterial and therefore did not ascribe any value to such contingent consideration; if any such shares are ultimately issued to the former Pier stockholders, the Company will recognize the fair value of such shares as a charge to operations.

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

The following pro forma operating data presents the results of operations for the three months and nine months ended September 30, 2012, as if the merger had occurred on the first day of the period presented. The pro forma results are not necessarily indicative of the financial results that might have occurred had the merger transaction actually taken place on the first day of the period presented, or of future results of operations. Pro forma information for the three months and nine months ended September 30, 2012 is summarized as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Total revenues	$—	$48,309
Net loss	$(731,783)	$(2,806,572)
Net loss per common share - Basic and diluted	$(0.01)	$(0.02)
Weighted average common shares outstanding - Basic and diluted	144,041,556	144,041,556

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

Note payable to Samyang consists of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	61,719	25,340
Foreign currency transaction adjustment	36,784	40,278
	$498,277	$465,392

Notes Payable to Chairman

On June 25, 2013, the Arnold Lippa Family Trust, an affiliate of Dr. Lippa, the Company’s Chairman and Chief Executive Officer, began advancing funds to the Company in order to meet minimum operating needs. At September 30, 2013, Dr. Lippa had advanced $40,000 to the Company. Such advances reached a maximum of $150,000 on March 3, 2014 and were due on demand with interest at a rate per annum equal to the “Blended Annual Rate”, as published by the U.S. Internal Revenue Service, of approximately 0.22% for the period outstanding. In March 2014, the Company repaid the working capital advances, including accrued interest of $102, with the proceeds from the private placement of its Series G Preferred Stock (see Note 12).

7. Furniture, Equipment and Leasehold Improvements

During the year ended December 31, 2012, in connection with the downsizing of the Company’s operations, the Company disposed of furniture, equipment and leasehold improvements costing a total of $1,170,849. Of that amount, $898,731 occurred during the nine months ended September 30, 2012.

On May 14, 2012, the Company executed a three-year lease for office space beginning June 1, 2012 at a monthly rate of $9,204. During the three months ended December 31, 2012, the Company substantially vacated its operating facility and abandoned its furniture, equipment and leasehold improvements. In May 2013, the Company received notice that it had been sued in the Superior Court of California in a complaint filed on March 28, 2013 by its former landlord, PPC Irvine Center Investment, LLC, seeking among other things, $57,535 in past due rent, termination of the lease agreement, and reasonable attorney’s fees. On May 23, 2013, a settlement was reached with the landlord that provided for the Company to relinquish its security deposit in the amount of $29,545, transfer title to its remaining furniture, equipment and leasehold improvements, and pay an additional $26,000. The transfer of the Company’s furniture, equipment and leasehold improvements resulted in a loss of $39,126, which was recorded at December 31, 2012. During the nine months ended September 30, 2013, the Company recorded a gain of $1,990 with respect to the final disposition of this matter.

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

Pursuant to the funding agreement, if the Company complied with certain conditions, including the completion of the MCI clinical trial, the Company would not be required to make any repayments unless and until the Company enters one of its ampakine compounds into a Phase 3 clinical trials for Alzheimer’s disease. Upon initiation of such clinical trials, repayment would include the principal amount plus accrued interest computed at a rate equal to one-half of the prime lending rate. In the event of repayment, the Institute could elect to receive the outstanding principal balance and any accrued interest thereon in shares of the Company’s common stock. The conversion price for such form of repayment was fixed at $4.50 per share and was subject to adjustment if the Company paid a dividend or distribution in shares of common stock, effected a stock split or reverse stock split, effected a reorganization or reclassification of its capital stock, or effected a consolidation or merger with or into another corporation or entity. Included in the condensed consolidated balance sheets is principal and accrued interest with respect to this funding agreement in the amount of $333,069 and $330,022 at September 30, 2013 and December 31, 2012, respectively.

The Company entered into an agreement with the Institute on September 2, 2014 to settle this obligation by issuing 1,000,000 shares of the Company’s restricted common stock (see Note 12). The note payable, including accrued interest, had an approximate balance of $337,000 on such date.

9. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2013 and December 31, 2012, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred”); 205,000 were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating”) and 3,507,500 shares were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

None of the 9% Preferred shares or the Series A Junior Participating shares were outstanding as of September 30, 2013 or December 31, 2012.

Series B Preferred shares outstanding as of September 30, 2013 and December 31, 2012 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, which is subject to adjustment under certain circumstances. As of September 30, 2013 and December 31, 2012, these shares of Series B Preferred outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred for $25,001, equivalent to $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

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

A summary of warrant activity for the nine months ended September 30, 2013 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2012	12,357,884	0.182
Issued	—	—
Exercised	—	—
Expired	(6,666,517)	0.279
Warrants outstanding at September 30, 2013	5,691,367	$0.069	0.53

Warrants exercisable at December 31, 2012	12,357,884	$0.182
Warrants exercisable at September 30, 2013	5,691,367	$0.069	0.53

The exercise prices of common stock warrants outstanding and exercisable are as follows at September 30, 2013:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.056	4,000,000	4,000,000	June 25, 2014
$0.100	1,691,367	1,691,367	October 20, 2013

	5,691,367	5,691,367

Based on a fair market value of $0.04 per share on September 30, 2013, there were no exercisable in-the-money stock warrants as of September 30, 2013.

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

As of September 30, 2013, options to purchase an aggregate of 5,166,668 shares of common stock were exercisable under the Company’s stock option plans. During the nine months ended September 30, 2013, the Company did not issue any options to purchase shares of common stock.

A summary of stock option activity for the six months ended September 30, 2013 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2012	10,754,155	0.557
Granted	—	—
Expired	—	—
Forfeited	(5,587,487)	1.018
Options outstanding at September 30, 2013	5,166,668	$0.060	8.87

Options exercisable at December 31, 2012	10,754,155	$0.557
Options exercisable at September 30, 2013	5,166,668	$0.060	8.87

As all stock options outstanding were fully vested at September 30, 2013, there is no compensation expense to be recognized in future periods with respect to such options.

The exercise prices of common stock options outstanding and exercisable were as follows at September 30, 2013:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.060	3,083,334	3,083,334	July 17, 2022
$0.060	2,083,334	2,083,334	August 10, 2022

	5,166,668	5,166,668

Based on a fair market value of $0.04 per share on September 30, 2013, there were no exercisable in-the-money stock options as of September 30, 2013.

As of September 30, 2013, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred; 5,691,367 shares for issuance upon exercise of warrants; 5,166,668 shares for issuance upon exercise of outstanding stock options; and 9,863,799 shares for issuance upon exercise of stock options available for future grant pursuant to the 2006 Plan. The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

For the three months ended September 30, 2013 and 2012, stock-based compensation costs included in the statements of operations consisted of general and administrative expenses of $-0- and $142,975, respectively, and research and development expenses of $-0- and $1,702, respectively. For the nine months ended September 30, 2013 and 2012, stock-based compensation costs included in the statements of operations consisted of general and administrative expenses of $-0- and $170,805, respectively, and research and development expenses of $-0- and $8,513, respectively.

As of September 30, 2013, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred; 5,691,367 shares for issuance upon exercise of warrants; 5,166,668 shares for issuance upon exercise of outstanding stock options; 9,863,799 shares for issuance upon exercise of stock options available for future grant pursuant to the 2006 Plan; and 3,239,023 shares issuable as contingent shares pursuant to the Pier merger (see Note 4). The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

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

The Company’s former Vice President and Chief Financial Officer has asserted certain claims for compensation against the Company through the date of her resignation from the Company on October 26, 2012. The Company is engaged in negotiations with this former officer to resolve this matter in its entirety to avoid litigation, but there can be no assurances that the Company will be successful in such endeavor. To the extent that the former officer files a formal complaint or other legal claim against the Company, the Company intends to defend itself through the appropriate legal process and will consider all available options, including filing legal counter-claims. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at September 30, 2013.

A former director of the Company, who joined the Company’s Board of Directors on August 10, 2012 in conjunction with the Pier transaction and who resigned from the Company’s Board of Directors on September 28, 2012, has asserted certain claims for consulting compensation against the Company. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at September 30, 2013.

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

On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its condensed consolidated financial statements at September 30, 2013.

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

Appointment of New Directors

On September 3, 2014, James Sapirstein and Kathryn MacFarlane were appointed as new directors of the Company. These two new directors are considered to be independent directors. In connection with those appointments and in conformity with its corporate policy of indemnifying all directors and officers, the Board of Directors also agreed at that time to enter into indemnification agreements for all directors and officers of the Company, namely, each existing director of the Company, Arnold S. Lippa, Jeff E. Margolis, and Robert N. Weingarten, each of whom is also an officer of the Company, and with the two new directors. Pursuant to the indemnity agreements, the Company will indemnify each director or officer when such individual is a party or threatened to become a party, by virtue of being a director or officer of the Company, from the costs and expenses, fines and certain other amounts in connection with certain proceedings, including proceedings in the right of the Company, so long as such director or officer acted in good faith and reasonably believed that such actions were not in the best interests of the Company.

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

Additional information with respect to the Pier transaction, including the impairment of the License Agreement that resulted in the Company recording an impairment charge to operations of $3,321,678 at December 31, 2012, is included in Notes 4 and 5 to the Company’s condensed consolidated financial statements for the three months and nine months ended September 30, 2013 and 2012, which is included elsewhere in this document.

Significant Developments Subsequent to September 30, 2013

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,118,321 for the nine months ended September 30, 2013 and $7,572,244 for the fiscal year ended December 31, 2012, negative operating cash flows of $163,567 for the nine months ended September 30, 2013 and $1,861,870 for the fiscal year ended December 31, 2012, and incurred additional net losses and negative operating cash flows in the remainder of the 2013 and 2014 fiscal years. The Company expects to continue to incur net losses and negative operating cash flows for several more years thereafter. As a result, management and the Company’s auditors believe that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

Three Months Ended September 30, 2013 and 2012

Revenues. The Company had no revenues during the three months ended September 30, 2013 and 2012.

General and Administrative. For the three months ended September 30, 2013, general and administrative expenses were $29,575, a decrease of $359,823 or approximately 92%, as compared to $389,398 for the three months ended September 30, 2012. The decrease in general and administrative expenses for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, is primarily the result of the Company’s efforts to reduce facility and personnel costs, which had begun in May 2012.

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

For the three months ended September 30, 2013 and 2012, stock-based compensation costs included in general and administrative expenses were $-0- and $142,975, respectively. Stock-based compensation costs for the three months ended September 30, 2012 includes $131,700 attributed to the value of options to acquire 2,195,000 common shares granted on August 3, 2012 to directors of the Company for past services.

Research and Development. For the three months ended September 30, 2013, research and development expenses were $28,771, a decrease of $163,103 or approximately 85%, as compared to $191,874 for the three months ended September 30, 2012. The decrease in research and development expenses for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, reflects the Company’s efforts to reduce facility and personnel costs, and outside experts and consultants, which had begun in May 2012.

The research and development costs incurred during the three months ended September 30, 2013 consisted of patent costs and patent legal fees.

For the three months ended September 30, 2013 and 2012, stock-based compensation costs included in research and development expenses were $-0- and $1,702, respectively.

Pier Merger-Related Costs. During the three months ended September 30, 2012, the Company incurred merger costs of $1,084,860 in connection with its acquisition of Pier, including severance payments of $429,231 and the fair value of stock options to purchase 5,166,668 shares of the Company’s common stock totaling $310,000 granted to two individuals whose employment was terminated pursuant to the terms of the merger agreement. Merger costs also included $345,629 in legal and other merger related fees, including $197,200 to the Company’s investment banker.

Interest Expense. During the three months ended September 30, 2013, interest expense was $13,304 (including $12,277 to related parties), a decrease of $85,248, as compared to $98,552 (including $93,550 to related parties) for the three months ended September 30, 2012. The decrease resulted primarily from the amortization of discount of $71,959 and the amortization of other financing costs of $9,604 on the Company’s note payable to Samyang, which was funded on June 25, 2012 and fully-amortized as of December 25, 2012.

Foreign Currency Transaction Gain (Loss). Foreign currency transaction loss was $29,515 and $5,829 for the three months ended September 30, 2013 and 2012, respectively, reflecting the $399,774 loan from Samyang in June 2012 being denominated in South Korean currency.

Net Loss. For the three months ended September 30, 2013, the Company incurred a net loss of $101,165, as compared to a net loss of $1,770,513 for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 and 2012

Revenues. The Company had no revenues during the nine months ended September 30, 2013. Revenues for the nine months ended September 30, 2012 of $48,309 consisted of grant revenues awarded by the Michael J. Fox Foundation for research on Parkinson’s Disease.

General and Administrative. For the nine months ended September 30, 2013, general and administrative expenses were $893,342, a decrease of $821,894 or approximately 48%, as compared to $1,715,236 for the nine months ended September 30, 2012. The decrease in general and administrative expenses for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, is primarily the result of cost reductions realized during the period as a result of the Company’s efforts to reduce facility and personnel costs, which had begun in May 2012, partially offset by accrued severance costs of $585,000 relating to the termination of certain corporate officers in March 2013 and the accrual of $85,000 for the reimbursement of legal fees incurred by Aurora Capital LLC in conjunction with the removal of the Company’s former Board of Directors on March 22, 2013.

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

For the nine months ended September 30, 2013 and 2012, stock-based compensation costs included in general and administrative expenses were $-0- and $170,805, respectively. Stock-based compensation costs for the nine months ended September 30, 2012 includes $131,700 attributed to the value of options to acquire 2,195,000 common shares granted on August 3, 2012 to directors of the Company for past services.

Research and Development. For the nine months ended September 30, 2013, research and development expenses were $187,442, a decrease of $472,041 or approximately 72%, as compared to $659,483 for the nine months ended September 30, 2012. The decrease in research and development expenses for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, reflects the Company’s efforts to reduce facility and personnel costs, and outside experts and consultants, which had begun in May 2012.

The research and development costs incurred during the nine months ended September 30, 2013 consisted of costs related to the UCI license agreements and other patent costs and patent legal fees, reduced by a reversal of previously accrued patent legal fees of approximately $20,000.

For the nine months ended September 30, 2013 and 2012, stock-based compensation costs included in research and development expenses were $-0- and $8,513, respectively.

Pier Merger-Related Costs. During the nine months ended September 30, 2012, the Company incurred merger costs of $1,246,107 in connection with its acquisition of Pier, including severance payments of $429,231 and the fair value of stock options to purchase 5,166,668 shares of the Company’s common stock totaling $310,000 granted to two individuals whose employment was terminated pursuant to the terms of the merger agreement. Merger costs also include $506,876 in legal and other merger related fees, including $250,000 to the Company’s investment banker.

Gain on Settlement of Office Lease. During the three months ended December 31, 2012, the Company substantially vacated its operating facility and abandoned its furniture, equipment and leasehold improvements. In May 2013, the Company received notice that it had been sued in the Superior Court of California in a complaint filed on March 28, 2013 by its former landlord, PPC Irvine Center Investment, LLC, seeking among other things, $57,535 in past due rent, termination of the lease agreement, and reasonable attorney’s fees. On May 23, 2013, a settlement was reached with the landlord that provided for the Company to relinquish its security deposit in the amount of $29,545, transfer title to its remaining furniture, equipment and leasehold improvements, and pay an additional $26,000. The transfer of the Company’s furniture, equipment and leasehold improvements resulted in a loss of $39,126, which was recorded at December 31, 2012. During the nine months ended September 30, 2013, the Company recorded a gain of $1,990 with respect to the final disposition of this matter.

Interest Income. Interest income was $-0- for the nine months ended September 30, 2013, as compared to $91 for the nine months ended September 30, 2012.

Interest Expense. During the nine months ended September 30, 2013, interest expense was $43,021 (including $36,397 to related parties), an decrease of $71,045, as compared to $107,442 (including $99,329 to related parties) for the nine months ended September 30, 2012. The decrease resulted primarily from the amortization of discount of $76,757 and the amortization of other financing costs of $10,317 on the Company’s note payable to Samyang, which was funded on June 25, 2012 and fully-amortized as of December 25, 2012, offset by additional accrued interest on the note.

Foreign Currency Transaction Gain (Loss). Foreign currency transaction gain (loss) was $3,494 and $(16,249) for the nine months ended September 30, 2013 and 2012, respectively, reflecting the $399,774 loan from Samyang in June 2012 being denominated in South Korean currency.

Loss on Sale of Assets. The Company realized a loss on sale of assets of $3,173 during the nine months ended September 30, 2012. There were no gains or losses from the sale of assets during the nine months ended September 30, 2013.

Net Loss. For the nine months ended September 30, 2013, the Company incurred a net loss of $1,118,321, as compared to a net loss of $3,699,290 for the nine months ended September 30, 2012.

Liquidity and Capital Resources – September 30, 2013

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,118,321 for the nine months ended September 30, 2013 and $7,572,244 for the fiscal year ended December 31, 2012, negative operating cash flows of $163,567 for the nine months ended September 30, 2013 and $1,861,870 for the fiscal year ended December 31, 2012, and incurred additional net losses from operations and negative operating cash flows in the remainder of the 2013 and 2014 fiscal years. The Company expects to continue to incur net losses and negative operating cash flows for several more years thereafter. As a result, management and the Company’s auditors believe that there is substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2013, the Company had a working capital deficit of $4,105,288 as compared to working capital deficit of $3,021,240 at December 31, 2012, a decrease in working capital of $1,084,048 for the nine months ended September 30, 2013. At September 30, 2013, the Company had cash and cash equivalents aggregating $10,039, as compared to $152,179 at December 31, 2012, a decrease of $142,140 for the nine months ended September 30, 2013. The decrease in working capital and cash and cash equivalents during the nine months ended September 30, 2013 was the result of cash utilized by the Company to fund its operating activities.

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

Operating Activities. For the nine months ended September 30, 2013, operating activities utilized cash of $163,567, as compared to utilizing cash of $1,789,792 for the nine months ended September 30, 2012, to support the Company’s ongoing operations, including research and development activities.

Investing Activities. There were no investing activities during the nine months ended September 30, 2013. For the nine months ended September 30, 2012, investing activities generated cash of $24,700, consisting primarily of $23,208 of cash received in connection with the Pier merger.

Financing Activities. For the nine months ended September 30, 2013, financing activities generated cash of $21,427 consisting of $40,000 in proceeds from notes payable issued to the Company’s Chairman and $4,728 from related party short-swing trading profits, partially offset by the payment of deferred financing costs of $23,301 relating to the issuance of Series G preferred stock which closed in 2014. For the nine months ended September 30, 2012, financing activities generated cash of $378,404, consisting of the proceeds from the note payable issued to Samyang in June 2012 of $399,774, partially offset by related financing costs of $21,370.

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

On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at September 30, 2013.

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

Off-Balance Sheet Arrangements

At September 30, 2013, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company’s former Vice President and Chief Financial Officer has asserted certain claims for compensation against the Company through the date of her resignation from the Company on October 26, 2012. The Company is engaged in negotiations with this former officer to resolve this matter in its entirety to avoid litigation, but there can be no assurances that the Company will be successful in such endeavor. To the extent that the former officer files a formal complaint or other legal claim against the Company, the Company intends to defend itself through the appropriate legal process and will consider all available options, including filing legal counter-claims. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at September 30, 2013.

A former director of the Company, who joined the Company’s Board of Directors on August 10, 2012 in conjunction with the Pier transaction and who resigned from the Company’s Board of Directors on September 28, 2012, has asserted certain claims for consulting compensation against the Company. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at September 30, 2013.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements with respect to such matters.

Additional information with respect to certain legal matters is provided at “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Significant Developments Subsequent to September 30, 2013 – Debt Settlements.”

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

