Form 10-K
period 2013-12-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2015-01-06
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES [  ] NO [X]

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2013 was approximately $8,500,000 (based on the closing sale price of the common stock as reported by the Over the Counter Bulletin Board). As of December 31, 2013, there were 144,041,556 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

In this Annual Report on Form 10-K, the terms “Cortex,” the “Company,” “we,” “us” and “our” refer to Cortex Pharmaceuticals, Inc., a Delaware corporation, and, unless the context indicates otherwise, its consolidated subsidiaries. This Annual Report on Form 10-K is being filed by new management substantially after the deadline for its filing. In an effort to provide the most current information, at various points in the document, information regarding events that occurred after December 31, 2013 has been included.

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

However, on June 27, 2014, the Company entered into a new license agreement with the Board of Trustees of the University of Illinois. In exchange for certain milestone and royalty payments, the License Agreement grants the Company (i) exclusive rights to several issued and pending patents in numerous jurisdictions and (ii) the non-exclusive right to certain technical information that is generated by the University of Illinois in connection with certain clinical trials as specified in the License Agreement, all of which relate to the use of cannabinoids for the treatment of sleep related breathing disorders. The Company is developing dronabinol for the treatment of OSA, the most common form of sleep apnea.

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

Employees

As of December 31, 2013, the Company employed three people (all officers), one of whom was full time. The Company currently employs six people (including certain contractors who provide substantial services to the Company), one of whom is full time.

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

Under such license agreements, the Company was required to make minimum annual royalty payments of approximately $70,000. The Company was also required to spend a minimum of $250,000 per year to advance the ampakine compounds until the Company began to market an ampakine compound. At December 31, 2012, the Company was not in compliance with its minimum annual payment obligations and believed that this default constituted a termination of the license agreements. On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at December 31, 2013 and 2012.

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

University of Illinois License Agreement

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

On June 27, 2014, the Company entered into a new license agreement with the Board of Trustees of the University of Illinois that was similar, but not identical, to the License Agreement between the parties that had been terminated on March 21, 2013. In exchange for certain milestone and royalty payments, the License Agreement grants the Company (i) exclusive rights to several issued and pending patents in numerous jurisdictions and (ii) the non-exclusive right to certain technical information that is generated by the University of Illinois in connection with certain clinical trials as specified in the License Agreement, all of which relate to the use of cannabinoids for the treatment of sleep related breathing disorders. The Company is developing dronabinol for the treatment of OSA, the most common form of sleep apnea.

Item 1A. Risk Factors

In addition to the other matters set forth in this Annual Report on Form 10-K, our continuing operations and the price of our common stock are subject to the following risks:

Risks related to our business

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

In its audit opinion issued in connection with our balance sheets as of December 31, 2013 and 2012 and our statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2013 and 2012, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern given our limited working capital, recurring net losses and negative cash flows from operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence. While we have relied principally in the past on external financing to provide liquidity and capital resources for our operations, we can provide no assurance that cash generated from our operations together with cash received in the future from external financing, if any, will be sufficient to enable us to continue as a going concern.

We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

Since our formation on February 10, 1987 through the end of our most recent fiscal year ended December 31, 2013, we have generated only modest operating revenues and we have incurred net losses of $129,542,788. We have also experienced additional losses subsequent to this period. For the fiscal year ended December 31, 2013, our net loss was $1,201,457 and as of December 31, 2013, we had an accumulated deficit of $129,542,788. For the year ended December 31, 2012, our net loss was $7,572,244 and as of December 31, 2012, we had an accumulated deficit of $128,341,331. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant net losses over the next several years. As with other companies in the biotechnology industry, it is possible that we will never achieve profitable operations.

We will need additional capital in the future and, if such capital is not available on terms acceptable to us or available to us at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.

We will require substantial additional funds to advance our research and development programs and to continue our operations, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products, and if we decide to independently undertake the marketing and promotion of our products. Additionally, we may require additional funds in the event that we decide to pursue strategic acquisitions of or licenses for other products or businesses. Based on our operating plan as of December 31, 2013, we estimated that our existing cash resources may not be sufficient to meet our requirements for 2014. We believe that we will require additional capital to fund on-going operations. Additional funds may result from agreements with larger pharmaceutical companies that include the license or rights to the technologies and products that we are currently developing, although there is no assurance that we will secure such a transaction in a timely manner, or at all.

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

To finance our future activities, we may seek funds through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. We cannot say with any certainty that we will be able to obtain the additional needed funds on reasonable terms, or at all. The sale of additional equity or convertible debt securities could result in additional and possibly substantial dilution to our stockholders. If we issued preferred equity or debt securities, these securities could have rights superior to holders of our common stock, and such instruments entered into in connection with the issuance of securities could contain covenants that will restrict our operations. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies, product candidates or products that we otherwise would not relinquish. In early March 2009 and again in August 2011, we reduced our workforce in an effort to conserve our capital resources. In 2012, several members of management departed. In March 2013 the then-current remaining members of management were removed by our newly elected board of directors and new officers were appointed. If adequate funds are not available in the future, as required, we could lose our key employees and might have to further delay, scale back or eliminate one or more of our research and development programs, which would impair our future prospects. In addition, we may be unable to meet our research spending obligations under our existing licensing agreements and may be unable to continue our business operations.

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

Through the merger with Pier, the Company gained access to an Exclusive License Agreement (as amended, the Pier License Agreement), that Pier had entered into with the University of Illinois on October 10, 2007. The Pier License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of sleep related breathing disorders (including sleep apnea), of which dronabinol is a specific example of one type of cannabinoid. Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Dronabinol is currently approved by the FDA and is sold generically for use in refractory chemotherapy-induced nausea and vomiting, as well as for anorexia in patients with AIDS. Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with obstructive sleep apnea. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol. The Pier License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment and on June 27, 2014, the Company entered into a new license agreement with the University of Illinois that was similar, but not identical, to the Pier License Agreement that had been terminated. If we are unable to comply with the terms of the new license agreement, such as required payments thereunder, the new license agreement might be terminated.

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

Our success will depend, in part, on our ability to obtain and maintain patent protection for our products and processes in the United States and elsewhere. We have filed and intend to continue to file patent applications as we need them. However, additional patents that may issue from any of these applications may not be sufficiently broad to protect our technology. Also, any patents issued to us or licensed by us may be designed around or challenged by others, and if such design or challenge is effective, it may diminish our rights.

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

We are highly dependent upon senior management and key technical personnel and currently do not carry any insurance policies on such persons. In particular, we were highly dependent on our President and Chief Executive Officer, Mark A. Varney, Ph.D. and our Vice President of Preclinical Development, Steven A. Johnson, Ph.D., each of whom entered into employment agreements with us and served in those roles until removed in March 2013. Since our change in management in March 2013, we are now highly dependent on Arnold S. Lippa, Ph.D., our President and Chief Executive Officer, Jeff E. Margolis, our Treasurer and Secretary, and, since his appointment in April 2013, our Chief Financial Officer Robert N. Weingarten. Competition for qualified employees among pharmaceutical and biotechnology companies is intense. The loss of any of our senior management, or our inability to attract, retain and motivate the additional or replacement highly-skilled employees and consultants that our business requires, could substantially hurt our business and prospects.

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

The market price of securities of life sciences companies in general has been very unpredictable. The range of sales prices of our common stock for the fiscal years ended December 31, 2013 and 2012, as quoted on the Over the Counter Bulletin Board, was $0.03 to $0.10 and $0.02 to $0.11, respectively. The following factors, in addition to factors that affect that market generally, could significantly affect our business, and the market price of our common stock could decline:

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

Our common stock is thinly traded and you may be unable to sell some or all of your shares at the price you would like, or at all, and sales of large blocks of shares may depress the price of our common stock.

Our common stock has historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing shares of our common stock at desired prices at any given time may be relatively small or nonexistent. As a consequence, there may be periods of several days or more when trading activity in shares of our common stock is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. This could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you. Also, as a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of shares of our common stock in either direction. The price of shares of our common stock could, for example, decline precipitously in the event a large number of share of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

There is a large number of shares of the Company’s common stock that may be issued or sold, and if such shares are issued or sold, the market price of our common stock may decline.

As of December 31, 2013, we had 144,041,556 shares of our common stock outstanding.

If all warrants and options outstanding as of December 31, 2013 are exercised prior to their expiration, up to 9,166,668 additional shares of our common stock could become freely tradable. Such sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock and could also make it more difficult for us to raise funds through future offerings of common stock. Included in the 9,166,668 potentially issuable shares of common stock were shares issuable upon the exercise of warrants to purchase up to 4,000,000 shares of common stock which expired unexercised in June 2014.

Since December 31, 2013, we have issued our Series G Preferred Stock and additional convertible notes and warrants, all of which are convertible into shares of our common stock (see Note 12 to our consolidated financial statements for the years ended December 31, 2013 and 2012—Subsequent Events—Series G Preferred Stock Placement) and may in the future issue additional equity or equity-based securities. If some or all of our Series G Preferred Stock, convertible Notes or warrants converts to common stock, or if we issue additional equity or equity-based securities, the number of shares of our common stock outstanding could increase substantially, which could adversely affect the prevailing market price of our common stock and could also make it more difficult for us to raise funds through future offerings of common stock.

Our charter document may prevent or delay an attempt by our stockholders to replace or remove management.

Certain provisions of our restated certificate of incorporation, as amended, could make it more difficult for a third party to acquire control of our business, even if such change in control would be beneficial to our stockholders. Our restated certificate of incorporation, as amended, allowed the Board of Directors of the Company, referred to as the Board or Board of Directors, to issue as of December 31, 2013 up to 3,507,500 shares of preferred stock without stockholder approval. The ability of our Board of Directors to issue additional preferred stock may have the effect of delaying or preventing an attempt by our stockholders to replace or remove existing directors and management. While additional shares of our preferred stock have been authorized and issued in March and April 2014, the Company retains the authority to issue a substantial number of shares of preferred stock without stockholder approval.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2013, the Company did not maintain any operating facilities.

On May 14, 2012, the Company executed a three-year lease for approximately 5,000 square feet of office space beginning June 1, 2012 at a monthly rate of $9,204. During the three months ended December 31, 2012, the Company substantially vacated its operating facility and abandoned its furniture, equipment and leasehold improvements. In May 2013, the Company received notice that it had been sued in the Superior Court of California in a complaint filed on March 28, 2013 by its former landlord, PPC Irvine Center Investment, LLC, seeking among other things, $57,535 in past due rent, termination of the lease agreement, and reasonable attorney’s fees. On May 23, 2013, a settlement was reached with the landlord that provided for the Company to relinquish its security deposit in the amount of $29,545, transfer title to its remaining furniture, equipment and leasehold improvements, and pay an additional $26,000.

Item 3. Legal Proceedings

We were not a party to any material legal proceedings, nor has any material proceeding been terminated during the fiscal year ended December 31, 2013, except the resolution of the matter related to our lease discussed in Item 2—Properties above.

Since December 31, 2013, we have been periodically subject to various pending and threatened legal actions and claims. See Note 11 to our consolidated financial statements for the years ended December 31, 2013 and 2012—Commitments and Contingencies—Pending or Threatened Legal Actions and Claims and Note 12 to our consolidated financial statements for the years ended December 31, 2013 and 2012—Subsequent Events—Debt Settlements for details regarding these matters.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over the Counter Bulletin Board, referred to as OTCBB, under the symbol “CORX”. The following table presents quarterly information on the high and low sales prices of the common stock furnished by the OTCBB for the fiscal years ended December 31, 2013 and 2012. The quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year ended December 31, 2013

Fourth Quarter	$0.05	$0.03
Third Quarter	0.10	0.03
Second Quarter	0.08	0.03
First Quarter	0.05	0.03

Fiscal Year ended December 31, 2012

Fourth Quarter	$0.07	$0.02
Third Quarter	0.09	0.05
Second Quarter	0.11	0.04
First Quarter	0.11	0.05

As of December 31, 2013, there were 403 stockholders of record of our common stock, and approximately 8,000 beneficial owners. The high and low sales prices for our common stock on December 31, 2013, as quoted on the OTC market, were $0.0275 and $0.0261, respectively.

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

During the fiscal year ended December 31, 2013, we did not repurchase any of our securities.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited financial statements and notes related thereto appearing elsewhere in this document.

Overview

Cortex Pharmaceuticals, Inc. (“Cortex”) was formed in 1987 to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. In 2011, prior management conducted a re-evaluation of Cortex’s strategic focus and determined that clinical development in the area of respiratory disorders, particularly respiratory depression and sleep apnea, provided the most cost-effective opportunities for potential rapid development and commercialization of Cortex’s compounds. Accordingly, Cortex narrowed its clinical focus at that time and abandoned other avenues of scientific inquiry. This re-evaluation provided the impetus for Cortex’s acquisition of Pier in August 2012, as described below. Cortex and its wholly-owned subsidiary, Pier Pharmaceuticals, Inc. (“Pier”), are collectively referred to herein as the “Company.”

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

Since new management’s appointment in March 2013, it has continued to implement this revised strategic focus, including seeking the capital to fund such efforts. As a result of the Company’s scientific discoveries and the acquisition of strategic, exclusive license agreements (including a new license agreement with the University of Illinois, as described below), management believes that the Company is now a leader in the discovery and development of innovative pharmaceuticals for the treatment of respiratory disorders.

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

Loan from SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 US dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“Samyang”), an approximately 20% common stockholder of the Company at that time. The note accrues simple interest at the rate of 12% per annum and has a maturity date of June 25, 2013, although Samyang was permitted to demand early repayment of the promissory note on or after December 25, 2012. Samyang did not demand early repayment. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although Samyang has not issued a notice of default or a demand for repayment. The Company believes that Samyang is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company anticipates entering into discussions with Samyang with a view toward a comprehensive resolution of the aforementioned matters.

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

The License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment. New management subsequently opened negotiations with the University of Illinois and as a result, the Company ultimately entered into a new license agreement with the University of Illinois on June 27, 2014, the material terms of which were similar to the License Agreement that had been terminated on March 21, 2013.

Additional information with respect to the Pier transaction, including the impairment of the License Agreement that resulted in the Company recording an impairment charge to operations of $3,321,678 at December 31, 2012, is included in Notes 3 and 4 to the Company’s consolidated financial statements for the years ended December 31, 2013 and 2012, which is included elsewhere in this document.

Significant Developments Subsequent to December 31, 2013

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

Convertible Note and Warrant Financing

On November 5, 2014, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with various accredited, non-affiliated investors (each, a “Purchaser”), pursuant to which the Company sold an aggregate principal amount of $238,500 of its (i) 10% Convertible Notes due September 15, 2015 (each a “Note”, and together, the “Notes”) and (ii) Warrants to purchase shares of common stock (the “Warrants”) as described below.  This financing represents the initial closing on a private placement of up to $1,000,000, and the Company may close on one or more additional tranches of this private placement in the near future. Unless otherwise provided for in the Notes, the outstanding principal balance of each Note and all accrued and unpaid interest is due and payable in full on September 15, 2015.  At any time, each Purchaser may elect, at its option and in its sole discretion, to convert the outstanding principal amount into a fixed number of shares of the Company’s common stock equal to the quotient obtained by dividing the outstanding principal amount by $0.035 (an aggregate of 6,814,286 shares), plus any accrued and unpaid interest under the Note, which is treated in the same manner as the outstanding principal amount.  In the case of a Qualified Financing (as defined in the Purchase Agreement), the outstanding principal amount and accrued and unpaid interest under the Notes automatically convert into common stock at a common stock equivalent price of $0.035.  In the case of an Acquisition (as defined in the Purchase Agreement), the Company may elect to either:  (i) convert the outstanding principal amount and all accrued and unpaid interest under the Notes into shares of common stock or (ii) accelerate the maturity date of the Notes to the date of closing of the Acquisition. Each Warrant to purchase shares of common stock shall be exercisable into a fixed number of shares of common stock of the Company calculated as each Purchaser’s investment amount divided by $0.035 (an aggregate of 6,814,286 shares for the initial closing).  The Warrants do not have any cashless exercise provisions and are exercisable through September 15, 2015 at a fixed price of $0.035 per share. The shares of common stock issuable upon conversion of the Notes and exercise of the Warrants are not subject to any registration rights.

On December 9, 2014, a second closing for $46,000 was conducted under this financing. On December 31, 2014, a third closing for $85,000 was conducted under this financing.

Placement agent fees, brokerage commissions, finder’s fees and similar payments were made in the form of cash and warrants to qualified referral sources in connection with the sale of the Notes and Warrants.  In connection with the initial closing, fees of $16,695 were paid in cash, based on 7% of the aggregate principal amount of the Notes issued to such referral sources, and the fees paid in warrants (the “Placement Agent Warrants”) consisted of 477,000 warrants, reflecting warrants for that number of shares equal to 7% of the number of shares of common stock into which the corresponding Notes are convertible. In connection with the second closing, fees of $700 were paid in cash and 20,000 Placement Agent Warrants were issued. In connection with the third closing, fees of $3,500 were paid in cash and 100,000 Placement Agent Warrants were issued. The Placement Agent Warrants have cashless exercise provisions and are exercisable through September 15, 2015 at a fixed price of $0.035 per share. Aurora Capital LLC is acting as the placement agent for this financing.

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

Awards to Officers and Directors as Compensation

On April 14, 2014, the Board of Directors of the Company awarded a total of 57,000,000 shares of common stock of the Company, including awards of 15,000,000 shares to each of the Company’s three executive officers, who were also the directors of the Company, and 4,000,000 shares and 8,000,000 shares to two other individuals. The individual who received the 8,000,000 shares was an associated person of Aurora Capital LLC. These awards were made to those individuals on that date as compensation for services rendered through March 31, 2014. None of the officers or directors of the Company had earned or received any cash compensation from the Company since joining the Company in March and April 2013, and there were no prior compensation arrangements or agreements with such individuals. As the initial closing of the Series G Preferred Stock was completed on March 18, 2014, and such closing represented approximately 81% of the total amount of such financing, the Company’s Board of Directors determined that it was appropriate at that time to begin consideration with respect to compensation for such officers for the period since they joined the Company in March and April 2013 through March 31, 2014. Such deliberations were concluded on April 14, 2014 with the issuance of the aforementioned stock awards. Accordingly, as a result of these factors, the fair value of these stock awards will be charged to operations as stock-based compensation effective as of March 18, 2014.

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

National Institute on Drug Abuse Grant

On September 18, 2014, the Company entered into a contract with the National Institute on Drug Abuse, a division of the National Institutes of Health. The funding under the contract is a Phase 1 award granted under the Small Business Innovation Research Funding Award Program. The purpose of the project is to determine the most useful injectable route of administration for CX1942, the Company’s proprietary, soluble ampakine molecule, a potential rescue medication for drug-induced respiratory depression and lethality. The grant is entitled “Novel Treatment of Drug-Induced Respiratory Depression” and is valued at $148,583, which is to be paid in increments over the expected six-month duration of the study which commenced in October 2014. The study will measure the potency, latency to onset and duration of action of CX1942 administered to rats. The Company anticipates that the data obtained from the study will be used to finalize preclinical studies in preparation for initiating Phase 1 clinical studies. The preclinical studies will be performed in collaboration with Dr. David Fuller of the University of Florida and Dr. John Greer of the University of Alberta.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,201,457 and $7,572,244 for the fiscal years ended December 31, 2013 and 2012, respectively, negative operating cash flows of $182,435 and $1,861,870 for the fiscal years ended December 31, 2013 and 2012, respectively, and incurred additional net losses and negative operating cash flows in the 2014 fiscal year. The Company expects to continue to incur net losses and negative operating cash flows for several more years thereafter. As a result, management and the Company’s auditors believe that there is substantial doubt about the Company’s ability to continue as a going concern.

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

From June 2013 through March 2014, the Company’s Chairman and Chief Executive Officer advanced short-term loans to the Company aggregating $150,000 in order to meet its minimum operating needs. In March and April 2014, the Company completed a private placement by selling 928.5 shares of its Series G Preferred Stock for gross proceeds of $928,500 and repaid the aggregate advances. The Company’s Chairman and Chief Executive Officer invested $250,000 in the Series G Preferred Stock private placement.  During November and December 2014, the Company sold convertible notes (with warrants) in an aggregate principal amount of $369,500 to various accredited investors. The Company intends to continue this financing until it has sold an aggregate principal amount of $1,000,000 of such notes, although there can be no assurances that the Company will be successful in this regard.

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

Critical Accounting Policies and Estimates

The Company prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

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

The Company recognizes the fair value of stock-based compensation in general and administrative costs and in research and development costs, as appropriate, in the Company’s consolidated statements of operations.

The Company issues new shares to satisfy stock option exercises.

Results of Operations

Years Ended December 31, 2013 and 2012

Revenues. The Company had no revenues during the year ended December 31, 2013. Revenues for the year ended December 31, 2012 of $48,309 consisted of grant revenues awarded by the Michael J. Fox Foundation for research on Parkinson’s Disease.

General and Administrative. For the year ended December 31, 2013, general and administrative expenses were $932,973, a decrease of $1,013,624 or approximately 52%, as compared to $1,946,597 for the year ended December 31, 2012. The decrease in general and administrative expenses for the year ended December 31, 2013, as compared to the year ended December 31, 2012, is primarily the result of cost reductions realized during the period as a result of the Company’s efforts to reduce facility and personnel costs, which had begun in May 2012, partially offset by accrued severance costs of $585,000 relating to the termination of certain corporate officers in March 2013 and the accrual of $85,000 for the reimbursement of legal fees incurred by Aurora Capital LLC in conjunction with the removal of the Company’s former Board of Directors on March 22, 2013.

Through May 31, 2012, the Company leased approximately 32,000 square feet of research laboratory, office and expansion space. Effective June 1, 2012, the Company entered into a new operating lease agreement for approximately 5,000 square feet of office space at a monthly rate of $9,204.

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

For the years ended December 31, 2013 and 2012, stock-based compensation costs included in general and administrative expenses were $0 and $170,805, respectively. Stock-based compensation costs for the year ended December 31, 2012 includes $131,700 attributed to the value of options to acquire 2,195,000 common shares granted on August 3, 2012 to directors of the Company for past services.

Research and Development. For the year ended December 31, 2013, research and development expenses were $206,911, a decrease of $619,791 or approximately 75%, as compared to $826,702 for the year ended December 31, 2012. The decrease in research and development expenses for the year ended December 30, 2013, as compared to the year ended December 31, 2012, reflects the Company’s efforts to reduce facility and personnel costs, and outside experts and consultants, which had begun in May 2012.

The research and development costs incurred during the year ended December 31, 2013 consisted of costs related to the UCI license agreements and other patent costs and patent legal fees.

For the years ended December 31, 2013 and 2012, stock-based compensation costs included in research and development expenses were $0 and $8,513, respectively.

Pier Merger-Related Costs. During the year ended December 31, 2012, the Company incurred merger costs of $1,246,107 in connection with its acquisition of Pier, including severance payments of $429,231 and the fair value of stock options to purchase 5,166,668 shares of the Company’s common stock totaling $310,000 granted to two individuals whose employment was terminated pursuant to the terms of the merger agreement. Merger costs also included $506,876 in legal and other merger related fees, including $250,000 to the Company’s investment banker.

Impairment Loss from Termination of License Agreement. The Company performed an impairment assessment of the carrying value of the License Agreement as of December 31, 2012 and determined that it had no future value at such date. Accordingly, the Company recorded an impairment charge to operations of $3,321,678 at December 31, 2012 to write off the License Agreement.

(Gain) Loss on Settlement of Office Lease. During the three months ended December 31, 2012, the Company substantially vacated its operating facility and abandoned its furniture, equipment and leasehold improvements. In May 2013, the Company received notice that it had been sued in the Superior Court of California in a complaint filed by its former landlord, PPC Irvine Center Investment, LLC, seeking among other things, $57,535 in past due rent, termination of the lease agreement, and reasonable attorneys’ fees. On May 23, 2013, a settlement was reached with the landlord that provided for the Company to relinquish its security deposit in the amount of $29,545, transfer title to its remaining furniture, equipment and leasehold improvements, and to pay an additional $26,000. The transfer of the Company’s furniture, equipment and leasehold improvements resulted in a loss of $39,126, which was recorded at December 31, 2012. During the year ended December 31, 2013, the Company recorded a gain of $1,990 with respect to the final disposition of this matter.

Interest Income. Interest income was $0 for the year ended December 31, 2013, as compared to $92 for the year ended December 31, 2012.

Interest Expense. During the year ended December 31, 2013, interest expense was $56,338 (including $48,688 to related parties), a decrease of $140,646, as compared to $196,984 (including $187,843 to related parties) for the year ended December 31, 2012. The decrease resulted primarily from the amortization of discount of $143,919 and the amortization of other financing costs of $21,370 on the Company’s note payable to Samyang, which was funded on June 25, 2012 and fully-amortized as of December 25, 2012, partially offset by additional accrued interest on the note.

Foreign Currency Transaction Loss. Foreign currency transaction loss was $7,224 and $40,278 for the years ended December 31, 2013 and 2012, respectively, reflecting the $399,774 loan from Samyang in June 2012 being denominated in South Korean currency.

Loss on Sale of Assets. The Company realized a loss on sale of assets of $3,173 during the year ended December 31, 2012. There were no gains or losses from the sale of assets during the year ended December 31, 2013.

Net Loss. For the year ended December 31, 2013, the Company incurred a net loss of $1,201,457, as compared to a net loss of $7,572,244 for the year ended December 31, 2012.

Liquidity and Capital Resources – December 31, 2013

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,201,457 and $7,572,244 for the fiscal years ended December 31, 2013 and 2012, respectively, negative operating cash flows of $182,435 and $1,861,870 for the fiscal years ended December 31, 2013 and 2012, respectively, and incurred additional net losses and negative operating cash flows in the 2014 fiscal year. The Company expects to continue to incur net losses and negative operating cash flows for several more years thereafter. As a result, management and the Company’s auditors believe that there is substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2013, the Company had a working capital deficit of $4,188,424, as compared to working capital deficit of $3,021,240 at December 31, 2012, a decrease in working capital of $1,167,184 for the year ended December 31, 2013. At December 31, 2013, the Company had cash and money market funds aggregating $14,352, as compared to $152,179 at December 31, 2012, a decrease of $137,827 for the year ended December 31, 2013. The decrease in working capital and cash during the year ended December 31, 2013 was the result of cash utilized by the Company to fund its operating activities.

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

From June 2013 through March 2014, the Company’s Chairman and Chief Executive Officer advanced short-term loans to the Company aggregating $150,000 in order to meet its minimum operating needs, of which a total of $75,000 had been advanced at December 31, 2013. In March and April 2014, the Company completed a private placement by selling 928.5 shares of its Series G Preferred Stock for gross proceeds of $928,500 and repaid the aggregate advances. The Company’s Chairman and Chief Executive Officer invested $250,000 in the Series G Preferred Stock private placement.  During November and December 2014, the Company sold convertible notes (with warrants) in an aggregate principal amount of $369,500 to various accredited investors. The Company intends to continue this financing until it has sold an aggregate principal amount of $1,000,000 of such Notes, although there can be no assurances that the Company will be successful in this regard.

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

Operating Activities. For the year ended December 31, 2013, operating activities utilized cash of $182,435, as compared to utilizing cash of $1,861,870 for the year ended December 31, 2012, to support the Company’s ongoing operations, including research and development activities.

Investing Activities. There were no investing activities during the year ended December 31, 2013. For the year ended December 31, 2012, investing activities generated cash of $24,700, consisting primarily of $23,208 of cash received in connection with the Pier merger.

Financing Activities. For the year ended December 31, 2013, financing activities generated cash of $44,608 consisting of $75,000 in proceeds from notes payable issued to the Company’s Chairman and $4,728 paid by Samyang, a related party, for short-swing trading profits, partially offset by the payment of deferred financing costs of $35,120 relating to the issuance of Series G preferred stock which closed in 2014. For the year ended December 31, 2012, financing activities generated cash of $378,404, consisting of the proceeds from the note payable issued to Samyang in June 2012 of $399,774, partially offset by related financing costs of $21,370.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 US dollars) from and executed a secured note payable to Samyang, an approximately 20% common stockholder of the Company at that time. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013, although Samyang was permitted to demand early repayment of the promissory note on or after December 25, 2012. Samyang did not demand early repayment. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although Samyang has not issued a notice of default or a demand for repayment. The Company believes that Samyang is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company anticipates entering into discussions with Samyang with a view toward a comprehensive resolution of the aforementioned matters.

Principal Commitments

Lease Commitment

On May 14, 2012, the Company executed a three-year lease for approximately 5,000 square feet of office space beginning June 1, 2012 at a monthly rate of $9,204. During the three months ended December 31, 2012, the Company substantially vacated its operating facility prior to the scheduled termination of the lease agreement in May 2015. In May 2013, a settlement with the landlord was reached and the lease was terminated.

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

Off-Balance Sheet Arrangements

At December 31, 2013, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer who were appointed to their positions in March and April 2013, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal year covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act was timely recorded, processed and reported within the time periods specified in the SEC’s rules and forms. In particular, the Company failed to complete and file its Quarterly Report on Form 10-Q for the periods ended March 31, 2013, June 30, 2013 and September 30, 2013, and its December 31, 2013 Annual Report on Form 10-K in a timely manner because the Company’s accounting and financial staff had resigned by October 26, 2012 and its financial and accounting systems had been shut-down at December 31, 2012.

Since being appointed in March and April 2013, new management has taken steps to bring the Company’s periodic reporting current. With the filing of this Annual Report on Form 10-K, the Company has now filed all periodic reports for periods ending on or before December 31, 2013. The Company anticipates filing its outstanding periodic reports for periods ending in 2014 in the near future, and currently expects to file timely its Annual Report on Form 10-K for the period ending December 31, 2014.

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

Our management, consisting of our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, our management has concluded that material weaknesses in the Company’s internal control over financial reporting existed as of December 31, 2013 as a result of a lack of personnel and non-functioning accounting systems. As a result of these material weaknesses, our internal control over financial reporting was not effective at such date.

Prior management, which had shut-down the Company and was preparing to cause it to file for liquidation under Chapter 7 of the United States Bankruptcy Code, was replaced on March 22, 2013 in conjunction with the change in control of the Board of Directors on such date. Since that date, new management has instituted a program to reestablish the Company’s accounting and financial staff functions, as well as to install new accounting and internal control systems.

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

Changes in Internal Control over Financial Reporting

As described above, there were changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, and are reasonably likely to continue to materially affect, our internal control over financial reporting until we are current in our periodic reporting.

In response to such changes, new management has retained accounting personnel, established accounting and internal control systems, addressed the preparation of delinquent SEC financial filings, and has been diligently working to bring delinquent SEC filings current as promptly as reasonably possible under the circumstances. However, as of the date of the filing of this Annual Report on Form 10-K, the Company had not completed the process to reestablish adequate internal controls over financial reporting. The Company currently expects to reestablish adequate internal controls over financial reporting in connection with the filing of its Annual Report on Form 10-K for the period ending December 31, 2014, which it currently anticipates filing on time.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The names of each of the directors and certain biographical information about them are set forth below:

Name	Age	Director Since	Principal Occupation

Arnold S Lippa, Ph.D.	67	2013	President, Chief Executive Officer and Chairman of the Board of the Company

Jeff E. Margolis	59	2013	President of Aurora Capital, LLC

Robert N. Weingarten	62	2013	Business and financial consultant and advisor

Arnold S. Lippa, Ph.D.: Dr. Lippa is a Senior Managing Director and founder of T Morgen Capital LLC through which he administers his family’s assets. T Morgan Capital LLC is a significant equity owner and managing member of Aurora Capital LLC (“Aurora”), a boutique investment bank and securities firm of which Mr. Margolis is the president and founder. As of December 31, 2013, Aurora owned approximately 2.1% of the issued and outstanding shares of the Company. Dr. Lippa and Mr. Margolis jointly manage, since 2004, Atypical BioCapital Management LLC and Atypical BioVentures Fund LLC, a life sciences fund management company and venture fund, respectively. Since 2006, Dr. Lippa has also been the Executive Chairman of the board of Xintria Pharmaceutical Corporation, a Delaware corporation, as well as a member of its board of directors. Dr. Lippa was co-founder of DOV Pharmaceutical, Inc., where he served as Chairman of the Board and Chief Executive Officer from its inception in 1995 through 2005. Dr. Lippa stepped down as a director of DOV Pharmaceuticals, Inc. in 2006.

We believe that Dr. Lippa’s qualifications to serve on our Board include his position as the Company’s President and Chief Executive Officer, and his experience working in management roles in other pharmaceutical companies as described above. Dr. Lippa provides the Board with both technical and scientific expertise in drug discovery and drug development, research management, governmental regulations and strategic planning expertise that is important to the advancement of our research platforms as well as to the overall success of the Company. Dr. Lippa was appointed to our board of directors in March 2013.

Jeff E. Margolis: Mr. Margolis is the president and founder of Aurora, and has been since its inception in 1994. Aurora Capital Corp., a corporation wholly owned by Mr. Margolis, is a significant equity owner and managing member of Aurora. As of December 31, 2013, Aurora owned approximately 2.1% of the issued and outstanding shares of the Company. Dr. Lippa and Mr. Margolis jointly manage, since 2004, Atypical BioCapital Management LLC and Atypical BioVentures Fund LLC, a life sciences fund management company and venture fund, respectively. Since 2006, Mr. Margolis has also been the Chief Financial Officer of Xintria Pharmaceutical Corporation, a Delaware corporation, as well as a member of its board of directors.

We believe that Mr. Margolis’s qualifications to serve on our Board include his significant experience in operational and management roles within pharmaceutical companies as described above. He also has extensive prior experience working in business development and provides the Company with extremely useful expertise in financing and capital markets, knowledge gained though his position as President of Aurora. Mr. Margolis also provides broad financial expertise. Mr. Margolis was appointed to our board of directors in March 2013.

Robert N. Weingarten: Mr. Weingarten is an experienced business consultant and advisor with an ongoing consulting practice. Since 1979 he has provided financial consulting and advisory services to numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten received a B.A. Degree (Accounting) from the University of Washington in 1974, and an M.B.A. Degree (Finance) from the University of Southern California in 1975. Mr. Weingarten is a Certified Public Accountant (inactive) in the State of California. Mr. Weingarten was the Non-Executive Chairman of New Dawn Mining Corp. (“New Dawn”) from August 31, 2005 through September 30, 2010, and was named the Executive Chairman of New Dawn in October 2010. On July 8, 2010, Mr. Weingarten was appointed to the board of directors of Central African Gold Limited (formerly known as Central African Gold Plc and listed on the Alternative Investment Market of the London Stock Exchange at that time). Central African Gold Limited is an indirect, wholly-owned subsidiary of New Dawn. Both New Dawn and Central African Gold Limited have ceased to be publicly traded reporting companies in their respective jurisdictions.

We believe that Mr. Weingarten’s qualifications to serve on our Board include his breadth of experience with public companies, especially those in the development phase. He has also served in managements capacities at other public companies and as a result brings a wealth of experience on financial matters. Mr. Weingarten was appointed to our board of directors in April 2013.

In addition to the directors mentioned above, the Company notes that John F. Benedik, Charles J. Casamento, M. Ross Johnson, Ph.D. and Mark A. Varney, Ph.D. served as directors until May, 2013. In addition, Moogak Hwang, Ph.D. served as a director from August 2012 to September 2013.

Executive Officers

Each executive officer of the Company serves at the discretion of the Board of Directors. The names of the Company’s executive officers are set forth below. At December 31, 2013, each of our executive officers was also a member of our board of directors, and their biographical information appears above in the immediately prior section.

Name	Position with Company
Arnold S. Lippa, Ph.D.	President, Chief Executive Officer and Chairman of the Board
Jeff E. Margolis	Vice President, Secretary and Treasurer
Robert N. Weingarten	Vice President and Chief Financial Officer

In addition to the officers listed above, the Company notes that Mark A. Varney, Ph.D. served as President and Chief Executive Officer of the Company until March 2013, and Steven A. Johnson, Ph.D. served as a Vice President, Preclinical Development of the Company until March 2013.

BOARD COMMITTEES

The board of directors has historically maintained a standing Audit Committee, Compensation Committee, and Governance and Nominations Committee. As noted above, since the changes in the composition of our board of directors on March 22, 2013, the functions of each of the committees described below have been and are currently being addressed by the full board of directors.

Audit Committee. Traditionally, the Audit Committee meets with the Company’s independent registered public accountants and management to prepare for and to review the results of the annual audit and to discuss the annual and quarterly financial statements, earnings releases and related matters. The Audit Committee, among other things, (i) selects and retains the independent registered public accountants, (ii) reviews with the independent registered public accountants the scope and anticipated cost of their audit, and their independence and performance, (iii) reviews accounting practices, financial structure and financial reporting, (iv) receives and considers the independent registered public accountants’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls, (v) reviews and pre-approves all audit and non-audit services provided to the Company by the independent registered public accountants, and (vi) reviews and pre-approves all related-party transactions. The Audit Committee does not itself prepare financial statements or perform audits, and its members are not auditors or certifiers of the Company’s financial statements.

Charles J. Casamento and M. Ross Johnson, Ph.D. began 2013 as members of the Audit Committee, but on March 22, 2013 were removed as members of the board of directors of the Company. Since the change in composition of our board of directors in March 2013, the composition of an Audit Committee has not been determined, nor has the current board of directors adopted an amended written charter. Company records indicate that the Audit Committee previously operated under a written charter adopted by the previous board of directors. When an Audit Committee is reestablished along with a written charter, such charter will be made available on the Company’s website at www.cortexpharm.com.

Compensation Committee. The traditional functions of the Compensation Committee include, without limitation, administering the Company’s incentive ownership programs and approving the compensation to be paid to the Company’s directors and executive officers. The Compensation Committee typically meets no less frequently than annually as circumstances dictate to discuss and determine executive officer and director compensation. Historically, the Company’s Chief Executive Officer annually reviews the performance of each executive officer (other than the Chief Executive Officer, whose performance is reviewed by the Compensation Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Compensation Committee, who can exercise its discretion in modifying any recommended adjustments or awards to executive officers. The Compensation Committee is entitled to, but generally does not, retain the services of any compensation consultants. Based on Company records available to the current board of directors, neither the Compensation Committee nor management has engaged a compensation consultant in the past fiscal year. The Compensation Committee has the power to form and delegate authority to subcommittees when appropriate, provided that such subcommittees are composed entirely of directors who would qualify for membership on the Compensation Committee.

The Company’s records indicate that M. Ross Johnson, Ph.D. (chair), and Charles J. Casamento began 2013 as the members of the Compensation Committee, but on March 22, 2013 were removed as members of the board of directors of the Company. Since the change in composition of our board of directors in March 2013, the members of the board of directors have performed the functions of the Compensation Committee and the composition of a Compensation Committee has not been determined nor has the current board of directors adopted a written charter. Company records indicate that the Compensation Committee previously operated under a written charter adopted by the board of directors. When a Compensation Committee is reestablished along with a written charter, such charter will be made available on the Company’s website at www.cortexpharm.com.

Governance and Nominations Committee. The traditional functions of the Governance and Nominations Committee include, without limitation, (i) identifying individuals qualified to become members of the board of directors, (ii) recommending director nominees for the next annual meeting of stockholders and to fill vacancies that may be created by the expansion of the number of directors serving on the board of directors and by resignation, retirement or other termination of services of incumbent directors, (iii) developing and recommending to the board of directors corporate governance guidelines and changes thereto, (iv) ensuring that the board of directors and the Company’s Certificate of Incorporation and Bylaws are structured in a way that best serves the Company’s practices and objectives, (v) leading the board of directors in its annual review of the board of directors’ performance; and (vi) recommending to the board of directors nominees for each committee. Accordingly, the Governance and Nominations Committee annually reviews the composition of the board of directors as a whole and makes recommendations, if deemed necessary, to enhance the composition of the board of directors. The Governance and Nominations Committee first considers a candidate’s management experience and then considers issues of judgment, background, conflicts of interest, integrity, ethics and commitment to the goal of maximizing stockholder value when considering director candidates. The Governance and Nominations Committee also focuses on issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The Governance and Nominations Committee does not have a formal policy with respect to diversity; however, the board of directors and Governance and Nominations Committee believe that it is essential that the members of the board of directors represent diverse viewpoints. In considering candidates for the board of directors, the Governance and Nominations Committee considers the entirety of each candidate’s credentials in the context of these standards. With respect to the nomination of continuing directors for re-election, the individual’s contributions to the board of directors are also considered.

The Company’s records indicate that M. Ross Johnson, Ph.D. and John F. Benedik began 2013 as the members of the Governance and Nominations Committee, but on March 22, 2013 were removed as members of the board of directors of the Company. Since the change in composition of our board of directors in March 2013, the members of the board of directors have performed the functions of the Governance and Nominations Committee and the composition of a Governance and Nominations Committee has not been determined nor has the current board of directors adopted a written charter. When a Governance and Nominations Committee is reestablished along with a written charter, such charter will be made available on the Company’s website at www.cortexpharm.com.

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

Based solely on the Company’s review of the copies of these reports received by it and written representations received from certain of the reporting persons with respect to the filing of reports on Forms 3, 4 and 5, the Company believes that all such filings required to be made by the reporting persons for the fiscal year ended December 31, 2013 were made on a timely basis.

Code of Ethics

We have previously adopted a Code of Business Conduct and Ethics, which covers all of our directors and employees, including our principal executive and financial officers. Any amendment to, or waiver from, any applicable provision (related to elements listed under Item 406(b) of Regulation S-K) of our Code of Business Conduct and Ethics that applies to our directors or executive officers will be posted on our website at www.cortexpharm.com or in a report filed with the SEC on a Current Report on Form 8-K. The Company is in the process of updating its Code of Business Conduct and Ethics. Any amendment or waiver to its Code of Business Conduct and Ethics that applies to its directors or executive officers will be posted on its website at www.cortexpharm.com and/or filed in a report with the Securities and Exchange Commission on a Current Report on Form 8-K.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2013 and 2012. The information contained under the heading “All Other Compensation” for all named executive officers includes the estimated value of equity awards using the Black-Scholes option-pricing model and does not reflect actual cash payments or actual dollars awarded.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(1)		Total ($)
Arnold S Lippa, Ph.D.	2013	$—	$—	$—		$—
Chairman, President and Chief Executive Officer (2)

Jeff E. Margolis	2013	$—	$—	$—		$—
Vice President, Secretary and Treasurer (2)

Robert N. Weingarten	2013	$—	$—	$—		$—
Vice President, Chief Financial Officer (2)

Mark A. Varney, Ph.D.	2013	$—	—	$—		$—
President and Chief Executive Officer	2012	$190,601	—	$144,639 (	3)	$335,240

Steven A. Johnson, Ph.D.	2013	$—	—	$—		$—
Vice President of Preclinical Development	2012	$118,217	—	$107,126 (	3)	$225,343

(1)	In accordance with Securities and Exchange Commission rules, “Other Annual Compensation” in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits was less than $10,000.

(2)	Did not earn or receive any compensation in 2013. In April 2014, the board of directors authorized the issuance of 15,000,000 shares of the Company’s common stock valued, as calculated for the Company’s financial statements, at $600,000, based on the closing price of the Company’s common stock on the effective transaction date, as compensation for his role as an officer and director with the Company for the period since he joined the Company through March 31, 2014. The Company will account for the issuance of these shares of common stock effective as of March 18, 2014.

(3)	This amount does not include all amounts claimed by the individual in connection with his departure from the Company in 2013. The Company has recently settled with this individual with respect to such claimed amounts. See “Employment and Consulting Agreements—Termination or Change in Control”.

Narrative to Summary Compensation Table

In June 2004, the board of directors approved a performance-based incentive compensation program for named executive officers that included cash bonus targets of 20% of respective annual base salaries. Actual bonus amounts may differ from the established targets based upon our performance, as well as that of the individual named executive officer, as compared to established goals. No performance bonuses were awarded to the named executive officers for the years ended December 31, 2013 or 2012.

The exercise price for our stock options is no less than the fair market value of the stock on the date of the grant. Options generally vest at a rate of 33 1/3% per year starting on the anniversary date of the option grant and the vesting of any unvested portion is contingent upon the officer’s continued employment with the Company. Accordingly, the option will provide a return to the named executive officer only if he or she remains in the Company’s employ and the market price of the Company’s common stock appreciates over the option term. The vested portion of the option will provide a return to the named executive officer regardless of whether he or she remains in our employee, but only if the market price of the our common stock appreciates over the option exercise price during the term of the vested options. There were no stock options received by the named executive officers during the years ended December 31, 2013 and 2012.

In connection with the recent changes to our board membership and taking into account the Company’s current operating structure and business plans, management is currently reevaluating the compensation policies of the Company and, as a result of that reassessment, and in light of the Company’s current financial circumstances, will likely make substantial adjustments to such policies, including the termination of such policies.

The Company does not have any arrangements or agreements regarding compensation with its current executive officers and paid no compensation to any named executive officer in 2013. No named executive officer received cash compensation in 2013. In April 2014, Arnold Lippa, Ph.D., Jeff E. Margolis and Robert N. Weingarten were each issued 15,000,000 shares of the Company’s common stock to compensate those individuals for their efforts as officers and directors of the Company since joining the Company in March 2013, in the case of Dr. Lippa and Mr. Margolis, and in April 2013, in the case of Mr. Weingarten. The Company will account for the issuance of these shares of common stock effective as of March 18, 2014.

See also “Employment and Consulting Agreements—Termination or Change in Control” for further discussion of compensation arrangements pursuant to which the amounts listed under the Summary Compensation Table were paid or awarded and the criteria for such payment or award.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unvested stock awards as of December 31, 2013. There also were no outstanding option awards with current directors or officers of the Company as of December 31, 2013. There were outstanding option awards as of December 31, 2013 with two former officers of the Company:

●	On July 17, 2012, pursuant to a severance agreement amended in connection with the merger transaction with Pier, Roger G. Stoll, Ph.D. was issued fully-vested, ten-year options to purchase a total of 3,083,334 shares of the Company’s common stock at an exercise price of $0.06 per share, which was in excess of the closing price of the Company’s common stock on the closing date of the merger. Dr. Stoll left the Company in August 2012.

●	On August 10, 2012, pursuant to a severance agreement amended in connection with the merger transaction with Pier, James H. Coleman was issued fully-vested, ten-year options to purchase a total of 2,083,334 shares of the Company’s common stock at an exercise price of $0.06 per share, which was in excess of the closing price of the Company’s common stock on the closing date of the merger. Mr. Coleman left the Company in August 2012.

OPTION EXERCISES AND STOCK VESTED FOR 2012

None of the Company’s named executive officers exercised any options to purchase shares of the Company’s common stock or had any outstanding unvested stock awards during the year ended December 31, 2013.

Employment and Consulting Agreements – Termination or Change in Control

As of December 31, 2013, two of the named executive officers listed above, Mark A. Varney, Ph.D. and Steven M. Johnson, Ph.D., had been removed as officers by the new board of directors on March 22, 2013. Each of these officers had entered into employment agreements and/or severance agreements governing payments upon termination or in the event the Company became subject to a change-in-control. Because each of these executive officers listed in the summary compensation table for 2013 was removed in early 2013, the terms and conditions related to the departure of those officers, under their respective employments agreements, as amended, are known. The details of the contracts applicable to the departure for each officer are discussed below. The Company has recently entered into settlement agreements with these officers regarding the amounts owed. Accordingly, the ultimate amounts paid in respect to the departures of these officers were different than the contractual amounts described below. See Note 12 to our consolidated financial statements for the years ended December 31, 2013 and 2012—Subsequent Events—Debt Settlements for details regarding these matters.

The new officers appointed by the board of directors, Arnold S. Lippa, Ph.D., Jeff E. Margolis and Robert N. Weingarten, have not entered into any compensation arrangements or employment agreements with the Company. Upon entering into such arrangements or agreements, the Company will disclose the information required regarding these agreements or agreements, consistent with applicable law.

With respect to named executive officers who are no longer with the Company:

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

The Company has recently executed settlement agreements with Messrs. Varney and Johnson that, together with similar agreements with other former officers of the Company, resulted in the settlement of potential claims totaling approximately $1,336,000 for a total of approximately $118,000 in cash, plus the issuance of options to purchase 4,300,000 shares of common stock exercisable at $0.04 per share for periods ranging from five to ten years. In addition to other provisions, the settlement agreements include mutual releases.

Director Compensation

The Compensation Committee historically uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, the Compensation Committee considers the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the skill-level required by the Company of members of the Board of Directors.

Director Summary Compensation Table

The following table shows the compensation received by the non-employee members of our board of directors for the year ended December 31, 2013. Directors who are also employees of the Company did not receive any additional compensation for services as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Total ($)
John F. Benedik (1)	0	0	0	0
Charles J. Casamento (1)	0	0	0	0
Moogak Hwang, Ph.D. (2)	0	0	0	0
M. Ross Johnson (1)	0	0	0	0

(1) Removed from the board of directors by written consent on March 22, 2013.

(2) Appointed to the board of directors on August 3, 2012; resigned from the board of directors effective September 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of December 31, 2013, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers, and (iv) all of the Company’s executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of common stock indicated. In computing the number and percentage ownership of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of December 31, 2013 pursuant to options, warrants or other rights are considered as outstanding, while these shares are not considered as outstanding for computing the percentage ownership of any other person or group.

Directors, Officers and 5% Stockholders(1)	Number of Shares of Beneficial Ownership of Common Stock	Percent of Class(2)
Origin Ventures II, L.P. (and affiliates)(3)	24,200,507	16.80%

SY Corporation Co., Ltd.(4)	20,422,464	13.80%

Illinois Emerging Technology Fund, L.P. (and affiliates)(5)	20,334,546	14.12%

Arnold S. Lippa, Ph.D.(6)	2,971,792	2.06%

Jeff E. Margolis(6)	2,971,792	2.06%

Robert N. Weingarten	0	0%

All directors and officers as a group	2,971,792	2.06%

(1)	Except as otherwise indicated, the address of such beneficial owner is c/o Cortex Pharmaceuticals, Inc., 126 Valley Road, Suite C, Glen Rock, New Jersey 07452.

(2)	Based on 144,041,556 shares issued and outstanding as of December 31, 2013, plus, in the case of SY Corporation Co., Ltd., warrants then exercisable to purchase up to 4,000,000 shares of common stock.

(3)	Pursuant to Schedule 13g filed with the SEC on June 16, 2013. These shares are held by Origin Ventures II, L.P., which holds voting and dispositive control with respect to such shares. Origin Ventures II Management, LLC, the general partner of Origin Ventures II, L.P., and Bruce Barron and Steven N. Miller, the managing members of Origin Ventures II Management, LLC, may be deemed to beneficially own such shares, and to share voting and dispositive control of the shares owned by Origin Ventures II, L.P.

(4)	Pursuant to Schedule 13D filed with the SEC on June 16, 2013. Consists of (i) 16,422,464 shares of Cortex Pharmaceuticals, Inc. common stock, and (ii) a warrant to purchase up to 4,000,000 shares of common stock at an exercise price of $0.056 per share (which subsequently expired unexercised). SY Corporation Co., Ltd. was formerly known as Samyang Optics Co. Ltd.

(5)	Pursuant to Schedule 13G filed with the SEC on August 20, 2012, Illinois Emerging Technology Fund, LP owns 20,334,546 shares and holds voting and dispositive control with respect to such shares. Illinois Ventures GP, LLC is the general partner of Illinois Emerging Technology Fund, LP, and may be deemed to beneficially own such shares, and to share voting and dispositive control of the shares.

(6)	Aurora Capital LLC holds 2,971,792 shares of common stock. Aurora Capital Corp., a New York Corporation, and T Morgen Capital LLC, a New Jersey LLC, are managing members of Aurora Capital LLC. Jeff Margolis is the Manager and President of Aurora Capital LLC, as well as the sole shareholder and Director of Aurora Capital Corp. Arnold S. Lippa is a manager of T Morgen Capital LLC. By virtue of their control of Aurora Capital LLC, Aurora Capital Corp., and T Morgen Capital LLC, Arnold S. Lippa and Jeff Margolis may be deemed to share beneficial ownership of (and, with respect to Mr. Margolis, voting and dispositive power with respect to) the shares of common stock beneficially owned by Aurora Capital LLC.

The Company is not aware of any arrangements that may at a subsequent date result in a change of control of the Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2013. Our stockholders approved the Company’s 2006 Stock Incentive Plan, as amended. From October 2006 through December 31, 2013, all stock options granted and issued under stockholder approved plans were issued from the 2006 Stock Incentive Plan. In March 2014, the Company’s stockholders approved, by written consent, the Cortex Pharmaceuticals, Inc. 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan, filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 24, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—		$—	9,863,799

Equity compensation plans not approved by security holders	5,166,668(	1)	$0.06	—

Total	5,166,668		$0.06	9,863,799

(1)	In July and August 2012, pursuant to severance agreements amended in connection with the merger transaction with Pier, fully-vested, ten year stock options to purchase a total of 5,166,668 shares of the Company’s common stock at an exercise price of $0.06 per share, which was in excess of the closing price of the Company’s common stock on the closing date of the Pier transaction, were granted to two of the Company’s officers, outside of the 2006 Stock Incentive Plan, and its predecessor, the 1996 Stock Incentive Plan, which had also been approved by stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

As of December 31, 2013, no member of the board of directors was an “independent director”, as that term is defined under Section 803 of the NYSE Amex Company Guide. In September 2014, the board of directors added James Sapirstein, RPh., M.B.A. and Kathryn MacFarlane, PharmD. as members of the board of directors, both of whom are independent directors. As noted above, as of December 31, 2013, all of the functions of the Audit, Compensation and Governance and Nominations Committees were being performed by the full board of directors.

Transactions with Related Persons

In 2013, the Company engaged in certain transactions with Arnold S. Lippa, our Chairman, President and Chief Executive Officer, and certain of his affiliates. These transactions have been previously disclosed and are discussed in Note 1 to our consolidated financial statements for the years ended December 31, 2013 and 2012—Organization and Business Operations—Going Concern and Note 12 to our consolidated financial statements for the years ended December 31, 2013 and 2012—Subsequent Events—Working Capital Advances.

Item 14. Principal Accounting Fees and Services

Haskell & White LLP, acted as our independent registered public accounting firm for the fiscal years ended December 31, 2012 and 2013 and for the interim periods in such fiscal years. The following table shows the approximate fees that were incurred by us for audit and other services provided by Haskell & White LLP in fiscal 2012 and 2013.

	2012	2013(1)
Audit Fees(2)	$31,000	$—
Audit-Related Fees(3)	—	—
Tax Fees(4)	11,000	—
All Other Fees(5)	—	—
Total	$42,000	$—

(1)

The Company did not file its 2012 or 2013 Annual Reports on Form 10-K, or any of its 2013 Quarterly Reports on Form 10-Q, when required. These documents were prepared, and the fees incurred in preparing them were generated, in 2014, as new management worked towards bringing the Company current in its periodic reporting requirements. Accordingly, the Company incurred no accounting fees in 2013.

(2)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings.

(3)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(4)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(5)	All other fees represent fees related to Sarbanes-Oxley compliance work.

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

Years Ended December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Cortex Pharmaceuticals, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Cortex Pharmaceuticals, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the years in the two-year period ended December 31, 2013. Cortex Pharmaceuticals, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cortex Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HASKELL & WHITE LLP

Irvine, California
January 5, 2015

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$14,352	$152,179
Deferred financing costs	35,120	—
Other current assets	2,383	17,002

Total current assets	51,855	169,181
Other	—	29,545

Total assets	$51,855	$198,726

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$1,829,616	$1,509,827
Accrued compensation and related expenses	1,480,264	885,180
Notes payable to Chairman, including accrued interest of $48	75,048	—
Note payable to related party, including accrued interest of $73,979 and $25,340 at December 31, 2013 and 2012, respectively	521,255	465,392
Project advance, including accrued interest of $86,796 and $82,722 at December 31, 2013 and 2012, respectively	334,096	330,022

Total current liabilities	4,240,279	3,190,421

Commitments and contingencies (Note 11)

Stockholders’ deficiency:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.09812 per share: 3,679	21,703	21,703
Common stock, $0.001 par value; shares authorized: 205,000,000; shares issued and outstanding: 144,041,556	144,041	144,041
Additional paid-in capital	125,188,620	125,183,892
Accumulated deficit	(129,542,788)	(128,341,331)

Total stockholders’ deficiency	(4,188,424)	(2,991,695)

Total liabilities and stockholders’ deficiency	$51,855	$198,726

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012

Grant revenues	$—	$48,309

Operating expenses:
General and administrative	932,973	1,946,597
Research and development	206,911	826,702
Pier merger-related costs (Note 3)	—	1,246,107
Impairment loss from termination of license agreement (Note 4)	—	3,321,678
(Gain) loss on settlement of office lease	(1,990)	39,126

Total operating expenses	1,137,894	7,380,210

Loss from operations	(1,137,894)	(7,331,901)

Interest income	—	92
Interest expense, including $48,688 and $187,843 to related parties for the years ended December 31, 2013 and 2012, respectively	(56,339)	(196,984)
Foreign currency transaction loss	(7,224)	(40,278)
Loss on sale of assets	—	(3,173)

Net loss	$(1,201,457)	$(7,572,244)

Net loss per common share - Basic and diluted	$(0.01)	$(0.04)

Weighted average common shares outstanding - Basic and diluted	144,041,556	108,448,141

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Years Ended December 31, 2013 and 2012

	Series B Convertible Preferred Stock		Common Stock		Additional		Total Stockholders’
	Shares	Dollar Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Equity (Deficiency)

Balance, December 31, 2011	37,500	$21,703	85,623,663	$85,624	$121,337,670	$(120,769,087)	$675,910
Issuance of shares of common stock in connection with the acquisition of Pier Pharmaceuticals, Inc. (Note 3)	—	—	58,417,893	58,417	3,212,985	—	3,271,402
Fair value of warrant issued in connection with note payable	—	—	—	—	143,919	—	143,919
Stock-based compensation expense	—	—	—	—	489,318	—	489,318
Net loss	—	—	—	—	—	(7,572,244)	(7,572,244)

Balance, December 31, 2012	37,500	21,703	144,041,556	144,041	125,183,892	(128,341,331)	(2,991,695)
Related party short-swing trading profits of $11,500, net of legal costs of $6,772	—	—	—	—	4,728	—	4,728
Net loss	—	—	—	—	—	(1,201,457)	(1,201,457)

Balance, December 31, 2013	37,500	$21,703	144,041,556	$144,041	$125,188,620	$(129,542,788)	$(4,188,424)

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,201,457)	$(7,572,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	26,383
Amortization of license agreement	—	89,479
Impairment loss from termination of license agreement	—	3,321,678
(Gain) loss on settlement of office lease	(1,990)	39,126
Stock-based compensation costs	—	179,318
Pier merger-related costs paid in common stock options	—	310,000
Foreign currency transaction loss	7,224	40,278
Amortization of capitalized financing costs	—	19,408
Amortization of discount on note payable	—	143,919
Loss on sales of assets	—	3,173
Changes in operating assets and liabilities:
(Increase) decrease in -
Restricted cash	—	48,309
Other current assets	14,619	69,325
Other non-current assets	29,545	(20,656)
Increase (decrease) in -
Accounts payable and accrued expenses	321,779	871,908
Accrued compensation and related expenses	595,084	649,781
Unearned revenue	—	(48,309)
Deferred rent	—	(64,329)
Accrued interest payable	52,761	31,583

Net cash used in operating activities	(182,435)	(1,861,870)

Cash flows from investing activities:
Cash acquired in connection with acquisition of Pier Pharmaceuticals, Inc.	—	23,208
Proceeds from sales of equipment	—	6,785
Purchases of furniture and equipment	—	(5,293)

Net cash provided by investing activities	—	24,700

Cash flows from financing activities:
Proceeds from related party short-swing trading profits	4,728	—
Deferred financing costs related to Series G preferred stock	(35,120)	—
Proceeds from issuance of notes payable	75,000	399,774
Financing costs related to issuance of note payable	—	(21,370)

Net cash provided by financing activities	44,608	378,404

Cash and cash equivalents:
Net decrease	(137,827)	(1,458,766)
Balance at beginning of period	152,179	1,610,945
Balance end of period	$14,352	$152,179

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

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2013 and 2012

1. Organization and Business Operations

Business

Cortex Pharmaceuticals, Inc. (“Cortex” or the “Company”) was formed in 1987 to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. In 2011, prior management conducted a re-evaluation of Cortex’s strategic focus and determined that clinical development in the area of respiratory disorders, particularly respiratory depression and sleep apnea, provided the most cost-effective opportunities for potential rapid development and commercialization of Cortex’s compounds. Accordingly, Cortex narrowed its clinical focus at that time and abandoned other avenues of scientific inquiry. This re-evaluation provided the impetus for Cortex’s acquisition of Pier Pharmaceuticals, Inc. (“Pier”) in August 2012 (see Note 3). Since new management’s appointment in March 2013, it has continued to implement this revised strategic focus, including seeking the capital to fund such efforts. As a result of the Company’s scientific discoveries and the acquisition of strategic, exclusive license agreements (including a new license agreement with the University of Illinois, as described at Note 12), management believes that the Company is now a leader in the discovery and development of innovative pharmaceuticals for the treatment of respiratory disorders.

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

The License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment (see Note 4). New management subsequently opened negotiations with the University of Illinois and as a result, the Company ultimately entered into a new license agreement with the University of Illinois on June 27, 2014, the material terms of which were similar to the License Agreement that had been terminated on March 21, 2013 (see Note 12).

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,201,457 and $7,572,244 for the fiscal years ended December 31, 2013 and 2012, respectively, negative operating cash flows of $182,435 and $1,861,870 for the fiscal years ended December 31, 2013 and 2012, respectively, and incurred additional net losses and negative operating cash flows in the 2014 fiscal year. The Company expects to continue to incur net losses and negative operating cash flows for several more years thereafter. As a result, management and the Company’s auditors believe that there is substantial doubt about the Company’s ability to continue as a going concern.

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

From June 2013 through March 2014, the Company’s Chairman and Chief Executive Officer advanced short-term loans to the Company aggregating $150,000 in order to meet its minimum operating needs. In March and April 2014, the Company completed a private placement by selling 928.5 shares of its Series G Preferred Stock for gross proceeds of $928,500 (see Note 12) and repaid the aggregate advances. The Company’s Chairman and Chief Executive Officer invested $250,000 in the Series G Preferred Stock private placement. During November and December 2014, the Company sold convertible notes (with warrants) in an aggregate principal amount of $369,500 to various accredited investors (see Note 12). The Company intends to continue this financing until it has sold an aggregate principal amount of $1,000,000 of such notes, although there can be no assurances that the Company will be successful in this regard.

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

Costs related to completed debt financings are capitalized on the balance sheet and amortized over the term of the related debt agreements. Amortization of these costs is calculated on the straight-line basis, which approximates the effective interest method, and is charged to interest expense in the consolidated statements of operations. Costs related to completed equity financings are charged directly to additional paid-in capital.

Deferred financing costs included in the consolidated balance sheet at December 31, 2013 and 2012 were $35,120 and $0, respectively.

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

The Company recognizes the fair value of stock-based compensation in general and administrative costs and in research and development costs, as appropriate, in the Company’s consolidated statements of operations.

The Company issues new shares to satisfy stock option exercises.

There were no stock options issued during the year ended December 31, 2013. For options granted during the year ended December 31, 2012, the fair value of each option award was estimated using the Black-Scholes option-pricing model using the following input variables: expected life – 10 years; expected volatility – 176%; expected dividend yield – 0%; risk-free interest rate – 0.30%.

There were no stock options exercised during the years ended December 31, 2013 and 2012.

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

As of December 31, 2013, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past. The Company had no unrecognized tax benefits as of December 31, 2013 and 2012 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is currently delinquent with respect to certain of its U.S. federal and applicable states income tax filings and no potential penalties, interest or other charges have been provided for in the Company’s consolidated financial statements because no income was generated during those periods.

Foreign Currency Transactions

The note payable to related party, which is denominated in a foreign currency (the South Korean Won), is translated into the Company’s functional currency (the United States dollar) at the exchange rate on the balance sheet date. The foreign currency exchange gain or loss resulting from translation is recognized in the related consolidated statements of operations.

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers, patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s treatments and product candidates.

Research and development costs are expensed as incurred over the life of the underlying contracts on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. Payments made pursuant to research and development contracts are initially recorded as advances on research and development contract services in the Company’s balance sheet and then charged to research and development costs in the Company’s statements of operations as those contract services are performed. Expenses incurred under research and development contracts in excess of amounts advanced are recorded as research and development contract liabilities in the Company’s balance sheet, with a corresponding charge to research and development costs in the Company’s statements of operations. The Company reviews the status of its research and development contracts on a quarterly basis.

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the years ended December 31, 2013 and 2012.

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

At December 31, 2013 and 2012, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2013	2012
Convertible preferred stock	3,679	3,679
Warrants	4,000,000	12,357,884
Stock options	5,166,668	10,754,155
Total	9,170,347	23,115,718

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

Pursuant to the terms of the transaction, Cortex agreed to issue contingent consideration, consisting of up to approximately 18,300,000 additional shares of common stock, to Pier’s former security holders and certain other creditors and service providers (the “Pier Stock Recipients”) that received the Company’s common stock as part of the Pier transaction if certain of the Company’s stock options and warrants outstanding immediately prior to the closing of the merger were subsequently exercised. In the event that such contingent shares were issued, the ownership percentage of the Pier Stock Recipients, following their receipt of such additional shares, could not exceed their ownership percentage as of the initial transaction date.

The stock options and warrants outstanding at June 30, 2012 were all out-of-the-money on August 10, 2012. During late July and early August 2012, the Company issued options to officers and directors at that time to purchase a total of 7,361,668 shares of common stock exercisable for ten years at $0.06 per share (see Note 8). By October 1, 2012, these options were also out-of-the-money and continued to be out-of-the-money through December 31, 2013. All of the aforementioned options and warrants became increasingly out-of-the-money as December 31, 2012 approached (with most options and warrants being out of the money by multiples of the exercise price at such date), reflecting the fact that the Company’s prospects were very negative. The Company was unable to raise operating capital subsequent to its acquisition of Pier, had run out of working capital and essentially ceased business operations during the fourth quarter of 2012, had not filed its September 30, 2012 Form 10-Q Quarterly Report with the U.S. Securities and Exchange Commission due on November 14, 2012, had accepted the resignations of most of its officers and directors, and had prepared to shut-down and liquidate. There were no stock options or warrants exercised from August 10, 2012 through December 31, 2013, and all of these stock options and warrants were out-of-the-money at December 31, 2013. As of December 31, 2013, approximately 2,100,000 contingent shares of common stock remained issuable under the Pier merger agreement due to forfeitures and expirations of stock options and warrants occurring since August 10, 2012.

The Company concluded that the issuance of any of the contingent shares to the Pier Stock Recipients was remote, given the large spread between exercise prices of these stock options and warrants as compared to the common stock trading range, the expiration of most of the lower priced option and warrants within two years, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants have remained and have become increasingly out-of-the-money through December 31, 2013, and have continued to expire, as time passes. Accordingly, the Company considered the fair value of the contingent consideration to be immaterial and therefore did not ascribe any value to such contingent consideration; if any such shares are ultimately issued to the former Pier stockholders, the Company will recognize the fair value of such shares as a charge to operations.

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

The following pro forma operating data presents the results of operations for the year ended December 31, 2012, as if the merger had occurred on the first day of the period presented. The pro forma results are not necessarily indicative of the financial results that might have occurred had the merger transaction actually taken place on the first day of the period presented, or of future results of operations. Pro forma information for the year ended December 31, 2012 is summarized as follows:

Total revenues	$48,309
Net loss	$(6,679,370)
Net loss per common share - Basic and diluted	$(0.05)
Weighted average common shares outstanding - Basic and diluted	144,041,556

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

The License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment (see Note 4). New management subsequently opened negotiations with the University of Illinois and as a result, the Company ultimately entered into a new license agreement with the University of Illinois on June 27, 2014, the material terms of which were similar to the License Agreement that had been terminated on March 21, 2013 (see Note 12).

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

5. Notes Payable

Note Payable to Related Party

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 US dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“Samyang”), an approximately 20% common stockholder of the Company at that time. The note accrues simple interest at the rate of 12% per annum and has a maturity date of June 25, 2013, although Samyang was permitted to demand early repayment of the promissory note on or after December 25, 2012. Samyang did not demand early repayment. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although Samyang has not issued a notice of default or a demand for repayment. The Company believes that Samyang is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company anticipates entering into discussions with Samyang with a view toward a comprehensive resolution of the aforementioned matters.

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

Note payable to Samyang consists of the following at December 31, 2013 and 2012:

	2013	2012
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	73,979	25,340
Foreign currency transaction adjustment	47,502	40,278
	$521,255	$465,392

Notes Payable to Chairman

On June 25, 2013, the Arnold Lippa Family Trust, an affiliate of Dr. Lippa, the Company’s Chairman and Chief Executive Officer, began advancing funds to the Company in order to meet minimum operating needs. At December 31, 2013, Dr. Lippa had advanced a total of $75,000 to the Company. Such advances reached a maximum of $150,000 on March 3, 2014 and were due on demand with interest at a rate per annum equal to the “Blended Annual Rate”, as published by the U.S. Internal Revenue Service of approximately 0.22% for the period outstanding. In March 2014, the Company repaid the working capital advances, including accrued interest of $102, with the proceeds from the private placement of its Series G Preferred Stock (see Note 12).

6. Furniture, Equipment and Leasehold Improvements

During the year ended December 31, 2012, in connection with the downsizing of the Company’s operations, the Company disposed of furniture, equipment and leasehold improvements costing a total of $1,170,849.

On May 14, 2012, the Company executed a three-year lease for approximately 5,000 square feet of office space beginning June 1, 2012 at a monthly rate of $9,204. During the three months ended December 31, 2012, the Company substantially vacated its operating facility and abandoned its furniture, equipment and leasehold improvements. In May 2013, the Company received notice that it had been sued in the Superior Court of California in a complaint filed on March 28, 2013 by its former landlord, PPC Irvine Center Investment, LLC, seeking among other things, $57,535 in past due rent, termination of the lease agreement, and reasonable attorney’s fees. On May 23, 2013, a settlement was reached with the landlord that provided for the Company to relinquish its security deposit in the amount of $29,545, transfer title to its remaining furniture, equipment and leasehold improvements, and pay an additional $26,000. The transfer of the Company’s furniture, equipment and leasehold improvements resulted in a loss of $39,126, which was recorded at December 31, 2012. During the year ended December 31, 2013, the Company recorded a gain of $1,990 with respect to the final resolution of this matter.

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

Pursuant to the funding agreement, if the Company complied with certain conditions, including the completion of the MCI clinical trial, the Company would not be required to make any repayments unless and until the Company enters one of its ampakine compounds into a Phase 3 clinical trials for Alzheimer’s disease. Upon initiation of such clinical trials, repayment would include the principal amount plus accrued interest computed at a rate equal to one-half of the prime lending rate. In the event of repayment, the Institute could elect to receive the outstanding principal balance and any accrued interest thereon in shares of the Company’s common stock. The conversion price for such form of repayment was fixed at $4.50 per share and was subject to adjustment if the Company paid a dividend or distribution in shares of common stock, effected a stock split or reverse stock split, effected a reorganization or reclassification of its capital stock, or effected a consolidation or merger with or into another corporation or entity. Included in the consolidated balance sheets is principal and accrued interest with respect to this funding agreement in the amount of $334,096 and $330,022 at December 31, 2013 and 2012, respectively.

The Company entered into an agreement with the Institute on September 2, 2014 to settle this obligation by issuing 1,000,000 shares of the Company’s restricted common stock (see Note 12). The note payable, including accrued interest, had an approximate balance of $337,000 on such date.

8. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2013 and 2012, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred”); 205,000 were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating”) and 3,507,500 shares were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

None of the 9% Preferred shares or the Series A Junior Participating shares were outstanding as of December 31, 2013 or 2012.

Series B Preferred shares outstanding as of December 31, 2013 and 2012 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, which is subject to adjustment under certain circumstances. As of December 31, 2013 and 2012, these shares of Series B Preferred outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred for $25,001, equivalent to $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

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

In connection with a private placement of debt on June 25, 2012, the Company issued to Samyang two-year detachable warrants to purchase 4,000,000 shares of the Company’s common stock at a fixed exercise price of $0.056 per share (see Note 5). The warrants had a call right for consideration of $0.001 per share, in favor of the Company, to the extent that the weighted average closing price of the Company’s common stock exceeded $0.084 per share for each of ten consecutive trading days, subject to certain circumstances. The unexercised warrants expired in June 2014.

A summary of warrant activity for the years ended December 31, 2013 and 2012 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2011	25,818,319	$0.700
Issued	4,000,000	0.056
Exercised	—	—
Expired	(17,460,435)	0.587
Warrants outstanding at December 31, 2012	12,357,884	0.182
Issued	—	—
Exercised	—	—
Expired	(8,357,884)	0.243
Warrants outstanding at December 31, 2013	4,000,000	$0.056	0.48

Warrants exercisable at December 31, 2012	12,357,884	$0.182
Warrants exercisable at December 31, 2013	4,000,000	$0.056	0.48

The exercise prices of common stock warrants outstanding and exercisable are as follows at December 31, 2013:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.056	4,000,000	4,000,000	June 25, 2014

Based on a fair market value of $0.03 per share on December 31, 2013, there were no exercisable in-the-money stock warrants as of December 31, 2013.

Stock Option and Stock Purchase Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”), which terminated pursuant to its terms on October 25, 2006, provided for the granting of options and rights to purchase up to an aggregate of 10,213,474 shares of the Company’s authorized but unissued common stock to qualified employees, officers, directors, consultants and other service providers. Options granted under the 1996 Plan generally vested over a three-year period, although some options granted to officers included more accelerated vesting. Options previously granted under the 1996 Plan generally expired ten years from the date of grant, but some options granted to consultants expired five years from the date of grant. Pursuant to the 1996 Plan, options are generally forfeited three months from the date of termination of an optionee’s continuous service if such termination occurs for any reason other than permanent disability or death.

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

The Company is no longer making awards under the 2006 Plan and has adopted, with stockholder approval, the 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan (see Note 12).

As of December 31, 2013, options to purchase an aggregate of 5,166,668 shares of common stock were exercisable under the Company’s stock option plans. During the year ended December 31, 2013, the Company did not issue any options to purchase shares of common stock.

A summary of stock option activity for the years ended December 31, 2013 and 2012 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2011	$10,800,856	$1.380
Granted	7,361,668	0.060
Expired	(992,500)	0.899
Forfeited	(6,415,869)	1.314
Options outstanding at December 31, 2012	10,754,155	0.557
Granted	—	—
Expired	—	—
Forfeited	(5,587,487)	1.018
Options outstanding at December 31, 2013	5,166,668	$0.060	8.61

Options exercisable at December 31, 2012	10,754,155	$0.557
Options exercisable at December 31, 2013	5,166,668	$0.060	8.61

As all stock options outstanding were fully vested at December 31, 2013, there is no compensation expense to be recognized in future periods with respect to such options.

The exercise prices of common stock options outstanding and exercisable were as follows at December 31, 2013:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.060	3,083,334	3,083,334	July 17, 2022
$0.060	2,083,334	2,083,334	August 10, 2022

	5,166,668	5,166,668

Based on a fair market value of $0.03 per share on December 31, 2013, there were no exercisable in-the-money stock options as of December 31, 2013.

For the years ended December 31, 2013 and 2012, stock-based compensation costs included in the statements of operations consisted of general and administrative expenses of $0 and $170,805, respectively, and research and development expenses of $0 and $8,513, respectively.

As of December 31, 2013, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred; 4,000,000 shares for issuance upon exercise of warrants; 5,166,668 shares for issuance upon exercise of outstanding stock options; 9,863,799 shares for issuance upon exercise of stock options available for future grant pursuant to the 2006 Plan; and 2,111,445 shares issuable as contingent shares pursuant to the Pier merger (see Note 3). The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

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

During the three months ended September 30, 2013, the Company received a payment from Samyang, a related party (see Note 5), for $4,728, representing short-swing trading profits of $11,500, less legal costs of $6,772, which was recorded as a credit to additional paid-in capital.

See Notes 5 and 8 for a description of transactions with Samyang, a significant stockholder of the Company and a lender to the Company.

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2013 and 2012 are summarized below.

	December 31,
	2013	2012
Capitalized research and development costs	$148,000	$317,000
Research and development credits	3,239,000	3,239,000
Stock-based compensation	126,000	980,000
Net operating loss carryforwards	35,450,000	35,072,000
Accrued compensation	603,000	361,000
Accrued interest due to related party	89,000	69,000
Other, net	38,000	42,000
Total deferred tax assets	39,693,000	40,080,000
Valuation allowance	(39,693,000)	(40,080,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2013 and 2012, management was unable to determine that it was more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2013 and 2012 due to the losses incurred during such periods. The Company’s effective tax rate is different from the federal statutory rate of 35% due primarily to net losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2013 and 2012.

	Years Ended December 31,
	2013	2012

U. S. federal statutory tax rate	(35.0)%	(35.0)%
Non-deductible merger-related costs	—%	1.8%
Non-deductible amortization and loss from termination of license	—%	15.8%
Adjustment to deferred tax asset for expirations and forfeitures related to stock-based compensation	61.0%	17.2%
Other adjustments to deferred tax asset	—%	(0.3)%
Change in valuation allowance	(26.3)%	0.1%
Other	0.3%	0.4%
Effective tax rate	0.0%	0.0%

As of December 31, 2013, the Company had federal and California tax net operating loss carryforwards of approximately $86,228,000 and $91,940,000, respectively. The difference between the federal and California tax loss carryforwards was primarily attributable to the capitalization of research and development expenses for California franchise tax purposes. The federal and California net operating loss carryforwards will expire at various dates from 2013 through 2033. The Company also had federal and California research and development tax credit carryforwards that totaled approximately $2,093,000 and $1,146,000, respectively, at December 31, 2013. The federal research and development tax credit carryforwards will expire at various dates from 2013 through 2031. The California research and development tax credit carryforward does not expire and will carryforward indefinitely until utilized.

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

The Company’s former Vice President and Chief Financial Officer has asserted certain claims for compensation against the Company through the date of her resignation from the Company on October 26, 2012. The Company is engaged in negotiations with this former officer to resolve this matter in its entirety to avoid litigation, but there can be no assurances that the Company will be successful in such endeavor. To the extent that the former officer files a formal complaint or other legal claim against the Company, the Company intends to defend itself through the appropriate legal process and will consider all available options, including filing legal counter-claims. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at December 31, 2013 and 2012.

A former director of the Company, who joined the Company’s Board of Directors on August 10, 2012 in conjunction with the Pier transaction and who resigned from the Company’s Board of Directors on September 28, 2012, has asserted certain claims for consulting compensation against the Company. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at December 31, 2013 and 2012.

Lease Commitment

On May 14, 2012, the Company executed a three-year lease for approximately 5,000 square feet of office space beginning June 1, 2012 at a monthly rate of $9,204. During the three months ended December 31, 2013, the Company substantially vacated its operating facility prior to the scheduled termination of the lease agreement in May 2015. In May 2013, a settlement with the landlord was reached and the lease was terminated (see Note 6).

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

On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its consolidated financial statements at December 31, 2013 [and 2012].

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

Convertible Note and Warrant Financing

On November 5, 2014, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with various accredited, non-affiliated investors (each, a “Purchaser”), pursuant to which the Company sold an aggregate principal amount of $238,500 of its (i) 10% Convertible Notes due September 15, 2015 (each a “Note”, and together, the “Notes”) and (ii) Warrants to purchase shares of common stock (the “Warrants”) as described below. This financing represents the initial closing on a private placement of up to $1,000,000, and the Company may close on one or more additional tranches of this private placement in the near future. Unless otherwise provided for in the Notes, the outstanding principal balance of each Note and all accrued and unpaid interest is due and payable in full on September 15, 2015. At any time, each Purchaser may elect, at its option and in its sole discretion, to convert the outstanding principal amount into a fixed number of shares of the Company’s common stock equal to the quotient obtained by dividing the outstanding principal amount by $0.035 (an aggregate of 6,814,286 shares), plus any accrued and unpaid interest, which is treated in the same manner as the outstanding principal amount. In the case of a Qualified Financing (as defined in the Purchase Agreement), the outstanding principal amount and accrued and unpaid interest under the Notes automatically convert into common stock at a common stock equivalent price of $0.035. In the case of an Acquisition (as defined in the Purchase Agreement), the Company may elect to either: (i) convert the outstanding principal amount and all accrued and unpaid interest under the Notes into shares of common stock or (ii) accelerate the maturity date of the Notes to the date of closing of the Acquisition. Each Warrant to purchase shares of common stock shall be exercisable into a fixed number of shares of common stock of the Company calculated as each Purchaser’s investment amount divided by $0.035 (an aggregate of 6,814,286 shares for the initial closing). The Warrants do not have any cashless exercise provisions and are exercisable through September 15, 2015 at a fixed price of $0.035 per share. The shares of common stock issuable upon conversion of the Notes and exercise of the Warrants are not subject to any registration rights.

On December 9, 2014, a second closing for $46,000 was conducted under this financing. On December 31, 2014, a third closing for $85,000 was conducted under this financing.

Placement agent fees, brokerage commissions, finder’s fees and similar payments were made in the form of cash and warrants to qualified referral sources in connection with the sale of the Notes and Warrants. In connection with the initial closing, fees of $16,695 were paid in cash, based on 7% of the aggregate principal amount of the Notes issued to such referral sources, and the fees paid in warrants (the “Placement Agent Warrants”) consisted of 477,000 warrants, reflecting warrants for that number of shares equal to 7% of the number of shares of common stock into which the corresponding Notes are convertible. In connection with the second closing, fees of $700 were paid in cash and 20,000 Placement Agent Warrants were issued. In connection with the third closing, fees of $3,500 were paid in cash and 100,000 Placement Agent Warrants were issued. The Placement Agent Warrants have cashless exercise provisions and are exercisable through September 15, 2015 at a fixed price of $0.035 per share. Aurora Capital LLC is acting as the placement agent for this financing.

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

Conversion of Series G Preferred Stock

Effective December 16, 2014, 66.68888 shares of Series G Preferred Stock, including 0.68888 dividend shares, were converted into 20,208,752 shares of common stock on a cashless basis.

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

Awards to Officers and Directors as Compensation

On April 14, 2014, the Board of Directors of the Company awarded a total of 57,000,000 shares of common stock of the Company, including awards of 15,000,000 shares to each of the Company’s three executive officers, who were also the directors of the Company, and 4,000,000 shares and 8,000,000 shares to two other individuals. The individual who received the 8,000,000 shares was an associated person of Aurora Capital LLC. These awards were made to those individuals on that date as compensation for services rendered through March 31, 2014. None of the officers or directors of the Company had earned or received any cash compensation from the Company since joining the Company in March and April 2013, and there were no prior compensation arrangements or agreements with such individuals. As the initial closing of the Series G Preferred Stock was completed on March 18, 2014, and such closing represented approximately 81% of the total amount of such financing, the Company’s Board of Directors determined that it was appropriate at that time to begin consideration with respect to compensation for such officers for the period since they joined the Company in March and April 2013 through March 31, 2014. Such deliberations were concluded on April 14, 2014 with the issuance of the aforementioned stock awards. Accordingly, as a result of these factors, the fair value of these stock awards will be charged to operations as stock-based compensation effective as of March 18, 2014.

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

National Institute on Drug Abuse Grant

On September 18, 2014, the Company entered into a contract with the National Institute on Drug Abuse, a division of the National Institutes of Health. The funding under the contract is a Phase 1 award granted under the Small Business Innovation Research Funding Award Program. The purpose of the project is to determine the most useful injectable route of administration for CX1942, the Company’s proprietary, soluble ampakine molecule, a potential rescue medication for drug-induced respiratory depression and lethality. The grant is entitled “Novel Treatment of Drug-Induced Respiratory Depression” and is valued at $148,583, which is to be paid in increments over the expected six-month duration of the study which commenced in October 2014. The study will measure the potency, latency to onset and duration of action of CX1942 administered to rats. The Company anticipates that the data obtained from the study will be used to finalize preclinical studies in preparation for initiating Phase 1 clinical studies. The preclinical studies will be performed in collaboration with Dr. David Fuller of the University of Florida and Dr. John Greer of the University of Alberta.

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

CORTEX PHARMACEUTICALS, INC.

Date: January 5, 2015	By:	/s/ Arnold S. Lippa, Ph.D.
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

Signature	Title	Date

/s/ Arnold S. Lippa, Ph.D.	President, Chief Executive Officer	January 5, 2015
Arnold S. Lippa, Ph.D.	(Principal Executive Officer), Director and Chairman of the Board

/s/ Robert N. Weingarten	Vice President, Chief Financial Officer	January 5, 2015
Robert N. Weingarten	(Principal Financial and Accounting Officer) and Director

/s/ Jeff E. Margolis	Vice President, Treasurer, Secretary and Director	January 5, 2015
Jeff E. Margolis

/s/ James E. Sapirstein	Director	January 5, 2015
James E. Sapirstein

/s/ Kathryn MacFarlane	Director	January 5, 2015
Kathryn MacFarlane

Cortex Pharmaceuticals, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2013

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of August 10, 2012, by and among Cortex Pharmaceuticals, Inc., Pier Acquisition Corp. and Pier Pharmaceuticals, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 16, 2012.

3.1	Second Restated Certificate of Incorporation dated May 19, 2010, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed May 24, 2010.

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.

3.3	Certificate of Designation, Preferences, Rights and Limitations of Series G 1.5% Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014.

3.4	Certificate of Amendment of the Certificate of Incorporation of Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 18, 2014.

3.5	Certificate of Amendment of By-Laws of the Company, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed November 15, 2007.

4.3	Placement Agency Agreement, dated August 24, 2007, by and between Cortex Pharmaceuticals, Inc. and JMP Securities LLC and Rodman and Renshaw, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed August 27, 2007.

4.4	Placement Agency Agreement, dated April 13, 2009, by and between the Company and Rodman & Renshaw, LLC, Form of Securities Purchase Agreement and Form of Common Stock Purchase Warrant issued by the Company, incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Current Report on Form 8-K filed April 17, 2009.

10.1	License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.2	License Agreement dated June 25, 1993, as amended, between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.3	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.*

10.4	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to Exhibit 10.69 to the Company’s Report on Form 10-QSB filed February 12, 2001.*

10.5	Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.*

10.6	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q, as filed on November 14, 2002.*

10.7	First Amendment dated August 8, 2003 to the employment agreement between the Company and Roger G. Stoll, Ph.D., incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K filed September 19, 2003.*

10.8	Form of Incentive/Nonqualified Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to Exhibit 10.80 to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.9	Form of Restricted Stock Award under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to Exhibit 10.81 to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.10	Amendment dated January 1, 2004 to the employment agreement dated May 17, 2000 between the Company and James H. Coleman, incorporated by reference to Exhibit 10.82 to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.11	Second Amendment dated November 10, 2004 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*

10.12	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K filed March 21, 2005.*

10.13	Stock Ownership Policy for the Company’s Directors and Executive Officers as adopted by the Company’s Board of Directors on December 16, 2004, incorporated by reference to Exhibit 10.89 to the Company’s Annual Report on Form 10-K filed March 21, 2005.*

10.14	Third Amendment dated August 13, 2005 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 17, 2005.*

10.15	Employment letter of agreement dated January 9, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to Exhibit 10.92 to the Company’s Annual Report on Form 10-K filed March 16, 2006.*

10.16	Non-qualified Stock Option Agreement dated January 30, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to Exhibit 10.93 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2006.*

10.17	Cortex Pharmaceuticals, Inc. 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.94 to the Company’s Report on Form 8-K filed May 11, 2006.*

10.18	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.96 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*

10.19	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s 2006 Stock Plan, incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*

10.20	Negative Equity Agreement dated February 1, 2007 between the Company and Mark A. Varney, Ph.D., incorporated by reference to Exhibit 10.100 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007.*

10.21	Amendment No. 1 to the Company’s 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.101 to the Company’s Current Report on Form 8-K filed May 15, 2007.*

10.22	Amendment to the Exclusive License Agreement between the Company and The Regents of the University of California, dated as of June 1, 2007, incorporated by reference to Exhibit 10.102 to the Company’s Current Report on Form 8-K filed June 7, 2007.

10.23	Patent License Agreement between the Company and the University of Alberta, dated as of May 9, 2007, incorporated by reference to Exhibit 10.105 to the Company’s Annual Report on Form 10-K filed March 17, 2008. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.24	Severance Agreement dated May 2, 2008, between the Company and Steven A. Johnson, Ph.D., incorporated by reference to Exhibit 10.107 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2008.*

10.25	Fourth Amendment, dated July 11, 2008, to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to Exhibit 10.109 to the Company’s Report on Form 8-K filed July 17, 2008.*

10.26	Amendment No. 2 to Employment Agreement, dated as of December 22, 2008, between the Company and James H. Coleman, incorporated by reference to Exhibit 10.110 to the Company’s Report on Form 8-K filed December 23, 2008.*

10.27	Amendment No. 1 Severance Agreement, dated as of December 22, 2008, between the Company and Maria S. Messinger, incorporated by reference to Exhibit 10.111 to the Company’s Report on Form 8-K filed December 23, 2008.*

10.28	Employment Agreement, dated as of December 19, 2008, between the Company and Mark A. Varney, Ph.D., incorporated by reference Exhibit 10.112 to the Company’s Report on Form 8-K filed December 23, 2008.*

10.29	Form of Retention Bonus Agreement, dated March 13, 2009, between the Company and each of its executive officers, incorporated by reference to Exhibit 10.113 to the Company’s Current Report on Form 8-K filed March 19, 2009.*

10.30	Securities Purchase Agreement, dated July 29, 2009, by and between the Company and the Investor, including a form of Registration Rights Agreement attached as Exhibit B thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to Exhibit 10.114 to the Company’s Current Report on Form 8-K filed July 30, 2009.

10.31	Amendment No. 2 to the Company’s 2006 Stock Incentive Plan, effective as of June 5, 2009, incorporated by reference Exhibit 10.115 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009.*

10.32	Amendment No. 3 to the Company’s 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.118 to the Company’s Current Report on Form 8-K filed May 24, 2010.*

10.33	Sixth Amendment dated August 12, 2010 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, incorporated by reference to Exhibit 10.119 to the Company’s Report on Form 8-K filed August 18, 2010.*

10.34	Amendment to the License Agreement between the Company and The Regents of the University of California, dated as of August 24, 2010, incorporated by reference to Exhibit 10.120 to the Company’s Report on Form 8-K filed August 30, 2010

10.35	Fifth Amendment to the License Agreement between the Company and The Regents of the University of California, dated as of March 15, 2011, incorporated by reference to Exhibit 10.121 to the Company’s Current Report on Form 8-K filed March 21, 2011.

10.36	Asset Purchase Agreement dated March 15, 2011 by and between the Company and Biovail Laboratories SRL, incorporated by reference to Exhibit 10.122 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2011. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.37	First Amendment dated August 2, 2011 to the Employment Agreement dated December 19, 2008 between the Company and Mark A. Varney, Ph.D., incorporated by Exhibit 10.123 to the Company’s Current Report on Form 8-K filed August 8, 2011.*

10.38	Seventh Amendment dated August 2, 2011 to the Employment Agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to Exhibit 10.124 to the Company’s Current Report on Form 8-K filed August 8, 2011.*

10.39	Patent Assignment and Option and Amended and Restated Agreement dated June 10, 2011 between the Company and Les Laboratoires Servier, incorporated by reference to Exhibit 10.125 to the Company’s Quarterly Report on Form 10-Q filed August 18, 2011. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

10.40	Securities Purchase Agreement, dated January 15, 2010, by and between the Company and Samyang Optics Co. Ltd., including a form of Promissory Note attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit B thereto, incorporated by reference to Exhibit 10.116 to the Company’s Current Report on Form 8-K filed January 21, 2010.

10.41	Securities Purchase Agreement, dated October 20, 2011, by and between the Company and Samyang Value Partners Co., Ltd., including a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to Exhibit 10.127 to the Company’s Annual Report on Form 10-K filed March 30, 2012.

10.42	Lease Agreement, dated May 17, 2012, for the Company’s facilities in Irvine, California, incorporated by reference to Exhibit 10.128 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2012.

10.43	Securities Purchase Agreement, dated June 25, 2012, by and between the Company and Samyang Optics Co. Ltd., including a form of Promissory Note attached as Exhibit A thereto, a form of Common Stock Purchase Warrant attached as Exhibit B thereto, and a form of Security Agreement attached as Exhibit C thereto, incorporated by reference to Exhibit 10.129 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2012.

10.44	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014.

10.45	Cortex Pharmaceuticals, Inc. 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2014.*

10.46	Exclusive License Agreement, dated as of June 27, 2014, by and between the Board of Trustees of the University of Illinois, a body corporate and politic of the State of Illinois, and Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2014.

10.47	Form of Non-Statutory Stock Option Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2014.*

10.48	Form of Incentive Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2014.*

10.49	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2014.*

10.50	Release Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2014.

21**	Subsidiaries of the Registrant.

23.1**	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.

24**	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K).

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

** Filed herewith.

