Form 10-Q
period 2014-06-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2015-02-24
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes [  ] No [X]

As of June 30, 2014, the Company had 201,041,556 shares of common stock, $0.001 par value, issued and outstanding.

Documents incorporated by reference: None

CORTEX PHARMACEUTICALS, INC.
AND SUBSIDIARY

2

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. For example, statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected, anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, available cash, research and development results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements (unaudited) and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, including the section entitled “Item 1A. Risk Factors.” The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$172,658	$14,352
Deferred financing costs	—	35,120
Prepaid license fees	23,797	—
Prepaid insurance, including current portion of long-term prepaid insurance of $14,945 at June 30, 2014	43,279	2,383

Total current assets	239,734	51,855
Equipment, net of accumulated depreciation of $177	1,747	—
Long-term prepaid insurance, net of current portion of $14,945	70,367	—

Total assets	$311,848	$51,855

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$1,466,390	$1,829,616
Accrued compensation and related expenses	144,000	1,480,264
Notes payable to Chairman, including accrued interest of $48 at December 31, 2013	—	75,048
Note payable to related party, including accrued interest of $98,099 and $73,980 at June 30, 2014 and December 31, 2013, respectively	569,432	521,255
Project advance, including accrued interest of $88,817 and $86,796 at June 30, 2014 and December 31, 2013, respectively	336,117	334,096

Total current liabilities	2,515,939	4,240,279

Commitments and contingencies (Note 9)

Stockholders’ deficiency:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.09812 per share: 3,679	21,703	21,703
Series G 1.5% cumulative mandatorily convertible preferred stock, $0.001 par value, $1,000 per share stated value and liquidation preference; aggregate liquidation preference (including dividend) $932,304; shares authorized: 1,700; shares issued and outstanding: 928.5; common shares issuable upon conversion at 303,030.3 common shares per Series G share: 282,516,482 shares, including 1,152,848 shares issuable for dividend of $3,804 at June 30, 2014	932,304	—
Common stock, $0.001 par value; shares authorized: 1,400,000,000; shares issued and outstanding: 201,041,556 and 144,041,556 at June 30, 2014 and December 31, 2013, respectively	201,041	144,041
Additional paid-in capital	137,555,585	125,188,620
Accumulated deficit	(140,914,724)	(129,542,788)

Total stockholders’ deficiency	(2,204,091)	(4,188,424)

Total liabilities and stockholders’ deficiency	$311,848	$51,855

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$—	$—	$—	$—
Operating expenses:
General and administrative, including $1,960,000 to related parties for the six months ended June 30, 2014	207,256	104,229	2,555,363	863,768
Research and development	80,433	74,993	144,522	158,671
Total operating expenses	287,689	179,222	2,669,885	1,022,439
Loss from operations	(287,689)	(179,222)	(2,699,885)	(1,022,439)
Gain on settlements with former management	—	—	1,038,270	—
Gain on settlements with former service providers	393,590	—	393,590	—
Interest expense, including $12,126 and $12,127 to related parties for the three months ended June 30, 2014 and 2013, respectively, and $24,172 and $24,120 to related parties for the six months ended June 30, 2014 and 2013, respectively	(13,142)	(14,680)	(26,203)	(29,717)
Gain on settlement of office lease	—	1,990	—	1,990
Foreign currency transaction (loss) gain	(30,335)	12,141	(24,058)	33,009
Net income (loss)	62,424	(179,771)	(1,318,286)	(1,017,157)
Adjustments related to Series G 1.5% Convertible Preferred Stock:
Amortization of deemed dividend on Series G 1.5% Convertible Preferred Stock	(8,839,876)	—	(10,049,846)	—
Dividend on Series G 1.5% Convertible Preferred Stock	(3,396)	—	(3,804)	—

Net loss attributable to common stockholders	$(8,780,848)	$(179,771)	$(11,371,936)	$(1,017,157)

Net loss per common share - basic and diluted	$(0.04)	$(0.00)	$(0.06)	$(0.01)

Weighted average common shares outstanding - basic and diluted	201,041,556	144,041,556	176,792,937	144,041,556

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Six Months Ended June 30, 2014

	Series B		Series G 1.5%
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
						Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	Deficiency

Balance, December 31, 2013	37,500	$21,703	—	$—	144,041,556	$144,041	$125,188,620	$(129,542,788)	$(4,188,424)
Sale of Series G 1.5% Convertible Preferred Stock	—	—	928.5	928,500	—	—	—	—	928,500
Costs incurred in connection with sale of Series G 1.5% Convertible Preferred Stock	—	—	—	—	—	—	(128,041)	—	(128,041)
Stock-based compensation expense	—	—	—	—	57,000,000	57,000	2,223,000	—	2,280,000
Fair value of common stock options issued in connection with settlements with former management	—	—	—	—	—	—	179,910	—	179,910
Fair value of common stock options issued in connection with settlement with former service provider	—	—	—	—	—	—	42,250	—	42,250
Amortization of deemed dividend on Series G 1.5% Convertible Preferred Stock	—	—	—	—	—	—	10,049,846	(10,049,846)	—
Dividend on Series G 1.5% Convertible Preferred Stock	—	—	—	3,804	—	—	—	(3,804)	—
Net loss	—	—	—	—	—	—	—	(1,318,286)	(1,318,286)

Balance, June 30, 2014	37,500	$21,703	928.5	$932,304	201,041,556	$201,041	$137,555,585	$(140,914,724)	$(2,204,091)

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,318,286)	$(1,017,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	177	—
Gain on settlements with former management	(1,038,270)	—
Gain on settlements with service providers	(393,590)	—
Stock-based compensation expense included in general and administrative expenses	2,280,000	—
Gain on settlement of office lease	—	(1,990)
Foreign currency transaction loss (gain)	24,058	(33,009)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid insurance	(111,263)	1,912
Prepaid license	(23,797)	—
Deposits	—	29,545
Increase (decrease) in -
Accounts payable and accrued expenses	72,614	261,193
Accrued compensation and related expenses	(118,084)	595,084
Accrued interest payable	26,092	26,141

Net cash used in operating activities	(600,349)	(138,281)

Cash flows from investing activities:
Purchases of equipment	(1,924)	—

Net cash used in investing activities	(1,924)	—

Cash flows from financing activities:
Proceeds from sale of Series G 1.5% Convertible Preferred Stock	928,500	—
Proceeds from issuance of notes payable to Chairman	75,000	25,000
Repayment of notes payable to Chairman	(150,000)	—
Cash payments made for costs incurred in connection with sale of Series G 1.5% Convertible Preferred Stock	(92,921)	(13,328)

Net cash provided by financing activities	760,579	11,672

Cash and cash equivalents:
Net increase (decrease)	158,306	(126,609)
Balance at beginning of period	14,352	152,179
Balance at end of period	$172,658	$25,570

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$102	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Amortization of deemed dividend on Series G 1.5% Convertible Preferred Stock	$10,049,846	$—
Dividend on Series G 1.5% Convertible Preferred Stock	$3,804	$—
Fair value of common stock options issued in connection with settlements with former management	$179,910	$—
Fair value of common stock options issued in connection with settlements with service providers	$42,250	$—
Fair value of common stock warrants issuable to placement agents and selected dealers in connection with the sale of Series G 1.5% Convertible Preferred Stock	$443,848	$—
Deferred financing costs transferred to additional paid-in capital in connection with sale of Series G 1.5% Convertible Preferred Stock	$35,120	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Six Months Ended June 30, 2014 and 2013

1. Basis of Presentation

The condensed consolidated financial statements of Cortex Pharmaceuticals, Inc. (“Cortex”) and its wholly-owned subsidiary, Pier Pharmaceuticals, Inc. (“Pier”) (collectively referred to herein as the “Company,” unless the context indicates otherwise), at June 30, 2014 and for the three months and six months ended June 30, 2014 and 2013, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the consolidated financial position of the Company as of June 30, 2014, the results of its consolidated operations for the three months and six months ended June 30, 2014 and 2013, and its consolidated cash flows for the six months ended June 30, 2014 and 2013. Consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2013 has been derived from the Company’s audited consolidated financial statements at such date.

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,318,286 for the six months ended June 30, 2014 and $1,201,457 for the fiscal year ended December 31, 2013, respectively, negative operating cash flows of $600,349 for the six months ended June 30, 2014 and $182,435 for the fiscal year ended December 31, 2013, respectively, and incurred additional net losses and negative operating cash flows in the remainder of the 2014 fiscal year. The Company expects to continue to incur net losses and negative operating cash flows for several more years thereafter. As a result, management and the Company’s auditors believe that there is substantial doubt about the Company’s ability to continue as a going concern.

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

From June 2013 through March 2014, the Company’s Chairman and Chief Executive Officer advanced short-term loans to the Company aggregating $150,000 in order to meet its minimum operating needs. In March and April 2014, the Company completed a private placement by selling 928.5 shares of its Series G 1.5% Convertible Preferred Stock for gross proceeds of $928,500 and repaid the aggregate advances. The Company’s Chairman and Chief Executive Officer invested $250,000 in the Series G 1.5% Convertible Preferred Stock private placement. During November and December 2014, the Company sold short-term convertible notes (with warrants) in an aggregate principal amount of $369,500 to various accredited investors and an additional $210,000 of such short-term convertible notes (with warrants) in February 2015. The Company terminated this financing effective February 18, 2015.

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

The Company believes that the carrying amount of its financial instruments (consisting of cash, cash equivalents and accounts payable) approximates fair value due to the short-term nature of such instruments. With respect to notes payable and the project advance, management does not believe that the credit markets have materially changed for these types of speculative borrowings since the original borrowing date.

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

The Company accounts for beneficial conversion features in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options. On March 18, 2014 and April 17, 2014, the Company issued 753.22 shares and 175.28 shares, respectively, of Series G 1.5% Convertible Preferred Stock at a purchase price of $1,000 per share. Each share of Series G 1.5% Convertible Preferred Stock has a stated value of $1,000 per share is convertible into shares of common stock at a fixed price of $0.0033 per share. At the time of each of these issuances, the value of the common stock into which the Series G 1.5% Convertible Preferred Stock was convertible had a fair value greater than the proceeds for such issuances. Fair value was determined by reference to the closing market price of the Company’s common stock on each of the closing dates. Accordingly, the Company calculated a deemed dividend on the Series G 1.5% Convertible Preferred Stock of $8,376,719 in March 2014 and $1,673,127 in April 2014, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series G 1.5% Convertible Preferred Stock exceeded the proceeds from such issuances. The deemed dividend on the Series G 1.5% Convertible Preferred Stock is being amortized on the straight-line basis from the respective issuance dates through the earliest conversion date of June 16, 2014, in accordance with ASC 470-20. The difference between amortization of the deemed dividend calculated based on the straight-line method and the effective yield method was not material. The amortization of the deemed dividend during the three months and six months ended June 30, 2014 was $8,839,876 and $10,049,846, respectively.

Dr. Arnold S. Lippa, Ph.D., the Company’s Chairman, Chief Executive Officer and a member of the Company’s Board of Directors, purchased 250 shares for $250,000, representing 33.2% of the 753.22 shares of Series G 1.5% Convertible Preferred Stock sold in the initial closing of such financing on March 18, 2014. The second (and final) closing of such financing consisted entirely of Series G 1.5% Convertible Preferred Stock sold to unaffiliated investors. Accordingly, Dr. Lippa purchased 26.9% of the entire amount of Series G 1.5% Convertible Preferred Stock sold in the financing. Dr. Lippa had been an officer and director of the Company for approximately one year when he purchased the 250 shares of Series G 1.5% Convertible Preferred Stock, and his investment, which was only a portion of the first closing, was made on the same terms and conditions as those provided to the other unaffiliated investors who made up the majority of the financing. Dr. Lippa did not control, directly or indirectly, 10% or more of the Company’s voting equity securities at the time of his investment. The deemed dividend for the initial closing of the Series G 1.5% Convertible Preferred Stock was $8,376,719, of which the proportionate share of such deemed dividend attributable to Dr. Lippa’s investment was $2,780,303.

Equipment

Equipment is recorded at cost and depreciated on a straight-line basis over the lesser of their estimated useful lives, ranging from three to five years.

Long-Term Prepaid Insurance

Long-term prepaid insurance represents the premium paid for directors and officer’s insurance tail coverage, which is being amortized on a straight-line basis over the policy period of six years. The amount amortizable in the ensuing twelve month period is recorded as a current asset in the Company’s consolidated balance sheet at each reporting date.

Long-Lived Assets

The Company reviews its long-lived assets, including long-term prepaid insurance, for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable, but at least annually, in conjunction with the preparation of the Company’s fiscal year-end audited financial statements. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. The Company has not deemed any long-lived assets as impaired at June 30, 2014.

Research Grant Revenues

The Company recognizes research grant revenues as earned when the related expenses for the grant projects are incurred. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research, to the extent that such amounts are expended in accordance with the approved grant project. The Company did not have any research grant revenues during the three months and six months ended June 30, 2014 or 2013.

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

For options granted during the six months ended June 30, 2014, the fair value of each option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.015% to 0.027%
Expected dividend yield	0%
Expected volatility	200% to 249%
Expected life	5-10 years

The Company issues new shares to satisfy stock option and warrant exercises. There were no options granted during the six months ended June 30, 2013. There were no options exercised during the six months ended June 30, 2014 and 2013.

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

As of June 30, 2014, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

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

Research and development costs are expensed as incurred over the life of the underlying contracts on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. Payments made pursuant to research and development contracts are initially recorded as advances on research and development contract services in the Company’s consolidated balance sheet and then charged to research and development costs in the Company’s consolidated statements of operations as those contract services are performed. Expenses incurred under research and development contracts in excess of amounts advanced are recorded as research and development contract liabilities in the Company’s consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s consolidated statements of operations.

The Company reviews the status of its research and development contracts and other agreements on a quarterly basis.

License Agreements

Obligations incurred with respect to mandatory payments provided for in license agreements are recognized ratably over the appropriate period, as specified in the underlying license agreement, and are recorded as liabilities in the Company’s consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s consolidated statement of operations. Obligations incurred with respect to milestone payments provided for in license agreements are recognized when it is probable that such milestone will be reached, and are recorded as liabilities in the Company’s consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s consolidated statement of operations. Payments of such liabilities are made in the ordinary course of business.

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred.

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the three months and six months ended June 30, 2014 and 2013.

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

At June 30, 2014 and 2013, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2014	2013
Series B convertible preferred stock	3,679	3,679
Series G 1.5% convertible preferred stock	282,516,482	—
Common stock warrants	19,251,271	5,691,367
Common stock options	10,716,668	5,166,668
Total	312,488,100	10,861,714

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

Reclassifications

Certain comparative figures in 2013 have been reclassified to conform to the current year’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (ASU 2015-01), Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification: (1) Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates. (2) Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the guidance prospectively. A reporting entity also may apply the guidance retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02), Consolidation (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

Note payable to Samyang consists of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	98,099	73,979
Foreign currency transaction adjustment	71,559	47,502
	$569,432	$521,255

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

Pursuant to the funding agreement, if the Company complied with certain conditions, including the completion of the MCI clinical trial, the Company would not be required to make any repayments unless and until the Company enters one of its ampakine compounds into a Phase 3 clinical trials for Alzheimer’s disease. Upon initiation of such clinical trials, repayment would include the principal amount plus accrued interest computed at a rate equal to one-half of the prime lending rate. In the event of repayment, the Institute could elect to receive the outstanding principal balance and any accrued interest thereon in shares of the Company’s common stock. The conversion price for such form of repayment was fixed at $4.50 per share and was subject to adjustment if the Company paid a dividend or distribution in shares of common stock, effected a stock split or reverse stock split, effected a reorganization or reclassification of its capital stock, or effected a consolidation or merger with or into another corporation or entity. Included in the consolidated balance sheets is principal and accrued interest with respect to this funding agreement in the amount of $336,117 and $334,096 at June 30, 2014 and December 31, 2013, respectively.

The Company entered into an agreement with the Institute on September 2, 2014 to settle this obligation by issuing 1,000,000 shares of the Company’s restricted common stock. The note payable, including accrued interest, had an approximate balance of $337,000 on such date.

6. Settlements

During the three months ended March 31, 2014, the Company executed settlement agreements with four former executives that resulted in the settlement of potential claims totaling $1,336,264 that had been previously accrued in 2012 and 2013. The Company made cash payments of $118,084 and issued stock options to purchase 4,300,000 shares of common stock exercisable at $0.04 per share for periods ranging from five to ten years. The stock options were valued pursuant to the Black-Scholes option-pricing model at $179,910. In addition to other provisions, the settlement agreements included mutual releases. The settlements resulted in the Company recognizing a gain of $1,038,270 during the six months ended June 30, 2014.

During the three months ended June 30, 2014, the Company executed settlement agreements with two former service providers that resulted in the settlement of potential claims totaling $496,514 for a cost of $60,675 in cash, plus the issuance of stock options to purchase 1,250,000 shares of common stock exercisable at $0.04 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at $42,250 in the aggregate. In addition to other provisions, the settlement agreements included mutual releases. The settlements resulted in the Company recognizing a gain of $393,590 during the three months and six months ended June 30, 2014.

7. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2013, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred Stock”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”); and 205,000 shares were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating Preferred Stock”). On March 14, 2014, the Company filed a Certificate of Designation, Preferences, Rights and Limitations, (the “Certificate of Designation”) of its Series G 1.5% Convertible Preferred Stock with the Secretary of State of the State of Delaware to amend the Company’s certificate of incorporation. The number of shares designated as Series G 1.5% Convertible Preferred Stock is 1,700 (which shall not be subject to increase without the written consent of a majority of the holders of the Series G 1.5% Convertible Preferred Stock or as otherwise set forth in the Certificate of Designation). Accordingly, as of June 30, 2014, 3,505,800 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

There were no shares of 9% Preferred Stock or Series A Junior Participating Preferred Stock outstanding as of June 30, 2014 or December 31, 2013.

Series B Preferred Stock outstanding as of June 30, 2014 and December 31, 2013 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred Stock is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, which is subject to adjustment under certain circumstances. As of June 30, 2014 and December 31, 2013, the shares of Series B Preferred Stock outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred Stock for $25,001, equivalent to $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

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

On April 17, 2014, the Company entered into Securities Purchase Agreements with various accredited investors (together with the Initial Purchasers as defined above, the “Purchasers”), pursuant to which the Company sold an aggregate of an additional 175.28 shares of its Series G 1.5% Convertible Preferred Stock, for a purchase price of $1,000 per share, or an aggregate purchase price of $175,280. This was the second and final closing on the Private Placement, in which a total of 928.5 shares of Series G 1.5% Convertible Preferred Stock were sold for an aggregate purchase price of $928,500. The Purchasers in the second and final tranche of the Private Placement consisted of new, non-affiliated, accredited investors and non-management investors who had also invested in the first closing. One of the investors in this second and final closing was an affiliate of an associated person of Aurora Capital LLC. Neither the Series G 1.5% Convertible Preferred Stock nor the underlying shares of common stock have any registration rights.

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

As of June 30, 2014, the Series G 1.5% Convertible Preferred Stock was convertible into 282,516,482 shares of the Company’s common stock, including 1,152,848 shares attributable to the 1.5% dividend on such shares of $3,804 accrued through that date.

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

A summary of warrant activity for the six months ended June 30, 2014 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2013	4,000,000	$0.05600
Issued	19,251,271	0.00396
Exercised	—	—
Expired	(4,000,000)	0.05600
Warrants outstanding at June 30, 2014	19,251,271	$0.00396	4.80

Warrants exercisable at December 31, 2013	4,000,000	$0.05600
Warrants exercisable at June 30, 2014	19,251,271	$0.00396	4.80

The exercise prices of common stock warrants outstanding and exercisable are as follows at June 30, 2014:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.00396	19,251,271	19,251,271	April 17, 2019

Based on a fair market value of $0.0295 per share on June 30, 2014, the intrinsic value of exercisable in-the-money stock warrants was $491,677 as of June 30, 2014.

A summary of warrant activity for the six months ended June 30, 2013 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2012	12,357,884	0.18200
Issued	—	—
Exercised	—	—
Expired	(6,666,517)	0.27900
Warrants outstanding at June 30, 2013	5,691,367	$0.06900	0.78

Warrants exercisable at December 31, 2012	12,357,884	$0.18200
Warrants exercisable at June 30, 2013	5,691,367	$0.06900	0.78

The exercise prices of common stock warrants outstanding and exercisable are as follows at June 30, 2013:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.056	4,000,000	4,000,000	June 25, 2014
$0.100	1,691,367	1,691,367	October 20, 2013

	5,691,367	5,691,367

Stock Options

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

During the three months ended June 30, 2014, the Company executed settlement agreements with two former service providers that resulted in the settlement of potential claims totaling $591,241. In conjunction with such settlement agreements, the Company issued stock options to purchase 1,250,000 shares of common stock exercisable at $0.04 per share for a period of five years. The stock options were valued pursuant to the Black-Scholes option-pricing model at $42,250.

None of the options outstanding at June 30, 2014 and December 31, 2013 were issued pursuant to any of the Company’s stock option or stock compensation plans.

A summary of stock option activity for the six months ended June 30, 2014 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2013	5,166,668	$0.060
Granted	5,550,000	0.042
Expired	—	—
Forfeited	—	—
Options outstanding at June 30, 2014	10,716,668	$0.051	7.23

Options exercisable at December 31, 2013	5,166,668	$0.060
Options exercisable at June 30, 2014	10,716,668	$0.051	7.23

As all stock options outstanding were fully vested at June 30, 2014, there is no compensation expense to be recognized in future periods with respect to such options.

The exercise prices of common stock options outstanding and exercisable were as follows at June 30, 2014:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.040	2,400,000	2,400,000	March 13, 2019
$0.040	1,250,000	1,250,000	April 14, 2019
$0.043	1,100,000	1,100,000	March 14, 2024
$0.049	800,000	800,000	February 28, 2024
$0.060	3,083,334	3,083,334	July 17, 2022
$0.060	2,083,334	2,083,334	August 10, 2022

	10,716,668	10,716,668

Based on a fair market value of $0.0295 per share on June 30, 2014, there were no exercisable in-the-money stock options as of June 30, 2014.

A summary of stock option activity for the six months ended June 30, 2013 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2012	10,754,155	0.557
Granted	—	—
Expired	—	—
Forfeited	(5,587,487)	1.018
Options outstanding at June 30, 2013	5,166,668	$0.060	9.12

Options exercisable at December 31, 2012	10,754,155	$0.557
Options exercisable at June 30, 2013	5,166,668	$0.060	9.12

The exercise prices of common stock options outstanding and exercisable were as follows at June 30, 2013:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.060	3,083,334	3,083,334	July 17, 2022
$0.060	2,083,334	2,083,334	August 10, 2022

	5,166,668	5,166,668

For the six months ended June 30, 2014 and 2013, stock-based compensation costs included in the condensed consolidated statements of operations consisted of general and administrative expenses of $2,280,000 and $0, respectively, and research and development expenses of $0 in each period. There were no stock-based compensation costs recorded during the three months ended June 30, 2014 and 2013.

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

The stock options and warrants outstanding at June 30, 2012 were all out-of-the-money on August 10, 2012. During late July and early August 2012, the Company issued options to officers and directors at that time to purchase a total of 7,361,668 shares of common stock exercisable for ten years at $0.06 per share. By October 1, 2012, these options were also out-of-the-money and continued to be out-of-the-money through December 31, 2013. All of the aforementioned options and warrants became increasingly out-of-the-money as December 31, 2012 approached (with most options and warrants being out of the money by multiples of the exercise price at such date), reflecting the fact that the Company’s prospects were very negative. The Company was unable to raise operating capital subsequent to its acquisition of Pier, had run out of working capital and essentially ceased business operations during the fourth quarter of 2012, had not filed its September 30, 2012 Form 10-Q Quarterly Report with the U.S. Securities and Exchange Commission due on November 14, 2012, had accepted the resignations of most of its officers and directors, and had prepared to shut-down and liquidate. There were no stock options or warrants exercised from August 10, 2012 through June 30, 2014, and the only remaining stock options outstanding that could trigger the additional contingent consideration were out-of-the-money at June 30, 2014. As of June 30, 2014, 2,111,445 contingent shares of common stock remained issuable under the Pier merger agreement due to expirations and forfeitures of stock options and warrants occurring since August 10, 2012.

The Company concluded that the issuance of any of the contingent shares to the Pier Stock Recipients was remote, given the large spread between the exercise prices of these stock options and warrants as compared to the common stock trading range, the subsequent expiration or forfeiture of most of the options and warrants, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants have remained out-of-the-money through June 30, 2014, and have continued to expire, as time passes. Accordingly, the Company considered the fair value of the contingent consideration to be immaterial and therefore did not ascribe any value to such contingent consideration; if any such shares are ultimately issued to the former Pier stockholders, the Company will recognize the fair value of such shares as a charge to operations.

Common Shares Reserved for Issuance

As of June 30, 2014, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred Stock; 19,251,271 shares for issuance upon exercise of warrants; 10,716,668 shares for issuance upon exercise of outstanding stock options; 48,633,002 shares to cover equity grants available for future issuance pursuant to the 2014 Plan; 282,516,482 shares for issuance upon conversion of the Series G 1.5% Convertible Preferred Stock; and 2,111,445 shares issuable as contingent shares pursuant to the Pier merger. The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

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

A former director of the Company, who joined the Company’s Board of Directors on August 10, 2012 in conjunction with the Pier transaction and who resigned from the Company’s Board of Directors on September 28, 2012, has asserted certain claims for consulting compensation against the Company. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its consolidated financial statements at June 30, 2014 and December 31, 2013.

The Company’s patent legal counsel has recorded a lien against certain of the Company’s patents and patent applications relating to its ampakine technology in the United States Patent and Trademark Office with respect to outstanding delinquent invoices payable to the law firm aggregating approximately $158,000, which amount is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets at June 30, 2014 and December 31, 2013. The Company is in discussions with the law firm to resolve this matter and obtain release of the lien, as well as to structure a mutually agreeable operating framework for future patent legal services.

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

Lease Commitment

On May 14, 2012, the Company executed a three-year lease for approximately 5,000 square feet of office space beginning June 1, 2012 at a monthly rate of $9,204. During December 2012, the Company substantially vacated its operating facility prior to the scheduled termination of the lease agreement in May 2015. In May 2013, a settlement with the landlord was reached, resulting in a gain of $1,990 during the three months and six months ended June 30, 2013, and the lease was terminated.

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

On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its condensed consolidated financial statements at June 30, 2014 and December 31, 2013.

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

10. Subsequent Events

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

On December 9, 2014, December 31, 2014, and February 2, 2015, the Company sold an additional $46,000, $85,000 and $210,000, respectively, of principal amount of the Notes and Warrants to various accredited investors. The Company terminated this financing effective February 18, 2015.

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

Awards to Officers and Directors as Compensation

On July 17, 2014, the Board of Directors of the Company awarded stock options to purchase a total of 15,000,000 shares of common stock of the Company, consisting of options for 5,000,000 shares to each of the Company’s three executive officers, who were also all of the directors of the Company at that time. The stock options were awarded as compensation for those individuals through December 31, 2014. The stock options vest in three equal installments on July 17, 2014 (at issuance), September 30, 2014, and December 31, 2014, and expire on July 17, 2019. The exercise price of the stock options was established on the grant date at $0.05 per share, as compared to the closing market price of the Company’s common stock on such date of $0.044 per share, reflecting an exercise price premium of $0.006 per share or 13.6%. See Note 7 for information with respect to common stock awards issued to officers and directors in 2014 as compensation.

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

Significant Developments Subsequent to June 30, 2014

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

On December 9, 2014, December 31, 2014, and February 2, 2015, the Company sold an additional $46,000, $85,000 and $210,000, respectively, of principal amount of the Notes and Warrants to various accredited investors. The Company terminated this financing effective February 18, 2015.

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

Awards to Officers and Directors as Compensation

On July 17, 2014, the Board of Directors of the Company awarded stock options to purchase a total of 15,000,000 shares of common stock of the Company, consisting of options for 5,000,000 shares to each of the Company’s three executive officers, who were also all of the directors of the Company at that time. The stock options were awarded as compensation for those individuals through December 31, 2014. The stock options vest in three equal installments on July 17, 2014 (at issuance), September 30, 2014, and December 31, 2014, and expire on July 17, 2019. The exercise price of the stock options was established on the grant date at $0.05 per share, as compared to the closing market price of the Company’s common stock on such date of $0.044 per share, reflecting an exercise price premium of $0.006 per share or 13.6%. See Note 7 to the Company’s Condensed Consolidated Financial Statements for the three months and six months ended June 30, 2014 and 2013 for information with respect to common stock awards issued to officers and directors in 2014 as compensation.

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,318,286 for the six months ended June 30, 2014 and $1,201,457 for the fiscal year ended December 31, 2013, respectively, negative operating cash flows of $600,349 for the six months ended June 30, 2014 and $182,435 for the fiscal year ended December 31, 2013, respectively, and incurred additional net losses and negative operating cash flows in the remainder of the 2014 fiscal year. The Company expects to continue to incur net losses and negative operating cash flows for several more years thereafter. As a result, management and the Company’s auditors believe that there is substantial doubt about the Company’s ability to continue as a going concern.

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

From June 2013 through March 2014, the Company’s Chairman and Chief Executive Officer advanced short-term loans to the Company aggregating $150,000 in order to meet its minimum operating needs. In March and April 2014, the Company completed a private placement by selling 928.5 shares of its Series G 1.5% Convertible Preferred Stock for gross proceeds of $928,500 and repaid the aggregate advances. The Company’s Chairman and Chief Executive Officer invested $250,000 in the Series G 1.5% Convertible Preferred Stock private placement. During November and December 2014, the Company sold short-term convertible notes (with warrants) in an aggregate principal amount of $369,500 to various accredited investors and an additional $210,000 of such short-term convertible notes (with warrants) in February 2015. The Company terminated this financing effective February 18, 2015.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (ASU 2015-01), Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification: (1) Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates. (2) Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the guidance prospectively. A reporting entity also may apply the guidance retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02), Consolidation (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) Limited partnerships and similar legal entities. (2) Evaluating fees paid to a decision maker or a service provider as a variable interest. (3) The effect of fee arrangements on the primary beneficiary determination. (4) The effect of related parties on the primary beneficiary determination. (5) Certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

Research and development costs are expensed as incurred over the life of the underlying contracts on the straight-line basis, unless the achievement of milestones, the completion of contracted work, or other information indicates that a different expensing schedule is more appropriate. Payments made pursuant to research and development contracts are initially recorded as advances on research and development contract services in the Company’s balance sheet and then charged to research and development costs in the Company’s statements of operations as those contract services are performed. Expenses incurred under research and development contracts in excess of amounts advanced are recorded as research and development contract liabilities in the Company’s balance sheet, with a corresponding charge to research and development costs in the Company’s condensed consolidated statements of operations.

The Company reviews the status of its research and development contracts and other agreements on a quarterly basis.

License Agreements

Obligations incurred with respect to mandatory payments provided for in license agreements are recognized ratably over the appropriate period, as specified in the underlying license agreement, and are recorded as liabilities in the Company’s consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s consolidated statement of operations. Obligations incurred with respect to milestone payments provided for in license agreements are recognized when it is probable that such milestone will be reached, and are recorded as liabilities in the Company’s consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s consolidated statement of operations. Payments of such liabilities are made in the ordinary course of business.

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred.

Results of Operations

Three Months Ended June 30, 2014 and 2013

Revenues. The Company did not have any revenues during the three months ended June 30, 2014 and 2013.

General and Administrative. For the three months ended June 30, 2014, general and administrative expenses were $207,256, an increase of $103,027 or approximately 99%, as compared to $104,229 for the three months ended June 30, 2013. The increase in general and administrative expenses for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, is a result of professional and filing fees incurred in connection with management’s continuing efforts to reestablish and update the Company’s accounting systems and records and prepare various delinquent financial reports and public filings.

Research and Development. For the three months ended June 30, 2014, research and development expenses were $80,433, an increase of $5,440 or approximately 7%, as compared to $74,993 for the three months ended June 30, 2013. The increase in research and development expenses for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, reflects initial licensing costs incurred with respect to the University of Illinois 2014 Exclusive License Agreement executed on June 27, 2014.

Gain on Settlements with Former Service Providers. During the three months ended June 30, 2014, the Company recorded a gain of $393,590 as a result of settlement agreements with two former service providers. The Company settled potential claims totaling $496,514 for cash payments of $60,675 plus the issuance of stock options to purchase 1,250,000 shares of common stock exercisable at $0.04 per share for a period of five years. The stock options were valued pursuant to the Black-Scholes option-pricing model at $42,250.

Interest Expense. During the three months ended June 30, 2014, interest expense was $13,142 (including $12,126 to related parties), a decrease of $1,538, as compared to $14,680 (including $12,127 to related parties) for the three months ended June 30, 2013. The decrease in interest expense resulted from the discontinuance of interest relating to the licensing agreement with the University of California, Irvine that was formally terminated on April 15, 2013.

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

Foreign Currency Transaction (Loss) Gain. Foreign currency transaction loss was $30,335 for the three months ended June 30, 2014, as compared to a foreign currency transaction gain of $12,141 for the three months ended June 30, 2013, reflecting the $399,774 loan from Samyang made in June 2012 being denominated in the South Korean Won.

Net Income (Loss). Due to the gain on settlements with former service providers during the three months ended June 30, 2014, the Company recognized net income of $62,424, as compared to a net loss of $179,771 for the three months ended June 30, 2013.

Amortization of Deemed Dividend on Series G 1.5% Convertible Preferred Stock. For the three months ended June 30, 2014, amortization of the deemed dividend on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings was $8,839,876.

Dividend on Series G 1.5% Convertible Preferred Stock. For the three months ended June 30, 2014, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings were $3,396.

Net Loss Attributable to Common Stockholders. For the three months ended June 30, 2014, the Company incurred a net loss attributable to common stockholders of $8,780,848, as compared to a net loss attributable to common stockholders of $179,771 for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 and 2013

Revenues. The Company did not have any revenues during the six months ended June 30, 2014 and 2013.

General and Administrative. For the six months ended June 30, 2014, general and administrative expenses were $2,555,363, an increase of $1,691,595 or approximately 196%, as compared to $863,768 for the six months ended June 30, 2013. The increase in general and administrative expenses for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, is a result of share-based compensation of $2,280,000 to officers, directors and consultants as compensation for services rendered since they joined the Company in March and April 2013. None of these individuals receiving share-based compensation had previously received any compensation from the Company. The Company also incurred increased general and administrative costs in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, as a result of professional and filing fees incurred in connection with management’s continuing efforts to reestablish and update the Company’s accounting systems and records and prepare various delinquent financial reports and public filings.

Included in general and administrative expenses of $863,768 for the six months ended June 30, 2013 were accrued severance costs of $585,000 relating to the termination of certain corporate officers in March 2013 and accrued legal fees of $85,000 to reimburse Aurora Capital LLC for its legal fees incurred in conjunction with the removal of the Company’s former Board of Directors on March 22, 2013.

For the six months ended June 30, 2014, stock-based compensation costs included in general and administrative expenses were $2,280,000, including $1,960,000 to related parties. There were no stock-based compensation costs included in general and administrative expenses during the six months ended June 30, 2013.

Research and Development. For the six months ended June 30, 2014, research and development expenses were $144,522, a decrease of $14,149 or approximately 9%, as compared to $158,671 for the six months ended June 30, 2013. The decrease in research and development expenses for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, reflects the discontinuance of licensing costs relating to the licensing agreement with the University of California, Irvine that was terminated on April 15, 2013, partially offset by initial licensing costs incurred with respect to the University of Illinois 2014 Exclusive License Agreement executed on June 27, 2014 and increased spending on patent legal fees.

There were no stock-based compensation costs included in research and development expenses during the six months ended June 30, 2014 or 2013.

Gain on Settlements with Former Management. During the six months ended June 30, 2014, the Company recorded a gain of $1,038,270 as a result of settlement agreements with four former executives. The Company settled potential claims totaling $1,336,264 for cash payments of $118,084 and the issuance of stock options to purchase 4,300,000 shares of common stock exercisable at $0.04 per share for periods ranging from five to ten years. The stock options were valued pursuant to the Black-Scholes option-pricing model at $179,910.

Gain on Settlements with Former Service Providers. During the six months ended June 30, 2014, the Company recorded a gain of $393,590 as a result of settlement agreements with two former service providers. The Company settled potential claims totaling $496,514 for cash payments of $60,675 plus the issuance of stock options to purchase 1,250,000 shares of common stock exercisable at $0.04 per share for a period of five years. The stock options were valued pursuant to the Black-Scholes option-pricing model at $42,250.

Interest Expense. During the six months ended June 30, 2014, interest expense was $26,203 (including $24,172 to related parties), a decrease of $3,514, as compared to $29,717 (including $24,120 to related parties) for the six months ended June 30, 2013. The decrease in interest expense resulted from the discontinuance of interest relating to the licensing agreement with the University of California, Irvine that was formally terminated on April 15, 2013.

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

Foreign Currency Transaction (Loss) Gain. Foreign currency transaction loss was $24,058 for the six months ended June 30, 2014, as compared to a foreign currency transaction gain of $33,009 for the six months ended June 30, 2013, reflecting the $399,774 loan from Samyang made in June 2012 being denominated in the South Korean Won.

Net Loss. For the six months ended June 30, 2014, the Company incurred a net loss of $1,318,286, as compared to a net loss of $1,017,157 for the six months ended June 30, 2013.

Amortization of Deemed Dividend on Series G 1.5% Convertible Preferred Stock. For the six months ended June 30, 2014, amortization of the deemed dividend on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings was $10,049,846.

Dividend on Series G 1.5% Convertible Preferred Stock. For the six months ended June 30, 2014, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings were $3,804.

Net Loss Attributable to Common Stockholders. For the six months ended June 30, 2014, the Company incurred a net loss attributable to common stockholders of $11,371,936, as compared to a net loss attributable to common stockholders of $1,017,157 for the six months ended June 30, 2013.

Liquidity and Capital Resources – June 30, 2014

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,318,286 for the six months ended June 30, 2014 and $1,201,457 for the fiscal year ended December 31, 2013, respectively, negative operating cash flows of $600,349 for the six months ended June 30, 2014 and $182,435 for the fiscal year ended December 31, 2013, respectively, and incurred additional net losses and negative operating cash flows in the remainder of the 2014 fiscal year. The Company expects to continue to incur net losses and negative operating cash flows for several more years thereafter. As a result, management and the Company’s auditors believe that there is substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2014, the Company had a working capital deficit of $2,276,205, as compared to a working capital deficit of $4,188,424 at December 31, 2013, an increase in working capital of $1,912,219 for the six months ended June 30, 2014. At June 30, 2014, the Company had cash aggregating $172,658, as compared to $14,352 at December 31, 2013, an increase of $158,306 for the six months ended June 30, 2014. The increase in working capital and cash during the six months ended June 30, 2014 was the result primarily of proceeds from the issuance of Series G 1.5% Convertible Preferred Stock and settlement agreements executed with four former executives and two former service providers.

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

From June 2013 through March 2014, the Company’s Chairman and Chief Executive Officer advanced short-term loans to the Company aggregating $150,000 in order to meet its minimum operating needs. In March and April 2014, the Company completed a private placement by selling 928.5 shares of its Series G 1.5% Convertible Preferred Stock for gross proceeds of $928,500 and repaid the aggregate advances. The Company’s Chairman and Chief Executive Officer invested $250,000 in the Series G 1.5% Convertible Preferred Stock private placement. During November and December 2014, the Company sold short-term convertible notes (with warrants) in an aggregate principal amount of $369,500 to various accredited investors and an additional $210,000 of such short-term convertible notes (with warrants) in February 2015. The Company terminated this financing effective February 18, 2015.

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

Operating Activities. For the six months ended June 30, 2014, operating activities utilized cash of $600,349, as compared to utilizing cash of $138,281 for the six months ended June 30, 2013, to support the Company’s ongoing operations, including research and development activities. Included in the $600,349 of cash utilized during the six months ended June 30, 2014 was $178,759 of cash used to fund, in part, settlement agreements with four former executives and two former service providers.

Investing Activities. For the six months ended June 30, 2014, investing activities utilized cash of $1,924 for the acquisition of equipment. There were no investing activities during the six months ended June 30, 2013.

Financing Activities. For the six months ended June 30, 2014, financing activities generated cash of $760,579 consisting of $928,500 in proceeds from the sale of the Series G 1.5% Convertible Preferred Stock and $75,000 in proceeds from notes payable issued to the Company’s Chairman, offset by the payment of financing costs of $92,921 relating to the sale of the Series G 1.5% Convertible Preferred Stock and the repayment of the advances to the Chairman totaling $150,000. For the six months ended June 30, 2013, financing activities generated cash of $11,672 consisting of $25,000 in proceeds from notes payable issued to the Company’s Chairman, offset by the payment of deferred financing costs of $13,328 relating to the sale of the Series G 1.5% Convertible Preferred Stock that was completed in 2014.

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

Off-Balance Sheet Arrangements

At June 30, 2014, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A former director of the Company, who joined the Company’s Board of Directors on August 10, 2012 in conjunction with the Pier transaction and who resigned from the Company’s Board of Directors on September 28, 2012, has asserted certain claims for consulting compensation against the Company. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at June 30, 2014.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements with respect to such matters.

Additional information with respect to certain legal matters is provided at “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Significant Developments Subsequent to June 30, 2014 – Debt Settlements.”

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 18, 2014, the Company entered into Securities Purchase Agreements with various accredited investors (the “Initial Purchasers”), pursuant to which the Company sold an aggregate of 753.22 shares of its Series G 1.5% Convertible Preferred Stock for a purchase price of $1,000 per share, or an aggregate purchase price of $753,220. This financing represented the initial closing on the private placement (the “Private Placement”). The Initial Purchasers in this tranche of the Private Placement consisted of (i) Dr. Arnold S. Lippa, the Company’s Chairman, Chief Executive Officer and a member of the Company’s Board of Directors, who invested $250,000 for 250 shares of Series G 1.5% Convertible Preferred Stock, and (ii) new, non-affiliated, accredited investors. On April 17, 2014, the Company entered into Securities Purchase Agreements with various accredited investors (together with the Initial Purchasers as defined above, the “Purchasers”), pursuant to which the Company sold an aggregate of an additional 175.28 shares of its Series G 1.5% Convertible Preferred Stock, for a purchase price of $1,000 per share, or an aggregate purchase price of $175,280. This was the second and final closing on the Private Placement, in which a total of 928.5 shares of Series G 1.5% Convertible Preferred Stock were sold for an aggregate purchase price of $928,500. The Purchasers in the second and final tranche of the Private Placement consisted of new, non-affiliated, accredited investors and non-management investors who had also invested in the first closing. One of the investors in this second and final closing was an affiliate of an associated person of Aurora Capital LLC. Neither the Series G 1.5% Convertible Preferred Stock nor the underlying shares of common stock have any registration rights. Aurora Capital LLC was one of the placement agents. The proceeds from the Series G 1.5% Convertible Preferred Stock financing were used to repay advances to Dr. Lippa, to fund settlements with former management and service providers, to pay accounts payable and accrued liabilities, and to fund research and development and general and administrative expenses.

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

During the three months ended March 31, 2014, the Company executed settlement agreements with four former executives that resulted in the settlement of potential claims totaling $1,336,264 that had been previously accrued in 2012 and 2013. The Company made cash payments of $118,084 and issued stock options to purchase 4,300,000 shares of common stock exercisable at $0.04 per share for periods ranging from five to ten years. The stock options were valued pursuant to the Black-Scholes option-pricing model at $179,910. In addition to other provisions, the settlement agreements included mutual releases. The settlements resulted in the Company recognizing a gain of $1,038,270 during the six months ended June 30, 2014.

During the three months ended June 30, 2014, the Company executed settlement agreements with two former service providers that resulted in the settlement of potential claims totaling $496,514 for a cost of $60,675 in cash, plus the issuance of stock options to purchase 1,250,000 shares of common stock exercisable at $0.04 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at $42,250 in the aggregate. In addition to other provisions, the settlement agreements included mutual releases. The settlements resulted in the Company recognizing a gain of $393,590 during the three months and six months ended June 30, 2014.

Additional information with respect to the transactions described above is provided in the Notes to the Condensed Consolidated Statements for the three months and six months ended June 30, 2014 and 2013, which is included elsewhere in this document.

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

CORTEX PHARMACEUTICALS, INC.
(Registrant)

Date: February 24, 2015	By:	/s/ ARNOLD S. LIPPA
Arnold S. Lippa
President and Chief Executive Officer

Date: February 24, 2015	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

3.1	Certificate of Amendment of the Certificate of Incorporation of Cortex Pharmaceuticals, Inc., incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 18, 2014.

10.1	Exclusive License Agreement, dated as of June 27, 2014, by and between the Board of Trustees of the University of Illinois, a body corporate and politic of the State of Illinois, and Cortex Pharmaceuticals, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 1, 2014.

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

