Form 10-Q
period 2014-09-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2015-03-09
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes [  ] No [X]

As of September 30, 2014, the Company had 210,436,574 shares of common stock, $0.001 par value, issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,854	$14,352
Deferred financing costs	20,000	35,120
Prepaid insurance, including current portion of long-term prepaid insurance of $14,945 at September 30, 2014	33,279	2,383

Total current assets	86,133	51,855
Equipment, net of accumulated depreciation of $339	13,397	—
Long-term prepaid insurance, net of current portion of $14,945	66,630	—

Total assets	$166,160	$51,855

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$1,635,449	$1,829,616
Accrued compensation and related expenses	144,000	1,480,264
Notes payable to Chairman, including accrued interest of $48 at December 31, 2013	—	75,048
Note payable to related party, including accrued interest of $110,359 and $73,979 at September 30, 2014 and December 31, 2013, respectively	534,862	521,255
Project advance, including accrued interest of $86,796 at December 31, 2013	—	334,096

Total current liabilities	2,314,311	4,240,279

Commitments and contingencies (Note 9)

Stockholders’ deficiency:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.09812 per share: 3,679	21,703	21,703
Series G 1.5% cumulative mandatorily convertible preferred stock, $0.001 par value, $1,000 per share stated value and liquidation preference; aggregate liquidation preference (including dividend) $935,864; shares authorized: 1,700; shares issued and outstanding: 928.5; common shares issuable upon conversion at 303,030.3 common shares per Series G share: 283,595,043 shares, including 2,231,409 shares issuable for dividend of $7,364 at September 30, 2014	935,864	—
Common stock, $0.001 par value; shares authorized: 1,400,000,000; shares issued and outstanding: 210,436,574 and 144,041,556 at September 30, 2014 and December 31, 2013, respectively	210,436	144,041
Additional paid-in capital	138,245,190	125,188,620
Accumulated deficit	(141,561,344)	(129,542,788)

Total stockholders’ deficiency	(2,148,151)	(4,188,424)

Total liabilities and stockholders’ deficiency	$166,160	$51,855

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$—	$—	$—	$—
Operating expenses:
General and administrative, including $584,000 and $2,544,000 to related parties for the three months and nine months ended September 30, 2014, respectively	792,915	29,575	3,348,278	893,342
Research and development	171,832	28,771	316,354	187,442
Total operating expenses	964,747	58,346	3,664,632	1,080,784
Loss from operations	(964,747)	(58,346)	(3,664,632)	(1,080,784)
Gain on settlements with former management	—	—	1,038,270	—
Gain on settlements with former service providers	—	—	393,590	—
Gain on settlement of project advance	287,809	—	287,809	—
Interest expense, including $12,260 and $12,277 to related parties for the three months ended September 30, 2014 and 2013, respectively, and $36,432 and $36,397 to related parties for the nine months ended September 30, 2014 and 2013, respectively	(12,952)	(13,304)	(39,155)	(43,021)
Gain on settlement of office lease	—	—	—	1,990
Foreign currency transaction gain (loss)	46,830	(29,515)	22,772	3,494
Net loss	(643,060)	(101,165)	(1,961,346)	(1,118,321)
Adjustments related to Series G 1.5% Convertible Preferred Stock:
Amortization of deemed dividend on Series G 1.5% Convertible Preferred Stock	—	—	(10,049,846)	—
Dividend on Series G 1.5% Convertible Preferred Stock	(3,560)	—	(7,364)	—

Net loss attributable to common stockholders	$(646,620)	$(101,165)	$(12,018,556)	$(1,118,321)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.06)	$(0.01)

Weighted average common shares outstanding - basic and diluted	203,121,894	144,041,556	185,665,699	144,041,556

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Nine Months Ended September 30, 2014

	Series B		Series G 1.5%
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
						Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	Deficiency

Balance, December 31, 2013	37,500	$21,703	—	$—	144,041,556	$144,041	$125,188,620	$(129,542,788)	$(4,188,424)
Sale of Series G 1.5% Convertible Preferred Stock	—	—	928.5	928,500	—	—	—	—	928,500
Costs incurred in connection with sale of Series G 1.5% Convertible Preferred Stock	—	—	—	—	—	—	(128,041)	—	(128,041)
Shares issued in connection with the exercise of warrants	—	—	—	—	4,395,018	4,395	(4,395)	—	—
Fair value of shares issued in settlement of project advance	—	—	—	—	1,000,000	1,000	48,000	—	49,000
Stock-based compensation expense	—	—	—	—	61,000,000	61,000	2,869,000	—	2,930,000
Fair value of common stock options issued in connection with settlements with former management	—	—	—	—	—	—	179,910	—	179,910
Fair value of common stock options issued in connection with settlement with former service provider	—	—	—	—	—	—	42,250	—	42,250
Amortization of deemed dividend on Series G 1.5% Convertible Preferred Stock	—	—	—	—	—	—	10,049,846	(10,049,846)	—
Dividend on Series G 1.5% Convertible Preferred Stock	—	—	—	7,364	—	—	—	(7,364)	—
Net loss	—	—	—	—	—	—	—	(1,961,346)	(1,961,346)

Balance, September 30, 2014	37,500	$21,703	928.5	$935,864	210,436,574	$210,436	$138,245,190	$(141,561,344)	$(2,148,151)

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,961,346)	$(1,118,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	339	—
Gain on settlements with former management	(1,038,270)	—
Gain on settlements with service providers	(393,590)	—
Gain on settlement of project advance	(287,809)	—
Stock-based compensation expense included in general and administrative expenses	2,864,000	—
Stock-based compensation expense included in research and development expenses	66,000	—
Gain on settlement of office lease	—	(1,990)
Foreign currency transaction gain	(22,772)	(3,494)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid insurance	(97,526)	17,002
Deposits	—	29,545
Increase (decrease) in -
Accounts payable and accrued expenses	241,673	279,163
Accrued compensation and related expenses	(118,084)	595,084
Accrued interest payable	39,044	39,444
Net cash used in operating activities	(708,341)	(163,567)
Cash flows from investing activities:
Purchases of equipment	(13,736)	—
Net cash used in investing activities	(13,736)	—
Cash flows from financing activities:
Proceeds from sale of Series G 1.5% Convertible Preferred Stock	928,500	—
Proceeds from issuance of notes payable to Chairman	75,000	40,000
Repayment of notes payable to Chairman	(150,000)	—
Related party short-swing trading profits	—	4,728
Cash payments made for deferred costs incurred in connection with convertible note and warrant financing	(20,000)	—
Cash payments made for costs incurred in connection with sale of Series G 1.5% Convertible Preferred Stock	(92,921)	(23,301)
Net cash provided by financing activities	740,579	21,427
Cash and cash equivalents:
Net increase (decrease)	18,502	(142,140)
Balance at beginning of period	14,352	152,179
Balance at end of period	$32,854	$10,039
Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$102	$—
Income taxes	$—	$—

Non-cash investing and financing activities:
Amortization of deemed dividend on Series G 1.5% Convertible Preferred Stock	$10,049,846	$—
Dividend on Series G 1.5% Convertible Preferred Stock	$7,364	$—
Gross exercise price of warrants exercised on a cashless basis	$18,689	$—
Fair value of common stock options issued in connection with settlements with former management	$179,910	$—
Fair value of common stock options issued in connection with settlements with service providers	$42,250	$—
Fair value of common stock issued in connection with settlement of project advance	$49,000	$—
Fair value of common stock warrants issuable to placement agents and selected dealers in connection with the sale of Series G 1.5% Convertible Preferred Stock	$443,848	$—
Deferred financing costs transferred to additional paid-in capital in connection with sale of Series G 1.5% Convertible Preferred Stock	$35,120	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Nine Months Ended September 30, 2014 and 2013

1. Basis of Presentation

The condensed consolidated financial statements of Cortex Pharmaceuticals, Inc. (“Cortex”) and its wholly-owned subsidiary, Pier Pharmaceuticals, Inc. (“Pier”) (collectively referred to herein as the “Company,” unless the context indicates otherwise), at September 30, 2014 and for the three months and nine months ended September 30, 2014 and 2013, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the consolidated financial position of the Company as of September 30, 2014, the results of its consolidated operations for the three months and nine months ended September 30, 2014 and 2013, and its consolidated cash flows for the nine months ended September 30, 2014 and 2013. Consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2013 has been derived from the Company’s audited consolidated financial statements at such date.

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,961,346 for the nine months ended September 30, 2014 and $1,201,457 for the fiscal year ended December 31, 2013, respectively, negative operating cash flows of $708,341 for the nine months ended September 30, 2014 and $182,435 for the fiscal year ended December 31, 2013, respectively, and incurred additional net losses and negative operating cash flows in the remainder of the 2014 fiscal year. The Company expects to continue to incur net losses and negative operating cash flows for several more years thereafter. As a result, management and the Company’s auditors believe that there is substantial doubt about the Company’s ability to continue as a going concern.

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

The Company believes that the carrying amount of its financial instruments (consisting of cash, cash equivalents and accounts payable) approximates fair value due to the short-term nature of such instruments. With respect to the note payable to a related party, management does not believe that the credit markets have materially changed for this type of speculative borrowing since the original borrowing date.

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

The Company accounts for beneficial conversion features in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options. On March 18, 2014 and April 17, 2014, the Company issued 753.22 shares and 175.28 shares, respectively, of Series G 1.5% Convertible Preferred Stock at a purchase price of $1,000 per share. Each share of Series G 1.5% Convertible Preferred Stock has a stated value of $1,000 per share is convertible into shares of common stock at a fixed price of $0.0033 per share. At the time of each of these issuances, the value of the common stock into which the Series G 1.5% Convertible Preferred Stock was convertible had a fair value greater than the proceeds for such issuances. Fair value was determined by reference to the closing market price of the Company’s common stock on each of the closing dates. Accordingly, the Company calculated a deemed dividend on the Series G 1.5% Convertible Preferred Stock of $8,376,719 in March 2014 and $1,673,127 in April 2014, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series G 1.5% Convertible Preferred Stock exceeded the proceeds from such issuances. The deemed dividend on the Series G 1.5% Convertible Preferred Stock was amortized on the straight-line basis from the respective issuance dates through the earliest conversion date of June 16, 2014, in accordance with ASC 470-20. The difference between amortization of the deemed dividend calculated based on the straight-line method and the effective yield method was not material. The amortization of the deemed dividend during the three months and nine months ended September 30, 2014 was $0 and $10,049,846, respectively.

Dr. Arnold S. Lippa, Ph.D., the Company’s Chairman, Chief Executive Officer and a member of the Company’s Board of Directors, purchased 250 shares for $250,000, representing 33.2% of the 753.22 shares of Series G 1.5% Convertible Preferred Stock sold in the initial closing of such financing on March 18, 2014. The second (and final) closing of such financing consisted entirely of Series G 1.5% Convertible Preferred Stock sold to unaffiliated investors. Accordingly, Dr. Lippa purchased 26.9% of the entire amount of Series G 1.5% Convertible Preferred Stock sold in the financing. Dr. Lippa had been an officer and director of the Company for approximately one year when he purchased the 250 shares of Series G 1.5% Convertible Preferred Stock, and his investment, which was only a portion of the first closing, was made on the same terms and conditions as those provided to the other unaffiliated investors who made up the majority of the financing. Dr. Lippa did not control, directly or indirectly, 10% or more of the Company’s voting equity securities at the time of his investment. The proportionate share of the deemed dividend attributable to Dr. Lippa’s investment in the Series G 1.5% Convertible Preferred Stock in March 2014 was $2,780,303.

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

Long-Lived Assets

The Company reviews its long-lived assets, including long-term prepaid insurance, for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable, but at least annually. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. The Company has not deemed any long-lived assets as impaired at September 30, 2014.

Research Grant Revenues

The Company recognizes research grant revenues as earned when the related expenses for the grant projects are incurred. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research, to the extent that such amounts are expended in accordance with the approved grant project. The Company did not have any research grant revenues during the three months and nine months ended September 30, 2014 or 2013.

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

All stock-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The fair value of stock options is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the security as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award. Estimated volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of common stock is determined by reference to the quoted market price of the Company’s common stock.

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

For options granted during the nine months ended September 30, 2014, the fair value of each option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.015% to 0.027%
Expected dividend yield	0%
Expected volatility	200% to 249%
Expected life	5-10 years

The Company issues new shares to satisfy stock option and warrant exercises. There were no options granted during the nine months ended September 30, 2013. There were no options exercised during the nine months ended September 30, 2014 and 2013.

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

As of September 30, 2014, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the three months and nine months ended September 30, 2014 and 2013.

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

At September 30, 2014 and 2013, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2014	2013
Series B convertible preferred stock	3,679	3,679
Series G 1.5% convertible preferred stock	283,595,043	—
Common stock warrants	14,531,953	5,691,367
Common stock options	25,716,668	5,166,668
Total	323,847,343	10,861,714

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (ASU 2015-01), Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement-Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification: (1) Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates. (2) In frequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the guidance prospectively. A reporting entity also may apply the guidance retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

Note payable to Samyang consists of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	110,359	73,979
Foreign currency transaction adjustment	24,729	47,502
	$534,862	$521,255

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

5. Project Advance

In June 2000, the Company received $247,300 from the Institute for the Study of Aging (the “Institute”) pursuant to a note (the “Note”) and Agreement to Accept Conditions of Loan Support (the “Loan Support Agreement”) to fund testing of CX516, one of the Company’s ampakine compounds, in patients with mild cognitive impairment (“MCI”). Patients with MCI represent the earliest clinically-defined group with memory impairment beyond that expected for normal individuals of the same age and education, but such patients do not meet the clinical criteria for Alzheimer’s disease. During 2002 and 2003, the Company conducted a double-blind, placebo-controlled clinical study with 175 elderly patients displaying MCI and issued a final report on June 21, 2004. CX516 did not improve the memory impairments observed in these patients.

Pursuant to the Note and Loan Support Agreement, if the Company complied with certain conditions, including the completion of the MCI clinical trial, the Company would not be required to make any repayments unless and until the Company enters one of its ampakine compounds into a Phase 3 clinical trials for Alzheimer’s disease. Upon initiation of such clinical trials, repayment would include the principal amount plus accrued interest computed at a rate equal to one-half of the prime lending rate. In the event of repayment, the Institute could elect to receive the outstanding principal balance and any accrued interest thereon in shares of the Company’s common stock. The conversion price for such form of repayment was fixed at $4.50 per share and was subject to adjustment if the Company paid a dividend or distribution in shares of common stock, effected a stock split or reverse stock split, effected a reorganization or reclassification of its capital stock, or effected a consolidation or merger with or into another corporation or entity. Included in the consolidated balance sheets is principal and accrued interest with respect to this funding agreement in the amount of $334,096 at December 31, 2013.

On September 2, 2014, the Company entered into a Release Agreement (the “Release Agreement”) with the Institute to settle this outstanding obligation, which had an outstanding balance of $336,809, including accrued interest of $89,509, on such date. Pursuant to the terms of the Release Agreement, the Institute received 1,000,000 shares of the Company’s common stock as settlement of all obligations of the Company under the Note and the Loan Support Agreement. Such common shares are “restricted securities” as defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and are not subject to any registration rights. The Release Agreement also includes a mutual release between the Company and the Institute, releasing each party from all claims up until the date of the Release Agreement. The 1,000,000 common shares issued were valued at $49,000, based on the closing price of the Company’s common stock on September 2, 2014 of $0.049 per share. The settlement resulted in the Company recognizing a gain of $287,809 during the three months and nine months ended September 30, 2014.

6. Settlements

During the three months ended March 31, 2014, the Company executed settlement agreements with four former executives that resulted in the settlement of potential claims totaling $1,336,264 that had been previously accrued in 2012 and 2013. The Company made cash payments of $118,084 and issued stock options to purchase 4,300,000 shares of common stock exercisable at $0.04 per share for periods ranging from five to ten years. The stock options were valued pursuant to the Black-Scholes option-pricing model at $179,910. In addition to other provisions, the settlement agreements included mutual releases. The settlements resulted in the Company recognizing a gain of $1,038,270 during the nine months ended September 30, 2014.

During the three months ended June 30, 2014, the Company executed settlement agreements with two former service providers that resulted in the settlement of potential claims totaling $496,514 for a cost of $60,675 in cash, plus the issuance of stock options to purchase 1,250,000 shares of common stock exercisable at $0.04 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at $42,250 in the aggregate. In addition to other provisions, the settlement agreements included mutual releases. The settlements resulted in the Company recognizing a gain of $393,590 during the nine months ended September 30, 2014.

On September 2, 2014, the Company recognized a gain of $287,809 resulting from the settlement of an obligation to the Institute for the Study of Aging. Additional information with respect to this settlement is provided at Note 5.

7. Stockholders’ Equity

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2013, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred Stock”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”); and 205,000 shares were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating Preferred Stock”). On March 14, 2014, the Company filed a Certificate of Designation, Preferences, Rights and Limitations, (the “Certificate of Designation”) of its Series G 1.5% Convertible Preferred Stock with the Secretary of State of the State of Delaware to amend the Company’s certificate of incorporation. The number of shares designated as Series G 1.5% Convertible Preferred Stock is 1,700 (which shall not be subject to increase without the written consent of a majority of the holders of the Series G 1.5% Convertible Preferred Stock or as otherwise set forth in the Certificate of Designation). Accordingly, as of September 30, 2014, 3,505,800 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

There were no shares of 9% Preferred Stock or Series A Junior Participating Preferred Stock outstanding as of September 30, 2014 or December 31, 2013.

Series B Preferred Stock outstanding as of September 30, 2014 and December 31, 2013 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred Stock is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, which is subject to adjustment under certain circumstances. As of September 30, 2014 and December 31, 2013, the shares of Series B Preferred Stock outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred Stock for $25,001, equivalent to $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

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

Effective September 5, 2014, a warrant issued on April 17, 2014 in conjunction with the Private Placement of the Series G 1.5% Convertible Preferred Stock, representing the right to acquire a total of 2,412,878 shares of common stock, was exercised in part (50%, or 1,206,439 shares) on a cashless basis, resulting in the net issuance of 1,126,814 shares of common stock.

Effective September 26, 2014, a warrant issued on April 17, 2014 in conjunction with the Private Placement of the Series G 1.5% Convertible Preferred Stock, representing the right to acquire a total of 1,400,000 shares of common stock, was exercised in full on a cashless basis, resulting in the net issuance of 1,326,080 shares of common stock.

As of September 30, 2014, the Series G 1.5% Convertible Preferred Stock was convertible into 283,595,043 shares of the Company’s common stock, including 2,231,409 shares attributable to the 1.5% dividend on such shares of $7,364 accrued through that date.

Common Stock

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

On September 3, 2014, James Sapirstein and Kathryn MacFarlane were appointed to the Board of Directors of the Company, and in connection therewith, pursuant to the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan, they were awarded an aggregate of 4,000,000 shares of common stock of the Company, consisting of 2,000,000 shares to each new director, vesting 50% upon appointment to the Board of Directors, 25% on September 30, 2014 and 25% on December 31, 2014. The stock awards were valued at $0.049 per share, which was the closing price of the Company’s common stock on September 3, 2014. During the three months and nine months ended September 30, 2014, the Company recorded a charge to operations of $147,000 with respect to these stock awards.

On September 18, 2014, Dr. John Greer, Ph.D. was appointed to the position of Chairman of the Company’s Scientific Advisory Board. Dr. Greer is the Director of the Neuroscience and Mental Health Institute at the University of Alberta, holds two grants regarding research into neuromuscular control of breathing, and is the inventor on the use patents licensed by the Company with respect to ampakines. In connection with the appointment of Dr. Greer as Chairman of the Company’s Scientific Advisory Board on September 18, 2014, the Board of Directors awarded 2,000,000 shares of common stock of the Company to Dr. Greer (through his wholly-owned consulting company, Progress Scientific, Inc.), vesting 25% upon appointment, 25% on September 30, 2014, 25% on December 31, 2014, and 25% on March 31, 2015. The stock award was valued at $0.066 per share, which was the closing price of the Company’s common stock on September 18, 2014. This stock award was made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. During the three months and nine months ended September 30, 2014, the Company recorded a charge to operations of $66,000 with respect to this stock award.

Information with respect to the issuance of common stock in 2014 upon the exercise of common stock purchase warrants issued to finders and placement agents in connection with the Private Placement of the Series G 1.5% Convertible Preferred Stock is provided above at “Series G 1.5% Convertible Preferred Stock.”

Common Stock Warrants

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

Information with respect to the exercise of common stock purchase warrants issued to finders and placement agents in connection with the Private Placement of the Series G 1.5% Convertible Preferred Stock is provided above at “Series G 1.5% Convertible Preferred Stock”.

A summary of warrant activity for the nine months ended September 30, 2014 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2013	4,000,000	$0.05600
Issued	19,251,271	0.00396
Exercised	(4,719,318)	0.00396
Expired	(4,000,000)	0.05600
Warrants outstanding at September 30, 2014	14,531,953	$0.00396	4.55

Warrants exercisable at December 31, 2013	4,000,000	$0.05600
Warrants exercisable at September 30, 2014	14,531,953	$0.00396	4.55

The exercise prices of common stock warrants outstanding and exercisable are as follows at September 30, 2014:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.00396	14,531,953	14,531,953	April 17, 2019

Based on a fair market value of $0.069 per share on September 30, 2014, the intrinsic value of exercisable in-the-money stock warrants was $945,158 as of September 30, 2014.

A summary of warrant activity for the nine months ended September 30, 2013 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31,2012	12,357,884	0.18200
Issued	—	—
Exercised	—	—
Expired	(6,666,517)	0.27900
Warrants outstanding at September 30, 2013	5,691,367	$0.06900	0.53

Warrants exercisable at December 31, 2012	12,357,884	$0.18200
Warrants exercisable at September 30, 2013	5,691,367	$0.06900	0.53

The exercise prices of common stock warrants outstanding and exercisable are as follows at September 30, 2013:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.056	4,000,000	4,000,000	June 25, 2014
$0.100	1,691,367	1,691,367	October 20, 2013

	5,691,367	5,691,367

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

During the three months ended June 30, 2014, the Company executed settlement agreements with two former service providers that resulted in the settlement of potential claims totaling $496,514. In conjunction with such settlement agreements, the Company issued stock options to purchase 1,250,000 shares of common stock exercisable at $0.04 per share for a period of five years. The stock options were valued pursuant to the Black-Scholes option-pricing model at $42,250.

None of the options outstanding prior to July 17, 2014 were issued pursuant to the Company’s stock option plans.

On July 17, 2014, the Board of Directors of the Company awarded stock options to purchase a total of 15,000,000 shares of common stock of the Company, consisting of options for 5,000,000 shares to each of the Company’s three executive officers, who were also all of the directors of the Company at that time. The stock options were awarded as compensation for those individuals through December 31, 2014 and are being charged to operations as the options vest. The stock options vest in three equal installments on July 17, 2014 (at issuance), September 30, 2014, and December 31, 2014, and expire on July 17, 2019. The exercise price of the stock options was established on the grant date at $0.05 per share, as compared to the closing market price of the Company’s common stock on such date of $0.044 per share, reflecting an exercise price premium of $0.006 per share or 13.6%. These awards were made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. During the three months and nine months ended September 30, 2014, the Company recorded a charge to operations of $437,000 with respect to these awards.

Information with respect to common stock awards issued to officers and directors in 2014 as compensation is provided above under “Common Stock.”

A summary of stock option activity for the nine months ended September 30, 2014 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2013	5,166,668	$0.060
Granted	20,550,000	0.048
Expired	—	—
Forfeited	—	—
Options outstanding at September 30, 2014	25,716,668	$0.050	5.70

Options exercisable at December 31, 2013	5,166,668	$0.060
Options exercisable at September 30, 2014	20,716,668	$0.050	5.92

Outstanding options to acquire 5,000,000 shares of the Company’s common stock had not vested at September 30, 2014. Total deferred compensation expense for the outstanding value of those unvested stock options was approximately $333,500 at September 30, 2014, which will be recognized in future periods over a weighted-average term of approximately four months.

The exercise prices of common stock options outstanding and exercisable were as follows at September 30, 2014:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.040	2,400,000	2,400,000	March 13, 2019
$0.040	1,250,000	1,250,000	April 14, 2019
$0.043	1,100,000	1,100,000	March 14, 2024
$0.049	800,000	800,000	February 28, 2024
$0.050	15,000,000	10,000,000	July 17, 2019
$0.060	3,083,334	3,083,334	July 17, 2022
$0.060	2,083,334	2,083,334	August 10, 2022

	25,716,668	20,716,668

Based on a fair market value of $0.069 per share on September 30, 2014, the intrinsic value of exercisable in-the-money stock options was $386,950 as of September 30, 2014.

A summary of stock option activity for the nine months ended September 30, 2013 is presented below.

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

For the three months ended September 30, 2014 and 2013, stock-based compensation costs included in the statements of operations consisted of general and administrative expenses of $584,000 and $0, respectively, and research and development expenses of $66,000 and $0, respectively. For the nine months ended September 30, 2014 and 2013, stock-based compensation costs included in the statements of operations consisted of general and administrative expenses of $2,864,000 and $0, respectively, and research and development expenses of $66,000 and $0, respectively.

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

The stock options and warrants outstanding at June 30, 2012 were all out-of-the-money on August 10, 2012. During late July and early August 2012, the Company issued options to officers and directors at that time to purchase a total of 7,361,668 shares of common stock exercisable for ten years at $0.06 per share. By October 1, 2012, these options were also out-of-the-money and continued to be out-of-the-money through December 31, 2013. All of the aforementioned options and warrants became increasingly out-of-the-money as December 31, 2012 approached (with most options and warrants being out of the money by multiples of the exercise price at such date), reflecting the fact that the Company’s prospects were very negative. The Company was unable to raise operating capital subsequent to its acquisition of Pier, had run out of working capital and essentially ceased business operations during the fourth quarter of 2012, had not filed its September 30, 2012 Form 10-Q Quarterly Report with the U.S. Securities and Exchange Commission due on November 14, 2012, had accepted the resignations of most of its officers and directors, and had prepared to shut-down and liquidate. There were no stock options or warrants exercised subsequent to August 10, 2012 that triggered additional contingent consideration, and the only remaining stock options outstanding that could still trigger the additional contingent consideration generally remained out-of-the-money through September 30, 2014. As of September 30, 2014, 2,111,445 contingent shares of common stock remained issuable under the Pier merger agreement due to expirations and forfeitures of stock options and warrants occurring since August 10, 2012.

The Company concluded that the issuance of any of the contingent shares to the Pier Stock Recipients was remote, given the large spread between the exercise prices of these stock options and warrants as compared to the common stock trading range, the subsequent expiration or forfeiture of most of the options and warrants, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants have generally remained out-of-the-money through September 30, 2014, and have continued to expire, as time passes. Accordingly, the Company considered the fair value of the contingent consideration to be immaterial and therefore did not ascribe any value to such contingent consideration; if any such shares are ultimately issued to the former Pier stockholders, the Company will recognize the fair value of such shares as a charge to operations.

Common Shares Reserved for Issuance

As of September 30, 2014, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred Stock; 14,531,953 shares for issuance upon exercise of warrants; 25,716,668 shares for issuance upon exercise of outstanding stock options; 27,633,002 shares to cover equity grants available for future issuance pursuant to the 2014 Plan; 283,595,043 shares for issuance upon conversion of the Series G 1.5% Convertible Preferred Stock; and 2,111,445 shares issuable as contingent shares pursuant to the Pier merger. The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

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

See Notes 4 and 7 for a description of transactions with Samyang, a significant stockholder of and lender to the Company.

9. Commitments and Contingencies

Pending or Threatened Legal Actions and Claims

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s financial statements with respect to such matters.

A former director of the Company, who joined the Company’s Board of Directors on August 10, 2012 in conjunction with the Pier transaction and who resigned from the Company’s Board of Directors on September 28, 2012, has asserted certain claims for consulting compensation against the Company. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its consolidated financial statements at September 30, 2014 and December 31, 2013.

The Company’s patent legal counsel has recorded a lien against certain of the Company’s patents and patent applications relating to its ampakine technology in the United States Patent and Trademark Office with respect to outstanding delinquent invoices payable to the law firm aggregating approximately $158,000, which amount is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets at September 30, 2014 and December 31, 2013. The Company is in discussions with the law firm to resolve this matter and obtain release of the lien, as well as to structure a mutually agreeable operating framework for future patent legal services.

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

Lease Commitment

On May 14, 2012, the Company executed a three-year lease for approximately 5,000 square feet of office space beginning June 1, 2012 at a monthly rate of $9,204. During December 2012, the Company substantially vacated its operating facility prior to the scheduled termination of the lease agreement in May 2015. In May 2013, a settlement with the landlord was reached, resulting in a gain of $1,990 during the nine months ended September 30, 2013, and the lease was terminated.

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

On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its condensed consolidated financial statements at September 30, 2014 and December 31, 2013.

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

National Institute on Drug Abuse Grant

On September 18, 2014, the Company entered into a contract with the National Institute on Drug Abuse, a division of the National Institutes of Health. The funding under the contract is a Phase 1 award granted under the Small Business Innovation Research Funding Award Program. The purpose of the project is to determine the most useful injectable route of administration for CX1942, the Company’s proprietary, soluble ampakine molecule, a potential rescue medication for drug-induced respiratory depression and lethality. The grant is entitled “Novel Treatment of Drug-Induced Respiratory Depression” and is valued at $148,583, which is to be paid in increments over the expected six-month duration of the study which commenced in October 2014. The study will measure the potency, latency to onset and duration of action of CX1942 administered to rats. The Company anticipates that the data obtained from the study will be used to determine the designs of those preclinical studies necessary for initiating Phase 1 clinical studies. The preclinical studies are being performed in collaboration with Dr. David Fuller of the University of Florida and Dr. John Greer of the University of Alberta, Chairman of the Company’s Scientific Advisory Board.

Indemnification of Directors and Officers

On September 3, 2014, in conjunction with the appointment of James Sapirstein and Kathryn MacFarlane to the Company’s Board of Directors as independent directors, and in conformity with the Company’s corporate policy of indemnifying all directors and officers, the Board of Directors authorized and approved indemnification agreements for all directors and officers of the Company. Pursuant to the indemnification agreements, the Company will indemnify each director or officer when such individual is a party or is threatened to become a party, by virtue of being a director or officer of the Company, from the costs and expenses, fines and certain other amounts in connection with certain proceedings, including proceedings in the right of the Company, so long as such director or officer acted in good faith and reasonably believed that such actions were in the best interests of the Company.

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

On January 19, 2015, 25.320031 shares of Series G 1.5% Convertible Preferred Stock, including 0.320031 dividend shares, were converted into 7,672,737 shares of common stock on a cashless basis.

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

Significant Developments Subsequent to September 30, 2014

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,961,346 for the nine months ended September 30, 2014 and $1,201,457 for the fiscal year ended December 31, 2013, respectively, negative operating cash flows of $708,341 for the nine months ended September 30, 2014 and $182,435 for the fiscal year ended December 31, 2013, respectively, and incurred additional net losses and negative operating cash flows in the remainder of the 2014 fiscal year. The Company expects to continue to incur net losses and negative operating cash flows for several more years thereafter. As a result, management and the Company’s auditors believe that there is substantial doubt about the Company’s ability to continue as a going concern.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (ASU 2015-01), Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification: (1) Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates. (2) In frequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the guidance prospectively. A reporting entity also may apply the guidance retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

Results of Operations

Three Months Ended September 30, 2014 and 2013

Revenues. The Company did not have any revenues during the three months ended September 30, 2014 and 2013.

General and Administrative. For the three months ended September 30, 2014, general and administrative expenses were $792,915, an increase of $763,340, as compared to $29,575 for the three months ended September 30, 2013. The increase in general and administrative expenses for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, is primarily a result of stock-based compensation of $584,000 to officers and directors and professional and filing fees incurred in connection with management’s continuing efforts to reestablish and update the Company’s accounting systems and records, and prepare various delinquent financial reports and public filings.

For the three months ended September 30, 2014, stock-based compensation costs included in general and administrative expenses aggregated $584,000, all of which were to related parties. There were no stock-based compensation costs included in general and administrative expenses during the three months ended September 30, 2013.

Research and Development. For the three months ended September 30, 2014, research and development expenses were $171,832, an increase of $143,061, as compared to $28,771 for the three months ended September 30, 2013. The increase in research and development expenses for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, is primarily a result of stock-based compensation of $66,000 to Dr. John Greer, Ph.D. in connection with his appointment to the position of Chairman of the Company’s Scientific Advisory Board, licensing costs incurred with respect to the University of Illinois 2014 Exclusive License Agreement executed on June 27, 2014 in the amount of $36,898, and an increase of $28,833 with respect to patent legal fees.

For the three months ended September 30, 2014, stock-based compensation costs included in research and development expenses aggregated $66,000. There were no stock-based compensation costs included in research and development expenses during the three months ended September 30, 2013.

Gain on Settlement of Project Advance. During the three months ended September 30, 2014, the Company recorded a gain of $287,809 as the result of a settlement agreement reached with the Institute for the Study of Aging on September 2, 2014. The Company settled a claim of $336,809 through the issuance of 1,000,000 shares of the Company’s common stock valued at $49,000.

Interest Expense. During the three months ended September 30, 2014, interest expense was $12,952 (including $12,260 to related parties), a decrease of $352, as compared to $13,304 (including $12,277 to related parties) for the three months ended September 30, 2013. The decrease in interest expense resulted from the discontinuance of interest relating to the project advance, which was settled on September 2, 2014.

Foreign Currency Transaction Gain (Loss). Foreign currency transaction gain was $46,830 for the three months ended September 30, 2014, as compared to a foreign currency transaction loss of $29,515, for the three months ended September 30, 2013, related to the $399,774 loan from Samyang made in June 2012, which is denominated in the South Korean Won.

Net Loss. For the three months ended September 30, 2014, the Company incurred a net loss of $643,060, as compared to a net loss of $101,165 for the three months ended September 30, 2013.

Dividend on Series G 1.5% Convertible Preferred Stock. For the three months ended September 30, 2014, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings were $3,560.

Net Loss Attributable to Common Stockholders. For the three months ended September 30, 2014, the Company incurred a net loss attributable to common stockholders of $646,620, as compared to a net loss attributable to common stockholders of $101,165 for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 and 2013

Revenues. The Company did not have any revenues during the nine months ended September 30, 2014 and 2013.

General and Administrative. For the nine months ended September 30, 2014, general and administrative expenses were $3,348,278, an increase of $2,454,936, as compared to $893,342 for the nine months ended September 30, 2013. The increase in general and administrative expenses for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, is primarily a result of stock-based compensation of $2,864,000 to officers, directors and consultants as compensation for services rendered since they joined the Company in March and April 2013. None of these individuals receiving stock-based compensation had previously received any compensation from the Company. The Company also incurred increased general and administrative costs in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, as a result of professional and filing fees incurred in connection with management’s continuing efforts to reestablish and update the Company’s accounting systems and records and prepare various delinquent financial reports and public filings.

Included in general and administrative expenses of $893,342 for the nine months ended September 30, 2013 were accrued severance costs of $585,000 relating to the termination of certain corporate officers in March 2013 and accrued legal fees of $85,000 to reimburse Aurora Capital LLC for its legal fees incurred in conjunction with the removal of the Company’s former Board of Directors on March 22, 2013.

For the nine months ended September 30, 2014, stock-based compensation costs included in general and administrative expenses aggregated $2,864,000, of which $2,544,000 were to related parties. There were no stock-based compensation costs included in general and administrative expenses during the nine months ended September 30, 2013.

Research and Development. For the nine months ended September 30, 2014, research and development expenses were $316,354, an increase of $128,912, as compared to $187,442 for the nine months ended September 30, 2013. The increase in research and development expenses for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, is primarily a result of stock-based compensation of $66,000 to Dr. John Greer, Ph.D. in connection with his appointment to the position of Chairman of the Company’s Scientific Advisory Board, licensing costs incurred with respect to the University of Illinois 2014 Exclusive License Agreement executed on June 27, 2014 of $53,645, offset by the discontinuance of licensing costs relating to the licensing agreement with the University of California, Irvine that was terminated on April 15, 2013 in the amount of $61,000, and an increase of $64,627 with respect to patent legal fees.

For the nine months ended September 30, 2014, stock-based compensation costs included in research and development expenses aggregated $66,000. There were no stock-based compensation costs included in research and development expenses during the nine months ended September 30, 2013.

Gain on Settlements with Former Management. During the nine months ended September 30, 2014, the Company recorded a gain of $1,038,270 as a result of settlement agreements with four former executives. The Company settled potential claims totaling $1,336,264 for cash payments of $118,084 and the issuance of stock options to purchase 4,300,000 shares of common stock exercisable at $0.04 per share for periods ranging from five to ten years. The stock options were valued pursuant to the Black-Scholes option-pricing model at $179,910.

Gain on Settlements with Former Service Providers. During the nine months ended September 30, 2014, the Company recorded a gain of $393,590 as a result of settlement agreements with two former service providers. The Company settled potential claims totaling $496,515 for cash payments of $60,675 plus the issuance of stock options to purchase 1,250,000 shares of common stock exercisable at $0.04 per share for a period of five years. The stock options were valued pursuant to the Black-Scholes option-pricing model at $42,250.

Gain on Settlement of Project Advance. During the nine months ended September 30, 2014, the Company recorded a gain of $287,809 as the result of a settlement agreement reached with the Institute for the Study of Aging on September 2, 2014. The Company settled a claim of $336,809 through the issuance of 1,000,000 shares of the Company’s common stock valued at $49,000.

Interest Expense. During the nine months ended September 30, 2014, interest expense was $39,155 (including $36,432 to related parties), a decrease of $3,866, as compared to $43,021 (including $36,397 to related parties) for the nine months ended September 30, 2013. The decrease in interest expense resulted from the discontinuance of interest relating to the licensing agreement with the University of California, Irvine that was formally terminated on April 15, 2013 and the discontinuance of interest relating to the project advance settled on September 2, 2014.

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

Foreign Currency Transaction Gain. Foreign currency transaction gain was $22,772 for the nine months ended September 30, 2014, as compared to a foreign currency transaction gain of $3,494 for the nine months ended September 30, 2013, related to the $399,774 loan from Samyang made in June 2012, which is denominated in the South Korean Won.

Net Loss. For the nine months ended September 30, 2014, the Company incurred a net loss of $1,961,346, as compared to a net loss of $1,118,321 for the nine months ended September 30, 2013.

Amortization of Deemed Dividend on Series G 1.5% Convertible Preferred Stock. For the nine months ended September 30, 2014, amortization of the deemed dividend on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings was $10,049,846.

Dividend on Series G 1.5% Convertible Preferred Stock. For the nine months ended September 30, 2014, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings were $7,364.

Net Loss Attributable to Common Stockholders. For the nine months ended September 30, 2014, the Company incurred a net loss attributable to common stockholders of $12,018,556, as compared to a net loss attributable to common stockholders of $1,118,321 for the nine months ended September 30, 2013.

Liquidity and Capital Resources – September 30, 2014

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,961,346 for the nine months ended September 30, 2014 and $1,201,457 for the fiscal year ended December 31, 2013, respectively, negative operating cash flows of $708,341 for the nine months ended September 30, 2014 and $182,435 for the fiscal year ended December 31, 2013, respectively, and incurred additional net losses and negative operating cash flows in the remainder of the 2014 fiscal year. The Company expects to continue to incur net losses and negative operating cash flows for several more years thereafter. As a result, management and the Company’s auditors believe that there is substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2014, the Company had a working capital deficit of $2,228,178, as compared to a working capital deficit of $4,188,424 at December 31, 2013, an increase in working capital of $1,960,246 for the nine months ended September 30, 2014. At September 30, 2014, the Company had cash aggregating $32,854, as compared to $14,352 at December 31, 2013, an increase of $18,502 for the nine months ended September 30, 2014. The increase in cash during the nine months ended September 30, 2014 was primarily the result of proceeds from the issuance of the Series G 1.5% Convertible Preferred Stock. The increase in working capital during the nine months ended September 30, 2014 was primarily the result of a reduction in accounts payable and accrued expenses, including the impact of settlement agreements executed with four former executives and two former service providers.

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

Operating Activities. For the nine months ended September 30, 2014, operating activities utilized cash of $708,341, as compared to utilizing cash of $163,567 for the nine months ended September 30, 2013, to support the Company’s ongoing operations, including research and development activities. Included in the $708,341 of cash utilized during the nine months ended September 30, 2014 was $178,759 of cash used to fund, in part, settlement agreements with four former executives and two former service providers.

Investing Activities. For the nine months ended September 30, 2014, investing activities utilized cash of $13,736 for the acquisition of equipment. There were no investing activities during the nine months ended September 30, 2013.

Financing Activities. For the nine months ended September 30, 2014, financing activities generated cash of $740,579 consisting of $928,500 in proceeds from the sale of the Series G 1.5% Convertible Preferred Stock and $75,000 in proceeds from notes payable issued to the Company’s Chairman, offset by the payment of financing costs of $92,921 relating to the sale of the Series G 1.5% Convertible Preferred Stock, the repayment of the advances to the Chairman totaling $150,000, and the payment of deferred financing costs of $20,000 incurred in connection with the Convertible Note and Warrant Financing that closed on November 5, 2014. For the nine months ended September 30, 2013, financing activities generated cash of $21,427, consisting of $40,000 in proceeds from notes payable issued to the Company’s Chairman and $4,728 from related party short-swing trading profits, offset by the payment of financing costs of $23,301 relating to the sale of the Series G 1.5% Convertible Preferred Stock that was completed in 2014.

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

National Institute on Drug Abuse Grant

On September 18, 2014, the Company entered into a contract with the National Institute on Drug Abuse, a division of the National Institutes of Health. The funding under the contract is a Phase 1 award granted under the Small Business Innovation Research Funding Award Program. The purpose of the project is to determine the most useful injectable route of administration for CX1942, the Company’s proprietary, soluble ampakine molecule, a potential rescue medication for drug-induced respiratory depression and lethality. The grant is entitled “Novel Treatment of Drug-Induced Respiratory Depression” and is valued at $148,583, which is to be paid in increments over the expected six-month duration of the study which commenced in October 2014. The study will measure the potency, latency to onset and duration of action of CX1942 administered to rats. The Company anticipates that the data obtained from the study will be used to determine the designs of those preclinical studies necessary for initiating Phase 1 clinical studies. The preclinical studies are being performed in collaboration with Dr. David Fuller of the University of Florida and Dr. John Greer of the University of Alberta, Chairman of the Company’s Scientific Advisory Board.

Off-Balance Sheet Arrangements

At September 30, 2014, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A former director of the Company, who joined the Company’s Board of Directors on August 10, 2012 in conjunction with the Pier transaction and who resigned from the Company’s Board of Directors on September 28, 2012, has asserted certain claims for consulting compensation against the Company. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at September 30, 2014.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements with respect to such matters.

Additional information with respect to certain legal matters is provided at “ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Significant Developments Subsequent to September 30, 2014 – Debt Settlements.”

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

During the three months ended March 31, 2014, the Company executed settlement agreements with four former executives that resulted in the settlement of potential claims totaling $1,336,264 that had been previously accrued in 2012 and 2013. The Company made cash payments of $118,084 and issued stock options to purchase 4,300,000 shares of common stock exercisable at $0.04 per share for periods ranging from five to ten years. The stock options were valued pursuant to the Black-Scholes option-pricing model at $179,910. In addition to other provisions, the settlement agreements included mutual releases. The settlements resulted in the Company recognizing a gain of $1,038,270 during the nine months ended September 30, 2014.

During the three months ended June 30, 2014, the Company executed settlement agreements with two former service providers that resulted in the settlement of potential claims totaling $496,514 for a cost of $60,675 in cash, plus the issuance of stock options to purchase 1,250,000 shares of common stock exercisable at $0.04 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at $42,250 in the aggregate. In addition to other provisions, the settlement agreements included mutual releases. The settlements resulted in the Company recognizing a gain of $393,590 during the nine months ended September 30, 2014.

Effective August 25, 2014, a warrant issued on April 17, 2014 in conjunction with the Private Placement of the Series G 1.5% Convertible Preferred Stock, representing the right to acquire a total of 2,112,879 shares of common stock, was exercised in full on a cashless basis, resulting in the net issuance of 1,942,124 shares of common stock.

On September 2, 2014, the Company entered into a Release Agreement with the Institute for the Study of Aging and issued 1,000,000 shares of common stock valued at $49,000, based on the closing price of the Company’s common stock on September 2, 2014 of $0.049 per share. The settlement resulted in the Company recognizing a gain on the settlement of $287,809 during the three months and nine months ended September 30, 2014.

On September 3, 2014, James Sapirstein and Kathryn MacFarlane were appointed to the Board of Directors of the Company, and in connection therewith, pursuant to the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan, they were awarded an aggregate of 4,000,000 shares of common stock of the Company, consisting of 2,000,000 shares to each new director, vesting 50% upon appointment to the Board of Directors, 25% on September 30, 2014 and 25% on December 31, 2014. The stock awards were valued at $0.049 per share, which was the closing price of the Company’s common stock on September 3, 2014. During the three months and nine months ended September 30, 2014, the Company recorded a charge to operations of $147,000 with respect to these stock awards.

Effective September 5, 2014, a warrant issued on April 17, 2014 in conjunction with the Private Placement of the Series G 1.5% Convertible Preferred Stock, representing the right to acquire a total of 2,412,878 shares of common stock, was exercised in part (50%, or 1,206,439 shares) on a cashless basis, resulting in the net issuance of 1,126,814 shares of common stock.

On September 18, 2014, in connection with the appointment of Dr. John Greer, Ph.D. as Chairman of the Company’s Scientific Advisory Board, the Board of Directors awarded 2,000,000 shares of common stock of the Company to Dr. Greer (through his wholly-owned consulting company, Progress Scientific, Inc.), vesting 25% upon appointment, 25% on September 30, 2014, 25% on December 31, 2014, and 25% on March 31, 2015. The stock award was valued at $0.066 per share, which was the closing price of the Company’s common stock on September 18, 2014. This stock award was made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. During the three months and nine months ended September 30, 2014, the Company recorded a charge to operations of $66,000 with respect to this stock award.

Effective September 26, 2014, a warrant issued on April 17, 2014 in conjunction with the Private Placement of the Series G 1.5% Convertible Preferred Stock, representing the right to acquire a total of 1,400,000 shares of common stock, was exercised in full on a cashless basis, resulting in the net issuance of 1,326,080 shares of common stock.

Additional information with respect to the transactions described above is provided in the Notes to the Condensed Consolidated Statements for the three months and nine months ended September 30, 2014 and 2013, which is included elsewhere in this document.

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

CORTEX PHARMACEUTICALS, INC.
(Registrant)

Date: March 9, 2015	By:	/s/ ARNOLD S. LIPPA
Arnold S. Lippa
President and Chief Executive Officer

Date: March 9, 2015	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1	Form of Non-Statutory Stock Option Award Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 23, 2014.

10.2	Form of Incentive Stock Option Award Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 23, 2014.

10.3	Form of Restricted Stock Award Agreement, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 23, 2014.

10.4	Release Agreement with the Institute for the Study of Aging dated September 2, 2014, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 5, 2014.

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

