Form 10-K
period 2014-12-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2015-03-30
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES [  ] NO [X]

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2014 was approximately $4,232,000 (based on the closing sale price of the common stock as reported by the Over the Counter Bulletin Board). As of March 24, 2015, there were 240,318,062 shares of the registrant’s common stock outstanding.

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

We believe that the results from this study merit conducting a larger study with CX1739 that will be focused on patients with central and/or mixed sleep apnea. It is possible that repeated daily treatment with CX1739 for several weeks may prove to be tolerated better and with greater efficacy than a single dose. However, given the time and expense necessary to conduct such a clinical trial, the Company is not currently planning to conduct such a study. Instead, subsequent to additional funding, and using a design similar to that in which CX717 demonstrated clinical efficacy, the Company plans to conduct two clinical studies investigating the ability of orally administered CX1739 to antagonize the respiratory depressant effects of fentanyl and propofol without altering the analgesic and anesthetic effects of these drugs. The Company’s short term commercial goals are to obtain FDA approval for the use of orally administered CX1739 for the following indications: 1.) pre-surgical administration for the prevention of respiratory depression produced by propofol and 2.) peri- and post-operative administration in a hospital setting for the prevention of respiratory depression produced by opiods. The Company believes that these goals can be achieved in a timely and cost-effective manner. Longer term goals include obtaining FDA approval for the use oral administration of CX1739 given concomitantly with an opioid analgesic for the safe management of pain in a home setting. The Company believes that successful commercial implementation of these goals will require corporate partnership.

In addition to CX1739, the Company is developing CX1942, a soluble ampakine, to be used in an injectable formulation as a rescue medication for the emergency treatment of drug-induced respiratory depression. Animal studies have indicated that intravenously injected CX1942 can reverse the respiratory depression produced by fentanyl. In October 2014, the Company began a study, funded by the National Institute of Drug Abuse, to determine the parameters whereby CX1942 is able to reverse the respiratory depression and lethality produced by a number of respiratory depressant drugs, including opioids. One aspect of the study will be to determine whether intramuscular or subcutaneous injections are as effective as intravenous. Upon completion of this study and the choice of a route of administration, preclinical toxicology and safety studies can be conducted relatively quickly and inexpensively, since the clinical indication supported by these studies is for acute use.

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

Employees

As of December 31, 2014 and as of the date of filing of this Annual Report on Form 10-K, the Company employed six people (four of them officers), one of whom was full time (including certain contractors who provide substantial services to the Company).

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

Under such license agreements, the Company was required to make minimum annual royalty payments of approximately $70,000. The Company was also required to spend a minimum of $250,000 per year to advance the ampakine compounds until the Company began to market an ampakine compound. At December 31, 2012, the Company was not in compliance with its minimum annual payment obligations and believed that this default constituted a termination of the license agreements. On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at December 31, 2014 and 2013.

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

In its audit opinion issued in connection with our balance sheets as of December 31, 2014 and 2013 and our statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2014 and 2013, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern given our limited working capital, recurring net losses and negative cash flows from operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence. While we have relied principally in the past on external financing to provide liquidity and capital resources for our operations, we can provide no assurance that cash generated from our operations together with cash received in the future from external financing, if any, will be sufficient to enable us to continue as a going concern.

We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

Since our formation on February 10, 1987 through the end of our most recent fiscal year ended December 31, 2014, we have generated only modest operating revenues and we have incurred net losses of $142,311,095. For the fiscal year ended December 31, 2014, our net loss was $2,707,535 and as of December 31, 2014, we had an accumulated deficit of $142,311,095. For the year ended December 31, 2013, our net loss was $1,201,457 and as of December 31, 2013, we had an accumulated deficit of $129,542,788. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant net losses over the next several years. As with other companies in the biotechnology industry, it is possible that we will never achieve profitable operations.

We will need additional capital in the future and, if such capital is not available on terms acceptable to us or available to us at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.

We will require substantial additional funds to advance our research and development programs and to continue our operations, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products, and if we decide to independently undertake the marketing and promotion of our products. Additionally, we may require additional funds in the event that we decide to pursue strategic acquisitions of or licenses for other products or businesses. Based on our operating plan as of December 31, 2014, we estimated that our existing cash resources may not be sufficient to meet our requirements for 2015. We believe that we will require additional capital to fund on-going operations. Additional funds may result from agreements with larger pharmaceutical companies that include the license or rights to the technologies and products that we are currently developing, although there is no assurance that we will secure such a transaction in a timely manner, or at all.

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

Our product opportunities rely on licenses from research institutions and if we lose access to these technologies or applications, our business could be substantially impaired.

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

If our third-party manufacturers’ facilities do not follow current good manufacturing practices, our product development and commercialization efforts may be harmed.

There are a limited number of manufacturers that operate under the FDA’s and European Union’s good manufacturing practices regulations and are capable of manufacturing products. Third-party manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. A failure of third-party manufacturers to follow current good manufacturing practices or other regulatory requirements and to document their adherence to such practices may lead to significant delays in the availability of products for commercial use or clinical study, the termination of, or hold on, a clinical study, or may delay or prevent filing or approval of marketing applications for our products. In addition, we could be subject to sanctions being imposed on us, including fines, injunctions and civil penalties. Changing manufacturers may require additional clinical trials and the revalidation of the manufacturing process and procedures in accordance with FDA mandated current good manufacturing practices and will require FDA approval. This revalidation may be costly and time consuming. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development or marketing of our products.

Our ability to use our net operating loss carry forwards will be subject to limitations upon a change in ownership, which could reduce our ability to use those loss carry forwards following any change in Company ownership.

Generally, a change of more than 50% in the ownership of a Company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit our ability to use our net operating loss carry forwards attributable to the period prior to such change. We have sold or otherwise issued shares of our common stock in various transactions sufficient to constitute an ownership change, including the issuance of the Series G 1.5% Convertible Preferred Stock (as defined below), and the issuance of convertible notes and warrants. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry forwards, which amounted to approximately $87,287,000 as of December 31, 2014, to offset U.S. federal taxable income will be subject to limitations, which would restrict our ability to reduce future tax liability. Future shifts in our ownership, including transactions in which we may engage, may cause additional ownership changes, which could have the effect of imposing additional limitations on our ability to use our pre-change net operating loss carry forwards.

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

If we are unable to obtain and maintain sufficient protection of our proprietary rights in our products or processes prior to or after obtaining regulatory clearances, our competitors may be able to obtain regulatory clearance and market similar or competing products by demonstrating at a minimum the equivalency of their products to our products. If they are successful at demonstrating at least the equivalency between the products, our competitors would not have to conduct the same lengthy clinical tests that we have or will have conducted.

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

We are highly dependent upon senior management and key technical personnel and currently do not carry any insurance policies on such persons. Since our change in management in March 2013, we are highly dependent on Arnold S. Lippa, Ph.D., our President and Chief Executive Officer, Jeff E. Margolis, our Treasurer and Secretary, and, since his appointment in April 2013, our Chief Financial Officer Robert N. Weingarten. Competition for qualified employees among pharmaceutical and biotechnology companies is intense. The loss of any of our senior management, or our inability to attract, retain and motivate the additional or replacement highly-skilled employees and consultants that our business requires, could substantially hurt our business and prospects.

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

Risks related to capital structure

Our stock price may be volatile and our common stock could decline in value.

The market price of securities of life sciences companies in general has been very unpredictable. The range of sales prices of our common stock for the fiscal years ended December 31, 2014 and 2013, as quoted on the Over the Counter Bulletin Board, was $0.0240 to $0.0900 and $0.0231 to $0.0990, respectively. The following factors, in addition to factors that affect that market generally, could significantly affect our business, and the market price of our common stock could decline:

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

As of December 31, 2014, we had 232,145,326 shares of our common stock outstanding.

If all warrants and options outstanding as of December 31, 2014 are exercised prior to their expiration, up to 51,402,764 additional shares of our common stock could become freely tradable. Such sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock and could also make it more difficult for us to raise funds through future offerings of common stock.

On March 18 and April 17, 2014, we issued shares of our Series G 1.5% Convertible Preferred Stock, which are convertible into shares of our common stock (see Note 6 to our consolidated financial statements for the years ended December 31, 2014 and 2013). On November 5, December 9 and December 31, 2014, and again on February 2, 2015 we issued convertible notes and warrants, both of which are convertible into shares of our common stock (see Note 3 to our consolidated financial statements for the years ended December 31, 2014 and 2013) and may in the future issue additional equity or equity-based securities. If some or all of our Series G 1.5% Convertible Preferred Stock, convertible notes or warrants converts to common stock, or if we issue additional equity or equity-based securities, the number of shares of our common stock outstanding could increase substantially (as of December 31, 2014, by approximately 264,000,000 shares if all of our Series G 1.5% Convertible Preferred Stock converted and by approximately 21,000,000 if all of our convertible notes and warrants converted), which could adversely affect the prevailing market price of our common stock and could also make it more difficult for us to raise funds through future offerings of common stock.

Our charter document may prevent or delay an attempt by our stockholders to replace or remove management.

Certain provisions of our restated certificate of incorporation, as amended, could make it more difficult for a third party to acquire control of our business, even if such change in control would be beneficial to our stockholders. Our restated certificate of incorporation, as amended, allowed the Board of Directors of the Company, referred to as the Board or Board of Directors, to issue as of December 31, 2014 up to 3,505,800 shares of preferred stock, with characteristics to be determined by the board, without stockholder approval. The ability of our Board of Directors to issue additional preferred stock may have the effect of delaying or preventing an attempt by our stockholders to replace or remove existing directors and management.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2014, the Company did not own any real property or maintain any leases with respect to real property. The Company does contract for services provided at the facilities owned by third parties and has employees who work in these facilities.

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

Item 3. Legal Proceedings

We were not a party to any material legal proceedings, nor has any material proceeding been terminated during the fiscal year ended December 31, 2014.

We are periodically subject to various pending and threatened legal actions and claims. See Note 9 to our consolidated financial statements for the years ended December 31, 2014 and 2013—Commitments and Contingencies—Pending or Threatened Legal Actions and Claims and Note 10 to our consolidated financial statements for the years ended December 31, 2014 and 2013—Subsequent Events—Debt Settlements for details regarding these matters.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Over the Counter Bulletin Board, referred to as OTCBB, under the symbol “CORX”. The following table presents quarterly information on the high and low sales prices of the common stock furnished by the OTCBB for the fiscal years ended December 31, 2014 and 2013. The quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year ended December 31, 2014

Fourth Quarter	$0.0900	$0.0300
Third Quarter	0.0790	0.0330
Second Quarter	0.0430	0.0240
First Quarter	0.0500	0.0260

Fiscal Year ended December 31, 2013

Fourth Quarter	$0.0450	$0.0231
Third Quarter	0.0990	0.0300
Second Quarter	0.0800	0.0320
First Quarter	0.0500	0.0280

As of December 31, 2014, there were 397 stockholders of record of our common stock, and approximately 6,500 beneficial owners. The high and low sales prices for our common stock on December 31, 2014, as quoted on the OTC market, were $0.0451 and $0.0520, respectively.

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

During the fiscal year ended December 31, 2014, we did not repurchase any of our securities.

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

Series G 1.5% Convertible Preferred Stock Placement

On March 14, 2014, the Company filed a Certificate of Designation, Preferences, Rights and Limitations, (the “Certificate of Designation”) of its Series G 1.5% Convertible Preferred Stock (“Series G 1.5% Convertible Preferred Stock”) with the Secretary of State of the State of Delaware to amend the Company’s certificate of incorporation. The number of shares designated as Series G 1.5% Convertible Preferred Stock is 1,700 (which shall not be subject to increase without the written consent of a majority of the holders of the Series G 1.5% Convertible Preferred Stock or as otherwise set forth in the Certificate of Designation). The Stated Value of each share of Series G 1.5% Convertible Preferred Stock is $1,000.

The Company pays a stated dividend on the Series G 1.5% Convertible Preferred Stock at a rate per share (as a percentage of the Stated Value per share) of 1.5% per annum, payable quarterly within 15 calendar days of the end of each fiscal quarter of the Company, in duly authorized, validly issued, fully paid and non-assessable shares of Series G 1.5% Convertible Preferred Stock, which may include fractional shares of Series G 1.5% Convertible Preferred Stock.

The Series G 1.5% Convertible Preferred Stock is convertible at the option of the holder, into common stock at the applicable conversion price, at a rate determined by dividing the Stated Value of the shares of Series G 1.5% Convertible Preferred Stock to be converted by the conversion price, subject to adjustments for stock dividends, splits, combinations and similar events as described in the form of Certificate of Designation. The stated value of the Series G 1.5% Convertible Preferred Stock is $1,000 per share, and the fixed conversion price is $0.0033. Accordingly, at the option of the holder, each share of Series G 1.5% Convertible Preferred Stock is convertible into 303,030.3 shares of common stock. In addition, the Company has the right to require the holders of the Series G 1.5% Convertible Preferred Stock to convert such shares into common stock under certain enumerated circumstances set forth in the Certificate of Designation.

Upon either (i) a Qualified Public Offering (as defined in the Certificate of Designation) or (ii) the affirmative vote of the holders of a majority of the Stated Value of the Series G 1.5% Convertible Preferred Stock issued and outstanding, all outstanding shares of Series G 1.5% Convertible Preferred Stock, plus all accrued or declared, but unpaid, dividends thereon, shall mandatorily be converted into such number of shares of common stock determined by dividing the Stated Value of such Series G 1.5% Convertible Preferred Stock (together with the amount of any accrued or declared, but unpaid, dividends thereon) by the Conversion Price (as defined in the Certificate of Designation). If not earlier converted, the Series G 1.5% Convertible Preferred Stock shall be redeemed by conversion on the two year anniversary of the date the last share of Series G 1.5% Convertible Preferred Stock is issued in the Private Placement, April 17, 2016, at the Conversion Price.

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

On March 18, 2014, the Company entered into Securities Purchase Agreements with various accredited investors (the “Initial Purchasers”), pursuant to which the Company sold an aggregate of 753.22 shares of its Series G 1.5% Convertible Preferred Stock for a purchase price of $1,000 per share, or an aggregate purchase price of $753,220. This financing represents the initial closing on a private placement of up to $1,500,000 (the “Private Placement”). The Initial Purchasers in this tranche of the Private Placement consisted of (i) Arnold S. Lippa, the Company’s Chairman, Chief Executive Officer and a member of the Company’s Board of Directors, who had not previously owned common stock in the Company and who invested $250,000 for 250 shares of Series G 1.5% Convertible Preferred Stock, and (ii) new, non-affiliated, accredited investors. Neither the Series G 1.5% Convertible Preferred Stock nor the underlying shares of common stock have any registration rights.

The placement agents and selected dealers in connection with the initial tranche of the Private Placement received cash fees totaling $3,955 as compensation and warrants totaling approximately 5.6% of the shares of common stock into which the Series G 1.5% Convertible Preferred Stock may convert, exercisable for five years at a fixed price of $0.00396, which is 120% of the conversion price at which the Series G 1.5% Convertible Preferred Stock may convert into the Company’s common stock. Aurora Capital LLC was one of the placement agents.

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

The placement agents and selected dealers in connection with the second tranche of the Private Placement received cash fees of $3,465 as compensation and warrants totaling approximately 12.0% of the shares of common stock into which the Series G 1.5% Convertible Preferred Stock may convert, exercisable for five years at a fixed price of $0.00396, which is 120% of the conversion price at which the Series G 1.5% Convertible Preferred Stock may convert into the Company’s common stock. Aurora Capital LLC was one of the placement agents.

The aggregate of 928.5 shares of Series G 1.5% Convertible Preferred Stock sold in the Private Placement (exclusive of any accrued dividends) are convertible into a total of 281,363,634 shares of common stock. The warrants that the placement agents and selected dealers received in connection with the Private Placement represented the right to acquire 19,251,271 shares of common stock exercisable for five years at a fixed price of $0.00396, which is 120% of the conversion price at which the Series G 1.5% Convertible Preferred Stock may convert into the Company’s common stock.

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

The Company recorded a dividend on the Series G 1.5% Convertible Preferred Stock of $10,926 during the year ended December 31, 2014, which was paid through the issuance of an additional 10.9 shares of Series G 1.5% Convertible Preferred Stock.

Capitalized terms in this section that are not otherwise defined have the meanings ascribed to them in the Stock Purchase Agreements, the form of which was previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014.

Convertible Note and Warrant Financing

On November 5, 2014, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with various accredited, non-affiliated investors (each, a “Purchaser”), pursuant to which the Company sold an aggregate principal amount of $238,500 of its (i) 10% Convertible Notes due September 15, 2015 (each a “Note”, and together, the “Notes”) and (ii) Warrants to purchase shares of common stock (the “Warrants”) as described below. This was the initial closing of a private placement of up to $1,000,000. Unless otherwise provided for in the Notes, the outstanding principal balance of each Note and all accrued and unpaid interest is due and payable in full on September 15, 2015. At any time, each Purchaser may elect, at its option and in its sole discretion, to convert the outstanding principal amount into a fixed number of shares of the Company’s common stock equal to the quotient obtained by dividing the outstanding principal amount by $0.035 (an aggregate of 6,814,286 shares), plus any accrued and unpaid interest, which is treated in the same manner as the outstanding principal amount. In the case of a Qualified Financing (as defined in the Purchase Agreement), the outstanding principal amount and accrued and unpaid interest under the Notes automatically convert into common stock at a common stock equivalent price of $0.035. In the case of an Acquisition (as defined in the Purchase Agreement), the Company may elect to either: (i) convert the outstanding principal amount and all accrued and unpaid interest under the Notes into shares of common stock or (ii) accelerate the maturity date of the Notes to the date of closing of the Acquisition. Each Warrant to purchase shares of common stock is exercisable into a fixed number of shares of common stock of the Company calculated as each Purchaser’s investment amount divided by $0.035 (an aggregate of 6,814,286 shares for the initial closing). The Warrants do not have any cashless exercise provisions and are exercisable through September 15, 2015 at a fixed price of $0.035 per share. The shares of common stock issuable upon conversion of the Notes and exercise of the Warrants are not subject to any registration rights.

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

In connection with the appointment of James Sapirstein and Kathryn MacFarlane as directors of the Company on September 3, 2014, discussed below, the Board of Directors awarded an aggregate of 4,000,000 shares of common stock of the Company to the new directors, consisting of 2,000,000 shares to each new director, vesting 50% upon appointment to the Board of Directors, 25% on September 30, 2014 and 25% on December 31, 2014.

These stock awards to directors in 2014 were made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan.

University of Illinois 2014 Exclusive License Agreement

On June 27, 2014, the Company entered into an Exclusive License Agreement (the “2014 License Agreement”) with the University of Illinois, the material terms of which were similar to the License Agreement between the parties that had been previously terminated on March 21, 2013. The 2014 License Agreement became effective on September 18, 2014, upon the completion of certain conditions set forth in the 2014 License Agreement, including (i) the payment by the Company of a $25,000 licensing fee, (ii) the payment by the Company of outstanding patent costs aggregating $15,840, and (iii) the assignment to the University of Illinois of rights the Company held in certain patent applications, all of which conditions were fulfilled. In exchange for certain milestone and royalty payments, the 2014 License Agreement granted the Company (i) exclusive rights to several issued and pending patents in numerous jurisdictions and (ii) the non-exclusive right to certain technical information that is generated by the University of Illinois in connection with certain clinical trials as specified in the 2014 License Agreement, all of which relate to the use of cannabinoids for the treatment of sleep related breathing disorders. The Company is developing dronabinol (Δ9-tetrahydrocannabinol), a cannabinoid, for the treatment of OSA, the most common form of sleep apnea.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $2,707,535 and $1,201,457 for the fiscal years ended December 31, 2014 and 2013, respectively, negative operating cash flows of $885,869 and $182,435 for the fiscal years ended December 31, 2014 and 2013, respectively, and expects to continue to incur net losses and negative operating cash flows for several more years. As a result, management and the Company’s auditors believe that there is substantial doubt about the Company’s ability to continue as a going concern.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. As the Company does not expect to have any operating revenues for the foreseeable future, the Company does not expect the adoption of this guidance to have any impact on the Company’s financial statement presentation or disclosures.

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

Deferred and Capitalized Financing Costs

Costs incurred in connection with ongoing financing activities, including legal and other professional fees, cash finder’s and placement agent fees, and escrow agent fees, are deferred until the related financing is either completed or abandoned.

Costs related to completed debt financings are capitalized on the balance sheet and amortized over the term of the related debt agreements. Amortization of these costs is calculated on the straight-line basis, which approximates the effective interest method, and is charged to interest expense in the consolidated statements of operations. Costs related to completed equity financings are charged directly to additional paid-in capital. Costs related to abandoned financings are charged to operations.

Series G 1.5% Convertible Preferred Stock

The Company accounted for the beneficial conversion features associated with the Series G 1.5% Convertible Preferred Stock in accordance with Accounting Standards Codification (“ASC”) 470-20, Accounting for Debt with Conversion and Other Options. The Company calculated a deemed dividend on the Series G 1.5% Convertible Preferred Stock of $8,376,719 in March 2014 and $1,673,127 in April 2014, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series G 1.5% Convertible Preferred Stock exceeded the proceeds from such issuances. The deemed dividend on the Series G 1.5% Convertible Preferred Stock was amortized on the straight-line basis from the respective issuance dates through the earliest conversion date of June 16, 2014, in accordance with ASC 470-20. The difference between the amortization of the deemed dividend calculated based on the straight-line method and the effective yield method was not material. The amortization of the deemed dividend for the year ended December 31, 2014 was $10,049,846.

10% Convertible Notes Payable

The Company has accounted for the beneficial conversion features with respect to the sale of the convertible notes and the issuance of the warrants in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options.

The Company considered the face value of the convertible notes to be representative of their fair value. The Company determined the fair value of the warrants based on the Black-Scholes option-pricing model. The relative fair value method generated respective fair values for each of the convertible notes and the warrants of approximately 52% for the convertible notes and approximately 48% for the warrants. Once these values were determined, the fair value of the warrants of $176,549 and the fair value of the beneficial conversion feature of $192,951 (which were calculated based on the effective conversion price) were recorded as a reduction to the face value of the promissory note obligation. As a result, this aggregate debt discount reduced the carrying value of the convertible notes to zero at each issuance date. The excess amount generated from this calculation was not recorded, as the carrying value of a promissory note cannot be reduced below zero. The aggregate debt discount is being amortized as interest expense over the life of the promissory notes. The difference between the amortization of the debt discount calculated based on the straight-line method and the effective yield method was not material.

The cash fees paid to finders and for legal costs were deferred and capitalized as deferred offering costs and are being amortized to interest expense over the life of the promissory notes. The finder’s warrants were considered as an additional cost of the offering and were included in deferred offering costs at fair value. The difference between the amortization of the deferred offering costs calculated based on the straight-line method and the effective yield method was not material.

Research Grants

The Company recognizes revenues from research grants as earned based on the percentage-of-completion method of accounting and issues invoices for contract amounts billed based on the terms of the grant agreement. Revenues recorded under research grants in excess of amounts earned are classified as unearned grant revenue liability in the Company’s consolidated balance sheet. Grant receivable reflects contractual amounts due and payable under the grant agreement.  Payment of grant receivables are based on progress reports provided by the Company. As of December 31, 2014, the Company was current in filing the required progress reports, as a result of which no allowance for uncollectible amounts was considered necessary.

Research grants are generally funded and paid through government or institutional programs. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. During the year ended December 31, 2014, the Company had research grant revenues of $61,667. At December 31, 2014, the Company had a grant receivable of $48,000 and unearned grant revenue of $34,333.  The Company had no research grant revenues during the year ended December 31, 2013.

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

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers and organizations (including research institutes at universities), patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s treatments and product candidates.

Research and development costs incurred by the Company under research grants are expensed as incurred over the life of the underlying contracts, unless the terms of the contract indicate that a different expensing schedule is more appropriate.

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

Results of Operations

Years Ended December 31, 2014 and 2013

Revenues. During the year ended December 31, 2014, the Company had research grant revenues of $61,667 related to a contract with the National Institute on Drug Abuse entered into on September 18, 2014. The Company had no research grant revenues during the year ended December 31, 2013.

General and Administrative. For the year ended December 31, 2014, general and administrative expenses were $3,823,434, an increase of $2,890,461, as compared to $932,973 for the year ended December 31, 2013. The increase in general and administrative expenses for the year ended December 31, 2014, as compared to the year ended December 31, 2013, is primarily a result of stock-based compensation of $3,131,500 in 2014. The Company also incurred increased general and administrative costs in the year ended December 31, 2014, as compared to the year ended December 31, 2013, as a result of professional fees and other costs incurred in connection with management’s continuing efforts to reestablish and update the Company’s accounting systems and records and prepare various delinquent financial reports and public filings.

For the year ended December 31, 2013, general and administrative expenses included accrued severance costs of $585,000 relating to the termination of certain corporate officers in March 2013 and accrued legal fees of $85,000 to reimburse Aurora Capital LLC for its legal fees incurred in conjunction with the removal of the Company’s former Board of Directors on March 22, 2013.

For the year ended December 31, 2014, stock-based compensation costs included in general and administrative expenses aggregated $3,131,500, of which $2,811,500 was primarily to officers and directors as compensation for services rendered. None of these individuals receiving stock-based compensation had previously received any compensation from the Company since joining the Company in March and April 2013. There were no stock-based compensation costs included in general and administrative expenses during the year ended December 31, 2013.

Research and Development. For the year ended December 31, 2014, research and development expenses were $591,768, an increase of $384,857, as compared to $206,911 for the year ended December 31, 2013. The increase in research and development expenses for the year ended December 31, 2014, as compared to the year ended December 31, 2013, is primarily a result of stock-based compensation of $99,000 to Dr. John Greer, Ph.D. in connection with his appointment to the position of Chairman of the Company’s Scientific Advisory Board, licensing costs incurred with respect to the University of Illinois 2014 Exclusive License Agreement executed on June 27, 2014 of $90,840, offset by the discontinuance of licensing costs relating to the licensing agreement with the University of California, Irvine that was terminated on April 15, 2013 of $61,000, an increase of $164,662 with respect to patent legal fees, consulting fees of $25,905 paid to the Company’s Senior Vice President of Research and Development appointed on October 15, 2014, and salaries and other costs incurred in connection with work performed relating to the grant from the National Institute on Drug Abuse entered into on September 18, 2014.

For the year ended December 31, 2014, stock-based compensation costs included in research and development expenses aggregated $99,000. There were no stock-based compensation costs included in research and development expenses during the year ended December 31, 2013.

Gain on Settlements with Former Management. During the year ended December 31, 2014, the Company recorded a gain of $1,038,270 as a result of settlement agreements with four former executives. The Company settled potential claims totaling $1,336,264 for cash payments of $118,084 and the issuance of stock options to purchase 4,300,000 shares of common stock exercisable at $0.04 per share for periods ranging from five to ten years. The stock options were valued pursuant to the Black-Scholes option-pricing model at $179,910.

Gain on Settlements with Former Service Providers. During the year ended December 31, 2014, the Company recorded a gain of $393,590 as a result of settlement agreements with two former service providers. The Company settled potential claims totaling $496,514 for cash payments of $60,675 plus the issuance of stock options to purchase 1,250,000 shares of common stock exercisable at $0.04 per share for a period of five years. The stock options were valued pursuant to the Black-Scholes option-pricing model at $42,250.

Gain on Settlement of Project Advance. During the year ended December 31, 2014, the Company recorded a gain of $287,809 as the result of a settlement agreement reached with the Institute for the Study of Aging on September 2, 2014. The Company settled a claim of $336,809 through the issuance of 1,000,000 shares of the Company’s common stock valued at $49,000.

Interest Expense. During the year ended December 31, 2014, interest expense was $117,306 (including $48,692 to related parties), an increase of $60,967, as compared to $56,339 (including $48,688 to related parties) for the year ended December 31, 2013. The increase in interest expense resulted primarily from costs associated with the Convertible Note and Warrant Purchase Agreement entered into on November 5, 2014. Such costs charged to interest expense consisted of the amortization of capitalized financing costs of $15,648, the amortization of debt discounts of $46,150, and accrued interest of $4,094. During the year ended December 31, 2014, interest expense decreased, as compared to the year ended December 31, 2013, due to the discontinuance of interest relating to the licensing agreement with the University of California, Irvine that was formally terminated on April 15, 2013 and the discontinuance of interest relating to the project advance settled on September 2, 2014.

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

Foreign Currency Transaction Gain (Loss). Foreign currency transaction gain was $43,637 for the year ended December 31, 2014, as compared to a foreign currency transaction loss of $7,224 for the year ended December 31, 2013 The foreign currency transaction gain (loss) relates to the $399,774 loan from Samyang made in June 2012, which is denominated in the South Korean Won.

Net Loss. For the year ended December 31, 2014, the Company incurred a net loss of $2,707,535, as compared to a net loss of $1,201,457 for the year ended December 31, 2013.

Amortization of Deemed Dividend on Series G 1.5% Convertible Preferred Stock. For the year ended December 31, 2014, amortization of the deemed dividend on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings was $10,049,846.

Dividend on Series G 1.5% Convertible Preferred Stock. For the year ended December 31, 2014, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings were $10,926.

Net Loss Attributable to Common Stockholders. For the year ended December 31, 2014, the Company incurred a net loss attributable to common stockholders of $12,768,307, as compared to a net loss attributable to common stockholders of $1,201,457 for the year ended December 31, 2013.

Liquidity and Capital Resources – December 31, 2014

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $2,707,535 and $1,201,457 for the fiscal years ended December 31, 2014 and 2013, respectively, negative operating cash flows of $885,869 and $182,435 for the fiscal years ended December 31, 2014 and 2013, respectively, and expects to continue to incur net losses and negative operating cash flows for several more years. As a result, management and the Company’s auditors believe that there is substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2014, the Company had a working capital deficit of $2,280,035, as compared to a working capital deficit of $4,188,424 at December 31, 2013, reflecting an increase in working capital of $1,908,389 for the year ended December 31, 2014. At December 31, 2014, the Company had cash aggregating $162,752, as compared to $14,352 at December 31, 2013, reflecting an increase in cash of $148,400 for the year ended December 31, 2014. The increase in cash during the year ended December 31, 2014 was primarily the result of the proceeds from the issuance of the Series G 1.5% Convertible Preferred Stock and the Convertible Note and Warrant Financing. The increase in working capital during the year ended December 31, 2014 was impacted by the increase in cash described above and the gains recognized in connection with the settlement agreements reached with four former executives, two former service providers and an obligation relating to a project advance.

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

Operating Activities. For the year ended December 31, 2014, operating activities utilized cash of $885,869, as compared to utilizing cash of $182,435 for the year ended December 31, 2013, to support the Company’s ongoing operations, including legal and accounting fees and costs related to the preparation of delinquent financial statements and SEC filings, research and development activities, licensing fees, patent fees and related legal costs, and settlement agreements with former management and service providers. Included in the $885,869 of cash utilized during the year ended December 31, 2014 was $178,759 of cash used to fund, in part, settlement agreements with four former executives and two former professional service providers.

Investing Activities. For the year ended December 31, 2014, investing activities utilized cash of $18,400 for the acquisition of equipment. There were no investing activities during the year ended December 31, 2013.

Financing Activities. For the year ended December 31, 2014, financing activities generated cash of $1,052,669, consisting of $928,500 in proceeds from the sale of the Series G 1.5% Convertible Preferred Stock, $369,500 in proceeds from the Convertible Note and Warrant Financing, and $75,000 in proceeds from notes payable issued to the Company’s Chairman, offset by the payment of financing costs of $92,921 relating to the sale of the Series G 1.5% Convertible Preferred Stock, the payment of financing costs of $77,410 relating to the Convertible Note and Warrant Financing, and the repayment of notes payable to the Chairman totaling $150,000. For the year ended December 31, 2013, financing activities generated cash of $44,608, consisting of $75,000 in proceeds from notes payable issued to the Company’s Chairman and $4,728 from related party short-swing trading profits, offset by the payment of financing costs of $35,120 relating to the sale of the Series G 1.5% Convertible Preferred Stock that was completed in 2014.

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

University of Illinois 2014 Exclusive License Agreement

On June 27, 2014, the Company entered into an Exclusive License Agreement (the “2014 License Agreement”) with the University of Illinois, the material terms of which were similar to the License Agreement between the parties that had been previously terminated on March 21, 2013. The 2014 License Agreement became effective on September 18, 2014, upon the completion of certain conditions set forth in the 2014 License Agreement, including (i) the payment by the Company of a $25,000 licensing fee, (ii) the payment by the Company of certain outstanding patent costs (not to exceed $16,000), and (iii) the assignment to the University of Illinois of certain rights the Company holds in certain patent applications, all of which conditions were fulfilled. In exchange for certain milestone and royalty payments, the 2014 License Agreement granted the Company (i) exclusive rights to several issued and pending patents in numerous jurisdictions and (ii) the non-exclusive right to certain technical information that is generated by the University of Illinois in connection with certain clinical trials as specified in the 2014 License Agreement, all of which relate to the use of cannabinoids for the treatment of sleep related breathing disorders. The Company is developing dronabinol (Δ9-tetrahydrocannabinol), a cannabinoid, for the treatment of OSA, the most common form of sleep apnea.

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

Senior Vice President of Research and Development

Richard Purcell was appointed as the Company’s Senior Vice President of Research and Development effective October 15, 2014. Mr. Purcell’s commitment to the Company is for 30 hours per week in order to allow him to comply with his previous professional commitments. Mr. Purcell provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc., with which the Company has contracted for his services, for a monthly cash fee of $12,500. The Company has also agreed to issue to Mr. Purcell additional compensation in the form of 2,000,000 shares of the Company’s common stock, with 25% of such stock grant vesting and issuable every three months after the date of his appointment (i.e., on January 15, 2015, April 15, 2015, July 15, 2015 and October 15, 2015), subject to Mr. Purcell’s continued relationship with the Company on each of the vesting dates. The stock grant is being made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan.

Off-Balance Sheet Arrangements

At December 31, 2014, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, consisting of its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered in this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The Company failed to complete and file various periodic reports in 2012, 2013 and 2014 in a timely manner because the Company’s accounting and financial staff had resigned by October 26, 2012 and its financial and accounting systems had been essentially shut-down at December 31, 2012.

New management, which joined the Company in March and April 2013, has been focusing on developing replacement controls and procedures that are adequate to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. New management has instituted a program to reestablish the Company’s accounting and financial staff and install new accounting and internal control systems, and has retained accounting personnel, established accounting and internal control systems, addressed the preparation of delinquent financial statements, and had been diligently working to bring delinquent SEC filings current as promptly as reasonably possible under existing circumstances. However, as of the date of the filing of this Annual Report on Form 10-K, the Company had not yet completed the process to establish adequate internal controls over financial reporting.

The Company’s management, consisting of its principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. In addition, as conditions change over time, so too may the effectiveness of internal controls. However, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

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

Our management, consisting of our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission, as subsequently updated on May 14, 2013, and which became effective after December 15, 2014. Based on this assessment, our management has concluded that material weaknesses in the Company’s internal control over financial reporting existed as of December 31, 2014 as a result of issues relating to 2012 and early 2013, including a lack of accounting and financial personnel and non-functioning accounting and internal control systems. As a result of these material weaknesses, our internal control over financial reporting was not effective at December 31, 2014.

Prior management, which had essentially ceased business operations and was preparing to shut down the Company and cause it to file for liquidation under Chapter 7 of the United States Bankruptcy Code, was replaced on March 22, 2013 in conjunction with the change in control of the Board of Directors on such date. Since that date, new management has instituted a program to reestablish the Company’s accounting and financial staff functions, as well as to install new accounting and internal control systems.

Within the constraints of the Company’s limited financial resources, new management has retained accounting personnel, established accounting and internal control systems, addressed the preparation of delinquent SEC financial filings, and filed all delinquent SEC filings. As of the date of the filing of this Annual Report on Form 10-K, the Company has not yet completed this process of reestablishing adequate internal controls over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the fourth quarter of the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The names of each of the directors and certain biographical information about them are set forth below:

Name	Age	Director Since	Principal Occupation

Arnold S Lippa, Ph.D.	68	2013	President, Chief Executive Officer and Chairman of the Board of the Company

Jeff E. Margolis	59	2013	President of Aurora Capital, LLC

Robert N. Weingarten	62	2013	Business and financial consultant and advisor

James Sapirstein, RPh. M.B.A.	53	2014	CEO ContraVir Pharmaceuticals, Inc.

Kathryn MacFarlane, PharmD	49	2014	Owner and Managing Partner of SmartPharma LLC

Arnold S. Lippa, Ph.D.: Dr. Lippa is a Senior Managing Director and founder of T Morgen Capital LLC through which he administers his family’s assets. T Morgen Capital LLC is a significant equity owner and managing member of Aurora Capital LLC (“Aurora”), a boutique investment bank and securities firm of which Mr. Margolis is the president and founder, which has served as a placement agent with respect to the Company’s recent financings. Dr. Lippa and Mr. Margolis jointly manage, since 2004, Atypical BioCapital Management LLC and Atypical BioVentures Fund LLC, a life sciences fund management company and venture fund, respectively. Since 2006, Dr. Lippa has also been the Executive Chairman of the board of Xintria Pharmaceutical Corporation, a Delaware corporation, as well as a member of its board of directors. Dr. Lippa was co-founder of DOV Pharmaceutical, Inc., where he served as Chairman of the Board and Chief Executive Officer from its inception in 1995 through 2005. Dr. Lippa stepped down as a director of DOV Pharmaceuticals, Inc. in 2006.

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

Robert N. Weingarten: Mr. Weingarten is an experienced business consultant and advisor with an ongoing consulting practice. Since 1979 he has provided financial consulting and advisory services to numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten received a B.A. Degree (Accounting) from the University of Washington in 1974, and an M.B.A. Degree (Finance) from the University of Southern California in 1975. Mr. Weingarten is a Certified Public Accountant (inactive) in the State of California. Mr. Weingarten was appointed as a director of Staffing 360, Inc. on February 25, 2014 and resigned this position on April 20, 2014. Mr. Weingarten was the Non-Executive Chairman of New Dawn Mining Corp. (“New Dawn”) from August 31, 2005 through September 30, 2010, and was named the Executive Chairman of New Dawn in October 2010. On July 8, 2010, Mr. Weingarten was appointed to the board of directors of Central African Gold Limited (formerly known as Central African Gold Plc and listed on the Alternative Investment Market of the London Stock Exchange at that time). Central African Gold Limited is an indirect, wholly-owned subsidiary of New Dawn. Both New Dawn and Central African Gold Limited have ceased to be publicly traded reporting companies in their respective jurisdictions.

We believe that Mr. Weingarten’s qualifications to serve on our Board include his breadth of experience with public companies, especially those in the development phase and those undergoing restructuring or reorganization. He has also served in managements capacities at other public companies and as a result brings a wealth of experience on financial matters. Mr. Weingarten was appointed to our board of directors in April 2013.

James Sapirstein, RPh. M.B.A.: Mr. Sapirstein has been the Chief Executive Officer and director of ContraVir Pharmaceuticals, Inc., a public reporting company, since March 20, 2014. Prior to joining Contravir, Mr. Sapirstein served as the Chief Executive Officer of Alliqua Biomedical, Inc., a public reporting company. He is considered a start-up and turnaround specialist, with 30 years of pharmaceutical and biotechnology industry experience. He was a founder and Chief Executive Officer and President of Tobira Therapeutics, Inc. from October 2006 to April, 2011, a company that was recently approved for listing on NASDAQ. At Tobira Therapeutics, Inc. Mr. Sapirstein led an experienced biotechnology development team. He has launched several HIV/AIDS agents worldwide during his career in the biotechnology and pharmaceutical industry. Mr. Sapirstein was with Bristol-Myers Squibb from 1996-2000. While at Bristol-Myers Squibb he served as the Head of the International HIV business as well as working in its Infectious Disease marketing teams. In 2002, he accepted the position of Executive Vice President for Serono Laboratories, where he led a team of over 100 professionals in the HIV and pediatric growth hormone business. He had held positions at Gilead Sciences (where he was responsible for the product Viread®), Bristol-Myers Squibb, Hoffmann-LaRoche Ltd. and Eli Lilly and Company. He serves as a member of the Advisory Board at MusclePharm Corp., a public reporting company and a member of the Board of Directors of Clinical Supplies Management, Inc., a private company. He currently serves as an Advisory Board Director at the Fairleigh Dickinson School of Pharmacy. Mr. Sapirstein previously served as a Director of Tobira Therapeutics, Inc. as well as a Director of Alliqua, Inc. He has also previously served as a Director of BioNJ and BIO’s Emerging Company Board. Mr. Sapirstein received his Pharmacy degree from the Ernest Mario School of Pharmacy at the Rutgers University, and his Masters of Business Administration degree from Farleigh Dickinson University.

We believe that Mr. Sapirstein’s qualifications to serve on our Board include his experience working in management roles in other biopharmaceutical companies as described above, as well as his service on both public and private boards. Mr. Sapirstein provides the Board with additional technical and scientific expertise in drug discovery and drug development, as well as expertise in all phases of start-ups and turnarounds of biopharmaceutical companies, all of which is important to the advancement of our research platforms as well as to the overall success of the Company. Mr. Sapirstein was appointed to our board of directors in September 2014.

Kathryn MacFarlane, PharmD: Ms. MacFarlane has over 25 years of experience in the pharmaceutical industry, with expertise in marketing, new product planning, and commercialization. Ms. MacFarlane is currently an owner and Managing Partner of SmartPharma LLC, a pharmaceutical consulting firm specializing in commercial consulting for emerging pharmaceutical companies. She also serves as the Chief Commercial Officer at Agile Therapeutics, Inc., a public reporting company, where she played an integral role in two financing rounds and the recent IPO. Her expertise includes market assessment and commercial planning for products in development as well as evaluating products for licensing or acquisition. Her experience spans multiple therapeutic areas including Women’s Health, CNS, Cardiology, Vaccines, and Dermatology. Before joining Agile Therapeutics, Ms. MacFarlane served as President and Chief Executive Officer at Xintria Pharmaceutical Corporation, a private company from 2006 through 2007, a company for which Arnold S. Lippa and Jeff E. Margolis served as officers and directors, and prior to that as Vice President of Women’s Health and New Product Planning at Warner Chilcott from 2001 through 2006, now part of Activis plc. Ms. MacFarlane had responsibility for the launches of Lipitor®, Celexa®, and Loestrin® 24. In 1999, she was named a Distinguished Alumna and in 2012, was named the Eaton Entrepreneur of the Year by the Purdue University School of Pharmacy. She has completed a Postdoctoral Fellowship in Industrial Pharmacy Practice with Rutgers University and Hoffmann-LaRoche. Ms. MacFarlane currently serves on the Purdue University School of Pharmacy Dean’s Advisory Council and is a Founding Member and Advisor to IPhO. She also serves on the Board of Directors for INMED Partnerships for Children, an NGO dedicated to providing food security and health services to women and children. Ms. MacFarlane received her Bachelor of Science in Pharmacy and Doctor of Pharmacy degrees from Purdue University.

We believe Ms. MacFarlane’s qualifications to serve on our Board include both her biopharmaceutical consulting background and her familiarity with the biopharmaceutical regulatory and commercialization environment, as well as the breadth of her technical and therapeutic knowledge, as discussed above. Ms. Macfarlane has also served in numerous senior executive positions at various biopharmaceutical companies. Ms. MacFarlane was appointed to our board of directors in September 2014.

Executive Officers

Each executive officer of the Company serves at the discretion of the Board of Directors. The names of the Company’s executive officers are set forth below. At December 31, 2014, each of our executive officers was also a member of our board of directors, and their biographical information appears above in the immediately prior section.

Name	Position with Company
Arnold S. Lippa, Ph.D.	President, Chief Executive Officer and Chairman of the Board
Jeff E. Margolis	Vice President, Secretary and Treasurer
Robert N. Weingarten	Vice President and Chief Financial Officer
Richard Purcell	Senior Vice President of Research and Development

Richard Purcell: In addition to his role at the Company, Richard Purcell (Age: 54) is the Acting President & Chief Operating Officer and a director of Cynvec, LLC, a private company. He is also the President and CEO of intelliSantè, Inc., a private company. He is a biopharmaceutical development specialist, with extensive experience in providing consulting services to financial, venture capital, and start-up companies to concentrate on new business strategy and clinical development of novel compounds. Previously, Mr. Purcell was president of ClinPro, Inc., a mid-sized clinical research organization (CRO), where he led this full-service, technology driven CRO specializing in Phase I, II, and III clinical trial management. His work included the design and implementation of a number of early stage clinical development programs. Prior to joining ClinPro, Mr. Purcell worked for SCP Communications, a medical communications company, where he served as Corporate Vice President and General Manager of the Clinical Programs Division. Mr. Purcell previously headed the Life Sciences Consulting Group for Kline and Company. Mr. Purcell started his career as a molecular biologist, where he developed and patented a second generation TPA with increased half-life. He has also conducted primary research and published manuscripts on the topics of AIDS and immunomodulators. Mr. Purcell graduated with a degree in Biochemical Sciences from Princeton University, and attended Rutgers Graduate School of Management focusing in marketing and finance.

Other key personnel

John Greer: On September 18, 2014, John Greer, Ph.D. was appointed to the position of Chairman of the Company’s Scientific Advisory Board, which is currently being formed. Dr. Greer is the Director of the Neuroscience and Mental Health Institute at the University of Alberta. He holds two grants regarding research into neuromuscular control of breathing and is the inventor on the use patents licensed by the Company with respect to ampakines. Dr. Greer is expected to assist the Company in forming the rest of its Scientific Advisory Board.

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

Based solely on the Company’s review of the copies of these reports received by it and written representations received from certain of the reporting persons with respect to the filing of reports on Forms 3, 4 and 5, the Company believes that all such filings required to be made by the reporting persons for the fiscal year ended December 31, 2014 were made on a timely basis, except the initial Form 3 and Form 4 in connection with the appointment of Dr. Richard Purcell as Senior Vice President of Research and Development in October 2014 and any Form 3 or Form 4 that may be required for any of the beneficial holders listed in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Item 11. Executive Compensation

Summary Compensation Table for 2013

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2014 and 2013. The information contained under the heading “All Other Compensation” for all named executive officers includes the estimated value of equity awards using the Black-Scholes option-pricing model and does not reflect actual cash payments or actual dollars awarded.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2))	Total ($)
Arnold S Lippa, Ph.D.	2014	—	—	$818,500	—	$818,500
Chairman, President and Chief Executive Officer	2013	—	—	—	—	—

Jeff E. Margolis	2014	—	—	$818,500	—	$818,500
Vice President, Secretary and Treasurer	2013	—	—	—	—	—

Robert N. Weingarten	2014	—	—	$818,500	—	$818,500
Vice President, Chief Financial Officer	2013	—	—	—	—	—

(1)	On April 14, 2014, the Board of Directors of the Company awarded a total of 57,000,000 shares of common stock of the Company, including awards of 15,000,000 shares to each of the Company’s three executive officers, who were also all of the directors of the Company at that time, and 4,000,000 shares and 8,000,000 shares to two other individuals. The individual who received the 8,000,000 shares was an associated person of Aurora Capital LLC, a related party. These awards were made to those individuals on that date as compensation for services rendered through March 31, 2014. As the initial closing of the Series G 1.5% Convertible Preferred Stock was completed on March 18, 2014, and such closing represented approximately 81% of the total amount of such financing, the Company’s Board of Directors determined that it was appropriate at that time to compensate such officers for the period since they joined the Company in March and April 2013 through March 31, 2014. Such compensation was concluded on April 14, 2014 with the issuance of the aforementioned stock awards. Accordingly, as a result of these factors, the fair value of these stock awards of $2,280,000, $600,000 for each of the executive officers, was charged to operations effective as of March 18, 2014. The stock awards were valued at $0.04 per share, which was the closing price of the Company’s common stock on March 18, 2014.

Subsequently the Company awarded stock options to purchase an aggregate of 15,000,000 shares of common stock of the Company, consisting of options for 5,000,000 shares to each of the Company’s three executive officers at an exercise price of $0.05 per share, as compared to the closing market price of the Company’s common stock on such date of $0.044 per share, reflecting an exercise price premium of $0.006 per share or 13.6%. The stock options were awarded as compensation for those individuals through December 31, 2014. During the year ended December 31, 2014, the Company recorded an aggregate charge to operations of $655,500 with respect to these stock options, or $218,500 per individual, reflecting the grant date fair value of the stock options calculated pursuant to the Black-Scholes option-pricing model.

(2)	In accordance with Securities and Exchange Commission rules, “Other Annual Compensation” in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits was less than $10,000.

Narrative to Summary Compensation Table

No performance bonuses were awarded to the named executive officers for the years ended December 31, 2014 or 2013.

The exercise price for our stock options is no less than the fair market value of the stock on the date of the grant. The options that were awarded to our named executive officers in 2014 vested in three equal installments on July 17, 2014 (at issuance), September 30, 2014, and December 31, 2014, and expire on July 17, 2019. These awards were made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. Accordingly, the options will provide a return to the named executive officer only the market price of the Company’s common stock appreciates over the option term. In 2014, the Company awarded stock options to purchase an aggregate of 15,000,000 shares of common stock of the Company, consisting of options for 5,000,000 shares to each of the Company’s three named executive officers at an exercise price of $0.05 per share, as compared to the closing market price of the Company’s common stock on such date of $0.044 per share, reflecting an exercise price premium of $0.006 per share or 13.6%. There were no stock options received by the named executive officers during the year ended December 31, 2013.

In connection with the recent changes to our board membership and taking into account the Company’s current operating structure and business plans, management is currently reevaluating the compensation policies of the Company and, as a result of that reassessment, and in light of the Company’s current financial circumstances, has made departures from the Company’s historic compensation policies and will likely make substantial adjustments to such policies, including the termination of such policies, in the future.

The Company does not have any arrangements or agreements regarding compensation with its current executive officers and paid no compensation to any named executive officer in 2013. No named executive officer received cash compensation in 2013. On April 14, 2014, the board of directors of the Company awarded a total of 57,000,000 shares of common stock of the Company, including awards of 15,000,000 shares to each of the Company’s three executive officers, who were also all of the directors of the Company at that time, and 4,000,000 shares and 8,000,000 shares to two other individuals. These awards were made to those individuals on that date as compensation for services rendered through March 31, 2014. Subsequently, on July 17, 2014, the Board approved an award to each of these named executive officers of options to purchase 5,000,000 shares of the company’s common stock, as described above, in compensation for the balance of 2014 following the stock award.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2014, 2,000,000 shares had been awarded to Richard Purcell, none of which had vested or been issued. Also as of December 31, 2104, 2,000,000 shares had been awarded to Dr. John Greer, of which 1,500,000 had vested and the remaining 500,000 were scheduled to vest on March 31, 2015. At 2014 there were 15,000,000 options outstanding, as described in the prior section. There were no outstanding option awards with current directors or officers of the Company as of December 31, 2013. In addition, there were outstanding option awards as of December 31, 2014 with two former officers of the Company:

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

OPTION EXERCISES AND STOCK VESTED FOR 2014

None of the Company’s named executive officers exercised any options to purchase shares of the Company’s common stock or had any outstanding unvested stock awards during the year ended December 31, 2014. As of December 31, 2014 each of the executive offices held vested options to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.05 per share.

Employment and Consulting Agreements – Termination or Change in Control

The Company’s executive officers Arnold S. Lippa, Ph.D., Jeff E. Margolis and Robert N. Weingarten, have not entered into any compensation arrangements or employment agreements with the Company. Upon entering into such arrangements or agreements, the Company will disclose the information required regarding these agreements or agreements, consistent with applicable law.

With respect to former named executive officers who are no longer with the Company:

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

In 2014, the Company executed settlement agreements with Messrs. Varney and Johnson that, together with similar agreements with other former officers of the Company, resulted in the settlement of potential claims totaling approximately $1,336,000 for a total of approximately $118,000 in cash, plus the issuance of options to purchase 4,300,000 shares of common stock exercisable at $0.04 per share for periods ranging from five to ten years. In addition to other provisions, the settlement agreements include mutual releases.

Director Compensation

The Compensation Committee historically had used a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board of Directors. In setting director compensation, the Compensation Committee considers the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the skill-level required by the Company of members of the Board of Directors.

Concurrently with their appointment as directors, each of James Sapirstein and Kathryn MacFarlane received 2,000,000 shares of common stock of the Company, which vested 50% upon appointment, 25% on September 30, 2014, and 25% on December 31, 2014. These stock awards were valued at $0.049 per share, which was the closing price of the Company’s common stock on September 3, 2014, and the Company recorded a charge to operations of $196,000 in the aggregate, $98,000 per individual, with respect to these stock awards for 2014.

The Board has made no decisions regarding compensation for directors in 2015.

Director Summary Compensation Table

The following table shows the compensation received by the non-employee members of our board of directors for the year ended December 31, 2014. Directors who are also employees/officers of the Company did not receive any additional compensation for services as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
James Sapirstein	0	$98,000	0	$98,000
Kathryn MacFarlane	0	$98,000	0	$98,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of December 31, 2014, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers, and (iv) all of the Company’s executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of common stock indicated. In computing the number and percentage ownership of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of December 31, 2014 pursuant to options, warrants or other rights are considered as outstanding, while these shares are not considered as outstanding for computing the percentage ownership of any other person or group.

Directors, Officers and 5% Stockholders(1)	Number of Shares of Beneficial Ownership of Common Stock	Percent of Class
Arnold Lippa Family Trust of 2007(2)	91,915,799	29.76%

Ayer Special Situations Fund I, LP c/o Ayer Capital Management, LP 616 Corporate Way, Suite 2-4931 Valley Cottage, NJ 10989	46,002,275	16.54%

Sachin Kelkar 6 Franciscan Way Kensington, CA 94707	34,465,793	13.46%

Origin Ventures II, L.P. (and affiliates)(3) 1033 Skokie Blvd., Suite 430 Northbrook, IL 60062	24,200,507	10.42%

Barton Asset Management, LLC c/o KLH 135 Main Street, 9th San Francisco, CA 94105	25,528,833	9.91%

Dariusz Naziek 55 Hardwick Lane Wayne, NJ 07470	24,429,907	9.52%

Alan Gelband Company Defined Contribution Pension Plan & Trust (and affiliates)(4) 30 West 63rd Street, 24D New York, NY 10023	21,576,832	9.29%

Illinois Emerging Technology Fund, LP (and affiliates)(5) 20 North Wacker Drive, Suite 1201 Chicago, IL 60606	20,334,546	8.76%

SY Corporation Co., Ltd.(6) 654-4 Bongam-Dong, Masanhoiwon-Gu Changwon-Si, Kyoungsangnam-Do South Korea	16,422,464	7.07%

Brian Frenzel c/o Tosk Inc. 725 San Aleso Ave., #4 Sunnyvale, CA 94085	15,334,092	6.20%

Ronak Patel 1260 California Street, #12 San Francisco, CA 94109	15,314,975	6.19%

DIRECTORS AND OFFICERS

Arnold S. Lippa, Ph.D.(7)	0	0%

Jeff E. Margolis(8)	20,308,816	8.56%

Robert N. Weingarten(9)	20,000,000	8.43%

James Sapirstein	2,000,000	0.86%

Kathryn MacFarlane	2,000,000	0.86%

Richard Purcell(10)	500,000	0.21%

All directors and officers as a group	141,724,615	43.67%

(1)	Except as otherwise indicated, the address of such beneficial owner is c/o Cortex Pharmaceuticals, Inc., 126 Valley Road, Suite C, Glen Rock, New Jersey 07452.

(2)

Holdings include: (i) 15,189,452 shares of common stock, (ii) 76,670,459 shares of common stock available upon conversion of shares of Series G 1.5% Convertible Preferred Stock, and (iii) 55,888 warrants to purchase shares of common received as an owner of Aurora Capital LLC from the warrants Aurora received as a placement agent in the sale of the Company’s Convertible Note and Warrant Financing. All of these holdings were acquired by Dr. Arnold Lippa and subsequently transferred to the Trust, or are held by an entity owned by the Trust. Dr. Lippa is neither the trustee nor the beneficiary of the Trust. Linda Lippa, his wife, is a beneficiary of the Trust. In addition and not reflected in the table above, an entity owned by the Trust received warrants to purchase an additional 51,000 shares of common stock in connection with the final closing in the Company’s Convertible Note and Warrant Financing in February 2015.

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

(4)

Holdings include: (i) 21,534,832 shares of common stock held by the Trust, and (ii) 42,000 warrants held by Gelband & Company, Inc., its affiliate. In addition and not reflected in the table above, Gelband & Company, Inc. received warrants to purchase an additional 20,000 shares of common stock in connection with the final closing in the Company’s Convertible Note and Warrant Financing in February 2015.

(5)	Pursuant to Schedule 13G filed with the SEC on August 20, 2012, Illinois Emerging Technology Fund, LP owns 20,334,546 shares and holds voting and dispositive control with respect to such shares. Illinois Ventures GP, LLC is the general partner of Illinois Emerging Technology Fund, LP, and may be deemed to beneficially own such shares, and to share voting and dispositive control of the shares.

(6)	Pursuant to Schedule 13D filed with the SEC on June 16, 2013. SY Corporation Co., Ltd. was formerly known as Samyang Optics Co. Ltd.

(7)	Dr. Lippa no longer beneficially owns any shares of the Company because he has transferred these shares into family trusts, of which he is neither the trustee nor the beneficiary, including the Arnold Lippa Family Trust of 2007 as noted in footnote 2 above. In addition, Dr. Lippa has been awarded options to acquire an additional 5,000,000 shares of common stock which have been assigned to another family trust for the benefit of other family members. Dr. Lippa is neither the trustee nor the beneficiary of that trust.

(8)	Holdings include: (i) 15,111,442 shares of common stock, (ii) options to acquire an additional 5,000,000 shares of Common Stock, and (iii) the 197,374 warrants to purchase shares of common received as an owner of Aurora Capital LLC from the warrants Aurora received as a placement agent in the sale of the Company’s Convertible Note and Warrant Financing. In addition and not reflected in the table above, Mr. Margolis received warrants to purchase an additional 310,000 shares of common stock in connection with the final closing in the Company’s Convertible Note and Warrant Financing in February 2015.

(9)

Holdings include: (i) 15,000,000 shares of common stock, and (ii) options to acquire an additional 5,000,000 shares of common stock. Mr. Weingarten holds these shares indirectly through Resource One Group LLC, an entity he controls.

(10)	Holdings include 500,000 shares of common stock that vested on January 15, 2015.

Beneficial Ownership of Series G 1.5% Convertible Preferred Stock

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of December 31, 2014, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Series G 1.5% Convertible Preferred Stock, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers, and (iv) all of the Company’s executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of common stock indicated.

Directors, Officers and 5% Stockholders(1)	Number of Shares of Beneficial Ownership of Series G 1.5% Convertible Preferred Stock	Percent of Class
Arnold Lippa Family Trust of 2007(2)	253.01	28.99%

Ayer Special Situations Fund I, LP c/o Ayer Capital Management, LP 616 Corporate Way, Suite 2-4931 Valley Cottage, NJ 10989	151.81	17.39%

Dariusz Naziek 55 Hardwick Lane Wayne, NJ 07470	75.90	8.70%

Barton Asset Management, LLC c/o KLH 135 Main Street, 9th San Francisco, CA 94105	65.24	7.48%

Brian Frenzel c/o Tosk Inc. 725 San Aleso Ave., #4 Sunnyvale, CA 94085	50.60	5.80%

Ronak Patel 1260 California Street, #12 San Francisco, CA 94109	50.54	5.79%

DIRECTORS AND OFFICERS

Arnold S. Lippa, Ph.D.(3)	0	0%

Jeff E. Margolis(6)	0	0%

Robert N. Weingarten	0	0%

James Sapirstein	0	0%

Kathryn MacFarlane	0	0%

Richard Purcell	0	0%

All directors and officers as a group	0	0%

(1)	Except as otherwise indicated, the address of such beneficial owner is c/o Cortex Pharmaceuticals, Inc., 126 Valley Road, Suite C, Glen Rock, New Jersey 07452.

(2)	These holdings were acquired by Dr. Arnold Lippa and subsequently transferred to the Trust. Dr. Lippa is neither the trustee nor the beneficiary of the Trust.

(3)	Dr. Lippa no longer beneficially owns any shares of the Company’s Series G 1.5% Convertible Preferred Stock because he has transferred these shares into the Arnold Lippa Family Trust of 2007 as noted in footnote 2 above, of which he is neither the trustee nor the beneficiary.

The Company is not aware of any arrangements that may at a subsequent date result in a change of control of the Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2014. Our stockholders approved the Company’s 2006 Stock Incentive Plan, as amended. From October 2006 through December 31, 2013, all stock options granted and issued under stockholder approved plans were issued from the 2006 Stock Incentive Plan. In March 2014, the Company’s stockholders approved, by written consent, the Cortex Pharmaceuticals, Inc. 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan, filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 24, 2014. The Company is no longer making awards under the 2006 Stock Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	15,000,000	(3)	$0.050	25,633,002

Equity compensation plans not approved by security holders	9,466,668	(1)(2)	$0.052	—

Total	24,466,668		$0.051	25,633,002

(1)	In July and August 2012, pursuant to severance agreements amended in connection with the merger transaction with Pier, fully-vested, ten year stock options to purchase a total of 5,166,668 shares of the Company’s common stock at an exercise price of $0.06 per share, which was in excess of the closing price of the Company’s common stock on the closing date of the Pier transaction, were granted to two of the Company’s former officers, outside of the 2006 Stock Incentive Plan, and its predecessor, the 1996 Stock Incentive Plan, which had also been approved by stockholders.

(2)	During the three months ended March 31, 2014, the Company executed settlement agreements with four former executives that resulted in the settlement of potential claims totaling $1,336,264. In conjunction with such settlement agreements, the Company issued stock options to purchase 4,300,000 shares of common stock exercisable at $0.042 per share for periods ranging from five to ten years, which were granted, outside of the 2006 Stock Incentive Plan, and its predecessor, the 1996 Stock Incentive Plan, which had also been approved by stockholders.

(3)	On July 17, 2014, the Board of Directors of the Company awarded stock options to purchase a total of 15,000,000 shares of common stock of the Company, consisting of options for 5,000,000 shares to each of the Company’s three executive officers, who were also all of the directors of the Company at that time. The stock options were awarded as compensation for those individuals through December 31, 2014. The stock options vest in three equal installments on July 17, 2014 (at issuance), September 30, 2014, and December 31, 2014, and expire on July 17, 2019. The exercise price of the stock options was established on the grant date at $0.05 per share, as compared to the closing market price of the Company’s common stock on such date of $0.044 per share, reflecting an exercise price premium of $0.006 per share or 13.6%. These awards were made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

As of December 31, 2014, James Sapirstein, RPh., M.B.A. and Kathryn MacFarlane, PharmD. were “independent directors”, as that term is defined under Section 803 of the NYSE Amex Company Guide. As noted above, as of December 31, 2014, all of the functions of the Audit, Compensation and Governance and Nominations Committees were being performed by the full board of directors.

Transactions with Related Persons

In 2013 and 2014, the Company engaged in certain transactions with Arnold S. Lippa, our Chairman, President and Chief Executive Officer, and certain of his affiliates. These transactions have been previously disclosed and are discussed in and Note 1 to our consolidated financial statements for the years ended December 31, 2014 and 2013—Organization and Business Operations—Going Concern and Note 3 to our consolidated financial statements for the years ended December 31, 2014 and 2013—Notes Payable—Notes Payable to Chairman.

In 2012, Aurora Capital LLC provided investment banking services to Pier, a company that the Company acquired by merger on August 10, 2012. For those services, on August 10, 2012 Aurora Capital LLC received 2,971,792 shares of the Company’s common stock in payment of its fee of $194,950. Both Dr. Arnold S. Lippa and Jeff E. Margolis, officers and directors of the Company since March 22, 2013, have indirect ownership interests in Aurora Capital LLC through interests held in its members, and Jeff. E. Margolis is also an officer of Aurora Capital LLC. In December 2014, these shares were distributed to members of Aurora Capital LLC including 2,526,023 to Sachin Kelkar, 111,442 to Jeff E. Margolis and 189,452 to an entity owned by the Arnold Lippa Family Trust of 2007. These amounts are reflected in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Beneficial Ownership of Common Stock. The remaining 144,875 shares of common stock were distributed to other members of Aurora Capital LLC that are not affiliated with Cortex.

On March 31, 2013, the Company accrued $85,000 as reimbursement for legal fees incurred by Aurora Capital LLC in conjunction with the removal of the Company’s prior Board of Directors on March 22, 2013.

In 2014, Aurora acted as a placement agent for in both the Series G 1.5% Convertible Preferred Stock Private Placement and the subsequent Convertible Note and Warrant Financing. Note 3 to our consolidated financial statements for the years ended December 31, 2014 and 2013—Notes Payable—10% Convertible Notes Payable and Note 6 to our consolidated financial statements for the years ended December 31, 2014 and 2013—Stockholders’ Deficiency—Series G 1.5% Convertible Preferred Stock for a description of the transactions between the Company and Aurora Capital LLC.

See Note 3 to our consolidated financial statements for the years ended December 31, 2014 and 2013—Notes Payable—Note Payable to Related Party and Note 6 to our consolidated financial statements for the years ended December 31, 2014 and 2013—Stockholders’ Deficiency for a description of transactions with Samyang, a significant stockholder of and lender to the Company.

Item 14. Principal Accounting Fees and Services

Haskell & White LLP, acted as our independent registered public accounting firm for the fiscal years ended December 31, 2013 and 2014 and for the interim periods in such fiscal years. The following table shows the approximate fees that were incurred by us for audit and other services provided by Haskell & White LLP in fiscal 2013 and 2014.

	2013(1)	2014
Audit Fees(2)	$—	$93,152
Audit-Related Fees(3)	—	—
Tax Fees(4)	—	—
All Other Fees(5)	—	—
Total	$—	$93,152

(1)	The Company did not file its 2012 or 2013 Annual Reports on Form 10-K, or any of its 2013 Quarterly Reports on Form 10-Q, when required. These documents were prepared, and the fees incurred in preparing them were generated, in 2014 and 2015, as new management worked towards bringing the Company current in its periodic reporting requirements. Accordingly, the Company incurred no accounting fees in 2013.

(2)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings.

(3)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(4)	Tax fees represent fees for professional services related to tax compliance, tax advice and tax planning.

(5)	All other fees represent fees related to Sarbanes-Oxley compliance work.

All audit related services rendered by Haskell & White LLP were pre-approved by our Board of Directors. The Board of Directors has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by our independent registered public accounting firm.

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

Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Cortex Pharmaceuticals, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Cortex Pharmaceuticals, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the years in the two-year period ended December 31, 2014. Cortex Pharmaceuticals, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cortex Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HASKELL & WHITE LLP

Irvine, California
March 30, 2015

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$162,752	$14,352
Grant receivable	48,000	—
Deferred financing costs	—	35,120
Capitalized financing costs	85,702	—
Prepaid insurance, including current portion of long-term prepaid insurance of $14,945 at December 31, 2014	24,219	2,383

Total current assets	320,673	51,855
Equipment, net of accumulated depreciation of $1,659	16,741	—
Long-term prepaid insurance, net of current portion of $14,945	62,894	—

Total assets	$400,308	$51,855

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including $104,375 and $85,000 payable to related parties at December 31, 2014 and 2013, respectively	$1,845,875	$1,829,616
Accrued compensation and related expenses	144,000	1,480,264
Unearned grant revenue	34,333	—
10% convertible notes payable, including accrued interest of $4,093, net of unamortized discount of $323,350, at December 31, 2014	50,243	—
Notes payable to Chairman, including accrued interest of $48 at December 31, 2013	—	75,048
Note payable to related party, including accrued interest of $122,618 and $73,979 at December 31, 2014 and 2013, respectively	526,257	521,255
Project advance, including accrued interest of $86,796 at December 31, 2013	—	334,096

Total current liabilities	2,600,708	4,240,279

Commitments and contingencies (Note 9)

Stockholders’ deficiency:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.09812 per share: 3,679	21,703	21,703
Series G 1.5% cumulative mandatorily convertible preferred stock, $0.001 par value, $1,000 per share stated value and liquidation preference; aggregate liquidation preference (including dividends) $872,737; shares authorized: 1,700; shares issued and outstanding: 872.7 at December 31, 2014; common shares issuable upon conversion at 303,030.3 common shares per Series G share: 264,465,728 shares, including 3,102,094 shares issuable for dividends of $10,237 at December 31, 2014	872,737	—
Common stock, $0.001 par value; shares authorized: 1,400,000,000; shares issued and outstanding: 232,145,326 and 144,041,556 at December 31, 2014 and 2013, respectively	232,145	144,041
Additional paid-in capital	138,984,110	125,188,620
Accumulated deficit	(142,311,095)	(129,542,788)

Total stockholders’ deficiency	(2,200,400)	(4,188,424)

Total liabilities and stockholders’ deficiency	$400,308	$51,855

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2014	2013
Grant revenues	$61,667	$—

Operating expenses:
General and administrative, including $2,811,500 to related parties for the year ended December 31, 2014	3,823,434	932,973
Research and development	591,768	206,911
Total operating expenses	4,415,202	1,139,884
Loss from operations	(4,353,535)	(1,139,884)
Gain on settlements with former management	1,038,270	—
Gain on settlements with former service providers	393,590	—
Gain on settlement of project advance	287,809	—
Interest expense, including $48,692 and $48,688 to related parties for the years ended December 31, 2014 and 2013, respectively	(117,306)	(56,339)
Gain on settlement of office lease	—	1,990
Foreign currency transaction gain (loss)	43,637	(7,224)
Net loss	(2,707,535)	(1,201,457)
Adjustments related to Series G 1.5% Convertible Preferred Stock:
Amortization of deemed dividend on Series G 1.5% Convertible Preferred Stock	(10,049,846)	—
Dividends on Series G 1.5% Convertible Preferred Stock	(10,926)	—

Net loss attributable to common stockholders	$(12,768,307)	$(1,201,457)

Net loss per common share - basic and diluted	$(0.07)	$(0.01)

Weighted average common shares outstanding - basic and diluted	192,739,814	144,041,556

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

Years Ended December 31, 2014 and 2013

	Series B		Series G 1.5%
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
						Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	Deficiency

Balance, December 31, 2012	37,500	$21,703	—	$—	144,041,556	$144,041	$125,183,892	$(128,341,331)	$(2,991,695)
Related party short-swing trading profits of $11,500, net of legal costs of $6,772	—	—	—	—	—	—	4,728	—	4,728
Net loss	—	—	—	—	—	—	—	(1,201,457)	(1,201,457)
Balance, December 31, 2013	37,500	21,703	—	—	144,041,556	144,041	125,188,620	(129,542,788)	(4,188,424)
Sale of Series G 1.5% Convertible Preferred Stock	—	—	928.5	928,500	—	—	—	—	928,500
Costs incurred in connection with sale of Series G 1.5% Convertible Preferred Stock	—	—	—	—	—	—	(128,041)	—	(128,041)
Shares issued in connection with the exercise of finder’s warrants on a cashless basis	—	—	—	—	4,395,018	4,395	(4,395)	—	—
Conversion of Series G 1.5% Convertible Preferred Stock	—	—	(66.7)	(66,689)	20,208,752	20,209	46,480	—	—
Fair value of shares issued in settlement of project advance	—	—	—	—	1,000,000	1,000	48,000	—	49,000
Common stock issued as compensation	—	—	—	—	62,500,000	62,500	2,512,500	—	2,575,000
Common stock option issued as compensation							655,500		655,500
Fair value of common stock options issued in connection with settlements with former management	—	—	—	—	—	—	179,910	—	179,910
Fair value of common stock options issued in connection with settlement with former service provider	—	—	—	—	—	—	42,250	—	42,250
Fair value of common stock warrants issued to investors in connection with the convertible note and warrant financing	—	—	—	—	—	—	176,549	—	176,549
Fair value of common stock warrants issued to finders in connection with the convertible note and warrant financing	—	—	—	—	—	—	23,940	—	23,940
Fair value of beneficial conversion feature of convertible notes payable issued to investors in connection with the convertible note and warrant financing	—	—	—	—	—	—	192,951	—	192,951
Amortization of deemed dividend on Series G 1.5% Convertible Preferred Stock	—	—	—	—	—	—	10,049,846	(10,049,846)	—
Dividends on Series G 1.5% Convertible Preferred Stock	—	—	10.9	10,926	—	—	—	(10,926)	—
Net loss	—	—	—	—	—	—	—	(2,707,535)	(2,707,535)
Balance, December 31, 2014	37,500	$21,703	872.7	$872,737	232,145,326	$232,145	$138,984,110	$(142,311,095)	$(2,200,400)

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,707,535)	$(1,201,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,659	—
Amortization of discounts related to convertible notes payable	46,150	—
Amortization of capitalized financing costs	15,648	—
Gain on settlements with former management	(1,038,270)	—
Gain on settlements with service providers	(393,590)	—
Gain on settlement of project advance	(287,809)	—
Stock-based compensation expense included in general and administrative expenses	3,131,500	—
Stock-based compensation expense included in research and development expenses	99,000	—
Gain on settlement of office lease	—	(1,990)
Foreign currency transaction (gain) loss	(43,637)	7,224
Changes in operating assets and liabilities:
(Increase) decrease in -
Grant receivable	(48,000)	—
Prepaid insurance	(84,730)	14,619
Deposits	—	29,545
Increase (decrease) in -
Accounts payable and accrued expenses	452,099	321,779
Accrued compensation and related expenses	(118,084)	595,084
Accrued interest payable	55,397	52,761
Unearned grant revenue	34,333	—
Net cash used in operating activities	(885,869)	(182,435)
Cash flows from investing activities:
Purchases of equipment	(18,400)	—
Net cash used in investing activities	(18,400)	—
Cash flows from financing activities:
Proceeds from sale of Series G 1.5% Convertible Preferred Stock	928,500	—
Proceeds from convertible note and warrant financing	369,500	—
Proceeds from issuance of notes payable to Chairman	75,000	75,000
Repayment of notes payable to Chairman	(150,000)	—
Related party short-swing trading profits	—	4,728
Cash payments made for deferred costs incurred in connection with convertible note and warrant financing	(77,410)	—
Cash payments made for costs incurred in connection with sale of Series G 1.5% Convertible Preferred Stock	(92,921)	(35,120)
Net cash provided by financing activities	1,052,669	44,608
Cash and cash equivalents:
Net increase (decrease)	148,400	(137,827)
Balance at beginning of period	14,352	152,179
Balance at end of period	$162,752	$14,352

(Continued)

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended December 31,
	2014	2013

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$102	$—
Income taxes	$—	$—

Non-cash financing activities:
Amortization of deemed dividend on Series G 1.5% Convertible Preferred Stock	$10,049,846	$—
Dividends on Series G 1.5% Convertible Preferred Stock	$10,926	$—
Gross exercise price of finder’s warrants exercised on a cashless basis	$18,689	$—
Stated value of Series G 1.5% Convertible Preferred Stock converted into common stock	$66,689	$—
Discount on 10% convertible note payables attributed to the fair value of common stock warrants issued to investors in connection with the convertible note and warrant financing	$176,549	$—
Discount on 10% convertible note payables attributed to the fair value of beneficial conversion feature of convertible notes payables issued to investors in connection with the convertible note and warrant financing	$192,951	$—
Fair value of common stock warrants issued to finders in connection with the convertible note and warrant financing	$23,940	$—
Fair value of common stock options issued in connection with settlements with former management	$179,910	$—
Fair value of common stock options issued in connection with settlements with service providers	$42,250	$—
Fair value of common stock issued in connection with settlement of project advance	$49,000	$—
Fair value of common stock warrants issuable to placement agents and selected dealers in connection with the sale of Series G 1.5% Convertible Preferred Stock	$664,169	$—
Deferred financing costs transferred to additional paid-in capital in connection with sale of Series G 1.5% Convertible Preferred Stock	$35,120	$—

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $2,707,535 and $1,201,457 for the fiscal years ended December 31, 2014 and 2013, respectively, negative operating cash flows of $885,869 and $182,435 for the fiscal years ended December 31, 2014 and 2013, respectively, and expects to continue to incur net losses and negative operating cash flows for several more years. As a result, management and the Company’s auditors believe that there is substantial doubt about the Company’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the financial statements of Cortex and its wholly-owned subsidiary, Pier. Intercompany balances and transactions have been eliminated in consolidation.

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

The Company believes that the carrying amount of its financial instruments (consisting of cash, cash equivalents, grants receivable and accounts payable) approximates fair value due to the short-term nature of such instruments. With respect to the note payable to a related party and the convertible notes payable, management does not believe that the credit markets have materially changed for these types of speculative borrowings since the original borrowing date.

Deferred and Capitalized Financing Costs

Costs incurred in connection with ongoing financing activities, including legal and other professional fees, cash finder’s and placement agent fees, and escrow agent fees, are deferred until the related financing is either completed or abandoned.

Costs related to completed debt financings are capitalized on the balance sheet and amortized over the term of the related debt agreements. Amortization of these costs is calculated on the straight-line basis, which approximates the effective interest method, and is charged to interest expense in the consolidated statements of operations. Costs related to completed equity financings are charged directly to additional paid-in capital. Costs related to abandoned financings are charged to operations.

Series G 1.5% Convertible Preferred Stock

The Series G 1.5% Convertible Preferred Stock (including accrued dividends) issued in 2014 is mandatorily convertible into common stock at a fixed conversion rate on April 17, 2016 (if not converted earlier) and has no right to cash at any time or for any reason. Additionally, the Series G 1.5% Convertible Preferred Stock has no participatory or reset rights, or other protections (other than normal anti-dilution rights) based on subsequent events, including equity transactions. Accordingly, the Company has determined that the Series G 1.5% Convertible Preferred Stock should be categorized in stockholders’ equity (deficiency), and that there are no derivatives embedded in such security that would require identification, bifurcation and valuation. The Company did not issue any warrants to investors in conjunction with the Series G 1.5% Convertible Preferred Stock financing.

On March 18, 2014 and April 17, 2014, the Company issued 753.22 shares and 175.28 shares, respectively, of Series G 1.5% Convertible Preferred Stock at a purchase price of $1,000 per share. Each share of Series G 1.5% Convertible Preferred Stock has a stated value of $1,000 per share and is convertible into shares of common stock at a fixed price of $0.0033 per share. On March 18, 2014 and April 17, 2014, the per share fair value of the common stock into which the Series G 1.5% Convertible Preferred Stock was convertible, determined by reference to the closing market prices of the Company’s common stock on such closing dates, was $0.04 per share and $0.0348 per share, respectively, which was greater than the effective purchase price of such common shares of $0.0033 per share.

The Company accounted for the beneficial conversion features in accordance with Accounting Standards Codification (“ASC”) 470-20, Accounting for Debt with Conversion and Other Options. The Company calculated a deemed dividend on the Series G 1.5% Convertible Preferred Stock of $8,376,719 in March 2014 and $1,673,127 in April 2014, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series G 1.5% Convertible Preferred Stock exceeded the proceeds from such issuances. The deemed dividend on the Series G 1.5% Convertible Preferred Stock was amortized on the straight-line basis from the respective issuance dates through the earliest conversion date of June 16, 2014, in accordance with ASC 470-20. The difference between the amortization of the deemed dividend calculated based on the straight-line method and the effective yield method was not material. The amortization of the deemed dividend for the year ended December 31, 2014 was $10,049,846.

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

10% Convertible Notes Payable

The convertible notes sold to investors in 2014 have an interest rate of 10% per annum and are convertible into common stock at a fixed price of $0.035 per share. The convertible notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The warrants issued in connection with the sale of the convertible notes were detachable and are exercisable at a fixed price of $0.035 per share, have no right to cash at any time or under any circumstances, and have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. Accordingly, the Company has determined that there are no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

On November 5, 2014, the Company sold an aggregate principal amount of $238,500 of its 10% convertible notes payable due September 15, 2015 (subject to extension to September 15, 2016, at the option of the Company, subject to the issuance of additional warrants) and warrants to purchase shares of common stock exercisable into a fixed number of shares of common stock of the Company calculated as the principal amount of each convertible note divided by $0.035 (i.e., 100% warrant coverage). The warrants do not have any cashless exercise provisions and are exercisable through September 30, 2015 at a fixed price of $0.035 per share. The shares of common stock issuable upon conversion of the notes payable and the exercise of the warrants are not subject to any registration rights.

On December 9, 2014, December 31, 2014, and February 2, 2015, the Company sold an additional $46,000, $85,000 and $210,000, respectively, of principal amount of the convertible notes (with warrants) to various accredited investors. The Company terminated this financing effective February 18, 2015.

The closing market prices of the Company’s common stock on the transaction closing dates of November 5, 2014, December 9, 2014, December 31, 2014 and February 2, 2015 were $0.0524 per share, $0.0411 per share, $0.0451 per share and $0.043 per share, respectively, as compared to the fixed conversion price of the convertible notes and the fixed exercise price of the warrants of $0.035 per share. Accordingly, the Company has accounted for the beneficial conversion features with respect to the sale of the convertible notes and the issuance of the warrants in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options.

The Company considered the face value of the convertible notes to be representative of their fair value. The Company determined the fair value of the warrants based on the Black-Scholes option-pricing model. The relative fair value method generated respective fair values for each of the convertible notes and the warrants of approximately 52% for the convertible notes and approximately 48% for the warrants. Once these values were determined, the fair value of the warrants of $176,549 and the fair value of the beneficial conversion feature of $192,951 (which were calculated based on the effective conversion price) were recorded as a reduction to the face value of the promissory note obligation. As a result, this aggregate debt discount reduced the carrying value of the convertible notes to zero at each issuance date. The excess amount generated from this calculation was not recorded, as the carrying value of a promissory note cannot be reduced below zero. The aggregate debt discount is being amortized as interest expense over the life of the promissory notes. The difference between the amortization of the debt discount calculated based on the straight-line method and the effective yield method was not material.

The cash fees paid to finders and for legal costs were deferred and capitalized as deferred offering costs and are being amortized to interest expense over the life of the promissory notes. The finder’s warrants were considered as an additional cost of the offering and were included in deferred offering costs at fair value. The difference between the amortization of the deferred offering costs calculated based on the straight-line method and the effective yield method was not material.

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

Long-Lived Assets

The Company reviews its long-lived assets, including long-term prepaid insurance, for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable, but at least annually. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. The Company has not deemed any long-lived assets as impaired at December 31, 2014.

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

For options granted during the year ended December 31, 2014, the fair value of each option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.015% to 0.027%
Expected dividend yield	0%
Expected volatility	200% to 249%
Expected life	5-10 years

The Company issues new shares to satisfy stock option and warrant exercises. There were no options granted during the year ended December 30, 2013. There were no options exercised during the years ended December 31, 2014 and 2013.

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

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company may have had a change in control under these Sections. However, the Company does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss and tax credit carryforwards until the time that it anticipates it will be able to utilize these tax attributes.

As of December 31, 2014, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2014, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Research Grants

The Company recognizes revenues from research grants as earned based on the percentage-of-completion method of accounting and issues invoices for contract amounts billed based on the terms of the grant agreement. Revenues recorded under research grants in excess of amounts earned are classified as unearned grant revenue liability in the Company’s consolidated balance sheet. Grant receivable reflects contractual amounts due and payable under the grant agreement.  Payment of grant receivables are based on progress reports provided by the Company. As of December 31, 2014, the Company was current in filing the required progress reports, as a result of which no allowance for uncollectible amounts was considered necessary.

Research grants are generally funded and paid through government or institutional programs. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. During the year ended December 31, 2014, the Company had research grant revenues of $61,667. At December 31, 2014, the Company had a grant receivable of $48,000 and unearned grant revenue of $34,333.  The Company had no research grant revenues during the year ended December 31, 2013.

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers and organizations (including research institutes at universities), patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s treatments and product candidates.

Research and development costs incurred by the Company under research grants are expensed as incurred over the life of the underlying contracts, unless the terms of the contract indicate that a different expensing schedule is more appropriate.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the years ended December 31, 2014 and 2013.

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

At December 31, 2014 and 2013, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2014	2013
Series B convertible preferred stock	3,679	3,679
Series G 1.5% convertible preferred stock	264,465,728	—
10% convertible notes payable	10,674,107	—
Common stock warrants	25,686,096	4,000,000
Common stock options	25,716,668	5,166,668
Total	326,546,278	9,170,347

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. As the Company does not expect to have any operating revenues for the foreseeable future, the Company does not expect the adoption of this guidance to have any impact on the Company’s financial statement presentation or disclosures.

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

3. Notes Payable

10% Convertible Notes Payable

On November 5, 2014, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with various accredited, non-affiliated investors (each, a “Purchaser”), pursuant to which the Company sold an aggregate principal amount of $238,500 of its (i) 10% Convertible Notes due September 15, 2015 (each a “Note”, and together, the “Notes”) and (ii) Warrants to purchase shares of common stock (the “Warrants”) as described below. This was the initial closing of a private placement that was terminated effective February 18, 2015. Unless otherwise provided for in the Notes, the outstanding principal balance of each Note and all accrued and unpaid interest is due and payable in full on September 15, 2015. The Company may elect, at its option and in its sole discretion, to extend the maturity date of the Notes to September 15, 2016 upon thirty days’ notice to the Note holders delivered prior to the maturity date, subject to the issuance by the Company to the Note holders of additional warrants, exercisable for a period of one year from the date of issuance, to purchase the Company’s common stock exercisable at $0.035 per share of common stock, into that number of shares of common stock calculated as the product of the principal amount of the Note plus any accrued and unpaid interest, multiplied by 50% and then dividing that product by $0.035 (the “Extended Maturity Date Warrant”). The Extended Maturity Date Warrant shall otherwise be substantially similar in form and substance to the warrant issued in connection with the Note.

At any time, each Purchaser may elect, at its option and in its sole discretion, to convert the outstanding principal amount into a fixed number of shares of the Company’s common stock equal to the quotient obtained by dividing the outstanding principal amount by $0.035 (an aggregate of 6,814,286 shares for the initial closing), plus any accrued and unpaid interest, which is treated in the same manner as the outstanding principal amount. In the case of a Qualified Financing (as defined in the Purchase Agreement), the outstanding principal amount and accrued and unpaid interest under the Notes automatically convert into common stock at a common stock equivalent price of $0.035. In the case of an Acquisition (as defined in the Purchase Agreement), the Company may elect to either: (i) convert the outstanding principal amount and all accrued and unpaid interest under the Notes into shares of common stock or (ii) accelerate the maturity date of the Notes to the date of closing of the Acquisition. Each Warrant to purchase shares of common stock is exercisable into a fixed number of shares of common stock of the Company calculated as each Purchaser’s investment amount divided by $0.035 (an aggregate of 6,814,286 shares for the initial closing). The Warrants were detachable and are exercisable through September 15, 2015 at a fixed price of $0.035 per share. The warrants do not have any cashless exercise provisions. The shares of common stock issuable upon conversion of the Notes and exercise of the Warrants are not subject to any registration rights.

On December 9, 2014, December 31, 2014, and February 2, 2015, the Company sold an additional $46,000, $85,000 and $210,000, respectively, of principal amount of the Notes (with Warrants) to various accredited investors. The Company terminated this financing effective February 18, 2015.

Placement agent fees, brokerage commissions, finder’s fees and similar payments were made in the form of cash and warrants to qualified referral sources in connection with the sale of the Notes and Warrants. In connection with the initial closing, fees of $16,695 were paid in cash, based on 7% of the aggregate principal amount of the Notes issued to such referral sources, and the fees paid in warrants (the “Placement Agent Warrants”) consisted of 477,000 warrants, reflecting warrants for that number of shares equal to 7% of the number of shares of common stock into which the corresponding Notes are convertible. In connection with the second closing, fees of $700 were paid in cash and 20,000 Placement Agent Warrants were issued. In connection with the third closing, fees of $3,500 were paid in cash and 100,000 Placement Agent Warrants were issued. In connection with the fourth closing, fees of $14,700 were paid in cash and 420,000 Placement Agent Warrants were issued. The Placement Agent Warrants have cashless exercise provisions and are exercisable through September 15, 2015 at a fixed price of $0.035 per share. Aurora Capital LLC, a related party, is acting as the placement agent for this financing, and the Placement Agent Warrants are being issued to Aurora Capital LLC and/or its designees or affiliates. The stock warrants issued to the placement agent and/or its designees or affiliates in connection with the 2014 closings of the Purchase Agreement, to purchase 597,000 shares of the Company’s common stock, were valued pursuant to the Black-Scholes option-pricing model at $19,986, $614 and $3,340, respectively. Total financing costs at December 31, 2014 aggregating $101,350, consisting of $77,410 paid in cash, and $23,940 paid in the form of warrants, are being amortized as additional interest expense over the life of the Notes. During the year ended December 31, 2014, $15,648 was charged to interest expense with respect to the amortization of capitalized financing costs.

Aurora Capital LLC was the placement agent for this financing, and Aurora and its designees and/or affiliates received fees in connection with this financing in the form of cash of $19,425 and warrants to purchase 555,000 shares of common stock during the year ended December 31, 2014.

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

The Company used the Black-Scholes option-pricing model to estimate the fair value of the warrants to purchase 10,557,143 shares of the Company’s common stock sold to investors in connection with the 2014 closings at a fixed exercise price of $0.035 per share. The Company applied the relative fair value method to allocate the proceeds from the borrowing to the note payable and the warrants. Consequently, approximately 52% of the proceeds of the borrowing were attributed to the debt instrument. The 48% value attributed to the warrant is being amortized as additional interest expense over the life of the note. During the year ended December 31, 2014, $21,285 was charged to interest expense from the amortization of debt discount related to the value attributed to the warrants.

During the year ended December 31, 2014, $24,865 was charged to interest expense from the amortization of debt discount related to the value attributed to the beneficial conversion feature.

The 10% Convertible Notes Payable consist of the following at December 31, 2014:

December 31, 2014
Principal amount of notes payable	$369,500
Add accrued interest payable	4,093
373,593
Less unamortized discounts:
Stock warrants	(155,264)
Beneficial conversion feature	(168,086)
$50,243

As of December 31, 2014, the 10% Convertible Notes Payable were convertible into 10,674,107 shares of the Company’s common stock, including 116,964 shares attributable to accrued interest of $4,093 payable as of such date.

Note Payable to Related Party

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 US dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“Samyang”), an approximately 20% common stockholder of the Company at that time. The note accrues simple interest at the rate of 12% per annum and has a maturity date of June 25, 2013, although Samyang was permitted to demand early repayment of the promissory note on or after December 25, 2012. Samyang did not demand early repayment. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although Samyang has not issued a notice of default or a demand for repayment. The Company believes that Samyang is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company is endeavoring to enter into discussions with Samyang with a view toward a comprehensive resolution of the aforementioned matters.

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

Note payable to Samyang consists of the following at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	122,618	73,979
Foreign currency transaction adjustment	3,865	47,502
	$526,257	$521,255

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

4. Project Advance

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

On September 2, 2014, the Company entered into a Release Agreement (the “Release Agreement”) with the Institute to settle this outstanding obligation, which had an outstanding balance of $336,809, including accrued interest of $89,509, on such date. Pursuant to the terms of the Release Agreement, the Institute received 1,000,000 shares of the Company’s common stock as settlement of all obligations of the Company under the Note and the Loan Support Agreement. Such common shares are “restricted securities” as defined under Rule 144 promulgated under the Securities Act of 1933, as amended, and are not subject to any registration rights. The Release Agreement also includes a mutual release between the Company and the Institute, releasing each party from all claims up until the date of the Release Agreement. The 1,000,000 common shares issued were valued at $49,000, based on the closing price of the Company’s common stock on September 2, 2014 of $0.049 per share. The settlement resulted in the Company recognizing a gain of $287,809 during the year ended December 31, 2014.

5. Settlements

During the three months ended March 31, 2014, the Company executed settlement agreements with four former executives that resulted in the settlement of potential claims totaling $1,336,264 that had been previously accrued in 2012 and 2013. The Company made cash payments of $118,084 and issued stock options to purchase 4,300,000 shares of common stock exercisable at $0.04 per share for periods ranging from five to ten years. The stock options were valued pursuant to the Black-Scholes option-pricing model at $179,910. In addition to other provisions, the settlement agreements included mutual releases. The settlements resulted in the Company recognizing a gain of $1,038,270 during the year ended December 31, 2014.

During the three months ended June 30, 2014, the Company executed settlement agreements with two former professional service providers that resulted in the settlement of potential claims totaling $496,514 for a cost of $60,675 in cash, plus the issuance of stock options to purchase 1,250,000 shares of common stock exercisable at $0.04 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at $42,250 in the aggregate. In addition to other provisions, the settlement agreements included mutual releases. The settlements resulted in the Company recognizing a gain of $393,590 during the year ended December 31, 2014.

On September 2, 2014, the Company recognized a gain of $287,809 resulting from the settlement of an obligation to the Institute for the Study of Aging. Additional information with respect to this settlement is provided at Note 4.

6. Stockholders’ Deficiency

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2013, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred Stock”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”); and 205,000 shares were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating Preferred Stock”). On March 14, 2014, the Company filed a Certificate of Designation, Preferences, Rights and Limitations, (the “Certificate of Designation”) of its Series G 1.5% Convertible Preferred Stock with the Secretary of State of the State of Delaware to amend the Company’s certificate of incorporation. The number of shares designated as Series G 1.5% Convertible Preferred Stock is 1,700 (which shall not be subject to increase without the written consent of a majority of the holders of the Series G 1.5% Convertible Preferred Stock or as otherwise set forth in the Certificate of Designation). Accordingly, as of December 31, 2014, 3,505,800 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

In July 2009, the Company completed a private placement of 4,029 shares of its Series F Convertible Preferred Stock with a stated value of $1,000 per share and warrants to purchase an aggregate of 6,060,470 shares of its common stock to a single institutional investor. The warrants issued to the investor had an exercise price of $0.2699 per share and were exercisable on or before January 31, 2013. The warrants expired unexercised. As of December 31, 2009, the Series F Convertible Preferred Stock had fully converted into 12,120,938 shares of the Company’s common stock at a conversion price of $0.3324 per share.

There were no shares of 9% Preferred Stock or Series A Junior Participating Preferred Stock outstanding as of December 31, 2014 or 2013.

Series B Preferred Stock outstanding as of December 31, 2014 and 2013 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred Stock is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, which is subject to adjustment under certain circumstances. As of December 31, 2014 and 2013, the shares of Series B Preferred Stock outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred Stock for $25,001, equivalent to $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

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

The Series G 1.5% Convertible Preferred Stock has a stated value of $1,000 per share and a stated dividend at the rate per share (as a percentage of the Stated Value per share) of 1.5% per annum, payable quarterly within 15 calendar days of the end of each fiscal quarter of the Company, in duly authorized, validly issued, fully paid and non-assessable shares of Series G 1.5% Convertible Preferred Stock, which may include fractional shares of Series G 1.5% Convertible Preferred Stock. The Company recorded a dividend on the Series G 1.5% Convertible Preferred Stock of $10,926 during the year ended December 31, 2014, which was paid through the issuance of an additional 10.9 shares of Series G 1.5% Convertible Preferred Stock.

The Series G 1.5% Convertible Preferred Stock became convertible, beginning 60 days after the last share of Series G 1.5% Convertible Preferred Stock is issued in the Private Placement, at the option of the holder, into common stock at the applicable conversion price, at a rate determined by dividing the Stated Value of the shares of Series G 1.5% Convertible Preferred Stock to be converted by the conversion price, subject to adjustments for stock dividends, splits, combinations and similar events as described in the form of Certificate of Designation. As the stated value of the Series G 1.5% Convertible Preferred Stock is $1,000 per share, and the fixed conversion price is $0.0033, each share of Series G 1.5% Convertible Preferred Stock is convertible into 303,030.3 shares of common stock. In addition, the Company has the right to require the holders of the Series G 1.5% Convertible Preferred Stock to convert such shares into common stock under certain enumerated circumstances as set forth in the Certificate of Designation.

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

Aurora Capital LLC was one of the placement agents for this financing, and Aurora and its designees and/or affiliates received fees in connection with this financing in the form of cash of $2,800 and warrants to purchase 10,427,029 shares of common stock during the year ended December 31, 2014.

Effective August 25, 2014, a finder’s warrant issued on April 17, 2014 in conjunction with the Private Placement of the Series G 1.5% Convertible Preferred Stock, representing the right to acquire a total of 2,112,879 shares of common stock, was exercised in full on a cashless basis, resulting in the net issuance of 1,942,124 shares of common stock.

Effective September 5, 2014, a finder’s warrant issued on April 17, 2014 in conjunction with the Private Placement of the Series G 1.5% Convertible Preferred Stock, representing the right to acquire a total of 2,412,878 shares of common stock, was exercised in part (50%, or 1,206,439 shares) on a cashless basis, resulting in the net issuance of 1,126,814 shares of common stock.

Effective September 26, 2014, a finder’s warrant issued on April 17, 2014 in conjunction with the Private Placement of the Series G 1.5% Convertible Preferred Stock, representing the right to acquire a total of 1,400,000 shares of common stock, was exercised in full on a cashless basis, resulting in the net issuance of 1,326,080 shares of common stock.

Effective December 16, 2014, 66.68888 shares of Series G 1.5% Convertible Preferred Stock, including 0.68888 dividend shares, were converted into 20,208,752 shares of common stock on a cashless basis.

As of December 31, 2014, the Series G 1.5% Convertible Preferred Stock was convertible into 264,465,728 shares of the Company’s common stock, including 3,102,094 shares attributable to the 1.5% dividend on such shares of $10,237 accrued as of that date.

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

On September 3, 2014, James Sapirstein and Kathryn MacFarlane were appointed to the Board of Directors of the Company, and in connection therewith, pursuant to the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan, they were awarded an aggregate of 4,000,000 shares of common stock of the Company, consisting of 2,000,000 shares to each new director, vesting 50% upon appointment to the Board of Directors, 25% on September 30, 2014 and 25% on December 31, 2014. The stock awards were valued at $0.049 per share, which was the closing price of the Company’s common stock on September 3, 2014. During the year ended December 31, 2014, the Company recorded a charge to operations of $196,000 with respect to these stock awards.

On September 18, 2014, Dr. John Greer, Ph.D. was appointed to the position of Chairman of the Company’s Scientific Advisory Board. Dr. Greer is the Director of the Neuroscience and Mental Health Institute at the University of Alberta, holds two grants regarding research into neuromuscular control of breathing, and is the inventor on the use patents licensed by the Company with respect to ampakines. In connection with the appointment of Dr. Greer as Chairman of the Company’s Scientific Advisory Board on September 18, 2014, the Board of Directors awarded 2,000,000 shares of common stock of the Company to Dr. Greer (through his wholly-owned consulting company, Progress Scientific, Inc.), vesting 25% upon appointment, 25% on September 30, 2014, 25% on December 31, 2014, and 25% on March 31, 2015. The stock award was valued at $0.066 per share, which was the closing price of the Company’s common stock on September 18, 2014. This stock award was made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. During the year ended December 31, 2014, the Company recorded a charge to operations of $99,000 with respect to this stock award. At December 31, 2014, total unrecognized compensation expense for the outstanding unvested stock awards was $33,000, which will be recognized during the three months ending March 31, 2015.

Richard Purcell was appointed as the Company’s Senior Vice President of Research and Development effective October 15, 2014. In conjunction with his appointment, the Company has agreed to issue to Mr. Purcell 2,000,000 shares of the Company’s common stock, with 25% of such stock grant vesting and issuable every three months after the date of his appointment (i.e., on January 15, 2015, April 15, 2015, July 15, 2015 and October 15, 2015), subject to Mr. Purcell’s continued relationship with the Company on each of the vesting dates. The stock grant is being made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. Based on the Company’s closing stock price on October 15, 2014 of $0.078 per share, the Company will recognize a charge to operations with respect to the stock grant of $39,000 on each of January 15, 2015, April 15, 2015, July 15, 2015 and October 15, 2015.

Information with respect to common stock purchase warrants issued to finders and placement agents in connection with the sale of the Notes and Warrants is provided at Note 3 under “10% Convertible Notes Payable.”

Information with respect to the issuance of common stock in 2014 upon the exercise of common stock purchase warrants issued to finders and placement agents in connection with the Private Placement of the Series G 1.5% Convertible Preferred Stock is provided above at “Series G 1.5% Convertible Preferred Stock.”

Common Stock Warrants

In connection with the private placement of the Company’s Series F Convertible Preferred Stock in July 2009, the Company issued warrants to purchase an aggregate of 6,060,470 shares of its common stock to a single institutional investor. The warrants had an exercise price of $0.2699 per share and were exercisable on or before January 31, 2013. The Company also issued warrants to purchase an additional 606,047 shares of the Company’s common stock to the placement agent for that transaction. These warrants had an exercise price of $0.3656 per share and were subject to the same exercisability term as the warrants issued to the investor. The warrants issued to the investor and to the placement agent were subject to a call provision in favor of the Company. None of these investor or placement agent warrants were exercised, and consequently, these warrants to purchase 6,666,517 shares of the Company’s common stock expired unexercised in January 2013.

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

Information with respect to the issuance and exercise of common stock purchase warrants with respect to finders and placement agents in connection with the private placement of the Series G 1.5% Convertible Preferred Stock is provided above at “Series G 1.5% Convertible Preferred Stock.” Information with respect to the issuance of common stock purchase warrants in connection with the Convertible Note Payable and Warrant Purchase Agreement is provided at Note 3.

A summary of warrant activity for the year ended December 31, 2014 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2013	4,000,000	$0.05600
Issued	30,405,414	0.01535
Exercised	(4,719,318)	0.00396
Expired	(4,000,000)	0.05600
Warrants outstanding at December 31, 2014	25,686,096	$0.01744	2.74

Warrants exercisable at December 31, 2013	4,000,000	$0.05600
Warrants exercisable at December 31, 2014	25,686,096	$0.01744	2.74

The exercise prices of common stock warrants outstanding and exercisable are as follows at December 31, 2014:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.00396	14,531,953	14,531,953	April 17, 2019
$0.03500	11,154,143	11,154,143	September 15, 2015
	25,686,096	25,686,096

Based on a fair market value of $0.0451 per share on December 31, 2014, the intrinsic value of exercisable in-the-money stock warrants was $710,501 as of December 31, 2014.

A summary of warrant activity for the year ended December 31, 2013 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2012	12,357,884	$0.18200
Issued	—	—
Exercised	—	—
Expired	(8,357,884)	0.24300
Warrants outstanding at December 31, 2013	4,000,000	$0.05600	0.48

Warrants exercisable at December 31, 2012	12,357,884	$0.18200
Warrants exercisable at December 31, 2013	4,000,000	$0.05600	0.48

The exercise prices of common stock warrants outstanding and exercisable are as follows at December 31, 2013:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.056	4,000,000	4,000,000	June 25, 2014

Based on a fair market value of $0.0261 per share on December 31, 2013, there were no exercisable in-the-money common stock warrants as of December 31, 2013.

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

Under the 2006 Plan, the Company was able to issue a variety of equity vehicles to provide flexibility in implementing equity awards, including incentive stock options, nonqualified stock options, restricted stock grants, stock appreciation rights, stock payment awards, restricted stock units and dividend equivalents. The exercise price of stock options offered under the 2006 Plan must be at least 100% of the fair market value of the common stock on the date of grant. If the person to whom an incentive stock option is granted is a 10% stockholder of the Company on the date of grant, the exercise price per share shall not be less than 110% of the fair market value on the date of grant. Pursuant to the 2006 Plan, options are generally forfeited ninety days from the date of termination of an optionee’s continuous service if such termination occurs for any reason other than permanent disability or death. The Company is no longer making awards under the 2006 Plan.

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

During the three months ended June 30, 2014, the Company executed settlement agreements with two former professional service providers that resulted in the settlement of potential claims totaling $496,514. In conjunction with such settlement agreements, the Company issued stock options to purchase 1,250,000 shares of common stock exercisable at $0.04 per share for a period of five years. The stock options were valued pursuant to the Black-Scholes option-pricing model at $42,250.

None of the options outstanding prior to July 17, 2014 were issued pursuant to the Company’s stock option plans.

On July 17, 2014, the Board of Directors of the Company awarded stock options to purchase a total of 15,000,000 shares of common stock of the Company, consisting of options for 5,000,000 shares to each of the Company’s three executive officers, who were also all of the directors of the Company at that time. The stock options were awarded as compensation for those individuals through December 31, 2014. The stock options vested in three equal installments on July 17, 2014 (at issuance), September 30, 2014, and December 31, 2014, and expire on July 17, 2019. The exercise price of the stock options was established on the grant date at $0.05 per share, as compared to the closing market price of the Company’s common stock on such date of $0.044 per share, reflecting an exercise price premium of $0.006 per share or 13.6%. These awards were made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. During the year ended December 31, 2014, the Company recorded a charge to operations of $655,500 with respect to these stock options, reflecting the grant date fair value of the stock options calculated pursuant to the Black-Scholes option-pricing model.

Information with respect to common stock awards issued to officers and directors in 2014 as compensation is provided above under “Common Stock.”

A summary of stock option activity for the year ended December 31, 2014 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2013	5,166,668	$0.060
Granted	20,550,000	0.048
Expired	—	—
Forfeited	—	—
Options outstanding at December 31, 2014	25,716,668	$0.050	5.45

Options exercisable at December 31, 2013	5,166,668	$0.060
Options exercisable at December 31, 2014	25,716,668	$0.050	5.45

As of December 31, 2014, all outstanding options were fully vested. Accordingly, there was no deferred compensation expense to be recognized in future periods for outstanding but unvested stock options.

The exercise prices of common stock options outstanding and exercisable were as follows at December 31, 2014:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.040	2,400,000	2,400,000	March 13, 2019
$0.040	1,250,000	1,250,000	April 14, 2019
$0.043	1,100,000	1,100,000	March 14, 2024
$0.049	800,000	800,000	February 28, 2024
$0.050	15,000,000	15,000,000	July 17, 2019
$0.060	3,083,334	3,083,334	July 17, 2022
$0.060	2,083,334	2,083,334	August 10, 2022

	25,716,668	25,716,668

Based on a fair market value of $0.0451 per share on December 31, 2014, the intrinsic value of exercisable in-the-money stock options was $20,925 as of December 31, 2014.

A summary of stock option activity for the year ended December 31, 2013 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2012	10,754,155	$0.557
Granted	—	—
Expired	—	—
Forfeited	(5,587,487)	1.018
Options outstanding at December 31, 2013	5,166,668	$0.060	8.61

Options exercisable at December 31, 2012	10,754,155	$0.557
Options exercisable at December 31, 2013	5,166,668	$0.060	8.61

The exercise prices of common stock options outstanding and exercisable were as follows at December 31, 2013:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.060	3,083,334	3,083,334	July 17, 2022
$0.060	2,083,334	2,083,334	August 10, 2022

	5,166,668	5,166,668

Based on a fair market value of $0.0261 per share on December 31, 2013, there were no exercisable in-the-money common stock options as of December 31, 2013.

For the years ended December 31, 2014 and 2013, stock-based compensation costs included in the statements of operations consisted of general and administrative expenses of $3,131,500 and $0, respectively, and research and development expenses of $99,000 and $0, respectively.

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

The stock options and warrants outstanding at June 30, 2012 were all out-of-the-money on August 10, 2012. During late July and early August 2012, the Company issued options to officers and directors at that time to purchase a total of 7,361,668 shares of common stock exercisable for ten years at $0.06 per share. By October 1, 2012, these options were also out-of-the-money and continued to be out-of-the-money through December 31, 2013. All of the aforementioned options and warrants became increasingly out-of-the-money as December 31, 2012 approached (with most options and warrants being out of the money by multiples of the exercise price at such date), reflecting the fact that the Company’s prospects were very negative. The Company was unable to raise operating capital subsequent to its acquisition of Pier, had run out of working capital and essentially ceased business operations during the fourth quarter of 2012, had not filed its September 30, 2012 Form 10-Q Quarterly Report with the U.S. Securities and Exchange Commission due on November 14, 2012, had accepted the resignations of most of its officers and directors, and had prepared to shut-down and liquidate. There were no stock options or warrants exercised subsequent to August 10, 2012 that triggered additional contingent consideration, and the only remaining stock options outstanding that could still trigger the additional contingent consideration generally remained out-of-the-money through December 31, 2014. As of December 31, 2014, 2,111,445 contingent shares of common stock remained issuable under the Pier merger agreement due to expirations and forfeitures of stock options and warrants occurring since August 10, 2012.

The Company concluded that the issuance of any of the contingent shares to the Pier Stock Recipients was remote, given the large spread between the exercise prices of these stock options and warrants as compared to the common stock trading range, the subsequent expiration or forfeiture of most of the options and warrants, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants have generally remained out-of-the-money through December 31, 2014, and have continued to expire, as time passes. Accordingly, the Company considered the fair value of the contingent consideration to be immaterial and therefore did not ascribe any value to such contingent consideration; if any such shares are ultimately issued to the former Pier stockholders, the Company will recognize the fair value of such shares as a charge to operations.

Common Shares Reserved for Issuance

As of December 31, 2014, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred Stock; 25,686,096 shares for issuance upon exercise of warrants; 25,716,668 shares for issuance upon exercise of outstanding stock options; 25,633,002 shares to cover equity grants available for future issuance pursuant to the 2014 Plan; 264,465,728 shares for issuance upon conversion of the Series G 1.5% Convertible Preferred Stock; 10,674,107 shares for issuance upon conversion of the 10% Convertible Notes; and 2,111,445 shares issuable as contingent shares pursuant to the Pier merger. The Company expects to satisfy such stock obligations through the issuance of authorized but unissued shares of common stock.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2014 and 2013 are summarized below.

	December 31,
	2013	2013
Capitalized research and development costs	$150,000	$148,000
Research and development credits	3,239,000	3,239,000
Stock-based compensation	468,000	126,000
Net operating loss carryforwards	35,977,000	35,450,000
Accrued compensation	59,000	603,000
Accrued interest due to related party	109,000	89,000
Other, net	32,000	38,000
Total deferred tax assets	40,034,000	39,693,000
Valuation allowance	(40,034,000)	(39,693,000)
Net deferred tax assets	$—	$—

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2014 and 2013, management was unable to determine that it was more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2014 and 2013 due to the losses incurred during such periods. The Company’s effective tax rate is different from the federal statutory rate of 35% due primarily to net losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014	2013

U. S. federal statutory tax rate	(35.0)%	(35.0)%
Stock-based compensation	27.5%	—%
Adjustment to deferred tax asset for expirations and forfeitures related to stock-based compensation	—%	61.0%
Change in valuation allowance	7.6%	(26.3)%
Other	(0.1)%	0.3%
Effective tax rate	0.0%	0.0%

As of December 31, 2014, the Company had federal and state tax net operating loss carryforwards of approximately $87,287,000 and $92,990,000, respectively. The state tax net operating loss carryforward consists of $91,940,000 for California purposes and $1,050,000 for New Jersey purposes. The difference between the federal and state tax loss carryforwards was primarily attributable to the capitalization of research and development expenses for California franchise tax purposes. The federal and state net operating loss carryforwards will expire at various dates from 2014 through 2034. The Company also had federal and California research and development tax credit carryforwards that totaled approximately $2,093,000 and $1,146,000, respectively, at December 31, 2014. The federal research and development tax credit carryforwards will expire at various dates from 2014 through 2032. The California research and development tax credit carryforward does not expire and will carryforward indefinitely until utilized. The utilization of California carryforwards is limited by the Company’s withdrawal from that state effective December 31, 2014.

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

See Note 6 for a description of other transactions between the Company and Aurora Capital LLC.

See Notes 3 and 6 for a description of transactions with Samyang, a significant stockholder of and lender to the Company.

9. Commitments and Contingencies

Pending or Threatened Legal Actions and Claims

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s financial statements with respect to such matters.

A former director of the Company, who joined the Company’s Board of Directors on August 10, 2012 in conjunction with the Pier transaction and who resigned from the Company’s Board of Directors on September 28, 2012, has asserted certain claims for consulting compensation against the Company. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its consolidated financial statements at December 31, 2014 and 2013.

The Company’s patent legal counsel has recorded a lien against certain of the Company’s patents and patent applications relating to its ampakine technology in the United States Patent and Trademark Office with respect to outstanding delinquent invoices payable to the law firm aggregating approximately $158,000, which amount is included in accounts payable and accrued expenses in the Company’s consolidated balance sheets at December 31, 2014 and 2013. The Company is in discussions with the law firm to resolve this matter and obtain release of the lien, as well as to structure a mutually agreeable operating framework for future patent legal services.

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

Lease Commitment

On May 14, 2012, the Company executed a three-year lease for approximately 5,000 square feet of office space beginning June 1, 2012 at a monthly rate of $9,204. During December 2012, the Company substantially vacated its operating facility prior to the scheduled termination of the lease agreement in May 2015. In May 2013, a settlement with the landlord was reached, resulting in a gain of $1,990 during the year ended December 31, 2013, and the lease was terminated.

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

On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its consolidated financial statements at December 31, 2014 and 2013.

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

University of Illinois 2014 Exclusive License Agreement

On June 27, 2014, the Company entered into an Exclusive License Agreement (the “2014 License Agreement”) with the University of Illinois, the material terms of which were similar to the License Agreement between the parties that had been previously terminated on March 21, 2013. The 2014 License Agreement became effective on September 18, 2014, upon the completion of certain conditions set forth in the 2014 License Agreement, including (i) the payment by the Company of a $25,000 licensing fee, (ii) the payment by the Company of outstanding patent costs aggregating $15,840, and (iii) the assignment to the University of Illinois of rights the Company held in certain patent applications, all of which conditions were fulfilled. In exchange for certain milestone and royalty payments, the 2014 License Agreement granted the Company (i) exclusive rights to several issued and pending patents in numerous jurisdictions and (ii) the non-exclusive right to certain technical information that is generated by the University of Illinois in connection with certain clinical trials as specified in the 2014 License Agreement, all of which relate to the use of cannabinoids for the treatment of sleep related breathing disorders. The Company is developing dronabinol (Δ9-tetrahydrocannabinol), a cannabinoid, for the treatment of OSA, the most common form of sleep apnea.

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

Senior Vice President of Research and Development

Richard Purcell was appointed as the Company’s Senior Vice President of Research and Development effective October 15, 2014. Mr. Purcell’s commitment to the Company is for 30 hours per week in order to allow him to comply with his previous professional commitments. Mr. Purcell provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc., with which the Company has contracted for his services, for a monthly cash fee of $12,500. The Company has also agreed to issue to Mr. Purcell additional compensation in the form of 2,000,000 shares of the Company’s common stock, with 25% of such stock grant vesting and issuable every three months after the date of his appointment (i.e., on January 15, 2015, April 15, 2015, July 15, 2015 and October 15, 2015), subject to Mr. Purcell’s continued relationship with the Company on each of the vesting dates. The stock grant is being made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. Based on the Company’s closing stock price on October 15, 2014 of $0.078 per share, the Company will recognize a charge to operations with respect to the stock grant of $39,000 on each of January 15, 2015, April 15, 2015, July 15, 2015 and October 15, 2015.

10. Subsequent Events

Convertible Note and Warrant Financing

On February 2, 2015, the Company sold an additional $210,000 of principal amount of its 10% Convertible Notes Payable and Warrants to various accredited investors. The Company terminated this financing effective February 18, 2015.

Conversion of Series G 1.5% Convertible Preferred Stock

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

CORTEX PHARMACEUTICALS, INC.

Date: March 30, 2015	By:	/s/ Arnold S. Lippa, Ph.D.
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

Signature	Title	Date

/s/ Arnold S. Lippa, Ph.D.	President, Chief Executive Officer	March 30, 2015
Arnold S. Lippa, Ph.D.	(Principal Executive Officer), Director and Chairman of the Board

/s/ Robert N. Weingarten	Vice President, Chief Financial Officer	March 30, 2015
Robert N. Weingarten	(Principal Financial and Accounting Officer) and Director

/s/ Jeff E. Margolis	Vice President, Treasurer, Secretary and Director	March 30, 2015
Jeff E. Margolis

/s/ James E. Sapirstein	Director	March 30, 2015
James E. Sapirstein

/s/ Kathryn MacFarlane	Director	March 30, 2015
Kathryn MacFarlane

Cortex Pharmaceuticals, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2013

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of August 10, 2012, by and among Cortex Pharmaceuticals, Inc., Pier Acquisition Corp. and Pier Pharmaceuticals, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 16, 2012.

3.1	Second Restated Certificate of Incorporation dated May 19, 2010, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed May 24, 2010.

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.

3.3	Certificate of Designation, Preferences, Rights and Limitations of Series G 1.5% Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014.

3.4	Certificate of Amendment of the Certificate of Incorporation of Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 18, 2014.

3.5	Certificate of Amendment of By-Laws of the Company, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed November 15, 2007.

4.3	Placement Agency Agreement, dated August 24, 2007, by and between Cortex Pharmaceuticals, Inc. and JMP Securities LLC and Rodman and Renshaw, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed August 27, 2007.

4.4	Placement Agency Agreement, dated April 13, 2009, by and between the Company and Rodman & Renshaw, LLC, Form of Securities Purchase Agreement and Form of Common Stock Purchase Warrant issued by the Company, incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Current Report on Form 8-K filed April 17, 2009.

10.1	License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.2	License Agreement dated June 25, 1993, as amended, between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.3.	Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q as filed on November 14, 2002.*

10.4	Employment agreement dated May 17, 2000, between the Company and James H. Coleman, incorporated by reference to Exhibit 10.69 to the Company’s Report on Form 10-QSB filed February 12, 2001.*

10.5	Severance agreement dated October 26, 2000, between the Company and Maria S. Messinger, incorporated by reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-QSB filed February 12, 2001.*

10.6	Employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q, as filed on November 14, 2002.*

10.7	First Amendment dated August 8, 2003 to the employment agreement between the Company and Roger G. Stoll, Ph.D., incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K filed September 19, 2003.*

10.8	Form of Incentive/Nonqualified Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to Exhibit 10.80 to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.9	Form of Restricted Stock Award under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to Exhibit 10.81 to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.10	Amendment dated January 1, 2004 to the employment agreement dated May 17, 2000 between the Company and James H. Coleman, incorporated by reference to Exhibit 10.82 to the Company’s Annual Report on Form 10-K filed on September 27, 2004.*

10.11	Second Amendment dated November 10, 2004 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q filed on November 15, 2004.*

10.12	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s Amended and Restated 1996 Stock Incentive Plan, incorporated by reference to Exhibit 10.88to the Company’s Annual Report on Form 10-K filed March 21, 2005.*

10.13	Stock Ownership Policy for the Company’s Directors and Executive Officers as adopted by the Company’s Board of Directors on December 16, 2004, incorporated by reference to Exhibit 10.89 to the Company’s Annual Report on Form 10-K filed March 21, 2005.*

10.14	Third Amendment dated August 13, 2005 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed August 17, 2005.*

10.15	Employment letter of agreement dated January 9, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to Exhibit 10.92 to the Company’s Annual Report on Form 10-K filed March 16, 2006.*

10.16	Non-qualified Stock Option Agreement dated January 30, 2006 between the Company and Mark Varney, Ph.D., incorporated by reference to Exhibit 10.93 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2006.*

10.17	Cortex Pharmaceuticals, Inc. 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.94 to the Company’s Report on Form 8-K filed May 11, 2006.*

10.18	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.96 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*

10.19	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s 2006 Stock Plan, incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*

10.20	Negative Equity Agreement dated February 1, 2007 between the Company and Mark A. Varney, Ph.D., incorporated by reference to Exhibit 10.100 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007.*

10.21	Amendment No. 1 to the Company’s 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.101 to the Company’s Current Report on Form 8-K filed May 15, 2007.*

10.22	Amendment to the Exclusive License Agreement between the Company and The Regents of the University of California, dated as of June 1, 2007, incorporated by reference to Exhibit 10.102 to the Company’s Current Report on Form 8-K filed June 7, 2007.

10.23	Patent License Agreement between the Company and the University of Alberta, dated as of May 9, 2007, incorporated by reference to Exhibit 10.105 to the Company’s Annual Report on Form 10-K filed March 17, 2008. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.24	Severance Agreement dated May 2, 2008, between the Company and Steven A. Johnson, Ph.D., incorporated by reference to Exhibit 10.107 to the Company’s Quarterly Report on Form 10-Q filed May 8, 2008.*

10.25	Fourth Amendment, dated July 11, 2008, to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to Exhibit 10.109 to the Company’s Report on Form 8-K filed July 17, 2008.*

10.26	Amendment No. 2 to Employment Agreement, dated as of December 22, 2008, between the Company and James H. Coleman, incorporated by reference to Exhibit 10.110 to the Company’s Report on Form 8-K filed December 23, 2008.*

10.27	Amendment No. 1 Severance Agreement, dated as of December 22, 2008, between the Company and Maria S. Messinger, incorporated by reference to Exhibit 10.111 to the Company’s Report on Form 8-K filed December 23, 2008.*

10.28	Employment Agreement, dated as of December 19, 2008, between the Company and Mark A. Varney, Ph.D., incorporated by reference Exhibit 10.112 to the Company’s Report on Form 8-K filed December 23, 2008.*

10.29	Form of Retention Bonus Agreement, dated March 13, 2009, between the Company and each of its executive officers, incorporated by reference to Exhibit 10.113 to the Company’s Current Report on Form 8-K filed March 19, 2009.*

10.30	Securities Purchase Agreement, dated July 29, 2009, by and between the Company and the Investor, including a form of Registration Rights Agreement attached as Exhibit B thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to Exhibit 10.114 to the Company’s Current Report on Form 8-K filed July 30, 2009.

10.31	Amendment No. 2 to the Company’s 2006 Stock Incentive Plan, effective as of June 5, 2009, incorporated by reference Exhibit 10.115 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009.*

10.32	Amendment No. 3 to the Company’s 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.118 to the Company’s Current Report on Form 8-K filed May 24, 2010.*

10.33	Sixth Amendment dated August 12, 2010 to the employment agreement dated October 29, 2002 between the Company and Roger G. Stoll, incorporated by reference to Exhibit 10.119 to the Company’s Report on Form 8-K filed August 18, 2010.*

10.34	Amendment to the License Agreement between the Company and The Regents of the University of California, dated as of August 24, 2010, incorporated by reference to Exhibit 10.120 to the Company’s Report on Form 8-K filed August 30, 2010

10.35	Fifth Amendment to the License Agreement between the Company and The Regents of the University of California, dated as of March 15, 2011, incorporated by reference to Exhibit 10.121 to the Company’s Current Report on Form 8-K filed March 21, 2011.

10.36	Asset Purchase Agreement dated March 15, 2011 by and between the Company and Biovail Laboratories SRL, incorporated by reference to Exhibit 10.122 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2011. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.37	First Amendment dated August 2, 2011 to the Employment Agreement dated December 19, 2008 between the Company and Mark A. Varney, Ph.D., incorporated by Exhibit 10.123 to the Company’s Current Report on Form 8-K filed August 8, 2011.*

10.38	Seventh Amendment dated August 2, 2011 to the Employment Agreement dated October 29, 2002 between the Company and Roger G. Stoll, Ph.D., incorporated by reference to Exhibit 10.124 to the Company’s Current Report on Form 8-K filed August 8, 2011.*

10.39	Patent Assignment and Option and Amended and Restated Agreement dated June 10, 2011 between the Company and Les Laboratoires Servier, incorporated by reference to Exhibit 10.125 to the Company’s Quarterly Report on Form 10-Q filed August 18, 2011. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

10.40	Securities Purchase Agreement, dated January 15, 2010, by and between the Company and Samyang Optics Co. Ltd., including a form of Promissory Note attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit B thereto, incorporated by reference to Exhibit 10.116 to the Company’s Current Report on Form 8-K filed January 21, 2010.

10.41	Securities Purchase Agreement, dated October 20, 2011, by and between the Company and Samyang Value Partners Co., Ltd., including a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to Exhibit 10.127 to the Company’s Annual Report on Form 10-K filed March 30, 2012.

10.42	Lease Agreement, dated May 17, 2012, for the Company’s facilities in Irvine, California, incorporated by reference to Exhibit 10.128 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2012.

10.43	Securities Purchase Agreement, dated June 25, 2012, by and between the Company and Samyang Optics Co. Ltd., including a form of Promissory Note attached as Exhibit A thereto, a form of Common Stock Purchase Warrant attached as Exhibit B thereto, and a form of Security Agreement attached as Exhibit C thereto, incorporated by reference to Exhibit 10.129 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2012.

10.44	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014.

10.45	Cortex Pharmaceuticals, Inc. 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2014.*

10.46	Exclusive License Agreement, dated as of June 27, 2014, by and between the Board of Trustees of the University of Illinois, a body corporate and politic of the State of Illinois, and Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2014.

10.47	Form of Non-Statutory Stock Option Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2014.*

10.48	Form of Incentive Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2014.*

10.49	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2014.*

10.50	Release Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2014.

10.51	Convertible Note and Warrant Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2014.

21**	Subsidiaries of the Registrant.

23.1**	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.

24**	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K).

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.
**	Filed herewith.

