Form 10-Q/A
period 2015-03-31
CORTEX PHARMACEUTICALS INC/DE/
filed 2015-08-07
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes [  ] No [X]

As of July 31, 2015, the Company had 413,976,852 shares of common stock, $0.001 par value, issued and outstanding.

Documents incorporated by reference: None

Note on Restatement: The Company is amending its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 to restate its condensed consolidated financial statements as of and for the three months ended March 31, 2015, and to amend the related footnotes and other disclosures included therein, to record charges from a vendor for research and development services rendered during the three months ended March 31, 2015 that were inadvertently omitted from such financial statements, in part as a result of the delayed receipt of information and invoicing from the vendor (see Note 1 – Restatement). This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 does not purport to, and does not, update any other disclosures or information originally contained therein, except for certain limited disclosures related to the Company’s research and development activities and the subsequent events disclosures contained in Note 10 to the Condensed Consolidated Financial Statements for the three months ended March 31, 2015.

2

CORTEX PHARMACEUTICALS, INC.
AND SUBSIDIARY

3

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A of Cortex Pharmaceuticals, Inc. (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These might include statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly),” “continue,” “forecast,” “predict,” “plan,” “may,” “will,” “could,” “would,” “should,” “expect” or the negative of such terms or other comparable terminology. The Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to it on the date hereof, but the Company cannot provide assurances that these assumptions and expectations will prove to have been correct or that the Company will take any action that the Company may presently be planning. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected, anticipated or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies or changes thereto, available cash, research and development results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements (unaudited) and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q/A and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, including the section entitled “Item 1A. Risk Factors.” The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

4

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (As Restated – Note 1)	December 31, 2014
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$154,152	$162,752
Grant receivable	28,583	48,000
Capitalized financing costs	77,030	85,702
Prepaid insurance, including current portion of long-term prepaid insurance of $14,945 at March 31, 2015 and December 31, 2014	58,824	24,219

Total current assets	318,589	320,673
Equipment, net of accumulated depreciation of $3,561 and $1,659 at March 31, 2015 and December 31, 2014, respectively	17,336	16,741
Long-term prepaid insurance, net of current portion of $14,945 at March 31, 2015 and December 31, 2014	59,158	62,894

Total assets	$395,083	$400,308

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including $95,000 and $108,375 payable to related parties at March 31, 2015 and December 31, 2014, respectively	$2,173,254	$1,845,875
Accrued compensation and related expenses	18,500	144,000
Unearned grant revenues	12,382	34,333
10% convertible notes payable, including accrued interest of $16,715 and $4,093, net of unamortized discount of $367,354 and $323,350, at March 31, 2015 and December 31, 2014, respectively	228,861	50,243
Note payable to related party, including accrued interest of $134,611 and $122,618 at March 31, 2015 and December 31, 2014, respectively	534,060	526,257
Other short-term note payable, including accrued interest of $77	36,202	—

Total current liabilities	3,003,259	2,600,708

Commitments and contingencies (Note 9)

Stockholders’ deficiency:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.09812 per share: 3,679	21,703	21,703
Series G 1.5% cumulative mandatorily convertible preferred stock, $0.001 par value, $1,000 per share stated value and liquidation preference; aggregate liquidation preference (including dividends) $850,611 and $872,737 at March 31, 2015 and December 31, 2014, respectively; shares authorized: 1,700; shares issued and outstanding: 850.6 and 872.7 at March 31, 2015 and December 31, 2014, respectively; common shares issuable upon conversion at 303,030.3 common shares per Series G share: 257,760,939 shares, including 3,973,063 shares issuable for dividends of $13,111 at March 31, 2015, and 264,465,728 shares, including 3,102,094 shares issuable for dividends of $10,237 at December 31, 2014	850,611	872,737
Common stock, $0.001 par value; shares authorized: 1,400,000,000; shares issued and outstanding: 240,819,176 and 232,145,326 at March 31, 2015 and December 31, 2014, respectively	240,819	232,145
Additional paid-in capital	139,320,936	138,984,110
Accumulated deficit	(143,042,245)	(142,311,095)

Total stockholders’ deficiency	(2,608,176)	(2,200,400)

Total liabilities and stockholders’ deficiency	$395,083	$400,308

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2015 (As Restated – Note 1)	2014

Grant revenues	$74,534	$—

Operating expenses:
General and administrative, including $1,960,000 to related parties for the three months ended March 31, 2014	229,900	2,348,107
Research and development, including $76,500 to a related party for the three months ended March 31, 2015	440,792	64,089
Total operating expenses	670,692	2,412,196
Loss from operations	(596,158)	(2,412,196)
Gain on settlements with former management	92,550	1,038,270
Interest expense, including $11,993 and $12,046 to related parties for the three months ended March 31, 2015 and 2014, respectively	(228,534)	(13,061)
Foreign currency transaction gain	4,190	6,277
Net loss	(727,952)	(1,380,710)
Adjustments related to Series G 1.5% Convertible Preferred Stock:
Amortization of deemed dividend on Series G 1.5% Convertible Preferred Stock	—	(1,209,970)
Dividends on Series G 1.5% Convertible Preferred Stock	(3,198)	(408)

Net loss attributable to common stockholders	$(731,150)	$(2,591,088)

Net loss per common share - basic and diluted	$(0.00)	$(0.02)

Weighted average common shares outstanding - basic and diluted	238,705,800	152,274,889

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three Months Ended March 31, 2015

(As Restated – Note 1)

	Series B		Series G 1.5%
	Convertible		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency

Balance, December 31, 2014	37,500	$21,703	872.7	$872,737	232,145,326	$232,145	$138,984,110	$(142,311,095)	$(2,200,400)
Conversion of Series G 1.5% Convertible Preferred Stock	—	—	(25.3)	(25,324)	7,673,850	7,674	17,650	—	—
Common stock issued as compensation	—	—	—	—	1,000,000	1,000	71,000	—	72,000
Fair value of common stock options issued in connection with settlements with former management	—	—	—	—	—	—	25,450	—	25,450
Fair value of common stock warrants issued to investors in connection with the convertible note and warrant financing	—	—	—	—	—	—	112,557	—	112,557
Fair value of common stock warrants issued to finders in connection with the convertible note and warrant financing	—	—	—	—	—	—	12,726	—	12,726
Fair value of beneficial conversion feature of convertible notes payable issued to investors in connection with the convertible note and warrant financing	—	—	—	—	—	—	97,443	—	97,443
Dividends on Series G 1.5% Convertible Preferred Stock	—	—	3.2	3,198	—	—	—	(3,198)	—
Net loss	—	—	—	—	—	—	—	(727,952)	(727,952)
Balance, March 31, 2015	37,500	$21,703	850.6	$850,611	240,819,176	$240,819	$139,320,936	$(143,042,245)	$(2,608,176)

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015 (As Restated – Note 1)	2014

Cash flows from operating activities:
Net loss	$(727,952)	$(1,380,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,902	17
Amortization of discounts related to convertible notes payable -
Investor warrants	82,677	—
Beneficial conversion feature	83,320	—
Amortization of capitalized financing costs	37,098	—
Gain on settlements with former management	(92,550)	(1,038,270)
Stock-based compensation expense included in -
General and administrative expenses	—	2,280,000
Research and development expenses	72,000	—
Foreign currency transaction gain	(4,190)	(6,277)
Changes in operating assets and liabilities:
(Increase) decrease in -
Grant receivable	19,417	—
Prepaid insurance	5,256	(124,998)
Increase (decrease) in -
Accounts payable and accrued expenses	327,379	61,613
Accrued compensation and related expenses	(7,500)	(118,084)
Accrued interest payable	24,691	12,950
Unearned grant revenues	(21,951)	—
Net cash used in operating activities	(200,403)	(313,759)
Cash flows from investing activities:
Purchases of equipment	(2,497)	(1,925)
Net cash used in investing activities	(2,497)	(1,925)
Cash flows from financing activities:
Proceeds from sale of Series G 1.5% Convertible Preferred Stock	—	753,220
Proceeds from convertible note and warrant financing	210,000	—
Proceeds from issuance of notes payable to Chairman	—	75,000
Repayment of notes payable to Chairman	—	(150,000)
Cash payments made for deferred costs incurred in connection with convertible note and warrant financing	(15,700)	—
Cash payments made for costs incurred in connection with sale of Series G 1.5% Convertible Preferred Stock	—	(64,956)
Net cash provided by financing activities	194,300	613,264
Cash and cash equivalents:
Net increase (decrease)	(8,600)	297,580
Balance at beginning of period	162,752	14,352
Balance at end of period	$154,152	$311,932

(Continued)

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31,
	2015 (As Restated – Note 1)	2014

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$750	$—
Income taxes	$—	$—

Non-cash financing activities:
Amortization of deemed dividend on Series G 1.5% Convertible Preferred Stock	$—	$1,209,970
Dividends on Series G 1.5% Convertible Preferred Stock	$3,198	$408
Short-term note payable issued in connection with the procurement of director and officer insurance	$36,125	$—
Stated value of Series G 1.5% Convertible Preferred Stock converted into common stock	$25,324	$—
Fair value of common stock options issued in connection with settlements with former management	$25,450	$179,910
Fair value of common stock warrants issued to investors in connection with the convertible note and warrant financing	$112,557	$—
Fair value of common stock warrants issued to finders in connection with the convertible note and warrant financing	$12,726	$—
Fair value of beneficial conversion feature of convertible notes payable issued to investors in connection with the convertible note and warrant financing	$97,443	$—
Fair value of common stock warrants issued to placement agents and selected dealers in connection with the sale of Series G 1.5% Convertible Preferred Stock	$—	$443,848
Deferred financing costs transferred to additional paid-in capital in connection with sale of Series G 1.5% Convertible Preferred Stock	$—	$35,120

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2015 (As Restated – Note 1) and 2014

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

Restatement as of and for the Three Months Ended March 31, 2015

In July 2015, the Company determined that it had inadvertently omitted to record charges from, and a related liability to, a third party vendor for research and development services aggregating $129,821 during the three months ended March 31, 2015, in part as a result of the delayed receipt of information and invoicing from the vendor. Accordingly, the Company has amended its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 to restate its condensed consolidated financial statements as of and for the three months ended March 31, 2015, and to amend the related footnotes and other disclosures included therein. A summary of the accounting impact of this matter on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2015 is presented below.

	March 31, 2015
	As Reported	As Restated

Condensed Consolidated Balance Sheet:

Assets:
Total current assets	$318,589	$318,589
Total assets	$395,083	$395,083

Liabilities and Stockholders’ Deficiency:
Total current liabilities	$2,873,439	$3,003,259
Total liabilities	2,873,439	3,003,259
Total stockholders’ deficiency	(2,478,356)	(2,608,176)
Total liabilities and stockholders’ deficiency	$395,083	$395,083

	Three Months Ended March 31, 2015
	As Reported	As Restated

Condensed Consolidated Statement of Operations:

Revenues	$74,534	$74,534
Total operating expenses	540,872	670,692
Loss from operations	(466,338)	(596,158)
Net loss	(598,132)	(727,952)
Net loss attributable to common stockholders	(601,330)	(731,150)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)

	Three Months Ended March 31, 2015
	As Reported	As Restated

Condensed Consolidated Statement of Cash Flows:

Net cash used in operating activities	$(200,403)	$(200,403)
Net cash used in investing activities	(2,497)	(2,497)
Net cash provided by financing activities	194,300	194,300
Net increase (decrease) in cash	(8,600)	(8,600)
Balance at beginning of period	162,752	162,752
Balance at end of period	$154,152	$154,152

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

Prior to the merger, Pier conducted a 21 day, randomized, double-blind, placebo-controlled dose escalation Phase 2 clinical study in 22 patients with OSA, in which dronabinol produced a statistically significant reduction in the Apnea-Hypopnea Index, the primary therapeutic end-point, and was observed to be safe and well tolerated. Dronabinol is currently under investigation, at the University of Illinois and other centers, in a potentially pivotal 120 patient, double-blind, placebo-controlled Phase 2B OSA clinical trial, fully funded by the National Institutes of Health, which the University of Illinois currently expects to be completed during the second quarter of 2016. The Company is not involved in the management or funding of this clinical trial.

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $727,952 for the three months ended March 31, 2015 and $2,707,535 for the fiscal year ended December 31, 2014, negative operating cash flows of $200,403 for the three months ended March 31, 2015 and $885,869 for the fiscal year ended December 31, 2014, and expects to continue to incur net losses and negative operating cash flows for several more years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2014, has expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Settlements

On June 29, 2015, the Company’s settlement agreement with its former Vice President and Chief Financial Officer effective January 29, 2015, as amended on February 4, 2015, was further amended, resulting in a cash payment of $3,000, an extension of the $15,500 remaining balance due, plus the issuance of a stock option to purchase 50,000 shares of common stock exercisable at $0.018 per share (the closing market price on the date of grant) for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at $840.

On April 8, 2015, the Company entered into a Settlement Agreement with its patent legal counsel to settle amounts due to such firm for services rendered and costs incurred with respect to foreign associates and outside vendors aggregating $194,736. Pursuant to the terms of the Settlement Agreement, the law firm received a cash payment of $15,000, non-qualified stock options to purchase 2,520,442 shares of common stock exercisable at $0.0476 per share for a period of five years, and a short-term unsecured note payable in the principal amount of $59,763. The stock options were valued pursuant to the Black-Scholes option-pricing model at $119,217, based on the closing price of the Company’s common stock on April 8, 2015 of $0.0476 per share. The note payable bears interest at 10% per annum, which accrues and is payable at maturity, and is due at the earlier of (i) the closing of a transaction for the sale of the Company’s capital stock that results in net proceeds to the Company of at least $2,000,000, or (ii) December 31, 2015. In addition to various other provisions, the Settlement Agreement provides that the Company will have the option to pay for one-half of invoices for future legal services (excluding costs with respect to foreign associates and outside vendors) in the form of stock options. The Settlement Agreement also includes a release of the lien previously filed by the law firm against certain of the Company’s patents and patent applications relating to its ampakine technology in the United States Patent and Trademark Office, as well as for mutual releases.

During the three months and six months ended June 30, 2015, the Company executed agreements with four current professional service providers (including the Company’s current patent legal counsel referred to above) that resulted in the partial settlement of amounts owed to them by the Company. Obligations in the amount of $916,827 were settled for $15,000 in cash, the issuance of a note payable in the amount of $59,763, the issuance of 9,064,286 shares of common stock valued at $158,625 ($0.0175 per share), which was the then closing market price of the Company’s common stock, and the issuance of stock options to purchase 31,618,470 shares of common stock exercisable at the closing market price of the Company’s common stock on the date of issuance. Options for 2,520,442 shares were exercisable at $0.0476 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at an aggregate of $119,217 ($0.0473 per share). Options for 29,098,028 shares were exercisable at $0.0175 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at an aggregate of $488,847 ($0.0168 per share).

Conversions of Series G 1.5% Convertible Preferred Stock

During the period from April 1, 2015 through June 30, 2015, an aggregate of 538.208190 shares of Series G 1.5% Convertible Preferred Stock, including 8.728190 dividend shares, were converted into 163,093,392 shares of common stock on a cashless basis. There have been no conversions of Series G 1.5% Convertible Preferred Stock into common stock subsequent to June 30, 2015.

Note Payable to Chairman

On June 16, 2015, Dr. Arnold S. Lippa advanced $40,000 to the Company in order to meet working capital requirements. The advance is due on demand with interest at 10% per annum. As of June 30, 2015, accrued interest was $164.

2015 Stock and Stock Option Plan

On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan (the “2015 Plan”), which is substantially in the form of the 2014 Plan, except that the 2015 Plan does not provide for incentive stock options, stock appreciation rights and phantom stock, and does provide for a seven year exercise period, cashless and net exercise rights, as well as enhanced transferability. The 2015 Plan also provides for, among other things, the issuance of either or any combination of restricted shares of common stock and non-qualified stock options to purchase up to 150,000,000 shares of the Company’s common stock, to management, members of the Board of Directors, consultants and advisors. The Company does not intend to present the 2015 Plan to shareholders for approval.

Issuance of Stock Options

On June 30, 2015, the Board of Directors of the Company awarded stock options to purchase a total of 55,000,000 shares of common stock, consisting of options for 15,000,000 shares to each of three of the Company’s executive officers, Dr. Arnold S. Lippa, Jeff E. Margolis and Robert N. Weingarten, and options for 2,000,000 shares to each of five other members of management, the Company’s Scientific Advisory Board, and independent members of the Board of Directors. The stock options were awarded as partial compensation for those individuals through December 31, 2015. The stock options vested 50% on June 30, 2015 (at issuance), will vest 25% on September 30, 2015 and December 31, 2015, and will expire on June 30, 2022. The exercise price of the stock options was established on the grant date at $0.025 per share, as compared to the closing market price of the Company’s common stock on such date of $0.0175 per share, reflecting an exercise price premium of $0.0075 per share or 42.9%. These awards were made under the Company’s 2015 Plan. The grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $473,000.

Cash Compensation Arrangements with Officers and Directors

On June 30, 2015, the Board of Directors of the Company awarded cash bonuses totaling $215,000, including an aggregate of $195,000 to certain of the Company’s executive officers and an aggregate of $20,000 to the independent members of the Company’s Board of Directors. The cash bonuses awarded to executive officers were as follows: Dr. Arnold S. Lippa - $75,000; Jeff E. Margolis - $60,000; and Robert N. Weingarten - $60,000. The cash bonuses awarded to the two independent members of the Company’s Board of Directors were as follows: James E. Sapirstein - $10,000; and Kathryn MacFarlane - $10,000. The cash bonuses totaling $215,000 were awarded as partial compensation for services rendered by such persons from January 1, 2015 through June 30, 2015.

On June 30, 2015, the Board of Directors also established cash compensation arrangements for certain of the Company’s executive officers at the following monthly rates: Dr. Arnold S. Lippa - $12,500; Jeff E. Margolis - $10,000; and Robert N. Weingarten - $10,000. In addition, the Company established quarterly cash board fees for the two independent members of the Company’s Board of Directors as follows: James E. Sapirstein - $10,000; and Kathryn MacFarlane - $10,000. This compensation is payable in arrears and will commence on July 1, 2015 and continue through December 31, 2015, unless further revised as a result of new developments. Both the cash bonuses and the cash monthly compensation will be accrued but not paid until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis.

Partnership with the Knowledge Translation Strategy Unit of the Canadian Institutes of Health Research

On June 30, 2015, the Company announced a partnership with the Knowledge Translation Strategy Unit of the Canadian Institutes of Health Research. Through collaboration with John Greer, Ph.D., Chairman of the Company’s Scientific Advisory Board and Professor of Physiology and Alberta Innovates – Health Solutions Senior Scientist with the Neuroscience and Mental Health Institute at the University of Alberta, a research grant has been awarded by the Canadian Institutes of Health Research in the approximate amount of CAD$145,000 (approximately US$110,000) to partially fund the development of CX1942 and related compounds for the alleviation of various forms of respiratory depression. As the Principal Investigator, Dr. Greer will be heading the research and development effort. The Company intends to provide approximately CAD$85,000 (approximately US$65,000) of funding ratably over a period of approximately one year beginning in October 2015 to underwrite additional costs budgeted under this research grant. The data generated by this research grant will belong to the Company.

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

Prior to the merger, Pier conducted a 21 day, randomized, double-blind, placebo-controlled dose escalation Phase 2 clinical study in 22 patients with OSA, in which dronabinol produced a statistically significant reduction in the Apnea-Hypopnea Index, the primary therapeutic end-point, and was observed to be safe and well tolerated. Dronabinol is currently under investigation, at the University of Illinois and other centers, in a potentially pivotal 120 patient, double-blind, placebo-controlled Phase 2B OSA clinical trial, fully funded by the National Institutes of Health, which the University of Illinois currently expects to be completed during the second quarter of 2016. The Company is not involved in the management or funding of this clinical trial.

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

Anticipated Clinical Study

The Company has taken steps to conduct a double blind, placebo controlled, dose ascending Phase 2A clinical study in approximately 18 subjects to determine the ability of orally administered CX1739, the Company’s lead ampakine, to prevent the respiratory depression produced by remi-fentanyl, a strong opiate. Clinical supplies have been prepared, a clinical site has been chosen, a protocol has been finalized, and an investigational new drug application has been written and is ready for submission to the FDA. In this clinical study, subjects will be administered, once a week, either placebo or one of two doses of CX1739 prior to the administration of remi-fentanyl and respiration, analgesia and a number of other measures will be taken. The initiation of this clinical study is subject to the Company raising additional capital.

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $727,952 for the three months ended March 31, 2015 and $2,707,535 for the fiscal year ended December 31, 2014, negative operating cash flows of $200,403 for the three months ended March 31, 2015 and $885,869 for the fiscal year ended December 31, 2014, and expects to continue to incur net losses and negative operating cash flows for several more years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2014, has expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Research and Development. For the three months ended March 31, 2015, research and development expenses were $440,792, an increase of $376,703, as compared to $64,089 for the three months ended March 31, 2014. The increase in research and development expenses for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, is primarily a result of stock-based compensation of $33,000 to Dr. John Greer, Ph.D. in connection with his appointment to the position of Chairman of the Company’s Scientific Advisory Board and $39,000 to Richard Purcell in connection with his appointment as the Company’s Senior Vice President of Research and Development, $180,399 of project management costs related to the planning for an upcoming clinical study of CX1739, consulting fees of $37,500 paid to the Company’s Senior Vice President of Research and Development, an accrued minimum annual royalty of $25,000 to the University of Illinois, and salaries and other costs incurred in connection with work performed relating to the grant from the National Institute on Drug Abuse entered into on September 18, 2014.

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

Net Loss. For the three months ended March 31, 2015, the Company incurred a net loss of $727,952, as compared to a net loss of $1,380,710 for the three months ended March 31, 2014.

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

Dividends on Series G 1.5% Convertible Preferred Stock. For the three months ended March 31, 2015, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings were $3,198. For the three months ended March 31, 2014, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 closing were $408.

Net Loss Attributable to Common Stockholders. For the three months ended March 31, 2015, the Company incurred a net loss attributable to common stockholders of $731,150, as compared to a net loss attributable to common stockholders of $2,591,088 for the three months ended March 31, 2014.

Liquidity and Capital Resources – March 31, 2015

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $727,952 for the three months ended March 31, 2015 and $2,707,535 for the fiscal year ended December 31, 2014, negative operating cash flows of $200,403 for the three months ended March 31, 2015 and $885,869 for the fiscal year ended December 31, 2014, and expects to continue to incur net losses and negative operating cash flows for several more years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2014, has expressed substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2015, the Company had a working capital deficit of $2,684,670, as compared to a working capital deficit of $2,280,035 at December 31, 2014, reflecting a decrease in working capital of $404,635 for the three months ended March 31, 2015. The decrease in working capital during the three months ended March 31, 2015 is comprised primarily of an increase in accounts payable and accrued liabilities of $327,379 and a net increase in notes payable of $178,618 (reflecting the $210,000 of proceeds received from the February 2, 2015 closing of the convertible note and warrant financing), offset by the reduction in accrued compensation and related expenses resulting from the gain of $92,550 recognized in connection with the settlement agreement reached with the Company’s former Vice President and Chief Financial Officer.

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

New management, which joined the Company in March and April 2013, has been focusing on developing replacement controls and procedures that are adequate to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. New management has instituted a program to reestablish the Company’s accounting and financial staff and install new accounting and internal control systems, and has retained accounting personnel, established accounting and internal control systems, addressed the preparation of delinquent financial statements, and worked diligently to bring delinquent SEC filings current as promptly as reasonably possible under the circumstances. The Company is now current in its SEC periodic reporting obligations, but as of the date of the filing of this Quarterly Report on Form 10-Q/A, the Company had not yet completed the process to establish adequate internal controls over financial reporting.

In July 2015, the Company determined that it had inadvertently omitted to record charges from, and a related liability to, a third party vendor for research and development services rendered during the three months ended March 31, 2015, in part as a result of the delayed receipt of information and invoicing from the vendor. Accordingly, the Company has amended its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 to restate its condensed consolidated financial statements as of and for the three months ended March 31, 2015, and to amend the related footnotes and other disclosures included therein. Additional information with respect to this matter is contained at Note 1 to the condensed consolidated financial statements included elsewhere in this document. The Company has instituted additional internal control procedures to prevent a recurrence of such an event.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on March 30, 2015 (the “2014 Form 10-K”). The Risk Factors set forth in the 2014 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q/A. Any of the risks described in the 2014 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

CORTEX PHARMACEUTICALS, INC.
(Registrant)

Date: August 7, 2015	By:	/s/ ARNOLD S. LIPPA
Arnold S. Lippa
President and Chief Executive Officer

Date: August 7, 2015	By:	/s/ ROBERT N. WEINGARTEN
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

* Filed herewith.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” herewith not “filed.”

