Form 10-Q
period 2015-09-30
CORTEX PHARMACEUTICALS INC/DE/
filed 2015-11-12
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes [  ] No [X]

As of November 6, 2015, the Company had 489,846,883 shares of common stock, $0.001 par value, issued and outstanding.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$404,474	$162,752
Grant receivable	-	48,000
Capitalized financing costs	-	85,702
Prepaid expenses, including current portion of long-term prepaid insurance of $14,945 at September 30, 2015 and December 31, 2014	43,541	24,219

Total current assets	448,015	320,673
Equipment, net of accumulated depreciation of $7,038 and $1,659 at September 30, 2015 and December 31, 2014, respectively	13,859	16,741
Long-term prepaid insurance, net of current portion of $14,945 at September 30, 2015 and December 31, 2014	51,685	62,894

Total assets	$513,559	$400,308

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including $94,000 and $108,375 payable to related parties at September 30, 2015 and December 31, 2014, respectively	$1,408,723	$1,845,875
Accrued compensation and related expenses	425,059	144,000
Unearned grant revenues	-	34,333
10% convertible notes payable, including accrued interest of $46,172 and $4,093, net of unamortized discount of $464,746 and $323,350, at September 30, 2015 and December 31, 2014, respectively	160,926	50,243
Note payable to related party, including accrued interest of $158,998 and $122,618 at September 30, 2015 and December 31, 2014, respectively	541,211	526,257
Other short-term notes payable, including accrued interest of $2,953	77,350	-

Total current liabilities	2,613,269	2,600,708

Commitments and contingencies (Note 9)

Stockholders’ deficiency:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.09812 per share: 3,679	21,703	21,703
Series G 1.5% cumulative mandatorily convertible preferred stock, $0.001 par value, $1,000 per share stated value and liquidation preference; aggregate liquidation preference (including dividends) $257,579 and $872,737 at September 30, 2015 and December 31, 2014, respectively; shares authorized: 1,700; shares issued and outstanding: 257.6 and 872.7 at September 30, 2015 and December 31, 2014, respectively; common shares issuable upon conversion at 303,030.3 common shares per Series G share: 78,054,277 shares, including 1,775,490 shares issuable for dividends of $5,859 at September 30, 2015, and 264,465,728 shares, including 3,102,094 shares issuable for dividends of $10,237 at December 31, 2014	257,579	872,737
Common stock, $0.001 par value; shares authorized: 1,400,000,000; shares issued and outstanding: 477,221,347 and 232,145,326 at September 30, 2015 and December 31, 2014, respectively	477,221	232,145
Additional paid-in capital	143,702,074	138,984,110
Accumulated deficit	(146,558,287)	(142,311,095)

Total stockholders’ deficiency	(2,099,710)	(2,200,400)

Total liabilities and stockholders’ deficiency	$513,559	$400,308

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Grant revenues	$-	$-	$86,916	$-
Operating expenses:
General and administrative, including $1,444,462 and $596,000 to related parties for the three months ended September 30, 2015 and 2014, respectively, and $2,112,062 and $2,568,000 for the nine months ended September 30, 2015 and 2014, respectively	1,616,503	792,915	2,646,796	3,348,278
Research and development, including $150,952 and $0 to related parties for the three months ended September 30, 2015 and 2014, respectively, and $321,152 and $0 for the nine months ended September 30, 2015 and 2014, respectively	405,742	171,832	1,118,875	316,354
Total operating expenses	2,022,245	964,747	3,765,671	3,664,632
Loss from operations	(2,022,245)	(964,747)	(3,765,671)	(3,664,632)
Gain on settlements with former management	-	-	91,710	1,038,270
Gain on settlements with service providers	-	-	75,375	393,590
Gain on settlement of project advance	-	287,809	-	287,809
Interest expense, including $12,972 and $12,260 to related parties for the three months ended September 30, 2015 and 2014, respectively, and $37,256 and $36,432 to related parties for the nine months ended September 30, 2015 and 2014, respectively	(253,101)	(12,952)	(751,068)	(39,155)
Foreign currency transaction gain	11,618	46,830	21,426	22,772
Net loss	(2,263,728)	(643,060)	(4,241,312)	(1,961,346)
Adjustments related to Series G 1.5% Convertible Preferred Stock:
Amortization of deemed dividend on Series G 1.5% Convertible Preferred Stock	-	-	-	(10,049,846)
Dividend on Series G 1.5% Convertible Preferred Stock	(1,108)	(3,560)	(5,880)	(7,364)

Net loss attributable to common stockholders	$(2,264,836)	$(646,620)	$(4,247,192)	$(12,018,556)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.06)

Weighted average common shares outstanding - basic and diluted	435,124,939	203,121,894	350,379,987	185,665,699

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Nine Months Ended September 30, 2015

	Series B		Series G 1.5%
	Convertible		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency

Balance, December 31, 2014	37,500	$21,703	872.7	$872,737	232,145,326	$232,145	$138,984,110	$(142,311,095)	$(2,200,400)
Conversion of Series G 1.5% Convertible Preferred Stock	-	-	(621.0)	(621,038)	188,193,359	188,193	432,845	-	-
Common stock issued as compensation	-	-	-	-	2,000,000	2,000	148,000	-	150,000
Common stock issued to service providers in partial settlement of accounts payable	-	-	-	-	9,064,286	9,064	149,561	-	158,625
Shares issued in connection with the exercise of placement agent warrants on a cashless basis	-	-	-	-	1,134,110	1,135	(1,135)	-	-
Sale of common stock units in private placement	-	-	-	-	44,684,266	44,684	895,026	-	939,710
Costs incurred in connection with sale of common stock units	-	-	-	-	-	-	(75,886)	-	(75,886)
Fair value of common stock options issued as compensation	-	-	-	-	-	-	1,827,866	-	1,827,866
Fair value of common stock options issued to service providers in partial settlement of accounts payable	-	-	-	-	-	-	608,064	-	608,064
Fair value of common stock options issued in connection with settlements with former management	-	-	-	-	-	-	26,290	-	26,290
Fair value of common stock warrants issued to investors in connection with the convertible note and warrant financing	-	-	-	-	-	-	112,557	-	112,557
Fair value of new common stock warrants issued to note holders in connection with the extension of convertible notes payable		- -	-	-	-	-	97,188	-	97,188
Fair value of extending common stock warrants issued to note holders in connection with the convertible note and warrant financing		- -	-	-	-	-	180,730	-	180,730
Fair value of common stock warrants issued to placement agents in connection with the convertible note and warrant financing	-	-	-	-	-	-	12,726	-	12,726
Fair value of beneficial conversion feature of convertible notes payable issued to investors in connection with the convertible note and warrant financing	-	-	-	-	-	-	97,443	-	97,443
Fair value of beneficial conversion feature of convertible notes payable issued to investors in connection with the extension of convertible notes payable	-	-	-	-	-	-	206,689	-	206,689
Dividends on Series G 1.5% Convertible Preferred Stock	-	-	5.9	5,880	-	-	-	(5,880)	-
Net loss	-	-	-	-	-	-	-	(4,241,312)	(4,241,312)
Balance, September 30, 2015	37,500	$21,703	257.6	$257,579	477,221,347	$477,221	$143,702,074	$(146,558,287)	$(2,099,710)

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(4,241,312)	$(1,961,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,379	339
Amortization of discounts related to convertible notes payable	553,211	-
Amortization of capitalized financing costs	114,128	-
Gains on settlement(s) -
With former management	(91,710)	(1,038,270)
With service providers	(75,375)	(393,590)
Of project advance	-	(287,809)
Stock-based compensation expense included in -
General and administrative expenses	1,727,079	2,864,000
Research and development expenses	250,787	66,000
Foreign currency transaction gain	(21,426)	(22,772)
Changes in operating assets and liabilities:
(Increase) decrease in -
Grant receivable	48,000	-
Prepaid expenses	28,012	(97,526)
Increase (decrease) in -
Accounts payable and accrued expenses	461,675	241,673
Accrued compensation and related expenses	402,059	(118,084)
Accrued interest payable	81,412	39,044
Unearned grant revenues	(34,333)	-
Net cash used in operating activities	(792,414)	(708,341)
Cash flows from investing activities:
Purchases of equipment	(2,497)	(13,736)
Net cash used in investing activities	(2,497)	(13,736)
Cash flows from financing activities:
Proceeds from sale of common stock units	939,710	-
Proceeds from sale of Series G 1.5% Convertible Preferred Stock	-	928,500
Proceeds from convertible note and warrant financing	210,000	-
Proceeds from issuance of note payable to Chairman	40,000	75,000
Principal paid on other short-term notes payable	(21,491)	-
Repayment of note payable to Chairman	(40,000)	(150,000)
Cash payments made for costs incurred in connection with the sale of common stock units	(75,886)	-
Cash payments made for deferred costs incurred in connection with convertible note and warrant financing	(15,700)	(20,000)
Cash payments made for costs incurred in connection with sale of Series G 1.5% Convertible Preferred Stock	-	(92,921)
Net cash provided by financing activities	1,036,633	740,579
Cash and cash equivalents:
Net increase	241,722	18,502
Balance at beginning of period	162,752	14,352
Balance at end of period	$404,474	$32,854

(Continued)

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$2,318	$102
Income taxes	$-	$-

Non-cash financing activities:
Amortization of deemed dividend on Series G 1.5% Convertible Preferred Stock	$-	$10,049,846
Dividends on Series G 1.5% Convertible Preferred Stock	$5,880	$7,364
Gross exercise price of Series G 1.5% Convertible Preferred Stock placement agent warrants exercised on a cashless basis	$4,778	$18,689
Gross exercise price of 10% convertible notes payable placement agent warrants exercised on a cashless basis	$35,595	$-
Short-term note payable issued in connection with the procurement of director and officer insurance	$36,125	$-
Stated value of Series G 1.5% Convertible Preferred Stock converted into common stock	$621,038	$-
Fair value of common stock options issued in connection with settlements with former management	$26,290	$179,910
Fair value of common stock options issued in connection with settlements with service providers	$608,064	$42,250
Fair value of common stock issued in connection with settlement of project advance	$-	$49,000
Fair value of common stock warrants issued to investors in connection with the convertible note and warrant financing	$112,557	$-
Fair value of common stock warrants issued to placement agents in connection with the convertible note and warrant financing	$12,726	$-
Fair value of beneficial conversion feature of convertible notes payable issued to investors in connection with the convertible note and warrant financing	$97,443	$-
Fair value of common stock warrants issued to investors in connection with the extension of the convertible notes	$97,188	$-
Fair value of extending common stock warrants issued to investors in connection with the convertible note and warrant financing	$180,730	$-
Fair value of beneficial conversion feature of extended convertible notes payable issued to investors in connection with the convertible note and warrant financing	$206,689	$-
Fair value of common stock warrants issued to placement agents and selected dealers in connection with the sale of Series G 1.5% Convertible Preferred Stock	$-	$443,848
Fair value of common stock warrants issued to placement agents and selected dealers in connection with the sale of common stock units	$105,651	$-
Deferred financing costs transferred to additional paid-in capital in connection with sale of Series G 1.5% Convertible Preferred Stock	$-	$35,120

See accompanying notes to condensed consolidated financial statements (unaudited).

CORTEX PHARMACEUTICALS, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Nine Months Ended September 30, 2015 and 2014

1. Basis of Presentation

The condensed consolidated financial statements of Cortex Pharmaceuticals, Inc. (“Cortex”) and its wholly-owned subsidiary, Pier Pharmaceuticals, Inc. (“Pier”) (collectively referred to herein as the “Company,” unless the context indicates otherwise), at September 30, 2015 and for the three months and nine months ended September 30, 2015 and 2014, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the consolidated financial position of the Company as of September 30, 2015, the results of its consolidated operations for the three months and nine months ended September 30, 2015 and 2014, and its consolidated cash flows for the nine months ended September 30, 2015 and 2014. Consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2014 has been derived from the Company’s audited consolidated financial statements at such date.

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

2. Organization and Business Operations

Business

Cortex was formed in 1987 to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. In 2011, prior management conducted a re-evaluation of Cortex’s strategic focus and determined that clinical development in the area of respiratory disorders, particularly sleep apnea and drug-induced respiratory depression, provided the most cost-effective opportunities for potential rapid development and commercialization of Cortex’s compounds. Accordingly, Cortex narrowed its clinical focus at that time and sidelined other avenues of scientific inquiry. This re-evaluation provided the impetus for Cortex’s acquisition of Pier in August 2012.

The Company underwent a change in management in March 2013, and since then the Company’s current management has continued to implement this strategic focus, including seeking the capital to fund such efforts. As a result of the Company’s scientific discoveries and the acquisition of strategic, exclusive license agreements, management believes that the Company is now a leader in developing drugs for respiratory disorders, particularly sleep apneas and drug-induced respiratory depression.

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

On May 8, 2007, Cortex entered into a license agreement, as subsequently amended, with the University of Alberta granting Cortex exclusive rights to method of treatment patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. These patents, along with Cortex’s own patents claiming chemical structures, comprise Cortex’s principal intellectual property supporting Cortex’s research and clinical development program in the use of ampakines for the treatment of respiratory disorders. Cortex has completed pre-clinical studies indicating that several of its ampakines, including CX717, CX1739 and CX1942, were efficacious in treating drug induced respiratory depression caused by opiates or certain anesthetics without offsetting the analgesic effects of the opiates or the anesthetic effects of the anesthetics. In two clinical Phase 2 studies, one of which was published in a peer-reviewed journal, CX717, a predecessor compound to CX1739 and CX1942, antagonized the respiratory depression produced by fentanyl, a potent narcotic, without affecting the analgesia produced by this drug. In addition, Cortex has conducted a Phase 2A clinical study in which patients with sleep apnea were administered CX1739, Cortex’s lead clinical compound. The results suggested that CX1739 might have use for the treatment of central sleep apnea (“CSA”) and mixed sleep apnea, but not obstructive sleep apnea (“OSA”).

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

Through the merger, the Company gained access to an Exclusive License Agreement (as amended, the “License Agreement”) that Pier had entered into with the University of Illinois on October 10, 2007. The License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids, of which dronabinol is a specific example, for the treatment of sleep-related breathing disorders (including sleep apnea). Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with OSA. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol.

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

Prior to the merger, Pier conducted a 21 day, randomized, double-blind, placebo-controlled, dose escalation Phase 2 clinical study in 22 patients with OSA, in which dronabinol produced a statistically significant reduction in the Apnea-Hypopnea Index, the primary therapeutic end-point, and was observed to be safe and well tolerated. The University of Illinois and three other research centers are currently investigating dronabinol in a potentially pivotal, six week, double-blind, placebo-controlled Phase 2B clinical trial in 120 patients with OSA. This study, which the University of Illinois expects to be completed during the second quarter of 2016, is fully funded by the National Heart, Lung and Blood Institute of the National Institutes of Health. The Company is not managing or funding this ongoing clinical trial.

Dronabinol is a Schedule III, controlled generic drug with a relatively low abuse potential that is approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of AIDS-related anorexia and chemotherapy-induced emesis. The use of dronabinol for the treatment of OSA is a novel indication for an already approved drug and, as such, the Company believes that it would only require approval by the FDA of a supplemental new drug application.

Subsequent to the termination of the License Agreement effective March 21, 2013, due to the Company’s failure to make a required payment, current management opened negotiations with the University of Illinois. As a result, the Company entered into a new license agreement with the University of Illinois on June 27, 2014, the material terms of which were similar to the License Agreement that was terminated on March 21, 2013.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $4,241,312 for the nine months ended September 30, 2015 and $2,707,535 for the fiscal year ended December 31, 2014, negative operating cash flows of $792,414 for the nine months ended September 30, 2015 and $885,869 for the fiscal year ended December 31, 2014, and expects to continue to incur net losses and negative operating cash flows for several more years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2014, has expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently, and has for some time, been in significant financial distress. It has limited cash resources and current assets and has no ongoing source of revenue. Current management is continuing to address numerous aspects of the Company’s existing business and obligations, including, without limitation, debt obligations, financing requirements, intellectual property, licensing agreements, legal and patent matters and regulatory compliance, and has continued to raise new debt and equity capital to fund the Company’s business activities.

From June 2013 through March 2014, the Company’s Chairman and then Chief Executive Officer advanced short-term loans to the Company aggregating $150,000 for working capital purposes. In March and April 2014, the Company completed a private placement by selling 928.5 shares of its Series G 1.5% Convertible Preferred Stock for gross proceeds of $928,500 and repaid the aggregate advances. The Company’s Chairman and then Chief Executive Officer invested $250,000 in the Series G 1.5% Convertible Preferred Stock private placement. During November and December 2014, the Company sold short-term convertible notes and warrants in an aggregate principal amount of $369,500 to various accredited investors and an additional $210,000 of such short-term convertible notes and warrants in February 2015. The Company terminated this financing, which generated aggregate gross proceeds of $579,500, effective February 18, 2015. In June 2015, the Company’s Chairman and then Chief Executive Officer advanced $40,000 to the Company in the form of a short-term loan for working capital purposes. In August and September 2015, the Company completed two closings of a private placement by selling 44,684,266 units of its common stock and warrants for gross proceeds of $939,710 and repaid the short-term loan of $40,000 plus accrued interest of $877. On November 2, 2015, the Company entered into a third closing of this private placement by selling 12,125,536 units of its common stock and warrants for gross proceeds of $255,000. The Company’s recently appointed President and Chief Executive Officer invested $250,000 in the August 2015 closing of this private placement (see Note 7).

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including an increase in the Company’s research and development activities. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

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

Deferred and Capitalized Financing Costs

Costs incurred in connection with ongoing financing activities, including legal and other professional fees, placement agent fees and escrow agent fees, are deferred until the related financing is either completed or abandoned.

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

The Company accounted for the beneficial conversion features in accordance with Accounting Standards Codification (“ASC”) 470-20, Accounting for Debt with Conversion and Other Options. The Company calculated a deemed dividend on the Series G 1.5% Convertible Preferred Stock of $8,376,719 in March 2014 and $1,673,127 in April 2014, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series G 1.5% Convertible Preferred Stock exceeded the proceeds from such issuances. The deemed dividend on the Series G 1.5% Convertible Preferred Stock was amortized on the straight-line basis from the respective issuance dates through the earliest conversion date of June 16, 2014, in accordance with ASC 470-20. The difference between the amortization of the deemed dividend calculated based on the straight-line method and the effective yield method was not material. The amortization of the deemed dividend for the three months and nine months ended September 30, 2014 was $0 and $10,049,846, respectively.

Dr. Arnold S. Lippa, Ph.D., the Company’s Chairman, then Chief Executive Officer and a member of the Company’s Board of Directors, purchased 250 shares for $250,000, representing 33.2% of the 753.22 shares of Series G 1.5% Convertible Preferred Stock sold in the initial closing of such financing on March 18, 2014. The second (and final) closing of such financing consisted entirely of Series G 1.5% Convertible Preferred Stock sold to unaffiliated investors. Accordingly, Dr. Lippa purchased 26.9% of the entire amount of Series G 1.5% Convertible Preferred Stock sold in the financing. Dr. Lippa had been an officer and director of the Company for approximately one year when he purchased the 250 shares of Series G 1.5% Convertible Preferred Stock, and his investment, which was only a portion of the first closing, was made on the same terms and conditions as those provided to the other unaffiliated investors who made up the majority of the financing. Dr. Lippa did not control, directly or indirectly, 10% or more of the Company’s voting equity securities at the time of his investment. The proportionate share of the deemed dividend attributable to Dr. Lippa’s investment in the Series G 1.5% Convertible Preferred Stock in March 2014 was $2,780,303. On April 18, 2014, the shares of Series G 1.5% Convertible Preferred Stock originally purchased by Dr. Lippa were transferred to the Arnold Lippa Family Trust of 2007. On April 15, 2015, these shares of Series G 1.5% Convertible Preferred Stock, plus accrued dividends of $4,120, were converted into 77,006,072 shares of common stock.

10% Convertible Notes Payable

Original Issuance of Notes and Warrants

The convertible notes sold to investors in 2014 and 2015 have an interest rate of 10% per annum and are convertible into common stock at a fixed price of $0.035 per share. The convertible notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The warrants issued in connection with the sale of the convertible notes are exercisable at a fixed price of $0.035 per share, have no right to cash at any time or under any circumstances, and have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. Accordingly, the Company has determined that there are no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

On November 5, 2014, the Company sold an aggregate principal amount of $238,500 of its 10% convertible notes payable due September 15, 2015, which were subject to extension to September 15, 2016, at the option of the Company, subject to the issuance of additional warrants, and warrants to purchase shares of common stock exercisable into a fixed number of shares of common stock of the Company calculated as the principal amount of each convertible note divided by $0.035 (reflecting 100% warrant coverage). The warrants do not have any cashless exercise provisions and, when issued, were exercisable through September 30, 2015 at a fixed price of $0.035 per share. The shares of common stock issuable upon conversion of the notes payable and the exercise of the warrants are not subject to any registration rights.

On December 9, 2014, December 31, 2014, and February 2, 2015, the Company sold an additional $46,000, $85,000 and $210,000, respectively, of principal amount of the convertible notes and warrants to various accredited investors. The Company terminated this financing, which had generated aggregate gross proceeds of $579,500, and in connection with which the Company had issued 16,557,142 warrants, effective February 18, 2015.

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

The Company considered the face value of the convertible notes to be representative of their fair value. The Company determined the fair value of the warrants based on the Black-Scholes option-pricing model. The relative fair value method generated respective fair values for each of the convertible notes and the warrants of approximately 50% for the convertible notes and approximately 50% for the warrants. Once these values were determined, the fair value of the warrants of $289,106 and the fair value of the beneficial conversion feature of $290,394 (which were calculated based on the effective conversion price) were recorded as a reduction to the face value of the promissory note obligation. As a result, this aggregate debt discount reduced the carrying value of the convertible notes to zero at each issuance date. The excess amount generated from this calculation was not recorded, as the carrying value of a promissory note cannot be reduced below zero. The aggregate debt discount was amortized as interest expense over the original term of the promissory notes. The difference between the amortization of the debt discount calculated based on the straight-line method and the effective yield method was not material.

The cash fees paid to placement agents and for legal costs were deferred and capitalized as deferred offering costs and were amortized to interest expense over the original term of the convertible notes. The placement agent warrants were considered as an additional cost of the offering and were included in deferred offering costs at fair value. The difference between the amortization of the deferred offering costs calculated based on the straight-line method and the effective yield method was not material.

Extension of Notes and Old Warrants, and Issuance of New Warrants

On August 13, 2015, the Company elected to extend the maturity date of the convertible notes to September 15, 2016. As a consequence of this election, under the terms of the convertible notes, the Company was required to issue to note holders 8,903,684 additional warrants (the “New Warrants”) that are exercisable through September 15, 2016. As set forth in the convertible notes, the New Warrants are exercisable for that number of shares of common stock of the Company calculated as the principal amount of the convertible notes (an aggregate amount of $579,500), plus any accrued and unpaid interest (an aggregate amount of $43,758), multiplied by 50%, and then divided by $0.035. The New Warrants otherwise have terms substantially similar to the 16,557,142 original warrants issued to the investors. In connection with the extension of the maturity date of the convertible notes, the Board of Directors of the Company also determined to extend the termination date of the 16,557,142 original warrants to September 15, 2016 (the “Old Warrants”), so that they are coterminous with the new maturity date of the convertible notes.

The Company reviewed the guidance in ASC 405-20, Extinguishment of Liabilities, and determined that the convertible notes had not been extinguished. The Company therefore concluded that the guidance in ASC 470-50, Modifications and Extinguishments, should be applied, which states that if the exchange or modification is not to be accounted for in the same manner as a debt extinguishment, then the fees shall be associated with the replacement or modified debt instrument and, along with any existing unamortized premium or discount, amortized as an adjustment of interest expense over the remaining term of the replacement or modified debt instrument using the interest method.

With regard to the modification of the convertible notes and the issuance of the New Warrants, the Company deferred such costs over the remaining term of the extended notes. The Company is accounting for such costs as a discount to the notes and is amortizing such costs to interest expense over the extended term of the notes.

With regard to the extension of the Old Warrants, the Company deferred such costs over the remaining term of the extended convertible notes. The Company is accounting for such costs as a discount to the notes and is amortizing such costs to interest expense over the extended term of the convertible notes.

The closing market price of the Company’s common stock on the extension date of September 15, 2015 was $0.031 per share, as compared to the fixed conversion price of the convertible notes and the fixed exercise price of both the Old Warrants and the New Warrants of $0.035 per share. Accordingly, the Company has accounted for the beneficial conversion features with respect to the extension of the convertible notes and the extension of the Old Warrants and the issuance of the New Warrants in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options.

The Company considered the face value of the convertible notes, plus the accrued interest thereon, to be representative of their fair value. The Company determined the fair value of the 8,903,684 New Warrants and the fair value of extending the 16,557,142 Old Warrants based on the Black-Scholes option-pricing model. The relative fair value method generated respective fair values for each of the convertible notes, including accrued interest, and the New Warrants and extension of the Old Warrants, of approximately 55% for the convertible notes, including accrued interest, and approximately 45% for the New Warrants and extension of the Old Warrants. Once these values were determined, the fair value of the New Warrants and extension of the Old Warrants of $277,918 and the fair value of the beneficial conversion feature of $206,689 (which were calculated based on the effective conversion price) were recorded as a reduction to the face value of the promissory note obligation. The aggregate debt discount is being amortized as interest expense over the extended term of the promissory notes. The difference between the amortization of the debt discount calculated based on the straight-line method and the effective yield method was not material.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including long-term prepaid insurance, for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable, but at least annually. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. The Company has not deemed any long-lived assets as impaired at September 30, 2015.

Stock-Based Compensation

The Company periodically issues common stock and stock options to officers, directors, Scientific Advisory Board members and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date of each grant.

The Company accounts for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards. The Company accounts for stock-based payments to Scientific Advisory Board members and consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Stock grants, which are generally time vested, are measured at the grant date fair value and charged to operations ratably over the vesting period.

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

For options granted during the nine months ended September 30, 2015, the fair value of each option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.3% to 1.7%
Expected dividend yield	0%
Expected volatility	184% to 249%
Expected life	5-7 years

For options granted during the nine months ended September 30, 2014, the fair value of each option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.5% to 2.7%
Expected dividend yield	0%
Expected volatility	200% to 249%
Expected life	5-10 years

The Company issues new shares to satisfy stock option and warrant exercises. There were no options exercised during the nine months ended September 30, 2015 and 2014.

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

As of September 30, 2015, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2015, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Research Grants

The Company recognizes revenues from research grants as earned based on the percentage-of-completion method of accounting and issues invoices for contract amounts billed based on the terms of the grant agreement. Revenues recorded under research grants in excess of amounts earned are classified as unearned grant revenue liability in the Company’s consolidated balance sheet. Grant receivable reflects contractual amounts due and payable under the grant agreement. The payment of grant receivables is based on progress reports provided by the Company. The research grant was completed in April 2015, and the Company has filed all required progress reports (see Note 9).

Research grants are generally funded and paid through government or institutional programs. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. During the three months and nine months ended September 30, 2015, the Company had research grant revenues of $0 and $86,916, respectively. At December 31, 2014, the Company had grant receivable of $48,000, and unearned grant revenues of $34,333. The Company had no research grant revenues during the three months and nine months ended September 30, 2014.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the three months and nine months ended September 30, 2015 and 2014.

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

At September 30, 2015 and 2014, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2015	2014
Series B convertible preferred stock	3,679	3,679
Series G 1.5% convertible preferred stock	78,054,277	283,595,043
10% convertible notes payable	17,876,357	-
Common stock warrants	131,279,984	14,531,953
Common stock options	248,966,438	25,716,668
Total	476,180,735	323,847,343

Reclassifications

Certain comparative figures in 2014 have been reclassified to conform to the current year’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Based on the FASB’s Exposure Draft Update issued on April 29, 2015, and approved in July 2015, Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date, ASU 2014-09 is now effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (ASU 2015-01), Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement – Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification: (1) Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates. (2) Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the guidance prospectively. A reporting entity also may apply the guidance retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02), Consolidation (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) limited partnerships and similar legal entities; (2) evaluating fees paid to a decision maker or a service provider as a variable interest; (3) the effect of fee arrangements on the primary beneficiary determination; (4) the effect of related parties on the primary beneficiary determination; and (5) certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest – Imputation of Interest (Subtopic 835-30). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. ASU 2015-3 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within that fiscal year. Early adoption is permitted for financial statements that have not been previously issued. An entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The adoption of ASU 2015-03 is expected to have an impact on the presentation of any debt issuance costs incurred by the Company beginning in 2016.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

4. Notes Payable

10% Convertible Notes Payable

On November 5, 2014, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with various accredited, non-affiliated investors (each, a “Purchaser”), pursuant to which the Company sold an aggregate principal amount of $238,500 of its (i) 10% Convertible Notes due September 15, 2015 (each a “Note”, and together, the “Notes”) and (ii) Warrants to purchase shares of common stock (the “Warrants”) as described below. On December 9, 2014, December 31, 2014, and February 2, 2015, the Company sold an additional $46,000, $85,000 and $210,000, respectively, of principal amount of the Notes and Warrants to various accredited investors. This private placement, which generated aggregate gross proceeds of $579,500, was terminated effective February 18, 2015. Unless otherwise provided for in the Notes, the outstanding principal balance of each Note and all accrued and unpaid interest, compounded annually at 10%, when issued, was due and payable in full on September 15, 2015.

At any time, each Purchaser may elect, at its option and in its sole discretion, to convert the outstanding principal amount into a fixed number of shares of the Company’s common stock equal to the quotient obtained by dividing the outstanding principal amount by $0.035, plus any accrued and unpaid interest, which is treated in the same manner as the outstanding principal amount. In the case of a Qualified Financing (as defined in the Purchase Agreement), the outstanding principal amount and accrued and unpaid interest under the Notes automatically convert into common stock at a common stock equivalent price of $0.035. In the case of an Acquisition (as defined in the Purchase Agreement), the Company may elect to either: (i) convert the outstanding principal amount and all accrued and unpaid interest under the Notes into shares of common stock or (ii) accelerate the maturity date of the Notes to the date of closing of the Acquisition. Each Warrant to purchase shares of common stock is exercisable into a fixed number of shares of common stock of the Company calculated as each Purchaser’s investment amount divided by $0.035. The Warrants, when issued, were exercisable through September 15, 2015 at a fixed price of $0.035 per share. The Warrants do not have any cashless exercise provisions. The shares of common stock issuable upon conversion of the Notes and exercise of the Warrants are not subject to any registration rights.

Placement agent fees, brokerage commissions, and similar payments were made in the form of cash and warrants to qualified referral sources in connection with the sale of the Notes and Warrants. In connection with the initial closing on November 5, 2014, fees of $16,695 were paid in cash, based on 7% of the aggregate principal amount of the Notes issued to such referral sources, and the fees paid in warrants (the “Placement Agent Warrants”) consisted of 477,000 warrants, reflecting warrants for that number of shares equal to 7% of the number of shares of common stock into which the corresponding Notes are convertible. In connection with the second closing, fees of $700 were paid in cash and 20,000 Placement Agent Warrants were issued. In connection with the third closing, fees of $3,500 were paid in cash and 100,000 Placement Agent Warrants were issued. In connection with the fourth closing, fees of $14,700 were paid in cash and 420,000 Placement Agent Warrants were issued. The Placement Agent Warrants have cashless exercise provisions and were exercisable through September 15, 2015 at a fixed price of $0.035 per share. The stock warrants issued to the placement agent and/or its designees or affiliates in connection with the 2014 closings of the Purchase Agreement, to purchase 597,000 shares of the Company’s common stock, were valued pursuant to the Black-Scholes option-pricing model at $19,986, $614 and $3,340, respectively. The stock warrants issued to the placement agent and/or its designees or affiliates in connection with the February 2, 2015 closing of the Purchase Agreement, to purchase 420,000 shares of the Company’s common stock, were valued pursuant to the Black-Scholes option-pricing model at $12,726. Total financing costs relating to all closings of the Notes aggregated $129,776, consisting of $93,110 paid in cash and $36,666 paid in the form of Placement Agent Warrants, and were being amortized as additional interest expense over the original term of the Notes. During the three months and nine months ended September 30, 2015, $35,306 and $114,129, respectively, was charged to interest expense with respect to the amortization of capitalized financing costs.

Aurora Capital LLC, a related party as described at Note 8 (“Aurora”), was the placement agent for this financing, and Aurora and its designees and/or affiliates received aggregate fees in connection with this financing in the form of $33,425 in cash and Placement Agent Warrants to purchase 955,000 shares of common stock in connection with the four closings.

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

The Company used the Black-Scholes option-pricing model to estimate the fair value of the Warrants to purchase 16,557,142 shares of the Company’s common stock sold to investors in connection with the four closings at a fixed exercise price of $0.035 per share. The Company considered the face value of the Notes to be representative of their fair value. The Company applied the relative fair value method to allocate the proceeds from the borrowing to the Notes and the Warrants. Consequently, approximately 50% of the proceeds of the borrowing of $290,394 were attributed to the debt instrument. The 50% value attributed to the Warrants of $289,106 is being amortized as additional interest expense over the original term of the Notes. During the three months and nine months ended September 30, 2015, $84,858 and $267,812 was charged to interest expense from the amortization of debt discount related to the value attributed to the Warrants. The carrying value of the Notes was further reduced by a discount for a beneficial conversion feature of $290,394. The value attributed to the beneficial conversion feature is being amortized as additional interest expense over the original term of the Notes. During the three months and nine months ended September 30, 2015, $83,512 and $168,086, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the beneficial conversion feature.

On August 13, 2015, the Company, pursuant to the terms of the Notes, gave the Note holders written notice, thirty days in advance of the September 15, 2015 maturity date of the Notes, of the Company’s election to extend the maturity date of the Notes to September 15, 2016. As a consequence of this election, under the terms of the Notes, the Company was required to issue to Note holders 8,903,684 additional warrants (the “New Warrants”) that are exercisable through September 15, 2016. As set forth in the Notes, the New Warrants are exercisable for that number of shares of common stock of the Company calculated as the principal amount of the Note (an aggregate amount of $579,500), plus any accrued and unpaid interest (an aggregate amount of $43,758), multiplied by 50%, and then divided by $0.035. The New Warrants otherwise have terms substantially similar to the 16,557,142 Warrants originally sold to investors. In connection with the extension of the maturity date of the Notes, the Board of Directors of the Company also determined to extend the termination date of the 16,557,142 original Warrants to September 15, 2016, so that they are coterminous with the new maturity date of the Notes.

The Company used the Black-Scholes option-pricing model to estimate the fair value of the New Warrants to purchase 8,903,684 shares of the Company’s common stock and the fair value of extending the termination date of the 16,557,142 original Warrants sold to investors. The Company considered the face value of the Notes, plus the accrued interest thereon, to be representative of their fair value. The relative fair value method generated respective fair values for each of the Notes, including accrued interest, and the New Warrants and extension of the original Warrants, of approximately 55% for the Notes, including accrued interest, and approximately 45% for the New Warrants and extension of the original Warrants. The 45% value attributed to the New Warrants and extension of the original Warrants is being amortized as additional interest expense over the extended term of the Notes. During the three months and nine months ended September 30, 2015, $11,390 was charged to interest expense from the amortization of debt discount related to the value attributed to the New Warrants and extension of the original Warrants. The carrying value of the Notes was further reduced by a discount for a beneficial conversion feature of $206,689. The value attributed to the beneficial conversion feature is being amortized as additional interest expense over the extended term of the Notes. During the three months and nine months ended September 30, 2015, $8,471 was charged to interest expense from the amortization of debt discount related to the value attributed to the beneficial conversion feature.

During the three months and nine months ended September 30, 2015, $91,983 and $274,000, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the beneficial conversion features.

The 10% Convertible Notes Payable consist of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Principal amount of notes payable	$579,500	$369,500
Add accrued interest payable	46,172	4,093
	625,672	373,593
Less unamortized discounts:
Stock warrants	(266,528)	(155,264)
Beneficial conversion feature	(198,218)	(168,086)
	$160,926	$50,243

As of September 30, 2015, the 10% Convertible Notes Payable were convertible into 17,876,357 shares of the Company’s common stock, including 1,319,214 shares attributable to accrued interest of $46,172 payable as of such date. As of December 31, 2014, the 10% Convertible Notes Payable were convertible into 10,674,107 shares of the Company’s common stock, including 116,964 shares attributable to accrued interest of $4,093 payable as of such date.

Effective September 14, 2015, placement agent warrants issued in connection with the four closings of the above described Convertible Note and Warrant Purchase Agreement, representing the right to acquire a total of 1,017,000 shares of common stock, were exercised on a cashless basis, resulting in the net issuance of 47,109 shares of common stock. The gross exercise price of the placement agent warrants that were exercised on a cashless basis was $35,595.

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

Note payable to Samyang consists of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	158,998	122,618
Foreign currency transaction adjustment	(17,561)	3,865
	$541,211	$526,257

Advances from the Chairman

On June 25, 2013, the Arnold Lippa Family Trust of 2007, of which Dr. Arnold S. Lippa, the Company’s Chairman and then Chief Executive Officer is the settlor, began advancing funds to the Company for working capital purposes. At December 31, 2013, the trust had advanced a total of $75,000 to the Company. Such advances reached a maximum of $150,000 on March 3, 2014 and were due on demand with interest at a rate per annum equal to the “Blended Annual Rate”, as published by the U.S. Internal Revenue Service of approximately 0.22% for the period outstanding. In March 2014, the Company repaid the working capital advances, including accrued interest of $102, from the proceeds from the private placement of its Series G 1.5% Convertible Preferred Stock.

On June 16, 2015, Dr. Lippa advanced $40,000 to the Company for working capital purposes. Such advance was due on demand with interest at 10% per annum. On September 3, 2015, the Company repaid the working capital advance, including accrued interest of $877, from the proceeds from the August and September 2015 closings of the private placement of its units of common stock and warrants.

Other Short-Term Notes Payable

Other short-term notes payable at September 30, 2015 consisted of a promissory note issued to a service provider in connection with a debt settlement (see Note 6) and a premium financing agreement with respect to an insurance policy. The promissory note is due with 10% interest per annum at the earlier of (i) the closing of a transaction for the sale of the Company’s capital stock that results in net proceeds to the Company of at least $2,000,000, or (ii) December 31, 2015. At September 30, 2015, the balance due on the note payable was $62,685, including accrued interest of $2,922. The premium financing agreement dated March 14, 2015 is payable, with interest at 5.08% per annum, in ten monthly installments of $3,697 through February 14, 2016.

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

6. Settlements

During the nine months ended September 30, 2014, the Company executed settlement agreements with four former executives that resulted in the settlement of potential claims totaling $1,336,264 that had been previously accrued in 2012 and 2013. The Company made cash payments of $118,084 and issued stock options to purchase 4,300,000 shares of common stock exercisable at $0.04 per share for periods ranging from five to ten years. The stock options were valued pursuant to the Black-Scholes option-pricing model at $179,910. In addition to other provisions, the settlement agreements included mutual releases. The settlements resulted in the Company recognizing a gain of $1,038,270 during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Company executed settlement agreements with two former professional service providers that resulted in the settlement of potential claims totaling $496,514 for a cost of $60,675 in cash, plus the issuance of stock options to purchase 1,250,000 shares of common stock exercisable at $0.04 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at $42,250 in the aggregate. In addition to other provisions, the settlement agreements included mutual releases. The settlements resulted in the Company recognizing a gain of $393,590 during the nine months ended September 30, 2014.

On September 2, 2014, the Company recognized a gain of $287,809 resulting from the settlement of an obligation to the Institute for the Study of Aging. Additional information with respect to this settlement is provided at Note 5.

Effective January 29, 2015, the Company executed a settlement agreement with its former Vice President and Chief Financial Officer, as amended on February 4, 2015, that resulted in the settlement of potential claims for a total cash payment of $26,000 to be paid on or before June 30, 2015 (of which $6,000 was paid on execution and $1,500 was paid in March 2015), plus the issuance of a stock option to purchase 500,000 shares of common stock exercisable at $0.0512 (the closing market price on the date of grant) per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at $25,450. In addition to other provisions, the settlement agreement included mutual releases. The settlement resulted in the Company recognizing a gain of $92,550 on January 29, 2015. On June 29, 2015, the settlement agreement was further amended, resulting in a cash payment of $3,000, an extension of the $15,500 remaining balance due through December 31, 2015, subject to a further partial cash payment of $3,000, which was paid on September 28, 2015, plus the issuance of a stock option to purchase 50,000 shares of common stock exercisable at $0.018 per share (the closing market price on the date of grant) for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at $840. Accordingly, during the nine months ended September 30, 2015, the Company recorded a net gain of $91,710 with respect to the settlement, as amended, with its former Vice President and Chief Financial Officer.

On April 8, 2015, the Company entered into a Settlement Agreement with one of its patent law firms to settle amounts due to such firm for services rendered and costs incurred with respect to foreign associates and outside vendors aggregating $194,736. Pursuant to the terms of the Settlement Agreement, the law firm received a cash payment of $15,000, non-qualified stock options to purchase 2,520,442 shares of common stock exercisable at $0.0476 per share for a period of five years, and a short-term unsecured note payable in the principal amount of $59,763. The stock options were valued pursuant to the Black-Scholes option-pricing model at $119,217, based on the closing price of the Company’s common stock on April 8, 2015 of $0.0476 per share. The note payable bears interest at 10% per annum, which accrues and is payable at maturity, and is due at the earlier of (i) the closing of a transaction for the sale of the Company’s capital stock that results in net proceeds to the Company of at least $2,000,000, or (ii) December 31, 2015. In addition to various other provisions, the Settlement Agreement provides that the Company will have the option to pay for one-half of invoices for future legal services (excluding costs with respect to foreign associates and outside vendors) in the form of stock options. The Settlement Agreement also includes a release of the lien previously filed by the law firm against certain of the Company’s patents and patent applications relating to its ampakine technology in the United States Patent and Trademark Office, as well as for mutual releases. The Company expects to pay the note payable in December 2015.

During the nine months ended September 30, 2015, the Company executed agreements with four current professional service providers (including the Company’s patent law firm referred to above) that resulted in the partial settlement of amounts owed to them by the Company. Obligations in the amount of $916,827 were settled for $15,000 in cash, the issuance of a note payable in the amount of $59,763 (see Note 4), the issuance of 9,064,286 shares of common stock valued at $158,625 ($0.0175 per share), which was the then closing market price of the Company’s common stock, and the issuance of stock options to purchase 31,618,470 shares of common stock exercisable at the closing market price of the Company’s common stock on the date of issuance. Options for 2,520,442 shares were exercisable at $0.0476 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at an aggregate of $119,217 ($0.0473 per share). Options for 29,098,028 shares were exercisable at $0.0175 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at an aggregate of $488,847 ($0.0168 per share). The negotiated agreements resulted in the Company recognizing a gain of $75,375 during the nine months ended September 30, 2015. As part of the agreement with the Company’s current law firm, the Company agreed to make a cash payment to such law firm of $250,000 upon the receipt of $1,000,000 of gross proceeds from the Company’s current common stock and warrant financing. Accordingly, the Company expects to make such payment to the law firm in November 2015.

The Company continues to explore ways to reduce its indebtedness, and might in the future enter additional settlements of potential claims, including, without limitation, those by other former executives or third party creditors.

7. Stockholders’ Deficiency

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2015 and December 31, 2014, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred Stock”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”); 205,000 shares were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating Preferred Stock”); and 1,700 shares were designated as Series G 1.5% Convertible Preferred Stock. Accordingly, as of September 30, 2015, 3,505,800 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

There were no shares of 9% Preferred Stock or Series A Junior Participating Preferred Stock outstanding as of September 30, 2015 or December 31, 2014.

Series B Preferred Stock outstanding as of September 30, 2015 and December 31, 2014 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred Stock is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, which is subject to adjustment under certain circumstances. As of September 30, 2015 and December 31, 2014, the shares of Series B Preferred Stock outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred Stock for $25,001, equivalent to $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

Series G 1.5% Convertible Preferred Stock

On March 18, 2014, the Company entered into Securities Purchase Agreements with various accredited investors (the “Initial Purchasers”), pursuant to which the Company sold an aggregate of 753.22 shares of its Series G 1.5% Convertible Preferred Stock for a purchase price of $1,000 per share, or an aggregate purchase price of $753,220. This financing represented the initial closing on the private placement (the “Series G Private Placement”). The Initial Purchasers in this tranche of the Series G Private Placement consisted of (i) Dr. Arnold S. Lippa, the Company’s Chairman, then Chief Executive Officer and a member of the Company’s Board of Directors, who invested $250,000 for 250 shares of Series G 1.5% Convertible Preferred Stock, and (ii) new, non-affiliated, accredited investors. Neither the Series G 1.5% Convertible Preferred Stock nor the underlying shares of common stock have any registration rights.

The placement agents and selected dealers in connection with the initial tranche of the Series G Private Placement received cash fees totaling $3,955 as compensation and an obligation of the Company to issue warrants to acquire 12,865,151 shares of common stock, totaling approximately 5.6365% of the shares of common stock into which the Series G 1.5% Convertible Preferred Stock may convert, issuable upon completion of all closings of the Series G Private Placement and exercisable for five years, at a fixed price of $0.00396, which is 120% of the conversion price at which the Series G 1.5% Convertible Preferred Stock may convert into the Company’s common stock. The stock warrants issuable to the placement agents and selected dealers in connection with the initial tranche of the Series G Private Placement were valued pursuant to the Black-Scholes option-pricing model at $443,848.

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

The Series G 1.5% Convertible Preferred Stock became convertible, beginning 60 days after the last share of Series G 1.5% Convertible Preferred Stock is issued in the Series G Private Placement, at the option of the holder, into common stock at the applicable conversion price, at a rate determined by dividing the Stated Value of the shares of Series G 1.5% Convertible Preferred Stock to be converted by the conversion price, subject to adjustments for stock dividends, splits, combinations and similar events as described in the form of Certificate of Designation. As the stated value of the Series G 1.5% Convertible Preferred Stock is $1,000 per share, and the fixed conversion price is $0.0033, each share of Series G 1.5% Convertible Preferred Stock is convertible into 303,030.3 shares of common stock. In addition, the Company has the right to require the holders of the Series G 1.5% Convertible Preferred Stock to convert such shares into common stock under certain enumerated circumstances as set forth in the Certificate of Designation.

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

If not earlier converted, the Series G 1.5% Convertible Preferred Stock shall be redeemed by conversion on the two year anniversary of the date the last share of Series G 1.5% Convertible Preferred Stock is issued in the Series G Private Placement at the Conversion Price.

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

Purchasers in the Series G Private Placement of the Series G 1.5% Convertible Preferred Stock executed written consents in favor of (i) approving and adopting an amendment to the Company’s certificate of incorporation that increases the number of authorized shares of the Company to 1,405,000,000, 1,400,000,000 of which are shares of common stock and 5,000,000 of which are shares of preferred stock, and (ii) approving and adopting the Cortex Pharmaceuticals, Inc. 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan.

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

On April 17, 2014, the Company entered into Securities Purchase Agreements with various accredited investors (together with the Initial Purchasers as defined above, the “Purchasers”), pursuant to which the Company sold an aggregate of an additional 175.28 shares of its Series G 1.5% Convertible Preferred Stock, for a purchase price of $1,000 per share, or an aggregate purchase price of $175,280. This was the second and final closing on the Series G Private Placement, in which a total of 928.5 shares of Series G 1.5% Convertible Preferred Stock were sold for an aggregate purchase price of $928,500. The Purchasers in the second and final tranche of the Series G Private Placement consisted of new, non-affiliated, accredited investors and non-management investors who had also invested in the first closing of the Series G Private Placement. One of the investors in this second and final closing of the Series G Private Placement was an affiliate of an associated person of Aurora, a related party (see Note 8). Neither the Series G 1.5% Convertible Preferred Stock nor the underlying shares of common stock have any registration rights.

The placement agents and selected dealers in connection with the second tranche of the Series G Private Placement received cash fees of $3,465 as compensation and an obligation of the Company to issue warrants to acquire 6,386,120 shares of common stock, totaling approximately 12% of the shares of common stock into which the Series G 1.5% Convertible Preferred Stock may convert, issuable upon completion of all closings of the Series G Private Placement and exercisable for five years, at a fixed price of $0.00396, which is 120% of the conversion price at which the Series G 1.5% Convertible Preferred Stock may convert into the Company’s common stock. The stock warrants issuable to the placement agents and selected dealers in connection with the second closing of the Series G Private Placement were valued pursuant to the Black-Scholes option-pricing model at $220,321.

As the stated value of the Series G 1.5% Convertible Preferred Stock is $1,000 per share, and the fixed conversion price is $0.0033, each share of Series G 1.5% Convertible Preferred Stock is convertible into 303,030.3 shares of common stock. The aggregate of 928.5 shares of Series G 1.5% Convertible Preferred Stock sold in all of the closings of the Series G Private Placement were initially convertible into a total of 281,363,634 shares of common stock.

The Company recorded a dividend on the Series G 1.5% Convertible Preferred Stock of $1,108 and $3,560 for the three months ended September 30, 2015 and 2014, respectively, which was paid through the issuance of an additional 1.1 shares and 3.6 shares, respectively, of Series G 1.5% Convertible Preferred Stock. The Company recorded a dividend on the Series G 1.5% Convertible Preferred Stock of $5,880 and $7,364 for the nine months ended September 30, 2015 and 2014, respectively, which was paid through the issuance of an additional 5.9 shares and 7.4 shares, respectively, of Series G 1.5% Convertible Preferred Stock.

The warrants that the placement agents and selected dealers received in connection with all closings of the Series G Private Placement, which were issued effective April 17, 2014, represent the right to acquire 19,251,271 shares of common stock exercisable for five years at a fixed price of $0.00396, which is 120% of the conversion price at which the Series G 1.5% Convertible Preferred Stock may convert into the Company’s common stock.

Aurora, a related party (see Note 8), was one of the placement agents for this financing, and Aurora and its designees and/or affiliates received fees in connection with this financing in the form of cash of $2,800 and warrants to purchase 10,427,029 shares of common stock during the year ended December 31, 2014. Both Dr. Arnold S. Lippa and Jeff E. Margolis, officers and directors of the Company since March 22, 2013, have indirect ownership interests in Aurora through interests held in its members, and Jeff E. Margolis is also an officer of Aurora.

Effective August 25, 2014, a placement agent warrant issued on April 17, 2014 in conjunction with the Series G Private Placement of the Series G 1.5% Convertible Preferred Stock, representing the right to acquire a total of 2,112,879 shares of common stock, was exercised in full on a cashless basis, resulting in the net issuance of 1,942,124 shares of common stock. The gross exercise price of the placement agent warrant that was exercised on a cashless basis was $8,367.

Effective September 5, 2014, a placement agent warrant issued on April 17, 2014 in conjunction with the Series G Private Placement of the Series G 1.5% Convertible Preferred Stock, representing the right to acquire a total of 2,412,878 shares of common stock, was exercised in part (50%, or 1,206,439 shares) on a cashless basis, resulting in the net issuance of 1,126,814 shares of common stock. The gross exercise price of the placement agent warrant that was exercised on a cashless basis was $4,778.

Effective September 26, 2014, a placement agent warrant issued on April 17, 2014 in conjunction with the Series G Private Placement of the Series G 1.5% Convertible Preferred Stock, representing the right to acquire a total of 1,400,000 shares of common stock, was exercised in full on a cashless basis, resulting in the net issuance of 1,326,080 shares of common stock. The gross exercise price of the placement agent warrant that was exercised on a cashless basis was $5,544.

During the nine months ended September 30, 2014, placement warrants issued on April 17, 2014 in conjunction with the Series G Private Placement of the Series G 1.5% Convertible Preferred Stock were exercised on a cashless basis, resulting in the net issuance of 4,395,018 shares of common stock. The gross exercise price of the placement agent warrants that were exercised on a cashless basis was $18,689.

Effective August 25, 2015, a placement agent warrant issued on April 17, 2014 in conjunction with the Series G Private Placement of the Series G 1.5% Convertible Preferred Stock, representing the right to acquire a total of 2,412,878 shares of common stock, was exercised in part (50%, or 1,206,439 shares) on a cashless basis, resulting in the net issuance of 1,087,001 shares of common stock. The gross exercise price of the placement agent warrant that was exercised on a cashless basis was $4,778.

Effective December 16, 2014, 66.68888 shares of Series G 1.5% Convertible Preferred Stock, including 0.68888 dividend shares, were converted into 20,208,752 shares of common stock on a cashless basis.

During the three months ended March 31, 2015, 25.323705 shares of Series G 1.5% Convertible Preferred Stock, including 0.323705 dividend shares, were converted into 7,673,850 shares of common stock on a cashless basis. During the three months ended June 30, 2015, an aggregate of 538.208190 shares of Series G 1.5% Convertible Preferred Stock, including 8.728190 dividend shares, were converted into 163,093,392 shares of common stock on a cashless basis. During the three months ended September 30, 2015, an aggregate of 57.506190 shares of Series G 1.5% Convertible Preferred Stock, including 1.206190 dividend shares, were converted into 17,426,119 shares of common stock on a cashless basis. During the nine months ended September 30, 2015, 621.038085 shares of Series G 1.5% Convertible Preferred Stock, including 10.258085 dividend shares, were converted into 188,193,359 shares of common stock on a cashless basis.

As of September 30, 2015, the remaining outstanding shares of Series G 1.5% Convertible Preferred Stock were convertible into 78,054,277 shares of the Company’s common stock, including 1,775,490 shares attributable to the 1.5% dividend on such shares of $5,859 accrued as of such date. As of December 31, 2014, the remaining outstanding shares of Series G 1.5% Convertible Preferred Stock were convertible into 264,465,728 shares of the Company’s common stock, including 3,102,094 shares attributable to the 1.5% dividend on such shares of $10,237 accrued as of such date.

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

On April 14, 2014, the Board of Directors of the Company awarded a total of 57,000,000 shares of common stock of the Company, including awards of 15,000,000 shares to each of the Company’s three executive officers, who were also all of the directors of the Company at that time, and 4,000,000 shares and 8,000,000 shares to two other individuals. The individual who received the 8,000,000 shares was an associated person of Aurora. These awards were made to those individuals on that date as compensation for services rendered through March 31, 2014. Prior to these awards, none of the officers or directors of the Company at that time had earned or received any cash compensation from the Company since joining the Company in March and April 2013, and there were no prior compensation arrangements or agreements with such individuals. As the initial closing of the Series G 1.5% Convertible Preferred Stock was completed on March 18, 2014, and such closing represented approximately 81% of the total amount of such financing, the Company’s Board of Directors determined that it was appropriate at that time to compensate such officers for the period since they joined the Company in March and April 2013 through March 31, 2014. Such compensation was concluded on April 14, 2014 with the issuance of the aforementioned stock awards. Accordingly, as a result of these factors, the fair value of these stock awards of $2,280,000 was charged to operations effective as of March 18, 2014. The stock awards were valued at $0.04 per share, which was the closing price of the Company’s common stock on March 18, 2014. These stock awards were made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan.

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

On September 18, 2014, Dr. John Greer, Ph.D. was appointed to the position of Chairman of the Company’s Scientific Advisory Board. Dr. Greer is Professor of Physiology and Alberta Innovates – Health Solutions Senior Scientist with the Neuroscience and Mental Health Institute at the University of Alberta, holds two grants regarding research into neuromuscular control of breathing, and is the inventor on the method of treatment patents licensed by the Company with respect to ampakines. In connection with the appointment of Dr. Greer as Chairman of the Company’s Scientific Advisory Board on September 18, 2014, the Board of Directors awarded 2,000,000 shares of common stock of the Company to Dr. Greer (through his wholly-owned consulting company, Progress Scientific, Inc.), vesting 25% upon appointment, 25% on September 30, 2014, 25% on December 31, 2014, and 25% on March 31, 2015. The stock award was valued at $0.066 per share, which was the closing price of the Company’s common stock on September 18, 2014. This stock award was made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. During the period September 18, 2014 through December 31, 2014, the Company recorded charges to operations of $99,000 with respect to this stock award. During the three months ended March 31, 2015, the Company recorded a final charge to operations of $33,000 with respect to this stock award.

Effective October 15, 2014, Richard Purcell was appointed as the Company’s Senior Vice President of Research and Development. In conjunction with his appointment, the Company agreed to issue to Mr. Purcell 2,000,000 shares of the Company’s common stock, with 25% of such stock grant vesting and issuable every three months after the date of his appointment (i.e., on January 15, 2015, April 15, 2015, July 15, 2015 and October 15, 2015), subject to Mr. Purcell’s continued relationship with the Company on each of the vesting dates. The stock grant was made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. Based on the Company’s closing stock price on October 15, 2014 of $0.078 per share, during the three months and nine months ended September 30, 2015, the Company recorded charges to operations of $39,000 and $117,000, respectively, with respect to this stock award. At September 30, 2015, total unrecognized compensation expense for the outstanding unvested stock awards was $39,000, which will be recognized by the Company as charges to operations on October 15, 2015.

On August 28, 2015, the Company entered into a Second Amended and Restated Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with various accredited investors (each, a “Purchaser”, and together with purchasers in subsequent closings in the private placement, the “Purchasers”), pursuant to which the Company sold units for aggregate cash consideration of $721,180, with each unit consisting of (i) one share of the Company’s common stock, representing an aggregate of 34,292,917 shares of common stock, and (ii) one warrant to purchase two additional shares of common stock, representing an aggregate of 68,585,834 warrants. This financing represented the initial closing of a private placement of up to $3,000,000.

On September 28, 2015, the Company entered into a second closing of the Purchase Agreement with various additional Purchasers, pursuant to which the Company sold units for aggregate cash consideration of $218,530, with each unit consisting of (i) one share of the Company’s common stock, representing an aggregate of 10,391,349 shares of common stock, and (ii) one warrant to purchase two additional shares of common stock, representing an aggregate of 20,782,698 Warrants. This second closing brought the aggregate amount raised under this private placement as of September 30, 2015 to $939,710. The Company entered into a third closing of the Purchase Agreement on November 2, 2015, as described at Note 10.

The price per unit in each closing of the private placement was $0.02103 (the “Per Unit Price”). The Warrants are exercisable through September 30, 2020 and may be exercised at a price of $0.02103 for each share of Common Stock to be acquired upon exercise. The Purchasers consisted of non-affiliated investors, other than James S. J. Manuso, the recently-appointed President and Chief Executive Officer of the Company, who invested $250,000 in the initial closing of the private placement. The Warrants do not contain any cashless exercise provision or reset rights.

No registration rights were granted to any Purchaser in this private placement with respect to (i) the shares of common stock issued as part of the units, (ii) the warrants, or (iii) the shares of common stock issuable upon exercise of the warrants.

Placement agent fees, brokerage commissions, and similar payments were made in the form of cash and warrants to qualified referral sources in connection with certain sales of the shares of common stock and warrants, while other sales, including the sale to James S. J. Manuso, did not result in any fees or commissions. Accordingly, the amount of such fees, on a percentage basis, varies in each closing. The fees paid to such referral sources for the initial closing in cash totaled $47,118, or 6.5% of the aggregate amount paid for the units sold. The fees paid in warrants for the initial closing to such referral sources (the warrants paid to qualified referral sources are referred to herein as the “Placement Agent Warrants”) consist of warrants for 2,240,517 shares of common stock, or that number of shares equal to 6.5% of the number of shares of common stock issued as part of the units, but not the shares underlying the warrants. In connection with the second closing, fees paid to referral sources in cash totaled $18,603, or 8.5% of the aggregate amount paid for the units sold, and 884,594 Placement Agent Warrants were issued, or warrants for that number of shares equal to 8.5% of the number of shares of common stock issued as part of the units, but not the shares underlying the Warrants. Placement Agent Warrants are exercisable until September 30, 2020 at the Per Unit Price. The Placement Agent Warrants have a cashless exercise provision. One of the placement agents that received Placement Agent Warrants is Aurora. Both Arnold S. Lippa and Jeff E. Margolis, officers and directors of the Company, have indirect ownership interests in Aurora through interests held in its members, and Jeff E. Margolis is also an officer of Aurora. As a result, both Arnold S. Lippa and Jeff E. Margolis, or entities in which they have interests, will receive a portion of the Placement Agent Warrants awarded in this private placement.

The shares of common stock and warrants were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. None of the shares of common stock issued as part of the units, the warrants, the common stock issuable upon exercise of the warrants, the Placement Agent Warrants or the shares of common stock issuable upon exercise of the Placement Agent Warrants have been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

See Note 6 for information with respect to the issuance of common stock in connection with the settlement of debt obligations.

Information with respect to the issuance of common stock upon the exercise of common stock purchase warrants issued to placement agents in connection with the Series G Private Placement of the Series G 1.5% Convertible Preferred Stock is provided above at “Series G 1.5% Convertible Preferred Stock.”

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

Information with respect to the issuance and exercise of common stock purchase warrants with respect to placement agents in connection with the Series G Private Placement of the Series G 1.5% Convertible Preferred Stock is provided above at “Series G 1.5% Convertible Preferred Stock.” Information with respect to the issuance and exercise of common stock purchase warrants in connection with the 10% Convertible Note Payable and Warrant Purchase Agreement is provided at Note 4.

A summary of warrant activity for the nine months ended September 30, 2015 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2014	25,686,096	$0.01744
Issued	107,817,327	0.02288
Exercised	(2,223,439)	0.01816
Expired	-	-
Warrants outstanding at September 30, 2015	131,279,984	$0.02201	4.07

Warrants exercisable at December 31, 2014	25,686,096	$0.01744
Warrants exercisable at September 30, 2015	131,279,984	$0.02201	4.07

The exercise prices of common stock warrants outstanding and exercisable are as follows at September 30, 2015:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.00396	13,325,514	13,325,514	April 17, 2019
$0.02103	92,493,643	92,493,643	September 30, 2020
$0.03500	25,460,827	25,460,827	September 15, 2016
	131,279,984	131,279,984

Based on a fair market value of $0.0278 per share on September 30, 2015, the intrinsic value of exercisable in-the-money common stock warrants was $943,862 as of September 30, 2015.

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

Based on a fair market value of $0.069 per share on September 30, 2014, the intrinsic value of exercisable in-the-money common stock warrants was $945,158 as of September 30, 2014.

Stock Options

In connection with the initial closing of the Series G Private Placement completed on March 18, 2014, the stockholders of the Company holding a majority of the votes to be cast on the issue approved the adoption of the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan (the “2014 Plan”), which had been previously adopted by the Board of Directors of the Company, subject to stockholder approval. The Plan permits the grant of options and restricted stock with respect to up to 105,633,002 shares of common stock, in addition to stock appreciation rights and phantom stock, to directors, officers, employees, consultants and other service providers of the Company.

On July 17, 2014, the Board of Directors of the Company awarded stock options to purchase a total of 15,000,000 shares of common stock of the Company, consisting of options for 5,000,000 shares to each of the Company’s then three executive officers, who were also all of the directors of the Company at that time. The stock options were awarded as compensation for those individuals through December 31, 2014. The stock options vested in three equal installments on July 17, 2014 (at issuance), September 30, 2014, and December 31, 2014, and expire on July 17, 2019. The exercise price of the stock options was established on the grant date at $0.05 per share, as compared to the closing market price of the Company’s common stock on such date of $0.044 per share, reflecting an exercise price premium of $0.006 per share or 13.6%. These awards were made under the Company’s 2014 Plan. During the period July 17, 2014 through December 31, 2014, the Company recorded charges to operations of $655,500 with respect to these stock options, reflecting the grant date fair value of the stock options calculated pursuant to the Black-Scholes option-pricing model.

On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan (the “2015 Plan”). The 2015 Plan provides for, among other things, the issuance of either or any combination of restricted shares of common stock and non-qualified stock options to purchase up to 150,000,000 shares of the Company’s common stock for periods up to ten years to management, members of the Board of Directors, consultants and advisors. The Company does not intend to present the 2015 Plan to shareholders for approval. On August 18, 2015, the Board of Directors increased the number of shares that may be issued under the 2015 Plan to 250,000,000 shares of the Company’s common stock.

On June 30, 2015, the Board of Directors of the Company awarded stock options to purchase a total of 55,000,000 shares of common stock, consisting of options for 15,000,000 shares to each of the Company’s then three executive officers, Dr. Arnold S. Lippa, Jeff E. Margolis and Robert N. Weingarten, and options for 2,000,000 shares to each of five other individuals who are members of management, the Company’s Scientific Advisory Board, or independent members of the Board of Directors. The stock options were awarded as partial compensation for those individuals through December 31, 2015. The stock options vest 50% on June 30, 2015 (at issuance), 25% on September 30, 2015 and 25% on December 31, 2015, and will expire on June 30, 2022. The exercise price of the stock options was established on the grant date at $0.025 per share, as compared to the closing market price of the Company’s common stock on such date of $0.0175 per share, reflecting an exercise price premium of $0.0075 per share or 42.9%. These awards were made under the Company’s 2015 Plan. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $946,000. During the three months and nine months ended September 30, 2015, the Company recorded charges to operations of $240,800 and $713,800, respectively, with respect to these stock options.

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. J. Manuso to be its new President and Chief Executive Officer. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded Mr. Manuso stock options to purchase a total of 85,081,300 shares of common stock, of which options for 80,000,000 shares were granted pursuant to the Company’s 2015 Plan and options for 5,081,300 shares were granted pursuant to the Company’s 2014 Plan. The stock options vest 50% on August 18, 2015 (at issuance), 25% on February 18, 2016 and 25% on August 18, 2016, and will expire on August 18, 2025. The exercise price of the stock options was established on the grant date at $0.0197 per share, which is equal to the simple average of the most recent four full trading weeks, weekly Volume Weighted Average Prices (“VWAPs”) of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $0.0216 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $1,786,707. During the three months and nine months ended September 30, 2015, the Company recorded a charge to operations of $998,598, with respect to these stock options. See Note 9 for additional information with respect to other provisions of the employment agreement.

On August 18, 2015, the Company also entered into employment agreements with Dr. Arnold S. Lippa, its new Chief Scientific Officer, Robert N. Weingarten, its Vice President and Chief Financial Officer, and Jeff E. Margolis, its Vice President, Treasurer and Secretary. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded to each of those officers stock options to purchase a total of 10,000,000 shares of common stock pursuant to the Company’s 2015 Plan. The stock options will vest 25% on December 31, 2015, 25% on March 31, 2016, 25% on June 30, 2016 and 25% on September 30, 2016, and will expire on August 18, 2022. The exercise price of the stock options was established on the grant date at $0.0197 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $0.0216 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $609,000. During the three months and nine months ended September 30, 2015, the Company recorded a charge to operations of $64,185, with respect to these stock options. See Note 9 for additional information with respect to other provisions of the employment agreements.

Additionally, on August 18, 2015, the Board of Directors of the Company awarded stock options for 3,000,000 shares of common stock to each of seven other individuals who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan, representing stock options for a total of 21,000,000 shares of common stock. The stock options vest 25% on December 31, 2015, 25% on March 31, 2016, 25% on June 30, 2016 and 25% on September 30, 2016, and will expire on August 18, 2020 as to stock options for 9,000,000 shares of common stock and August 18, 2022 as to stock options for 12,000,000 shares of common stock. The exercise price of the stock options was established on the grant date at $0.0197 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $0.0216 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $430,800. During the three months and nine months ended September 30, 2015, the Company recorded a charge to operations of $51,283, with respect to these stock options.

See Note 6 for information with respect to the issuance of common stock options in connection with the settlement of debt obligations.

Information with respect to common stock awards issued to officers and directors as compensation is provided above under “Common Stock.”

A summary of stock option activity for the nine months ended September 30, 2015 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2014	25,716,668	$0.0503
Granted	223,249,770	0.0211
Expired	-	-
Forfeited	-	-
Options outstanding at September 30, 2015	248,966,438	$0.0241	7.31

Options exercisable at December 31, 2014	25,716,668	$0.0503
Options exercisable at September 30, 2015	141,675,788	$0.0269	6.86

Total deferred compensation expense for the outstanding value of 107,290,650 unvested stock options was approximately $2,048,000 at September 30, 2015, which is being recognized subsequent to September 30, 2015 over a weighted-average period of approximately 10.4 months.

The exercise prices of common stock options outstanding and exercisable were as follows at September 30, 2015:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.0175	29,148,028	29,148,028	June 30, 2020
$0.0197	9,000,000	-	August 18, 2020
$0.0197	42,000,000	-	August 18, 2022
$0.0197	85,081,300	42,540,650	August 18, 2025
$0.0250	55,000,000	41,250,000	June 30, 2022
$0.0400	2,400,000	2,400,000	March 13, 2019
$0.0400	1,250,000	1,250,000	April 14, 2019
$0.0430	1,100,000	1,100,000	March 14, 2024
$0.0476	2,520,442	2,520,442	April 8, 2020
$0.0490	800,000	800,000	February 28, 2024
$0.0500	15,000,000	15,000,000	July 17, 2019
$0.0512	500,000	500,000	January 29, 2020
$0.0600	3,083,334	3,083,334	July 17, 2022
$0.0600	2,083,334	2,083,334	August 10, 2022
	248,966,438	141,675,788

Based on a fair market value of $0.0278 per share on September 30, 2015, the intrinsic value of exercisable in-the-money common stock options was $760,304 as of September 30, 2015.

A summary of stock option activity for the nine months ended September 30, 2014 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2013	5,166,668	$0.0600
Granted	20,550,000	0.0480
Expired	-	-
Forfeited	-	-
Options outstanding at September 30, 2014	25,716,668	$0.0500	5.70

Options exercisable at December 31, 2013	5,166,668	$0.0600
Options exercisable at September 30, 2014	20,716,668	$0.0500	5.92

The exercise prices of common stock options outstanding and exercisable were as follows at September 30, 2014:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.0400	2,400,000	2,400,000	March 13, 2019
$0.0400	1,250,000	1,250,000	April 14, 2019
$0.0430	1,100,000	1,100,000	March 14, 2024
$0.0490	800,000	800,000	February 28, 2024
$0.0500	15,000,000	10,000,000	July 17, 2019
$0.0600	3,083,334	3,083,334	July 17, 2022
$0.0060	2,083,334	2,083,334	August 10, 2022
	25,716,668	20,716,668

Based on a fair market value of $0.069 per share on September 30, 2014, the intrinsic value of exercisable in-the-money common stock options was $386,950 as of September 30, 2014.

For the three months ended September 30, 2015 and 2014, stock-based compensation costs included in the condensed consolidated statements of operations consisted of general and administrative expenses of $1,288,479 and $584,000, respectively, and research and development expenses of $105,307 and $66,000, respectively. For the nine months ended September 30, 2015 and 2014, stock-based compensation costs included in the condensed consolidated statements of operations consisted of general and administrative expenses of $1,727,079 and $2,864,000, respectively, and research and development expenses of $250,787 and $66,000, respectively.

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

The stock options and warrants outstanding at June 30, 2012 were all out-of-the-money on August 10, 2012. During late July and early August 2012, the Company issued options to officers and directors at that time to purchase a total of 7,361,668 shares of common stock exercisable for ten years at $0.06 per share. By October 1, 2012, these options, as well as the options and warrants outstanding at June 30, 2012, were also out-of-the-money and continued to be out-of-the-money through September 30, 2015.

There were no stock options or warrants exercised subsequent to August 10, 2012 that triggered additional contingent consideration, and the only remaining stock options outstanding that could still trigger the additional contingent consideration generally remained out-of-the-money through September 30, 2015. As of September 30, 2015, 2,111,445 contingent shares of common stock remained issuable under the Pier merger agreement due to expirations and forfeitures of stock options and warrants occurring since August 10, 2012.

The Company concluded that the issuance of any of the contingent shares to the Pier Stock Recipients was remote, given the large spread between the exercise prices of these stock options and warrants as compared to the common stock trading range, the subsequent expiration or forfeiture of most of the options and warrants, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants have generally remained out-of-the-money through September 30, 2015. Accordingly, the Company considered the fair value of the contingent consideration to be immaterial and therefore did not ascribe any value to such contingent consideration. If any such shares are ultimately issued to the former Pier stockholders, the Company will recognize the fair value of such shares as a charge to operations at that time.

Reserved and Unreserved Shares of Common Stock

At September 30, 2015, the Company had 1,400,000,000 shares of common stock authorized and 477,221,347 shares of common stock issued and outstanding. Furthermore, as of September 30, 2015, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred Stock; 131,279,984 shares for issuance upon exercise of warrants; 248,966,438 shares for issuance upon exercise of outstanding stock options; 20,551,702 shares to cover equity grants available for future issuance pursuant to the 2014 Plan; 26,364,285 shares to cover equity grants available for future issuance pursuant to the 2015 Plan; 78,054,277 shares for issuance upon conversion of the Series G 1.5% Convertible Preferred Stock; 17,876,357 shares for issuance upon conversion of the 10% Convertible Notes; and 2,111,445 shares issuable as contingent shares pursuant to the Pier merger. Accordingly, as of September 30, 2015, the Company had an aggregate of 525,208,167 shares of common stock reserved for issuance and 397,570,486 shares of common stock unreserved and available for future issuance. The Company expects to satisfy its future common stock commitments through the issuance of authorized but unissued shares of common stock.

8. Related Party Transactions

Dr. Arnold S. Lippa and Jeff E. Margolis, officers and directors of the Company since March 22, 2013, have indirect ownership interests and managing memberships in Aurora Capital LLC through interests held in its members, and Jeff. E. Margolis is also an officer of Aurora Capital LLC. Aurora Capital LLC is a boutique investment banking firm specializing in the life sciences sector that is also a full service brokerage firm.

On March 31, 2013, the Company accrued $85,000 as reimbursement for legal fees incurred by Aurora Capital LLC in conjunction with the removal of the Company’s prior Board of Directors on March 22, 2013, which amount has been included in accounts payable and accrued expenses at September 30, 2015 and 2014.

On June 30, 2015, the Board of Directors of the Company awarded cash bonuses totaling $215,000, including an aggregate of $195,000 to certain of the Company’s executive officers and an aggregate of $20,000 to the independent members of the Company’s Board of Directors. The cash bonuses awarded to executive officers were as follows: Dr. Arnold S. Lippa - $75,000; Jeff E. Margolis - $60,000; and Robert N. Weingarten - $60,000. The cash bonuses awarded to the two independent members of the Company’s Board of Directors were as follows: James E. Sapirstein - $10,000; and Kathryn MacFarlane - $10,000. The cash bonuses totaling $215,000 were awarded as partial compensation for services rendered by such persons from January 1, 2015 through June 30, 2015, and are included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2015, and in general and administrative expenses in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2015.

On June 30, 2015, the Board of Directors also established cash compensation arrangements for certain of the Company’s executive officers at the following monthly rates: Dr. Arnold S. Lippa - $12,500; Jeff E. Margolis - $10,000; and Robert N. Weingarten - $10,000. In addition, the Company established quarterly cash board fees for the two independent members of the Company’s Board of Directors as follows: James E. Sapirstein - $5,000; and Kathryn MacFarlane - $5,000. This compensation is payable in arrears and will commence on July 1, 2015 and continue through December 31, 2015, unless further revised as a result of new developments. Both the cash bonuses and the cash monthly compensation will be accrued but not paid until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis.

Effective August 18, 2015, Company entered into new employment agreements with Dr. Arnold S. Lippa, Robert N. Weingarten and Jeff E. Margolis which superseded the compensation arrangements previously established for those officers on June 30, 2015, excluding the cash bonuses referred to above. See Note 9 for additional information with respect to the employment agreements entered into on August 18, 2015.

During the three months and nine months ended September 30, 2015, the Company charged $5,000 and $19,000 to operations for consulting services rendered by an entity controlled by family members of Dr. Arnold S. Lippa. During the three months and nine months ended September 30, 2014, such similar charges amounted to $12,000 and $24,000, respectively.

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

A former director of the Company, who joined the Company’s Board of Directors on August 10, 2012 in conjunction with the Pier transaction and who resigned from the Company’s Board of Directors on September 28, 2012, has asserted certain claims for consulting compensation against the Company. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its condensed consolidated financial statements at September 30, 2015 and its consolidated financial statements at December 31, 2014.

Employment Agreements

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. J. Manuso to be its new President and Chief Executive Officer. Pursuant to the agreement, which is for an initial term of three years, Dr. Manuso is to receive an initial annual base salary of $375,000, subject to certain conditions, which will increase to $450,000 annually upon the first anniversary of his contract, again subject to certain conditions being met. Dr. Manuso will also be eligible to receive bonuses ranging from $100,000 to $300,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Dr. Manuso was granted stock options to acquire 85,081,300 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans in the discretion of the Board of Directors. Dr. Manuso had also agreed to purchase newly issued securities of the Company in an amount of $250,000, which was accomplished by Dr. Manuso’s participation in the first closing of the unit offering of common stock and warrants on August 28, 2015, as described at Note 7. Dr. Manuso will also receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $16,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. He will also be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Manuso is provided at Note 7. The payment obligation associated with the first year base salary is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time, scheduled payments are to commence. Compensation accrued pursuant to this agreement totaled $46,910 for the period August 18, 2015 through September 30, 2015 and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2015, and in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three months and nine months ended September 30, 2015. Dr. Manuso was also appointed to the Company’s Board of Directors and elected as Vice Chairman of the Board of Directors. Dr. Manuso will not receive any additional compensation for serving as Vice Chairman and on the Board of Directors.

On August 18, 2015, concurrently with the hiring of Dr. James S. J. Manuso as its new President and Chief Executive Officer, the Company accepted the resignation of Dr. Arnold S. Lippa, as President and Chief Executive Officer. Dr. Lippa will continue to serve as the Company’s Executive Chairman and a member of the Board of Directors. Also on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term of three years, Dr. Lippa is to receive an initial annual base salary of $300,000, subject to certain conditions, which will increase to $375,000 annually upon the first anniversary of his contract, again subject to certain conditions being met. Dr. Lippa will also be eligible to receive bonuses ranging from $75,000 to $150,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 10,000,000 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa will also receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $12,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. He will also be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Lippa is provided at Note 7. The payment obligation associated with the first year base salary is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time, scheduled payments are to commence. Compensation accrued pursuant to this agreement totaled $38,039 for the period August 18, 2015 through September 30, 2015 and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2015, and in research and development expenses in the Company’s condensed consolidated statement of operations for the three months and nine months ended September 30, 2015. Compensation accrued to Dr. Lippa under a prior superseded arrangement, while still serving as the Company’s President and Chief Executive Officer, totaled $19,750 for the period July 1, 2015 through August 17, 2015 and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2015, and in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three months and nine months ended September 30, 2015. Dr. Lippa will not receive any additional compensation for serving as Executive Chairman and on the Board of Directors.

On August 18, 2015, the Company also entered into employment agreements with Jeff E. Margolis, in his continuing role as Vice President, Secretary and Treasurer, and Robert N. Weingarten, in his continuing role as Vice President and Chief Financial Officer. Pursuant to the agreements, which are for initial terms of one year, Mr. Margolis and Mr. Weingarten are each to receive an initial annual base salary of $195,000, subject to certain conditions, and each will also be eligible to receive bonuses ranging from $65,000 to $125,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Mr. Margolis and Mr. Weingarten each were granted stock options to acquire 10,000,000 shares of common stock of the Company and both are eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Margolis and Mr. Weingarten will also each receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $9,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. Both will also be reimbursed for business expenses. Additional information with respect to the stock options granted to Mr. Margolis and Mr. Weingarten is provided at Note 7. The payment obligations associated with both of their first year base salaries is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time, scheduled payments are to commence. Total compensation accrued pursuant to these agreements totaled $51,240 ($25,620 each) for the period August 18, 2015 through September 30, 2015 and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2015, and in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three months and nine months ended September 30, 2015. Compensation accrued to Mr. Margolis and Mr. Weingarten under prior superseded arrangements totaled $31,612 ($15,806 each) for the period July 1, 2015 through August 17, 2015 and is also included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2015, and in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three months and nine months ended September 30, 2015. Mr. Margolis and Mr. Weingarten also continue to serve as Directors of the Company, but will not receive any additional compensation for serving on the Board of Directors.

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

On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its consolidated financial statements at September 30, 2015 and December 31, 2014.

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

University of Illinois 2014 Exclusive License Agreement

On June 27, 2014, the Company entered into an Exclusive License Agreement (the “2014 License Agreement”) with the University of Illinois, the material terms of which were similar to the License Agreement between the parties that had been previously terminated on March 21, 2013. The 2014 License Agreement became effective on September 18, 2014, upon the completion of certain conditions set forth in the 2014 License Agreement, including: (i) the payment by the Company of a $25,000 licensing fee, (ii) the payment by the Company of outstanding patent costs aggregating $15,840, and (iii) the assignment to the University of Illinois of rights the Company held in certain patent applications, all of which conditions were fulfilled.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31, 2015, and which the Company expects to pay during December 2015. In the year after the first application is submitted for market approval to the FDA and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000. During the three months and nine months ended September 30, 2015, the Company recorded charges to operations of $25,000 and $75,000, respectively, with respect to its 2015 minimum annual royalty obligation, which was included in research and development expenses, with a corresponding credit to accounts payable and accrued liabilities.

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

Partnership with the Knowledge Translation Strategy Unit of the Canadian Institutes of Health Research

On June 30, 2015, the Company announced a partnership with the Knowledge Translation Strategy Unit of the Canadian Institutes of Health Research. Through collaboration with John Greer, Ph.D., Chairman of the Company’s Scientific Advisory Board and Professor of Physiology and Alberta Innovates – Health Solutions Senior Scientist with the Neuroscience and Mental Health Institute at the University of Alberta, a research grant has been awarded by the Canadian Institutes of Health Research in the approximate amount of CAD$145,000 (approximately US$110,000) to partially fund the development of CX1942 and related compounds for the alleviation of various forms of respiratory depression. As the Principal Investigator, Dr. Greer will be heading the research and development effort. The Company intends to provide approximately CAD$85,000 (approximately US$65,000) of funding ratably over a period of approximately one year that is expected to begin in November 2015 to underwrite additional costs budgeted under this research grant, as well as to pay patent costs of CAD$20,000 (approximately US$15,000) .

10. Subsequent Events

On November 2, 2015, the Company entered into a third closing of the Purchase Agreement with various Purchasers, pursuant to which the Company sold units for aggregate cash consideration of $255,000, with each unit consisting of (i) one share of the Company’s common stock, representing an aggregate of 12,125,536 shares of common stock, and (ii) one warrant to purchase two additional shares of common stock, representing an aggregate of 24,251,072 Warrants. The Per Unit Price in the third closing of this private placement was $0.02103. This third closing brought the aggregate amount raised under this private placement as of November 2, 2015 to $1,194,710. As part of the agreement with the Company’s current law firm (see Note 6), the Company agreed to make a cash payment to such law firm of $250,000 upon the receipt of $1,000,000 of gross proceeds from the Company’s current common stock and warrant financing (see Note 7). Accordingly, the Company expects to make such payment to the law firm in November 2015.

In connection with the third closing, fees paid to referral sources in cash totaled $25,500, or 10% of the aggregate amount paid for the units sold, and 1,212,553 Placement Agent Warrants were issued, or warrants for that number of shares equal to 10.0% of the number of shares of common stock issued as part of the units, but not the shares underlying the Warrants. Placement Agent Warrants are exercisable until September 30, 2020 at the Per Unit Price. The Placement Agent Warrants have a cashless exercise provision. Aurora was the placement agent receiving the Placement Agent Warrants. Both Arnold S. Lippa and Jeff E. Margolis, officers and directors of the Company, have indirect ownership interests in Aurora through interests held in its members, and Jeff E. Margolis is also an officer of Aurora. As a result, both Arnold S. Lippa and Jeff E. Margolis, or entities in which they have interests, will receive a portion of the Placement Agent Warrants awarded in this private placement.

The Company performed an evaluation of subsequent events through the date of filing of these financial statements with the SEC. Other than the above, there were no material subsequent events which affected the amounts or disclosures in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since its formation in 1987, Cortex Pharmaceuticals, Inc. (“Cortex”) has been engaged in the research and clinical development of a class of compounds referred to as ampakines. By acting as positive allosteric modulators of AMPA glutamate receptors, ampakines increase the excitatory effects of the neurotransmitter glutamate. Preclinical research suggested that these ampakines might have therapeutic potential for the treatment of certain respiratory disorders, as well as cognitive disorders, depression, attention deficit disorder and schizophrenia

In 2011, prior management conducted a re-evaluation of Cortex’s strategic focus and determined that clinical development in the area of respiratory disorders, particularly sleep apnea and drug-induced respiratory depression, provided the most cost-effective opportunities for potential rapid development and commercialization of Cortex’s compounds. Accordingly, Cortex narrowed its clinical focus at that time and sidelined other avenues of scientific inquiry. This re-evaluation provided the impetus for Cortex’s acquisition of Pier Pharmaceuticals, Inc. (“Pier”) in August 2012. Cortex and its wholly-owned subsidiary, Pier, are collectively referred to herein as the “Company.”

The Company underwent a change in management in March 2013, and since then the Company’s current management has continued to implement this strategic focus, including seeking the capital to fund such efforts. As a result of the Company’s scientific discoveries and the acquisition of strategic, exclusive license agreements, management believes that the Company is now a leader in developing drugs for respiratory disorders, particularly sleep apneas and drug-induced respiratory depression.

The Company owns patents and patent applications for certain families of chemical compounds, including ampakines, which claim the chemical structures and their use in the treatment of various disorders. These patents cover, among other compounds, the Company’s lead ampakines CX1739 and CX1942, and extend through at least 2028.

On May 8, 2007, Cortex entered into a license agreement, as subsequently amended, with the University of Alberta granting Cortex exclusive rights to method of treatment patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. These patents, along with Cortex’s own patents claiming chemical structures, comprise Cortex’s principal intellectual property supporting Cortex’s research and clinical development program in the use of ampakines for the treatment of respiratory disorders. Cortex has completed pre-clinical studies indicating that several of its ampakines, including CX717, CX1739 and CX1942, were efficacious in treating drug induced respiratory depression caused by opiates or certain anesthetics without offsetting the analgesic effects of the opiates or the anesthetic effects of the anesthetics. In two clinical Phase 2 studies, one of which was published in a peer-reviewed journal, CX717, a predecessor compound to CX1739 and CX1942, antagonized the respiratory depression produced by fentanyl, a potent narcotic, without affecting the analgesia produced by this drug. In addition, Cortex has conducted a Phase 2A clinical study in which patients with sleep apnea were administered CX1739, Cortex’s lead clinical compound. The results suggested that CX1739 might have use for the treatment of central sleep apnea (“CSA”) and mixed sleep apnea, but not obstructive sleep apnea (“OSA”).

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

Through the merger, Cortex gained access to an Exclusive License Agreement (as amended, the “License Agreement”) that Pier had entered into with the University of Illinois on October 10, 2007. The License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids, of which dronabinol is a specific example, for the treatment of sleep-related breathing disorders (including sleep apnea). Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with OSA. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol.

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

Prior to the merger, Pier conducted a 21 day, randomized, double-blind, placebo-controlled, dose escalation Phase 2 clinical study in 22 patients with OSA, in which dronabinol produced a statistically significant reduction in the Apnea-Hypopnea Index, the primary therapeutic end-point, and was observed to be safe and well tolerated. The University of Illinois and three other research centers are currently investigating dronabinol in a potentially pivotal, six week, double-blind, placebo-controlled Phase 2B clinical trial in 120 patients with OSA. This study, which the University of Illinois expects to be completed during the second quarter of 2016, is fully funded by the National Heart, Lung and Blood Institute of the National Institutes of Health. The Company is not managing or funding this ongoing clinical trial.

Dronabinol is a Schedule III, controlled generic drug with a relatively low abuse potential that is approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of AIDS-related anorexia and chemotherapy-induced emesis. The use of dronabinol for the treatment of OSA is a novel indication for an already approved drug and, as such, the Company believes that it would only require approval by the FDA of a supplemental new drug application.

Subsequent to the termination of the License Agreement effective March 21, 2013, due to the Company’s failure to make a required payment, current management opened negotiations with the University of Illinois. As a result, the Company ultimately entered into a new license agreement with the University of Illinois on June 27, 2014, the material terms of which were similar to the License Agreement that was terminated on March 21, 2013.

Anticipated Clinical Study

The Company recently filed an Investigational New Drug (“IND”) application with the FDA to conduct a double-blind, placebo-controlled, dose-ascending Phase 2A clinical trial with approximately 18 subjects to determine the ability of orally administered CX1739, the Company’s lead ampakine, to prevent the respiratory depression produced by remi-fentanyl, a strong opiate. The clinical trial will provide for the once-weekly administration of either a placebo or one of three doses of CX1739 prior to the administration of remi-fentanyl, with respiration, analgesia and a number of other clinical measures being taken after administration. Clinical supplies have been prepared, a clinical site has been selected, and a protocol has been written. The commencement of this clinical trial is subject to resolution of certain technical issues raised by the FDA in its recent clinical hold letter, which the Company is in the process of addressing, and which the Company expects to respond to by December 31, 2015. Assuming no further comments from or issues raised by the FDA, the Company expects to initiate this clinical trial during the first quarter of 2016, subject to the availability of sufficient working capital to fund this study. This clinical trial is expected to cost a total of approximately $750,000 and to take approximately four months to conduct.

Recent Developments

Partnership with the Knowledge Translation Strategy Unit of the Canadian Institutes of Health Research

On June 30, 2015, the Company announced a partnership with the Knowledge Translation Strategy Unit of the Canadian Institutes of Health Research. Through collaboration with John Greer, Ph.D., Chairman of the Company’s Scientific Advisory Board and Professor of Physiology and Alberta Innovates – Health Solutions Senior Scientist with the Neuroscience and Mental Health Institute at the University of Alberta, a research grant has been awarded by the Canadian Institutes of Health Research in the approximate amount of CAD$145,000 (approximately US$110,000) to partially fund the development of CX1942 and related compounds for the alleviation of various forms of respiratory depression. As the Principal Investigator, Dr. Greer will be heading the research and development effort. The Company intends to provide approximately CAD$85,000 (approximately US$65,000) of funding ratably in advance over a period of approximately one year that is expected to begin in November 2015 to underwrite additional costs budgeted under this research grant, as well as to pay patent costs of CAD$20,000 (approximately US$15,000).

Dr. Greer’s research on respiratory depression has been utilized by the Company in its research and development of drugs to treat respiratory disorders. Based on this research, the Company has a pipeline of oral and injectable drugs, including CX1739 and CX1942, which have shown the ability to alleviate respiratory depression. The compounds in development potentially offer the medical community and patients novel therapies to treat the breathing problems associated with certain drugs used for pain management and anesthetics, as well as disease and brain and spinal cord injuries.

Preclinical and clinical research results have demonstrated the effectiveness of the Company’s ampakines in the treatment of respiratory depression associated with opiate overdose, anesthesia, apnea, spinal injury, premature birth and genetic disorders such as Pompe Disease. The Company owns patents and patent applications for certain families of chemical compounds that claim the chemical structures and their use in the treatment of various disorders. These patents cover, among other compounds, the Company’s lead ampakines CX1739 and CX1942, and extend through at least 2028.

The Company believes that this funding from the Canadian Institutes of Health Research is an important step in advancing the Company’s translational pre-clinical laboratory research, and could widen the scope of potential clinical applications.

Recent Publications

The Chairman of the Company’s Scientific Advisory Board, Dr. John Greer, Ph.D., is the co-author of two recently published key scientific papers that show the positive effects of the Company’s ampakines CX1739 and CX717 in treating respiratory distress in a rat pup model of perinatal apnea and a genetic mouse model of Pompe Disease. Dr. Greer is Professor of Physiology and Alberta Innovates – Health Solutions Senior Scientist with the Neuroscience and Mental Health Institute at the University of Alberta and has dedicated his research to understanding the basic mechanisms of breathing and discovering the use of ampakines to promote respiration. Dr. Greer is the inventor of the patents licensed by the Company claiming the use of ampakines for the treatment of various forms of respiratory depression.

Premature infants exhibit frequent apneic events and have weak endogenous respiratory drive, which are some of the most persistent and troubling problems in neonatal intensive care. Apnea of prematurity occurs in varying degrees in more than 85% of infants who are born at less than 34 weeks of gestation. In a paper entitled “Ampakines Enhance Weak Endogenous Respiratory Drive and Alleviate Apnea in Perinatal Rats” in the American Journal of Respiratory and Critical Care Medicine, Volume 191, Number 6, March 15, 2015 (http://www.atsjournals.org/doi/abs/10.1164/rccm.201410-1898OC#.VUT7oPlVhBc), Ren, Ding and Greer describe experiments in prematurely born rats with apnea that demonstrate increased inspiratory drive in response to Cortex’s ampakine CX1739. The authors report that CX1739 reduces apneas and improves ventilation in prematurely born rats, providing pharmacologic evidence that CX1739 should be considered for development to treat this indication, which is currently a poorly met clinical need.

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

In another publication entitled “Ampakines Stimulate Respiratory Motor Output and Ventilation in a Murine Model of Pompe Disease,” in the American Journal of Respiratory Cell and Molecular Biology, January 8, 2015 (http://www.ncbi.nlm.nih.gov/pubmed/?term=greer+pompe+CX717), Drs. ElMallah, Greer, Fuller, et al, describe experiments in which CX717, another of the Company’s ampakines, stimulates respiratory neuromotor output and breathing in a genetic mouse model of Pompe Disease, suggesting that ampakines may have potential as an adjunctive therapy in the treatment of this disorder.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $4,241,312 for the nine months ended September 30, 2015 and $2,707,535 for the fiscal year ended December 31, 2014, negative operating cash flows of $792,414 for the nine months ended September 30, 2015 and $885,869 for the fiscal year ended December 31, 2014, and expects to continue to incur net losses and negative operating cash flows for several more years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2014, has expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently, and has for some time, been in significant financial distress. It has limited cash resources and current assets and has no ongoing source of revenue. Current management is continuing to address numerous aspects of the Company’s existing business and obligations, including, without limitation, debt obligations, financing requirements, intellectual property, licensing agreements, legal and patent matters and regulatory compliance, and has continued to raise new debt and equity capital to fund the Company’s business activities.

From June 2013 through March 2014, the Company’s Chairman and then Chief Executive Officer advanced short-term loans to the Company aggregating $150,000 for working capital purposes. In March and April 2014, the Company completed a private placement (the “Series G Private Placement”) by selling 928.5 shares of its Series G 1.5% Convertible Preferred Stock for gross proceeds of $928,500 and repaid the aggregate advances. The Company’s Chairman and then Chief Executive Officer invested $250,000 in the Series G Private Placement. During November and December 2014, the Company sold short-term convertible notes and warrants in an aggregate principal amount of $369,500 to various accredited investors and an additional $210,000 of such short-term convertible notes and warrants in February 2015. The Company terminated this financing, which generated aggregate gross proceeds of $579,500, effective February 18, 2015. In June 2015, the Company’s Chairman and then Chief Executive Officer advanced $40,000 to the Company in the form of a short-term loan for working capital purposes. In August and September 2015, the Company completed two closing of a private placement by selling 44,684,266 units of its common stock and warrants for gross proceeds of $939,710 and repaid the short-term loan of $40,000 plus accrued interest of $877. On November 2, 2015, the Company entered into a third closing of this private placement by selling 12,125,536 units of its common stock and warrants for gross proceeds of $255,000. The Company’s recently appointed President and Chief Executive Officer invested $250,000 in the August 2015 closing of this private placement.

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including an increase in the Company’s research and development activities. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Based on the FASB’s Exposure Draft Update issued on April 29, 2015, and approved in July 2015, Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date, ASU 2014-09 is now effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (ASU 2015-01), Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement – Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification: (1) Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates. (2) Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the guidance prospectively. A reporting entity also may apply the guidance retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02), Consolidation (Topic 810). ASU 2015-02 changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation mode. ASU 2015-02 affects the following areas: (1) limited partnerships and similar legal entities; (2) evaluating fees paid to a decision maker or a service provider as a variable interest; (3) the effect of fee arrangements on the primary beneficiary determination; (4) the effect of related parties on the primary beneficiary determination; and (5) certain investment funds. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the guidance in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest – Imputation of Interest (Subtopic 835-30). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. ASU 2015-3 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within that fiscal year. Early adoption is permitted for financial statements that have not been previously issued. An entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The adoption of ASU 2015-03 is expected to have an impact on the presentation of any debt issuance costs incurred by the Company beginning in 2016.

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

Deferred and Capitalized Financing Costs

Costs incurred in connection with ongoing financing activities, including legal and other professional fees, placement agent fees and escrow agent fees, are deferred until the related financing is either completed or abandoned.

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

10% Convertible Notes Payable

The Company accounted for the beneficial conversion features with respect to the sale of the convertible notes and the issuance of the warrants in 2014 and 2015 in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options.

The Company considered the face value of the convertible notes to be representative of their fair value. The Company determined the fair value of the warrants based on the Black-Scholes option-pricing model. The relative fair value method generated respective fair values for each of the convertible notes and the warrants of approximately 50% for the convertible notes and approximately 50% for the warrants. Once these values were determined, the fair value of the warrants and the fair value of the beneficial conversion feature (which were calculated based on the effective conversion price) were recorded as a reduction to the face value of the promissory note obligation. As a result, this aggregate debt discount reduced the carrying value of the convertible notes to zero at each issuance date. The excess amount generated from this calculation was not recorded, as the carrying value of a convertible note cannot be reduced below zero. The aggregate debt discount is being amortized as interest expense over the original term of the convertible notes. The difference between the amortization of the debt discount calculated based on the straight-line method and the effective yield method was not material.

The cash fees paid to placement agents and for legal costs were deferred and capitalized as deferred offering costs and are being amortized to interest expense over the original term of the convertible notes. The placement agent warrants were considered as an additional cost of the offering and were included in deferred offering costs at fair value. The difference between the amortization of the deferred offering costs calculated based on the straight-line method and the effective yield method was not material.

On August 13, 2015, the Company elected to extend the maturity date of the convertible notes to September 15, 2016. As a consequence of this election, under the terms of the convertible notes, the Company was required to issue to convertible note holders additional warrants (the “New Warrants”). In connection with the extension of the maturity date of the convertible notes, the Board of Directors of the Company determined to extend the termination date of the original warrants (the “Old Warrants”), so that they are coterminous with the new maturity date of the convertible notes.

The Company reviewed the guidance in ASC 405-20, Extinguishment of Liabilities, and determined that the notes had not been extinguished. The Company therefore concluded that the guidance in ASC 470-50, Modifications and Extinguishments, should be applied, which states that if the exchange or modification is not to be accounted for in the same manner as a debt extinguishment, then the fees shall be associated with the replacement or modified debt instrument and, along with any existing unamortized premium or discount, amortized as an adjustment of interest expense over the remaining term of the replacement or modified debt instrument using the interest method.

With regard to the modification of the convertible notes and the issuance of the New Warrants, the Company deferred such costs over the remaining term of the extended notes. The Company is accounting for such costs as a discount to the notes and is amortizing such costs to interest expense over the extended term of the notes.

With regard to the extension of the Old Warrants, the Company deferred such costs over the remaining term of the extended convertible notes. The Company is accounting for such costs as a discount to the notes and is amortizing such costs to interest expense over the extended term of the convertible notes.

The closing market price of the Company’s common stock on the extension date of September 15, 2015 was $0.031 per share, as compared to the fixed conversion price of the convertible notes and the fixed exercise price of both the Old Warrants and the New Warrants of $0.035 per share. Accordingly, the Company has accounted for the beneficial conversion features with respect to the extension of the convertible notes and the extension of the Old Warrants and the issuance of the New Warrants in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options.

The Company considered the face value of the convertible notes, plus the accrued interest thereon, to be representative of their fair value. The relative fair value method generated respective fair values for each of the convertible notes, including accrued interest, and the New Warrants and extension of the Old Warrants, of approximately 55% for the convertible notes, including accrued interest, and approximately 45% for the New Warrants and extension of the Old Warrants. Once these values were determined, the fair value of the New Warrants and extension of the Old Warrants and the fair value of the beneficial conversion feature (which were calculated based on the effective conversion price) were recorded as a reduction to the face value of the promissory note obligation. The aggregate debt discount is being amortized as interest expense over the extended term of the promissory notes. The difference between the amortization of the debt discount calculated based on the straight-line method and the effective yield method was not material.

Research Grants

The Company recognizes revenues from research grants as earned based on the percentage-of-completion method of accounting and issues invoices for contract amounts billed based on the terms of the grant agreement. Revenues recorded under research grants in excess of amounts earned are classified as unearned grant revenue liability in the Company’s consolidated balance sheet. Grant receivable reflects contractual amounts due and payable under the grant agreement. The payment of grants receivables are based on progress reports provided by the Company. The research grant was completed in April 2015, and the Company has filed all required progress reports.

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

The Company accounts for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s financial statements over the vesting period of the awards. The Company accounts for stock-based payments to Scientific Advisory Board members and consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Stock grants, which are generally time vested, are measured at the grant date fair value and charged to operations ratably over the vesting period.

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

Results of Operations

Three Months Ended September 30, 2015 and 2014

Revenues. The Company had no research grant revenues during the three months ended September 30, 2015 and 2014.

General and Administrative. For the three months ended September 30, 2015, general and administrative expenses were $1,615,503, as compared to $792,915 for the three months ended September 30, 2014. The increase in general and administrative expenses for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, of $823,588 is primarily a result of an increase in stock-based compensation.

Stock-based compensation costs included in general and administrative expenses were $1,288,479 for the three months ended September 30, 2015, as compared to $584,000 for the three months ended September 30, 2014, an increase of $704,479, primarily as a result of stock options granted to officers and directors, in particular the Company’s recently appointed President and Chief Executive Officer. For the three months ended September 30, 2014, the $584,000 of stock-based compensation costs included in general and administrative expenses was all to officers and directors as compensation for services rendered.

At September 30, 2015, the Company reviewed its estimates for accounts payable and accrued expenses, as a result of which the Company reduced accounts payable and accrued expenses by $55,778, which was recorded as a reduction to general and administrative expenses for the three months ended September 30, 2015.

Research and Development. For the three months ended September 30, 2015, research and development expenses were $405,742, an increase of $233,910, as compared to $171,832 for the three months ended September 30, 2014. The increase in research and development expenses for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, is primarily a result of $38,039 in compensation accrued to Dr. Lippa as the Company’s new Chief Scientific Officer, an increase in stock-based compensation of $39,387, of which $21,395 is attributable to the amortization of the fair value of stock options that were awarded to Dr. Lippa as, the Company’s new Chief Scientific Officer, $13,751 in fees and expenses for the newly formed Scientific Advisory Board, $56,572 of costs related to the planning for an upcoming clinical study of CX1739, consulting fees of $43,976 paid to the Company’s Senior Vice President of Research and Development, and an increase in patent related legal fees of $53,678.

Interest Expense. During the three months ended September 30, 2015, interest expense was $253,101 (including $12,972 to related parties), an increase of $240,149, as compared to $12,952 (including $12,260 to related parties) for the three months ended September 30, 2014. The increase in interest expense resulted primarily from costs associated with the convertible note and warrant financing conducted during November 2014 through February 2015. Costs charged to interest expense with respect to such financing during the three months ended September 30, 2015 totaled $238,347 and consisted of the amortization of capitalized financing costs of $35,306, the amortization of debt discount costs of $188,232, and accrued interest of $14,809.

Foreign Currency Transaction Gain. Foreign currency transaction gain was $11,618 for the three months ended September 30, 2015, as compared to $46,830 for the three months ended September 30, 2014. The foreign currency transaction gain relates to the $399,774 loan from SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd., made in June 2012, which is denominated in the South Korean Won.

Net Loss. For the three months ended September 30, 2015, the Company incurred a net loss of $2,263,728, as compared to a net loss of $643,060 for the three months ended September 30, 2014.

Dividends on Series G 1.5% Convertible Preferred Stock. For the three months ended September 30, 2015, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings were $1,108. For the three months ended September 30, 2014, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and April 17, 2014 closings were $3,560. The decrease in dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock of $2,452 is due to conversions of Series G 1.5% Convertible Preferred Stock into common stock that have occurred since issuance in 2014.

Net Loss Attributable to Common Stockholders. For the three months ended September 30, 2015, the Company incurred a net loss attributable to common stockholders of $2,264,836, as compared to a net loss attributable to common stockholders of $646,620 for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 and 2014

Revenues. During the nine months ended September 30, 2015, the Company had research grant revenues of $86,916 related to a contract with the National Institute on Drug Abuse entered into on September 18, 2014. The Company had no research grant revenues during the nine months ended September 30, 2014.

General and Administrative. For the nine months ended September 30, 2015, general and administrative expenses were $2,646,796, a decrease of $701,482, as compared to $3,348,278 for the nine months ended September 30, 2014. The decrease in general and administrative expenses for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, is primarily a result of a decrease in stock-based compensation.

Stock-based compensation costs included in general and administrative expenses were $1,727,079 for the nine months ended September 30, 2015, as compared to $2,864,000 for the nine months ended September 30, 2014, a decrease of $1,136,921. This decrease was due to the Company’s shift in compensation philosophy for its officers and directors beginning in mid-2015 from entirely stock-based compensation to a combination of stock-based compensation and compensation payable in cash. For the nine months ended September 30, 2014, of the $2,864,000 of stock-based compensation costs included in general and administrative expenses, approximately $2,544,000 was to officers and directors as compensation for services rendered.

Compensation costs to officers and directors payable in cash for the nine months ended September 30, 2015 were $374,520, as compared to $0 for the nine months ended September 30, 2014. In addition, during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, the Company incurred an increase of $113,357 in professional fees and other costs incurred in connection with management’s efforts to reestablish and update the Company’s accounting systems and records and prepare various delinquent financial reports and public filings.

At September 30, 2015, the Company reviewed its estimates for accounts payable and accrued expenses, as a result of which the Company reduced accounts payable and accrued expenses by $55,778, which was recorded as a reduction to general and administrative expenses for the nine months ended September 30, 2015.

Research and Development. For the nine months ended September 30, 2015, research and development expenses were $1,118,875, an increase of $802,521, as compared to $316,354 for the nine months ended September 30, 2014. The increase in research and development expenses for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, is primarily a result of $38,039 in compensation paid to Dr. Lippa as the Company’s new Chief Scientific Officer, an increase in stock-based compensation of $184,787, primarily a result of $21,395 attributable to the amortization of fair value of stock options that were awarded to Dr. Lippa as the Company’s new Chief Scientific Officer, and $149,218 to Richard Purcell in connection with his appointment as the Company’s Senior Vice President of Research and Development, $13,751 in fees and expenses for the newly formed Scientific Advisory Board, $321,538 of costs related to the planning for an upcoming clinical study of CX1739, consulting fees of $121,450 paid to the Company’s Senior Vice President of Research and Development, an increase in royalties of $21,355 to the University of Illinois, an increase in patent related legal fees of $55,157, and $35,664 in salaries and other costs incurred in connection with work performed relating to the grant from the National Institute on Drug Abuse entered into on September 18, 2014.

Gain (Loss) on Settlements with Former Management. During the nine months ended September 30, 2015, the Company recorded a gain of $91,710 as a result of a settlement agreement with its former Vice President and Chief Financial Officer effective January 29, 2015, as amended on February 4, 2015, that resulted in the settlement of potential claims. In conjunction with such settlement agreement, the Company agreed to a total cash payment of $26,000 to be paid on or before June 30, 2015, and issued stock options to purchase 500,000 shares of common stock exercisable at $0.0512 per share (for the closing market price on the date of grant) for a period of five years. The stock options were valued pursuant to the Black-Scholes option-pricing model at $25,450. Effective January 29, 2015, the Company recorded a gain of $92,550 as a result of the settlement. On June 29, 2015, the agreement was further amended such that $3,000 of the remaining balance due was extended to September 30, 2015, with the remaining balance of $12,500 extended to December 31, 2015. The extended amounts bear interest at 10% per annum. Additionally, the Company issued stock options to purchase 50,000 shares of common stock exercisable at $0.018 per share (the closing market price on the date of grant) for a period of five years. The stock options granted on June 29, 2015 were valued pursuant to the Black-Scholes option-pricing model at $840, which resulted in a loss of $840 being recorded in conjunction with the June 29, 2015 amendment.

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

Gain on Settlements with Service Providers. During the nine months ended September 30, 2015, the Company recorded a gain of $75,375 as a result of agreements with four current professional service providers that resulted in the partial settlement of amounts owed to them by the Company. Obligations in the amount of $916,827 were settled for $15,000 in cash, the issuance of a note payable in the amount of $59,763, the issuance of 9,064,286 shares of common stock valued at $158,625 ($0.0175 per share), and the issuance of stock options to purchase 31,618,470 shares of common stock (exercisable at the closing market price of the Company’s common stock on the date of issuance) valued pursuant to the Black-Scholes option-pricing model at $608,064.

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

Interest Expense. During the nine months ended September 30, 2015, interest expense was $751,068 (including $37,256 to related parties), an increase of $711,913, as compared to $39,155 (including $36,432 to related parties) for the nine months ended September 30, 2014. The increase in interest expense resulted primarily from costs associated with the convertible note and warrant financing conducted during November 2014 through February 2015. Such costs charged to interest expense during the nine months ended September 30, 2015 totaled $709,419 and consisted of the amortization of capitalized financing costs of $114,128, the amortization of debt discount costs of $553,213, and accrued interest of $42,078.

Foreign Currency Transaction Gain. Foreign currency transaction gain was $21,426 for the nine months ended September 30, 2015, as compared to a foreign currency transaction gain of $22,772 for the nine months ended September 30, 2014. The foreign currency transaction gain relates to the $399,774 loan from SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd., made in June 2012, which is denominated in the South Korean Won.

Net Loss. For the nine months ended September 30, 2015, the Company incurred a net loss of $4,241,312, as compared to a net loss of $1,961,346 for the nine months ended September 30, 2014.

Amortization of Deemed Dividend on Series G 1.5% Convertible Preferred Stock. For the nine months ended September 30, 2015, there was no amortization of the deemed dividend on the shares of Series G 1.5% Convertible Preferred Stock, as the deemed dividend was fully amortized as of June 16, 2014. For the nine months ended September 30, 2014, amortization of the deemed dividend on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings was $10,049,846.

Dividends on Series G 1.5% Convertible Preferred Stock. For the nine months ended September 30, 2015, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings were $5,880. For the nine months ended September 30, 2014, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and April 17, 2014 closings were $7,364. The decrease in dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock of $1,484 is due to conversions of Series G 1.5% Convertible Preferred Stock into common stock that have occurred since issuance in 2014.

Net Loss Attributable to Common Stockholders. For the nine months ended September 30, 2015, the Company incurred a net loss attributable to common stockholders of $4,247,192, as compared to a net loss attributable to common stockholders of $12,018,556 for the nine months ended September 30, 2014.

Liquidity and Capital Resources – September 30, 2015

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $4,241,312 for the nine months ended September 30, 2015 and $2,707,535 for the fiscal year ended December 31, 2014, negative operating cash flows of $792,414 for the nine months ended September 30, 2015 and $885,869 for the fiscal year ended December 31, 2014, and expects to continue to incur net losses and negative operating cash flows for several more years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2014, has expressed substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2015, the Company had a working capital deficit of $2,165,254, as compared to a working capital deficit of $2,280,035 at December 31, 2014, reflecting an increase in working capital of $114,781 for the nine months ended September 30, 2015. The decrease in the working capital deficit during the nine months ended September 30, 2015 is comprised primarily of a net increase in total current assets of $127,342 while total current liabilities, consisting of a net increase in notes payable of $202,987, offset by a decrease in accounts payable and accrued liabilities, including accrued compensation, of $156,093, and a decrease in unearned grant revenue of $34,333, remained essentially unchanged.

At September 30, 2015, the Company had cash aggregating $404,474, as compared to $162,752 at December 31, 2014, reflecting an increase in cash of $241,722 for the nine months ended September 30, 2015. The increase in cash during the nine months ended September 30, 2015 was primarily the result of net proceeds of $194,300 received from the February 2, 2015 closing of the convertible note and warrant financing and net proceeds of $863,824 received from the August 28, 2015 and September 28, 2015 closings of the private placement of units of common stock and warrants, offset by cash utilized in operating activities and debt settlements.

The Company is currently, and has for some time, been in significant financial distress. It has limited cash resources and current assets and has no ongoing source of revenue. Current management is continuing to address numerous aspects of the Company’s existing business and obligations, including, without limitation, debt obligations, financing requirements, intellectual property, licensing agreements, legal and patent matters and regulatory compliance, and has continued to raise new debt and equity capital to fund the Company’s business activities.

To meet minimum operating needs, from June 2013 through March 2014, the Company’s Chairman and then Chief Executive Officer advanced short-term loans to the Company aggregating $150,000. In March and April 2014, the Company completed a private placement by selling 928.5 shares of its Series G 1.5% Convertible Preferred Stock for gross proceeds of $928,500 and repaid the aggregate advances. The Company’s Chairman and then Chief Executive Officer invested $250,000 in the Series G Private Placement. During November and December 2014, the Company sold short-term convertible notes and warrants in an aggregate principal amount of $369,500 to various accredited investors and an additional $210,000 of such short-term convertible notes and warrants in February 2015. The Company terminated this financing, which generated aggregate gross proceeds of $579,500, effective February 18, 2015. In June 2015, the Company’s Chairman and then Chief Executive Officer advanced $40,000 to the Company in the form of a short-term loan for working capital purposes. In August and September 2015, the Company completed two closings of a private placement by selling 44,684,266 units of its common stock and warrants for gross proceeds of $939,710 and repaid the short-term loan of $40,000 plus accrued interest of $877. On November 2, 2015, the Company entered into a third closing of this private placement by selling 12,125,536 units of its common stock and warrants for gross proceeds of $255,000. The Company’s recently appointed President and Chief Executive Officer invested $250,000 in the August 2015 closing of this private placement.

During the nine months ended September 30, 2015, the Company executed agreements with four current professional service providers that resulted in the partial settlement of amounts owed to them by the Company. Obligations in the amount of $916,827 were settled for $15,000 in cash, the issuance of a note payable in the amount of $59,763, the issuance of 9,064,286 shares of common stock valued at $158,625 ($0.0175 per share), which was the then closing market price of the Company’s common stock, and the issuance of stock options to purchase 31,618,470 shares of common stock exercisable at the closing market price of the Company’s common stock on the date of issuance. Options for 2,520,442 shares were exercisable at $0.0476 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at an aggregate of $119,217 ($0.0473 per share). Options for 29,098,028 shares were exercisable at $0.0175 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at an aggregate of $488,847 ($0.0168 per share). The negotiated agreements resulted in the Company recognizing a gain of $75,375 during the nine months ended September 30, 2015. As part of the agreement with the Company’s current law firm, the Company agreed to make a cash payment to such law firm of $250,000 upon the receipt of $1,000,000 of gross proceeds from the Company’s current common stock and warrant financing. Accordingly, the Company expects to make such payment to the law firm in November 2015.

On August 13, 2015, the Company elected to extend the maturity date of the convertible notes with an aggregate principal amount of $579,500 to September 15, 2016. As a consequence of this election, under the terms of the notes, the Company was required to issue to convertible note holders 8,903,684 additional warrants (the “New Warrants”) that are exercisable through September 15, 2016. As set forth in the convertible notes, the New Warrants are exercisable for that number of shares of common stock of the Company calculated as the principal amount of the convertible notes (an aggregate amount of $579,500), plus any accrued and unpaid interest (an aggregate amount of $43,758), multiplied by 50%, and then divided by $0.035. The New Warrants otherwise have terms substantially similar to the 16,557,142 original warrants issued to the investors. In connection with the extension of the maturity date of the convertible notes, the Board of Directors of the Company determined to extend the termination date of the 16,557,142 original warrants to September 15, 2016 (the “Old Warrants”), so that they are coterminous with the new maturity date of the notes.

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

Operating Activities. For the nine months ended September 30, 2015, operating activities utilized cash of $792,414, as compared to utilizing cash of $708,341 for the nine months ended September 30, 2014, to support the Company’s ongoing operations, including legal and accounting fees and costs related to the preparation of delinquent financial statements and SEC filings, research and development activities, patent fees and related legal costs, and settlement agreements.

Investing Activities. For the nine months ended September 30, 2015, investing activities utilized cash of $2,497 for the acquisition of equipment, as compared to $13,736 during the nine months ended September 30, 2014.

Financing Activities. For the nine months ended September 30, 2015, financing activities generated cash of $1,036,633, consisting of $939,710 in proceeds from the common stock and warrant unit financing, $210,000 in proceeds from the convertible note and warrant financing and $40,000 in proceeds from a note payable issued to the Company’s Chairman and then Chief Executive Officer, offset by principal paid on other notes payable, the payment of financing costs of $91,586 relating to various financings and the repayment of the $40,000 note payable from the Company’s Chairman and then Chief Executive Officer. For the nine months ended September 30, 2014, financing activities generated cash of $740,579, consisting of $928,500 in proceeds from the sale of the Series G 1.5% Convertible Preferred Stock and $75,000 in proceeds from notes payable issued to the Company’s Chairman and then Chief Executive Officer, offset by the payment of financing costs of $112,921 relating to various financings and the repayment of notes payable to the Chairman and then Chief Executive Officer totaling $150,000.

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

University of Illinois 2014 Exclusive License Agreement

On June 27, 2014, the Company entered into an Exclusive License Agreement (the “2014 License Agreement”) with the University of Illinois, the material terms of which were similar to the License Agreement between the parties that had been previously terminated on March 21, 2013. The 2014 License Agreement became effective on September 18, 2014, upon the completion of certain conditions set forth in the 2014 License Agreement, including: (i) the payment by the Company of a $25,000 licensing fee, (ii) the payment by the Company of outstanding patent costs aggregating $15,840, and (iii) the assignment to the University of Illinois of rights the Company held in certain patent applications, all of which conditions were fulfilled.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31, 2015, and which the Company expects to pay during December 2015. In the year after the first application is submitted for market approval to the FDA and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000. During the nine months ended September 30, 2015, the Company recorded a charge to operations of $75,000 with respect to its 2015 minimum annual royalty obligation, which was included in research and development expenses, with a corresponding credit to accounts payable and accrued liabilities.

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

Partnership with the Knowledge Translation Strategy Unit of the Canadian Institutes of Health Research

On June 30, 2015, the Company announced a partnership with the Knowledge Translation Strategy Unit of the Canadian Institutes of Health Research. Through collaboration with John Greer, Ph.D., Chairman of the Company’s Scientific Advisory Board and Professor of Physiology and Alberta Innovates – Health Solutions Senior Scientist with the Neuroscience and Mental Health Institute at the University of Alberta, a research grant has been awarded by the Canadian Institutes of Health Research in the approximate amount of CAD$145,000 (approximately US$110,000) to partially fund the development of CX1942 and related compounds for the alleviation of various forms of respiratory depression. As the Principal Investigator, Dr. Greer will be heading the research and development effort. The Company intends to provide approximately CAD$85,000 (approximately US$65,000) of funding ratably over a period of approximately one year that is expected to begin in November 2015 to underwrite additional costs budgeted under this research grant, as well as to pay patent costs of CAD$20,000 (approximately US$15,000).

Employment Agreements

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. J. Manuso to be its new President and Chief Executive Officer. Pursuant to the agreement, which is for an initial term of three years, Dr. Manuso is to receive an initial annual base salary of $375,000, subject to certain conditions, which will increase to $450,000 annually upon the first anniversary of his contract, again subject to certain conditions being met. Dr. Manuso will also be eligible to receive bonuses ranging from $100,000 to $300,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Dr. Manuso was granted stock options to acquire 85,081,300 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans in the discretion of the Board of Directors. Dr. Manuso had also agreed to purchase newly issued securities of the Company in an amount of $250,000, which was accomplished by Dr. Manuso’s participation in the first closing of the unit offering of common stock and warrants on August 28, 2015. Dr. Manuso will also receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $16,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. He will also be reimbursed for business expenses. The payment obligation associated with the first year base salary is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time, scheduled payments are to commence. Compensation accrued pursuant to this agreement totaled $46,910 for the period August 18, 2015 through September 30, 2015 and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2015, and in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three months and nine months ended September 30, 2015. Dr. Manuso was also appointed to the Company’s Board of Directors and elected as Vice Chairman of the Board of Directors. Dr. Manuso will not receive any additional compensation for serving as Vice Chairman and on the Board of Directors.

On August 18, 2015, concurrently with the hiring of Dr. James S. J. Manuso as its new President and Chief Executive Officer, the Company accepted the resignation of Dr. Arnold S. Lippa, as President and Chief Executive Officer. Dr. Lippa will continue to serve as the Company’s Executive Chairman and a member of the Board of Directors. Also on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term of three years, Dr. Lippa is to receive an initial annual base salary of $300,000, subject to certain conditions, which will increase to $375,000 annually upon the first anniversary of his contract, again subject to certain conditions being met. Dr. Lippa will also be eligible to receive bonuses ranging from $75,000 to $150,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 10,000,000 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa will also receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $12,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. He will also be reimbursed for business expenses. The payment obligation associated with the first year base salary is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time, scheduled payments are to commence. Compensation accrued pursuant to this agreement totaled $38,039 for the period August 18, 2015 through September 30, 2015 and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2015, and in research and development expenses in the Company’s condensed consolidated statement of operations for the three months and nine months ended September 30, 2015. Compensation accrued to Dr. Lippa under a prior superseded arrangement, while still serving as the Company’s President and Chief Executive Officer, totaled $19,750 for the period July 1, 2015 through August 17, 2015 and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2015, and in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three months and nine months ended September 30, 2015. Dr. Lippa will not receive any additional compensation for serving as Executive Chairman and on the Board of Directors.

On August 18, 2015, the Company also entered into employment agreements with Jeff E. Margolis, in his continuing role as Vice President, Secretary and Treasurer, and Robert N. Weingarten, in his continuing role as Vice President and Chief Financial Officer. Pursuant to the agreements, which are for initial terms of one year, Mr. Margolis and Mr. Weingarten are each to receive an initial annual base salary of $195,000, subject to certain conditions, and each will also be eligible to receive bonuses ranging from $65,000 to $125,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Mr. Margolis and Mr. Weingarten each were granted stock options to acquire 10,000,000 shares of common stock of the Company and both are eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Margolis and Mr. Weingarten will also each receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $9,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. Both will also be reimbursed for business expenses. The payment obligations associated with both of their first year base salaries is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time, scheduled payments are to commence. Total compensation accrued pursuant to these agreements totaled $51,240 ($25,620 each) for the period August 18, 2015 through September 30, 2015 and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2015, and in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three months and nine months ended September 30, 2015. Compensation accrued to Mr. Margolis and Mr. Weingarten under prior superseded arrangements totaled $31,612 ($15,806 each) for the period July 1, 2015 through August 17, 2015 and is also included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2015, and in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three months and nine months ended September 30, 2015. Mr. Margolis and Mr. Weingarten also continue to serve as Directors of the Company, but will not receive any additional compensation for serving on the Board of Directors.

Off-Balance Sheet Arrangements

At September 30, 2015, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

In addition, in July 2015, the Company determined that it had inadvertently omitted to record charges from, and a related liability to, a third party vendor for research and development services rendered during the three months ended March 31, 2015, in part as a result of the delayed receipt of information and invoicing from the vendor. Accordingly, the Company amended its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 to restate its condensed consolidated financial statements as of and for the three months ended March 31, 2015, and to amend the related footnotes and other disclosures included therein. Additional information on this matter is contained at Note 1 to the condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2015. The Company has instituted additional internal control procedures to prevent a recurrence of such an event.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A former director of the Company, who joined the Company’s Board of Directors on August 10, 2012 in conjunction with the Pier transaction and who resigned from the Company’s Board of Directors on September 28, 2012, has asserted certain claims for consulting compensation against the Company. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at September 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 18, 2014, Dr. John Greer, Ph.D. was appointed to the position of Chairman of the Company’s Scientific Advisory Board. Dr. Greer is Professor of Physiology and Alberta Innovates – Health Solutions Senior Scientist with the Neuroscience and Mental Health Institute at the University of Alberta, holds two grants regarding research into neuromuscular control of breathing, and is the inventor on the method of treatment patents licensed by the Company with respect to ampakines. In connection with the appointment of Dr. Greer as Chairman of the Company’s Scientific Advisory Board on September 18, 2014, the Board of Directors awarded 2,000,000 shares of common stock of the Company to Dr. Greer (through his wholly-owned consulting company, Progress Scientific, Inc.), vesting 25% upon appointment, 25% on September 30, 2014, 25% on December 31, 2014, and 25% on March 31, 2015. The stock award was valued at $0.066 per share, which was the closing price of the Company’s common stock on September 18, 2014. This stock award was made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan

Effective October 15, 2014, Richard Purcell was appointed as the Company’s Senior Vice President of Research and Development. In conjunction with his appointment, the Company agreed to issue to Mr. Purcell 2,000,000 shares of the Company’s common stock, with 25% of such stock grant vesting and issuable every three months after the date of his appointment (i.e., on January 15, 2015, April 15, 2015, July 15, 2015 and October 15, 2015), subject to Mr. Purcell’s continued relationship with the Company on each of the vesting dates. The stock grant was made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan.

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

During the nine months ended September 30, 2015, the Company executed agreements with four current professional service providers (including the Company’s patent law firm referred to above) that resulted in the partial settlement of amounts owed to them by the Company. Obligations in the amount of $916,827 were settled for $15,000 in cash, the issuance of a note payable in the amount of $59,763, the issuance of 9,064,286 shares of common stock valued at $158,625 ($0.0175 per share), which was the then closing market price of the Company’s common stock, and the issuance of stock options to purchase 31,618,470 shares of common stock exercisable at the closing market price of the Company’s common stock on the date of issuance. Options for 2,520,442 shares were exercisable at $0.0476 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at an aggregate of $119,217 ($0.0473 per share). Options for 29,098,028 shares were exercisable at $0.0175 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at an aggregate of $488,847 ($0.0168 per share).

On June 30, 2015, the Board of Directors of the Company awarded stock options to purchase a total of 55,000,000 shares of common stock, consisting of options for 15,000,000 shares to each of three of the Company’s executive officers, Dr. Arnold S. Lippa, Jeff E. Margolis and Robert N. Weingarten, and options for 2,000,000 shares to each of five other individuals who are members of management, the Company’s Scientific Advisory Board, or independent members of the Board of Directors. The stock options were awarded as partial compensation for those individuals through December 31, 2015. The stock options vest 50% on June 30, 2015 (at issuance), 25% on September 30, 2015 and 25% on December 31, 2015, and will expire on June 30, 2022. The exercise price of the stock options was established on the grant date at $0.025 per share, as compared to the closing market price of the Company’s common stock on such date of $0.0175 per share, reflecting an exercise price premium of $0.0075 per share or 42.9%. These awards were made under the Company’s 2015 Stock and Stock Option Plan. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $946,000.

Effective August 18, 2015, Dr. James S. J. Manuso was appointed as the Company’s new President and Chief Executive Officer. In conjunction with his appointment, the Board of Directors of the Company awarded stock options to purchase a total of 85,081,300 shares of common stock, of which options for 80,000,000 shares were granted pursuant to the Company’s 2015 Plan and options for 5,081,300 shares were granted pursuant to the Company’s 2014 Plan, to Dr. Manuso. The stock options vest 50% on August 18, 2015 (at issuance), 25% on February 18, 2016 and 25% on August 18, 2016, and will expire on August 18, 2025. The exercise price of the stock options was established on the grant date at $0.0197 per share, which is equal to the simple average of the most recent four full trading weeks, weekly Volume Weighted Average Prices (“VWAPSs”) of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $0.0216 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $1,786,707.

On August 18, 2015, the Board of Directors of the Company awarded stock options to purchase a total of 10,000,000 shares of common stock pursuant to the Company’s 2015 Plan each of the Company’s three continuing executive officers, Dr. Arnold S. Lippa, Jeff E. Margolis and Robert N. Weingarten. The stock options vest 25% on December 31, 2015, 25% on March 31, 2016, 25% on June 30, 2016 and 25% on September 30, 2016, and will expire on August 18, 2022. The exercise price of the stock options was established on the grant date at $0.0197 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPSs of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $0.0216 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $609,000.

Additionally, on August 18, 2015, the Board of Directors of the Company awarded stock options for 3,000,000 shares of common stock to each of seven other individuals who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan, representing stock options for a total of 21,000,000 shares of common stock. The stock options vest 25% on December 31, 2015, 25% on March 31, 2016, 25% on June 30, 2016 and 25% on September 30, 2016, and will expire on August 18, 2020 as to stock options for 9,000,000 shares of common stock and August 18, 2022 as to stock options for 12,000,000 shares of common stock. The exercise price of the stock options was established on the grant date at $0.0197 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPSs of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $0.0216 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $430,800.

On August 28, 2015, the Company entered into a Second Amended and Restated Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with various accredited investors (each, a “Purchaser”, and together with purchasers in subsequent closings in the private placement, the “Purchasers”), pursuant to which the Company sold units for aggregate cash consideration of $721,180, with each unit consisting of (i) one share of the Company’s common stock, representing an aggregate of 34,292,917 shares of common stock, and (ii) one warrant to purchase two additional shares of common stock, representing an aggregate of 68,585,834 warrants. This financing represented the initial closing of a private placement of up to $3,000,000.

On September 28, 2015, the Company entered into a second closing of the Purchase Agreement with various additional Purchasers, pursuant to which the Company sold units for aggregate cash consideration of $218,530, with each unit consisting of (i) one share of the Company’s common stock, representing an aggregate of 10,391,349 shares of common stock, and (ii) one warrant to purchase two additional shares of common stock, representing an aggregate of 20,782,698 Warrants. This second closing brought the aggregate amount raised under this private placement as of September 30, 2015 to $939,710.

The price per unit in each closing of this private placement was $0.02103 (the “Per Unit Price”). The Warrants are exercisable through September 30, 2020 and may be exercised at a price of $0.02103 for each share of Common Stock to be acquired upon exercise. The Purchasers consisted of non-affiliated investors, other than James S. J. Manuso, the recently-appointed President and Chief Executive Officer of the Company, who invested $250,000 in the initial closing of this private placement. The Warrants do not contain any cashless exercise provision or reset rights.

No registration rights were granted to any Purchaser in this private placement with respect to (i) the shares of common stock issued as part of the units, (ii) the warrants, or (iii) the shares of common stock issuable upon exercise of the warrants.

Placement agent fees, brokerage commissions, and similar payments were made in the form of cash and warrants to qualified referral sources in connection with certain sales of the shares of common stock and warrants, while other sales, including the sale to James S. J. Manuso, did not result in any fees or commissions. Accordingly, the amount of such fees, on a percentage basis, varies in each closing. The fees paid to such referral sources for the initial closing in cash totaled $47,118, or 6.5% of the aggregate amount paid for the units sold. The fees paid in warrants for the initial closing to such referral sources (the warrants paid to qualified referral sources are referred to herein as the “Placement Agent Warrants”) consist of warrants for 2,240,517 shares of common stock, or that number of shares equal to 6.5% of the number of shares of common stock issued as part of the units, but not the shares underlying the warrants. In connection with the second closing, fees paid to referral sources in cash totaled $18,603, or 8.5% of the aggregate amount paid for the units sold, and 884,594 Placement Agent Warrants were issued, or warrants for that number of shares equal to 8.5% of the number of shares of common stock issued as part of the units, but not the shares underlying the Warrants. Placement Agent Warrants are exercisable until September 30, 2020 at the Per Unit Price. The Placement Agent Warrants have a cashless exercise provision. One of the placement agents that received Placement Agent Warrants is Aurora. Both Arnold S. Lippa and Jeff E. Margolis, officers and directors of the Company, have indirect ownership interests in Aurora through interests held in its members, and Jeff E. Margolis is also an officer of Aurora. As a result, both Arnold S. Lippa and Jeff E. Margolis, or entities in which they have interests, will receive a portion of the Placement Agent Warrants awarded in this private placement.

The shares of common stock and warrants were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. None of the shares of common stock issued as part of the units, the warrants, the common stock issuable upon exercise of the warrants, the Placement Agent Warrants or the shares of common stock issuable upon exercise of the Placement Agent Warrants have been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

Effective August 25, 2015, a placement agent warrant issued on April 17, 2014 in conjunction with the Series G Private Placement of the Series G 1.5% Convertible Preferred Stock, representing the right to acquire a total of 2,412,878 shares of common stock, was exercised in part (50%, or 1,206,439 shares) on a cashless basis, resulting in the net issuance of 1,087,001 shares of common stock.

During the three months ended March 31, 2015, 25.323705 shares of Series G 1.5% Convertible Preferred Stock, including 0.323705 dividend shares, were converted into 7,673,850 shares of common stock on a cashless basis. During the three months ended June 30, 2015, an aggregate of 538.208190 shares of Series G 1.5% Convertible Preferred Stock, including 8.728190 dividend shares, were converted into 163,093,392 shares of common stock on a cashless basis. During the three months ended September 30, 2015, an aggregate of 57.506190 shares of Series G 1.5% Convertible Preferred Stock, including 1.206190 dividend shares, were converted into 17,426,119 shares of common stock on a cashless basis. During the nine months ended September 30, 2015, 621.038085 shares of Series G 1.5% Convertible Preferred Stock, including 10.258085 dividend shares, were converted into 188,193,359 shares of common stock on a cashless basis.

Additional information with respect to the transactions described above is provided in the Notes to the Condensed Consolidated Financial Statements for the three months and nine months ended September 30, 2015 and 2014, which is included elsewhere in this document.

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

CORTEX PHARMACEUTICALS, INC.
(Registrant)

Date: November 12, 2015	By:	/s/ JAMES S. J. MANUSO
James S. J. Manuso
President and Chief Executive Officer

Date: November 12, 2015	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1	Employment Agreement between Cortex Pharmaceuticals, Inc. and James S. J. Manuso, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on November 2, 2015.

10.2	Employment Agreement between Cortex Pharmaceuticals, Inc. and Arnold S. Lippa, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on November 2, 2015.

10.3	Employment Agreement between Cortex Pharmaceuticals, Inc. and Robert N. Weingarten, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on November 2, 2015.

10.4	Employment Agreement between Cortex Pharmaceuticals, Inc. and Jeff E. Margolis, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on November 2, 2015.

10.5	Form of Purchase Agreement (including the Form of Warrant) with respect to the Company’s private placement of units of common stock and warrants, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 31, 2015.

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed.”

