Form 10-K
period 2015-12-31
RespireRx Pharmaceuticals Inc.
filed 2016-03-29
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

OR

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-16467

RespireRx Pharmaceuticals Inc.

(Exact name of registrant as specified in its charter)

(formerly known as Cortex Pharmaceuticals, Inc.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES [  ] NO [X]

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2015 was approximately $5,454,000 (based on the closing sale price of the common stock as reported by the OTC QB) on June 30, 2015. As of March 23, 2016, there were 498,622,133 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

In this Annual Report on Form 10-K, the terms “RespireRx,” the “Company,” “we,” “us” and “our” refer to RespireRx Pharmaceuticals Inc. (f/k/a Cortex Pharmaceuticals, Inc.), a Delaware corporation, and, unless the context indicates otherwise, its consolidated subsidiaries.

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, forward-looking statements may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” and similar expressions include, but are not limited to, statements regarding (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of our proposed products, and (iv) the need for, and availability of, additional financing.

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

For more information about the risks and uncertainties we face, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made. We do not undertake and specifically decline any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

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

Even in patients without sleep apneas, the use of drugs such as propofol, used as an anesthetic during surgery, and opioid analgesics such as morphine and oxycodone, used during anesthesia and for the treatment of post-surgical and chronic pain, are well known for producing respiratory depression. In fact, while respiratory depression is the leading cause of death from the overdose of most classes of abused drugs, it also arises during normal, physician-supervised procedures such as surgical anesthesia, post-operative analgesia and as a result of normal outpatient management of pain.

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

Furthermore, respiratory depression can arise as a result of a number of other illnesses that involve neural and muscular disorders. For example, certain spinal injuries can interfere with normal neural communication between the brain and the lungs resulting in reduced respiratory capacity. Pompe Disease is an autosomal, recessive, metabolic disorder that damages muscle and nerve cells throughout the body. One of the first symptoms is a progressive decrease in the strength of muscles such as the diaphragm and other muscles required for breathing. Respiratory failure is the most common cause of death. In both of these orphan indications, symptomatic treatment for the respiratory depression is severely lacking.

Clearly, considerable need exists for pharmacotherapeutic agents to (i) treat sleep apnea, (ii) prevent and reverse the respiratory depression produced by different classes of drugs, and (iii) relieve the respiratory depression produced in a number of orphan indications, such as Pompe and spinal injury. The Company currently has two drug platforms, each with a clinical stage compound directed at these needs.

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

The most common type of sleep apnea is obstructive sleep apnea (“OSA”), which occurs by repetitive narrowing or collapse of the pharyngeal airway during sleep. There is currently no approved pharmacotherapy, and the most common treatment is to use continuous positive airway pressure (“CPAP”) delivered via a nasal or full-face mask, as long as patients are able to tolerate the treatment. We believe that long term patient compliance with CPAP devices is extremely low. Given the large patient population and a lack of suitable treatment options, there is a very large opportunity for pharmacotherapy to treat this disorder.

Central sleep apnea (“CSA”), a less frequently diagnosed type of sleep apnea, is caused by alterations in the brain mechanisms responsible for maintaining normal respiratory drive. CSA is most frequently observed in heart failure patients and in patients taking chronic opioids. CSA is a predictor of mortality in heart failure patients. There are no therapeutic options for patients with CSA; CPAP is contra-indicated for the treatment of CSA and no drugs are currently approved for this indication.

In addition, many patients present with a pattern of sleep apnea that has both obstructive and central components.

Drug-induced Respiratory Depression

Drug-induced respiratory depression (“RD”) is a life-threatening condition caused by a variety of depressant drugs, including analgesic, hypnotic, and anesthesia medications. We believe that RD is a leading cause of death from the overdose of some classes of abused drugs, yet it also arises during normal, physician-supervised procedures such as surgical anesthesia and post-operative pain management. For example, in the hospital setting, anesthetics, such as propofol, are well known for their propensity to produce RD, particularly when combined with opioids. The Center for Disease Control and Prevention has published that there are approximately 51.4 million inpatient surgical procedures performed annually. It is notable that according to the HealthGrades Inc. Patient Safety in American Hospitals Study, post-operative respiratory failure produces the highest mortality rate, the second highest attributable number of deaths and the second largest overall excess cost to the Medicare system, when compared to other patient safety indicators.

In the hospital setting, one of the most serious complications of patient-controlled analgesia is RD and, despite nurses’ vigilance, adverse events associated with opioids continue to increase. Drug-induced RD is associated with a high mortality rate relative to other adverse drug events. If high-risk patients are receiving combination therapies, they are at even higher risk.

Outside the hospital, the primary risk factor for RD is the use of a single opioid in large doses or concomitant use of opioids and sedative agents. Whether as a result of normal outpatient management of pain or as a result of substance abuse, RD has been reported to be the leading cause of death from drug overdose, with the drug overdose death rate tripling since 1991. According to the Centers for Disease Control and Prevention, approximately 15,000 people die every year as a result of overdoses involving prescription painkillers. Oxycodone and fentanyl have been reported to be the two most frequently reported drugs associated with death and serious nonfatal outcomes from 1998 to 2005, exceeding the number of deaths from heroin and cocaine combined. Opioid use has increased significantly along with a dramatic increase in unintentional poisoning deaths from opioids. Unintentional deaths from opioids are not only related to diversion for nonmedical use and misuse by patients, but by prescriber’s error as well.

Drug Abuse

On January 19, 2016, the Company announced that that it has reached an agreement with the Medications Development Program of the National Institute of Drug Abuse (“NIDA”) to conduct research on the Company’s ampakine compounds CX717 and CX1739. The agreement was entered into as of October 19, 2015, and on January 14, 2016, the Company and NIDA approved the proposed protocols, allowing research activities to commence. NIDA will evaluate the compounds using pharmacologic, pharmacokinetic and toxicological protocols to determine the potential effectiveness of the ampakines for the treatment of drug abuse and addiction. Initial studies will focus on cocaine and methamphetamine addiction and abuse, and will be contracted to outside testing facilities and/or government laboratories, with all costs to be paid by NIDA. The Company will provide NIDA with supplies of CX717 and CX1739 and will work with the NIDA staff to refine the protocols and dosing parameters. The Company will retain all intellectual property, as well as proprietary and commercialization rights to these compounds.

Cannabinoids

In order to expand the Company’s respiratory disorders program, on August 10, 2012, pursuant to an Agreement and Plan of Merger by and among Pier Pharmaceuticals Inc., a privately-held corporation, (“Pier”) Pier Acquisition Corp., a Delaware corporation (“Merger Sub”) and a wholly-owned subsidiary of the Company, and the Company, Merger Sub merged with and into Pier (the “Merger”) and Pier became a wholly-owned subsidiary of the Company. Pier had been formed in June 2007 (under the name SteadySleep Rx Co.) as a clinical stage pharmaceutical company to develop a pharmacologic treatment for obstructive sleep apnea and had been engaged in research and clinical development activities since formation.

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

However, on June 27, 2014, the Company entered into a new license agreement with the Board of Trustees of the University of Illinois (the “2014 License Agreement”). In exchange for certain milestone and royalty payments, the 2014 License Agreement grants the Company (i) exclusive rights to several issued and pending patents in numerous jurisdictions and (ii) the non-exclusive right to certain technical information that is generated by the University of Illinois in connection with certain clinical trials as specified in the 2014 License Agreement, all of which relate to the use of cannabinoids for the treatment of sleep related breathing disorders. The Company is developing dronabinol for the treatment of OSA, the most common form of sleep apnea.

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

Dronabinol is a Schedule III, controlled generic drug with a relatively low abuse potential that is approved by the FDA for the treatment of AIDS related anorexia and chemotherapy induced emesis. The use of dronabinol for the treatment of OSA is a novel indication for an already approved drug and, as such, the Company expects that only FDA approval of a supplemental new drug application will be required.

Ampakines

Since its founding, the Company has been engaged in the research and clinical development of a class of compounds referred to as ampakines. By acting as positive allosteric modulators of AMPA glutamate receptors, ampakines increase the excitatory effects of the neurotransmitter glutamate. Early preclinical and clinical research suggested that these ampakines might have therapeutic potential for the treatment of memory and cognitive disorders, depression, attention deficit disorder and schizophrenia. Given our current focus on respiratory disorders, we may seek to partner, out-license or sell our rights to the use of ampakine compounds for the treatment of neurological and psychiatric indications, as we focus on the development of our compounds for the treatment of breathing disorders.

The early ampakines discovered by the Company, Eli Lilly and Company, and others were ultimately abandoned due to the presence of undesirable side effects, particularly convulsive activity. Subsequently, Company scientists discovered a new, chemically distinct series of molecules termed “low impact” as opposed to the “high impact” designation given to the earlier compounds. While these low impact compounds share many pharmacological properties with the high impact compounds, they did not produce convulsive effects in animals. These low impact compounds do not bind to the same molecular site as the high impact compounds and, as a result, do not produce the undesirable electrophysiological and biochemical effects that lead to convulsive activity.

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

The Company has obtained preclinical results indicating that several of its low impact ampakines, including CX717, CX1739 and CX1942, were able to antagonize the respiratory depression caused by opioids, barbiturates and anesthetics without offsetting the analgesic effects of the opioid or the sedative effects of the anesthetics. Dr. John Greer, faculty member of the Department of Physiology, Perinatal Research Centre, and Women & Children’s Health Research Institute and Alberta Innovates Health Sciences Senior Scientist with the Neuroscience and Mental Health Institute at the University of Alberta, has shown that these ampakine effects are due to a direct action on neurons in pre-Botzinger’s complex, a brain stem region responsible for regulating respiratory drive.

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

Although the development of CX717 has been delayed due to regulatory issues with the FDA, and despite the impending loss of U.S. patents in 2017 and international patents in 2018 claiming composition-of-matter and certain non-respiratory uses, nevertheless, the Company believes that CX717 stills retains considerable value as a potential commercial product, for the following reasons. Patents claiming the use of CX717 for the treatment of various respiratory disorders are in effect in the United States and elsewhere at least through 2027 and additional method of treatment patents are planned and are being prepared. Long term preclinical safety studies have been completed and are sufficient to support chronic dosing of CX717 in humans. CX717 has demonstrated the ability to antagonize the respiratory effects of fentanyl, a potent opioid, in two clinical trials. Promising results have also been observed in clinical trials of attention deficit hyperactivity disorder and cognition. Finally, the Company has obtained what it believes to be conclusive data showing that the presumed neurotoxicity observed after administration of very high doses of CX717 (i.e., appearance of vacuoles in certain brain regions) is a post-mortem artifact due to the exposure of a CX717 metabolite to formaldehyde, the chemical agent used to fix the brain tissue. The Company is preparing this data for publication in a peer-reviewed journal and intends to submit a new Investigational New Drug (“IND”) application to the FDA in the second half of 2016.

In several Phase 1 clinical studies, the Company’s present lead ampakine, CX1739, has demonstrated good safety and tolerability after single doses up to 1200 mg for seven days, as well as two doses per day of 600 mg each for ten days. Pharmacokinetic results to date from the volunteers who have taken CX1739 show that drug absorption over the range of 50mg to 1200mg was linear and predictable, with an approximate half-life of 8 hours.

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

The Company filed an IND application with the FDA in September 2015 to conduct a double-blind, placebo-controlled, dose-ascending Phase 2A clinical trial in approximately 18 subjects to determine the ability of orally administered CX1739, the Company’s proprietary lead ampakine, to prevent the respiratory depression produced by remifentanil, a potent opioid, without altering remifentanil’s analgesic properties. The clinical protocol was designed to evaluate the safety and efficacy of three escalating doses of CX1739 versus placebo when administered prior to remifentanil, with respiration, analgesia and a number of other clinical measures being taken after administration of both drugs. The commencement of this clinical trial was subject to resolution of two deficiencies raised by the FDA in its clinical hold letter issued in November 2015, which were satisfactorily resolved in early 2016, as a result of which the FDA removed the clinical hold on the Company’s IND for CX1739 on February 25, 2016, thus allowing for the initiation of the clinical trial. During March 2016, upon receiving unconditional approval from the Institutional Review Board (“IRB”) of the Duke Clinical Research Unit, this Phase 2A clinical trial at Duke University School of Medicine was initiated. The Company expects to complete the clinical trial in approximately four months.

In addition to CX1739, the Company is developing CX1942, a soluble ampakine, as an injectable formulation in a hospital or surgical setting to be used in conjunction with opioids and anesthetics either during or after surgery. Animal studies conducted in collaboration with investigators at the University of Florida and funded by an Small Business Innovation Research (“SBIR”) contract from the National Institute of Drug Abuse have indicated that CX1942 injected intravenously, intramuscularly or subcutaneously can reverse the respiratory depression produced by fentanyl. Such data will be used to develop an injectable formulation with the flexibility to be administered via different routes.

As part of its preclinical research program, the Company, through Dr. John Greer, Chairman of the RespireRx Scientific Advisory Board, has engaged in research collaborations with a number of academic institutions. As part of its collaborative program with the University of Florida, studies with RespireRx’s ampakines have determined that these compounds improve breathing in animal models of Pompe Disease and spinal injury.

The Company’s short term commercial goals are to obtain FDA approval for the use of orally administered CX1739 for the following indications: (i) peri- and post-operative administration in a hospital setting for the prevention of respiratory depression produced by opioids, (ii) central sleep apnea, and (iii) another indication, possibly respiratory distress associated with spinal cord injury or Pompe Disease. The Company believes that these goals can be achieved in a timely and cost-effective manner. Longer term goals include obtaining FDA approval for the oral administration of CX1739 given concomitantly with an opioid analgesic for the safe management of pain in a home setting. The Company believes that successful commercial implementation of these goals will require corporate partnership.

Competition

The pharmaceutical industry is characterized by intensive research efforts, rapidly advancing technologies, intense competition and a strong emphasis on proprietary therapeutics. Our competitors include many companies, research institutes and universities that are working in a number of pharmaceutical or biotechnology disciplines to develop therapeutic products similar to those we are currently investigating. Most of these competitors have substantially greater financial, technical, manufacturing, marketing, distribution and/or other resources than we do. In addition, many of our competitors have experience in performing human clinical trials of new or improved therapeutic products and obtaining approvals from the FDA and other regulatory agencies. We have no experience in conducting and managing later-stage clinical testing or in preparing applications necessary to obtain regulatory approvals. We expect that competition in this field will continue to intensify.

Regulation

The FDA and other similar agencies in foreign countries have substantial requirements for therapeutic products. Such requirements often involve lengthy and detailed laboratory, clinical and post-clinical testing procedures and are expensive to complete. It often takes companies many years to satisfy these requirements, depending on the complexity and novelty of the product. The review process is also extensive, which may delay the approval process further. Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, a clinical hold, warning letters, recall or seizure of products, partial or total suspension of production, withdrawal of the product from the market, injunctions, fines, civil penalties or criminal prosecution.

FDA approval is required before any new drug or dosage form, including the new use of a previously approved drug, can be marketed in the United States. Other similar agencies in foreign countries also impose substantial requirements.

The process of developing drug candidates normally begins with a discovery process of potential candidates that are then initially tested in in vitro and in vivo non-human animal (preclinical) studies which include, but are not limited to toxicity and other safety related studies, pharmacokinetics, pharmacodynamics and ADME (absorption, distribution, metabolism, excretion). Once sufficient preclinical data are obtained, a company must submit an IND and receive authorization from the FDA in order to begin clinical trials in the United States. Successful drug candidates then move into human studies that are characterized generally as Phase 1, Phase 2 and Phase 3. Phase 1 studies seeking safety and other data normally utilize healthy volunteers. Phase 2 studies utilize one or more prospective patient populations and are designed to establish safety and preliminary measures of efficacy. Sometimes studies may be referred to as Phase 2A and 2B depending on the size of the patient population. Phase 3 studies are large trials in the targeted patient population, performed in multiple centers, often for longer periods of time and are designed to establish statistically significant efficacy as well as safety in the larger population. Most often the FDA and similar regulatory agencies in other countries require two confirmatory studies. Upon completion of both the preclinical and clinical phases, an NDA (New Drug Application) is filed with the FDA or a similar filing is made to the regulatory authority in other countries. NDA filings are extensive and include the data from all prior studies. These filings are reviewed by the FDA and, only if approved, may the company or its partners commence marketing of the new drug in the United States.

There also are variations of these procedures. For example, companies seeking approval for new indications for an already approved drug may choose to pursue an abbreviated approval process by filing a Supplementary NDA (SNDA). Another example would be an Abbreviated NDA (ANDA) claiming bio-equivalence to an already approved drug. Other opportunities allow for accelerated review and approval based upon several factors, including potential breakthrough status of the drug or orphan designation (generally, an orphan indication in the United States is one with a patient population of less than 200,000).

As of yet, we have not obtained any approvals to market our products. Further, we cannot assure you that the FDA or other regulatory agency will grant us approval for any of our products on a timely basis, if at all. Even if regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems may result in restrictions on marketing or withdrawal of the product from the market. See “Risk Factors - Risks related to our business.

Manufacturing

We have no experience or capability to either manufacture bulk quantities of the new compounds that we develop, or to produce finished dosage forms of the compounds, such as tablets or capsules. We rely, and presently intend to continue to rely, on the manufacturing and quality control expertise of contract manufacturing organizations or current and prospective corporate partners. There is no assurance that we will be able to enter into manufacturing arrangements to produce bulk quantities of our compounds on favorable financial terms. There is, however, substantial availability of both bulk chemical manufacturing and dosage form manufacturing capability throughout the world that we believe we can readily access. See “Risk Factors - Risks related to our business - We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” for a discussion of certain risks related to the development and commercialization of our products.

Marketing

We have no experience in the marketing of pharmaceutical products and do not anticipate having the resources to distribute and broadly market any products that we may develop. We will therefore continue to seek commercial development arrangements with other pharmaceutical companies for our proposed products for those indications that require significant sales forces to effectively market. In entering into such arrangements, we may seek to retain the right to promote or co-promote products for certain of the orphan drug indications in North America. We believe that there is a significant expertise base for such marketing and sales functions within the pharmaceutical industry and expect that we could recruit such expertise if we choose to directly market a drug. See “Risk Factors-Risks related to our business-We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies” for a discussion of certain risks related to the marketing of our products.

Employees

As of December 31, 2015 and as of the date of filing of this Annual Report on Form 10-K, the Company employed five people (all officers), two of whom were full time. The Company also engages certain contractors who provide substantial services to the Company.

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

Under such license agreements, the Company was required to make minimum annual royalty payments of approximately $70,000. The Company was also required to spend a minimum of $250,000 per year to advance the ampakine compounds until the Company began to market an ampakine compound. At December 31, 2012, the Company was not in compliance with its minimum annual payment obligations and believed that this default constituted a termination of the license agreements. On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at December 31, 2015 and 2014.

University of Alberta License Agreement and Research Agreement

On May 8, 2007, the Company entered into a license agreement, as subsequently amended, with the University of Alberta granting the Company exclusive rights to practice patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. The Company agreed to pay the University of Alberta a licensing fee and a patent issuance fee, which were paid, and prospective payments consisting of a royalty on net sales, sublicense fee payments, maintenance payments and milestone payments. The prospective maintenance payments commence on the enrollment of the first patient into the first Phase 2B clinical trial and increase upon the successful completion of the Phase 2B clinical trial. As the Company does not at this time anticipate scheduling a Phase 2B clinical trial in the near term, no maintenance payments to the University of Alberta are currently due and payable, nor are expected to be due in the near future in connection with the license agreement.

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (currently approximately US$110,000), consisting of approximately CAD$85,000 (currently approximately US$64,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (currently approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (currently approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (currently approximately US$15,000). All but US$64,000 of the total consideration has already been incurred and paid for directly or in-kind. The conversion to US dollars above utilizes an exchange rate of US$0.7548 for every CAD$1.00.

The University of Alberta will receive matching funds through a grant from the Canadian Institutes of Health Research in support of the research. The Company will retain the rights to research results and any patentable intellectual property generated by the research. Dr. John Greer, Ph.D., Chairman of the Company’s Scientific Advisory Board and faculty member of the Department of Physiology, Perinatal Research Centre, and Women & Children’s Health Research Institute and Alberta Innovates Health Sciences Senior Scientist with the Neuroscience and Mental Health Institute at the University of Alberta, will collaborate on this research. The studies are expected to be completed in 2016. Any patentable intellectual property developed in the Research Agreement will be covered by the existing license agreement described above.

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

On June 27, 2014, the Company entered into the 2014 License Agreement with the Board of Trustees of the University of Illinois that was similar, but not identical, to the License Agreement between the parties that had been terminated on March 21, 2013. In exchange for certain milestone and royalty payments, the 2014 License Agreement grants the Company (i) exclusive rights to several issued and pending patents in numerous jurisdictions and (ii) the non-exclusive right to certain technical information that is generated by the University of Illinois in connection with certain clinical trials as specified in the 2014 License Agreement, all of which relate to the use of cannabinoids for the treatment of sleep related breathing disorders. The Company is developing dronabinol for the treatment of OSA, the most common form of sleep apnea.

Research and Development Expenses

The Company invested $1,706,603 and $591,768 in research and development in 2015 and 2014 respectively. Of those amounts, $555,425 and $28,529 were incurred with related parties in 2015 and 2014 respectively. See our consolidated financial statements for the years ended December 31, 2015 and 2014 included in this Annual Report on Form 10-K.

Item 1A. Risk Factors

In addition to the other matters set forth in this Annual Report on Form 10-K, our continuing operations and the price of our common stock are subject to the following risks:

Risks related to our business

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

In its audit opinion issued in connection with our balance sheets as of December 31, 2015 and 2014 and our statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2015 and 2014, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern given our limited working capital, recurring net losses and negative cash flows from operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence. While we have relied principally in the past on external financing to provide liquidity and capital resources for our operations, we can provide no assurance that cash generated from our operations together with cash received in the future from external financing, if any, will be sufficient to enable us to continue as a going concern.

We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

Since our formation on February 10, 1987 through the end of our most recent fiscal year ended December 31, 2015, we have generated only modest operating revenues. For the fiscal year ended December 31, 2015, our net loss was $5,961,892 and as of December 31, 2015, we had an accumulated deficit of $148,279,854. For the year ended December 31, 2014, our net loss was $2,707,535 and as of December 31, 2014, we had an accumulated deficit of $142,311,095. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant net losses over the next several years. As with other companies in the biotechnology industry, it is possible that we will never achieve profitable operations.

We will need additional capital in the future and, if such capital is not available on terms acceptable to us or available to us at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.

We will require substantial additional funds to advance our research and development programs and to continue our operations, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products, and if we decide to independently undertake the marketing and promotion of our products. Additionally, we may require additional funds in the event that we decide to pursue strategic acquisitions of or licenses for other products or businesses. Based on our operating plan as of December 31, 2015, we estimated that our existing cash resources will not be sufficient to meet our requirements for 2016. We believe that we will require additional capital to fund on-going operations. Additional funds may come from the sale of common equity, preferred equity, convertible preferred equity or equity-linked securities, debt, including debt convertible into equity, or may result from agreements with larger pharmaceutical companies that include the license or rights to the technologies and products that we are currently developing, although there is no assurance that we will secure any such transaction in a timely manner, or at all.

Our cash requirements in the future may differ significantly from our current estimates, depending on a number of factors, including:

●	the results of our clinical trials;

●	the time and costs involved in obtaining regulatory approvals;

●	the costs of setting up and operating our own marketing and sales organization;

●	the ability to obtain funding under contractual and licensing agreements;

●	the costs involved in obtaining and enforcing patents or any litigation by third parties regarding intellectual property;

●	the costs involved in meeting our contractual obligations including employment agreements; and

●	our success in entering into collaborative relationships with other parties.

To finance our future activities, we may seek funds through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. We may also seek to exchange or restructure some of our outstanding securities to provide liquidity, strengthen our balance sheet and provide flexibility. We cannot say with any certainty that these measures will be successful, or that we will be able to obtain the additional needed funds on reasonable terms, or at all. The sale of additional equity or convertible debt securities could result in additional and possibly substantial dilution to our stockholders. If we issued preferred equity or debt securities, these securities could have rights superior to holders of our common stock, and such instruments entered into in connection with the issuance of securities could contain covenants that will restrict our operations. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies, product candidates or products that we otherwise would not relinquish. In 2012, several members of management departed. In March 2013 the then-current remaining members of management were removed by our newly elected board of directors and new officers were appointed. If adequate funds are not available in the future, as required, we could lose our key employees and might have to further delay, scale back or eliminate one or more of our research and development programs, which would impair our future prospects. In addition, we may be unable to meet our research spending obligations under our existing licensing agreements and may be unable to continue our business operations.

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

Under a patent license agreement with The Governors of the University of Alberta, we have exclusive rights to the use of certain ampakine compounds to prevent and treat respiratory depression induced by opioid analgesics, barbiturates and anesthetic and sedative agents.

On May 8, 2007, the Company entered into a license agreement, as subsequently amended, with the University of Alberta granting the Company exclusive rights to practice patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. The Company agreed to pay the University of Alberta a licensing fee and a patent issuance fee, which were paid, and prospective payments consisting of a royalty on net sales, sublicense fee payments, maintenance payments and milestone payments. The prospective maintenance payments commence on the enrollment of the first patient into the first Phase 2B clinical trial and increase upon the successful completion of the Phase 2B clinical trial. As the Company does not at this time anticipate scheduling a Phase 2B clinical trial in the near term, no maintenance payments are currently due and payable nor are expected to be due in the near future, to the University of Alberta in connection with the license agreement.

Through the merger with Pier, the Company gained access to an Exclusive License Agreement (as amended, the Pier License Agreement), that Pier had entered into with the University of Illinois on October 10, 2007. The Pier License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of sleep related breathing disorders (including sleep apnea), of which dronabinol is a specific example of one type of cannabinoid. Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Dronabinol is currently approved by the FDA and is sold generically for use in refractory chemotherapy-induced nausea and vomiting, as well as for anorexia in patients with AIDS. Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with obstructive sleep apnea. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol. The Pier License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment and on June 27, 2014, the Company entered into the 2014 License Agreement with the University of Illinois that was similar, but not identical, to the Pier License Agreement that had been terminated. If we are unable to comply with the terms of the 2014 License Agreement, such as required payments thereunder, the 2014 License Agreement might be terminated.

We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies.

The development of ampakine products and cannabinoid products is subject to the risks of failure commonly experienced in the development of products based upon innovative technologies and the expense and difficulty of obtaining approvals from regulatory agencies. Drug discovery and development is time consuming, expensive and unpredictable. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. All of our proposed products are in the preclinical or early clinical stage of development and will require significant additional funding for research, development and clinical testing, which may not be available on favorable terms or at all, before we are able to submit them to any of the regulatory agencies for clearances for commercial use.

The process from discovery to development to regulatory approval can take several years and drug candidates can fail at any stage of the process. Late stage clinical trials often fail to replicate results achieved in earlier studies. Historically, in our industry more than half of all compounds in development failed during Phase 2 trials and 30% failed during Phase 3 trials. We cannot assure you that we will be able to complete successfully any of our research and development activities, including the recently initiated trials with Duke University described above under “Business - Ampakines.” Even if we do complete them, we may not be able to market successfully any of the products or be able to obtain the necessary regulatory approvals or assure that healthcare providers and payors will accept our products. We also face the risk that any or all of our products will not work as intended or that they will be unsafe, or that, even if they do work and are safe, that our products will be uneconomical to manufacture and market on a large scale. Due to the extended testing and regulatory review process required before we can obtain marketing clearance, we do not expect to be able to commercialize any therapeutic drug for several years, either directly or through our corporate partners or licensees.

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

There are a limited number of manufacturers that operate under the FDA’s and European Union’s good manufacturing practices regulations and are capable of manufacturing products like those we are developing. Third-party manufacturers may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. A failure of third-party manufacturers to follow current good manufacturing practices or other regulatory requirements and to document their adherence to such practices may lead to significant delays in the availability of products for commercial use or clinical study, the termination of, or hold on, a clinical study, or may delay or prevent filing or approval of marketing applications for our products. In addition, we could be subject to sanctions, including fines, injunctions and civil penalties. Changing manufacturers may require additional clinical trials and the revalidation of the manufacturing process and procedures in accordance with FDA mandated current good manufacturing practices and would require FDA approval. This revalidation may be costly and time consuming. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development or marketing of our products.

Our ability to use our net operating loss carry forwards will be subject to limitations upon a change in ownership, which could reduce our ability to use those loss carry forwards following any change in Company ownership.

Generally, a change of more than 50% in the ownership of a Company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit our ability to use our net operating loss carry forwards attributable to the period prior to such change. We have sold or otherwise issued shares of our common stock in various transactions sufficient to constitute an ownership change, including the issuance of the Series G 1.5% Convertible Preferred Stock (as defined below), and the issuance of convertible notes and warrants, as well as the issuance of additional shares of our Common Stock and warrants. As a result, if we earn net taxable income in the future, our ability to use our pre-change net operating loss carry forwards, which amounted to approximately $87,287,000 as of December 31, 2015, to offset U.S. federal taxable income will be subject to limitations, which would restrict our ability to reduce future tax liability. Future shifts in our ownership, including transactions in which we may engage, may cause additional ownership changes, which could have the effect of imposing additional limitations on our ability to use our pre-change net operating loss carry forwards.

Risks related to our industry

If we fail to secure adequate intellectual property protection, it could significantly harm our financial results and ability to compete.

Our success will depend, in part, on our ability to obtain and maintain patent protection for our products and processes in the United States and elsewhere. We have filed and intend to continue to file patent applications as we need them. However, additional patents that may issue from any of these applications may not be sufficiently broad to protect our technology. Also, any patents issued to us or licensed by us may be designed around or challenged by others, and if such design or challenge is effective, it may diminish our rights and negatively affect our financial results.

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

We also rely on trade secrets and confidential information that we protect by entering into confidentiality agreements with other parties. Those confidentiality agreements could be breached, and our remedies may be insufficient to protect the confidential information. Further, our competitors may independently learn our trade secrets or develop similar or superior technologies. To the extent that our consultants, key employees or others apply technological information independently developed by them or by others to our projects, disputes may arise regarding the proprietary rights to such information or developments. We cannot assure you that such disputes will be resolved in our favor.

We may be subject to potential product liability claims. One or more successful claims brought against us could materially affect our business and financial condition.

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

We are highly dependent upon senior management and key technical personnel and currently do not carry any insurance policies on such persons. Since our change in management in March 2013, we are highly dependent on Arnold S. Lippa, Ph.D., our Chief Scientific Officer and Executive Chairman (and formerly our President and Chief Executive Officer), Jeff E. Margolis, our Vice President, Treasurer and Secretary, and since his appointment in April 2013, our Vice President and Chief Financial Officer, Robert N. Weingarten. In addition, in 2014 we appointed John Greer, Ph.D. as the Chairman of our Science Advisory Board and hired Richard Purcell as our Senior Vice President of Research and development, and in 2015, we hired James S. J. Manuso, Ph.D. to succeed Dr. Lippa as the Company’s President and Chief Executive Officer and to be Vice Chairman. Competition for qualified employees among pharmaceutical and biotechnology companies is intense. The loss of any of our senior management or other key employees, or our inability to attract, retain and motivate the additional or replacement highly-skilled employees and consultants that our business requires, could substantially hurt our business and prospects.

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

The market price of securities of life sciences companies in general has been very unpredictable. The range of sales prices of our common stock for the fiscal years ended December 31, 2015 and 2014, as quoted on the OTC Markets, OTC QB since mid-May 2015 and on the OTC Markets, OTC BB prior to that, was $0.0100 to $0.0610 and $0.0240 to $0.0900, respectively. The following factors, in addition to factors that affect that market generally, could significantly affect our business, and the market price of our common stock could decline:

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

Our common stock has historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing shares of our common stock at prevailing prices at any given time may be relatively small or nonexistent. As a consequence, there may be periods of several days or more when trading activity in shares of our common stock is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. This could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you. Also, as a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of shares of our common stock in either direction. The price of shares of our common stock could, for example, decline precipitously in the event a large number of share of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

There is a large number of shares of the Company’s common stock that may be issued or sold, and if such shares are issued or sold, the market price of our common stock may decline.

As of December 31, 2015, we had 489,846,883 shares of our common stock outstanding.

If all warrants and options outstanding as of December 31, 2015 are exercised prior to their expiration, up to 408,567,190 additional shares of our common stock could become freely tradable. The issuance of such shares would dilute the interests of the current stockholders and sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock and could also make it more difficult for us to raise funds through future offerings of common stock.

On March 18 and April 17, 2014, we issued shares of our Series G 1.5% Convertible Preferred Stock, which are convertible into shares of our common stock (see Note 6 to our consolidated financial statements for the years ended December 31, 2015 and 2014). On November 5, December 9 and December 31, 2014, and again on February 2, 2015 we issued convertible notes and warrants, both of which are convertible into shares of our common stock (see Note 3 to our consolidated financial statements for the years ended December 31, 2015 and 2014) and may in the future issue additional equity or equity-based securities. If some or all of our Series G 1.5% Convertible Preferred Stock, convertible notes or warrants converts to common stock, or if we issue additional equity or equity-based securities, the number of shares of our common stock outstanding could increase substantially (as of December 31, 2015, by approximately 78,400,000 shares if all of our Series G 1.5% Convertible Preferred Stock converted and by approximately 18,300,000 if all of our convertible notes converted), which could adversely affect the prevailing market price of our common stock and could also make it more difficult for us to raise funds through future offerings of common stock. By their terms, the remaining shares of our Series G 1.5% Convertible Preferred Stock will mandatorily convert on April 17, 2016.

Our charter document may prevent or delay an attempt by our stockholders to replace or remove management.

Certain provisions of our restated certificate of incorporation, as amended, could make it more difficult for a third party to acquire control of our business, even if such change in control would be beneficial to our stockholders. Our restated certificate of incorporation, as amended, allowed the Board of Directors of the Company, referred to as the Board or Board of Directors, to issue as of December 31, 2015 up to 3,506,470 shares of preferred stock, with characteristics to be determined by the board, without stockholder approval. The ability of our Board of Directors to issue additional preferred stock may have the effect of delaying or preventing an attempt by our stockholders to replace or remove existing directors and management.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2015, the Company did not own any real property or maintain any leases with respect to real property. The Company does contract for services provided at the facilities owned by third parties and has employees who work in these facilities.

Item 3. Legal Proceedings

We were not a party to any material legal proceedings, nor has any material proceeding been terminated during the fiscal year ended December 31, 2015.

We are periodically subject to various pending and threatened legal actions and claims. See Note 9 to our consolidated financial statements for the years ended December 31, 2015 and 2014-Commitments and Contingencies-Pending or Threatened Legal Actions and Claims for details regarding these matters.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC QB since mid-May 2015 and prior to that on the OTC BB, now under the symbol “RSPI” (and prior to the Company’s name change in December 2015, under the symbol “CORX”). The following table presents quarterly information on the high and low sales prices of the common stock furnished by the OTC QB and OTC BB for the fiscal years ended December 31, 2015 and 2014. The quotations on the OTC QB and OTC BB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year ended December 31, 2015

Fourth Quarter	$0.0299	$0.0100
Third Quarter	0.0400	0.0150
Second Quarter	0.0610	0.0150
First Quarter	0.0610	0.0410

Fiscal Year ended December 31, 2014

Fourth Quarter	$0.0900	$0.0300
Third Quarter	0.0790	0.0295
Second Quarter	0.0430	0.0240
First Quarter	0.0500	0.0260

As of December 31, 2015, there were 429 stockholders of record of our common stock, and approximately 6,500 beneficial owners. The high and low sales prices for our common stock on December 31, 2015, as quoted on the OTC QB and OTC BB market, were $0.0200 and $0.0183, respectively.

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

During the fiscal year ended December 31, 2015, we did not repurchase any of our securities.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited financial statements and notes related thereto appearing elsewhere in this document.

Overview

Since its formation in 1987, RespireRx Pharmaceuticals Inc. (“RespireRx”) has been engaged in the research and clinical development of a class of compounds referred to as ampakines, which act to enhance the actions of the excitatory neurotransmitter glutamate at AMPA glutamate receptors. Several ampakines, in both oral and injectable form, are being developed by the Company for the treatment of a variety of breathing disorders. In clinical studies, select ampakines have shown preliminary efficacy in central sleep apnea and in the control of respiratory depression produced by opioids, without altering their analgesic effects. In animal models of orphan disorders, such as Pompe Disease, spinal cord damage and perinatal respiratory distress, it has been demonstrated that certain ampakines improve breathing function. The Company’s compounds belong to a new class of ampakines that do not display the undesirable side effects previously reported in animal models of earlier generations

In 2011, prior management conducted a re-evaluation of RespireRx’s strategic focus and determined that clinical development in the area of respiratory disorders, particularly sleep apnea and drug-induced respiratory depression, provided the most cost-effective opportunities for potential rapid development and commercialization of RespireRx’s compounds. Accordingly, RespireRx narrowed its clinical focus at that time and sidelined other avenues of scientific inquiry. This re-evaluation provided the impetus for RespireRx’s acquisition of Pier Pharmaceuticals, Inc. (“Pier”) in August 2012. RespireRx and its wholly-owned subsidiary, Pier, are collectively referred to herein as the “Company.”

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

On May 8, 2007, RespireRx entered into a license agreement, as subsequently amended, with the University of Alberta granting RespireRx exclusive rights to method of treatment patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. These patents, along with RespireRx’s own patents claiming chemical structures, comprise RespireRx’s principal intellectual property supporting RespireRx’s research and clinical development program in the use of ampakines for the treatment of respiratory disorders. RespireRx has completed preclinical studies indicating that several of its ampakines, including CX717, CX1739 and CX1942, were efficacious in treating drug induced respiratory depression caused by opioids or certain anesthetics without offsetting the analgesic effects of the opioids or the anesthetic effects of the anesthetics. In two clinical Phase 2 studies, one of which was published in a peer-reviewed journal, CX717, a predecessor compound to CX1739 and CX1942, antagonized the respiratory depression produced by fentanyl, a potent narcotic, without affecting the analgesia produced by this drug. In addition, RespireRx has conducted a Phase 2A clinical study in which patients with sleep apnea were administered CX1739, RespireRx’s lead clinical compound. The results suggested that CX1739 might have use for the treatment of central sleep apnea (“CSA”) and mixed sleep apnea, but not obstructive sleep apnea (“OSA”).

In order to expand RespireRx’s respiratory disorders program, RespireRx acquired 100% of the issued and outstanding equity securities of Pier effective August 10, 2012 pursuant to an Agreement and Plan of Merger. Pier was formed in June 2007 (under the name SteadySleep Rx Co.) as a clinical stage pharmaceutical company to develop a pharmacologic treatment for the respiratory disorder known as OSA and had been engaged in research and clinical development activities since formation.

Through the merger, RespireRx gained access to an Exclusive License Agreement (as amended, the “License Agreement”) that Pier had entered into with the University of Illinois on October 10, 2007. The License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids, of which dronabinol is a specific example, for the treatment of sleep-related breathing disorders (including sleep apnea). Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with OSA. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol.

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

Subsequent to the termination of the License Agreement effective March 21, 2013, due to the Company’s failure to make a required payment, current management opened negotiations with the University of Illinois. As a result, the Company ultimately entered into the 2014 License Agreement with the University of Illinois on June 27, 2014, the material terms of which were similar to the License Agreement that was terminated on March 21, 2013.

Recent Developments

Clinical Trial

The Company filed an Investigational New Drug (“IND”) application with the FDA in September 2015 to conduct a double-blind, placebo-controlled, dose-ascending Phase 2A clinical trial in approximately 18 subjects to determine the ability of orally administered CX1739, the Company’s proprietary lead ampakine, to prevent the respiratory depression produced by remifentanil, a potent opioid, without altering remifentanil’s analgesic properties. The clinical protocol was designed to evaluate the safety and efficacy of three escalating doses of CX1739 versus placebo when administered prior to remifentanil, with respiration, analgesia and a number of other clinical measures being taken after administration of both drugs. The commencement of this clinical trial was subject to resolution of two deficiencies raised by the FDA in its clinical hold letter issued in November 2015, which were satisfactorily resolved in early 2016, as a result of which the FDA removed the clinical hold on the Company’s IND for CX1739 on February 25, 2016, thus allowing for the initiation of the clinical trial. During March 2016, upon receiving unconditional approval from the Institutional Review Board (“IRB”) of the Duke Clinical Research Unit, this Phase 2A clinical trial at Duke University School of Medicine was initiated. The Company expects to incur approximately $750,000 of direct costs in 2016 with respect to this clinical trial, and to complete the clinical trial in approximately four months.

National Institute of Drug Abuse Agreement

On January 19, 2016, the Company announced that that it has reached an agreement with the Medications Development Program of the National Institute of Drug Abuse (“NIDA”) to conduct research on the Company’s ampakine compounds CX717 and CX1739. The agreement was entered into as of October 19, 2015, and on January 14, 2016, the Company and NIDA approved the proposed protocols, allowing research activities to commence. NIDA will evaluate the compounds using pharmacologic, pharmacokinetic and toxicologic protocols to determine the potential effectiveness of the ampakines for the treatment of drug abuse and addiction. Initial studies will focus on cocaine and methamphetamine addiction and abuse, and will be contracted to outside testing facilities and/or government laboratories, with all costs to be paid by NIDA. The Company will provide NIDA with supplies of CX717 and CX1739 and will work with the NIDA staff to refine the protocols and dosing parameters. The Company will retain all intellectual property, proprietary and commercialization rights to these compounds.

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompé Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (currently approximately US$110,000), consisting of approximately CAD$85,000 (currently approximately US$64,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (currently approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (currently approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (currently approximately US$15,000). All but US$64,000 of the total consideration has already been incurred and paid for directly or in-kind. The conversion to US dollars above utilizes an exchange rate of US$0.7548 for every CAD$1.00.

The University of Alberta will receive matching funds through a grant from the Canadian Institutes of Health Research in support of the research. The Company will retain the rights to research results and any patentable intellectual property generated by the research. Dr. John Greer, Ph.D., Chairman of the Company’s Scientific Advisory Board and faculty member of the Department of Physiology, Perinatal Research Centre, and Women & Children’s Health Research Institute and Alberta Innovates Health Sciences Senior Scientist with the Neuroscience and Mental Health Institute at the University of Alberta, will collaborate on this research. The studies are expected to be completed in 2016.

Common Stock and Warrant Financing

On January 6, 2016, the Company entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with an investor, pursuant to which, in a closing on January 8, 2016, the Company sold units for aggregate cash consideration of $100,000, with each unit consisting of (i) one share of common stock, representing an aggregate of 4,508,567 shares of common stock, and (ii) one warrant to purchase two additional shares of common stock, representing an aggregate of 9,017,133 warrants. This financing represented the initial closing of a private placement of up to $2,500,000 (the “Private Placement”).

The price per unit in the initial closing of the Private Placement was $0.02218. The warrants are exercisable at $0.0244, for each share of common stock to be acquired, and expire on February 28, 2021. The warrants have a cashless exercise provision and contain certain “blocker” provisions limiting the percentage of shares of the Company’s common stock that the purchaser can beneficially own upon conversion to not more than 4.99% of the issued and outstanding shares immediately after giving effect to the warrant exercise. The purchaser was an accredited, non-affiliated investor.

In addition, from January 29, 2016 through March 3, 2016, the Company received subscriptions totaling $94,635 for the purchase of units, representing an aggregate of 4,266,683 shares of common stock and warrants to purchase an additional 8,533,366 shares of common stock. The purchasers were accredited, non-affiliated investors.

In the case of an acquisition, as defined in the Purchase Agreement, in which the Company is not the surviving entity, the holder of the warrant would receive from any surviving entity or successor to the Company, in exchange for the warrant, a new warrant from the surviving entity or successor to the Company, substantially in the form of the existing warrant and with an exercise price adjusted to reflect the nearest equivalent exercise price of common stock (or other applicable equity interest) of the surviving entity that would reflect the economic value of the warrant, but in the surviving entity.

No registration rights were granted to the purchaser in the Private Placement with respect to (i) the shares of common stock issued as part of the units, (ii) the warrants, or (ii) the shares of common stock issuable upon exercise of the warrants.

No placement agent fees, brokerage commissions, finder’s fees or similar payments were made in the form of cash and warrants to qualified referral sources in connection with the sale of the shares of common stock and warrants.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $5,961,892 and $2,707,535 and negative operating cash flows of $1,296,100 and $885,869 for the fiscal years ended December 31, 2015 and 2014, respectively, had a stockholders’ deficiency of $2,862,209 at December 31, 2015, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2015, has expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently, and has for some time, been in significant financial distress. It has limited cash resources and current assets and has no ongoing source of revenue. Current management is continuing to address various aspects of the Company’s operations and obligations, including, without limitation, debt obligations, financing requirements, intellectual property, licensing agreements, legal and patent matters and regulatory compliance, and has continued to raise new debt and equity capital to fund the Company’s business activities.

From June 2013 through March 2014, the Company’s Chairman and then Chief Executive Officer advanced short-term loans to the Company aggregating $150,000 for working capital purposes. In March and April 2014, the Company completed a private placement by selling 928.5 shares of its Series G 1.5% Convertible Preferred Stock for gross proceeds of $928,500 and repaid the aggregate advances. The Company’s Chairman and then Chief Executive Officer invested $250,000 in the Series G 1.5% Convertible Preferred Stock private placement. During November and December 2014, the Company sold short-term convertible notes and warrants in an aggregate principal amount of $369,500 to various accredited investors and an additional $210,000 of such short-term convertible notes and warrants in February 2015. The Company terminated this financing, which generated aggregate gross proceeds of $579,500, effective February 18, 2015. In June 2015, the Company’s Chairman and then Chief Executive Officer advanced $40,000 to the Company in the form of a short-term loan for working capital purposes. In August through November 2015, the Company completed three closings of a private placement, which terminated on December 31, 2015, by selling 56,809,802 units of its common stock and warrants for gross proceeds of $1,194,710 and repaid the short-term loan of $40,000 plus accrued interest of $877. The Company’s current President and Chief Executive Officer invested $250,000 in the August 2015 closing of this private placement. The Company initiated a new private placement of common stock and warrants in January 2016, selling to date 8,775,250 units of its common stock and warrants for gross proceeds of $194,635. Subsequent to December 31, 2015, the Company’s Chief Executive Officer and Chief Scientific Officer each advanced an additional $52,600 to the Company for working capital purposes under secured short-term promissory notes payable aggregating $105,200 and three year warrants exercisable into 5,980,319 shares of Common Stock in the aggregate.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Based on the FASB’s Exposure Draft Update issued on April 29, 2015, and approved in July 2015, Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date, ASU 2014-09 is now effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements - Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have any impact on the Company’s financial statement presentation and disclosures.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (ASU 2015-01), Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification: (1) Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates. (2) Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the guidance prospectively. A reporting entity also may apply the guidance retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. ASU 2015-3 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within that fiscal year. Early adoption is permitted for financial statements that have not been previously issued. An entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The adoption of ASU 2015-03 is expected to have an impact on the presentation of the Company’s current and future debt issuance costs beginning in 2016.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-17 is not expected to have any impact on Company’s financial statement presentation or disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company has not yet evaluated the impact of the adoption of ASU 2016-02 on the Company’s financial statement presentation or disclosures.

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

Under a patent license agreement with The Governors of the University of Alberta, the Company has exclusive rights to the use of certain ampakine compounds to prevent and treat respiratory depression induced by opioid analgesics, barbiturates and anesthetic and sedative agents.

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

Through the merger with Pier, the Company gained access to the License Agreement that Pier had entered into with the University of Illinois on October 10, 2007. The Pier License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of sleep related breathing disorders (including sleep apnea), of which dronabinol is a specific example of one type of cannabinoid. Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Dronabinol is currently approved by the FDA and is sold generically for use in refractory chemotherapy-induced nausea and vomiting, as well as for anorexia in patients with AIDS. Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with OSA. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol. The Pier License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment and on June 27, 2014, the Company entered into the 2014 License Agreement with the University of Illinois, the material terms of which were similar to the Pier License Agreement that had been terminated. If the Company is unable to comply with the terms of the 2014 License Agreement, such as required payments thereunder, the Company risks the 2014 License Agreement being terminated.

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

The cash fees paid to placement agents and for legal costs were deferred and capitalized as deferred offering costs and are being amortized to interest expense over the original term of the convertible notes on the straight-line method. The placement agent warrants were considered as an additional cost of the offering and were included in deferred offering costs at fair value. The difference between the amortization of the deferred offering costs calculated based on the straight-line method and the effective yield method was not material.

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

With regard to the modification of the convertible notes and the issuance of the New Warrants, the Company deferred the debt modification costs over the remaining term of the extended notes. The Company is accounting for such costs as a discount to the notes and is amortizing such costs to interest expense over the extended term of the notes on the straight-line method. The difference between the amortization of these costs calculated based on the straight-line method and the effective yield method was not material.

With regard to the extension of the Old Warrants, the Company deferred the debt modification costs over the remaining term of the extended convertible notes. The Company is accounting for such costs as a discount to the notes and is amortizing such costs to interest expense over the extended term of the convertible notes on the straight-line method. The difference between the amortization of these costs calculated based on the straight-line method and the effective yield method was not material.

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

Research Grants

The Company recognizes revenues from research grants as earned based on the percentage-of-completion method of accounting and issues invoices for contract amounts billed based on the terms of the grant agreement. Revenues recorded under research grants in excess of amounts earned are classified as unearned grant revenue liability in the Company’s consolidated balance sheet. Grant receivable reflects contractual amounts due and payable under the grant agreement. The payment of grants receivables are based on progress reports provided to the grant provider by the Company. The research grant was completed in April 2015. The Company has filed all required progress reports.

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

Stock options granted to members of the Company’s Scientific Advisory Board and to outside consultants are revalued each reporting period until vested to determine the amount to be recorded as an expense in the respective period. As the stock options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the value on the date of vesting.

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

Stock options and warrants issued to non-employees as compensation for services to be provided to the Company or in settlement of debt are accounted for based upon the fair value of the services provided or the estimated fair value of the stock option or warrant, whichever can be more clearly determined. Management utilizes the Black-Scholes option-pricing model to determine the fair value of the stock options and warrants issued by the Company. The Company recognizes this expense over the period in which the services are provided.

The Company recognizes the fair value of stock-based compensation in general and administrative costs and in research and development costs, as appropriate, in the Company’s consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option exercises.

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

Results of Operations

The Company’s consolidated statements of operations as discussed herein are presented below.

	Years Ended December 31,
	2015	2014

Grant revenues	$86,916	$61,667

Operating expenses:
General and administrative	3,619,929	3,823,434
Research and development	1,706,603	591,768
Total operating expenses	5,326,532	4,415,202
Loss from operations	(5,239,616)	(4,353,535)
Gain on settlements with former management	91,710	1,038,270
Gain on settlements with service providers	75,375	393,590
Gain on settlement of project advance	-	287,809
Interest income	9	-
Interest expense	(902,698)	(117,306)
Foreign currency transaction gain	13,328	43,637
Net loss	(5,961,892)	(2,707,535)
Adjustments related to Series G 1.5% Convertible Preferred Stock:
Amortization of deemed dividend on Series G 1.5% Convertible Preferred Stock	-	(10,049,846)
Dividends on Series G 1.5% Convertible Preferred Stock	(6,867)	(10,926)

Net loss attributable to common stockholders	$(5,968,759)	$(12,768,307)

Net loss per common share - basic and diluted	$(0.02)	$(0.07)

Weighted average common shares outstanding - basic and diluted	384,451,048	192,739,814

Years Ended December 31, 2015 and 2014

Revenues. During the years ended December 31, 2015 and 2014, the Company had research grant revenues of $86,916 and $61,667, respectively, related to a contract with the National Institute on Drug Abuse entered into on September 18, 2014 and completed in early 2015.

General and Administrative. For the year ended December 31, 2015, general and administrative expenses were $3,619,929, a decrease of $203,505, as compared to $3,823,434 for the year ended December 31, 2014. The decrease in general and administrative expenses for the year ended December 31, 2015, as compared to the year ended December 31, 2014, is primarily due to a decrease in stock-based compensation of $805,112, offset by an increase in salaries, employee benefits and board fees of $591,970.

Stock-based compensation costs included in general and administrative expenses were $2,326,388 for the year ended December 31, 2015, as compared to $3,131,500 for the year ended December 31, 2014, reflecting a decrease of $805,112. Salaries, employee benefits and board fees included in general and administrative expenses were $591,970 for the year ended December 31, 2015, as compared to $0 for the year ended December 31, 2014, reflecting an increase of $591,970. The net change reflects the Company’s shift in compensation philosophy for its officers and directors beginning in mid-2015 from entirely stock-based compensation to a combination of stock-based compensation and compensation payable in cash.

Additionally, during the year ended December 31, 2015, as compared to the year ended December 31, 2014, the Company incurred an increase of $50,141 in professional fees and other costs incurred in connection with management’s efforts to reestablish and update the Company’s accounting systems and records and prepare various delinquent financial reports and public filings.

The Company periodically reviews its estimates for accounts payable and accrued expenses, as a result of which the Company reduced accounts payable and accrued expenses by $55,778, which was recorded as a reduction to general and administrative expenses for the year ended December 31, 2015.

Research and Development. For the year ended December 31, 2015, research and development expenses were $1,706,603, an increase of $1,114,835, as compared to $591,768 for the year ended December 31, 2014. The increase in research and development expenses for the year ended December 31, 2015, as compared to the year ended December 31, 2014, is primarily a result of $118,439 in compensation paid to Dr. Lippa as the Company’s new Chief Scientific Officer, an increase in stock-based compensation of $281,058, primarily as a result of $67,170 attributable to the amortization of fair value of stock options that were awarded to Dr. Lippa as the Company’s new Chief Scientific Officer and $210,550 to Richard Purcell in connection with his appointment as the Company’s Senior Vice President of Research and Development, $14,102 in fees and expenses for the newly formed Scientific Advisory Board, $551,034 of costs related to the planning for an upcoming clinical study of CX1739, an increase in consulting fees of $136,045 paid to the Company’s Senior Vice President of Research and Development, an increase in royalties and license fees of $9,160 to the University of Illinois, an increase in patent related legal fees of $14,708, and $35,664 in salaries and other costs incurred in connection with work performed relating to the grant from the National Institute on Drug Abuse entered into on September 18, 2014.

Gain (Loss) on Settlements with Former Management. During the year ended December 31, 2015, the Company recorded a gain of $91,710 as a result of a settlement agreement with its former Vice President and Chief Financial Officer that resulted in the settlement of potential claims.

In conjunction with such settlement agreement, the Company paid a total of $26,000 (including $775 of interest) in cash and issued stock options to purchase 500,000 shares of common stock exercisable at $0.512 per share for a period of five years, which were valued pursuant to the Black-Scholes option-pricing model at $25,450. The Company also issued stock options to purchase 50,000 shares of common stock exercisable at $0.018 per share for a period of five years, which were valued pursuant to the Black-Scholes option-pricing model at $840.

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

Gain on Settlements with Service Providers. During the year ended December 31, 2015, the Company recorded a gain of $75,375 as a result of agreements with four current professional service providers that resulted in the partial settlement of amounts owed to them by the Company. Obligations in the amount of $916,827 were settled for $15,000 in cash, the issuance of a note payable in the amount of $59,763, the issuance of 9,064,286 shares of common stock valued at $158,625 ($0.0175 per share), and the issuance of stock options to purchase 31,618,470 shares of common stock valued pursuant to the Black-Scholes option-pricing model at $608,064.

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

Interest Expense. During the year ended December 31, 2015, interest expense was $902,698 (including $49,516 to related parties), an increase of $785,392, as compared to $117,306 (including $48,692 to related parties) for the year ended December 31, 2014. The increase in interest expense resulted primarily from costs associated with the convertible note and warrant financing conducted during November 2014 through February 2015, as well as the extension of the convertible notes in September 2015. Such costs charged to interest expense during the year ended December 31, 2015 totaled $846,447 and consisted of the amortization of capitalized financing costs of $114,128, the amortization of debt discount costs of $675,025, and accrued interest of $57,294.

Foreign Currency Transaction Gain. Foreign currency transaction gain was $13,328 for the year ended December 31, 2015, as compared to a foreign currency transaction gain of $43,637 for the year ended December 31, 2014. The foreign currency transaction gain relates to the $399,774 loan from SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd., made in June 2012, which is denominated in the South Korean Won.

Net Loss. For the year ended December 31, 2015, the Company incurred a net loss of $5,961,892, as compared to a net loss of $2,707,535 for the year ended December 31, 2014.

Amortization of Deemed Dividend on Series G 1.5% Convertible Preferred Stock. For the year ended December 31, 2015, there was no amortization of the deemed dividend on the shares of Series G 1.5% Convertible Preferred Stock, as the deemed dividend was fully amortized as of June 16, 2014. For the year ended December 31, 2014, amortization of the deemed dividend on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings was $10,049,846.

Dividends on Series G 1.5% Convertible Preferred Stock. For the year ended December 31, 2015, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings were $6,867. For the year ended December 31, 2014, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and April 17, 2014 closings were $10,926. The decrease in dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock of $4,059 is due to conversions of Series G 1.5% Convertible Preferred Stock into common stock that have occurred since issuance in 2014. On April 17, 2016, the remaining outstanding shares of Series G 1.5% Convertible Preferred Stock will be automatically and mandatorily redeemed by conversion into shares of common stock at a conversion price of $0.0033 per share.

Net Loss Attributable to Common Stockholders. For the year ended December 31, 2015, the Company incurred a net loss attributable to common stockholders of $5,968,759, as compared to a net loss attributable to common stockholders of $12,768,307 for the year ended December 31, 2014.

Liquidity and Capital Resources - December 31, 2015

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $5,961,892 and $2,707,535 and negative operating cash flows of $1,296,100 and $885,869 for the fiscal years ended December 31, 2015 and 2014, respectively, had a stockholders’ deficiency of $2,862,209 at December 31, 2015, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2015, has expressed substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2015, the Company had a working capital deficit of $2,922,279, as compared to a working capital deficit of $2,280,035 at December 31, 2014, reflecting a decrease in working capital of $642,244 for the year ended December 31, 2015. The decrease in the working capital deficit during the year ended September 30, 2015 is comprised primarily of a net decrease in total current assets of $234,901 and a net increase in total current liabilities of $407,343. The net increase in total current liabilities of $407,343 consists of a net increase in notes payable of $286,713, a net increase in accounts payable and accrued liabilities, including accrued compensation, of $154,963, and a decrease in unearned grant revenue of $34,333.

At December 31, 2015, the Company had cash aggregating $53,199, as compared to $162,752 at December 31, 2014, reflecting a decrease in cash of $109,553 for the year ended December 31, 2015. The decrease in cash during the year ended December 31, 2015 was primarily the result of cash utilized in operating activities and debt settlements partially funded with net proceeds totaling $1,089,896 from the closings of the private placement of units of common stock and warrants, and net proceeds of $194,300 from the closing of the convertible note and warrant financing.

The Company is currently, and has for some time, been in significant financial distress. It has limited cash resources and current assets and has no ongoing source of revenue. Current management is continuing to address numerous aspects of the Company’s operations and obligations, including, without limitation, debt obligations, financing requirements, intellectual property, licensing agreements, legal and patent matters and regulatory compliance, and has continued to raise new debt and equity capital to fund the Company’s business activities.

To meet minimum operating needs, from June 2013 through March 2014, the Company’s Chairman and then Chief Executive Officer advanced short-term loans to the Company aggregating $150,000. In March and April 2014, the Company completed a private placement by selling 928.5 shares of its Series G 1.5% Convertible Preferred Stock for gross proceeds of $928,500 and repaid the aggregate advances. The Company’s Chairman and then Chief Executive Officer invested $250,000 in the Series G Private Placement. During November and December 2014, the Company sold short-term convertible notes and warrants in an aggregate principal amount of $369,500 to various accredited investors and an additional $210,000 of such short-term convertible notes and warrants in February 2015. The Company terminated this financing, which generated aggregate gross proceeds of $579,500, effective February 18, 2015. In June 2015, the Company’s Chairman and then Chief Executive Officer advanced $40,000 to the Company in the form of a short-term loan for working capital purposes. In August, September and November 2015, the Company completed three closings of a private placement by selling 56,809,802 units of its common stock and warrants for gross proceeds of $1,194,710 and repaid the short-term loan of $40,000 plus accrued interest of $877. The Company’s current President and Chief Executive Officer invested $250,000 in the August 2015 closing of this private placement.

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

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis and regularly evaluates various measures to satisfy the Company’s liquidity needs, including developing agreements with collaborative partners and seeking to exchange or restructure some of the Company’s outstanding securities. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

Operating Activities. For the year ended December 31, 2015, operating activities utilized cash of $1,296,100, as compared to utilizing cash of $885,869 for the year ended December 31, 2014, to support the Company’s ongoing operations, including legal and accounting fees and costs related to the preparation of delinquent financial statements and SEC filings, research and development activities, patent fees and related legal costs, and settlement agreements.

Investing Activities. For the year ended December 31, 2015, investing activities utilized cash of $2,497 for the acquisition of equipment, as compared to $18,400 during the year ended December 31, 2014.

Financing Activities. For the year ended December 31, 2015, financing activities generated cash of $1,189,044, consisting of $1,194,710 in proceeds from the common stock and warrant unit financing, $210,000 in proceeds from the convertible note and warrant financing and $40,000 in proceeds from a note payable issued to the Company’s Chairman and then Chief Executive Officer, offset by principal paid on other notes payable of $95,152, the payment of financing costs of $120,514 relating to various financings, and the repayment of the $40,000 note payable from the Company’s Chairman and then Chief Executive Officer. For the year ended December 31, 2014, financing activities generated cash of $1,052,669, consisting of $928,500 in proceeds from the sale of the Series G 1.5% Convertible Preferred Stock, $369,500 in proceeds from the convertible note and warrant financing, and $75,000 in proceeds from notes payable issued to the Company’s Chairman and then Chief Executive Officer, offset by the payment of financing costs of $170,331 relating to various financings, and the repayment of notes payable to the Chairman and then Chief Executive Officer totaling $150,000.

On April 17, 2016, the remaining outstanding shares of Series G 1.5% Convertible Preferred Stock will be automatically and mandatorily redeemed by conversion into shares of common stock at a conversion price of $0.0033 per share, which will not generate any new capital for the Company.

Principal Commitments

Employment Agreements

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. J. Manuso to be its new President and Chief Executive Officer. Pursuant to the agreement, which is for an initial term of three years, Dr. Manuso is to receive an initial annual base salary of $375,000, subject to certain conditions, which will increase to $450,000 annually upon the first anniversary of his contract, again subject to certain conditions being met. Dr. Manuso will also be eligible to receive bonuses ranging from $100,000 to $300,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Dr. Manuso was granted stock options to acquire 85,081,300 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans in the discretion of the Board of Directors. Dr. Manuso had also agreed to purchase newly issued securities of the Company in an amount of $250,000, which was accomplished by Dr. Manuso’s participation in the first closing of the unit offering of common stock and warrants on August 28, 2015. Dr. Manuso will also receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $16,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. He will also be reimbursed for business expenses. The payment obligation associated with the first year base salary is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time, scheduled payments are to commence. Compensation accrued pursuant to this agreement totaled $146,060 for the period August 18, 2015 through December 31, 2015 and is included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2015, and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2015. Dr. Manuso was also appointed to the Company’s Board of Directors and elected as Vice Chairman of the Board of Directors. Dr. Manuso will not receive any additional compensation for serving as Vice Chairman and on the Board of Directors.

On August 18, 2015, concurrently with the hiring of Dr. James S. J. Manuso as its new President and Chief Executive Officer, the Company accepted the resignation of Dr. Arnold S. Lippa, as President and Chief Executive Officer. Dr. Lippa will continue to serve as the Company’s Executive Chairman and a member of the Board of Directors. Also on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term of three years, Dr. Lippa is to receive an initial annual base salary of $300,000, subject to certain conditions, which will increase to $375,000 annually upon the first anniversary of his contract, again subject to certain conditions being met. Dr. Lippa will also be eligible to receive bonuses ranging from $75,000 to $150,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 10,000,000 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa will also receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $12,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. He will also be reimbursed for business expenses. The payment obligation associated with the first year base salary is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time, scheduled payments are to commence. Compensation accrued pursuant to this agreement totaled $118,439 for the period August 18, 2015 through December 31, 2015 and is included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2015, and in research and development expenses in the Company’s consolidated statement of operations for the year ended December 31, 2015. Compensation accrued to Dr. Lippa under a prior superseded arrangement, while still serving as the Company’s President and Chief Executive Officer, totaled $19,758 for the period July 1, 2015 through August 17, 2015 and is included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2015, and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2015. Dr. Lippa will not receive any additional compensation for serving as Executive Chairman and on the Board of Directors.

On August 18, 2015, the Company also entered into employment agreements with Jeff E. Margolis, in his continuing role as Vice President, Secretary and Treasurer, and Robert N. Weingarten, in his continuing role as Vice President and Chief Financial Officer. Pursuant to the agreements, which are for initial terms of one year, Mr. Margolis and Mr. Weingarten are each to receive an initial annual base salary of $195,000, subject to certain conditions, and each will also be eligible to receive bonuses ranging from $65,000 to $125,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Mr. Margolis and Mr. Weingarten each were granted stock options to acquire 10,000,000 shares of common stock of the Company and both are eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Margolis and Mr. Weingarten will also each receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $9,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. Both will also be reimbursed for business expenses. The payment obligations associated with both of their first year base salaries is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time, scheduled payments are to commence. Total compensation accrued pursuant to these agreements totaled $159,540 ($79,770 each) for the period August 18, 2015 through December 31, 2015 and is included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2015, and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2015. Compensation accrued to Mr. Margolis and Mr. Weingarten under prior superseded arrangements totaled $31,612 ($15,806 each) for the period July 1, 2015 through August 17, 2015 and is also included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2015, and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2015. Mr. Margolis and Mr. Weingarten also continue to serve as Directors of the Company, but will not receive any additional compensation for serving on the Board of Directors.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The 2015 minimum annual royalty of $100,000 was paid as scheduled in December 2015. In the year after the first application for market approval is submitted to the FDA and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000. The Company recorded a charge to operations of $100,000 with respect to its 2015 minimum annual royalty obligation, which is included in research and development expenses in the Company’s consolidated statement of operations for the year ended December 31, 2015.

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

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (currently approximately US$110,000), consisting of approximately CAD$85,000 (currently approximately US$64,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (currently approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (currently approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (currently approximately US$15,000). All but US$64,000 of the total consideration has already been incurred and paid for directly or in-kind. The conversion to US dollars above utilizes an exchange rate of US$0.7548 for every CAD$1.00.

The University of Alberta will receive matching funds through a grant from the Canadian Institutes of Health Research in support of the research. The Company will retain the rights to research results and any patentable intellectual property generated by the research. Dr. John Greer, Ph.D., Chairman of the Company’s Scientific Advisory Board and faculty member of the Department of Physiology, Perinatal Research Centre, and Women & Children’s Health Research Institute and Alberta Innovates Health Sciences Senior Scientist with the Neuroscience and Mental Health Institute at the University of Alberta, will collaborate on this research. The studies are expected to be completed in 2016.

Duke University Clinical Trial Agreement

On January 27, 2015, the Company entered into a Clinical Study and Research Agreement (the “Agreement”) with Duke University to develop and conduct a protocol for a program of clinical study and research at a total cost of $50,579, which was completed in March 2015. On October 30, 2015, the Agreement was amended to provide for certain additional services related to the Company’s Phase 2A clinical trial of CX1739. The commencement of this clinical trial was subject to resolution of two deficiencies raised by the FDA in its clinical hold letter issued in November 2015, which were satisfactorily resolved in early 2016, as a result of which the FDA removed the clinical hold on the Company’s IND for CX1739 on February 25, 2016, thus allowing for the initiation of the clinical trial. During March 2016, upon receiving unconditional approval from the Institutional Review Board of the Duke Clinical Research Unit, this Phase 2A clinical trial at Duke University School of Medicine was initiated. The Company expects to incur approximately $750,000 of direct costs in 2016 with respect to this clinical trial, and to complete the clinical trial in approximately four months.

Sharp Clinical Services, Inc. Agreement

On August 31, 2015, the Company entered into an agreement with Sharp Clinical Services, Inc. to provide packaging, labeling, distribution and analytical services for the Company with respect to CX1739 at a budgeted cost of $109,833, of which $45,041 of such services is expected to be provided in 2016.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, aggregating $3,641,259.

		Payments Due By Year
	Total	2016	2017	2018	2019	2020

Research and development contracts	$157,041	$157,041	$-	$-	$-	$-
Clinical trial agreements	558,268	558,268	-	-	-	-
License agreements	500,000	100,000	100,000	100,000	100,000	100,000
Employment and consulting agreements*	2,425,950	1,106,100	754,200	565,650	-	-
Total	$3,641,259	$1,921,409	$854,200	$665,650	$100,000	$100,000

*The payment of such amounts is subject to the Company reaching certain financing milestones, as described above.

Off-Balance Sheet Arrangements

At December 31, 2015, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company failed to complete and file various periodic reports in 2012, 2013 and 2014 in a timely manner because the Company’s accounting and financial staff had resigned by October 26, 2012 and its financial and accounting systems had been shut-down at December 31, 2012. Current management, most of which joined the Company in March and April 2013, has been focusing on developing replacement controls and procedures that are adequate to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. Current management has instituted a program to reestablish the Company’s accounting and financial staff and install new accounting and internal control systems, and has retained accounting personnel, established accounting and internal control systems, addressed the preparation of delinquent financial statements, and worked diligently to bring current delinquent SEC filings as promptly as reasonably possible under the circumstances. The Company is now current in its SEC periodic reporting obligations, but as of the date of the filing of this Annual Report on Form 10-K, the Company had not yet completed the process to establish adequate internal controls over financial reporting.

In addition, in July 2015, the Company determined that it had inadvertently omitted to record charges from, and a related liability to, a third party vendor for research and development services rendered during the three months ended March 31, 2015, in part as a result of the delayed receipt of information and invoicing from the vendor. Accordingly, the Company amended its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 to restate its condensed consolidated financial statements as of and for the three months ended March 31, 2015, and to amend the related footnotes and other disclosures included therein. The Company has instituted certain additional internal control procedures to prevent a recurrence of such an event.

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

Our management, consisting of our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting as of December 31, 2015 based on the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, and taking into account the operating structure of the Company as it has existed from October 2012 through December 2015, as well as the various factors discussed herein, our management has concluded that material weaknesses in the Company’s internal control over financial reporting existed as of December 31, 2015, as a result of which our internal control over financial reporting was not effective at December 31, 2015.

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

Changes in Internal Control over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the fourth quarter of the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The names of each of the directors and certain biographical information about them are set forth below:

Name	Age	Director Since	Principal Occupation

James S.J. Manuso	67	2015	President, Chief Executive Officer and Vice Chairman of the Company

Arnold S Lippa, Ph.D.	69	2013	Chief Scientific Officer and Chairman of the Board of the Company

Jeff E. Margolis	60	2013	President of Aurora Capital, LLC

Robert N. Weingarten	63	2013	Business and financial consultant and advisor

James Sapirstein, RPh. M.B.A.	54	2014	CEO ContraVir Pharmaceuticals, Inc.

Kathryn MacFarlane, PharmD	50	2014	Owner and Managing Partner of SmartPharma LLC

James S. J. Manuso: Dr. Manuso is the former Chairman of the Board of Directors and Chief Executive Officer of Astex Pharmaceuticals, Inc. (“Astex”) (NASDAQ: ASTX), having served in such positions from July 2011 through October 2013. Dr. Manuso had previously served as the President and Chief Executive Officer, as well as Chairman of the Board of Directors, of Astex (formerly SuperGen, Inc.: NASDAQ: SUPG) from January 2004 to July 2011, and as a director of Astex since February 2001. Dr. Manuso currently serves on the board of directors of privately-held KineMed, Inc. Previously, Dr. Manuso served on the boards of directors of The Biotechnology Industry Organization (BIO) and its Health Section Governing Board, Novelos Therapeutics, Inc. (NVLT.OB; now Cellectar Biosciences, Inc.), Symbiontics, Inc., Quark Pharmaceuticals, Inc., EuroGen, Ltd. (London, UK), where he was chairman, and other industry companies.

We believe that Dr. Manuso’s qualifications to serve on our Board include his position as the Company’s President and Chief Executive Officer, and his experience working in management roles in other pharmaceutical companies as described above, including overseeing the successful efforts to sell Astex for approximately $886 million. In addition to being knowledgeable regarding public markets, especially in the pharmaceutical industry, Dr. Manuso provides the Board with both technical and scientific expertise in drug discovery and drug development, research management, governmental regulations and strategic planning expertise that is important to the advancement of our research platforms as well as to the overall success of the Company. Dr. Manuso was appointed to our board of directors in August 2015.

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

We believe that Dr. Lippa’s qualifications to serve on our Board include his position as the Company’s Chief Scientific Officer, and his experience working in management roles in other pharmaceutical companies as described above. Dr. Lippa provides the Board with both technical and scientific expertise in drug discovery and drug development, research management, governmental regulations and strategic planning expertise that is important to the advancement of our research platforms as well as to the overall success of the Company. Dr. Lippa was appointed to our board of directors in March 2013.

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

Robert N. Weingarten: Mr. Weingarten is an experienced business consultant and advisor with an ongoing consulting practice. Since 1979 he has provided financial consulting and advisory services to numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten received a B.A. Degree (Accounting) from the University of Washington in 1974, and an M.B.A. Degree (Finance) from the University of Southern California in 1975. Mr. Weingarten is a Certified Public Accountant (inactive) in the State of California. Mr. Weingarten was appointed as a director of Staffing 360, Inc. on February 25, 2014 and resigned this position on April 20, 2014. Mr. Weingarten was the Non-Executive Chairman of New Dawn Mining Corp. (“New Dawn”) from August 31, 2005 through September 30, 2010, and was named the Executive Chairman of New Dawn in October 2010. On July 8, 2010, Mr. Weingarten was appointed to the board of directors of Central African Gold Limited (formerly known as Central African Gold Plc and listed on the Alternative Investment Market of the London Stock Exchange at that time). Central African Gold Limited is an indirect, wholly-owned subsidiary of New Dawn. Both New Dawn and Central African Gold Limited have ceased to be publicly traded reporting companies in their respective jurisdictions. Since June 30, 2015, Mr. Weingarten has served as a director of Guardion Health Sciences, Inc., a company that on February 11, 2016 filed a registration statement on Form S-1 with the SEC. Mr. Weingarten is a Certified Public Accountant (inactive) in the State of California.

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

Kathryn MacFarlane, PharmD: Ms. MacFarlane has over 25 years of experience in the pharmaceutical industry, with expertise in marketing, new product planning, and commercialization. Ms. MacFarlane is currently an owner and Managing Partner of SmartPharma LLC, a pharmaceutical consulting firm specializing in commercial consulting for emerging pharmaceutical companies. She also serves as the Chief Commercial Officer at Agile Therapeutics, Inc., a public reporting company, where she played an integral role in two financing rounds and the recent IPO. Her expertise includes market assessment and commercial planning for products in development as well as evaluating products for licensing or acquisition. Her experience spans multiple therapeutic areas including Women’s Health, Central Nervous System, Cardiology, Vaccines, and Dermatology. Before joining Agile Therapeutics, Ms. MacFarlane served as President and Chief Executive Officer at Xintria Pharmaceutical Corporation, a private company from 2006 through 2007, a company for which Arnold S. Lippa and Jeff E. Margolis served as officers and directors, and prior to that as Vice President of Women’s Health and New Product Planning at Warner Chilcott from 2001 through 2006, now part of Activis plc. Ms. MacFarlane had responsibility for the launches of Lipitor®, Celexa®, and Loestrin® 24. In 1999, she was named a Distinguished Alumna and in 2012, was named the Eaton Entrepreneur of the Year by the Purdue University School of Pharmacy. She has completed a Postdoctoral Fellowship in Industrial Pharmacy Practice with Rutgers University and Hoffmann-LaRoche. Ms. MacFarlane currently serves on the Purdue University School of Pharmacy Dean’s Advisory Council and is a Founding Member and Advisor to IPhO. She also serves on the Board of Directors for INMED Partnerships for Children, an NGO dedicated to providing food security and health services to women and children. Ms. MacFarlane received her Bachelor of Science in Pharmacy and Doctor of Pharmacy degrees from Purdue University.

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

Executive Officers

Each executive officer of the Company serves at the discretion of the Board of Directors. The names of the Company’s executive officers are set forth below. At December 31, 2015, each of our executive officers except Richard Purcell was also a member of our board of directors, and the biographical information of those officers appears above in the immediately prior section.

Name	Position with Company
James S.J. Manuso	President, Chief Executive Officer and Vice Chairman
Arnold S. Lippa, Ph.D.	Chief Scientific Officer and Chairman of the Board
Jeff E. Margolis	Vice President, Secretary and Treasurer
Robert N. Weingarten	Vice President and Chief Financial Officer
Richard Purcell	Senior Vice President of Research and Development

Richard Purcell: In addition to his role at the Company, Richard Purcell (Age: 55) is the Acting President & Chief Operating Officer and a director of Cynvec, LLC, a private company. He is also the President and CEO of intelliSantè, Inc., a private company. He is a biopharmaceutical development specialist, with extensive experience in providing consulting services to financial, venture capital, and start-up companies to concentrate on new business strategy and clinical development of novel compounds. Previously, Mr. Purcell was president of ClinPro, Inc., a mid-sized clinical research organization (CRO), where he led this full-service, technology driven CRO specializing in Phase I, II, and III clinical trial management. His work included the design and implementation of a number of early stage clinical development programs. Prior to joining ClinPro, Mr. Purcell worked for SCP Communications, a medical communications company, where he served as Corporate Vice President and General Manager of the Clinical Programs Division. Mr. Purcell previously headed the Life Sciences Consulting Group for Kline and Company. Mr. Purcell started his career as a molecular biologist, where he developed and patented a second generation TPA (tissue plasminogen activator) with increased half-life. He has also conducted primary research and published manuscripts on the topics of AIDS and immunomodulators. Mr. Purcell graduated with a degree in Biochemical Sciences from Princeton University, and attended Rutgers Graduate School of Management focusing in marketing and finance.

Other key personnel

On September 18, 2014, John Greer, Ph.D. was appointed to the position of Chairman of the Company’s Scientific Advisory Board. Dr. Greer is a faculty member of the Department of Physiology, Perinatal Research Centre, and Women & Children’s Health Research Institute and Alberta Innovates Health Sciences Senior Scientist with the Neuroscience and Mental Health Institute at the University of Alberta. He holds two grants regarding research into neuromuscular control of breathing and is the inventor on the use patents licensed by the Company with respect to ampakines. Dr. Greer is assisting the Company in forming the rest of its Scientific Advisory Board, a process that is ongoing.

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

Since the change in composition of our board of directors in March 2013, the composition of an Audit Committee has not been determined, nor has the current board of directors adopted an amended written charter. Company records indicate that the Audit Committee previously operated under a written charter adopted by the previous board of directors. When an Audit Committee is reestablished along with a written charter, such charter will be made available on the Company’s website at www.respirerx.com.

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

Since the change in composition of our board of directors in March 2013, the members of the board of directors have performed the functions of the Compensation Committee and the composition of a Compensation Committee has not been determined nor has the current board of directors adopted a written charter. Company records indicate that the Compensation Committee previously operated under a written charter adopted by the board of directors. When a Compensation Committee is reestablished along with a written charter, such charter will be made available on the Company’s website at www.respirerx.com.

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

Since the change in composition of our board of directors in March 2013, the members of the board of directors have performed the functions of the Governance and Nominations Committee and the composition of a Governance and Nominations Committee has not been determined nor has the current board of directors adopted a written charter. When a Governance and Nominations Committee is reestablished along with a written charter, such charter will be made available on the Company’s website at www.respirerx.com.

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

Based solely on the Company’s review of the copies of these reports received by it and written representations received from certain of the reporting persons with respect to the filing of reports on Forms 3, 4 and 5, the Company believes that all such filings required to be made by the reporting persons for the fiscal year ended December 31, 2015 were made on a timely basis, except (i) the initial Form 3 and Form 4 in connection with the transfer of Series G preferred stock to the Arnold Lippa Family Trust of 2007, causing it to become a 10% holder on a fully diluted basis, Form 4s in connection with subsequent acquisitions by the Trust or its subsidiaries of certain warrants in connection with various offerings of the Company, and any Form 3 or Form 4 that may be required for any of the beneficial holders listed in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Code of Ethics

We have previously adopted a Code of Business Conduct and Ethics, which covers all of our directors and employees, including our principal executive and financial officers. Any amendment to, or waiver from, any applicable provision (related to elements listed under Item 406(b) of Regulation S-K) of our Code of Business Conduct and Ethics that applies to our directors or executive officers will be posted on our website at www.respirerx.com or in a report filed with the SEC on a Current Report on Form 8-K. The Company is in the process of updating its Code of Business Conduct and Ethics. Any amendment or waiver to its Code of Business Conduct and Ethics that applies to its directors or executive officers will be posted on its website at www.respirerx.com and/or filed in a report with the Securities and Exchange Commission on a Current Report on Form 8-K.

Item 11. Executive Compensation

Summary Compensation Table for 2015

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2015 and 2014. The information contained under the heading “All Other Compensation” for all named executive officers includes the estimated value of equity awards using the Black-Scholes option-pricing model and does not reflect actual cash payments or actual dollars awarded.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
James S. J. Manuso, Ph.D	2015	146,060	-	1,786,707	-	1,932,767
President, Chief Executive
Officer and Vice Chairman

Arnold S Lippa, Ph.D.	2015	138,197	75,000	461,000	-	674,197
Executive Chairman and	2014	-	-	818,500	-	818,500
Chief Scientific Officer

Jeff E. Margolis	2015	95,576	60,000	461,000	-	616,576
Vice President, Secretary	2014	-	-	818,500	-	818,500
and Treasurer

Robert N. Weingarten	2015	95,576	60,000	461,000	-	616,576
Vice President, Chief	2014	-	-	818,500	-	818,500
Financial Officer

44

(1)

On June 30, 2015, the Board of Directors of the Company awarded non- qualified stock options with respect to a total of 55,000,000 shares of common stock of the Company, consisting of options for 15,000,000 shares to each of the Company’s three executive officers at that time, who were also all of the directors of the Company at that time, and options for 2,000,000 shares to each of five others including the Company’s two independent directors. These awards were made with an exercise price ofs $0.0250 per share, as compared to the closing market price of the Company’s common stock on such date of $0.0175 per share, reflecting an exercise price premium of $0.0075 per share or 42.9%. These awards were made to those individuals on that date as partial compensation for services rendered through December 31, 2015. During the year ended December 31, 2015, the Company recorded an aggregate charge to operations of $774,000 with respect to these stock options awarded to named executive officers, or $258,000 per individual, reflecting the grant date fair value of the stock options calculated pursuant to the Black-Scholes option-pricing model.

Subsequently, on August 18, 2015, the Company awarded stock options to certain officers and independent directors to purchase an aggregate of 51,000,000 shares of common stock of the Company, consisting of options for 10,000,000 shares to each of the Company’s three executive officers at that time (excluding Dr. Manuso who is discussed separately below), who were also all of the directors of the Company at that time, and options for 3,000,000 shares to each of seven others, including the Company’s two independent directors. The exercise price of the stock options was established on the grant date at $0.0197 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $0.0216 per share. The stock options were awarded partially as compensation for those individuals through December 31, 2015 and partially as 2016 compensation. During the year ended December 31, 2015, the Company recorded an aggregate charge to operations of $201,510 with respect to these stock options, or $67,170 per individual. The balance of the total aggregate amount of $609,000 ($203,000 per individual) reflecting the grant date fair value of the stock options calculated pursuant to the Black-Scholes option-pricing model, will be recorded as a charge to operations in 2016.

Pursuant to his employment agreement, upon commencement of his employment with the Company, Dr. Manuso received options with respect to 85,081,300 shares of the company, of which 5,081,300 were incentive stock options. The options have a term of 10 years and vest 50% on the Effective Date (as defined in the employment agreement, 25% on the date six months after the Effective Date and 25% on the first Anniversary of the effective date. The exercise price of the stock options was established on the grant date at $0.0197 per share, which is equal to the simple average of the most recent four full trading weeks, weekly Volume Weighted Average Prices (“VWAPs”) of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $0.0216 per share. During the year ended December 31, 2015, the Company recorded an aggregate charge to operations of $1,223,772 with respect to these stock options. The balance of the total aggregate amount of $1,786,707, reflecting the grant date fair value of the stock options calculated pursuant to the Black-Scholes option-pricing model will be recorded as a charge to operations in 2016.

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

Narrative to Summary Compensation Table

In 2015, bonuses were awarded and accrued, but not paid, to named executive officers in the following amounts as of June 30 2015: Arnold S. Lippa - $75,000, Jeff E. Margolis - $60,000, Robert N. Weingarten - $60,000. No performance bonuses were awarded to the named executive officers for the years ended December 31, 2014.

The options that were awarded to our named executive officers in June 2015 vested in three installments, 50% on June 30, 2015 (at issuance), 25% at September 30, 2015, and 25% at December 31, 2015, and expire on June 30, 2022. The options that were awarded to our named executive officers in August 2015 vest in four equal installments on December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016, and expire on August 18, 2022. These awards were made under the Company’s 2015 Stock and Stock Option Plan. Accordingly, the options will provide a return to the named executive officer only if the market price of the Company’s common stock appreciates over the option term. In 2014, the Company awarded stock options to purchase an aggregate of 15,000,000 shares of common stock of the Company, consisting of options for 5,000,000 shares to each of the Company’s three named executive officers at an exercise price of $0.05 per share, as compared to the closing market price of the Company’s common stock on such date of $0.044 per share, reflecting an exercise price premium of $0.006 per share or 13.6%.

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

On June 30, 2015, the Board of Directors of the Company awarded non- qualified stock options with respect to a total of 55,000,000 shares of common stock of the Company, consisting of options for 15,000,000 shares to each of the Company’s three executive officers at that time, who were also all of the directors of the Company at that time, and options for 2,000,000 shares to each of five others including the Company’s two independent directors. These awards were made to those individuals on that date as partial compensation for services rendered through December 31, 2015. Subsequently, on August 18, 2015, the Company awarded stock options to certain officers and independent directors to purchase an aggregate of 51,000,000 shares of common stock of the Company, consisting of options for 10,000,000 shares to each of the Company’s three executive officers at that time (excluding Dr. Manuso who is discussed separately below), who were also all of the directors of the Company at that time, and options for 3,000,000 shares to each of seven others, including the Company’s two independent directors. The stock options were awarded partially as compensation for those individuals through December 31, 2015 and partially as 2016 compensation.

Pursuant to his employment agreement, upon commencement of his employment with the Company, Dr. Manuso received options with respect to 85,081,300 shares of the company, of which 5,081,300 were incentive stock options. The options have a term of 10 years and vest 50% on the Effective Date (as defined in the employment agreement, 25% on the date six months after the Effective Date and 25% on the first Anniversary of the effective date. This award was made to Dr. Manuso on that date as partially as compensation through December 31, 2015 and partially as 2016 compensation.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards at December 31, 2015, made by The Company to its named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
James S. D. Manuso	42,540,650	0	42,540,650	$0.0197	8/18/25
Arnold S. Lippa	15,000,000	0	0	$0.0250	6/30/22
	7,500,000	0	7,500,000	$0.0197	8/18/22
Jeff E. Margolis	15,000,000	0	0	$0.0250	6/30/22
	7,500,000	0	7,500,000	$0.0197	8/18/22
Robert N. Weingarten	15,000,000	0	0	$0.0250	6/30/22
	7,500,000	0	7,500,000	$0.0197	8/18/22

At December 31, 2015, there were 90,000,000 options outstanding to named executive officers other than Dr. Manuso, 67,500,000 of which had vested, 30,000,000 held by each of Dr. Lippa, Mr. Margolis and Mr. Weingarten (in each case, 22,500,000 of which had vested), as described in the prior section. At December 31, 2015, Dr. Manuso held 85,081,300 options, 50% of which, or 42,540,650, had vested, as described in the prior section. In addition, there were outstanding option awards as of December 31, 2015 with two former officers of the Company as set for the below:

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

OPTION EXERCISES AND STOCK VESTED FOR 2015

None of the Company’s named executive officers exercised any options to purchase shares of the Company’s common stock or had any outstanding unvested stock awards, other than the option awards described above, during the year ended December 31, 2015. As of December 31, 2015 each of the named executive officers, other than Dr. Manuso, held options to purchase 30,000,000 shares of the Company’s common stock, 22,500,000 of which had vested, at an exercise prices ranging from $0.0197 - $0.0500 per share. Dr. Manuso held options to purchase 85,081,300 shares of the Company’s common stock, 42,540,650 of which had vested, at an exercise price of $0.0197 per share

Employment Agreements - Termination or Change in Control

The Company’s named executive officers James S.J. Manuso, Arnold S. Lippa, Ph.D., Jeff E. Margolis and Robert N. Weingarten (each an “Executive”), entered into employment agreements with the Company on August 18, 2015. Upon entering into such agreements, the Company disclosed these agreements and filed them as exhibits on a Current Report on Form 8-K filed August 19, 2015. That 8-K was subsequently amended by an 8-K/A filing dated November 2, 2016, to correct an aspect of Dr. Manuso’s compensation. Following is a summary of the arrangements that provide for payment to a named executive officer at, following or in connection with any termination, including resignation, retirement or other termination, or in connection with a change of control or a change in the named executive officer’s responsibilities following a change in control.

Each of the Executive employment agreements provide that if the Executive is terminated by the Company for cause, or by the Executive without good reason, or as a result of death or disability, Executive (or his estate) would be entitled to receive (i) any base salary earned but not paid through the date of such termination, paid on the next regularly scheduled payroll date following such termination and (ii) all other benefits, if any, due Executive, as determined in accordance with the plans, policies and practices of the Company. There are currently no plans policies or practices of the Company under clause (ii) of the prior sentence that would provide any additional benefits.

Each of the Executive employment agreements provide that if the Executive is terminated by the Company without cause, or by the Executive for good reason, the Executive Officer would be entitled to (i) a lump sum payment equal to twelve months of the Executive’s then current base salary and (ii) full acceleration of the vesting of any then unvested stock options or other equity compensation awards held by the Executive (with any unvested performance-based awards accelerated at 100% of target performance levels).

If the Executive were to breach any of section of the employment agreement related to confidentiality, inventions or restrictive covenants, or the Company determines that Executive engaged in an act or omission that, if discovered during Executive’s employment, would have entitled the Company to terminate Executive’s employment hereunder for Cause, the Executive would forfeit the right to any unpaid severance and any unexercised options.

As used in the employment agreements, “cause” means (i) any act of personal dishonesty taken by the Executive in connection with his employment hereunder, (ii) the Executive’s conviction or plea of nolo contendere to a felony, (iii) any act by the Executive that constitutes material misconduct and is injurious to the Company, (iv) continued violations by the Executive of the Executive’s obligations to the Company, (v) material breach of the employment agreement, (vi) commission of any act of serious moral turpitude, or (vii) material failure to comply with the lawful direction of the Board. As used in the employment agreements, “for good reason” means without Executive’s express written consent (i) a material diminution of Executive’s duties, position or responsibilities relative to Executive’s duties, position or responsibilities in effect immediately prior to such reduction; (ii) a material diminution by the Company of Executive’s base salary as in effect immediately prior to such reduction, other than a general reduction in base salary that affects all of the Company’s executive officers; (iii) any material breach by the Company of the employment agreement; or (iv) the relocation of Executive to a facility or a location more than fifty (50) miles from the current location of the Executive’s principal office, which the Company and Executive agree would constitute a material change in the geographic location at which Executive must perform services to the Company.

In the event of a change in control of the company prior to the vesting of any of the options granted to the Executive in connection with entering into the employment agreement, all such unvested options would vest and become exercisable and would be exercised by cashless or net exercise, subject to any limitations set forth in the applicable option plans, option agreements and applicable law. As used in the employment agreements, “Change in Control” means the occurrence of any of the following events: (i) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “beneficial owner” (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of the Company representing more than fifty percent (50%) of the total voting power represented by the Company’s then outstanding voting securities; (ii) the consummation of the sale or disposition by the Company of all or substantially all of the Company’s assets; or (iii) the consummation of a merger or consolidation of the Company with any other corporation, other than a merger consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) more than fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation; provided, however, that notwithstanding the foregoing, the following shall not constitute a Change in Control: (A) any acquisition directly from the Company, (B) any acquisition by the Company, (C) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or one of its affiliates, (D) any joint venture, (E) any royalty agreement, or (F) any license agreement.

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

In June 2015, each of James Sapirstein and Kathryn MacFarlane received options to purchase an additional 2,000,000 shares of common stock of the Company at an exercise price of $0.0250 per share, which vested 50% on June 30, 2015, 25% on September 30, 2015 and 25% on December 31, 2015.

In August 2015, each of James Sapirstein and Kathryn MacFarlane received options to purchase an additional 3,000,000 shares of common stock of the Company at an exercise price of $0.0197 per share, which vest 25% on December 31 2015, 25% on March 31, 2016, 25% on June 30, 2016 and 25% on September 30, 2016. The stock options were awarded in August partially as compensation for those individuals through December 31, 2015 and partially as 2016 compensation. During the year ended December 31, 2015, the Company recorded an aggregate charge to operations of $40,300 with respect to these stock options, or $20,150 per individual. The balance of the total aggregate amount of 121,800 (60,900 per individual) reflecting the grant date fair value of the stock options calculated pursuant to the Black-Scholes option-pricing model, will be recorded as a charge to operations in 2016.

Director Summary Compensation Table

The following table shows the compensation received by the non-employee members of our board of directors for the year ended December 31, 2015. Directors who are also employees/officers of the Company did not receive any additional compensation for services as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Total ($)
James Sapirstein	0	0	$95,300	$95,300
Kathryn MacFarlane	0	0	$95,300	$95,300

(1) Value of option awards with respect to (i) 2,000,000 share with and exercise price of $0.0250 and (ii) 3,000,000 shares with and exercise price of $0.0197 per share, as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of December 31, 2015, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers, and (iv) all of the Company’s executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of common stock indicated. In computing the number and percentage ownership of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of December 31, 2015 pursuant to options, warrants or other rights are considered as outstanding, while these shares are not considered as outstanding for computing the percentage ownership of any other person or group.

Directors, Officers and 5% Stockholders(1)	Number of Shares of Beneficial Ownership of Common Stock	Percent of Class
Arnold Lippa Family Trust of 2007(2)	92,195,524	18.82%

Dariusz Naziek(3) 55 Hardwick Lane Wayne, NJ 07470	68,604,982	12.61%

Ayer Special Situations Fund I, LP c/o Ayer Capital Management, LP 616 Corporate Way, Suite 2-4931 Valley Cottage, NJ 10989	42,419,990	8.66%

Barton Asset Management, LLC(4) c/o KLH 135 Main Street, 9th San Francisco, CA 94105	31,050,166	6.21%

Sachin Kelkar(5) 6 Franciscan Way Kensington, CA 94707	26,700,160	5.35%

DIRECTORS AND OFFICERS

James S. J. Manuso(6)	120,744,637	21.91

Jeff E. Margolis(7)	46,709,670	9.01%

Robert N. Weingarten(8)	45,000,000	8.66%

Arnold S. Lippa, Ph.D.(9)	25,494,831	4.96%

James Sapirstein(10)	7,000,000	1.41%

Kathryn MacFarlane(11)	7,000,000	1.41%

Richard Purcell(12)	7,000,000	1.41%

All directors and officers as a group(13)	258,949,137	36.96%

(1)	Except as otherwise indicated, the address of such beneficial owner is c/o RespireRx Pharmaceuticals Inc., 126 Valley Road, Suite C, Glen Rock, New Jersey 07452.

(2)

All of these holdings were acquired by Dr. Arnold Lippa and subsequently transferred to the Trust, or are held by an entity owned by the Trust. Dr. Lippa is neither the trustee nor the beneficiary of the Trust. Linda Lippa, his wife, is a beneficiary of the Trust.

(3)

Mr. Naziek’s holdings include: (i) 14,321,446 shares of common stock, (ii) 23,352,946 shares of common stock available upon conversion of shares of Series G 1.5% Convertible Preferred Stock, (iii) 786,706 shares of common available upon conversion of the Company’s convertible notes, and (iv) warrants to purchase an additional 30,143,884 shares of the Company’s common stock.

50

(4)

Barton Asset Management’s holdings include: (i) 21,066,120 shares of common stock, (ii) 3,195,776 shares of common available upon conversion of the Company’s convertible notes, and (iii) warrants to purchase an additional 6,788,270 shares of the Company’s common stock.

(5)	Mr. Kelkar’s holdings include: (i) 17,121,616 shares of common stock, and (ii) warrants to purchase an additional 9,578,544 shares of the Company’s common stock.

(6)

Dr. Manuso’s holdings include: (i) 11,887,779 shares of common stock, (ii) options to acquire an additional 85,081,300 shares of common stock, and (iii) 23,775,558 warrants to purchase shares of common stock.

(7)

Mr. Margolis’s holdings include: (i) 15,134,944 shares of common stock, (ii) options to acquire an additional 30,000,000 shares of common stock, and (iii) the 1,574,726 warrants to purchase shares of common received as an owner of Aurora Capital LLC from the warrants Aurora received as a placement agent in the sale of the Company’s Common Stock and Warrant Financing.

(8)

Mr. Weingarten’s holdings include: (i) 15,000,000 shares of common stock, and (ii) options to acquire an additional 30,000,000 shares of common stock. Mr. Weingarten holds these shares indirectly through Resource One Group LLC, an entity he controls.

(9)

Dr. Lippa’s holdings include: (i) options to acquire an additional 25,000,000 shares of common stock, and (ii) 494,831 warrants to purchase shares of common stock. In addition Dr. Lippa no longer beneficially owns many of the shares of the Company that were initially awarded to him because he has transferred these shares into family trusts, of which he is neither the trustee nor the beneficiary, including the Arnold Lippa Family Trust of 2007 as noted in footnote 2 above. In addition, Dr. Lippa has been awarded options to acquire an additional 5,000,000 shares of common stock which have been assigned to another family trust for the benefit of other family members. Dr. Lippa is neither the trustee nor the beneficiary of that trust.

(10)	Dr. Sapirstein’s holdings include: (i) 2,000,000 shares of common stock, and (ii) options to acquire an additional 5,000,000 shares of common stock.

(11)	Dr. MacFarlane’s holdings include: (i) 2,000,000 shares of common stock, and (ii) options to acquire an additional 5,000,000 shares of common stock.

(12)	Dr. Purcell’s holdings include: (i) 2,000,000 shares of common stock, and (ii) options to acquire an additional 5,000,000 shares of common stock.

Beneficial Ownership of Series G 1.5% Convertible Preferred Stock

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of December 31, 2015, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Series G 1.5% Convertible Preferred Stock, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers, and (iv) all of the Company’s executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of common stock indicated.

Directors, Officers and 5% Stockholders(1)	Number of Shares of Beneficial Ownership of Series G 1.5% Convertible Preferred Stock	Percent of Class
Dariusz Naziek 55 Hardwick Lane Wayne, NJ 07470	77.06	29.80%

Brian Frenzel c/o Tosk Inc. 725 San Aleso Ave., #4 Sunnyvale, CA 94085	51.38	19.87%

Ronak Patel 1260 California Street, #12 San Francisco, CA 94109	51.31	19.84%

Marc Radin(2)	23.35	9.03%

Estate of Robert Ritzcoven 61 Jarmain Road Monroe, NY 10950	15.41	5.96%

Ian Sobieski 359 Green Street San Francisco, CA 94133	15.39	5.95%

Marcus Williams 261 Midvale Street Ridgewood, NJ 07450	14.39	5.56%

DIRECTORS AND OFFICERS

Arnold S. Lippa, Ph.D.(3)	0	0%

Jeff E. Margolis(6)	0	0%

Robert N. Weingarten	0	0%

James Sapirstein	0	0%

Kathryn MacFarlane	0	0%

Richard Purcell	0	0%

All directors and officers as a group	0	0%

(1)	Except as otherwise indicated, the address of such beneficial owner is c/o RespireRx Pharmaceuticals Inc., 126 Valley Road, Suite C, Glen Rock, New Jersey 07452.

(2)	Mr Radin’s holdings include (i) 13.07 shares held in an IRA, (ii) 5.14 shares held in his wife’s IRA, and (iii) 5.13 shares held by his wife individually.

The Company is not aware of any arrangements that may at a subsequent date result in a change of control of the Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2015. In March 2014, the Company’s stockholders approved, by written consent, the Cortex Pharmaceuticals, Inc. 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan, filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 24, 2014. On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2015. The Company does not intend to present the 2015 Stock and Stock Option Plan to shareholders for approval.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	20,081,300	(1)(4)	$0.0423	20,551,702

Equity compensation plans not approved by security holders	217,428,572	(2)(3)(4)(5)(6)(7)	$0.0208	23,507,142

Total	237,509,872		$0.0226	44,058,844

(1)	On July 17, 2014, the Board of Directors of the Company awarded stock options to purchase a total of 15,000,000 shares of common stock of the Company, consisting of options for 5,000,000 shares to each of the Company’s three executive officers, Dr. Arnold S. Lippa, Jeff E. Margolis and Robert N. Weingarten, who were also all of the directors of the Company at that time. The stock options were awarded as compensation for those individuals through December 31, 2014. The stock options vest in three equal installments on July 17, 2014 (at issuance), September 30, 2014, and December 31, 2014, and expire on July 17, 2019. The exercise price of the stock options was established on the grant date at $0.05 per share, as compared to the closing market price of the Company’s common stock on such date of $0.044 per share, reflecting an exercise price premium of $0.006 per share or 13.6%. These awards were made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan.

(2)	On June 30, 2015, the Company issued fully-vested stock options to purchase 28,571,429 shares of common stock exercisable at $0.0175 per share for a period of five years in partial payment of an obligation to its current law firm. This issuance was made under the Company’s 2015 Stock and Stock Option Plan.

(3)	On June 30, 2015, the Board of Directors of the Company awarded stock options to purchase a total of 55,000,000 shares of common stock, consisting of options for 15,000,000 shares to each of the Company’s then three executive officers, Dr. Arnold S. Lippa, Jeff E. Margolis and Robert N. Weingarten, and options for 2,000,000 shares to each of five other individuals who are members of management, the Company’s Scientific Advisory Board, or independent members of the Board of Directors. The stock options were awarded as partial compensation for those individuals through December 31, 2015. The stock options vest 50% on June 30, 2015 (at issuance), 25% on September 30, 2015 and 25% on December 31, 2015, and will expire on June 30, 2022. The exercise price of the stock options was established on the grant date at $0.025 per share, as compared to the closing market price of the Company’s common stock on such date of $0.0175 per share, reflecting an exercise price premium of $0.0075 per share or 42.9%. These awards were made under the Company’s 2015 Stock and Stock Option Plan.

(4)	On August 18, 2015, the Company entered into an employment agreement with Dr. James S. J. Manuso to be its new President and Chief Executive Officer. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded Mr. Manuso stock options to purchase a total of 85,081,300 shares of common stock, of which options for 80,000,000 shares were granted pursuant to the Company’s 2015 Stock and Stock Option Plan and options for 5,081,300 shares were granted pursuant to the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. The stock options vest 50% on August 18, 2015 (at issuance), 25% on February 18, 2016 and 25% on August 18, 2016, and will expire on August 18, 2025. The exercise price of the stock options was established on the grant date at $0.0197 per share, which is equal to the simple average of the most recent four full trading weeks, weekly Volume Weighted Average Prices (“VWAPs”) of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $0.0216 per share.

(5)	On August 18, 2015, the Company entered into employment agreements with Dr. Arnold S. Lippa, its new Chief Scientific Officer, Robert N. Weingarten, its Vice President and Chief Financial Officer, and Jeff E. Margolis, its Vice President, Treasurer and Secretary. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded to each of those officers stock options to purchase a total of 10,000,000 shares of common stock pursuant to the Company’s 2015 Stock and Stock Option Plan. The stock options will vest 25% on December 31, 2015, 25% on March 31, 2016, 25% on June 30, 2016 and 25% on September 30, 2016, and will expire on August 18, 2022. The exercise price of the stock options was established on the grant date at $0.0197 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $0.0216 per share.

(6)	On August 18, 2015, the Board of Directors of the Company awarded stock options for 3,000,000 shares of common stock to each of seven other individuals who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Stock and Stock Option Plan, representing stock options for a total of 21,000,000 shares of common stock. The stock options vest 25% on December 31, 2015, 25% on March 31, 2016, 25% on June 30, 2016 and 25% on September 30, 2016, and will expire on August 18, 2020 as to stock options for 9,000,000 shares of common stock and August 18, 2022 as to stock options for 12,000,000 shares of common stock. The exercise price of the stock options was established on the grant date at $0.0197 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $0.0216 per share.

(7)	On December 11, 2015, the Company entered into a consulting agreement for the provision of investor relations services. The fee for such services was paid through the granting of non-qualified stock options to purchase a total of 2,857,143 shares of common stock pursuant to the Company’s 2015 Stock and Stock Option Plan. The stock options will vest in equal installments on the last day of each month during the term of the consulting agreement, December 11, 2015 through March 31, 2016, and will expire on December 11, 2020. The exercise price of the stock options was established on the grant date at $0.021 per share, which was the closing market price of the Company’s common stock on the date of grant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

As of December 31, 2015, James Sapirstein, RPh., M.B.A. and Kathryn MacFarlane, PharmD. were “independent directors”, as that term is defined under Section 803 of the NYSE Amex Company Guide. As noted above, as of December 31, 2015, all of the functions of the Audit, Compensation and Governance and Nominations Committees were being performed by the full board of directors.

Transactions with Related Persons

In 2015, the Company engaged in certain transactions with Arnold S. Lippa, our Chairman, President and Chief Executive Officer in 2014 and beginning 2015 and now our Chairman and Chief Scientific Officer, and certain of his affiliates. These transactions have been previously disclosed and are discussed in and Note 1 to our consolidated financial statements for the years ended December 31, 2015 and 2014-Organization and Business Operations-Going Concern and Note 3 to our consolidated financial statements for the years ended December 31, 2015 and 2014-Notes Payable-Advance from the Chairman.

In 2012, Aurora Capital LLC provided investment banking services to Pier, a company that the Company acquired by merger on August 10, 2012. For those services, on August 10, 2012 Aurora Capital LLC received 2,971,792 shares of the Company’s common stock in payment of its fee of $194,950. Both Dr. Arnold S. Lippa and Jeff E. Margolis, officers and directors of the Company since March 22, 2013, have indirect ownership interests in Aurora Capital LLC through interests held in its members, and Jeff. E. Margolis is also an officer of Aurora Capital LLC. In December 2014, these shares were distributed to members of Aurora Capital LLC including 2,526,023 to Sachin Kelkar, 111,442 to Jeff E. Margolis and 189,452 to an entity owned by the Arnold Lippa Family Trust of 2007. These amounts are reflected in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Beneficial Ownership of Common Stock. The remaining 144,875 shares of common stock were distributed to other members of Aurora Capital LLC that are not affiliated with the Company.

In 2014, Aurora acted as a placement agent for in both the Series G 1.5% Convertible Preferred Stock Private Placement and the subsequent Convertible Note and Warrant Financing. Note 3 to our consolidated financial statements for the years ended December 31, 2015 and 2014-Notes Payable-10% Convertible Notes Payable and Note 6 to our consolidated financial statements for the years ended December 31, 2015 and 2014-Stockholders’ Deficiency-Series G 1.5% Convertible Preferred Stock for a description of the transactions between the Company and Aurora Capital LLC.

See Note 3 to our consolidated financial statements for the years ended December 31, 2015 and 2014-Notes Payable-Note Payable to Related Party and Note 6 to our consolidated financial statements for the years ended December 31, 2015 and 2014-Stockholders’ Deficiency for a description of transactions with Samyang, a significant stockholder of and lender to the Company.

Item 14. Principal Accounting Fees and Services

Haskell & White LLP, acted as our independent registered public accounting firm for the fiscal years ended December 31, 2014 and 2015 and for the interim periods in such fiscal years. The following table shows the approximate fees that were incurred by us for audit and other services provided by Haskell & White LLP in fiscal 2014 and 2015.

	2014	2015
Audit Fees(1)	$93,152	$82,992
Audit-Related Fees(2)	-	2,500
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total	$93,152	$85,492

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings.

(2)	Audit-related fees, if any, represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees,” and for services performed in connection with an S-8 registration statement.

(3)	Tax fees, if any, represent fees for professional services related to tax compliance, tax advice and tax planning.

(4)	All other fees, if any, represent fees for products and services rendered by our independent registered accounting firm other than those listed above.

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

A list of exhibits required to be filed as part of this Annual Report on Form 10-K is set forth in the Index to Exhibits, which is presented elsewhere in this document, and is incorporated herein by reference

RESPIRERX PHARMACEUTICALS INC.

(FORMERLY CORTEX PHARMACEUTICALS, INC.)

AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

RespireRx Pharmaceuticals Inc. (formerly Cortex Pharmaceuticals, Inc.) and Subsidiary

We have audited the accompanying consolidated balance sheets of RespireRx Pharmaceuticals Inc. (formerly Cortex Pharmaceuticals, Inc.) and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the years in the two-year period ended December 31, 2015. RespireRx Pharmaceuticals Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RespireRx Pharmaceuticals Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HASKELL & WHITE LLP

Irvine, California
March 28, 2016

RESPIRERX PHARMACEUTICALS INC.

(FORMERLY CORTEX PHARMACEUTICALS, INC.)

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$53,199	$162,752
Grant receivable	-	48,000
Deferred and capitalized financing costs	3,429	85,702
Prepaid expenses, including current portion of long-term prepaid insurance of $14,945 at December 31, 2015 and 2014	29,144	24,219

Total current assets	85,772	320,673
Equipment, net of accumulated depreciation of $8,776 and $1,659 at December 31, 2015 and 2014, respectively	12,121	16,741
Long-term prepaid insurance, net of current portion of $14,945 at December 31, 2015 and 2014	47,949	62,894

Total assets	$145,842	$400,308

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including $111,688 and $108,375 payable to related parties at December 31, 2015 and 2014, respectively	$1,434,429	$1,845,875
Accrued compensation and related expenses	710,409	144,000
Unearned grant revenues	-	34,333
10% convertible notes payable, including accrued interest of $61,388 and $4,093, net of unamortized discounts of $342,932 and $323,350 at December 31, 2015 and 2014, respectively	297,956	50,243
Note payable to related party, including accrued interest of $171,257 and $122,618 at December 31, 2015 and 2014, respectively	561,568	526,257
Other short-term note payable, including accrued interest of $8	3,689	-

Total current liabilities	3,008,051	2,600,708

Commitments and contingencies (Note 9)

Stockholders’ deficiency:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.09812 per share: 3,679	21,703	21,703
Series G 1.5% cumulative mandatorily convertible preferred stock, $0.001 par value, $1,000 per share stated value and liquidation preference; aggregate liquidation preference (including dividends) $258,566 and $872,737 at December 31, 2015 and 2014, respectively; shares authorized: 1,700; shares issued and outstanding: 258.6 and 872.7 at December 31, 2015 and 2014, respectively; common shares issuable upon conversion at 303,030.3 common shares per Series G share: 78,353,485 shares, including 2,074,698 shares issuable for dividends of $6,847 at December 31, 2015, and 264,465,728 shares, including 3,102,094 shares issuable for dividends of $10,237 at December 31, 2014	258,566	872,737
Common stock, $0.001 par value; shares authorized: 1,400,000,000; shares issued and outstanding: 489,846,883 and 232,145,326 at December 31, 2015 and 2014, respectively	489,847	232,145
Additional paid-in capital	144,647,529	138,984,110
Accumulated deficit	(148,279,854)	(142,311,095)

Total stockholders’ deficiency	(2,862,209)	(2,200,400)

Total liabilities and stockholders’ deficiency	$145,842	$400,308

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

(FORMERLY CORTEX PHARMACEUTICALS, INC.)

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014

Grant revenues	$86,916	$61,667

Operating expenses:
General and administrative, including $2,912,607 and $2,843,500 to related parties for the years ended December 31, 2015 and 2014, respectively	3,619,929	3,823,434
Research and development, including $555,425 and $28,589 to related parties for the years ended December 31, 2015 and 2014, respectively	1,706,603	591,768

Total operating expenses	5,326,532	4,415,202

Loss from operations	(5,239,616)	(4,353,535)

Gain on settlements with former management	91,710	1,038,270
Gain on settlements with service providers	75,375	393,590
Gain on settlement of project advance	-	287,809
Interest income	9	-
Interest expense, including $49,516 and $48,692 to related parties for the years ended December 31, 2015 and 2014, respectively	(902,698)	(117,306)
Foreign currency transaction gain	13,328	43,637

Net loss	(5,961,892)	(2,707,535)

Adjustments related to Series G 1.5% Convertible Preferred Stock:
Amortization of deemed dividend on Series G 1.5% Convertible Preferred Stock	-	(10,049,846)
Dividends on Series G 1.5% Convertible Preferred Stock	(6,867)	(10,926)

Net loss attributable to common stockholders	$(5,968,759)	$(12,768,307)

Net loss per common share - basic and diluted	$(0.02)	$(0.07)

Weighted average common shares outstanding - basic and diluted	384,451,048	192,739,814

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

(FORMERLY CORTEX PHARMACEUTICALS, INC.)

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

Years Ended December 31, 2015 and 2014

	Series B		Series G 1.5%
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
						Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Value	Capital	Deficit	Deficiency

Balance, December 31, 2013	37,500	$21,703	-	$-	144,041,556	$144,041	$125,188,620	$(129,542,788)	$(4,188,424)
Sale of Series G 1.5% Convertible Preferred Stock	-	-	928.5	928,500	-	-	-	-	928,500
Costs incurred in connection with sale of Series G 1.5% Convertible Preferred Stock	-	-	-	-	-	-	(128,041)	-	(128,041)
Shares issued in connection with the exercise of finder’s warrants on a cashless basis	-	-	-	-	4,395,018	4,395	(4,395)	-	-
Conversion of Series G 1.5% Convertible Preferred Stock	-	-	(66.7)	(66,689)	20,208,752	20,209	46,480	-	-
Fair value of shares issued in settlement of project advance	-	-	-	-	1,000,000	1,000	48,000	-	49,000
Common stock issued as compensation	-	-	-	-	62,500,000	62,500	2,512,500	-	2,575,000
Common stock option issued as compensation							655,500		655,500
Fair value of common stock options issued in connection with settlements with former management	-	-	-	-	-	-	179,910	-	179,910
Fair value of common stock options issued in connection with settlement with former service provider	-	-	-	-	-	-	42,250	-	42,250
Fair value of common stock warrants issued to investors in connection with the convertible note and warrant financing	-	-	-	-	-	-	176,549	-	176,549
Fair value of common stock warrants issued to finders in connection with the convertible note and warrant financing	-	-	-	-	-	-	23,940	-	23,940
Fair value of beneficial conversion feature of convertible notes payable issued to investors in connection with the convertible note and warrant financing	-	-	-	-	-	-	192,951	-	192,951
Amortization of deemed dividend on Series G 1.5% Convertible Preferred Stock	-	-	-	-	-	-	10,049,846	(10,049,846)	-
Dividends on Series G 1.5% Convertible Preferred Stock	-	-	10.9	10,926	-	-	-	(10,926)	-
Net loss	-	-	-	-	-	-	-	(2,707,535)	(2,707,535)
Balance, December 31, 2014	37,500	$21,703	872.7	$872,737	232,145,326	$232,145	$138,984,110	$(142,311,095)	$(2,200,400)

(Continued)

RESPIRERX PHARMACEUTICALS INC.

(FORMERLY CORTEX PHARMACEUTICALS, INC.)

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Continued)

Years Ended December 31, 2015 and 2014

	Series B		Series G 1.5%
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance, December 31, 2014	37,500	$21,703	872.7	$872,737	232,145,326	$232,145	$138,984,110	$(142,311,095)	$(2,200,400)
Conversion of Series G 1.5% Convertible Preferred Stock	-	-	(621.0)	(621,038)	188,193,359	188,193	432,845	-	-
Common stock issued as compensation	-	-	-	-	2,500,000	2,500	186,500	-	189,000
Common stock issued to service providers in partial settlement of accounts payable	-	-	-	-	9,064,286	9,064	149,561	-	158,625
Shares issued in connection with the exercise of placement agent warrants on a cashless basis	-	-	-	-	1,134,110	1,135	(1,135)	-	-
Sale of common stock units in private placement	-	-	-	-	56,809,802	56,810	1,137,900	-	1,194,710
Costs incurred in connection with sale of common stock units	-	-	-	-	-	-	(101,385)	-	(101,385)
Fair value of common stock options issued as compensation	-	-	-	-	-	-	2,517,446	-	2,517,446
Fair value of common stock options issued to service providers in partial settlement of accounts payable	-	-	-	-	-	-	608,064	-	608,064
Fair value of common stock options issued in connection with settlements with former management	-	-	-	-	-	-	26,290	-	26,290
Fair value of common stock warrants issued to investors in connection with the convertible note and warrant financing	-	-	-	-	-	-	112,557	-	112,557
Fair value of new common stock warrants issued to note holders in connection with the extension of convertible notes payable	-	-	-	-	-	-	97,188	-	97,188
Fair value of extending common stock warrants issued to note holders in connection with the convertible note and warrant financing	-	-	-	-	-	-	180,730	-	180,730
Fair value of common stock warrants issued to placement agents in connection with the convertible note and warrant financing	-	-	-	-	-	-	12,726	-	12,726
Fair value of beneficial conversion feature of convertible notes payable issued to investors in connection with the convertible note and warrant financing	-	-	-	-	-	-	97,443	-	97,443
Fair value of beneficial conversion feature of convertible notes payable issued to investors in connection with the extension of convertible notes payable	-	-	-	-	-	-	206,689	-	206,689
Dividends on Series G 1.5% Convertible Preferred Stock	-	-	6.9	6,867	-	-	-	(6,867)	-
Net loss	-	-	-	-	-	-	-	(5,961,892)	(5,961,892)
Balance, December 31, 2015	37,500	$21,703	258.6	$258,566	489,846,883	$489,847	$144,647,529	$(148,279,854)	$(2,862,209)

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

(FORMERLY CORTEX PHARMACEUTICALS, INC.)

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(5,961,892)	$(2,707,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,117	1,659
Amortization of discounts related to convertible notes payable	675,025	46,150
Amortization of capitalized financing costs	114,128	15,648
Gains on settlement(s) -
With former management	(91,710)	(1,038,270)
With service providers	(75,375)	(393,590)
Of project advance	-	(287,809)
Stock-based compensation expense included in -
General and administrative expenses	2,342,895	3,131,500
Research and development expenses	363,551	99,000
Foreign currency transaction gain	(13,328)	(43,637)
Changes in operating assets and liabilities:
(Increase) decrease in -
Grant receivable	48,000	(48,000)
Prepaid expenses	46,145	(84,730)
Increase (decrease) in -
Accounts payable and accrued expenses	490,380	452,099
Accrued compensation and related expenses	684,409	(118,084)
Accrued interest payable	108,888	55,397
Unearned grant revenue	(34,333)	34,333

Net cash used in operating activities	(1,296,100)	(885,869)

Cash flows from investing activities:
Purchases of equipment	(2,497)	(18,400)

Net cash used in investing activities	(2,497)	(18,400)

Cash flows from financing activities:
Proceeds from sale of common stock units	1,194,710	-
Proceeds from sale of Series G 1.5% Convertible Preferred Stock	-	928,500
Proceeds from convertible note and warrant financing	210,000	369,500
Proceeds from issuance of note payable to Chairman	40,000	75,000
Principal paid on other short-term notes payable	(95,152)	-
Repayment of note payable to Chairman	(40,000)	(150,000)
Cash payments made for costs incurred in connection with the sale of common stock units	(104,814)	-
Cash payments made for deferred costs incurred in connection with convertible note and warrant financing	(15,700)	(77,410)
Cash payments made for costs incurred in connection with sale of Series G 1.5% Convertible Preferred Stock	-	(92,921)

Net cash provided by financing activities	1,189,044	1,052,669

Cash and cash equivalents:
Net increase (decrease)	(109,553)	148,400
Balance at beginning of period	162,752	14,352

Balance at end of period	$53,199	$162,752

(Continued)

RESPIRERX PHARMACEUTICALS INC.

(FORMERLY CORTEX PHARMACEUTICALS, INC.)

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended December 31,
	2015	2014

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$6,873	$102
Income taxes	$-	$-

Non-cash financing activities:
Amortization of deemed dividend on Series G 1.5% Convertible Preferred Stock	$-	$10,049,846
Dividends on Series G 1.5% Convertible Preferred Stock	$6,867	$10,926
Gross exercise price of Series G 1.5% Convertible Preferred Stock placement agent warrants exercised on a cashless basis	$4,778	$18,689
Gross exercise price of 10% convertible notes payable placement agent warrants exercised on a cashless basis	$35,595	$-
Short-term note payable issued in connection with financing of insurance policy premium	$36,125	$-
Stated value of Series G 1.5% Convertible Preferred Stock converted into common stock	$621,038	$66,689
Fair value of common stock options issued in connection with settlements with former management	$26,290	$179,910
Fair value of common stock options issued in connection with settlements with service providers	$608,064	$42,250
Fair value of common stock issued in connection with settlement of project advance	$-	$49,000
Fair value of common stock warrants issued to investors in connection with the convertible note and warrant financing	$112,557	$176,549
Fair value of common stock warrants issued to placement agents in connection with the convertible note and warrant financing	$12,726	$23,940
Fair value of beneficial conversion feature of convertible notes payable issued to investors in connection with the convertible note and warrant financing	$97,443	$192,951
Fair value of common stock warrants issued to investors in connection with the extension of the convertible notes	$97,188	$-
Fair value of extending common stock warrants issued to investors in connection with the convertible note and warrant financing	$180,730	$-
Fair value of beneficial conversion feature of extended convertible notes payable issued to investors in connection with the convertible note and warrant financing	$206,689	$-
Fair value of common stock warrants issued to placement agents and selected dealers in connection with the sale of Series G 1.5% Convertible Preferred Stock	$-	$664,169
Fair value of common stock warrants issued to placement agents and selected dealers in connection with the sale of common stock units	$135,116	$-
Deferred financing costs transferred to additional paid-in capital in connection with sale of Series G 1.5% Convertible Preferred Stock	$-	$35,120

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

(FORMERLY CORTEX PHARMACEUTICALS, INC.)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2015 and 2014

1. Organization and Business

Organization

RespireRx Pharmaceuticals Inc. (“RespireRx”) was formed in 1987 under the name Cortex Pharmaceuticals, Inc. to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. On December 16, 2015, the Company filed a Certificate of Amendment to its Second Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to amend the Company’s Second Restated Certificate of Incorporation to change the name of the Company from Cortex Pharmaceuticals, Inc. to RespireRx Pharmaceuticals Inc.

In 2011, prior management conducted a re-evaluation of RespireRx’s strategic focus and determined that clinical development in the area of respiratory disorders, particularly sleep apnea and drug-induced respiratory depression, provided the most cost-effective opportunities for potential rapid development and commercialization of RespireRx’s compounds. Accordingly, RespireRx narrowed its clinical focus at that time and sidelined other avenues of scientific inquiry. This re-evaluation provided the impetus for RespireRx’s acquisition of Pier Pharmaceuticals, Inc. (“Pier”) in August 2012. RespireRx and its wholly-owned subsidiary, Pier, are collectively referred to herein as the “Company.”

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

Business

Since its formation in 1987, RespireRx has been engaged in the research and clinical development of a class of proprietary compounds known as ampakines, which act to enhance the actions of the excitatory neurotransmitter glutamate at AMPA glutamate receptors. Several ampakines, in both oral and injectable form, are being developed by the Company for the treatment of a variety of breathing disorders. In clinical studies, select ampakines have shown preliminary efficacy in central sleep apnea and in the control of respiratory depression produced by opioids, without altering their analgesic effects. In animal models of orphan disorders, such as Pompé Disease, spinal cord damage and perinatal respiratory distress, it has been demonstrated that certain ampakines improve breathing function. The Company’s compounds belong to a new class of ampakines that do not display the undesirable side effects previously reported in animal models of earlier generations

RespireRx owns patents and patent applications for certain families of chemical compounds, including ampakines, which claim the chemical structures and their use in the treatment of various disorders. These patents cover, among other compounds, the Company’s lead ampakines CX1739 and CX1942, and extend through at least 2028.

On May 8, 2007, RespireRx entered into a license agreement, as subsequently amended, with the University of Alberta granting RespireRx exclusive rights to method of treatment patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. These patents, along with RespireRx’s own patents claiming chemical structures, comprise RespireRx’s principal intellectual property supporting RespireRx’s research and clinical development program in the use of ampakines for the treatment of respiratory disorders. RespireRx has completed pre-clinical studies indicating that several of its ampakines, including CX717, CX1739 and CX1942, were efficacious in treating drug induced respiratory depression caused by opioids or certain anesthetics without offsetting the analgesic effects of the opioids or the anesthetic effects of the anesthetics. In two clinical Phase 2 studies, one of which was published in a peer-reviewed journal, CX717, a predecessor compound to CX1739 and CX1942, antagonized the respiratory depression produced by fentanyl, a potent narcotic, without affecting the analgesia produced by this drug. In addition, RespireRx has conducted a Phase 2A clinical study in which patients with sleep apnea were administered CX1739, RespireRx’s lead clinical compound. The results suggested that CX1739 might have use for the treatment of central sleep apnea (“CSA”) and mixed sleep apnea, but not obstructive sleep apnea (“OSA”).

In order to expand RespireRx’s respiratory disorders program, RespireRx acquired 100% of the issued and outstanding equity securities of Pier effective August 10, 2012 pursuant to an Agreement and Plan of Merger. Pier was formed in June 2007 (under the name SteadySleep Rx Co.) as a clinical stage pharmaceutical company to develop a pharmacologic treatment for OSA and had been engaged in research and clinical development activities since formation.

Through the merger, RespireRx gained access to an Exclusive License Agreement (as amended, the “License Agreement”) that Pier had entered into with the University of Illinois on October 10, 2007. The License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids, of which dronabinol is a specific example, for the treatment of sleep-related breathing disorders (including sleep apnea). Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with OSA. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol.

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

Prior to the merger, Pier conducted a 21 day, randomized, double-blind, placebo-controlled, dose escalation Phase 2 clinical study in 22 patients with OSA, in which dronabinol produced a statistically significant reduction in the Apnea-Hypopnea Index, the primary therapeutic end-point, and was observed to be safe and well tolerated. The University of Illinois and three other research centers are currently investigating dronabinol in a potentially pivotal, six week, double-blind, placebo-controlled Phase 2B clinical trial in 120 patients with OSA. This study, which the University of Illinois has indicated it expects to be completed during the second quarter of 2016, is fully funded by the National Heart, Lung and Blood Institute of the National Institutes of Health. The Company is not managing or funding this ongoing clinical trial.

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

The Company filed an Investigational New Drug (“IND”) application with the FDA in September 2015 to conduct a double-blind, placebo-controlled, dose-ascending Phase 2A clinical trial in approximately 18 subjects to determine the ability of orally administered CX1739, the Company’s proprietary lead ampakine, to prevent the respiratory depression produced by remifentanyl, a potent opioid, without altering remifentanyl’s analgesic properties. The clinical protocol was designed to evaluate the safety and efficacy of three escalating doses of CX1739 versus placebo when administered prior to remifentanyl, with respiration, analgesia and a number of other clinical measures being taken after administration of both drugs. The commencement of this clinical trial was subject to resolution of two deficiencies raised by the FDA in its clinical hold letter issued in November 2015, which were satisfactorily resolved in early 2016, as a result of which the FDA removed the clinical hold on the Company’s IND for CX1739 on February 25, 2016, thus allowing for the initiation of the clinical trial. During March 2016, upon receiving unconditional approval from the Institutional Review Board (“IRB”) of the Duke Clinical Research Unit, this Phase 2A clinical trial at Duke University School of Medicine was initiated. The Company expects to incur approximately $750,000 of direct costs in 2016 with respect to this clinical trial, and to complete the clinical trial in approximately four months.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $5,961,892 and $2,707,535 and negative operating cash flows of $1,296,100 and $885,869 for the fiscal years ended December 31, 2015 and 2014, respectively, had a stockholders’ deficiency of $2,862,209 at December 31, 2015, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2015, has expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently, and has for some time, been in significant financial distress. It has limited cash resources and current assets and has no ongoing source of revenue. Current management is continuing to address various aspects of the Company’s operations and obligations, including, without limitation, debt obligations, financing requirements, intellectual property, licensing agreements, legal and patent matters and regulatory compliance, and has continued to raise new debt and equity capital to fund the Company’s business activities.

From June 2013 through March 2014, the Company’s Chairman and then Chief Executive Officer advanced short-term loans to the Company aggregating $150,000 for working capital purposes. In March and April 2014, the Company completed a private placement by selling 928.5 shares of its Series G 1.5% Convertible Preferred Stock for gross proceeds of $928,500 and repaid the aggregate advances. The Company’s Chairman and then Chief Executive Officer invested $250,000 in the Series G 1.5% Convertible Preferred Stock private placement. During November and December 2014, the Company sold short-term convertible notes and warrants in an aggregate principal amount of $369,500 to various accredited investors and an additional $210,000 of such short-term convertible notes and warrants in February 2015. The Company terminated this financing, which generated aggregate gross proceeds of $579,500, effective February 18, 2015. In June 2015, the Company’s Chairman and then Chief Executive Officer advanced $40,000 to the Company in the form of a short-term loan for working capital purposes. In August through November 2015, the Company completed three closings of a private placement by selling 56,809,802 units of its common stock and warrants for gross proceeds of $1,194,710 and repaid the short-term loan of $40,000 plus accrued interest of $877. The Company’s current President and Chief Executive Officer invested $250,000 in the August 2015 closing of this private placement (see Note 6). Subsequent to December 31, 2015, the Company initiated a new private placement of common stock and warrants that generated gross proceeds of $194,635 (see Note 10) and the Company’s Chief Executive Officer and Chief Scientific Officer each advanced $52,600 to the Company for working capital purposes under secured short-term promissory notes payable aggregating $105,200 (see Note 10).

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the financial statements of RespireRx and its wholly-owned subsidiary, Pier. Intercompany balances and transactions have been eliminated in consolidation.

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

The carrying amount of financial instruments (consisting of cash, cash equivalents, grants receivable and accounts payable) is considered to be representative of their respective fair values due to the short-term nature of those instruments. With respect to the note payable to a related party and the convertible notes payable, management does not believe that the credit markets have materially changed for these types of speculative borrowings since the original borrowing date.

Deferred and Capitalized Financing Costs

Costs incurred in connection with ongoing debt and equity financing activities, including legal and other professional fees, placement agent fees and escrow agent fees, are deferred until the related financing is either completed or abandoned.

Through December 31, 2015, costs related to completed debt financings have been capitalized on the balance sheet and amortized over the term of the related debt agreements. Amortization of these costs is calculated on the straight-line basis, which approximates the effective interest method, and is charged to interest expense in the consolidated statements of operations.

Pursuant to revised accounting guidance as described below at “Recent Accounting Pronouncements”, effective January 1, 2016, the Company will be required to present debt issuance costs related to a debt liability in its consolidated balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company will be required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance, and will be required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., the debt issuance cost asset and the debt liability).

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

The Company accounted for the beneficial conversion features in accordance with Accounting Standards Codification (“ASC”) 470-20, Accounting for Debt with Conversion and Other Options. The Company calculated a deemed dividend on the Series G 1.5% Convertible Preferred Stock of $8,376,719 in March 2014 and $1,673,127 in April 2014, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series G 1.5% Convertible Preferred Stock exceeded the proceeds from such issuances. The deemed dividend on the Series G 1.5% Convertible Preferred Stock was amortized on the straight-line basis from the respective issuance dates through the earliest conversion date of June 16, 2014, in accordance with ASC 470-20. The difference between the amortization of the deemed dividend calculated based on the straight-line method and the effective yield method was not material. The amortization of the deemed dividend for the years ended December 31, 2015 and 2014 was $0 and $10,049,846, respectively.

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

The cash fees paid to placement agents and for legal costs were deferred and capitalized as deferred offering costs and were amortized to interest expense over the original term of the convertible notes on the straight-line method. The placement agent warrants were considered as an additional cost of the offering and were included in deferred offering costs at fair value. The difference between the amortization of the deferred offering costs calculated based on the straight-line method and the effective yield method was not material.

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

With regard to the modification of the convertible notes and the issuance of the New Warrants, the Company deferred the debt modification costs over the remaining term of the extended notes. The Company is accounting for such costs as a discount to the notes and is amortizing such costs to interest expense over the extended term of the notes on the straight-line method. The difference between the amortization of these costs calculated based on the straight-line method and the effective yield method was not material.

With regard to the extension of the Old Warrants, the Company deferred the debt modification costs over the remaining term of the extended convertible notes. The Company is accounting for such costs as a discount to the notes and is amortizing such costs to interest expense over the extended term of the convertible notes on the straight-line method. The difference between the amortization of these costs calculated based on the straight-line method and the effective yield method was not material.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including long-term prepaid insurance, for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable, but at least annually. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. The Company has not deemed any long-lived assets as impaired at December 31, 2015.

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

Stock options granted to members of the Company’s Scientific Advisory Board and to outside consultants are revalued each reporting period until vested to determine the amount to be recorded as an expense in the respective period. As the stock options vest, they are valued on each vesting date and an adjustment is recorded for the difference between the value already recorded and the value on the date of vesting.

The fair value of stock options granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award. Estimated volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of the Company’s common stock.

Stock options and warrants issued to non-employees as compensation for services to be provided to the Company or in settlement of debt are accounted for based upon the fair value of the services provided or the estimated fair value of the stock option or warrant, whichever can be more clearly determined. Management utilizes the Black-Scholes option-pricing model to determine the fair value of the stock options and warrants issued by the Company. The Company recognizes this expense over the period in which the services are provided.

For stock options granted during the year ended December 31, 2015, the fair value of each option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.3% to 1.7%
Expected dividend yield	0%
Expected volatility	184% to 249%
Expected life	5-7 years

For stock options granted during the year ended December 31, 2014, the fair value of each option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.5% to 2.7%
Expected dividend yield	0%
Expected volatility	200% to 249%
Expected life	5-10 years

The Company recognizes the fair value of stock-based compensation in general and administrative costs and in research and development costs, as appropriate, in the Company’s consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option and warrant exercises. There were no stock options exercised during the years ended December 31, 2015 and 2014.

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

As of December 31, 2015, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2015, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Research Grants

The Company recognizes revenues from research grants as earned based on the percentage-of-completion method of accounting and issues invoices for contract amounts billed based on the terms of the grant agreement. Revenues recorded under research grants in excess of amounts earned are classified as unearned grant revenue liability in the Company’s consolidated balance sheet. Grant receivable reflects contractual amounts due and payable under the grant agreement. The payment of grants receivables are based on progress reports provided to the grant provider by the Company. The research grant was completed in April 2015. The Company has filed all required progress reports.

Research grants are generally funded and paid through government or institutional programs. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. During the years ended December 31, 2015 and 2014, the Company had research grant revenues of $86,916 and $61,667, respectively. At December 31, 2014, the Company had grant receivable of $48,000, and unearned grant revenues of $34,333. At December 31, 2015, the Company did not have any grant receivable or unearned grant revenues.

Research and Development Costs

Research and development costs consist primarily of fees paid to consultants and outside service providers and organizations (including research institutes at universities), patent fees and costs, and other expenses relating to the acquisition, design, development and clinical testing of the Company’s treatments and product candidates.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the years ended December 31, 2015 and 2014.

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

At December 31, 2015 and 2014, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2015	2014
Series B convertible preferred stock	3,679	3,679
Series G 1.5% convertible preferred stock	78,353,485	264,465,728
10% convertible notes payable	18,311,079	10,674,107
Common stock warrants	156,743,609	25,686,096
Common stock options	251,823,581	25,716,668
Total	505,235,433	326,546,278

Reclassifications

Certain comparative figures in 2014 have been reclassified to conform to the current year’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. Based on the FASB’s Exposure Draft Update issued on April 29, 2015, and approved in July 2015, Revenue from Contracts With Customers (Topic 606): Deferral of the Effective Date, ASU 2014-09 is now effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements - Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have any impact on the Company’s financial statement presentation and disclosures.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 (ASU 2015-01), Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification: (1) Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates. (2) Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the guidance prospectively. A reporting entity also may apply the guidance retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30). ASU 2015-03 simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. ASU 2015-3 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within that fiscal year. Early adoption is permitted for financial statements that have not been previously issued. An entity is required to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The adoption of ASU 2015-03 is expected to have an impact on the presentation of the Company’s current and future debt issuance costs beginning in 2016.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-17 is not expected to have any impact on Company’s financial statement presentation or disclosures.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company has not yet evaluated the impact of the adoption of ASU 2016-02 on the Company’s financial statement presentation or disclosures.

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

Placement agent fees, brokerage commissions, and similar payments were made in the form of cash and warrants to qualified referral sources in connection with the sale of the Notes and Warrants. In connection with the initial closing on November 5, 2014, fees of $16,695 were paid in cash, based on 7% of the aggregate principal amount of the Notes issued to such referral sources, and the fees paid in warrants (the “Placement Agent Warrants”) consisted of 477,000 warrants, reflecting warrants for that number of shares equal to 7% of the number of shares of common stock into which the corresponding Notes are convertible. In connection with the second closing, fees of $700 were paid in cash and 20,000 Placement Agent Warrants were issued. In connection with the third closing, fees of $3,500 were paid in cash and 100,000 Placement Agent Warrants were issued. In connection with the fourth closing, fees of $14,700 were paid in cash and 420,000 Placement Agent Warrants were issued. The Placement Agent Warrants have cashless exercise provisions and were exercisable through September 15, 2015 at a fixed price of $0.035 per share. The stock warrants issued to the placement agent and/or its designees or affiliates in connection with the 2014 closings of the Purchase Agreement, to purchase 597,000 shares of the Company’s common stock, were valued pursuant to the Black-Scholes option-pricing model at $19,986, $614 and $3,340, respectively. The stock warrants issued to the placement agent and/or its designees or affiliates in connection with the February 2, 2015 closing of the Purchase Agreement, to purchase 420,000 shares of the Company’s common stock, were valued pursuant to the Black-Scholes option-pricing model at $12,726. Total financing costs relating to all closings of the Notes aggregated $129,776, consisting of $93,110 paid in cash and $36,666 paid in the form of Placement Agent Warrants, and were being amortized as additional interest expense over the original term of the Notes. During the years ended December 31, 2015 and 2014, $114,128 and $15,648, respectively, was charged to interest expense with respect to the amortization of capitalized financing costs.

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

The Company used the Black-Scholes option-pricing model to estimate the fair value of the Warrants to purchase 16,557,142 shares of the Company’s common stock sold to investors in connection with the four closings at a fixed exercise price of $0.035 per share. The Company considered the face value of the Notes to be representative of their fair value. The Company applied the relative fair value method to allocate the proceeds from the borrowing to the Notes and the Warrants. Consequently, approximately 50% of the proceeds of the borrowing of $290,394 were attributed to the debt instrument. The 50% value attributed to the Warrants of $289,106 is being amortized as additional interest expense over the original term of the Notes. During the years ended December 31, 2015 and 2014, $267,821 and $21,285 was charged to interest expense from the amortization of debt discount related to the value attributed to the Warrants. The carrying value of the Notes was further reduced by a discount for a beneficial conversion feature of $290,394. The value attributed to the beneficial conversion feature is being amortized as additional interest expense over the original term of the Notes. During the years ended December 31, 2015 and 2014, $265,529 and $24,865, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the beneficial conversion feature.

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

The Company used the Black-Scholes option-pricing model to estimate the fair value of the New Warrants to purchase 8,903,684 shares of the Company’s common stock and the fair value of extending the termination date of the 16,557,142 original Warrants sold to investors. The Company considered the face value of the Notes, plus the accrued interest thereon, to be representative of their fair value. The relative fair value method generated respective fair values for each of the Notes, including accrued interest, and the New Warrants and extension of the original Warrants, of approximately 55% for the Notes, including accrued interest, and approximately 45% for the New Warrants and extension of the original Warrants. The 45% value attributed to the New Warrants and extension of the original Warrants of $277,918 is being amortized as additional interest expense over the extended term of the Notes. During the year ended December 31, 2015, $81,249 was charged to interest expense from the amortization of debt discount related to the value attributed to the New Warrants and extension of the original Warrants. The carrying value of the Notes was further reduced by a discount for a beneficial conversion feature of $206,689. The value attributed to the beneficial conversion feature is being amortized as additional interest expense over the extended term of the Notes. During the year ended December 31, 2015, $60,425 was charged to interest expense from the amortization of debt discount related to the value attributed to the beneficial conversion feature.

The 10% Convertible Notes Payable consist of the following at December 31, 2015 and 2014:

	2015	2014
Principal amount of notes payable	$579,500	$369,500
Add accrued interest payable	61,388	4,093
	640,888	373,593
Less unamortized discounts:
Stock warrants	(196,669)	(155,264)
Beneficial conversion feature	(146,263)	(168,086)
	$297,956	$50,243

None of the 10% Convertible Notes Payable had been converted into shares of the Company’s common stock through December 31, 2015. As of December 31, 2015, the 10% Convertible Notes Payable were convertible into 18,311,079 shares of the Company’s common stock, including 1,753,936 shares attributable to accrued interest of $61,388 payable as of such date. As of December 31, 2014, the 10% Convertible Notes Payable were convertible into 10,674,107 shares of the Company’s common stock, including 116,964 shares attributable to accrued interest of $4,093 payable as of such date.

Effective September 14, 2015, placement agent warrants previously issued in connection with the four closings of the Note and Warrant financing in December 2014 through February 2015, representing the right to acquire a total of 1,017,000 shares of common stock, were exercised on a cashless basis, resulting in the net issuance of 47,109 shares of common stock. The gross exercise price of the placement agent warrants that were exercised on a cashless basis was $35,595.

Note Payable to Related Party

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“Samyang”), an approximately 20% common stockholder of the Company at that time. The note accrues simple interest at the rate of 12% per annum and has a maturity date of June 25, 2013, although Samyang was permitted to demand early repayment of the promissory note on or after December 25, 2012. Samyang did not demand early repayment. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although Samyang has not issued a notice of default or a demand for repayment. The Company believes that Samyang is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company is continuing efforts towards a comprehensive resolution of the aforementioned matters involving Samyang.

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

Note payable to Samyang consists of the following at December 31, 2015 and 2014:

	2015	2014
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	171,257	122,618
Foreign currency transaction adjustment	(9,463)	3,865
	$561,568	$526,257

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

Other Short-Term Notes Payable

Other short-term notes payable at December 31, 2015 consisted of a premium financing agreement with respect to an insurance policy. The premium financing agreement dated March 14, 2015 is payable, with interest at 5.08% per annum, in ten monthly installments of $3,697 through February 14, 2016.

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

5. Settlements

During the year ended December 31, 2014, the Company executed settlement agreements with four former executives that resulted in the settlement of potential claims totaling $1,336,264 that had been previously accrued in 2012 and 2013. The Company made cash payments of $118,084 and issued stock options to purchase 4,300,000 shares of common stock exercisable at $0.04 per share for periods ranging from five to ten years. The stock options were valued pursuant to the Black-Scholes option-pricing model at $179,910. In addition to other provisions, the settlement agreements included mutual releases. The settlements resulted in the Company recognizing a gain of $1,038,270 during the year ended December 31, 2014.

During the year ended December 31, 2014, the Company executed settlement agreements with two former professional service providers that resulted in the settlement of potential claims totaling $496,514 for a cost of $60,675 in cash, plus the issuance of stock options to purchase 1,250,000 shares of common stock exercisable at $0.04 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at $42,250 in the aggregate. In addition to other provisions, the settlement agreements included mutual releases. The settlements resulted in the Company recognizing a gain of $393,590 during the year ended December 31, 2014.

On September 2, 2014, the Company recognized a gain of $287,809 resulting from the settlement of an obligation to the Institute for the Study of Aging. Additional information with respect to this settlement is provided at Note 4.

Effective January 29, 2015, the Company executed a settlement agreement with its former Vice President and Chief Financial Officer, as amended on February 4, 2015, that resulted in the settlement of potential claims for a total cash payment of $26,000 to be paid on or before June 30, 2015 (of which $6,000 was paid on execution and $1,500 was paid in March 2015), plus the issuance of a stock option to purchase 500,000 shares of common stock exercisable at $0.0512 (the closing market price on the date of grant) per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at $25,450. In addition to other provisions, the settlement agreement included mutual releases. The settlement resulted in the Company recognizing a gain of $92,550 on January 29, 2015. On June 29, 2015, the settlement agreement was further amended, resulting in a cash payment of $3,000, an extension of the $15,500 remaining balance due through December 31, 2015, subject to a further partial cash payment of $3,000, which was paid on September 28, 2015, plus the issuance of a stock option to purchase 50,000 shares of common stock exercisable at $0.018 per share (the closing market price on the date of grant) for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at $840. Accordingly, during the year ended December 31, 2015, the Company recorded a net gain of $91,710 with respect to the settlement, as amended, with its former Vice President and Chief Financial Officer. In December 2015, the remaining balance due of $12,500, plus accrued interest of $775, was paid as scheduled.

On April 8, 2015, the Company entered into a Settlement Agreement with one of its patent law firms to settle amounts due to such firm for services rendered and costs incurred with respect to foreign associates and outside vendors aggregating $194,736. Pursuant to the terms of the Settlement Agreement, the law firm received a cash payment of $15,000, non-qualified stock options to purchase 2,520,442 shares of common stock exercisable at $0.0476 per share for a period of five years, and a short-term unsecured note payable in the principal amount of $59,763. The stock options were valued pursuant to the Black-Scholes option-pricing model at $119,217, based on the closing price of the Company’s common stock on April 8, 2015 of $0.0476 per share. The note payable bears interest at 10% per annum, which accrues and is payable at maturity, and is due at the earlier of (i) the closing of a transaction for the sale of the Company’s capital stock that results in net proceeds to the Company of at least $2,000,000, or (ii) December 31, 2015. In addition to various other provisions, the Settlement Agreement provides that the Company will have the option to pay for one-half of invoices for future legal services (excluding costs with respect to foreign associates and outside vendors) in the form of stock options. The Settlement Agreement also includes a release of the lien previously filed by the law firm against certain of the Company’s patents and patent applications relating to its ampakine technology in the United States Patent and Trademark Office, as well as for mutual releases. The Company paid the note payable in December 2015 as scheduled.

During the year ended December 31, 2015, the Company executed agreements with four current professional service providers (including the Company’s patent law firm referred to above) that resulted in the partial settlement of amounts owed to them by the Company. Obligations in the amount of $916,827 were settled for $15,000 in cash, the issuance of a short-term note payable in the amount of $59,763 as described above, the issuance of 9,064,286 shares of common stock valued at $158,625 ($0.0175 per share), which was the then closing market price of the Company’s common stock, and the issuance of stock options to purchase 31,618,470 shares of common stock exercisable at the closing market price of the Company’s common stock on the date of issuance. Options for 2,520,442 shares were exercisable at $0.0476 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at an aggregate of $119,217 ($0.0473 per share). Options for 29,098,028 shares were exercisable at $0.0175 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at an aggregate of $488,847 ($0.0168 per share). The negotiated agreements resulted in the Company recognizing a gain of $75,375 during the year ended December 31, 2015.

The Company continues to explore ways to reduce its indebtedness, and might in the future enter additional settlements of potential claims, including, without limitation, those by other former executives or third party creditors.

6. Stockholders’ Deficiency

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2015 and 2014, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred Stock”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”); 205,000 shares were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating Preferred Stock”); and 1,700 shares were designated as Series G 1.5% Convertible Preferred Stock. Accordingly, as of December 31, 2015, 3,505,800 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

There were no shares of 9% Preferred Stock or Series A Junior Participating Preferred Stock outstanding as of December 31, 2015 or 2014.

Series B Preferred Stock outstanding as of December 31, 2015 and 2014 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred Stock is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, which is subject to adjustment under certain circumstances. As of December 31, 2015 and 2014, the shares of Series B Preferred Stock outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred Stock for $25,001, equivalent to $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

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

The Series G 1.5% Convertible Preferred Stock became convertible, beginning 60 days after the last share of Series G 1.5% Convertible Preferred Stock was issued in the Series G Private Placement, at the option of the holder, into common stock at the applicable conversion price, at a rate determined by dividing the Stated Value of the shares of Series G 1.5% Convertible Preferred Stock to be converted by the conversion price, subject to adjustments for stock dividends, splits, combinations and similar events as described in the form of Certificate of Designation. As the stated value of the Series G 1.5% Convertible Preferred Stock is $1,000 per share, and the fixed conversion price is $0.0033, each share of Series G 1.5% Convertible Preferred Stock is convertible into 303,030.3 shares of common stock. In addition, the Company has the right to require the holders of the Series G 1.5% Convertible Preferred Stock to convert such shares into common stock under certain enumerated circumstances as set forth in the Certificate of Designation.

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

If not earlier converted, the remaining outstanding shares of Series G 1.5% Convertible Preferred Stock will be automatically and mandatorily redeemed by conversion into shares of common stock on April 17, 2016, the two year anniversary of the date that the last shares of Series G 1.5% Convertible Preferred Stock were issued in the Series G Private Placement, at the Conversion Price of $0.0033 per share.

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

The Company recorded a dividend on the Series G 1.5% Convertible Preferred Stock of $6,867 and $10,926 for the years ended December 31, 2015 and 2014, respectively, which was paid through the issuance of an additional 6.9 shares and 10.9 shares, respectively, of Series G 1.5% Convertible Preferred Stock.

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

During the year ended December 31, 2014, placement warrants issued on April 17, 2014 in conjunction with the Series G Private Placement of the Series G 1.5% Convertible Preferred Stock were exercised on a cashless basis, resulting in the net issuance of 4,395,018 shares of common stock. The gross exercise price of the placement agent warrants that were exercised on a cashless basis was $18,689.

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

During the three months ended March 31, 2015, 25.323705 shares of Series G 1.5% Convertible Preferred Stock, including 0.323705 dividend shares, were converted into 7,673,850 shares of common stock on a cashless basis. During the three months ended June 30, 2015, an aggregate of 538.208190 shares of Series G 1.5% Convertible Preferred Stock, including 8.728190 dividend shares, were converted into 163,093,392 shares of common stock on a cashless basis. During the three months ended September 30, 2015, an aggregate of 57.506190 shares of Series G 1.5% Convertible Preferred Stock, including 1.206190 dividend shares, were converted into 17,426,119 shares of common stock on a cashless basis. Accordingly, during the year ended December 31, 2015, 621.038085 shares of Series G 1.5% Convertible Preferred Stock, including 10.258085 dividend shares, were converted into 188,193,359 shares of common stock on a cashless basis.

As of December 31, 2015, the remaining outstanding shares of Series G 1.5% Convertible Preferred Stock were convertible into 78,353,485 shares of the Company’s common stock, including 2,074,698 shares attributable to the 1.5% dividend on such shares of $6,847 accrued as of such date. As of December 31, 2014, the remaining outstanding shares of Series G 1.5% Convertible Preferred Stock were convertible into 264,465,728 shares of the Company’s common stock, including 3,102,094 shares attributable to the 1.5% dividend on such shares of $10,237 accrued as of such date.

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

On September 18, 2014, Dr. John Greer, Ph.D. was appointed to the position of Chairman of the Company’s Scientific Advisory Board. Dr. Greer is Professor of Physiology and Alberta Innovates - Health Solutions Senior Scientist with the Neuroscience and Mental Health Institute at the University of Alberta, holds two grants regarding research into neuromuscular control of breathing, and is the inventor on the method of treatment patents licensed by the Company with respect to ampakines. In connection with the appointment of Dr. Greer as Chairman of the Company’s Scientific Advisory Board on September 18, 2014, the Board of Directors awarded 2,000,000 shares of common stock of the Company to Dr. Greer (through his wholly-owned consulting company, Progress Scientific, Inc.), vesting 25% upon appointment, 25% on September 30, 2014, 25% on December 31, 2014, and 25% on March 31, 2015. The stock award was valued at $0.066 per share, which was the closing price of the Company’s common stock on September 18, 2014. This stock award was made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. During the period September 18, 2014 through December 31, 2014, the Company recorded charges to operations of $99,000 with respect to this stock award. During the year ended December 31, 2015, the Company recorded a final charge to operations of $33,000 with respect to this stock award.

Effective October 15, 2014, Richard Purcell was appointed as the Company’s Senior Vice President of Research and Development. In conjunction with his appointment, the Company agreed to issue to Mr. Purcell 2,000,000 shares of the Company’s common stock, with 25% of such stock grant vesting and issuable every three months after the date of his appointment (i.e., on January 15, 2015, April 15, 2015, July 15, 2015 and October 15, 2015), subject to Mr. Purcell’s continued relationship with the Company on each of the vesting dates. The stock grant was made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. Based on the Company’s closing stock price on October 15, 2014 of $0.078 per share, during the year ended December 31, 2015, the Company recorded a charge to operations of $156,000 with respect to this stock award.

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

The price per unit in each closing of the private placement was $0.02103 (the “Per Unit Price”). The Warrants are exercisable through September 30, 2020 and may be exercised at a price of $0.02103 for each share of Common Stock to be acquired upon exercise. The Purchasers consisted of non-affiliated investors, other than Dr. James S. J. Manuso, the current President and Chief Executive Officer of the Company, who invested $250,000 in the initial closing of the private placement. The Warrants do not contain any cashless exercise provision or reset rights.

No registration rights were granted to any Purchaser in this private placement with respect to (i) the shares of common stock issued as part of the units, (ii) the warrants, or (iii) the shares of common stock issuable upon exercise of the warrants.

Placement agent fees, brokerage commissions, and similar payments were made in the form of cash and warrants to qualified referral sources in connection with certain sales of the shares of common stock and warrants, while other sales, including the sale to James S. J. Manuso, did not result in any fees or commissions. Accordingly, the amount of such fees, on a percentage basis, varies in each closing. The fees paid to such referral sources for the initial closing in cash totaled $47,118, or 6.5% of the aggregate amount paid for the units sold. The fees paid in warrants for the initial closing to such referral sources (the warrants paid to qualified referral sources are referred to herein as the “Placement Agent Warrants”) consist of warrants for 2,240,517 shares of common stock, or that number of shares equal to 6.5% of the number of shares of common stock issued as part of the units, but not the shares underlying the warrants. In connection with the second closing, fees paid to referral sources in cash totaled $18,603, or 8.5% of the aggregate amount paid for the units sold, and 884,594 Placement Agent Warrants were issued, or warrants for that number of shares equal to 8.5% of the number of shares of common stock issued as part of the units, but not the shares underlying the Warrants. In connection with the third closing, fees paid to referral sources in cash totaled $25,500, or 10% of the aggregate amount paid for the units sold, and 1,212,553 Placement Agent Warrants were issued, or warrants for that number of shares equal to 10% of the number of shares of common stock issued as part of the units, but not the shares underlying the Warrants. Placement Agent Warrants are exercisable until September 30, 2020 at the Per Unit Price. The Placement Agent Warrants have a cashless exercise provision. One of the placement agents that received Placement Agent Warrants is Aurora. Both Arnold S. Lippa and Jeff E. Margolis, officers and directors of the Company, have indirect ownership interests in Aurora through interests held in its members, and Jeff E. Margolis is also an officer of Aurora. As a result, both Arnold S. Lippa and Jeff E. Margolis, or entities in which they have interests, will receive a portion of the Placement Agent Warrants awarded in this private placement.

In addition to the above described placement agent fees, brokerage commissions, and similar payments that were made in the form of cash and warrants to qualified referral sources, the Company also paid $10,164 in cash to other professionals for services related to the three closings.

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

See Note 5 for information with respect to the issuance of common stock in connection with the settlement of debt obligations.

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

Information with respect to the issuance and exercise of common stock purchase warrants with respect to placement agents in connection with the Series G Private Placement of the Series G 1.5% Convertible Preferred Stock is provided above at “Series G 1.5% Convertible Preferred Stock.” Information with respect to the issuance and exercise of common stock purchase warrants in connection with the 10% Convertible Note Payable and Warrant Purchase Agreement is provided at Note 3.

A summary of warrant activity for the year ended December 31, 2015 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2014	25,686,096	$0.01744
Issued	133,280,952	0.02253
Exercised	(2,223,439)	0.01816
Expired	-	-
Warrants outstanding at December 31, 2015	156,743,609	$0.02185	3.97

Warrants exercisable at December 31, 2014	25,686,096	$0.01744
Warrants exercisable at December 31, 2015	156,743,609	$0.02185	3.97

The exercise prices of common stock warrants outstanding and exercisable are as follows at December 31, 2015:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.00396	13,325,514	13,325,514	April 17, 2019
$0.02103	117,957,268	117,957,268	September 30, 2020
$0.03500	25,460,827	25,460,827	September 15, 2016
	156,743,609	156,743,609

Based on a fair market value of $0.0186 per share on December 31, 2015, the intrinsic value of exercisable in-the-money common stock warrants was $195,086 as of December 31, 2015.

A summary of warrant activity for the year ended December 31, 2014 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2013	4,000,000	$0.05600
Issued	30,405,414	0.01535
Exercised	(4,719,318)	0.00396
Expired	(4,000,000)	0.05600
Warrants outstanding at December 31, 2014	25,686,096	$0.01744	2.74

Warrants exercisable at December 31, 2013	4,000,000	$0.05600
Warrants exercisable at December 31, 2014	25,686,096	$0.01744	2.74

The exercise prices of common stock warrants outstanding and exercisable are as follows at December 31, 2014:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.00396	14,531,953	14,531,953	April 17, 2019
$0.03500	11,154,143	11,154,143	September 15, 2016
	25,686,096	25,686,096

Based on a fair market value of $0.0451 per share on December 31, 2014, the intrinsic value of exercisable in-the-money common stock warrants was $710,501 as of December 31, 2014.

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

On July 17, 2014, the Board of Directors of the Company awarded stock options to purchase a total of 15,000,000 shares of common stock of the Company, consisting of options for 5,000,000 shares to each of the Company’s then three executive officers, who were also all of the directors of the Company at that time. The stock options were awarded as compensation for those individuals through December 31, 2014. The stock options vested in three equal installments on July 17, 2014 (at issuance), September 30, 2014 and December 31, 2014, and expire on July 17, 2019. The exercise price of the stock options was established on the grant date at $0.05 per share, as compared to the closing market price of the Company’s common stock on such date of $0.044 per share, reflecting an exercise price premium of $0.006 per share or 13.6%. These awards were made under the Company’s 2014 Plan. During the period July 17, 2014 through December 31, 2014, the Company recorded charges to operations of $655,500 with respect to these stock options, reflecting the grant date fair value of the stock options calculated pursuant to the Black-Scholes option-pricing model.

On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan (the “2015 Plan”). The 2015 Plan provides for, among other things, the issuance of either or any combination of restricted shares of common stock and non-qualified stock options to purchase up to 150,000,000 shares of the Company’s common stock for periods up to ten years to management, members of the Board of Directors, consultants and advisors. The Company does not intend to present the 2015 Plan to stockholders for approval. On August 18, 2015, the Board of Directors increased the number of shares that may be issued under the 2015 Plan to 250,000,000 shares of the Company’s common stock.

On June 30, 2015, the Board of Directors of the Company awarded stock options to purchase a total of 55,000,000 shares of common stock, consisting of options for 15,000,000 shares to each of the Company’s then three executive officers, Dr. Arnold S. Lippa, Jeff E. Margolis and Robert N. Weingarten, and options for 2,000,000 shares to each of five other individuals who are members of management, the Company’s Scientific Advisory Board, or independent members of the Board of Directors. The stock options were awarded as partial compensation for those individuals through December 31, 2015. The stock options vested 50% on June 30, 2015 (at issuance), 25% on September 30, 2015 and 25% on December 31, 2015, and will expire on June 30, 2022. The exercise price of the stock options was established on the grant date at $0.025 per share, as compared to the closing market price of the Company’s common stock on such date of $0.0175 per share, reflecting an exercise price premium of $0.0075 per share or 42.9%. These awards were made under the Company’s 2015 Plan. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $946,000. During the year ended December 31, 2015, the Company recorded a charge to operations of $945,400 with respect to these stock options.

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. J. Manuso to be its new President and Chief Executive Officer. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded Dr. Manuso stock options to purchase a total of 85,081,300 shares of common stock, of which options for 80,000,000 shares were granted pursuant to the Company’s 2015 Plan and options for 5,081,300 shares were granted pursuant to the Company’s 2014 Plan. The stock options vested 50% on August 18, 2015 (at issuance), and will vest 25% on February 18, 2016 and 25% on August 18, 2016, and will expire on August 18, 2025. The exercise price of the stock options was established on the grant date at $0.0197 per share, which is equal to the simple average of the most recent four full trading weeks, weekly Volume Weighted Average Prices (“VWAPs”) of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $0.0216 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $1,786,707. During the year ended December 31, 2015, the Company recorded a charge to operations of $1,223,772, with respect to these stock options. See Note 9 for additional information with respect to other provisions of the employment agreement.

On August 18, 2015, the Company also entered into employment agreements with Dr. Arnold S. Lippa, its new Chief Scientific Officer, Robert N. Weingarten, its Vice President and Chief Financial Officer, and Jeff E. Margolis, its Vice President, Treasurer and Secretary. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded to each of those officers stock options to purchase a total of 10,000,000 shares of common stock pursuant to the Company’s 2015 Plan. The stock options vested 25% on December 31, 2015, and will vest 25% on March 31, 2016, 25% on June 30, 2016 and 25% on September 30, 2016, and will expire on August 18, 2022. The exercise price of the stock options was established on the grant date at $0.0197 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $0.0216 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $609,000. During the year ended December 31, 2015, the Company recorded a charge to operations of $201,510, with respect to these stock options. See Note 9 for additional information with respect to other provisions of the employment agreements.

Additionally, on August 18, 2015, the Board of Directors of the Company awarded stock options for 3,000,000 shares of common stock to each of seven other individuals who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan, representing stock options for a total of 21,000,000 shares of common stock. The stock options vested 25% on December 31, 2015, and will vest 25% on March 31, 2016, 25% on June 30, 2016 and 25% on September 30, 2016, and will expire on August 18, 2020 as to stock options for 9,000,000 shares of common stock and August 18, 2022 as to stock options for 12,000,000 shares of common stock. The exercise price of the stock options was established on the grant date at $0.0197 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $0.0216 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $430,800. During the year ended December 31, 2015, the Company recorded a charge to operations of $133,907, with respect to these stock options.

On December 11, 2015, the Company entered into a consulting agreement for investor relations services, which provided for the payment of a fee for such services through the granting of non-qualified stock options to purchase a total of 2,857,143 shares of common stock pursuant to the Company’s 2015 Plan. The stock options will vest in equal installments on the last day of each month during the term of the consulting agreement, ranging from December 11, 2015 through March 31, 2016, and will expire on December 11, 2020. The exercise price of the stock options was established on the grant date at $0.021 per share, which was the closing market price of the Company’s common stock on the date of grant. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $58,286. During the year ended December 31, 2015, the Company recorded a charge to operations of $12,857, with respect to these stock options.

See Note 5 for information with respect to the issuance of common stock options in connection with the settlement of debt obligations.

Information with respect to common stock awards issued to officers and directors as compensation is provided above under “Common Stock.”

A summary of stock option activity for the year ended December 31, 2015 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2014	25,716,668	$0.0503
Granted	226,106,913	0.0211
Expired	-	-
Forfeited	-	-
Options outstanding at December 31, 2015	251,823,581	$0.0241	7.03

Options exercisable at December 31, 2014	25,716,668	$0.0503
Options exercisable at December 31, 2015	168,890,074	$0.0262	6.57

Total deferred compensation expense for the outstanding value of 82,933,507 unvested stock options was approximately $1,280,000 at December 31, 2015, which is being recognized subsequent to December 31, 2015 over a weighted-average period of approximately 8.2 months.

The exercise prices of common stock options outstanding and exercisable were as follows at December 31, 2015:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.0175	29,148,028	29,148,028	June 30, 2020
$0.0197	9,000,000	2,250,000	August 18, 2020
$0.0197	42,000,000	10,500,000	August 18, 2022
$0.0197	85,081,300	42,540,650	August 18, 2025
$0.0210	2,857,143	714,286	December 11, 2020
$0.0250	55,000,000	55,000,000	June 30, 2022
$0.0400	2,400,000	2,400,000	March 13, 2019
$0.0400	1,250,000	1,250,000	April 14, 2019
$0.0430	1,100,000	1,100,000	March 14, 2024
$0.0476	2,520,442	2,520,442	April 8, 2020
$0.0490	800,000	800,000	February 28, 2024
$0.0500	15,000,000	15,000,000	July 17, 2019
$0.0512	500,000	500,000	January 29, 2020
$0.0600	3,083,334	3,083,334	July 17, 2022
$0.0600	2,083,334	2,083,334	August 10, 2022
	251,823,581	168,890,074

Based on a fair market value of $0.0186 per share on December 31, 2015, the intrinsic value of exercisable in-the-money common stock options was $32,063 as of December 31, 2015.

A summary of stock option activity for the year ended December 31, 2014 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2013	5,166,668	$0.0600
Granted	20,550,000	0.0480
Expired	-	-
Forfeited	-	-
Options outstanding at December 31, 2014	25,716,668	$0.0500	5.45

Options exercisable at December 31, 2013	5,166,668	$0.0600
Options exercisable at December 31, 2014	25,716,668	$0.0500	5.45

The exercise prices of common stock options outstanding and exercisable were as follows at December 31, 2014:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.0400	2,400,000	2,400,000	March 13, 2019
$0.0400	1,250,000	1,250,000	April 14, 2019
$0.0430	1,100,000	1,100,000	March 14, 2024
$0.0490	800,000	800,000	February 28, 2024
$0.0500	15,000,000	15,000,000	July 17, 2019
$0.0600	3,083,334	3,083,334	July 17, 2022
$0.0060	2,083,334	2,083,334	August 10, 2022
	25,716,668	25,716,668

Based on a fair market value of $0.0451 per share on December 31, 2014, the intrinsic value of exercisable in-the-money common stock options was $20,925 as of December 31, 2014.

For the years ended December 31, 2015 and 2014, stock-based compensation costs included in the consolidated statements of operations consisted of general and administrative expenses of $2,342,895 and $3,131,500, respectively, and research and development expenses of $363,551 and $99,000, respectively.

Pier Contingent Stock Consideration

In connection with the merger transaction with Pier effective August 10, 2012, the Company issued 58,417,893 newly issued shares of its common stock with an aggregate fair value of $3,271,402 ($0.056 per share), based upon the closing price of the Company’s common stock on August 10, 2012. The shares of common stock were issued to stockholders, convertible note holders, warrant holders, option holders, and certain employees and vendors of Pier in satisfaction of their interests and claims. The common stock issued by the Company represented approximately 41% of the 144,041,556 common shares outstanding immediately following the closing of the transaction.

Pursuant to the terms of the transaction, the Company agreed to issue additional contingent consideration, consisting of up to 18,314,077 shares of common stock, to Pier’s former security holders and certain other creditors and service providers (the “Pier Stock Recipients”) that received the Company’s common stock as part of the Pier transaction if certain of the Company’s stock options and warrants outstanding immediately prior to the closing of the merger were subsequently exercised. In the event that such contingent shares were issued, the ownership percentage of the Pier Stock Recipients, following their receipt of such additional shares, could not exceed their ownership percentage as of the initial transaction date.

The stock options and warrants outstanding at June 30, 2012 were all out-of-the-money on August 10, 2012. During late July and early August 2012, the Company issued options to officers and directors at that time to purchase a total of 7,361,668 shares of common stock exercisable for ten years at $0.06 per share. By October 1, 2012, these options, as well as the options and warrants outstanding at June 30, 2012, were also out-of-the-money and continued to be out-of-the-money through December 31, 2015.

There were no stock options or warrants exercised subsequent to August 10, 2012 that triggered additional contingent consideration, and the only remaining stock options outstanding that could still trigger the additional contingent consideration generally remained out-of-the-money through December 31, 2015. As of December 31, 2015, 2,111,445 contingent shares of common stock remained issuable under the Pier merger agreement due to expirations and forfeitures of stock options and warrants occurring since August 10, 2012.

The Company concluded that the issuance of any of the contingent shares to the Pier Stock Recipients was remote, as a result of the large spread between the exercise prices of these stock options and warrants as compared to the common stock trading range, the subsequent expiration or forfeiture of most of the options and warrants, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants have generally remained out-of-the-money (and increasingly so) through December 31, 2015. Accordingly, the Company considered the fair value of the contingent consideration to be immaterial and therefore did not ascribe any value to such contingent consideration. If any such shares are ultimately issued to the former Pier stockholders, the Company will recognize the fair value of such shares as a charge to operations at that time.

Reserved and Unreserved Shares of Common Stock

At December 31, 2015, the Company had 1,400,000,000 shares of common stock authorized and 489,846,883 shares of common stock issued and outstanding. Furthermore, as of December 31, 2015, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred Stock; 156,743,609 shares for issuance upon exercise of warrants; 251,823,581 shares for issuance upon exercise of outstanding stock options; 20,551,702 shares to cover equity grants available for future issuance pursuant to the 2014 Plan; 23,507,142 shares to cover equity grants available for future issuance pursuant to the 2015 Plan; 78,353,485 shares for issuance upon conversion of the Series G 1.5% Convertible Preferred Stock; 18,311,079 shares for issuance upon conversion of the 10% Convertible Notes; and 2,111,445 shares issuable as contingent shares pursuant to the Pier merger. Accordingly, as of December 31, 2015, the Company had an aggregate of 551,405,722 shares of common stock reserved for issuance and 358,747,395 shares of common stock unreserved and available for future issuance. The Company expects to satisfy its future common stock commitments through the issuance of authorized but unissued shares of common stock.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2015 and 2014 are summarized below.

	December 31,
	2015	2014
Capitalized research and development costs	$150,000	$150,000
Research and development credits	3,239,000	3,239,000
Stock-based compensation	1,496,000	468,000
Stock options issued in connection with the payment of debt	276,000	-
Net operating loss carryforwards	36,663,000	35,977,000
Accrued compensation	290,000	59,000
Accrued interest due to related party	70,000	109,000
Other, net	13,000	32,000
Total deferred tax assets	42,197,000	40,034,000
Valuation allowance	(42,197,000)	(40,034,000)
Net deferred tax assets	$-	$-

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2015 and 2014, management was unable to determine that it was more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2015 and 2014 due to the losses incurred during such periods. The Company’s effective tax rate is different from the federal statutory rate of 35% due primarily to net losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015	2014

U. S. federal statutory tax rate	(35.0)%	(35.0)%
Stock-based compensation	-%	27.5%
Change in valuation allowance	31.1%	7.6%
Amortization of warrant discounts	4.0%	-%
Fair value of stock options issued in payment of debt	-%	0.5%
Other	(0.1)%	(0.6)%
Effective tax rate	0.0%	0.0%

As of December 31, 2015, the Company had federal and state tax net operating loss carryforwards of approximately $88,965,000 and $94,668,000, respectively. The state tax net operating loss carryforward consists of $92,084,000 for California purposes and $2,584,000 for New Jersey purposes. The difference between the federal and state tax loss carryforwards was primarily attributable to the capitalization of research and development expenses for California franchise tax purposes. The federal and state net operating loss carryforwards will expire at various dates from 2016 through 2035. The Company also had federal and California research and development tax credit carryforwards that totaled approximately $2,093,000 and $1,146,000, respectively, at December 31, 2015. The federal research and development tax credit carryforwards will expire at various dates from 2016 through 2032. The California research and development tax credit carryforward does not expire and will carryforward indefinitely until utilized.

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

On March 31, 2013, the Company accrued $85,000 as reimbursement for legal fees incurred by Aurora Capital LLC in conjunction with the removal of the Company’s prior Board of Directors on March 22, 2013, which amount has been included in accounts payable and accrued expenses at December 31, 2015 and 2014.

On June 30, 2015, the Board of Directors of the Company awarded cash bonuses totaling $215,000, including an aggregate of $195,000 to certain of the Company’s executive officers and an aggregate of $20,000 to the independent members of the Company’s Board of Directors. The cash bonuses awarded to executive officers were as follows: Dr. Arnold S. Lippa - $75,000; Jeff E. Margolis - $60,000; and Robert N. Weingarten - $60,000. The cash bonuses awarded to the two independent members of the Company’s Board of Directors were as follows: James E. Sapirstein - $10,000; and Kathryn MacFarlane - $10,000. The cash bonuses totaling $215,000 were awarded as partial compensation for services rendered by such persons from January 1, 2015 through June 30, 2015, and are included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2015, and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2015.

On June 30, 2015, the Board of Directors also established cash compensation arrangements for certain of the Company’s executive officers at the following monthly rates: Dr. Arnold S. Lippa - $12,500; Jeff E. Margolis - $10,000; and Robert N. Weingarten - $10,000. In addition, the Company established quarterly cash board fees for the two independent members of the Company’s Board of Directors as follows: James E. Sapirstein - $5,000; and Kathryn MacFarlane - $5,000. This compensation was payable in arrears and commenced on July 1, 2015 and was scheduled to continue through December 31, 2015. On August 18, 2015, the cash compensation arrangements for these executive officers were further revised as described below.

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

During the years ended December 31, 2015 and 2014, the Company charged $23,595 and $33,280, respectively, to operations for consulting services rendered by an entity controlled by family members of Dr. Arnold S. Lippa.

See Notes 3 and 6 for a description of other transactions between the Company and Aurora Capital LLC.

See Notes 3 and 6 for a description of transactions with Samyang, a significant stockholder of and lender to the Company.

9. Commitments and Contingencies

Pending or Threatened Legal Actions and Claims

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s consolidated financial statements at December 31, 2015 and 2014 with respect to such matters, including, specifically, the matters noted below. The Company intends to vigorously defend itself in the event that either of the matters described below results in the filing of a lawsuit.

By letter dated November 11, 2014, a former director of the Company, who joined the Company’s Board of Directors on August 10, 2012 in conjunction with the Pier transaction and who resigned from the Company’s Board of Directors on September 28, 2012, asserted a claim for unpaid consulting compensation of $24,000.

By letter dated February 5, 2016, the Company received a demand from a law firm representing a professional services vendor of the Company alleging that approximately $146,000 is due and owing for unpaid services rendered.

Significant agreements and contracts are summarized as follows:

Employment and Consulting Agreements

Richard Purcell was appointed as the Company’s Senior Vice President of Research and Development effective October 15, 2014. Mr. Purcell provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc., through which the Company has contracted for his services, for a monthly cash fee of $12,500. Additional information with respect to shares of common stock issued to Mr. Purcell is provided at Note 6. Cash compensation expense pursuant to this agreement totaled $150,000 and $25,000 for the years ended December 31, 2015 and 2014, respectively, and is included research and development expenses in the Company’s consolidated statements of operations for such years.

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. J. Manuso to be its new President and Chief Executive Officer. Pursuant to the agreement, which is for an initial term of three years, Dr. Manuso is to receive an initial annual base salary of $375,000, subject to certain conditions, which will increase to $450,000 annually upon the first anniversary of his contract, again subject to certain conditions being met. Dr. Manuso will also be eligible to receive bonuses ranging from $100,000 to $300,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Dr. Manuso was granted stock options to acquire 85,081,300 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans in the discretion of the Board of Directors. Dr. Manuso had also agreed to purchase newly issued securities of the Company in an amount of $250,000, which was accomplished by Dr. Manuso’s participation in the first closing of the unit offering of common stock and warrants on August 28, 2015, as described at Note 6. Dr. Manuso will also receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $16,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. He will also be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Manuso is provided at Note 6. The payment obligation associated with the first year base salary is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time, scheduled payments are to commence. Cash compensation accrued pursuant to this agreement totaled $146,060 for the period August 18, 2015 through December 31, 2015 and is included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2015, and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2015. Dr. Manuso was also appointed to the Company’s Board of Directors and elected as Vice Chairman of the Board of Directors. Dr. Manuso will not receive any additional compensation for serving as Vice Chairman and on the Board of Directors.

On August 18, 2015, concurrently with the hiring of Dr. James S. J. Manuso as its new President and Chief Executive Officer, the Company accepted the resignation of Dr. Arnold S. Lippa, as President and Chief Executive Officer. Dr. Lippa will continue to serve as the Company’s Executive Chairman and a member of the Board of Directors. Also on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term of three years, Dr. Lippa is to receive an initial annual base salary of $300,000, subject to certain conditions, which will increase to $375,000 annually upon the first anniversary of his contract, again subject to certain conditions being met. Dr. Lippa will also be eligible to receive bonuses ranging from $75,000 to $150,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 10,000,000 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa will also receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $12,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. He will also be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Lippa is provided at Note 6. The payment obligation associated with the first year base salary is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time, scheduled payments are to commence. Cash compensation accrued pursuant to this agreement totaled $118,439 for the period August 18, 2015 through December 31, 2015 and is included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2015, and in research and development expenses in the Company’s consolidated statement of operations for the year ended December 31, 2015. Cash compensation accrued to Dr. Lippa under a prior superseded arrangement, while still serving as the Company’s President and Chief Executive Officer, totaled $19,758 for the period July 1, 2015 through August 17, 2015 and is included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2015, and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2015. Dr. Lippa will not receive any additional compensation for serving as Executive Chairman and on the Board of Directors.

On August 18, 2015, the Company also entered into employment agreements with Jeff E. Margolis, in his continuing role as Vice President, Secretary and Treasurer, and Robert N. Weingarten, in his continuing role as Vice President and Chief Financial Officer. Pursuant to the agreements, which are for initial terms of one year, Mr. Margolis and Mr. Weingarten are each to receive an initial annual base salary of $195,000, subject to certain conditions, and each will also be eligible to receive bonuses ranging from $65,000 to $125,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Mr. Margolis and Mr. Weingarten each were granted stock options to acquire 10,000,000 shares of common stock of the Company and both are eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Margolis and Mr. Weingarten will also each receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $9,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. Both will also be reimbursed for business expenses. Additional information with respect to the stock options granted to Mr. Margolis and Mr. Weingarten is provided at Note 6. The payment obligations associated with both of their first year base salaries is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time, scheduled payments are to commence. Cash compensation accrued pursuant to these agreements totaled $159,540 ($79,770 each) for the period August 18, 2015 through December 31, 2015 and is included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2015, and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2015. Cash compensation accrued to Mr. Margolis and Mr. Weingarten under prior superseded arrangements totaled $31,612 ($15,806 each) for the period July 1, 2015 through August 17, 2015 and is also included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2015, and in general and administrative expenses in the Company’s consolidated statement of operations for the year ended December 31, 2015. Mr. Margolis and Mr. Weingarten also continue to serve as Directors of the Company, but will not receive any additional compensation for serving on the Board of Directors.

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

On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its consolidated financial statements at December 31, 2015 and 2014.

University of Alberta License Agreement

On May 8, 2007, the Company entered into a license agreement, as amended, with the University of Alberta granting the Company exclusive rights to practice patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. The Company agreed to pay the University of Alberta a licensing fee and a patent issuance fee, which were paid, and prospective payments consisting of a royalty on net sales, sublicense fee payments, maintenance payments and milestone payments. The prospective maintenance payments commence on the enrollment of the first patient into the first Phase 2B clinical trial and increase upon the successful completion of the Phase 2B clinical trial. As the Company does not at this time anticipate scheduling a Phase 2B clinical trial in the near term, no maintenance payments to the University of Alberta are currently due and payable, nor are any maintenance payments expected to be due in the near future in connection with the license agreement.

Transactions with Biovail Laboratories International SRL

In March 2010, the Company entered into an asset purchase agreement with Biovail Laboratories International SRL (“Biovail”). Pursuant to the asset purchase agreement, Biovail acquired the Company’s interests in CX717, CX1763, CX1942 and the injectable dosage form of CX1739, as well as certain of its other ampakine compounds and related intellectual property for use in the field of respiratory depression or vaso-occlusive crises associated with sickle cell disease. The agreement provided the Company with the right to receive milestone payments in an aggregate amount of up to $15,000,000 plus the reimbursement of certain related expenses, conditioned upon the occurrence of particular events relating to the clinical development of certain assets that Biovail acquired. None of these events occurred.

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

In September 2010, Biovail’s parent corporation, Biovail Corporation, combined with Valeant Pharmaceuticals International in a merger transaction and the combined company was renamed “Valeant Pharmaceuticals International, Inc.” (“Valeant”). Following the merger, Valeant and Biovail conducted a strategic and financial review of their product pipeline and, as a result, in November 2010, Biovail announced its intent to exit from the respiratory depression project acquired from the Company in March 2010.

Following that announcement, the Company entered into discussions with Biovail regarding the future of the respiratory depression project. In March 2011, the Company entered into a new agreement with Biovail to reacquire the ampakine compounds, patents and rights that Biovail acquired from the Company in March 2010. The new agreement provided for potential future payments of up to $15,150,000 by the Company based upon the achievement of certain developments, including New Drug Application submissions and approval milestones. Biovail is also eligible to receive additional payments of up to $15,000,000 from the Company based upon the Company’s net sales of an intravenous dosage form of the compounds for respiratory depression.

At any time following the completion of Phase 1 clinical studies and prior to the end of Phase 2a clinical studies, Biovail retains an option to co-develop and co-market intravenous dosage forms of an ampakine compound as a treatment for respiratory depression and vaso-occlusive crises associated with sickle cell disease. In such an event, the Company would be reimbursed for certain development expenses to date and Biovail would share in all such future development costs with the Company. If Biovail makes the co-marketing election, the Company would owe no further milestone payments to Biovail and the Company would be eligible to receive a royalty on net sales of the compound by Biovail or its affiliates and licensees.

University of Illinois 2014 Exclusive License Agreement

On June 27, 2014, the Company entered into an Exclusive License Agreement (the “2014 License Agreement”) with the University of Illinois, the material terms of which were similar to a License Agreement between the parties that had been previously terminated on March 21, 2013. The 2014 License Agreement became effective on September 18, 2014, upon the completion of certain conditions set forth in the 2014 License Agreement, including: (i) the payment by the Company of a $25,000 licensing fee, (ii) the payment by the Company of outstanding patent costs aggregating $15,840, and (iii) the assignment to the University of Illinois of rights the Company held in certain patent applications, all of which conditions were fulfilled.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The 2015 minimum annual royalty of $100,000 was paid as scheduled in December 2015. In the year after the first application for market approval is submitted to the FDA and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000. The Company recorded a charge to operations of $100,000 with respect to its 2015 minimum annual royalty obligation, which is included in research and development expenses in the Company’s consolidated statement of operations for the year ended December 31, 2015.

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

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompé Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (currently approximately US$110,000), consisting of approximately CAD$85,000 (currently approximately US$64,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (currently approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (currently approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (currently approximately US$15,000). All but US$64,000 of the total consideration has already been incurred and paid for directly or in-kind. The conversion to US dollars above utilizes an exchange rate of US$0.7548 for every CAD$1.00.

The University of Alberta will receive matching funds through a grant from the Canadian Institutes of Health Research in support of the research. The Company will retain the rights to research results and any patentable intellectual property generated by the research. Dr. John Greer, Ph.D., Chairman of the Company’s Scientific Advisory Board and faculty member of the Department of Physiology, Perinatal Research Centre and Women & Children’s Health Research Institute, and Alberta Innovates - Health Sciences Senior Scientist with the Neuroscience and Mental Health Institute at the University of Alberta, will collaborate on this research. The studies are expected to be completed in 2016.

National Institute of Drug Abuse Agreement

On January 19, 2016, the Company announced that that it has reached an agreement with the Medications Development Program of the National Institute of Drug Abuse (“NIDA”) to conduct research on the Company’s ampakine compounds CX717 and CX1739. The agreement was entered into as of October 19, 2015, and on January 14, 2016, the Company and NIDA approved the proposed protocols, allowing research activities to commence. NIDA will evaluate the compounds using pharmacologic, pharmacokinetic and toxicologic protocols to determine the potential effectiveness of the ampakines for the treatment of drug abuse and addiction. Initial studies will focus on cocaine and methamphetamine addiction and abuse, and will be contracted to outside testing facilities and/or government laboratories, with all costs to be paid by NIDA. The Company will provide NIDA with supplies of CX717 and CX1739 and will work with the NIDA staff to refine the protocols and dosing parameters. The Company will retain all intellectual property, as well as proprietary and commercialization rights to these compounds.

Duke University Clinical Trial Agreement

On January 27, 2015, the Company entered into a Clinical Study and Research Agreement (the “Agreement”) with Duke University to develop and conduct a protocol for a program of clinical study and research at a total cost of $50,579, which was completed in March 2015. On October 30, 2015, the Agreement was amended to provide for additional services with respect to the Company’s Phase 2A clinical trial of CX1739 at a cost of $558,268, which services are expected to be provided in 2016 (see Note 1).

Sharp Clinical Services, Inc. Agreement

On August 31, 2015, the Company entered into an agreement with Sharp Clinical Services, Inc. to provide packaging, labeling, distribution and analytical services for the Company with respect to CX1739 at a budgeted cost of $109,833, of which $45,041 of such services is expected to be provided in 2016.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, aggregating $3,641,259.

		Payments Due By Year
	Total	2016	2017	2018	2019	2020

Research and development contracts	$157,041	$157,041	$-	$-	$-	$-
Clinical trial agreements	558,268	558,268	-	-	-	-
License agreements	500,000	100,000	100,000	100,000	100,000	100,000
Employment and consulting agreements*	2,425,950	1,106,100	754,200	565,650	-	-
Total	$3,641,259	$1,921,409	$854,200	$665,650	$100,000	$100,000

*The payment of such amounts is subject to the Company reaching certain financing milestones, as described above.

10. Subsequent Events

Common Stock and Warrant Financing

On January 6, 2016, the Company entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with an investor, pursuant to which, in a closing on January 8, 2016, the Company sold units for aggregate cash consideration of $100,000, with each unit consisting of (i) one share of common stock, representing an aggregate of 4,508,567 shares of common stock, and (ii) one warrant to purchase two additional shares of common stock, representing an aggregate of 9,017,133 warrants. This financing represented the initial closing of a private placement of up to $2,500,000 (the “Private Placement”).

The price per unit in the initial closing of the Private Placement was $0.02218. The warrants are exercisable at $0.0244, for each share of common stock to be acquired, and expire on February 28, 2021. The warrants have a cashless exercise provision and contain certain “blocker” provisions limiting the percentage of shares of the Company’s common stock that the purchaser can beneficially own upon conversion to not more than 4.99% of the issued and outstanding shares immediately after giving effect to the warrant exercise. The purchaser was an accredited, non-affiliated investor.

In addition, from January 29, 2016 through March 3, 2016, the Company received subscriptions totaling $94,635 for the purchase of units, representing an aggregate of 4,266,683 shares of common stock and warrants to purchase an additional 8,533,366 shares of common stock. The purchasers were accredited, non-affiliated investors.

In the case of an acquisition, as defined in the Purchase Agreement, in which the Company is not the surviving entity, the holder of the warrant would receive from any surviving entity or successor to the Company, in exchange for the warrant, a new warrant from the surviving entity or successor to the Company, substantially in the form of the existing warrant and with an exercise price adjusted to reflect the nearest equivalent exercise price of common stock (or other applicable equity interest) of the surviving entity that would reflect the economic value of the warrant, but in the surviving entity.

No registration rights were granted to the purchaser in the Private Placement with respect to (i) the shares of common stock issued as part of the units, (ii) the warrants, or (ii) the shares of common stock issuable upon exercise of the warrants.

No placement agent fees, brokerage commissions, finder’s fees or similar payments were made in the form of cash and warrants to qualified referral sources in connection with the sale of the shares of common stock and warrants.

Short-Term Loans from Related Parties

On January 29, 2016, the Company issued a demand promissory note in the principal amount of $52,600 to the Company’s Executive Chairman and Chief Scientific Officer, Dr. Arnold S. Lippa, Ph.D., who is a director and significant stockholder of the Company, in exchange for $52,600 that was loaned by Dr. Lippa to the Company on January 28, 2016. The proceeds of the loan were used to pay a vendor of the Company.

On February 2, 2016, the Company’s President and Chief Executive Officer, Dr. James Manuso, agreed to loan the Company an additional $52,600 at a future date for working capital and other general corporate purposes, in exchange for a demand promissory note in the same amount. Dr. Manuso made his loan to the Company on February 4, 2016.

Each note shall be payable on demand and bear interest at a rate equal to 10% per annum, with any accrued but unpaid interest added to principal at the end of each year that the balance is outstanding. Each note grants a security interest in the assets of the Company, subject to certain conditions as set forth therein. The Company intends to repay the loans within six months from the proceeds of a separate financing transaction.

Under the notes, the terms of which have been reviewed and approved by the Company’s independent directors, each lender is to receive three-year warrants covering an aggregate number of shares of the Company’s common stock equal to the principal amount of the loan funded by the applicable lender divided by the closing price of the Company’s common stock on the date the loan was made. As such, in connection with Dr. Lippa’s note, Dr. Lippa received a warrant to purchase 3,350,319 shares of the Company’s common stock at an exercise price of $0.0157 per share. Based on the date of Dr. Manuso’s loan of February 4, 2016, Dr. Manuso received a warrant to purchase 2,630,000 shares of the Company’s common stock at an exercise price of $0.02 per share.

The Company performed an evaluation of subsequent events through the date of filing of these financial statements with the SEC. Other than the above, there were no material subsequent events which affected the amounts or disclosures in the consolidated financial statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPIRERX PHARMACEUTICALS INC.

Date: March 29, 2016	By:	/s/ James S.J. Manuso
James S.J. Manuso
President and Chief Executive Officer

We, the undersigned directors and officers of RespireRx Pharmaceuticals Inc., do hereby constitute and appoint each of James S.J. Manuso, Arnold S. Lippa, Ph.D., Jeff E. Margolis and Robert N. Weingarten as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James S. J. Manuso	President, Chief Executive Officer,	March 29, 2016
James S. J. Manuso	Director and Vice Chairman of the Board

/s/ Arnold S. Lippa, Ph.D.	Chief Scientific Officer, Director and	March 29, 2016
Arnold S. Lippa, Ph.D.	Executive Chairman of the Board

/s/ Robert N. Weingarten	Vice President, Chief Financial Officer	March 29, 2016
Robert N. Weingarten	(Principal Financial and Accounting Officer) and Director

/s/ Jeff E. Margolis	Vice President, Treasurer, Secretary and	March 29, 2016
Jeff E. Margolis	Director

/s/ James E. Sapirstein	Director	March 29, 2016
James E. Sapirstein

/s/ Kathryn MacFarlane	Director	March 29, 2016
Kathryn MacFarlane

RespireRx Pharmaceuticals Inc.

Annual Report on Form 10-K

Year Ended December 31, 2015

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of August 10, 2012, by and among Cortex Pharmaceuticals, Inc., Pier Acquisition Corp. and Pier Pharmaceuticals, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 16, 2012.

3.1	Second Restated Certificate of Incorporation dated May 19, 2010, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed May 24, 2010.

3.2	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-KSB filed October 15, 1996.

3.3	Certificate of Designation, Preferences, Rights and Limitations of Series G 1.5% Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014.

3.4	Certificate of Amendment of the Certificate of Incorporation of Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 18, 2014.

3.5	Certificate of Amendment of By-Laws of the Company, incorporated by reference to the same numbered Exhibit to the Company’s Report on Form 8-K filed November 15, 2007.

3.6	Second Certificate of Amendment of Certificate of Incorporation of Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 17, 2015.

4.1	Placement Agency Agreement, dated August 24, 2007, by and between Cortex Pharmaceuticals, Inc. and JMP Securities LLC and Rodman and Renshaw, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed August 27, 2007.

4.2	Placement Agency Agreement, dated April 13, 2009, by and between the Company and Rodman & Renshaw, LLC, Form of Securities Purchase Agreement and Form of Common Stock Purchase Warrant issued by the Company, incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Current Report on Form 8-K filed April 17, 2009.

10.1	License Agreement dated March 27, 1991 between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.2	License Agreement dated June 25, 1993, as amended, between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.3	Amendment to the Exclusive License Agreement between the Company and The Regents of the University of California, dated as of June 1, 2007, incorporated by reference to Exhibit 10.102 to the Company’s Current Report on Form 8-K filed June 7, 2007.

10.4	Amendment to the License Agreement between the Company and The Regents of the University of California, dated as of August 24, 2010, incorporated by reference to Exhibit 10.120 to the Company’s Report on Form 8-K filed August 30, 2010.

10.5	Fifth Amendment to the License Agreement between the Company and The Regents of the University of California, dated as of March 15, 2011, incorporated by reference to Exhibit 10.121 to the Company’s Current Report on Form 8-K filed March 21, 2011.

10.6	Cortex Pharmaceuticals, Inc. 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.94 to the Company’s Report on Form 8-K filed May 11, 2006.*

10.7	Form of Notice of Grant of Stock Options and Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.96 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*

10.8	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s 2006 Stock Plan, incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006.*

10.9	Amendment No. 1 to the Company’s 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.101 to the Company’s Current Report on Form 8-K filed May 15, 2007.*

10.10	Patent License Agreement between the Company and the University of Alberta, dated as of May 9, 2007, incorporated by reference to Exhibit 10.105 to the Company’s Annual Report on Form 10-K filed March 17, 2008. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.11	Securities Purchase Agreement, dated July 29, 2009, by and between the Company and the Investor, including a form of Registration Rights Agreement attached as Exhibit B thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to Exhibit 10.114 to the Company’s Current Report on Form 8-K filed July 30, 2009.

10.12	Amendment No. 2 to the Company’s 2006 Stock Incentive Plan, effective as of June 5, 2009, incorporated by reference Exhibit 10.115 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009.*

10.13	Amendment No. 3 to the Company’s 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.118 to the Company’s Current Report on Form 8-K filed May 24, 2010.*

10.14	Asset Purchase Agreement dated March 15, 2011 by and between the Company and Biovail Laboratories SRL, incorporated by reference to Exhibit 10.122 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2011. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.15	Patent Assignment and Option and Amended and Restated Agreement dated June 10, 2011 between the Company and Les Laboratoires Servier, incorporated by reference to Exhibit 10.125 to the Company’s Quarterly Report on Form 10-Q filed August 18, 2011. (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

10.16	Securities Purchase Agreement, dated January 15, 2010, by and between the Company and Samyang Optics Co. Ltd., including a form of Promissory Note attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit B thereto, incorporated by reference to Exhibit 10.116 to the Company’s Current Report on Form 8-K filed January 21, 2010.

10.17	Securities Purchase Agreement, dated October 20, 2011, by and between the Company and Samyang Value Partners Co., Ltd., including a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to Exhibit 10.127 to the Company’s Annual Report on Form 10-K filed March 30, 2012.

10.18	Lease Agreement, dated May 17, 2012, for the Company’s facilities in Irvine, California, incorporated by reference to Exhibit 10.128 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2012.

10.19	Securities Purchase Agreement, dated June 25, 2012, by and between the Company and Samyang Optics Co. Ltd., including a form of Promissory Note attached as Exhibit A thereto, a form of Common Stock Purchase Warrant attached as Exhibit B thereto, and a form of Security Agreement attached as Exhibit C thereto, incorporated by reference to Exhibit 10.129 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2012.

10.20	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014.

10.21	Cortex Pharmaceuticals, Inc. 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2014.*

10.22	Exclusive License Agreement, dated as of June 27, 2014, by and between the Board of Trustees of the University of Illinois, a body corporate and politic of the State of Illinois, and Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2014.

10.23	Form of Non-Statutory Stock Option Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2014.*

10.24	Form of Incentive Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2014.*

10.25	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2014.*

10.26	Release Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2014.

10.27	Convertible Note and Warrant Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2014.

10.28	Demand Promissory Note, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2015.

10.29	2015 Stock and Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2015.*

10.30	Form of non-Statutory Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 8, 2015.

10.31	Employment Agreement between the Company and James S. J. Manuso, incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 19, 2015.*

10.32	Employment Agreement between the Company and Arnold S. Lippa, incorporated by reference to Exhibit 10.3 to Form 8-K filed on August 19, 2015.*

10.33	Employment Agreement between the Company and Robert N. Weingarten, incorporated by reference to Exhibit 10.4 to Form 8-K filed on August 19, 2015.*

10.34	Employment Agreement between the Company and Jeff E. Margolis, incorporated by reference to Exhibit 10.5 to Form 8-K filed on August 19, 2015.*

10.35	Second Amended and Restated Common Stock and Warrant Purchase Agreement, incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 31, 2015.

21**	Subsidiaries of the Registrant.

23.1**	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.

24**	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K).

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.
**	Filed herewith.

