Form 10-Q
period 2016-03-31
RespireRx Pharmaceuticals Inc.
filed 2016-05-13
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes [  ] No [X]

As of May 9, 2016, the Company had 640,958,608 shares of common stock, $0.001 par value, issued and outstanding.

RESPIRERX PHARMACEUTICALS INC.
AND SUBSIDIARY

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of RespireRx Pharmaceuticals Inc. (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbor created thereby. These might include statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements.

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

Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies or changes thereto, available cash, research and development results, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements (unaudited) and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, including the section entitled “Item 1A. Risk Factors.” The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,053	$53,199
Deferred financing costs	-	3,429
Prepaid expenses, including current portion of long-term prepaid insurance of $14,945 at March 31, 2016 and December 31, 2015	76,509	29,144

Total current assets	82,562	85,772
Equipment, net of accumulated depreciation of $10,514 and $8,776 at March 31, 2016 and December 31, 2015, respectively	10,382	12,121
Long-term prepaid insurance, net of current portion of $14,945 at March 31, 2016 and December 31, 2015	44,213	47,949

Total assets	$137,157	$145,842

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including $136,392 and $111,688 payable to related parties at March 31, 2016 and December 31, 2015, respectively	$1,769,340	$1,434,429
Accrued compensation and related expenses	1,019,509	710,409
10% convertible notes payable, including accrued interest of $77,330 and $61,388, net of unamortized discounts of $222,443 and $342,932 at March 31, 2016 and December 31, 2015, respectively	434,387	297,956
Note payable to Samyang, including accrued interest of $183,218 and $171,257 at March 31, 2016 and December 31, 2015, respectively	590,939	561,568
Notes payable to officers, including accrued interest of $1,729	106,929	-
Other short-term note payable, including accrued interest of $8	-	3,689

Total current liabilities	3,921,104	3,008,051

Commitments and contingencies (Note 8)

Stockholders’ deficiency:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.09812 per share: 3,679	21,703	21,703
Series G 1.5% cumulative mandatorily convertible preferred stock, $0.001 par value, $1,000 per share stated value and liquidation preference; aggregate liquidation preference (including dividends) $259,547 and $258,566 at March 31, 2016 and December 31, 2015, respectively; shares authorized: 1,700; shares issued and outstanding: 259.5 and 258.6 at March 31, 2016 and December 31, 2015, respectively; common shares issuable upon conversion at 303,030.3 common shares per Series G share: 78,650,575 shares, including 2,371,791 shares issuable for dividends of $7,827 at March 31, 2016, and 78,353,485 shares, including 2,074,698 shares issuable for dividends of $6,847 at December 31, 2015	259,547	258,566
Common stock, $0.001 par value; shares authorized: 1,400,000,000; shares issued and outstanding: 498,622,133 and 489,846,883 at March 31, 2016 and December 31, 2015, respectively	498,622	489,847
Additional paid-in capital	146,397,967	144,647,529
Accumulated deficit	(150,961,786)	(148,279,854)

Total stockholders’ deficiency	(3,783,947)	(2,862,209)

Total liabilities and stockholders’ deficiency	$137,157	$145,842

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Grant revenues	$-	$74,534

Operating expenses:
General and administrative, including $1,163,411 and $10,000 to related parties for the three months ended March 31, 2016 and 2015, respectively	1,499,640	229,900
Research and development, including $417,960 and $76,290 to related parties for the three months ended March 31, 2016 and 2015, respectively	917,136	440,792

Total operating expenses	2,416,776	670,692

Loss from operations	(2,416,776)	(596,158)

Gain on settlement with former management	-	92,550
Interest expense, including $98,366 and $0 to related parties for the three months ended March 31, 2016 and 2015, respectively	(246,765)	(228,534)
Foreign currency transaction (loss) gain	(17,410)	4,190

Net loss	(2,680,951)	(727,952)

Adjustments related to Series G 1.5% Convertible Preferred Stock:
Dividends on Series G 1.5% Convertible Preferred Stock	(981)	(3,198)

Net loss attributable to common stockholders	$(2,681,932)	$(731,150)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	495,932,569	238,705,800

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three Months Ended March 31, 2016

	Series B		Series G 1.5%
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency
Balance, December 31, 2015	37,500	$21,703	258.6	$258,566	489,846,883	$489,847	$144,647,529	$(148,279,854)	$(2,862,209)
Sale of common stock units in private placement	-	-	-	-	8,775,250	8,775	185,860	-	194,635
Costs incurred in connection with sale of common stock units	-	-	-	-	-	-	(3,429)	-	(3,429)
Fair value of common stock options issued as compensation	-	-	-	-	-	-	1,471,371	-	1,471,371
Fair value of common stock warrants issued as additional consideration in connection with loans from officers	-	-	-	-	-	-	96,636	-	96,636
Dividends on Series G 1.5% Convertible Preferred Stock	-	-	0.9	981	-	-	-	(981)	-
Net loss	-	-	-	-	-	-	-	(2,680,951)	(2,680,951)
Balance, March 31, 2016	37,500	$21,703	259.5	$259,547	498,622,133	$498,622	$146,397,967	$(150,961,786)	$(3,783,947)

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,680,951)	$(727,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,739	1,902
Amortization of discounts related to convertible notes payable	120,490	165,997
Amortization of capitalized financing costs	-	37,098
Fair value of warrants issued as additional consideration in connection with loans from officers	96,636	-
Gain on settlement with former management	-	(92,550)
Stock-based compensation expense included in -
General and administrative expenses	1,030,831	-
Research and development expenses	440,540	72,000
Foreign currency transaction loss (gain)	17,410	(4,190)
Changes in operating assets and liabilities:
(Increase) decrease in -
Grant receivable	-	19,417
Prepaid expenses	(43,629)	5,256
Increase (decrease) in -
Accounts payable and accrued expenses	334,911	327,379
Accrued compensation and related expenses	309,100	(7,500)
Accrued interest payable	29,623	24,691
Unearned grant revenue	-	(21,951)

Net cash used in operating activities	(343,300)	(200,403)

Cash flows from investing activities:
Purchases of equipment	-	(2,497)

Net cash used in investing activities	-	(2,497)

Cash flows from financing activities:
Proceeds from sale of common stock units	194,635	-
Proceeds from convertible note and warrant financing	-	210,000
Proceeds from issuance of note payable to officers	105,200	-
Principal paid on other short-term notes payable	(3,681)	-
Cash payments made for deferred costs incurred in connection with convertible note and warrant financing	-	(15,700)

Net cash provided by financing activities	296,154	194,300

Cash and cash equivalents:
Net decrease	(47,146)	(8,600)
Balance at beginning of period	53,199	162,752

Balance at end of period	$6,053	$154,152

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$8	$750
Income taxes	$-	$-

Non-cash financing activities:
Dividends on Series G 1.5% Convertible Preferred Stock	$981	$3,198
Deferred financing costs charged to additional paid-in capital	$3,429	$-
Short-term note payable issued in connection with financing of insurance policy premium	$-	$36,125
Stated value of Series G 1.5% Convertible Preferred Stock converted into common stock	$-	$25,324
Fair value of common stock options issued in connection with settlement with former management	$-	$25,450
Fair value of common stock warrants issued to investors in connection with the convertible note and warrant financing	$-	$112,557
Fair value of common stock warrants issued to placement agents in connection with the convertible note and warrant financing	$-	$12,726
Fair value of beneficial conversion feature of convertible notes payable issued to investors in connection with the convertible note and warrant financing	$-	$97,443

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2016 and 2015

1. Basis of Presentation

The condensed consolidated financial statements of RespireRx Pharmaceuticals Inc. (“RespireRx”) and its wholly-owned subsidiary, Pier Pharmaceuticals, Inc. (“Pier”) (collectively referred to herein as the “Company,” unless the context indicates otherwise), at March 31, 2016 and for the three months ended March 31, 2016 and 2015, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the consolidated financial position of the Company as of March 31, 2016, the results of its consolidated operations for the three months ended March 31, 2016 and 2015, and its consolidated cash flows for the three months ended March 31, 2016 and 2015. Consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2015 has been derived from the Company’s audited consolidated financial statements at such date.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC.

2. Organization and Business

Organization

RespireRx was formed in 1987 under the name Cortex Pharmaceuticals, Inc. to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. On December 16, 2015, the Company filed a Certificate of Amendment to its Second Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to amend the Company’s Second Restated Certificate of Incorporation to change the name of the Company from Cortex Pharmaceuticals, Inc. to RespireRx Pharmaceuticals Inc.

In 2011, prior management conducted a re-evaluation of RespireRx’s strategic focus and determined that clinical development in the area of respiratory disorders, particularly sleep apnea and drug-induced respiratory depression, provided the most cost-effective opportunities for potential rapid development and commercialization of RespireRx’s compounds. Accordingly, RespireRx narrowed its clinical focus at that time and sidelined other avenues of scientific inquiry. This re-evaluation provided the impetus for RespireRx’s acquisition of Pier in August 2012.

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

Business

Since its formation in 1987, RespireRx has been engaged in the research and clinical development of a class of proprietary compounds known as ampakines, which act to enhance the actions of the excitatory neurotransmitter glutamate at AMPA glutamate receptors. Several ampakines, in both oral and injectable form, are being developed by the Company for the treatment of a variety of breathing disorders. In clinical studies, select ampakines have shown preliminary efficacy in central sleep apnea and in the control of respiratory depression produced by opioids, without altering their analgesic effects. In animal models of orphan disorders, such as Pompe Disease, spinal cord damage and perinatal respiratory distress, it has been demonstrated that certain ampakines improve breathing function. The Company’s compounds belong to a new class of ampakines that do not display the undesirable side effects previously reported in animal models of earlier generations.

RespireRx owns patents and patent applications for certain families of chemical compounds, including ampakines, which claim the chemical structures and their use in the treatment of various disorders. These patents cover, among other compounds, the Company’s lead ampakines CX1739 and CX1942, and extend through at least 2028.

On May 8, 2007, RespireRx entered into a license agreement, as subsequently amended, with the University of Alberta granting RespireRx exclusive rights to method of treatment patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. These patents, along with RespireRx’s own patents claiming chemical structures, comprise RespireRx’s principal intellectual property supporting RespireRx’s research and clinical development program in the use of ampakines for the treatment of respiratory disorders. RespireRx has completed pre-clinical studies indicating that several of its ampakines, including CX717, CX1739 and CX1942, were efficacious in treating drug induced respiratory depression caused by opioids or certain anesthetics without offsetting the analgesic effects of the opioids or the anesthetic effects of the anesthetics. In two clinical Phase 2 studies, one of which was published in a peer-reviewed journal, CX717, a predecessor compound to CX1739 and CX1942, antagonized the respiratory depression produced by fentanyl, a potent narcotic, without affecting the analgesia produced by this drug. In addition, RespireRx has conducted a Phase 2A clinical study in which patients with sleep apnea were administered CX1739, RespireRx’s lead clinical compound. The results suggested that CX1739 might have use as a treatment for central sleep apnea (“CSA”) and mixed sleep apnea, but not obstructive sleep apnea (“OSA”).

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

Prior to the merger, Pier conducted a 21 day, randomized, double-blind, placebo-controlled, dose escalation Phase 2 clinical study in 22 patients with OSA, in which dronabinol produced a statistically significant reduction in the Apnea-Hypopnea Index, the primary therapeutic end-point, and was observed to be safe and well tolerated. The University of Illinois and three other research centers are currently investigating dronabinol in a potentially pivotal, six week, double-blind, placebo-controlled Phase 2B clinical trial in 120 patients with OSA. The University of Illinois has indicated that it expects the final data collection under this clinical trial to be completed in May 2016. The Company is not managing or funding this ongoing clinical trial. This clinical trial is fully funded by the National Heart, Lung and Blood Institute of the National Institutes of Health.

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

The License Agreement was terminated effective March 21, 2013, due to the Company’s failure to make a required payment. Subsequently, current management opened negotiations with the University of Illinois, and as a result, the Company entered into a new license agreement (the “2014 License Agreement”) with the University of Illinois on June 27, 2014, the material terms of which were similar to the License Agreement that was terminated on March 21, 2013.

The Company filed an Investigational New Drug (“IND”) application with the FDA in September 2015 to conduct a double-blind, placebo-controlled, dose-ascending Phase 2A clinical trial in approximately 18 subjects to determine the ability of orally administered CX1739, the Company’s proprietary lead ampakine, to prevent the respiratory depression produced by remifentanil, a potent opioid, without altering remifentanil’s analgesic properties. The clinical protocol was designed to evaluate the safety and efficacy of three escalating doses of CX1739 versus placebo when administered prior to remifentanil, with respiration, analgesia and a number of other clinical measures being taken after administration of both drugs. The commencement of this clinical trial was subject to resolution of two deficiencies raised by the FDA in its clinical hold letter issued in November 2015. These issues were satisfactorily resolved in early 2016, and the FDA removed the clinical hold on the Company’s IND for CX1739 on February 25, 2016, thus allowing for the initiation of the clinical trial. During March 2016, upon receiving unconditional approval from the Institutional Review Board (“IRB”) of the Duke Clinical Research Unit, this Phase 2A clinical trial at Duke University School of Medicine was initiated. The Company expects to incur approximately $750,000 of direct costs in 2016 with respect to this clinical trial (of which approximately $163,000 was incurred during the three months ended March 31, 2016), to complete the final data collection with respect to the clinical trial by the end of May 2016, and to issue a report on the results of the clinical trial during the third quarter of 2016. Subsequent to March 31, 2016, the Company paid Duke University an upfront advance for clinical trial costs of $111,654.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $2,680,951 for the three months ended March 31, 2016 and $5,961,892 for the fiscal year ended December 31, 2015, and negative operating cash flows of $343,300 for the three months ended March 31, 2016 and $1,296,100 for the fiscal year ended December 31, 2015. The Company also had a stockholders’ deficiency of $3,783,947 at March 31, 2016, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2015, has expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently, and has for some time, been in significant financial distress. It has limited cash resources and current assets and has no ongoing source of sustainable revenue. Management is continuing to address various aspects of the Company’s operations and obligations, including, without limitation, debt obligations, financing requirements, intellectual property, licensing agreements, legal and patent matters and regulatory compliance, and has continued to raise new debt and equity capital to fund the Company’s business activities from both related and unrelated parties, as described at Notes 4 and 6.

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including a recent increase in the Company’s research and development activities. The Company regularly evaluates various measures to satisfy the Company’s liquidity needs, including developing agreements with collaborative partners and, when necessary, seeking to exchange or restructure the Company’s outstanding securities. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

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

The carrying amount of financial instruments (consisting of cash, cash equivalents, grants receivable and accounts payable) is considered by the Company to be representative of the respective fair values of these instruments due to the short-term nature of those instruments. With respect to the note payable to Samyang and the convertible notes payable, management does not believe that the credit markets have materially changed for these types of borrowings since the original borrowing date.

Deferred Financing Costs

Costs incurred in connection with ongoing debt and equity financings, including legal fees, are deferred until the related financing is either completed or abandoned.

Costs related to abandoned debt or equity financings are charged to operations in the period of abandonment. Costs related to completed debt financings are presented as a direct deduction from the carrying amount of the related debt liability (see “Capitalized Financing Costs” below). Costs related to completed equity financings are charged directly to additional paid-in capital.

Capitalized Financing Costs

Through December 31, 2015, costs related to completed debt financings were capitalized on the balance sheet and amortized over the term of the related debt agreements. Amortization of these costs was calculated on the straight-line basis, which approximated the effective interest method, and was charged to interest expense in the consolidated statements of operations.

Pursuant to Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest – Imputation of Interest (Subtopic 835-30), effective January 1, 2016, the Company is required to present debt issuance costs related to a debt liability in its consolidated balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. The Company is required to apply the new accounting guidance on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance, and is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., the debt issuance cost asset and the debt liability).

As the Company did not have any capitalized financing costs on its consolidated balance sheet at December 31, 2015 or at March 31, 2016, the implementation of ASU 2015-03 did not have any impact on the Company’s financial statements as presented herein.

Series G 1.5% Convertible Preferred Stock

The Series G 1.5% Convertible Preferred Stock (including accrued dividends) issued in 2014 is mandatorily convertible into common stock at a fixed conversion rate on April 17, 2016 (if not converted earlier) and provides no right to receive a cash payment. Additionally, the Series G 1.5% Convertible Preferred Stock includes no participatory or reset rights, or other protections (other than normal anti-dilution rights) based on subsequent events, including equity transactions. Accordingly, the Company has determined that the Series G 1.5% Convertible Preferred Stock should be categorized in stockholders’ equity (deficiency), and that there are no derivatives embedded in such security that would require identification, bifurcation and valuation. The Company did not issue any warrants to investors in conjunction with the Series G 1.5% Convertible Preferred Stock financing.

On March 18, 2014 and April 17, 2014, the Company issued 753.22 shares and 175.28 shares, respectively, of Series G 1.5% Convertible Preferred Stock at a purchase price of $1,000 per share. Each share of Series G 1.5% Convertible Preferred Stock has a stated value of $1,000 per share and is convertible into shares of common stock at a fixed price of $0.0033 per share of common stock. On March 18, 2014 and April 17, 2014, the per share fair value of the common stock into which the Series G 1.5% Convertible Preferred Stock was convertible, determined by reference to the closing market prices of the Company’s common stock on such closing dates, was $0.04 per share and $0.0348 per share, respectively, which was greater than the effective purchase price of such common shares of $0.0033 per share.

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

Dr. Arnold S. Lippa, Ph.D., the Chairman of the Company’s Board of Directors and then Chief Executive Officer, purchased 250 shares for $250,000, representing 33.2% of the 753.22 shares of Series G 1.5% Convertible Preferred Stock sold in the initial closing of such financing on March 18, 2014. The second (and final) closing of such financing consisted entirely of Series G 1.5% Convertible Preferred Stock sold to unaffiliated investors. Accordingly, Dr. Lippa purchased 26.9% of the entire amount of Series G 1.5% Convertible Preferred Stock sold in the financing. Dr. Lippa had been an officer and director of the Company for approximately one year when he purchased the 250 shares of Series G 1.5% Convertible Preferred Stock, and his investment, which was only a portion of the first closing, was made on the same terms and conditions as those provided to the other unaffiliated investors who made up the majority of the financing. Dr. Lippa did not control, directly or indirectly, 10% or more of the Company’s voting equity securities at the time of his investment. The proportionate share of the deemed dividend attributable to Dr. Lippa’s investment in the Series G 1.5% Convertible Preferred Stock in March 2014 was $2,780,303. On April 18, 2014, the shares of Series G 1.5% Convertible Preferred Stock originally purchased by Dr. Lippa were transferred to the Arnold Lippa Family Trust of 2007. On April 15, 2015, these shares of Series G 1.5% Convertible Preferred Stock, plus accrued dividends of $4,120, were converted into 77,006,072 shares of common stock.

10% Convertible Notes Payable

Original Issuance of Notes and Warrants

The convertible notes sold to investors in 2014 and 2015 have an interest rate of 10% per annum and are convertible into common stock at a fixed price of $0.035 per share. The convertible notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The warrants issued in connection with the sale of the convertible notes are exercisable at a fixed price of $0.035 per share, provide no right to receive a cash payment, and include no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The Company has determined that there are no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

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

The cash fees paid to placement agents and for legal costs incurred from November 5, 2014 through February 2, 2015 with respect to this financing were deferred and capitalized as deferred offering costs and were amortized to interest expense over the original term of the convertible notes through September 15, 2015 on the straight-line method. The placement agent warrants were considered as an additional cost of the offering and were included in deferred offering costs at fair value. The difference between the amortization of the deferred offering costs calculated based on the straight-line method and the effective yield method was not material.

Extension of Notes and Original Warrants, and Issuance of New Warrants

On August 13, 2015, the Company elected to extend the maturity date of the convertible notes to September 15, 2016. As a consequence of this election, under the terms of the convertible notes, the Company was required to issue to note holders 8,903,684 additional warrants (the “New Warrants”) that are exercisable through September 15, 2016. As set forth in the convertible notes, the New Warrants are exercisable for that number of shares of common stock of the Company calculated as the principal amount of the convertible notes (an aggregate amount of $579,500), plus any accrued and unpaid interest (an aggregate amount of $43,758), multiplied by 50%, and then divided by $0.035. The New Warrants otherwise have terms substantially similar to the 16,557,142 original warrants issued to the investors. In connection with the extension of the maturity date of the convertible notes, the Board of Directors of the Company also determined to extend the termination date of the 16,557,142 original warrants to September 15, 2016, so that they were coterminous with the new maturity date of the convertible notes.

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

The Company deferred the debt modification costs related to the modification of the convertible notes and the issuance of the New Warrants (consisting of the fair value of the New Warrants) over the remaining term of the extended notes. The Company accounted for such costs as a discount to the convertible notes and amortized such costs to interest expense over the extended term of the convertible notes on the straight-line method. The difference between the amortization of these costs calculated based on the straight-line method and the effective yield method was not material.

The Company deferred the debt modification costs related to the extension of the original warrants (consisting of the fair value of the extension of the original warrants) over the remaining term of the extended convertible notes. The Company accounted for such costs as a discount to the convertible notes and amortized such costs to interest expense over the extended term of the convertible notes on the straight-line method. The difference between the amortization of these costs calculated based on the straight-line method and the effective yield method was not material.

The closing market price of the Company’s common stock on the extension date of September 15, 2015 was $0.031 per share, as compared to the fixed conversion price of the convertible notes and the fixed exercise price of both the original warrants and the New Warrants of $0.035 per share. The Company has accounted for the beneficial conversion features with respect to the extension of the convertible notes and the extension of the original warrants and the issuance of the New Warrants in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options.

The Company considered the face value of the convertible notes, plus the accrued interest thereon, to be representative of their fair value. The Company determined the fair value of the 8,903,684 New Warrants and the fair value of extending the 16,557,142 original warrants based on the Black-Scholes option-pricing model. The relative fair value method generated respective fair values for each of the convertible notes, including accrued interest, and the New Warrants and extension of the original warrants, of approximately 55% for the convertible notes, including accrued interest, and approximately 45% for the New Warrants and extension of the original warrants. Once these values were determined, the fair value of the New Warrants and extension of the original warrants of $277,918 and the fair value of the beneficial conversion feature of $206,689 (which were calculated based on the effective conversion price) were recorded as a reduction to the face value of the promissory note obligation. The aggregate debt discount was amortized as interest expense over the extended term of the promissory notes. The difference between the amortization of the debt discount calculated based on the straight-line method and the effective yield method was not material.

Equipment

Equipment is recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from three to five years.

Long-Term Prepaid Insurance

Long-term prepaid insurance represents the premium paid in March 2014 for directors and officer’s insurance tail coverage, which is being amortized on a straight-line basis over the policy period of six years. The amount amortizable in the ensuing twelve month period is recorded as a current asset in the Company’s consolidated balance sheet at each reporting date.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including long-term prepaid insurance, for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable, but at least annually. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. The Company has not deemed any long-lived assets as impaired at March 31, 2016.

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

Stock grants, which are generally subject to time-based vesting, are measured at the grant date fair value and charged to operations ratably over the vesting period.

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

For stock options granted during the three months ended March 31, 2016, the fair value of each option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.23%
Expected dividend yield	0%
Expected volatility	201%
Expected life	4.4 to 5 years

For stock options granted during the three months ended March 31, 2015, the fair value of each option award was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.3%
Expected dividend yield	0%
Expected volatility	249%
Expected life	5 years

The Company recognizes the fair value of stock-based compensation in general and administrative costs and in research and development costs, as appropriate, in the Company’s consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option and warrant exercises. There were no stock options exercised during the three months ended March 31, 2016 and 2015.

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

As of March 31, 2016, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of March 31, 2016, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Foreign Currency Transactions

The note payable to Samyang, which is denominated in a foreign currency (the South Korean Won), is translated into the Company’s functional currency (the United States Dollar) at the exchange rate on the balance sheet date. The foreign currency exchange gain or loss resulting from translation is recognized in the related consolidated statements of operations.

Research Grants

The Company recognizes revenues from research grants as earned based on the percentage-of-completion method of accounting and issues invoices for contract amounts billed based on the terms of the grant agreement. Amounts recorded under research grants in excess of amounts earned are classified as unearned grant revenue liability in the Company’s consolidated balance sheet. Grant receivable reflects contractual amounts due and payable under the grant agreement. The payment of grants receivable are based on progress reports provided to the grant provider by the Company. The research grant was completed in April 2015. The Company has filed all required progress reports.

Research grants are generally funded and paid through government or institutional programs. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. During the three months ended March 31, 2016 and 2015, the Company had research grant revenues of $0 and $74,534, respectively. At March 31, 2016 and December 31, 2015, the Company did not have any grants receivable or unearned grant revenues.

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

License Agreements

Obligations incurred with respect to mandatory payments provided for in license agreements are recognized ratably over the appropriate period, as specified in the underlying license agreement, and are recorded as liabilities in the Company’s condensed consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s condensed consolidated statement of operations. Obligations incurred with respect to milestone payments provided for in license agreements are recognized when it is probable that such milestone will be reached, and are recorded as liabilities in the Company’s condensed consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s condensed consolidated statement of operations. Payments of such liabilities are made in the ordinary course of business.

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred.

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the three months ended March 31, 2016 and 2015.

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

At March 31, 2016 and 2015, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2016	2015
Series B convertible preferred stock	3,679	3,679
Series G 1.5% convertible preferred stock	78,650,575	257,760,939
10% convertible notes payable	18,766,564	17,034,702
Common stock warrants	180,274,428	32,106,094
Common stock options	421,823,581	26,216,668
Total	699,518,827	333,122,082

Reclassifications

Certain comparative figures in 2015 have been reclassified to conform to the current year’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company has not yet evaluated the impact of the adoption of ASU 2016-02 on the Company’s financial statement presentation or disclosures.

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

At any time, each Purchaser could elect, at its option and in its sole discretion, to convert the outstanding principal amount into a fixed number of shares of the Company’s common stock equal to the quotient obtained by dividing the outstanding principal amount, plus any accrued and unpaid interest, by $0.035. In the case of a Qualified Financing (as defined in the Purchase Agreement), the outstanding principal amount and accrued and unpaid interest under the Notes would automatically convert into common stock at a common stock equivalent price of $0.035. In the case of an Acquisition (as defined in the Purchase Agreement), the Company could elect to either: (i) convert the outstanding principal amount and all accrued and unpaid interest under the Notes into shares of common stock or (ii) accelerate the maturity date of the Notes to the date of closing of the Acquisition. Each Warrant to purchase shares of common stock was exercisable into a fixed number of shares of common stock of the Company calculated as each Purchaser’s investment amount divided by $0.035. The Warrants were originally exercisable through September 15, 2015 at a fixed price of $0.035 per share and did not have any cashless exercise provisions. The shares of common stock issuable upon conversion of the Notes and exercise of the Warrants were not subject to any registration rights.

Placement agent fees, brokerage commissions, and similar payments were made in the form of cash and warrants to qualified referral sources in connection with the sale of the Notes and Warrants. In connection with the initial closing on November 5, 2014, fees of $16,695 were paid in cash, based on 7% of the aggregate principal amount of the Notes issued to such referral sources, and the fees paid in warrants (the “Placement Agent Warrants”) consisted of 477,000 warrants, reflecting warrants for that number of shares equal to 7% of the number of shares of common stock into which the corresponding Notes are convertible. In connection with the second closing, fees of $700 were paid in cash and 20,000 Placement Agent Warrants were issued. In connection with the third closing, fees of $3,500 were paid in cash and 100,000 Placement Agent Warrants were issued. In connection with the fourth closing, fees of $14,700 were paid in cash and 420,000 Placement Agent Warrants were issued. The Placement Agent Warrants have cashless exercise provisions and were exercisable through September 15, 2015 at a fixed price of $0.035 per share. The warrants issued to the placement agent and/or its designees or affiliates in connection with the 2014 closings of the Purchase Agreement, to purchase 597,000 shares of the Company’s common stock, were valued pursuant to the Black-Scholes option-pricing model at $19,986, $614 and $3,340, respectively. The warrants issued to the placement agent and/or its designees or affiliates in connection with the February 2, 2015 closing of the Purchase Agreement, to purchase 420,000 shares of the Company’s common stock, were valued pursuant to the Black-Scholes option-pricing model at $12,726. Total financing costs relating to all closings of the Notes aggregated $129,776, consisting of $93,110 paid in cash and $36,666 paid in the form of Placement Agent Warrants, and were being amortized as additional interest expense over the original term of the Notes through September 15, 2015. During the three months ended March 31, 2016 and 2015, $0 and $37,098, respectively, was charged to interest expense with respect to the amortization of capitalized financing costs.

Aurora Capital LLC, a related party as described at Note 7, was the placement agent for this financing, and Aurora and its designees and/or affiliates received aggregate fees in connection with this financing in the form of $33,425 in cash and Placement Agent Warrants to purchase 955,000 shares of common stock in connection with the four closings.

The Notes and Warrants were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506 of Regulation D promulgated thereunder. The Notes and Warrants and the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants were not registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

The Company used the Black-Scholes option-pricing model to estimate the fair value of the Warrants to purchase 16,557,142 shares of the Company’s common stock sold to investors in connection with the four closings at a fixed exercise price of $0.035 per share. The Company considered the face value of the Notes to be representative of their fair value. The Company applied the relative fair value method to allocate the proceeds from the borrowing to the Notes and the Warrants. Consequently, approximately 50% of the proceeds of the borrowing of $290,394 were attributed to the debt instrument. The 50% value attributed to the Warrants of $289,106 was amortized as additional interest expense over the original term of the Notes. During the three months ended March 31, 2016 and 2015, $0 and $82,667, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the Warrants. The carrying value of the Notes was further reduced by a discount for a beneficial conversion feature of $290,394. The value attributed to the beneficial conversion feature was amortized as additional interest expense over the original term of the Notes. During the three months ended March 31, 2016 and 2015, $0 and $83,320, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the beneficial conversion feature.

On August 13, 2015, the Company, pursuant to the terms of the Notes, gave the Note holders written notice, thirty days in advance of the September 15, 2015 maturity date of the Notes, of the Company’s election to extend the maturity date of the Notes to September 15, 2016. As a consequence of this election, under the terms of the Notes, the Company was required to issue to Note holders 8,903,684 additional warrants (the “New Warrants”) that are exercisable through September 15, 2016. As set forth in the Notes, the New Warrants are exercisable for that number of shares of common stock of the Company calculated as the principal amount of the Notes (an aggregate amount of $579,500), plus accrued and unpaid interest (an aggregate amount of $43,758), multiplied by 50%, and then divided by $0.035. The New Warrants otherwise have terms substantially similar to the 16,557,142 Warrants originally sold to investors. In connection with the extension of the maturity date of the Notes, the Board of Directors of the Company also determined to extend the termination date of the 16,557,142 original Warrants to September 15, 2016, so that they were coterminous with the new maturity date of the Notes.

The Company used the Black-Scholes option-pricing model to estimate the fair value of the New Warrants to purchase 8,903,684 shares of the Company’s common stock and the fair value of extending the termination date of the 16,557,142 original Warrants sold to investors. The Company considered the face value of the Notes, plus the accrued interest thereon, to be representative of their fair value. The relative fair value method generated respective fair values for each of the Notes, including accrued interest, and the New Warrants and extension of the original Warrants, of approximately 55% for the Notes, including accrued interest, and approximately 45% for the New Warrants and extension of the original Warrants. The 45% value attributed to the New Warrants and extension of the original Warrants of $277,918 was amortized as additional interest expense over the extended term of the Notes. During the three months ended March 31, 2016 and 2015, $69,100 and $0, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the New Warrants and extension of the original Warrants. The carrying value of the Notes was further reduced by a discount for a beneficial conversion feature of $206,689. The value attributed to the beneficial conversion feature was amortized as additional interest expense over the extended term of the Notes. During the three months ended March 31, 2016 and 2015, $51,390 and $0, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the beneficial conversion feature.

The 10% Convertible Notes Payable consist of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Principal amount of notes payable	$579,500	$579,500
Add accrued interest payable	77,330	61,388
	656,830	640,888
Less unamortized costs:
Stock warrant discounts	(127,569)	(196,669)
Beneficial conversion feature discounts	(94,874)	(146,263)
Capitalized financing costs	-	-
	$434,387	$297,956

None of the 10% Convertible Notes Payable had been converted into shares of the Company’s common stock through March 31, 2016. As of March 31, 2016, the 10% Convertible Notes Payable were convertible into 18,766,564 shares of the Company’s common stock, including 2,209,421 shares attributable to accrued interest of $77,330 payable as of such date. As of December 31, 2015, the 10% Convertible Notes Payable were convertible into 18,311,079 shares of the Company’s common stock, including 1,753,936 shares attributable to accrued interest of $61,388 payable as of such date. Subsequent to March 31, 2016, the Company entered into exchange transactions with certain of the holders of the 10% Convertible Notes Payable, as described at Note 10.

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

Note Payable to Samyang

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“Samyang”), an approximately 20% common stockholder of the Company at that time. Samyang was a significant stockholder and a related party at the time of the transaction, but was not considered a significant stockholder or related party at March 31, 2016. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although Samyang has not issued a notice of default or a demand for repayment. The Company believes that Samyang is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company is continuing efforts towards a comprehensive resolution of the aforementioned matters involving Samyang.

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

Note payable to Samyang consists of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	183,218	171,257
Foreign currency transaction adjustment	7,947	(9,463)
	$590,939	$561,568

Interest expense with respect to this promissory note was $11,961 and $11,993 for the three months ended March 31, 2016 and 2015, respectively.

Advances and Notes Payable to Officers

On June 16, 2015, Dr. Arnold S. Lippa, the Chairman of the Company’s Board of Directors and then Chief Executive Officer, advanced $40,000 to the Company for working capital purposes. Such advance was due on demand with interest at 10% per annum. On September 3, 2015, the Company repaid the working capital advance, including accrued interest of $877, from the proceeds from the August and September 2015 closings of the private placement of its units of common stock and warrants.

On January 29, 2016, Dr. Lippa, the Chairman of the Company’s Board of Directors and then Chief Scientific Officer, advanced $52,600 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. The note was secured by the assets of the Company. In connection with the loan, Dr. Lippa was issued a fully vested warrant to purchase 3,350,319 shares of the Company’s common stock at an exercise price of $0.0157 per share, which was the closing market price of the Company’s common stock on the date of grant. The warrant expires on January 29, 2019 and may be exercised on a cashless basis. The aggregate grant date fair value of the warrant, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $48,245, and was charged to interest expense as additional consideration for the loan during the three months ended March 31, 2016.

On February 2, 2016, Dr. James S. Manuso, the Company’s Chief Executive Officer, advanced $52,600 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. The note was secured by the assets of the Company. In connection with the loan, Dr. Manuso was issued a fully vested warrant to purchase 2,630,000 shares of the Company’s common stock at an exercise price of $0.02 per share, which was the closing market price of the Company’s common stock on the date of grant. The warrant expires on February 2, 2019 and may be exercised on a cashless basis. The aggregate grant date fair value of the warrant, as calculated pursuant to the Black-Scholes option pricing model, was determined to be $48,392, and was charged to interest expense as additional consideration for the loan during the three months ended March 31, 2016.

Other Short-Term Notes Payable

Other short-term notes payable at December 31, 2015 consisted of a premium financing agreement with respect to an insurance policy. The premium financing agreement dated March 14, 2015 was payable, with interest at 5.08% per annum, in ten monthly installments of $3,697 through February 14, 2016.

5. Settlements

Effective January 29, 2015, the Company executed a settlement agreement with its former Vice President and Chief Financial Officer, as amended on February 4, 2015, that resulted in the settlement of potential claims for a total cash payment of $26,000 to be paid on or before June 30, 2015 (of which $6,000 was paid on execution and $1,500 was paid in March 2015), plus the issuance of a stock option to purchase 500,000 shares of common stock exercisable at $0.0512 (the closing market price on the date of grant) per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at $25,450. In addition to other provisions, the settlement agreement included mutual releases. The Company owed $18,500 at March 31, 2015 for the remaining balance of the cash portion of the settlement. The settlement resulted in the Company recognizing a gain of $92,550 during the three months ended March 31, 2015. On June 29, 2015, the settlement agreement was further amended, resulting in a cash payment of $3,000 against the outstanding balance, an extension of the $15,500 remaining balance due through December 31, 2015, subject to a further partial cash payment of $3,000, which was paid on September 28, 2015, plus the issuance of a stock option to purchase 50,000 shares of common stock exercisable at $0.018 per share (the closing market price on the date of grant) for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at $840. Accordingly, during the three months ended March 31, 2015 and the year ended December 31, 2015, the Company recorded a net gain of $92,550 and $91,710, respectively, with respect to the settlement, as amended, with its former Vice President and Chief Financial Officer. In December 2015, the remaining balance due of $12,500, plus accrued interest of $775, was paid as scheduled.

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

During the year ended December 31, 2015, the Company executed agreements with four current professional service providers (including the Company’s patent law firm referred to above) that resulted in the partial settlement of amounts owed to them by the Company. Obligations in the amount of $916,827 were settled for $15,000 in cash, the issuance of a short-term note payable in the amount of $59,763 as described above, the issuance of 9,064,286 shares of common stock valued at $158,625 ($0.0175 per share), which was the then closing market price of the Company’s common stock, and the issuance of stock options to purchase an aggregate of 31,618,470 shares of common stock exercisable, in each case, at the closing market price of the Company’s common stock on the date of issuance of the stock options. Options for 2,520,442 shares were exercisable at $0.0476 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at an aggregate of $119,217 ($0.0473 per share). Options for 29,098,028 shares were exercisable at $0.0175 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at an aggregate of $488,847 ($0.0168 per share). The negotiated agreements resulted in the Company recognizing a gain of $75,375 during the year ended December 31, 2015.

The Company continues to explore ways to reduce its indebtedness, and might in the future enter additional settlements of potential claims, including, without limitation, those by other former executives or third party creditors.

6. Stockholders’ Deficiency

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2016 and December 31, 2015, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred Stock”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”); 205,000 shares were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating Preferred Stock”); and 1,700 shares were designated as Series G 1.5% Convertible Preferred Stock. Accordingly, as of March 31, 2016, 3,505,800 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

There were no shares of 9% Preferred Stock or Series A Junior Participating Preferred Stock outstanding as of March 31, 2016 and December 31, 2015.

Series B Preferred Stock outstanding as of March 31, 2016 and December 31, 2015 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred Stock is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, which is subject to adjustment under certain circumstances. As of March 31, 2016 and December 31, 2015, the shares of Series B Preferred Stock outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred Stock for $25,001, equivalent to $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

Series G 1.5% Convertible Preferred Stock

On March 18, 2014, the Company entered into Securities Purchase Agreements with various accredited investors (the “Initial Purchasers”), pursuant to which the Company sold an aggregate of 753.22 shares of its Series G 1.5% Convertible Preferred Stock for a purchase price of $1,000 per share, or an aggregate purchase price of $753,220. This financing represented the initial closing on the private placement (the “Series G Private Placement”). The Initial Purchasers in this tranche of the Series G Private Placement consisted of (i) Dr. Arnold S. Lippa, the Chairman of the Company’s Board of Directors and then Chief Executive Officer, who invested $250,000 for 250 shares of Series G 1.5% Convertible Preferred Stock, and (ii) new, non-affiliated, accredited investors. Neither the Series G 1.5% Convertible Preferred Stock nor the underlying shares of common stock have any registration rights.

The placement agents and selected dealers in connection with the initial tranche of the Series G Private Placement received cash fees totaling $3,955 as compensation and an obligation of the Company to issue warrants to acquire 12,865,151 shares of common stock, totaling approximately 5.6365% of the shares of common stock into which the Series G 1.5% Convertible Preferred Stock may convert, issuable upon completion of all closings of the Series G Private Placement and exercisable for five years, at a fixed price of $0.00396, which is 120% of the conversion price at which the Series G 1.5% Convertible Preferred Stock may convert into the Company’s common stock. The warrants issuable to the placement agents and selected dealers in connection with the initial tranche of the Series G Private Placement were valued pursuant to the Black-Scholes option-pricing model at $443,848.

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

Upon either (i) a Qualified Public Offering (as defined in the Certificate of Designation) or (ii) the affirmative vote of the holders of a majority of the Stated Value of the Series G 1.5% Convertible Preferred Stock issued and outstanding, all outstanding shares of Series G 1.5% Convertible Preferred Stock, plus all accrued or declared, but unpaid, dividends thereon, would have been mandatorily converted into such number of shares of common stock determined by dividing the Stated Value of such Series G 1.5% Convertible Preferred Stock (together with the amount of any accrued or declared, but unpaid, dividends thereon) by the Conversion Price (as defined in the Certificate of Designation).

To the extent not earlier converted, the remaining outstanding shares of Series G 1.5% Convertible Preferred Stock were automatically and mandatorily redeemable by conversion into shares of common stock on April 17, 2016, the two year anniversary of the date that the last shares of Series G 1.5% Convertible Preferred Stock were issued in the Series G Private Placement, at the Conversion Price of $0.0033 per share. Information with respect to the conversion of the outstanding shares of Series G 1.5% Convertible Preferred Stock into shares of common stock on April 17, 2016 is set forth below.

Except as described in the Certificate of Designation, holders of the Series G 1.5% Convertible Preferred Stock voted together with holders of the Company common stock on all matters, on an as-converted to common stock basis, and not as a separate class or series (subject to limited exceptions).

In the event of any liquidation or winding up of the Company prior to and in preference to any Junior Securities (including common stock), the holders of the Series G 1.5% Convertible Preferred Stock would have been entitled to receive in preference to the holders of the Company common stock a per share amount equal to the Stated Value, plus any accrued and unpaid dividends thereon.

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

The shares of Series G 1.5% Convertible Preferred Stock were offered and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. The shares of Series G 1.5% Convertible Preferred Stock and the Company’s common stock issuable upon conversion of the shares of Series G 1.5% Convertible Preferred Stock have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

On April 17, 2014, the Company entered into Securities Purchase Agreements with various accredited investors (together with the Initial Purchasers as defined above, the “Purchasers”), pursuant to which the Company sold an aggregate of an additional 175.28 shares of its Series G 1.5% Convertible Preferred Stock, for a purchase price of $1,000 per share, or an aggregate purchase price of $175,280. This was the second and final closing on the Series G Private Placement, in which a total of 928.5 shares of Series G 1.5% Convertible Preferred Stock were sold for an aggregate purchase price of $928,500. The Purchasers in the second and final tranche of the Series G Private Placement consisted of new, non-affiliated, accredited investors and non-management investors who had also invested in the first closing of the Series G Private Placement. One of the investors in this second and final closing of the Series G Private Placement was an affiliate of an associated person of Aurora, a related party (see Note 7). Neither the Series G 1.5% Convertible Preferred Stock nor the underlying shares of common stock have any registration rights.

The placement agents and selected dealers in connection with the second tranche of the Series G Private Placement received cash fees of $3,465 as compensation and an obligation of the Company to issue warrants to acquire 6,386,120 shares of common stock, totaling approximately 12% of the shares of common stock into which the Series G 1.5% Convertible Preferred Stock may convert, issuable upon completion of all closings of the Series G Private Placement and exercisable for five years, at a fixed price of $0.00396, which is 120% of the conversion price at which the Series G 1.5% Convertible Preferred Stock may convert into the Company’s common stock. The warrants issuable to the placement agents and selected dealers in connection with the second closing of the Series G Private Placement were valued pursuant to the Black-Scholes option-pricing model at $220,321.

As the stated value of the Series G 1.5% Convertible Preferred Stock is $1,000 per share, and the fixed conversion price is $0.0033, each share of Series G 1.5% Convertible Preferred Stock was convertible into 303,030.3 shares of common stock. The aggregate of 928.5 shares of Series G 1.5% Convertible Preferred Stock sold in all of the closings of the Series G Private Placement were initially convertible into a total of 281,363,634 shares of common stock.

The Company recorded a dividend on the Series G 1.5% Convertible Preferred Stock of $981 and $3,198 for the three months ended March 31, 2016 and 2015, respectively, which was paid through the issuance of an additional 0.9 shares and 3.2 shares, respectively, of Series G 1.5% Convertible Preferred Stock.

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

Aurora, a related party (see Note 7), was one of the placement agents for this financing, and Aurora and its designees and/or affiliates received fees in connection with this financing in the form of cash of $2,800 and warrants to purchase 10,427,029 shares of common stock during the year ended December 31, 2014. Both Dr. Arnold S. Lippa and Jeff E. Margolis, officers and directors of the Company since March 22, 2013, have indirect ownership interests in Aurora through interests held in its members, and Jeff E. Margolis is also an officer of Aurora.

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

During the three months ended March 31, 2015, 25.323705 shares of Series G 1.5% Convertible Preferred Stock, including 0.323705 dividend shares, were converted into 7,673,850 shares of common stock on a cashless basis. During the three months ended June 30, 2015, an aggregate of 538.208190 shares of Series G 1.5% Convertible Preferred Stock, including 8.728190 dividend shares, were converted into 163,093,392 shares of common stock on a cashless basis. During the three months ended September 30, 2015, an aggregate of 57.506190 shares of Series G 1.5% Convertible Preferred Stock, including 1.206190 dividend shares, were converted into 17,426,119 shares of common stock on a cashless basis. There were no conversions of Series G 1.5% Convertible Preferred Stock into shares of common stock during the three months ended December 31, 2015. Accordingly, during the year ended December 31, 2015, 621.038085 shares of Series G 1.5% Convertible Preferred Stock, including 10.258085 dividend shares, were converted into 188,193,359 shares of common stock on a cashless basis.

As of March 31, 2016, the remaining outstanding shares of Series G 1.5% Convertible Preferred Stock were convertible into 78,650,575 shares of the Company’s common stock, including 2,371,791 shares attributable to the 1.5% dividend on such shares of $7,827 accrued as of such date. As of December 31, 2015, the remaining outstanding shares of Series G 1.5% Convertible Preferred Stock were convertible into 78,353,485 shares of the Company’s common stock, including 2,074,698 shares attributable to the 1.5% dividend on such shares of $6,847 accrued as of such date.

On April 17, 2016, the remaining unconverted 259.7 shares of Series G 1.5% Convertible Preferred Stock outstanding (including accrued but unpaid dividends) were automatically and mandatorily redeemed by conversion into 78,706,282 newly issued shares of common stock at a conversion price of $0.0033 per share.

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

On September 18, 2014, Dr. John Greer, Ph.D., was appointed to the position of Chairman of the Company’s Scientific Advisory Board. Dr. Greer is Professor of Physiology and Alberta Innovates - Health Solutions Senior Scientist with the Neuroscience and Mental Health Institute at the University of Alberta, holds two grants regarding research into neuromuscular control of breathing, and is the inventor on the method of treatment patents licensed by the Company with respect to ampakines. In connection with the appointment of Dr. Greer as Chairman of the Company’s Scientific Advisory Board on September 18, 2014, the Board of Directors awarded 2,000,000 shares of common stock of the Company to Dr. Greer (through his wholly-owned consulting company, Progress Scientific, Inc.), vesting 25% upon appointment, 25% on September 30, 2014, 25% on December 31, 2014, and 25% on March 31, 2015. The stock award was valued at $0.066 per share, which was the closing price of the Company’s common stock on September 18, 2014. This stock award was made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. During the period September 18, 2014 through December 31, 2014, the Company recorded charges to operations of $99,000 with respect to this stock award. During the three months ended March 31, 2015, the Company recorded a final charge to operations of $33,000 with respect to this stock award.

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

On August 28, 2015, the Company entered into a Second Amended and Restated Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with various accredited investors (each, a “Purchaser”, and together with purchasers in subsequent closings in the private placement, the “Purchasers”), pursuant to which the Company sold units for aggregate cash consideration of $721,180, with each unit consisting of (i) one share of the Company’s common stock, representing an aggregate of 34,292,917 shares of common stock, and (ii) one warrant to purchase two additional shares of common stock, representing an aggregate of 68,585,834 warrants. This financing represented the initial closing of a private placement of up to $3,000,000. On September 28, 2015, the Company completed a second closing of the Purchase Agreement with various additional Purchasers, pursuant to which the Company sold units for aggregate cash consideration of $218,530, with each unit consisting of (i) one share of the Company’s common stock, representing an aggregate of 10,391,349 shares of common stock, and (ii) one warrant to purchase two additional shares of common stock, representing an aggregate of 20,782,698 Warrants. On November 2, 2015, the Company completed a third closing of the Purchase Agreement with various Purchasers, pursuant to which the Company sold units for aggregate cash consideration of $255,000, with each unit consisting of (i) one share of the Company’s common stock, representing an aggregate of 12,125,536 shares of common stock, and (ii) one warrant to purchase two additional shares of common stock, representing an aggregate of 24,251,072 Warrants. This third closing brought the aggregate amount raised under this private placement as of November 2, 2015 to $1,194,710.

The unit price in each closing of the private placement was $0.02103 (the “Per Unit Price”). The Warrants are exercisable through September 30, 2020 and may be exercised at a price of $0.02103 for each share of Common Stock to be acquired upon exercise. The Purchasers consisted of non-affiliated investors, other than Dr. James S. Manuso, the current President and Chief Executive Officer of the Company, who invested $250,000 in the initial closing of the private placement, and one other investor who invested $301,180 in the private placement and became an affiliate of the Company by virtue of his aggregate stock holdings in the Company. The Warrants do not contain any cashless exercise provisions or reset rights.

No registration rights were granted to any Purchaser in this private placement with respect to (i) the shares of common stock issued as part of the units, (ii) the warrants, or (iii) the shares of common stock issuable upon exercise of the warrants.

Placement agent fees, brokerage commissions, and similar payments were made in the form of cash and warrants to qualified referral sources in connection with certain sales of the shares of common stock and warrants, while other sales, including the sale to Dr. James S. Manuso, did not result in any fees or commissions. Accordingly, the amount of such fees, on a percentage basis, varies in each closing. The fees paid to such referral sources for the initial closing in cash totaled $47,118, or 6.5% of the aggregate amount paid for the units sold. The fees paid in warrants for the initial closing to such referral sources (the warrants paid to qualified referral sources are referred to herein as the “Placement Agent Warrants”) consist of warrants for 2,240,517 shares of common stock, or that number of shares equal to 6.5% of the number of shares of common stock issued as part of the units, but not the shares underlying the warrants. In connection with the second closing, fees paid to referral sources in cash totaled $18,603, or 8.5% of the aggregate amount paid for the units sold, and 884,594 Placement Agent Warrants were issued, or warrants for that number of shares equal to 8.5% of the number of shares of common stock issued as part of the units, but not the shares underlying the Warrants. In connection with the third closing, fees paid to referral sources in cash totaled $25,500, or 10% of the aggregate amount paid for the units sold, and 1,212,553 Placement Agent Warrants were issued, or warrants for that number of shares equal to 10% of the number of shares of common stock issued as part of the units, but not the shares underlying the Warrants. Placement Agent Warrants are exercisable until September 30, 2020 at the Per Unit Price. The Placement Agent Warrants have cashless exercise provisions. One of the placement agents that received Placement Agent Warrants is Aurora. Both Arnold S. Lippa and Jeff E. Margolis, officers and directors of the Company, have indirect ownership interests in Aurora through interests held in its members, and Jeff E. Margolis is also an officer of Aurora. As a result, both Arnold S. Lippa and Jeff E. Margolis, or entities in which they have interests, will receive a portion of the Placement Agent Warrants awarded in this private placement.

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

On January 8, 2016, the Company initiated a new equity private placement, consisting of units of common stock and warrants, up to an aggregate of $2,500,000, with each unit consisting of (i) one share of common stock, and (ii) one warrant to purchase two additional shares of common stock. During the three months ended March 31, 2016, the Company entered into purchase agreements with five accredited and three non-accredited, non-affiliated investors, pursuant to which an aggregate of 8,775,250 shares of common stock and an aggregate of 17,550,500 warrants were sold, generating gross proceeds of $194,635.

The unit price in the private placement closings was $0.02218. The warrants are exercisable at $0.0244, for each share of common stock to be acquired, and expire on February 28, 2021. The warrants have cashless exercise provisions and contain certain “blocker” provisions limiting the percentage of shares of the Company’s common stock that the purchaser can beneficially own upon conversion to not more than 4.99% of the issued and outstanding shares immediately after giving effect to the warrant exercise.

In the case of an acquisition in which the Company is not the surviving entity, the holder of the warrant would receive from any surviving entity or successor to the Company, in exchange for the warrant, a new warrant from the surviving entity or successor to the Company, substantially in the form of the existing warrant and with an exercise price adjusted to reflect the nearest equivalent exercise price of common stock (or other applicable equity interest) of the surviving entity that would reflect the economic value of the warrant, but in the surviving entity.

No registration rights were granted to the purchasers in the private placement with respect to (i) the shares of common stock issued as part of the units, (ii) the warrants, or (iii) the shares of common stock issuable upon exercise of the warrants.

No placement agent fees, brokerage commissions, finder’s fees or similar payments were made in the form of cash or warrants to qualified referral sources in connection with the sale of the shares of common stock and warrants. The Company paid $3,429 in cash to other professionals for services related to the seven closings.

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

A summary of warrant activity for the three months ended March 31, 2016 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2015	156,743,609	$0.02185
Issued	23,530,819	0.02267
Exercised	-	-
Expired	-	-
Warrants outstanding at March 31, 2016	180,274,428	$0.02196	3.81

Warrants exercisable at December 31, 2015	156,743,609	$0.02185
Warrants exercisable at March 31, 2016	180,274,428	$0.02196	3.81

The exercise prices of common stock warrants outstanding and exercisable are as follows at March 31, 2016:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.00396	13,325,514	13,325,514	April 17, 2019
$0.01570	3,350,319	3,350,319	January 29, 2019
$0.20000	2,630,000	2,630,000	February 4, 2019
$0.02103	117,957,268	117,957,268	September 30, 2020
$0.02440	17,550,500	17,550,500	February 28, 2021
$0.03500	25,460,827	25,460,827	September 15, 2016
	180,274,428	180,274,428

Based on a fair market value of $0.0227 per share on March 31, 2016, the intrinsic value of exercisable in-the-money common stock warrants was $477,262 as of March 31, 2016.

A summary of warrant activity for the three months ended March 31, 2015 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2014	25,686,096	$0.01744
Issued	6,419,998	0.03500
Exercised	-	-
Expired	-	-
Warrants outstanding at March 31, 2015	32,106,094	$0.02095	2.08

Warrants exercisable at December 31, 2014	25,686,096	$0.01744
Warrants exercisable at March 31, 2015	32,106,094	$0.02095	2.08

The exercise prices of common stock warrants outstanding and exercisable are as follows at March 31, 2015:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.00396	14,531,953	14,531,953	April 17, 2019
$0.03500	17,574,141	17,574,141	September 15, 2016
	32,106,094	32,106,094

Based on a fair market value of $0.0491 per share on March 31, 2015, the intrinsic value of exercisable in-the-money common stock warrants was $903,768 as of March 31, 2015.

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

On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan (the “2015 Plan”). The 2015 Plan provides for, among other things, the issuance of either or any combination of restricted shares of common stock and non-qualified stock options to purchase up to 150,000,000 shares of the Company’s common stock for periods up to ten years to management, members of the Board of Directors, consultants and advisors. The Company does not intend to present the 2015 Plan to stockholders for approval. On August 18, 2015, the Board of Directors increased the number of shares that may be issued under the 2015 Plan to 250,000,000 shares of the Company’s common stock. On March 31, 2016, the Board of Directors further increased the number of shares that may be issued under the 2015 Plan to 500,000,000 shares of the Company’s common stock.

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

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso to be its new President and Chief Executive Officer. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded Dr. Manuso stock options to purchase a total of 85,081,300 shares of common stock, of which options for 80,000,000 shares were granted pursuant to the Company’s 2015 Plan and options for 5,081,300 shares were granted pursuant to the Company’s 2014 Plan. The stock options vested 50% on August 18, 2015 (at issuance), 25% on February 18, 2016, and will vest 25% on August 18, 2016, and will expire on August 18, 2025. The exercise price of the stock options was established on the grant date at $0.0197 per share, which is equal to the simple average of the most recent four full trading weeks, weekly Volume Weighted Average Prices (“VWAPs”) of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $0.0216 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $1,786,707. During the three months ended March 31, 2016, the Company recorded a charge to operations of $222,727, with respect to these stock options. See Note 8 for additional information with respect to other provisions of the employment agreement.

On August 18, 2015, the Company also entered into employment agreements with Dr. Arnold S. Lippa, its new Chief Scientific Officer, Robert N. Weingarten, its Vice President and Chief Financial Officer, and Jeff E. Margolis, its Vice President, Treasurer and Secretary. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded to each of those officers stock options to purchase a total of 10,000,000 shares of common stock pursuant to the Company’s 2015 Plan. The stock options vested 25% on December 31, 2015, 25% on March 31, 2016, and will vest 25% on June 30, 2016 and 25% on September 30, 2016, and will expire on August 18, 2022. The exercise price of the stock options was established on the grant date at $0.0197 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $0.0216 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $609,000. During the three months ended March 31, 2016, the Company recorded a charge to operations of $135,831, with respect to these stock options. See Note 8 for additional information with respect to other provisions of the employment agreements.

Additionally, on August 18, 2015, the Board of Directors of the Company awarded stock options for 3,000,000 shares of common stock to each of seven other individuals who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan, representing stock options for a total of 21,000,000 shares of common stock. The stock options vested 25% on December 31, 2015, 25% on March 31, 2016, and will vest 25% on June 30, 2016 and 25% on September 30, 2016, and will expire on August 18, 2020 as to stock options for 9,000,000 shares of common stock and August 18, 2022 as to stock options for 12,000,000 shares of common stock. The exercise price of the stock options was established on the grant date at $0.0197 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $0.0216 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $430,800. During the three months ended March 31, 2016, the Company recorded a charge to operations of $110,702, with respect to these stock options.

On December 11, 2015, the Company entered into a consulting agreement for investor relations services, which provided for the payment of a fee for such services through the granting of non-qualified stock options to purchase a total of 2,857,143 shares of common stock pursuant to the Company’s 2015 Plan. The stock options will vest in equal installments on the last day of each month during the term of the consulting agreement, ranging from December 11, 2015 through March 31, 2016, and will expire on December 11, 2020. The exercise price of the stock options was established on the grant date at $0.021 per share, which was the closing market price of the Company’s common stock on the date of grant. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $58,286. During the three months ended March 31, 2016, the Company recorded a charge to operations of $50,286, with respect to these stock options.

On March 31, 2016, the Board of Directors of the Company awarded stock options for a total of 170,000,000 shares of common stock in various quantities to twelve individuals who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan. The stock options vested 25% on March 31, 2016, and will vest 25% on June 30, 2016, 25% on September 30, 2016 and 25% on December 31, 2016, and will expire on March 31, 2021. The exercise price of the stock options was established on the grant date at $0.0227 per share, which was the closing market price of the Company’s common stock on such date. The aggregate grant date fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was $3,774,000. During the three months ended March 31, 2016, the Company recorded a charge to operations of $951,825 with respect to these stock options.

See Note 5 for information with respect to the issuance of common stock options in connection with the settlement of debt obligations.

Information with respect to common stock awards issued to officers and directors as compensation is provided above under “Common Stock.”

A summary of stock option activity for the three months ended March 31, 2016 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2015	251,823,581	$0.0241
Granted	170,000,000	0.0227
Expired	-	-
Forfeited	-	-
Options outstanding at March 31, 2016	421,823,581	$0.0235	6.07

Options exercisable at December 31, 2015	168,890,074	$0.0262
Options exercisable at March 31, 2016	247,928,256	$0.0247	5.46

Total deferred compensation expense for the outstanding value of 173,895,324 unvested stock options was approximately $3,637,000 at March 31, 2016, which is being recognized subsequent to March 31, 2016 over a weighted-average period of approximately 8.2 months.

The exercise prices of common stock options outstanding and exercisable were as follows at March 31, 2016:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.0175	29,148,028	29,148,028	June 30, 2020
$0.0197	9,000,000	4,500,000	August 18, 2020
$0.0197	42,000,000	21,000,000	August 18, 2022
$0.0197	85,081,300	63,810,975	August 18, 2025
$0.0210	2,857,143	2,857,143	December 11, 2020
$0.0227	170,000,000	42,875,000	March 31, 2021
$0.0250	55,000,000	55,000,000	June 30, 2022
$0.0400	2,400,000	2,400,000	March 13, 2019
$0.0400	1,250,000	1,250,000	April 14, 2019
$0.0430	1,100,000	1,100,000	March 14, 2024
$0.0476	2,520,442	2,520,442	April 8, 2020
$0.0490	800,000	800,000	February 28, 2024
$0.0500	15,000,000	15,000,000	July 17, 2019
$0.0512	500,000	500,000	January 29, 2020
$0.0600	3,083,334	3,083,334	July 17, 2022
$0.0600	2,083,334	2,083,334	August 10, 2022
	421,823,581	247,928,256

Based on a fair market value of $0.0227 per share on March 31, 2016, the intrinsic value of exercisable in-the-money common stock options was $424,360 as of March 31, 2016.

A summary of stock option activity for the three months ended March 31, 2015 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2014	25,716,668	$0.0500
Granted	500,000	0.0510
Expired	-	-
Forfeited	-	-
Options outstanding at March 31, 2015	26,216,668	$0.0500	5.20

Options exercisable at December 31, 2014	25,716,668	$0.0500
Options exercisable at March 31, 2015	26,216,668	$0.0500	5.20

The exercise prices of common stock options outstanding and exercisable were as follows at March 31, 2015:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.0400	2,400,000	2,400,000	March 13, 2019
$0.0400	1,250,000	1,250,000	April 14, 2019
$0.0430	1,100,000	1,100,000	March 14, 2024
$0.0490	800,000	800,000	February 28, 2024
$0.0500	15,000,000	15,000,000	July 17, 2019
$0.0510	500,000	500,000	January 29, 2020
$0.0600	3,083,334	3,083,334	July 17, 2022
$0.0600	2,083,334	2,083,334	August 10, 2022
	26,216,668	26,216,668

Based on a fair market value of $0.0491 per share on March 31, 2015, the intrinsic value of exercisable in-the-money common stock options was $40,005 as of March 31, 2015.

For the three months ended March 31, 2016 and 2015, stock-based compensation costs included in the condensed consolidated statements of operations consisted of general and administrative expenses of $1,030,831 and $0, respectively, and research and development expenses of $440,540 and $72,000, respectively.

Pier Contingent Stock Consideration

In connection with the merger transaction with Pier effective August 10, 2012, RespireRx issued 58,417,893 newly issued shares of its common stock with an aggregate fair value of $3,271,402 ($0.056 per share), based upon the closing price of RespireRx’s common stock on August 10, 2012. The shares of common stock were distributed to stockholders, convertible note holders, warrant holders, option holders, and certain employees and vendors of Pier in satisfaction of their interests and claims. The common stock issued by RespireRx represented approximately 41% of the 144,041,556 common shares outstanding immediately following the closing of the transaction.

Pursuant to the terms of the transaction, RespireRx agreed to issue additional contingent consideration, consisting of up to 18,314,077 shares of common stock, to Pier’s former security holders and certain other creditors and service providers (the “Pier Stock Recipients”) that received RespireRx’s common stock as part of the Pier transaction if certain of RespireRx’s stock options and warrants outstanding immediately prior to the closing of the merger were subsequently exercised. In the event that such contingent shares were issued, the ownership percentage of the Pier Stock Recipients, following their receipt of such additional shares, could not exceed their ownership percentage as of the initial transaction date.

The stock options and warrants outstanding at June 30, 2012 were all out-of-the-money on August 10, 2012. During late July and early August 2012, shortly before completion of the merger, the Company issued options to officers and directors at that time to purchase a total of 7,361,668 shares of common stock exercisable for ten years at $0.06 per share. By October 1, 2012, these options, as well as the options and warrants outstanding at June 30, 2012, were also out-of-the-money and continued to be out-of-the-money through March 31, 2016.

There were no stock options or warrants exercised subsequent to August 10, 2012 that triggered additional contingent consideration, and the only remaining stock options outstanding that could still trigger the additional contingent consideration generally remained out-of-the-money through March 31, 2016. As of March 31, 2016, due to the expirations and forfeitures of RespireRx stock options and warrants occurring since August 10, 2012, 2,111,445 contingent shares of common stock remained issuable under the Pier merger agreement.

The Company concluded that the issuance of any of the contingent shares to the Pier Stock Recipients was remote, as a result of the large spread between the exercise prices of these stock options and warrants as compared to the common stock trading range, the subsequent expiration or forfeiture of most of the options and warrants, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants have generally remained out-of-the-money (and increasingly so) through March 31, 2016. Accordingly, the Company considered the fair value of the contingent consideration to be immaterial and therefore did not ascribe any value to such contingent consideration. If any such shares are ultimately issued to the former Pier stockholders, the Company will recognize the fair value of such shares as a charge to operations at that time.

Reserved and Unreserved Shares of Common Stock

At March 31, 2016, the Company had 1,400,000,000 shares of common stock authorized and 498,622,133 shares of common stock issued and outstanding. Furthermore, as of March 31, 2016, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred Stock; 180,274,428 shares for issuance upon exercise of warrants; 421,823,581 shares for issuance upon exercise of outstanding stock options; 20,551,702 shares to cover equity grants available for future issuance pursuant to the 2014 Plan; 103,507,142 shares to cover equity grants available for future issuance pursuant to the 2015 Plan; 78,650,575 shares for issuance upon conversion of the Series G 1.5% Convertible Preferred Stock; 18,766,564 shares for issuance upon conversion of the 10% Convertible Notes; and 2,111,445 shares issuable as contingent shares pursuant to the Pier merger. Accordingly, as of March 31, 2016, the Company had an aggregate of 825,689,116 shares of common stock reserved for issuance and 75,688,751 shares of common stock unreserved and available for future issuance. The Company expects to satisfy its future common stock commitments through the issuance of authorized but unissued shares of common stock.

7. Related Party Transactions

Dr. Arnold S. Lippa and Jeff E. Margolis, officers and directors of the Company since March 22, 2013, have indirect ownership interests and managing memberships in Aurora Capital LLC (“Aurora”) through interests held in its members, and Jeff. E. Margolis is also an officer of Aurora. Aurora is a boutique investment banking firm specializing in the life sciences sector that is also a full service brokerage firm.

On March 31, 2013, the Company accrued $85,000 as reimbursement for legal fees incurred by Aurora in conjunction with the removal of the Company’s prior Board of Directors on March 22, 2013, which amount has been included in accounts payable and accrued expenses at March 31, 2016 and December 31, 2015.

On June 30, 2015, the Board of Directors of the Company awarded cash bonuses totaling $215,000, including an aggregate of $195,000 to certain of the Company’s executive officers and an aggregate of $20,000 to the independent members of the Company’s Board of Directors. The cash bonuses awarded to executive officers were as follows: Dr. Arnold S. Lippa - $75,000; Jeff E. Margolis - $60,000; and Robert N. Weingarten - $60,000. The cash bonuses awarded to the two independent members of the Company’s Board of Directors were as follows: James E. Sapirstein - $10,000; and Kathryn MacFarlane - $10,000. The cash bonuses totaling $215,000 were awarded as partial compensation for services rendered by such persons from January 1, 2015 through June 30, 2015, and are included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at March 31, 2016 and December 31, 2015.

On June 30, 2015, the Board of Directors also established cash compensation arrangements for certain of the Company’s executive officers at the following monthly rates: Dr. Arnold S. Lippa - $12,500; Jeff E. Margolis - $10,000; and Robert N. Weingarten - $10,000. In addition, the Company established quarterly cash board fees for the two independent members of the Company’s Board of Directors as follows: James E. Sapirstein - $5,000; and Kathryn MacFarlane - $5,000. This compensation was payable in arrears and commenced on July 1, 2015. These compensation arrangements have been extended through December 31, 2016. On August 18, 2015, the cash compensation arrangements for these executive officers were further revised as described below.

Both the cash bonuses and the cash monthly compensation will be accrued but not paid until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis.

Effective August 18, 2015, Company entered into new employment agreements with Dr. Arnold S. Lippa, Robert N. Weingarten and Jeff E. Margolis which superseded the compensation arrangements previously established for those officers on June 30, 2015, excluding the cash bonuses referred to above. See Note 8 for additional information with respect to the employment agreements entered into on August 18, 2015.

During the three months ended March 31, 2016 and 2015, the Company charged $0 and $10,000, respectively, to operations for consulting services rendered by an entity controlled by family members of Dr. Arnold S. Lippa.

See Notes 4 and 6 for a description of other transactions between the Company and Aurora.

See Note 4 for a description of advances and notes payable to officers.

8. Commitments and Contingencies

Pending or Threatened Legal Actions and Claims

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

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements at March 31, 2016 and December 31, 2015 with respect to such matters, including, specifically, the matters noted below. The Company intends to vigorously defend itself in the event that either of the matters described above results in the filing of a lawsuit.

Significant agreements and contracts are summarized as follows:

Employment and Consulting Agreements

Richard Purcell was appointed as the Company’s Senior Vice President of Research and Development effective October 15, 2014. Mr. Purcell provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc., through which the Company has contracted for his services, for a monthly cash fee of $12,500. Additional information with respect to shares of common stock issued to Mr. Purcell is provided at Note 6. Cash compensation expense pursuant to this agreement totaled $37,500 for the three months ended March 31, 2016 and 2015, and is included in research and development expenses in the Company’s condensed consolidated statements of operations for such periods.

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso, Ph.D., to be its new President and Chief Executive Officer. Pursuant to the agreement, which is for an initial term of three years, Dr. Manuso is to receive an initial annual base salary of $375,000, subject to certain conditions, which will increase to $450,000 annually upon the first anniversary of his contract, again subject to certain conditions being met. Dr. Manuso will also be eligible to receive bonuses ranging from $100,000 to $300,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Dr. Manuso was granted stock options to acquire 85,081,300 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans in the discretion of the Board of Directors. Dr. Manuso had also agreed to purchase newly issued securities of the Company in an amount of $250,000, which was accomplished by Dr. Manuso’s participation in the first closing of the unit offering of common stock and warrants on August 28, 2015, as described at Note 6. Dr. Manuso will also receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $16,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. He will also be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Manuso is provided at Note 6. The payment obligation associated with the first year base salary is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time, scheduled payments are to commence. Cash compensation accrued pursuant to this agreement totaled $256,460 for the period August 18, 2015 through March 31, 2016, including $110,400 for the three months ended March 31, 2016, and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at March 31, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Dr. Manuso was also appointed to the Company’s Board of Directors and elected as Vice Chairman of the Board of Directors. Dr. Manuso will not receive any additional compensation for serving as Vice Chairman and on the Board of Directors.

On August 18, 2015, concurrently with the hiring of Dr. James S. Manuso as its new President and Chief Executive Officer, the Company accepted the resignation of Dr. Arnold S. Lippa, as President and Chief Executive Officer. Dr. Lippa continues to serve as the Company’s Executive Chairman and a member of the Board of Directors. Also on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term of three years, Dr. Lippa is to receive an initial annual base salary of $300,000, subject to certain conditions, which will increase to $375,000 annually upon the first anniversary of his contract, again subject to certain conditions being met. Dr. Lippa will also be eligible to receive bonuses ranging from $75,000 to $150,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 10,000,000 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa will also receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $12,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. He will also be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Lippa is provided at Note 6. The payment obligation associated with the first year base salary is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time, scheduled payments are to commence. Cash compensation accrued pursuant to this agreement totaled $198,839 for the period August 18, 2015 through March 31, 2016, including $80,400 for the three months ended March 31, 2016, and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at March 31, 2016, and in research and development expenses in the Company’s condensed consolidated statement of operations. Cash compensation accrued to Dr. Lippa under a prior superseded arrangement, while still serving as the Company’s President and Chief Executive Officer, totaled $19,758 for the period July 1, 2015 through August 17, 2015 and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at March 31, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Dr. Lippa will not receive any additional compensation for serving as Executive Chairman and on the Board of Directors.

On August 18, 2015, the Company also entered into employment agreements with Jeff E. Margolis, in his continuing role as Vice President, Secretary and Treasurer, and Robert N. Weingarten, in his continuing role as Vice President and Chief Financial Officer. Pursuant to the agreements, which are for initial terms of one year, Mr. Margolis and Mr. Weingarten are each to receive an initial annual base salary of $195,000, subject to certain conditions, and each will also be eligible to receive bonuses ranging from $65,000 to $125,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Mr. Margolis and Mr. Weingarten each were granted stock options to acquire 10,000,000 shares of common stock of the Company and both are eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Margolis and Mr. Weingarten will also each receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $9,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. Both will also be reimbursed for business expenses. Additional information with respect to the stock options granted to Mr. Margolis and Mr. Weingarten is provided at Note 6. The payment obligations associated with both of their first year base salaries is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time, scheduled payments are to commence. Cash compensation accrued pursuant to these agreements totaled $267,840 ($133,920 each) for the period August 18, 2015 through March 31, 2016, including $108,300 ($54,150 each) for the three months ended March 31, 2016, and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at March 31, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Cash compensation accrued to Mr. Margolis and Mr. Weingarten under prior superseded arrangements totaled $31,612 ($15,806 each) for the period July 1, 2015 through August 17, 2015 and is also included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at March 31, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Mr. Margolis and Mr. Weingarten also continue to serve as Directors of the Company, but will not receive any additional compensation for serving on the Board of Directors.

University of California, Irvine License Agreements

The Company entered into a series of license agreements in 1993 and 1998 with the University of California, Irvine (“UCI”) that granted the Company proprietary rights to certain chemical compounds that acted as ampakines and to their therapeutic uses. These agreements granted the Company, among other provisions, exclusive rights: (i) to practice certain patents and patent applications, as defined in the license agreement, that were then held by UCI; (ii) to identify, develop, make, have made, import, export, lease, sell, have sold or offer for sale any related licensed products; and (iii) to grant sub-licenses of the rights granted in the license agreements, subject to the provisions of the license agreements. The Company was required, among other terms and conditions, to pay UCI a license fee, royalties, patent costs and certain additional payments.

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

On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its consolidated financial statements at March 31, 2016 and December 31, 2015.

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

Following that announcement, the Company entered into discussions with Biovail regarding the future of the respiratory depression project. In March 2011, the Company entered into a new agreement with Biovail to reacquire the ampakine compounds, patents and rights that Biovail had acquired from the Company in March 2010. The new agreement provided for potential future payments of up to $15,150,000 by the Company based upon the achievement of certain developments, including New Drug Application submissions and approval milestones. Biovail is also eligible to receive additional payments of up to $15,000,000 from the Company based upon the Company’s net sales of an intravenous dosage form of the compounds for respiratory depression.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The 2015 minimum annual royalty of $100,000 was paid as scheduled in December 2015. In the year after the first application for market approval is submitted to the FDA and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000. During the three months ended March 31, 2016 and 2015, the Company recorded a charge to operations of $25,000 with respect to its minimum annual royalty obligation, which is included in research and development expenses in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2016 and 2015.

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

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (currently approximately US$112,000), consisting of approximately CAD$85,000 (currently approximately US$66,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (currently approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (currently approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (currently approximately US$15,000). As of March 31, 2016, CAD$85,000 (currently approximately US$66,000) was payable through September 1, 2016 under this agreement. The conversion to US dollars above utilizes an exchange rate of US$0.77 for every CAD$1.00.

The University of Alberta will receive matching funds through a grant from the Canadian Institutes of Health Research in support of the research. The Company will retain the rights to research results and any patentable intellectual property generated by the research. Dr. John Greer, Chairman of the Company’s Scientific Advisory Board and faculty member of the Department of Physiology, Perinatal Research Centre and Women & Children’s Health Research Institute, and Alberta Innovates - Health Sciences Senior Scientist with the Neuroscience and Mental Health Institute at the University of Alberta, will collaborate on this research. The studies are expected to be completed in 2016.

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

Duke University Clinical Trial Agreement

On January 27, 2015, the Company entered into a Clinical Study and Research Agreement (the “Agreement”) with Duke University to develop and conduct a protocol for a program of clinical study and research at a total cost of $50,579, which was completed in March 2015 and charged to research and development expenses during the three months ended March 31, 2015. On October 30, 2015, the Agreement was amended to provide for additional services with respect to the Company’s Phase 2A clinical trial of CX1739 at a cost of $558,268, which services are expected to be provided in 2016. During the three months ended March 31, 2016, the Company charged $151,150 to research and development expenses with respect to work conducted pursuant to the amended Agreement.

Sharp Clinical Services, Inc. Agreement

On August 31, 2015, the Company entered into an agreement with Sharp Clinical Services, Inc. to provide packaging, labeling, distribution and analytical services for the Company with respect to CX1739 at a budgeted cost of $109,833, of which the remainder of such services of $45,041 is expected to be provided in 2016.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2016 aggregating $3,075,319 at March 31, 2016. Amounts included in the 2016 column represent amounts contractually due at March 31, 2016 during the remainder of the 2016 fiscal year ending December 31, 2016.

		Payments Due By Year
	Total	2016	2017	2018	2019	2020
Research and development contracts	$73,101	$73,101	$—	$—	$—	$—
Clinical trial agreements	518,772	518,772	—	—	—	—
License agreements	475,000	75,000	100,000	100,000	100,000	100,000
Employment and consulting agreements*	2,120,100	800,250	754,200	565,650	—	—
Total	$3,186,973	$1,467,123	$854,200	$665,650	$100,000	$100,000

*The payment of such amounts is subject to the Company reaching certain financing milestones, as described above.

10. Subsequent Events

Series G 1.5% Convertible Preferred Stock

On April 17, 2016, the remaining unconverted 259.7 shares of Series G 1.5% Convertible Preferred Stock outstanding (including accrued but unpaid dividends) were automatically and mandatorily redeemed by conversion into 78,706,282 newly issued shares of common stock at a conversion price of $0.0033 per share.

Additional Closings of 2016 Private Placement

As described at Note 6, on January 8, 2016, the Company initiated a new equity private placement, consisting of units of common stock and warrants, up to an aggregate of $2,500,000, with each unit consisting of (i) one share of common stock, and (ii) one warrant to purchase two additional shares of common stock. During the three months ended March 31, 2016, the Company entered into purchase agreements with five accredited and three non-accredited, non-affiliated investors, pursuant to which an aggregate of 8,775,250 shares of common stock and an aggregate of 17,550,500 warrants were sold, generating gross proceeds of $194,635. During the period from April 1, 2016 through May 9, 2016, the Company entered into purchase agreements with two accredited, non-affiliated investors, pursuant to which an aggregate of 2,479,712 shares of common stock and an aggregate of 4,959,424 warrants were sold, generating gross proceeds of $55,000.

The unit price in the closings of the private placement was $0.02218. The warrants are exercisable at $0.0244, for each share of common stock to be acquired, and expire on February 28, 2021. The warrants include cashless exercise provisions and contain certain “blocker” provisions limiting the percentage of shares of the Company’s common stock that the purchaser can beneficially own upon conversion to not more than 4.99% of the issued and outstanding shares immediately after giving effect to the warrant exercise.

No registration rights were granted to the purchaser in the private placement with respect to (i) the shares of common stock issued as part of the units, (ii) the warrants, or (iii) the shares of common stock issuable upon exercise of the warrants.

Unit Exchange Agreements and Warrant Exercises

As described at Note 6, the Company entered into a unit offering with various accredited investors during the period from August 28, 2015 through November 2, 2015, for the sale of units, with each unit consisting of one share of the Company’s common stock and one warrant to purchase two additional shares of common stock. The warrants issued in this unit offering are exercisable through September 30, 2020 at a per unit price of $0.02103 for each share of common stock to be acquired upon exercise. Dr. James S. Manuso, the Company’s President and Chief Executive Officer, invested $250,000 in this unit offering. The shares of common stock issued in the unit offering and issuable upon exercise of the warrants were not subject to any registration rights.

During the period from April 1, 2016 through May 9, 2016, the Company entered into Unit Exchange Agreements with various accredited investors, including two affiliates, one of whom was Dr. Manuso, and the other of whom was a non-officer/director affiliate, both as described below. The Unit Exchange Agreements were substantially similar, and provided for the investors to exchange (i) existing warrants to purchase an aggregate of 56,320,496 shares of the Company’s common stock, plus (ii) an aggregate of $422,404 in cash, in return for (i) an aggregate of 28,160,248 shares of the Company’s common stock, and (ii) new warrants to purchase an aggregate of 28,160,248 shares of the Company’s common stock with an exercise price of $0.015 per share. The new warrants have the same expiration date as the original warrants (September 30, 2020) and may be exercised for cash or on a cashless basis at $0.015 per share.

The Company entered into a Unit Exchange Agreement with Dr. Manuso effective April 7, 2016, pursuant to which Dr. Manuso exchanged a warrant to purchase 23,775,558 shares of the Company’s common stock that was originally issued to him in the Company’s August 28, 2015 unit offering, plus $178,317 in cash, in return for 11,887,779 shares of the Company’s common stock and the issuance of a new warrant to purchase 11,887,779 shares of the Company’s common stock. The new warrant has the same expiration date as the original warrant (September 30, 2020) and may be exercised for cash or on a cashless basis at $0.015 per share. The closing market price of the Company’s common stock on April 7, 2016 was $0.0239 per share.

The Company entered into Unit Exchange Agreements with a non-officer/director affiliate (and his affiliate) effective May 4, 2016, pursuant to which this affiliate exchanged warrants to purchase 28,642,892 shares of the Company’s common stock that were originally issued to the affiliate in the Company’s August 28, 2015 unit offering, plus $214,822 in cash, in return for 14,321,446 shares of the Company’s common stock and the issuance of new warrants to purchase 14,321,446 shares of the Company’s common stock. The new warrants have the same expiration date as the original warrants (September 30, 2020) and may be exercised for cash or on a cashless basis at $0.015 per share. The closing market price of the Company’s common stock on May 4, 2016 was $0.018 per share.

10% Convertible Note Exchange Agreements and Warrant Exercises

As described at Note 4, on November 5, 2014, December 9, 2014, December 31, 2014 and February 2, 2015, the Company entered into purchase agreements with various accredited, non-affiliated investors, pursuant to which the Company sold an aggregate principal amount of $579,500 of its 10% convertible notes originally due September 15, 2015 and warrants to purchase shares of common stock. The convertible notes were convertible into a fixed number of shares of the Company’s common stock equal to the quotient obtained by dividing the outstanding principal amount, plus any accrued and unpaid interest, by $0.035. Each warrant to purchase shares of common stock was exercisable into a fixed number of shares of common stock of the Company calculated as each investor’s investment amount divided by $0.035. The warrants were originally exercisable through September 15, 2015 at a fixed price of $0.035 per share and did not have any cashless exercise provisions. The shares of common stock issuable upon conversion of the notes and exercise of the warrants were not subject to any registration rights.

Also as described at Note 4, on August 13, 2015, pursuant to the terms of the notes, the Company elected to extend the maturity date of the notes to September 15, 2016. As a consequence of this election, under the terms of the notes, the Company was required to issue to note holders 8,903,684 additional warrants (the “New Warrants”) that are exercisable through September 15, 2016. As set forth in the notes, the New Warrants are exercisable for that number of shares of common stock of the Company calculated as the principal amount of the notes (an aggregate amount of $579,500), plus accrued and unpaid interest (an aggregate amount of $43,758), multiplied by 50%, and then divided by $0.035. The New Warrants otherwise have terms substantially similar to the original 16,557,142 warrants issued to the investors. In connection with the extension of the maturity date of the notes, the Board of Directors of the Company also determined to extend the termination date of the 16,557,142 original warrants to September 15, 2016, so that they were coterminous with the new maturity date of the notes.

During the period from April 1, 2016 through May 9, 2016, the Company entered into Note Exchange Agreements with various accredited investors, including one non-officer/director affiliate, as described below, representing an aggregate of $303,500 of principal amount of the 10% convertible notes. The Note Exchange Agreements were substantially similar, and provided for the investors to exchange their notes, original warrants and New Warrants (collectively, the “Exchanged Securities”), plus cash, in exchange for shares of the Company’s common stock. In the aggregate, $344,493 of principal amount (including accrued interest of $40,993) of the 10% convertible notes, original warrants to purchase 8,671,428 shares of the Company’s common stock and New Warrants to purchase 4,634,042 shares of the Company’s common stock, plus an aggregate of $232,846 in cash, were exchanged for 32,990,233 shares of the Company’s common stock. All of the Exchanged Securities were cancelled as a result of the respective exchange transactions. The Company entered into one Note Exchange Agreement with a non-officer/director affiliate effective May 4, 2016, pursuant to which this affiliate exchanged $28,498 of principal amount (including accrued interest of $3,498) of the 10% convertible notes, original warrants to purchase 714,286 shares of the Company’s common stock and New Warrants to purchase 382,837 shares of the Company’s common stock, plus $19,200 in cash, in return for 2,725,579 shares of the Company’s common stock.

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

On May 8, 2007, RespireRx entered into a license agreement, as subsequently amended, with the University of Alberta granting RespireRx exclusive rights to method of treatment patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. These patents, along with RespireRx’s own patents claiming chemical structures, comprise RespireRx’s principal intellectual property supporting RespireRx’s research and clinical development program in the use of ampakines for the treatment of respiratory disorders. RespireRx has completed preclinical studies indicating that several of its ampakines, including CX717, CX1739 and CX1942, were efficacious in treating drug induced respiratory depression caused by opioids or certain anesthetics without offsetting the analgesic effects of the opioids or the anesthetic effects of the anesthetics. In two clinical Phase 2 studies, one of which was published in a peer-reviewed journal, CX717, a predecessor compound to CX1739 and CX1942, antagonized the respiratory depression produced by fentanyl, a potent narcotic, without affecting the analgesia produced by this drug. In addition, RespireRx has conducted a Phase 2A clinical study in which patients with sleep apnea were administered CX1739, RespireRx’s lead clinical compound. The results suggested that CX1739 might have use as a treatment for central sleep apnea (“CSA”) and mixed sleep apnea, but not obstructive sleep apnea (“OSA”).

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

Prior to the merger, Pier conducted a 21 day, randomized, double-blind, placebo-controlled, dose escalation Phase 2 clinical study in 22 patients with OSA, in which dronabinol produced a statistically significant reduction in the Apnea-Hypopnea Index, the primary therapeutic end-point, and was observed to be safe and well tolerated. The University of Illinois and three other research centers are currently investigating dronabinol in a potentially pivotal, six week, double-blind, placebo-controlled Phase 2B clinical trial in 120 patients with OSA. The University of Illinois has indicated that it expects the final data collection under this clinical trial to be completed in May 2016. The Company is not managing or funding this ongoing clinical trial. This clinical trial is fully funded by the National Heart, Lung and Blood Institute of the National Institutes of Health.

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

The License Agreement was terminated effective March 21, 2013, due to the Company’s failure to make a required payment. Subsequently, current management opened negotiations with the University of Illinois, and as a result, the Company ultimately entered into a new license agreement (the “2014 License Agreement”) with the University of Illinois on June 27, 2014, the material terms of which were similar to the License Agreement that was terminated on March 21, 2013.

The Company filed an Investigational New Drug (“IND”) application with the FDA in September 2015 to conduct a double-blind, placebo-controlled, dose-ascending Phase 2A clinical trial in approximately 18 subjects to determine the ability of orally administered CX1739, the Company’s proprietary lead ampakine, to prevent the respiratory depression produced by remifentanil, a potent opioid, without altering remifentanil’s analgesic properties. The clinical protocol was designed to evaluate the safety and efficacy of three escalating doses of CX1739 versus placebo when administered prior to remifentanil, with respiration, analgesia and a number of other clinical measures being taken after administration of both drugs. The commencement of this clinical trial was subject to resolution of two deficiencies raised by the FDA in its clinical hold letter issued in November 2015. These issues were satisfactorily resolved in early 2016, and the FDA removed the clinical hold on the Company’s IND for CX1739 on February 25, 2016, thus allowing for the initiation of the clinical trial. During March 2016, upon receiving unconditional approval from the Institutional Review Board (“IRB”) of the Duke Clinical Research Unit, this Phase 2A clinical trial at Duke University School of Medicine was initiated. The Company expects to incur approximately $750,000 of direct costs in 2016 with respect to this clinical trial (of which approximately $163,000 was incurred during the three months ended March 31, 2016), to complete the final data collection with respect to the clinical trial by the end of May 2016, and to issue a report on the results of the clinical trial during the third quarter of 2016. Subsequent to March 31, 2016, the Company paid Duke University an upfront advance for clinical trial costs of $111,654.

Recent Developments

Series G 1.5% Convertible Preferred Stock

On April 17, 2016, the remaining unconverted 259.7 shares of Series G 1.5% Convertible Preferred Stock outstanding (including accrued but unpaid dividends) were automatically and mandatorily redeemed by conversion into 78,706,282 newly issued shares of common stock at a conversion price of $0.0033 per share.

Additional Closings of 2016 Private Placement

On January 8, 2016, the Company initiated a new equity private placement, consisting of units of common stock and warrants, up to an aggregate of $2,500,000, with each unit consisting of (i) one share of common stock, and (ii) one warrant to purchase two additional shares of common stock. During the three months ended March 31, 2016, the Company entered into purchase agreements with five accredited and three non-accredited, non-affiliated investors, pursuant to which an aggregate of 8,775,250 shares of common stock and an aggregate of 17,550,500 warrants were sold, generating gross proceeds of $194,635. During the period from April 1, 2016 through May 9, 2016, the Company entered into purchase agreements with two accredited, non-affiliated investors, pursuant to which an aggregate of 2,479,712 shares of common stock and an aggregate of 4,959,424 warrants were sold, generating gross proceeds of $55,000.

The unit price in the closings of the private placement was $0.02218. The warrants are exercisable at $0.0244, for each share of common stock to be acquired, and expire on February 28, 2021. The warrants include cashless exercise provisions and contain certain “blocker” provisions limiting the percentage of shares of the Company’s common stock that the purchaser can beneficially own upon conversion to not more than 4.99% of the issued and outstanding shares immediately after giving effect to the warrant exercise.

No registration rights were granted to the purchaser in the private placement with respect to (i) the shares of common stock issued as part of the units, (ii) the warrants, or (iii) the shares of common stock issuable upon exercise of the warrants.

Unit Exchange Agreements and Warrant Exercises

The Company entered into a unit offering with various accredited investors during the period from August 28, 2015 through November 2, 2015, for the sale of units, with each unit consisting of one share of the Company’s common stock and one warrant to purchase two additional shares of common stock. The warrants issued in this unit offering are exercisable through September 30, 2020 at a per unit price of $0.02103 for each share of common stock to be acquired upon exercise. Dr. James S. Manuso, the Company’s President and Chief Executive Officer, invested $250,000 in this unit offering. The shares of common stock issued in the unit offering and issuable upon exercise of the warrants were not subject to any registration rights.

During the period from April 1, 2016 through May 9, 2016, the Company entered into Unit Exchange Agreements with various accredited investors, including two affiliates, one of whom was Dr. Manuso, and the other of whom was a non-officer/director affiliate, both as described below. The Unit Exchange Agreements were substantially similar, and provided for the investors to exchange (i) existing warrants to purchase an aggregate of 56,320,496 shares of the Company’s common stock, plus (ii) an aggregate of $422,404 in cash, in return for (i) an aggregate of 28,160,248 shares of the Company’s common stock, and (ii) new warrants to purchase an aggregate of 28,160,248 shares of the Company’s common stock with an exercise price of $0.015 per share. The new warrants have the same expiration date as the original warrants (September 30, 2020) and may be exercised for cash or on a cashless basis at $0.015 per share.

The Company entered into a Unit Exchange Agreement with Dr. Manuso effective April 7, 2016, pursuant to which Dr. Manuso exchanged a warrant to purchase 23,775,558 shares of the Company’s common stock that was originally issued to him in the Company’s August 28, 2015 unit offering (which was cancelled as a result of the exchange transaction), plus $178,317 in cash, in return for 11,887,779 shares of the Company’s common stock and the issuance of a new warrant to purchase 11,887,779 shares of the Company’s common stock. The new warrant has the same expiration date as the original warrant (September 30, 2020) and may be exercised for cash or on a cashless basis at $0.015 per share. The closing market price of the Company’s common stock on April 7, 2016 was $0.0239 per share.

The Company entered into Unit Exchange Agreements with a non-officer/director affiliate (and his affiliate) effective May 4, 2016, pursuant to which this affiliate exchanged warrants to purchase 28,642,892 shares of the Company’s common stock that were originally issued to the affiliate in the Company’s August 28, 2015 unit offering, plus $214,822 in cash, in return for 14,321,446 shares of the Company’s common stock and the issuance of new warrants to purchase 14,321,446 shares of the Company’s common stock. The new warrants have the same expiration date as the original warrants (September 30, 2020) and may be exercised for cash or on a cashless basis at $0.015 per share. The closing market price of the Company’s common stock on May 4, 2016 was $0.018 per share.

10% Convertible Note Exchange Agreements and Warrant Exercises

On November 5, 2014, December 9, 2014, December 31, 2014 and February 2, 2015, the Company entered into purchase agreements with various accredited, non-affiliated investors, pursuant to which the Company sold an aggregate principal amount of $579,500 of its 10% convertible notes originally due September 15, 2015 and warrants to purchase shares of common stock. The convertible notes were convertible into a fixed number of shares of the Company’s common stock equal to the quotient obtained by dividing the outstanding principal amount, plus any accrued and unpaid interest, by $0.035. Each warrant to purchase shares of common stock was exercisable into a fixed number of shares of common stock of the Company calculated as each investor’s investment amount divided by $0.035. The warrants were originally exercisable through September 15, 2015 at a fixed price of $0.035 per share and did not have any cashless exercise provisions. The shares of common stock issuable upon conversion of the notes and exercise of the warrants were not subject to any registration rights.

On August 13, 2015, pursuant to the terms of the notes, the Company elected to extend the maturity date of the notes to September 15, 2016. As a consequence of this election, under the terms of the notes, the Company was required to issue to note holders 8,903,684 additional warrants (the “New Warrants”) that are exercisable through September 15, 2016. As set forth in the notes, the New Warrants are exercisable for that number of shares of common stock of the Company calculated as the principal amount of the notes (an aggregate amount of $579,500), plus accrued and unpaid interest (an aggregate amount of $43,758), multiplied by 50%, and then divided by $0.035. The New Warrants otherwise have terms substantially similar to the original 16,557,142 warrants issued to the investors. In connection with the extension of the maturity date of the notes, the Board of Directors of the Company also determined to extend the termination date of the 16,557,142 original warrants to September 15, 2016, so that they were coterminous with the new maturity date of the notes.

During the period from April 1, 2016 through May 9, 2016, the Company entered into Note Exchange Agreements with various accredited investors, including one non-officer/director affiliate, as described below, representing an aggregate of $303,500 of principal amount of the 10% convertible notes. The Note Exchange Agreements were substantially similar, and provided for the investors to exchange their notes, original warrants and New Warrants (collectively, the “Exchanged Securities”), plus cash, in exchange for shares of the Company’s common stock. In the aggregate, $344,493 of principal amount (including accrued interest of $40,993) of the 10% convertible notes, original warrants to purchase 8,671,428 shares of the Company’s common stock and New Warrants to purchase 4,634,042 shares of the Company’s common stock, plus an aggregate of $232,846 in cash, were exchanged for 32,990,233 shares of the Company’s common stock. All of the Exchanged Securities were cancelled as a result of the respective exchange transactions. The Company entered into one Note Exchange Agreement with a non-officer/director affiliate effective May 4, 2016, pursuant to which this affiliate exchanged $28,498 of principal amount (including accrued interest of $3,498) of the 10% convertible notes, original warrants to purchase 714,286 shares of the Company’s common stock and New Warrants to purchase 382,837 shares of the Company’s common stock, plus $19,200 in cash, in return for 2,725,579 shares of the Company’s common stock.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $2,680,951 for the three months ended March 31, 2016 and $5,961,892 for the fiscal year ended December 31, 2015, and negative operating cash flows of $343,300 for the three months ended March 31, 2016 and $1,296,100 for the fiscal year ended December 31, 2015. The Company also had a stockholders’ deficiency of $3,783,947 at March 31, 2016, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2015, has expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently, and has for some time, been in significant financial distress. It has limited cash resources and current assets and has no ongoing source of sustainable revenue. Management is continuing to address various aspects of the Company’s operations and obligations, including, without limitation, debt obligations, financing requirements, intellectual property, licensing agreements, legal and patent matters and regulatory compliance, and has continued to raise new debt and equity capital to fund the Company’s business activities from both related and unrelated parties.

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including a recent increase in the Company’s research and development activities. The Company regularly evaluates various measures to satisfy the Company’s liquidity needs, including developing agreements with collaborative partners and, when necessary, seeking to exchange or restructure the Company’s outstanding securities. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company has not yet evaluated the impact of the adoption of ASU 2016-02 on the Company’s financial statement presentation or disclosures.

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

Through the merger with Pier, the Company gained access to the License Agreement that Pier had entered into with the University of Illinois on October 10, 2007. The Pier License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of sleep related breathing disorders (including sleep apnea), of which dronabinol is a specific example of one type of cannabinoid. Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Dronabinol is currently approved by the FDA and is sold generically for use in refractory chemotherapy-induced nausea and vomiting, as well as for anorexia in patients with AIDS. Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with OSA. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol. The Pier License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment and on June 27, 2014, the Company entered into the 2014 License Agreement with the University of Illinois, the material terms of which were similar to the Pier License Agreement that had been terminated. If the Company is unable to comply with the terms of the 2014 License Agreement, such as an inability to make the payments required thereunder, the Company would be at risk of the 2014 License Agreement being terminated.

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

The Company considered the face value of the convertible notes to be representative of their fair value. The Company determined the fair value of the warrants based on the Black-Scholes option-pricing model. The relative fair value method generated respective fair values for each of the convertible notes and the warrants of approximately 50% for the convertible notes and approximately 50% for the warrants. Once these values were determined, the fair value of the warrants and the fair value of the beneficial conversion feature (which were calculated based on the effective conversion price) were recorded as a reduction to the face value of the promissory note obligation. As a result, this aggregate debt discount reduced the carrying value of the convertible notes to zero at each issuance date. The excess amount generated from this calculation was not recorded, as the carrying value of a convertible note cannot be reduced below zero. The aggregate debt discount was amortized as interest expense over the original term of the convertible notes. The difference between the amortization of the debt discount calculated based on the straight-line method and the effective yield method was not material.

The cash fees paid to placement agents and for legal costs incurred from November 5, 2014 through February 2, 2015 with respect to this financing were deferred and capitalized as deferred offering costs and were amortized to interest expense over the original term of the convertible notes through September 15, 2015 on the straight-line method. The placement agent warrants were considered as an additional cost of the offering and were included in deferred offering costs at fair value. The difference between the amortization of the deferred offering costs calculated based on the straight-line method and the effective yield method was not material.

On August 13, 2015, the Company elected to extend the maturity date of the convertible notes to September 15, 2016. As a consequence of this election, under the terms of the convertible notes, the Company was required to issue to convertible note holders additional warrants (the “New Warrants”). In connection with the extension of the maturity date of the convertible notes, the Board of Directors of the Company determined to extend the termination date of the original warrants, so that they were coterminous with the new maturity date of the convertible notes.

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

The Company deferred the debt modification costs related to the modification of the convertible notes and the issuance of the New Warrants (consisting of the fair value of the New Warrants) over the remaining term of the extended notes. The Company accounted for such costs as a discount to the convertible notes and amortized such costs to interest expense over the extended term of the convertible notes on the straight-line method. The difference between the amortization of these costs calculated based on the straight-line method and the effective yield method was not material.

The Company deferred the debt modification costs related to the extension of the original warrants (consisting of the fair value of the extension of the original warrants) over the remaining term of the extended convertible notes. The Company accounted for such costs as a discount to the convertible notes and amortized such costs to interest expense over the extended term of the convertible notes on the straight-line method. The difference between the amortization of these costs calculated based on the straight-line method and the effective yield method was not material.

The closing market price of the Company’s common stock on the extension date of September 15, 2015 was $0.031 per share, as compared to the fixed conversion price of the convertible notes and the fixed exercise price of both the original warrants and the New Warrants of $0.035 per share. The Company has accounted for the beneficial conversion features with respect to the extension of the convertible notes and the extension of the original warrants and the issuance of the New Warrants in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options.

The Company considered the face value of the convertible notes, plus the accrued interest thereon, to be representative of their fair value. The relative fair value method generated respective fair values for each of the convertible notes, including accrued interest, and the New Warrants and extension of the original warrants, of approximately 55% for the convertible notes, including accrued interest, and approximately 45% for the New Warrants and extension of the original warrants. Once these values were determined, the fair value of the New Warrants and extension of the original warrants and the fair value of the beneficial conversion feature (which were calculated based on the effective conversion price) were recorded as a reduction to the face value of the promissory note obligation. The aggregate debt discount was amortized as interest expense over the extended term of the promissory notes. The difference between the amortization of the debt discount calculated based on the straight-line method and the effective yield method was not material.

Research Grants

The Company recognizes revenues from research grants as earned based on the percentage-of-completion method of accounting and issues invoices for contract amounts billed based on the terms of the grant agreement. Amounts recorded under research grants in excess of amounts earned are classified as unearned grant revenue liability in the Company’s consolidated balance sheet. Grant receivable reflects contractual amounts due and payable under the grant agreement. The payment of grants receivable are based on progress reports provided to the grant provider by the Company. The research grant was completed in April 2015. The Company has filed all required progress reports.

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

Stock grants, which are generally subject to time-based vesting, are measured at the grant date fair value and charged to operations ratably over the vesting period.

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

License Agreements

Obligations incurred with respect to mandatory payments provided for in license agreements are recognized ratably over the appropriate period, as specified in the underlying license agreement, and are recorded as liabilities in the Company’s condensed consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s condensed consolidated statement of operations. Obligations incurred with respect to milestone payments provided for in license agreements are recognized when it is probable that such milestone will be reached, and are recorded as liabilities in the Company’s condensed consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s condensed consolidated statement of operations. Payments of such liabilities are made in the ordinary course of business.

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred.

Results of Operations

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended March 31,
	2016	2015

Grant revenues	$-	$74,534

Operating expenses:
General and administrative	1,499,640	229,900
Research and development	917,136	440,792
Total operating expenses	2,416,776	670,692
Loss from operations	(2,416,776)	(596,158)
Gain on settlement with former management	-	92,550
Interest expense	(246,765)	(228,534)
Foreign currency transaction (loss) gain	(17,410)	4,190
Net loss	(2,680,951)	(727,952)
Adjustments related to Series G 1.5% Convertible Preferred Stock:
Dividends on Series G 1.5% Convertible Preferred Stock	(981)	(3,198)

Net loss attributable to common stockholders	$(2,681,932)	$(731,150)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	495,932,569	238,705,800

Three Months Ended March 31, 2016 and 2015

Revenues. During the three months ended March 31, 2016 and 2015, the Company had research grant revenues of $0 and $74,534, respectively. The research grant revenues during the three months ended March 31, 2015 were related to a contract with the National Institute on Drug Abuse entered into on September 18, 2014 and completed in early 2015.

General and Administrative. For the three months ended March 31, 2016, general and administrative expenses were $1,499,640, an increase of $1,269,740, as compared to $229,900 for the three months ended March 31, 2015. The increase in general and administrative expenses for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, is primarily due to an increase in stock-based compensation of $1,030,831, and an increase in salaries, employee benefits and board fees of $229,406.

Stock-based compensation costs included in general and administrative expenses were $1,030,831 for the three months ended March 31, 2016, as compared to $0 for the three months ended March 31, 2015, reflecting an increase of $1,030,831. The increase in stock-based compensation reflects the amortization of costs relating to stock options granted to members of management, the Company’s Board of Directors and to outside consultants. Salaries, employee benefits and board fees included in general and administrative expenses were $229,406 for the three months ended March 31, 2016, as compared to $0 for the three months ended March 31, 2015, reflecting an increase of $229,406. The net change reflects the Company’s shift in compensation philosophy for its officers and directors beginning in mid-2015 from entirely stock-based compensation to a combination of stock-based compensation and compensation payable in cash.

Research and Development. For the three months ended March 31, 2016, research and development expenses were $917,136, an increase of $476,344, as compared to $440,792 for the three months ended March 31, 2015. The increase in research and development expenses for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, is primarily a result of an increase in stock-based compensation of $368,540, an increase in salaries and employee benefits of $50,873, and an increase in patent related legal fees of $31,501.

Stock-based compensation costs included in research and development expenses were $440,540 for the three months ended March 31, 2016, as compared to $72,000 for the three months ended March 31, 2015, reflecting an increase of $368,540. The increase in stock-based compensation reflects the amortization of costs relating to stock options granted to members of management and to outside consultants engaged in research and development activities. Salaries and employee benefits included in research and development expenses were $80,400 for the three months ended March 31, 2016, as compared to $29,527 for the three months ended March 31, 2015, reflecting an increase of $50,873. The net change reflects the Company’s shift in compensation philosophy for its officers beginning in mid-2015 from entirely stock-based compensation to a combination of stock-based compensation and compensation payable in cash.

Gain on Settlement with Former Management. During the three months ended March 31, 2015, the Company recorded a gain of $92,550 as a result of a settlement agreement with its former Vice President and Chief Financial Officer that resulted in the settlement of potential claims. In conjunction with such settlement agreement, the Company paid a total of $26,000 (including $775 of interest) in cash and issued stock options to purchase 500,000 shares of common stock exercisable at $0.512 per share for a period of five years, which were valued pursuant to the Black-Scholes option-pricing model at $25,450.

Interest Expense. During the three months ended March 31, 2016, interest expense was $246,765 (including $98,366 to related parties), an increase of $18,231, as compared to $228,534 (including $0 to related parties) for the three months ended March 31, 2015. The net increase in interest expense of $18,231 consists of an increase of $96,636 attributable to the fair value of fully vested warrants issued to the Company’s Chief Executive Officer and Chief Scientific Officer in connection with working capital loans made by them to the Company during the three months ended March 31, 2016, offset primarily by a decrease of $82,604 in the amortization of debt discounts and capitalized financing costs associated with the convertible note financing and subsequent extension. The amortization of debt discounts and capitalized financing costs charged to interest expense during the three months ended March 31, 2016 aggregated $120,490, as compared to $203,094 during the three months ended March 31, 2015.

Foreign Currency Transaction (Loss) Gain. Foreign currency transaction loss was $17,410 for the three months ended March 31, 2016, as compared to a foreign currency transaction gain of $4,190 for the three months ended March 31, 2015. The foreign currency transaction (loss) gain relates to the $399,774 loan from SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd., made in June 2012, which is denominated in the South Korean Won.

Net Loss. For the three months ended March 31, 2016, the Company incurred a net loss of $2,680,951, as compared to a net loss of $727,952 for the three months ended March 31, 2015.

Dividends on Series G 1.5% Convertible Preferred Stock. For the three months ended March 31, 2016, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings were $981. For the three months ended March 31, 2015, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and April 17, 2014 closings were $3,198. The decrease in dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock of $2,217 is due to conversions of Series G 1.5% Convertible Preferred Stock into common stock that have occurred since issuance in 2014. On April 17, 2016, the remaining unconverted 259.7 shares of Series G 1.5% Convertible Preferred Stock outstanding (including accrued but unpaid dividends) were automatically and mandatorily redeemed by conversion into 78,706,282 newly issued shares of common stock at a conversion price of $0.0033 per share.

Net Loss Attributable to Common Stockholders. For the three months ended March 31, 2016, the Company incurred a net loss attributable to common stockholders of $2,681,932, as compared to a net loss attributable to common stockholders of $731,150 for the three months ended March 31, 2015.

Liquidity and Capital Resources - March 31, 2016

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $2,680,951 for the three months ended March 31, 2016 and $5,961,892 for the fiscal year ended December 31, 2015, and negative operating cash flows of $343,300 for the three months ended March 31, 2016 and $1,296,100 for the fiscal year ended December 31, 2015, had a stockholders’ deficiency of $3,783,947 at March 31, 2016, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2015, has expressed substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2016, the Company had a working capital deficit of $3,838,542, as compared to a working capital deficit of $2,922,279 at December 31, 2015, reflecting an increase in the working capital deficit of $916,263 for the three months ended March 31, 2016. The increase in the working capital deficit during the three months ended March 31, 2016 is comprised primarily of an increase in total current liabilities of $913,053. The increase in total current liabilities of $913,053 consists of a net increase in notes payable of $269,042, including an increase in notes payable to officers of $106,929, and an increase in accounts payable and accrued liabilities of $644,011, including an increase in accrued compensation of $309,100.

At March 31, 2016, the Company had cash aggregating $6,053, as compared to $53,199 at December 31, 2015, reflecting a decrease in cash of $47,146 for the three months ended March 31, 2016. The decrease in cash during the three months ended March 31, 2016 was primarily the result of cash utilized in operating activities.

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

To meet minimum operating needs, from June 2013 through March 2014, the Chairman of the Company’s Board of Directors and then Chief Executive Officer advanced short-term loans to the Company aggregating $150,000 for working capital purposes. In March and April 2014, the Company completed a private placement by selling 928.5 shares of its Series G 1.5% Convertible Preferred Stock for gross proceeds of $928,500 and repaid the aggregate advances. The Company’s Chairman and then Chief Executive Officer invested $250,000 in the Series G 1.5% Convertible Preferred Stock private placement. During November and December 2014, the Company sold short-term convertible notes and warrants in an aggregate principal amount of $369,500 to various accredited investors and an additional $210,000 of such short-term convertible notes and warrants in February 2015. The Company terminated this financing, which generated aggregate gross proceeds of $579,500, effective February 18, 2015. In June 2015, the Company’s Chairman and then Chief Executive Officer advanced $40,000 to the Company in the form of a short-term loan for working capital purposes. In August through November 2015, the Company completed three closings of a private placement by selling 56,809,802 units of its common stock and warrants for gross proceeds of $1,194,710 and repaid the short-term loan of $40,000 plus accrued interest of $877. The Company’s current President and Chief Executive Officer invested $250,000 in the August 2015 closing of this private placement.

On August 13, 2015, the Company elected to extend the maturity date of the convertible notes with an aggregate principal amount of $579,500 to September 15, 2016. As a consequence of this election, under the terms of the notes, the Company was required to issue to convertible note holders 8,903,684 additional warrants (the “New Warrants”) that are exercisable through September 15, 2016. As set forth in the convertible notes, the New Warrants are exercisable for that number of shares of common stock of the Company calculated as the principal amount of the convertible notes (an aggregate amount of $579,500), plus any accrued and unpaid interest (an aggregate amount of $43,758), multiplied by 50%, and then divided by $0.035. The New Warrants otherwise have terms substantially similar to the 16,557,142 original warrants issued to the investors. In connection with the extension of the maturity date of the convertible notes, the Board of Directors of the Company determined to extend the termination date of the 16,557,142 original warrants to September 15, 2016, so that they were coterminous with the new maturity date of the notes.

On January 8, 2016, the Company initiated a new private placement of common stock and warrants that generated gross proceeds of $194,635 during the three months ended March 31, 2016. During the three months ended March 31, 2016, the Company’s Chief Executive Officer and Chief Scientific Officer each advanced $52,600 to the Company for working capital purposes under secured demand promissory notes payable aggregating $105,200, with interest at 10% per annum. As additional consideration for making the loans, the Company’s Chief Executive Officer and Chief Scientific Officer received warrants to purchase shares of common stock, as described at Note 4 to the Condensed Consolidated Financial Statements for the three months ended March 31, 2016 and 2015. Subject to completion of a subsequent financing transaction, the Company currently expects to repay these loans during the three months ended September 30, 2016.

Subsequent to March 31, 2016, the Company entered into various financing and exchange transactions to raise additional working capital and relieve short-term debt obligations, as described above at “Recent Developments,” which included the exchange of $303,500 of the $579,500 principal amount of the 10% convertible notes due September 15, 2016. In addition, on April 17, 2016, the remaining unconverted 259.7 shares of Series G 1.5% Convertible Preferred Stock outstanding (including accrued but unpaid dividends) were automatically and mandatorily redeemed by conversion into 78,706,282 newly issued shares of common stock at a conversion price of $0.0033 per share.

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including a recent increase in the Company’s research and development activities. The Company regularly evaluates various measures to satisfy the Company’s liquidity needs, including developing agreements with collaborative partners and, when necessary, seeking to exchange or restructure the Company’s outstanding securities. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

Operating Activities. For the three months ended March 31, 2016, operating activities utilized cash of $343,300, as compared to utilizing cash of $200,403 for the three months ended March 31, 2015, to support the Company’s ongoing research and development activities.

Investing Activities. For the three months ended March 31, 2016, the Company had no investing activities. For the three months ended March 31, 2015, investing activities utilized cash of $2,497 for the acquisition of equipment.

Financing Activities. For the three months ended March 31, 2016, financing activities generated cash of $296,154, consisting primarily of $194,635 in proceeds from the common stock and warrant unit financing and $105,200 in proceeds from officer loans. For the three months ended March 31, 2015, financing activities generated cash of $194,300, consisting $210,000 in proceeds from the convertible note and warrant financing offset by the payment of financing costs of $15,700 relating to the convertible note and warrant financing.

Principal Commitments

Employment Agreements

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso to be its new President and Chief Executive Officer. Pursuant to the agreement, which is for an initial term of three years, Dr. Manuso is to receive an initial annual base salary of $375,000, subject to certain conditions, which will increase to $450,000 annually upon the first anniversary of his contract, again subject to certain conditions being met. Dr. Manuso will also be eligible to receive bonuses ranging from $100,000 to $300,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Dr. Manuso was granted stock options to acquire 85,081,300 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans in the discretion of the Board of Directors. Dr. Manuso had also agreed to purchase newly issued securities of the Company in an amount of $250,000, which was accomplished by Dr. Manuso’s participation in the first closing of the unit offering of common stock and warrants on August 28, 2015. Dr. Manuso will also receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $16,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. He will also be reimbursed for business expenses. The payment obligation associated with the first year base salary is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time, scheduled payments are to commence. Cash compensation accrued pursuant to this agreement totaled $256,460 for the period August 18, 2015 through March 31, 2016, including $110,400 for the three months ended March 31, 2016, and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at March 31, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Dr. Manuso was also appointed to the Company’s Board of Directors and elected as Vice Chairman of the Board of Directors. Dr. Manuso will not receive any additional compensation for serving as Vice Chairman and on the Board of Directors.

On August 18, 2015, concurrently with the hiring of Dr. James S. Manuso as its new President and Chief Executive Officer, the Company accepted the resignation of Dr. Arnold S. Lippa, as President and Chief Executive Officer. Dr. Lippa continues to serve as the Company’s Executive Chairman and a member of the Board of Directors. Also on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term of three years, Dr. Lippa is to receive an initial annual base salary of $300,000, subject to certain conditions, which will increase to $375,000 annually upon the first anniversary of his contract, again subject to certain conditions being met. Dr. Lippa will also be eligible to receive bonuses ranging from $75,000 to $150,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 10,000,000 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa will also receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $12,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. He will also be reimbursed for business expenses. The payment obligation associated with the first year base salary is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time, scheduled payments are to commence. Cash compensation accrued pursuant to this agreement totaled $198,839 for the period August 18, 2015 through March 31, 2016, including $80,400 for the three months ended March 31, 2016, and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at March 31, 2016, and in research and development expenses in the Company’s condensed consolidated statement of operations. Cash compensation accrued to Dr. Lippa under a prior superseded arrangement, while still serving as the Company’s President and Chief Executive Officer, totaled $19,758 for the period July 1, 2015 through August 17, 2015 and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at March 31, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Dr. Lippa will not receive any additional compensation for serving as Executive Chairman and on the Board of Directors.

On August 18, 2015, the Company also entered into employment agreements with Jeff E. Margolis, in his continuing role as Vice President, Secretary and Treasurer, and Robert N. Weingarten, in his continuing role as Vice President and Chief Financial Officer. Pursuant to the agreements, which are for initial terms of one year, Mr. Margolis and Mr. Weingarten are each to receive an initial annual base salary of $195,000, subject to certain conditions, and each will also be eligible to receive bonuses ranging from $65,000 to $125,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Mr. Margolis and Mr. Weingarten each were granted stock options to acquire 10,000,000 shares of common stock of the Company and both are eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Margolis and Mr. Weingarten will also each receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $9,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. Both will also be reimbursed for business expenses. The payment obligations associated with both of their first year base salaries is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time, scheduled payments are to commence. Cash compensation accrued pursuant to these agreements totaled $267,840 ($133,920 each) for the period August 18, 2015 through March 31, 2016, including $108,300 ($54,150 each) for the three months ended March 31, 2016, and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at March 31, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Cash compensation accrued to Mr. Margolis and Mr. Weingarten under prior superseded arrangements totaled $31,612 ($15,806 each) for the period July 1, 2015 through August 17, 2015 and is also included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at March 31, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Mr. Margolis and Mr. Weingarten also continue to serve as Directors of the Company, but will not receive any additional compensation for serving on the Board of Directors.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The 2015 minimum annual royalty of $100,000 was paid as scheduled in December 2015. In the year after the first application for market approval is submitted to the FDA and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000. During the three months ended March 31, 2016 and 2015, the Company recorded a charge to operations of $25,000 with respect to its minimum annual royalty obligation, which is included in research and development expenses in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2016 and 2015.

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

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (currently approximately US$112,000), consisting of approximately CAD$85,000 (currently approximately US$66,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (currently approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (currently approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (currently approximately US$15,000). As of March 31, 2016, CAD$85,000 (currently approximately US$66,000) was payable through September 1, 2016 under this agreement. The conversion to US dollars above utilizes an exchange rate of US$0.77 for every CAD$1.00.

The University of Alberta will receive matching funds through a grant from the Canadian Institutes of Health Research in support of the research. The Company will retain the rights to research results and any patentable intellectual property generated by the research. Dr. John Greer, Chairman of the Company’s Scientific Advisory Board and faculty member of the Department of Physiology, Perinatal Research Centre and Women & Children’s Health Research Institute, and Alberta Innovates - Health Sciences Senior Scientist with the Neuroscience and Mental Health Institute at the University of Alberta, will collaborate on this research. The studies are expected to be completed in 2016.

Duke University Clinical Trial Agreement

On January 27, 2015, the Company entered into a Clinical Study and Research Agreement (the “Agreement”) with Duke University to develop and conduct a protocol for a program of clinical study and research at a total cost of $50,579, which was completed in March 2015 and charged to research and development expenses during the three months ended March 31, 2015. On October 30, 2015, the Agreement was amended to provide for additional services with respect to the Company’s Phase 2A clinical trial of CX1739 at a cost of $558,268, which services are expected to be provided in 2016. During the three months ended March 31, 2016 the Company charged $151,150 to research and development expenses with respect to work conducted pursuant to the amended Agreement.

Sharp Clinical Services, Inc. Agreement

On August 31, 2015, the Company entered into an agreement with Sharp Clinical Services, Inc. to provide packaging, labeling, distribution and analytical services for the Company with respect to CX1739 at a budgeted cost of $109,833, of which the remainder of such services of $45,041 is expected to be provided in 2016.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2016 aggregating $3,075,319 at March 31, 2016. Amounts included in the 2016 column represent amounts contractually due at March 31, 2016 during the remainder of the 2016 fiscal year ending December 31, 2016.

		Payments Due By Year
	Total	2016	2017	2018	2019	2020
Research and development contracts	$73,101	$73,101	$—	$—	$—	$—
Clinical trial agreements	518,772	518,772	—	—	—	—
License agreements	475,000	75,000	100,000	100,000	100,000	100,000
Employment and consulting agreements*	2,120,100	800,250	754,200	565,650	—	—
Total	$3,186,973	$1,467,123	$854,200	$665,650	$100,000	$100,000

*The payment of such amounts is subject to the Company reaching certain financing milestones, as described above.

Off-Balance Sheet Arrangements

At March 31, 2016, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements at March 31, 2016 and December 31, 2015 with respect to such matters, including, specifically, the matters noted below. The Company intends to vigorously defend itself in the event that either of the matters described above results in the filing of a lawsuit.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 29, 2016 (the “2015 Form 10-K”). The Risk Factors set forth in the 2015 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2015 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 8, 2016, the Company initiated a new equity private placement, consisting of units of common stock and warrants, up to an aggregate of $2,500,000, with each unit consisting of (i) one share of common stock, and (ii) one warrant to purchase two additional shares of common stock. During the three months ended March 31, 2016, the Company entered into purchase agreements with five accredited and three non-accredited, non-affiliated investors, pursuant to which an aggregate of 8,775,250 shares of common stock and an aggregate of 17,550,500 warrants were sold, generating gross proceeds of $194,635. During the period from April 1, 2016 through May 9, 2016, the Company entered into purchase agreements with two accredited, non-affiliated investors, pursuant to which an aggregate of 2,479,712 shares of common stock and an aggregate of 4,959,424 warrants were sold, generating gross proceeds of $55,000.

The unit price in the private placement closings was $0.02218. The warrants are exercisable at $0.0244, for each share of common stock to be acquired, and expire on February 28, 2021. The warrants have cashless exercise provisions and contain certain “blocker” provisions limiting the percentage of shares of the Company’s common stock that the purchaser can beneficially own upon conversion to not more than 4.99% of the issued and outstanding shares immediately after giving effect to the warrant exercise. The purchasers were accredited, non-affiliated investors.

The offer and sale of the shares of common stock and the warrants in the private placement were made in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder.

On March 31, 2016, the Board of Directors of the Company awarded stock options for a total of 170,000,000 shares of common stock in various quantities to twelve individuals who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan. The stock options vested 25% on March 31, 2016, and will vest 25% on June 30, 2016, 25% on September 30, 2016 and 25% on December 31, 2016, and will expire on March 31, 2021. The exercise price of the stock options was established on the grant date at $0.0227 per share, which was the closing market price of the Company’s common stock on such date. The aggregate grant date fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was $3,774,000. During the three months ended March 31, 2016, the Company recorded a charge to operations of $951,825 with respect to these stock options.

On April 17, 2016, the remaining unconverted 259.7 shares of Series G 1.5% Convertible Preferred Stock outstanding (including accrued but unpaid dividends) were automatically and mandatorily redeemed by conversion into 78,706,282 newly issued shares of common stock at a conversion price of $0.0033 per share.

Additional information with respect to the transactions described above is provided in the Notes to the Condensed Consolidated Financial Statements for the three months ended March 31, 2016 and 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“Samyang”), an approximately 20% common stockholder of the Company at that time. Samyang was a significant stockholder and a related party at the time of the transaction, but was not considered a significant stockholder or related party at March 31, 2016. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although Samyang has not issued a notice of default or a demand for repayment. The Company believes that Samyang is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company is continuing efforts towards a comprehensive resolution of the aforementioned matters involving Samyang.

Note payable to Samyang consists of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	183,218	171,257
Foreign currency transaction adjustment	7,947	(9,463)
	$590,939	$561,568

Interest expense with respect to this promissory note was $11,961 and $11,993 for the three months ended March 31, 2016 and 2015, respectively.

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

RESPIRERX PHARMACEUTICALS INC.
(Registrant)

Date: May 13, 2016	By:	/s/ JAMES S. MANUSO
James S. Manuso
President and Chief Executive Officer

Date: May 13, 2016	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1	Form of Purchase Agreement (including the Form of Warrant), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 11, 2016.

10.2	Form of Demand Promissory Note, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 3, 2016.

10.3	Form of Warrant, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on February 3, 2016.

10.4	Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2016.

10.5	Form of Unit Exchange Agreement (including the Form of Warrant), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2016.

10.6	Form of Note Exchange Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2016.

99.1	Agreement between the Company and the Medications Development Program of the National Institute of Drug Abuse, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 19, 2016.

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed.”

