Form 10-Q
period 2016-06-30
RespireRx Pharmaceuticals Inc.
filed 2016-08-12
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [  ] No [X]

As of August 5, 2016, the Company had 656,159,420 shares of common stock, $0.001 par value, issued and outstanding.

RESPIRERX PHARMACEUTICALS INC.
AND SUBSIDIARY

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of RespireRx Pharmaceuticals Inc. (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and we intend that such forward-looking statements be subject to the safe harbor created thereby. These might include statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about research and development efforts, including, but not limited to, preclinical and clinical research design, execution, timing, costs and results, future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$347,256	$53,199
Advance on research contract	111,654	-
Deferred financing costs	-	3,429
Prepaid expenses, including current portion of long-term prepaid insurance of $14,945 at June 30, 2016 and December 31, 2015	69,749	29,144

Total current assets	528,659	85,772
Equipment, net of accumulated depreciation of $12,253 and $8,776 at June 30, 2016 and December 31, 2015, respectively	8,644	12,121
Long-term prepaid insurance, net of current portion of $14,945 at June 30, 2016 and December 31, 2015	40,476	47,949

Total assets	$577,779	$145,842

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including $136,990 and $111,688 payable to related parties at June 30, 2016 and December 31, 2015, respectively	$1,941,821	$1,434,429
Accrued compensation and related expenses	1,321,859	710,409
10% convertible notes payable, including accrued interest of $46,757 and $61,388, net of unamortized discounts of $48,557 and $342,932 at June 30, 2016 and December 31, 2015, respectively	274,200	297,956
Note payable to SY Corporation, including accrued interest of $195,178 and $171,257 at June 30, 2016 and December 31, 2015, respectively	596,908	561,568
Notes payable to officers, including accrued interest of $4,352	109,552	-
Other short-term notes payable	28,227	3,689

Total current liabilities	4,272,567	3,008,051

Commitments and contingencies (Note 8)

Stockholders’ deficiency:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.09812 per share: 3,679	21,703	21,703
Series G 1.5% cumulative mandatorily convertible preferred stock, $0.001 par value, $1,000 per share stated value and liquidation preference; aggregate liquidation preference (including dividends) $258,566 at December 31, 2015; shares authorized: 1,700; shares issued and outstanding: 258.6 at December 31, 2015; common shares issuable upon conversion at 303,030.3 common shares per Series G share: 78,353,485 shares, including 2,074,698 shares issuable for dividends of $6,847 at December 31, 2015	-	258,566
Common stock, $0.001 par value; shares authorized: 1,400,000,000; shares issued and outstanding: 656,159,420 and 489,846,883 at June 30, 2016 and December 31, 2015, respectively	656,159	489,847
Additional paid-in capital	149,320,569	144,647,529
Accumulated deficit	(153,693,219)	(148,279,854)

Total stockholders’ deficiency	(3,694,788)	(2,862,209)

Total liabilities and stockholders’ deficiency	$577,779	$145,842

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Grant revenues	$-	$12,382	$-	$86,916

Operating expenses:
General and administrative, including $1,173,955 and $657,600 to related parties for the three months ended June 30, 2016 and 2015, respectively, and $2,337,366 and $667,600 to related parties for the six months ended June 30, 2016 and 2015, respectively	1,422,605	800,393	2,922,245	1,030,293
Research and development, including $425,473 and $96,200 to related parties for the three months ended June 30, 2016 and 2015, respectively, and $843,433 and $172,489 to related parties for the six months ended June 30, 2016 and 2015, respectively	926,920	272,340	1,844,056	713,132
Total operating expenses	2,349,525	1,072,733	4,766,301	1,743,425
Loss from operations	(2,349,525)	(1,060,351)	(4,766,301)	(1,656,509)
Gain (loss) from settlements with former management	-	(840)	-	91,710
Gain from settlements with service providers	-	75,375	-	75,375
Fair value of inducement to effect exchange of 10% convertible notes payable for common stock	(188,274)	-	(188,274)	-
Interest expense, including $2,623 and $164 to related parties for the three months ended June 30, 2016 and 2015, respectively, and $100,989 and $164 to related parties for the six months ended June 30, 2016 and 2015, respectively	(199,441)	(269,433)	(446,206)	(497,968)
Foreign currency transaction gain (loss)	5,991	5,617	(11,419)	9,808
Net loss	(2,731,249)	(1,249,632)	(5,412,200)	(1,977,584)
Adjustments related to Series G 1.5% Convertible Preferred Stock:
Dividend on Series G 1.5% Convertible Preferred Stock	(184)	(1,574)	(1,165)	(4,772)

Net loss attributable to common stockholders	$(2,731,433)	$(1,251,206)	$(5,413,365)	$(1,982,356)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	612,737,935	375,150,770	554,335,252	307,305,205

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Six Months Ended June 30, 2016

	Series B		Series G 1.5%
	Convertible		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency

Balance, December 31, 2015	37,500	$21,703	258.6	$258,566	489,846,883	$489,847	$144,647,529	$(148,279,854)	$(2,862,209)
Sale of common stock units in private placement	-	-	-	-	13,975,883	13,976	296,009	-	309,985
Costs incurred in connection with sale of common stock units	-	-	-	-	-	-	(3,429)	-	(3,429)
Common stock issued in connection with 10% convertible notes payable exchanges	-	-	-	-	32,990,233	32,990	544,339	-	577,329
Common stock issued in connection with unit exchanges	-	-	-	-	35,292,916	35,293	494,101	-	529,394
Common stock issued to service providers	-	-	-	-	5,347,223	5,347	90,903	-	96,250
Fair value of common stock options issued as compensation	-	-	-	-	-	-	2,785,182	-	2,785,182
Fair value of common stock warrants issued as additional consideration in connection with loans from officers	-	-	-	-	-	-	96,636	-	96,636
Fair value of inducement to effect conversion of 10% convertible notes payable into common stock	-	-	-	-	-	-	188,274	-	188,274
Dividends on Series G 1.5% Convertible Preferred Stock	-	-	1.1	1,165	-	-	-	(1,165)	-
Mandatory conversion of Series G 1.5% Convertible Preferred Stock	-	-	(259.7)	(259,731)	78,706,282	78,706	181,025	-	-
Net loss	-	-	-	-	-	-	-	(5,412,200)	(5,412,200)
Balance, June 30, 2016	37,500	$21,703	-	$-	656,159,420	$656,159	$149,320,569	$(153,693,219)	$(3,694,788)

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(5,412,200)	$(1,977,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,477	3,641
Amortization of debt discounts (including beneficial conversion feature) related to convertible notes payable	177,876	364,981
Write-off of unamortized debt discounts (including beneficial conversion feature) related to exchange of 10% convertible notes payable for common stock	116,499	-
Fair value of inducement to effect exchange of 10% convertible notes payable for common stock	188,274	-
Amortization of capitalized financing costs	-	78,822
Fair value of warrants issued as additional consideration in connection with loans from officers	96,636	-
Gains from settlement(s) -
With former management	-	(91,710)
With service providers	-	(75,375)
Stock-based compensation expense included in -
General and administrative expenses	1,984,118	438,600
Research and development expenses	801,064	145,400
Foreign currency transaction gain (loss)	11,419	(9,808)
Changes in operating assets and liabilities:
(Increase) decrease in -
Grant receivable	-	48,000
Advance on research contract	(111,654)	-
Prepaid expenses	(33,132)	9,371
Increase (decrease) in -
Accounts payable and accrued expenses	643,658	519,798
Accrued compensation and related expenses	611,450	204,500
Accrued interest payable	54,617	53,002
Unearned grant revenues	-	(34,333)
Net cash used in operating activities	(867,898)	(322,695)

Cash flows from investing activities:
Purchases of equipment	-	(2,497)
Net cash used in investing activities	-	(2,497)

Cash flows from financing activities:
Proceeds from sale of common stock units	309,985	-
Proceeds from warrant exchange transactions	762,240	-
Proceeds from convertible note and warrant financing	-	210,000
Proceeds from issuance of notes payable to officers	105,200	40,000
Principal paid on other short-term notes payable	(15,470)	(10,678)
Cash payments made for deferred costs incurred in connection with proposed private placement	-	(8,000)
Cash payments made for deferred costs incurred in connection with convertible note and warrant financing	-	(15,700)
Net cash provided by financing activities	1,161,955	215,622

Cash and cash equivalents:
Net increase (decrease)	294,057	(109,570)
Balance at beginning of period	53,199	162,752
Balance at end of period	$347,256	$53,182

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$562	$1,164
Income taxes	$-	$-

Non-cash financing activities:
Dividends on Series G 1.5% Convertible Preferred Stock	$1,165	$4,772
Deferred financing costs charged to additional paid-in capital	$3,429	$-
Short-term note payable issued in connection with the procurement of directors and officers insurance	$40,016	$36,125
Stated value of Series G 1.5% Convertible Preferred Stock converted into common stock	$259,731	$563,532
Fair value of common stock options issued in connection with settlements with former management	$-	$26,290
Fair value of common stock options issued in connection with settlements with service providers	$-	$608,064
Fair value of common stock issued to service providers	$96,250	$-
Fair value of common stock warrants issued to investors in connection with the convertible note and warrant financing	$-	$112,557
Fair value of common stock warrants issued to placement agents in connection with the convertible note and warrant financing	$-	$12,726
Fair value of beneficial conversion feature of convertible notes payable issued to investors in connection with the convertible note and warrant financing	$-	$97,443
10% convertible notes payable, including accrued interest of $40,983, exchanged for common stock	$344,483	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Six Months Ended June 30, 2016 and 2015

1. Organization and Basis of Presentation

The condensed consolidated financial statements of RespireRx Pharmaceuticals Inc. (“RespireRx”) and its wholly-owned subsidiary, Pier Pharmaceuticals, Inc. (“Pier”) (collectively referred to herein as the “Company,” unless the context indicates otherwise), at June 30, 2016 and for the three months and six months ended June 30, 2016 and 2015, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the consolidated financial position of the Company as of June 30, 2016, the results of its consolidated operations for the three months and six months ended June 30, 2016 and 2015, and its consolidated cash flows for the six months ended June 30, 2016 and 2015. Consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2015 has been derived from the Company’s audited consolidated financial statements at such date.

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

2. Business

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

In 2011, RespireRx conducted a re-evaluation of its strategic focus and determined that clinical development in the area of respiratory disorders, particularly sleep apnea and drug-induced respiratory depression, provided the most cost-effective opportunities for potential rapid development and commercialization of RespireRx’s compounds. Accordingly, RespireRx narrowed its clinical focus at that time and sidelined other avenues of scientific inquiry. This re-evaluation provided the impetus for RespireRx’s acquisition of Pier in August 2012.

The Company has continued to implement this strategic focus, notwithstanding a change in management in March 2013, including seeking the capital to fund such efforts. As a result of the Company’s scientific discoveries and the acquisition of strategic, exclusive license agreements, management believes that the Company is now a leader in developing drugs for respiratory disorders, particularly sleep apneas and drug-induced respiratory depression.

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

Through the merger, RespireRx gained access to an Exclusive License Agreement (as amended, the “2007 License Agreement”) that Pier had entered into with the University of Illinois on October 10, 2007. The 2007 License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids, of which dronabinol is a specific example, for the treatment of sleep-related breathing disorders (including sleep apnea). Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with OSA. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol.

The 2007 License Agreement granted Pier, among other provisions, exclusive rights: (i) to practice certain patents and patent applications, as defined in the 2007 License Agreement, that were then held by the University of Illinois; (ii) to identify, develop, make, have made, import, export, lease, sell, have sold or offer for sale any related licensed products; and (iii) to grant sub-licenses of the rights granted in the 2007 License Agreement, subject to the provisions of the 2007 License Agreement. Pier was required under the 2007 License Agreement, among other terms and conditions, to pay the University of Illinois a license fee, royalties, patent costs and certain milestone payments.

Prior to the merger, Pier conducted a 21 day, randomized, double-blind, placebo-controlled, dose escalation Phase 2 clinical study in 22 patients with OSA, in which dronabinol produced a statistically significant reduction in the Apnea-Hypopnea Index, the primary therapeutic end-point, and was observed to be safe and well tolerated. The University of Illinois and three other research centers are currently investigating dronabinol in a potentially pivotal, six week, double-blind, placebo-controlled Phase 2B clinical trial in 120 patients with OSA. The University of Illinois has indicated that recruitment for this clinical trial was completed during the second quarter of 2016. Final research results are expected to be published in the fourth quarter of 2016. This clinical trial is fully funded by the National Heart, Lung and Blood Institute of the National Institutes of Health. The Company is not managing or funding this clinical trial.

Dronabinol is a Schedule III, controlled generic drug with a relatively low abuse potential that is approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of AIDS-related anorexia and chemotherapy-induced emesis. The use of dronabinol for the treatment of OSA is a novel indication for an already approved drug and, as such, the Company believes that it would only require approval by the FDA of a supplemental new drug application, as opposed to the submission and approval of a full new drug application.

The 2007 License Agreement was terminated effective March 21, 2013, due to the Company’s failure to make a required payment. Subsequently, current management opened negotiations with the University of Illinois, and as a result, the Company entered into a new license agreement (the “2014 License Agreement”) with the University of Illinois on June 27, 2014, the material terms of which were similar to the 2007 License Agreement that was terminated on March 21, 2013.

The Company filed an Investigational New Drug (“IND”) application with the FDA in September 2015 to conduct a double-blind, placebo-controlled, dose-ascending Phase 2A clinical trial in approximately 18 subjects to determine the ability of orally administered CX1739, the Company’s proprietary lead ampakine, to prevent the respiratory depression produced by remifentanil, a potent opioid, without altering remifentanil’s analgesic properties. The clinical protocol was designed to evaluate the safety and efficacy of three escalating doses of CX1739 versus placebo when administered prior to remifentanil, with respiration, analgesia and a number of other clinical measures being taken after administration of both drugs. The commencement of this clinical trial was subject to resolution of two deficiencies raised by the FDA in its clinical hold letter issued in November 2015. These issues were satisfactorily resolved in early 2016, and the FDA removed the clinical hold on the Company’s IND for CX1739 on February 25, 2016, thus allowing for the initiation of the clinical trial. During March 2016, upon receiving unconditional approval from the Institutional Review Board of the Duke Clinical Research Unit, this Phase 2A clinical trial at Duke University School of Medicine was initiated, with the dosing portion of the clinical trial completed in June 2016 and the clinical trial formally completed on July 11, 2016. The Company currently expects to incur a total of approximately $978,000 of direct and indirect costs in 2016 with respect to this clinical trial (including approximately $678,000 to Duke University), of which a total of approximately $310,000 and $488,000 was incurred during the three months and six months ended June 30, 2016, respectively. The Company is currently working with the Duke University clinical research team to analyze the data collected. The Company expects to complete a preliminary top-line analysis of the respiratory data by the end of September 2016 and to issue a final report on the results of the clinical trial by the end of December 2016.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $5,412,200 for the six months ended June 30, 2016 and $5,961,892 for the fiscal year ended December 31, 2015, and negative operating cash flows of $867,898 for the six months ended June 30, 2016 and $1,296,100 for the fiscal year ended December 31, 2015. The Company also had a stockholders’ deficiency of $3,694,788 at June 30, 2016, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2015, has expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is continuing efforts to raise additional capital in order to pay its liabilities, fund its business activities and underwrite its research and development programs. The Company regularly evaluates various measures to satisfy the Company’s liquidity needs, including the development of agreements with collaborative partners and, when necessary, the exchange or restructuring of the Company’s outstanding securities. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources on a timely basis, the Company may be forced to reduce operations indefinitely or to discontinue operations entirely and liquidate.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other things, accounting for potential liabilities and the assumptions utilized in valuing stock-based compensation issued for services. Actual amounts may differ from those estimates.

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

The carrying amount of financial instruments (consisting of cash, cash equivalents, advances on research grant and accounts payable and accrued expenses) is considered by the Company to be representative of the respective fair values of these instruments due to the short-term nature of those instruments. With respect to the note payable to SY Corporation and the convertible notes payable, management does not believe that the credit markets have materially changed for these types of borrowings since the original borrowing date.

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

As the Company did not have any capitalized financing costs on its consolidated balance sheet at December 31, 2015 or at June 30, 2016, the implementation of ASU 2015-03 did not have any impact on the Company’s financial statements as presented herein.

Series G 1.5% Convertible Preferred Stock

The shares of Series G 1.5% Convertible Preferred Stock (including accrued dividends) issued in 2014 were mandatorily convertible into common stock at a fixed conversion rate on April 17, 2016 (if not converted earlier) and provided no right to receive a cash payment. Additionally, the Series G 1.5% Convertible Preferred Stock included no participatory or reset rights, or other protections (other than normal anti-dilution rights) based on subsequent events, including equity transactions. Accordingly, the Company has determined that the Series G 1.5% Convertible Preferred Stock should be categorized in stockholders’ equity (deficiency), and that there are no derivatives embedded in such security that would require identification, bifurcation and valuation. The Company did not issue any warrants to investors in conjunction with the Series G 1.5% Convertible Preferred Stock financing.

On March 18, 2014 and April 17, 2014, the Company issued 753.22 shares and 175.28 shares, respectively, of Series G 1.5% Convertible Preferred Stock at a purchase price of $1,000 per share. Each share of Series G 1.5% Convertible Preferred Stock has a stated value of $1,000 per share and was convertible into shares of common stock at a fixed price of $0.0033 per share of common stock. On March 18, 2014 and April 17, 2014, the per share fair value of the common stock into which the Series G 1.5% Convertible Preferred Stock was convertible, determined by reference to the closing market prices of the Company’s common stock on such closing dates, was $0.04 per share and $0.0348 per share, respectively, which was greater than the effective purchase price of such common shares of $0.0033 per share.

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

Dr. Arnold S. Lippa, Ph.D., the Chairman of the Company’s Board of Directors and Chief Executive Officer at that time, purchased 250 shares of Series G 1.5% Convertible Preferred Stock for $250,000, representing 33.2% of the 753.22 shares of Series G 1.5% Convertible Preferred Stock sold in the initial closing of such financing on March 18, 2014. The second and final closing of the financing consisted entirely of Series G 1.5% Convertible Preferred Stock sold to unaffiliated investors. Accordingly, Dr. Lippa purchased 26.9% of the entire amount of Series G 1.5% Convertible Preferred Stock sold in the financing. Dr. Lippa had been an officer and director of the Company for approximately one year when he purchased the 250 shares of Series G 1.5% Convertible Preferred Stock, and his investment, which was only a portion of the first closing, was made on the same terms and conditions as those provided to the other unaffiliated investors who made up the majority of the financing. Dr. Lippa did not control, directly or indirectly, 10% or more of the Company’s voting equity securities at the time of his investment. The proportionate share of the deemed dividend attributable to Dr. Lippa’s investment in the Series G 1.5% Convertible Preferred Stock in March 2014 was $2,780,303. On April 18, 2014, the shares of Series G 1.5% Convertible Preferred Stock originally purchased by Dr. Lippa were transferred to the Arnold Lippa Family Trust of 2007. On April 15, 2015, these shares of Series G 1.5% Convertible Preferred Stock, plus accrued dividends of $4,120, were converted into 77,006,072 shares of common stock.

10% Convertible Notes Payable

Original Issuance of Notes and Warrants

The convertible notes sold to investors in 2014 and 2015 bear interest at a rate of 10% per annum and are convertible into common stock at a fixed price of $0.035 per share. The convertible notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The warrants issued in connection with the sale of the convertible notes are exercisable at a fixed price of $0.035 per share, provide no right to receive a cash payment, and include no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The Company has determined that there are no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

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

The Company considered the face value of the convertible notes to be representative of their fair value. The Company determined the fair value of the warrants based on the Black-Scholes option-pricing model. The relative fair value method generated respective fair values for each of the convertible notes and the warrants of approximately 50% for the convertible notes and approximately 50% for the warrants sold with the convertible notes. Once these values were determined, the fair value of the warrants of $289,106 and the fair value of the beneficial conversion feature of $290,394 (which were calculated based on the effective conversion price) were recorded as a reduction to the face value of the promissory note obligation. As a result, this aggregate debt discount reduced the carrying value of the convertible notes to zero at each issuance date. The excess amount generated from this calculation was not recorded, as the carrying value of a promissory note cannot be reduced below zero. The aggregate debt discount was amortized as interest expense over the original term of the promissory notes. The difference between the amortization of the debt discount calculated based on the straight-line method and the effective yield method was not material.

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

Extension of Notes and Original Warrants, and Issuance of New Warrants

On August 13, 2015, pursuant to the terms of the convertible notes, the Company elected to extend the maturity date of the convertible notes to September 15, 2016. As a consequence of this election, under the terms of the convertible notes, the Company was required to issue to note holders 8,903,684 additional warrants (the “New Warrants”) that are exercisable through September 15, 2016. As set forth in the convertible notes, the New Warrants are exercisable for that number of shares of common stock of the Company calculated as the principal amount of the convertible notes (an aggregate amount of $579,500), plus any accrued and unpaid interest (an aggregate amount of $43,758), multiplied by 50%, and then divided by $0.035. The New Warrants otherwise have terms substantially similar to the 16,557,142 original warrants issued to the investors. In connection with the extension of the maturity date of the convertible notes, the Board of Directors of the Company also determined to extend the termination date of the 16,557,142 original warrants to September 15, 2016, so that they were coterminous with the new maturity date of the convertible notes.

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

Note Exchange Agreements

During April and May 2016, the Company entered into Note Exchange Agreements with certain note holders, including one non-officer/director affiliate, as described below, representing an aggregate of $303,500 of principal amount of the convertible notes (out of a total of $579,500 of original principal amount of the 10% convertible notes payable). The Note Exchange Agreements were substantially similar, and provided for the note holders to exchange their notes, original warrants and New Warrants (collectively, the “Exchanged Securities”), plus cash, in exchange for shares of the Company’s common stock. In the aggregate, $344,483 of principal amount (including accrued interest of $40,983) of the convertible notes, original warrants to purchase 8,671,428 shares of the Company’s common stock and New Warrants to purchase 4,634,042 shares of the Company’s common stock, plus an aggregate of $232,846 in cash, were exchanged for 32,990,233 shares of the Company’s common stock, with a total market value of $631,023 (average $0.0191 per share), which resulted in a credit to total stockholders’ deficiency of $577,329. All of the Exchanged Securities were cancelled as a result of the respective exchange transactions.

Among the executed Note Exchange Agreements, the Company entered into one Note Exchange Agreement with a non-officer/director affiliate effective May 4, 2016 (the financial information with respect thereto is included in the summary paragraph presented above), pursuant to which this affiliate exchanged $28,498 of principal amount (including accrued interest of $3,498) of the 10% convertible notes, original warrants to purchase 714,286 shares of the Company’s common stock and New Warrants to purchase 382,837 shares of the Company’s common stock, plus $19,200 in cash, in return for 2,725,579 shares of the Company’s common stock.

This transaction was treated as though the exchanging note holders agreed to exchange their convertible notes (including accrued interest) into common stock at a 50% discount to the conversion rate ($0.035 per share) provided for by the terms of the convertible notes, if they also exchanged all of their warrants associated with the convertible notes, plus paid cash equal to a 50% discount to the exercise price ($0.035 per share). For accounting purposes, the transactions have been treated as if (i) the participants had converted the convertible notes (including accrued but unpaid interest of $40,993) at a conversion price reduced from $0.035 to $0.0175 per share, and that such conversions in the aggregate resulted in the issuance of an aggregate of 19,684,762 shares of common stock, and (ii) the participants had exercised their original warrants to purchase an aggregate of 8,671,428 shares of common stock and the New Warrants to purchase an aggregate of 4,634,042 shares of common stock, all at an exercise price reduced from $0.035 to $0.175 per share, and that such exercise of the warrants generated an aggregate cash payment to the Company of $232,846 and resulted in the issuance of an aggregate of 13,305,470 shares of common stock. In connection with the exchange of the convertible notes, original warrants, New Warrants and the payment of cash, a total of 32,990,233 shares of common stock in the aggregate were issued. The closing market price of the Company’s common stock during the period that these exchange transactions were entered into ranged from $0.018 to $0.0239 per share.

The Company reviewed the guidance in ASC 470-20-40-13 through 17, Recognition of Expense Upon Conversion, and in ASC 470-20-40-26, Induced Conversions. Consistent with this accounting guidance, for those convertible note holders accepting the Company’s exchange offer, the Company evaluated the fair value of the incremental consideration paid to induce the convertible note holders to exchange their convertible notes for equity (i.e., 9,842,381 shares of common stock), based on the closing market price of the Company’s common stock on the date of each transaction, and recorded a charge to operations of $188,274.

The Company evaluated the warrants exchanged in conjunction with the Note Exchange Agreements. The Company calculated the fair value of the warrants exchanged (consisting of the warrants issued in conjunction with the original issuance of the convertible notes) as if the warrants were modified immediately before the theoretical warrant modification and immediately after such warrant modification. As the fair value of the warrants immediately after the modifications was less than the fair value of the warrants immediately before the modifications (both amounts calculated pursuant to the Black-Scholes option-pricing model), the Company did not record any accounting entry with respect to the warrant exchange transactions.

The fair value of the warrants subject to the Note Exchange Agreements was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	Before Warrant Modifications	After Warrant Modifications
Exercise price per warrant	$0.03500	$0.01750
Stock price	$0.018 to $0.0232	$0.018 to $0.0232
Risk-free interest rate	0.23%	0.23%
Expected dividend yield	0%	0%
Expected volatility	201.59%	201.59%
Expected life	4.4 to 4.5 months	0 months

Unit Exchange Agreements

During April and May 2016, the Company entered into Unit Exchange Agreements with certain warrant holders, including two affiliates, one of whom was Dr. Manuso, and the other of whom was a non-officer/director affiliate, both as described below. The Unit Exchange Agreements were substantially similar, and provided for the warrant holders to exchange (i) existing warrants to purchase an aggregate of 70,585,832 shares of the Company’s common stock (each of which was cancelled as a result of the respective exchange transactions), plus (ii) an aggregate of $529,394 in cash, in return for (i) an aggregate of 35,292,916 shares of the Company’s common stock, and (ii) new warrants to purchase an aggregate of 35,292,916 shares of the Company’s common stock. The new warrants have the same expiration date as the original warrants (September 30, 2020) and may be exercised for cash or on a cashless basis at $0.015 per share.

Among the executed Unit Exchange Agreements, the Company entered into a Unit Exchange Agreement with Dr. Manuso effective April 6, 2016 (the financial information with respect thereto is included in the summary paragraph presented above), pursuant to which Dr. Manuso exchanged a warrant to purchase 23,775,558 shares of the Company’s common stock that was originally issued to him in the Company’s August 28, 2015 unit offering (which was cancelled as a result of the exchange transaction), plus $178,317 in cash, in return for 11,887,779 shares of the Company’s common stock and the issuance of a new warrant to purchase 11,887,779 shares of the Company’s common stock. The new warrant has the same expiration date as the original warrant (September 30, 2020) and may be exercised for cash or on a cashless basis at $0.015 per share. The closing market price of the Company’s common stock on April 6, 2016 was $0.0239 per share.

Among the executed Unit Exchange Agreements, the Company also entered into Unit Exchange Agreements (which are included in the summary paragraph above) with a non-officer/director affiliate (and his affiliate) effective May 4, 2016 (the financial information with respect thereto is included in the summary paragraph presented above), pursuant to which this affiliate exchanged warrants to purchase 28,642,892 shares of the Company’s common stock that were originally issued to the affiliate in the Company’s August 28, 2015 unit offering (which were cancelled as a result of the exchange transaction), plus $214,822 in cash, in return for 14,321,446 shares of the Company’s common stock and the issuance of new warrants to purchase 14,321,446 shares of the Company’s common stock. The new warrants have the same expiration date as the original warrants (September 30, 2020) and may be exercised for cash or on a cashless basis at $0.015 per share. The closing market price of the Company’s common stock on May 4, 2016 was $0.018 per share.

This transaction was treated as though the exchanging warrant holders in the three closings of the Company’s 2015 unit offering agreed to exchange their warrants associated with such financing, plus paid cash equal to a reduced exercise price per share ($0.015 per share) for 50% of such warrants, with 50% of the warrants replaced with similar warrants with the same term at a reduced exercise price. For accounting purposes, the transactions have been treated as if (i) participants exercised one-half of the existing warrants entitling them to purchase an aggregate of 70,585,8326 shares of the Company’s common stock that were originally issued to them in the Company’s unit offering, with closings on August 28, 2015, September 28, 2015 and November 2, 2015 (i.e., warrants to purchase 35,292,916 shares of common stock), at an exercise price reduced from $0.02103 to $0.015 per share, and (ii) the other one-half of the original warrants were cancelled. The Unit Exchange Agreements also provided for the Company to issue new warrants to the participants to purchase an aggregate of 35,292,916 shares of common stock. The new warrants have the same expiration date as the original warrants (September 30, 2020) and may be exercised for cash or on a cashless basis at $0.015 per share. For accounting purposes, the transaction is treated as if the warrant exercise price for all of the warrants was reduced from $0.02103 to $0.015 per share, in exchange for which 50% of the warrants were exercised for cash at the reduced exercise price, and the remaining 50% of the warrants continued to remain outstanding through September 30, 2020 and gained a cashless exercise provision. The closing market price of the Company’s common stock during the period that these exchange transactions were entered into ranged from $0.018 to $0.0239 per share.

The Company evaluated the warrants exchanged in conjunction with the Unit Exchange Agreements. The Company calculated the fair value of the warrants exchanged as if the warrants were modified immediately before the theoretical warrant modification and immediately after such warrant modification. As the fair value of the warrants immediately after the modifications was less than the fair value of the warrants immediately before the modifications (both amounts calculated pursuant to the Black-Scholes option-pricing model), the Company did not record any accounting entry with respect to the warrant exchange transactions.

The fair value of the warrants subject to the Unit Exchange Agreements was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	Before Warrant Modifications	After Warrant Modifications
Exercise price per warrant	$0.02103	$0.01500
Stock price	$0.018 to $0.0239	$0.018 to $0.0239
Risk-free interest rate	1.12%	0.23 % and 1.12%
Expected dividend yield	0%	0%
Expected volatility	201.59%	201.59%
Expected life	4.4 to 4.5 years	0 years to 4.5 years

Equipment

Equipment is recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from three to five years.

Long-Term Prepaid Insurance

Long-term prepaid insurance represents the premium paid in March 2014 for directors and officers insurance tail coverage, which is being amortized on a straight-line basis over the policy period of six years. The amount amortizable in the ensuing twelve month period is recorded as a current asset in the Company’s consolidated balance sheet at each reporting date.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including long-term prepaid insurance, for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable, but at least annually. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. The Company has not deemed any long-lived assets as impaired at June 30, 2016.

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

For stock options requiring an assessment of value during the six months ended June 30, 2016, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

Risk-free interest rate	1.01% to 1.23%
Expected dividend yield	0%
Expected volatility	201% to 203%
Expected life	4.1 to 5 years

For stock options requiring an assessment of value during the six months ended June 30, 2015, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

Risk-free interest rate	1.30% to 1.70%
Expected dividend yield	0%
Expected volatility	184% to 249%
Expected life	5 to 7 years

The Company recognizes the fair value of stock-based compensation in general and administrative costs and in research and development costs, as appropriate, in the Company’s consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option and warrant exercises. There were no stock options exercised during the six months ended June 30, 2016 and 2015.

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

As of June 30, 2016, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of June 30, 2016, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Foreign Currency Transactions

The note payable to SY Corporation, which is denominated in a foreign currency (the South Korean Won), is translated into the Company’s functional currency (the United States Dollar) at the exchange rate on the balance sheet date. The foreign currency exchange gain or loss resulting from translation is recognized in the related consolidated statements of operations.

Research Grants

The Company recognizes revenues from research grants as earned based on the percentage-of-completion method of accounting and issues invoices for contract amounts billed based on the terms of the grant agreement. Amounts recorded under research grants in excess of amounts earned are classified as unearned grant revenue liability in the Company’s consolidated balance sheet. Grant receivable reflects contractual amounts due and payable under the grant agreement. The payment of grants receivable are based on progress reports provided to the grant provider by the Company. The research grant from the National Institute of Drug Abuse was completed in April 2015. The Company has filed all required progress reports.

Research grants are generally funded and paid through government or institutional programs. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. The Company had no research grant revenue during the three months and six months ended June 30, 2016. During the three months and six months ended June 30, 2015, the Company had research grant revenues of $12,382 and $86,916, respectively. At June 30, 2016 and December 31, 2015, the Company did not have any grants receivable or unearned grant revenues.

Research and Development

Research and development costs include compensation paid to management directing the Company’s research and development activities, and fees paid to consultants and outside service providers and organizations (including research institutes at universities), patent fees and costs, and other expenses relating to the acquisition, design, development and clinical testing of the Company’s treatments and product candidates.

Research and development costs incurred by the Company under research grants are expensed as incurred over the life of the underlying contracts, unless the terms of the contract indicate that a different expensing schedule is more appropriate.

The Company reviews the status of its research and development contracts on a quarterly basis.

At June 30, 2016, the Company had made an advance payment of $111,654 to Duke University with respect to the Phase 2A clinical trial of CX1739.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the three months and six months ended June 30, 2016 and 2015.

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

At June 30, 2016 and 2015, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2016	2015
Series B convertible preferred stock	3,679	3,679
Series G 1.5% convertible preferred stock	-	95,144,652
10% convertible notes payable	9,221,633	17,453,230
Common stock warrants	142,077,305	32,106,094
Common stock options	421,823,581	112,885,138
Total	573,126,198	257,592,793

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

Placement agent fees, brokerage commissions, and similar payments were made in the form of cash and warrants to qualified referral sources in connection with the sale of the Notes and Warrants. In connection with the initial closing on November 5, 2014, fees of $16,695 were paid in cash, based on 7% of the aggregate principal amount of the Notes issued to such referral sources, and the fees paid in warrants (the “Placement Agent Warrants”) consisted of 477,000 warrants, reflecting warrants for that number of shares equal to 7% of the number of shares of common stock into which the corresponding Notes are convertible. In connection with the second closing, fees of $700 were paid in cash and 20,000 Placement Agent Warrants were issued. In connection with the third closing, fees of $3,500 were paid in cash and 100,000 Placement Agent Warrants were issued. In connection with the fourth closing, fees of $14,700 were paid in cash and 420,000 Placement Agent Warrants were issued. The Placement Agent Warrants have cashless exercise provisions and were exercisable through September 15, 2015 at a fixed price of $0.035 per share. The warrants issued to the placement agent and/or its designees or affiliates in connection with the 2014 closings of the Purchase Agreement, to purchase 597,000 shares of the Company’s common stock, were valued pursuant to the Black-Scholes option-pricing model at $19,986, $614 and $3,340, respectively. The warrants issued to the placement agent and/or its designees or affiliates in connection with the February 2, 2015 closing of the Purchase Agreement, to purchase 420,000 shares of the Company’s common stock, were valued pursuant to the Black-Scholes option-pricing model at $12,726. Total financing costs relating to all closings of the Notes aggregated $129,776, consisting of $93,110 paid in cash and $36,666 paid in the form of Placement Agent Warrants, and were being amortized as additional interest expense over the original term of the Notes through September 15, 2015. During the three months ended June 30, 2016 and 2015, $0 and $41,725, respectively, was charged to interest expense with respect to the amortization of capitalized financing costs. During the six months ended June 30, 2016 and 2015, $0 and $78,823, respectively, was charged to interest expense with respect to the amortization of capitalized financing costs.

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

The Company used the Black-Scholes option-pricing model to estimate the fair value of the Warrants to purchase 16,557,142 shares of the Company’s common stock sold to investors in connection with the four closings at a fixed exercise price of $0.035 per share. The Company considered the face value of the Notes to be representative of their fair value. The Company applied the relative fair value method to allocate the proceeds from the borrowing to the Notes and the Warrants. Consequently, approximately 50% of the proceeds of the borrowing of $290,394 were attributed to the debt instrument. The 50% value attributed to the Warrants of $289,106 was amortized as additional interest expense over the original term of the Notes. During the three months ended June 30, 2016 and 2015, $0 and $100,287, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the Warrants. During the six months ended June 30, 2016 and 2015, $0 and $182,964, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the Warrants. The carrying value of the Notes was further reduced by a discount for a beneficial conversion feature of $290,394. The value attributed to the beneficial conversion feature was amortized as additional interest expense over the original term of the Notes. During the three months ended June 30, 2016 and 2015, $0 and $98,697, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the beneficial conversion feature. During the six months ended June 30, 2016 and 2015, $0 and $182,017, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the beneficial conversion feature.

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

During the three months ended June 30, 2016 and 2015, $32,910 and $0, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the New Warrants and extension of the original Warrants. During the six months ended June 30, 2016 and 2015, $102,010 and $0, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the New Warrants and extension of the original Warrants. The carrying value of the Notes was further reduced by a discount for a beneficial conversion feature of $206,689. The value attributed to the beneficial conversion feature was amortized as additional interest expense over the extended term of the Notes. During the three months ended June 30, 2016 and 2015, $24,476 and $0, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the beneficial conversion feature. During the six months ended June 30, 2016 and 2015, $75,866 and $0, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the beneficial conversion feature.

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

During April and May 2016, the Company entered into Note Exchange Agreements with certain note holders representing an aggregate of $303,500 of principal amount of the Notes (out of a total of $579,500 of original principal amount of the Notes). Pursuant to the Note Exchange Agreements, an aggregate of $344,483, including accrued interest of $40,983, of the Notes were exchanged (together with original warrants to purchase 8,671,428 shares of the Company’s common stock, New Warrants to purchase 4,634,042 shares of the Company’s common stock, and the payment of an aggregate of $232,846 in cash) into a total of 32,990,233 shares of the Company’s common stock. None of the Notes had previously been converted into shares of the Company’s common stock. For accounting purposes, for those convertible note holders accepting the Company’s exchange offer, the Company evaluated the fair value of the incremental consideration paid to induce the convertible note holders to exchange their convertible notes for equity (i.e., 9,842,381 shares of common stock), based on the closing market price of the Company’s common stock on the date of each transaction, and recorded a charge to operations of $188,274. During the three months and six months ended June 30, 2016, in connection with the Note Exchange Agreements, the Company wrote off and charged to interest expense the unamortized discount related to the value attributed to the New Warrants and the extension of the original Warrants of $66,811, and the unamortized discount related to the value attributed to the related beneficial conversion feature of $49,688.

The Notes consist of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Principal amount of notes payable	$276,000	$579,500
Add accrued interest payable	46,757	61,388
	322,757	640,888
Less unamortized costs:
Stock warrant discounts	(27,847)	(196,669)
Beneficial conversion feature discounts	(20,710)	(146,263)
Capitalized financing costs	-	-
	$274,200	$297,956

As of June 30, 2016, the remaining outstanding Notes were convertible into 9,221,633 shares of the Company’s common stock, including 1,335,918 shares attributable to accrued interest of $46,757 payable as of such date. As of December 31, 2015, the Notes were convertible into 18,311,079 shares of the Company’s common stock, including 1,753,936 shares attributable to accrued interest of $61,388 payable as of such date.

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“SY Corporation”), an approximately 20% common stockholder of the Company at that time. SY Corporation was a significant stockholder and a related party at the time of the transaction, but has not been a significant stockholder or related party of the Company subsequent to December 31, 2015. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although SY Corporation has not issued a notice of default or a demand for repayment. The Company believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company is continuing efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation.

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

Note payable to SY Corporation consists of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	195,178	171,257
Foreign currency transaction adjustment	1,956	(9,463)
	$596,908	$561,568

Interest expense with respect to this promissory note was $12,126 and $11,993 for the three months ended June 30, 2016 and 2015, respectively, and $23,921 and $24,119 for the six months ended June 30, 2016 and 2015, respectively.

Advances and Notes Payable to Officers

On June 16, 2015, Dr. Arnold S. Lippa, the Chairman of the Company’s Board of Directors and Chief Executive Officer at that time, advanced $40,000 to the Company for working capital purposes. Such advance was due on demand with interest at 10% per annum. On September 3, 2015, the Company repaid the working capital advance, including accrued interest of $877, from the proceeds from the August and September 2015 closings of the private placement of its units of common stock and warrants.

On January 29, 2016, Dr. Lippa, the Chairman of the Company’s Board of Directors and Chief Scientific Officer at that time, advanced $52,600 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. The note was secured by the assets of the Company. During the three months and six months ended June 30, 2016, $1,311 and $2,205, respectively, was charged to interest expense with respect to the note. In connection with the loan, Dr. Lippa was issued a fully vested warrant to purchase 3,350,319 shares of the Company’s common stock at an exercise price of $0.0157 per share, which was the closing market price of the Company’s common stock on the date of grant. The warrant expires on January 29, 2019 and may be exercised on a cashless basis. The aggregate grant date fair value of the warrant, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $48,245, and was charged to interest expense as additional consideration for the loan during the six months ended June 30, 2016.

On February 2, 2016, Dr. James S. Manuso, the Company’s Chief Executive Officer, advanced $52,600 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. The note was secured by the assets of the Company. During the three months and six months ended June 30, 2016, $1,311 and $2,147, respectively, was charged to interest expense with respect to the note. In connection with the loan, Dr. Manuso was issued a fully vested warrant to purchase 2,630,000 shares of the Company’s common stock at an exercise price of $0.02 per share, which was the closing market price of the Company’s common stock on the date of grant. The warrant expires on February 2, 2019 and may be exercised on a cashless basis. The aggregate grant date fair value of the warrant, as calculated pursuant to the Black-Scholes option pricing model, was determined to be $48,392, and was charged to interest expense as additional consideration for the loan during the six months ended June 30, 2016.

Other Short-Term Notes Payable

Other short-term notes payable at June 30, 2016 and December 31, 2015 consisted of premium financing agreements with respect to various insurance policies. At June 30, 2016, a premium financing agreement was payable, with interest at 6.21% per annum, in ten monthly installments of $4,116 through January 14, 2017. At December 31, 2015, a premium financing agreement was payable, with interest at 5.08% per annum, in ten monthly installments of $3,697 through January 14, 2016.

5. Settlements

Effective January 29, 2015, the Company executed a settlement agreement with its former Vice President and Chief Financial Officer, as amended on February 4, 2015, that resulted in the settlement of potential claims for a total cash payment of $26,000 to be paid on or before June 30, 2015 (of which $6,000 was paid on execution and $1,500 was paid in March 2015), plus the issuance of a stock option to purchase 500,000 shares of common stock exercisable at $0.0512 (the closing market price on the date of grant) per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at $25,450. In addition to other provisions, the settlement agreement included mutual releases. The Company owed $18,500 at March 31, 2015 for the remaining balance of the cash portion of the settlement. On June 29, 2015, the settlement agreement was further amended, resulting in a cash payment of $3,000 against the outstanding balance, an extension of the $15,500 remaining balance due through December 31, 2015, subject to a further partial cash payment of $3,000, which was paid on September 28, 2015, plus the issuance of a stock option to purchase 50,000 shares of common stock exercisable at $0.018 per share (the closing market price on the date of grant) for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at $840. Accordingly, during the three months and six months ended June 30, 2015, the Company recorded a net loss of $840 and a net gain of $91,710, respectively, with respect to the settlement, as amended, with its former Vice President and Chief Financial Officer. In December 2015, the remaining balance due of $12,500, plus accrued interest of $775, was paid as scheduled.

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

During the three months ended December 31, 2015, the Company executed agreements with four current professional service providers (including the Company’s patent law firm referred to above) that resulted in the partial settlement of amounts owed to them by the Company. Obligations aggregating $916,827 were settled for $15,000 in cash, the issuance of a short-term note payable of $59,763 as described above, the issuance of 9,064,286 shares of common stock valued at $158,625 ($0.0175 per share), which was the then closing market price of the Company’s common stock, and the issuance of stock options to purchase an aggregate of 31,618,470 shares of common stock exercisable, in each case, at the closing market price of the Company’s common stock on the date of issuance of the stock options. Options for 2,520,442 shares were exercisable at $0.0476 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at an aggregate of $119,217 ($0.0473 per share). Options for 29,098,028 shares were exercisable at $0.0175 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at an aggregate of $488,847 ($0.0168 per share). The negotiated agreements resulted in the Company recognizing a gain of $75,375 during the three months and six months ended June 30, 2015.

On June 27, 2016, the Company issued 5,347,223 of its common stock valued at $96,250 ($0.0180 per share), which was the then closing market price of the Company’s common stock, in payment of legal fees to one of its patent law firms.

The Company continues to explore ways to reduce its indebtedness, and might in the future enter additional settlements of potential claims, including, without limitation, those by other former executives or third party creditors.

6. Stockholders’ Deficiency

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2016 and December 31, 2015, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred Stock”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”); 205,000 shares were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating Preferred Stock”); and 1,700 shares were designated as Series G 1.5% Convertible Preferred Stock. Accordingly, as of June 30, 2016, 3,505,800 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

There were no shares of 9% Preferred Stock or Series A Junior Participating Preferred Stock outstanding as of June 30, 2016 and December 31, 2015.

Series B Preferred Stock outstanding as of June 30, 2016 and December 31, 2015 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred Stock is convertible into approximately 0.09812 shares of common stock at an effective conversion price of $6.795 per share of common stock, which is subject to adjustment under certain circumstances. As of June 30, 2016 and December 31, 2015, the shares of Series B Preferred Stock outstanding are convertible into 3,679 shares of common stock. The Company may redeem the Series B Preferred Stock for $25,001, equivalent to $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

Series G 1.5% Convertible Preferred Stock

On March 18, 2014, the Company entered into Securities Purchase Agreements with various accredited investors (the “Initial Purchasers”), pursuant to which the Company sold an aggregate of 753.22 shares of its Series G 1.5% Convertible Preferred Stock for a purchase price of $1,000 per share, or an aggregate purchase price of $753,220. This financing represented the initial closing on the private placement (the “Series G Private Placement”). The Initial Purchasers in this tranche of the Series G Private Placement consisted of (i) Dr. Arnold S. Lippa, the Chairman of the Company’s Board of Directors and Chief Executive Officer at that time, who invested $250,000 for 250 shares of Series G 1.5% Convertible Preferred Stock, and (ii) new, non-affiliated, accredited investors. Neither the Series G 1.5% Convertible Preferred Stock nor the underlying shares of common stock had any registration rights.

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

On April 17, 2014, the Company entered into Securities Purchase Agreements with various accredited investors (together with the Initial Purchasers as defined above, the “Purchasers”), pursuant to which the Company sold an aggregate of an additional 175.28 shares of its Series G 1.5% Convertible Preferred Stock, for a purchase price of $1,000 per share, or an aggregate purchase price of $175,280. This was the second and final closing on the Series G Private Placement, in which a total of 928.5 shares of Series G 1.5% Convertible Preferred Stock were sold for an aggregate purchase price of $928,500. The Purchasers in the second and final tranche of the Series G Private Placement consisted of new, non-affiliated, accredited investors and non-management investors who had also invested in the first closing of the Series G Private Placement. One of the investors in this second and final closing of the Series G Private Placement was an affiliate of an associated person of Aurora, a related party (see Note 7). Neither the Series G 1.5% Convertible Preferred Stock nor the underlying shares of common stock had any registration rights.

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

The Series G 1.5% Convertible Preferred Stock had a stated value of $1,000 per share and a stated dividend at the rate per share (as a percentage of the Stated Value per share) of 1.5% per annum, compounded quarterly, payable quarterly within 15 calendar days of the end of each fiscal quarter of the Company, in duly authorized, validly issued, fully paid and non-assessable shares of Series G 1.5% Convertible Preferred Stock, which may include fractional shares of Series G 1.5% Convertible Preferred Stock. As the stated value of the Series G 1.5% Convertible Preferred Stock was $1,000 per share, and the fixed conversion price was $0.0033, each share of Series G 1.5% Convertible Preferred Stock was convertible into 303,030.3 shares of common stock. The aggregate of 928.5 shares of Series G 1.5% Convertible Preferred Stock sold in all of the closings of the Series G Private Placement were initially convertible into a total of 281,363,634 shares of common stock.

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

The Company recorded a dividend on the Series G 1.5% Convertible Preferred Stock of $183 and $1,574 for the three months ended June 30, 2016 and 2015, respectively, which was paid through the issuance of an additional 0.2 shares and 1.6 shares, respectively, of Series G 1.5% Convertible Preferred Stock. The Company recorded a dividend on the Series G 1.5% Convertible Preferred Stock of $1,165 and $4,772 for the six months ended June 30, 2016 and 2015, respectively, which was paid through the issuance of an additional 1.1 shares and 4.8 shares, respectively, of Series G 1.5% Convertible Preferred Stock.

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

On September 18, 2014, Dr. John Greer, Ph.D., was appointed to the position of Chairman of the Company’s Scientific Advisory Board. Dr. Greer is Professor of Physiology and former Director of the Neuroscience and Mental Health Institute at the University of Alberta, holds multiple grants regarding research into neuromuscular control of breathing, and is the inventor on the method of treatment patents licensed by the Company with respect to ampakines. In connection with the appointment of Dr. Greer as Chairman of the Company’s Scientific Advisory Board on September 18, 2014, the Board of Directors awarded 2,000,000 shares of common stock of the Company to Dr. Greer (through his wholly-owned consulting company, Progress Scientific, Inc.), vesting 25% upon appointment, 25% on September 30, 2014, 25% on December 31, 2014, and 25% on March 31, 2015. The stock award was valued at $0.066 per share, which was the closing price of the Company’s common stock on September 18, 2014. This stock award was made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. During the period September 18, 2014 through December 31, 2014, the Company recorded a charge to operations of $99,000 with respect to this stock award. During the six months ended June 30, 2015, the Company recorded a final charge to operations of $33,000 with respect to this stock award.

Effective October 15, 2014, Richard Purcell was appointed as the Company’s Senior Vice President of Research and Development. In conjunction with his appointment, the Company agreed to issue to Mr. Purcell 2,000,000 shares of the Company’s common stock, with 25% of such stock grant vesting and issuable every three months after the date of his appointment (i.e., on January 15, 2015, April 15, 2015, July 15, 2015 and October 15, 2015), subject to Mr. Purcell’s continued relationship with the Company on each of the vesting dates. The stock grant was made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. Based on the Company’s closing stock price on October 15, 2014 of $0.078 per share, during the three months and six months ended June 30, 2015, the Company recorded a charge to operations of $39,000 and $78,000, respectively, with respect to this stock award.

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

During April and May 2016, the Company entered into Unit Exchange Agreements with certain warrant holders who had acquired units in connection with the Second Amended and Restated Common Stock and Warrant Purchase Agreement. The Unit Exchange Agreements provided for the warrant holders to exchange (i) existing warrants to purchase an aggregate of 70,585,832 shares of the Company’s common stock, plus (ii) an aggregate of $529,394 in cash, in return for (i) an aggregate of 35,292,916 shares of the Company’s common stock with a total market price of $728,859 (average $0.0207 per share), and (ii) new warrants to purchase an aggregate of 35,292,916 shares of the Company’s common stock with an exercise price of $0.015 per share, exercisable for cash or on a cashless basis through the original expiration date of September 30, 2020.

On January 8, 2016, the Company initiated a new equity private placement, consisting of units of common stock and warrants, up to an aggregate of $2,500,000, with each unit consisting of (i) one share of common stock, and (ii) one warrant to purchase two additional shares of common stock. During the three months ended March 31, 2016, the Company entered into purchase agreements with five accredited and three non-accredited, non-affiliated investors, pursuant to which an aggregate of 8,775,250 shares of common stock and an aggregate of 17,550,500 warrants were sold, generating gross proceeds of $194,635. During the three months ended June 30, 2016, the Company entered into purchase agreements with four accredited and one non-accredited, non-affiliated investors, pursuant to which an aggregate of 5,200,633 shares of common stock and an aggregate of 10,401,263 warrants were sold, generating gross proceeds of $115,350. During the six months ended June 30, 2016, the Company entered into purchase agreements with nine accredited and four non-accredited, non-affiliated investors, pursuant to which an aggregate of 13,975,883 shares of common stock and an aggregate of 27,951,763 warrants were sold, generating gross proceeds of $309,985.

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

Information with respect to the issuance of common stock in connection with the settlement of debt obligations is provided at Note 5.

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

A summary of warrant activity for the six months ended June 30, 2016 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2015	156,743,609	$0.02185
Issued	33,932,082	0.02320
Reduction through transactions in conjunction with -
Note Exchange Agreements	(13,305,470)	0.01750
Unit Exchange Agreements	(35,292,916)	0.01500
Expired	-	-
Warrants outstanding at June 30, 2016	142,077,305	$0.01964	3.78

Warrants exercisable at December 31, 2015	156,743,609	$0.02185
Warrants exercisable at June 30, 2016	142,077,305	$0.01964	4.30

The exercise prices of common stock warrants outstanding and exercisable are as follows at June 30, 2016:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.00396	13,325,514	13,325,514	April 17, 2019
$0.01500	35,292,916	35,292,916	September 30, 2020
$0.01570	3,350,319	3,350,319	January 29, 2019
$0.20000	2,630,000	2,630,000	February 4, 2019
$0.02103	47,371,436	47,371,436	September 30, 2020
$0.02440	27,951,763	27,951,763	February 28, 2021
$0.03500	12,155,357	12,155,357	September 15, 2016
	142,077,305	142,077,305

Based on a fair market value of $0.0179 per share on June 30, 2016, the intrinsic value of exercisable in-the-money common stock warrants was $295,478 as of June 30, 2016.

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

Based on a fair market value of $0.0175 per share on June 30, 2015, the intrinsic value of exercisable in-the-money common stock warrants was $196,763 as of June 30, 2015.

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

On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan (the “2015 Plan”). The 2015 Plan initially provided for, among other things, the issuance of either or any combination of restricted shares of common stock and non-qualified stock options to purchase up to 150,000,000 shares of the Company’s common stock for periods up to ten years to management, members of the Board of Directors, consultants and advisors. The Company has not and does not intend to present the 2015 Plan to stockholders for approval. On August 18, 2015, the Board of Directors increased the number of shares that may be issued under the 2015 Plan to 250,000,000 shares of the Company’s common stock. On March 31, 2016, the Board of Directors further increased the number of shares that may be issued under the 2015 Plan to 500,000,000 shares of the Company’s common stock.

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

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso to be its new President and Chief Executive Officer. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded Dr. Manuso stock options to purchase a total of 85,081,300 shares of common stock, of which options for 80,000,000 shares were granted pursuant to the Company’s 2015 Plan and options for 5,081,300 shares were granted pursuant to the Company’s 2014 Plan. The stock options vested 50% on August 18, 2015 (at issuance), 25% on February 18, 2016, and will vest 25% on August 18, 2016, and will expire on August 18, 2025. The exercise price of the stock options was established on the grant date at $0.0197 per share, which is equal to the simple average of the most recent four full trading weeks, weekly Volume Weighted Average Prices (“VWAPs”) of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $0.0216 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $1,786,707. During the three months and six months ended June 30, 2016, the Company recorded a charge to operations of $222,727 and $445,454, respectively, with respect to these stock options. Additional information with respect to other provisions of the employment agreement is provided at Note 8.

On August 18, 2015, the Company also entered into employment agreements with Dr. Arnold S. Lippa, its new Chief Scientific Officer, Robert N. Weingarten, its Vice President and Chief Financial Officer, and Jeff E. Margolis, its Vice President, Treasurer and Secretary. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded to each of those officers stock options to purchase a total of 10,000,000 shares of common stock pursuant to the Company’s 2015 Plan. The stock options vested 25% on December 31, 2015, 25% on March 31, 2016, and 25% on June 30, 2016, and will vest 25% on September 30, 2016, and will expire on August 18, 2022. The exercise price of the stock options was established on the grant date at $0.0197 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $0.0216 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $609,000. During the three months and six months ended June 30, 2016, the Company recorded a charge to operations of $135,831 and $271,662, respectively, with respect to these stock options. Additional information with respect to other provisions of the employment agreements is provided at Note 8.

Additionally, on August 18, 2015, the Board of Directors of the Company awarded stock options for 3,000,000 shares of common stock to each of seven other individuals who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan, representing stock options for a total of 21,000,000 shares of common stock. The stock options vested 25% on December 31, 2015, 25% on March 31, 2016, and 25% on June 30, 2016, and will vest 25% on September 30, 2016, and will expire on August 18, 2020 as to stock options for 9,000,000 shares of common stock and August 18, 2022 as to stock options for 12,000,000 shares of common stock. The exercise price of the stock options was established on the grant date at $0.0197 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $0.0216 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $430,800. During the three months and six months ended June 30, 2016, the Company recorded a charge to operations of $64,928 and $175,630, respectively, with respect to these stock options.

On December 11, 2015, the Company entered into a consulting agreement for investor relations services, which provided for the payment of a fee for such services through the granting of non-qualified stock options to purchase a total of 2,857,143 shares of common stock pursuant to the Company’s 2015 Plan. The stock options vested in equal installments on the last day of each month during the term of the consulting agreement, ranging from December 11, 2015 through March 31, 2016, and will expire on December 11, 2020. The exercise price of the stock options was established on the grant date at $0.021 per share, which was the closing market price of the Company’s common stock on the date of grant. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $58,286. During the three months and six months ended June 30, 2016, the Company recorded a charge to operations of $0 and $50,286, respectively, with respect to these stock options.

On March 31, 2016, the Board of Directors of the Company awarded stock options for a total of 170,000,000 shares of common stock in various quantities to twelve individuals who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan. The stock options vested 25% on March 31, 2016 and 25% on June 30, 2016, and will vest 25% on September 30, 2016 and 25% on December 31, 2016, and will expire on March 31, 2021. The exercise price of the stock options was established on the grant date at $0.0227 per share, which was the closing market price of the Company’s common stock on such date. The aggregate grant date fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was $3,774,000. During the three months and six months ended June 30, 2016, the Company recorded a charge to operations of $890,325 and $1,842,150, respectively, with respect to these stock options.

Information with respect to the issuance of common stock options in connection with the settlement of debt obligations is provided at Note 5.

Information with respect to common stock awards issued to officers and directors as compensation is provided above under “Common Stock.”

A summary of stock option activity for the six months ended June 30, 2016 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2015	251,823,581	$0.0241
Granted	170,000,000	0.0227
Expired	-	-
Forfeited	-	-
Options outstanding at June 30, 2016	421,823,581	$0.0235	5.82

Options exercisable at December 31, 2015	168,890,074	$0.0262
Options exercisable at June 30, 2016	303,053,256	$0.0242	5.88

Total deferred compensation expense for the outstanding value of 118,770,325 unvested stock options was approximately $2,178,000 at June 30, 2016, which is being recognized subsequent to June 30, 2016 over a weighted-average period of approximately 5.4 months.

The exercise prices of common stock options outstanding and exercisable were as follows at June 30, 2016:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.0175	29,148,028	29,148,028	June 30, 2020
$0.0197	9,000,000	6,750,000	August 18, 2020
$0.0197	42,000,000	31,500,000	August 18, 2022
$0.0197	85,081,300	63,810,975	August 18, 2025
$0.0210	2,857,143	2,857,143	December 11, 2020
$0.0227	170,000,000	85,250,000	March 31, 2021
$0.0250	55,000,000	55,000,000	June 30, 2022
$0.0400	2,400,000	2,400,000	March 13, 2019
$0.0400	1,250,000	1,250,000	April 14, 2019
$0.0430	1,100,000	1,100,000	March 14, 2024
$0.0476	2,520,442	2,520,442	April 8, 2020
$0.0490	800,000	800,000	February 28, 2024
$0.0500	15,000,000	15,000,000	July 17, 2019
$0.0512	500,000	500,000	January 29, 2020
$0.0600	3,083,334	3,083,334	July 17, 2022
$0.0600	2,083,334	2,083,334	August 10, 2022
	421,823,581	303,053,256

Based on a fair market value of $0.0179 per share on June 30, 2016, the intrinsic value of exercisable in-the-money common stock options was $11,659 as of June 30, 2016.

A summary of stock option activity for the six months ended June 30, 2015 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2014	25,716,668	$0.0500
Granted	87,168,470	0.0233
Expired	-	-
Forfeited	-	-
Options outstanding at June 30, 2015	112,885,138	$0.0294	5.96

Options exercisable at December 31, 2014	25,716,668	$0.0500
Options exercisable at June 30, 2015	85,385,138	$0.0309	5.63

The exercise prices of common stock options outstanding and exercisable were as follows at June 30, 2015:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.0175	29,148,028	29,148,028	June 30, 2020
$0.0250	55,000,000	27,500,000	June 30, 2022
$0.0400	2,400,000	2,400,000	March 13, 2019
$0.0400	1,250,000	1,250,000	April 14, 2019
$0.0430	1,100,000	1,100,000	March 14, 2024
$0.0476	2,520,442	2,520,442	April 8, 2020
$0.0490	800,000	800,000	February 28, 2024
$0.0500	15,000,000	15,000,000	July 17, 2019
$0.0510	500,000	500,000	January 29, 2020
$0.0600	3,083,334	3,083,334	July 17, 2022
$0.0600	2,083,334	2,083,334	August 10, 2022
	112,885,138	85,385,138

Based on a fair market value of $0.0175 per share on June 30, 2015, there were no exercisable in-the-money common stock options as of June 30, 2015.

For the three months ended June 30, 2016 and 2015, stock-based compensation costs included in the condensed consolidated statements of operations consisted of general and administrative expenses of $953,287 and $438,600, respectively, and research and development expenses of $360,521 and $73,400, respectively. For the six months ended June 30, 2016 and 2015, stock-based compensation costs included in the condensed consolidated statements of operations consisted of general and administrative expenses of $1,984,118 and $438,600, respectively, and research and development expenses of $801,064 and $145,400, respectively.

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

The stock options and warrants outstanding at June 30, 2012 were all out-of-the-money on August 10, 2012. During late July and early August 2012, shortly before completion of the merger, the Company issued options to officers and directors at that time to purchase a total of 7,361,668 shares of common stock exercisable for ten years at $0.06 per share. By October 1, 2012, these options, as well as the options and warrants outstanding at June 30, 2012, were also out-of-the-money and continued to be out-of-the-money through June 30, 2016.

There were no stock options or warrants exercised subsequent to August 10, 2012 that triggered additional contingent consideration, and the only remaining stock options outstanding that could still trigger the additional contingent consideration generally remained out-of-the-money through June 30, 2016. As of June 30, 2016, due to the expirations and forfeitures of RespireRx stock options and warrants occurring since August 10, 2012, 2,111,445 contingent shares of common stock remained issuable under the Pier merger agreement.

The Company concluded that the issuance of any of the contingent shares to the Pier Stock Recipients was remote, as a result of the large spread between the exercise prices of these stock options and warrants as compared to the common stock trading range, the subsequent expiration or forfeiture of most of the options and warrants, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants have generally remained significantly out-of-the-money through June 30, 2016. Accordingly, the Company considered the fair value of the contingent consideration to be immaterial and therefore did not ascribe any value to such contingent consideration. If any such shares are ultimately issued to the former Pier stockholders, the Company will recognize the fair value of such shares as a charge to operations at that time.

Reserved and Unreserved Shares of Common Stock

At June 30, 2016, the Company had 1,400,000,000 shares of common stock authorized and 656,159,420 shares of common stock issued and outstanding. Furthermore, as of June 30, 2016, the Company had reserved an aggregate of 3,679 shares for issuance upon conversion of the Series B Preferred Stock; 142,077,305 shares for issuance upon exercise of warrants; 421,823,581 shares for issuance upon exercise of outstanding stock options; 20,551,702 shares to cover equity grants available for future issuance pursuant to the 2014 Plan; 98,159,919 shares to cover equity grants available for future issuance pursuant to the 2015 Plan; 9,221,633 shares for issuance upon conversion of the 10% Convertible Notes; and 2,111,445 shares issuable as contingent shares pursuant to the Pier merger. Accordingly, as of June 30, 2016, the Company had an aggregate of 693,949,264 shares of common stock reserved for issuance and 49,891,316 shares of common stock unreserved and available for future issuance. The Company expects to satisfy its future common stock commitments through the issuance of authorized but unissued shares of common stock.

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

On March 31, 2013, the Company accrued $85,000 as reimbursement for legal fees incurred by Aurora in conjunction with the removal of the Company’s prior Board of Directors on March 22, 2013, which amount has been included in accounts payable and accrued expenses at June 30, 2016 and December 31, 2015.

On June 30, 2015, the Board of Directors of the Company awarded cash bonuses totaling $215,000, including an aggregate of $195,000 to certain of the Company’s executive officers and an aggregate of $20,000 to the independent members of the Company’s Board of Directors. The cash bonuses awarded to executive officers were as follows: Dr. Arnold S. Lippa - $75,000; Jeff E. Margolis - $60,000; and Robert N. Weingarten - $60,000. The cash bonuses awarded to the two independent members of the Company’s Board of Directors were as follows: James E. Sapirstein - $10,000; and Kathryn MacFarlane - $10,000. The cash bonuses totaling $215,000 were awarded as partial compensation for services rendered by such persons from January 1, 2015 through June 30, 2015, and are included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at June 30, 2016 and December 31, 2015.

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

Both the cash bonuses and the cash monthly compensation have been accrued and will not paid until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis.

Effective August 18, 2015, Company entered into employment agreements with Dr. Arnold S. Lippa, Robert N. Weingarten and Jeff E. Margolis, which superseded the compensation arrangements previously established for those officers on June 30, 2015, excluding the cash bonuses referred to above. Additional information with respect to the employment agreements entered into on August 18, 2015 is provided at Note 8.

During the three months and six months ended June 30, 2016, the Company recorded a charge to operations of $18,000 for consulting services rendered by an entity controlled by family members of Dr. Arnold S. Lippa. During the three months and six months ended June 30, 2015, such similar charges amounted to $4,000 and $14,000, respectively.

A description of other transactions between the Company and Aurora is provided at Notes 4 and 6.

A description of advances and notes payable to officers is provided at Note 4.

8. Commitments and Contingencies

Pending or Threatened Legal Actions and Claims

By letter dated November 11, 2014, a former director of the Company, who joined the Company’s Board of Directors on August 10, 2012 in conjunction with the Pier transaction and who resigned from the Company’s Board of Directors on September 28, 2012, asserted a claim for unpaid consulting compensation of $24,000. The Company has not received any further communications from the former director with respect to this matter.

By letter dated February 5, 2016, the Company received a demand from a law firm representing a professional services vendor of the Company alleging that approximately $146,000 is due and owing for unpaid services rendered and requesting arbitration of the claim. The Company has engaged in settlement discussions with the vendor’s legal counsel with respect to these claims.

By e-mail dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and owing for unpaid investment banking services rendered.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements at June 30, 2016 and December 31, 2015 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself in the event that any of the matters described above results in the filing of a lawsuit or formal claim.

Significant Agreements and Contracts

Consulting Agreement

Richard Purcell was appointed as the Company’s Senior Vice President of Research and Development effective October 15, 2014. Mr. Purcell provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc., through which the Company has contracted for his services, for a monthly cash fee of $12,500. Additional information with respect to shares of common stock issued to Mr. Purcell is provided at Note 6. Cash compensation expense pursuant to this agreement totaled $37,500 for the three months ended June 30, 2016 and 2015, and $75,000 for the six months ended June 30, 2016 and 2015, which is included in research and development expenses in the Company’s condensed consolidated statements of operations for such periods.

Employment Agreements

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso, Ph.D., to be its new President and Chief Executive Officer. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Manuso is to receive an initial annual base salary of $375,000, subject to certain conditions, which will increase to $450,000 annually upon the first anniversary of his contract, again subject to certain conditions being met. Dr. Manuso will also be eligible to receive bonuses ranging from $100,000 to $300,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Dr. Manuso was granted stock options to acquire 85,081,300 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans in the discretion of the Board of Directors. Dr. Manuso had also agreed to purchase newly issued securities of the Company in an amount of $250,000, which was accomplished by Dr. Manuso’s participation in the first closing of the unit offering of common stock and warrants on August 28, 2015, as described at Note 6. Dr. Manuso will also receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $16,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. He will also be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Manuso is provided at Note 6. The payment obligation associated with the first year base salary is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time scheduled payments are to commence. Cash compensation accrued pursuant to this agreement totaled $360,110 for the period August 18, 2015 through June 30, 2016, including $103,650 and $214,050 for the three months and six months ended June 30, 2016, respectively, and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at June 30, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Dr. Manuso was also appointed to the Company’s Board of Directors and elected as Vice Chairman of the Board of Directors. Dr. Manuso does not receive any additional compensation for serving as Vice Chairman and on the Board of Directors.

On August 18, 2015, concurrently with the hiring of Dr. James S. Manuso as its new President and Chief Executive Officer, the Company accepted the resignation of Dr. Arnold S. Lippa, as President and Chief Executive Officer. Dr. Lippa continues to serve as the Company’s Executive Chairman and a member of the Board of Directors. Also on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Lippa is to receive an initial annual base salary of $300,000, subject to certain conditions, which will increase to $375,000 annually upon the first anniversary of his contract, again subject to certain conditions being met. Dr. Lippa will also be eligible to receive bonuses ranging from $75,000 to $150,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 10,000,000 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa will also receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $12,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. He will also be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Lippa is provided at Note 6. The payment obligation associated with the first year base salary is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time scheduled payments are to commence. Cash compensation accrued pursuant to this agreement totaled $279,239 for the period August 18, 2015 through June 30, 2016, including $80,400 and $160,800 for the three months and six months ended June 30, 2016, respectively, and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at June 30, 2016, and in research and development expenses in the Company’s condensed consolidated statement of operations. Cash compensation accrued to Dr. Lippa for bonuses and under a prior superseded arrangement, while still serving as the Company’s President and Chief Executive Officer, totaled $94,758 and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at June 30, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Dr. Lippa does not receive any additional compensation for serving as Executive Chairman and on the Board of Directors.

On August 18, 2015, the Company also entered into employment agreements with Jeff E. Margolis, in his continuing role as Vice President, Secretary and Treasurer, and Robert N. Weingarten, in his continuing role as Vice President and Chief Financial Officer. Pursuant to the agreements, which are for initial terms through September 30, 2016 (and which shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Mr. Margolis and Mr. Weingarten are each to receive an initial annual base salary of $195,000, subject to certain conditions, and each will also be eligible to receive bonuses ranging from $65,000 to $125,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Mr. Margolis and Mr. Weingarten each were granted stock options to acquire 10,000,000 shares of common stock of the Company and both are eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Margolis and Mr. Weingarten will also each receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $9,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. Both will also be reimbursed for business expenses. Additional information with respect to the stock options granted to Mr. Margolis and Mr. Weingarten is provided at Note 6. The payment obligations associated with both of their first year base salaries is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time scheduled payments are to commence. Cash compensation accrued pursuant to these agreements totaled $276,140 ($188,070 each) for the period August 18, 2015 through June 30, 2016, including $108,300 ($54,150 each) and $216,600 ($108,300 each) for the three months and six months ended June 30, 2016, respectively, and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at June 30, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Cash compensation accrued to Mr. Margolis and Mr. Weingarten for bonuses and under prior superseded arrangements totaled $151,612 ($75,806 each) and is also included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at June 30, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Mr. Margolis and Mr. Weingarten also continue to serve as Directors of the Company, but do not receive any additional compensation for serving on the Board of Directors.

The employment agreements between the Company and Dr. Manuso, Dr. Lippa, Mr. Margolis and Mr. Weingarten, respectively, each provide that the payment obligations associated with the first year base salary are to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time scheduled payments are to commence. Dr. Manuso, Dr. Lippa, Mr. Margolis and Mr. Weingarten (who are each also directors of the Company) have each agreed, effective as of August 11, 2016, to continue to defer the payment of such amounts indefinitely, until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis.

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

On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its consolidated financial statements at June 30, 2016 and December 31, 2015.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The 2015 minimum annual royalty of $100,000 was paid as scheduled in December 2015. In the year after the first application for market approval is submitted to the FDA and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000. During the three months and six months ended June 30, 2016 and 2015, the Company recorded a charge to operations of $25,000 and $50,000, respectively, with respect to its minimum annual royalty obligation, which is included in research and development expenses in the Company’s condensed consolidated statement of operations for the three months and six months ended June 30, 2016 and 2015.

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

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (approximately US$111,000), consisting of approximately CAD$85,000 (approximately US$65,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (approximately US$15,000). As of June 30, 2016, CAD$85,000 (approximately US$65,000) was payable through September 1, 2016 under this agreement. The conversion to US dollars above utilizes an exchange rate of US$0.76 for every CAD$1.00.

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

Duke University Clinical Trial Agreement

On January 27, 2015, the Company entered into a Clinical Study and Research Agreement (the “Agreement”) with Duke University to develop and conduct a protocol for a program of clinical study and research at a total cost of $50,579, which was completed in March 2015 and charged to research and development expenses during the three months ended March 31, 2015. On October 30, 2015, the Agreement was amended to provide for a Phase 2A clinical trial of CX1739 at a cost of $558,268. During March 2016, a Phase 2A clinical trial at Duke University School of Medicine was initiated, with the dosing portion of the clinical trial completed in June 2016 and the clinical trial formally completed on July 11, 2016. On July 28, 2016, the Agreement was further amended to reflect additional post-clinical trial costs of $120,059, increasing the total amount payable under the Agreement to $678,327. During the three months and six months ended June 30, 2016, the Company recorded a charge to operations of $258,372 and $409,523, respectively, for research and development expenses with respect to work conducted pursuant to the amended Agreement. All of the services under the amended Agreement are expected to be incurred by December 31, 2016.

Sharp Clinical Services, Inc. Agreement

On June 30, 2015 and August 31, 2015, the Company entered into agreements with Sharp Clinical Services, Inc. to provide packaging, labeling, distribution and analytical services for the Company with respect to CX1739 at a total budgeted cost of $118,005, of which the remainder of such services of $26,438 is expected to be provided in 2016.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2016 aggregating $2,480,863. Amounts included in the 2016 column represent amounts contractually due at June 30, 2016 during the remainder of the 2016 fiscal year ending December 31, 2016.

		Payments Due By Year
	Total	2016	2017	2018	2019	2020
Research and development contracts	$59,463	$59,463	$—	$—	$—	$—
Clinical trial agreements (1)	157,150	157,150	—	—	—	—
License agreements	450,000	50,000	100,000	100,000	100,000	100,000
Employment and consulting agreements (2)	1,814,250	494,400	754,200	565,650	—	—
Total	$2,480,863	$761,013	$854,200	$665,650	$100,000	$100,000

(1) The amount presented is net of a payment of $111,654 made during the three months ended June 30, 2016, which has been reflected as an advance on research contract in the Company’s condensed consolidated balance sheet at June 30, 2016.

(2) The payment of such amounts has been deferred indefinitely, as described above at “Employment Agreements”.

10. Subsequent Events

Special Meeting of Stockholders

A special meeting of the stockholders of the Company is scheduled to be held at on August 16, 2016 to approve an amendment to the Company’s second restated certificate of incorporation (i) to effect, at the discretion of the Company’s Board of Directors, a three hundred twenty five-to-one (325 to 1) reverse stock split of all of the outstanding shares of the Company’s common stock, par value $0.001 per share, and (ii) to set the number of the Company’s authorized shares of stock at 70,000,000 shares, consisting of 65,000,000 shares designated as common stock, par value $0.001 per share, and 5,000,000 shares designated as preferred stock, par value $0.001 per share. The Company filed with the Securities and Exchange Commission and distributed to its stockholders a definitive proxy statement in connection with such meeting.

Fractional shares will not be issued in connection with the reverse stock split. Any fractional shares resulting from the reverse stock split will not be issued, but will be paid out in cash (without interest or deduction) in an amount equal to the number of shares exchanged into such fractional share multiplied by the average closing trading price of the Company’s common stock on the OTCQB for the five trading days immediately before the certificate of amendment effecting the reverse stock split is filed with the Delaware Secretary of State.

The reverse stock split, if approved and effected, would cause holders of less than 325 shares of common stock to be eliminated as stockholders of the Company as a result of the payment of cash in lieu of issuing fractional shares.

If the reverse stock split is approved at the August 16, 2016 special meeting of stockholders and subsequently effected, all share and per share amounts will be restated for all periods presented subsequent to the effective date to reflect the effect of the reverse stock split.

The Company performed an evaluation of subsequent events through the date of filing of these financial statements with the SEC. Other than the above, there were no material subsequent events which affected, or could affect, the amounts or disclosures in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since its formation in 1987, RespireRx Pharmaceuticals Inc. (“RespireRx”) has been engaged in the research and clinical development of a class of compounds referred to as ampakines, which act to enhance the actions of the excitatory neurotransmitter glutamate at AMPA glutamate receptors. Several ampakines, in both oral and injectable form, are being developed by the Company for the treatment of a variety of breathing disorders. In clinical studies, select ampakines have shown preliminary efficacy in central sleep apnea and in the control of respiratory depression produced by opioids, without altering their analgesic effects. In animal models of orphan disorders, such as Pompe Disease, spinal cord damage and perinatal respiratory distress, it has been demonstrated that certain ampakines improve breathing function. The Company’s compounds belong to a new class of ampakines that do not display the undesirable side effects previously reported in animal models of earlier generations

In 2011, RespireRx conducted a re-evaluation of its strategic focus and determined that clinical development in the area of respiratory disorders, particularly sleep apnea and drug-induced respiratory depression, provided the most cost-effective opportunities for potential rapid development and commercialization of RespireRx’s compounds. Accordingly, RespireRx narrowed its clinical focus at that time and sidelined other avenues of scientific inquiry. This re-evaluation provided the impetus for RespireRx’s acquisition of Pier Pharmaceuticals, Inc. (“Pier”) in August 2012. RespireRx and its wholly-owned subsidiary, Pier, are collectively referred to herein as the “Company.”

The Company has continued to implement this strategic focus, notwithstanding a change in management in March 2013, including seeking the capital to fund such efforts. As a result of the Company’s scientific discoveries and the acquisition of strategic, exclusive license agreements, management believes that the Company is now a leader in developing drugs for respiratory disorders, particularly sleep apneas and drug-induced respiratory depression.

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

Through the merger, RespireRx gained access to an Exclusive License Agreement (as amended, the “2007 License Agreement”) that Pier had entered into with the University of Illinois on October 10, 2007. The 2007 License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids, of which dronabinol is a specific example, for the treatment of sleep-related breathing disorders (including sleep apnea). Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with OSA. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol.

The 2007 License Agreement granted Pier, among other provisions, exclusive rights: (i) to practice certain patents and patent applications, as defined in the 2007 License Agreement, that were then held by the University of Illinois; (ii) to identify, develop, make, have made, import, export, lease, sell, have sold or offer for sale any related licensed products; and (iii) to grant sub-licenses of the rights granted in the 2007 License Agreement, subject to the provisions of the 2007 License Agreement. Pier was required under the 2007 License Agreement, among other terms and conditions, to pay the University of Illinois a license fee, royalties, patent costs and certain milestone payments.

Prior to the merger, Pier conducted a 21 day, randomized, double-blind, placebo-controlled, dose escalation Phase 2 clinical study in 22 patients with OSA, in which dronabinol produced a statistically significant reduction in the Apnea-Hypopnea Index, the primary therapeutic end-point, and was observed to be safe and well tolerated. The University of Illinois and three other research centers are currently investigating dronabinol in a potentially pivotal, six week, double-blind, placebo-controlled Phase 2B clinical trial in 120 patients with OSA. The University of Illinois has indicated that recruitment for this clinical trial was completed during the second quarter of 2016. Final research results are expected to be published in the fourth quarter of 2016. This clinical trial is fully funded by the National Heart, Lung and Blood Institute of the National Institutes of Health. The Company is not managing or funding this clinical trial.

Dronabinol is a Schedule III, controlled generic drug with a relatively low abuse potential that is approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of AIDS-related anorexia and chemotherapy-induced emesis. The use of dronabinol for the treatment of OSA is a novel indication for an already approved drug and, as such, the Company believes that it would only require approval by the FDA of a supplemental new drug application, as opposed to the submission and approval of a full new drug application.

The 2007 License Agreement was terminated effective March 21, 2013, due to the Company’s failure to make a required payment. Subsequently, current management opened negotiations with the University of Illinois, and as a result, the Company ultimately entered into a new license agreement (the “2014 License Agreement”) with the University of Illinois on June 27, 2014, the material terms of which were similar to the 2007 License Agreement that was terminated on March 21, 2013.

The Company filed an Investigational New Drug (“IND”) application with the FDA in September 2015 to conduct a double-blind, placebo-controlled, dose-ascending Phase 2A clinical trial in approximately 18 subjects to determine the ability of orally administered CX1739, the Company’s proprietary lead ampakine, to prevent the respiratory depression produced by remifentanil, a potent opioid, without altering remifentanil’s analgesic properties. The clinical protocol was designed to evaluate the safety and efficacy of three escalating doses of CX1739 versus placebo when administered prior to remifentanil, with respiration, analgesia and a number of other clinical measures being taken after administration of both drugs. The commencement of this clinical trial was subject to resolution of two deficiencies raised by the FDA in its clinical hold letter issued in November 2015. These issues were satisfactorily resolved in early 2016, and the FDA removed the clinical hold on the Company’s IND for CX1739 on February 25, 2016, thus allowing for the initiation of the clinical trial. During March 2016, upon receiving unconditional approval from the Institutional Review Board of the Duke Clinical Research Unit, this Phase 2A clinical trial at Duke University School of Medicine was initiated, with the dosing portion of the clinical trial completed in June 2016 and the clinical trial formally completed on July 11, 2016. The Company currently expects to incur a total of approximately $978,000 of direct and indirect costs in 2016 with respect to this clinical trial (including approximately $678,000 to Duke University), of which a total of approximately $310,000 and $488,000 was incurred during the three months and six months ended June 30, 2016, respectively. The Company is currently working with the Duke University clinical research team to analyze the data collected. The Company expects to complete a preliminary top-line analysis of the respiratory data by the end of September 2016 and to issue a final report on the results of the clinical trial by the end of December 2016.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $5,412,200 for the six months ended June 30, 2016 and $5,961,892 for the fiscal year ended December 31, 2015, and negative operating cash flows of $867,898 for the six months ended June 30, 2016 and $1,296,100 for the fiscal year ended December 31, 2015. The Company also had a stockholders’ deficiency of $3,694,788 at June 30, 2016, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2015, has expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is continuing efforts to raise additional capital in order to pay its liabilities, fund its business activities and underwrite its research and development programs. The Company regularly evaluates various measures to satisfy the Company’s liquidity needs, including the development of agreements with collaborative partners and, when necessary, the exchange or restructuring of the Company’s outstanding securities. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources on a timely basis, the Company may be forced to reduce operations indefinitely or to discontinue operations entirely and liquidate.

Recent Accounting Pronouncements

Information with respect to recently issued accounting standards is provided at Note 3 to the Company’s condensed consolidated financial statements.

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

Through the merger with Pier, the Company gained access to the 2007 License Agreement that Pier had entered into with the University of Illinois on October 10, 2007. The 2007 License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of sleep related breathing disorders (including sleep apnea), of which dronabinol is a specific example of one type of cannabinoid. Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Dronabinol is currently approved by the FDA and is sold generically for use in refractory chemotherapy-induced nausea and vomiting, as well as for anorexia in patients with AIDS. Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with OSA. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol. The 2007 License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment and on June 27, 2014, the Company entered into the 2014 License Agreement with the University of Illinois, the material terms of which were similar to the 2007 License Agreement that had been terminated. If the Company is unable to comply with the terms of the 2014 License Agreement, such as an inability to make the payments required thereunder, the Company would be at risk of the 2014 License Agreement being terminated.

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

Series G 1.5% Convertible Preferred Stock

The Company accounted for the beneficial conversion features associated with the shares of Series G 1.5% Convertible Preferred Stock issued in 2014 in accordance with Accounting Standards Codification (“ASC”) 470-20, Accounting for Debt with Conversion and Other Options. The Company calculated a deemed dividend on the Series G 1.5% Convertible Preferred Stock of $8,376,719 in March 2014 and $1,673,127 in April 2014, which equals the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series G 1.5% Convertible Preferred Stock exceeded the proceeds from such issuances. The deemed dividend on the Series G 1.5% Convertible Preferred Stock was amortized on the straight-line basis from the respective issuance dates through the earliest conversion date of June 16, 2014, in accordance with ASC 470-20. The difference between the amortization of the deemed dividend calculated based on the straight-line method and the effective yield method was not material.

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

The Company considered the face value of the convertible notes to be representative of their fair value. The Company determined the fair value of the warrants based on the Black-Scholes option-pricing model. The relative fair value method generated respective fair values for each of the convertible notes and the warrants of approximately 50% for the convertible notes and approximately 50% for the warrants sold with the convertible notes. Once these values were determined, the fair value of the warrants and the fair value of the beneficial conversion feature (which were calculated based on the effective conversion price) were recorded as a reduction to the face value of the promissory note obligation. As a result, this aggregate debt discount reduced the carrying value of the convertible notes to zero at each issuance date. The excess amount generated from this calculation was not recorded, as the carrying value of a convertible note cannot be reduced below zero. The aggregate debt discount was amortized as interest expense over the original term of the convertible notes. The difference between the amortization of the debt discount calculated based on the straight-line method and the effective yield method was not material.

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

On August 13, 2015, pursuant to the terms of the convertible notes, the Company elected to extend the maturity date of the convertible notes to September 15, 2016. As a consequence of this election, under the terms of the convertible notes, the Company was required to issue to convertible note holders additional warrants (the “New Warrants”). In connection with the extension of the maturity date of the convertible notes, the Board of Directors of the Company determined to extend the termination date of the original warrants, so that they were coterminous with the new maturity date of the convertible notes.

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

During April and May 2016, the Company entered into Note Exchange Agreements with certain note holders, representing an aggregate of $303,500 of principal amount of the convertible notes (out of a total of $579,500 of original principal amount of the 10% convertible notes payable). The Note Exchange Agreements were substantially similar, and provided for the note holders to exchange their notes, original warrants and New Warrants (collectively, the “Exchanged Securities”), plus cash, in exchange for shares of the Company’s common stock. In the aggregate, $344,483 of principal amount (including accrued interest of $40,983) of the convertible notes, original warrants to purchase 8,671,428 shares of the Company’s common stock and New Warrants to purchase 4,634,042 shares of the Company’s common stock, plus an aggregate of $232,846 in cash, were exchanged for 32,990,233 shares of the Company’s common stock, with a total market value of $631,023 (average $0.0191 per share), which resulted in a credit to total stockholders’ equity of $577,329. All of the Exchanged Securities were cancelled as a result of the respective exchange transactions.

The Company reviewed the guidance in ASC 470-20-40-13 through 17, Recognition of Expense Upon Conversion, and in ASC 470-20-40-26, Induced Conversions. Consistent with this accounting guidance, for those convertible note holders accepting the Company’s exchange offer, the Company evaluated the fair value of the incremental consideration paid to induce conversion of the convertible notes into equity (i.e., 9,842,381 shares of common stock), based on the closing market price of the Company’s common stock on the date of each transaction, and recorded a charge to operations of $188,274.

The Company evaluated the warrants exchanged in conjunction with the Note Exchange Agreements. The Company calculated the fair value of the warrants exchanged (consisting of the warrants issued in conjunction with the original issuance of the convertible notes) as if the warrants were modified immediately before the theoretical warrant modification and immediately after such warrant modification. As the fair value of the warrants immediately after the modifications was less than the fair value of the warrants immediately before the modifications (both amounts calculated pursuant to the Black-Scholes option-pricing model), the Company did not record any accounting entry with respect to the warrant exchange agreements.

Unit Exchange Agreements

During April and May 2016, the Company entered into Unit Exchange Agreements with certain warrant holders. The Unit Exchange Agreements were substantially similar, and provided for the warrant holders to exchange (i) existing warrants to purchase an aggregate of 70,585,832 shares of the Company’s common stock (each of which was cancelled as a result of the respective exchange transactions), plus (ii) an aggregate of $529,394 in cash, in return for (i) an aggregate of 35,292,916 shares of the Company’s common stock, and (ii) new warrants to purchase an aggregate of 35,292,916 shares of the Company’s common stock. The new warrants have the same expiration date as the original warrants (September 30, 2020) and may be exercised for cash or on a cashless basis at $0.015 per share.

The Company evaluated the warrants exchanged in conjunction with the Unit Exchange Agreements. The Company calculated the fair value of the warrants exchanged as if the warrants were modified immediately before the theoretical warrant modification and immediately after such warrant modification. As the fair value of the warrants immediately after the modification was less than the fair value of the warrants immediately before the modification (both amounts calculated pursuant to the Black-Scholes option-pricing model), the Company did not record any accounting entry with respect to the warrant exchange agreements.

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

Research and Development

Research and development costs include compensation paid to management directing the Company’s research and development activities, and fees paid to consultants and outside service providers and organizations (including research institutes at universities), patent fees and costs, and other expenses relating to the acquisition, design, development and testing of the Company’s treatments and product candidates.

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

Results of Operations

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Grant revenues	$-	$12,382	$-	$86,916
Operating expenses:
General and administrative	1,422,605	800,393	2,922,245	1,030,293
Research and development	926,920	272,340	1,844,056	713,132
Total operating expenses	2,349,525	1,072,733	4,766,301	1,743,425
Loss from operations	(2,349,525)	(1,060,351)	(4,766,301)	(1,656,509)
Gain (loss) from settlements with former management	-	(840)	-	91,710
Gain from settlements with service providers	-	75,375	-	75,375
Fair value of inducement to effect exchange of 10% convertible notes payable for common stock	(188,274)	-	(188,274)	-
Interest expense	(199,441)	(269,433)	(446,206)	(497,968)
Foreign currency transaction gain (loss)	5,991	5,617	(11,419)	9,808
Net loss	(2,731,249)	(1,249,632)	(5,412,200)	(1,977,584)
Adjustments related to Series G 1.5% Convertible Preferred Stock:
Dividend on Series G 1.5% Convertible Preferred Stock	(184)	(1,574)	(1,165)	(4,772)

Net loss attributable to common stockholders	$(2,731,433)	$(1,251,206)	$(5,413,365)	$(1,982,356)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	612,737,935	375,150,770	554,335,252	307,305,205

Three Months Ended June 30, 2016 and 2015

Revenues. During the three months ended June 30, 2016 and 2015, the Company had research grant revenues of $0 and $12,382, respectively. The research grant revenues during the three months ended June 30, 2015 were related to a contract with the National Institute of Drug Abuse entered into on September 18, 2014 and completed in early 2015.

General and Administrative. For the three months ended June 30, 2016, general and administrative expenses were $1,422,605, an increase of $622,212, as compared to $800,393 for the three months ended June 30, 2015, primarily due to an increase in stock-based compensation of $514,687 and an increase in professional and consulting fees of $89,290.

Stock-based compensation costs included in general and administrative expenses were $953,287 for the three months ended June 30, 2016, as compared to $438,600 for the three months ended June 30, 2015, reflecting an increase of $514,687. The increase in stock-based compensation reflects the amortization of costs relating to stock options granted to members of management, the Company’s Board of Directors and to outside consultants. Salaries and employee benefits included in general and administrative expenses were $211,951 for the three months ended June 30, 2016, as compared to $195,000 for the three months ended June 30, 2015, reflecting an increase of $16,950. Professional and other consulting fees included in general and administrative expenses were $202,551 for the three months ended June 30, 2016, as compared to $113,261 for the three months ended June 30, 2015, reflecting an increase of $89,290, due primarily to preparation of the Company’s proxy statement and planning for the Company’s special meeting of shareholders scheduled for August 16, 2016, and other investor and public relations costs.

Research and Development. For the three months ended June 30, 2016, research and development expenses were $926,920, an increase of $654,580, as compared to $272,340 for the three months ended June 30, 2015. The increase in research and development expenses for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, is primarily a result of an increase in stock-based compensation of $287,124, an increase in salaries and employee benefits of $74,264, and an increase in contractual clinical research expenditures of $269,883, primarily related to the Company’s Phase 2A clinical trial of CX1739.

Stock-based compensation costs included in research and development expenses were $360,524 for the three months ended June 30, 2016, as compared to $73,400 for the three months ended June 30, 2015, reflecting an increase of $287,124. The increase in stock-based compensation reflects the amortization of costs relating to stock options granted to members of management and to outside consultants engaged in research and development activities. Salaries and employee benefits included in research and development expenses were $80,400 for the three months ended June 30, 2016, as compared to $6,136 for the three months ended June 30, 2015, reflecting an increase of $74,264. The net change reflects the Company’s shift in compensation philosophy for its officers beginning in mid-2015 from entirely stock-based compensation to a combination of stock-based compensation and compensation payable in cash (subject to certain conditions).

Contractual research expenditures included in research and development expenses were $318,868 for the three months ended June 30, 2016, as compared to $48,985 for the three months ended June 30, 2015, reflecting an increase of $269,883. The net change in contractual clinical research expenditures reflects the Company’s accelerating clinical trial program.

Gain (Loss) from Settlement with Former Management. During the three months ended June 30, 2015, the Company recorded a loss of $840 as a result of an amendment made to a settlement agreement with its former Vice President and Chief Financial Officer that resulted in the settlement of potential claims.

Gain from Settlements with Service Providers. During the three months ended June 30, 2015, the Company recorded a gain of $75,375 as a result of agreements with four current professional service providers that resulted in the partial settlement of amounts owed to them by the Company. Obligations aggregating $916,827 were settled for $15,000 in cash, the issuance of a note payable of $59,763, the issuance of 9,064,286 shares of common stock valued at $158,625 ($0.0175 per share), and the issuance of stock options to purchase 31,618,470 shares of common stock (exercisable at the closing market price of the Company’s common stock on the date of issuance) valued pursuant to the Black-Scholes option-pricing model at $608,064.

Fair Value of Inducement to Effect Exchange of 10% Convertible Notes Payable for Common Stock. During April and May 2016, the Company entered into Note Exchange Agreements with certain note holders representing an aggregate of $303,500 of principal amount of the 10% convertible notes payable (out of a total of $579,500 of original principal amount of the 10% convertible notes payable. The Note Exchange Agreements provided for the note holders to exchange their notes, original warrants and New Warrants, plus cash, in exchange for shares of the Company’s common stock. In the aggregate, $344,483 (including accrued interest of $40,983) of the 10% convertible notes payable, original warrants to purchase 8,671,428 shares of the Company’s common stock and New Warrants to purchase 4,634,042 shares of the Company’s common stock, plus an aggregate of $232,846 in cash, were exchanged for 32,990,233 shares of the Company’s common stock, with a total market value of $631,023 (average $0.0191 per share). Accordingly, during the three months ended June 30, 2016, the Company recorded a cost of $188,274, reflecting the fair value of the inducement to effect the exchange of a portion the 10% convertible notes payable (together with original warrants, New Warrants and cash) for shares of the Company’s common stock.

Interest Expense. During the three months ended June 30, 2016, interest expense was $199,441 (including $2,623 to related parties), a decrease of $69,992, as compared to $269,433 (including $164 to related parties) for the three months ended June 30, 2015. The net decrease in interest expense of $69,992 consists of a decrease of $183,322 in the amortization of debt discounts and capitalized financing costs associated with the convertible note financing and subsequent extension, offset by the write-off of unamortized discounts related to the conversion of notes payable aggregating $116,499. The amortization of debt discounts (including the beneficial conversion feature) and capitalized financing costs charged to interest expense during the three months ended June 30, 2016 aggregated $57,387, as compared to $240,709 during the three months ended June 30, 2015.

Foreign Currency Transaction Gain (Loss). Foreign currency transaction gain was $5,991 for the three months ended June 30, 2016, as compared to a foreign currency transaction gain of $5,617 for the three months ended June 30, 2015. The foreign currency transaction gain relates to the $399,774 loan from SY Corporation made in June 2012, which is denominated in the South Korean Won.

Net Loss. For the three months ended June 30, 2016, the Company incurred a net loss of $2,731,249, as compared to a net loss of $1,249,632 for the three months ended June 30, 2015.

Dividends on Series G 1.5% Convertible Preferred Stock. For the three months ended June 30, 2016, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings were $184. For the three months ended June 30, 2015, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and April 17, 2014 closings were $1,574. The decrease in dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock of $1,390 is due to conversions of Series G 1.5% Convertible Preferred Stock into common stock that have occurred since issuance in 2014. On April 17, 2016, the remaining unconverted 259.7 shares of Series G 1.5% Convertible Preferred Stock outstanding (including accrued but unpaid dividends) were automatically and mandatorily redeemed by conversion into 78,706,282 newly issued shares of common stock at a conversion price of $0.0033 per share.

Net Loss Attributable to Common Stockholders. For the three months ended June 30, 2016, the Company incurred a net loss attributable to common stockholders of $2,731,433, as compared to a net loss attributable to common stockholders of $1,251,206 for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 and 2015

Revenues. During the six months ended June 30, 2016 and 2015, the Company had research grant revenues of $0 and $86,916, respectively. The research grant revenues during the six months ended June 30, 2015 were related to a contract with the National Institute of Drug Abuse entered into on September 18, 2014 and completed in early 2015.

General and Administrative. For the six months ended June 30, 2016, general and administrative expenses were $2,922,245, an increase of $1,891,952, as compared to $1,030,293 for the six months ended June 30, 2015, primarily due to an increase in stock-based compensation of $1,545,518, an increase in salaries and employee benefits of $236,356, and an increase in professional and consulting fees of $68,559.

Stock-based compensation costs included in general and administrative expenses were $1,984,118 for the six months ended June 30, 2016, as compared to $438,600 for the six months ended June 30, 2015, reflecting an increase of $1,545,518. The increase in stock-based compensation reflects the amortization of costs relating to stock options granted to members of management, the Company’s Board of Directors and to outside consultants. Salaries and employee benefits included in general and administrative expenses were $431,356 for the six months ended June 30, 2016, as compared to $195,000 for the six months ended June 30, 2015, reflecting an increase of $236,356. The net change reflects the Company’s shift in compensation philosophy for its officers beginning in mid-2015 from entirely stock-based compensation to a combination of stock-based compensation and compensation payable in cash (subject to certain conditions). Professional and other consulting fees included in general and administrative expenses were $378,465 for the six months ended June 30, 2016, as compared to $309,906 for the six months ended June 30, 2015, reflecting an increase of $68,559, due primarily to preparation of the Company’s proxy statement and planning for the Company’s special meeting of shareholders scheduled for August 16, 2016, and other investor and public relations costs.

Research and Development. For the six months ended June 30, 2016, research and development expenses were $1,844,056, an increase of $1,130,924, as compared to $713,132 for the six months ended June 30, 2015. The increase in research and development expenses for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, is primarily a result of an increase in stock-based compensation of $655,664, an increase in salaries and employee benefits of $125,136, and an increase in contractual clinical research expenditures of $285,453, primarily related to the Company’s Phase 2A clinical trial of CX 1739.

Stock-based compensation costs included in research and development expenses were $801,064 for the six months ended June 30, 2016, as compared to $145,400 for the six months ended June 30, 2015, reflecting an increase of $655,664. The increase in stock-based compensation reflects the amortization of costs relating to stock options granted to members of management and to outside consultants engaged in research and development activities. Salaries and employee benefits included in research and development expenses were $160,800 for the six months ended June 30, 2016, as compared to $35,664 for the six months ended June 30, 2015, reflecting an increase of $125,136. The net change reflects the Company’s shift in compensation philosophy for its officers beginning in mid-2015 from entirely stock-based compensation to a combination of stock-based compensation and compensation payable in cash (subject to certain conditions).

Contractual research expenditures included in research and development expenses were $551,965 for the six months ended June 30, 2016, as compared to $266,512 for the six months ended June 30, 2015, reflecting an increase of $285,453. The net change in contractual clinical research expenditures reflects the Company’s accelerating clinical trial program.

Gain (Loss) from Settlement with Former Management. During the six months ended June 30, 2015, the Company recorded a gain of $91,710 as a result of a settlement agreement with its former Vice President and Chief Financial Officer effective January 29, 2015, as amended on February 4, 2015, that resulted in the settlement of potential claims. In conjunction with such settlement agreement, the Company agreed to a total cash payment of $26,000 to be paid on or before June 30, 2015, and issued stock options to purchase 500,000 shares of common stock exercisable at $0.0512 per share (for the closing market price on the date of grant) for a period of five years. The stock options were valued pursuant to the Black-Scholes option-pricing model at $25,450. Effective January 29, 2015, the Company recorded a gain of $92,550 as a result of the settlement. On June 29, 2015, the agreement was further amended such that $3,000 of the remaining balance due was extended to September 30, 2015, with the remaining balance of $12,500 extended to December 31, 2015. The extended amounts bear interest at 10% per annum. Additionally, the Company issued stock options to purchase 50,000 shares of common stock exercisable at $0.018 per share (the closing market price on the date of grant) for a period of five years. The stock options granted on June 29, 2015 were valued pursuant to the Black-Scholes option-pricing model at $840, which resulted in a loss of $840 being recorded in conjunction with the June 29, 2015 amendment.

Gain from Settlements with Service Providers. During the six months ended June 30, 2015, the Company recorded a gain of $75,375 as a result of agreements with four current professional service providers that resulted in the partial settlement of amounts owed to them by the Company. Obligations aggregating $916,827 were settled for $15,000 in cash, the issuance of a note payable of $59,763, the issuance of 9,064,286 shares of common stock valued at $158,625 ($0.0175 per share), and the issuance of stock options to purchase 31,618,470 shares of common stock (exercisable at the closing market price of the Company’s common stock on the date of issuance) valued pursuant to the Black-Scholes option-pricing model at $608,064.

Fair Value of Inducement to Effect Exchange of 10% Convertible Notes Payable for Common Stock. During April and May 2016, the Company entered into Note Exchange Agreements with certain note holders representing an aggregate of $303,500 of principal amount of the 10% convertible notes payable (out of a total of $579,500 of original principal amount of the 10% convertible notes payable. The Note Exchange Agreements provided for the note holders to exchange their notes, original warrants and New Warrants, plus cash, in exchange for shares of the Company’s common stock. In the aggregate, $344,483 (including accrued interest of $40,983) of the 10% convertible notes payable, original warrants to purchase 8,671,428 shares of the Company’s common stock and New Warrants to purchase 4,634,042 shares of the Company’s common stock, plus an aggregate of $232,846 in cash, were exchanged for 32,990,233 shares of the Company’s common stock, with a total market value of $631,023 (average $0.0191 per share). Accordingly, during the six months ended June 30, 2016, the Company recorded a cost of $188,274, reflecting the fair value of the inducement to effect the exchange of a portion the 10% convertible notes payable (together with original warrants, New Warrants and cash) for shares of the Company’s common stock.

Interest Expense. During the six months ended June 30, 2016, interest expense was $446,206 (including $100,989 to related parties), a decrease of $52,762, as compared to $497,968 (including $164 to related parties) for the six months ended June 30, 2015. The net decrease in interest expense of $52,762 consists of a decrease of $265,926 in the amortization of debt discounts and capitalized financing costs associated with the convertible note financing and subsequent extension, offset by an increase of $96,636 attributable to the fair value of fully vested warrants issued to the Company’s Chief Executive Officer and Chief Scientific Officer in connection with working capital loans made by them to the Company during the six months ended June 30, 2016, and the write-off of unamortized discounts related to the conversion of notes payable aggregating $116,499 during the six months ended June 30, 2016. The amortization of debt discounts (including the beneficial conversion feature) and capitalized financing costs charged to interest expense during the six months ended June 30, 2016 aggregated $177,876, as compared to $443,803 during the six months ended June 30, 2015.

Foreign Currency Transaction Gain (Loss). Foreign currency transaction loss was $11,419 for the six months ended June 30, 2016, as compared to a foreign currency transaction gain of $9,808 for the six months ended June 30, 2015. The foreign currency transaction gain relates to the $399,774 loan from SY Corporation made in June 2012, which is denominated in the South Korean Won.

Net Loss. For the six months ended June 30, 2016, the Company incurred a net loss of $5,412,200, as compared to a net loss of $1,977,584 for the six months ended June 30, 2015.

Dividends on Series G 1.5% Convertible Preferred Stock. For the six months ended June 30, 2016, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings were $1,165. For the six months ended June 30, 2015, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and April 17, 2014 closings were $4,772. The decrease in dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock of $3,607 is due to conversions of Series G 1.5% Convertible Preferred Stock into common stock that have occurred since issuance in 2014. On April 17, 2016, the remaining unconverted 259.7 shares of Series G 1.5% Convertible Preferred Stock outstanding (including accrued but unpaid dividends) were automatically and mandatorily redeemed by conversion into 78,706,282 newly issued shares of common stock at a conversion price of $0.0033 per share.

Net Loss Attributable to Common Stockholders. For the six months ended June 30, 2016, the Company incurred a net loss attributable to common stockholders of $5,413,365, as compared to a net loss attributable to common stockholders of $1,982,356 for the six months ended June 30, 2015.

Liquidity and Capital Resources – June 30, 2016

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $5,412,200 for the six months ended June 30, 2016 and $5,961,892 for the fiscal year ended December 31, 2015, and negative operating cash flows of $867,898 for the six months ended June 30, 2016 and $1,296,100 for the fiscal year ended December 31, 2015, had a stockholders’ deficiency of $3,694,788 at June 30, 2016, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2015, has expressed substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above).

At June 30, 2016, the Company had a working capital deficit of $3,743,908, as compared to a working capital deficit of $2,922,279 at December 31, 2015, reflecting an increase in the working capital deficit of $821,629 for the six months ended June 30, 2016. The increase in the working capital deficit during the six months ended June 30, 2016 is comprised of an increase in total current liabilities of $1,264,516, offset by an increase in current assets of $442,887. The increase in total current liabilities of $1,264,516 consists of a net increase in notes payable of $145,674, including an increase in notes payable to officers of $109,552, and an increase in accounts payable and accrued liabilities of $1,118,842, including an increase in accrued compensation of $611,450.

At June 30, 2016, the Company had cash aggregating $347,256, as compared to $53,199 at December 31, 2015, reflecting an increase in cash of $294,057 during the six months ended June 30, 2016. The increase in cash during the six months ended June 30, 2016 was primarily the result of cash generated from the warrant exchange transactions effected in conjunction with the Note Exchange Agreements and Unit Exchange Agreements during April and May 2016.

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

At June 30, 2016, the Company had $276,000 principal amount of 10% convertible notes payable outstanding (plus accrued interest of $46,757), which mature and become due and payable in full on September 15, 2016. The Company is continuing efforts to extend and/or satisfy these notes payable through the issuance of the Company’s securities prior to the maturity date, although there can be no assurances that the Company will be successful in this regard.

The Company is continuing efforts to raise additional capital in order to pay its liabilities, fund its business activities and underwrite its research and development programs. The Company regularly evaluates various measures to satisfy the Company’s liquidity needs, including the development of agreements with collaborative partners and, when necessary, the exchange or restructuring of the Company’s outstanding securities. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources on a timely basis, the Company may be forced to reduce operations indefinitely or to discontinue operations entirely and liquidate.

Operating Activities. For the six months ended June 30, 2016, operating activities utilized cash of $867,898, as compared to utilizing cash of $322,695 for the six months ended June 30, 2015, to support the Company’s ongoing operations and research and development activities.

Investing Activities. For the six months ended June 30, 2016, the Company had no investing activities. For the six months ended June 30, 2015, investing activities utilized cash of $2,497 for the acquisition of equipment.

Financing Activities. For the six months ended June 30, 2016, financing activities generated cash of $1,161,955, consisting of $309,985 in proceeds from the common stock and warrant unit financing, $762,240 from the warrant exchange transactions, and $105,200 in proceeds from officer loans, less $15,470 principal paid on other short-term notes. For the six months ended June 30, 2015, financing activities generated cash of $215,622, consisting of $210,000 in proceeds from the convertible note and warrant financing, $40,000 in proceeds from a note payable issued to the Company’s Chairman and Chief Executive Officer at that time, partially offset by principal paid on other notes payable, and the payment of financing costs of $23,700 relating to various financings.

Principal Commitments

Employment Agreements

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso, Ph.D., to be its new President and Chief Executive Officer. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Manuso is to receive an initial annual base salary of $375,000, subject to certain conditions, which will increase to $450,000 annually upon the first anniversary of his contract, again subject to certain conditions being met. Dr. Manuso will also be eligible to receive bonuses ranging from $100,000 to $300,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Dr. Manuso was granted stock options to acquire 85,081,300 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans in the discretion of the Board of Directors. Dr. Manuso had also agreed to purchase newly issued securities of the Company in an amount of $250,000, which was accomplished by Dr. Manuso’s participation in the first closing of the unit offering of common stock and warrants on August 28, 2015, as described at Note 6 to the Company’s condensed consolidated financial statements. Dr. Manuso will also receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $16,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. He will also be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Manuso is provided at Note 6 to the Company’s condensed consolidated financial statements. The payment obligation associated with the first year base salary is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time, scheduled payments are to commence. Cash compensation accrued pursuant to this agreement totaled $360,110 for the period August 18, 2015 through June 30, 2016, including $103,650 and $214,050 for the three months and six months ended June 30, 2016, respectively, and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at June 30, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Dr. Manuso was also appointed to the Company’s Board of Directors and elected as Vice Chairman of the Board of Directors. Dr. Manuso does not receive any additional compensation for serving as Vice Chairman and on the Board of Directors.

On August 18, 2015, concurrently with the hiring of Dr. James S. Manuso as its new President and Chief Executive Officer, the Company accepted the resignation of Dr. Arnold S. Lippa, as President and Chief Executive Officer. Dr. Lippa continues to serve as the Company’s Executive Chairman and a member of the Board of Directors. Also on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Lippa is to receive an initial annual base salary of $300,000, subject to certain conditions, which will increase to $375,000 annually upon the first anniversary of his contract, again subject to certain conditions being met. Dr. Lippa will also be eligible to receive bonuses ranging from $75,000 to $150,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 10,000,000 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa will also receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $12,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. He will also be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Lippa is provided at Note 6 to the Company’s condensed consolidated financial statements. The payment obligation associated with the first year base salary is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time, scheduled payments are to commence. Cash compensation accrued pursuant to this agreement totaled $279,239 for the period August 18, 2015 through June 30, 2016, including $80,400 and $160,800 for the three months and six months ended June 30, 2016, respectively, and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at June 30, 2016, and in research and development expenses in the Company’s condensed consolidated statement of operations. Cash compensation accrued to Dr. Lippa for bonuses and under a prior superseded arrangement, while still serving as the Company’s President and Chief Executive Officer, totaled $94,758 and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at June 30, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Dr. Lippa does not receive any additional compensation for serving as Executive Chairman and on the Board of Directors.

On August 18, 2015, the Company also entered into employment agreements with Jeff E. Margolis, in his continuing role as Vice President, Secretary and Treasurer, and Robert N. Weingarten, in his continuing role as Vice President and Chief Financial Officer. Pursuant to the agreements, which are for initial terms through September 30, 2016 (and which shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Mr. Margolis and Mr. Weingarten are each to receive an initial annual base salary of $195,000, subject to certain conditions, and each will also be eligible to receive bonuses ranging from $65,000 to $125,000, once certain conditions have been met or at the discretion of the Board of Directors. Additionally, Mr. Margolis and Mr. Weingarten each were granted stock options to acquire 10,000,000 shares of common stock of the Company and both are eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Margolis and Mr. Weingarten will also each receive, beginning on the first anniversary of the agreement, additional compensation to cover automobile lease expenses (up to a maximum of $9,000 annually, on a tax-equalized basis) if certain conditions are met, and, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, for a term life insurance policy and disability insurance policy. Both will also be reimbursed for business expenses. Additional information with respect to the stock options granted to Mr. Margolis and Mr. Weingarten is provided at Note 6 to the Company’s condensed consolidated financial statements. The payment obligations associated with both of their first year base salaries is to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time, scheduled payments are to commence. Cash compensation accrued pursuant to these agreements totaled $276,140 ($188,070 each) for the period August 18, 2015 through June 30, 2016, including $108,300 ($54,150 each) and $216,600 ($108,300 each) for the three months and six months ended June 30, 2016, respectively, and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at June 30, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Cash compensation accrued to Mr. Margolis and Mr. Weingarten for bonuses and under prior superseded arrangements totaled $151,612 ($75,806 each) and is also included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at June 30, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Mr. Margolis and Mr. Weingarten also continue to serve as Directors of the Company, but do not receive any additional compensation for serving on the Board of Directors.

The employment agreements between the Company and Dr. Manuso, Dr. Lippa, Mr. Margolis and Mr. Weingarten, respectively, each provide that the payment obligations associated with the first year base salary are to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time scheduled payments are to commence. Dr. Manuso, Dr. Lippa, Mr. Margolis, and Mr. Weingarten (who are each also directors of the Company) have each agreed, effective as of August 11, 2016, to continue to defer the payment of such amounts indefinitely, until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The 2015 minimum annual royalty of $100,000 was paid as scheduled in December 2015. In the year after the first application for market approval is submitted to the FDA and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000. During the three months and six months ended June 30, 2016 and 2015, the Company recorded a charge to operations of $25,000 and $50,000, respectively, with respect to its minimum annual royalty obligation, which is included in research and development expenses in the Company’s condensed consolidated statement of operations for the three months and six months ended June 30, 2016 and 2015.

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

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (approximately US$111,000), consisting of approximately CAD$85,000 (approximately US$65,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (approximately US$15,000). As of June 30, 2016, CAD$85,000 (approximately US$65,000) was payable through September 1, 2016 under this agreement. The conversion to US dollars above utilizes an exchange rate of US$0.76 for every CAD$1.00.

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

Duke University Clinical Trial Agreement

On January 27, 2015, the Company entered into a Clinical Study and Research Agreement (the “Agreement”) with Duke University to develop and conduct a protocol for a program of clinical study and research at a total cost of $50,579, which was completed in March 2015 and charged to research and development expenses during the three months ended March 31, 2015. On October 30, 2015, the Agreement was amended to provide for a Phase 2A clinical trial of CX1739 at a cost of $558,268. During March 2016, a Phase 2A clinical trial at Duke University School of Medicine was initiated, with the dosing portion of the clinical trial completed in June 2016 and the clinical trial formally completed on July 11, 2016. On July 27, 2016, the Agreement was further amended to reflect additional post-clinical trial costs of $120,059, increasing the total amount payable under the Agreement to $678,327. During the three months and six months ended June 30, 2016, the Company recorded a charge to operations of $258,372 and $409,523, respectively, for research and development expenses with respect to work conducted pursuant to the amended Agreement. All of the services under the amended Agreement are expected to be incurred by December 31, 2016.

Sharp Clinical Services, Inc. Agreement

On August 31, 2015 and June 30, 2015, the Company entered into agreements with Sharp Clinical Services, Inc. to provide packaging, labeling, distribution and analytical services for the Company with respect to CX1739 at a total budgeted cost of $118,005, of which the remainder of such services of $26,438 is expected to be provided in 2016.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2016 aggregating $2,480,863. Amounts included in the 2016 column represent amounts contractually due at June 30, 2016 during the remainder of the 2016 fiscal year ending December 31, 2016.

		Payments Due By Year
	Total	2016	2017	2018	2019	2020
Research and development contracts	$59,463	$59,463	$—	$—	$—	$—
Clinical trial agreements (1)	157,150	157,150	—	—	—	—
License agreements	450,000	50,000	100,000	100,000	100,000	100,000
Employment and consulting agreements (2)	1,814,250	494,400	754,200	565,650	—	—
Total	$2,480,863	$761,013	$854,200	$665,650	$100,000	$100,000

(1) The amount presented is net of a payment of $111,654 made during the three months ended June 30, 2016, which has been reflected as an advance on research contract in the Company’s condensed consolidated balance sheet at June 30, 2016.

(2) The payment of such amounts has been deferred indefinitely, as described above at “Employment Agreements”.

Off-Balance Sheet Arrangements

At June 30, 2016, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

By letter dated November 11, 2014, a former director of the Company, who joined the Company’s Board of Directors on August 10, 2012 in conjunction with the Pier transaction and who resigned from the Company’s Board of Directors on September 28, 2012, asserted a claim for unpaid consulting compensation of $24,000. The Company has not received any further communications from the former director with respect to this matter.

By letter dated February 5, 2016, the Company received a demand from a law firm representing a professional services vendor of the Company alleging that approximately $146,000 is due and owing for unpaid services rendered and requesting arbitration of the claim. The Company has been engaged in settlement discussions with the vendor’s legal counsel with respect to these claims.

By e-mail dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and owing for unpaid investment banking services rendered.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements at June 30, 2016 and December 31, 2015 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself in the event that any of the matters described above results in the filing of a lawsuit or formal claim.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 8, 2016, the Company initiated a new equity private placement, consisting of units of common stock and warrants, up to an aggregate of $2,500,000, with each unit consisting of (i) one share of common stock, and (ii) one warrant to purchase two additional shares of common stock. During the six months ended June 30, 2016, the Company entered into purchase agreements with nine accredited and four non-accredited, non-affiliated investors, pursuant to which an aggregate of 13,975,883 shares of common stock and an aggregate of 27,951,763 warrants were sold, generating gross proceeds of $309,985.

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

On March 31, 2016, the Board of Directors of the Company awarded stock options for a total of 170,000,000 shares of common stock in various quantities to twelve individuals who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan. The stock options vested 25% on March 31, 2016 and 25% on June 30, 2016, and will vest 25% on September 30, 2016 and 25% on December 31, 2016, and will expire on March 31, 2021. The exercise price of the stock options was established on the grant date at $0.0227 per share, which was the closing market price of the Company’s common stock on such date. The aggregate grant date fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was $3,774,000.

On April 17, 2016, the remaining unconverted 259.7 shares of Series G 1.5% Convertible Preferred Stock outstanding (including accrued but unpaid dividends) were automatically and mandatorily redeemed by conversion into 78,706,282 newly issued shares of common stock at a conversion price of $0.0033 per share.

Additional information with respect to the transactions described above is provided in the Notes to the Condensed Consolidated Financial Statements for the three months and six months ended June 30, 2016 and 2015.

During April and May 2016, the Company entered into Note Exchange Agreements with certain note holders representing an aggregate of $303,500 of principal amount of the Notes (out of a total of $579,500 of original principal amount of the Notes). Pursuant to the Note Exchange Agreements, an aggregate of $344,483, including accrued interest of $40,983, of the Notes (together with cash and warrants) were exchanged for a total of 32,990,233 shares of the Company’s common stock. Additional information with respect to Note Exchange Agreements is provided at Note 4 to the Company’s condensed consolidated financial statements. The shares of common stock were exchanged without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506 of Regulation D promulgated thereunder. The shares of common stock issuable upon exchange for the Notes, warrants and cash were not registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

During April and May 2016, the Company entered into Unit Exchange Agreements with certain warrant holders who had acquired units in connection with the Second Amended and Restated Common Stock and Warrant Purchase Agreement. The Unit Exchange Agreements provided for the warrant holders to exchange (i) existing warrants to purchase an aggregate of 70,585,832 shares of the Company’s common stock, plus (ii) an aggregate of $529,394 in cash, in return for (i) an aggregate of 35,292,916 shares of the Company’s common stock with a total market price of $728,859 (average $0.0207 per share), and (ii) new warrants to purchase an aggregate of 35,292,916 shares of the Company’s common stock. The new warrants have the same expiration date as the original warrants (September 30, 2020) and may be exercised for cash or on a cashless basis at $0.015 per share. Additional information with respect to the Unit Exchange Agreements is provided at Note 6 to the Company’s condensed consolidated financial statements. The shares of common stock and warrants were exchanged without registration under the Securities Act, in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506 of Regulation D promulgated thereunder. The shares of common stock and warrants issuable upon exchange for the warrants and cash were not registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

The cash generated from the warrant exchange transactions effected in conjunction with the Note Exchange Agreements and Unit Exchange Agreements during April and May 2016 will be utilized to fund the costs related to the Company’s Phase 2A clinical trial of CX1739, as well as to fund the Company’s ongoing operating expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“SY Corporation”), an approximately 20% common stockholder of the Company at that time. SY Corporation was a significant stockholder and a related party at the time of the transaction, but has not been a significant stockholder or related party of the Company subsequent to December 31, 2015. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although SY Corporation has not issued a notice of default or a demand for repayment. The Company believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company is continuing efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation.

Note payable to SY Corporation consists of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	195,178	171,257
Foreign currency transaction adjustment	1,956	(9,463)
	$596,908	$561,568

Interest expense with respect to this promissory note was $12,126 and $11,993 for the three months ended June 30, 2016 and 2015, respectively, and $23,921 and $24,119 for the six months ended June 30, 2016 and 2015, respectively.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As set forth in more detail at Note 8 to the Company’s condensed consolidated financial statements, the employment agreements between the Company and Dr. Manuso, Dr. Lippa, Mr. Margolis and Mr. Weingarten, respectively, each provide that the payment obligations associated with the first year base salary are to accrue, but no payments are to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, is received by the Company, at which time scheduled payments are to commence. Dr. Manuso, Dr. Lippa, Mr. Margolis and Mr. Weingarten (who are each also directors of the Company) have each agreed, effective as of August 11, 2016, to continue to defer the payment of such amounts indefinitely, until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis.

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

RESPIRERX PHARMACEUTICALS INC.
(Registrant)

Date: August 12, 2016	By:	/s/ JAMES S. MANUSO
James S. Manuso
President and Chief Executive Officer

Date: August 12, 2016	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1	Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 6, 2016.

10.2	Form of Unit Exchange Agreement (including the Form of Warrant), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2016.

10.3	Form of Note Exchange Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 11, 2016.

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed.”

