Form 10-Q/A
period 2016-06-30
RespireRx Pharmaceuticals Inc.
filed 2016-08-12
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 (the “Original 10-Q”) of RespireRx Pharmaceuticals Inc., solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other Company developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.

2

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

3

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

* Previously Filed.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed.”

4