Form 10-Q
period 2016-09-30
RespireRx Pharmaceuticals Inc.
filed 2016-11-15
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes [  ] No [X]

As of November 4, 2016, the Company had 2,018,761 shares of common stock, $0.001 par value, issued and outstanding.

RESPIRERX PHARMACEUTICALS INC.
AND SUBSIDIARY

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of RespireRx Pharmaceuticals Inc. (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbor created thereby. These might include statements regarding the Company’s financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about research and development efforts, including, but not limited to, preclinical and clinical research design, execution, timing, costs and results, future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements.

In some cases, forward-looking statements may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” and similar expressions include, but are not limited to, statements regarding (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of the Company’s proposed products, and (iv) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company’s business and technology, which involve judgments with respect to, among other things, future scientific, economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company’s objectives or plans will be achieved.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$39,553	$53,199
Advance payment on research contract	48,912	-
Deferred financing costs	-	3,429
Prepaid expenses, including current portion of long-term prepaid insurance of $14,945 at September 30, 2016 and December 31, 2015	68,575	29,144

Total current assets	157,040	85,772
Equipment, net of accumulated depreciation of $13,991 and $8,776 at September 30, 2016 and December 31, 2015, respectively	6,906	12,121
Long-term prepaid insurance, net of current portion of $14,945 at September 30, 2016 and December 31, 2015	36,740	47,949

Total assets	$200,686	$145,842

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including $141,677 and $111,688 payable to related parties at September 30, 2016 and December 31, 2015, respectively	$2,263,689	$1,434,429
Accrued compensation and related expenses	1,637,709	710,409
Convertible notes payable, currently due and payable on demand, including accrued interest of $54,528 and $61,388, net of unamortized discounts of $0 and $342,932 at September 30, 2016 and December 31, 2015, respectively (payment obligations in default subsequent to September 30, 2016 – Note 10)	330,528	297,956
Note payable to SY Corporation, including accrued interest of $207,270 and $171,257 at September 30, 2016 and December 31, 2015, respectively (payment obligation currently in default – Note 4)	636,518	561,568
Notes payable to officers, including accrued interest of $7,106	162,306	-
Other short-term notes payable	16,255	3,689

Total current liabilities	5,047,005	3,008,051

Commitments and contingencies (Note 8)

Stockholders’ deficiency:
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.00030 common shares per Series B share: 11 shares	21,703	21,703
Series G 1.5% cumulative mandatorily convertible preferred stock, $0.001 par value, $1,000 per share stated value and liquidation preference; aggregate liquidation preference (including dividends) $258,566 at December 31, 2015; shares authorized: 1,700; shares issued and outstanding: 258.6 at December 31, 2015; common shares issuable upon conversion at 932.4 common shares per Series G share: 241,088 shares, including 6,384 shares issuable for dividends of $6,847 at December 31, 2015	-	258,566
Common stock, $0.001 par value; shares authorized: 65,000,000; shares issued and outstanding: 2,018,761 and 1,507,221 at September 30, 2016 and December 31, 2015, respectively (Note 1)	2,019	1,507
Additional paid-in capital	151,214,980	145,135,869
Accumulated deficit	(156,085,021)	(148,279,854)

Total stockholders’ deficiency	(4,846,319)	(2,862,209)

Total liabilities and stockholders’ deficiency	$200,686	$145,842

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Grant revenues	$-	$-	$-	$86,916

Operating costs and expenses:
General and administrative, including $1,059,010 and $1,444,462 to related parties for the three months ended September 30, 2016 and 2015, respectively, and $3,396,376 and $2,112,062 to related parties for the nine months ended September 30, 2016 and 2015, respectively	1,349,970	1,616,503	4,272,215	2,646,796
Research and development, including $476,611 and $159,928 to related parties for the three months ended September 30, 2016 and 2015, respectively, and $1,278,044 and $332,418 to related parties for the nine months ended September 30, 2016 and 2015, respectively	899,543	405,742	2,743,599	1,118,875
Total operating costs and expenses	2,249,513	2,022,245	7,015,814	3,765,671
Loss from operations	(2,249,513)	(2,022,245)	(7,015,814)	(3,678,755)
Gain from settlement with former management	-	-	-	91,710
Gain from settlements with service providers	1,076	-	1,076	75,375
Fair value of inducement cost to effect exchange of convertible notes payable for common stock	-	-	(188,274)	-
Interest expense, including $47,057 and $712 to related parties for the three months ended September 30, 2016 and 2015, respectively, and $148,046 and $877 to related parties for the nine months ended September 30, 2016 and 2015, respectively	(115,847)	(253,101)	(562,053)	(751,068)
Foreign currency transaction gain (loss)	(27,518)	11,618	(38,937)	21,426
Net loss	(2,391,802)	(2,263,728)	(7,804,002)	(4,241,312)
Adjustments related to Series G 1.5% Convertible Preferred Stock:
Dividend on Series G 1.5% Convertible Preferred Stock	-	(1,108)	(1,165)	(5,880)

Net loss attributable to common stockholders	$(2,391,802)	$(2,264,836)	$(7,805,167)	$(4,247,192)

Net loss per common share - basic and diluted	$(1.18)	$(1.69)	$(4.31)	$(3.94)

Weighted average common shares outstanding - basic and diluted	2,018,892	1,338,846	1,810,824	1,078,092

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Nine Months Ended September 30, 2016

	Series B		Series G 1.5%
	Convertible		Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency

Balance, December 31, 2015	37,500	$21,703	258.6	$258,566	1,507,221	$1,507	$145,135,869	$(148,279,854)	$(2,862,209)
Sale of common stock units in private placement	-	-	-	-	43,003	43	309,942	-	309,985
Costs incurred in connection with sale of common stock units	-	-	-	-	-	-	(3,429)	-	(3,429)
Common stock issued in connection with convertible notes payable exchange transactions	-	-	-	-	101,508	102	577,227	-	577,329
Common stock issued in connection with unit exchanges	-	-	-	-	108,594	109	529,285	-	529,394
Common stock issued to service provider	-	-	-	-	16,453	16	96,234	-	96,250
Fair value of common stock options issued for compensation and fees	-	-	-	-	-	-	3,951,274	-	3,951,274
Fair value of common stock options issued to service provider in partial settlement of accounts payable	-	-	-	-	-	-	31,174	-	31,174
Fair value of common stock warrants issued as additional consideration in connection with loans from officers	-	-	-	-	-	-	140,939	-	140,939
Fair value of inducement cost to effect conversion of convertible notes payable into common stock	-	-	-	-	-	-	188,274	-	188,274
Dividends on Series G 1.5% Convertible Preferred Stock	-	-	1.1	1,165	-	-	-	(1,165)	-
Mandatory conversion of Series G 1.5% Convertible Preferred Stock	-	-	(259.7)	(259,731)	242,173	242	259,489	-	-
Cash payment in lieu of fractional shares resulting from reverse stock split	-	-	-	-	(191)	(0)	(1,298)	-	(1,298)
Net loss	-	-	-	-	-	-	-	(7,804,002)	(7,804,002)
Balance, September 30, 2016	37,500	$21,703	-	$-	2,018,761	$2,019	$151,214,980	$(156,085,021)	$(4,846,319)

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(7,804,002)	$(4,241,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,215	5,379
Amortization of debt discounts (including beneficial conversion feature) related to convertible notes payable	226,433	553,211
Write-off of unamortized debt discounts (including beneficial conversion feature) related to exchange of convertible notes payable for common stock	116,499	-
Fair value of inducement cost to effect exchange of convertible notes payable for common stock	188,274	-
Amortization of capitalized financing costs	-	114,128
Fair value of warrants issued as additional consideration in connection with loans from officers	140,939	-
Gain from settlement(s) -
With former management	-	(91,710)
With service providers	(1,076)	(75,375)
Stock-based compensation and fees included in -
General and administrative expenses	2,821,748	1,727,079
Research and development expenses	1,129,526	250,787
Foreign currency transaction gain (loss)	38,937	(21,426)
Changes in operating assets and liabilities:
(Increase) decrease in -
Grant receivable	-	48,000
Advance on research contract	(48,912)	-
Prepaid expenses	(28,222)	28,012
Increase (decrease) in -
Accounts payable and accrued expenses	997,776	461,675
Accrued compensation and related expenses	927,300	402,059
Accrued interest payable	77,234	81,412
Unearned grant revenues	-	(34,333)
Net cash used in operating activities	(1,212,331)	(792,414)

Cash flows from investing activities:
Purchases of equipment	-	(2,497)
Net cash used in investing activities	-	(2,497)

Cash flows from financing activities:
Proceeds from sale of common stock units	309,985	939,710
Proceeds from warrant exchange transactions	762,240	-
Proceeds from convertible note and warrant financing	-	210,000
Proceeds from issuance of notes payable to officers	155,200	40,000
Principal paid on other short-term notes payable	(27,442)	(21,491)
Cash payments in lieu of fractional common shares resulting from reverse stock split	(1,298)	-
Repayment of note payable to Chairman	-	(40,000)
Cash payments made for costs incurred in connection with the sale of common stock units	-	(75,886)
Cash payments made for deferred costs incurred in connection with convertible note and warrant financing	-	(15,700)
Net cash provided by financing activities	1,198,685	1,036,633

Cash and cash equivalents:
Net increase (decrease)	(13,646)	241,722
Balance at beginning of period	53,199	162,752
Balance at end of period	$39,553	$404,474

(Continued)

 RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$939	$2,318
Income taxes	$-	$-

Non-cash financing activities:
Dividends on Series G 1.5% Convertible Preferred Stock	$1,165	$5,880
Deferred financing costs charged to additional paid-in capital	$3,429	$-
Gross exercise price of Series G 1.5% Convertible Preferred Stock placement agent warrants exercised on a cashless basis	$-	$4,778
Gross exercise price of convertible notes payable placement agent warrants exercised on a cashless basis	$-	$35,595
Short-term note payable issued in connection with financing of directors and officers insurance policy	$40,016	$36,125
Stated value of Series G 1.5% Convertible Preferred Stock converted into common stock	$259,731	$621,038
Fair value of common stock options issued in connection with settlements with former management	$-	$26,290
Fair value of common stock options issued in connection with settlements with service providers	$-	$608,064
Fair value of common stock issued to service provider	$96,250	$-
Fair value of common stock options issued to service provider	$31,174	$-
Fair value of common stock warrants issued to investors in connection with the convertible note and warrant financing	$-	$112,557
Fair value of common stock warrants issued to placement agents in connection with the convertible note and warrant financing	$-	$12,726
Fair value of beneficial conversion feature of convertible notes payable issued to investors in connection with the convertible note and warrant financing	$-	$97,443
Fair value of common stock warrants issued to investors in connection with the extension of the convertible notes	$-	$97,188
Fair value of extending common stock warrants issued to investors in connection with the convertible note and warrant financing	$-	$180,730
Fair value of beneficial conversion feature of extended convertible notes payable issued to investors in connection with the convertible note and warrant financing	$-	$206,689
Fair value of common stock warrants issued to placement agents and selected dealers in connection with the sale of common stock units	$-	$105,651
Convertible notes payable, including accrued interest of $40,983, extinguished in common stock exchange transactions	$344,483	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Nine Months Ended September 30, 2016 and 2015

1. Organization and Basis of Presentation

The condensed consolidated financial statements of RespireRx Pharmaceuticals Inc. (“RespireRx”) and its wholly-owned subsidiary, Pier Pharmaceuticals, Inc. (“Pier”) (collectively referred to herein as the “Company,” unless the context indicates otherwise), at September 30, 2016 and for the three months and nine months ended September 30, 2016 and 2015, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the consolidated financial position of the Company as of September 30, 2016, the results of its consolidated operations for the three months and nine months ended September 30, 2016 and 2015, and its consolidated cash flows for the nine months ended September 30, 2016 and 2015. Consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2015 has been derived from the Company’s audited consolidated financial statements at such date.

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

Reverse Stock Split

On August 16, 2016, at a special meeting of the stockholders of the Company, the stockholders approved an amendment to the Company’s Second Restated Certificate of Incorporation (i) to effect, at the discretion of the Company’s Board of Directors, a three hundred twenty five-to-one (325 to 1) reverse stock split of all of the outstanding shares of the Company’s common stock, par value $0.001 per share, and (ii) to set the number of the Company’s authorized shares of stock at 70,000,000 shares, consisting of 65,000,000 shares designated as common stock, par value $0.001 per share, and 5,000,000 shares designated as preferred stock, par value $0.001 per share. On September 1, 2016, the Company filed a Certificate of Amendment to the Company’s Second Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the approved amendment.

Pursuant to the amendment, an aggregate of 191.068 fractional shares resulting from the reverse stock split were not issued, but are being paid out in cash (without interest or deduction) in an amount equal to the number of shares exchanged into such fractional share multiplied by the average closing trading price of the Company’s common stock on the OTCQB for the five trading days immediately before the Certificate of Amendment effecting the reverse stock split was filed with the Delaware Secretary of State ($6.7899 per share, on a post reverse stock split basis) for a total of $1,298.

All share and per share amounts with respect to common stock presented herein have been retroactively restated to reflect the 325 to 1 reverse stock split as if it had been effected on the first day of the earliest period presented. Certain share amounts have been rounded to whole shares in the process of recording the effect of the reverse stock split.

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

The Company owns patents and patent applications, or the rights thereto, for certain families of chemical compounds, including ampakines, which claim the chemical structures and their use in the treatment of various disorders. These patents cover, among other compounds, the Company’s lead ampakines CX1739 and CX1942, and extend through at least 2028.

In 2011, RespireRx conducted a re-evaluation of its strategic focus and determined that clinical development in the area of respiratory disorders, particularly sleep apnea and drug-induced respiratory depression, provided the most cost-effective opportunities for potential rapid development and commercialization of RespireRx’s compounds. Accordingly, RespireRx narrowed its clinical focus at that time and sidelined other avenues of scientific inquiry. This re-evaluation provided the impetus for RespireRx’s acquisition of Pier in August 2012, as described below.

The Company has continued to implement this strategic focus, notwithstanding a change in management in March 2013, and has continued its efforts to obtain the capital necessary to fund the clinical activities. As a result of the Company’s scientific discoveries and the acquisition of strategic, exclusive license agreements, management believes that the Company is now a leader in developing drugs for respiratory disorders, particularly sleep apneas and drug-induced respiratory depression.

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

In order to expand RespireRx’s respiratory disorders program, RespireRx acquired 100% of the issued and outstanding equity securities of Pier effective August 10, 2012 pursuant to an Agreement and Plan of Merger. Pier was formed in June 2007 (under the name SteadySleep Rx Co.) as a clinical stage pharmaceutical company to develop a pharmacologic treatment for OSA and had been engaged in research and clinical development activities.

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

Dronabinol is a Schedule III, controlled generic drug with a relatively low abuse potential that is approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of AIDS-related anorexia and chemotherapy-induced emesis. The use of dronabinol for the treatment of OSA is a novel indication for an already approved drug and, as such, the Company believes that it would only require approval by the FDA of a 505(b)(2) application, as opposed to the submission and approval of a full new drug application.

The 2007 License Agreement was terminated effective March 21, 2013, due to the Company’s failure to make a required payment. Subsequently, current management opened negotiations with the University of Illinois, and as a result, the Company entered into a new license agreement (the “2014 License Agreement”) with the University of Illinois on June 27, 2014, the material terms of which were similar to the previous 2007 License Agreement.

Similar to the 2007 License Agreement, the 2014 License Agreement grants the Company, among other provisions, exclusive rights: (i) to practice certain patents and patent applications, as defined in the 2014 License Agreement, that are held by the University of Illinois; (ii) to identify, develop, make, have made, import, export, lease, sell, have sold or offer for sale any related licensed products; and (iii) to grant sub-licenses of the rights granted in the 2014 License Agreement, subject to the provisions of the 2014 License Agreement. The Company is required under the 2014 License Agreement, among other terms and conditions, to pay the University of Illinois a license fee, royalties, patent costs and certain milestone payments.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $7,804,002 for the nine months ended September 30, 2016 and $5,961,892 for the fiscal year ended December 31, 2015, and had negative operating cash flows of $1,212,331 for the nine months ended September 30, 2016 and $1,296,100 for the fiscal year ended December 31, 2015. The Company also had a stockholders’ deficiency of $4,846,319 at September 30, 2016, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2015, has expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is continuing efforts to raise additional capital in order to pay its liabilities, fund its business activities and underwrite its research and development programs. The Company regularly evaluates various measures to satisfy the Company’s liquidity needs, including the development of agreements with collaborative partners and, when necessary, the exchange or restructuring of the Company’s outstanding securities. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing and has recently utilized short-term borrowings from its Chief Executive Officer and its Chief Scientific Officer to fund operations, although there can be no assurances that such borrowings will continue to be available. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources on a timely basis, the Company may be forced to reduce or suspend operations indefinitely or to discontinue operations entirely and liquidate.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other things, accounting for potential liabilities and the assumptions used in valuing stock-based compensation issued for services. Actual amounts may differ from those estimates.

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

As the Company did not have any capitalized financing costs on its consolidated balance sheet at December 31, 2015 or at September 30, 2016, the implementation of ASU 2015-03 did not have any impact on the Company’s financial statements as presented herein.

Series G 1.5% Convertible Preferred Stock

The shares of Series G 1.5% Convertible Preferred Stock (including accrued dividends) issued in 2014 were mandatorily convertible into common stock at a fixed conversion rate on April 17, 2016 (if not converted earlier) and provided no right to receive a cash payment. Additionally, the Series G 1.5% Convertible Preferred Stock included no participatory or reset rights, or other protections (other than normal anti-dilution rights) based on subsequent events, including equity transactions. Accordingly, the Company determined to categorize the Series G 1.5% Convertible Preferred Stock in stockholders’ equity (deficiency), as there were no derivatives embedded in such security that would require identification, bifurcation and valuation. The Company did not issue any warrants to investors in conjunction with the Series G 1.5% Convertible Preferred Stock financing.

On March 18, 2014 and April 17, 2014, the Company issued 753.22 shares and 175.28 shares, respectively, of Series G 1.5% Convertible Preferred Stock at a purchase price of $1,000 per share. Each share of Series G 1.5% Convertible Preferred Stock had a stated value of $1,000 per share and was convertible into shares of common stock at a fixed price of $1.0725 per share of common stock. On March 18, 2014 and April 17, 2014, the per share fair value of the common stock into which the Series G 1.5% Convertible Preferred Stock was convertible, determined by reference to the closing market prices of the Company’s common stock on such closing dates, was $13.0000 per share and $11.3100 per share, respectively, which was greater than the effective purchase price of such common shares of $1.0725 per share.

The Company accounted for the beneficial conversion features in accordance with Accounting Standards Codification (“ASC”) 470-20, Accounting for Debt with Conversion and Other Options. The Company calculated a deemed dividend on the Series G 1.5% Convertible Preferred Stock of $8,376,719 in March 2014 and $1,673,127 in April 2014, which equaled the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series G 1.5% Convertible Preferred Stock exceeded the proceeds from such issuances. The deemed dividend on the Series G 1.5% Convertible Preferred Stock was amortized on the straight-line basis from the respective issuance dates through the earliest conversion date of June 16, 2014, in accordance with ASC 470-20. The difference between the amortization of the deemed dividend calculated based on the straight-line method and the effective yield method was not material.

Dr. Arnold S. Lippa, Ph.D., the Chairman of the Company’s Board of Directors and Chief Executive Officer at that time, purchased 250 shares of Series G 1.5% Convertible Preferred Stock for $250,000, representing 33.2% of the 753.22 shares of Series G 1.5% Convertible Preferred Stock sold in the initial closing of such financing on March 18, 2014. The second and final closing of the financing consisted entirely of Series G 1.5% Convertible Preferred Stock sold to unaffiliated investors. Accordingly, Dr. Lippa purchased 26.9% of the entire amount of Series G 1.5% Convertible Preferred Stock sold in the financing. Dr. Lippa had been an officer and director of the Company for approximately one year when he purchased the 250 shares of Series G 1.5% Convertible Preferred Stock, and his investment, which was only a portion of the first closing, was made on the same terms and conditions as those provided to the other unaffiliated investors who made up the majority of the financing. Dr. Lippa did not control, directly or indirectly, 10% or more of the Company’s voting equity securities at the time of his investment. The proportionate share of the deemed dividend attributable to Dr. Lippa’s investment in the Series G 1.5% Convertible Preferred Stock in March 2014 was $2,780,303. On April 18, 2014, the shares of Series G 1.5% Convertible Preferred Stock originally purchased by Dr. Lippa were transferred to the Arnold Lippa Family Trust of 2007. On April 15, 2015, these shares of Series G 1.5% Convertible Preferred Stock, plus accrued dividends of $4,120, were converted into 236,942 shares of common stock.

Convertible Notes Payable

Original Issuance of Notes and Warrants

The convertible notes sold to investors in 2014 and 2015 had a fixed interest rate of 10% per annum and are convertible into common stock at a fixed price of $11.3750 per share. The convertible notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The warrants issued in connection with the sale of the convertible notes were exercisable at a fixed price of $11.3750 per share, provided no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The Company determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

On November 5, 2014, the Company sold an aggregate principal amount of $238,500 of its convertible notes payable due September 15, 2015, which were subject to extension to September 15, 2016, at the option of the Company, subject to the issuance of additional warrants, and warrants to purchase shares of common stock exercisable into a fixed number of shares of common stock of the Company calculated as the principal amount of each convertible note divided by $11.3750 (reflecting 100% warrant coverage). The warrants did not have any cashless exercise provisions and, when issued, were exercisable through September 30, 2015 at a fixed price of $11.3750 per share. The shares of common stock issuable upon conversion of the notes payable and the exercise of the warrants were not subject to any registration rights.

On December 9, 2014, December 31, 2014, and February 2, 2015, the Company sold an additional $46,000, $85,000 and $210,000, respectively, of principal amount of the convertible notes and warrants to various accredited investors. The Company terminated this financing, which had generated aggregate gross proceeds of $579,500, and in connection with which the Company had issued 50,945 warrants, effective February 18, 2015. The convertible notes sold to investors in 2014 and 2015 had a fixed interest rate of 10% per annum and are convertible into common stock at a fixed price of $11.3750 per share. The convertible notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The warrants issued in connection with the sale of the convertible notes were exercisable at a fixed price of $11.3750 per share, provided no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The Company determined that there are no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

The closing market prices of the Company’s common stock on the transaction closing dates of November 5, 2014, December 9, 2014, December 31, 2014 and February 2, 2015 were $17.0300 per share, $13.3575 per share, $14.6575 per share and $13.9750 per share, respectively, as compared to the fixed conversion price of the convertible notes and the fixed exercise price of the warrants of $11.3750 per share. Accordingly, the Company has accounted for the beneficial conversion features with respect to the sale of the convertible notes and the issuance of the warrants in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options.

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

Extension of Notes and Original Warrants, and Issuance of New Warrants

On August 13, 2015, pursuant to the terms of the convertible notes, the Company elected to extend the maturity date of the convertible notes to September 15, 2016. As a consequence of this election, under the terms of the convertible notes, the Company was required to issue to note holders 27,396 additional warrants (the “New Warrants”) that were exercisable through September 15, 2016. As set forth in the convertible notes, the New Warrants were exercisable for that number of shares of common stock of the Company calculated as the principal amount of the convertible notes (an aggregate amount of $579,500), plus any accrued and unpaid interest (an aggregate amount of $43,758), multiplied by 50%, and then divided by $11.3750. The New Warrants otherwise had terms substantially similar to the 50,945 original warrants issued to the investors. In connection with the extension of the maturity date of the convertible notes, the Board of Directors of the Company also determined to extend the termination date of the 50,945 original warrants to September 15, 2016, so that they were coterminous with the new maturity date of the convertible notes.

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

The closing market price of the Company’s common stock on the extension date of September 15, 2015 was $10.0750 per share, as compared to the fixed conversion price of the convertible notes and the fixed exercise price of both the original warrants and the New Warrants of $10.0750 per share. The Company accounted for the beneficial conversion features with respect to the extension of the convertible notes and the extension of the original warrants and the issuance of the New Warrants in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options.

The Company considered the face value of the convertible notes, plus the accrued interest thereon, to be representative of their fair value. The Company determined the fair value of the 27,396 New Warrants and the fair value of extending the 50,945 original warrants based on the Black-Scholes option-pricing model. The relative fair value method generated respective fair values for each of the convertible notes, including accrued interest, and the New Warrants and extension of the original warrants, of approximately 55% for the convertible notes, including accrued interest, and approximately 45% for the New Warrants and extension of the original warrants. Once these values were determined, the fair value of the New Warrants and extension of the original warrants of $277,918 and the fair value of the beneficial conversion feature of $206,689 (which were calculated based on the effective conversion price) were recorded as a reduction to the face value of the promissory note obligation. The aggregate debt discount was amortized as interest expense over the extended term of the promissory notes. The difference between the amortization of the debt discount calculated based on the straight-line method and the effective yield method was not material.

Note Exchange Agreements

During April and May 2016, the Company entered into Note Exchange Agreements with certain note holders, including one non-officer/director affiliate, as described below, representing an aggregate of $303,500 of principal amount of the convertible notes (out of a total of $579,500 of original principal amount of the convertible notes payable). The Note Exchange Agreements were substantially similar, and provided for the note holders to exchange their notes, original warrants and New Warrants (collectively, the “Exchanged Securities”), plus cash, in exchange for shares of the Company’s common stock. In the aggregate, $344,483 of principal amount (which included accrued interest of $40,983) of the convertible notes, original warrants to purchase 26,681 shares of the Company’s common stock and New Warrants to purchase 14,259 shares of the Company’s common stock, plus an aggregate of $232,846 in cash, were exchanged for 101,508 shares of the Company’s common stock, with a total market value of $631,023 (average $6.2075 per share), which resulted in a credit to total stockholders’ deficiency of $577,329. All of the Exchanged Securities were cancelled as a result of the respective exchange transactions.

Among the executed Note Exchange Agreements, the Company entered into one Note Exchange Agreement with a non-officer/director affiliate effective May 4, 2016 (the financial information with respect thereto is included in the summary paragraph presented above), pursuant to which this affiliate exchanged $28,498 of principal amount (which included accrued interest of $3,498) of the convertible notes, original warrants to purchase 2,198 shares of the Company’s common stock and New Warrants to purchase 1,178 shares of the Company’s common stock, plus $19,200 in cash, in return for 8,386 shares of the Company’s common stock.

This transaction was treated as though the exchanging note holders agreed to exchange their convertible notes (including accrued interest) into common stock at a 50% discount to the conversion rate ($11.3750 per share) provided for by the terms of the convertible notes, if they also exchanged all of their warrants associated with the convertible notes, plus paid cash equal to a 50% discount to the exercise price ($11.3750 per share). For accounting purposes, the transactions have been treated as if (i) the participants had converted the convertible notes (which included accrued but unpaid interest of $40,993) at a conversion price reduced from $11.3750 to $5.6875 per share, and that such conversions in the aggregate resulted in the issuance of an aggregate of 60,568 shares of common stock, and (ii) the participants had exercised their original warrants to purchase an aggregate of 26,681 shares of common stock and the New Warrants to purchase an aggregate of 14,259 shares of common stock, all at an exercise price reduced from $11.3750 to $5.6875 per share, and that such exercise of the warrants generated an aggregate cash payment to the Company of $232,846 and resulted in the issuance of an aggregate of 40,940 shares of common stock. In connection with the exchange of the convertible notes, original warrants, New Warrants and the payment of cash, a total of 101,508 shares of common stock in the aggregate were issued. The closing market price of the Company’s common stock during the period that these exchange transactions were entered into ranged from $5.8500 to $7.7675 per share.

The Company reviewed the guidance in ASC 470-20-40-13 through 17, Recognition of Expense Upon Conversion, and in ASC 470-20-40-26, Induced Conversions. Pursuant to this accounting guidance, for those convertible note holders accepting the Company’s exchange offer, the Company evaluated the fair value of the incremental consideration paid to induce the convertible note holders to exchange their convertible notes for equity (i.e., 30,284 shares of common stock), based on the closing market price of the Company’s common stock on the date of each transaction, and recorded a charge to operations of $188,274.

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

The fair value of the warrants subject to the Note Exchange Agreements was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	Before Warrant Modifications	After Warrant Modifications
Exercise price per warrant	$11.3750	$5.6875
Stock price	$5.8500 to $7.5400	$5.8500 to $7.5400
Risk-free interest rate	0.23%	0.23%
Expected dividend yield	0%	0%
Expected volatility	201.59%	201.59%
Expected life	4.4 to 4.5 months	0 months

Unit Exchange Agreements

During April and May 2016, the Company entered into Unit Exchange Agreements with certain warrant holders, including two affiliates, one of whom was Dr. Manuso, and the other of whom was a non-officer/director affiliate, both as described below. The Unit Exchange Agreements were substantially similar, and provided for the warrant holders to exchange (i) existing warrants to purchase an aggregate of 218,187 shares of the Company’s common stock (which were cancelled as a result of the respective exchange transactions), plus (ii) an aggregate of $529,394 in cash, in return for (i) an aggregate of 108,594 shares of the Company’s common stock, and (ii) new warrants to purchase an aggregate of 108,594 shares of the Company’s common stock. The new warrants have the same expiration date as the original warrants (September 30, 2020) and may be exercised for cash or on a cashless basis at $4.8750 per share.

Among the executed Unit Exchange Agreements, the Company entered into a Unit Exchange Agreement with Dr. Manuso effective April 6, 2016 (the financial information with respect thereto is included in the summary paragraph presented above), pursuant to which Dr. Manuso exchanged a warrant to purchase 73,156 shares of the Company’s common stock that was originally issued to him in the Company’s August 28, 2015 unit offering (which was cancelled as a result of the exchange transaction), plus $178,317 in cash, in return for 36,578 shares of the Company’s common stock and the issuance of a new warrant to purchase 36,578 shares of the Company’s common stock. The new warrant has the same expiration date as the original warrant (September 30, 2020) and may be exercised for cash or on a cashless basis at $4.8750 per share. The closing market price of the Company’s common stock on April 6, 2016 was $7.7675 per share.

Among the executed Unit Exchange Agreements, the Company also entered into Unit Exchange Agreements (which are included in the summary paragraph above) with a non-officer/director affiliate (and his affiliate) effective May 4, 2016 (the financial information with respect thereto is included in the summary paragraph presented above), pursuant to which this affiliate exchanged warrants to purchase 88,132 shares of the Company’s common stock that were originally issued to the affiliate in the Company’s August 28, 2015 unit offering (which were cancelled as a result of the exchange transaction), plus $214,822 in cash, in return for 44,066 shares of the Company’s common stock and the issuance of new warrants to purchase 44,066 shares of the Company’s common stock. The new warrants have the same expiration date as the original warrants (September 30, 2020) and may be exercised for cash or on a cashless basis at $4.8750 per share. The closing market price of the Company’s common stock on May 4, 2016 was $5.8500 per share.

This transaction was treated as though the exchanging warrant holders in the three closings of the Company’s 2015 unit offering agreed to exchange their warrants associated with such financing, plus paid cash equal to a reduced exercise price per share ($4.8750 per share) for 50% of such warrants, with 50% of the warrants replaced with similar warrants with the same term at a reduced exercise price. For accounting purposes, the transactions have been treated as if (i) participants exercised one-half of the existing warrants entitling them to purchase an aggregate of 217,187 shares of the Company’s common stock that were originally issued to them in the Company’s unit offering, with closings on August 28, 2015, September 28, 2015 and November 2, 2015 (i.e., warrants to purchase 108,594 shares of common stock), at an exercise price reduced from $6.8348 to $4.8750 per share, and (ii) the other one-half of the original warrants were cancelled. The Unit Exchange Agreements also provided for the Company to issue new warrants to the participants to purchase an aggregate of 108,594 shares of common stock. The new warrants have the same expiration date as the original warrants (September 30, 2020) and may be exercised for cash or on a cashless basis at $4.8750 per share. For accounting purposes, the transaction was treated as if the warrant exercise price for all of the warrants was reduced from $6.8348 to $4.8750 per share, in exchange for which 50% of the warrants were exercised for cash at the reduced exercise price, and the remaining 50% of the warrants continued to remain outstanding through September 30, 2020 and gained a cashless exercise provision. The closing market price of the Company’s common stock during the period that these exchange transactions were entered into ranged from $5.8500 to $7.7675 per share.

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

The fair value of the warrants subject to the Unit Exchange Agreements was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	Before Warrant Modifications	After Warrant Modifications
Exercise price per warrant	$6.8348	$4.8750
Stock price	$5.8500 to $7.7675	$5.8500 to $7.7675
Risk-free interest rate	1.12%	0.23 % and 1.12%
Expected dividend yield	0%	0%
Expected volatility	201.59%	201.59%
Expected life	4.4 to 4.5 years	0 years to 4.5 years

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including long-term prepaid insurance, for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable, but at least annually. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. The Company has not deemed any long-lived assets as impaired at September 30, 2016.

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

Stock options and warrants issued to non-employees as compensation for services to be provided to the Company or in settlement of debt are accounted for based upon the fair value of the services provided or the estimated fair value of the stock option or warrant, whichever can be more clearly determined. Management uses the Black-Scholes option-pricing model to determine the fair value of the stock options and warrants issued by the Company. The Company recognizes this expense over the period in which the services are provided.

For stock options requiring an assessment of value during the nine months ended September 30, 2016, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

Risk-free interest rate	0.87% to 1.31%
Expected dividend yield	0%
Expected volatility	181.76% to 202.51%
Expected life	3.9 to 5 years

For stock options requiring an assessment of value during the nine months ended September 30, 2015, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

Risk-free interest rate	0.30% to 1.70%
Expected dividend yield	0%
Expected volatility	183.90% to 249.00%
Expected life	5 to 7 years

The Company recognizes the fair value of stock-based compensation in general and administrative costs and in research and development costs, as appropriate, in the Company’s consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option and warrant exercises. There were no stock options exercised during the nine months ended September 30, 2016 and 2015.

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

As of September 30, 2016, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2016, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Research grants are generally funded and paid through government or institutional programs. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. The Company had no research grant revenue during the three months and nine months ended September 30, 2016. During the three months and nine months ended September 30, 2015, the Company had research grant revenues of $0 and $86,916, respectively. At September 30, 2016 and December 31, 2015, the Company did not have any grants receivable or unearned grant revenues.

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

The Company made an advance payment to Duke University with respect to the Phase 2A clinical trial of CX1739. At September 30, 2016, a balance of $48,912 remained from the advance payment.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the three months and nine months ended September 30, 2016 and 2015.

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

At September 30, 2016 and 2015, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2016	2015
Series B convertible preferred stock	11	11
Series G 1.5% convertible preferred stock	-	240,167
convertible notes payable	29,057	55,004
Common stock warrants	409,914	403,938
Common stock options	1,307,749	766,051
Total	1,746,731	1,465,171

Reclassifications

Certain comparative figures in 2015 have been reclassified to conform to the current year’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. ASU 2014-09 also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU 2014-09 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is currently in the process of evaluating the impact that the adoption of ASU 2016-02 will have on the Company’s financial statement presentation and disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires, among other things, that all income tax effects of awards be recognized in the statement of operations when the awards vest or are settled. ASU 2016-09 also allows for an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The adoption of ASU 2016-09 is not expected to have a significant impact on the Company’s financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

4. Notes Payable

Convertible Notes Payable

On November 5, 2014, the Company entered into a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) with various accredited, non-affiliated investors (each, a “Purchaser”), pursuant to which the Company sold an aggregate principal amount of $238,500 of its (i) Convertible Notes due September 15, 2015 (each a “Note”, and together, the “Notes”) and (ii) Warrants to purchase shares of common stock (the “Warrants”) as described below. On December 9, 2014, December 31, 2014, and February 2, 2015, the Company sold an additional $46,000, $85,000 and $210,000, respectively, of principal amount of the Notes and Warrants to various accredited investors. This private placement, which generated aggregate gross proceeds of $579,500, was terminated effective February 18, 2015. When initially issued, the outstanding principal balance of each Note and all accrued and unpaid interest, compounded annually at 10%, was due and payable in full on September 15, 2015. As discussed below, the maturity date of the Notes was subsequently extended to September 15, 2016, in accordance with the terms of the Notes.

Each Purchaser could elect, at any time, at its option and in its sole discretion, to convert the outstanding principal amount into a fixed number of shares of the Company’s common stock equal to the quotient obtained by dividing the outstanding principal amount, plus any accrued and unpaid interest, by $11.3750. In the case of a Qualified Financing (as defined in the Purchase Agreement), the outstanding principal amount and accrued and unpaid interest under the Notes would automatically convert into common stock at a common stock equivalent price of $11.3750. In the case of an Acquisition (as defined in the Purchase Agreement), the Company could elect to either: (i) convert the outstanding principal amount and all accrued and unpaid interest under the Notes into shares of common stock or (ii) accelerate the maturity date of the Notes to the date of closing of the Acquisition. Each Warrant to purchase shares of common stock was exercisable into a fixed number of shares of common stock of the Company calculated as each Purchaser’s investment amount divided by $11.3750. The Warrants were originally exercisable through September 15, 2015 at a fixed price of $11.3750 per share and did not have any cashless exercise provisions. The shares of common stock issuable upon conversion of the Notes and exercise of the Warrants were not subject to any registration rights.

Placement agent fees, brokerage commissions, and similar payments were made in the form of cash and warrants to qualified referral sources in connection with the sale of the Notes and Warrants. In connection with the initial closing on November 5, 2014, fees of $16,695 were paid in cash, based on 7% of the aggregate principal amount of the Notes issued to such referral sources, and the fees paid in warrants (the “Placement Agent Warrants”) consisted of 1,467 warrants, reflecting warrants for that number of shares equal to 7% of the number of shares of common stock into which the corresponding Notes are convertible. In connection with the second closing, fees of $700 were paid in cash and 62 Placement Agent Warrants were issued. In connection with the third closing, fees of $3,500 were paid in cash and 308 Placement Agent Warrants were issued. In connection with the fourth closing, fees of $14,700 were paid in cash and 1,292 Placement Agent Warrants were issued. The Placement Agent Warrants have cashless exercise provisions and were exercisable through September 15, 2015 at a fixed price of $11.3750 per share. The warrants issued to the placement agent and/or its designees or affiliates in connection with the 2014 closings of the Purchase Agreement, to purchase 1,837 shares of the Company’s common stock, were valued pursuant to the Black-Scholes option-pricing model at $19,986, $614 and $3,340, respectively. The warrants issued to the placement agent and/or its designees or affiliates in connection with the February 2, 2015 closing of the Purchase Agreement, to purchase 1,292 shares of the Company’s common stock, were valued pursuant to the Black-Scholes option-pricing model at $12,726. Total financing costs relating to all closings of the Notes aggregated $129,776, consisting of $93,110 paid in cash and $36,666 paid in the form of Placement Agent Warrants, and were being amortized as additional interest expense over the original term of the Notes through September 15, 2015. During the three months ended September 30, 2016 and 2015, $0 and $35,306, respectively, was charged to interest expense with respect to the amortization of capitalized financing costs. During the nine months ended September 30, 2016 and 2015, $0 and $114,129, respectively, was charged to interest expense with respect to the amortization of capitalized financing costs.

Aurora Capital LLC, a related party as described at Note 7, was the placement agent for this financing, and Aurora and its designees and/or affiliates received aggregate fees in connection with this financing in the form of $33,425 in cash and Placement Agent Warrants to purchase 2,938 shares of common stock in connection with the four closings.

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

The Company used the Black-Scholes option-pricing model to estimate the fair value of the Warrants to purchase 50,945 shares of the Company’s common stock sold to investors in connection with the four closings at a fixed exercise price of $11.3750 per share. The Company considered the face value of the Notes to be representative of their fair value. The Company applied the relative fair value method to allocate the proceeds from the borrowing to the Notes and the Warrants. Consequently, approximately 50% of the proceeds of the borrowing of $290,394 were attributed to the debt instrument. The 50% value attributed to the Warrants of $289,106 was amortized as additional interest expense over the original term of the Notes. During the three months ended September 30, 2016 and 2015, $0 and $84,858, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the Warrants. During the nine months ended September 30, 2016 and 2015, $0 and $267,822, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the Warrants. The carrying value of the Notes was further reduced by a discount for a beneficial conversion feature of $290,394. The value attributed to the beneficial conversion feature was amortized as additional interest expense over the original term of the Notes. During the three months ended September 30, 2016 and 2015, $0 and $83,512, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the beneficial conversion feature. During the nine months ended September 30, 2016 and 2015, $0 and $265,529, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the beneficial conversion feature.

On August 13, 2015, the Company, pursuant to the terms of the Notes, gave the Note holders written notice, thirty days in advance of the September 15, 2015 maturity date of the Notes, of the Company’s election to extend the maturity date of the Notes to September 15, 2016. As a consequence of this election, under the terms of the Notes, the Company issued to Note holders 27,396 additional warrants (the “New Warrants”) that were exercisable through September 15, 2016. As set forth in the Notes, the New Warrants were exercisable for that number of shares of common stock of the Company calculated as the principal amount of the Notes (an aggregate amount of $579,500), plus any accrued and unpaid interest (an aggregate amount of $43,758), multiplied by 50%, and then divided by $11.3750. The New Warrants otherwise had terms substantially similar to the 50,945 Warrants originally sold to investors. In connection with the extension of the maturity date of the Notes, the Board of Directors of the Company also determined to extend the termination date of the 50,945 original Warrants to September 15, 2016, so that they were coterminous with the new maturity date of the Notes.

The Company used the Black-Scholes option-pricing model to estimate the fair value of the New Warrants to purchase 27,396 shares of the Company’s common stock and the fair value of extending the termination date of the 50,945 original Warrants sold to investors. The Company considered the face value of the Notes, plus the accrued interest thereon, to be representative of their fair value. The relative fair value method generated respective fair values for each of the Notes, including accrued interest, and the New Warrants and extension of the original Warrants, of approximately 55% for the Notes, including accrued interest, and approximately 45% for the New Warrants and extension of the original Warrants. The 45% value attributed to the New Warrants and extension of the original Warrants of $277,918 was amortized as additional interest expense over the extended term of the Notes.

During the three months ended September 30, 2016 and 2015, $27,847 and $11,390, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the New Warrants and extension of the original Warrants. During the nine months ended September 30, 2016 and 2015, $129,857 and $11,390, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the New Warrants and extension of the original Warrants. The carrying value of the Notes was further reduced by a discount for a beneficial conversion feature of $206,689. The value attributed to the beneficial conversion feature was amortized as additional interest expense over the extended term of the Notes. During the three months ended September 30, 2016 and 2015, $20,710 and $8,471, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the beneficial conversion feature. During the nine months ended September 30, 2016 and 2015, $96,576 and $8,471, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the beneficial conversion feature.

Effective September 14, 2015, placement agent warrants previously issued in connection with the four closings of the Note and Warrant financing in December 2014 through February 2015, representing the right to acquire a total of 3,129 shares of common stock, were exercised on a cashless basis, resulting in the net issuance of 145 shares of common stock. The gross exercise price of the placement agent warrants that were exercised on a cashless basis was $35,595.

During April and May 2016, the Company entered into Note Exchange Agreements with certain note holders representing an aggregate of $303,500 of principal amount of the Notes (out of a total of $579,500 of original principal amount of the Notes). Pursuant to the Note Exchange Agreements, an aggregate of $344,483, which included accrued interest of $40,983, of the Notes were exchanged (together with original warrants to purchase 26,681 shares of the Company’s common stock, New Warrants to purchase 14,259 shares of the Company’s common stock, and the payment of an aggregate of $232,846 in cash) into a total of 101,508 shares of the Company’s common stock. None of the Notes had previously been converted into shares of the Company’s common stock. For accounting purposes, for those convertible note holders accepting the Company’s exchange offer, the Company evaluated the fair value of the incremental consideration paid to induce the convertible note holders to exchange their convertible notes for equity (i.e., 30,284 shares of common stock), based on the closing market price of the Company’s common stock on the date of each transaction, and recorded a charge to operations of $188,274. Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of the exchange consideration is provided at Note 2.

During nine months ended September 30, 2016, in connection with the Note Exchange Agreements, the Company wrote off and charged to interest expense the unamortized discount related to the value attributed to the New Warrants and the extension of the original Warrants of $66,811, and the unamortized discount related to the value attributed to the related beneficial conversion feature of $49,688.

On September 15, 2016, the remaining outstanding Notes previously issued by the Company on November 5, 2014, December 9, 2014, December 31, 2014, and February 2, 2015, matured and the principal and accrued interest under those remaining Notes became due and payable upon demand. At the September 15, 2016 maturity date, Notes totaling $329,261, which included accrued interest of $53,261, became due and payable upon demand. During October 2016, holders of four Notes totaling $73,004, which included accrued interest of $12,004 at September 30, 2016, issued formal notices of default, and as a result, those four Notes were deemed to be in default under the terms of the Notes and began to accrue interest at the default rate of 12% per annum from the default date in accordance with the terms of the Notes.

In addition, on September 15, 2016, the remaining outstanding 13,137 New Warrants and 24,264 original Warrants (which had been previously extended) expired.

The Notes consist of the following at September 30, 2016 and December 31, 2015:

	September 30,2016	December 31,2015
Principal amount of notes payable	$276,000	$579,500
Add accrued interest payable	54,528	61,388
	330,528	640,888
Less unamortized costs:
Stock warrant discounts	-	(196,669)
Beneficial conversion feature discounts	-	(146,263)
Capitalized financing costs	-	-
	$330,528	$297,956

As of September 30, 2016, the remaining outstanding Notes were convertible into 29,057 shares of the Company’s common stock, including 4,794 shares attributable to accrued interest of $54,528 payable as of such date. As of December 31, 2015, the Notes were convertible into 56,342 shares of the Company’s common stock, including 5,397 shares attributable to accrued interest of $61,388 payable as of such date.

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“SY Corporation”), an approximately 20% common stockholder of the Company at that time. SY Corporation was a significant stockholder and a related party at the time of the transaction, but has not been a significant stockholder or related party of the Company subsequent to December 31, 2015. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in default, although SY Corporation has not issued a notice of default or a demand for repayment. The Company believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company is continuing efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation.

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

Note payable to SY Corporation consists of the following at September 30, 2016 and December 31, 2015:

	September 30,2016	December 31,2015
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	207,270	171,257
Foreign currency transaction adjustment	29,474	(9,463)
	$636,518	$561,568

Interest expense with respect to this promissory note was $12,092 and $12,260 for the three months ended September 30, 2016 and 2015, respectively, and $36,013 and $36,379 for the nine months ended September 30, 2016 and 2015, respectively.

Advances and Notes Payable to Officers

On June 16, 2015, Dr. Arnold S. Lippa, the Company’s Chief Executive Officer and Chairman of the Company’s Board of Directors, advanced $40,000 to the Company for working capital purposes. Such advance was due on demand with interest at 10% per annum. On September 3, 2015, the Company repaid the working capital advance, which included accrued interest of $877, from the proceeds from the August and September 2015 closings of the private placement of its units of common stock and warrants.

On January 29, 2016, Dr. Arnold S. Lippa, the Company’s Chief Scientific Officer and Chairman of the Board of Directors, advanced $52,600 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. The note was secured by the assets of the Company. During the three months and nine months ended September 30, 2016, $1,326 and $3,531, respectively, was charged to interest expense with respect to the note. In connection with the loan, Dr. Lippa was issued a fully vested warrant to purchase 10,309 shares of the Company’s common stock at an exercise price of $5.1025 per share, which was the closing market price of the Company’s common stock on the date of grant. The warrant expires on January 29, 2019 and may be exercised on a cashless basis. The aggregate grant date fair value of the warrant, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $48,245, and was charged to interest expense as additional consideration for the loan during the nine months ended September 30, 2016.

On February 2, 2016, Dr. James S. Manuso, the Company’s Chief Executive Officer and Vice Chairman of the Board of Directors, advanced $52,600 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. The note was secured by the assets of the Company. During the three months and nine months ended September 30, 2016, $1,325 and $3,472, respectively, was charged to interest expense with respect to the note. In connection with the loan, Dr. Manuso was issued a fully vested warrant to purchase 8,092 shares of the Company’s common stock at an exercise price of $6.5000 per share, which was the closing market price of the Company’s common stock on the date of grant. The warrant expires on February 2, 2019 and may be exercised on a cashless basis. The aggregate grant date fair value of the warrant, as calculated pursuant to the Black-Scholes option pricing model, was determined to be $48,392, and was charged to interest expense as additional consideration for the loan during the nine months ended September 30, 2016.

On September 22, 2016, Dr. James S. Manuso, the Company’s Chief Executive Officer and Vice Chairman of the Board of Directors, advanced $25,000 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. The note was secured by the assets of the Company. During the three months and nine months ended September 30, 2016, $55 was charged to interest expense with respect to the note. In connection with the loan, Dr. Manuso was issued a fully vested warrant to purchase 5,000 shares of the Company’s common stock at an exercise price of $5.0000 per share, which was the closing market price of the Company’s common stock on the date of grant. The warrant expires on September 22, 2019 and may be exercised on a cashless basis. The aggregate grant date fair value of the warrant, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $22,151, and was charged to interest expense as additional consideration for the loan during the three months and nine months ended September 30, 2016.

On September 23, 2016, Dr. Arnold S. Lippa, the Company’s Chief Scientific Officer and Chairman of the Board of Directors, advanced $25,000 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. The note was secured by the assets of the Company. During the three months and nine months ended September 30, 2016, $48 was charged to interest expense with respect to the note. In connection with the loan, Dr. Lippa was issued a fully vested warrant to purchase 5,155 shares of the Company’s common stock at an exercise price of $4.8500 per share, which was the closing market price of the Company’s common stock on the date of grant. The warrant expires on September 23, 2019 and may be exercised on a cashless basis. The aggregate grant date fair value of the warrant, as calculated pursuant to the Black-Scholes option pricing model, was determined to be $22,152, and was charged to interest expense as additional consideration for the loan during the three months and nine months ended September 30, 2016.

Other Short-Term Notes Payable

Other short-term notes payable at September 30, 2016 and December 31, 2015 consisted of premium financing agreements with respect to various insurance policies. At September 30, 2016, a premium financing agreement was payable, with interest at 6.21% per annum, in ten monthly installments of $4,116 through January 14, 2017. At December 31, 2015, a premium financing agreement was payable, with interest at 5.08% per annum, in ten monthly installments of $3,697 through January 14, 2016.

5. Settlement and Payment Agreements

Effective January 29, 2015, the Company executed a settlement agreement with its former Vice President and Chief Financial Officer, as amended on February 4, 2015, that resulted in the settlement of potential claims for a total cash payment of $26,000 to be paid on or before June 30, 2015 (of which $6,000 was paid on execution and $1,500 was paid in March 2015), plus the issuance of a stock option to purchase 1,538 shares of common stock exercisable at $16.6400 (the closing market price on the date of grant) per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at $25,450. In addition to other provisions, the settlement agreement included mutual releases. The Company owed $18,500 at March 31, 2015 for the remaining balance of the cash portion of the settlement. On June 29, 2015, the settlement agreement was further amended, resulting in a cash payment of $3,000 against the outstanding balance, an extension of the $15,500 remaining balance due through December 31, 2015, subject to a further partial cash payment of $3,000, which was paid on September 28, 2015, plus the issuance of a stock option to purchase 154 shares of common stock exercisable at $5.8500 per share (the closing market price on the date of grant) for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at $840. Accordingly, during the nine months ended September 30, 2015, the Company recorded a net gain of $91,710 with respect to the settlement, as amended, with its former Vice President and Chief Financial Officer. In December 2015, the remaining balance due of $12,500, plus accrued interest of $775, was paid as scheduled.

On April 8, 2015, the Company entered into a Settlement Agreement with one of its patent law firms to settle amounts due to such firm for services rendered and costs incurred with respect to foreign associates and outside vendors aggregating $194,736. Pursuant to the terms of the Settlement Agreement, the law firm received a cash payment of $15,000, non-qualified stock options to purchase 7,755 shares of common stock exercisable at $15.4700 per share for a period of five years, and a short-term unsecured note payable in the principal amount of $59,763. The stock options were valued pursuant to the Black-Scholes option-pricing model at $119,217, based on the closing price of the Company’s common stock on April 8, 2015 of $15.4700 per share. The note payable, with interest at 10% per annum, was paid as scheduled in December 2015. In addition to various other provisions, the Settlement Agreement provides that the Company will have the option to pay for one-half of invoices for future legal services (excluding costs with respect to foreign associates and outside vendors) in the form of stock options. The Settlement Agreement also includes a release of the lien previously filed by the law firm against certain of the Company’s patents and patent applications relating to its ampakine technology in the United States Patent and Trademark Office, as well as for mutual releases.

During the three months ended December 31, 2015, the Company executed agreements with four current professional service providers (including the Company’s patent law firm referred to above) that resulted in the partial settlement of amounts owed to them by the Company. Obligations aggregating $916,827 were settled for $15,000 in cash, the issuance of a short-term note payable of $59,763 as described above, the issuance of 27,890 shares of common stock valued at $158,625 ($5.6875 per share), which was the then closing market price of the Company’s common stock, and the issuance of stock options to purchase an aggregate of 97,288 shares of common stock exercisable, in each case, at the closing market price of the Company’s common stock on the date of issuance of the stock options. Options for 7,755 shares were exercisable at $15.4700 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at an aggregate of $119,217 ($15.3725 per share). Options for 89,532 shares were exercisable at $5.6875 per share for a period of five years, and valued pursuant to the Black-Scholes option-pricing model at an aggregate of $488,847 ($5.4600 per share). The negotiated agreements resulted in the Company recognizing a gain of $75,375 during the nine months ended September 30, 2015.

On June 27, 2016, the Company issued 16,453 of its common stock valued at $96,250 ($5.8500 per share), which was the then closing market price of the Company’s common stock, in partial payment of legal fees to one of its patent law firms.

On September 2, 2016, the Company issued a stock option to purchase 7,222 shares of its common stock in partial payment of consulting fees to one of its professional service providers. The stock option was fully vested on the date of grant and will expire on September 2, 2021. The exercise price of the stock option was established on the grant date at $4.50 per share, which was the closing market price of the Company’s common stock on the date of grant. The aggregate grant date fair value of the stock option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,174. The issuance of the stock option resulted in a gain to the Company of $1,076 during the three months and nine months ended September 30, 2016.

The Company continues to explore ways to reduce its obligations and indebtedness, and might in the future enter into additional settlement and payment agreements.

6. Stockholders’ Deficiency

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2016 and December 31, 2015, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred Stock”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”); 205,000 shares were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating Preferred Stock”); and 1,700 shares were designated as Series G 1.5% Convertible Preferred Stock. Accordingly, as of September 30, 2016, 3,505,800 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

There were no shares of 9% Preferred Stock or Series A Junior Participating Preferred Stock outstanding as of September 30, 2016 and December 31, 2015.

Series B Preferred Stock outstanding as of September 30, 2016 and December 31, 2015 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred Stock is convertible into approximately 0.00030 shares of common stock at an effective conversion price of $2,208.375 per share of common stock, which is subject to adjustment under certain circumstances. As of September 30, 2016 and December 31, 2015, the shares of Series B Preferred Stock outstanding are convertible into 11 shares of common stock. The Company may redeem the Series B Preferred Stock for $25,001, equivalent to $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

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

The placement agents and selected dealers in connection with the initial tranche of the Series G Private Placement received cash fees totaling $3,955 as compensation and an obligation of the Company to issue warrants to acquire 39,585 shares of common stock, totaling approximately 5.6365% of the shares of common stock into which the Series G 1.5% Convertible Preferred Stock may convert, issuable upon completion of all closings of the Series G Private Placement and exercisable for five years, at a fixed price of $1.287, which is 120% of the conversion price at which the Series G 1.5% Convertible Preferred Stock may convert into the Company’s common stock. The warrants issuable to the placement agents and selected dealers in connection with the initial tranche of the Series G Private Placement were valued pursuant to the Black-Scholes option-pricing model at $443,848.

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

The placement agents and selected dealers in connection with the second tranche of the Series G Private Placement received cash fees of $3,465 as compensation and an obligation of the Company to issue warrants to acquire 19,650 shares of common stock, totaling approximately 12% of the shares of common stock into which the Series G 1.5% Convertible Preferred Stock may convert, issuable upon completion of all closings of the Series G Private Placement and exercisable for five years, at a fixed price of $1.287, which is 120% of the conversion price at which the Series G 1.5% Convertible Preferred Stock may convert into the Company’s common stock. The warrants issuable to the placement agents and selected dealers in connection with the second closing of the Series G Private Placement were valued pursuant to the Black-Scholes option-pricing model at $220,321.

The Series G 1.5% Convertible Preferred Stock had a stated value of $1,000 per share and a stated dividend at the rate per share (as a percentage of the Stated Value per share) of 1.5% per annum, compounded quarterly, payable quarterly within 15 calendar days of the end of each fiscal quarter of the Company, in duly authorized, validly issued, fully paid and non-assessable shares of Series G 1.5% Convertible Preferred Stock, which may include fractional shares of Series G 1.5% Convertible Preferred Stock. As the stated value of the Series G 1.5% Convertible Preferred Stock was $1,000 per share, and the fixed conversion price was $1.0725, each share of Series G 1.5% Convertible Preferred Stock was convertible into 932.4 shares of common stock. The aggregate of 928.5 shares of Series G 1.5% Convertible Preferred Stock sold in all of the closings of the Series G Private Placement were initially convertible into a total of 865,734 shares of common stock.

The Series G 1.5% Convertible Preferred Stock became convertible, beginning 60 days after the last share of Series G 1.5% Convertible Preferred Stock was issued in the Series G Private Placement, at the option of the holder, into common stock at the applicable conversion price, at a rate determined by dividing the Stated Value of the shares of Series G 1.5% Convertible Preferred Stock to be converted by the conversion price, subject to adjustments for stock dividends, splits, combinations and similar events as described in the form of Certificate of Designation. In addition, the Company had the right to require the holders of the Series G 1.5% Convertible Preferred Stock to convert such shares into common stock under certain enumerated circumstances as set forth in the Certificate of Designation.

Upon either (i) a Qualified Public Offering (as defined in the Certificate of Designation) or (ii) the affirmative vote of the holders of a majority of the Stated Value of the Series G 1.5% Convertible Preferred Stock issued and outstanding, all outstanding shares of Series G 1.5% Convertible Preferred Stock, plus all accrued or declared, but unpaid, dividends thereon, were mandatorily convertible into such number of shares of common stock determined by dividing the Stated Value of such Series G 1.5% Convertible Preferred Stock (together with the amount of any accrued or declared, but unpaid, dividends thereon) by the Conversion Price (as defined in the Certificate of Designation).

Except as described in the Certificate of Designation, holders of the Series G 1.5% Convertible Preferred Stock voted together with holders of the Company common stock on all matters, on an as-converted to common stock basis, and not as a separate class or series (subject to limited exceptions).

In the event of any liquidation or winding up of the Company prior to and in preference to any Junior Securities (including common stock), the holders of the Series G 1.5% Convertible Preferred Stock were entitled to receive, in preference to the holders of the Company’s common stock, a per share amount equal to the Stated Value, plus any accrued and unpaid dividends thereon.

Purchasers in the Series G Private Placement of the Series G 1.5% Convertible Preferred Stock executed written consents in favor of (i) approving and adopting an amendment to the Company’s Second Restated Certificate of Incorporation that increased the number of authorized shares of the Company to 1,405,000,000, of which 1,400,000,000 were shares of common stock and 5,000,000 were shares of preferred stock, and (ii) approving and adopting the Cortex Pharmaceuticals, Inc. 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. Subsequently, a Certificate of Amendment to the Company’s Second Restated Certificate of Incorporation to effect the decrease in the authorized shares to 70,000,000, of which 65,000,000 were shares of common stock and 5,000,000 were shares of preferred stock, was filed with the Secretary of State of the State of Delaware on September 1, 2016.

The shares of Series G 1.5% Convertible Preferred Stock were offered and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. The shares of Series G 1.5% Convertible Preferred Stock and the Company’s common stock issuable upon conversion of the shares of Series G 1.5% Convertible Preferred Stock were not registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

The Company recorded a dividend on the Series G 1.5% Convertible Preferred Stock of $0 and $1,108 for the three months ended September 30, 2016 and 2015, respectively, which was paid through the issuance of an additional 0 shares and 1.1 shares, respectively, of Series G 1.5% Convertible Preferred Stock. The Company recorded a dividend on the Series G 1.5% Convertible Preferred Stock of $1,165 and $5,880 for the nine months ended September 30, 2016 and 2015, respectively, which was paid through the issuance of an additional 1.1 shares and 5.9 shares, respectively, of Series G 1.5% Convertible Preferred Stock.

The warrants that the placement agents and selected dealers received in connection with all closings of the Series G Private Placement, which were issued effective April 17, 2014, represent the right to acquire 59,235 shares of common stock exercisable for five years at a fixed price of $1.287, which is 120% of the conversion price at which the Series G 1.5% Convertible Preferred Stock may convert into the Company’s common stock.

Aurora, a related party (see Note 7), was one of the placement agents for this financing, and Aurora and its designees and/or affiliates received fees in connection with this financing in the form of cash of $2,800 and warrants to purchase 32,083 shares of common stock during the year ended December 31, 2014. Both Dr. Arnold S. Lippa and Jeff E. Margolis, officers and directors of the Company since March 22, 2013, have indirect ownership interests in Aurora through interests held in its members, and Jeff E. Margolis is also an officer of Aurora.

Effective August 25, 2015, a placement agent warrant issued on April 17, 2014 in conjunction with the Series G Private Placement of the Series G 1.5% Convertible Preferred Stock, representing the right to acquire a total of 7,424 shares of common stock, was exercised in part (50%, or 3,712 shares) on a cashless basis, resulting in the net issuance of 3,345 shares of common stock. The gross exercise price of the placement agent warrant that was exercised on a cashless basis was $4,778.

During the three months ended March 31, 2015, 25.323705 shares of Series G 1.5% Convertible Preferred Stock, including 0.323705 dividend shares, were converted into 23,612 shares of common stock on a cashless basis. During the three months ended June 30, 2015, an aggregate of 538.208190 shares of Series G 1.5% Convertible Preferred Stock, including 8.728190 dividend shares, were converted into 501,826 shares of common stock on a cashless basis. During the three months ended September 30, 2015, an aggregate of 57.506190 shares of Series G 1.5% Convertible Preferred Stock, including 1.206190 dividend shares, were converted into 53,619 shares of common stock on a cashless basis. There were no conversions of Series G 1.5% Convertible Preferred Stock into shares of common stock during the three months ended December 31, 2015. Accordingly, during the year ended December 31, 2015, 621.038085 shares of Series G 1.5% Convertible Preferred Stock, including 10.258085 dividend shares, were converted into 579,057 shares of common stock on a cashless basis.

As of December 31, 2015, the remaining outstanding shares of Series G 1.5% Convertible Preferred Stock were convertible into 241,088 shares of the Company’s common stock, including 6,384 shares attributable to the 1.5% dividend on such shares of $6,847 accrued as of such date.

On April 17, 2016, the remaining unconverted 259.7 shares of Series G 1.5% Convertible Preferred Stock outstanding (including accrued but unpaid dividends) were automatically and mandatorily redeemed by conversion into 242,173 newly issued shares of common stock at a conversion price of $1.0725 per share.

Common Stock

As discussed above, the holders of the Series G 1.5% Convertible Preferred Stock approved and adopted an amendment to increase the number of authorized shares of the Company to 1,405,000,000, of which 1,400,000,000 were shares of common stock and 5,000,000 were shares of preferred stock. The Company also sought, and on April 17, 2014 obtained by written consent, sufficient votes of the holders of its common stock, voting as a separate class, to effect this amendment. A Certificate of Amendment to the Company’s Certificate of Incorporation to effect the increase in the authorized shares was filed with the Secretary of State of the State of Delaware on April 17, 2014.

On August 16, 2016, at a special meeting of the stockholders of the Company, the stockholders approved an amendment to the Company’s Second Restated Certificate of Incorporation (i) to effect, at the discretion of the Company’s Board of Directors, a three hundred twenty five-to-one (325 to 1) reverse stock split of all of the outstanding shares of the Company’s common stock, par value $0.001 per share, and (ii) to set the number of the Company’s authorized shares of stock at 70,000,000 shares, consisting of 65,000,000 shares designated as common stock, par value $0.001 per share, and 5,000,000 shares designated as preferred stock, par value $0.001 per share. On September 1, 2016, the Company filed a Certificate of Amendment to the Company’s Second Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the approved amendment.

Pursuant to the amendment, an aggregate of 191.068 fractional shares resulting from the reverse stock split were not issued, but are being paid out in cash (without interest or deduction) in an amount equal to the number of shares exchanged into such fractional share multiplied by the average closing trading price of the Company’s common stock on the OTCQB for the five trading days immediately before the Certificate of Amendment effecting the reverse stock split was filed with the Delaware Secretary of State ($6.7899 per share, on a post reverse stock split basis) for a total of $1,298.

On September 18, 2014, Dr. John Greer, Ph.D., was appointed to the position of Chairman of the Company’s Scientific Advisory Board. Dr. Greer is Professor of Physiology and former Director of the Neuroscience and Mental Health Institute at the University of Alberta, holds multiple grants regarding research into neuromuscular control of breathing, and is the inventor on the method of treatment patents licensed by the Company with respect to ampakines. In connection with the appointment of Dr. Greer as Chairman of the Company’s Scientific Advisory Board on September 18, 2014, the Board of Directors awarded 6,154 shares of common stock of the Company to Dr. Greer (through his wholly-owned consulting company, Progress Scientific, Inc.), vesting 25% upon appointment, 25% on September 30, 2014, 25% on December 31, 2014, and 25% on March 31, 2015. The stock award was valued at $21.4500 per share, which was the closing price of the Company’s common stock on September 18, 2014. This stock award was made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. During the period September 18, 2014 through December 31, 2014, the Company recorded a charge to operations of $99,000 with respect to this stock award. During the nine months ended September 30, 2015, the Company recorded a final charge to operations of $33,000 with respect to this stock award.

Effective October 15, 2014, Richard Purcell was appointed as the Company’s Senior Vice President of Research and Development. In conjunction with his appointment, the Company agreed to issue to Mr. Purcell 6,154 shares of the Company’s common stock, with 25% of such stock grant vesting and issuable every three months after the date of his appointment (i.e., on January 15, 2015, April 15, 2015, July 15, 2015 and October 15, 2015), subject to Mr. Purcell’s continued relationship with the Company on each of the vesting dates. The stock grant was made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. Based on the Company’s closing stock price on October 15, 2014 of $25.3500 per share, during the three months and nine months ended September 30, 2015, the Company recorded a charge to operations of $39,000 and $117,000, respectively, with respect to this stock award.

On August 28, 2015, the Company entered into a Second Amended and Restated Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with various accredited investors (each, a “Purchaser”, and together with purchasers in subsequent closings in the private placement, the “Purchasers”), pursuant to which the Company sold units for aggregate cash consideration of $721,180, with each unit consisting of (i) one share of the Company’s common stock, representing an aggregate of 105,517 shares of common stock, and (ii) one warrant to purchase two additional shares of common stock, representing an aggregate of 211,034 warrants. This financing represented the initial closing of a private placement of up to $3,000,000. On September 28, 2015, the Company completed a second closing of the Purchase Agreement with various additional Purchasers, pursuant to which the Company sold units for aggregate cash consideration of $218,530, with each unit consisting of (i) one share of the Company’s common stock, representing an aggregate of 31,973 shares of common stock, and (ii) one warrant to purchase two additional shares of common stock, representing an aggregate of 63,946 Warrants. On November 2, 2015, the Company completed a third closing of the Purchase Agreement with various Purchasers, pursuant to which the Company sold units for aggregate cash consideration of $255,000, with each unit consisting of (i) one share of the Company’s common stock, representing an aggregate of 37,309 shares of common stock, and (ii) one warrant to purchase two additional shares of common stock, representing an aggregate of 74,618 warrants. This third closing brought the aggregate amount raised under this private placement as of November 2, 2015 to $1,194,710.

The unit price in each closing of the private placement was $6.8348 (the “Per Unit Price”). The Warrants are exercisable through September 30, 2020 and may be exercised at a price of $6.8348 for each share of Common Stock to be acquired upon exercise. The Purchasers consisted of non-affiliated investors, other than Dr. James S. Manuso, the current President and Chief Executive Officer of the Company, who invested $250,000 in the initial closing of the private placement, and one other investor who invested $301,180 in the private placement and became an affiliate of the Company by virtue of his aggregate stock holdings in the Company. The Warrants do not contain any cashless exercise provisions or reset rights.

No registration rights were granted to any Purchaser in this private placement with respect to (i) the shares of common stock issued as part of the units, (ii) the warrants, or (iii) the shares of common stock issuable upon exercise of the warrants.

Placement agent fees, brokerage commissions, and similar payments were made in the form of cash and warrants to qualified referral sources in connection with certain sales of the shares of common stock and warrants, while other sales, including the sale to Dr. James S. Manuso, did not result in any fees or commissions. Accordingly, the amount of such fees, on a percentage basis, varies in each closing. The fees paid to such referral sources for the initial closing in cash totaled $47,118, or 6.5% of the aggregate amount paid for the units sold. The fees paid in warrants for the initial closing to such referral sources (the warrants paid to qualified referral sources are referred to herein as the “Placement Agent Warrants”) consist of warrants for 6,894 shares of common stock, or that number of shares equal to 6.5% of the number of shares of common stock issued as part of the units, but not the shares underlying the warrants. In connection with the second closing, fees paid to referral sources in cash totaled $18,603, or 8.5% of the aggregate amount paid for the units sold, and 2,722 Placement Agent Warrants were issued, or warrants for that number of shares equal to 8.5% of the number of shares of common stock issued as part of the units, but not the shares underlying the Warrants. In connection with the third closing, fees paid to referral sources in cash totaled $25,500, or 10% of the aggregate amount paid for the units sold, and 3,731 Placement Agent Warrants were issued, or warrants for that number of shares equal to 10% of the number of shares of common stock issued as part of the units, but not the shares underlying the Warrants. Placement Agent Warrants are exercisable until September 30, 2020 at the Per Unit Price. The Placement Agent Warrants have cashless exercise provisions. One of the placement agents that received Placement Agent Warrants is Aurora. Both Arnold S. Lippa and Jeff E. Margolis, officers and directors of the Company, have indirect ownership interests in Aurora through interests held in its members, and Jeff E. Margolis is also an officer of Aurora. As a result, both Arnold S. Lippa and Jeff E. Margolis, or entities in which they have interests, will receive a portion of the Placement Agent Warrants awarded in this private placement.

In addition to the above described placement agent fees, brokerage commissions, and similar payments that were made in the form of cash and warrants to qualified referral sources, the Company also paid $10,164 in cash to other professionals for services related to the three closings.

The shares of common stock and warrants were offered and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. None of the shares of common stock issued as part of the units, the warrants, the common stock issuable upon exercise of the warrants, the Placement Agent Warrants or the shares of common stock issuable upon exercise of the Placement Agent Warrants were registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

During April and May 2016, the Company entered into Unit Exchange Agreements with certain warrant holders who had acquired units in connection with the Second Amended and Restated Common Stock and Warrant Purchase Agreement. The Unit Exchange Agreements provided for the warrant holders to exchange (i) existing warrants to purchase an aggregate of 217,187 shares of the Company’s common stock, plus (ii) an aggregate of $529,394 in cash, in return for (i) an aggregate of 108,594 shares of the Company’s common stock with a total market price of $728,859 (average $6.7275 per share), and (ii) new warrants to purchase an aggregate of 108,594 shares of the Company’s common stock with an exercise price of $4.8750 per share, exercisable for cash or on a cashless basis through the original expiration date of September 30, 2020.

For accounting purposes, for those unit warrant holders accepting the Company’s exchange offer, the Company evaluated the fair value of the incremental consideration paid to induce the unit warrant holders to exchange their original warrants for exchanged warrants and determined that the Company did not incur any cost with respect to the exchange transactions. Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of the exchange consideration is provided at Note 2.

On January 8, 2016, the Company initiated a new equity private placement, consisting of units of common stock and warrants, up to an aggregate of $2,500,000, with each unit consisting of (i) one share of common stock, and (ii) one warrant to purchase two additional shares of common stock. During the nine months ended September 30, 2016, the Company entered into purchase agreements with nine accredited and four non-accredited, non-affiliated investors, pursuant to which an aggregate of 43,003 shares of common stock and an aggregate of 86,006 warrants were sold, generating gross proceeds of $309,985.

Included in the gross proceeds of $309,985 received during the nine months ended September 30, 2016 was $25,350 received on June 30, 2016 from the sale of 3,517 shares of common stock and an aggregate of 7,034 warrants to an unrelated entity with which the Company simultaneously entered into one-year agreement for investor relations services.

The unit price in the private placement closings was $7.2085. The warrants are exercisable at $7.9300, for each share of common stock to be acquired, and expire on February 28, 2021. The warrants have cashless exercise provisions and contain certain “blocker” provisions limiting the percentage of shares of the Company’s common stock that the purchaser can beneficially own upon conversion to not more than 4.99% of the issued and outstanding shares immediately after giving effect to the warrant exercise.

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

Common Stock Warrants

Information with respect to the issuance and exercise of common stock purchase warrants with respect to placement agents in connection with the Series G Private Placement of the Series G 1.5% Convertible Preferred Stock is provided above at “Series G 1.5% Convertible Preferred Stock.” Information with respect to the issuance and exercise of common stock purchase warrants in connection with the Convertible Note Payable and Warrant Purchase Agreement, and Notes Payable to Officers, is provided at Note 4.

A summary of warrant activity for the nine months ended September 30, 2016 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2015	482,288	$7.10125
Issued	114,561	7.30809
Reduction through transactions in conjunction with -
Note Exchange Agreements	(40,940)	5.68750
Unit Exchange Agreements	(108,594)	4.87500
Expired	(37,401)	-
Warrants outstanding at September 30, 2016	409,914	$5.89296	3.84

Warrants exercisable at December 31, 2015	482,288	$7.10125
Warrants exercisable at September 30, 2016	409,914	$5.89296	3.84

The exercise prices of common stock warrants outstanding and exercisable are as follows at September 30, 2016:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$1.2870	41,002	41,002	April 17, 2019
$4.8500	5,155	5,155	September 23, 2019
$4.8750	108,594	108,594	September 30, 2020
$5.0000	5,000	5,000	September 22, 2019
$5.1025	10,309	10,309	January 29, 2019
$6.5000	8,092	8,092	February 4, 2019
$6.8348	145,758	145,758	September 30, 2020
$7.9300	86,004	86,004	February 28, 2021
	409,914	409,914

Based on a fair market value of $4.4900 per share on September 30, 2016, the intrinsic value of exercisable in-the-money common stock warrants was $131,329 as of September 30, 2016.

A summary of warrant activity for the nine months ended September 30, 2015 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2014	79,034	$5.66800
Issued	331,745	7.43600
Exercised	(6,841)	5.90200
Expired	-	-
Warrants outstanding at September 30, 2015	403,938	$6.80875	4.07

Warrants exercisable at December 31, 2014	79,034	$5.66800
Warrants exercisable at September 30, 2015	403,938	$6.80875	4.07

The exercise prices of common stock warrants outstanding and exercisable are as follows at September 30, 2015:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$1.2870	41,001	41,001	April 17, 2019
$6.8348	284,596	284,596	September 30, 2020
$11.3750	78,341	78,341	September 15, 2016
	403,938	403,938

Based on a fair market value of $9.0350 per share on September 30, 2015, the intrinsic value of exercisable in-the-money common stock warrants was $943,862 as of September 30, 2015.

Stock Options

In connection with the initial closing of the Series G Private Placement completed on March 18, 2014, the stockholders of the Company holding a majority of the votes to be cast on the issue approved the adoption of the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan (the “2014 Plan”), which had been previously adopted by the Board of Directors of the Company, subject to stockholder approval. The Plan permits the grant of options and restricted stock with respect to up to 325,025 shares of common stock, in addition to stock appreciation rights and phantom stock, to directors, officers, employees, consultants and other service providers of the Company.

On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan (the “2015 Plan”). The 2015 Plan initially provided for, among other things, the issuance of either or any combination of restricted shares of common stock and non-qualified stock options to purchase up to 461,538 shares of the Company’s common stock for periods up to ten years to management, members of the Board of Directors, consultants and advisors. The Company has not and does not intend to present the 2015 Plan to stockholders for approval. On August 18, 2015, the Board of Directors increased the number of shares that may be issued under the 2015 Plan to 769,231 shares of the Company’s common stock. On March 31, 2016, the Board of Directors further increased the number of shares that may be issued under the 2015 Plan to 1,538,462 shares of the Company’s common stock.

On June 30, 2015, the Board of Directors of the Company awarded stock options to purchase a total of 169,232 shares of common stock, consisting of options for 46,154 shares to each of the Company’s three executive officers, Dr. Arnold S. Lippa, Jeff E. Margolis and Robert N. Weingarten, and options for 6,154 shares to each of five other individuals who are members of management, the Company’s Scientific Advisory Board, or independent members of the Board of Directors. The stock options were awarded as partial compensation for those individuals through December 31, 2015. The stock options vested 50% on June 30, 2015 (at issuance), 25% on September 30, 2015 and 25% on December 31, 2015, as a result of which they were fully vested at December 31, 2015, and will expire on June 30, 2022. The exercise price of the stock options was established on the grant date at $8.125 per share, as compared to the closing market price of the Company’s common stock on such date of $5.6875 per share, reflecting an exercise price premium of $2.4375 per share or 42.9%. These awards were made under the Company’s 2015 Plan. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $946,000. During the three months ended September 30, 2016 and 2015, the Company recorded charges to operations of $0 and $240,800, respectively, with respect to these stock options. During the nine months ended September 30, 2016 and 2015, the Company recorded charges to operations of $0 and $713,800, respectively, with respect to these stock options.

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso to be its new President and Chief Executive Officer. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded Dr. Manuso stock options to purchase a total of 261,789 shares of common stock, of which options for 246,154 shares were granted pursuant to the Company’s 2015 Plan and options for 15,635 shares were granted pursuant to the Company’s 2014 Plan. The stock options vested 50% on August 18, 2015 (at issuance), 25% on February 18, 2016, and 25% on August 18, 2016, and will expire on August 18, 2025. The exercise price of the stock options was established on the grant date at $6.4025 per share, which is equal to the simple average of the most recent four full trading weeks, weekly Volume Weighted Average Prices (“VWAPs”) of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $7.02 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $1,786,707. During the three months ended September 30, 2016 and 2015, the Company recorded charges to operations of $123,768 and $998,598, respectively, with respect to these stock options. During the nine months ended September 30, 2016 and 2015, the Company recorded charges to operations of $569,222 and $998,598, respectively, with respect to these stock options. Additional information with respect to other provisions of the employment agreement is provided at Note 8.

On August 18, 2015, the Company also entered into employment agreements with Dr. Arnold S. Lippa, its new Chief Scientific Officer, Robert N. Weingarten, its Vice President and Chief Financial Officer, and Jeff E. Margolis, its Vice President, Treasurer and Secretary. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded to each of those officers stock options to purchase a total of 30,769 shares of common stock pursuant to the Company’s 2015 Plan. The stock options vested 25% on December 31, 2015, 25% on March 31, 2016, 25% on June 30, 2016, and 25% on September 30, 2016, and will expire on August 18, 2022. The exercise price of the stock options was established on the grant date at $6.4025 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $7.0200 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $609,000. During the three months ended September 30, 2016 and 2015, the Company recorded charges to operations of $135,831 and $64,185, respectively, with respect to these stock options. During the nine months ended September 30, 2016 and 2015, the Company recorded charges to operations of $407,493 and $64,185, respectively, with respect to these stock options. Additional information with respect to other provisions of the employment agreement is provided at Note 8.

Additionally, on August 18, 2015, the Board of Directors of the Company awarded stock options for 9,231 shares of common stock to each of seven other individuals who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan, representing stock options for a total of 64,617 shares of common stock. The stock options vested 25% on December 31, 2015, 25% on March 31, 2016, 25% on June 30, 2016, and 25% on September 30, 2016, and will expire on August 18, 2020 as to stock options for 27,693 shares of common stock and August 18, 2022 as to stock options for 36,924 shares of common stock. The exercise price of the stock options was established on the grant date at $6.4025 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $7.0200 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $430,800. During the three months ended September 30, 2016 and 2015, the Company recorded charges to operations of $47,459 and $51,283, respectively, with respect to these stock options. During the nine months ended September 30, 2016 and 2015, the Company recorded charges to operations of $223,089 and $51,283, respectively, with respect to these stock options.

On December 11, 2015, the Company entered into a consulting agreement for investor relations services, which provided for the payment of a fee for such services through the granting of non-qualified stock options to purchase a total of 8,791 shares of common stock pursuant to the Company’s 2015 Plan. The stock options vested in equal installments on the last day of each month during the term of the consulting agreement, ranging from December 11, 2015 through March 31, 2016, and will expire on December 11, 2020. The exercise price of the stock options was established on the grant date at $6.825 per share, which was the closing market price of the Company’s common stock on the date of grant. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $58,286. During the three months and nine months ended September 30, 2016, the Company recorded a charge to operations of $0 and $50,286, respectively, with respect to these stock options.

On March 31, 2016, the Board of Directors of the Company awarded stock options for a total of 523,075 shares of common stock in various quantities to twelve individuals who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan. The stock options vested 25% on March 31, 2016, 25% on June 30, 2016, 25% on September 30, 2016, and will vest 25% on December 31, 2016, and will expire on March 31, 2021. The exercise price of the stock options was established on the grant date at $7.3775 per share, which was the closing market price of the Company’s common stock on such date. The aggregate grant date fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was $3,774,000. During the three months and nine months ended September 30, 2016, the Company recorded a charge to operations of $844,650 and $2,686,800, respectively, with respect to these stock options.

On September 12, 2016, the Company entered into an agreement for consulting services, which provided for the payment of a fee through the granting of a non-qualified stock option to purchase a total of 2,608 shares of common stock pursuant to the Company’s 2015 Plan. The stock option was fully vested on the date of grant and will expire on September 12, 2021. The exercise price of the stock option was established on the grant date at $5.7500 per share, which was the closing market price of the Company’s common stock on the date of grant. The aggregate grant date fair value of the stock option, calculated pursuant to the Black-Scholes option-pricing model, was $14,384, which was charged to operations on the date of grant.

Information with respect to the issuance of common stock options in connection with the settlement of debt obligations and as payment for consulting services is provided at Note 5.

Information with respect to common stock awards issued to officers and directors as compensation is provided above under “Common Stock.”

Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of stock-based compensation is provided at Note 2.

A summary of stock option activity for the nine months ended September 30, 2016 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2015	774,842	$7.8325
Granted	532,907	7.3305
Expired	-	-
Forfeited	-	-
Options outstanding at September 30, 2016	1,307,749	$7.6241	5.56

Options exercisable at December 31, 2015	519,662	$8.5150
Options exercisable at September 30, 2016	1,177,364	$7.6515	5.68

Total deferred compensation expense for the outstanding value of 130,385 unvested stock options was approximately $892,000 at September 30, 2016, which is being recognized subsequent to September 30, 2016 over a weighted-average period of approximately three months.

The exercise prices of common stock options outstanding and exercisable were as follows at September 30, 2016:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$4.5000	7,222	7,222	September 2, 2021
$5.6875	89,686	89,686	June 30, 2020
$5.7500	2,608	2,608	September 12, 2021
$6.4025	27,692	27,692	August 18, 2020
$6.4025	129,231	129,231	August 18, 2022
$6.4025	261,789	261,789	August 18, 2025
$6.8250	8,791	8,791	December 11, 2020
$7.3775	523,077	392,692	March 31, 2021
$8.1250	169,231	169,231	June 30, 2022
$13.0000	7,385	7,385	March 13, 2019
$13.0000	3,846	3,846	April 14, 2019
$13.9750	3,385	3,385	March 14, 2024
$15.4700	7,755	7,755	April 8, 2020
$15.9250	2,462	2,462	February 28, 2024
$16.0500	46,154	46,154	July 17, 2019
$16.6400	1,538	1,538	January 29, 2020
$19.5000	9,487	9,487	July 17, 2022
$19.5000	6,410	6,410	August 10, 2022
	1,307,749	1,177,364

Based on a fair market value of $4.4900 per share on September 30, 2016, there were no exercisable in-the-money common stock options as of September 30, 2016.

A summary of stock option activity for the nine months ended September 30, 2015 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2014	79,128	$15.3475
Granted	686,923	6.8575
Expired	-	-
Forfeited	-	-
Options outstanding at September 30, 2015	766,051	$7.8325	7.31

Options exercisable at December 31, 2014	79,128	$15.3475
Options exercisable at September 30, 2015	435,925	$8.7425	6.86

The exercise prices of common stock options outstanding and exercisable were as follows at September 30, 2015:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$5.6875	89,686	89,686	June 30, 2020
$6.4025	27,692	-	August 18, 2020
$6.4025	129,231	-	August 18, 2022
$6.4025	261,789	130,894	August 18, 2025
$8.12500	169,231	126,923	June 30, 2022
$13.0000	7,385	7,385	March 13, 2019
$13.0000	3,846	3,846	April 14, 2019
$13.9750	3,385	3,385	March 14, 2024
$15.4700	7,755	7,755	April 8, 2020
$15.9250	2,462	2,462	February 28, 2024
$16.2500	46,154	46,154	July 17, 2019
$16.6400	1,538	1,538	January 29, 2020
$19.5000	9,487	9,487	July 17, 2022
$19.5000	6,410	6,410	August 10, 2022
	766,051	435,925

Based on a fair market value of $9.0350 per share on September 30, 2015, the intrinsic value of exercisable in-the-money common stock options was $760,304 as of September 30, 2015.

For the three months ended September 30, 2016 and 2015, stock-based compensation costs included in the condensed consolidated statements of operations consisted of general and administrative expenses of $837,630 and $1,288,479, respectively, and research and development expenses of $328,462 and $105,307, respectively. For the nine months ended September 30, 2016 and 2015, stock-based compensation costs included in the condensed consolidated statements of operations consisted of general and administrative expenses of $2,821,748 and $1,727,079, respectively, and research and development expenses of $1,129,526 and $250,787, respectively.

Pier Contingent Stock Consideration

In connection with the merger transaction with Pier effective August 10, 2012, RespireRx issued 179,747 newly issued shares of its common stock with an aggregate fair value of $3,271,402 ($18.2000 per share), based upon the closing price of RespireRx’s common stock on August 10, 2012. The shares of common stock were distributed to stockholders, convertible note holders, warrant holders, option holders, and certain employees and vendors of Pier in satisfaction of their interests and claims. The common stock issued by RespireRx represented approximately 41% of the 443,205 common shares outstanding immediately following the closing of the transaction.

Pursuant to the terms of the transaction, RespireRx agreed to issue additional contingent consideration, consisting of up to 56,351 shares of common stock, to Pier’s former security holders and certain other creditors and service providers (the “Pier Stock Recipients”) that received RespireRx’s common stock as part of the Pier transaction if certain of RespireRx’s stock options and warrants outstanding immediately prior to the closing of the merger were subsequently exercised. In the event that such contingent shares were issued, the ownership percentage of the Pier Stock Recipients, following their receipt of such additional shares, could not exceed their ownership percentage as of the initial transaction date.

The stock options and warrants outstanding at June 30, 2012 were all out-of-the-money on August 10, 2012. During late July and early August 2012, shortly before completion of the merger, the Company issued options to officers and directors at that time to purchase a total of 22,651 shares of common stock exercisable for ten years at $19.5000 per share. By October 1, 2012, these options, as well as the options and warrants outstanding at June 30, 2012, were also out-of-the-money and continued to be out-of-the-money through September 30, 2016.

There were no stock options or warrants exercised subsequent to August 10, 2012 that triggered additional contingent consideration, and the only remaining stock options outstanding that could still trigger the additional contingent consideration remained generally out-of-the-money through September 30, 2016. As of September 30, 2016, due to the expirations and forfeitures of RespireRx stock options and warrants occurring since August 10, 2012, 6,497 contingent shares of common stock remained issuable under the Pier merger agreement.

The Company concluded that the issuance of any of the contingent shares to the Pier Stock Recipients was remote, as a result of the large spread between the exercise prices of these stock options and warrants as compared to the common stock trading range, the subsequent expiration or forfeiture of most of the options and warrants, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants have generally remained significantly out-of-the-money through September 30, 2016. Accordingly, the Company considered the fair value of the contingent consideration to be immaterial and therefore did not ascribe any value to such contingent consideration. If any such shares are ultimately issued to the former Pier stockholders, the Company will recognize the fair value of such shares as a charge to operations at that time.

Reserved and Unreserved Shares of Common Stock

At September 30, 2016, the Company had 65,000,000 shares of common stock authorized and 2,018,761 shares of common stock issued and outstanding. Furthermore, as of September 30, 2016, the Company had reserved an aggregate of 11 shares for issuance upon conversion of the Series B Preferred Stock; 409,914 shares for issuance upon exercise of warrants; 1,307,749 shares for issuance upon exercise of outstanding stock options; 63,236 shares to cover equity grants available for future issuance pursuant to the 2014 Plan; 292,201 shares to cover equity grants available for future issuance pursuant to the 2015 Plan; 29,057 shares for issuance upon conversion of the Convertible Notes; and 6,497 shares issuable as contingent shares pursuant to the Pier merger. Accordingly, as of September 30, 2016, the Company had an aggregate of 2,108,664 shares of common stock reserved for issuance and 60,872,575 shares of common stock unreserved and available for future issuance. The Company expects to satisfy its future common stock commitments through the issuance of authorized but unissued shares of common stock.

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

On March 31, 2013, the Company accrued $85,000 as reimbursement for legal fees incurred by Aurora in conjunction with the removal of the Company’s prior Board of Directors on March 22, 2013, which amount has been included in accounts payable and accrued expenses at September 30, 2016 and December 31, 2015.

On June 30, 2015, the Board of Directors of the Company awarded, but did not pay, cash bonuses totaling $215,000, including an aggregate of $195,000 to certain of the Company’s executive officers and an aggregate of $20,000 to the independent members of the Company’s Board of Directors. The cash bonuses awarded to executive officers were as follows: Dr. Arnold S. Lippa - $75,000; Jeff E. Margolis - $60,000; and Robert N. Weingarten - $60,000. The cash bonuses awarded to the two independent members of the Company’s Board of Directors were as follows: James E. Sapirstein - $10,000; and Kathryn MacFarlane - $10,000. The cash bonuses were awarded as partial compensation for services rendered by such persons from January 1, 2015 through June 30, 2015, and are included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2016 and December 31, 2015.

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

Both the cash bonuses and the cash monthly compensation were accrued and will not paid until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis.

Effective August 18, 2015, Company entered into employment agreements with Dr. Arnold S. Lippa, Robert N. Weingarten and Jeff E. Margolis, which superseded the compensation arrangements previously established for those officers on June 30, 2015, excluding the cash bonuses referred to above. Additional information with respect to these employment agreements entered into on August 18, 2015 is provided at Note 8.

During the three months and nine months ended September 30, 2016, the Company recorded a charge to operations of $2,014 and $20,014, respectively, for consulting services rendered by an entity controlled by family members of Dr. Arnold S. Lippa. During the three months and nine months ended September 30, 2015, the Company recorded similar charges amounting to $5,000 and $19,000, respectively.

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

By letter dated February 5, 2016, the Company received a demand from a law firm representing a professional services vendor of the Company alleging that approximately $146,000 is due and owing for unpaid services rendered. This claim has been scheduled for arbitration on December 15, 2016.

By e-mail dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and owing for unpaid investment banking services rendered. The Company has been in discussions with this firm regarding this matter.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements at September 30, 2016 and December 31, 2015 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

Significant Agreements and Contracts

Consulting Agreement

Richard Purcell was appointed as the Company’s Senior Vice President of Research and Development effective October 15, 2014. Mr. Purcell provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc., through which the Company has contracted for his services, for a monthly cash fee of $12,500. Additional information with respect to shares of common stock issued to Mr. Purcell is provided at Note 6. Cash compensation expense pursuant to this agreement totaled $37,500 for the three months ended September 30, 2016 and 2015, and $112,500 for the nine months ended September 30, 2016 and 2015, which is included in research and development expenses in the Company’s condensed consolidated statements of operations for such periods.

Employment Agreements

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso, Ph.D., to be its new President and Chief Executive Officer. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Manuso received an annual base salary of $375,000. Dr. Manuso is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Manuso was granted stock options to acquire 261,789 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans in the discretion of the Board of Directors. Dr. Manuso is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as additional compensation for a term life insurance policy and disability insurance policy. Dr. Manuso is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Manuso is provided at Note 6. Cash compensation accrued pursuant to this agreement totaled $46,910 for the three months and nine months ended September 30, 2015, and $103,650 and $317,700 for the three months and nine months ended September 30, 2016, respectively, which is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2016 and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Such amounts have not been paid to Dr. Manuso. Dr. Manuso was also appointed to the Company’s Board of Directors and elected as Vice Chairman of the Board of Directors. Dr. Manuso does not receive any additional compensation for serving as Vice Chairman and on the Board of Directors.

Dr. Manuso had also agreed to purchase newly issued securities of the Company in an amount of $250,000, which was accomplished by Dr. Manuso’s participation in the first closing of the unit offering of common stock and warrants on August 28, 2015, as described at Note 6.

On August 18, 2015, concurrently with the hiring of Dr. James S. Manuso as the Company’s new President and Chief Executive Officer, Dr. Arnold S. Lippa resigned as the Company’s President and Chief Executive Officer. Dr. Lippa continues to serve as the Company’s Executive Chairman and as a member of the Board of Directors. Also on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Lippa received an annual base salary of $300,000. Dr. Lippa is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 30,769 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Dr. Lippa is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Lippa is provided at Note 6. Cash compensation accrued pursuant to this agreement totaled $38,039 for the three months and nine months ended September 30, 2015, and $93,900 and $254,700 for the three months and nine months ended September 30, 2016, respectively, which is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2016, and in research and development expenses in the Company’s condensed consolidated statement of operations. Cash compensation accrued to Dr. Lippa for bonuses and under a prior superseded arrangement, while still serving as the Company’s President and Chief Executive Officer, totaled $94,758 and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Such amounts have not been paid to Dr. Lippa. Dr. Lippa does not receive any additional compensation for serving as Executive Chairman and on the Board of Directors.

On August 18, 2015, the Company also entered into employment agreements with Jeff E. Margolis, in his continuing role as Vice President, Secretary and Treasurer, and Robert N. Weingarten, in his continuing role as Vice President and Chief Financial Officer. Pursuant to the agreements, which are for initial terms through September 30, 2016 (and which shall be deemed to be automatically extended upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Mr. Margolis and Mr. Weingarten each received an annual base salary of $195,000, and each is also eligible to receive performance-based annual bonus awards ranging from $65,000 to $125,000, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Mr. Margolis and Mr. Weingarten were each granted stock options to acquire 30,769 shares of common stock of the Company and both are eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Margolis and Mr. Weingarten are also each entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Both Mr. Margolis and Mr. Weingarten are also each entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Mr. Margolis and Mr. Weingarten is provided at Note 6. Cash compensation accrued pursuant to these agreements totaled $51,240 ($25,620 each) for the three months and nine months ended September 30, 2015, and $108,300 ($54,150 each) and $324,900 ($162,450 each) for the three months and nine months ended September 30, 2016, respectively, which is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Cash compensation accrued to Mr. Margolis and Mr. Weingarten for bonuses and under prior superseded arrangements totaled $151,612 ($75,806 each) and is also included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Such amounts have not been paid to Mr. Margolis or Mr. Weingarten. Mr. Margolis and Mr. Weingarten also continue to serve as Directors of the Company, but do not receive any additional compensation for serving on the Board of Directors.

The employment agreements between the Company and each of Dr. Manuso, Dr. Lippa, Mr. Margolis and Mr. Weingarten, respectively, provided that the payment obligations associated with the first year base salary were to accrue, but no payments were to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, was received by the Company, at which time scheduled payments were to commence. As this financing milestone has not been achieved, Dr. Manuso, Dr. Lippa, Mr. Margolis and Mr. Weingarten (who are each also directors of the Company) have each agreed, effective as of August 11, 2016, to continue to defer the payment of such amounts indefinitely, until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis.

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

On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its consolidated financial statements at September 30, 2016 and December 31, 2015.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015 and also requires the Company to pay the University of Illinois a license fee, royalties, patent costs and certain milestone payments. The 2014 License Agreement provides for various royalty payments by the Company, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty of $100,000 beginning in 2015, which is due and payable on December 31 of each year. The 2015 minimum annual royalty of $100,000 was paid as scheduled in December 2015, and the 2016 minimum annual royalty of $100,000 is payable in December 2016. In the year after the first application for market approval is submitted to the FDA and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA and until the first sale of a product, the minimum annual royalty payable by the Company will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000.

The 2014 License Agreement also provides for certain one-time milestone payments by the Company. A payment of $75,000 is due within five days after any one of the following: (a) dosing of the first patient with a product in a Phase 2 human clinical study anywhere in the world that is not sponsored by the University of Illinois, (b) dosing of the first patient in a Phase 2 human clinical study anywhere in the world with a low dose of dronabinol, or (c) dosing of the first patient in a Phase 1 human clinical study anywhere in the world with a proprietary reformulation of dronabinol. A payment of $350,000 is due within five days after dosing of the first patient with a product in a Phase 3 human clinical trial anywhere in the world. A payment of $500,000 is due within five days after the first new drug application filing with the FDA or a foreign equivalent for a product. A payment of $1,000,000 is due within 12 months after the first commercial sale of a product.

During the three months and nine months ended September 30, 2016 and 2015, the Company recorded a charge to operations of $25,000 and $75,000, respectively, with respect to its 2016 and 2015 minimum annual royalty obligation, which is included in research and development expenses in the Company’s condensed consolidated statement of operations for the three months and nine months ended September 30, 2016 and 2015. If the Company is unable to make the 2016 minimum annual royalty payment of $100,000 in December 2016, such non-payment could result in the cancellation of the 2014 License Agreement.

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (approximately US$111,000), consisting of approximately CAD$85,000 (approximately US$65,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (approximately US$15,000). As of September 30, 2016, CAD$21,250 (approximately US$16,150) remained payable under this agreement and is included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet at September 30, 2016. The conversion to US dollars above utilizes an exchange rate of US$0.76 for every CAD$1.00.

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

Duke University Clinical Trial Agreement

On January 27, 2015, the Company entered into a Clinical Study and Research Agreement (the “Agreement”) with Duke University to develop and conduct a protocol for a program of clinical study and research at a total cost of $50,579, which was completed in March 2015 and charged to research and development expenses during the three months ended March 31, 2015. On October 30, 2015, the Agreement was amended to provide for a Phase 2A clinical trial of CX1739 at a cost of $558,268. During March 2016, a Phase 2A clinical trial at Duke University School of Medicine was initiated, with the dosing portion of the clinical trial completed in June 2016 and the clinical trial formally completed on July 11, 2016. On July 28, 2016, the Agreement was further amended to reflect additional post-clinical trial costs of $120,059, increasing the total amount payable under the Agreement to $678,327. During the three months and nine months ended September 30, 2016, the Company recorded a charge to operations of $193,119 and $602,642, respectively, for research and development expenses with respect to work conducted pursuant to the amended Agreement. All of the services under the amended Agreement are expected to be incurred by December 31, 2016.

Sharp Clinical Services, Inc. Agreement

The Company has various agreements with Sharp Clinical Services, Inc. to provide packaging, labeling, distribution and analytical services that provide for aggregate payments of $16,843 through December 31, 2016.

Covance Laboratories Inc. Agreement

On October 26, 2016, the Company entered into a twelve month agreement with Covance Laboratories Inc. to provide compound testing and storage services with respect to CX1739, CX1866 and CX1929 at a total budgeted cost of $35,958.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2016. Amounts included in the 2016 column represent amounts contractually due at September 30, 2016 during the remainder of the 2016 fiscal year ending December 31, 2016.

		Payments Due By Year
	Total	2016	2017	2018	2019	2020
Research and development contracts	$52,801	$16,843	$35,958	$—	$—	$—
Clinical trial agreements (1)	26,773	26,773	—	—	—	—
License agreements	425,000	25,000	100,000	100,000	100,000	100,000
Employment and consulting agreements (2)	1,977,600	305,850	1,106,100	565,650	—	—
Total	$2,482,174	$376,466	$1,242,058	$665,650	$100,000	$100,000

(1) The amount presented is net of the remaining balance of an advance payment of $48,912 made on May 6, 2016, which has been reflected as advance payment on research contract in the Company’s condensed consolidated balance sheet at September 30, 2016.

(2) The payment of such amounts has been deferred indefinitely, as described above at “Employment Agreements”.

10. Subsequent Events

Default on Convertible Notes Payable

On September 15, 2016, the remaining outstanding Notes previously issued by the Company on November 5, 2014, December 9, 2014, December 31, 2014, and February 2, 2015, matured and the principal and accrued interest under those remaining Notes totaling $329,261, which included accrued interest of $53,261, became due and payable upon demand. During October 2016, holders of four Notes totaling $73,004, which included accrued interest of $12,004 at September 30, 2016, issued formal notices of default, and as a result, those four Notes were deemed to be in default under the terms of the Notes and began to accrue interest at the default rate of 12% per annum from the default date in accordance with terms of the Notes.

Covance Laboratories Inc. Agreement

On October 26, 2016, the Company entered into a twelve month agreement with Covance Laboratories Inc. to provide compound testing and storage services with respect to CX1739, CX1866 and CX1929 at a total budgeted cost of $35,958.

The Company performed an evaluation of subsequent events through the date of filing of these financial statements with the SEC. Other than the above, there were no material subsequent events which affected, or could affect, the amounts or disclosures in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since its formation in 1987, RespireRx Pharmaceuticals Inc. (“RespireRx”) has been engaged in the research and clinical development of a class of compounds referred to as ampakines, which act to enhance the actions of the excitatory neurotransmitter glutamate at AMPA glutamate receptors. Several ampakines, in both oral and injectable form, are being developed by the Company for the treatment of a variety of breathing disorders. In clinical studies, select ampakines have shown preliminary efficacy in central sleep apnea and in the control of respiratory depression produced by opioids, without altering their analgesic effects. In animal models of orphan disorders, such as Pompe Disease, spinal cord damage and perinatal respiratory distress, it has been demonstrated that certain ampakines improve breathing function. The Company’s compounds belong to a new class of ampakines that do not display the undesirable side effects previously reported in animal models of earlier generations

The Company owns patents and patent applications, or the rights thereto, for certain families of chemical compounds, including ampakines, which claim the chemical structures and their use in the treatment of various disorders. These patents cover, among other compounds, the Company’s lead ampakines CX1739 and CX1942, and extend through at least 2028.

In 2011, RespireRx conducted a re-evaluation of its strategic focus and determined that clinical development in the area of respiratory disorders, particularly sleep apnea and drug-induced respiratory depression, provided the most cost-effective opportunities for potential rapid development and commercialization of RespireRx’s compounds. Accordingly, RespireRx narrowed its clinical focus at that time and sidelined other avenues of scientific inquiry. This re-evaluation provided the impetus for RespireRx’s acquisition of Pier Pharmaceuticals, Inc. (“Pier”) in August 2012, as described below. RespireRx and its wholly-owned subsidiary, Pier, are collectively referred to herein as the “Company.”

The Company has continued to implement this strategic focus, notwithstanding a change in management in March 2013, and has continued its efforts to obtain the capital necessary to fund the clinical efforts. As a result of the Company’s scientific discoveries and the acquisition of strategic, exclusive license agreements, management believes that the Company is now a leader in developing drugs for respiratory disorders, particularly sleep apneas and drug-induced respiratory depression.

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

In order to expand RespireRx’s respiratory disorders program, RespireRx acquired 100% of the issued and outstanding equity securities of Pier effective August 10, 2012 pursuant to an Agreement and Plan of Merger. Pier was formed in June 2007 (under the name SteadySleep Rx Co.) as a clinical stage pharmaceutical company to develop a pharmacologic treatment for OSA and had been engaged in research and clinical development activities.

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

Dronabinol is a Schedule III, controlled generic drug with a relatively low abuse potential that is approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of AIDS-related anorexia and chemotherapy-induced emesis. The use of dronabinol for the treatment of OSA is a novel indication for an already approved drug and, as such, the Company believes that it would only require approval by the FDA of a 505(b)(2) application, as opposed to the submission and approval of a full new drug application.

The 2007 License Agreement was terminated effective March 21, 2013, due to the Company’s failure to make a required payment. Subsequently, current management opened negotiations with the University of Illinois, and as a result, the Company ultimately entered into a new license agreement (the “2014 License Agreement”) with the University of Illinois on June 27, 2014, the material terms of which were similar to the 2007 License Agreement.

Similar to the 2007 License Agreement, the 2014 License Agreement grants the Company, among other provisions, exclusive rights: (i) to practice certain patents and patent applications, as defined in the 2014 License Agreement, that are held by the University of Illinois; (ii) to identify, develop, make, have made, import, export, lease, sell, have sold or offer for sale any related licensed products; and (iii) to grant sub-licenses of the rights granted in the 2014 License Agreement, subject to the provisions of the 2014 License Agreement. The Company is required under the 2014 License Agreement, among other terms and conditions, to pay the University of Illinois a license fee, royalties, patent costs and certain milestone payments.

Clinical Trial Developments

The University of Illinois and three other research centers recently completed a six week, placebo-controlled Phase 2B clinical trial investigating the effects of dronabinol in patients with OSA. The Company did not manage or fund this clinical trial; this clinical trial was fully funded by the National Heart, Lung and Blood Institute of the National Institutes of Health and is being managed by University of Illinois researchers. The Company has received a copy of the Final Progress Report (the “Project Report”) with respect to this clinical trial entitled “Cannabimimetic treatment of obstructive sleep apnea: A proof of concept trial”, grant number 5UM1HL112856.

The Project Report describes preliminary data from three groups of patients who received either of two doses of dronabinol (2.5 or 10 mg) or placebo. The identities of the groups described in the Project Report remain blinded, but the Project Report indicates that significant group differences were observed in three of four primary outcome measures, including the Apnea-Hypopnea Index (AHI) and Epworth Sleepiness Scale (ESS). Unblinding of the group identities is expected to occur when the investigators have completed all planned primary and secondary analyses. The investigators have indicated that they “anticipate submitting an abstract detailing at least the top-line findings in December 2016, for presentation at the Sleep 2017 international conference of the Associated Professional Sleep Societies.” The investigators also stated they anticipate that they “will submit a peer-review manuscript detailing these findings in the Winter of 2017.”

In addition to the dronabinol clinical trial, the Company filed an Investigational New Drug (“IND”) application with the FDA in September 2015 to conduct a double-blind, placebo-controlled, dose-ascending Phase 2A clinical trial in approximately 18 subjects to determine the ability of orally administered CX1739, the Company’s proprietary lead ampakine, to prevent the respiratory depression produced by remifentanil, a potent opioid, without altering remifentanil’s analgesic properties. The clinical protocol was designed to evaluate the safety and efficacy of three escalating doses of CX1739 versus placebo when administered prior to remifentanil, with respiration, analgesia and a number of other clinical measures being taken after administration of both drugs. During March 2016, upon receiving unconditional approval from the Institutional Review Board of the Duke Clinical Research Unit, this Phase 2A clinical trial at Duke University School of Medicine was initiated. The dosing and data accumulation phase of the clinical trial was completed in June 2016 and the clinical trial was formally completed on July 11, 2016.

On September 12, 2016, the Company issued a press release announcing preliminary top-line analysis of safety and efficacy data from this clinical trial. On October 3, 2016, the Company discovered an error in the data reported to it that the Company believes will affect the efficacy data analysis. At this time, the Company does not know the extent of the effect, but the safety data is expected to remain unchanged. Accordingly, on October 4, 2016, the Company issued a press release retracting the efficacy data contained in the September 12, 2016 press release. The Company is continuing to work with the Duke University clinical research team to analyze the data collected. The Company expects that a revised top-line analysis of the respiratory data will be completed by the end of November 2016 and to issue a final report on the results of the clinical trial by the end of December 2016.

The Company currently expects to incur a total of approximately $978,000 of direct and indirect costs in 2016 with respect to this clinical trial (including approximately $678,000 to Duke University), of which a total of approximately $261,000 and $720,000 was incurred during the three months and nine months ended September 30, 2016, respectively.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $7,804,002 for the nine months ended September 30, 2016 and $5,961,892 for the fiscal year ended December 31, 2015, and had negative operating cash flows of $1,212,331 for the nine months ended September 30, 2016 and $1,296,100 for the fiscal year ended December 31, 2015. The Company also had a stockholders’ deficiency of $4,846,319 at September 30, 2016, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2015, has expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is continuing efforts to raise additional capital in order to pay its liabilities, fund its business activities and underwrite its research and development programs. The Company regularly evaluates various measures to satisfy the Company’s liquidity needs, including the development of agreements with collaborative partners and, when necessary, the exchange or restructuring of the Company’s outstanding securities. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing and has recently utilized short-term borrowings from its Chief Executive Officer and its Chief Scientific Officer to fund operations, although there can be no assurances that such borrowings will continue to be available. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources on a timely basis, the Company may be forced to reduce or suspend operations indefinitely or to discontinue operations entirely and liquidate.

Recent Accounting Pronouncements

Information with respect to recently issued accounting standards is provided at Note 3 to the Company’s condensed consolidated financial statements included elsewhere in this document.

Reverse Stock Split

On August 16, 2016, at a special meeting of the stockholders of the Company, the stockholders approved an amendment to the Company’s Second Restated Certificate of Incorporation (i) to effect, at the discretion of the Company’s Board of Directors, a three hundred twenty five-to-one (325 to 1) reverse stock split of all of the outstanding shares of the Company’s common stock, par value $0.001 per share, and (ii) to set the number of the Company’s authorized shares of stock at 70,000,000 shares, consisting of 65,000,000 shares designated as common stock, par value $0.001 per share, and 5,000,000 shares designated as preferred stock, par value $0.001 per share. On September 1, 2016, the Company filed a Certificate of Amendment to the Company’s Second Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the approved amendment.

Pursuant to the amendment, an aggregate of 191.068 fractional shares resulting from the reverse stock split were not issued, but are being paid out in cash (without interest or deduction) in an amount equal to the number of shares exchanged into such fractional share multiplied by the average closing trading price of the Company’s common stock on the OTCQB for the five trading days immediately before the Certificate of Amendment effecting the reverse stock split was filed with the Delaware Secretary of State ($6.7899 per share, on a post reverse stock split basis) for a total of $1,298.

All share and per share amounts with respect to common stock presented herein have been retroactively restated to reflect the 325 to 1 reverse stock split as if it had been effected on the first day of the earliest period presented. Certain share amounts have been rounded to whole shares in the process of recording the effect of the reverse stock split.

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

Through the merger with Pier, the Company gained access to the 2007 License Agreement that Pier had entered into with the University of Illinois on October 10, 2007. The 2007 License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of sleep related breathing disorders (including sleep apnea), of which dronabinol is a specific example of one type of cannabinoid. Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Dronabinol is currently approved by the FDA and is sold generically for use in refractory chemotherapy-induced nausea and vomiting, as well as for anorexia in patients with AIDS. Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with OSA. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol. The 2007 License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment, and on June 27, 2014, the Company entered into the 2014 License Agreement with the University of Illinois, the material terms of which were similar to the 2007 License Agreement that had been terminated. If the Company is unable to comply with the terms of the 2014 License Agreement, such as an inability to make the payments required thereunder, the Company would be at risk of the 2014 License Agreement being terminated.

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

Series G 1.5% Convertible Preferred Stock

The Company accounted for the beneficial conversion features associated with the shares of Series G 1.5% Convertible Preferred Stock issued in 2014 in accordance with Accounting Standards Codification (“ASC”) 470-20, Accounting for Debt with Conversion and Other Options. The Company calculated a deemed dividend on the Series G 1.5% Convertible Preferred Stock of $8,376,719 in March 2014 and $1,673,127 in April 2014, which equaled the amount by which the estimated fair value of the common stock issuable upon conversion of the issued Series G 1.5% Convertible Preferred Stock exceeded the proceeds from such issuances. The deemed dividend on the Series G 1.5% Convertible Preferred Stock was amortized on the straight-line basis from the respective issuance dates through the earliest conversion date of June 16, 2014, in accordance with ASC 470-20. The difference between the amortization of the deemed dividend calculated based on the straight-line method and the effective yield method was not material.

On April 17, 2016, the remaining unconverted 259.7 shares of Series G 1.5% Convertible Preferred Stock outstanding (including accrued but unpaid dividends) were automatically and mandatorily redeemed by conversion into 242,173 newly issued shares of common stock at a conversion price of $1.07250 per share.

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

The closing market price of the Company’s common stock on the extension date of September 15, 2015 was $10.075 per share, as compared to the fixed conversion price of the convertible notes and the fixed exercise price of both the original warrants and the New Warrants of $11.375 per share. The Company accounted for the beneficial conversion features with respect to the extension of the convertible notes and the extension of the original warrants and the issuance of the New Warrants in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options.

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

During April and May 2016, the Company entered into Note Exchange Agreements with certain note holders, representing an aggregate of $303,500 of principal amount of the convertible notes (out of a total of $579,500 of original principal amount of the convertible notes payable). The Note Exchange Agreements were substantially similar, and provided for the note holders to exchange their notes, original warrants and New Warrants (collectively, the “Exchanged Securities”), plus cash, in exchange for shares of the Company’s common stock. In the aggregate, $344,483 of principal amount (which included accrued interest of $40,983) of the convertible notes, original warrants to purchase 26,681 shares of the Company’s common stock and New Warrants to purchase 14,259 shares of the Company’s common stock, plus an aggregate of $232,846 in cash, were exchanged for 101,508 shares of the Company’s common stock, with a total market value of $631,023 (average $6.2075 per share), which resulted in a credit to total stockholders’ equity of $577,329. All of the Exchanged Securities were cancelled as a result of the respective exchange transactions.

The Company reviewed the guidance in ASC 470-20-40-13 through 17, Recognition of Expense Upon Conversion, and in ASC 470-20-40-26, Induced Conversions. Pursuant to this accounting guidance, for those convertible note holders accepting the Company’s exchange offer, the Company evaluated the fair value of the incremental consideration paid to induce conversion of the convertible notes into equity (i.e., 30,284 shares of common stock), based on the closing market price of the Company’s common stock on the date of each transaction, and recorded a charge to operations of $188,274.

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

Unit Exchange Agreements

During April and May 2016, the Company entered into Unit Exchange Agreements with certain warrant holders. The Unit Exchange Agreements were substantially similar, and provided for the warrant holders to exchange (i) existing warrants to purchase an aggregate of 217,187 shares of the Company’s common stock (which were cancelled as a result of the respective exchange transactions), plus (ii) an aggregate of $529,394 in cash, in return for (i) an aggregate of 108,594 shares of the Company’s common stock, and (ii) new warrants to purchase an aggregate of 108,594 shares of the Company’s common stock. The new warrants have the same expiration date as the original warrants (September 30, 2020) and may be exercised for cash or on a cashless basis at $4.875 per share.

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

Stock options and warrants issued to non-employees as compensation for services to be provided to the Company or in settlement of debt are accounted for based upon the fair value of the services provided or the estimated fair value of the stock option or warrant, whichever can be more clearly determined. Management used the Black-Scholes option-pricing model to determine the fair value of the stock options and warrants issued by the Company. The Company recognizes this expense over the period in which the services are provided.

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

Results of Operations

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Grant revenues	$-	$-	$-	$86,916
Operating costs and expenses:
General and administrative	1,349,970	1,616,503	4,272,215	2,646,796
Research and development	899,543	405,742	2,743,599	1,118,875
Total operating costs and expenses	2,249,513	2,022,245	7,015,814	3,765,671
Loss from operations	(2,249,513)	(2,022,245)	(7,015,814)	(3,678,755)
Gain from settlement with former management	-	-	-	91,710
Gain from settlements with service providers	1,076	-	1,076	75,375
Fair value of inducement cost to effect exchange of convertible notes payable for common stock	-	-	(188,274)	-
Interest expense	(115,847)	(253,101)	(562,053)	(751,068)
Foreign currency transaction gain (loss)	(27,518)	11,618	(38,937)	21,426
Net loss	(2,391,802)	(2,263,728)	(7,804,002)	(4,241,312)
Adjustments related to Series G 1.5% Convertible Preferred Stock:
Dividend on Series G 1.5% Convertible Preferred Stock	-	(1,108)	(1,165)	(5,880)

Net loss attributable to common stockholders	$(2,391,802)	$(2,264,836)	$(7,805,167)	$(4,247,192)

Net loss per common share - basic and diluted	$(1.18)	$(1.69)	$(4.31)	$(3.94)

Weighted average common shares outstanding - basic and diluted	2,018,892	1,338,846	1,810,824	1,078,092

Three Months Ended September 30, 2016 and 2015

Revenues. During the three months ended September 30, 2016 and 2015, the Company had no research grant revenues.

General and Administrative. For the three months ended September 30, 2016, general and administrative expenses were $1,349,970, a decrease of $266,533, as compared to $1,616,503 for the three months ended September 30, 2015, primarily due to an decrease in stock-based compensation of $450,849, partially offset by an increase in salaries and employee benefits of $62,430, an increase in investor relation costs of $28,756, an increase in transfer agent costs of $22,185, and a credit during the three months ended September 30, 2015 for the reversal of previously over-accrued liabilities in the amount of $55,778.

Stock-based compensation costs included in general and administrative expenses were $837,630 for the three months ended September 30, 2016, as compared to $1,288,479 for the three months ended September 30, 2015, reflecting a decrease of $450,849. The decrease in stock-based compensation consists primarily of the immediate cost of fully vested options in the amount of $893,354 that were granted to the Company’s Chief Executive Officer upon his joining the Company on August 18, 2015, partially offset by the incremental amortization of costs relating to other stock options granted to members of management, the Company’s Board of Directors and to outside consultants on March 31, 2016. Salaries and employee benefits included in general and administrative expenses were $211,950 for the three months ended September 30, 2016, as compared to $149,520 for the three months ended September 30, 2015, reflecting an increase of $62,430. The net change in compensation reflects the Company’s shift in compensation philosophy for its officers beginning in August 2015 from entirely stock-based compensation to a combination of stock-based compensation and compensation payable in cash (subject to certain conditions), as well as a restructuring of and shift in the responsibilities of certain officers between corporate activities and research and development activities. Investor relations expenses included in general and administrative expenses were $37,926 for the three months ended September 30, 2016, as compared to $9,170 for the three months ended September 30, 2015, reflecting an increase of $28,756. Transfer agent fees included in general and administrative expenses were $26,880 for the three months ended September 30, 2016, as compared to $4,695 for the three months ended September 30, 2015, reflecting an increase of $22,185, due primarily to the reverse split of the Company’s common stock.

Research and Development. For the three months ended September 30, 2016, research and development expenses were $899,543, an increase of $493,801, as compared to $405,742 for the three months ended September 30, 2015. The increase in research and development expenses for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, is primarily a result of an increase in stock-based compensation of $223,075, an increase in salaries and employee benefits of $55,861, and an increase in contractual clinical research expenditures of $263,989, primarily related to the Company’s Phase 2A clinical trial of CX1739, offset by a decrease of $44,288 in patent related costs.

Stock-based compensation costs included in research and development expenses were $328,462 for the three months ended September 30, 2016, as compared to $105,387 for the three months ended September 30, 2015, reflecting an increase of $223,075. The increase in stock-based compensation reflects the amortization of costs relating to stock options granted to members of management and to outside consultants engaged in research and development activities. Salaries and employee benefits included in research and development expenses were $93,900 for the three months ended September 30, 2016, as compared to $38,039 for the three months ended September 30, 2015, reflecting an increase of $55,861. The net change in compensation reflects the Company’s shift in compensation philosophy for its officers beginning in August 2015 from entirely stock-based compensation to a combination of stock-based compensation and compensation payable in cash (subject to certain conditions), as well as a restructuring of and shift in the responsibilities of certain officers between corporate activities and research and development activities.

Contractual research expenditures included in research and development expenses were $321,911 for the three months ended September 30, 2016, as compared to $57,921 for the three months ended September 30, 2015, reflecting an increase of $263,990. The net change in contractual clinical research expenditures reflects the Company’s accelerating clinical trial program.

Gain from Settlements with Service Providers. During the three months ended September 30, 2016, the Company recorded a gain of $1,076 as a result of an agreement with a current service provider that resulted in the partial settlement of amounts owed to it by the Company. An obligation in the amount of $32,250 was settled by the issuance of stock options to purchase 7,222 shares of common stock (exercisable at the closing market price of the Company’s common stock on the date of issuance) valued pursuant to the Black-Scholes option-pricing model at $31,174.

Interest Expense. During the three months ended September 30, 2016, interest expense was $115,847 (which included $47,057 to related parties), a decrease of $137,254, as compared to $253,101 (which included $712 to related parties) for the three months ended September 30, 2015. The net decrease in interest expense of $137,254 consists of a decrease of $174,980 in the amortization of debt discounts and capitalized financing costs associated with the convertible note financing and subsequent extension, partially offset by an increase of $44,303 attributable to the fair value of fully vested warrants issued to the Company’s Chief Executive Officer and Chief Scientific Officer in connection with working capital loans made to the Company during the three months ended September 30, 2016. The amortization of debt discounts (including the beneficial conversion feature) and capitalized financing costs charged to interest expense during the three months ended September 30, 2016 aggregated $48,557, as compared to $223,537 during the three months ended September 30, 2015.

Foreign Currency Transaction Gain (Loss). Foreign currency transaction loss was $27,518 for the three months ended September 30, 2016, as compared to a foreign currency transaction gain of $11,618 for the three months ended September 30, 2015. The foreign currency transaction loss relates to the $399,774 loan from SY Corporation made in June 2012, which is denominated in the South Korean Won.

Net Loss. For the three months ended September 30, 2016, the Company incurred a net loss of $2,391,802, as compared to a net loss of $2,263,728 for the three months ended September 30, 2015.

Dividends on Series G 1.5% Convertible Preferred Stock. For the three months ended September 30, 2016, there were no dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014. For the three months ended September 30, 2015, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and April 17, 2014 closings were $1,108. The decrease in dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock of $1,108 is due to conversions of Series G 1.5% Convertible Preferred Stock into common stock that have occurred since issuance in 2014, including the automatic and mandatory conversion of all remaining unconverted shares on April 17, 2016.

Net Loss Attributable to Common Stockholders. For the three months ended September 30, 2016, the Company incurred a net loss attributable to common stockholders of $2,391,802, as compared to a net loss attributable to common stockholders of $2,264,836 for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 and 2015

Revenues. During the nine months ended September 30, 2016 and 2015, the Company had research grant revenues of $0 and $86,916, respectively. The research grant revenues during the nine months ended September 30, 2015 were related to a contract with the National Institute of Drug Abuse entered into on September 18, 2014 and completed in early 2015.

General and Administrative. For the nine months ended September 30, 2016, general and administrative expenses were $4,272,215, an increase of $1,625,419, as compared to $2,646,796 for the nine months ended September 30, 2015, primarily due to an increase in stock-based compensation of $1,094,669, an increase in salaries and employee benefits of $298,786, an increase in professional and consulting fees of $53,205, an increase in investor relation costs of $54,456, an increase in transfer agent costs of $22,701, and a credit during the three months ended September 30, 2015 for the reversal of previously over-accrued liabilities in the amount of $55,778.

Stock-based compensation costs included in general and administrative expenses were $2,821,748 for the nine months ended September 30, 2016, as compared to $1,727,079 for the nine months ended September 30, 2015, reflecting an increase of $1,094,669. The increase in stock-based compensation reflects the amortization of costs relating to stock options granted to members of management, the Company’s Board of Directors and to outside consultants. The immediate cost of fully vested options in the amount of $893,354 that were granted to the Company’s Chief Executive Officer upon his joining the Company on August 18, 2015 are included in general and administrative expenses for the nine months ended September 30, 2015. Salaries and employee benefits included in general and administrative expenses were $643,306 for the nine months ended September 30, 2016, as compared to $344,520 for the nine months ended September 30, 2015, reflecting an increase of $298,786. The net change reflects the Company’s shift in compensation philosophy for its officers beginning in August-2015 from entirely stock-based compensation to a combination of stock-based compensation and compensation payable in cash (subject to certain conditions), as well as a restructuring of and shift in the responsibilities of certain officers between corporate activities and research and development activities. Professional and other consulting fees included in general and administrative expenses were $566,771 for the nine months ended September 30, 2016, as compared to $513,566 for the nine months ended September 30, 2015, reflecting an increase of $53,205, due primarily to preparation of the Company’s proxy statement and planning for the Company’s special meeting of shareholders scheduled for August 16, 2016, and other investor and public relations costs.

Research and Development. For the nine months ended September 30, 2016, research and development expenses were $2,743,599, an increase of $1,624,724, as compared to $1,118,875 for the nine months ended September 30, 2015. The increase in research and development expenses for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, is primarily a result of an increase in stock-based compensation of $878,739, an increase in salaries and employee benefits of $180,997, and an increase in contractual clinical research expenditures of $578,467, primarily related to the Company’s Phase 2A clinical trial of CX 1739.

Stock-based compensation costs included in research and development expenses were $1,129,526 for the nine months ended September 30, 2016, as compared to $250,787 for the nine months ended September 30, 2015, reflecting an increase of $878,739. The increase in stock-based compensation reflects the amortization of costs relating to stock options granted to members of management and to outside consultants engaged in research and development activities. Salaries and employee benefits included in research and development expenses were $254,700 for the nine months ended September 30, 2016, as compared to $73,703 for the nine months ended September 30, 2015, reflecting an increase of $180,997. The net change reflects the Company’s shift in compensation philosophy for its officers beginning in August 2015 from entirely stock-based compensation to a combination of stock-based compensation and compensation payable in cash (subject to certain conditions), as well as a restructuring of and shift in the responsibilities of certain officers between corporate activities and research and development activities.

Contractual research expenditures included in research and development expenses were $902,901 for the nine months ended September 30, 2016, as compared to $324,434 for the nine months ended September 30, 2015, reflecting an increase of $578,467. The net change in contractual clinical research expenditures reflects the Company’s accelerating clinical trial program.

Gain from Settlement with Former Management. During the nine months ended September 30, 2015, the Company recorded a gain of $91,710 as a result of a settlement agreement with its former Vice President and Chief Financial Officer effective January 29, 2015, as amended on February 4, 2015, that resulted in the settlement of potential claims. In conjunction with such settlement agreement, the Company agreed to a total cash payment of $26,000 to be paid on or before June 30, 2015, and issued stock options to purchase 1,538 shares of common stock exercisable at $16.6400 per share (for the closing market price on the date of grant) for a period of five years. The stock options were valued pursuant to the Black-Scholes option-pricing model at $25,450. Effective January 29, 2015, the Company recorded a gain of $92,550 as a result of the settlement. On June 29, 2015, the agreement was further amended such that $3,000 of the remaining balance due was extended to September 30, 2015, with the remaining balance of $12,500 extended to December 31, 2015. The extended amounts bear interest at 10% per annum. Additionally, the Company issued stock options to purchase 154 shares of common stock exercisable at $5.8500 per share (the closing market price on the date of grant) for a period of five years. The stock options granted on June 29, 2015 were valued pursuant to the Black-Scholes option-pricing model at $840, which resulted in a loss of $840 being recorded in conjunction with the June 29, 2015 amendment.

Gain from Settlements with Service Providers. During the nine months ended September 30, 2016, the Company recorded a gain of $1,076 as a result of an agreement with a current service provider that resulted in the partial settlement of amounts owed to them by the Company. An obligation in the amount of $32,250 was settled by the issuance of stock options to purchase 7,222 shares of common stock (exercisable at the closing market price of the Company’s common stock on the date of issuance) valued pursuant to the Black-Scholes option-pricing model at $31,174.

During the nine months ended September 30, 2015, the Company recorded a gain of $75,375 as a result of agreements with four current professional service providers that resulted in the partial settlement of amounts owed to them by the Company. Obligations aggregating $916,827 were settled for $15,000 in cash, the issuance of a note payable of $59,763, the issuance of 27,890 shares of common stock valued at $158,625 ($5.6875 per share), and the issuance of stock options to purchase 97,288 shares of common stock (exercisable at the closing market price of the Company’s common stock on the date of issuance) valued pursuant to the Black-Scholes option-pricing model at $608,064.

Fair Value of Inducement Cost to Effect Exchange of Convertible Notes Payable for Common Stock. During April and May 2016, the Company entered into Note Exchange Agreements with certain note holders representing an aggregate of $303,500 of principal amount of the convertible notes payable (out of a total of $579,500 of original principal amount of the convertible notes payable. The Note Exchange Agreements provided for the note holders to exchange their notes, original warrants and New Warrants, plus cash, in exchange for shares of the Company’s common stock. In the aggregate, $344,483 (which included accrued interest of $40,983) of the convertible notes payable, original warrants to purchase 26,681 shares of the Company’s common stock and New Warrants to purchase 14,259 shares of the Company’s common stock, plus an aggregate of $232,846 in cash, were exchanged for 101,508 shares of the Company’s common stock, with a total market value of $631,023 (average $6.2075 per share). Accordingly, during the nine months ended September 30, 2016, the Company recorded a cost of $188,274, reflecting the fair value of the inducement to effect the exchange of a portion the convertible notes payable (together with original warrants, New Warrants and cash) for shares of the Company’s common stock.

Interest Expense. During the nine months ended September 30, 2016, interest expense was $562,053 (which included $148,046 to related parties), a decrease of $189,015, as compared to $751,068 (which included $877 to related parties) for the nine months ended September 30, 2015. The net decrease in interest expense of $189,015 consists of a decrease of $440,907 in the amortization of debt discounts and capitalized financing costs associated with the convertible note financing and subsequent extension, offset by an increase of $140,939 attributable to the fair value of fully vested warrants issued to the Company’s Chief Executive Officer and Chief Scientific Officer in connection with working capital loans made by them to the Company during the nine months ended September 30, 2016, and the write-off of unamortized discounts related to the conversion of notes payable aggregating $116,499 during the nine months ended September 30, 2016. The amortization of debt discounts (including the beneficial conversion feature) and capitalized financing costs charged to interest expense during the nine months ended September 30, 2016 aggregated $226,433, as compared to $667,340 during the nine months ended September 30, 2015.

Foreign Currency Transaction Gain (Loss). Foreign currency transaction loss was $38,937 for the nine months ended September 30, 2016, as compared to a foreign currency transaction gain of $21,426 for the nine months ended September 30, 2015. The foreign currency transaction gain relates to the $399,774 loan from SY Corporation made in June 2012, which is denominated in the South Korean Won.

Net Loss. For the nine months ended September 30, 2016, the Company incurred a net loss of $7,804,002, as compared to a net loss of $4,241,312 for the nine months ended September 30, 2015.

Dividends on Series G 1.5% Convertible Preferred Stock. For the nine months ended September 30, 2016, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings were $1,165. For the nine months ended September 30, 2015, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and April 17, 2014 closings were $5,880. The decrease in dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock of $3,607 is due to conversions of Series G 1.5% Convertible Preferred Stock into common stock that have occurred since issuance in 2014, including the automatic and mandatory conversion of all remaining unconverted shares on April 17, 2016.

Net Loss Attributable to Common Stockholders. For the nine months ended September 30, 2016, the Company incurred a net loss attributable to common stockholders of $7,805,167, as compared to a net loss attributable to common stockholders of $4,247,192 for the nine months ended September 30, 2015.

Liquidity and Capital Resources – September 30, 2016

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $7,804,002 for the nine months ended September 30, 2016 and $5,961,892 for the fiscal year ended December 31, 2015, and had negative operating cash flows of $1,212,331 for the nine months ended September 30, 2016 and $1,296,100 for the fiscal year ended December 31, 2015, had a stockholders’ deficiency of $4,846,319 at September 30, 2016, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2015, has expressed substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above).

At September 30, 2016, the Company had a working capital deficit of $4,889,965, as compared to a working capital deficit of $2,922,279 at December 31, 2015, reflecting an increase in the working capital deficit of $1,967,686 for the nine months ended September 30, 2016. The increase in the working capital deficit during the nine months ended September 30, 2016 is comprised of an increase in total current liabilities of $2,038,954, partially offset by an increase in current assets of $71,268. The increase in total current liabilities of $2,038,954 consists of a net increase in notes payable of $282,394, including an increase in notes payable to officers of $162,306, and an increase in accounts payable and accrued liabilities of $1,756,560, including an increase in accrued compensation of $927,300.

At September 30, 2016, the Company had cash aggregating $39,553, as compared to $53,199 at December 31, 2015, reflecting a decrease in cash of $13,646 during the nine months ended September 30, 2016.

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

At September 30, 2016, the Company had $276,000 principal amount of convertible notes payable outstanding (plus accrued interest of $54,528), which had matured and become due and payable on demand on September 15, 2016. During October 2016, holders of four Notes totaling $73,004, which included accrued interest of $12,004 at September 30, 2016, issued formal notices of default, and as a result, those four Notes were deemed to be in default under the terms of the Notes and began to accrue interest at the default rate of 12% per annum from the default date in accordance with the terms of the Notes. The Company is continuing efforts to satisfy these notes payable through the issuance of the Company’s securities, although there can be no assurances that the Company will be successful in this regard.

The Company is continuing efforts to raise additional capital in order to pay its liabilities, fund its business activities and underwrite its research and development programs. The Company regularly evaluates various measures to satisfy the Company’s liquidity needs, including the development of agreements with collaborative partners and, when necessary, the exchange or restructuring of the Company’s outstanding securities. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing and has recently utilized short-term borrowings from its Chief Executive Officer and its Chief Scientific Officer to fund operations, although there can be no assurances that such borrowings will continue to be available. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources on a timely basis, the Company may be forced to reduce or suspend operations indefinitely or to discontinue operations entirely and liquidate.

Operating Activities. For the nine months ended September 30, 2016, operating activities utilized cash of $1,212,331, as compared to utilizing cash of $792,414 for the nine months ended September 30, 2015, to support the Company’s ongoing operations and research and development activities.

Investing Activities. For the nine months ended September 30, 2016, the Company had no investing activities. For the nine months ended September 30, 2015, investing activities utilized cash of $2,497 for the acquisition of equipment.

Financing Activities. For the nine months ended September 30, 2016, financing activities generated cash of $1,198,685, consisting of $309,985 in proceeds from the common stock and warrant unit financing, $762,240 from the warrant exchange transactions, and $155,200 in proceeds from officer loans, less $27,442 principal paid on other short-term notes and $1,298 for the cash-in-lieu payments for fractional shares related to the 1 for 325 reverse stock split. For the nine months ended September 30, 2015, financing activities generated cash of $1,036,633, consisting of $939,710 in proceeds from the common stock and warrant unit financing, $210,000 in proceeds from the convertible note and warrant financing and $40,000 in proceeds from a note payable issued to the Company’s Chairman and Chief Executive Officer, offset by principal paid on other notes payable of $21,491, the payment of financing costs of $91,586 relating to various financings and the repayment of the $40,000 note payable from the Company’s Chairman and Chief Executive Officer.

Principal Commitments

Employment Agreements

 On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso, Ph.D., to be its new President and Chief Executive Officer. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Manuso received an annual base salary of $375,000. Dr. Manuso is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Manuso was granted stock options to acquire 261,789 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans in the discretion of the Board of Directors. Dr. Manuso is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as additional compensation for a term life insurance policy and disability insurance policy. Dr. Manuso is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Manuso is provided at Note 6 to the condensed consolidated financial statements included elsewhere in this document. Cash compensation accrued pursuant to this agreement totaled $46,910 for the three months and nine months ended September 30, 2015, and $103,650 and $317,700 for the three months and nine months ended September 30, 2016, respectively, which is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2016 and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Such amounts have not been paid to Dr. Manuso. Dr. Manuso was also appointed to the Company’s Board of Directors and elected as Vice Chairman of the Board of Directors. Dr. Manuso does not receive any additional compensation for serving as Vice Chairman and on the Board of Directors.

Dr. Manuso had also agreed to purchase newly issued securities of the Company in an amount of $250,000, which was accomplished by Dr. Manuso’s participation in the first closing of the unit offering of common stock and warrants on August 28, 2015.

On August 18, 2015, concurrently with the hiring of Dr. James S. Manuso as the Company’s new President and Chief Executive Officer, Dr. Arnold S. Lippa resigned as the Company’s President and Chief Executive Officer. Dr. Lippa continues to serve as the Company’s Executive Chairman and as a member of the Board of Directors. Also on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Lippa received an annual base salary of $300,000. Dr. Lippa is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 30,769 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Dr. Lippa is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Lippa is provided at Note 6 to the condensed consolidated financial statements included elsewhere in this document. Cash compensation accrued pursuant to this agreement totaled $38,039 for the three months and nine months ended September 30, 2015, and $93,900 and $254,700 for the three months and nine months ended September 30, 2016, respectively, which is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2016, and in research and development expenses in the Company’s condensed consolidated statement of operations. Cash compensation accrued to Dr. Lippa for bonuses and under a prior superseded arrangement, while still serving as the Company’s President and Chief Executive Officer, totaled $94,758 and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Such amounts have not been paid to Dr. Lippa. Dr. Lippa does not receive any additional compensation for serving as Executive Chairman and on the Board of Directors.

On August 18, 2015, the Company also entered into employment agreements with Jeff E. Margolis, in his continuing role as Vice President, Secretary and Treasurer, and Robert N. Weingarten, in his continuing role as Vice President and Chief Financial Officer. Pursuant to the agreements, which are for initial terms through September 30, 2016 (and which shall be deemed to be automatically extended upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Mr. Margolis and Mr. Weingarten each received an annual base salary of $195,000, and each is also eligible to receive performance-based annual bonus awards ranging from $65,000 to $125,000, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Mr. Margolis and Mr. Weingarten were each granted stock options to acquire 30,769 shares of common stock of the Company and both are eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Margolis and Mr. Weingarten are also each entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Both Mr. Margolis and Mr. Weingarten are also each entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Mr. Margolis and Mr. Weingarten is provided at Note 6 to the condensed consolidated financial statements included elsewhere in this document. Cash compensation accrued pursuant to these agreements totaled $51,240 ($25,620 each) for the three months and nine months ended September 30, 2015, and $108,300 ($54,150 each) and $324,900 ($162,450 each) for the three months and nine months ended September 30, 2016, respectively, which is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Cash compensation accrued to Mr. Margolis and Mr. Weingarten for bonuses and under prior superseded arrangements totaled $151,612 ($75,806 each) and is also included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2016, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Such amounts have not been paid to Mr. Margolis or Mr. Weingarten. Mr. Margolis and Mr. Weingarten also continue to serve as Directors of the Company, but do not receive any additional compensation for serving on the Board of Directors.

The employment agreements between the Company and each of Dr. Manuso, Dr. Lippa, Mr. Margolis and Mr. Weingarten, respectively, provided that the payment obligations associated with the first year base salary were to accrue, but no payments were to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, was received by the Company, at which time scheduled payments were to commence. As this financing milestone has not been achieved, Dr. Manuso, Dr. Lippa, Mr. Margolis and Mr. Weingarten (who are each also directors of the Company) have each agreed, effective as of August 11, 2016, to continue to defer the payment of such amounts indefinitely, until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis.

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

 The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015 and also requires the Company to pay the University of Illinois a license fee, royalties, patent costs and certain milestone payments. The 2014 License Agreement provides for various royalty payments by the Company, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty of $100,000 beginning in 2015, which is due and payable on December 31 of each year. The 2015 minimum annual royalty of $100,000 was paid as scheduled in December 2015, and the 2016 minimum annual royalty of $100,000 is payable in December 2016. In the year after the first application for market approval is submitted to the FDA and until approval is obtained, the minimum annual royalty payable by the Company will increase to $150,000. In the year after the first market approval is obtained from the FDA and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000.

The 2014 License Agreement also provides for certain one-time milestone payments by the Company. A payment of $75,000 is due within five days after any one of the following: (a) dosing of the first patient with a product in a Phase 2 human clinical study anywhere in the world that is not sponsored by the University of Illinois, (b) dosing of the first patient in a Phase 2 human clinical study anywhere in the world with a low dose of dronabinol, or (c) dosing of the first patient in a Phase 1 human clinical study anywhere in the world with a proprietary reformulation of dronabinol. A payment of $350,000 is due within five days after dosing of the first patient with a product in a Phase 3 human clinical trial anywhere in the world. A payment of $500,000 is due within five days after the first new drug application filing with the FDA or a foreign equivalent for a product. A payment of $1,000,000 is due within 12 months after the first commercial sale of a product.

During the three months and nine months ended September 30, 2016 and 2015, the Company recorded a charge to operations of $25,000 and $75,000, respectively, with respect to its 2016 and 2015 minimum annual royalty obligation, which is included in research and development expenses in the Company’s condensed consolidated statement of operations for the three months and nine months ended September 30, 2016 and 2015. If the Company is unable to make the 2016 minimum annual royalty payment of $100,000 in December 2016, such non-payment could result in the cancellation of the 2014 License Agreement.

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (approximately US$111,000), consisting of approximately CAD$85,000 (approximately US$65,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (approximately US$15,000). As of September 30, 2016, CAD$21,250 (approximately US$16,150) remained payable under this agreement and is included in accounts payable and accrued expenses in the Company’s condensed consolidated balance sheet at September 30, 2016. The conversion to US dollars above utilizes an exchange rate of US$0.76 for every CAD$1.00.

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

Duke University Clinical Trial Agreement

On January 27, 2015, the Company entered into a Clinical Study and Research Agreement (the “Agreement”) with Duke University to develop and conduct a protocol for a program of clinical study and research at a total cost of $50,579, which was completed in March 2015 and charged to research and development expenses during the three months ended March 31, 2015. On October 30, 2015, the Agreement was amended to provide for a Phase 2A clinical trial of CX1739 at a cost of $558,268. During March 2016, a Phase 2A clinical trial at Duke University School of Medicine was initiated, with the dosing portion of the clinical trial completed in June 2016 and the clinical trial formally completed on July 11, 2016. On July 28, 2016, the Agreement was further amended to reflect additional post-clinical trial costs of $120,059, increasing the total amount payable under the Agreement to $678,327. During the three months and nine months ended September 30, 2016, the Company recorded a charge to operations of $193,119 and $602,642, respectively, for research and development expenses with respect to work conducted pursuant to the amended Agreement. All of the services under the amended Agreement are expected to be incurred by December 31, 2016.

Sharp Clinical Services, Inc. Agreement

The Company has various agreements with Sharp Clinical Services, Inc. to provide packaging, labeling, distribution and analytical services that provide for aggregate payments of $16,843 through December 31, 2016.

Covance Laboratories Inc. Agreement

On October 26, 2016, the Company entered into a twelve month agreement with Covance Laboratories Inc. to provide compound testing and storage services with respect to CX1739, CX1866 and CX1929 at a total budgeted cost of $35,958.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2016. Amounts included in the 2016 column represent amounts contractually due at September 30, 2016 during the remainder of the 2016 fiscal year ending December 31, 2016.

		Payments Due By Year
	Total	2016	2017	2018	2019	2020
Research and development contracts	$52,801	$16,843	$35,958	$—	$—	$—
Clinical trial agreements (1)	26,773	26,773	—	—	—	—
License agreements	425,000	25,000	100,000	100,000	100,000	100,000
Employment and consulting agreements (2)	1,977,600	305,850	1,106,100	565,650	—	—
Total	$2,482,174	$376,466	$1,242,058	$665,650	$100,000	$100,000

(1) The amount presented is net of the remaining balance of an advance payment of $48,912 made on May 6, 2016, which has been reflected as advance payment on research contract in the Company’s condensed consolidated balance sheet at September 30, 2016.

(2) The payment of such amounts has been deferred indefinitely, as described above at “Employment Agreements”.

Off-Balance Sheet Arrangements

At September 30, 2016, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that the Company files with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures.

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

By letter dated February 5, 2016, the Company received a demand from a law firm representing a professional services vendor of the Company alleging that approximately $146,000 is due and owing for unpaid services rendered. This claim has been scheduled for arbitration on December 15, 2016.

By e-mail dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and owing for unpaid investment banking services rendered. The Company has been in discussions with this firm regarding this matter.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements at September 30, 2016 and December 31, 2015 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 16, 2016, at a special meeting of the stockholders of the Company, the stockholders approved an amendment to the Company’s Second Restated Certificate of Incorporation (i) to effect, at the discretion of the Company’s Board of Directors, a three hundred twenty five-to-one (325 to 1) reverse stock split of all of the outstanding shares of the Company’s common stock, par value $0.001 per share, and (ii) to set the number of the Company’s authorized shares of stock at 70,000,000 shares, consisting of 65,000,000 shares designated as common stock, par value $0.001 per share, and 5,000,000 shares designated as preferred stock, par value $0.001 per share. On September 1, 2016, the Company filed a Certificate of Amendment to the Company’s Second Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the approved amendment.

Pursuant to the amendment, an aggregate of 191.068 fractional shares resulting from the reverse stock split were not issued, but are being paid out in cash (without interest or deduction) in an amount equal to the number of shares exchanged into such fractional share multiplied by the average closing trading price of the Company’s common stock on the OTCQB for the five trading days immediately before the Certificate of Amendment effecting the reverse stock split was filed with the Delaware Secretary of State ($6.7899 per share, on a post reverse stock split basis) for a total of $1,298.

On September 2, 2016, the Company issued a stock option to purchase 7,222 shares of its common stock in partial payment of consulting fees to one of its professional service providers. The stock option was fully vested on the date of grant and will expire on September 2, 2021. The exercise price of the stock option was established on the grant date at $4.50 per share, which was the closing market price of the Company’s common stock on the date of grant. The aggregate grant date fair value of the stock option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,174. The issuance of the stock option resulted in a gain to the Company of $1,076 during the three months and nine months ended September 30, 2016.

On September 12, 2016, the Company entered into an agreement for consulting services, which provided for the payment of a fee through the granting of a non-qualified stock option to purchase a total of 2,608 shares of common stock pursuant to the Company’s 2015 Plan. The stock option was fully vested on the date of grant and will expire on September 12, 2021. The exercise price of the stock option was established on the grant date at $5.7500 per share, which was the closing market price of the Company’s common stock on the date of grant. The aggregate grant date fair value of the stock option, calculated pursuant to the Black-Scholes option-pricing model, was $14,384, which was charged to operations on the date of grant.

On September 22, 2016, Dr. James S. Manuso, the Company’s Chief Executive Officer and Vice Chairman of the Board of Directors, advanced $25,000 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. The note was secured by the assets of the Company. During the three months and nine months ended September 30, 2016, $55 was charged to interest expense with respect to the note. In connection with the loan, Dr. Manuso was issued a fully vested warrant to purchase 5,000 shares of the Company’s common stock at an exercise price of $5.0000 per share, which was the closing market price of the Company’s common stock on the date of grant. The warrant expires on September 22, 2019 and may be exercised on a cashless basis. The aggregate grant date fair value of the warrant, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $22,151, and was charged to interest expense as additional consideration for the loan during the three months and nine months ended September 30, 2016.

On September 23, 2016, Dr. Arnold S. Lippa, the Company’s Chief Scientific Officer and Chairman of the Board of Directors, advanced $25,000 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. The note was secured by the assets of the Company. During the three months and nine months ended September 30, 2016, $48 was charged to interest expense with respect to the note. In connection with the loan, Dr. Lippa was issued a fully vested warrant to purchase 5,155 shares of the Company’s common stock at an exercise price of $4.8500 per share, which was the closing market price of the Company’s common stock on the date of grant. The warrant expires on September 23, 2019 and may be exercised on a cashless basis. The aggregate grant date fair value of the warrant, as calculated pursuant to the Black-Scholes option pricing model, was determined to be $22,152, and was charged to interest expense as additional consideration for the loan during the three months and nine months ended September 30, 2016.

The securities issued in each of the above transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, because none of such transactions involved a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“SY Corporation”), an approximately 20% common stockholder of the Company at that time. SY Corporation was a significant stockholder and a related party at the time of the transaction, but has not been a significant stockholder or related party of the Company subsequent to December 31, 2015. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in default, although SY Corporation has not issued a notice of default or a demand for repayment. The Company believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company is continuing efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation.

Note payable to SY Corporation consists of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	207,270	171,257
Foreign currency transaction adjustment	1,956	(9,463)
	$636,518	$561,568

Interest expense with respect to this promissory note was $12,092 and $12,260 for the three months ended September 30, 2016 and 2015, respectively, and $36,013 and $36,379 for the nine months ended September 30, 2016 and 2015, respectively.

Default on Convertible Notes Payable

On September 15, 2016, the remaining outstanding Notes previously issued by the Company on November 5, 2014, December 9, 2014, December 31, 2014, and February 2, 2015, matured and the principal and accrued interest under those remaining Notes became due and payable upon demand. At the September 15, 2016 maturity date, Notes totaling $329,261, which included accrued interest of $53,261, became due and payable upon demand. During October 2016, holders of four Notes totaling $73,004, which included accrued interest of $12,004 at September 30, 2016, issued formal notices of default, and as a result, those four Notes were deemed to be in default under the terms of the Notes and began to accrue interest at the default rate of 12% per annum from the default date in accordance with the terms of the Notes.

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

RESPIRERX PHARMACEUTICALS INC.
(Registrant)

Date: November 14, 2016	By:	/s/ JAMES S. MANUSO
James S. Manuso
President and Chief Executive Officer

Date: November 14, 2016	By:	/s/ ROBERT N. WEINGARTEN
Robert N. Weingarten
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

3.1	Third Certificate of Amendment of Second Restated Certificate of Incorporation of RespireRx Pharmaceuticals Inc., previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 1, 2016, and incorporated herein by reference.

10.1	Form of Demand Promissory Note, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 29, 2016, and incorporated herein by reference.

10.2	Form of Warrant, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 29, 2016, and incorporated herein by reference.

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed.”

