Form 10-K
period 2016-12-31
RespireRx Pharmaceuticals Inc.
filed 2017-03-31
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES [  ] NO [X]

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2016 was approximately $8,234,000 (based on the closing sale price of the common stock as reported by the OTC QB) on June 30, 2016.

As of March 27, 2017, there were 2,169,045 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

In this Annual Report on Form 10-K, the terms “RespireRx,” the “Company,” “we,” “us” and “our” refer to RespireRx Pharmaceuticals Inc. (f/k/a Cortex Pharmaceuticals, Inc.), a Delaware corporation, and, unless the context indicates otherwise, its consolidated subsidiaries.

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These might include statements regarding the Company’s future plans, targets, estimates, assumptions, financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about research and development efforts, including, but not limited to, preclinical and clinical research design, execution, timing, costs and results, future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements.

In some cases, forward-looking statements may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “contemplates,” “targets,” “continues,” “budgets,” “may,” and similar expressions include, but are not limited to, statements regarding (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of the Company’s proposed products, and (iv) the need for, and availability of, additional financing.

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

For more information about the risks and uncertainties the Company faces, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

PART I

Item 1. Business

Since its formation in 1987, the Company has engaged in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. In 2011, however, we conducted a re-evaluation of our strategic focus and determined that clinical development in the area of respiratory disorders, particularly sleep apneas and respiratory depression produced by drugs and neural damage, provided the most cost-effective opportunities for potential rapid development and commercialization of our compounds. As a result of our scientific discoveries and the acquisition of strategic, exclusive license agreements, we believe we are now a leader in the discovery and development of innovative pharmaceuticals for the treatment of respiratory disorders.

Saying that there exists an unmet need for new drug treatments for breathing disorders is an understatement. According to a study commissioned by the American Academy of Sleep Medicine, published in August 2016 (“AASM Commissioned Study”), there are approximately 29.4 million adults with obstructive sleep apnea, of which 5.9 million are diagnosed. Sleep apnea places a considerable burden on society and the health care system because of its association with co-morbidities and adverse events ranging from loss of productivity to increased risk of cardiopulmonary illness and related death. According to the AASM Commissioned Study, the estimated overall cost of obstructive sleep apnea in the United States in 2015 was $162 billion, of which $12.4 billion relates to the diagnosed/treated population and the balance to the undiagnosed population. No drugs currently are approved for the treatment of sleep apnea.

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

Although opioid antagonists such as naloxone (Narcan) and nalmefene (Revex) can reverse respiratory depression associated with opioids, they have several major shortcomings. First and foremost, these opioid antagonists do not reverse the respiratory depression produced by other classes of drugs often given/taken either alone or in combination with opioids. Second, while these drugs reverse the serious side effects of the opioids, they also dramatically reduce their analgesic effectiveness. Third, the side effects of opioid antagonists are themselves serious and include seizures, agitation, convulsions, tachycardia, hypotension, nausea, and vomiting.

Furthermore, respiratory depression can arise as a result of a number of other illnesses that involve neural and muscular disorders. For example, certain spinal injuries can interfere with normal neural communication between the brain and the lungs resulting in reduced respiratory capacity. Pompe Disease is an autosomal, recessive, metabolic disorder that damages muscle and nerve cells throughout the body. One of the first symptoms is a progressive decrease in the strength of muscles such as the diaphragm and other muscles required for breathing and respiratory failure is the most common cause of death. In both of these indications, symptomatic treatment for the respiratory depression is severely lacking.

Accordingly, there is a considerable need for pharmaco-therapeutic agents to (i) treat sleep apnea, (ii) prevent and reverse the respiratory depression produced by different classes of drugs, and (iii) relieve the respiratory depression produced in a number of neurological indications, such as Pompe Disease and spinal injury. The Company currently has two drug platforms, each with a clinical stage compound directed at these needs.

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

The most common type of sleep apnea is obstructive sleep apnea (“OSA”), which occurs by narrowing or collapse of the pharyngeal airway during sleep. There is currently no approved pharmacotherapy, and the most common treatment is to use continuous positive airway pressure (“CPAP”) delivered via a nasal or full-face mask, as long as patients are able to tolerate the treatment. We believe that patient compliance with CPAP devices is extremely low. Alternative treatments include surgical intervention, dental appliances, hypoglossal nerve stimulation (via surgical implant) and other physical interventions. Given the large patient population and a lack of suitable treatment options, there is a very large opportunity for pharmacotherapy to treat this disorder.

Central sleep apnea (“CSA”), a less frequently diagnosed type of sleep apnea, is caused by alterations in the brain mechanisms responsible for maintaining normal respiratory drive. CSA is most frequently observed in patients taking chronic opioids and in heart failure patients, and is a major correlate for mortality in these patients. There are no therapeutic options for patients with CSA; CPAP is contra-indicated for the treatment of CSA and no drugs are currently approved for this indication.

In addition, many patients present with a pattern of sleep apnea that has both obstructive and central components.

Drug-induced Respiratory Depression

Drug-induced respiratory depression (“RD”) is a life-threatening condition caused by a variety of depressant drugs, including analgesic, hypnotic, and anesthesia medications. We believe that RD is a leading cause of death from the overdose of some classes of abused drugs, yet it also arises during normal, physician-supervised procedures such as surgical anesthesia and post-operative pain management. For example, in the hospital setting, anesthetics such as propofol are well known for their propensity to produce RD, particularly when combined with opioids. According to data from the National Center for Health Statistics, 48 million surgical inpatient procedures were performed in the United States in 2009. It is notable that, according to the HealthGrades Inc. Patient Safety in American Hospitals Study released in 2011, post-operative respiratory failure produces the third highest number of patient safety events, the fourth highest mortality rate, and the second largest overall excess cost to the Medicare system, when compared to other patient safety indicators. The Company believes that, in these patients, the major risk factor for the appearance of RD is a history of sleep apnea.

In the hospital setting, one of the most serious complications of patient-controlled analgesia is RD and, despite nurses’ vigilance, adverse events associated with opioids continue to increase. Drug-induced RD is associated with a high mortality rate relative to other adverse drug events. In post-surgical patients taking opioids for pain management, sleep apnea is a major risk factor for the occurrence of RD. If patients with sleep apnea are receiving combination therapies, they are at even higher risk for complications and extended hospital stays.

Outside the hospital, the primary risk factor for RD is the use of a single opioid in large doses or concomitant use of opioids and sedative agents. Whether due to normal outpatient pain management, or as a result of substance abuse, RD has been reported to be the leading cause of death from drug overdose, with the drug overdose death rate tripling since 1991. In patients chronically consuming opioids, CSA is a major correlate for overdose and most likely represents an early and sensitive form of opioid induced RD. In 2011, the Centers for Disease Control and Prevention reported that approximately 15,000 people die every year as a result of overdoses involving prescription painkillers. Oxycodone and fentanyl have been reported to be the two most frequently reported drugs associated with death and serious nonfatal outcomes from 1998 to 2005, exceeding the number of deaths from heroin and cocaine combined. Opioid use has increased significantly along with a dramatic increase in unintentional poisoning deaths from opioids. Unintentional deaths from opioids are not only related to diversion for nonmedical use and misuse by patients, but by prescriber’s error as well.

Drug Abuse

On January 19, 2016, the Company announced that that it had reached an agreement with the Medications Development Program of the National Institute of Drug Abuse (“NIDA”) to conduct research on the Company’s ampakine compounds CX717 and CX1739. The agreement was entered into as of October 19, 2015, and on January 14, 2016, the Company and NIDA approved the proposed protocols, allowing research activities to commence. NIDA is evaluating the compounds using pharmacologic, pharmacokinetic and toxicologic protocols to determine the potential effectiveness of the ampakines for the treatment of drug abuse and addiction. The Company retains all intellectual property as well as proprietary and commercialization rights to the Company’s compounds. Initial studies focus on cocaine and methamphetamine addiction and abuse, and are contracted to outside testing facilities and/or government laboratories, with all costs paid by NIDA. In experiments conducted by NIDA, CX717 antagonized the stimulatory effects of methamphetamine. NIDA is in the process of testing CX717 on the interoceptive effects (determinants of additions liability) of both cocaine and methamphetamine in models of drug discrimination in rats.

Cannabinoids

In order to expand the Company’s respiratory disorders program, on August 10, 2012, pursuant to an Agreement and Plan of Merger by and among Pier Pharmaceuticals Inc. (“Pier”), a privately-held Delaware corporation, Pier Acquisition Corp. (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of the Company, and the Company, Merger Sub merged with and into Pier (the “Merger”) and Pier became a wholly-owned subsidiary of the Company. Pier had been formed in June 2007 (under the name SteadySleep Rx Co.) as a clinical stage pharmaceutical company to develop a pharmacologic treatment for OSA and had been engaged in research and clinical development activities since formation.

Through the Merger, the Company gained access to an Exclusive License Agreement, as amended (the “Old License Agreement”), that Pier had entered into with the University of Illinois on October 10, 2007. The Old License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of sleep related breathing disorders (including sleep apnea), of which dronabinol is a specific example of one type of cannabinoid. Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Dronabinol is currently approved by the U. S. Food and Drug Administration (“FDA”) and is sold generically for use in refractory chemotherapy-induced nausea and vomiting, as well as for anorexia in patients with AIDS.

The Old License Agreement was terminated on March 21, 2013 due to the Company’s failure to make a required payment. However, on June 27, 2014, the Company entered into a new license agreement with the Board of Trustees of the University of Illinois (the “2014 License Agreement”). In exchange for certain milestone and royalty payments, patent costs and license fees, the 2014 License Agreement grants the Company: (i) exclusive rights to several issued and pending patents, and (ii) the non-exclusive right to certain technical information that is generated by the University of Illinois in connection with certain clinical trials as specified in the 2014 License Agreement, all of which relate to the use of cannabinoids for the treatment of sleep related breathing disorders. The Company is developing dronabinol for the treatment of OSA, the most common form of sleep apnea.

Prior to the merger, the Company conducted a 21 day, randomized, double-blind, placebo-controlled, dose escalation Phase 2 clinical study in 22 patients with OSA, in which dronabinol produced a statistically significant reduction in the Apnea-Hypopnea Index (AHI), the primary therapeutic end-point, and was observed to be safe and well tolerated.

On December 23, 2016, the Company announced positive results of the potentially pivotal, PACE (Pharmacotherapy of Apnea by Cannabimimetic Enhancement) Phase 2B OSA clinical trial, that was fully funded by the National Institutes of Health and conducted by Dr. David Carley and colleagues at the University of Illinois at Chicago and Northwestern University. In the PACE trial, dronabinol significantly improved the primary outcome measures of Apnea Hypopnea Index (“AHI”), daytime sleepiness as measured by the Epworth Sleepiness Scale (“ESS”), and overall patient satisfaction as measured by the Treatment Satisfaction Questionnaire for Medications (“TSQM”).

In a dose dependent fashion, treatment with 2.5 mg and 10 mg dronabinol once a day at night significantly reduced the Apnea Hypopnea Index (“AHI”), a measure of breathing abnormalities during sleep, in 56 patients with moderate to severe OSA who completed the study. Of these, 17 received placebo, 19 received the 2.5 mg dose and 20 received the 10 mg dose. Compared to average baseline AHI values of 26 + 12, six weeks of dronabinol administration to moderate to severe OSA patients reduced AHI values, compared to placebo, by 9.7 + 4 for the 2.5 mg dose and 13.2 + 4 for the 10 mg dose (p = 0.02 and p = 0.001, respectively, compared to control). Furthermore, treatment with 10 mg dronabinol significantly improved daytime sleepiness as measured by the ESS (p = 0.0001, compared to placebo) and achieved the greatest overall patient satisfaction with treatment (p = 0.02) as measured by the TSQM.

Dronabinol is a Schedule III, controlled generic drug with a relatively low abuse potential that is approved by the FDA for the treatment of AIDS related anorexia and chemotherapy induced emesis. The use of dronabinol for the treatment of OSA is a novel indication for an already approved drug and, as such, the Company expects that FDA approval of a 505(b)(2) application will be required.

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

The early ampakines discovered by the Company, Eli Lilly and Company, and others were ultimately abandoned due to the presence of undesirable side effects, particularly convulsive activity. Subsequently, Company scientists discovered a new, chemically distinct series of molecules termed “low impact” as opposed to the “high impact” designation given to the earlier compounds. While these low impact compounds share many pharmacological properties with the high impact compounds, they do not produce convulsive effects in animals. These low impact compounds do not bind to the same molecular site as the high impact compounds and, as a result, do not produce the undesirable electrophysiological and biochemical effects that lead to convulsive activity.

The Company owns patents and patent applications for certain families of chemical compounds that claim the chemical structures, their actions as ampakines and their use in the treatment of various disorders. Patents claiming a family of chemical structures, including CX1739 and CX1942, as well as their use in the treatment of various disorders, extend through at least 2028. Additional patents claiming a family of chemical structures, including CX717, as well as their use in the treatment of various disorders, expire in 2017 in the U.S. and in 2018 internationally.

In order to broaden the use of the Company’s ampakine technology into the area of respiratory disorders, on May 8, 2007, the Company entered into a license agreement, as subsequently amended, with the University of Alberta granting the Company exclusive rights to practice patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders, including drug induced respiratory depression. These patents extend through at least 2028 and, along with the Company’s own patents claiming chemical structures, comprise the Company’s principal intellectual property supporting the Company’s research and clinical development program in the use of ampakines for the treatment of respiratory disorders.

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

Despite the impending loss in 2017 and 2018, respectively, of U.S. patents and international patents claiming composition-of-matter and certain non-respiratory uses for CX717, the Company believes that CX717 stills retains considerable value as a potential, commercial product, for the following reasons. The Company owns or controls patents claiming the use of CX717 for the treatment of various respiratory disorders that are in effect in the United States and elsewhere at least through 2028, and additional method of treatment patents are planned and are being prepared. Long term preclinical safety studies have been completed and are sufficient to support chronic dosing of CX717 in humans for six months. In nine Phase 1 and Phase 2 clinical studies, CX717 was safe and well tolerated. CX717 has demonstrated the ability to antagonize the respiratory effects of fentanyl, a potent opioid, in two clinical trials, demonstrating target site engagement as well as proof of principle. Promising results also have been observed in clinical trials of attention deficit hyperactivity disorder and cognition. Finally, while CX717 was put on temporary clinical hold by the FDA due to potential neurotoxicity, this hold was completely removed and the Company was allowed to re-initiate clinical trials. This lifting of the clinical hold resulted from the Company obtaining what it believes to be conclusive data showing that the presumed neurotoxicity (i.e., appearance of vacuoles in certain brain regions) observed after administration of very high doses of CX717 results from a post-mortem artifact due to the interaction of CX717 with formaldehyde, the chemical agent used to fix the brain tissue. The Company is preparing this data for publication in a peer-reviewed journal and intends to submit a new Investigational New Drug (“IND”) application to the FDA in the second half of 2017.

In several Phase 1 clinical studies, the Company’s present lead ampakine, CX1739, has demonstrated good safety and tolerability after single doses up to 1200 mg for seven days, as well as two doses per day of 600 mg each for ten days. Pharmacokinetic results to date from the volunteers who have taken CX1739 show that drug absorption over the range of 50 mg to 1200 mg was linear and predictable, with an approximate half-life of 8 hours.

The Company filed an IND with the FDA in September 2015 to conduct a randomized, double-blind, placebo-controlled, crossover, Phase 2A study of CX1739 (300 mg) versus placebo, followed by dose escalation of CX1739 to 600 and 900 mg, with open-label administration of the IV opioid remifentanil in approximately 18 healthy subjects to assess the ability of CX1739 to antagonize the respiratory depressive effect of remifentanil without altering the analgesic effect of the opioid. The clinical protocol was designed to evaluate the safety and efficacy of CX1739 to antagonize respiratory depression in two models of opioid use and abuse. During REMI-INFUSION, a model of chronic (steady state) opioid use, respiration, pain, pulmometry, and safety were measured during a 30-minute intravenous infusion of remifentanil that produced stable blood levels. During REMI-BOLUS, a model of acute, intravenous opioid overdose, a single, intravenous bolus injection of remifentanil was administered at a dose calculated to achieve significant respiratory depression.

On each study day, REMI-BOLUS was initiated with an intravenous, bolus injection of remifentanil 3 hours after subjects received either placebo or CX1739. Respiration was measured for 20 minutes and then compared to the baseline respiration recorded 5 minutes prior to the bolus injection. REMI-INFUSION was initiated 3.5 hours after placebo or CX1739, with an intravenous infusion protocol designed to maintain stable remifentanil blood levels and calculated to produce approximately 50% respiratory depression. The ClinicalTrials.gov identifier is NCT02735629.

The commencement of this clinical trial was subject to the resolution of two deficiencies raised by the FDA in its clinical hold letter issued in November 2015, which were satisfactorily resolved in early 2016. As a result, the FDA removed the clinical hold on the Company’s IND for CX1739 on February 25, 2016, thus allowing for the initiation of the clinical trial. In March 2016, upon Institutional Review Board (“IRB”) approval, the trial was initiated at the Duke Clinical Research Unit (“DCRU”), Duke University Medical Center (“DUMC”), Durham NC. The dosing and data acquisition phase of the clinical trial was completed in June 2016 and the clinical trial was formally completed on July 11, 2016.

On September 12, 2016, the Company announced preliminary top-line analysis of safety and efficacy data from this clinical trial. On October 3, 2016, the Company discovered an error in the preliminary data reported to it and accordingly, on October 4, 2016, the Company issued a press release retracting the efficacy data contained in the September 12, 2016 press release. On December 15, 2016, the Company announced the corrected results of the trial, and presented the re-analyzed data, as follows.

During REMI-INFUSION, the model of chronic opioid use, CX1739 antagonized the respiratory rate depression produced by remifentanil, with statistically significant effects observed at 300 mg (p<.005) and 900 mg (p<.001). The antagonism produced by the 600 mg dose did not achieve statistical significance. This lack of a linear, dose response effect is not unusual in early stage clinical trials. During this period, CX1739 did not alter the analgesic and sedative effects of remifentanil. During REMI-BOLUS, the model of IV opioid overdose, CX1739 treatment did not prevent respiratory depression, or improve time to recovery at any of the doses tested.

Overall, CX1739 was found to be safe and well tolerated, both prior to and during administration of remifentanil. Treatment-related adverse events (“AEs”) for the various doses of CX1739 were mild, with an incidence comparable to that reported for placebo. The great majority of AEs occurred after remifentanil administration, including nausea and vomiting, which are common side effects associated with opioid administration.

In addition to CX1739, the Company is developing CX1942, a soluble ampakine, as an injectable formulation in a hospital or surgical setting to be used in conjunction with opioids and anesthetics either during or after surgery. Animal studies conducted in collaboration with investigators at the University of Florida and funded by a Small Business Innovation Research (“SBIR”) contract from the National Institute of Drug Abuse have indicated that CX1942 injected intravenously, intramuscularly or subcutaneously can reverse the respiratory depression produced by fentanyl. Such data will be used to develop an injectable formulation with the flexibility to be administered via different routes.

As part of its preclinical research program, the Company, through Dr. John Greer, Chairman of the RespireRx Scientific Advisory Board, has engaged in research collaborations with a number of academic institutions. As part of its collaborative program with Dr. David Fuller of the University of Florida, studies with RespireRx’s ampakines have determined that these compounds improve breathing in animal models of spinal cord injury and Pompe Disease. Based on these encouraging preclinical results, the Company has begun planning, in conjunction with the Miami Project at the University of Miami and the University of Florida, to conduct clinical trials investigating the ability of CX717 and/or CX1739 to improve breathing in patients with spinal cord injury.

Development Goals

To achieve our short-and long-term development goals, as well as to provide for our day-to-day operations, we will need additional capital, the availability of which is subject to uncertainly. Should sufficient financing be available, the Company’s short-term development goals consist of the following:

1.	Upon issuance of the final clinical report of the PACE dronabinol study, the Company intends to have a pre-IND meeting with the FDA in order to identify a Phase 3 plan for the commercial development of dronabinol for the treatment of OSA, which also may include the entering into a Special Protocol Assessment, a request for fast-track status and/or a request for breakthrough status.

2.	The Company intends to have a pre-IND meeting with the FDA in order to initiate a multi-center clinical trial investigating the ability of CX717 and/or CX1739 to improve breathing in patients with spinal cord injury. Assuming, and upon, FDA allowance and appropriate approvals by institutional review boards, we intend to have this study conducted at the University of Miami, the University of Florida, the Detroit Medical Center and the Detroit Veterans Administration Hospital.

3.	Upon issuance of the final clinical report of the CX1739 Phase 2A trial, the Company intends to seek FDA allowance to conduct a Phase 2 clinical trial investigating the safety and efficacy of CX1739 in patients who are on a chronic opioid regimen.

The Company believes that these goals can be achieved in a timely and cost-effective manner. To meaningfully advance any of the above goals, however, the Company must secure sufficient additional financing. No assurance can be provided that sufficient financing will be obtained.

The Company’s longer term goals include the execution of a Phase 3 clinical trial program for dronabinol for OSA and the initiation of the Phase 2 clinical trial to determine the safety of CX1739 and its ability reduce symptoms of respiratory depression in patients who are on a chronic opioid regimen. Currently, the Company does not have sufficient financing resources to pursue these long term goals, and can provide no assurance that available sources of financing or a strategic partner will be secured to enable the Company to pursue or achieve these goals.

Our ability to meet our short- and long-term goals will depend on our ability to secure financing or a strategic partner. The Company believes that successful commercial implementation of these goals will require strategic partnership, which is not currently in place and for which no assurance can be provided.

See Item 1A, Risk Factors, “We will need additional capital in the near term and the future and, if such capital is not available on terms acceptable to us or available to us at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.”

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

The process of developing drug candidates normally begins with a discovery process of potential candidates that are then initially tested in in vitro and in vivo non-human animal (preclinical) studies which include, but are not limited to toxicity and other safety related studies, pharmacokinetics, pharmacodynamics and ADME (absorption, distribution, metabolism, excretion). Once sufficient preclinical data are obtained, a company must submit an IND and receive authorization from the FDA in order to begin clinical trials in the United States. Successful drug candidates then move into human studies that are characterized generally as Phase 1, Phase 2 and Phase 3. Phase 1 studies seeking safety and other data normally utilize healthy volunteers. Phase 2 studies utilize one or more prospective patient populations and are designed to establish safety and preliminary measures of efficacy. Sometimes studies may be referred to as Phase 2A and 2B depending on the size of the patient population. Phase 3 studies are large trials in the targeted patient population, performed in multiple centers, often for longer periods of time and are designed to establish statistically significant efficacy as well as safety in the larger population. Most often the FDA and similar regulatory agencies in other countries require two confirmatory Phase 3 or pivotal studies. Upon completion of both the preclinical and clinical phases, an NDA (New Drug Application) is filed with the FDA or a similar filing is made to the regulatory authority in other countries. NDA filings are extensive and include the data from all prior studies. These filings are reviewed by the FDA and, only if approved, may the company or its partners commence marketing of the new drug in the United States.

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

As of yet, we have not obtained any approvals to market our products. Further, we cannot assure you that the FDA or other regulatory agency will grant us approval for any of our products on a timely basis, if at all. Even if regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems may result in restrictions on marketing or withdrawal of the product from the market. See “Risk Factors – Risks related to our business.

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

Employees

As of December 31, 2016 and as of the date of filing of this Annual Report on Form 10-K, the Company employed five people and four people, respectively (all officers), two of whom were full time. The Company also engages certain contractors who provide substantial services to the Company. In February 2017, one employee (officer), the Company’s Chief Financial Officer resigned, and his responsibilities were subsequently assigned to one of the remaining officers.

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

Under such license agreements, the Company was required to make minimum annual royalty payments of approximately $70,000. The Company was also required to spend a minimum of $250,000 per year to advance the ampakine compounds until the Company began to market an ampakine compound. At December 31, 2012, the Company was not in compliance with its minimum annual payment obligations and believed that this default constituted a termination of the license agreements. On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at December 31, 2016 and 2015.

University of Alberta License Agreement and Research Agreement

On May 8, 2007, the Company entered into a license agreement, as subsequently amended, with the University of Alberta granting the Company exclusive rights to practice patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. The Company agreed to pay the University of Alberta a licensing fee and a patent issuance fee, which were paid, and prospective payments consisting of a royalty on net sales, sublicense fee payments, maintenance payments and milestone payments. The prospective maintenance payments commence on the enrollment of the first patient into the first Phase 2B clinical trial and increase upon the successful completion of the Phase 2B clinical trial. As the Company does not at this time anticipate scheduling a Phase 2B clinical trial in the near term, no maintenance payments to the University of Alberta are currently due and payable, nor are any expected to be due in the near future.

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompé Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (approximately US$108,000), consisting of approximately CAD$85,000 (approximately US$63,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (approximately US$15,000). All but approximately US$16,000 of the total consideration has already been paid directly or in-kind. The conversion to U.S. dollars above utilizes an exchange rate of approximately US$0.76 for every CAD$1.00.

The University of Alberta has received matching funds through a grant from the Canadian Institutes of Health Research in support of the research. The Company retains the rights to research results and any patentable intellectual property generated by the research. Dr. John Greer, Ph.D., Chairman of the Company’s Scientific Advisory Board and faculty member of the Department of Physiology, Perinatal Research Centre, and Women & Children’s Health Research Institute and former Director of the Neuroscience and Mental Health Institute at the University of Alberta, collaborated on this research. The studies were completed in 2016. Any patentable intellectual property developed in the Research Agreement will be covered by the existing license agreement described above.

University of Illinois License Agreement

Through the merger with Pier, the Company gained access to the Old License Agreement that Pier had entered into with the University of Illinois on October 10, 2007. The Old License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of sleep related breathing disorders (including sleep apnea), of which dronabinol is a specific example of one type of cannabinoid. The Old License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment.

On June 27, 2014, the Company entered into the 2014 License Agreement with the Board of Trustees of the University of Illinois that was similar, but not identical, to the Old License Agreement. In exchange for certain milestone and royalty payments, patent costs and license fees, the 2014 License Agreement grants the Company (i) exclusive rights to several issued and pending patents, and (ii) the non-exclusive right to certain technical information that is generated by the University of Illinois in connection with certain clinical trials as specified in the 2014 License Agreement, all of which relate to the use of cannabinoids for the treatment of sleep related breathing disorders. The Company is developing dronabinol for the treatment of OSA, the most common form of sleep apnea.

Research and Development Expenses

The Company invested $3,176,197 and $1,706,603 in research and development in 2016 and 2015 respectively. Of those amounts, $1,646,092 and $560,425 were incurred with related parties in 2016 and 2015 respectively. See our consolidated financial statements for the years ended December 31, 2016 and 2015 included in this Annual Report on Form 10-K.

Item 1A. Risk Factors

In addition to the other matters set forth in this Annual Report on Form 10-K, our continuing operations and the price of our common stock are subject to the following risks:

Risks related to our business

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

In its audit opinion issued in connection with our balance sheets as of December 31, 2016 and 2015 and our statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2016 and 2015, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern given our limited working capital, recurring net losses and negative cash flows from operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence. While we have relied principally in the past on external financing to provide liquidity and capital resources for our operations, we can provide no assurance that cash generated from our operations together with cash received in the future from external financing, if any, will be sufficient to enable us to continue as a going concern.

We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

Since our formation on February 10, 1987 through the end of our most recent fiscal year ended December 31, 2016, we have generated only modest operating revenues. For the fiscal year ended December 31, 2016, our net loss was $9,229,760 and as of December 31, 2016, we had an accumulated deficit of $157,510,779. For the year ended December 31, 2015, our net loss was $5,961,892 and as of December 31, 2015, we had an accumulated deficit of $148,279,854. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to incur significant net losses over the next several years. As with other companies in the biotechnology industry, it is possible that we will never achieve profitable operations.

We will need additional capital in the near term and the future and, if such capital is not available on terms acceptable to us or available to us at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.

We will require substantial additional funds to advance our research and development programs and to continue our operations, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products, and if we decide to independently undertake the marketing and promotion of our products. Additionally, we may require additional funds in the event that we decide to pursue strategic acquisitions of or licenses for other products or businesses. Based on our operating plan as of December 31, 2016, we estimated that our existing cash resources will not be sufficient to meet our requirements for 2017. We believe that we will require additional capital in the near term to fund on-going operations including basic operations. Additional funds may come from the sale of common equity, preferred equity, convertible preferred equity or equity-linked securities, debt, including debt convertible into equity, or may result from agreements with larger pharmaceutical companies that include the license or rights to the technologies and products that we are currently developing, although there is no assurance that we will secure any such transaction in a timely manner, or at all.

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

Through the merger with Pier, the Company gained access to an Exclusive License Agreement (as amended, the Old License), that Pier had entered into with the University of Illinois on October 10, 2007. The Old License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of sleep related breathing disorders (including sleep apnea), of which dronabinol is a specific example of one type of cannabinoid. Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Dronabinol is currently approved by the FDA and is sold generically for use in refractory chemotherapy-induced nausea and vomiting, as well as for anorexia in patients with AIDS. Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with obstructive sleep apnea. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol. The Old License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment and on June 27, 2014, the Company entered into the 2014 License Agreement with the University of Illinois that was similar, but not identical, to the Old License Agreement that had been terminated. If we are unable to comply with the terms of the 2014 License Agreement, such as required payments thereunder, the 2014 License Agreement might be terminated.

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

The process from discovery to development to regulatory approval can take several years and drug candidates can fail at any stage of the process. Late stage clinical trials often fail to replicate results achieved in earlier studies. Historically, in our industry more than half of all compounds in development failed during Phase 2 trials and 30% failed during Phase 3 trials. We cannot assure you that we will be able to complete successfully any of our research and development activities including those described above under PART I. Item 1. Business-Development Goals. Even if we do complete them, we may not be able to market successfully any of the products or be able to obtain the necessary regulatory approvals or assure that healthcare providers and payors will accept our products. We also face the risk that any or all of our products will not work as intended or that they will be unsafe, or that, even if they do work and are safe, that our products will be uneconomical to manufacture and market on a large scale. Due to the extended testing and regulatory review process required before we can obtain marketing clearance, we do not expect to be able to commercialize any therapeutic drug for several years, either directly or through our corporate partners or licensees.

We may not be able to enter into the strategic alliances necessary to fully develop and commercialize our products and technologies, and we will be dependent on our strategic partners if we do.

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

Generally, a change of more than 50% in the ownership of a Company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit our ability to use our net operating loss carry forwards attributable to the period prior to such change. We have sold or otherwise issued shares of our common stock in various transactions sufficient to constitute an ownership change, including the issuance of the Series G 1.5% Convertible Preferred Stock (as defined below), and the issuance of convertible notes and warrants, as well as the issuance of additional shares of our Common Stock and warrants. As a result, if we earn net taxable income in the future, our ability to use our pre-change net operating loss carry forwards, which amounted to approximately $89,930,000 as of December 31, 2016, to offset U.S. federal taxable income will be subject to limitations, which would restrict our ability to reduce future tax liability. Future shifts in our ownership, including transactions in which we may engage, may cause additional ownership changes, which could have the effect of imposing additional limitations on our ability to use our pre-change net operating loss carry forwards.

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

We face intense competition, and our competitors may develop products that are superior to those we are developing.

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

We are highly dependent upon senior management and key technical personnel and currently do not carry any insurance policies on such persons. Since our change in management in March 2013, we are highly dependent on Arnold S. Lippa, Ph.D., our Chief Scientific Officer and Executive Chairman (and formerly our President and Chief Executive Officer), Jeff E. Margolis, our Vice President, Treasurer and Secretary. In addition, in 2014 we appointed John Greer, Ph.D. as the Chairman of our Science Advisory Board and hired Richard Purcell as our Senior Vice President of Research and development, and in 2015, we hired James S. J. Manuso, Ph.D. to succeed Dr. Lippa as the Company’s President and Chief Executive Officer and to be Vice Chairman. Competition for qualified employees among pharmaceutical and biotechnology companies is intense. The loss of any of our senior management or other key employees, or our inability to attract, retain and motivate the additional or replacement highly-skilled employees and consultants that our business requires, could substantially hurt our business prospects. Additionally, in February 2017, Robert N. Weingarten resigned as our Chief Financial Officer and member of our Board of Directors, although he remains a consultant to the Company. On a temporary basis, Jeff E. Margolis has been appointed Interim Chief Financial Officer. There can be no assurance that we will be able to attract and retain a qualified long-term replacement for Mr. Weingarten.

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

The market price of securities of life sciences companies in general has been very unpredictable. The range of sales prices of our common stock for the fiscal years ended December 31, 2016 and 2015, as quoted on the OTC QB, was $1.50 to $12.34 and $3.25 to $19.83, respectively as adjusted for our 325-to-1 reverse stock split, effective September 1, 2016. The following factors, in addition to factors that affect that market generally, could significantly affect our business, and the market price of our common stock could decline:

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

As of December 31, 2016, we had 2,149,045 shares of our common stock outstanding.

If all warrants and options outstanding as of December 31, 2016 are exercised prior to their expiration, up to 1,847,987 additional shares of our common stock could become freely tradable. The issuance of such shares would dilute the interests of the current stockholders and sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock and could also make it more difficult for us to raise funds through future offerings of common stock.

On March 18 and April 17, 2014, we issued shares of our Series G 1.5% Convertible Preferred Stock, which are convertible into shares of our common stock (see Note 6 to our consolidated financial statements for the years ended December 31, 2016 and 2015). On November 5, December 9 and December 31, 2014, and again on February 2, 2015 we issued convertible notes and warrants, that are convertible and exercisable respectively, into shares of our common stock (see Note 3 to our consolidated financial statements for the years ended December 31, 2016 and 2015). We may in the future issue additional equity or equity-based securities. All of our Series G 1.5% Convertible Preferred Stock had converted to common stock by April 17, 2016, and some of our convertible notes and related warrants have converted into or been exercised for common stock, and any unexercised warrants associated with our unconverted convertible notes have expired. As of December 31, 2016, however, there were remaining outstanding convertible notes totaling $338,616 of principal and accrued interest that may convert into 29,804 shares of common stock. If we issue additional equity or equity-based securities, the number of shares of our common stock outstanding could increase substantially, which could adversely affect the prevailing market price of our common stock and could also make it more difficult for us to raise funds through future offerings of common stock. In addition, as of December 31, 2016, as a result of the December 29, 2016 and December 30, 2016 issuances of equity and warrants with exchange rights into subsequent financings, such exchange rights, if exercised, may have a dilutive effect which may increase substantially, which could adversely affect the prevailing market price of our common stock and could also make it more difficult for us to raise funds through future offerings of common stock.

Our charter document may prevent or delay an attempt by our stockholders to replace or remove management.

Certain provisions of our restated certificate of incorporation, as amended, could make it more difficult for a third party to acquire control of our business, even if such change in control would be beneficial to our stockholders. Our restated certificate of incorporation, as amended, allows the Board of Directors of the Company, referred to as the Board or Board of Directors, to issue, as of December 31, 2016, up to 5,000,000 shares of preferred stock, with characteristics to be determined by the board, without stockholder approval. The ability of our Board of Directors to issue additional preferred stock may have the effect of delaying or preventing an attempt by our stockholders to replace or remove existing directors and management.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2016, the Company did not own any real property or maintain any leases with respect to real property. The Company does contract for services provided at the facilities owned by third parties and has employees who work in these facilities.

Item 3. Legal Proceedings

By letter dated February 5, 2016, the Company received a demand from a law firm representing a professional services vendor of the Company alleging an amount due and owing for unpaid services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded the vendor the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted the vendor attorneys’ fees and costs of $47,930. All such amounts have been accrued at December 31, 2016.

We are periodically subject to various pending and threatened legal actions and claims. See Note 9 to our consolidated financial statements for the years ended December 31, 2016 and 2015—Commitments and Contingencies—Pending or Threatened Legal Actions and Claims for details regarding these matters.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC QB, under the symbol “RSPI” (and prior to the Company’s name change in December 2015, under the symbol “CORX”). The following table presents quarterly information on the high and low sales prices of the common stock furnished by the OTC QB for the fiscal years ended December 31, 2016 and 2015. The quotations on the OTC QB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The prices shown in the table below have been conformed to reflect the Company’s 325-to-1 reverse stock split, which was effective September 1, 2016.

	High	Low
Fiscal Year ended December 31, 2016

Fourth Quarter	$4.2500	$1.5000
Third Quarter	12.0130	3.0000
Second Quarter	8.1169	4.9675
First Quarter	12.3377	3.3117

Fiscal Year ended December 31, 2015

Fourth Quarter	$9.7078	$3.2468
Third Quarter	12.9870	4.8701
Second Quarter	19.8052	4.8701
First Quarter	19.8052	13.3117

As of December 31, 2016, there were 449 stockholders of record of our common stock, and approximately 1,200 beneficial owners. The high and low sales prices for our common stock on December 30, 2016, as quoted on the OTC QB market, were 2.85 and $2.80, respectively.

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

During the fiscal year ended December 31, 2016, we did not repurchase any of our securities, except in connection with our 325-to-1 reverse stock split in which we provided cash in lieu of issuing fractional shares, for a total of $1,298 in the aggregate.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited financial statements and notes related thereto appearing elsewhere in this document. Throughout this section, references to number of shares, share price and exercise price have generally been conformed to reflect the effects of the Company’s 325-to-1 reverse stock split, effective September 1, 2016.

Overview

Since its formation in 1987, RespireRx Pharmaceuticals Inc. (“RespireRx”) has been engaged in the research and clinical development of a class of compounds referred to as ampakines, which act to enhance the actions of the excitatory neurotransmitter glutamate at AMPA glutamate receptors. Several ampakines, in both oral and injectable form, now are being developed by the Company for the treatment of a variety of breathing disorders, particularly sleep apneas and respiratory depression produced by drugs and neural damage. In clinical studies, select ampakines have shown preliminary efficacy in the control of respiratory depression produced by opioids, without altering their analgesic effects. In animal models of certain neurological disorders, such as spinal cord injury, Pompe Disease and perinatal respiratory distress, it has been demonstrated that certain ampakines improve breathing function. The Company’s compounds belong to a new class of low impact ampakines that do not display the undesirable side effects previously reported in animal models of earlier generations

This focus on respiratory disorders provided the impetus for RespireRx’s acquisition of Pier Pharmaceuticals, Inc. (“Pier”) in August 2012. RespireRx and its wholly-owned subsidiary, Pier, are collectively referred to herein as the “Company.”

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

The Company owns patents and patent applications for certain families of chemical compounds that claim the chemical structures, their actions as ampakines and their use in the treatment of various disorders. Patents claiming a family of chemical structures, including CX1739 and CX1942, as well as their use in the treatment of various disorders extend through at least 2028. Additional patents claiming a family of chemical structures, including CX717, as well as their use in the treatment of various disorders, expire in 2017 in the U.S. and in 2018 internationally, though certain patents regarding the use of these chemical structures extend through 2028.

On May 8, 2007, RespireRx entered into a license agreement, as subsequently amended, with the University of Alberta granting RespireRx exclusive rights to method of treatment patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. These patents extend through at least 2028 and, along with RespireRx’s own patents claiming chemical structures, comprise RespireRx’s principal intellectual property supporting RespireRx’s research and clinical development program in the use of ampakines for the treatment of respiratory disorders.

RespireRx has completed preclinical studies indicating that several of its low impact ampakines, including CX717, CX1739 and CX1942, were effective in antagonizing drug induced respiratory depression caused by opioids or certain anesthetics without offsetting the analgesic effects of the opioids or the anesthetic effects of the anesthetics. In two clinical Phase 2 studies, one of which was published in a peer-reviewed journal, CX717 antagonized the respiratory depression produced by fentanyl, a potent narcotic, without affecting the analgesia produced by this drug.

In order to expand the Company’s respiratory disorders program, on August 10, 2012, pursuant to an Agreement and Plan of Merger by and among Pier, Pier Acquisition Corp. (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of the Company, and the Company, Merger Sub merged with and into Pier (the “Merger”) and Pier became a wholly-owned subsidiary of the Company. Pier had been formed in June 2007 (under the name SteadySleep Rx Co.) as a clinical stage pharmaceutical company to develop a pharmacologic treatment for obstructive sleep apnea (“OSA”) and had been engaged in research and clinical development activities since formation.

Through the Merger, the Company gained access to an Exclusive License Agreement, as amended (the “Old License Agreement”), that Pier had entered into with the University of Illinois on October 10, 2007. The Old License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of cannabinoids for the treatment of sleep related breathing disorders (including sleep apnea), of which dronabinol is a specific example. Dronabinol, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol), is a synthetically manufactured derivative of the naturally occurring substance in the cannabis plant. Dronabinol is currently approved by the U. S. Food and Drug Administration (“FDA”) and is sold generically for use in refractory chemotherapy-induced nausea and vomiting, as well as for anorexia in patients with AIDS.

The Old License Agreement was terminated on March 21, 2013 due to the Company’s failure to make a required payment. However, on June 27, 2014, the Company entered into a new license agreement with the Board of Trustees of the University of Illinois (the “2014 License Agreement”). In exchange for certain milestone and royalty payments, patent costs and license fees, the 2014 License Agreement grants the Company (i) exclusive rights to several issued and pending patents and (ii) the non-exclusive right to certain technical information that is generated by the University of Illinois in connection with certain clinical trials as specified in the 2014 License Agreement, all of which relate to the use of cannabinoids for the treatment of sleep related breathing disorders. The Company is developing dronabinol for the treatment of OSA, the most common form of sleep apnea.

Prior to the merger, Pier conducted a 21 day, randomized, double-blind, placebo-controlled, dose escalation Phase 2A clinical study in 22 patients with OSA, in which dronabinol produced a statistically significant reduction in the Apnea-Hypopnea Index, the primary therapeutic end-point, and was observed to be safe and well tolerated.

Dronabinol is a Schedule III, controlled generic drug with a relatively low abuse potential that is approved by the FDA for the treatment of AIDS related anorexia and chemotherapy induced emesis. The use of dronabinol for the treatment of OSA is a novel indication for an already approved drug and, as such, the Company expects that FDA approval of a 505(b)(2) application will be required.

Recent Developments

PACE Clinical Trial with Dronabinol

On December 23, 2016, the Company announced positive results of the potentially pivotal, PACE (Pharmacotherapy of Apnea by Cannabimimetic Enhancement) Phase 2B OSA clinical trial, that was fully funded by the National Institutes of Health and conducted by Dr. David Carley and colleagues at the University of Illinois at Chicago and Northwestern University. In the PACE trial, dronabinol significantly improved the primary outcome measures of Apnea Hypopnea Index (“AHI”), daytime sleepiness as measured by the Epworth Sleepiness Scale (“ESS”), and overall patient satisfaction as measured by the Treatment Satisfaction Questionnaire for Medications (“TSQM”).

In a dose dependent fashion, treatment with 2.5 mg and 10 mg dronabinol once a day at night significantly reduced the Apnea Hypopnea Index (“AHI”), a measure of breathing abnormalities during sleep, in 56 patients with moderate to severe OSA who completed the study. Of these, 17 received placebo, 19 received the 2.5 mg dose and 20 received the 10 mg dose. Compared to average baseline AHI values of 26 + 12, six weeks of dronabinol administration to moderate to severe OSA patients reduced AHI values, compared to placebo, by 9.7 + 4 for the 2.5 mg dose and 13.2 + 4 for the 10 mg dose (p = 0.02 and p = 0.001, respectively, compared to control). Furthermore, treatment with 10 mg dronabinol significantly improved daytime sleepiness as measured by the ESS (p = 0.0001, compared to placebo) and achieved the greatest overall patient satisfaction with treatment (p = 0.02) as measured by the TSQM.

Dronabinol is a Schedule III, controlled generic drug with a relatively low abuse potential that is approved by the FDA for the treatment of AIDS related anorexia and chemotherapy induced emesis. The use of dronabinol for the treatment of OSA is a novel indication for an already approved drug and, as such, the Company expects that FDA approval of a 505(b)(2) application will be required.

CX1739 Clinical Trial

The Company filed an IND with the FDA in September 2015 to conduct a randomized, double-blind, placebo-controlled, crossover, Phase 2A study of CX1739 (300 mg) versus placebo, followed by dose escalation of CX1739 to 600 and 900 mg, with open-label administration of the IV opioid remifentanil in approximately 18 healthy subjects to assess the ability of CX1739 to antagonize the respiratory depressive effect of remifentanil without altering the analgesic effect of the opioid. The clinical protocol was designed to evaluate the safety and efficacy of CX1739 to antagonize respiratory depression in two models of opioid use and abuse. During REMI-INFUSION, a model of chronic (steady state) opioid use, respiration, pain, pulmometry, and safety were measured during a 30-minute intravenous infusion of remifentanil that produced stable blood levels. During REMI-BOLUS, a model of acute, intravenous opioid overdose, a single, intravenous bolus injection of remifentanil was administered at a dose calculated to achieve significant respiratory depression.

On each study day, REMI-BOLUS was initiated with an intravenous, bolus injection of remifentanil 3 hours after subjects received either placebo or CX1739. Respiration was measured for 20 minutes and then compared to the baseline respiration recorded 5 minutes prior to the bolus injection. REMI-INFUSION was initiated 3.5 hours after placebo or CX1739, with an intravenous infusion protocol designed to maintain stable remifentanil blood levels and calculated to produce approximately 50% respiratory depression. The ClinicalTrials.gov identifier is NCT02735629.

The commencement of this clinical trial was subject to the resolution of two deficiencies raised by the FDA in its clinical hold letter issued in November 2015, which were satisfactorily resolved in early 2016. As a result, the FDA removed the clinical hold on the Company’s IND for CX1739 on February 25, 2016, thus allowing for the initiation of the clinical trial. In March 2016, upon Institutional Review Board (“IRB”) approval, the trial was initiated at the Duke Clinical Research Unit (“DCRU”), Duke University Medical Center (“DUMC”), Durham NC. The dosing and data acquisition phase of the clinical trial was completed in June 2016 and the clinical trial was formally completed on July 11, 2016.

On September 12, 2016, the Company announced preliminary top-line analysis of safety and efficacy data from this clinical trial. On October 3, 2016, the Company discovered an error in the preliminary data reported to it and accordingly, on October 4, 2016, the Company issued a press release retracting the efficacy data contained in the September 12, 2016 press release. On December 15, 2016, the Company announced the corrected results of the trial, and presented the re-analyzed data, as follows.

During REMI-INFUSION, the model of chronic opioid use, CX1739 antagonized the respiratory rate depression produced by remifentanil, with statistically significant effects observed at 300 mg (p<.005) and 900 mg (p<.001). The antagonism produced by the 600 mg dose did not achieve statistical significance. This lack of a linear, dose response effect is not unusual in early stage clinical trials. During this period, CX1739 did not alter the analgesic and sedative effects of remifentanil. During REMI-BOLUS, the model of IV opioid overdose, CX1739 treatment did not prevent respiratory depression, or improve time to recovery at any of the doses tested.

Overall, CX1739 was found to be safe and well tolerated, both prior to and during administration of remifentanil. Treatment-related adverse events (“AEs”) for the various doses of CX1739 were mild, with an incidence comparable to that reported for placebo. The great majority of AEs occurred after remifentanil administration, including nausea and vomiting, which are common side effects associated with opioid administration.

The study was conducted at the Duke Clinical Research Unit of the Duke Clinical Research Institute. The ClinicalTrials.gov identifier is NCT02735629.

National Institute of Drug Abuse Agreement

On January 19, 2016, the Company announced that that it had reached an agreement with the Medications Development Program of the National Institute of Drug Abuse (“NIDA”) to conduct research on the Company’s ampakine compounds CX717 and CX1739. The agreement was entered into as of October 19, 2015, and on January 14, 2016, the Company and NIDA approved the proposed protocols, allowing research activities to commence. NIDA is evaluating the compounds using pharmacologic, pharmacokinetic and toxicologic protocols to determine the potential effectiveness of the ampakines for the treatment of drug abuse and addiction. The Company retains all intellectual property as well as proprietary and commercialization rights to the Company’s compounds. Initial studies focus on cocaine and methamphetamine addiction and abuse, and are contracted to outside testing facilities and/or government laboratories, with all costs paid by NIDA. In experiments conducted by NIDA, CX717 antagonized the stimulatory effects of methamphetamine. NIDA is in the process of testing CX717 on the interoceptive effects (determinants of additions liability) of both cocaine and methamphetamine in models of drug discrimination in rats.

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (approximately US$108,000), consisting of approximately CAD$85,000 (approximately US$63,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (approximately US$15,000). All but approximately US$16,000 of the total consideration has paid directly or in-kind. The conversion to U.S. dollars above utilizes an exchange rate of approximately US$0.76 for every CAD$1.00.

The University of Alberta has received matching funds through a grant from the Canadian Institutes of Health Research in support of the research. The Company retains the rights to research results and any patentable intellectual property generated by the research. Dr. John Greer, Ph.D., Chairman of the Company’s Scientific Advisory Board and faculty member of the Department of Physiology, Perinatal Research Centre, and Women & Children’s Health Research Institute and Alberta Innovates Health Sciences Senior Scientist with the Neuroscience and Mental Health Institute at the University of Alberta, collaborated on this research. The studies were completed in 2016. Any patentable intellectual property developed in the Research Agreement will be covered by the existing license agreement.

Common Stock and Warrant Financings

March 2017 Financing

On March 10, 2017, the Company entered into a Common Stock and Warrant Purchase Agreement (“March Purchase Agreement”) with an accredited investor, pursuant to which, in a closing on March 10, 2017, the Company sold units for aggregate cash consideration of $50,000, with each unit consisting of (i) one share of the Company’s common stock, and (ii) one warrant to purchase an additional share of Common Stock. On March 28, 2017, the Company entered into additional March Purchase Agreements with two additional accredited investors (together with the initial purchaser in the offering , each a “March Purchaser”), pursuant to which, in a closing on March 28, 2017, the Company sold additional units for aggregate cash consideration of $300,000. The price per unit in the initial and second closing of the private placement (the “March Private Placement”) was $2.50. The warrants are exercisable until 5:00 p.m. on December 31, 2021 and may be exercised at 110% of the per unit price, or $2.75 per share of common stock. The warrants have a cashless exercise provision and certain “blocker” provisions limiting the percentage of shares of common stock of the company that the March Purchaser can hold upon exercise. The warrants are also subject to a call by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 200% or more of the unit purchase price for any five (5) consecutive trading days. The March Purchasers were non-affiliated investors. In total, 140,000 shares of common stock have been purchased in the March Private Placement, together with warrants to purchase an additional 140,000 shares of common stock. There may be subsequent closings with other purchasers until a maximum of $1.5 million has been raised. Closings may take place until March 31, 2017 unless extended by the Company until no later than June 30, 2017.

In addition, as set forth in the March Purchase Agreement, each March Purchaser has an unlimited number of exchange rights, which are options and not obligations, to exchange such March Purchaser’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified within stockholders’ equity, but excluding any form of debt or convertible debt (each a “Subsequent Equity Financings”). These exchange rights are effective until the earlier of: (i) the completion of any number of Subsequent Equity Financings that aggregate at least $15 million of gross proceeds, or (ii) December 30, 2017.

At the time of a Subsequent Equity Financing, each March Purchaser has an exchange right to either: (a) retain the securities purchased or subsequently acquired in a Subsequent Equity Financing into which they had previously exchanged, or (b) exchange the securities purchased or in a Subsequent Equity Financing into which such March Purchaser had previously exchanged into the next Subsequent Equity Financing (assuming the next Subsequent Equity Financing is one for which an exchange right is available).

The dollar amount (calculated as a ratio) used to determine the measurement amount for the exchange into a Subsequent Equity Financing is 1.2 times the entire Investment Amount described above. Under certain circumstances, as described in Section 2(h) of the March Purchase Agreement, the multiple will be 1.4 times the entire Investment Amount described above.

There is a floor price of $1.00 per common share equivalent in any exchange transaction.

In the case of an acquisition (as defined in the March Purchase Agreement) in which the Company is not the surviving entity, the holder of each warrant would receive from any surviving entity or successor to the Company, in exchange for such warrant, a new warrant from the surviving entity or successor to the Company, substantially in the form of the existing warrant and with an exercise price adjusted to reflect the nearest equivalent exercise price of common stock (or other applicable equity interest) of the surviving entity that would reflect the economic value of the warrant, but in the surviving entity.

There are no placement agent fees due in respect to the first closing of the March 2017 Financing, but the Company is obligated to pay $20,000 in placement agent fees and issue placement agent warrants to purchase 8,000 shares of common stock to Aurora Capital LLC, an affiliate of the Company, in connection with the second closing. Placement agent warrants are exercisable through December 31, 2021 at $2.75 per share of common stock.

December 2016 Financing

On December 29 and December 30, 2016, in a private placement of securities (the “December Private Placement”), the Company entered into Common Stock and Warrant Purchase Agreements (the “December Purchase Agreements”) with several accredited investors (“December Purchasers”) pursuant to which, in two closings, one on each date, the Company sold units for aggregate cash consideration of $185,000, with each unit consisting of (i) one share of common stock, representing an aggregate of 130,284 shares of common stock, and (ii) one warrant to purchase an additional share of common stock, representing an aggregate of 130,284 shares of common stock underlying the warrants. On December 31, 2016, the December Private Placement terminated pursuant to its terms. The price per unit in the initial closing of the December Private Placement was $1.42. The warrants are exercisable until 5:00 p.m. on December 31, 2021 and may be exercised at the 110% of the per unit price, or $1.562 per share of Common Stock. The warrants have a cashless exercise provision and certain “blocker” provisions limiting the percentage of shares of Common Stock of the Company that the purchaser can hold upon conversion. The warrants are also subject to a call by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 200% or more of the unit purchase price for any five (5) consecutive trading days. The December Purchasers were non-affiliated investors. In total, 130,284 shares of Common Stock were purchased in the Private Placement, together with warrants to purchase an additional 130,284 shares of Common Stock.

In addition, as set forth in the supplements to the December Purchase Agreements, each December Purchaser has the option, but not the obligation, to exchange the entire amount invested in the December Private Placement (but not less than the entire amount), in such December Purchaser’s sole discretion, into any subsequent offering of the Company (each a “Subsequent Offering”) until the earlier of (i) the completion of Subsequent Offerings by the Company aggregating at least $15 million of gross proceeds to the Company, or (ii) December 31, 2017. If exchanged, the amount to be invested in a Subsequent Offering will be 1.2 times the amount of the initial investment in the December Private Placement, or 1.4 times the amount of the initial investment if the Company has entered into financing transactions pursuant to Sections 3(a)(9) or 3(a)(10) of the Securities Act of 1933, as amended, or other financing arrangements that have full-ratchet anti-dilution provisions (i) without a floor, or (ii) with an indeterminate and potentially infinite number of shares issuable pursuant to such provisions. If neither termination condition has been reached, and the Company has more than one Subsequent Offering, the December Purchasers may each individually elect to exchange into any Subsequent Offering, regardless of whether such December Purchaser has already exchanged into a Subsequent Offering; provided, however, that the amount invested in such Subsequent offering would only and always be 1.2 (or 1.4, as applicable) times the amount of the initial investment.

In the case of an acquisition (as defined in the December Purchase Agreement) in which the Company is not the surviving entity, the holder of each warrant would receive from any surviving entity or successor to the Company, in exchange for such warrant, a new warrant from the surviving entity or successor to the Company, substantially in the form of the existing warrant and with an exercise price adjusted to reflect the nearest equivalent exercise price of common stock (or other applicable equity interest) of the surviving entity that would reflect the economic value of the warrant, but in the surviving entity.

Both the March Purchasers and the December Purchasers have unlimited piggy-back registration rights with respect to the common stock, and the common stock underlying the warrants, unless such common stock is eligible to be sold without volume limits under an exemption from registration under any rule or regulation of the SEC that permits the holder to sell securities of the Company to the public without registration.

The Company is obligated to pay placement agent fees, brokerage commissions, finder’s fees or similar payments totaling up to $13,875 to an unaffiliated qualified referral source as well as common stock purchase warrants up to 7.5% of number of Units sold in the December Private Placement.

January 2016 Financing

On January 6, 2016, the Company entered into a Common Stock and Warrant Purchase Agreement (the “January Purchase Agreement”) with an investor, pursuant to which, in a closing on January 8, 2016, the Company sold units for aggregate cash consideration of $100,000, with each unit consisting of (i) one share of common stock, representing an aggregate of 13,872 shares of common stock, and (ii) one warrant to purchase two additional shares of common stock, representing an aggregate of 27,744 warrants. This financing represented the initial closing of a private placement of up to $2,500,000 (the “January Private Placement”).

The price per unit in the initial closing of the January Private Placement was $7.2085. The warrants are exercisable at $7.93, for each share of common stock to be acquired, and expire on February 28, 2021. The warrants have a cashless exercise provision and contain certain “blocker” provisions limiting the percentage of shares of the Company’s common stock that the purchaser can beneficially own upon conversion to not more than 4.99% of the issued and outstanding shares immediately after giving effect to the warrant exercise. The purchaser was an accredited, non-affiliated investor.

In addition, from January 29, 2016 through March 3, 2016, the Company received subscriptions totaling $94,635 for the purchase of units, representing an aggregate of 13,128 shares of common stock and warrants to purchase an additional 26,256 shares of common stock. The purchasers were accredited, non-affiliated investors.

In the case of an acquisition, as defined in the January Purchase Agreement, in which the Company is not the surviving entity, the holder of the warrant would receive from any surviving entity or successor to the Company, in exchange for the warrant, a new warrant from the surviving entity or successor to the Company, substantially in the form of the existing warrant and with an exercise price adjusted to reflect the nearest equivalent exercise price of common stock (or other applicable equity interest) of the surviving entity that would reflect the economic value of the warrant, but in the surviving entity.

No registration rights were granted to the purchaser in the January Private Placement with respect to (i) the shares of common stock issued as part of the units, (ii) the warrants, or (ii) the shares of common stock issuable upon exercise of the warrants.

No placement agent fees, brokerage commissions, finder’s fees or similar payments were made in the form of cash and warrants to qualified referral sources in connection with the January Private Placement.

The shares of common stock and warrants in each of the private placements discussed above were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. None of the shares of common stock issued as part of the units, the warrants, the common stock issuable upon exercise of the warrants or any warrants issued to a qualified referral source. have been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $9,229,760 and $5,961,892 and negative operating cash flows of $1,328,684 and $1,296,100 for the fiscal years ended December 31, 2016 and 2015, respectively, had a stockholders’ deficiency of $5,493,377 at December 31, 2016, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2016, has expressed substantial doubt about the Company’s ability to continue as a going concern.

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

In January 2016, the Company’s Chief Executive Officer and Chief Scientific Officer each advanced an additional $52,600 to the Company for working capital purposes under secured short-term promissory notes payable aggregating $105,200 and three year warrants exercisable into 18,400 shares of Common Stock in the aggregate.

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

During April and May 2016, the Company also entered into Unit Exchange Agreements with certain warrant holders who had acquired units in connection with the Second Amended and Restated Common Stock and Warrant Purchase Agreement on August 28, 2015, September 28, 2015 or November 2, 2015. The Unit Exchange Agreements provided for the warrant holders to exchange (i) existing warrants to purchase an aggregate of 217,187 shares of the Company’s common stock, plus (ii) an aggregate of $529,394 in cash, in return for (i) an aggregate of 108,594 shares of the Company’s common stock with a total market price of $728,859 (average $6.7275 per share), and (ii) new warrants to purchase an aggregate of 108,594 shares of the Company’s common stock with an exercise price of $4.8750 per share, exercisable for cash or on a cashless basis through the original expiration date of September 30, 2020.

In September 2016, the Company’s Chief Executive Officer and Chief Scientific Officer each advanced an additional $25,000 to the Company for working capital purposes under secured short-term promissory notes payable aggregating $50,000 and three year warrants exercisable into 10,155 shares of common stock in the aggregate.

On December 29, 2016 and December 30, 2016, the Company sold units comprised of one share of Common Stock and one Common Stock Purchase Warrant to purchase one share of Common Stock in a private placement (“2nd 2016 Unit Offering”) for gross proceeds of $185,000. The per unit purchase price was $1.42. The warrant exercise price is $1.562 per share of Common Stock. The warrants are exercisable until December 31, 2021. The warrants have a cashless exercise provision, “blocker” provisions similar to those described above and may be redeemed or called by the Company for a price of $0.001 per share if the closing price of the Company’s Common Stock is equal to or greater than 200% of the unit purchase price or $2.82 for five consecutive trading days. The Company has had the right to call or redeem these warrants several times since issuance, but has chosen not to do so through the date of the issuance of this Form 10-K. Investors in the 2nd 2016 Unit Offering have an exchange right, that under certain circumstances permits such investors to exchange their investment in the 2nd 2016 Unit Offering into subsequent financings until December 30, 2017 with an exchange ratio of 1.2 times the amount invested in the 2nd 2016 Unit Offering and under certain circumstances, a ratio of 1.4.

On March 10, 2017, the Company entered into a Common Stock and Warrant Purchase Agreement (“March Purchase Agreement”) with an accredited investor, pursuant to which, in a closing on March 10, 2017, the Company sold units for aggregate cash consideration of $50,000, with each unit consisting of (i) one share of the Company’s common stock, and (ii) one warrant to purchase an additional share of Common Stock. On March 28, 2017, the Company entered into additional March Purchase Agreements with two additional accredited investors (together with the initial purchaser in the offering , each a “March Purchaser”), pursuant to which, in a closing on March 28, 2017, the Company sold additional units for aggregate cash consideration of $300,000. The price per unit in the initial and second closing of the private placement (the “March Private Placement”) was $2.50. The warrants are exercisable until 5:00 p.m. on December 31, 2021 and may be exercised at 110% of the per unit price, or $2.75 per share of common stock. The warrants have a cashless exercise provision and certain “blocker” provisions limiting the percentage of shares of common stock of the company that the March Purchaser can hold upon exercise. The warrants are also subject to a call by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 200% or more of the unit purchase price for any five (5) consecutive trading days. This closing is an initial closing and there may be subsequent closings with other purchasers until a maximum of $1.5 million has been raised. Closings may take place until March 31, 2017 unless extended by the Company until no later than June 30, 2017.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements - Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter and therefore is effective for this annual period. The adoption of ASU 2014-15 did not have any impact on the Company’s financial statement presentation or disclosures.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires, among other things, that all income tax effects of awards be recognized in the statement of operations when the awards vest or are settled. ASU 2016-09 also allows for an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and therefore is effective for this annual period. The adoption of ASU 2016-09 has not had a significant impact on the Company’s financial statement presentation or disclosures.

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

Through the merger with Pier, the Company gained access to the Old License Agreement that Pier had entered into with the University of Illinois on October 10, 2007. The Old License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of sleep related breathing disorders (including sleep apnea), of which dronabinol is a specific example of one type of cannabinoid. Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Dronabinol is currently approved by the FDA and is sold generically for use in refractory chemotherapy-induced nausea and vomiting, as well as for anorexia in patients with AIDS. Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with OSA. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol. The Old License Agreement was terminated effective March 21, 2013 due to the Company’s failure to make a required payment and on June 27, 2014, the Company entered into the 2014 License Agreement with the University of Illinois, the material terms of which were similar to the Old License Agreement that had been terminated. If the Company is unable to comply with the terms of the 2014 License Agreement, such as required payments thereunder, the Company risks the 2014 License Agreement being terminated.

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

Convertible Notes Payable

The Company accounted for the beneficial conversion features with respect to the sale of the convertible notes and the issuance of the warrants in 2015 and 2016 in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options.

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

Note Exchange Agreements and Unit Exchange Agreements

See Note 3 to our consolidated financial statements for the years ended December 31, 2016 and 2015 for information on our “Note Exchange Agreements” and “Unit Exchange Agreements.”

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

Results of Operations

The Company’s consolidated statements of operations as discussed herein are presented below.

	Years Ended December 31,
	2016	2015

Grant revenues	$—	$86,916

Operating expenses:
General and administrative	5,295,683	3,619,929
Research and development	3,176,207	1,706,603
Total operating expenses	8,471,890	5,326,532
Loss from operations	(8,471,890)	(5,239,616)
Gain on settlements with former management		91,710
Gain on settlements with service providers	1,076	75,375
Fair value of inducement cost to effect exchange of convertible notes	(188,274)	—
Interest income	8	9
Interest expense	(586,346)	(902,698)
Foreign currency transaction gain	15,666	13,328
Net loss	(9,229,760)	(5,961,892)
Adjustment related to Series G 1.5% Convertible Preferred Stock:
Dividends on Series G 1.5% Convertible Preferred Stock	(1,165)	(6,867)

Net loss attributable to common stockholders	$(9,230,295)	$(5,968,759)

Net loss per common share - basic and diluted	$(4.95)	$(5.05)

Weighted average common shares outstanding - basic and diluted	1,864,045	1,182,926

Years Ended December 31, 2016 and 2015

Revenues. The Company had no research grant revenues or other revenues during the year ended December 31, 2016. During the years ended December 31, 2015, the Company had research grant revenues of $86,916 related to a contract with the National Institute on Drug Abuse entered into on September 18, 2014 and completed in early 2015.

General and Administrative. For the year ended December 31, 2016, general and administrative expenses were $5,295,683, an increase of $1,675,754, as compared to $3,619,929 for the year ended December 31, 2015. The increase in general and administrative expenses for the year ended December 31, 2016, as compared to the year ended December 31, 2015, is primarily due to increases of $1,065,460 in stock-based compensation, $236,895 of administrative salaries and $66,290 of employee benefits, $128,465 of corporate legal expenses and $73,218 of investor relations expenses.

Stock-based compensation costs included in general and administrative expenses were $3,391,848 for the year ended December 31, 2016, as compared to $2,326,388 for the year ended December 31, 2015, reflecting an increase of $1,065,460. Salaries, employee benefits and board fees included in general and administrative expenses were $895,256 for the year ended December 31, 2016, as compared to $592,070 for the year ended December 31, 2015, reflecting an increase of $303,186. The net change reflects the Company’s shift in compensation philosophy for its officers and directors beginning in mid-2015 from entirely stock-based compensation to a combination of stock-based compensation and cash compensation.

Additionally, during the year ended December 31, 2016, as compared to the year ended December 31, 2015, the Company incurred an increase of $128,617 in professional fees, primarily legal fees.

Research and Development. For the year ended December 31, 2016, research and development expenses were $3,176,207, an increase of $1,469,604, as compared to $1,706,603 for the year ended December 31, 2015. The increase in research and development expenses for the year ended December 31, 2016, as compared to the year ended December 31, 2015, is primarily a result of $433,861 increase in research contracts, most of which is related to the CX1739 clinical trial at Duke University School of Medicine and the related analysis of the data, partially offset by decreases in other categories of research and development, and an increase of $962,068 in stock-based compensation including amortization of fair value of stock options.

Gain (Loss) on Settlements with Former Management. There were no settlements with former management in the year ended December 31, 2016. During the year ended December 31, 2015, the Company recorded a gain of $91,710 as a result of a settlement agreement with its former Vice President and Chief Financial Officer that resulted in the settlement of potential claims.

In conjunction with the settlement agreement, the Company paid a total of $26,000 (including $775 of interest) in cash and issued stock options to purchase 1,539 shares of common stock exercisable at $16.64 per share for a period of five years, which were valued pursuant to the Black-Scholes option-pricing model at $25,450. The Company also issued stock options to purchase 154 shares of common stock exercisable at $5.85 per share for a period of five years, which were valued pursuant to the Black-Scholes option-pricing model at $840.

Gain on Settlements with Service Providers. During the year ended December 31, 2016, the Company recorded a gain of $1,076 as a result of agreements with service providers, as compared to $75,375 for the year ended December 31, 2015. These were the result of full or partial settlement of amounts owed to them by the Company.

Interest Expense. During the year ended December 31, 2016, interest expense was $586,346 (including $151,958 to related parties), a decrease of $316,352, as compared to $902,698 (including $877 to related parties) for the year ended December 31, 2015. The decrease in interest expense resulted primarily from the exchanges of certain convertible notes for common stock,

Foreign Currency Transaction Gain. Foreign currency transaction gain was $15,666 for the year ended December 31, 2016, as compared to a foreign currency transaction gain of $13,328 for the year ended December 31, 2015. The foreign currency transaction gain relates to the $399,774 loan from SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd., made in June 2012, which is denominated in the South Korean Won.

Net Loss. For the year ended December 31, 2016, the Company incurred a net loss of $9,229,760, as compared to a net loss of $5,961,892 for the year ended December 31, 2015.

Dividends on Series G 1.5% Convertible Preferred Stock. For the year ended December 31, 2016, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings were $1,165 as compared to $6,867 for the year ended December 31, 2015. On April 17, 2016, the remaining outstanding shares of Series G 1.5% Convertible Preferred Stock were automatically and mandatorily redeemed by conversion into shares of common stock at a conversion price of $1.0725 per share.

Net Loss Attributable to Common Stockholders. For the year ended December 31, 2016, the Company incurred a net loss attributable to common stockholders of $9,230,925, as compared to a net loss attributable to common stockholders of $5,968,759 for the year ended December 31, 2015.

Liquidity and Capital Resources – December 31, 2016

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $9,229,760 and $5,961,892 and negative operating cash flows of $1,328,684 and $1,296,100 for the fiscal years ended December 31, 2016 and 2015, respectively, had a stockholders’ deficiency of $5,493,377 at December 31, 2016, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2016, has expressed substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2016, the Company had a working capital deficit of $5,531,548, as compared to a working capital deficit of $2,922,279 at December 31, 2015, reflecting a decrease in working capital of $2,609,269 for the year ended December 31, 2016. The decrease in the working capital deficit during the year ended December 31, 2016 is comprised primarily of a net increase in total current liabilities of $2,719,173, partially offset by an increase in current assets of $109,904. The net increase in total current liabilities of $2,719,173 consists of a net increase in accounts payable and accrued liabilities of $1,060,300, a net increase in accrued compensation of $1,234,150, an increase in notes and convertible notes payable inclusive of accrued interest of $239,723, and an increase on non-permanent equity accounted for as a current liability of $185,000.

At December 31, 2016, the Company had cash aggregating $92,040, as compared to $53,199 at December 31, 2015, reflecting an increase in cash of $38,841 for the year ended December 31, 2016. The increase in cash during the year ended December 31, 2016 was primarily the result of cash raised in financing activities of $1,412,425 (inclusive of warrant exercises), partially offset by principal amounts of notes repaid of $39,602 and cash payments as fractional share settlements resulting from our reverse stock split of $1,298, and further offset by $1,328,684 of cash used in operating activities.

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

To meet minimum operating needs, during November and December 2014, the Company sold short-term convertible notes and warrants in an aggregate principal amount of $369,500 to various accredited investors and an additional $210,000 of such short-term convertible notes and warrants in February 2015. The Company terminated this financing, which generated aggregate gross proceeds of $579,500, effective February 18, 2015. In June 2015, the Company’s Chairman and then Chief Executive Officer advanced $40,000 to the Company in the form of a short-term loan for working capital purposes. In August, September and November 2015, the Company completed three closings of a private placement by selling 174,800 units of its common stock and warrants for gross proceeds of $1,194,710 and repaid the short-term loan of $40,000 plus accrued interest of $877. The Company’s current President and Chief Executive Officer invested $250,000 in the August 2015 closing of this private placement.

On August 13, 2015, the Company elected to extend the maturity date of the convertible notes with an aggregate principal amount of $579,500 to September 15, 2016. As a consequence of this election, under the terms of the notes, the Company was required to issue to convertible note holders 27,396 additional warrants (the “New Warrants”) that were exercisable through September 15, 2016. As set forth in the convertible notes, the New Warrants are exercisable for that number of shares of common stock of the Company calculated as the principal amount of the convertible notes (an aggregate amount of $579,500), plus any accrued and unpaid interest (an aggregate amount of $43,758), multiplied by 50%, and then divided by $11.375. The New Warrants otherwise had terms substantially similar to the 50,945 original warrants issued to the investors. In connection with the extension of the maturity date of the convertible notes, the Board of Directors of the Company determined to extend the termination date of the 50,945 original warrants to September 15, 2016 (the “Old Warrants”), so that they are coterminous with the new maturity date of the notes.

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

On August 28, 2015, September 28, 2015 and November 2, 2015, the Company sold units comprised of one share of Common Stock and one Common Stock Purchase Warrant to purchase two additional shares of Common Stock in a private placement (the “2015 Unit Offering”). The unit purchase price in the 2015 Unit Offering was $6.8348 and the exercise price per share of the warrants is $6.8348. The warrants expire on September 30, 2020. Gross proceeds were $1,194,710. Cash fees paid to qualified referral sources were $91,221 of which $87,118 was paid to Aurora Capital LLC, an affiliate of the Company. In addition fees were paid to qualified referral sources in the form of warrants to purchase 13,347 share of Common Stock, of which 12,746 were paid to Aurora Capital LLC. The warrants issued to qualified referral sources were similar to the warrants issued to the investors in the 2015 Unit Offering except that the warrants issued to qualified referral sources had a cashless exercise provision not present in the investor warrants.

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

In this transaction, the exchanging warrant holders from the three closings of the Company’s 2015 Unit Offering agreed to exchange their warrants associated with such financing, plus paid cash equal to a reduced exercise price per share ($4.8750 per share) for 50% of such warrants with the same term, a reduced exercise price and a cashless exercise provision. For accounting purposes, the transactions have been treated as if (i) participants exercised one-half of the existing warrants entitling them to purchase an aggregate of 217,187 shares of the Company’s common stock that were originally issued to them in the Company’s 2015 Unit Offering, with closings on August 28, 2015, September 28, 2015 and November 2, 2015 (i.e., warrants to purchase 108,594 shares of common stock), at an exercise price reduced from $6.8348 to $4.8750 per share, and (ii) the other one-half of the original warrants were cancelled. The Unit Exchange Agreements also provided for the Company to issue new warrants to the participants to purchase an aggregate of 108,594 shares of common stock. The new warrants have the same expiration date as the original warrants (September 30, 2020) and may be exercised for cash or on a cashless basis at $4.8750 per share. For accounting purposes, the transaction was treated as if the warrant exercise price for all of the warrants was reduced from $6.8348 to $4.8750 per share, in exchange for which 50% of the warrants were exercised for cash at the reduced exercise price, and the remaining 50% of the warrants continued to remain outstanding through September 30, 2020 and gained a cashless exercise provision. The closing market price of the Company’s common stock during the period that these exchange transactions were entered into ranged from $5.8500 to $7.7675 per share.

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

From January 8, 2016 through June 30, 2016, the Company sold units comprised of one share of Common Stock and one Common Stock Purchase Warrant to purchase two shares of Common Stock in a private placement (“1st 2016 Unit Offering”). The per unit purchase price was $7.2085 and the warrant exercise price is $7.93. The warrants are exercisable until January 31, 2021. The warrants have a cashless exercise provision and certain “blocker” provisions that prevent or postpone exercise if such exercise would cause the investor to own more than 4.99% of the shares of Common Stock of the Company after exercise. Gross proceeds were $307,985. In connection with the 1st 2016 Unit Offering, 43,003 shares of Common Stock were issued and 86,005 warrants to purchase Common Stock were issued. No fees were paid to qualified referral sources in connection with the 1st 2016 Unit Offering.

On December 29, 2016 and December 30, 2016, the Company sold units comprised of one share of Common Stock and one Common Stock Purchase Warrant to purchase one share of Common Stock in a private placement (“2nd 2016 Unit Offering”) for gross proceeds of $185,000. The per unit purchase price was $1.42. The warrant exercise price is $1.562 per share of Common Stock. The warrants are exercisable until December 31, 2021. The warrants have a cashless exercise provision, “blocker” provisions similar to those described above and may be redeemed or called by the Company for a price of $0.001 per share if the closing price of the Company’s Common Stock is equal to or greater than 200% of the unit purchase price or $2.82 for five consecutive trading days. The Company has had the right to call or redeem these warrants several times since issuance, but has chosen not to do so through the date of the issuance of this Form 10-K. Investors in the 2nd 2016 Unit Offering have an exchange right, that under certain circumstances permits such investors to exchange their investment in the 2nd 2016 Unit Offering into subsequent financings until December 30, 2017 with an exchange ratio of 1.2 times the amount invested in the 2nd 2016 Unit Offering and under certain circumstances, a ratio of 1.4.

The exchange right permits the investors to exchange into a subsequent debt offering. The Company accounts for non-permanent equity as a liability and such portion of that liability due or to be outstanding for one year or less as a current liability. The Company has determined that until the earlier of the completion of aggregate subsequent financings of at least $15 million or December 30, 2017, because the exchange right permits an exchange into a subsequent debt instrument, this financing should be accounted for as non-permanent equity and has therefore classified the total amount of the gross proceeds of the offering as a current liability.

Subsequent to December 31, 2016, the Company sold units in an initial closing of a private placement (“2017 Unit Offering”) on March 10, 2017 and in a subsequent closing on March 28, 2017. There may be subsequent closings until March 31, 2017 unless extended until June 30, 2017. The maximum amount that the Company may offer in the 2017 Unit Offering is $1,500,000. The gross proceeds of the initial closing were $50,000 and of the second closing were $300,000. Units are comprised of one share of Common Stock and one Common Stock Purchase Warrant. The unit purchase price was $2.50. Warrants are exercisable at $2.75 per share of Common Stock until December 31, 2021. The warrants have a cashless exercise provision, “blocker” provisions similar to those described above and may be redeemed or called by the Company for a price of $0.001 per share if the closing price of the Company’s Common Stock is equal to or greater than 200% of the unit purchase price or $5.00 for five consecutive trading days. Investors in the 2017 Unit Offering have an exchange right, that under certain circumstances permits such investors to exchange their investment in the 2017 Unit Offering into subsequent equity financings (that would be accounted for in the equity section of the Company’s statement of financial condition under U.S. Generally Accepted Accounting Principles and the accounting rules and policies of the SEC) until December 30, 2017 with an exchange ratio of 1.2 times the amount invested in the 2017 Unit Offering and, under certain circumstances, a ratio of 1.4.

In addition, the Company received $155,200 in respect to several notes issued to officers in January and September 2016.

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

Operating Activities. For the year ended December 31, 2016, operating activities utilized cash of $1,328,684, as compared to utilizing cash of $1,296,100 for the year ended December 31, 2015, to support the Company’s ongoing operations, including legal and accounting fees and costs related to the preparation of financial statements and SEC filings, research and development activities, patent fees and related legal costs, and settlement agreements.

Investing Activities. The Company did not generate cash from investing activities in 2016. During the year ended December 31, 2015, investing activities utilized $2,497 for the acquisition of equipment.

Financing Activities. For the year ended December 31, 2016, financing activities generated cash of $1,367,525 of which $494,985 was from the sale of units, $762,240 was from the note and unit exchange transactions, $155,200 was proceeds from notes issued to officers, all of which was partially offset by principal paid on short term notes of $39,602 and cash remitted in lieu of issuing fractional shares in respect to our reverse stock split totaling $1,298. For the year ended December 31, 2015, financing activities generated cash of $1,189,044, consisting of $1,194,710 in proceeds from the common stock and warrant unit financing, $210,000 in proceeds from the convertible note and warrant financing and $40,000 in proceeds from a note payable issued to the Company’s Chairman and then Chief Executive Officer, partially offset by principal paid on other notes payable of $95,152, the payment of financing costs of $120,514 relating to various financings, and the repayment of the $40,000 note payable from the Company’s Chairman and then Chief Executive Officer.

On April 17, 2016, the remaining outstanding shares of Series G 1.5% Convertible Preferred Stock were automatically and mandatorily redeemed by conversion into shares of Common Stock at a conversion price of $1.0725 per share, which did not generate any new capital for the Company.

Principal Commitments

Employment Agreements

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso to be its new President and Chief Executive Officer. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded Dr. Manuso stock options to purchase a total of 261,789 shares of common stock, of which options for 246,154 shares were granted pursuant to the Company’s 2015 Plan and options for 15,635 shares were granted pursuant to the Company’s 2014 Plan. The stock options vested 50% on August 18, 2015 (at issuance), 25% on February 18, 2016, and 25% on August 18, 2016, and will expire on August 18, 2025. The exercise price of the stock options was established on the grant date at $6.4025 per share, which is equal to the simple average of the most recent four full trading weeks, weekly Volume Weighted Average Prices (“VWAPs”) of the Company’s common stock price immediately preceding the date of grant as reported by the OTC markets, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $7.02 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $1,786,707. Additional information with respect to other provisions of the employment agreement is provided in the Company’s Consolidated Financial Statements at Note 9.

On August 18, 2015, the Company also entered into employment agreements with Dr. Arnold S. Lippa, its new Chief Scientific Officer, Robert N. Weingarten, its Vice President and Chief Financial Officer, and Jeff E. Margolis, its Vice President, Treasurer and Secretary. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded to each of those officers stock options to purchase a total of 30,769 shares of common stock pursuant to the Company’s 2015 Plan. The stock options vested 25% on December 31, 2015, 25% on March 31, 2016, 25% on June 30, 2016, and 25% on September 30, 2016, and will expire on August 18, 2022. The exercise price of the stock options was established on the grant date at $6.4025 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by the OTC Markets, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $7.0200 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $609,000. During the years ended December 31, 2016 and 2015, the Company recorded charges to operations of $569,222 and $1,223,772, respectively, with respect to these stock option and the stock options issued to Dr. Manuso described in the prior paragraph. Additional information with respect to other provisions of the employment agreement is provided in the Company’s Consolidated Financial Statements at Note 9.

In February 2017, Robert N. Weingarten resigned as the Company’s Vice President and Chief Financial Officer and resigned as a member of the Company’s Board of Directors. The Board of Directors accepted Mr. Weingarten’s resignation and appointed Mr. Margolis to the additional title of Interim Chief Financial Officer. Other than the additional title and responsibilities, there were no changes to Mr. Margolis’ compensation arrangements. Mr. Weingarten remains a consultant to the Company.

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

On March 31, 2016, the Board of Directors of the Company awarded stock options for a total of 523,075 shares of common stock in various quantities to twelve individuals who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan. The stock options vested 25% on each of March 31, 2016, June 30, 2016, September 30, 2016, and December 31, 2016, and will expire on March 31, 2021. The exercise price of the stock options was established on the grant date at $7.3775 per share, which was the closing market price of the Company’s common stock on such date. The aggregate grant date fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was $3,774,000. During the three months and nine months ended September 30, 2016, the Company recorded a charge to operations of $844,650 and $2,686,800, respectively, with respect to these stock options.

On September 12, 2016, the Company entered into an agreement for consulting services, which provided for the payment of a fee through the grant of a non-qualified stock option to purchase a total of 2,608 shares of common stock pursuant to the Company’s 2015 Plan. The stock option was fully vested on the date of grant and will expire on September 12, 2021. The exercise price of the stock option was established on the grant date at $5.7500 per share, which was the closing market price of the Company’s common stock on the date of grant. The aggregate grant date fair value of the stock option, calculated pursuant to the Black-Scholes option-pricing model, was $14,384, which was charged to operations on the date of grant.

On January 17, 2017, the Board of Directors of the Company awarded stock options for a total of 395,000 shares of Common Stock in various quantities to seventeen individuals or their designees pursuant to the Company’s 2015 Plan. The individuals are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors or outside service providers. The stock options vested 25% on the date of the grant, and will vest 50% on March 31, 2017 and 25% on June 30, 2017, and are exercisable for five years at $3.90 per share of Common Stock.

Information with respect to the issuance of common stock options in connection with the settlement of debt obligations and as payment for consulting services is provided in the Company’s Consolidated Financial Statements at Note 5.

Information with respect to common stock awards issued to officers and directors as compensation is provided above under “Common Stock.”

Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of stock-based compensation is provided in the Company’s Consolidated Financial Statements at Note 2.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The minimum annual royalty of $100,000 was paid as scheduled in December 2015 and 2016, respectively. In the year after the first application for market approval is submitted to the FDA and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000. The Company recorded a charge to operations of $100,000 with respect to its 2015 minimum annual royalty obligation, which is included in research and development expenses in the Company’s consolidated statement of operations for the year ended December 31, 2015.

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

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (approximately US$108,000), consisting of approximately CAD$85,000 (approximately US$63,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (approximately US$15,000). All but approximately US$16,000 of the total consideration has paid directly or in-kind. The conversion to US dollars above utilizes an exchange rate of approximately US$0.76 for every CAD$1.00.

The University of Alberta received matching funds through a grant from the Canadian Institutes of Health Research in support of the research. The Company will retain the rights to research results and any patentable intellectual property generated by the research. Dr. John Greer, Ph.D., Chairman of the Company’s Scientific Advisory Board and faculty member of the Department of Physiology, Perinatal Research Centre, and Women & Children’s Health Research Institute and Alberta Innovates Health Sciences Senior Scientist with the Neuroscience and Mental Health Institute at the University of Alberta, will collaborate on this research. The studies are expected to be completed in 2016.

Duke University Clinical Trial Agreement

On January 27, 2015, the Company entered into a Clinical Study and Research Agreement (the “Agreement”) with Duke University to develop and conduct a protocol for a program of clinical study and research at a total cost of $50,579, which was completed in March 2015. On October 30, 2015, the Agreement was amended to provide for certain additional services related to the Company’s Phase 2A clinical trial of CX1739. The commencement of this clinical trial was subject to resolution of two deficiencies raised by the FDA in its clinical hold letter issued in November 2015, which were satisfactorily resolved in early 2016, as a result of which the FDA removed the clinical hold on the Company’s IND for CX1739 on February 25, 2016, thus allowing for the initiation of the clinical trial. During March 2016, upon receiving unconditional approval from the Institutional Review Board of the Duke Clinical Research Unit, this Phase 2A clinical trial at Duke University School of Medicine was initiated. The Company incurred $602,642 of direct costs in 2016 with respect to this clinical trial, which was completed in 2016.

Sharp Clinical Services, Inc. Agreement

On August 31, 2015, the Company entered into an agreement with Sharp Clinical Services, Inc. to provide packaging, labeling, distribution and analytical services for the Company with respect to CX1739. The Company incurred $83,081 of such services in 2016.

Contractual Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, aggregating $2,251,324.

	Payments Due By Year
	Total	2017	2018	2019	2020	2021

Research and development contracts	$52,801	$52,801	$—	$—	$—	$—
Clinical trial agreements	26,773	26,773	—	—	—	—
License agreements	500,000	100,000	100,000	100,000	100,000	100,000
Employment and consulting agreements*	1,671,750	1,106,100	565,650	—	—
Total	$2,251,324	$1,285,674	$665,650	$100,000	$100,000	$100,000

*The payment of such amounts is subject to the Company reaching certain financing milestones, as described above.

Off-Balance Sheet Arrangements

At December 31, 2016, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company failed to complete and file various periodic reports in 2012, 2013 and 2014 in a timely manner because the Company’s accounting and financial staff had resigned by October 26, 2012 and its financial and accounting systems had been shut-down at December 31, 2012. Current management, two of whom joined the Company in March 2013, has been focusing on developing replacement controls and procedures that are adequate to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. Current management has instituted a program to reestablish the Company’s accounting and financial staff and install new accounting and internal control systems, and has retained accounting personnel, established accounting and internal control systems, addressed the preparation of delinquent financial statements, and worked diligently to bring current delinquent SEC filings as promptly as reasonably possible under the circumstances. The Company is current in its SEC periodic reporting obligations, but as of the date of the filing of this Annual Report on Form 10-K, the Company had not yet completed the process to establish adequate internal controls over financial reporting. In February 2017, the Company’s Chief Financial Officer resigned and one of the existing officers was appointed Interim Chief Financial Officer. The Company has not completed its search for a permanent replacement.

In addition, in July 2015, the Company determined that it had inadvertently omitted to record charges from, and a related liability to, a third party vendor for research and development services rendered during the three months ended March 31, 2015, in part as a result of the delayed receipt of information and invoicing from the vendor. Accordingly, the Company amended its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 to restate its condensed consolidated financial statements as of and for the three months ended March 31, 2015, and to amend the related footnotes and other disclosures included therein. The Company has instituted certain additional internal control procedures to prevent a recurrence of such an event. No such event occurred in 2016.

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

Our management, consisting of our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting as of December 31, 2016 based on the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, and taking into account the operating structure of the Company as it has existed from October 2012 through December 2016, as well as the various factors discussed herein, our management has concluded that material weaknesses in the Company’s internal control over financial reporting existed as of December 31, 2016, as a result of which our internal control over financial reporting was not effective at December 31, 2016.

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

Changes in Internal Control over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal interim financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the fourth quarter of the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management has made this determination after considering the effect of the resignation of the Company’s Vice President and Chief Financial Officer in February 2017 and his replacement with an existing member of management, who has taken on the additional responsibilities of Interim Chief Financial Officer.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The names of each of the directors and certain biographical information about them are set forth below:

Name	Age	Director Since	Principal Occupation

James S.J. Manuso, Ph.D.	68	2015	President, Chief Executive Officer and Vice Chairman of the Company

Arnold S Lippa, Ph.D.	70	2013	Chief Scientific Officer and Chairman of the Board of the Company

Jeff E. Margolis	61	2013	President of Aurora Capital LLC

Robert N. Weingarten – resigned February 2017	64	2013	Business and financial consultant and advisor

James Sapirstein, RPh. M.B.A.	55	2014	CEO ContraVir Pharmaceuticals, Inc.

Kathryn MacFarlane, PharmD	51	2014	Owner and Managing Partner of SmartPharma LLC

James S. J. Manuso, Ph.D.: Dr. Manuso is the former Chairman of the Board of Directors and Chief Executive Officer of Astex Pharmaceuticals, Inc. (“Astex”) (NASDAQ: ASTX), having served in such positions from July 2011 through October 2013. Dr. Manuso had previously served as the President and Chief Executive Officer, as well as Chairman of the Board of Directors, of Astex (formerly SuperGen, Inc.: NASDAQ: SUPG) from January 2004 to July 2011, and as a director of Astex since February 2001. Dr. Manuso currently serves on the board of directors of privately-held KineMed, Inc. Previously, Dr. Manuso served on the boards of directors of The Biotechnology Industry Organization (BIO) and its Health Section Governing Board, Novelos Therapeutics, Inc. (NVLT.OB; now Cellectar Biosciences, Inc.), Symbiontics, Inc., Quark Pharmaceuticals, Inc., EuroGen, Ltd. (London, UK), where he was chairman, and other industry companies.

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

Robert N. Weingarten-resigned February 2017: Mr. Weingarten is an experienced business consultant and advisor with an ongoing consulting practice. Since 1979 he has provided financial consulting and advisory services to numerous public companies in various stages of development, operation or reorganization. Mr. Weingarten received a B.A. Degree (Accounting) from the University of Washington in 1974, and an M.B.A. Degree (Finance) from the University of Southern California in 1975. Mr. Weingarten is a Certified Public Accountant (inactive) in the State of California. Mr. Weingarten was appointed as a director of Staffing 360, Inc. on February 25, 2014 and resigned this position on April 20, 2014. Mr. Weingarten was the Non-Executive Chairman of New Dawn Mining Corp. (“New Dawn”) from August 31, 2005 through September 30, 2010, and was named the Executive Chairman of New Dawn in October 2010. On July 8, 2010, Mr. Weingarten was appointed to the board of directors of Central African Gold Limited (formerly known as Central African Gold Plc and listed on the Alternative Investment Market of the London Stock Exchange at that time). Central African Gold Limited is an indirect, wholly-owned subsidiary of New Dawn. Both New Dawn and Central African Gold Limited have ceased to be publicly traded reporting companies in their respective jurisdictions. Since June 30, 2015, Mr. Weingarten has served as a director of Guardion Health Sciences, Inc., a company that on February 11, 2016 filed a registration statement on Form S-1 with the SEC. Mr. Weingarten is a Certified Public Accountant (inactive) in the State of California.

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

James Sapirstein, RPh. M.B.A.: Mr. Sapirstein has been the Chief Executive Officer and director of ContraVir Pharmaceuticals, Inc., a public reporting company, since March 20, 2014. Prior to joining Contravir, Mr. Sapirstein served as the Chief Executive Officer of Alliqua Biomedical, Inc., a public reporting company. He is considered a start-up and turnaround specialist, with 30 years of pharmaceutical and biotechnology industry experience. He was a founder and Chief Executive Officer and President of Tobira Therapeutics, Inc. from October 2006 to April, 2011, a company that was recently approved for listing on NASDAQ. At Tobira Therapeutics, Inc. Mr. Sapirstein led an experienced biotechnology development team. He has launched several HIV/AIDS agents worldwide during his career in the biotechnology and pharmaceutical industry. Mr. Sapirstein was with Bristol-Myers Squibb from 1996-2000. While at Bristol-Myers Squibb he served as the Head of the International HIV business as well as working in its Infectious Disease marketing teams. In 2002, he accepted the position of Executive Vice President for Serono Laboratories, where he led a team of over 100 professionals in the HIV and pediatric growth hormone business. He had held positions at Gilead Sciences (where he was responsible for the product Viread®), Bristol-Myers Squibb, Hoffmann-LaRoche Ltd. and Eli Lilly and Company. He serves as a member of the Advisory Board at MusclePharm Corp., a public reporting company and a member of the Board of Directors of Clinical Supplies Management, Inc., a private company. He currently serves as an Advisory Board Director at the Fairleigh Dickinson School of Pharmacy. Mr. Sapirstein previously served as a Director of Tobira Therapeutics, Inc. as well as a Director of Alliqua, Inc. He is also Chairman of BioNJ and a Board director for BIO, where he Board sits on both the Health Section Governing Board and Emerging Companies Section Governing Board. Mr. Sapirstein received his Pharmacy degree from the Ernest Mario School of Pharmacy at the Rutgers University, and his Masters of Business Administration degree from Farleigh Dickinson University.

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

Kathryn MacFarlane, PharmD: Kathryn MacFarlane has over 25 years of experience in the pharmaceutical industry with expertise in marketing, new product planning, and commercialization. She is currently an owner and Managing Partner of SmartPharma LLC, a pharmaceutical consulting firm specializing in commercial consulting for emerging pharmaceutical companies. Dr. MacFarlane is an Affiliate Faculty member to the Purdue School of Pharmacy, where she was named a Distinguished Alumna in 1999, and in 2012, she was named the Eaton Entrepreneur of the Year. She has completed a Postdoctoral Fellowship in Industrial Pharmacy Practice with Rutgers University and Hoffmann-LaRoche. MacFarlane currently serves on the Purdue University School of Pharmacy Dean’s Advisory Council and is a Founding Member and Advisor to IPhO. She also serves on the Board of Directors for INMED Partnerships for Children, an NGO dedicated to providing food security and health services to women and children. MacFarlane received her Bachelor of Science in Pharmacy and Doctor of Pharmacy degrees from Purdue University. She also serves as Senior Vice President of Commercial Development for Napo Pharmaceuticals. Her expertise includes market assessment and commercial planning for products in development as well as evaluating products for licensing or acquisition. Prior to Napo Pharmaceuticals, Dr. MacFarlane was the Chief Commercial Officer of Agile Therapeutics. Before joining Agile Therapeutics, Dr. MacFarlane served as President and CEO at Xintria Pharmaceutical Corporation, a private company from 2006 through 2007, a company for which Arnold S. Lippa and Jeff E. Margolis served as officers and directors and prior to that, served as Vice President of Women’s Health and New Product Planning at Warner Chilcott from 2001 through 2006, now part of Activis plc. She had responsibility for the launches of Lipitor®, Celexa®, and Loestrin® 24. She has completed a Postdoctoral Fellowship in Industrial Pharmacy Practice with Rutgers University and Hoffmann-LaRoche.

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

Executive Officers

Each executive officer of the Company serves at the discretion of the Board of Directors. The names of the Company’s executive officers are set forth below. At December 31, 2016, each of our executive officers except Richard Purcell was also a member of our board of directors, and the biographical information of those officers appears above in the immediately prior section.

Name	Position with Company
James S.J. Manuso, Ph.D.	President, Chief Executive Officer and Vice Chairman
Arnold S. Lippa, Ph.D.	Chief Scientific Officer and Chairman of the Board
Jeff E. Margolis	Vice President, Secretary and Treasurer and also Interim Chief Financial Officer (beginning February 2017)
Robert N. Weingarten-resigned February 2017	Vice President and Chief Financial Officer
Richard Purcell	Senior Vice President of Research and Development

Richard Purcell: In addition to his role at the Company, Richard Purcell (Age: 56), manages a consulting firm, DNA Healthlink, Inc. through which he is contracted as the President of intelliSantè, Inc., a private company. He is also the Senior Vice President of Generex Biotechnology. He is a biopharmaceutical development specialist, with extensive experience in providing consulting services to financial, venture capital, and start-up companies to concentrate on new business strategy and clinical development of novel compounds. Previously, Mr. Purcell was president of ClinPro, Inc., a mid-sized clinical research organization (“CRO”), where he led this full-service, technology driven CRO specializing in Phase I, II, and III clinical trial management. His work included the design and implementation of a number of early stage clinical development programs. Prior to joining ClinPro, Mr. Purcell worked for SCP Communications, a medical communications company, where he served as Corporate Vice President and General Manager of the Clinical Programs Division. Mr. Purcell previously headed the Life Sciences Consulting Group for Kline and Company. Mr. Purcell started his career as a molecular biologist, where he developed and patented a second generation TPA (tissue plasminogen activator) with increased half-life. He has also conducted primary research and published manuscripts on the topics of AIDS and immunomodulators. Mr. Purcell graduated with a degree in Biochemical Sciences from Princeton University, and attended Rutgers Graduate School of Management focusing in marketing and finance.

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

Based solely on the Company’s review of the copies of these reports received by it and written representations received from certain of the reporting persons with respect to the filing of reports on Forms 3, 4 and 5, the Company believes that all such filings required to be made by the reporting persons for the fiscal year ended December 31, 2016 were made on a timely basis., except (i) the initial Form 3 and Form 4 in connection with the transfer of Series G preferred stock to the Arnold Lippa Family Trust of 2007, causing it to become a 10% holder on a fully diluted basis, Form 4s in connection with subsequent acquisitions by the Trust or its subsidiaries of certain warrants in connection with various offerings of the Company, and any Form 3 or Form 4 that may be required for any of the beneficial holders listed in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Item 11. Executive Compensation

Summary Compensation Table for 2016

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2016, 2015 and 2014. The information contained under the heading “Stock Awards” for all named executive officers includes the estimated value of equity awards using the Black-Scholes option-pricing model and does not reflect actual cash payments or actual dollars awarded.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
James S. J. Manuso, Ph.D President,	2016	421,350		588,300		1,009,650
Chief Executive Officer and	2015	146,060		1,786,707		1,932,767
Vice Chairman

Arnold S Lippa, Ph.D. Executive	2016	339,800		532,800		872,600
Chairman and Chief Scientific Officer	2015	138,197	75,000	461,000		674,197

Jeff E. Margolis Vice President, Secretary, Treasurer and, as of February 2017, Interim Chief Financial Officer	2016	216,600		532,800		749,400
	2015	95,576	60,000	461,000		616,576

Robert N. Weingarten Vice President,	2016	216,600		532,800		749,400
Chief Financial Officer	2015	95,576	60,000	461,000		616,576

(1)

On March 31, 2016, the Board of Directors of the Company awarded non-qualified stock option with respect to a total 523,085 shares of common stock, of which 303,080 the four named executive officers who were also directors of the Company at the time, and options for 61,539 for an additional officer and 30,770 to each of the two independent directors, as well as 30,770 to the Chairman of the Scientific Advisory Board. The remaining 66,156 were granted to advisors. These award were made with an exercise price of $7.3775, as compared to the closing market price of the Company’s common stock on such date of $7.3669 reflecting an exercise price premium per share of $0.0106 or 0.14%. These awards were made to those individuals on that date as partial compensation for services rendered through December 31, 2016. During the year ended December 31, 2016, the Company recorded an aggregate charge to operations of $2,186,700 with respect to these stock options awarded to named executive officers, reflecting the grant date fair value of the stock options calculated pursuant to the Black-Scholes option-pricing model.

On June 30, 2015, the Board of Directors of the Company awarded non-qualified stock options with respect to a total of 169,232 shares of common stock of the Company, consisting of options for 46,154 shares to each of the Company’s three executive officers at that time, who were also all of the directors of the Company at that time, and options for 6,154 shares to each of five others including the Company’s two independent directors. These awards were made with an exercise price of $8.125 per share, as compared to the closing market price of the Company’s common stock on such date of $5.6875 per share, reflecting an exercise price premium of $2.4375 per share or 42.9%. These awards were made to those individuals on that date as partial compensation for services rendered through December 31, 2015. During the year ended December 31, 2015, the Company recorded an aggregate charge to operations of $774,000 with respect to these stock options awarded to named executive officers, or $258,000 per individual, reflecting the grant date fair value of the stock options calculated pursuant to the Black-Scholes option-pricing model.

Subsequently, on August 18, 2015, the Company awarded stock options to certain officers and independent directors to purchase an aggregate of 156,927 shares of common stock of the Company, consisting of options for 30,770 shares to each of the Company’s three executive officers at that time (excluding Dr. Manuso who is discussed separately below), who were also all of the directors of the Company at that time, and options for 9,231 shares to each of seven others, including the Company’s two independent directors. The exercise price of the stock options was established on the grant date at $6.396 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by OTC Markets, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $6.6883 per share. The stock options were awarded partially as compensation for those individuals through December 31, 2015 and partially as 2016 compensation. During the year ended December 31, 2015, the Company recorded an aggregate charge to operations of $201,510 with respect to these stock options, or $67,170 per individual. The balance of the total aggregate amount of $609,000 ($203,000 per individual) reflecting the grant date fair value of the stock options calculated pursuant to the Black-Scholes option-pricing model, was recorded as a charge to operations in 2016.

Pursuant to his employment agreement, upon commencement of his employment with the Company, Dr. Manuso received options with respect to 261,789 shares of the company, of which 15,635 were incentive stock options. The options have a term of 10 years and vest 50% on the Effective Date (as defined in the employment agreement, 25% on the date six months after the Effective Date and 25% on the first Anniversary of the effective date. The exercise price of the stock options was established on the grant date at $6.396 per share, which is equal to the simple average of the most recent four full trading weeks, weekly Volume Weighted Average Prices (“VWAPs”) of the Company’s common stock price immediately preceding the date of grant as reported by OTC Markets, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $6.6883 per share. During the year ended December 31, 2015, the Company recorded an aggregate charge to operations of $1,223,772 with respect to these stock options. The balance of the total aggregate amount of $1,786,707, reflecting the grant date fair value of the stock options calculated pursuant to the Black-Scholes option-pricing model was recorded as a charge to operations in 2016.

On April 14, 2014, the Board of Directors of the Company awarded a total of 175,386 shares of common stock of the Company, including awards of 46,154 shares to each of the Company’s three executive officers, who were also all of the directors of the Company at that time, and 12,308 shares and 24,616 shares to two other individuals. The individual who received the 24,616 shares was an associated person of Aurora Capital LLC, a related party. These awards were made to those individuals on that date as compensation for services rendered through March 31, 2014. As the initial closing of the Series G 1.5% Convertible Preferred Stock was completed on March 18, 2014, and such closing represented approximately 81% of the total amount of such financing, the Company’s Board of Directors determined that it was appropriate at that time to compensate such officers for the period since they joined the Company in March and April 2013 through March 31, 2014. Such compensation was concluded on April 14, 2014 with the issuance of the aforementioned stock awards. Accordingly, as a result of these factors, the fair value of these stock awards of $2,280,000, $600,000 for each of the executive officers, was charged to operations effective as of March 18, 2014. The stock awards were valued at $13.00 per share, which was the closing price of the Company’s common stock on March 18, 2014.

Subsequently, on July 17, 2014, the Company awarded stock options to purchase an aggregate of 46,155 shares of common stock of the Company, consisting of options for 15,385 shares to each of the Company’s three executive officers at an exercise price of $16.25 per share, as compared to the closing market price of the Company’s common stock on such date of $14.30 per share, reflecting an exercise price premium of $1.95 per share or 13.6%. The stock options were awarded as compensation for those individuals through December 31, 2014. During the year ended December 31, 2014, the Company recorded an aggregate charge to operations of $655,500 with respect to these stock options, or $218,500 per individual, reflecting the grant date fair value of the stock options calculated pursuant to the Black-Scholes option-pricing model.

(2)	In accordance with Securities and Exchange Commission rules, “Other Annual Compensation” in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits was less than $10,000.

Narrative to Summary Compensation Table

In 2016, no bonuses, performance or otherwise, were awarded. In 2015 bonuses were awarded and accrued, but not paid, to named executive officers in the following amounts as of June 30 2015: Arnold S. Lippa - $75,000, Jeff E. Margolis - $60,000, Robert N. Weingarten - $60,000.

The options that were awarded to our named executive officers in March 2016, vested 25% on each of March 31, 2016 (at issuance), June 30, 2016, September 30, 2016 and December 31, 2016, thus all options granted on that date had vested by December 31, 2016. The options that were awarded to our named executive officers in June 2015 vested in three installments, 50% on June 30, 2015 (at issuance), 25% at September 30, 2015, and 25% at December 31, 2015, and expire on June 30, 2022. The options that were awarded to our named executive officers in August 2015 vest in four equal installments on December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016, and expire on August 18, 2022. These awards were made under the Company’s 2015 Stock and Stock Option Plan. Accordingly, the options will provide a return to the named executive officer only if the market price of the Company’s common stock appreciates over the option term. In 2014, the Company awarded stock options to purchase an aggregate of 46,155 shares of common stock of the Company, consisting of options for 15,385 shares to each of the Company’s three named executive officers at an exercise price of $16.25 per share, as compared to the closing market price of the Company’s common stock on such date of $14.30 per share, reflecting an exercise price premium of $1.95 per share or 13.6%.

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

On June 30, 2015, the Board of Directors of the Company awarded non- qualified stock options with respect to a total of 169,231 shares of common stock of the Company, consisting of options for 46,154 shares to each of the Company’s three executive officers at that time, who were also all of the directors of the Company at that time, and options for 6,154 shares to each of five others including the Company’s two independent directors. These awards were made to those individuals on that date as partial compensation for services rendered through December 31, 2015. Subsequently, on August 18, 2015, the Company awarded stock options to certain officers and independent directors to purchase an aggregate of 15,693 shares of common stock of the Company, consisting of options for 30,770 shares to each of the Company’s three executive officers at that time (excluding Dr. Manuso who is discussed separately below), who were also all of the directors of the Company at that time, and options for 9,271 shares to each of seven others, including the Company’s two independent directors. The stock options were awarded partially as compensation for those individuals through December 31, 2015 and partially as 2016 compensation.

Pursuant to his employment agreement, upon commencement of his employment with the Company, Dr. Manuso received options with respect to 261,789 shares of the company, of which 14,313 were incentive stock options. The options have a term of 10 years and vest 50% on the Effective Date (as defined in the employment agreement, 25% on the date six months after the Effective Date and 25% on the first Anniversary of the effective date. This award was made to Dr. Manuso on that date as partially as compensation through December 31, 2015 and partially as 2016 compensation.

On April 14, 2014, the board of directors of the Company awarded a total of 57,000,000 shares of common stock of the Company, including awards of 46,154 shares to each of the Company’s three executive officers, who were also all of the directors of the Company at that time, and 12,308 shares and 22,536 shares to two other individuals. These awards were made to those individuals on that date as compensation for services rendered through March 31, 2014. Subsequently, on July 17, 2014, the Board approved an award to each of these named executive officers of options to purchase 15,385 shares of the company’s common stock, as described above, in compensation for the balance of 2014 following the stock award.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning outstanding equity awards at December 31, 2016, made by The Company to its named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
James S. D. Manuso	261,789	0	0	$6.396	8/18/25
	81,539	0	0	$7.3775	3/31/21
Arnold S. Lippa	46,154	0	0	$8.125	6/30/22
	30,769	0	0	$6.396	8/18/22
	73,847	0	0	$7.3775	3/31/21
	15,385	0	0	$16.25	7/17/19
Jeff E. Margolis	46,154	0	0	$8.125	6/30/22
	30,769	0	0	$6.396	8/18/22
	73,847	0	0	$7.3775	3/31/21
	15,385	0	0	$16.25	7/17/19
Robert N. Weingarten	46,154	0	0	$8.125	6/30/22
	30,769	0	0	$6.396	8/18/22
	73,847	0	0	$7.3775	3/31/21
	15,385	0	0	$16.25	7/17/19

At December 31, 2016, there were 841,793 options outstanding to named executive officers all of which had vested. In addition, there were outstanding option awards as of December 31, 2016 with two former officers of the Company as set for the below:

●	On July 17, 2012, pursuant to a severance agreement amended in connection with the merger transaction with Pier, Roger G. Stoll, Ph.D. was issued fully-vested, ten-year options to purchase a total of 9,488 shares of the Company’s common stock at an exercise price of $19.50 per share, which was in excess of the closing price of the Company’s common stock on the closing date of the merger. Dr. Stoll left the Company in August 2012.

●	On August 10, 2012, pursuant to a severance agreement amended in connection with the merger transaction with Pier, James H. Coleman was issued fully-vested, ten-year options to purchase a total of 7,026 shares of the Company’s common stock at an exercise price of $0.1950 per share, which was in excess of the closing price of the Company’s common stock on the closing date of the merger. Mr. Coleman left the Company in August 2012.

OPTION EXERCISES AND STOCK VESTED FOR 2016

None of the Company’s named executive officers exercised any options to purchase shares of the Company’s common stock during the year ended December 31, 2016. All unvested option awards as of December 31, 2015 vested during 2016 and therefore there were no unvested option awards as of December 31, 2016. As of December 31, 2016, collectively, the named executive officers, held options to purchase 841,793 shares of the Company’s common stock, all of which had vested, at an exercise prices ranging from $5.6875 – $16.2500 per share.

Employment Agreements – Termination or Change in Control

The Company’s named executive officers James S. Manuso, Arnold S. Lippa, Ph.D., Jeff E. Margolis and Robert N. Weingarten (each an “Executive”), entered into employment agreements with the Company on August 18, 2015. Upon entering into such agreements, the Company disclosed these agreements and filed them as exhibits on a Current Report on Form 8-K filed August 19, 2015. That 8-K was subsequently amended by an 8-K/A filing dated November 2, 2016, to correct an aspect of Dr. Manuso’s compensation. Following is a summary of the arrangements that provide for payment to a named executive officer at, following or in connection with any termination, including resignation, retirement or other termination, or in connection with a change of control or a change in the named executive officer’s responsibilities following a change in control. Robert N. Weingarten resigned, thus terminating his employment agreement in February 2017.

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

Concurrently with their appointment as directors, each of James Sapirstein and Kathryn MacFarlane received 6,154 shares of common stock of the Company, which vested 50% upon appointment, 25% on September 30, 2014, and 25% on December 31, 2014. These stock awards were valued at $15.925 per share, which was the closing price of the Company’s common stock on September 3, 2014, and the Company recorded a charge to operations of $196,000 in the aggregate, $98,000 per individual, with respect to these stock awards for 2014.

In June 2015, each of James Sapirstein and Kathryn MacFarlane received options to purchase 6,154 shares of common stock of the Company at an exercise price of $8.125 per share, which vested 50% on June 30, 2015, 25% on September 30, 2015 and 25% on December 31, 2015.

In August 2015, each of James Sapirstein and Kathryn MacFarlane received options to purchase an additional 9,231 shares of common stock of the Company at an exercise price of $6.4025 per share, which vested 25% on December 31 2015, 25% on March 31, 2016, 25% on June 30, 2016 and 25% on September 30, 2016. The stock options were awarded in August partially as compensation for those individuals through December 31, 2015 and partially as 2016 compensation. During the year ended December 31, 2015, the Company recorded an aggregate charge to operations of $40,300 with respect to these stock options, or $20,150 per individual. The balance of the total aggregate amount of 376 (188 per individual) reflecting the grant date fair value of the stock options calculated pursuant to the Black-Scholes option-pricing model, will be recorded as a charge to operations in 2016.

In March 2016, each of James Sapirstein and Kathryn MacFarlane received options to purchase 30,769 shares of common stock of the Company at an exercise price of $7.3669 per share, which vested 25% on each of March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016. The stock options were awarded as compensation for 2016. During the year ended December 31, 2015, the Company recorded an aggregate charge to operations of $444,000 with respect to these stock options, or $222,000 per individual.

Director Summary Compensation Table

The following table shows the compensation received by the non-employee members of our board of directors for the year ended December 31, 2016. Directors who are also employees/officers of the Company did not receive any additional compensation for services as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Total ($)
James Sapirstein	0	0	$222,000	$222,000
Kathryn MacFarlane	0	0	$222,000	$222,000

(1)	Value of option awards with respect to (i) 30,769 share with and exercise price of $7.3669 as described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of December 31, 2016, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers, and (iv) all of the Company’s executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of common stock indicated. In computing the number and percentage ownership of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of December 31, 2016 pursuant to options, warrants or other rights are considered as outstanding, while these shares are not considered as outstanding for computing the percentage ownership of any other person or group.

Directors, Officers and 5% Stockholders(1)	Number of Shares of Beneficial Ownership of Common Stock	Percent of Class
Arnold Lippa Family Trust of 2007(2)	449,251	19.4%

Dariusz Naziek(3) 55 Hardwick Lane Wayne, NJ 07470	212,764	9.7%

DIRECTORS AND OFFICERS

James S. J. Manuso, Ph.D.(4)	466,153	18.3%

Jeff E. Margolis(5)	217,565	9.4%

Robert N. Weingarten(6)	212,308	9.2%

Arnold S. Lippa, Ph.D.(7)	16,880	0.8%

James Sapirstein(8)	52,307	2.4%

Kathryn MacFarlane(9)	52,307	2.4%

Richard Purcell(10)	83,077	3.7%

All directors and officers as a group	1,100,597	29.9%

(1)	Except as otherwise indicated, the address of such beneficial owner is c/o RespireRx Pharmaceuticals Inc., 126 Valley Road, Suite C, Glen Rock, New Jersey 07452.

(2)

All of these holdings were acquired by Dr. Arnold Lippa and subsequently transferred to the Trust, or are held by an entity owned by the Trust. Dr. Lippa is neither the trustee nor the beneficiary of the Trust. Linda Lippa, his wife, is a beneficiary of the Trust.

(3)

Dr. Nasiek’s holdings include 168,697 shares acquired by the conversion of Series G Convertible Preferred Stock or by exchange of his Covertible Note and the related Warrant and Extension Warrant and by exchange in respect to the 2015 Unit Offering. Dr. Nasiek also holds 44,067 warrants. Some of Dr. Nasiek's holdings are owned jointly with his spouse.

(4)

Dr. Manuso’s holdings include: 73,155 shares of common stock acquired in August 2015 and by exchange of warrants pursuant to an Exchange Agreement in respect to the 2015 Unit Offering as well as 343,328 options to acquire common stock and warrants to acquire 46,670 shares of common stock.

(5)

Mr. Margolis’s holdings other than his 6,993 incentive stock options were transferred to six trusts of which Mr. Margolis is the trustee of three of those trusts and Mr. Margolis’ spouse is the trustee of the other three trusts. In the aggregate, the holdings of the trusts include: (i) 46,565 shares of common stock, (ii) options to acquire an additional 159,162 shares of common stock, and (iii) the 4,845 warrants to purchase shares of common received as an owner of Aurora Capital LLC from the warrants Aurora received as a placement agent in the sale of the Company’s Common Stock and Warrant Financing.

(6)

Mr. Weingarten’s holdings include: (i) 46,153 shares of common stock, and (ii) options to acquire an additional 166,165 shares of common stock. Mr. Weingarten holds these shares and options indirectly through Resource One Group LLC, an entity he controls and well as individually.

(7)	Dr. Lippa’s holdings include: (i) 598 shares of common stock, and (ii) 16,282 warrants to purchase shares of common stock. In addition Dr. Lippa no longer beneficially owns many of the shares of the Company that were initially awarded to him because he has transferred these shares into family trusts, of which he is neither the trustee nor the beneficiary, including the Arnold Lippa Family Trust of 2007 as noted in footnote 2 above. In addition, Dr. Lippa has been awarded options to acquire an additional 15,385 shares of common stock which have been assigned to another family trust for the benefit of other family members. Dr. Lippa is neither the trustee nor the beneficiary of that trust.

(8)	Dr. Sapirstein’s holdings include: (i) 6,153 shares of common stock, and (ii) options to purchase 46,154 shares of common stock.

(9)	Dr. MacFarlane’s holdings include: (i) 6,153 shares of common stock, and (ii) options to purchase 46,154 shares of common stock.

(10)	Dr. Purcell’s holdings include: (i) 6,153 shares of common stock, and (ii) options to purchase 76,294 shares of common stock.

The Company is not aware of any arrangements that may at a subsequent date result in a change of control of the Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2016. In March 2014, the Company’s stockholders approved, by written consent, the Cortex Pharmaceuticals, Inc. 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan, filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 24, 2014. On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2015. The Company amended the 2015 Stock and Stock Option Plan and filed on March 31, 2016 and January 17, 2017 and filed descriptions of such amendments on the Company Current Report on Form 8-K on April 6, 2016 and January 23, 2017. The Company did not present the 2015 Stock and Stock Option Plan to shareholders for approval.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	61,792	(1)(4)	$16,250	63,245

Equity compensation plans not approved by security holders	1,201,935	(2)(3)(4)(5)(6)(7)(8)(9)	$7,624	292,181

Total	1,263,727		$8,046	355,426

(1)

On July 17, 2014, the Board of Directors of the Company awarded stock options to purchase a total of 46,155 shares of common stock of the Company, consisting of options for 15,385 shares to each of the Company’s three executive officers, Dr. Arnold S. Lippa, Jeff E. Margolis and Robert N. Weingarten, who were also all of the directors of the Company at that time. The stock options were awarded as compensation for those individuals through December 31, 2014. The stock options vested in three equal installments on July 17, 2014 (at issuance), September 30, 2014, and December 31, 2014, and expire on July 17, 2019. The exercise price of the stock options was established on the grant date at $16.25 per share, as compared to the closing market price of the Company’s common stock on such date of $14.30 per share, reflecting an exercise price premium of $1.95 per share or 13.6%. These awards were made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan.

(2)

On June 30, 2015, the Company issued fully-vested stock options to purchase 87,913 shares of common stock exercisable at $5.6875 per share for a period of five years in partial payment of an obligation to its current law firm. This issuance was made under the Company’s 2015 Stock and Stock Option Plan.

(3)

On June 30, 2015, the Board of Directors of the Company awarded stock options to purchase a total of 169,232 shares of common stock, consisting of options for 46,154 shares to each of the Company’s then three executive officers, Dr. Arnold S. Lippa, Jeff E. Margolis and Robert N. Weingarten, and options for 6,154 shares to each of five other individuals who are members of management, the Company’s Scientific Advisory Board, or independent members of the Board of Directors. The stock options were awarded as partial compensation for those individuals through December 31, 2015. The stock options vested 50% on June 30, 2015 (at issuance), 25% on September 30, 2015 and 25% on December 31, 2015, and will expire on June 30, 2022. The exercise price of the stock options was established on the grant date at $8.125 per share, as compared to the closing market price of the Company’s common stock on such date of $5.6875 per share, reflecting an exercise price premium of $2.4375 per share or 42.9%. These awards were made under the Company’s 2015 Stock and Stock Option Plan.

(4)	On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso to be its new President and Chief Executive Officer. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded Mr. Manuso stock options to purchase a total of 261,789 shares of common stock, of which options for 246,154 shares were granted pursuant to the Company’s 2015 Stock and Stock Option Plan and options for 15,635 shares were granted pursuant to the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. The stock options vested 50% on August 18, 2015 (at issuance), 25% on February 18, 2016 and 25% on August 18, 2016, and will expire on August 18, 2025. The exercise price of the stock options was established on the grant date at $6.396 per share, which is equal to the simple average of the most recent four full trading weeks, weekly Volume Weighted Average Prices (“VWAPs”) of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $6.6883 per share.

58

(5)

On August 18, 2015, the Company entered into employment agreements with Dr. Arnold S. Lippa, its new Chief Scientific Officer, Robert N. Weingarten, its Vice President and Chief Financial Officer, and Jeff E. Margolis, its Vice President, Treasurer and Secretary. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded to each of those officers stock options to purchase a total of 30,770 shares of common stock pursuant to the Company’s 2015 Stock and Stock Option Plan. The stock options vested 25% on December 31, 2015, 25% on March 31, 2016, 25% on June 30, 2016 and 25% on September 30, 2016, and will expire on August 18, 2022. The exercise price of the stock options was established on the grant date at $6.396 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $6.6883 per share.

(6)	On August 18, 2015, the Board of Directors of the Company awarded stock options for 9,231 shares of common stock to each of seven other individuals who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Stock and Stock Option Plan, representing stock options for a total of 64,617 shares of common stock. The stock options vested 25% on December 31, 2015, 25% on March 31, 2016, 25% on June 30, 2016 and 25% on September 30, 2016, and will expire on August 18, 2020 as to stock options for 27,693 shares of common stock and August 18, 2022 as to stock options for 36,924 shares of common stock. The exercise price of the stock options was established on the grant date at $6.396 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $6.6883 per share.

(7)

On December 11, 2015, the Company entered into a consulting agreement for the provision of investor relations services. The fee for such services was paid through the granting of non-qualified stock options to purchase a total of 8,792 shares of common stock pursuant to the Company’s 2015 Stock and Stock Option Plan. The stock options will vested in equal installments on the last day of each month during the term of the consulting agreement, December 11, 2015 through March 31, 2016, and will expire on December 11, 2020. The exercise price of the stock options was established on the grant date at $6.825 per share, which was the closing market price of the Company’s common stock on the date of grant.

(8)	On March 31, 2016, the Board of Directors of the Company awarded stock options for 81,539 shares of common stock to Dr. James S. Manuso, President and Chief Executive Officer and 73,847 to each of Arnold S. Lippa, Robert N. Weingarten and Jeff E. Margolis, all executive officers as described above. All four individuals are also members of the Board of Directors. The stock options were awarded as compensation for the year 2016. In addition, on that date, Board of Directors of the Company awarded stock options for 30,770 shares of common stock to the two independent members of the Board of Directors, stock options for 61,539 to a service provider who is an executive officer of the Company, but not a member of the Board of Directors as compensation for services for the year 2016, and additional stock options were awared for 96,298 shares of common stock to other service providers. These stock options were awarded as partial or full payment for services. All stock options that were awareded on March 31, 2016 vested 25% upon issuance and 25% on each of June 30, 2016, September 30, 2016 and December 31, 2016. All stock options awarded on March 31, 2016 have an exercise price of $7.3775 per share of common stock and expire on March 31, 2021. The exercise price of $7.3775 as compared to the closing market price of the Company’s common stock on March 31, 2016 of $7.3669 represents a premium of 0.14%. All of these options were awarded pursuant to the Company’s 2015 Stock and Stock Option Plan.

(9)	On September 2, 2016 and September 12, 2016, pursuant to the Company’s 2015 Stock and Stock Option Plan, stock options for 9,830 shares of common stock were awarded to two service providers and vested immediately upon issuance. Stock options for 7,222 shares of common stock have an exercise price of $4.50 per share and stock options for 2,608 shares have an exercise price of $5.75.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

As of December 31, 2016, James Sapirstein, RPh., M.B.A. and Kathryn MacFarlane, PharmD. were “independent directors”, as that term is defined under Section 803 of the NYSE Amex Company Guide. As noted above, as of December 31, 2015, all of the functions of the Audit, Compensation and Governance and Nominations Committees were being performed by the full board of directors.

Transactions with Related Persons

In 2016, the Company engaged in certain transactions with Arnold S. Lippa, our Chairman and Chief Scientific Officer, and certain of his affiliates, and James S. Manuso, our Chief Executive Officer. These transactions have been previously disclosed and are discussed in and Note 1 to our consolidated financial statements for the years ended December 31, 2016 and 2015—Organization and Business Operations—Going Concern and Note 4 to our consolidated financial statements for the years ended December 31, 2016 and 2015—Notes Payable—Advances and Notes Payable to Officers.

In 2012, Aurora Capital LLC provided investment banking services to Pier, a company that the Company acquired by merger on August 10, 2012. For those services, on August 10, 2012 Aurora Capital LLC received 9,144 shares of the Company’s common stock in payment of its fee of $194,950. Both Dr. Arnold S. Lippa and Jeff E. Margolis, officers and directors of the Company since March 22, 2013, have indirect ownership interests in Aurora Capital LLC through interests held in its members, and Jeff. E. Margolis is also an officer of Aurora Capital LLC. In December 2014, these shares were distributed to members of Aurora Capital LLC including 7,772 to Sachin Kelkar, 343 to Jeff E. Margolis and 583 to an entity owned by the Arnold Lippa Family Trust of 2007. These amounts are reflected in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Beneficial Ownership of Common Stock. The remaining 446 shares of common stock were distributed to other members of Aurora Capital LLC that are not affiliated with the Company.

Aurora acted as a placement agent for in the Series G 1.5% Convertible Preferred Stock Private Placement, the Convertible Note and Warrant Financing and the 2017 Unit Offering in March 2017. See Note 4 to our consolidated financial statements for the years ended December 31, 2016 and 2015—Notes Payable—10% Convertible Notes Payable, and Note 7 to our consolidated financial statements for the years ended December 31, 2015 and 2014—Stockholders’ Deficiency—Series G 1.5% Convertible Preferred Stock, and Note 10 to our consolidated financial statements for the years ended December 31, 2016 and 2015—Subsequent Events—2017 Unit Offering for a description of the transactions between the Company and Aurora Capital LLC.

See Note 4 to our consolidated financial statements for the years ended December 31, 2016 and 2015—Notes Payable—Note Payable to SY Corporation Co., Ltd. for a description of transactions with SY Corporation Co., Ltd, a significant stockholder of and lender to the Company.

Item 14. Principal Accountant Fees and Services

Haskell & White LLP, acted as our independent registered public accounting firm for the fiscal years ended December 31, 2014 and 2015 and for the interim periods in such fiscal years. The following table shows the approximate fees that were incurred by us for audit and other services provided by Haskell & White LLP in fiscal 2015 and 2016.

	2015	2016
Audit Fees(1)	$82,992	$65,250
Audit-Related Fees(2)	2,500	2,560
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$85,492	$67,810

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings.

(2)	Audit-related fees, if any, represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees,” and for services performed in connection with an S-8 registration statement and our proxy statement in respect to our reverse stock split.

(3)	Tax fees, if any, represent fees for professional services related to tax compliance, tax advice and tax planning.

(4)	All other fees, if any, represent fees for products and services rendered by our independent registered accounting firm other than those listed above.

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

Item 16. Form 10-K Summary

Not Applicable

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

RespireRx Pharmaceuticals Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of RespireRx Pharmaceuticals Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the years in the two-year period ended December 31, 2016. RespireRx Pharmaceuticals Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RespireRx Pharmaceuticals Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company does not currently possess sufficient working capital to fund its operations and commitments. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HASKELL & WHITE LLP

Irvine, California
March 31, 2017

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$92,040	$53,199
Advance payment on research contract	48,912	-
Deferred financing costs	-	3,429
Prepaid expenses, including current portion of long-term prepaid insurance of $14,945 at December 31, 2016 and 2015	54,724	29,144

Total current assets	195,676	85,772
Equipment, net of accumulated depreciation of $15,730 and $8,776 at December 31, 2016 and 2015, respectively	5,167	12,121
Long-term prepaid insurance, net of current portion of $14,945 at December 31, 2016 and 2015	33,004	47,949

Total assets	$233,847	$145,842

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including $194,066 and $111,688 payable to related parties at December 31, 2016 and 2015, respectively	$2,494,729	$1,434,429
Accrued compensation and related expenses	1,944,559	710,409
Convertible notes payable, currently due and payable on demand, including accrued interest of $62,616 and $61,388, net of unamortized discounts of $0 and $342,932 at December 31, 2016 and 2015, respectively, (of which $75,038, including accrued interest of $14,038, was deemed to be in default at December 31, 2016) (Note 4)	338,616	297,956
Note payable to SY Corporation, including accrued interest of $219,362 and $171,257 at December 31, 2016 and 2015, respectively (payment obligation currently in default – Note 4)	594,007	561,568
Notes payable to officers, including accrued interest of $11,018 (Note 4)	166,218	-
Non-permanent equity (Note 6)	185,000	-
Other short-term notes payable	4,095	3,689

Total current liabilities	5,727,224	3,008,051

Commitments and contingencies (Note 9)

Stockholders’ deficiency: (Note 6)
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.00030 common shares per Series B share: 11 shares	21,703	21,703
Series G 1.5% cumulative mandatorily convertible preferred stock, $0.001 par value, $1,000 per share stated value and liquidation preference; aggregate liquidation preference (including dividends) $258,566 at December 31, 2015; shares authorized: 1,700; shares issued and outstanding: 258.6 at December 31, 2015; common shares issuable upon conversion at 932.4 common shares per Series G share: 241,088 shares, including 6,384 shares issuable for dividends of $6,847 at December 31, 2015	-	258,566
Common stock, $0.001 par value; shares authorized: 65,000,000; shares issued and outstanding: 2,149,045 and 1,507,221 at December 31, 2016 and 2015, respectively (Note 1)	2,149	1,507
Additional paid-in capital	151,993,550	145,135,869
Accumulated deficit	(157,510,779)	(148,279,854)

Total stockholders’ deficiency	(5,493,377)	(2,862,209)

Total liabilities and stockholders’ deficiency	$233,847	$145,842

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015

Grant revenues	$-	$86,916

Operating expenses:
General and administrative, including $4,198,750 and $2,912,607 to related parties for the years ended December 31, 2016 and 2015, respectively	5,295,683	3,619,929
Research and development, including $1,646,092 and $560,425 to related parties for the years ended December 31, 2016 and 2015, respectively	3,176,207	1,706,603

Total operating costs and expenses	8,471,890	5,326,532

Loss from operations	(8,471,890)	(5,239,616)

Gain on settlement with former management	-	91,710
Gain on settlements with service providers	1,076	75,375
Fair value of inducement cost to effect exchange of convertible notes payable for common stock	(188,274)	-
Interest income	8	9
Interest expense, including $151,958 and $877 to related parties for the years ended December 31, 2016 and 2015, respectively	(586,346)	(902,698)
Foreign currency transaction gain	15,666	13,328

Net loss	(9,229,760)	(5,961,892)

Adjustment related to Series G 1.5% Convertible Preferred Stock:
Dividends on Series G 1.5% Convertible Preferred Stock	(1,165)	(6,867)

Net loss attributable to common stockholders	$(9,230,925)	$(5,968,759)

Net loss per common share - basic and diluted	$(4.95)	$(5.05)

Weighted average common shares outstanding - basic and diluted	1,864,045	1,182,926

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

Years Ended December 31, 2016 and 2015

	Series B		Series G 1.5%
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance, December 31, 2014	37,500	$21,703	872.7	$872,737	714,293	$714	$139,215,541	$(142,311,095)	$(2,200,400)
Conversion of Series G 1.5% Convertible Preferred Stock	-	-	(621.0)	(621,038)	579,057	579	620,459	-	-
Common stock issued as compensation	-	-	-	-	7,692	8	188,992	-	189,000
Common stock issued to service providers in partial settlement of accounts payable	-	-	-	-	27,890	28	158,597	-	158,625
Shares issued in connection with the exercise of placement agent warrants on a cashless basis	-	-	-	-	3,490	3	(3)	-	-
Sale of common stock units in private placement	-	-	-	-	174,799	175	1,194,535	-	1,194,710
Costs incurred in connection with sale of common stock units	-	-	-	-	-	-	(101,385)	-	(101,385)
Fair value of common stock options issued as compensation	-	-	-	-	-	-	2,517,446	-	2,517,446
Fair value of common stock options issued to service providers in partial settlement of accounts payable	-	-	-	-	-	-	608,064	-	608,064
Fair value of common stock options issued in connection with settlements with former management	-	-	-	-	-	-	26,290	-	26,290
Fair value of common stock warrants issued to investors in connection with the convertible note and warrant financing	-	-	-	-	-	-	112,557	-	112,557
Fair value of new common stock warrants issued to note holders in connection with the extension of convertible notes payable	-	-	-	-	-	-	97,188	-	97,188
Fair value of extending common stock warrants issued to note holders in connection with the convertible note and warrant financing	-	-	-	-	-	-	180,730	-	180,730
Fair value of common stock warrants issued to placement agents in connection with the convertible note and warrant financing	-	-	-	-	-	-	12,726	-	12,726
Fair value of beneficial conversion feature of convertible notes payable issued to investors in connection with the convertible note and warrant financing	-	-	-	-	-	-	97,443	-	97,443
Fair value of beneficial conversion feature of convertible notes payable issued to investors in connection with the extension of convertible notes payable	-	-	-	-	-	-	206,689	-	206,689
Dividends on Series G 1.5% Convertible Preferred Stock	-	-	6.9	6,867	-	-	-	(6,867)	-
Net loss	-	-	-	-	-	-	-	(5,961,892)	(5,961,892)
Balance, December 31, 2015	37,500	$21,703	258.6	$258,566	1,507,221	$1,507	$145,135,869	$(148,279,854)	$(2,862,209)

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Continued)

Years Ended December 31, 2016 and 2015

	Series B		Series G 1.5%
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance, December 31, 2015	37,500	$21,703	258.6	$258,566	1,507,221	$1,507	$145,135,869	$(148,279,854)	$(2,862,209)
Sale of common stock units in private placement	-	-	-	-	173,287	173	494,812	-	494,985
Reclassification to non-permanent equity							(185,000)		(185,000)
Costs incurred in connection with sale of common stock units	-	-	-	-	-	-	(7,429)	-	(7,429)
Common stock issued in connection with convertible notes payable exchange transactions	-	-	-	-	101,508	102	577,227	-	577,329
Common stock issued in connection with unit exchanges	-	-	-	-	108,594	109	529,285	-	529,394
Common stock issued to service provider	-	-	-	-	16,453	16	96,234	-	96,250
Fair value of common stock options issued for compensation and fees	-	-	-	-	-	-	4,733,974	-	4,733,974
Fair value of common stock options issued to service provider in partial settlement of accounts payable	-	-	-	-	-	-	31,174	-	31,174
Fair value of common stock warrants issued as additional consideration in connection with loans from officers	-	-	-	-	-	-	140,939	-	140,939
Fair value of inducement cost to effect conversion of convertible notes payable into common stock	-	-	-	-	-	-	188,274	-	188,274
Dividends on Series G 1.5% Convertible Preferred Stock	-	-	1.1	1,165	-	-	-	(1,165)	-
Mandatory conversion of Series G 1.5% Convertible Preferred Stock	-	-	(259.7)	(259,731)	242,173	242	259,489	-	-
Cash payment in lieu of fractional shares resulting from reverse stock split	-	-	-	-	(191)	(0)	(1,298)	-	(1,298)
Net loss	-	-	-	-	-	-	-	(9,229,760)	(9,229,760)
Balance, December 31, 2016	37,500	$21,703	-	$-	2,149,045	$2,149	$151,993,550	$(157,510,779)	$(5,493,377)

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(9,229,760)	$(5,961,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,954	7,117
Amortization of debt discounts (including beneficial conversion feature) related to convertible notes payable	226,433	675,025
Write-off of unamortized debt discounts (including beneficial conversion feature) related to exchange of convertible notes payable for common stock	116,499	-
Fair value of inducement cost to effect exchange of convertible notes payable for common stock	188,274	-
Amortization of capitalized financing costs	-	114,128
Fair value of warrants issued as additional consideration in connection with loans from officers	140,939	-
Gain from settlement(s) -
With former management	-	(91,710)
With service providers	(1,076)	(75,375)
Stock-based compensation and fees included in -
General and administrative expenses	3,391,848	2,326,388
Research and development expenses	1,342,126	380,058
Foreign currency transaction gain	(15,666)	(13,328)
Changes in operating assets and liabilities:
(Increase) decrease in -
Grant receivable	-	48,000
Advance on research contract	(48,912)	-
Prepaid expenses	(10,635)	46,145
Increase (decrease) in -
Accounts payable and accrued expenses	1,228,816	490,380
Accrued compensation and related expenses	1,234,150	684,409
Accrued interest payable	101,326	108,888
Unearned grant revenues	-	(34,333)
Net cash used in operating activities	(1,328,684)	(1,296,100)

Cash flows from investing activities:
Purchases of equipment	-	(2,497)
Net cash used in investing activities	-	(2,497)

Cash flows from financing activities:
Proceeds from sale of common stock units	494,985	1,194,710
Proceeds from warrant exchange transactions	762,240	-
Proceeds from convertible note and warrant financing	-	210,000
Proceeds from issuance of notes payable to officers	155,200	40,000
Principal paid on other short-term notes payable	(39,602)	(95,152)
Cash payments in lieu of fractional common shares resulting from reverse stock split	(1,298)	-
Repayment of note payable to Chairman	-	(40,000)
Cash payments made for costs incurred in connection with the sale of common stock units	(4,000)	(104,814)
Cash payments made for deferred costs incurred in connection with convertible note and warrant financing	-	(15,700)
Net cash provided by financing activities	1,367,525	1,189,044

Cash and cash equivalents:
Net increase (decrease)	38,841	(109,553)
Balance at beginning of period	53,199	162,752
Balance at end of period	$92,040	$53,199

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended December 31,
	2016	2015

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$1,133	$6,873
Income taxes	$-	$-

Non-cash financing activities:
Dividends on Series G 1.5% Convertible Preferred Stock	$1,165	$6,867
Deferred financing costs charged to additional paid-in capital	$3,429	$-
Gross exercise price of Series G 1.5% Convertible Preferred Stock placement agent warrants exercised on a cashless basis	$-	$4,778
Gross exercise price of convertible notes payable placement agent warrants exercised on a cashless basis	$-	$35,595
Short-term note payable issued in connection with financing of directors and officers insurance policy	$40,016	$36,125
Stated value of Series G 1.5% Convertible Preferred Stock converted into common stock	$259,731	$621,038
Fair value of common stock options issued in connection with settlements with former management	$-	$26,290
Fair value of common stock options issued in connection with settlements with service providers	$-	$608,064
Fair value of common stock issued to service provider	$96,250	$-
Fair value of common stock options issued to service provider	$31,174	$-
Fair value of common stock warrants issued to investors in connection with the convertible note and warrant financing	$-	$112,557
Fair value of common stock warrants issued to placement agents in connection with the convertible note and warrant financing	$-	$12,726
Fair value of beneficial conversion feature of convertible notes payable issued to investors in connection with the convertible note and warrant financing	$-	$97,443
Fair value of common stock warrants issued to investors in connection with the extension of the convertible notes	$-	$97,188
Fair value of extending common stock warrants issued to investors in connection with the convertible note and warrant financing	$-	$180,730
Fair value of beneficial conversion feature of extended convertible notes payable issued to investors in connection with the convertible note and warrant financing	$-	$206,689
Fair value of common stock warrants issued to placement agents and selected dealers in connection with the sale of common stock units	$-	$135,116
Convertible notes payable, including accrued interest of $40,983, extinguished in common stock exchange transactions	$344,483	$-

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016 and 2015

1. Organization and Basis of Presentation

RespireRx Pharmaceuticals Inc. (“RespireRx”) was formed in 1987 under the name Cortex Pharmaceuticals, Inc. to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. On December 16, 2015, RespireRx filed a Certificate of Amendment to its Second Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to amend its Second Restated Certificate of Incorporation to change its name from Cortex Pharmaceuticals, Inc. to RespireRx Pharmaceuticals Inc.

In August 2012, RespireRx acquired Pier Pharmaceuticals, Inc. (“Pier”). RespireRx and its wholly-owned subsidiary, Pier, are collectively referred to herein as the “Company.”

Reverse Stock Split

On August 16, 2016, at a special meeting of the stockholders of the Company, the stockholders approved an amendment to the Company’s Second Restated Certificate of Incorporation (i) to effect, at the discretion of the Company’s Board of Directors, a three hundred twenty five-to-one (325-to-1) reverse stock split of all of the outstanding shares of the Company’s common stock, par value $0.001 per share, and (ii) to set the number of the Company’s authorized shares of stock at 70,000,000 shares, consisting of 65,000,000 shares designated as common stock, par value $0.001 per share, and 5,000,000 shares designated as preferred stock, par value $0.001 per share. On September 1, 2016, the Company filed a Certificate of Amendment to the Company’s Second Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the approved amendment.

Pursuant to the amendment, an aggregate of 191.068 fractional shares resulting from the reverse stock split were not issued, but were paid out in cash (without interest or deduction) in an amount equal to the number of shares exchanged into such fractional share multiplied by the average closing trading price of the Company’s common stock on the OTCQB for the five trading days immediately before the Certificate of Amendment effecting the reverse stock split was filed with the Delaware Secretary of State ($6.7899 per share, on a post reverse stock split basis) for an aggregate of $1,298.

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

The Company owns patents and patent applications, or the rights thereto, for certain families of chemical compounds, including ampakines, which claim the chemical structures, their actions as ampakines and their use in the treatment of various disorders. Patents claiming a family of chemical structures, including CX1739 and CX1942, as well as their use in the treatment of various disorders extend through at least 2028. Additional patents claiming a family of chemical structures, including CX717, as well as their use in the treatment of various disorders expire in 2017 in the U.S. and in 2018 internationally.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $9,229,760 and $5,961,892 and had negative operating cash flows of $1,328,684 and $1,296,100 for the fiscal years ended December 31, 2016 and 2015, respectively. The Company also had a stockholders’ deficiency of $5,493,377 at December 31, 2016, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2016, has expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is continuing efforts to raise additional capital in order to pay its liabilities, fund its business activities and underwrite its research and development programs. The Company regularly evaluates various measures to satisfy the Company’s liquidity needs, including the development of agreements with collaborative partners and, when necessary, the exchange or restructuring of the Company’s outstanding securities. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing, and has recently utilized short-term borrowings from its Chief Executive Officer and its Chief Scientific Officer to fund operations, although there can be no assurances that such borrowings will continue to be available. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources on a timely basis, the Company may be forced to reduce or suspend operations indefinitely, or to discontinue operations entirely and liquidate.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the financial statements of RespireRx and its wholly-owned subsidiary, Pier. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other things, accounting for potential liabilities, and the assumptions used in valuing stock-based compensation issued for services. Actual amounts may differ from those estimates.

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

The carrying amount of financial instruments (consisting of cash, cash equivalents, advances on research grants and accounts payable and accrued expenses) is considered by the Company to be representative of the respective fair values of these instruments due to the short-term nature of those instruments. With respect to the note payable to SY Corporation and the convertible notes payable, management does not believe that the credit markets have materially changed for these types of borrowings since the original borrowing date.

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

As the Company did not have any capitalized financing costs on its consolidated balance sheet at December 31, 2015 or 2016, the implementation of ASU 2015-03 did not have any impact on the Company’s financial statements as presented herein.

Series G 1.5% Convertible Preferred Stock

The shares of Series G 1.5% Convertible Preferred Stock (including accrued dividends) issued in 2014 were mandatorily convertible into common stock at a fixed conversion rate on April 17, 2016 (if not converted earlier) and provided no right to receive a cash payment. Additionally, the Series G 1.5% Convertible Preferred Stock included no participatory or reset rights, or other protections (other than normal anti-dilution rights) based on subsequent events, including equity transactions. Accordingly, the Company categorized the Series G 1.5% Convertible Preferred Stock in stockholders’ equity (deficiency), as there were no derivatives embedded in such security that would require identification, bifurcation and valuation. The Company did not issue any warrants to investors in conjunction with the Series G 1.5% Convertible Preferred Stock financing.

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

In the same offering, on December 9, 2014, December 31, 2014, and February 2, 2015, the Company sold an additional $46,000, $85,000 and $210,000, respectively, of principal amount of the convertible notes and warrants to various accredited investors. The Company terminated this financing effective February 18, 2015, which had generated aggregate gross proceeds of $579,500, and in connection with which the Company had issued warrants to purchase 50,945 shares of common stock.

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

In this transaction, the exchanging note holders agreed to exchange their convertible notes (including accrued interest) into common stock at a 50% discount to the conversion rate ($11.3750 per share) provided for by the terms of the convertible notes, if they also exchanged all of their warrants associated with the convertible notes, plus paid cash equal to a 50% discount to the exercise price ($11.3750 per share). For accounting purposes, the transactions have been treated as if (i) the participants had converted the convertible notes (which included accrued but unpaid interest of $40,993) at a conversion price reduced from $11.3750 to $5.6875 per share, and that such conversions in the aggregate resulted in the issuance of an aggregate of 60,568 shares of common stock, and (ii) the participants had exercised their original warrants to purchase an aggregate of 26,681 shares of common stock and the New Warrants to purchase an aggregate of 14,259 shares of common stock, all at an exercise price reduced from $11.3750 to $5.6875 per share, and that such exercise of the warrants generated an aggregate cash payment to the Company of $232,846 and resulted in the issuance of an aggregate of 40,940 shares of common stock. In connection with the exchange of the convertible notes, original warrants, New Warrants and the payment of cash, a total of 101,508 shares of common stock in the aggregate were issued. The closing market price of the Company’s common stock during the period that these exchange transactions were entered into ranged from $5.8500 to $7.7675 per share.

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

2015 Unit Offering

Units sold to investors on August 28, 2015, September 28, 2015 and November 2, 2015 were comprised of one share of the Company’s common stock and one common stock purchase warrant to purchase two additional shares of the Company’s common stock. Units were sold for $6.83475 per unit and the warrants issued in connection with the units were exercisable at a fixed price $6.83475 per share of the Company’s common stock. The warrants provided no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The Company determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this unit financing. The aggregate gross proceeds of this unit financing was $1,194,710.

The closing market prices of the Company’s common stock on the transaction closing dates of August 28, 2015, September 28, 2015 and November 2, 2015 were $12.50, $8.1169 and $8.1169 respectively compared to the fixed unit price per unit and warrant exercise price per share of $6.83475.

Unit Exchange Agreements

During April and May 2016, the Company entered into Unit Exchange Agreements with certain warrant holders, including two affiliates, one of whom was Dr. Manuso, and the other of whom was a non-officer/director affiliate, both as described below. The Unit Exchange Agreements were substantially similar, and provided for the warrant holders to exchange (i) existing warrants to purchase an aggregate of 217,188 shares of the Company’s common stock (which were cancelled as a result of the respective exchange transactions), plus (ii) an aggregate of $529,394 in cash, in return for (i) an aggregate of 108,594 shares of the Company’s common stock, and (ii) new warrants to purchase an aggregate of 108,594 shares of the Company’s common stock. The new warrants have the same expiration date as the original warrants (September 30, 2020) and may be exercised for cash or on a cashless basis at $4.8750 per share.

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

In this transaction, exchanging warrant holders who received their warrants in any of the three closings of the Company’s 2015 unit offering agreed to exchange their warrants associated with such financing, plus paid cash equal to a reduced exercise price per share ($4.8750 per share) for 50% of such warrants, with 50% of the warrants replaced with similar warrants with the same term at a reduced exercise price. For accounting purposes, the transactions have been treated as if (i) participants exercised one-half of the existing warrants entitling them to purchase an aggregate of 217,188 shares of the Company’s common stock that were originally issued to them in the Company’s unit offering, with closings on August 28, 2015, September 28, 2015 and November 2, 2015 (i.e., warrants to purchase 108,594 shares of common stock), at an exercise price reduced from $6.8348 to $4.8750 per share, and (ii) the other one-half of the original warrants were cancelled. The Unit Exchange Agreements also provided for the Company to issue new warrants to the participants to purchase an aggregate of 108,594 shares of common stock. The new warrants have the same expiration date as the original warrants (September 30, 2020) and may be exercised for cash or on a cashless basis at $4.8750 per share. For accounting purposes, the transaction was treated as if the warrant exercise price for all of the warrants was reduced from $6.8348 to $4.8750 per share, in exchange for which 50% of the warrants were exercised for cash at the reduced exercise price, and the remaining 50% of the warrants continued to remain outstanding through September 30, 2020 and gained a cashless exercise provision. The closing market price of the Company’s common stock during the period that these exchange transactions were entered into ranged from $5.8500 to $7.7675 per share.

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

1st 2016 Unit Offering

Units were sold to investors from January 8, 2016 through June 30, 2016. These units were comprised of one share of the Company’s common stock and one common stock purchase warrant to purchase two additional shares of the Company’s common stock. Units were sold for $7.2085 per unit and the warrants issued in connection with the units were exercisable at a fixed price $7.93 per share of the Company’s common stock. The warrants provided no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The warrants contained a cashless exercise provision and certain blocker provisions preventing exercise during periods of time when the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock if such exercise were to occur. The Company determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this unit financing. The aggregate gross proceeds of this unit financing was $307,985.

The closing market prices of the Company’s common stock on the transaction closing dates ranging from January 8, 2016 through June 30, 2016, ranged from a low of $3.4416 on February 9, 2016 to a high of $9.7403 on February 29, 2016.

2nd 2016 Unit Offering

On December 29, 2016 and December 30, 2016, the Company sold units to investors for aggregate gross proceeds of $185,000, comprised of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock. Units were sold for $1.42 per unit and the warrants issued in connection with the units are exercisable at a fixed price $1.562 per share of the Company’s common stock. The warrants contain a cashless exercise provision and certain blocker provisions preventing exercise during periods of time when the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock if such exercise were to occur. The warrants are also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 200% or more of the unit purchase price for any five (5) consecutive trading days. Investors received an unlimited number of piggy-back registration rights. Investors received an unlimited number of exchange rights to exchange such investor’s entire investment (and not less than the entire investment) into subsequent offerings of the Company until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing will be 1.2 times the amount of the original investment. Under certain circumstances, the ratio may be 1.4 instead of 1.2. The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification (ASC) 815, and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and the warrants and exchange right should be accounted for with the host instrument. The Company then looked to how the host instrument should be classified and determined that it cannot be classified as permanent equity as there is a potential that the Unit investment amount could be exchanged for debt (convertible or otherwise) or for redeemable preferred stock. Since the exchange right expires within one year, the Company concluded that the Unit investment would be appropriately classified as a current liability. The closing market prices of the Company’s common stock on December 29, 2016 and December 30, 2016 were $2.85 and $2.80 respectively.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including long-term prepaid insurance, for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable, but at least annually. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. The Company has not deemed any long-lived assets as impaired at December 31, 2016.

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

For stock options requiring an assessment of value during the year ended December 31, 2016, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	0.87% to 1.93%
Expected dividend yield	0%
Expected volatility	173.87% to 202.51%
Expected life	3.9 to 5 years

For stock options requiring an assessment of value during the year ended December 31, 2015, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	0.30% to 1.70%
Expected dividend yield	0%
Expected volatilityt	183.90% to 249.00%
Expected life	5 to 7 years

The Company recognizes the fair value of stock-based compensation in general and administrative costs and in research and development costs, as appropriate, in the Company’s consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option and warrant exercises. There were no stock options exercised during the years ended December 31, 2016 and 2015.

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

As of December 31, 2016, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2016, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Research grants are generally funded and paid through government or institutional programs. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. The Company had no research grant revenue during the year ended December 31, 2016. During the year ended December 31, 2015, the Company had research grant revenues of $86,916. At December 31, 2016 and 2015, the Company did not have any grants receivable or unearned grant revenues.

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

On May 6, 2016, the Company made an advance payment to Duke University with respect to the Phase 2A clinical trial of CX1739. At December 31, 2016, a balance of $48,912 remained from the advance payment.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the years ended December 31, 2016 and 2015.

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

At December 31, 2016 and 2015, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2016	2015
Series B convertible preferred stock	11	11
Series G 1.5% convertible preferred stock	-	241,088
convertible notes payable	29,768	56,342
Common stock warrants	540,198	482,288
Common stock options	1,307,749	774,842
Total	1,877,726	1,554,571

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Presentation of Financial Statements - Going Concern (Subtopic 205-10). ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter and therefore is effective for this annual period. The adoption of ASU 2014-15 did not have any impact on the Company’s financial statement presentation or disclosures.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires, among other things, that all income tax effects of awards be recognized in the statement of operations when the awards vest or are settled. ASU 2016-09 also allows for an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and therefore is effective for this annual period. The adoption of ASU 2016-09 has not had a significant impact on the Company’s financial statement presentation or disclosures.

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

Placement agent fees, brokerage commissions, and similar payments were made in the form of cash and warrants to qualified referral sources in connection with the sale of the Notes and Warrants. In connection with the initial closing on November 5, 2014, fees of $16,695 were paid in cash, based on 7% of the aggregate principal amount of the Notes issued to such referral sources, and the fees paid in warrants (the “Placement Agent Warrants”) consisted of 1,467 warrants, reflecting warrants for that number of shares equal to 7% of the number of shares of common stock into which the corresponding Notes are convertible. In connection with the second closing, fees of $700 were paid in cash and 62 Placement Agent Warrants were issued. In connection with the third closing, fees of $3,500 were paid in cash and 308 Placement Agent Warrants were issued. In connection with the fourth closing, fees of $14,700 were paid in cash and 1,292 Placement Agent Warrants were issued. The Placement Agent Warrants have cashless exercise provisions and were exercisable through September 15, 2015 at a fixed price of $11.3750 per share. The warrants issued to the placement agent and/or its designees or affiliates in connection with the 2014 closings of the Purchase Agreement, to purchase 1,837 shares of the Company’s common stock, were valued pursuant to the Black-Scholes option-pricing model at $19,986, $614 and $3,340, respectively. The warrants issued to the placement agent and/or its designees or affiliates in connection with the February 2, 2015 closing of the Purchase Agreement, to purchase 1,292 shares of the Company’s common stock, were valued pursuant to the Black-Scholes option-pricing model at $12,726. Total financing costs relating to all closings of the Notes aggregated $129,776, consisting of $93,110 paid in cash and $36,666 paid in the form of Placement Agent Warrants, and were being amortized as additional interest expense over the original term of the Notes through September 15, 2015. During the years ended December 31, 2016 and 2015, zero dollars and $114,129, respectively, was charged to interest expense with respect to the amortization of capitalized financing costs.

Aurora Capital LLC (“Aurora”), a related party as described at Note 8, was the placement agent for this financing, and Aurora and its designees and/or affiliates received aggregate fees in connection with this financing in the form of $33,425 in cash and Placement Agent Warrants to purchase 2,938 shares of common stock in connection with the four closings.

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

The Company used the Black-Scholes option-pricing model to estimate the fair value of the Warrants to purchase 50,945 shares of the Company’s common stock sold to investors in connection with the four closings at a fixed exercise price of $11.3750 per share. The Company considered the face value of the Notes to be representative of their fair value. The Company applied the relative fair value method to allocate the proceeds from the borrowing to the Notes and the Warrants. Consequently, approximately 50% of the proceeds of the borrowing of $290,394 were attributed to the debt instrument. The 50% value attributed to the Warrants of $289,106 was amortized as additional interest expense over the original term of the Notes. During the years ended December 31, 2016 and 2015, zero dollars and $267,822, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the Warrants. The carrying value of the Notes was further reduced by a discount for a beneficial conversion feature of $290,394. The value attributed to the beneficial conversion feature was amortized as additional interest expense over the original term of the Notes During the years ended December 31, 2016 and 2015, zero dollars and $265,529, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the beneficial conversion feature.

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

During the years ended December 31, 2016 and 2015, $129,857 and $81,249, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the New Warrants and extension of the original Warrants. The carrying value of the Notes was further reduced by a discount for a beneficial conversion feature of $206,689. The value attributed to the beneficial conversion feature was amortized as additional interest expense over the extended term of the Notes. During the years ended December 31, 2016 and 2015, $45,186 and $60,425, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the beneficial conversion feature.

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

During April and May 2016, the Company entered into Note Exchange Agreements with certain note holders representing an aggregate of $303,500 of principal amount of the Notes (out of a total of $579,500 of original principal amount of the Notes). Pursuant to the Note Exchange Agreements, an aggregate of $344,483, which included accrued interest of $40,983, of the Notes were exchanged (together with original warrants to purchase 26,681 shares of the Company’s common stock, New Warrants to purchase 14,259 shares of the Company’s common stock, and the payment of an aggregate of $232,846 in cash) into a total of 101,508 shares of the Company’s common stock. None of the Notes had previously been converted into shares of the Company’s common stock. For accounting purposes, for those convertible note holders accepting the Company’s exchange offer, the Company evaluated the fair value of the incremental consideration paid to induce the convertible note holders to exchange their convertible notes for equity (i.e., 30,284 shares of common stock), based on the closing market price of the Company’s common stock on the date of each transaction, and recorded a charge to operations of $188,274. Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of the exchange consideration is provided at Note 3.

During year ended December 31, 2016, in connection with the Note Exchange Agreements, the Company wrote off and charged to interest expense the unamortized discount related to the value attributed to the New Warrants and the extension of the original Warrants of $66,811, and the unamortized discount related to the value attributed to the related beneficial conversion feature of $49,688.

On September 15, 2016, the remaining outstanding Notes previously issued by the Company on November 5, 2014, December 9, 2014, December 31, 2014, and February 2, 2015, matured and the principal and accrued interest under those remaining Notes became due and payable upon demand. At the September 15, 2016 maturity date, Notes totaling $329,261, which included accrued interest of $53,261, became due and payable upon demand. During October 2016, holders of four Notes issued formal notices of default, and as a result, those four Notes were deemed to be in default under the terms of the Notes and began to accrue interest at the default rate of 12% per annum from the default date in accordance with the terms of the Notes. As of December 31, 2016 such notes remained in default and totaled $75,038, including accrued interest of $14,038.

Additionally, on September 15, 2016, the remaining outstanding 13,137 New Warrants and 24,264 original Warrants (which had been previously extended) expired.

The Notes consist of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Principal amount of notes payable	$276,000	$579,500
Add accrued interest payable	62,616	61,388
	338,616	640,888
Less unamortized costs:
Stock warrant discounts	-	(196,669)
Beneficial conversion feature discounts	-	(146,263)
Capitalized financing costs	-	-
	$338,616	$297,956

As of December 31, 2016, the remaining outstanding Notes were convertible into 29,768 shares of the Company’s common stock, including 5,505 shares attributable to accrued interest of $62,616 payable as of such date. As of December 31, 2015, the Notes were convertible into 56,342 shares of the Company’s common stock, including 5,397 shares attributable to accrued interest of $61,388 payable as of such date.

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“SY Corporation”), an approximately 20% common stockholder of the Company at that time. SY Corporation was a significant stockholder and a related party at the time of the transaction, but has not been a significant stockholder or related party of the Company subsequent to December 31, 2014. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in default, although SY Corporation has not issued a notice of default or a demand for repayment. The Company believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company is continuing efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation.

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

Note payable to SY Corporation consists of the following at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	219,362	171,257
Foreign currency transaction adjustment	(25,129)	(9,463)
	$594,007	$561,568

Interest expense with respect to this promissory note was $48,105 and $48,639 for years ended December 31, 2016 and 2015, respectively.

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

On January 29, 2016, Dr. Arnold S. Lippa, the Company’s Chief Scientific Officer and Chairman of the Board of Directors, advanced $52,600 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. The note was secured by the assets of the Company. During the year ended December 31, 2016, $4,856 was charged to interest expense with respect to the note. In connection with the loan, Dr. Lippa was issued a fully vested warrant to purchase 10,309 shares of the Company’s common stock at an exercise price of $5.1025 per share, which was the closing market price of the Company’s common stock on the date of grant. The warrant expires on January 29, 2019 and may be exercised on a cashless basis. The aggregate grant date fair value of the warrant, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $48,245, and was charged to interest expense as additional consideration for the loan during the year ended December 31, 2016.

On February 2, 2016, Dr. James S. Manuso, the Company’s Chief Executive Officer and Vice Chairman of the Board of Directors, advanced $52,600 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. The note was secured by the assets of the Company. During the year ended December 31, 2016, $4,799 was charged to interest expense with respect to the note. In connection with the loan, Dr. Manuso was issued a fully vested warrant to purchase 8,092 shares of the Company’s common stock at an exercise price of $6.5000 per share, which was the closing market price of the Company’s common stock on the date of grant. The warrant expires on February 2, 2019 and may be exercised on a cashless basis. The aggregate grant date fair value of the warrant, as calculated pursuant to the Black-Scholes option pricing model, was determined to be $48,392, and was charged to interest expense as additional consideration for the loan during the year ended December 31, 2016.

On September 22, 2016, Dr. James S. Manuso, the Company’s Chief Executive Officer and Vice Chairman of the Board of Directors, each advanced $25,000 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. The note was secured by the assets of the Company. During the year ended December 31, 2016, $685 was charged to interest expense with respect to the note. In connection with the loan, Dr. Manuso was issued a fully vested warrant to purchase 5,000 shares of the Company’s common stock at an exercise price of $5.0000 per share, which was the closing market price of the Company’s common stock on the date of grant. The warrant expires on September 22, 2019 and may be exercised on a cashless basis. The aggregate grant date fair value of the warrant, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $22,151, and was charged to interest expense as additional consideration for the loan during the year ended December 31, 2016.

On September 23, 2016, Dr. Arnold S. Lippa, the Company’s Chief Scientific Officer and Chairman of the Board of Directors, advanced $25,000 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. The note was secured by the assets of the Company. During the year ended December 31, 2016, $678 was charged to interest expense with respect to the note. In connection with the loan, Dr. Lippa was issued a fully vested warrant to purchase 5,155 shares of the Company’s common stock at an exercise price of $4.8500 per share, which was the closing market price of the Company’s common stock on the date of grant. The warrant expires on September 23, 2019 and may be exercised on a cashless basis. The aggregate grant date fair value of the warrant, as calculated pursuant to the Black-Scholes option pricing model, was determined to be $22,152, and was charged to interest expense as additional consideration for the loan during the year ended December 31, 2016.

Other Short-Term Notes Payable

Other short-term notes payable at December 31, 2016 and 2015 consisted of premium financing agreements with respect to various insurance policies. At December 31, 2016, a premium financing agreement was payable, with interest at 6.21% per annum, in ten monthly installments of $4,116 through January 14, 2017. At December 31, 2015, a premium financing agreement was payable, with interest at 5.08% per annum, in ten monthly installments of $3,697 through January 14, 2016.

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

On June 27, 2016, the Company issued 16,453 of its common stock valued at $96,250 ($5.8500 per share), which was the closing market price of the Company’s common stock on that date, in partial payment of legal fees to one of its patent law firms.

On September 2, 2016, the Company issued a stock option to purchase 7,222 shares of its common stock in partial payment of consulting fees to one of its professional service providers. The stock option was fully vested on the date of grant and will expire on September 2, 2021. The exercise price of the stock option was established on the grant date at $4.50 per share, which was the closing market price of the Company’s common stock on the date of grant. The aggregate grant date fair value of the stock option, calculated pursuant to the Black-Scholes option-pricing model, was determined to be $31,174. The issuance of the stock option resulted in a gain to the Company of $1,076 during the year ended December 31, 2016.

The Company continues to explore ways to reduce its obligations and indebtedness, and might in the future enter into additional settlement and payment agreements.

6. Stockholders’ Deficiency

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2016 and 2015, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred Stock”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”); 205,000 shares were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating Preferred Stock”); and 1,700 shares were designated as Series G 1.5% Convertible Preferred Stock. Accordingly, as of December 31, 2016, 3,505,800 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

There were no shares of 9% Preferred Stock or Series A Junior Participating Preferred Stock outstanding as of December 31, 2016 and 2015.

Series B Preferred Stock outstanding as of December 31, 2016 and 2015 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred Stock is convertible into approximately 0.00030 shares of common stock at an effective conversion price of $2,208,375 per share of common stock, which is subject to adjustment under certain circumstances. As of December 31, 2016 and 2015, the shares of Series B Preferred Stock outstanding are convertible into 11 shares of common stock. The Company may redeem the Series B Preferred Stock for $25,001, equivalent to $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

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

Purchasers in the Series G Private Placement of the Series G 1.5% Convertible Preferred Stock executed written consents in favor of (i) approving and adopting an amendment to the Company’s Second Restated Certificate of Incorporation that increased the number of authorized shares of the Company to 1,405,000,000, of which 1,400,000,000 were shares of common stock and 5,000,000 were shares of preferred stock, and (ii) approving and adopting the Cortex Pharmaceuticals, Inc. 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. Subsequently, a Certificate of Amendment to the Company’s Second Restated Certificate of Incorporation, to effect the decrease in the authorized shares to 70,000,000, of which 65,000,000 are shares of common stock and 5,000,000 are shares of preferred stock, was filed with the Secretary of State of the State of Delaware on September 1, 2016.

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

The Company recorded dividends on the Series G 1.5% Convertible Preferred Stock of $1,165 and $6,867 for the years ended December 31, 2016 and 2015, respectively, which was paid through the issuance of an additional 1.1 shares and 6.9 shares, respectively, of Series G 1.5% Convertible Preferred Stock.

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

On August 16, 2016, at a special meeting of the stockholders of the Company, the stockholders approved an amendment to the Company’s Second Restated Certificate of Incorporation (i) to effect, at the discretion of the Company’s Board of Directors, a three hundred twenty five-to-one (325-to-1) reverse stock split of all of the outstanding shares of the Company’s common stock, par value $0.001 per share, and (ii) to set the number of the Company’s authorized shares of stock at 70,000,000 shares, consisting of 65,000,000 shares designated as common stock, par value $0.001 per share, and 5,000,000 shares designated as preferred stock, par value $0.001 per share. On September 1, 2016, the Company filed a Certificate of Amendment to the Company’s Second Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the approved amendment.

Pursuant to the amendment, an aggregate of 191.068 fractional shares resulting from the reverse stock split were not issued, but were to be paid out in cash (without interest or deduction) in an amount equal to the number of shares exchanged into such fractional share multiplied by the average closing trading price of the Company’s common stock on the OTCQB for the five trading days immediately before the Certificate of Amendment effecting the reverse stock split was filed with the Delaware Secretary of State ($6.7899 per share, on a post reverse stock split basis) for an aggregate of $1,298.

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

Effective October 15, 2014, Richard Purcell was appointed as the Company’s Senior Vice President of Research and Development. In conjunction with his appointment, the Company agreed to issue to Mr. Purcell 6,154 shares of the Company’s common stock, with 25% of such stock grant vesting and issuable every three months after the date of his appointment (i.e., on January 15, 2015, April 15, 2015, July 15, 2015 and October 15, 2015), subject to Mr. Purcell’s continued relationship with the Company on each of the vesting dates. The stock grant was made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. Based on the Company’s closing stock price on October 15, 2014 of $25.3500 per share, during the year ended December 31, 2015, the Company recorded a charge to operations of $156,000, with respect to this stock award.

2015 Unit Offering

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

Unit Exchange Agreement

During April and May 2016, the Company entered into Unit Exchange Agreements with certain warrant holders who had acquired units in connection with the Second Amended and Restated Common Stock and Warrant Purchase Agreement on August 28, 2015, September 28, 2015 or November 2, 2015. The Unit Exchange Agreements provided for the warrant holders to exchange (i) existing warrants to purchase an aggregate of 217,187 shares of the Company’s common stock, plus (ii) an aggregate of $529,394 in cash, in return for (i) an aggregate of 108,594 shares of the Company’s common stock with a total market price of $728,859 (average $6.7275 per share), and (ii) new warrants to purchase an aggregate of 108,594 shares of the Company’s common stock with an exercise price of $4.8750 per share, exercisable for cash or on a cashless basis through the original expiration date of September 30, 2020.

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

1st 2016 Unit Offering

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

Included in the gross proceeds of $309,985 received was $25,350 received on June 30, 2016 from the sale of 3,517 shares of common stock and an aggregate of 7,034 warrants to an unrelated entity with which the Company simultaneously entered into one-year agreement for investor relations services.

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

2nd 2016 Unit Offering

On December 29, 2016, the Company entered into purchase agreements with certain accredited investors, pursuant to which, the Company sold units in a private placement for aggregate cash consideration of $125,000, with each unit consisting of (i) one share of common stock, and (ii) one warrant to purchase an additional share of common stock. On December 30, 2016, the Company sold additional units to additional investors for aggregate cash consideration of $60,000 in a second and final closing, bringing the total aggregate consideration paid in the private placement to $185,000 through December 31, 2016. On December 31, 2016, the private placement terminated pursuant to its terms. The price per unit in the initial closing of the private placement was $1.42. The warrants are exercisable until December 31, 2021 and may be exercised at 110% of the per unit price, or $1.562 per share of common stock. The warrants have a cashless exercise provision and certain “blocker” provisions limiting the percentage of shares of common stock of the Company that the purchaser can hold upon exercise. The warrants are also subject to a call by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 200% or more of the unit purchase price for any five (5) consecutive trading days. The purchasers were non-affiliated investors. In total, 130,284 shares of common stock were purchased in the private placement, together with warrants to purchase an additional 130,284 shares of Common Stock.

In addition, as set forth in the purchase agreements, each purchaser has the option, but not the obligation, to exchange the entire amount invested in the private placement (but not less than the entire amount), in such purchaser’s sole discretion, into any subsequent offering of the Company until the earlier of (i) the completion of subsequent offerings by the Company aggregating at least $15 million of gross proceeds to the Company, or (ii) December 31, 2017. If exchanged, the amount to be invested in a subsequent offering will be 1.2 times the amount of the initial investment in the private placement, or 1.4 times the amount of the initial investment if the Company has entered into financing transactions pursuant to Sections 3(a)(9) or 3(a)(10) of the Securities Act of 1933, as amended, or other financing arrangements that have full-ratchet anti-dilution provisions (i) without a floor, or (ii) with an indeterminate and potentially infinite number of shares issuable pursuant to such provisions. If neither termination condition has been reached, and the Company has more than one subsequent offering, the purchaser may elect to exchange into any subsequent offering, regardless of whether such purchaser has already exchanged into a subsequent offering; provided, however, that the amount invested in such subsequent offering will only and always be 1.2 (or 1.4, as applicable) times the amount of the initial investment.

In the case of an acquisition, as defined in the agreement, in which the Company is not the surviving entity, the holder of each warrant would receive from any surviving entity or successor to the Company, in exchange for such warrant, a new warrant from the surviving entity or successor to the Company, substantially in the form of the existing warrant and with an exercise price adjusted to reflect the nearest equivalent exercise price of common stock (or other applicable equity interest) of the surviving entity that would reflect the economic value of the warrant, but in the surviving entity.

Unlimited piggy-back registration rights have been granted with respect to the common stock, and the common stock underlying the warrants, unless such common stock is eligible to be sold without volume limits under an exemption from registration under any rule or regulation of the SEC that permits the holder to sell securities of the Company to the public without registration.

The Company is obligated to pay placement agent fees, brokerage commissions, finder’s fees or similar payments totaling up to $13,875 to an unaffiliated qualified referral source as well as warrants up to 7.5% of number of units sold in the private placement. The Company paid $4,000 in cash to other professionals for services related to the closings.

The shares of common stock and warrants were offered and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. None of the shares of common stock issued as part of the units, the warrants, the common stock issuable upon exercise of the warrants or any warrants issued to a qualified referral source. have been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification (ASC) 815, and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and the warrants and exchange right should be accounted for with the host instrument. The Company then looked to how the host instrument should be classified and determined that it cannot be classified as permanent equity as there is a potential that the Unit investment amount could be exchanged for debt (convertible or otherwise) or for redeemable preferred stock. Since the exchange right expires within one year, the Company concluded that the Unit investment would be appropriately classified as a current liability.

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

A summary of warrant activity for the year ended December 31, 2016 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2015	482,288	$7.10125
Issued	244,845	3.57665
Reduction through transactions in conjunction with -
Note Exchange Agreements	(40,940)	5.68750
Unit Exchange Agreements	(108,594)	4.87500
Expired	(37,401)	-
Warrants outstanding at December 31, 2016	540,198	$4.84842	3.93

Warrants exercisable at December 31, 2015	482,288	$7.10125
Warrants exercisable at December 31, 2016	540,198	$4.84842	3.93

The exercise prices of common stock warrants outstanding and exercisable are as follows at December 31, 2016:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$1.2870	41,002	41,002	April 17, 2019
$1.5620	130,284	130,284	December 31, 2021
$4.8500	5,155	5,155	September 23, 2019
$4.8750	108,594	108,594	September 30, 2020
$5.0000	5,000	5,000	September 22, 2019
$5.1025	10,309	10,309	January 29, 2019
$6.5000	8,092	8,092	February 4, 2019
$6.8348	145,758	145,758	September 30, 2020
$7.9300	86,004	86,004	February 28, 2021
	540,198	540,198

Based on a fair market value of $2.8000 per share on December 31, 2016, the intrinsic value of exercisable in-the-money common stock warrants was $223,328 as of December 31, 2016.

A summary of warrant activity for the year ended December 31, 2015 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2014	79,034	$5.66800
Issued	410,095	7.32225
Exercised	(6,841)	5.90200
Expired	-	-
Warrants outstanding at December 31, 2015	482,288	$7.10125	3.97

Warrants exercisable at December 31, 2014	79,034	$5.66800
Warrants exercisable at December 31, 2015	482,288	$7.10125	3.97

The exercise prices of common stock warrants outstanding and exercisable are as follows at December 31, 2015:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$1.2870	41,001	41,001	April 17, 2019
$6.8348	362,946	362,946	September 30, 2020
$11.3750	78,341	78,341	September 15, 2016
	482,288	482,288

Based on a fair market value of $6.0450 per share on December 31, 2015, the intrinsic value of exercisable in-the-money common stock warrants was $195,086 as of December 31, 2015.

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

On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan (the “2015 Plan”). The 2015 Plan initially provided for, among other things, the issuance of either or any combination of restricted shares of common stock and non-qualified stock options to purchase up to 461,538 shares of the Company’s common stock for periods up to ten years to management, members of the Board of Directors, consultants and advisors. The Company has not and does not intend to present the 2015 Plan to stockholders for approval. On August 18, 2015, the Board of Directors increased the number of shares that may be issued under the 2015 Plan to 769,231 shares of the Company’s common stock. On March 31, 2016, the Board of Directors further increased the number of shares that may be issued under the 2015 Plan to 1,538,461 shares of the Company’s common stock. On January 17, 2017, the Board of Directors further increased the number of shares that may be issued under the 2015 Plan to 3,038,461 shares of the Company’s common stock.

On June 30, 2015, the Board of Directors of the Company awarded stock options to purchase a total of 169,232 shares of common stock, consisting of options for 46,154 shares to each of the Company’s three executive officers, Dr. Arnold S. Lippa, Jeff E. Margolis and Robert N. Weingarten, and options for 6,154 shares to each of five other individuals who are members of management, the Company’s Scientific Advisory Board, or independent members of the Board of Directors. The stock options were awarded as partial compensation for those individuals through December 31, 2015. The stock options vested 50% on June 30, 2015 (at issuance), 25% on September 30, 2015 and 25% on December 31, 2015, as a result of which they were fully vested at December 31, 2015, and will expire on June 30, 2022. The exercise price of the stock options was established on the grant date at $8.125 per share, as compared to the closing market price of the Company’s common stock on such date of $5.6875 per share, reflecting an exercise price premium of $2.4375 per share or 42.9%. These awards were made under the Company’s 2015 Plan. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $946,000. During the years ended December 31, 2016 and 2015, the Company recorded charges to operations of $0 and $945,400, respectively, with respect to these stock options.

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso to be its new President and Chief Executive Officer. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded Dr. Manuso stock options to purchase a total of 261,789 shares of common stock, of which options for 246,154 shares were granted pursuant to the Company’s 2015 Plan and options for 15,635 shares were granted pursuant to the Company’s 2014 Plan. The stock options vested 50% on August 18, 2015 (at issuance), 25% on February 18, 2016, and 25% on August 18, 2016, and will expire on August 18, 2025. The exercise price of the stock options was established on the grant date at $6.4025 per share, which is equal to the simple average of the most recent four full trading weeks, weekly Volume Weighted Average Prices (“VWAPs”) of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $7.0200 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $1,786,707. During the years ended December 31, 2016 and 2015, the Company recorded charges to operations of $569,222 and $1,223,772, respectively, with respect to these stock options. Additional information with respect to other provisions of the employment agreement is provided at Note 9.

On August 18, 2015, the Company also entered into employment agreements with Dr. Arnold S. Lippa, its new Chief Scientific Officer, Robert N. Weingarten, its Vice President and Chief Financial Officer, and Jeff E. Margolis, its Vice President, Treasurer and Secretary. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded to each of those officers stock options to purchase a total of 30,769 shares of common stock pursuant to the Company’s 2015 Plan. The stock options vested 25% on December 31, 2015, 25% on March 31, 2016, 25% on June 30, 2016, and 25% on September 30, 2016, and will expire on August 18, 2022. The exercise price of the stock options was established on the grant date at $6.4025 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $7.0200 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $609,000. During the years ended December 31, 2016 and 2015, the Company recorded charges to operations of $407,493 and $210,510, respectively, with respect to these stock options. Additional information with respect to other provisions of the employment agreement is provided at Note 9.

Additionally, on August 18, 2015, the Board of Directors of the Company awarded stock options for 9,231 shares of common stock to each of seven other individuals who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan, representing stock options for a total of 64,617 shares of common stock. The stock options vested 25% on December 31, 2015, 25% on March 31, 2016, 25% on June 30, 2016, and 25% on September 30, 2016, and will expire on August 18, 2020 as to stock options for 27,693 shares of common stock and August 18, 2022 as to stock options for 36,924 shares of common stock. The exercise price of the stock options was established on the grant date at $6.4025 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $7.0200 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $430,800. During the years ended December 31, 2016 and 2015, the Company recorded charges to operations of $223,089 and $133,907, respectively, with respect to these stock options.

On December 11, 2015, the Company entered into a consulting agreement for investor relations services, which provided for the payment of a fee for such services through the granting of non-qualified stock options to purchase a total of 8,791 shares of common stock pursuant to the Company’s 2015 Plan. The stock options vested in equal installments on the last day of each month during the term of the consulting agreement, ranging from December 11, 2015 through March 31, 2016, and will expire on December 11, 2020. The exercise price of the stock options was established on the grant date at $6.825 per share, which was the closing market price of the Company’s common stock on the date of grant. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $58,286. During the years ended December 31, 2016 and 2015, the Company recorded charges to operations of $50,286 and $12,857, respectively, with respect to these stock options.

On March 31, 2016, the Board of Directors of the Company awarded stock options for a total of 523,075 shares of common stock in various quantities to twelve individuals who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan. The stock options vested 25% on each of March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, and will expire on March 31, 2021. The exercise price of the stock options was established on the grant date at $7.3775 per share, which was the closing market price of the Company’s common stock on such date. The aggregate grant date fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was $3,774,000. During the years ended December 31, 2016 and 2015, the Company recorded a charge to operations of $3,469,500 and zero dollars, respectively, with respect to these stock options.

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

A summary of stock option activity for the year ended December 31, 2016 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2015	774,842	$7.8325
Granted	532,907	7.3305
Expired	-	-
Forfeited	-	-
Options outstanding at December 31, 2016	1,307,749	$7.6241	5.31

Options exercisable at December 31, 2015	519,662	$8.5150
Options exercisable at December 31, 2016	1,307,749	$7.6515	5.31

There was no deferred compensation expense for the outstanding and unvested stock options at December 30, 2016.

The exercise prices of common stock options outstanding and exercisable were as follows at December 31, 2016:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$4.5000	7,222	7,222	September 2, 2021
$5.6875	89,686	89,686	June 30, 2020
$5.7500	2,608	2,608	September 12, 2021
$6.4025	27,692	27,692	August 18, 2020
$6.4025	129,231	129,231	August 18, 2022
$6.4025	261,789	261,789	August 18, 2025
$6.8250	8,791	8,791	December 11, 2020
$7.3775	523,077	523,077	March 31, 2021
$8.1250	169,231	169,231	June 30, 2022
$13.0000	7,385	7,385	March 13, 2019
$13.0000	3,846	3,846	April 14, 2019
$13.9750	3,385	3,385	March 14, 2024
$15.4700	7,755	7,755	April 8, 2020
$15.9250	2,462	2,462	February 28, 2024
$16.0500	46,154	46,154	July 17, 2019
$16.6400	1,538	1,538	January 29, 2020
$19.5000	9,487	9,487	July 17, 2022
$19.5000	6,410	6,410	August 10, 2022
	1,307,749	1,307,749

Based on a fair market value of $2.8000 per share on December 31, 2016, there were no exercisable in-the-money common stock options as of December 31, 2016.

A summary of stock option activity for the year ended December 31, 2015 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2014	79,128	$16.3475
Granted	695,714	6.8575
Expired	-	-
Forfeited	-	-
Options outstanding at December 31, 2015	774,842	$7.8325	7.03

Options exercisable at December 31, 2014	79,128	$16.3475
Options exercisable at December 31, 2015	519,662	$8.5150	6.57

The exercise prices of common stock options outstanding and exercisable were as follows at December 31, 2015:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$5.6875	89,686	89,686	June 30, 2020
$6.4025	27,692	6,923	August 18, 2020
$6.4025	129,231	32,308	August 18, 2022
$6.4025	261,789	130,894	August 18, 2025
$6.8250	8,791	2,198	December 11, 2020
$8.12500	169,231	169,231	June 30, 2022
$13.0000	7,385	7,385	March 13, 2019
$13.0000	3,846	3,846	April 14, 2019
$13.9750	3,385	3,385	March 14, 2024
$15.4700	7,755	7,755	April 8, 2020
$15.9250	2,462	2,462	February 28, 2024
$16.2500	46,154	46,154	July 17, 2019
$16.6400	1,538	1,538	January 29, 2020
$19.5000	9,487	9,487	July 17, 2022
$19.5000	6,410	6,410	August 10, 2022
	774,842	519,662

Based on a fair market value of $6.0450 per share on December 30, 2015, the intrinsic value of exercisable in-the-money common stock options was $32,063 as of December 30, 2015.

For the years ended December 31, 2016 and 2015, stock-based compensation costs included in the consolidated statements of operations consisted of general and administrative expenses of $3,406,232 and $2,326,388, respectively, and research and development expenses of $1,327,742 and $380,058, respectively.

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

The stock options and warrants outstanding at June 30, 2012 were all out-of-the-money on August 10, 2012. During late July and early August 2012, shortly before completion of the merger, the Company issued options to officers and directors at that time to purchase a total of 22,651 shares of common stock exercisable for ten years at $19.5000 per share. By October 1, 2012, these options, as well as the options and warrants outstanding at June 30, 2012, were also out-of-the-money and continued to be out-of-the-money through December 31, 2016.

There were no stock options or warrants exercised subsequent to August 10, 2012 that triggered additional contingent consideration, and the only remaining stock options outstanding that could still trigger the additional contingent consideration remained generally out-of-the-money through December 31, 2016. As of December 31, 2016, due to the expirations and forfeitures of RespireRx stock options and warrants occurring since August 10, 2012, 6,497 contingent shares of common stock remained issuable under the Pier merger agreement.

The Company concluded that the issuance of any of the contingent shares to the Pier Stock Recipients was remote, as a result of the large spread between the exercise prices of these stock options and warrants as compared to the common stock trading range, the subsequent expiration or forfeiture of most of the options and warrants, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants have generally remained significantly out-of-the-money through December 31, 2016. Accordingly, the Company considered the fair value of the contingent consideration to be immaterial and therefore did not ascribe any value to such contingent consideration. If any such shares are ultimately issued to the former Pier stockholders, the Company will recognize the fair value of such shares as a charge to operations at that time.

Reserved and Unreserved Shares of Common Stock

At December 31, 2016, the Company had 65,000,000 shares of common stock authorized and 2,149,045 shares of common stock issued and outstanding. Furthermore, as of December 31, 2016, the Company had reserved an aggregate of 11 shares for issuance upon conversion of the Series B Preferred Stock; 540,198 shares for issuance upon exercise of warrants; 1,307,749 shares for issuance upon exercise of outstanding stock options; 63,236 shares to cover equity grants available for future issuance pursuant to the 2014 Plan; 292,201 shares to cover equity grants available for future issuance pursuant to the 2015 Plan; 29,768 shares for issuance upon conversion of the Convertible Notes; and 6,497 shares issuable as contingent shares pursuant to the Pier merger. Accordingly, as of December 31, 2016, the Company had an aggregate of 2,239,659 shares of common stock reserved for issuance and 60,611,296 shares of common stock unreserved and available for future issuance. The Company expects to satisfy its future common stock commitments through the issuance of authorized but unissued shares of common stock.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2016 and 2015 are summarized below.

	December 31,
	2016	2015
Capitalized research and development costs	$150,000	$150,000
Research and development credits	3,239,000	3,239,000
Stock-based compensation	3,430,000	1,496,000
Stock options issued in connection with the payment of debt	289,000	276,000
Net operating loss carryforwards	37,745,000	36,663,000
Accrued compensation	794,000	290,000
Accrued interest due to related party	94,000	70,000
Other, net	14,000	13,000
Total deferred tax assets	45,755,000	42,197,000
Valuation allowance	(45,755,000)	(42,197,000)
Net deferred tax assets	$-	$-

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2016 and 2015, management was unable to determine that it was more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2016 and 2015 due to the losses incurred during such periods. The Company’s effective tax rate is different from the federal statutory rate of 35% due primarily to net losses that receive no tax benefit as a result of a valuation allowance recorded for such losses.

Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2016 and 2015.

	Years Ended December 31,
	2016	2015

U. S. federal statutory tax rate	(35.0)%	(35.0)%
Stock-based compensation	-%	-%
Change in valuation allowance	33.0%	31.1%
Amortization of warrant discounts	1.3%	4.0%
Fair value of note payable conversion discounts	0.7%	-%
Other	-%	(0.1)%
Effective tax rate	0.0%	0.0%

As of December 31, 2016, the Company had federal and state tax net operating loss carryforwards of approximately $91,607,000 and $97,352,000, respectively. The state tax net operating loss carryforward consists of $92,084,000 for California purposes and $5,268,000 for New Jersey purposes. The difference between the federal and state tax loss carryforwards was primarily attributable to the capitalization of research and development expenses for California franchise tax purposes. The federal and state net operating loss carryforwards will expire at various dates from 2017 through 2036. The Company also had federal and California research and development tax credit carryforwards that totaled approximately $2,093,000 and $1,146,000, respectively, at December 31, 2016. The federal research and development tax credit carryforwards will expire at various dates from 2017 through 2032. The California research and development tax credit carryforward does not expire and will carryforward indefinitely until utilized.

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

On March 31, 2013, the Company accrued $85,000 as reimbursement for legal fees incurred by Aurora in conjunction with the removal of the Company’s prior Board of Directors on March 22, 2013, which amount has been included in accounts payable and accrued expenses at December 31, 2016 and 2015.

On June 30, 2015, the Board of Directors of the Company awarded, but did not pay, cash bonuses totaling $215,000, including an aggregate of $195,000 to certain of the Company’s executive officers and an aggregate of $20,000 to the independent members of the Company’s Board of Directors. The cash bonuses awarded to executive officers were as follows: Dr. Arnold S. Lippa - $75,000; Jeff E. Margolis - $60,000; and Robert N. Weingarten - $60,000. The cash bonuses awarded to the two independent members of the Company’s Board of Directors were as follows: James E. Sapirstein - $10,000; and Kathryn MacFarlane - $10,000. The cash bonuses were awarded as partial compensation for services rendered by such persons from January 1, 2015 through June 30, 2015, and are included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2016 and 2015.

On June 30, 2015, the Board of Directors also established cash compensation arrangements for certain of the Company’s executive officers at the following monthly rates: Dr. Arnold S. Lippa - $12,500; Jeff E. Margolis - $10,000; and Robert N. Weingarten - $10,000. In addition, the Company established quarterly cash board fees for the two independent members of the Company’s Board of Directors as follows: James E. Sapirstein - $5,000; and Kathryn MacFarlane - $5,000. This compensation was payable in arrears and commenced on July 1, 2015. These compensation arrangements have been extended through December 31, 2017. On August 18, 2015, the cash compensation arrangements for these executive officers were further revised as described below.

Both the cash bonuses and the cash monthly compensation were accrued and will not paid until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis.

Effective August 18, 2015, Company entered into employment agreements with Dr. Arnold S. Lippa, Robert N. Weingarten and Jeff E. Margolis, which superseded the compensation arrangements previously established for those officers on June 30, 2015, excluding the cash bonuses referred to above. Additional information with respect to these employment agreements entered into on August 18, 2015 is provided at Note 9.

During the years ended December 31, 2016 and 2015, the Company recorded charges to operations of $20,464 and $24,875, respectively, for consulting services rendered by an entity controlled by family members of Dr. Arnold S. Lippa.

A description of other transactions between the Company and Aurora is provided at Notes 4, 6 and 10.

A description of advances and notes payable to officers is provided at Note 4.

9. Commitments and Contingencies

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

By letter dated February 5, 2016, the Company received a demand from a law firm representing a professional services vendor of the Company alleging an amount due and owing for unpaid services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded the vendor the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted the vendor attorneys’ fees and costs of $47,930. All such amounts have been accrued at December 31, 2016.

By e-mail dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and owing for unpaid investment banking services rendered. The Company has been in discussions with this firm regarding this matter.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s consolidated financial statements at December 31, 2016 and 2015 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

Significant Agreements and Contracts

Consulting Agreement

Richard Purcell was appointed as the Company’s Senior Vice President of Research and Development effective October 15, 2014. Mr. Purcell provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc., through which the Company has contracted for his services, for a monthly cash fee of $12,500. Additional information with respect to shares of common stock issued to Mr. Purcell is provided at Note 6. Cash compensation expense pursuant to this agreement totaled $150,000 for the years ended December 31, 2016 and 2015, which is included in research and development expenses in the Company’s consolidated statements of operations for such periods.

Employment Agreements

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso, Ph.D., to be its new President and Chief Executive Officer. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which will be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Manuso received an annual base salary of $375,000. Dr. Manuso is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Manuso was granted stock options to acquire 261,789 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans in the discretion of the Board of Directors. Dr. Manuso is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as additional compensation for a term life insurance policy and disability insurance policy. Dr. Manuso is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Manuso is provided at Note 6. Cash compensation accrued pursuant to this agreement totaled $421,350 for the year ended December 31, 2016, and $146,060 for the period August 18, 2015 through December 31, 2015. Such amounts are included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2016 and 2015, respectively, and in general and administrative expenses in the Company’s consolidated statement of operations for the years ended December 31, 2016 and 2015. Dr. Manuso was also appointed to the Company’s Board of Directors and elected as Vice Chairman of the Board of Directors. Dr. Manuso will not receive any additional compensation for serving as Vice Chairman and on the Board of Directors. Such amounts have not been paid to Dr. Manuso.

Dr. Manuso had also agreed to purchase newly issued securities of the Company in an amount of $250,000, which was accomplished by Dr. Manuso’s participation in the first closing of the unit offering of common stock and warrants on August 28, 2015, as described at Note 6.

On August 18, 2015, concurrently with the hiring of Dr. James S. Manuso as the Company’s new President and Chief Executive Officer, Dr. Arnold S. Lippa resigned as the Company’s President and Chief Executive Officer. Dr. Lippa continues to serve as the Company’s Executive Chairman and as a member of the Board of Directors. Also on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which will be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Lippa received an annual base salary of $300,000. Dr. Lippa is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 30,769 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Dr. Lippa is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Lippa is provided at Note 6. Cash compensation accrued pursuant to this agreement totaled $254,700 and $118,438 for the years ended December 31, 2016 and 2015, respectively, which is included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2016 and 2015, and in research and development expenses in the Company’s consolidated statement of operations. Cash compensation accrued to Dr. Lippa for bonuses and under a prior superseded arrangement, while still serving as the Company’s President and Chief Executive Officer, totaled $94,758 and is included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2016 and 2015, and in general and administrative expenses in the Company’s consolidated statement of operations. Such amounts have not been paid to Dr. Lippa. Dr. Lippa does not receive any additional compensation for serving as Executive Chairman and on the Board of Directors.

On August 18, 2015, the Company also entered into employment agreements with Jeff E. Margolis, in his continuing role as Vice President, Secretary and Treasurer, and Robert N. Weingarten, in his continuing role as Vice President and Chief Financial Officer. Pursuant to the agreements, which are for initial terms through September 30, 2016 (and which will be deemed to be automatically extended upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Mr. Margolis and Mr. Weingarten each received an annual base salary of $195,000, and each is also eligible to receive performance-based annual bonus awards ranging from $65,000 to $125,000, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Mr. Margolis and Mr. Weingarten were each granted stock options to acquire 30,769 shares of common stock of the Company and both are eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Margolis and Mr. Weingarten are also each entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Both Mr. Margolis and Mr. Weingarten are also each entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Mr. Margolis and Mr. Weingarten is provided at Note 6. Cash compensation accrued pursuant to these agreements totaled $433,200 ($216,600 each) and $159,540 ($79,770 each) for the years ended December 31, 2016 and 2015, respectively, which is included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2016 and 2015, and in general and administrative expenses in the Company’s consolidated statement of operations. Cash compensation accrued to Mr. Margolis and Mr. Weingarten for bonuses and under prior superseded arrangements totaled $151,612 ($75,806 each) and is also included in accrued compensation and related expenses in the Company’s consolidated balance sheet at September 30, 2016, and in general and administrative expenses in the Company’s consolidated statement of operations. Such amounts have not been paid to Mr. Margolis or Mr. Weingarten. Mr. Margolis and Mr. Weingarten also continue to serve as Directors of the Company, but do not receive any additional compensation for serving on the Board of Directors.

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

On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its consolidated financial statements at December 31, 2016 and 2015.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015 and also requires the Company to pay the University of Illinois a license fee, royalties, patent costs and certain milestone payments. The 2014 License Agreement provides for various royalty payments by the Company, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty of $100,000 beginning in 2015, which is due and payable on December 31 of each year. The 2015 minimum annual royalty of $100,000 was paid as scheduled in December 2015, and the 2016 minimum annual royalty of $100,000 was paid as scheduled in December 2016. In the year after the first application for market approval is submitted to the FDA and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA and until the first sale of a product, the minimum annual royalty payable by the Company will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000.

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

During the years ended December 31, 2016 and 2015, the Company recorded a charge to operations of $100,000 and $100,000, respectively, with respect to its 2016 and 2015 minimum annual royalty obligation, which is included in research and development expenses in the Company’s consolidated statement of operations for the years ended December 31, 2016 and 2015.

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (approximately US$111,000), consisting of approximately CAD$85,000 (approximately US$65,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (approximately US$15,000). As of December 31, 2016, all payments required pursuant to this Research Contract had been made as required. The conversion to US dollars above utilizes an exchange rate of approximately US$0.76 for every CAD$1.00.

The University of Alberta will receive matching funds through a grant from the Canadian Institutes of Health Research in support of the research. The Company will retain the rights to research results and any patentable intellectual property generated by the research. Dr. John Greer, Chairman of the Company’s Scientific Advisory Board and faculty member of the Department of Physiology, Perinatal Research Centre and Women & Children’s Health Research Institute, and Alberta Innovates - Health Sciences Senior Scientist with the Neuroscience and Mental Health Institute at the University of Alberta, will collaborate on this research. The studies were completed in 2016.

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

Duke University Clinical Trial Agreement

On January 27, 2015, the Company entered into a Clinical Study and Research Agreement (the “Agreement”) with Duke University to develop and conduct a protocol for a program of clinical study and research at a total cost of $50,579, which was completed in March 2015 and charged to research and development expenses during the three months ended March 31, 2015. On October 30, 2015, the Agreement was amended to provide for a Phase 2A clinical trial of CX1739 at a cost of $558,268. During March 2016, a Phase 2A clinical trial at Duke University School of Medicine was initiated, with the dosing portion of the clinical trial completed in June 2016 and the clinical trial formally completed on July 11, 2016. On July 28, 2016, the Agreement was further amended to reflect additional post-clinical trial costs of $120,059, increasing the total amount payable under the Agreement to $678,327. During the year ended December 31, 2016, the Company recorded a charge to operations of $602,642 for research and development expenses with respect to work conducted pursuant to the amended Agreement.

Sharp Clinical Services, Inc. Agreement

The Company has various agreements with Sharp Clinical Services, Inc. to provide packaging, labeling, distribution and analytical services.

Covance Laboratories Inc. Agreement

On October 26, 2016, the Company entered into a twelve month agreement with Covance Laboratories Inc. to provide compound testing and storage services with respect to CX1739, CX1866 and CX1929 at a total budgeted cost of $35,958.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2016, aggregating $2,251,324.

		Payments Due By Year
	Total	2017	2018	2019	2020	2021
Research and development contracts	$52,801	$52,801	$—	$—	$—	$—
Clinical trial agreements (1)	26,773	26,773	—	—	—	—
License agreements	500,000	100,000	100,000	100,000	100,000	100,000
Employment and consulting agreements (2)	1,671,750	1,106,100	565,650	—	—	—
Total	$2,251,324	$1,285,674	$665,650	$100,000	$100,000	$100,000

(1) The amount presented is net of the remaining balance of an advance payment of $48,912 made on May 6, 2016, which has been reflected as advance payment on research contract in the Company’s consolidated balance sheet at December 31, 2016.

(2) The payment of such amounts has been deferred indefinitely, as described above at “Employment Agreements”.

10. Subsequent Events

2017 Unit Offering

On March 10, 2017, the Company entered into a private placement agreement with an accredited investor, pursuant to which, the Company sold units for aggregate cash consideration of $50,000 in the first closing of an offering of up to $1,500,000. On March 28, 2017, the Company entered into private placement agreements with two additional accredited investors, pursuant to which the Company sold additional units for aggregate cash consideration of $300,000. Each unit consists of (i) one share of common stock, and (ii) one warrant to purchase an additional share of common stock. The price per unit in the initial and second closing which will be the price per unit in subsequent closings of the private placement, was $2.50. The warrants are exercisable until December 31, 2021 and may be exercised at 110% of the per unit price, or $2.75 per share of common stock. The warrants have a cashless exercise provision and certain “blocker” provisions limiting the percentage of shares of common stock of the Company that the purchaser can hold upon exercise. The warrants are also subject to a call by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 200% or more of the unit purchase price for any five (5) consecutive trading days. The purchaser is a non-affiliated investor. 20,000 shares of common stock were purchased in the private placement, together with warrants to purchase an additional 20,000 shares of Common Stock.

In addition, the purchaser has the option, but not the obligation, to exchange the entire amount invested in the private placement (but not less than the entire amount), in such purchaser’s sole discretion, into any subsequent equity offering accounted for in the equity section of the Company’s Statement of Financial Condition, until the earlier of (i) the completion of subsequent offerings by the Company aggregating at least $15 million of gross proceeds to the Company, or (ii) December 31, 2017. If exchanged, the amount to be invested in a subsequent offering will be 1.2 times the amount of the initial investment in the private placement, or 1.4 times the amount of the initial investment if the Company has entered into financing transactions pursuant to Sections 3(a)(9) or 3(a)(10) of the Securities Act of 1933, as amended, or other financing arrangements that have full-ratchet anti-dilution provisions (i) without a floor, or (ii) with an indeterminate and potentially infinite number of shares issuable pursuant to such provisions. If neither termination condition has been reached, and the Company has more than one subsequent offering, the purchaser may elect to exchange into any subsequent offering, regardless of whether such purchaser has already exchanged into a subsequent offering; provided, however, that the amount invested in such subsequent offering will only and always be 1.2 (or 1.4, as applicable) times the amount of the initial investment. These exchange rights are effective until the earlier of: (i) the completion of any number of Subsequent Equity Financings that aggregate at least $15 million of gross proceeds, or (ii) December 31, 2017.

In the case of an acquisition, as defined in the agreement, in which the Company is not the surviving entity, the holder of each warrant would receive from any surviving entity or successor to the Company, in exchange for such warrant, a new warrant from the surviving entity or successor to the Company, substantially in the form of the existing warrant and with an exercise price adjusted to reflect the nearest equivalent exercise price of common stock (or other applicable equity interest) of the surviving entity that would reflect the economic value of the warrant, but in the surviving entity.

Unlimited piggy-back registration rights have been granted with respect to the common stock, and the common stock underlying the warrants, unless such common stock is eligible to be sold without volume limits under an exemption from registration under any rule or regulation of the SEC that permits the holder to sell securities of the Company to the public without registration.

The Company is not obligated to pay placement agent fees, brokerage commissions, finder’s fees or similar payments or warrants in respect to the closing, but is obligated to pay $20,000 in placement agent fees and issue placement agent warrants to purchase 8,000 shares of common stock to Aurora in connection with the second closing. Placement agent warrants are exercisable through December 31, 2021 at $2.75 per share of common stock. The Company also may be obligated to pay such fees including warrant fees in subsequent closings.

The shares of common stock and warrants were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. None of the shares of common stock issued as part of the units, the warrants, the common stock issuable upon exercise of the warrants or any warrants issued to a qualified referral source. have been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

Approval of Amendment of the Amended and Restated 2015 Stock and Stock Option Plan

On January 17, 2017, the Board of Directors of the Company approved the adoption of the Amendment of the Amended and Restated RespireRx Pharmaceuticals, Inc. 2015 Stock and Stock Option Plan (the “2015 Plan”). As a result of the 325-to-1 reverse stock split of the Company’s issued and outstanding common stock on September 1, 2016, the shares issuable under the 2015 Plan had effectively been reduced from 500,000,000 to 1,538,461 by the terms of the 2015 Plan. The Amendment increases the shares issuable under the plan by 1,500,000, from 1,538,461 to 3,038,461. Other than the change in the number of shares available under the 2015 Plan, no other changes were made to the 2015 Plan by the Amendment.

Award of Common Stock Options

On January 17, 2017, the Board of Directors of the Company awarded stock options for a total of 395,000 shares of common stock in various quantities to seventeen individuals who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan. The stock options vested 25% on January 17, 2017, 25% on March 31, 2017, and will vest 50% on June 30, 2017, and will expire on January 17, 2022. The exercise price of the stock options was established on the grant date at $3.9000 per share, which was the closing market price of the Company’s common stock on such date. The aggregate grant date fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was $1,464,305.

Arbitration Award

By letter dated February 5, 2016, the Company received a demand from a law firm representing a professional services vendor of the Company alleging an amount due and owing for unpaid services rendered. On January 18, 2017, an arbitrator awarded the vendor the full amount sought in arbitration of $146,082. The arbitrator granted the vendor attorneys’ fees and costs of $47,930. All such amounts have been accrued at December 31, 2016.

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

RESPIRERX PHARMACEUTICALS INC.

Date: March 31, 2017	By:	/s/ James S.J. Manuso, Ph.D.
James S.J. Manuso, Ph.D.
President and Chief Executive Officer

We, the undersigned directors and officers of RespireRx Pharmaceuticals Inc., do hereby constitute and appoint each of James S.J. Manuso, Ph.D., Arnold S. Lippa, Ph.D., Jeff E. Margolis and Robert N. Weingarten as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James S. J. Manuso, Ph.D.	President, Chief Executive Officer,	March 31, 2017
James S. J. Manuso, Ph.D.	Director and Vice Chairman of the Board

/s/ Arnold S. Lippa, Ph.D.	Chief Scientific Officer, Director and	March 31, 2017
Arnold S. Lippa, Ph.D.	Executive Chairman of the Board

/s/ Jeff E. Margolis	Vice President, Treasurer, Secretary, Interim Chief Financial Officer and	March 31, 2017
Jeff E. Margolis	Director

/s/ James E. Sapirstein	Director	March 31, 2017
James E. Sapirstein

/s/ Kathryn MacFarlane	Director	March 31, 2017
Kathryn MacFarlane

S-1

RespireRx Pharmaceuticals Inc.

Annual Report on Form 10-K

Year Ended December 31, 2016

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of August 10, 2012, by and among Cortex Pharmaceuticals, Inc., Pier Acquisition Corp. and Pier Pharmaceuticals, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 16, 2012 (File no. 001-16467).

3.1	Second Restated Certificate of Incorporation dated May 19, 2010, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed May 24, 2010 (File no. 001-16467).

3.2	Certificate of Amendment of the (Second Restated) Certificate of Incorporation of Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 18, 2014 (File no. 001-16467).

3.3	Second Certificate of Amendment of the (Second Restated) Certificate of Incorporation of Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 17, 2015 (File no. 001-16467).

3.4	Third Certificate of Amendment of the Second Restated Certificate of Incorporation of RespireRx Pharmaceuticals Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 1, 2016 (File no. 001-16467).

3.5	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed October 15, 1996 (File no. 001-17951).

3.6	Certificate of Amendment of By-Laws of the Company, incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 8-K filed November 15, 2007. (File no. 001-16467)

3.7	Certificate of Designation, Preferences, Rights and Limitations of Series G 1.5% Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File no. 001-16467).

4.1	Placement Agency Agreement, dated August 24, 2007, by and between Cortex Pharmaceuticals, Inc. and JMP Securities LLC and Rodman and Renshaw, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed August 27, 2007 (File no. 001-16467).

4.2	Placement Agency Agreement, dated April 13, 2009, by and between the Company and Rodman & Renshaw, LLC, Form of Securities Purchase Agreement and Form of Common Stock Purchase Warrant issued by the Company, incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Current Report on Form 8-K filed April 17, 2009 (File no. 001-16467).

10.1	License Agreement, dated March 27, 1991, between the Company and the Regents of the University of California, incorporated by reference to the same numbered Exhibit to the Company’s Amendment on Form 8 filed November 27, 1991 to the Company’s Annual Report on Form 10-K filed September 30, 1991. (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.2	Exclusive License Agreement, dated June 25, 1993, as amended May 23, 2003, between the Company and the Regents of the University of California, incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed February 12, 2004 (File no. 001-16467). (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.3	Amendment to the Exclusive License Agreement, dated June 1, 2007, between the Company and the Regents of the University of California, incorporated by reference to Exhibit 10.102 to the Company’s Current Report on Form 8-K filed June 7, 2007 (File no. 001-16467).

10.4	Amendment to the Exclusive License Agreement, dated as of August 24, 2010, between the Company and the Regents of the University of California, incorporated by reference to Exhibit 10.120 to the Company’s Report on Form 8-K filed August 30, 2010 (File no. 001-16467).

10.5	Fifth Amendment to the Exclusive License Agreement, dated as of March 15, 2011, between the Company and the Regents of the University of California, incorporated by reference to Exhibit 10.121 to the Company’s Current Report on Form 8-K filed March 21, 2011 (File no. 001-16467).

10.6	Cortex Pharmaceuticals, Inc. 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.94 to the Company’s Report on Form 8-K filed May 11, 2006 (File no. 001-16467).*

10.7	Form of Notice of Grant of Stock Options and Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.96 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006 (File no. 001-16467).*

10.8	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006 (File no. 001-16467).*

10.9	Amendment No. 1 to the Company’s 2006 Stock Incentive Plan, dated May 9, 2007, incorporated by reference to Exhibit 10.101 to the Company’s Current Report on Form 8-K filed May 15, 2007 (File no. 001-16467).*

10.10	Amendment No. 2 to the Company’s 2006 Stock Incentive Plan, effective as of June 5, 2009, incorporated by reference Exhibit 10.115 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009 (File no. 001-16467).*

10.11	Amendment No. 3 to the Company’s 2006 Stock Incentive Plan, effective May 19, 2010, incorporated by reference to Exhibit 10.118 to the Company’s Current Report on Form 8-K filed May 24, 2010 (File no. 001-16467).*

10.12	Patent License Agreement between the Company and the University of Alberta, dated as of May 9, 2007, incorporated by reference to Exhibit 10.105 to the Company’s Annual Report on Form 10-K filed March 17, 2008 (File no. 001-16467). (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.13	Securities Purchase Agreement, dated July 29, 2009, by and between the Company and the Investors, including a form of Registration Rights Agreement attached as Exhibit B thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to Exhibit 10.114 to the Company’s Current Report on Form 8-K filed July 30, 2009 (File no. 001-16467).

10.14	Asset Purchase Agreement, dated March 15, 2011, by and between the Company and Biovail Laboratories International SRL, incorporated by reference to Exhibit 10.122 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2011 (File no. 001-16467). (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.15	Patent Assignment and Option and Amended and Restated Agreement, dated June 10, 2011, between the Company and Les Laboratoires Servier, incorporated by reference to Exhibit 10.125 to the Company’s Quarterly Report on Form 10-Q filed August 18, 2011 (File no. 001-16467). (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

10.16	Securities Purchase Agreement, dated January 15, 2010, by and between the Company and Samyang Optics Co., Ltd., including a form of Convertible Promissory Note attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit B thereto, incorporated by reference to Exhibit 10.116 to the Company’s Current Report on Form 8-K filed January 21, 2010 (File no. 001-16467).

10.17	Securities Purchase Agreement, dated October 20, 2011, by and between the Company and Samyang Value Partners Co., Ltd., including the Common Stock Purchase Warrant attached as Exhibit A thereto, incorporated by reference to Exhibit 10.127 to the Company’s Annual Report on Form 10-K filed March 30, 2012 (File no. 001-16467).

10.18	Securities Purchase Agreement, dated June 25, 2012, by and between the Company and Samyang Optics Co., Ltd., including a form of Secured Promissory Note attached as Exhibit A thereto, a form of Common Stock Purchase Warrant attached as Exhibit B thereto, and a form of Patent Security Agreement attached as Exhibit C thereto, incorporated by reference to Exhibit 10.129 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2012 (File no. 001-16467).

10.19	Lease Agreement, dated May 14, 2012, for the Company’s facilities in Irvine, California, incorporated by reference to Exhibit 10.128 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2012 (File no. 001-16467).

10.20	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File no. 001-16467).

10.21†	Cortex Pharmaceuticals, Inc. 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan, established March 14, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File no. 001-16467).

10.22	Exclusive License Agreement, dated as of June 27, 2014, by and between the Board of Trustees of the University of Illinois, a body corporate and politic of the State of Illinois, and Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2014 (File no. 001-16467).

10.23	Standard Agreement for Submitting Compounds for Preclinical Pharmacological, Pharmacokinetic and Toxicological Evaluation, dated October 19, 2015, by and between the National Institute on Drug Abuse (hereinafter referred to as “NIDA”), a component of the National Institutes of Health (NIH); and Cortex Pharmaceuticals, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 19, 2016 (File no. 001-16467).

10.24†	Form of Non-Statutory Stock Option Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2014 (File no. 001-16467).

10.25†	Form of Incentive Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2014 (File no. 001-16467).

10.26†	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2014 (File no. 001-16467).

10.27	Release Agreement, dated September 2, 2014, between the Company and the Institute for the Study of Aging Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2014 (File no. 001-16467).

10.28	Form of Convertible Note and Warrant Agreement, including a form of 10% Convertible Note due September 15, 2012 attached as Exhibit A thereto and a form of Warrant to Purchase Common Stock attached as Exhibit B thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2014 (File no. 001-16467).

10.29	Demand Promissory Note, dated June 16, 2015, held by Arnold S. Lippa on behalf of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2015 (File no. 001-16467).

10.30	Form of Demand Promissory Note, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2016 (File no. 001-16467).

10.31	Form of Warrant to Purchase Common Stock, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2016 (File no. 001-16467).

10.32	2015 Stock and Stock Option Plan, dated June 30, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2015 (File no. 001-16467).*

10.33	Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2016 (File no. 001-16467).

10.34	First Amendment of Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017 (File no. 001-16467).

10.35	Form of Non-Statutory Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 8, 2015 (File no. 001-16467).

10.36	Employment Agreement, dated August 18, 2015, between the Company and James S. J. Manuso, incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 19, 2015 (File no. 001-16467).*

10.37	Employment Agreement, dated August 18, 2015, between the Company and Arnold S. Lippa, incorporated by reference to Exhibit 10.3 to Form 8-K filed on August 19, 2015 (File no. 001-16467).*

10.38	Employment Agreement, dated August 18, 2015, between the Company and Robert N. Weingarten, incorporated by reference to Exhibit 10.4 to Form 8-K filed on August 19, 2015 (File no. 001-16467).*

10.39	Employment Agreement, dated August 18, 2015, between the Company and Jeff E. Margolis, incorporated by reference to Exhibit 10.5 to Form 8-K filed on August 19, 2015 (File no. 001-16467).*

10.40	Form of Second Amended and Restated Common Stock and Warrant Purchase Agreement, including a Form of Warrant to Purchase Common Stock attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 31, 2015 (File no. 001-16467).

10.41	Form of Common Stock and Warrant Purchase Agreement, including a form of Warrant to Purchase Common Stock attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2016 (File no. 001-16467).

10.42	Form of Common Stock and Warrant Purchase Agreement, including a form of Warrant to Purchase Common Stock attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2017 (File no. 001-16467).

10.43	Form of Common Stock and Warrant Purchase Agreement, including a form of Warrant to Purchase Common Stock attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2017 (File no. 001-16467).

10.44	Form of Exchange Agreement, including a Form of New Warrant attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2016 (File no. 001-16467).

10.45	Form of Exchange Agreement incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2016 (File no. 001-16467).

21**	Subsidiaries of the Registrant.

23.1**	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.

24**	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K).

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.
**	Filed herewith.