Form 10-Q
period 2017-06-30
RespireRx Pharmaceuticals Inc.
filed 2017-08-14
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act..

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

Yes [  ] No [X]

As of August 7, 2017, the Company had 2,289,045 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,848	$92,040
Advance payment on research contract	48,912	48,912
Prepaid expenses, including current portion of long-term prepaid insurance of $14,945 at June 30, 2017 and December 31, 2016	83,516	54,724

Total current assets	163,276	195,676
Equipment, net of accumulated depreciation of $19,013 and $15,730 at June 30, 2017 and December 31, 2016, respectively	1,884	5,167
Long-term prepaid insurance, net of current portion of $14,945 at June 30, 2017 and December 31, 2016	25,531	33,004

Total assets	$190,691	$233,847

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including $243,249 and $194,066 payable to related parties at June 30, 2017 and December 31, 2016, respectively	$2,791,698	$2,494,729
Accrued compensation and related expenses	2,478,483	1,944,559
Convertible notes payable, currently due and payable on demand, including accrued interest of $81,151 and $62,616 at June 30, 2017 and December 31, 2016, respectively (of which $79,874, including accrued interest of $18,874, was deemed to be in default at June 30, 2017 and $75,038, including accrued interest of $14,038, was deemed to be in default at December 31, 2016) (Note 4)	357,151	338,616
Note payable to SY Corporation, including accrued interest of $243,151 and $219,362 at June 30, 2017 and December 31, 2016, respectively (payment obligation currently in default – Note 4)	649,484	594,007
Notes payable to officers, including accrued interest of $18,715 and $11,018 as of June 30, 2017 and December 31, 2016, respectively (Note 4)	173,915	166,218
Non-permanent equity (Note 6)	-	185,000
Other short-term notes payable	49,296	4,095

Total current liabilities	6,500,027	5,727,224

Commitments and contingencies (Note 8)

Stockholders’ deficiency: (Note 6)
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 11; common shares issuable upon conversion at 0.00030 common shares per Series B share	21,703	21,703
Common stock, $0.001 par value; shares authorized: 65,000,000; shares issued and outstanding: 2,289,045 and 2,149,045 at June 30, 2017 and December 31, 2016, respectively (Note 2)	2,289	2,149
Additional paid-in capital	154,230,663	151,993,550
Accumulated deficit	(160,563,991)	(157,510,779)

Total stockholders’ deficiency	(6,309,336)	(5,493,377)

Total liabilities and stockholders’ deficiency	$190,691	$233,847

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating expenses:
General and administrative, including $688,388 and $1,173,955 to related parties for the three months ended June 30, 2017 and 2016, respectively, and $1,060,037 and $2,337,366 to related parties for the six months ended June 30, 2017 and 2016, respectively	$918,317	$1,422,605	$1,908,193	$2,922,245
Research and development, including $365,743 and $425,473 to related parties for the three months ended June 30, 2017 and 2016, respectively, and $570,073 and $843,433 to related parties for the six months ended June 30, 2017 and 2016, respectively	631,200	926,920	1,062,010	1,844,056
Total operating expenses	1,549,517	2,349,525	2,970,203	4,766,301
Loss from operations	(1,549,517)	(2,349,525)	(2,970,203)	(4,766,301)
Fair value of inducement to effect exchange of 10% convertible notes payable for common stock	-	(188,274)	-	(188,274)
Interest expense, including $3,869 and $2,623 to related parties for the three months ended June 30, 2017 and 2016, respectively, and $7,696 and $100,989 to related parties for the six months ended June 30, 2017 and 2016, respectively	(26,283)	(199,441)	(51,321)	(446,206)
Foreign currency transaction gain (loss)	(8,266)	5,991	(31,688)	(11,419)
Net loss	(1,584,066)	(2,731,249)	(3,053,212)	(5,412,200)
Adjustments related to Series G 1.5% Convertible Preferred Stock:
Dividend on Series G 1.5% Convertible Preferred Stock	-	(184)	-	(1,165)

Net loss attributable to common stockholders	$(1,584,066)	$(2,731,433)	$(3,053,212)	$(5,413,365)

Net loss per common share - basic and diluted	$(0.69)	$(1.45)	$(1.37)	$(3.17)

Weighted average common shares outstanding - basic and diluted	2,289,045	1,885,347	2,224,515	1,705,646

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Six Months Ended June 30, 2017

	Series B
	Convertible
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance, December 31, 2016	37,500	$21,703	2,149,045	$2,149	$151,993,550	$(157,510,779)	$(5,493,377)
Sale of common stock units in private placement	-	-	140,000	140	349,860	-	350,000
Costs incurred in connection with sale of common stock units	-	-	-	-	(20,000)	-	(20,000)
Fair value of common stock options issued as compensation	-	-	-	-	1,722,253	-	1,722,253
Reclassification of non-permanent equity	-	-	-	-	185,000	-	185,000
Net loss	-	-	-	-	-	(3,053,212)	(3,053,212)
Balance, June 30, 2017	37,500	$21,703	2,289,045	$2,289	$154,230,663	$(160,563,991)	$(6,309,336)

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(3,053,212)	$(5,412,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,283	3,477
Amortization of debt discounts (including beneficial conversion feature) related to convertible notes payable	-	177,876
Write-off of unamortized debt discounts (including beneficial conversion feature) related to exchange of 10% convertible notes payable for common stock	-	116,499
Fair value of inducement to effect exchange of 10% convertible notes payable for common stock	-	188,274
Fair value of warrants issued as additional consideration in connection with loans from officers	-	96,636
Stock-based compensation expense included in -
General and administrative expenses	1,127,052	1,984,118
Research and development expenses	595,201	801,064
Foreign currency transaction loss	31,688	11,419
Changes in operating assets and liabilities:
(Increase) decrease in -
Advance payment on research contract	-	(111,654)
Prepaid expenses	(21,319)	(33,132)
Increase (decrease) in -
Accounts payable and accrued expenses	276,969	643,658
Accrued compensation and related expenses	533,924	611,450
Accrued interest payable	50,021	54,617
Net cash used in operating activities	(456,393)	(867,898)

Cash flows from financing activities:
Proceeds from sale of common stock units	350,000	309,985
Proceeds from warrant exchange transactions	-	762,240
Proceeds from issuance of notes payable to officers	-	105,200
Principal paid on other short-term notes payable	-	(15,470)
Other short-term notes payable	45,201	-
Net cash provided by financing activities	395,201	1,161,955

Cash and cash equivalents:
Net (decrease) increase	(61,192)	294,057
Balance at beginning of period	92,040	53,199
Balance at end of period	$30,848	$347,256

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended June 30,
	2017	2016

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$1,274	$562

Non-cash financing activities:
Dividends on Series G 1.5% Convertible Preferred Stock	$-	$1,165
Deferred financing costs charged to additional paid-in capital	$-	$3,429
Short-term note payable issued in connection with the procurement of directors and officers insurance	$-	$40,016
Stated value of Series G 1.5% Convertible Preferred Stock converted into common stock	$-	$259,731
Fair value of common stock issued to service providers	$-	$96,250
10% convertible notes payable, including accrued interest of $40,983, exchanged for common stock	$-	$344,483
Accrual of fees payable to placement agent in connection with the sale of common stock units	$20,000	-
Fair value of common stock warrants issued to placement agent in connection with the sale of common stock units	$27,648	$-
Reclassification of non-permanent equity	$185,000	-

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Six Months Ended June 30, 2017 and 2016

1. Basis of Presentation

The condensed consolidated financial statements of RespireRx Pharmaceuticals Inc. (“RespireRx”) and its wholly-owned subsidiary, Pier Pharmaceuticals, Inc. (“Pier”) (collectively referred to herein as the “Company,” unless the context indicates otherwise), at June 30, 2017 and for the three months and six months ended June 30, 2017 and 2016, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 2017, the results of its condensed consolidated operations for the three months and six months ended June 30, 2017 and 2016, and its condensed consolidated cash flows for the six months ended June 30, 2017 and 2016. Condensed consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed consolidated balance sheet at December 31, 2016 has been derived from the Company’s audited condensed consolidated financial statements at such date.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC.

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

Dronabinol is a Schedule III controlled drug, available in branded and generic forms, which has a relatively low abuse potential and is approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of AIDS-related anorexia and chemotherapy-induced emesis. The use of dronabinol for the treatment of OSA is a novel indication for an already approved drug and, as such, the Company believes that it would only require approval by the FDA of a 505(b)(2) application, as opposed to the submission and approval of a full new drug application.

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $3,053,212 for the six months ended June 30, 2017 and $9,229,760 for the fiscal year ended December 31, 2016, and negative operating cash flows of $456,393 for the six months ended June 30, 2017 and $1,328,684 for the fiscal year ended December 31, 2016. The Company also had a stockholders’ deficiency of $6,309,336 at June 30, 2017, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s condensed consolidated financial statements for the year ended December 31, 2016, has expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently, and has for some time, been in significant financial distress. It has limited cash resources and current assets and has no ongoing source of sustainable revenue. Management is continuing to address various aspects of the Company’s operations and obligations, including, without limitation, debt obligations, financing requirements, intellectual property, licensing agreements, legal and patent matters and regulatory compliance, and has continued to raise new debt and equity capital to fund the Company’s business activities from both related and unrelated parties, as described at Notes 4 and 7.

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

Capitalized Financing Costs

The Company presents debt issuance costs related to a debt liability in its condensed consolidated balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. As of June 30, 2017 and December 31, 2016, the Company did not have any such capitalized financing costs on its condensed consolidated balance sheets.

Series G 1.5% Convertible Preferred Stock

The shares of Series G 1.5% Convertible Preferred Stock (including accrued dividends) issued in 2014 were mandatorily convertible into common stock at a fixed conversion rate on April 17, 2016 (if not converted earlier) and provided no right to receive a cash payment. Additionally, the Series G 1.5% Convertible Preferred Stock included no participatory or reset rights, or other protections (other than normal anti-dilution rights) based on subsequent events, including equity transactions. Accordingly, the Company categorized the Series G 1.5% Convertible Preferred Stock in stockholders’ deficiency, as there were no derivatives embedded in such security that would require identification, bifurcation and valuation. The Company did not issue any warrants to investors in conjunction with the Series G 1.5% Convertible Preferred Stock financing.

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

The closing market price of the Company’s common stock on the extension date of September 15, 2015 was $10.0750 per share, as compared to the fixed conversion price of the convertible notes and the fixed exercise price of both the original warrants and the New Warrants of $11.3750 per share. The Company accounted for the beneficial conversion features with respect to the extension of the convertible notes and the extension of the original warrants and the issuance of the New Warrants in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options.

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

Note Exchange Agreements

During April and May 2016, the Company entered into Note Exchange Agreements with certain note holders, including one non-officer/director affiliate, as described below, representing an aggregate of $303,500 of principal amount of the convertible notes (out of a total of $579,500 of original principal amount of the convertible notes payable). The Note Exchange Agreements were substantially similar, and provided for the note holders to exchange their notes, original warrants and New Warrants (collectively, the “Exchanged Securities”), plus cash, in exchange for shares of the Company’s common stock. In the aggregate, $344,483 of principal amount and accrued interest of the convertible notes, original warrants to purchase 26,681 shares of the Company’s common stock and New Warrants to purchase 14,259 shares of the Company’s common stock, plus an aggregate of $232,846 in cash, were exchanged for 101,508 shares of the Company’s common stock, with a total market value of $631,023 (average $6.2075 per share), which resulted in a credit to total stockholders’ deficiency of $577,329. All of the Exchanged Securities were cancelled as a result of the respective exchange transactions.

Among the executed Note Exchange Agreements, the Company entered into one Note Exchange Agreement with a non-officer/director affiliate effective May 4, 2016 (the financial information with respect thereto is included in the summary paragraph presented above), pursuant to which this affiliate exchanged $28,498 of principal amount and accrued interest of the convertible notes, original warrants to purchase 2,198 shares of the Company’s common stock and New Warrants to purchase 1,178 shares of the Company’s common stock, plus $19,200 in cash, in return for 8,386 shares of the Company’s common stock.

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

The closing market prices of the Company’s common stock on the transaction closing dates from January 8, 2016 through June 30, 2016, ranged from a low of $3.4416 on February 9, 2016 to a high of $9.7403 on February 29, 2016.

2nd 2016 Unit Offering

On December 29, 2016 and December 30, 2016, the Company sold units to investors for aggregate gross proceeds of $185,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock. Units were sold for $1.42 per unit and the warrants issued in connection with the units are exercisable at a fixed price $1.562 per share of the Company’s common stock. The warrants contain a cashless exercise provision and certain blocker provisions preventing exercise during periods of time when the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock if such exercise were to occur. The warrants are also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 200% or more of the unit purchase price for any five (5) consecutive trading days. Investors received an unlimited number of piggy-back registration rights. Investors received an unlimited number of exchange rights to exchange such investor’s entire investment (and not less than the entire investment) into subsequent offerings of the Company until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing will be 1.2 times the amount of the original investment. Under certain circumstances, the ratio may be 1.4 instead of 1.2. The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification (ASC) 815, and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and the warrants and exchange right should be accounted for with the host instrument. The Company analyzed how the host instrument should be classified and determined that, as of December 31, 2016 and March 31, 2017, it could not be classified as permanent equity due to the possibility that the Unit investment amount could be exchanged for debt (convertible or otherwise) or for redeemable preferred stock. Because the exchange right expires within one year, the Company concluded that the Unit investment would be appropriately classified as a current liability at that time. The Company had also evaluated whether the carrying value of the current liability required adjustment or revaluation at March 31, 2017 and concluded that, because the liability is short term, and because the Company had not conducted and was not at that time conducting an offering that would likely result in an exchange, the carrying value was not required to be adjusted. Subsequent to June 30, 2017, the Company’s Board has approved an offering of securities to be conducted via private placement that, because of the terms of the new offering as compared to the terms of the 2nd 2016 Unit Offering, is likely to result in an exchange of units for new equity securities of the Company and is unlikely to result in an exchange of units into a debt security or any form of mandatorily cash redeemable security. Given this very high probability of an exchange into equity and the correspondingly low probability of an exchange to debt or any form of mandatorily cash redeemable security, the Company has reclassified the non-permanent equity liability to permanent equity as of June 30, 2017 (See Note 9 – Subsequent Events).

The closing market prices of the Company’s common stock on December 29, 2016 and December 30, 2016 were $2.85 and $2.80 respectively.

2017 Unit Offering

On March 10, 2017 and March 28, 2017, the Company sold units to investors for aggregate gross proceeds of $350,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock. Units were sold for $2.50 per unit and the warrants issued in connection with the units are exercisable at a fixed price $2.75 per share of the Company’s common stock. The warrants contain a cashless exercise provision and certain blocker provisions preventing exercise during periods of time when the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock if such exercise were to occur. The warrants are also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 200% or more of the unit purchase price for any five (5) consecutive trading days. Investors were non-affiliated purchasers. Investors received an unlimited number of piggy-back registration rights. Investors received an unlimited number of exchange rights, which are options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights are effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing will be 1.2 times the amount of the original investment. Under certain circumstances, the ratio may be 1.4 instead of 1.2. The exchange right does not permit the investors to exchange into a debt offering or into redeemable preferred stock, therefore, unlike the 2nd 2016 Unit Offering, the 2017 Unit Offering resulted in the issuance of permanent equity. The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification Topic (ASC) 815, and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and the warrants and exchange right should be accounted for with the host instrument. The closing market prices of the Company’s common stock on March 10, 2017 and March 28, 2017 were $4.05 and $3.80 respectively. In connection with this transaction, Aurora Capital LLC (“Aurora”) served as a placement agent and earned $20,000 of cash fees and 8,000 placement agent common stock warrants associated with the closing of 2017 Unit Offering. The cash fees were unpaid as of June 30, 2017 and have been accrued in accounts payable and accrued expenses and charged against Additional paid-in capital as of March 31, 2017 and June 30, 2017. The placement agent common stock warrants were valued at $27,648 and were accounted for in Additional paid-in capital as of March 31, 2017 and remain valued at that amount as of June 30, 2017. For additional information see Note 7.

Subsequent to June 30, 2017, the Company’s Board has approved an offering of securities to be conducted via private placement that, because of the terms of the new offering as compared to the terms of the 2017 Unit Offering, is likely to result in an exchange of units from the 2017 Unit Offering for new equity securities of the Company in this new post-June 30, 2017 offering by the Company. There is a very high probability of an exchange of these units into the new equity transaction, however, because the 2017 Unit Offering was originally accounted for as equity, a reclassification similar to the 2nd 2016 Unit Offering was not required. (See Note 9 – Subsequent Events).

Equipment

Equipment is recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from three to five years.

Long-Term Prepaid Insurance

Long-term prepaid insurance represents the premium paid in June 2017 for directors’ and officers’ insurance tail coverage, which is being amortized on a straight-line basis over the policy period of six years. The amount amortizable in the ensuing twelve-month period is recorded as a current asset in the Company’s condensed consolidated balance sheet at each reporting date.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including long-term prepaid insurance, for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable, but at least annually. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. The Company has not deemed any long-lived assets as impaired at June 30, 2017.

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

For stock options requiring an assessment of value during the six months ended June 30, 2017, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	1.89%
Expected dividend yield	0%
Expected volatility	140%
Expected life	3.4 to 5 years

For stock options requiring an assessment of value during the six months ended June 30, 2016, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	1.01% to 1.23%
Expected dividend yield	0%
Expected volatility	201% to 203%
Expected life	4.1 to 5 years

The Company recognizes the fair value of stock-based compensation in general and administrative costs and in research and development costs, as appropriate, in the Company’s condensed consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option and warrant exercises. There were no stock options exercised during the six months ended June 30, 2017 and 2016.

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

As of June 30, 2017, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of June 30, 2017, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Foreign Currency Transactions

The note payable to SY Corporation, which is denominated in a foreign currency (the South Korean Won), is translated into the Company’s functional currency (the United States Dollar) at the exchange rate on the balance sheet date. The foreign currency exchange gain or loss resulting from translation is recognized in the related condensed consolidated statements of operations.

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

Research grants are generally funded and paid through government or institutional programs. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. The Company had no research grant revenue during the six months ended June 30, 2017 and 2016. At June 30, 2017 and 2016, the Company did not have any grants receivable or unearned grant revenues.

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

On May 6, 2016, the Company made an advance payment to Duke University with respect to the Phase 2A clinical trial of CX1739. At June 30, 2017, a balance of $48,912 remained from the advance payment.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the six months ended June, 2017 and 2016.

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

At June 30, 2017 and 2016, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2017	2016
Series B convertible preferred stock	11	11
Convertible notes payable	31,398	28,374
Common stock warrants	688,198	437,161
Common stock options	1,987,749	1,297,919
Total	2,707,356	1,763,465

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

In May 2017, the FASB issued Accounting Standards Update No. 2017-09 (ASU 2017-09), Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09, which will become effective for annual periods beginning after December 15, 2017 and for interim periods within those annual periods, is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 (ASU 2017-11), Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815) – I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in ASU 2017-11 address the complexity of accounting for certain financial instruments with down round features. The amendments, when effective or earlier applied, provide that down round feature would no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments also provide that as of the date that a down round feature is triggered (that is, upon the occurrence of the triggering event that results in a reduction of the strike price) in an equity-classified freestanding financial instrument, an entity shall measure the value of the effect of the feature as the difference between the following amounts determined immediately after the down round feature is triggered: 1. the fair value of the financial instrument (without the down round feature) with a strike price corresponding to the currently stated strike price of the issued instrument (that is, before the strike price reduction), and 2. the fair value of the financial instrument (without the down round feature) with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Part II of the update addresses mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests with a scope exception. The amendments in Part II do not have an accounting effect and address the indefinite deferral of certain guidance in Topic 480 with a scope exception with the intent of improving the readability of the Codification and reducing the complexity associated with navigating Topic 480. The amendments in Part I of the update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently in the process of evaluating the impact that the adoption of ASU 2017-11 will have on the Company’s financial statement presentation and disclosures.

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

On September 15, 2016, the remaining outstanding Notes previously issued by the Company on November 5, 2014, December 9, 2014, December 31, 2014, and February 2, 2015, matured and the principal and accrued interest under those remaining Notes became due and payable upon demand. At the September 15, 2016 maturity date, Notes totaling $329,261, which included accrued interest of $53,261, became due and payable upon demand. During October 2016, holders of four Notes issued formal notices of default, and as a result, those four Notes were deemed to be in default under the terms of the Notes and began to accrue interest at the default rate of 12% per annum from the default date in accordance with the terms of the Notes. As of June 30, 2017 such notes remained in default and totaled $79,874, including accrued interest of $18,874.

Additionally, on September 15, 2016, the remaining outstanding 13,137 New Warrants and 24,264 original Warrants (which had been previously extended) expired.

The Notes (including those placed in default as described above) consist of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Principal amount of notes payable	$276,000	$276,000
Add accrued interest payable	81,151	62,616
	$357,151	$338,616

As of June 30, 2017, the remaining outstanding Notes were convertible into 31,398 shares of the Company’s common stock, including 7,134 shares attributable to accrued interest of $81,151 payable as of such date. As of December 31, 2016, the Notes were convertible into 29,768 shares of the Company’s common stock, including 5,505 shares attributable to accrued interest of $62,616 payable as of such date.

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

Note payable to SY Corporation consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	243,151	219,362
Foreign currency translation adjustment	6,559	(25,129)
	$649,484	$594,007

Interest expense with respect to this promissory note was $11,960 and $12,126 for the three months ended June 30, 2017 and 2016, respectively. Interest expense with respect to this promissory note was $23,789 and $23,921 for six months ended June 30, 2017 and 2016, respectively.

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

During the six months ended June 30, 2017, $7,694 was charged to interest expense in respect to the four officer notes described above. During the six months ended June 30, 2016, $4,352 was charged to interest expense in respect to the two January and February 2016 notes described above.

5. Settlements

On June 27, 2016, the Company issued 16,453 of its common stock valued at $96,250 ($5.85 per share), which was the then closing market price of the Company’s common stock, in payment of legal fees to one of its patent law firms.

The Company continues to explore ways to reduce its indebtedness, and might in the future enter additional settlements of potential claims, including, without limitation, those by other former executives or third party creditors.

6. Stockholders’ Deficiency

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2017 and December 31, 2016, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred Stock”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”); 205,000 shares were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating Preferred Stock”); and 1,700 shares were designated as Series G 1.5% Convertible Preferred Stock. Accordingly, as of June 30, 2017 and December 31, 2016, 3,505,800 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

There were no shares of 9% Preferred Stock, Series A Junior Participating Preferred Stock, or Series G 1.5% Convertible Preferred Stock outstanding as of June 30, 2017 and December 31, 2016.

Series B Preferred Stock outstanding as of June 30, 2017 and December 31, 2016 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred Stock is convertible into approximately 0.00030 shares of common stock at an effective conversion price of $2,208.375 per share of common stock, which is subject to adjustment under certain circumstances. As of June 30, 2017 and December 31, 2016, the shares of Series B Preferred Stock outstanding are convertible into 11 shares of common stock. The Company may redeem the Series B Preferred Stock for $25,001, equivalent to $0.6667 per share of Series B Preferred Stock, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

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

Included in the gross proceeds of $309,985 received was $25,350 received on June 30, 2016 from the sale of 3,517 shares of common stock and an aggregate of 7,034 warrants to an unrelated entity with which the Company simultaneously entered into a one-year agreement for investor relations services.

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

The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification (ASC) 815, and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and the warrants and exchange right should be accounted for with the host instrument. At each reporting period, the Company analyzed how the host instrument should be classified and determined, at December 31, 2016 and March 31, 2017, that it could not be classified as permanent equity due to the possibility that the Unit investment amount could be exchanged for debt (convertible or otherwise) or for redeemable preferred stock. Because the exchange right expires within one year, the Company concluded that the Unit investment, at that time, would be appropriately classified as a current liability.

Subsequent to June 30, 2017, the Company’s Board has approved an offering of securities to be conducted via private placement that, because of the terms of the new offering as compared to the terms of the 2nd 2016 Unit Offering, is likely to result in an exchange of units for new equity securities of the Company and is unlikely to result in an exchange of units into a debt security or any form of mandatorily cash redeemable security. Given this very high probability of an exchange into equity and the correspondingly low probability of an exchange to debt or any form of mandatorily cash redeemable security, the Company has reclassified the non-permanent equity liability to permanent equity as of June 30, 2017 (See Note 9 – Subsequent Events).

2017 Unit Offering

On March 10, 2017 and March 28, 2017, the Company sold units to investors for aggregate gross proceeds of $350,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock (the “2017 Unit Offering”). Units were sold for $2.50 per unit and the warrants issued in connection with the units are exercisable at a fixed price $2.75 per share of the Company’s common stock. The warrants contain a cashless exercise provision and certain blocker provisions preventing exercise during periods of time when the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock if such exercise were to occur. The warrants are also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 200% or more of the unit purchase price for any five (5) consecutive trading days. Investors were non-affiliated purchasers. Investors received an unlimited number of piggy-back registration rights. Investors received an unlimited number of exchange rights, which are options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights are effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing will be 1.2 times the amount of the original investment. Under certain circumstances, the ratio may be 1.4 instead of 1.2. The exchange right does not permit the investors to exchange into a debt offering or redeemable preferred stock, therefore, unlike the 2nd 2016 Unit Offering, the 2017 Unit Offering resulted in the issuance of permanent equity. The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification (ASC) 815, and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and the warrants and exchange right should be accounted for with the host instrument. In connection with this transaction, Aurora served as a placement agent and earned $20,000 of cash fees and 8,000 placement agent common stock warrants associated with the closing of 2017 Unit Offering. The cash fees were unpaid as of June 30, 2017 and have been accrued in accounts payable and accrued expenses and charged against Additional paid-in capital as of June 30, 2017. The placement agent common stock warrants were valued at $27,648 and were accounted for in Additional paid-in capital as of June 30, 2017. For additional information see Note 7.

Subsequent to June 30, 2017, the Company’s Board has approved an offering of securities to be conducted via private placement that, because of the terms of the new offering as compared to the terms of the 2017 Unit Offering, is likely to result in an exchange of units from the 2017 Unit Offering for new equity securities of the Company in this new post-June 30, 2017 offering by the Company. There is a very high probability of an exchange of these units into the new equity transaction, however, because the 2017 Unit Offering was originally accounted for as equity, a reclassification similar to the 2nd 2016 Unit Offering was not required. (See Note 9 – Subsequent Events)

The closing market prices of the Company’s common stock on March 10, 2017 and March 28, 2017 were $4.05 and $3.80 respectively.

Information with respect to the issuance of common stock in connection with the settlement of debt obligations is provided at Note 5.

Common Stock Warrants

Information with respect to the issuance and exercise of common stock purchase warrants in connection with the 10% Convertible Note Payable and Warrant Purchase Agreement is provided at Note 4.

A summary of warrant activity for the six months ended June 30, 2017 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2016	540,198	$4.84842
Issued	148,000	2,75000
Warrants outstanding at June 30, 2017	688,198	$4.39715	3.67

Warrants exercisable at December 31, 2016	540,198	$4.84842
Warrants exercisable at June 30, 2017	688,198	$4.39715	3.67

The exercise prices of common stock warrants outstanding and exercisable are as follows at June 30, 2017:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$1.2870	41,002	41,002	April 17, 2019
$1.5620	130,284	130,284	December 31, 2021
$4.8500	5,155	5,155	September 23, 2019
$4.8750	108,594	108,594	September 30, 2020
$5.0000	5,000	5,000	September 22, 2019
$5.1025	10,309	10,309	January 29, 2019
$6.5000	8,092	8,092	February 4, 2019
$6.8348	145,758	145,758	September 30, 2020
$7.9300	86,004	86,004	February 28, 2021
$2.7500	148,000	148,000	December 31, 2021
	688,198	688,198

Based on a fair market value of $2.00 per share on June 30, 2017, the intrinsic value of exercisable in-the-money common stock warrants was $86,299 as of June 30, 2017.

A summary of warrant activity for the six months ended June 30, 2016 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2015	482,288	$7.1013
Issued, net of exercises and expirations	(45,128)	6.1017
Warrants outstanding at June 30, 2016	437,160	$6.3830	3.93

Warrants exercisable at December 31, 2015	482,288	$7.1013
Warrants exercisable at June 30, 2016	437,160	$7.1360	3.93

The exercise prices of common stock warrants outstanding and exercisable are as follows at June 30, 2016:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$1,2870	41,002	41,002	April 17, 2019
$4.8750	108,594	108,594	September 30, 2020
$5.1025	10,309	10,309	January 29, 2019
$6.5000	8,092	8,092	February 4, 2019
$6.8348	145,758	145,758	September 30, 2020
$7.9300	86,004	86,004	February 28, 2021
$2.7500	37,401	37,401	September 15, 2016
	437,160	437,160

Based on a fair market value of $5.8175 per share on June 30, 2016, the intrinsic value of exercisable in-the-money common stock warrants was $295,478 as of June 30, 2016.

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

On March 31, 2016, the Board of Directors of the Company awarded stock options for a total of 523,075 shares of common stock in various quantities to twelve individuals who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan. The stock options vested 25% on each of March 31, 2016, June 30, 2016, September 30, 2016 and 25% on December 31, 2016, and will expire on March 31, 2021. The exercise price of the stock options was established on the grant date at $7.3775 per share, which was the closing market price of the Company’s common stock on such date. The aggregate grant date fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was $3,774,000. During the three months ended March 31, 2016 and six months ended June 30, 2016, the Company recorded charges to operations of $390,325 and $1,842,150, respectively, with respect to these stock options.

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

On January 17, 2017, the Board of Directors of the Company awarded stock options for a total of 395,000 shares of common stock in various quantities to seventeen individuals and entities who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan. The stock options vested 25% upon grant, 25% on March 31, 2017, and an additional 50% on June 30, 2017, and will expire on January 17, 2022. The exercise price of the stock options was established on the grant date at $3.90 per share, which was the closing market price of the Company’s common stock on such date. The aggregate grant date fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was $1,464,305. During the six months ended June 30, 2017, the Company recorded a charge to operations of $1,216,378 with respect to these stock options.

On June 30, 2017, the Board of Directors of the Company awarded stock options for a total of 285,000 shares of common stock in various quantities to nine individuals who are members of management, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan. The stock options vested immediately upon grant. The exercise price of the stock options was established on the grant date at $2.00 per share, which was the closing market price of the Company’s common stock on the date of the grant. The aggregate grant date fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was $505,875. During the six months ended June 30, 2017, the Company recorded a charge to operations of $505,875 with respect to these stock options.

Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of stock-based compensation is provided at Note 3.

A summary of stock option activity for the six months ended June 30, 2017 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2016	1,307,749	$7.6515
Granted	680,000	3.1037
Options outstanding at June 30, 2017	1,987,749	$6.0957	5.00

Options exercisable at December 31, 2016	1,307,749	$7.6515
Options exercisable at June 30, 2017	1,987,749	$6.0957	5.00

There was no deferred compensation expense for outstanding and unvested stock options at either June 30, 2017 or December 31, 2016, respectively.

The exercise prices of common stock options outstanding and exercisable were as follows at June 30, 2017:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$2.0000	285,000	285,000	June 30, 2022
$3.9000	395,000	395,000	January 17, 2022
$4.5000	7,222	7,222	September 2, 2021
$5.6875	89,686	89,686	June 30, 2020
$5.7500	2,608	2,608	September 12, 2021
$6.4025	27,692	27,692	August 18, 2020
$6.4025	129,231	129,231	August 18, 2022
$6.4025	261,789	261,789	August 18, 2025
$6.8250	8,791	8,791	December 11, 2020
$7.3775	523,077	523,077	March 31, 2021
$8.1250	169,231	169,231	June 30, 2022
$13.0000	7,385	7,385	March 13, 2019
$13.0000	3,846	3,846	April 14, 2019
$13.9750	3,385	3,385	March 14, 2024
$15.4700	7,755	7,755	April 8, 2020
$15.9250	2,462	2,462	February 28, 2024
$16.0500	46,154	46,154	July 17, 2019
$16.6400	1,538	1,538	January 29, 2020
$19.5000	9,487	9,487	July 17, 2022
$19.5000	6,410	6,410	August 10, 2022
	1,987,749	1,987,749

Based on a fair market value of $2.00 per share on June 30, 2017, there were no exercisable in-the-money common stock options as of March 31, 2017.

A summary of stock option activity for the six months ended June 30, 2016 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2015	774,842	$7.8325
Granted	523,077	7.3775
Options outstanding at June 30, 2016	1,297,919	$7.6375	5.82

Options exercisable at December 31, 2015	519,662	$8.515
Options exercisable at June 30, 2016	932,471	$7.865	5.88

The exercise prices of common stock options outstanding and exercisable were as follows at June 30, 2016:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$5.6875	89,686	89,686	June 30, 2020
$6.4025	27,692	20,769	August 18, 2020
$6.4025	129,231	96,923	August 18, 2022
$6.4025	261,789	196,341	August 18, 2025
$6.8250	8,791	8,791	December 11, 2020
$7.3775	523,077	262,308	March 31, 2021
$8.1250	169,231	169,231	June 30, 2022
$13.0000	7,385	7,385	March 13, 2019
$13.0000	3,846	3,846	April 14, 2019
$13.9750	3,385	3,385	March 14, 2024
$15.4700	7,755	7,755	April 8, 2020
$15.9250	2,462	2,462	February 28, 2024
$16.2500	46,154	46,154	July 17, 2019
$16.6400	1,538	1,538	January 29, 2020
$19.5000	9,487	9,487	July 17, 2022
$19.500	6,410	6,410	August 10, 2022
	1,297,919	932,471

Based on a fair market value of $5.8175 per share on June 30, 2016, the intrinsic value of exercisable in-the-money common stock options was $11,659 as of June 30, 2016.

For the three months ended June 30, 2017 and 2016, stock-based compensation costs included in the condensed consolidated statements of operations consisted of general and administrative expenses of $632,148 and $953,827, respectively, and research and development expenses of $369,063 and $360,521, respectively. For the six months ended June 30, 2017 and 2016, stock-based compensation costs included in the condensed consolidated statements of operations consisted of general and administrative expenses of $1,127,052 and $1,984,118, respectively, and research and development expenses of $595,201 and $801,064, respectively.

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

The stock options and warrants outstanding at June 30, 2012 were all out-of-the-money on August 10, 2012. During late July and early August 2012, shortly before completion of the merger, the Company issued options to officers and directors at that time to purchase a total of 22,651 shares of common stock exercisable for ten years at $19.5000 per share. By October 1, 2012, these options, as well as the options and warrants outstanding at June 30, 2012, were also out-of-the-money and continued to be out-of-the-money through June 30, 2017.

There were no stock options or warrants exercised subsequent to August 10, 2012 that triggered additional contingent consideration, and the only remaining stock options outstanding that could still trigger the additional contingent consideration remained out-of-the-money through June 30, 2017. As of June 30, 2017, due to the expirations and forfeitures of RespireRx stock options and warrants occurring since August 10, 2012, 6,497 contingent shares of common stock remained issuable under the Pier merger agreement.

The Company concluded that the issuance of any of the contingent shares to the Pier Stock Recipients was remote, as a result of the large spread between the exercise prices of these stock options and warrants as compared to the common stock trading range, the subsequent expiration or forfeiture of most of the options and warrants, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants have remained significantly out-of-the-money through June 30, 2017. Accordingly, the Company considered the fair value of the contingent consideration to be immaterial and therefore did not ascribe any value to such contingent consideration. If any such shares are ultimately issued to the former Pier stockholders, the Company will recognize the fair value of such shares as a charge to operations at that time.

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

At June 30, 2017, the Company had 65,000,000 shares of common stock authorized and 2,289,045 shares of common stock issued and outstanding. Furthermore, as of June 30, 2017, the Company had reserved an aggregate of 11 shares for issuance upon conversion of the Series B Preferred Stock; 688,199 shares for issuance upon exercise of warrants; 1,987,749 shares for issuance upon exercise of outstanding stock options; 63,236 shares to cover equity grants available for future issuance pursuant to the 2014 Plan; 1,397,201 shares to cover equity grants available for future issuance pursuant to the 2015 Plan; 31,398 shares for issuance upon conversion of the Convertible Notes; and 6,497 shares issuable as contingent shares pursuant to the Pier merger. Accordingly, as of June 30, 2017, the Company had an aggregate of 4,174,280 shares of common stock reserved for issuance and 58,536,675 shares of common stock unreserved and available for future issuance. The Company expects to satisfy its future common stock commitments through the issuance of authorized but unissued shares of common stock.

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

On March 31, 2013, the Company accrued $85,000 as reimbursement for legal fees incurred by Aurora in conjunction with the removal of the Company’s prior Board of Directors on March 22, 2013, which amount has been included in accounts payable and accrued expenses at June 30, 2017 and December 31, 2016.

On June 30, 2015, the Board of Directors of the Company awarded, but did not pay, cash bonuses totaling $215,000, including an aggregate of $195,000 to certain of the Company’s executive officers and an aggregate of $20,000 to the independent members of the Company’s Board of Directors. The cash bonuses awarded to executive officers were as follows: Dr. Arnold S. Lippa - $75,000; Jeff E. Margolis - $60,000; and Robert N. Weingarten (resigned as an officer and director of the Company in February 2017, but remains a consultant to the Company) - $60,000. The cash bonuses awarded to the two independent members of the Company’s Board of Directors were as follows: James E. Sapirstein - $10,000; and Kathryn MacFarlane - $10,000. The cash bonuses were awarded as partial compensation for services rendered by such persons from January 1, 2015 through June 30, 2015, and are included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at June 30, 2017 and December 31, 2016.

On June 30, 2015, the Board of Directors also established cash compensation arrangements for certain of the Company’s executive officers at the following monthly rates: Dr. Arnold S. Lippa - $12,500; Jeff E. Margolis - $10,000; and Robert N. Weingarten (resigned as an officer and director of the Company in February 2017, but remains a consultant to the Company) - $10,000. In addition, the Company established quarterly cash board fees for the two independent members of the Company’s Board of Directors as follows: James E. Sapirstein - $5,000; and Kathryn MacFarlane - $5,000. This compensation was payable in arrears and commenced on July 1, 2015. These compensation arrangements had been extended through December 31, 2017. On August 18, 2015, the cash compensation arrangements for these executive officers were further revised as described below.

Both the cash bonuses and the cash monthly compensation have been accrued and will not be paid until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis.

On March 28, 2017, Aurora earned $20,000 of cash fees and 8,000 placement agent common stock warrants associated with the closing of 2017 Unit Offering. The cash fees were unpaid as of June 30, 2017 and have been included in accounts payable and accrued expenses and charged against Additional paid-in capital when incurred. The placement agent common stock warrants were valued at $27,648 and were accounted for in Additional paid-in capital as of June 30, 2017.

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

By letter dated February 5, 2016, the Company received a demand from a law firm representing a professional services vendor of the Company alleging an amount due and owing for unpaid services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded the vendor the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted the vendor attorneys’ fees and costs of $47,930. All such amounts have been accrued at June 30, 2017 and December 31, 2016.

By e-mail dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and owing for unpaid investment banking services rendered. The Company has been in discussions with this firm regarding this matter.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements at June 30, 2017 and December 31, 2016 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself in the event that any of the matters described above results in the filing of a lawsuit or formal claim.

Significant Agreements and Contracts

Consulting Agreement

Richard Purcell was appointed as the Company’s Senior Vice President of Research and Development effective October 15, 2014. Mr. Purcell provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc., through which the Company has contracted for his services, for a monthly cash fee of $12,500. Cash compensation expense pursuant to this agreement totaled $37,500 for the three months ended June 30, 2017 and 2016, and totaled $75,000 for the six months ended June 30, 2017 and 2016, which amounts are included in research and development expenses in the Company’s condensed consolidated statements of operations for such periods.

Employment Agreements

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso, Ph.D., to be its new President and Chief Executive Officer. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which will be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Manuso received an annual base salary of $375,000. Dr. Manuso is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Manuso was granted stock options to acquire 261,789 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans in the discretion of the Board of Directors. Dr. Manuso is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as additional compensation for a term life insurance policy and disability insurance policy. Dr. Manuso is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Manuso is provided at Note 6. Cash compensation accrued pursuant to this agreement totaled $103,650 and $207,300 for the three months and six months ended June 30, 2017, respectively, and $103,650 and $214,050 for the three months and six months ended June 30, 2016, respectively. Such amounts are included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheets at June 30, 2017 and 2016, respectively, and in general and administrative expenses in the Company’s condensed consolidated statements of operations for the three months and six months ended June 30, 2017 and 2016. Dr. Manuso was also appointed to the Company’s Board of Directors and elected as Vice Chairman of the Board of Directors. Dr. Manuso will not receive any additional compensation for serving as Vice Chairman and on the Board of Director. Such amounts have not been paid to Dr. Manuso.

On August 18, 2015, concurrently with the hiring of Dr. James S. Manuso as the Company’s new President and Chief Executive Officer, Dr. Arnold S. Lippa resigned as the Company’s President and Chief Executive Officer. Dr. Lippa continues to serve as the Company’s Executive Chairman and as a member of the Board of Directors. Also on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which will be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Lippa received an annual base salary of $300,000. Dr. Lippa is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 30,769 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Dr. Lippa is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Lippa is provided at Note 6. Cash compensation accrued pursuant to this agreement totaled $84,900 and $169,800 for the three months and six months ended June 30, 2017, respectively, and $80,400 and $160,800 for the three months and six months ended June 30, 2016, respectively, which is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheets at June 30, 2017 and 2016, and in research and development expenses in the Company’s condensed consolidated statements of operations. Cash compensation accrued to Dr. Lippa for bonuses and under a prior superseded arrangement, while still serving as the Company’s President and Chief Executive Officer, totaled $94,758 and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheets at June 30, 2017 and 2016, and in general and administrative expenses in the Company’s condensed consolidated statements of operations. Such amounts have not been paid to Dr. Lippa. Dr. Lippa does not receive any additional compensation for serving as Executive Chairman and on the Board of Directors.

On August 18, 2015, the Company also entered into employment agreements with Jeff E. Margolis, in his continuing role as Vice President, Secretary and Treasurer, and Robert N. Weingarten, in his continuing role as Vice President and Chief Financial Officer, the position from which he resigned in February 2017. Mr. Weingarten remains a consultant to the Company. Pursuant to the agreements, which are for initial terms through September 30, 2016 (and which, for Mr. Margolis, will be deemed to be automatically extended upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Mr. Margolis and Mr. Weingarten, until his resignation, each received an annual base salary of $195,000, and since Mr. Weingarten’s resignation, only Mr. Margolis is eligible to receive performance-based annual bonus awards ranging from $65,000 to $125,000, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Mr. Margolis and Mr. Weingarten were each granted stock options to acquire 30,769 shares of common stock of the Company and both are eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Weingarten remains eligible for additional awards as he remains a consultant to the Company. Mr. Margolis and Mr. Weingarten (until his resignation), are/were also each entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Both Mr. Margolis and Mr. Weingarten are also each entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Mr. Margolis and Mr. Weingarten is provided at Note 6. Cash compensation accrued pursuant to these agreements were $54,150 and $108,300 for Mr. Margolis for the three months and six months ended June, 2017 and 2016, respectively, and were $0 and $28,524 for Mr. Weingarten for the three months and six months ended June 30, 2017, respectively, and $54,150 and $108,300 for the three months and six months ended June 30, 2016, respectively, which is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheets at June 30, 2017 and 2016, and in general and administrative expenses in the Company’s condensed consolidated statements of operations. Cash compensation accrued to Mr. Margolis and Mr. Weingarten for bonuses and under prior superseded arrangements totaled $151,612 ($75,806 each) and is also included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheets at June 30, 2017 and 2016, and in general and administrative expenses in the Company’s condensed consolidated statements of operations. Such amounts have not been paid to Mr. Margolis or Mr. Weingarten. Mr. Margolis also continues to serve as a Director of the Company, but does not receive any additional compensation for serving on the Board of Directors. Mr. Margolis’ employment agreement was amended effective July 1, 2017. See Note 9 – Subsequent Events.

The employment agreements between the Company and each of Dr. Manuso, Dr. Lippa, Mr. Margolis and Mr. Weingarten, respectively, provided that the payment obligations associated with the first year base salary were to accrue, but no payments were to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, was received by the Company, at which time scheduled payments were to commence. As this financing milestone has not been achieved, Dr. Manuso, Dr. Lippa, Mr. Margolis and Mr. Weingarten (who are, or in Mr. Weingarten’s case was, each also directors of the Company) have each agreed, effective as of August 11, 2016, to continue to defer the payment of such amounts indefinitely, until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis.

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

On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its condensed consolidated financial statements at June 30, 2017 and December 31, 2016.

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

During each of the the three months ended June 30, 2017 and June 2016, the Company recorded charges to operations of $25,000, and during each of the the six months ended June 30, 2017 and 2016, the Company recorded charges to operations of $50,000 with respect to its 2017 and 2016 minimum annual royalty obligation, which is included in research and development expenses in the Company’s condensed consolidated statements of operations for the three months and six months ended June 30, 2017 and 2016, as appropriate.

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (approximately US$112,000), consisting of approximately CAD$85,000 (approximately US$65,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (approximately US$15,000). As of December 31, 2016, all payments required pursuant to this Research Contract had been made as required. The conversion to US dollars above utilized an exchange rate of US$0.77 for every CAD$1.00.

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

Duke University Clinical Trial Agreement

On January 27, 2015, the Company entered into a Clinical Study and Research Agreement (the “Agreement”) with Duke University to develop and conduct a protocol for a program of clinical study and research at a total cost of $50,579, which was completed in March 2015 and charged to research and development expenses during the three months ended March 31, 2015. On October 30, 2015, the Agreement was amended to provide for a Phase 2A clinical trial of CX1739 at a cost of $558,268. During March 2016, a Phase 2A clinical trial at Duke University School of Medicine was initiated, with the dosing portion of the clinical trial completed in June 2016 and the clinical trial formally completed on July 11, 2016. On July 28, 2016, the Agreement was further amended to reflect additional post-clinical trial costs of $120,059, increasing the total amount payable under the Agreement to $678,327. During the three months ended June 30, 2017 and 2016, the Company charged $0 and $282,372, respectively, and during the six months ended June 30, 2017 and 2016, the Company charged $0 and $409,523, respectively, to research and development expenses with respect to work conducted pursuant to the amended Agreement.

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

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2017, aggregating $1,686,000. Amounts included in the 2017 column represent amounts contractually due at July 1, 2017 through the remainder of the 2017 fiscal year ending December 31, 2017.

		Payments Due By Year
	Total	2017	2018	2019	2020	2021
Research and development contracts	$—	$—	$—	$—	$—	$—
Clinical trial agreements	—	—	—	—	—	—
License agreements	450,000	50,000	100,000	100,000	100,000	100,000
Employment and consulting agreements (1)	1,236,000	494,400	741,600	—	—	—
Total	$1,686,000	$544,400	$841,600	$100,000	$100,000	$100,000

(1) The payment of such amounts has been deferred indefinitely, as described above at “Employment Agreements”.

9. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing these financial statements with the SEC. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the condensed consolidated financial statements, other than those discussed below.

Amendment to Jeff Margolis Employment Agreement

By Unanimous Written Consent on June 30, 2017, the Board of Directors of the Company resolved to amend the Employment Agreement with Jeff Margolis effective July 1, 2017. The amendment provides that Jeff Margolis will have the additional title of Chief Financial Officer and be promoted from Vice President to Senior Vice President. The amendment also provides for an increase in the accrual rate of his cash compensation from $195,000 to $300,000 annually. The amendment also schedules a cash payment of a bonus granted on June 30, 2015 as follows: (a) $15,000 payable upon the closing of the next financing in excess of $100,000, (b) $15,000 payable by the end of the following month assuming cumulative closings on financings (commencing with the closing that triggered (a)) of at least $200,000, and (c) $30,000 upon the closing of the next financing in excess of an additional $250,000. The amendment provides for an option grant of 25,000 non-qualified stock options to be granted on or about July 1, 2017. By Unanimous Written Consent on July 26, 2017, the Board of Directors resolved to make such grant with 25% of such options vesting immediately, 25% vesting on September 30, 2017 and 50% vesting on December 31, 2017 at an exercise price of the greater of $2.00 or the closing price of the Company’s common stock on the date of the grant (July 26, 2017), which resulted in an exercise price of $2.00. The amendment further provides that Mr. Margolis would participate in future executive bonus, option, equity and equity-linked grants or other fringe benefits (including, for example, auto, life insurance, health insurance, and expense allowance) in accordance with the terms of the employment contract, amended to reflect that such grants shall be at least equal to the lowest grant to any member or the executive management team (meaning any person with a title of Senior Vice President, Chief Financial Officer, or higher) regardless of whether such executive officer is also a member of the Board of Directors. An exception to this clause would be any signing bonus, equity, option or similar grant necessary to induce the hiring of a Chief Financial Officer, Chief Medical Officer, or other executive officer. The employment agreement was automatically extended to September 30, 2017 after which it would be subject to one year extensions in a manner the same as that prior to the amendment.

Approval of Post-June 30, 2017 Securities Offering

By Unanimous Written Consent on July 26, 2017, the Board of Directors of the Company resolved to approve a new securities offering to be conducted via private placement. The terms of this new securities offering are such that it is an offering of permanent equity and it is highly probable that the investors in the 2nd 2016 Unit Offering and the 2017 Unit Offering will exchange the units they acquired in those offerings into this new offering. The terms of such exchanges are described in Note 6. Any closing in the new offering would invoke the exchange rights of the prior offerings. Given this high probability of an exchange of the 2nd 2016 Unit Offering into this new securities offering, the Company has reclassified the non-permanent equity resulting from the 2nd 2016 Unit Offering to permanent equity as of June 30, 2017.

This discussion of the private placement is provided for purposes of explaining the accounting reclassification and shall not constitute an offer to sell or the solicitation of an offer to purchase any securities.

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

The Company owns patents and patent applications, or the rights thereto, for certain families of chemical compounds, including ampakines, which claim the chemical structures, their actions as ampakines and their use in the treatment of various disorders. Patents claiming a family of chemical structures, including CX1739 and CX1942, as well as their use in the treatment of various disorders extend through at least 2028. Additional patents claiming a family of chemical structures, including CX717, as well as their use in the treatment of various disorders expire in the fall of 2017  in the U.S. and in 2018 internationally.

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

In June 2017, the Company presented a poster session entitled “OPIOIDS AND SLEEP APNEA: ANTAGONISM OF REMIFENTANIL INDUCED RESPIRATORY DEPRESSION BY CX1739 IN TWO CLINICAL MODELS OF OPIOID INDUCED RESPIRATORY DEPRESSION” at the SLEEP 2017 conference. SLEEP 2017 was the 31st Annual Meeting of the Associated Professional Sleep Societies LLC (“APSS”), a joint venture of the American Academy of Sleep Medicine and the Sleep Research Society.

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

The University of Illinois and Northwestern University have completed a subsequent investigation of dronabinol in a six week, double-blind, placebo-controlled Phase 2B clinical trial in patients with OSA. On December 23, 2016, the Company announced the top line results of the double-blind, placebo controlled clinical trial which showed, in a dose dependent fashion, treatment with 2.5mg and 10mg of dronabinol once a day at night, statistically reduces the Apnea Hypopnea Index (“AHI”), a measure of breathing abnormalities during sleep in 56 patients with moderate to severe OSA who completed the study. Additionally, treatment with 10mg of dronabinol significantly improved daytime sleepiness as measured by the ESS (Epworth Sleepiness Scale) and achieved the greatest overall patient satisfaction. The Company did not manage or fund this clinical trial which was funded by the National Heart, Lung and Blood Institute of the National Institutes of Health. The lead investigator from the University of Illinois presented the data at the SLEEP 2017 conference in June 2017.

Dronabinol is a Schedule III controlled drug, available in branded and generic forms, which has a relatively low abuse potential and is approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of AIDS-related anorexia and chemotherapy-induced emesis. The use of dronabinol for the treatment of OSA is a novel indication for an already approved drug and, as such, the Company believes that it would only require approval by the FDA of a 505(b)(2) application, as opposed to the submission and approval of a full new drug application.

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $3,053,212 for the six months ended June 30, 2017 and $9,229,760 for the fiscal year ended December 31, 2016, and negative operating cash flows of $456,393 for the six months ended June 30, 2017 and $1,328,684 for the fiscal year ended December 31, 2016. The Company also had a stockholders’ deficiency of $6,309,336 at June 30, 2017, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s condensed consolidated financial statements for the year ended December 31, 2016, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 (ASU 2017-11), Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815) – I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in ASU 2017-11 address the complexity of accounting for certain financial instruments with down round features. The amendments, when effective or earlier applied, provide that down round feature would no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments also provide that as of the date that a down round feature is triggered (that is, upon the occurrence of the triggering event that results in a reduction of the strike price) in an equity-classified freestanding financial instrument, an entity shall measure the value of the effect of the feature as the difference between the following amounts determined immediately after the down round feature is triggered: 1. the fair value of the financial instrument (without the down round feature) with a strike price corresponding to the currently stated strike price of the issued instrument (that is, before the strike price reduction), and 2. the fair value of the financial instrument (without the down round feature) with a strike price corresponding to the reduced strike price upon the down round feature being triggered. The amendments in Part I of the update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Part II of the update addresses mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests with a scope exception. The amendments in Part II do not have an accounting effect and address the indefinite deferral of certain guidance in Topic 480 with a scope exception with the intent of improving the readability of the Codification and reducing the complexity associated with navigating Topic 480. The amendments in Part I of the update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently in the process of evaluating the impact that the adoption of ASU 2017-11 will have on the Company’s financial statement presentation and disclosures.

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

The Company accounts for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s condensed consolidated financial statements over the vesting period of the awards. The Company accounts for stock-based payments to Scientific Advisory Board members and consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Results of Operations

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Operating expenses:
General and administrative	$918,317	$1,422,605	$1,908,193	$2,922,245
Research and development	631,200	926,920	1,062,010	1,844,056
Total operating expenses	1,549,517	2,349,525	2,970,203	4,766,301
Loss from operations	(1,549,517)	(2,349,525)	(2,970,203)	(4,766,301)
Fair value of inducement to effect exchange of 10% convertible notes payable for common stock	-	(188,274)	-	(188,274)
Interest expense	(26,283)	(199,441)	(51,321)	(446,206)
Foreign currency transaction (loss) gain	(8,226)	5,991	(31,688)	(11,419)
Net loss	(1,584,067)	(2,731,249)	(3,053,212)	(5,412,200)
Adjustments related to Series G 1.5% Convertible Preferred Stock:
Dividend on Series G 1.5% Convertible Preferred Stock	-	(184)	-	(1,165)

Net loss attributable to common stockholders	$(1,584,067)	$(2,731,433)	$(3,053,212)	$(5,413,365)

Net loss per common share - basic and diluted	$(0.69)	$(1,45)	$(1.37)	$(3.17)

Weighted average common shares outstanding - basic and diluted	2,289,045	1,885,347	2,224,515	1,705,646

Three Months Ended June 30, 2017 and 2016

Revenues. During the three months ended June 30, 2017 and 2016, the Company had no revenues.

General and Administrative. For the three months ended June 30, 2017, general and administrative expenses were $918,317, a decrease of $504,288, as compared to $1,422,605 for the three months ended June 30, 2016, primarily due to a decrease in salaries of $48,750 resulting from the departure of Robert Weingarten, the Company’s former Chief Financial Officer, in February 2017, a decrease in stock-based compensation of $321,139, a decrease in legal fees of $93,277 which were higher in the prior period as a result of proxy-related legal fees, and decreases in consulting fees and investor relations fees of $30,316.

Stock-based compensation costs included in general and administrative expenses were $632,148 for the three months ended June 30, 2017, as compared to $953,287 for the three months ended June 30, 2016, reflecting decrease of $321,139. The decrease is primarily a result of the substantial completion of amortization of grants in 2016 that increased expenses in that year. Amortization of grants in the second quarter of 2017 was substantially lower. Salaries and employee benefits included in general and administrative expenses were $157,800 for the three months ended June 30, 2017, as compared to $211,950 for the three months ended June 30, 2016, reflecting a decrease of $54,150.

Research and Development. For the three months ended June 30, 2017, research and development expenses were $631,200, a decrease of $295,720, as compared to $926,920 for the three months ended June 30, 2016, primarily as a result of a decrease in contractual clinical research expenditures of $221,952, primarily related to the Company’s Phase 2A clinical trial of CX1739 at Duke University. There were also reductions aggregating $78,321 across various other research and development vendors some of which were related to the same clinical trial. These decreases were partially offset by an increase in share-based compensation of $8,539.

Fair Value of Inducement to Effect Exchange of 10% Convertible Notes Payable for Common Stock. During April and May 2016, the Company entered into Note Exchange Agreements with certain note holders representing an aggregate of $303,500 of principal amount of the 10% convertible notes payable (out of a total of $579,500 of original principal amount of the 10% convertible notes payable). The Note Exchange Agreements provided for the note holders to exchange their notes, original warrants and New Warrants, plus cash, in exchange for shares of the Company’s common stock. In the aggregate, $344,483 (including accrued interest of $40,983) of the 10% convertible notes payable, original warrants to purchase 26,681 shares of the Company’s common stock and New Warrants to purchase 14,259 shares of the Company’s common stock, plus an aggregate of $232,846 in cash, were exchanged for 101,508 shares of the Company’s common stock, with a total market value of $631,023 (average $6.2075 per share). Accordingly, during the three months ended June 30, 2016, the Company recorded a cost of $188,274, reflecting the fair value of the inducement to effect the exchange of a portion the 10% convertible notes payable (together with original warrants, New Warrants and cash) for shares of the Company’s common stock. There were no similar costs for the three months ended June 30, 2017.

Interest Expense. During the three months ended June 30, 2017, interest expense was $26,283 (including $3,869 to related parties), a decrease of $173,158, as compared to $199,441 (including $2,623 to related parties) for the three months ended June 30, 2016. The net decrease is primarily the result of accrual of interest on a lower principal amount after exchange of convertible notes as described in Note 4 in the condensed consolidated financial statements, amortization of debt discounts and capitalized financing costs associated with the convertible note financing and subsequent extension, partially offset by the write-off of unamortized discounts related to the conversion of notes payable. The amortization and write off of debt discounts (including the beneficial conversion feature) and capitalized financing costs charged to interest expense during the three months ended June 30, 2016 aggregated $173,885. There were no such expenses during the three months ended June 30, 2017.

Foreign Currency Transaction Gain (Loss). Foreign currency transaction loss was $8,266 for the three months ended June 30, 2017, as compared to a foreign currency transaction gain of $5,991 for the three months ended June 30, 2016. The foreign currency transaction loss and gain relate to the $399,774 loan from SY Corporation made in June 2012, which is denominated in the South Korean Won.

Net Loss and Net Loss Attributable to Common Stockholders. For the three months ended June 30, 2017, the Company incurred a net loss and a net loss attributable to common stockholders of $1,584,066, as compared to a net loss of $2,731,433 for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 and 2016

Revenues. During the six months ended June 30, 2017 and 2016, the Company had no revenues.

General and Administrative. For the six months ended June 30, 2017, general and administrative expenses were $1,908,193, a decrease of $1,014,052, as compared to $2,922,245 for the six months ended June 30, 2016, primarily due to a decrease in stock-based compensation of $857,066, a decrease in salaries and employee benefits of $87,232, and a net decrease of legal fees of $43,794 which reflects a decrease in general corporate legal fees offset by an increase in the legal fees associated with the arbitration described in Note 8 of the condensed consolidated financial statements.

Stock-based compensation costs included in general and administrative expenses were $1,127,052 for the six months ended June 30, 2017, as compared to $1,984,118 for the six months ended June 30, 2016, reflecting a decrease of $857,066. The decrease in stock-based compensation reflects the prior year comparable period amortization of costs relating to stock options granted to members of management, the Company’s Board of Directors and to outside consultants. Salaries and employee benefits included in general and administrative expenses were $344,124 for the six months ended June 30, 2017, as compared to $431,356 for the six months ended June 30, 2016, reflecting a decrease of $87,232. The net change is primarily due to the resignation of Robert Weingarten, the Company’s former Chief Financial Officer, in February 2017. Professional and other consulting fees, primarily consisting of legal and accounting fees included in general and administrative expenses were $286,824 for the six months ended June 30, 2017, as compared to $358,633 for the six months ended June 30, 2016, reflecting a decrease of $71,809, which primarily reflects higher fees in the prior period as a result of preparation of the Company’s proxy statement and planning for the Company’s special meeting of shareholders scheduled for August 16, 2016, and other investor and public relations costs.

Research and Development. For the six months ended June 30, 2017, research and development expenses were $1,062,011, a decrease of $782,045, as compared to $1,844,056 for the six months ended June 30, 2016, primarily as a result of the completion of the CX1739 clinical trial at Duke University resulting in a reduction in costs associated with that trial of $373,103, decreases in contractual research expenses at the University of Alberta of $51,680, and reductions of other contracted research expenses, as well as a decrease in stock-based compensation of $205,863 and various increases and decreases in other components of research and development expenses.

Stock-based compensation costs included in research and development expenses were $595,201 for the six months ended June 30, 2017, as compared to $801,064 for the six months ended June 30, 2016. The decrease in stock-based compensation reflects the prior comparable period amortization of costs relating to stock options granted to members of management and to outside consultants engaged in research and development activities. Salaries and employee benefits included in research and development expenses were $169,800 for the six months ended June 30, 2017, as compared to $160,800 for the six months ended June 30, 2016.

Contractual research expenditures included in research and development expenses were $54,809 for the six months ended June 30, 2017, as compared to $580,990 for the six months ended June 30, 2016, reflecting a decrease of $526,181. The net change in contractual clinical research expenditures reflects the Company’s completion of the CX1739 clinical trial at Duke University and related costs incurred with other vendors.

Fair Value of Inducement to Effect Exchange of 10% Convertible Notes Payable for Common Stock. During April and May 2016, the Company entered into Note Exchange Agreements with certain note holders representing an aggregate of $303,500 of principal amount of the 10% convertible notes payable (out of a total of $579,500 of original principal amount of the 10% convertible notes payable). The Note Exchange Agreements provided for the note holders to exchange their notes, original warrants and New Warrants, plus cash, in exchange for shares of the Company’s common stock. In the aggregate, $344,483 (including accrued interest of $40,983) of the 10% convertible notes payable, original warrants to purchase 26,681 shares of the Company’s common stock and New Warrants to purchase 14,259 shares of the Company’s common stock, plus an aggregate of $232,846 in cash, were exchanged for 101,508 shares of the Company’s common stock, with a total market value of $631,023 (average $6.2075 per share). Accordingly, during the six months ended June 30, 2016, the Company recorded a cost of $188,274, reflecting the fair value of the inducement to effect the exchange of a portion the 10% convertible notes payable (together with original warrants, New Warrants and cash) for shares of the Company’s common stock. There was no similar cost in the comparable six month period in 2017.

Interest Expense. During the six months ended June 30, 2017, interest expense was $51,321 (including $7,696 to related parties), a decrease of $394,885, as compared to $446,206 (including $100,989 to related parties) for the six months ended June 30, 2016. Interest expense for the six month period ended June 30, 2016 was substantially greater than the six month period ended June 30,2017 as the 2016 interest expense included $96,637 of interest expense associated with warrants issued to officers in respect to the officer notes payable as well as the write off and amortization of debt discounts and capitalized financing costs associated with the convertible note financing and subsequent extension as well as the convertible note exchanges totaling $294,375.

Foreign Currency Transaction Gain (Loss). Foreign currency transaction loss was $31,688 for the six months ended June 30, 2017, as compared to a foreign currency transaction loss of $11.419 for the six months ended June 30, 2016. The foreign currency transaction loss relates to the $399,774 loan from SY Corporation made in June 2012, which is denominated in the South Korean Won.

Net Loss and Net Loss Attributable to Common Stockholders. For the six months ended June 30, 2017, the Company incurred a net loss and net loss attributable to common stockholders of $3,053,212, as compared to a net loss and a net loss attributable to common stockholders of $5,413,365 for the six months ended June 30, 2016.

Dividends on Series G 1.5% Convertible Preferred Stock. For the six months ended June 30, 2016, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings were $1,165. On April 17, 2016, the remaining unconverted 259.7 shares of Series G 1.5% Convertible Preferred Stock outstanding (including accrued but unpaid dividends) were automatically and mandatorily redeemed by conversion into 78,706,282 newly issued shares of common stock at a conversion price of $0.0033 per share. Accordingly, no dividends were paid on shares of Series G 1.5% Convertible Preferred Stock in the six month period ending June 30, 2017.

Net Loss Attributable to Common Stockholders. For the six months ended June 30, 2017, the Company incurred a net loss attributable to common stockholders of $3,053,212, as compared to a net loss attributable to common stockholders of $15,413,365 for the six months ended June 30, 2016.

Liquidity and Capital Resources –June 30, 2017

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $3,053,212 for the six months ended June 30, 2017 and $9,229,760 for the fiscal year ended December 31, 2016, and negative operating cash flows of $456,393 for the six months ended June 30, 2017 and $1,328,684 for the fiscal year ended December 31, 2016, had a stockholders’ deficiency of $6,309,336 at June 30, 2017, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s condensed consolidated financial statements for the year ended December 31, 2016, has expressed substantial doubt about the Company’s ability to continue as a going concern(see “Going Concern” above).

At June 30, 2017, the Company had a working capital deficit of $6,336,751, as compared to a working capital deficit of $5,531,548 at December 31, 2016, reflecting an increase in the working capital deficit of $805,203 for the six months ended June 30, 2017. The increase in the working capital deficit during the six months ended June 30, 2017 is comprised of an increase in total current liabilities of $772,803, as well as a decrease in current assets of $32,400. The increase in total current liabilities of $772,803 consists of a net increase in accounts payable and accrued expenses of $296,969, an increase in accrued compensation and related expenses of $533,924, an increase in convertible notes payable of $18,536, an increase in the note payable to SY Corporation of $55,477, an increase in notes payable to officers of $7,697 and an increase in other short-term notes payable of $45,201, partially offset by the reclassification from current liabilities to permanent equity of $185,000.

At June 30, 2017, the Company had cash aggregating $30,848, as compared to $92,040 at December 31, 2016, reflecting a decrease in cash of $61,192 during the six months ended June 30, 2017.

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

At June 30, 2017, the Company had $276,000 principal amount of 10% convertible notes payable outstanding (plus accrued interest of $46,757), which matured and become due and payable in full on September 15, 2016. Certain of the note holders have notified the Company that the convertible notes are in default. As of the date of such notification, the interest rate on such defaulted notes was increased to 12%. The Company is continuing efforts to extend and/or satisfy these notes payable through the issuance of the Company’s securities, although there can be no assurances that the Company will be successful in this regard.

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

Operating Activities. For the six months ended June 30, 2017, operating activities utilized cash of $456,393, as compared to utilizing cash of $867,898 for the six months ended June 30, 2016, to support the Company’s ongoing operations and research and development activities.

Financing Activities. For the six months ended June 30, 2017, financing activities generated cash of $350,000 in proceeds from the common stock and warrant unit financing and $45,201 from short-term notes payable. For the six months ended June 30, 2016, financing activities generated cash of $1,161,955, consisting of $309,985 in proceeds from the common stock and warrant unit financing, $762,240 from the warrant exchange transactions, $105,200 from the proceeds from officer loans, less $15,740 principal paid on other short-term notes.

Principal Commitments

Employment Agreements

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso, Ph.D., to be its new President and Chief Executive Officer. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which will be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Manuso received an annual base salary of $375,000. Dr. Manuso is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Manuso was granted stock options to acquire 261,789 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans in the discretion of the Board of Directors. Dr. Manuso is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as additional compensation for a term life insurance policy and disability insurance policy. Dr. Manuso is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Manuso is provided at Note 6. Cash compensation accrued pursuant to this agreement totaled $103,650 and $207,300 for the three months and six months ended June 30, 2017, respectively, and $103,650 and $214,050 for the three months and six months ended June 30, 2016, respectively. Such amounts are included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheets at June 30, 2017 and 2016, respectively, and in general and administrative expenses in the Company’s condensed consolidated statements of operations for the three months and six months ended June 30, 2017 and 2016. Dr. Manuso was also appointed to the Company’s Board of Directors and elected as Vice Chairman of the Board of Directors. Dr. Manuso will not receive any additional compensation for serving as Vice Chairman and on the Board of Director. Such amounts have not been paid to Dr. Manuso.

On August 18, 2015, concurrently with the hiring of Dr. James S. Manuso as the Company’s new President and Chief Executive Officer, Dr. Arnold S. Lippa resigned as the Company’s President and Chief Executive Officer. Dr. Lippa continues to serve as the Company’s Executive Chairman and as a member of the Board of Directors. Also on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which will be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Lippa received an annual base salary of $300,000. Dr. Lippa is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 30,769 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Dr. Lippa is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Lippa is provided at Note 6. Cash compensation accrued pursuant to this agreement totaled $84,900 and $169,800 for the three months and six months ended June 30, 2017, respectively, and $80,400 and $160,800 for the three months and six months ended June 30, 2016, respectively, which is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheets at June 30, 2017 and 2016, and in research and development expenses in the Company’s condensed consolidated statements of operations. Cash compensation accrued to Dr. Lippa for bonuses and under a prior superseded arrangement, while still serving as the Company’s President and Chief Executive Officer, totaled $94,758 and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheets at June 30, 2017 and 2016, and in general and administrative expenses in the Company’s condensed consolidated statements of operations. Such amounts have not been paid to Dr. Lippa. Dr. Lippa does not receive any additional compensation for serving as Executive Chairman and on the Board of Directors.

On August 18, 2015, the Company also entered into employment agreements with Jeff E. Margolis, in his continuing role as Vice President, Secretary and Treasurer, and Robert N. Weingarten, in his continuing role as Vice President and Chief Financial Officer, the position from which he resigned in February 2017. Mr. Weingarten remains a consultant to the Company. Pursuant to the agreements, which are for initial terms through September 30, 2016 (and which, for Mr. Margolis, will be deemed to be automatically extended upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Mr. Margolis and Mr. Weingarten, until his resignation, each received an annual base salary of $195,000, and since Mr. Weingarten’s resignation, only Mr. Margolis is eligible to receive performance-based annual bonus awards ranging from $65,000 to $125,000, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Mr. Margolis and Mr. Weingarten were each granted stock options to acquire 30,769 shares of common stock of the Company and both are eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Weingarten remains eligible for additional awards as he remains a consultant to the Company. Mr. Margolis and Mr. Weingarten (until his resignation), are/were also each entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Both Mr. Margolis and Mr. Weingarten are also each entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Mr. Margolis and Mr. Weingarten is provided at Note 6. Cash compensation accrued pursuant to these agreements were $54,150 and $108,300 for Mr. Margolis for the three months and six months ended June, 2017 and 2016, respectively, and were $0 and $28,524 for Mr. Weingarten for the three months and six months ended June 30, 2017, respectively, and $54,150 and $108,300 for the three months and six months ended June 30, 2016, respectively, which is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheets at June 30, 2017 and 2016, and in general and administrative expenses in the Company’s condensed consolidated statements of operations. Cash compensation accrued to Mr. Margolis and Mr. Weingarten for bonuses and under prior superseded arrangements totaled $151,612 ($75,806 each) and is also included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheets at June 30, 2017 and 2016, and in general and administrative expenses in the Company’s condensed consolidated statements of operations. Such amounts have not been paid to Mr. Margolis or Mr. Weingarten. Mr. Margolis also continues to serve as a Director of the Company, but does not receive any additional compensation for serving on the Board of Directors.

By Unanimous Written Consent on June 30, 2017, the Board of Directors of the Company resolved to amend the Employment Agreement with Jeff Margolis effective July 1, 2017. The amendment provides that Jeff Margolis will have the additional title of Chief Financial Officer and be promoted from Vice President to Senior Vice President. The amendment also provides for an increase in the accrual rate of his cash compensation from $195,000 to $300,000 annually. The amendment also schedules a cash payment of a bonus granted on June 30, 2015 as follows: (a) $15,000 payable upon the closing of the next financing in excess of $100,000, (b) $15,000 payable by the end of the following month assuming cumulative closings on financings (commencing with the closing that triggered (a)) of at least $200,000, and (c) $30,000 upon the closing of the next financing in excess of an additional $250,000. The amendment provides for an option grant of 25,000 non-qualified stock options to be granted on or about July 1, 2017. By Unanimous Written Consent on July 26, 2017, the Board of Directors resolved to make such grant with 25% of such options vesting immediately, 25% vesting on September 30, 2017 and 50% vesting on December 31, 2017 at an exercise price of the greater of $2.00 or the closing price of the Company’s common stock on the date of the grant (July 26, 2017), which resulted in an exercise price of $2.00. The amendment further provides that Mr. Margolis would participate in future executive bonus, option, equity and equity-linked grants or other fringe benefits (including, for example, auto, life insurance, health insurance, and expense allowance) in accordance with the terms of the employment contract, amended to reflect that such grants shall be at least equal to the lowest grant to any member or the executive management team (meaning any person with a title of Senior Vice President, Chief Financial Officer, or higher) regardless of whether such executive officer is also a member of the Board of Directors. An exception to this clause would be any signing bonus, equity, option or similar grant necessary to induce the hiring of a Chief Financial Officer, Chief Medical Officer, or other executive officer. The employment agreement was automatically extended to September 30, 2017 after which it would be subject to one year extensions in a manner the same as that prior to the amendment.

The employment agreements between the Company and each of Dr. Manuso, Dr. Lippa, Mr. Margolis and Mr. Weingarten, respectively, provided that the payment obligations associated with the first year base salary were to accrue, but no payments were to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, was received by the Company, at which time scheduled payments were to commence. As this financing milestone has not been achieved, Dr. Manuso, Dr. Lippa, Mr. Margolis and Mr. Weingarten (who are, or in Mr. Weingarten’s case was, each also directors of the Company) have each agreed, effective as of August 11, 2016, to continue to defer the payment of such amounts indefinitely, until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The 2016 minimum annual royalty of $100,000 was paid as scheduled in December 2016. In the year after the first application for market approval is submitted to the FDA and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000. During the six months ended June 30, 2017 and 2016, the Company recorded a charge to operations of $50,000 with respect to its minimum annual royalty obligation, which is included in research and development expenses in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016.

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

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (approximately US$112,000), consisting of approximately CAD$85,000 (approximately US$65,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (approximately US$15,000). As of December 31, 2016, all payments required pursuant to this Research Contract had been made as required. The conversion to US dollars above utilized an exchange rate of US$0.77 for every CAD$1.00.

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

Duke University Clinical Trial Agreement

On January 27, 2015, the Company entered into a Clinical Study and Research Agreement (the “Agreement”) with Duke University to develop and conduct a protocol for a program of clinical study and research at a total cost of $50,579, which was completed in March 2015 and charged to research and development expenses during the three months ended March 31, 2015. On October 30, 2015, the Agreement was amended to provide for additional services with respect to the Company’s Phase 2A clinical trial of CX1739. The study was completed in 2016. During the six month period ended June 30, 2017, the Company charged $36,420 to research and development expenses with respect to post-study completion work conducted pursuant to the amended Agreement as compared to $409,523 for the six months ended June 30, 2016.

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

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2017, aggregating $1,686,000. Amounts included in the 2017 column represent amounts contractually due at July1, 2017 through the remainder of the 2017 fiscal year ending December 31, 2017.

		Payments Due By Year
	Total	2017	2018	2019	2020	2021
Research and development contracts	$—	$—	$—	$—	$—	$—
Clinical trial agreements	—	—	—	—	—	—
License agreements	450,000	50,000	100,000	100,000	100,000	100,000
Employment and consulting agreements (1)	1,236,000	494,400	741,600	—	—	—
Total	$1,686,000	$544,400	$841,600	$100,000	$100,000	$100,000

(1) The payment of such amounts has been deferred indefinitely, as described above at “Employment Agreements”.

Off-Balance Sheet Arrangements

At June 30, 2017, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

By letter dated February 5, 2016, the Company received a demand from a law firm representing a professional services vendor of the Company alleging an amount due and owing for unpaid services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded the vendor the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted the vendor attorneys’ fees and costs of $47,930. All such amounts had been accrued at June 30, 2017 and December 31, 2016. On April 23, 2017, the vendor filed a motion to confirm the award in the Superior Court of the District of Columbia.

By e-mail dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and owing for unpaid investment banking services rendered. The Company has been in discussions with this firm regarding this matter.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements at June 30, 2017 and December 31, 2016 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself in the event that any of the matters described above results in the filing of a lawsuit or formal claim.

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

On January 17, 2017, the Board of Directors of the Company awarded stock options for a total of 395,000 shares of common stock in various quantities to seventeen individuals and entities who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan. The stock options vested 25% upon grant, 25% on March 31, 2017, and an additional 50% on June 30, 2017, and will expire on January 17, 2022. The exercise price of the stock options was established on the grant date at $3.90 per share, which was the closing market price of the Company’s common stock on such date. The aggregate grant date fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was $1,464,305. During the six months ended June 30, 2017, the Company recorded a charge to operations of $1,216,378 with respect to these stock options.

On June 30, 2017, the Board of Directors of the Company awarded stock options for a total of 285,000 shares of common stock in various quantities to nine individuals who are members of management, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan. The stock options vested immediately upon grant. The exercise price of the stock options was established on the grant date at $2.00 per share, which was the closing market price of the Company’s common stock on the date of the grant. The aggregate grant date fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was $505,875 During the six months ended June 30, 2017, the Company recorded a charge to operations of $505,875 with respect to these stock options.

Additional information with respect to the transactions described above is provided in the Notes to the Condensed Consolidated Financial Statements for the six months ended June 30, 2017 and 2016.

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

Note payable to SY Corporation consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	243,151	219,362
Foreign currency transaction adjustment	6,559	(25,129)
	$649,484	$594,007

Interest expense with respect to this promissory note was $11,960 and $12,126 for the three months ended June 30, 2017 and 2016, respectively, and $23,789 and $23,921 for the six months ended June 30, 2017 and 2016, respectively.

Default on Convertible Notes Payable

On September 15, 2016, the remaining outstanding Notes previously issued by the Company on November 5, 2014, December 9, 2014, December 31, 2014, and February 2, 2015, matured and the principal and accrued interest under those remaining Notes became due and payable upon demand. At the September 15, 2016 maturity date, Notes totaling $329,261, which included accrued interest of $53,261, became due and payable upon demand. During October 2016, holders of four Notes totaling $73,004, which included accrued interest of $12,004 at September 30, 2016, issued formal notices of default, and as a result, those four Notes were deemed to be in default under the terms of the Notes and began to accrue interest at the default rate of 12% per annum from the default date in accordance with the terms of the Notes. At June 30, 2017, the amount owed on the Notes in default was $79,874, including principal and interest.

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

RESPIRERX PHARMACEUTICALS INC.
(Registrant)

Date: August 14, 2017	By:	/s/ JAMES S. MANUSO
James S. Manuso
President and Chief Executive Officer

Date: August 14, 2017	By:	/s/ JEFF E. MARGOLIS
Jeff E. Margolis
Senior Vice President, Treasurer, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

The following documents are filed or furnished as part of this report:

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

