Form 10-Q
period 2017-09-30
RespireRx Pharmaceuticals Inc.
filed 2017-11-20
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes [  ] No [X]

As of November 13, 2017, the Company had 2,632,761 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,223	$92,040
Advance payment on research contract	48,912	48,912
Prepaid expenses, including current portion of long-term prepaid insurance of $14,945 at September 30, 2017 and December 31, 2016	60,334	54,724

Total current assets	161,469	195,676
Equipment, net of accumulated depreciation of $20,590 and $15,730 at September 30, 2017 and December 31, 2016, respectively	307	5,167
Long-term prepaid insurance, net of current portion of $14,945 at September 30, 2017 and December 31, 2016	21,795	33,004

Total assets	$183,571	$233,847

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including 267,635 and $194,066 payable to related parties at September 30, 2017 and December 31, 2016, respectively	$2,958,239	$2,494,729
Accrued compensation and related expenses	2,757,433	1,944,559
Convertible notes payable, currently due and payable on demand, including accrued interest of $90,667 and $62,616 at September 30, 2017 and December 31, 2016, respectively (of which $82,305, including accrued interest of $21,305 was deemed to be in default at September 30, 2017 and $75,038, including accrued interest of $14,038, was deemed to be in default at December 31, 2016) (Note 4)	366,667	338,616
Note payable to SY Corporation, including accrued interest of $255,243 and $219,362 at September 30, 2017 and December 31, 2016, respectively (payment obligation currently in default – Note 4)	660,616	594,007
Notes payable to officers, including accrued interest of 22,626 and $11,018 as of September 30, 2017 and December 31, 2016, respectively (Note 4)	177,826	166,218
Non-permanent equity (Notes 3 and 6)	-	185,000
Other short-term notes payable	29,094	4,095

Total current liabilities	6,949,875	5,727,224

Commitments and contingencies (Note 8)

Stockholders’ deficiency: (Note 6)
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 11; common shares issuable upon conversion at 0.00030 common shares per Series B share	21,703	21,703
Common stock, $0.001 par value; shares authorized: 65,000,000; shares issued and outstanding: 2,586,761 and 2,149,045 at September 30, 2017 and December 31, 2016, respectively (Notes 2 and 6)	2,587	2,149
Additional paid-in capital	154,391,938	151,993,550
Accumulated deficit	(161,182,532)	(157,510,779)

Total stockholders’ deficiency	(6,766,304)	(5,493,377)

Total liabilities and stockholders’ deficiency	$183,571	$233,847

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating expenses:
General and administrative, including $232,401 and $1,059,010 to related parties for the three months ended September 30, 2017 and 2016, respectively, and 1,671,765 and $3,396,376 to related parties for the nine months ended September 30, 2017 and 2016, respectively	356,292	1,349,970	2,264,485	4,272,215
Research and development, including $133,983 and $476,611 to related parties for the three months ended September 30, 2017 and 2016, respectively, and $702,718 and $1,278,044 to related parties for the nine months ended September 30, 2017 and 2016, respectively	236,856	899,543	1,298,866	2,743,599
Total operating expenses	593,148	2,249,513	3,563,351	7,015,814
Loss from operations	(593,148)	(2,249,513)	(3,563,351)	(7,015,814)
Gain from settlement with service providers	-	1,076	-	1,076
Fair value of inducement cost to effect exchange of convertible notes for common stock	-	-	-	(188,274)
Interest expense, including $3,992 and $47,057 to related parties for the three months ended September 30, 2017 and 2016, respectively, and $11,688 and $148,046 to related parties for the nine months ended September 30, 2017 and 2016, respectively	(26,354)	(115,847)	(77,674)	(562,053)
Foreign currency transaction gain (loss)	960	(27,518)	(30,728)	(38,937)
Net loss	(618,542)	(2,391,802)	(3,671,753)	(7,804,002)
Adjustments related to Series G 1.5% Convertible Preferred Stock: Dividend on Series G 1.5% Convertible Preferred Stock	-	-	-	(1,165)

Net loss attributable to common stockholders	$(618,542)	$(2,391,802)	$(3,671,753)	$(7,805,167)

Net loss per common share - basic and diluted	$(.27)	$(1.18)	$(1.62)	$(4.31)

Weighted average common shares outstanding - basic and diluted	2,333,257	2,018,892	2,261,160	1,810,824

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Nine Months Ended September 30, 2017

	Series B
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency

Balance, December 31, 2016	37,500	$21,703	2,149,045	$2,149	$151,993,550	$(157,510,779)	$(5,493,377)
Sale of common stock units in private placement	-	-	266,000	266	475,734	-	476,000
Costs incurred in connection with sale of common stock units	-	-	-	-	(20,000)	-	(20,000)
Fair value of common stock options issued as compensation	-	-	-	-	1,757,826	-	1,757,826
Reclassification of non-permanent equity	-	-	-	-	185,000	-	185,000
Shares issued in connection with unit exchanges	-	-	171,716	172	(172)
Net loss	-	-	-	-	-	(3,671,753)	(3,671,753)
Balance, September 30, 2017	37,500	$21,703	2,586,761	$2,587	$154,391,938	$(161,182,532)	$(6,766,304)

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(3,671,753)	$(7,804,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,860	5,215
Amortization of debt discounts (including beneficial conversion feature) related to convertible notes payable	-	226,433
Write-off of unamortized debt discounts (including beneficial conversion feature) related to exchange of 10% convertible notes payable for common stock	-	116,499
Fair value of inducement to effect exchange of 10% convertible notes payable for common stock	-	188,274
Fair value of warrants issued as additional consideration in connection with loans from officers	-	140,939
Gain from settlements with service providers	-	(1,076)
Stock-based compensation expense included in -
General and administrative expenses	1,150,925	2,821,748
Research and development expenses	606,901	1,129,526
Foreign currency transaction (gain) loss	30,728	38,937
Changes in operating assets and liabilities:
(Increase) decrease in -
Advance on research contract	-	(48,912)
Prepaid expenses	5,599	(28,222)
Increase (decrease) in -
Accounts payable and accrued expenses	463,510	997,776
Accrued compensation and related expenses	812,874	927,300
Accrued interest payable	75,540	77,234
Other short term note payable	24,999	-
Net cash used in operating activities	(495,817)	(1,212,331)

Cash flows from investing activities:
Purchases of equipment	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from sale of common stock units	476,000	309,985
Placement agent fees	(20,000)
Proceeds from warrant exchange transactions	-	762,240
Proceeds from issuance of notes payable to officers	-	155,200
Principal paid on other short-term notes payable	-	(27,442)
Cash payments in lieu of fractional common shares resulting from reverse stock split	-	(1,298)
Net cash provided by financing activities	456,000	1,198,685

Cash and cash equivalents:
Net increase (decrease)	(39,817)	(13,646)
Balance at beginning of period	92,040	53,199
Balance at end of period	$52,223	$39,553

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$2,133	$939
Income taxes	$-	$-

Non-cash financing activities:
Dividends on Series G 1.5% Convertible Preferred Stock	$-	$1,165
Deferred financing costs charged to additional paid-in capital	$-	$3,429
Short-term note payable issued in connection with the procurement of directors and officers insurance	$-	$40,016
Stated value of Series G 1.5% Convertible Preferred Stock converted into common stock	$-	$259,731
Fair value of common stock issued to service providers	$-	$96,250
Fair value of common stock options issued to service provider		31,174
10% convertible notes payable, including accrued interest of $40,983, exchanged for common stock	$-	$344,483
Accrual of fees payable to placement agent in connection with the sale of common stock units	$20,000	$-
Fair value of common stock warrants issued to placement agent in connection with the sale of common stock units	$27,648	$-
Reclassification of non-permanent equity	185,000	-

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Nine Months Ended September 30, 2017 and 2016

1. Basis of Presentation

The condensed consolidated financial statements of RespireRx Pharmaceuticals Inc. (“RespireRx”) and its wholly-owned subsidiary, Pier Pharmaceuticals, Inc. (“Pier”) (collectively referred to herein as the “Company,” unless the context indicates otherwise), at September 30, 2017 and for the three months and nine months ended September 30, 2017 and 2016, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the condensed consolidated financial position of the Company as of September 30, 2017, the results of its condensed consolidated operations for the three months and nine months ended September 30, 2017 and 2016, and its condensed consolidated cash flows for the nine months ended September 30, 2017 and 2016. Condensed consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed consolidated balance sheet at December 31, 2016 has been derived from the Company’s audited condensed consolidated financial statements at such date.

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

2. Organization and Business

Organization

RespireRx was formed in 1987 under the name Cortex Pharmaceuticals, Inc. to engage in the discovery, development and commercialization of innovative, proprietary pharmaceutical compounds known as ampakines, which act within the central nervous system for the treatment of neurological and psychiatric disorders. These ampakines act by enhancing the actions of the excitatory neurotransmitter glutamate at AMPA glutamate receptors. Subsequently, it was determined that these ampakines enhance AMPA receptors within certain brain stem centers that regulate breathing, and as a result, ameliorate the respiratory disorders and distress produced by various drugs, including opioids that interfere with normal neurological functioning.

In order to expand its position with respect to respiratory disorders, in August 2012, RespireRx acquired by merger, Pier. Pier was in the process of developing dronabinol, an FDA approved cannabinoid, for the treatment of obstructive sleep apnea.

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

Business

Since its formation in 1987, RespireRx has been engaged in the research and clinical development of a class of proprietary compounds known as ampakines, which act to enhance the actions of the excitatory neurotransmitter glutamate at AMPA glutamate receptors. Several ampakines, in both oral and injectable form, are being developed by the Company for the treatment of a variety of breathing disorders that are regulated by neuronal cells within the pre-Bötzinger complex of the brain stem.

In clinical studies, the Company’s two lead ampakines have shown preliminary efficacy in the control of respiratory depression produced by opioids, without altering their analgesic effects. In animal models of orphan disorders, such as Pompe Disease, spinal cord damage and perinatal respiratory distress, it has been demonstrated that certain ampakines improve breathing function. The Company’s compounds belong to a new class of ampakines that do not display the undesirable side effects of earlier generations of compounds previously reported in animal models.

The Company owns patents and patent applications, or the rights thereto, for certain families of chemical compounds, including ampakines, which claim the chemical structures, their actions as ampakines and their use in the treatment of various disorders. Patents claiming a family of chemical structures, including CX1739 and CX1942, as well as their use in the treatment of various disorders, extend through at least 2028. Additional patents claiming a family of chemical structures, including CX717, expired in the U.S in 2017. Method of use patents for CX717 inclusive of a 960 day patent term extension expire in 2030. The Company owns and has licensed patents and patent applications for the classes of drugs known as ampakines and cannabinoids, including dronabinol, claiming a number of medical uses.

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

On May 8, 2007, RespireRx entered into a license agreement, as subsequently amended, with the University of Alberta granting RespireRx exclusive rights to method of treatment patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. These patents, along with RespireRx’s own patents claiming chemical structures, comprise RespireRx’s principal intellectual property supporting RespireRx’s research and clinical development program in the use of ampakines for the treatment of neurologically controlled respiratory disorders. RespireRx has completed pre-clinical studies indicating that several of its ampakines, including CX717, CX1739 and CX1942, were efficacious in treating drug induced respiratory depression caused by opioids, sedatives or certain anesthetics without offsetting the analgesic effects of the opioids or the anesthetic effects of the anesthetics. In two clinical Phase 2 studies, one of which was published in a peer-reviewed journal, CX717, a predecessor compound to CX1739 and CX1942, antagonized the respiratory depression produced by alfentanyl, a potent narcotic, without affecting the analgesia produced by this drug. Positive results also were obtained using CX1739 in a Phase 2A study. In addition, RespireRx conducted a Phase 2A clinical study in which patients with sleep apnea were administered CX1739, RespireRx’s lead clinical ampakine compound. The results suggested that CX1739 might have use as a treatment for central sleep apnea (“CSA”) and mixed sleep apnea, but not obstructive sleep apnea (“OSA”).

In order to expand RespireRx’s respiratory disorders program, RespireRx acquired by merger, 100% of the issued and outstanding equity securities of Pier effective August 10, 2012 pursuant to an Agreement and Plan of Merger. Pier was formed in June 2007 (under the name SteadySleep Rx Co.) as a clinical stage pharmaceutical company to develop a pharmacologic treatment for OSA and had been engaged in research and clinical development activities.

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

Dronabinol is a Schedule III controlled drug, available in branded and generic forms, which has a relatively low abuse potential and is approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of AIDS-related anorexia and chemotherapy-induced nausea and vomiting. The use of dronabinol for the treatment of OSA is a novel indication for an already approved drug and, as such, the Company believes that it would only require approval by the FDA of an SNDA or a 505(b)(2) application, as opposed to the submission and approval of a full new drug application.

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

Prior to the Company’s merger with Pier, Pier conducted a 21 day, randomized, double-blind, placebo-controlled, dose escalation Phase 2A clinical study in 22 patients with OSA, in which dronabinol produced a statistically significant reduction in the Apnea-Hypopnea Index (“AHI”), the primary therapeutic end-point, and was observed to be safe and well tolerated. The results of the Phase 2A study have been published in two peer-reviewed journal articles.

On June 6, 2017, at SLEEP 2017, the 31st Annual Meeting of the Associated Professional Sleep Societies, Drs. David Carlee and Phyllis Zee, from the University of Illinois Chicago and Northwestern University, respectively, reported the results of the Phase 2B PACE (Pharmacotherapy of Apnea by Cannabimimetic Enhancement) clinical trial. In this randomized, blinded, placebo controlled study in 73 patients with OSA, dronabinol doses of 2.5 and 5 mg significantly improved the primary outcome measures of AHI, daytime sleepiness as measured by the Epworth Sleepiness Scale (“ESS”) and overall patient satisfaction as measured by the Treatment Satisfaction Questionnaire for Medications (“TSQM”). In comparison to placebo and in a dose-related fashion, dronabinol was associated with lower AHI, improved subjective sleepiness and greater overall treatment satisfaction. Dronabinol was observed to be safe and well tolerated. The number and severity of adverse events produced by dronabinol did not differ from those produced by placebo. The PACE trial was funded by a grant from the NIH of approximately $5 million. The Company did not conduct or fund the PACE trial. The results of this Phase 2B study, substantially replicated the results of the earlier Phase 2A study.

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $3,671,753 for the nine months ended September 30, 2017 and $9,229,760 for the fiscal year ended December 31, 2016, and negative operating cash flows of $495,817 for the nine months ended September 30, 2017 and $1,328,684 for the fiscal year ended December 31, 2016. The Company also had a stockholders’ deficiency of $6,766,304 at September 30, 2017, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2016, has expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently, and has for some time, been in significant financial distress. It has limited cash resources and current assets and has no ongoing source of sustainable revenue. Management is continuing to address various aspects of the Company’s operations and obligations, including, without limitation, debt obligations, financing requirements, intellectual property, licensing agreements, legal and patent matters and regulatory compliance, and has continued to raise new debt and equity capital to fund the Company’s business activities from both related and unrelated parties, as described at Notes 6 and 7.

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

The carrying amounts of financial instruments (consisting of cash, cash equivalents, advances on research grants and accounts payable and accrued expenses) are considered by the Company to be representative of the respective fair values of these instruments due to the short-term nature of those instruments. With respect to the note payable to SY Corporation and the convertible notes payable, management does not believe that the credit markets have materially changed for these types of borrowings since the original borrowing date. The Company considers the carrying amounts of the notes payable to officers, inclusive of accrued interest, to be representative of the respective fair values of such instruments due to the short-term nature of those instruments and their terms.

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

Capitalized Financing Costs

The Company presents debt issuance costs related to a debt liability in its condensed consolidated balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. As of September 30, 2017 and December 31, 2016, the Company did not have any such capitalized financing costs on its condensed consolidated balance sheets.

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

1st 2016 Unit Offering

Units were sold to investors from January 8, 2016 through June 30, 2016 (the “1st 2016 Unit Offering”). These units were comprised of one share of the Company’s common stock and one common stock purchase warrant to purchase two additional shares of the Company’s common stock. Units were sold for $7.2085 per unit and the warrants issued in connection with the units were exercisable at a fixed price $7.93 per share of the Company’s common stock. The warrants provided no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The warrants contained a cashless exercise provision and certain blocker provisions preventing exercise during periods of time when the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock if such exercise were to occur. The Company determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this unit financing. The aggregate gross proceeds of this unit financing was $307,985.

The closing market prices of the Company’s common stock on the transaction closing dates from January 8, 2016 through June 30, 2016, ranged from a low of $3.4416 on February 9, 2016 to a high of $9.7403 on February 29, 2016.

2nd 2016 Unit Offering

On December 29, 2016 and December 30, 2016, the Company sold units to investors for aggregate gross proceeds of $185,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock (the “2nd 2016 Unit Offering”). Units were sold for $1.42 per unit and the warrants issued in connection with the units are exercisable at a fixed price $1.562 per share of the Company’s common stock. The warrants contain a cashless exercise provision and certain blocker provisions preventing exercise during periods of time when the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock if such exercise were to occur. The warrants are also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 200% or more of the unit purchase price for any five (5) consecutive trading days. Investors received an unlimited number of piggy-back registration rights. Investors received an unlimited number of exchange rights to exchange such investor’s entire investment (and not less than the entire investment) into subsequent offerings of the Company until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing will be 1.2 times the amount of the original investment. Under certain circumstances, the ratio may be 1.4 instead of 1.2. The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification (ASC) 815, and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and the warrants and exchange right should be accounted for with the host instrument. The Company analyzed how the host instrument should be classified and determined that, as of December 31, 2016 and March 31, 2017, it could not be classified as permanent equity due to the possibility that the Unit investment amount could be exchanged for debt (convertible or otherwise) or for redeemable preferred stock. Because the exchange right expires within one year, the Company concluded that the Unit investment would be appropriately classified as a current liability at that time. The Company had also evaluated whether the carrying value of the current liability required adjustment or revaluation at March 31, 2017 and June 30, 2017 and concluded that, because the liability is short term, and because the Company had not conducted and was not at that time conducting an offering that would likely result in an exchange, the carrying value was not required to be adjusted. On July 26, 2017, the Company’s Board approved an offering of securities conducted via private placement that, because of the terms of the new offering as compared to the terms of the 2nd 2016 Unit Offering, has resulted in the exchange of all units by all investors in the 2nd 2016 Unit Offering for new equity securities of the Company and is unlikely to result in a further exchange into any debt security or any form of mandatorily cash redeemable security. Given this very high probability of an exchange into equity and the correspondingly low probability of an exchange to debt or any form of mandatorily cash redeemable security, the Company reclassified the non-permanent equity liability to permanent equity as of June 30, 2017.

The closing market prices of the Company’s common stock on December 29, 2016 and December 30, 2016 were $2.85 and $2.80 respectively.

1st 2017 Unit Offering

On March 10, 2017 and March 28, 2017, the Company sold units to investors for aggregate gross proceeds of $350,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock (the “1st 2017 Unit Offering”). Units were sold for $2.50 per unit and the warrants issued in connection with the units are exercisable at a fixed price $2.75 per share of the Company’s common stock. The warrants contain a cashless exercise provision and certain blocker provisions preventing exercise during periods of time when the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock if such exercise were to occur. The warrants are also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 200% or more of the unit purchase price for any five (5) consecutive trading days. Investors were non-affiliated purchasers. Investors received an unlimited number of piggy-back registration rights. Investors received an unlimited number of exchange rights, which are options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights are effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing will be 1.2 times the amount of the original investment. Under certain circumstances, the ratio may be 1.4 instead of 1.2. The exchange right does not permit the investors to exchange into a debt offering or into redeemable preferred stock, therefore, unlike the 2nd 2016 Unit Offering, the 2017 Unit Offering resulted in the issuance of permanent equity. The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification Topic (ASC) 815, and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and the warrants and exchange right should be accounted for with the host instrument. The closing market prices of the Company’s common stock on March 10, 2017 and March 28, 2017 were $4.05 and $3.80 respectively. In connection with this transaction, Aurora Capital LLC (“Aurora”) served as a placement agent and earned $20,000 of cash fees and 8,000 placement agent common stock warrants associated with the closing of 1st 2017 Unit Offering. The cash fees were unpaid as of September 30, 2017 and have been accrued in accounts payable and accrued expenses and charged against Additional paid-in capital as of March 31, 2017, June 30, 2017 and September 30, 2017. The placement agent common stock warrants were valued at $27,648 and were accounted for in Additional paid-in capital as of March 31, 2017 and remain valued at that amount as of September 30, 2017. For additional information see Note 6.

On July 26, 2017, the Company’s Board approved an offering of securities conducted via private placement (the “2nd 2017 Unit Offering”) that, because of the terms of the 2nd 2017 Unit Offering as compared to the terms of the 1st 2017 Unit Offering, has resulted in an exchange of units from the 1st 2017 Unit Offering for new equity securities of the Company into the 2nd 2017 Unit Offering by the Company by one investor prior to September 30, 2017, by an additional investor after September 30, 2017 and there is a very high probability of an exchange of the remaining units into the new equity transaction. Because the 1st 2017 Unit Offering and the 2nd 2017 Unit Offering were both originally accounted for as equity, a reclassification similar to the one effected with respect to the 2nd 2016 Unit Offering was not required.

2nd 2017 Unit Offering

On August 29, 2017, September 27, 2017, September 28, 2017, October 5, 2017 and October 25, 2017, the Company sold units to investors for aggregate gross proceeds of $157,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock (2nd 2017 Unit Offering). Units were sold for $1.00 per unit and the warrants issued in connection with the units are exercisable at a fixed price $1.10 per share of the Company’s common stock. The warrants contain a cashless exercise provision and certain blocker provisions preventing exercise during periods of time when the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock if such exercise were to occur. The warrants are also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 250% or more of the unit purchase price for any five (5) consecutive trading days. Investors were non-affiliated purchasers. Investors received an unlimited number of piggy-back registration rights. Investors received an unlimited number of exchange rights, which are options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights are effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing will be 1.2 times the amount of the original investment. Under certain circumstances, the ratio may be 1.4 instead of 1.2. The exchange right does not permit the investors to exchange into a debt offering or into redeemable preferred stock, therefore, unlike the 2nd 2016 Unit Offering, the 2nd 2017 Unit Offering resulted in the issuance of permanent equity. The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification Topic (ASC) 815, and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and the warrants and exchange right should be accounted for with the host instrument. The closing market prices of the Company’s common stock on August 29, 2017, September 27, 2017, September 28, 2017, October 5, 2017 and October 25, 2017 were $1.00, $1.40, $1.40, $1.50 and $0.80 respectively. There was no placement agent and therefore no fees associated with the 2nd 2017 Unit Offering. For additional information see Note 6.

The terms of the 2nd 2017 Unit Offering as compared to the terms of the 1st 2017 Unit Offering, have resulted in an exchange of units from the 1st 2017 Unit Offering for new equity securities of the Company into the 2nd 2017 Unit Offering by the Company by one investor prior to September 30, 2017, by an additional investor after September 30, 2017 and there is a very high probability of an exchange of the remaining units into 2nd 2017 Unit Offering.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including long-term prepaid insurance, for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable, but at least annually. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. The Company has not deemed any long-lived assets as impaired at September 30, 2017.

Stock-Based Compensation

The Company periodically issues common stock and stock options to officers, directors, Scientific Advisory Board members and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date of each grant.

The Company accounts for stock-based payments to officers and directors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense in the Company’s financial statements ratably over the vesting period of the awards. The Company accounts for stock-based payments to Scientific Advisory Board members and consultants by determining the value of the stock compensation based upon the measurement date at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

The fair value of stock options granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, the risk-free interest rate and the estimated volatility of the common stock over the term of the equity award. Estimated volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of the Company’s common stock.

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

For stock options requiring an assessment of value during the nine months ended September 30, 2017, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	1.83% to 1.92%
Expected dividend yield	0%
Expected volatility	132.87%
Expected life	4.833 years

For stock options requiring an assessment of value during the nine months ended September 30, 2016, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	0.87% to 1.31%
Expected dividend yield	0%
Expected volatility	181.76% to 202.51%
Expected life	3.9 to 5 years

The Company recognizes the fair value of stock-based compensation in general and administrative costs and in research and development costs, as appropriate, in the Company’s condensed consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option and warrant exercises. There were no stock options exercised during the nine months ended September 30, 2017 and 2016.

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

As of September 30, 2017, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2017, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Research grants are generally funded and paid through government or institutional programs. Amounts received under research grants are nonrefundable, regardless of the success of the underlying research project, to the extent that such amounts are expended in accordance with the approved grant project. The Company had no research grant revenue during the nine months ended September 30, 2017 and 2016. At September 30, 2017 and 2016, the Company did not have any grants receivable or unearned grant revenues.

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

On May 6, 2016, the Company made an advance payment to Duke University with respect to the Phase 2A clinical trial of CX1739. At September 30, 2017, a balance of $48,912 remained from the advance payment.

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

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the nine months ended September, 2017 and 2016.

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

At September 30, 2017 and 2016, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September,
	2017	2016
Series B convertible preferred stock	11	11
Convertible notes payable	32,239	29,057
Common stock warrants	985,915	409,914
Common stock options	2,046,749	1,307,749
Total	3,064,914	1,746,731

Reclassifications

Certain comparative figures in 2017 have been reclassified to conform to the current quarter’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 (ASU 2017-11), Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815) – I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The amendments in ASU 2017-11 address the complexity of accounting for certain financial instruments with down round features. The amendments, when effective or earlier applied, provide that down round feature would no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments also provide that as of the date that a down round feature is triggered (that is, upon the occurrence of the triggering event that results in a reduction of the strike price) in an equity-classified freestanding financial instrument, an entity shall measure the value of the effect of the feature as the difference between the following amounts determined immediately after the down round feature is triggered: 1. the fair value of the financial instrument (without the down round feature) with a strike price corresponding to the currently stated strike price of the issued instrument (that is, before the strike price reduction), and 2. the fair value of the financial instrument (without the down round feature) with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Part II of the update addresses mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests with a scope exception. The amendments in Part II do not have an accounting effect and address the indefinite deferral of certain guidance in Topic 480 with a scope exception with the intent of improving the readability of the Codification and reducing the complexity associated with navigating Topic 480. The amendments in Part I of the update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU 2017-11 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In August 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2017-12 —Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard is intended to improve and simplify accounting rules around hedge accounting. The new standard refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts. The new standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, for public companies and for fiscal years beginning after December 15, 2019 (and interim periods for fiscal years beginning after December 15, 2020), for private companies. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. The adoption of ASU 2017-12 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

On September 15, 2016, the remaining outstanding Notes previously issued by the Company on November 5, 2014, December 9, 2014, December 31, 2014, and February 2, 2015, matured and the principal and accrued interest under those remaining Notes became due and payable upon demand. At the September 15, 2016 maturity date, Notes totaling $329,261, which included accrued interest of $53,261, became due and payable upon demand. During October 2016, holders of four Notes issued formal notices of default, and as a result, those four Notes were deemed to be in default under the terms of the Notes and began to accrue interest at the default rate of 12% per annum from the default date in accordance with the terms of the Notes. As of September 30, 2017 such notes remained in default and totaled $82,305, including accrued interest of $21,305.

Additionally, on September 15, 2016, the remaining outstanding 13,137 New Warrants and 24,264 original Warrants (which had been previously extended) expired.

The Notes (including those placed in default as described above) consist of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Principal amount of notes payable	$276,000	$276,000
Add accrued interest payable	90,667	62,616
	$366,667	$338,616

As of September 30, 2017, the remaining outstanding Notes were convertible into 32,239 shares of the Company’s common stock, including 7,971 shares attributable to accrued interest of $90,668 payable as of such date. As of December 31, 2016, the Notes were convertible into 29,768 shares of the Company’s common stock, including 5,505 shares attributable to accrued interest of $62,616 payable as of such date.

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

Note payable to SY Corporation consists of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	255,243	219,362
Foreign currency translation adjustment	5,599	(25,129)
	$660,616	$594,007

Interest expense with respect to this promissory note was $12,092 and $12,092 for each of the three months ended September 30, 2017 and 2016, respectively. Interest expense with respect to this promissory note was $35,881 and $36,013 for nine months ended September 30, 2017 and 2016, respectively.

Advances and Notes Payable to Officers

On January 29, 2016, Dr. Arnold S. Lippa, the Company’s Chief Scientific Officer and Chairman of the Board of Directors, advanced $52,600 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. The note was secured by the assets of the Company. In connection with the loan, Dr. Lippa was issued a fully vested warrant to purchase 10,309 shares of the Company’s common stock at an exercise price of $5.1025 per share, which was the closing market price of the Company’s common stock on the date of grant. The warrant expires on January 29, 2019 and may be exercised on a cashless basis. The aggregate fair value of the warrant, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $48,245, and was charged to interest expense as additional consideration for the loan during the nine months ended September 30, 2016.

On February 2, 2016, Dr. James S. Manuso, the Company’s Chief Executive Officer and Vice Chairman of the Board of Directors, advanced $52,600 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. The note was secured by the assets of the Company. In connection with the loan, Dr. Manuso was issued a fully vested warrant to purchase 8,092 shares of the Company’s common stock at an exercise price of $6.5000 per share, which was the closing market price of the Company’s common stock on the date of grant. The warrant expires on February 2, 2019 and may be exercised on a cashless basis. The aggregate fair value of the warrant, as calculated pursuant to the Black-Scholes option pricing model, was determined to be $48,392, and was charged to interest expense as additional consideration for the loan during the nine months ended September 30, 2016.

On September 22, 2016, Dr. James S. Manuso, the Company’s Chief Executive Officer and Vice Chairman of the Board of Directors, advanced $25,000 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. The note was secured by the assets of the Company. In connection with the loan, Dr. Manuso was issued a fully vested warrant to purchase 5,000 shares of the Company’s common stock at an exercise price of $5.0000 per share, which was the closing market price of the Company’s common stock on the date of grant. The warrant expires on September 22, 2019 and may be exercised on a cashless basis. The aggregate fair value of the warrant, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $22,151, and was charged to interest expense as additional consideration for the loan during the nine months ended September 30, 2016.

On September 23, 2016, Dr. Arnold S. Lippa, the Company’s Chief Scientific Officer and Chairman of the Board of Directors, advanced $25,000 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. The note was secured by the assets of the Company. In connection with the loan, Dr. Lippa was issued a fully vested warrant to purchase 5,155 shares of the Company’s common stock at an exercise price of $4.8500 per share, which was the closing market price of the Company’s common stock on the date of grant. The warrant expires on September 23, 2019 and may be exercised on a cashless basis. The aggregate fair value of the warrant, as calculated pursuant to the Black-Scholes option pricing model, was determined to be $22,152, and was charged to interest expense as additional consideration for the loan during the nine months ended September 30, 2016.

During the three months and nine months ended September 30, 2017, $3,912 and $11,608 was charged to interest expense in respect to the four officer notes described above, respectively. During the three months and nine months ended September 30, 2016, $2,754 and $7,106 was charged to interest expense in respect to the four officer notes described above, respectively.

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

6. Stockholders’ Deficiency

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2017 and December 31, 2016, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred Stock”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”); 205,000 shares were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating Preferred Stock”); and 1,700 shares were designated as Series G 1.5% Convertible Preferred Stock. Accordingly, as of September 30, 2017 and December 31, 2016, 3,505,800 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

There were no shares of 9% Preferred Stock, Series A Junior Participating Preferred Stock, or Series G 1.5% Convertible Preferred Stock outstanding as of September 30, 2017 and December 31, 2016.

Series B Preferred Stock outstanding as of September 30, 2017 and December 31, 2016 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred Stock is convertible into approximately 0.00030 shares of common stock at an effective conversion price of $2,208,375 per share of common stock, which is subject to adjustment under certain circumstances. As of September 30, 2017 and December 31, 2016, the shares of Series B Preferred Stock outstanding are convertible into 11 shares of common stock. The Company may redeem the Series B Preferred Stock for $25,001, equivalent to $0.6667 per share of Series B Preferred Stock, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

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

1st 2016 Unit Offering

On January 8, 2016, the Company initiated the 1st 2016 Unit Offering, consisting of units of common stock and warrants, up to an aggregate of $2,500,000, with each unit consisting of (i) one share of common stock, and (ii) one warrant to purchase two additional shares of common stock. During the nine months ended September 30, 2016, the Company entered into purchase agreements with nine accredited and four non-accredited, non-affiliated investors, pursuant to which an aggregate of 43,003 shares of common stock and an aggregate of 86,006 warrants were sold, generating gross proceeds of $309,985.

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

On July 26, 2017, the Company’s Board approved an offering of securities conducted via private placement that, because of the terms of the new offering as compared to the terms of the 2nd 2016 Unit Offering, resulted in an exchange of units by all investors in the 2nd 2016 Unit Offering, for new equity securities of the Company and is unlikely to result in a further exchange into a debt security or any form of mandatorily cash redeemable security. Given this very high probability of an exchange into equity and the correspondingly low probability of an exchange to debt or any form of mandatorily cash redeemable security, the Company had reclassified the non-permanent equity liability to permanent equity as of June 30, 2017.

The closing market prices of the Company’s common stock on December 29, 2016 and December 30, 2016 were $2.85 and $2.80 respectively.

1st 2017 Unit Offering

On March 10, 2017 and March 28, 2017, the Company sold units to investors in the 1st 2017 Unit Offering for aggregate gross proceeds of $350,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock (the “1st 2017 Unit Offering”). Units were sold for $2.50 per unit and the warrants issued in connection with the units are exercisable at a fixed price $2.75 per share of the Company’s common stock. The warrants contain a cashless exercise provision and certain blocker provisions preventing exercise during periods of time when the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock if such exercise were to occur. The warrants are also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 200% or more of the unit purchase price for any five (5) consecutive trading days. Investors were non-affiliated purchasers. Investors received an unlimited number of piggy-back registration rights. Investors received an unlimited number of exchange rights, which are options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights are effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing will be 1.2 times the amount of the original investment. Under certain circumstances, the ratio may be 1.4 instead of 1.2. The exchange right does not permit the investors to exchange into a debt offering or redeemable preferred stock, therefore, unlike the 2nd 2016 Unit Offering, the 2017 Unit Offering resulted in the issuance of permanent equity. The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification (ASC) 815, and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and the warrants and exchange right should be accounted for with the host instrument. In connection with this transaction, Aurora served as a placement agent and earned $20,000 of cash fees and 8,000 placement agent common stock warrants associated with the closing of 2017 Unit Offering. The cash fees were unpaid as of June 30, 2017 and have been accrued in accounts payable and accrued expenses and charged against Additional paid-in capital as of June 30, 2017. The placement agent common stock warrants were valued at $27,648 and were accounted for in Additional paid-in capital as of June 30, 2017. For additional information see Note 7.

On July 26, 2017, the Company’s Board approved an offering of securities conducted via private placement (“2nd 2017 Unit Offering”) that, because of the terms of the 2nd 2017 Unit Offering as compared to the terms of the 1st 2017 Unit Offering, has resulted in an exchange of units from the 1st 2017 Unit Offering for new equity securities of the Company in 2nd 2017 Unit Offering by the Company by one investor prior to September 30, 2017, by an additional investor after September 30, 2017 and there is a very high probability of an exchange of the remaining units into the new equity transaction.

The closing market prices of the Company’s common stock on March 10, 2017 and March 28, 2017 were $4.05 and $3.80 respectively.

2nd 2017 Unit Offering

On August 29, 2017, September 27, 2017 and September 28, 2017, the Company sold units to investors for aggregate gross proceeds of $126,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock (2nd 2017 Unit Offering). Units were sold for $1.00 per unit and the warrants issued in connection with the units are exercisable at a fixed price $1.10 per share of the Company’s common stock. The warrants contain a cashless exercise provision and certain blocker provisions preventing exercise during periods of time when the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock if such exercise were to occur. The warrants are also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 250% or more of the unit purchase price for any five (5) consecutive trading days. Investors were non-affiliated purchasers. Investors received an unlimited number of piggy-back registration rights. Investors received an unlimited number of exchange rights, which are options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights are effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing will be 1.2 times the amount of the original investment. Under certain circumstances, the ratio may be 1.4 instead of 1.2. The exchange right does not permit the investors to exchange into a debt offering or into redeemable preferred stock, therefore, unlike the 2nd 2016 Unit Offering, the 2nd 2017 Unit Offering resulted in the issuance of permanent equity. The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification Topic (ASC) 815, and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and the warrants and exchange right should be accounted for with the host instrument. The closing market prices of the Company’s common stock on August 29, 2017, September 27, 2017 and September 28, 2017, were $1.00, $1.40 and $1.40, respectively. There was no placement agent and therefore no fees associated with the 2nd 2017 Unit Offering. For additional information see Note 6.

The terms of the 2nd 2017 Unit Offering as compared to the terms of the 1st 2017 Unit Offering, have resulted in an exchange of units from the 1st 2017 Unit Offering for new equity securities of the Company into the 2nd 2017 Unit Offering by the Company by one investor prior to September 30, 2017, by an additional investor after September 30, 2017 and there is a very high probability of an exchange of the remaining units into 2nd 2017 Unit Offering. Because the 1st 2017 Unit Offering and the 2nd 2017 Unit Offering were both originally accounted for as equity, a reclassification similar to the 2nd 2016 Unit Offering was not required.

Information with respect to the issuance of common stock in connection with the settlement of debt obligations is provided at Note 5.

Common Stock Warrants

Information with respect to the issuance and exercise of common stock purchase warrants in connection with the 10% Convertible Note Payable and Warrant Purchase Agreement is provided at Note 4.

A summary of warrant activity for the nine months ended September 30, 2017 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2016	540,198	$4.84842
Issued	445,717	1.36478
Warrants outstanding at September 30, 2017	985,915	$3.27352	4.7567

Warrants exercisable at December 31, 2016	540,198	$4.84842
Warrants exercisable at September 30, 2017	985,915	$3.27352	4.7567

The exercise prices of common stock warrants outstanding and exercisable are as follows at September 30, 2017:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$1.2870	41,002	41,002	April 17, 2019
$1.5620	0	0	December 31, 2021
$4.8500	5,155	5,155	September 23, 2019
$4.8750	108,594	108,594	September 30, 2020
$5.0000	5,000	5,000	September 22, 2019
$5.1025	10,309	10,309	January 29, 2019
$6.5000	8,092	8,092	February 4, 2019
$6.8348	145,758	145,758	September 30, 2020
$7.9300	86,005	86,005	February 28, 2021
$2.7500	108,000	108,000	December 31, 2021
$1.1000	468,000	468,000	September 29, 2022
	985,915	985,915

Based on a fair market value of $1.40 per share on September 30, 2017, the intrinsic value of exercisable in-the-money common stock warrants was $144,633 as of September 30, 2017.

A summary of warrant activity for the nine months ended September 30, 2016 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2015	482,288	$7.10125
Issued, net of exercises and expirations	(72,374)	$(1.03629)
Warrants outstanding at September 30, 2016	409,914	$5.89296	3.84

Warrants exercisable at December 31, 2015	482,288	$7.10125
Warrants exercisable at September 30, 2016	409,914	$5.89296	3.84

The exercise prices of common stock warrants outstanding and exercisable are as follows at September 30, 2016:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$1,2870	41,002	41,002	April 17, 2019
$4.8500	5,155	5,155	September 23, 2019
$4.8750	108,594	108,594	September 30, 2020
$5.0000	5,000	5,000	September 22, 2019
$5.1025	10,309	10,309	January 29, 2019
$6.5000	8,092	8,092	February 4, 2019
$6.8348	145,758	145,758	September 30, 2020
$7.9300	86,004	86,004	February 28, 2021
	409,914	409,914

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

On March 31, 2016, the Board of Directors of the Company awarded stock options for a total of 523,075 shares of common stock in various quantities to twelve individuals who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan. The stock options vested 25% on each of March 31, 2016, June 30, 2016, September 30, 2016 and 25% on December 31, 2016, and will expire on March 31, 2021. The exercise price of the stock options was established on the grant date at $7.3775 per share, which was the closing market price of the Company’s common stock on such date. The aggregate fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was $3,774,000. During the three months ended March 31, 2016 and nine months ended September 30, 2016, the Company recorded charges to operations of $844,650 and $2,686,800, respectively, with respect to these stock options.

On September 12, 2016, the Company entered into an agreement for consulting services, which provided for the payment of a fee through the granting of a non-qualified stock option to purchase a total of 2,608 shares of common stock pursuant to the Company’s 2015 Plan. The stock option was fully vested on the date of grant and will expire on September 12, 2021. The exercise price of the stock option was established on the grant date at $5.7500 per share, which was the closing market price of the Company’s common stock on the date of grant. The aggregate fair value of the stock option, calculated pursuant to the Black-Scholes option-pricing model, was $14,384, which was charged to operations on the date of grant.

On January 17, 2017, the Board of Directors of the Company awarded stock options for a total of 395,000 shares of common stock in various quantities to seventeen individuals and entities who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan. The stock options vested 25% upon grant, 25% on March 31, 2017, and an additional 50% on June 30, 2017, and will expire on January 17, 2022. The exercise price of the stock options was established on the grant date at $3.90 per share, which was the closing market price of the Company’s common stock on such date. The aggregate fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was $1,464,305. During the nine months ended September 30, 2017, the Company recorded a charge to operations of $1,216,378 with respect to these stock options.

On June 30, 2017, the Board of Directors of the Company awarded stock options for a total of 285,000 shares of common stock in various quantities to nine individuals who are members of management, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan. The stock options vested immediately upon grant. The exercise price of the stock options was established on the grant date at $2.00 per share, which was the closing market price of the Company’s common stock on the date of the grant. The aggregate fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was $505,875. During the nine months ended September 30, 2017, the Company recorded a charge to operations of $505,875 with respect to these stock options.

On July 26, 2017, the Board of Directors of the Company awarded stock options for a total of 25,000 shares of common stock to one individual who is a member of management pursuant to the Company’s 2015 Plan. The stock options vested 25% upon grant, 25% on September 30, 2017 and will vest 50% on December 31, 2017. The exercise price of the options was established on the grant date at $2.00, which was above the closing market price of the Company’s common stock on that date which was $1.30. The aggregate fair value of these stock options, as calculated pursuant to the Black Scholes option pricing model, was $27,225. During the three months and nine months ended September 30, 2017, the Company recorded a charge to operations of $13,613 with respect to these options.

On July 28, 2017, the Board of Directors of the Company awarded stock options for a total of 34,000 shares of common stock to two individuals who are consultants pursuant to the Company’s 2015 Plan. With respect to one individual, the 9,000 options vested 33 1/3% upon grant, 33 1/3 % on August 31, 2017 and 33 1/3% on September 30, 2017 such that all options vested by September 30, 2017. With respect to the other individual, the 25,000 options vest 20% on each of August 31, 2017, September 30, 2017, October 31, 2017, November 30, 2017 and December 31, 2017. The exercise price of the options was established on the grant date at $1.35, which was the closing market price of the Company’s common stock on the date of the grant. The aggregate fair value of these stock options, as calculated pursuant to the Black Scholes option pricing model, was $39,807. During the three months and nine months ended September 30, 2017, the Company recorded a charge to operations of $22,257 with respect to these stock options.

Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of stock-based compensation is provided at Note 3.

A summary of stock option activity for the nine months ended September 30, 2017 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2016	1,307,749	$7.6515
Granted	739,000
Options outstanding at September 30, 2017	2,046,749	$6.0125	4.54

Options exercisable at December 31, 2016	1,307,749	$7.6515
Options exercisable at September 30, 2017	2,019,249	$6.0125	4.54

Deferred compensation expense for outstanding and unvested stock options at September 30, 2017 was $27,500 and was $0 at December 31, 2016.

The exercise prices of common stock options outstanding and exercisable were as follows at September 30, 2017:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$1.3500	34,000	19,000	July 28, 2022
$2.0000	285,000	285,000	June 30, 2022
$2.0000	25,000	12,500	July 26, 2022
$3.9000	395,000	395,000	January 17, 2022
$4.5000	7,222	7,222	September 2, 2021
$5.6875	89,686	89,686	June 30, 2020
$5.7500	2,608	2,608	September 12, 2021
$6.4025	27,692	27,692	August 18, 2020
$6.4025	129,231	129,231	August 18, 2022
$6.4025	261,789	261,789	August 18, 2025
$6.8250	8,791	8,791	December 11, 2020
$7.3775	523,077	523,077	March 31, 2021
$8.1250	169,231	169,231	June 30, 2022
$13.0000	7,385	7,385	March 13, 2019
$13.0000	3,846	3,846	April 14, 2019
$13.9750	3,385	3,385	March 14, 2024
$15.4700	7,755	7,755	April 8, 2020
$15.9250	2,462	2,462	February 28, 2024
$16.0500	46,154	46,154	July 17, 2019
$16.6400	1,538	1,538	January 29, 2020
$19.5000	9,487	9,487	July 17, 2022
$19.5000	6,410	6,410	August 10, 2022
	2,046,749	2,019,249

Based on a fair market value of $1.40 per share on September 30, 2017, exercisable in-the-money common stock options had an intrinsic value of $950.00.

A summary of stock option activity for the nine months ended September 30, 2016 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2015	774,842	$7.8325
Granted	532,907	7.3305
Options outstanding at September 30, 2016	1,307,749	$7.6241	5.56

Options exercisable at December 31, 2015	519,662	$8.5150
Options exercisable at September 30, 2016	1,177,364	$7.6515	5.68

The exercise prices of common stock options outstanding and exercisable were as follows at September 30, 2016:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$4.500	7,222	7,222	September 2, 2021
$5.7500	2,608	2,608	September 12, 2021
$5.6875	89,686	89,686	June 30, 2020
$6.4025	27,692	27,692	August 18, 2020
$6.4025	129,231	129,231	August 18, 2022
$6.4025	261,789	261,789	August 18, 2025
$6.8250	8,791	8,791	December 11, 2020
$7.3775	523,077	392,692	March 31, 2021
$8.1250	169,231	169,231	June 30, 2022
$13.0000	7,385	7,385	March 13, 2019
$13.0000	3,846	3,846	April 14, 2019
$13.9750	3,385	3,385	March 14, 2024
$15.4700	7,755	7,755	April 8, 2020
$15.9250	2,462	2,462	February 28, 2024
$16.2500	46,154	46,154	July 17, 2019
$16.6400	1,538	1,538	January 29, 2020
$19.5000	9,487	9,487	July 17, 2022
$19.500	6,410	6,410	August 10, 2022
	1,307,749	1,177,364

Based on a fair market value of $4.49 per share on September 30, 2016, the intrinsic value of exercisable in-the-money common stock options was $0 as of September 30, 2016.

For the three months ended September 30, 2017 and 2016, stock-based compensation costs included in the condensed consolidated statements of operations consisted of general and administrative expenses of $23,873 and $837,630, respectively, and research and development expenses of $11,700 and $328,462, respectively. For the nine months ended September 30, 2017 and 2016, stock-based compensation costs included in the condensed consolidated statements of operations consisted of general and administrative expenses of $1,150,925 and $2,821,748, respectively, and research and development expenses of $606,901 and $1,129,526, respectively.

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

There were no stock options or warrants exercised subsequent to August 10, 2012 that triggered additional contingent consideration, and the only remaining stock options outstanding that could still trigger the additional contingent consideration remained out-of-the-money through September 30, 2017. As of September 30, 2017, due to the expirations and forfeitures of RespireRx stock options and warrants occurring since August 10, 2012, 6,497 contingent shares of common stock remained issuable under the Pier merger agreement.

The Company concluded that the issuance of any of the contingent shares to the Pier Stock Recipients was remote, as a result of the large spread between the exercise prices of these stock options and warrants as compared to the common stock trading range, the subsequent expiration or forfeiture of most of the options and warrants, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants have remained significantly out-of-the-money through September 30, 2017. Accordingly, the Company considered the fair value of the contingent consideration to be immaterial and therefore did not ascribe any value to such contingent consideration. If any such shares are ultimately issued to the former Pier stockholders, the Company will recognize the fair value of such shares as a charge to operations at that time.

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

At September 30, 2017, the Company had 65,000,000 shares of common stock authorized and 2,586,761 shares of common stock issued and outstanding. Furthermore, as of September 30, 2017, the Company had reserved an aggregate of 11 shares for issuance upon conversion of the Series B Preferred Stock; 688,198 shares for issuance upon exercise of warrants; 2,046,749 shares for issuance upon exercise of outstanding stock options; 63,236 shares to cover equity grants available for future issuance pursuant to the 2014 Plan; 1,053,201 shares to cover equity grants available for future issuance pursuant to the 2015 Plan; 32,239 shares for issuance upon conversion of the Convertible Notes; and 6,497 shares issuable as contingent shares pursuant to the Pier merger. Accordingly, as of September 30, 2017, the Company had an aggregate of 3,890,131 shares of common stock reserved for issuance and 58,523,108 shares of common stock unreserved and available for future issuance. The Company expects to satisfy its future common stock commitments through the issuance of authorized but unissued shares of common stock.

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

On March 31, 2013, the Company accrued $85,000 as reimbursement for legal fees incurred by Aurora in conjunction with the removal of the Company’s prior Board of Directors on March 22, 2013, which amount has been included in accounts payable and accrued expenses at September 30, 2017 and December 31, 2016.

On June 30, 2015, the Board of Directors of the Company awarded, but did not pay, cash bonuses totaling $215,000, including an aggregate of $195,000 to certain of the Company’s executive officers and an aggregate of $20,000 to the independent members of the Company’s Board of Directors. The cash bonuses awarded to executive officers were as follows: Dr. Arnold S. Lippa - $75,000; Jeff E. Margolis - $60,000; and Robert N. Weingarten (resigned as an officer and director of the Company in February 2017, but remains a consultant to the Company) - $60,000. The cash bonuses awarded to the two independent members of the Company’s Board of Directors were as follows: James E. Sapirstein - $10,000; and Kathryn MacFarlane - $10,000. The cash bonuses were awarded as partial compensation for services rendered by such persons from January 1, 2015 through June 30, 2015, and are included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2017 and December 31, 2016.

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

Both the cash bonuses and the cash monthly compensation have been accrued and will not be paid until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis. The amendment to the Jeff E. Margolis employment agreement effective July 1, 2017, called for payment in three installments in cash of the $60,000 bonus granted on June 30, 2015. A minimum of $15,000 was to be payable in cash as follows: (a) $15,000 shall be payable in cash upon the next closing (after July 1, 2017) of any financing in excess of $100,000 (b) $15,000 by the end of the following month assuming cumulative closings (beginning with the closing that triggered (a)) in excess of $200,000 and (c) $30,000 shall be payable in cash upon the next closing of any financing in excess of an additional $250,000. The conditions of (a) above have been met as of September 30, 2017, however Mr. Margolis has waived the Company’s obligation to make any payments of the cash bonus until the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis.

On March 28, 2017, Aurora earned $20,000 of cash fees and 8,000 placement agent common stock warrants associated with the closing of 1st 2017 Unit Offering. The cash fees were unpaid as of June 30, 2017 and have been included in accounts payable and accrued expenses and charged against Additional paid-in capital when incurred. The placement agent common stock warrants were valued at $27,648 and were accounted for in Additional paid-in capital as of September 30, 2017.

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

By letter dated February 5, 2016, the Company received a demand from a law firm representing a professional services vendor of the Company alleging an amount due and owing for unpaid services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded the vendor the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted the vendor attorneys’ fees and costs of $47,930. All such amounts have been accrued at September 30, 2017 and December 31, 2016.

By e-mail dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and owing for unpaid investment banking services rendered. The Company has been in discussions with this firm regarding this matter.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements at September 30, 2017 and December 31, 2016 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself in the event that any of the matters described above results in the filing of a lawsuit or formal claim.

Significant Agreements and Contracts

Consulting Agreement

Richard Purcell was appointed as the Company’s Senior Vice President of Research and Development effective October 15, 2014. Mr. Purcell provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc., through which the Company has contracted for his services, for a monthly cash fee of $12,500. Cash compensation expense pursuant to this agreement totaled $37,500 for the three months ended September 30, 2017 and 2016, and totaled $112,500 for the nine months ended September 30, 2017 and 2016, which amounts are included in research and development expenses in the Company’s condensed consolidated statements of operations for such periods.

Employment Agreements

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso, Ph.D., to be its new President and Chief Executive Officer. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which will be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Manuso received an annual base salary of $375,000. Dr. Manuso is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Manuso was granted stock options to acquire 261,789 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans in the discretion of the Board of Directors. Dr. Manuso is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as additional compensation for a term life insurance policy and disability insurance policy. Dr. Manuso is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Manuso is provided at Note 7. Cash compensation accrued pursuant to this agreement totaled $103,650 and $310,950 for the three months and nine months ended September 30, 2017, respectively, and $103,650 and $317,700 for the three months and nine months ended September 30, 2016, respectively. Such amounts are included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheets at September, 2017 and 2016, respectively, and in general and administrative expenses in the Company’s condensed consolidated statements of operations for the three months and nine months ended September 30, 2017 and 2016. Dr. Manuso was also appointed to the Company’s Board of Directors and elected as Vice Chairman of the Board of Directors. Dr. Manuso will not receive any additional compensation for serving as Vice Chairman and on the Board of Director. Such amounts have not been paid to Dr. Manuso.

On August 18, 2015, concurrently with the hiring of Dr. James S. Manuso as the Company’s new President and Chief Executive Officer, Dr. Arnold S. Lippa resigned as the Company’s President and Chief Executive Officer. Dr. Lippa continues to serve as the Company’s Executive Chairman and as a member of the Board of Directors. Also on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which will be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Lippa received an annual base salary of $300,000. Dr. Lippa is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 30,769 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Dr. Lippa is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Lippa is provided at Note 7. Cash compensation accrued pursuant to this agreement totaled $84,900 and $254,700 for the three months and nine months ended September 30, 2017, respectively, and $93,900 and $254,700 for the three months and nine months ended September 30, 2016, respectively, which is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheets at September 30, 2017 and 2016, and in research and development expenses in the Company’s condensed consolidated statements of operations. Cash compensation accrued to Dr. Lippa for bonuses and under a prior superseded arrangement, while still serving as the Company’s President and Chief Executive Officer, totaled $94,758 and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheets at September 30, 2017 and 2016, and in general and administrative expenses in the Company’s condensed consolidated statements of operations. Such amounts have not been paid to Dr. Lippa. Dr. Lippa does not receive any additional compensation for serving as Executive Chairman and on the Board of Directors.

On August 18, 2015, the Company also entered into employment agreements with Jeff E. Margolis, in his continuing role as Vice President, Secretary and Treasurer, and Robert N. Weingarten, in his continuing role as Vice President and Chief Financial Officer, the position from which he resigned in February 2017. Mr. Weingarten remains a consultant to the Company. Pursuant to the agreements, which are for initial terms through September 30, 2016 (and which, for Mr. Margolis, will be deemed to be automatically extended upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Mr. Margolis and Mr. Weingarten, until his resignation, each received an annual base salary of $195,000, and since Mr. Weingarten’s resignation, only Mr. Margolis is eligible to receive performance-based annual bonus awards ranging from $65,000 to $125,000, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Mr. Margolis and Mr. Weingarten were each granted stock options to acquire 30,769 shares of common stock of the Company and both are eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Weingarten remains eligible for additional awards as he remains a consultant to the Company. Mr. Margolis and Mr. Weingarten (until his resignation), are/were also each entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Both Mr. Margolis and Mr. Weingarten are also each entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Mr. Margolis and Mr. Weingarten is provided at Note 7. Cash compensation accrued pursuant to these agreements were $80,400 and $188,700 for Mr. Margolis for the three months and nine months ended September, 2017 and were $54,150 and $162,450 for the three and nine months ended September 30, 2016, respectively, and were $0 and $28,524 for Mr. Weingarten for the three months and nine months ended September 30, 2017, respectively, and $54,150 and $162,450 for the three months and nine months ended September 30, 2016, respectively, which is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheets at September 30, 2017 and 2016, and in general and administrative expenses in the Company’s condensed consolidated statements of operations. Cash compensation accrued to Mr. Margolis and Mr. Weingarten for bonuses and under prior superseded arrangements totaled $151,612 ($75,806 each) and is also included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheets at September 30, 2017 and 2016, and in general and administrative expenses in the Company’s condensed consolidated statements of operations. Such amounts have not been paid to Mr. Margolis or Mr. Weingarten. Mr. Margolis also continues to serve as a Director of the Company, but does not receive any additional compensation for serving on the Board of Directors.

Mr. Margolis’ employment agreement was amended effective July 1, 2017. By Unanimous Written Consent on June 30, 2017, the Board of Directors of the Company resolved to amend the Employment Agreement with Jeff Margolis effective July 1, 2017. The amendment provides that Jeff Margolis will have the additional title of Chief Financial Officer and be promoted from Vice President to Senior Vice President. The amendment also provides for an increase in the accrual rate of his cash compensation from $195,000 to $300,000 annually. The amendment also schedules a cash payment of a bonus granted on June 30, 2015 as follows: (a) $15,000 payable upon the closing of the next financing in excess of $100,000, (b) $15,000 payable by the end of the following month assuming cumulative closings on financings (commencing with the closing that triggered (a)) of at least $200,000, and (c) $30,000 upon the closing of the next financing in excess of an additional $250,000. Jeff Margolis has waived the Company’s obligation to make any payments of the cash bonus until the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis. The amendment also provides for an option grant of 25,000 non-qualified stock options to be granted on or about July 1, 2017. By Unanimous Written Consent on July 26, 2017, the Board of Directors resolved to make such grant with 25% of such options vesting immediately, 25% vesting on September 30, 2017 and 50% vesting on December 31, 2017 at an exercise price of the greater of $2.00 or the closing price of the Company’s common stock on the date of the grant (July 26, 2017), which resulted in an exercise price of $2.00. The amendment further provides that Mr. Margolis will participate in future executive bonus, option, equity and equity-linked grants or other fringe benefits (including, for example, auto, life insurance, health insurance, and expense allowance) in accordance with the terms of the employment contract, amended to reflect that such grants shall be at least equal to the lowest grant to any member or the executive management team (meaning any person with a title of Senior Vice President, Chief Financial Officer, or higher) regardless of whether such executive officer is also a member of the Board of Directors. An exception to this clause provided that any signing bonus, equity, option or similar grant necessary to induce the hiring of a Chief Financial Officer, Chief Medical Officer, or other executive officer. The employment agreement was automatically extended to September 30, 2017 after which it would be subject to one year extensions in a manner the same as that prior to the amendment.

The employment agreements between the Company and each of Dr. Manuso, Dr. Lippa, Mr. Margolis and Mr. Weingarten, respectively, provided that the payment obligations associated with the first year base salary were to accrue, but no payments were to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, was received by the Company, at which time scheduled payments were to commence. This financing milestone has been achieved, however, Dr. Manuso, Dr. Lippa, Mr. Margolis and Mr. Weingarten (who are, or in Mr. Weingarten’s case was, each also directors of the Company) have each agreed, effective as of August 11, 2016, to continue to defer the payment of such amounts indefinitely, until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis.

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

On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its condensed consolidated financial statements at September 30, 2017 and December 31, 2016.

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

During each of the three months ended September 30, 2017 and September 30, 2016, the Company recorded charges to operations of $25,000, and during each of the nine months ended September 30, 2017 and 2016, the Company recorded charges to operations of $75,000 with respect to its 2017 and 2016 minimum annual royalty obligation, which is included in research and development expenses in the Company’s condensed consolidated statements of operations for the three months and nine months ended September 30, 2017 and 2016, as appropriate.

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (approximately US$112,000), consisting of approximately CAD$85,000 (approximately US$65,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (approximately US$15,000). As of September 30, 2017, Company has recorded accounts payable to the University of Alberta of US$16,207. The conversion to US dollars above utilized an exchange rate of US$0.77 for every CAD$1.00 which was the exchange rate at the time. The exchange rate as of September 30, 2017 was US$0.80 for every CAD$1.00.

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

Duke University Clinical Trial Agreement

On January 27, 2015, the Company entered into a Clinical Study and Research Agreement (the “Agreement”) with Duke University to develop and conduct a protocol for a program of clinical study and research at a total cost of $50,579, which was completed in March 2015 and charged to research and development expenses during the three months ended March 31, 2015. On October 30, 2015, the Agreement was amended to provide for a Phase 2A clinical trial of CX1739 at a cost of $558,268. During March 2016, a Phase 2A clinical trial at Duke University School of Medicine was initiated, with the dosing portion of the clinical trial completed in June 2016 and the clinical trial formally completed on July 11, 2016. On July 28, 2016, the Agreement was further amended to reflect additional post-clinical trial costs of $120,059, increasing the total amount payable under the Agreement to $678,327. During the three months ended September 30, 2017 and 2016, the Company charged $0 and $193,119, respectively, and during the nine months ended September 30, 2017 and 2016, the Company charged $36,420 and $602,642, respectively, to research and development expenses with respect to work conducted pursuant to the amended Agreement.

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

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2017, aggregating $1,518,800. Amounts included in the 2017 column represent amounts contractually due at October 1, 2017 through the remainder of the 2017 fiscal year ending December 31, 2017.

		Payments Due By Year
	Total	2017	2018	2019	2020	2021
Research and development contracts	$—	$—	$—	$—	$—	$—
Clinical trial agreements	—	—	—	—	—	—
License agreements	425,000	25,000	100,000	100,000	100,000	100,000
Employment and consulting agreements (1)	1,093,800	273,450	820,350	—	—	—
Total	$1,518,800	$298,450	$920,350	$100,000	$100,000	$100,000

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

2nd 2017 Unit Offering Closings

On October 5, 2017 and October 25, 2017, there were additional closings with respect to the 2nd 2017 Unit Offering for a total of $31,000. Accordingly, 31,000 shares of the Company’s common stock and common stock purchase warrants exercisable into 31,000 shares of the Company’s common stock were issued. The 2nd 2017 Unit Offering is discussed in Note 3 and Note 6.

Unit Offering Exchange

On October 1, 2017, one investor from the offering exchanged into the 2nd 2017 Unit Offering resulting in the issuance of an incremental 40,000 shares of the Company’s common stock, the cancellation of one common stock purchase warrant exercisable into 20,000 of the Company’s common stock and the issuance of a new common stock purchase warrant exercisable into 60,000 shares of the Company’s common stock. The 2nd 2017 Unit Offering is discussed in Note 3 and Note 6.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since its formation in 1987, RespireRx has been engaged in the research and clinical development of a class of proprietary compounds known as ampakines, which act to enhance the actions of the excitatory neurotransmitter glutamate at AMPA glutamate receptors. Several ampakines, in both oral and injectable form, are being developed by the Company for the treatment of a variety of breathing disorders that are regulated by neuronal cells within the pre-Bötzinger complex of the brain stem.

In clinical studies, the Company’s two lead ampakines have shown preliminary efficacy in the control of respiratory depression produced by opioids, without altering their analgesic effects. In animal models of orphan disorders, such as Pompe Disease, spinal cord damage and perinatal respiratory distress, it has been demonstrated that certain ampakines improve breathing function. The Company’s compounds belong to a new class of ampakines that do not display the undesirable side effects of earlier generations of compounds previously reported in animal models.

The Company owns patents and patent applications, or the rights thereto, for certain families of chemical compounds, including ampakines, which claim the chemical structures, their actions as ampakines and their use in the treatment of various disorders. Patents claiming a family of chemical structures, including CX1739 and CX1942, as well as their use in the treatment of various disorders, extend through at least 2028. Additional patents claiming a family of chemical structures, including CX717 expired in the U.S in 2017. Method of use patents for CX717 inclusive of a 960 day patent term extension expire in 2030. The Company owns and has licensed patents and patent applications for the class of drugs known as ampakines and cannabinoids, including dronabinol, claiming a number of medical uses.

In 2011, RespireRx conducted a re-evaluation of its strategic focus and determined that clinical development in the area of respiratory disorders, particularly sleep apnea and drug-induced respiratory depression, provided the most cost-effective opportunities for potential rapid development and commercialization of RespireRx’s compounds. Accordingly, RespireRx narrowed its clinical focus at that time and sidelined other avenues of scientific inquiry. This re-evaluation provided the impetus for RespireRx’s acquisition by merger of Pier Pharmaceuticals LLC resulting in Pier Pharmaceuticals, Inc. as a wholly-owned subsidiary of RespireRx in August 2012, as described below.

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

On May 8, 2007, RespireRx entered into a license agreement, as subsequently amended, with the University of Alberta granting RespireRx exclusive rights to method of treatment patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. These patents, along with RespireRx’s own patents claiming chemical structures, comprise RespireRx’s principal intellectual property supporting RespireRx’s research and clinical development program in the use of ampakines for the treatment of neurologically controlled respiratory disorders. RespireRx has completed pre-clinical studies indicating that several of its ampakines, including CX717, CX1739 and CX1942, were efficacious in treating drug induced respiratory depression caused by opioids, sedatives or certain anesthetics without offsetting the analgesic effects of the opioids or the anesthetic effects of the anesthetics. In two clinical Phase 2 studies, one of which was published in a peer-reviewed journal, CX717, a predecessor compound to CX1739 and CX1942, antagonized the respiratory depression produced by alfentanyl, a potent narcotic, without affecting the analgesia produced by this drug. Positive results also were obtained using CX1739 in a Phase 2A study. In addition, RespireRx has conducted a Phase 2A clinical study in which patients with sleep apnea were administered CX1739, RespireRx’s lead clinical ampakine compound. The results suggested that CX1739 might have use as a treatment for central sleep apnea (“CSA”) and mixed sleep apnea, but not obstructive sleep apnea (“OSA”).

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

Dronabinol is a Schedule III controlled drug, available in branded and generic forms, which has a relatively low abuse potential and is approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of AIDS-related anorexia and chemotherapy-induced nausea and vomiting. The use of dronabinol for the treatment of OSA is a novel indication for an already approved drug and, as such, the Company believes that it would only require approval by the FDA of an SNDA or a 505(b)(2) application, as opposed to the submission and approval of a full new drug application.

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

Prior to the merger, Pier conducted a 21 day, randomized, double-blind, placebo-controlled, dose escalation Phase 2A clinical study in 22 patients with OSA, in which dronabinol produced a statistically significant reduction in the Apnea-Hypopnea Index, the primary therapeutic end-point, and was observed to be safe and well tolerated. The results of the Phase 2A study has been published in two peer-reviewed journal articles.

On June 6, 2017, at SLEEP 2017, the 31st Annual Meeting of the Associated Professional Sleep Societies, Drs. David Carlee and Phyllis Zee, from the University of Illinois Chicago and Northwestern University, respectively, reported the results of the Phase 2B PACE (Pharmacotherapy of Apnea by Cannabimimetic Enhancement) clinical trial. In this randomized, blinded, placebo controlled study in 73 patients with OSA, dronabinol doses of 2.5 and 5 mg significantly improved the primary outcome measures of Apnea Hypopnea Index (“AHI”), daytime sleepiness as measured by the Epworth Sleepiness Scale (“ESS”) and overall patient satisfaction as measured by the Treatment Satisfaction Questionnaire for Medications (“TSQM”). In comparison to placebo and in a dose-related fashion, dronabinol was associated with lower AHI, improved subjective sleepiness and greater overall treatment satisfaction. Dronabinol was observed to be safe and well tolerated. The number and severity of adverse events produced by dronabinol did not differ from those produced by placebo. The PACE trial was funded by a grant from the NIH of approximately $5 million. The Company did not conduct or fund the PACE trial. The results of this Phase 2B study, substantially replicated the results of the earlier Phase 2A study.

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

Recent Developments

2nd 2017 Unit Offering

On August 29, 2017, September 27, 2017, September 28, 2017, sold units to investors for aggregate gross proceeds of $126,000 and on October 5, 2017 and October 25, 2017, the Company sold units to investors for aggregate gross proceeds of $31,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock (2nd 2017 Unit Offering). Units were sold for $1.00 per unit and the warrants issued in connection with the units are exercisable at a fixed price $1.10 per share of the Company’s common stock. The warrants contain a cashless exercise provision and certain blocker provisions preventing exercise during periods of time when the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock if such exercise were to occur. The warrants are also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 250% or more of the unit purchase price for any five (5) consecutive trading days. Investors were non-affiliated purchasers. Investors received an unlimited number of piggy-back registration rights. Investors received an unlimited number of exchange rights, which are options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights are effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing will be 1.2 times the amount of the original investment. Under certain circumstances, the ratio may be 1.4 instead of 1.2. The exchange right does not permit the investors to exchange into a debt offering or into redeemable preferred stock, therefore, unlike the 2nd 2016 Unit Offering, the 2nd 2017 Unit Offering resulted in the issuance of permanent equity. The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification Topic (ASC) 815, and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and the warrants and exchange right should be accounted for with the host instrument. The closing market prices of the Company’s common stock on August 29, 2017, September 27, 2017, September 28, 2017, October 5, 2017 and October 25, 2017 were $1.00, $1.40, $1.40, $1.50 and $0.80 respectively. There was no placement agent and therefore there were no fees associated with the 2nd 2017 Unit Offering.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $3,671,753 for the nine months ended September 30, 2017 and $9,229,760 for the fiscal year ended December 31, 2016, and negative operating cash flows of $495,817 for the nine months ended September 30, 2017 and $1,328,684 for the fiscal year ended December 31, 2016. The Company also had a stockholders’ deficiency of $6,766,304 at September 30, 2017, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2016, has expressed substantial doubt about the Company’s ability to continue as a going concern.

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

In August 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2017-12 —Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new standard is intended to improve and simplify accounting rules around hedge accounting. The new standard refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts. The new standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, for public companies and for fiscal years beginning after December 15, 2019 (and interim periods for fiscal years beginning after December 15, 2020), for private companies. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard. The adoption of ASU 2017-12 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

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

Results of Operations

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Operating expenses:
General and administrative	$356,292	$1,349,970	$2,264,485	$4,272,215
Research and development	236,856	899,543	1,298,866	2,743,599
Total operating expenses	593,148	2,2,49,513	3,563,351	7,015,814
Loss from operations	(593,148)	(2,249,513)	(3,563,351)	(7,015,814)
Gain from settlement with service providers	-	1,076	-	1,076
Fair value of inducement to effect exchange of 10% convertible notes payable for common stock	-	-	-	(188,274)
Interest expense	(26,354)	(115,847)	(77,674)	(562,053)
Foreign currency transaction (loss) gain	960	(27,518)	(30,728)	(38,937)
Net loss	(618,542)	(2,391,802)	(3,671,753)	(7,804,002)
Adjustments related to Series G 1.5% Convertible Preferred Stock:
Dividend on Series G 1.5% Convertible Preferred Stock	-	-	-	(1,165)

Net loss attributable to common stockholders	$(618,542)	$(2,391,802)	$(3,671,753)	$(7,805,167)

Net loss per common share - basic and diluted	$(0.27)	$(1.18)	$(1.62)	$(4.31)

Weighted average common shares outstanding - basic and diluted	2,333,257	2,018,892	2,261,160	1,810,824

Three Months Ended September 30, 2017 and 2016

Revenues. During the three months ended September 30, 2017 and 2016, the Company had no revenues.

General and Administrative. For the three months ended September 30, 2017, general and administrative expenses were $356,292, a decrease of $993,678, as compared to $1,349,970 for the three months ended September 30, 2016, primarily due to a decrease in share based compensation of $813,757 as a result of substantially smaller and a lesser number of option grants, a decrease in salaries of $22,500 which is the elimination of the compensation as a result of the departure of Robert Weingarten, the former CFO, offset by the increased compensation of Jeff Margolis who added the CFO role to his responsibilities, as well as decrease in legal fees of $48,607 which were higher in the prior comparable period due to proxy related legal fees and a decrease in investor relations and transfer agent expenses of $37,926 and 23,192 respectively.

Research and Development. For the three months ended September 30, 2017, research and development expenses were $236,856, a decrease of $662,687, as compared to $899,543 for the three months ended September 30, 2016, primarily as a result of a decrease in share based compensation of $316,762 which was $11,700 for the three months ended September 30, 2017 as compared to $328,462 for the three months ended September 30, 2016 and a decrease in contractual clinical research expenditures of $295,701, primarily related to the Company’s Phase 2A clinical trial of CX1739 at Duke University. There was also a decrease in patent costs of $22,870 and reductions aggregating $27,749 across various other research and development vendors as compared to the prior comparable period, some of which were related to the same clinical trial.

Interest Expense. During the three months ended September 30, 2017, interest expense was $26,354 (including $3,992 to related parties), a decrease of $89,493, as compared to $115,847 (including $47,057 to related parties) for the three months ended September 30, 2016. The net decrease is primarily the result of accrual of interest on a lower principal amount after exchange of convertible notes. as described in Note 4 in the condensed consolidated financial statements, amortization of debt discounts and capitalized financing costs associated with the convertible note financing and subsequent extension, partially offset by the write-off of unamortized discounts related to the conversion of notes payable. The amortization and write off of debt discounts (including the beneficial conversion feature) and capitalized financing costs charged to interest expense during the three months ended September 30, 2016 aggregated $48,557. There were no such expenses during the three months ended September 30, 2017.

Foreign Currency Transaction Gain (Loss). Foreign currency transaction gain was $960 for the three months ended September 30, 2017, as compared to a foreign currency transaction loss of $27,518 for the three months ended September 30, 2016. The foreign currency transaction gain and loss relate to the $399,774 loan from SY Corporation made in June 2012, which is denominated in the South Korean Won.

Net Loss and Net Loss Attributable to Common Stockholders. For the three months ended September 30, 2017, the Company incurred a net loss and a net loss attributable to common stockholders of $618,542, as compared to a net loss of $2,391,802 for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 and 2016

Revenues. During the nine months ended September 30, 2017 and 2016, the Company had no revenues.

General and Administrative. For the nine months ended September 30, 2017, general and administrative expenses were $2,264,485, a decrease of $2,007,730, as compared to $4,272,215 for the nine months ended September 30, 2016, primarily due to a decrease in stock-based compensation of $1,670,823, a decrease in salaries and employee benefits of $115,132, and a net decrease of legal fees of $92,402 which reflects a decrease in general corporate legal fees that were higher in the nine months ended September 30, 2016 due to proxy related matters and litigation. Transfer agent costs decreased $22,467 primarily due to higher costs in the prior year period due to the proxy related matters. Investor relations costs decreased $44,406 as expenses incurred with two vendors in the nine months ended September 30, 2016 were not incurred in the nine months ended September 30, 2017.

Stock-based compensation costs included in general and administrative expenses were $1,150,925 for the nine months ended September 30, 2017, as compared to $2,821,748 for the nine months ended September 30, 2016. The decrease in stock-based compensation reflects lower grant levels in the current period as compared to the prior comparable period. Salaries and employee benefits included in general and administrative expenses were $528,174 for the nine months ended September 30, 2017, as compared to $643,306 for the nine months ended September 30, 2016, reflecting a decrease of $115,132. The net change is primarily due to the resignation of Robert Weingarten, the Company’s former Chief Financial Officer, in February 2017, partially offset by a salary increase, effective July 2017 for Jeff Margolis who took over the Chief Financial Officer responsibilities.

Research and Development. For the nine months ended September 30, 2017, research and development expenses were $1,298,866, a decrease of $1,444,733, as compared to $2,743,599 for the nine months ended September 30, 2016, primarily as a result of the completion of the CX1739 clinical trial at Duke University resulting in a reduction in costs associated with that trial of $566,222, decreases in contractual research expenses at the University of Alberta of $67,862, a reduction in biostatistics costs of $52,540 and reductions of other contracted research expenses totaling $135,258, as well as a decrease in stock-based compensation of $522,625 and various increases and decreases in other components of research and development expenses.

Stock-based compensation costs included in research and development expenses were $606,901 for the nine months ended September 30, 2017, as compared to $1,129,526 for the nine months ended September 30, 2016. The decrease in stock-based compensation reflects the reduction of the number of options granted in the current period as compared to the comparable prior period. The prior period also reflected a higher level of amortization of costs relating to stock options granted to members of management and to outside consultants engaged in research and development activities.

Contractual research expenditures included in research and development expenses were $81,019 for the nine months ended September 30, 2017, as compared to $902,901 for the nine months ended September 30, 2016, reflecting a decrease of $821,882. The net change in contractual clinical research expenditures reflects the Company’s completion of the CX1739 clinical trial at Duke University and related costs incurred with other vendors.

Fair Value of Inducement to Effect Exchange of 10% Convertible Notes Payable for Common Stock. During April and May 2016, the Company entered into Note Exchange Agreements with certain note holders representing an aggregate of $303,500 of principal amount of the 10% convertible notes payable (out of a total of $579,500 of original principal amount of the 10% convertible notes payable). The Note Exchange Agreements provided for the note holders to exchange their notes, original warrants and New Warrants, plus cash, in exchange for shares of the Company’s common stock. In the aggregate, $344,483 (including accrued interest of $40,983) of the 10% convertible notes payable, original warrants to purchase 26,681 shares of the Company’s common stock and New Warrants to purchase 14,259 shares of the Company’s common stock, plus an aggregate of $232,846 in cash, were exchanged for 101,508 shares of the Company’s common stock, with a total market value of $631,023 (average $6.2075 per share). Accordingly, during the nine months ended September 30, 2016, the Company recorded a cost of $188,274, reflecting the fair value of the inducement to effect the exchange of a portion the 10% convertible notes payable (together with original warrants, New Warrants and cash) for shares of the Company’s common stock. There was no similar cost in the comparable nine month period in 2017.

Interest Expense. During the nine months ended September 30, 2017, interest expense was $77,674 (including $11,688 to related parties), a decrease of $484,393, as compared to $562,053 (including $148,046 to related parties) for the nine months ended September 30, 2016. Interest expense for the nine month period ended September 30, 2016 was substantially greater than the nine month period ended September 30, 2017 as the 2016 interest expense included interest expense associated with warrants issued to officers in respect to the officer notes payable as well as the write off and amortization of debt discounts and capitalized financing costs associated with the convertible note financing and subsequent extension as well as the convertible note exchanges.

Foreign Currency Transaction Gain (Loss). Foreign currency transaction loss was $30,728 for the nine months ended September 30, 2017, as compared to a foreign currency transaction loss of $38,937 for the nine months ended September 30, 2016. The foreign currency transaction loss relates to the $399,774 loan from SY Corporation made in June 2012, which is denominated in the South Korean Won.

Net Loss and Net Loss Attributable to Common Stockholders. For the nine months ended September 30, 2017, the Company incurred a net loss and net loss attributable to common stockholders of $3,671,753, as compared to a net loss of $7,804,002 and a net loss attributable to common stockholders of $7,805,167 for the nine months ended September 30, 2016.

Dividends on Series G 1.5% Convertible Preferred Stock. For the nine months ended September 30, 2016, dividends accrued on the shares of Series G 1.5% Convertible Preferred Stock issued in the March 18, 2014 and the April 17, 2014 closings were $1,165. On April 17, 2016, the remaining unconverted 259.7 shares of Series G 1.5% Convertible Preferred Stock outstanding (including accrued but unpaid dividends) were automatically and mandatorily redeemed by conversion into approximately 242,175 newly issued shares of common stock at a conversion price of $1.0725 per share. Accordingly, no dividends were paid on shares of Series G 1.5% Convertible Preferred Stock in the nine month period ending September 30, 2017.

Liquidity and Capital Resources –September 30, 2017

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $3,671,753 for the nine months ended September 30, 2017 and $9,229,760 for the fiscal year ended December 31, 2016, and negative operating cash flows of $495,817 for the nine months ended September 30, 2017 and $1,328,684 for the fiscal year ended December 31, 2016, had a stockholders’ deficiency of $6,766,304 at September 30, 2017, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s condensed consolidated financial statements for the year ended December 31, 2016, has expressed substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above).

At September 30, 2017, the Company had a working capital deficit of $6,588,406, as compared to a working capital deficit of $5,531,548 at December 31, 2016, reflecting an increase in the working capital deficit of $1,056,858 for the nine months ended September 30, 2017. The increase in the working capital deficit during the nine months ended September 30, 2017 is comprised of an increase in total current liabilities of $1,222,651, as well as a decrease in current assets of $34,207. The increase in total current liabilities consists of a net increase in accounts payable and accrued expenses of $463,150, an increase in accrued compensation and related expenses of $812,874, an increase in convertible notes payable of $28,051, an increase in the note payable to SY Corporation of $66,609, an increase in notes payable to officers of $11,608 and an increase in other short-term notes payable of $24,999, partially offset by the reclassification from current liabilities to permanent equity of $185,000.

At September 30, 2017, the Company had cash aggregating $52,223, as compared to $92,040 at December 31, 2016, reflecting a decrease in cash of $39,817 during the nine months ended September 30, 2017.

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

At September 30, 2017, the Company had $276,000 principal amount of 10% convertible notes payable outstanding (plus accrued interest of $90,667), which matured and become due and payable in full on September 15, 2016. Certain of the note holders have notified the Company that the convertible notes are in default. As of the date of such notification, the interest rate on such defaulted notes was increased to 12%. The Company is continuing efforts to extend and/or satisfy these notes payable through the issuance of the Company’s securities, although there can be no assurances that the Company will be successful in this regard.

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

Operating Activities. For the nine months ended September 30, 2017, operating activities utilized cash of $495,817, as compared to utilizing cash of $1,212,331 for the nine months ended September 30, 2016, to support the Company’s ongoing operations and research and development activities.

Financing Activities. For the nine months ended September 30, 2017, financing activities generated cash of $476,000 in proceeds from the common stock and warrant unit financing and $24,999 from short-term notes payable. For the nine months ended September 30, 2016, financing activities generated cash of $1,227,425, consisting of $309,985 in proceeds from the common stock and warrant unit financing, $762,240 from the warrant exchange transactions, $155,200 from the proceeds from officer loans, less $27,442 principal paid on other short-term notes and $1,298 of cash payments in lieu of the issuance of fractional shares of common stock resulting from the reverse stock split.

Principal Commitments

Employment Agreements

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso, Ph.D., to be its new President and Chief Executive Officer. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which will be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Manuso received an annual base salary of $375,000. Dr. Manuso is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Manuso was granted stock options to acquire 261,789 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans in the discretion of the Board of Directors. Dr. Manuso is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as additional compensation for a term life insurance policy and disability insurance policy. Dr. Manuso is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Manuso is provided at Note 6 to the condensed consolidated financial statements . Cash compensation accrued pursuant to this agreement totaled $103,650 and $310,950 for the three months and nine months ended September 30, 2016, respectively. Such amounts are included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively, and in general and administrative expenses in the Company’s condensed consolidated statements of operations for the three months and nine months ended September 30, 2017 and 2016. Dr. Manuso was also appointed to the Company’s Board of Directors and elected as Vice Chairman of the Board of Directors. Dr. Manuso will not receive any additional compensation for serving as Vice Chairman and on the Board of Director. Such amounts have not been paid to Dr. Manuso.

On August 18, 2015, concurrently with the hiring of Dr. James S. Manuso as the Company’s new President and Chief Executive Officer, Dr. Arnold S. Lippa resigned as the Company’s President and Chief Executive Officer. Dr. Lippa continues to serve as the Company’s Executive Chairman and as a member of the Board of Directors. Also on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which will be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Lippa received an annual base salary of $300,000. Dr. Lippa is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 30,769 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Dr. Lippa is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Lippa is provided at Note 6 to the Company’s condensed consolidated financial statements. Cash compensation accrued pursuant to this agreement totaled $84,900 and $254,700 for the three months and nine months ended September 30, 2017, respectively, and $93,900 and $254,700 for the three months and nine months ended September 30, 2016, respectively, which is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheets at September 30, 2017 and December 31, 2016, and in research and development expenses in the Company’s condensed consolidated statements of operations. Cash compensation accrued to Dr. Lippa for bonuses and under a prior superseded arrangement, while still serving as the Company’s President and Chief Executive Officer, totaled $94,758 and is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheets at September 30, 2017 and December 31, 2016, and in general and administrative expenses in the Company’s condensed consolidated statements of operations. Such amounts have not been paid to Dr. Lippa. Dr. Lippa does not receive any additional compensation for serving as Executive Chairman and on the Board of Directors.

On August 18, 2015, the Company also entered into employment agreements with Jeff E. Margolis, in his continuing role as Vice President, Secretary and Treasurer, and Robert N. Weingarten, in his continuing role as Vice President and Chief Financial Officer, the position from which he resigned in February 2017. Mr. Weingarten remains a consultant to the Company. Pursuant to the agreements, which are for initial terms through September 30, 2016 (and which, for Mr. Margolis, will be deemed to be automatically extended upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Mr. Margolis and Mr. Weingarten, until his resignation, each received an annual base salary of $195,000, and since Mr. Weingarten’s resignation, only Mr. Margolis is eligible to receive performance-based annual bonus awards ranging from $65,000 to $125,000, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Mr. Margolis and Mr. Weingarten were each granted stock options to acquire 30,769 shares of common stock of the Company and both are eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Weingarten remains eligible for additional awards as he remains a consultant to the Company. Mr. Margolis and Mr. Weingarten (until his resignation), are/were also each entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Both Mr. Margolis and Mr. Weingarten are also each entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Mr. Margolis and Mr. Weingarten is provided at Note 6 of the Company’s condensed consolidated financial statements. Cash compensation accrued pursuant to these agreements were $80,400 and $188,700 for Mr. Margolis for the three months and nine months ended September, 2017 and were $54,150 and $162,450 for the three months and nine months ended September 30, 2016, respectively, and were $0 and $28,524 for Mr. Weingarten for the three months and nine months ended September 30, 2017, respectively, and $54,150 and $162,450 for the three months and nine months ended September 30, 2016, respectively, which is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheets at September 30, 2017 and December 31, 2016, and in general and administrative expenses in the Company’s condensed consolidated statements of operations. Cash compensation accrued to Mr. Margolis and Mr. Weingarten for bonuses and under prior superseded arrangements totaled $151,612 ($75,806 each) and is also included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheets at September 30, 2017 and December 31, 2016, and in general and administrative expenses in the Company’s condensed consolidated statements of operations. Such amounts have not been paid to Mr. Margolis or Mr. Weingarten. Mr. Margolis also continues to serve as a Director of the Company, but does not receive any additional compensation for serving on the Board of Directors.

By Unanimous Written Consent on June 30, 2017, the Board of Directors of the Company resolved to amend the Employment Agreement with Jeff Margolis effective July 1, 2017. The amendment provides that Jeff Margolis will have the additional title of Chief Financial Officer and be promoted from Vice President to Senior Vice President. The amendment also provides for an increase in the accrual rate of his cash compensation from $195,000 to $300,000 annually. The amendment also schedules a cash payment of a bonus granted on June 30, 2015 as follows: (a) $15,000 payable upon the closing of the next financing in excess of $100,000, (b) $15,000 payable by the end of the following month assuming cumulative closings on financings (commencing with the closing that triggered (a)) of at least $200,000, and (c) $30,000 upon the closing of the next financing in excess of an additional $250,000. Mr. Margolis has waived the Company’s obligation to make any payments of the cash bonus until the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis. The amendment provides for an option grant of 25,000 non-qualified stock options to be granted on or about July 1, 2017. By Unanimous Written Consent on July 26, 2017, the Board of Directors resolved to make such grant with 25% of such options vesting immediately, 25% vesting on September 30, 2017 and 50% vesting on December 31, 2017 at an exercise price of the greater of $2.00 or the closing price of the Company’s common stock on the date of the grant (July 26, 2017), which resulted in an exercise price of $2.00. The amendment further provides that Mr. Margolis would participate in future executive bonus, option, equity and equity-linked grants or other fringe benefits (including, for example, auto, life insurance, health insurance, and expense allowance) in accordance with the terms of the employment contract, amended to reflect that such grants shall be at least equal to the lowest grant to any member or the executive management team (meaning any person with a title of Senior Vice President, Chief Financial Officer, or higher) regardless of whether such executive officer is also a member of the Board of Directors. An exception to this clause would be any signing bonus, equity, option or similar grant necessary to induce the hiring of a Chief Financial Officer, Chief Medical Officer, or other executive officer. The employment agreement was automatically extended to September 30, 2017 after which it would be subject to one year extensions in a manner the same as that prior to the amendment.

The employment agreements between the Company and each of Dr. Manuso, Dr. Lippa, Mr. Margolis and Mr. Weingarten, respectively, provided that the payment obligations associated with the first year base salary were to accrue, but no payments were to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, was received by the Company, at which time scheduled payments were to commence. This financing milestone has been achieved, however, Dr. Manuso, Dr. Lippa, Mr. Margolis and Mr. Weingarten (who are, or in Mr. Weingarten’s case was, at such time, each also directors of the Company) have each agreed, to continue to defer the payment of such amounts indefinitely, until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The 2016 minimum annual royalty of $100,000 was paid as scheduled in December 2016. In the year after the first application for market approval is submitted to the FDA and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000. During the nine months ended September 30, 2017 and 2016, the Company recorded a charge to operations of $75,000 with respect to its minimum annual royalty obligation, which is included in research and development expenses in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016.

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

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (approximately US$112,000), consisting of approximately CAD$85,000 (approximately US$65,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (approximately US$15,000). As of December 31, 2016, all payments required pursuant to this Research Contract had been made as required. The conversion to US dollars above utilized an exchange rate of US$0.77 for every CAD$1.00. As of September 30, 2017, Company has recorded accounts payable to the University of Alberta of US$16,207. The conversion to US dollars above utilized an exchange rate of US$0.77 for every CAD$1.00 which was the exchange rate at the time. The exchange rate as of September 30, 2017 was US$0.80 for every CAD$1.00.

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

Duke University Clinical Trial Agreement

On January 27, 2015, the Company entered into a Clinical Study and Research Agreement (the “Agreement”) with Duke University to develop and conduct a protocol for a program of clinical study and research at a total cost of $50,579, which was completed in March 2015 and charged to research and development expenses during the three months ended March 31, 2015. On October 30, 2015, the Agreement was amended to provide for a Phase 2A clinical trial of CX1739 at a cost of $558,268. During March 2016, a Phase 2A clinical trial at Duke University School of Medicine was initiated, with the dosing portion of the clinical trial completed in June 2016 and the clinical trial formally completed on July 11, 2016. On July 28, 2016, the Agreement was further amended to reflect additional post-clinical trial costs of $120,059, increasing the total amount payable under the Agreement to $678,327. During the three months ended September 30, 2017 and 2016, the Company charged $0 and $193,119, respectively, and during the nine months ended September 30, 2017 and 2016, the Company charged $36,420 and $602,642, respectively, to research and development expenses with respect to work conducted pursuant to the amended Agreement.

Sharp Clinical Services, Inc. Agreement

The Company has various agreements with Sharp Clinical Services, Inc. to provide packaging, labeling, distribution and analytical services.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2017, aggregating $1,518,800. Amounts included in the 2017 column represent amounts contractually due at October 1, 2017 through the remainder of the 2017 fiscal year ending December 31, 2017.

		Payments Due By Year
	Total	2017	2018	2019	2020	2021
Research and development contracts	$—	$—	$—	$—	$—	$—
Clinical trial agreements	—	—	—	—	—	—
License agreements	425,000	25,000	100,000	100,000	100,000	100,000
Employment and consulting agreements (1)	1,093,800	273,450	820,350	—	—	—
Total	$1,518,800	$298,450	$920,350	$100,000	$100,000	$100,000

(1)	The payment of such amounts has been deferred indefinitely, as described above at “Employment Agreements”.

Off-Balance Sheet Arrangements

At September 30, 2017, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 10, 2017 and March 28, 2017, the Company sold units (1st 2017 Unit Offering) to investors for aggregate gross proceeds of $350,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock. Units were sold for $2.50 per unit and the warrants issued in connection with the units are exercisable at a fixed price $2.75 per share of the Company’s common stock. The warrants contain a cashless exercise provision and certain blocker provisions preventing exercise during periods of time when the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock if such exercise were to occur. The warrants are also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 200% or more of the unit purchase price for any five (5) consecutive trading days. Investors received an unlimited number of piggy-back registration rights. Investors received an unlimited number of exchange rights, which are options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights are effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing will be 1.2 times the amount of the original investment. Under certain circumstances, the ratio may be 1.4 instead of 1.2. The exchange right does not permit the investors to exchange into a debt offering. The closing market prices of the Company’s common stock on March 10, 2017 and March 28, 2017 were $4.05 and $3.80 respectively. As of September 25, 2017, one such investor exercised its exchange right and received incremental additional shares, cancelled the original common stock purchase warrant and received a new common stock purchase warrant. A second investor exercised his exchange right on October 2, 2017 and received incremental additional shares, cancelled the original common stock purchase warrant and received a new common stock purchase warrant. It is highly probable that the third investor will exercise its exchange right as well.

Investors were non-affiliated purchasers. The offer and sale of the shares of common stock and the warrants in the private placement were made in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder.

On August 29, 2017, September 27, 2017, September 28, 2017, sold units to investors for aggregate gross proceeds of $126,000 and on October 5, 2017 and October 25, 2017, the Company sold units to investors for aggregate gross proceeds of $31,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock (“2nd 2017 Unit Offering”). Units were sold for $1.00 per unit and the warrants issued in connection with the units are exercisable at a fixed price $1.10 per share of the Company’s common stock. The warrants contain a cashless exercise provision and certain blocker provisions preventing exercise during periods of time when the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock if such exercise were to occur. The warrants are also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 250% or more of the unit purchase price for any five (5) consecutive trading days. Investors were non-affiliated purchasers. Investors received an unlimited number of piggy-back registration rights. Investors received an unlimited number of exchange rights, which are options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights are effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing will be 1.2 times the amount of the original investment. Under certain circumstances, the ratio may be 1.4 instead of 1.2. The exchange right does not permit the investors to exchange into a debt offering or into redeemable preferred stock, therefore, unlike the 2nd 2016 Unit Offering, the 2nd 2017 Unit Offering resulted in the issuance of permanent equity. The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification Topic (ASC) 815, and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and the warrants and exchange right should be accounted for with the host instrument. The closing market prices of the Company’s common stock on August 29, 2017, September 27, 2017, September 28, 2017, October 5, 2017 and October 25, 2017 were $1.00, $1.40, $1.40, $1.50 and $0.80 respectively. There was no placement agent and therefore no fees associated with the 2nd 2017 Unit Offering. For additional information see Note 6 of the Company’s condensed consolidated financial statements.

Investors were non-affiliated purchasers. The offer and sale of the shares of common stock and the warrants in the private placement were made in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder.

The terms of the 2nd 2017 Unit Offering as compared to the terms of the 1st 2017 Unit Offering, has resulted in an exchange of units from the 1st 2017 Unit Offering for new equity securities of the Company into the 2nd 2017 Unit Offering by the Company by one investor prior to September 30, 2017, by an additional investor after September 30, 2017 and there is a very high probability of an exchange of the remaining units into 2nd 2017 Unit Offering. Because the 1st 2017 Unit Offering and the 2nd 2017 Unit Offering were both originally accounted for as equity, a reclassification similar to the 2nd 2016 Unit Offering was not required.

On January 17, 2017, the Board of Directors of the Company awarded stock options for a total of 395,000 shares of common stock in various quantities to seventeen individuals and entities who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan. The stock options vested 25% upon grant, 25% on March 31, 2017, and an additional 50% on June 30, 2017, and will expire on January 17, 2022. The exercise price of the stock options was established on the grant date at $3.90 per share, which was the closing market price of the Company’s common stock on such date. The aggregate fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was $1,464,305. During the nine months ended September 30, 2017, the Company recorded a charge to operations of $1,216,378 with respect to these stock options.

On June 30, 2017, the Board of Directors of the Company awarded stock options for a total of 285,000 shares of common stock in various quantities to nine individuals who are members of management, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan. The stock options vested immediately upon grant. The exercise price of the stock options was established on the grant date at $2.00 per share, which was the closing market price of the Company’s common stock on the date of the grant. The aggregate fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was $505,875 During the nine months ended September 30, 2017, the Company recorded a charge to operations of $505,875 with respect to these stock options.

On July 26, 2017 and July 28, 2017, the Board of Directors of the Company awarded stock options for a total of 59,000 shares. 25,000 five year options, exercisable at $2.00 per share were granted on July 26, 2017 to Jeff Margolis, of which 12,500 had vested on or before September 30, 2017 and the remaining 12,500 options vest on December 31, 2017. The closing price of the Company’s common stock on July 26, 2017, the date of the grant, was $1.30. The 12,500 vested options were valued as of the grant date and recorded and general and administrative expense for the three and nine months ended September 30, 2017. In addition, 34,000 five year options, exercisable at $1.35 per share were granted on July 28, 2017 to two consultants. 19,000 of those options vested on or before September 30, 2017. The remaining 15,000 options vest at the rate of 5,000 per month for each of October, November and December 2017. The closing price of the Company’s common stock on July 28, 2017, the date of the grant, was $1.35. The consultant vested options were valued at September 30, 2017 and recorded as expense (one as general and administrative expense and one as research and development expense) for the three and nine months ended September 30, 2017.

Additional information with respect to the transactions described above is provided in the Notes to the Condensed Consolidated Financial Statements for the nine months ended September 30, 2017 and 2016.

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

Note payable to SY Corporation consists of the following at June 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	255,243	219,362
Foreign currency transaction adjustment	5,599	(25,129)
	$660,616	$594,007

Interest expense with respect to this promissory note was $12,092 and $12,092 for the three months ended September 30, 2017 and 2016, respectively, and $35,881 and $36,013 for the nine months ended September 30, 2017 and 2016, respectively.

Default on Convertible Notes Payable

On September 15, 2016, the remaining outstanding Notes previously issued by the Company on November 5, 2014, December 9, 2014, December 31, 2014, and February 2, 2015, matured and the principal and accrued interest under those remaining Notes became due and payable upon demand. At the September 15, 2016 maturity date, Notes totaling $329,261, which included accrued interest of $53,261, became due and payable upon demand. During October 2016, holders of four Notes totaling $73,004, which included accrued interest of $12,004 at September 30, 2016, issued formal notices of default, and as a result, those four Notes were deemed to be in default under the terms of the Notes and began to accrue interest at the default rate of 12% per annum from the default date in accordance with the terms of the Notes. At September 30, 2017, the amount owed on the Notes in default was $82,305, including principal of $61,000 and interest of $21,305.

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

RESPIRERX PHARMACEUTICALS INC.
(Registrant)

Date: November 20, 2017	By:	/s/ JAMES S. MANUSO
James S. Manuso
President and Chief Executive Officer

Date: November 20, 2017	By:	/s/ JEFF E. MARGOLIS
Jeff E. Margolis
Senior Vice President, Treasurer, Secretary and Chief Financial Officer

INDEX TO EXHIBITS

The following documents are filed or furnished as part of this report:

Exhibit Number	Description of Document

10.1*	Amendment No. One of the Employment Agreement of Jeff E. Margolis, effective July 1, 2017.

10.2	Form of Purchase Agreement (including Form of Warrant) incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K filed August 30, 2017

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed.”

