Form 10-K
period 2017-12-31
RespireRx Pharmaceuticals Inc.
filed 2018-04-17
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]	Emerging growth company [ ]
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES [  ] NO [X]

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2017 was approximately $3,567,000 (based on the closing sale price of the common stock as reported by the OTC QB) on June 30, 2017.

As of March 31, 2018, there were 3,123,332 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

In this Annual Report on Form 10-K, the terms “RespireRx,” the “Company,” “we,” “us” and “our” refer to RespireRx Pharmaceuticals Inc. (f/k/a Cortex Pharmaceuticals, Inc.), a Delaware corporation, and, unless the context indicates otherwise, its consolidated subsidiaries.

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of RespireRx Pharmaceuticals Inc. (“RespireRx” or the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Company intends that such forward-looking statements be subject to the safe harbor created thereby. These forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These might include statements regarding the Company’s future plans, targets, estimates, assumptions, financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about research and development efforts, including, but not limited to, preclinical and clinical research design, execution, timing, costs and results, future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements.

In some cases, forward-looking statements may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “contemplates,” “targets,” “continues,” “budgets,” “may” and similar expressions include, but are not limited to, statements regarding (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of the Company’s proposed products, and (iv) the need for, and availability of, additional financing.

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

There is a substantial unmet need for new drug treatments for breathing disorders. According to a study commissioned by the American Academy of Sleep Medicine, published in August 2016 (“AASM Commissioned Study”), there are approximately 29.4 million adults with obstructive sleep apnea, of whom 5.9 million are diagnosed. Sleep apnea places a considerable burden on society and the health care system because of its association with co-morbidities and adverse events ranging from vehicular (for example: cars, trucks, trains, buses) and industrial accidents, and loss of productivity to increased risk of cardiopulmonary illness and related death. According to the AASM Commissioned Study, the estimated overall cost of obstructive sleep apnea in the United States in 2015 was $162 billion, of which $12.4 billion relates to diagnosis and treatment and the balance relates to all other categories. No drugs currently are approved for the treatment of sleep apnea.

Even in patients without sleep apneas, the use of drugs such as propofol, used as an anesthetic during surgery, and opioid analgesics such as morphine and oxycodone, used during anesthesia and for the treatment of post-surgical and chronic pain, are well known for producing respiratory depression which is a form of apnea. In fact, while respiratory depression is the leading cause of death from the overdose of most classes of abused drugs, it also arises during normal, physician-supervised procedures such as surgical anesthesia, post-operative analgesia and as a result of normal outpatient management of pain.

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

Accordingly, there is a considerable need for pharmaco-therapeutic agents to (i) treat sleep apnea, (ii) prevent and reverse the respiratory depression produced by different classes of drugs, and (iii) relieve the respiratory depression produced in a number of neurological indications, such as spinal injury and Pompe Disease. The Company currently has two drug platforms, each with a clinical stage compound directed at these needs.

Sleep Apnea

Sleep apnea is a serious disorder in which breathing repeatedly stops long enough to disrupt sleep, and temporarily decreases the amount of oxygen and increases the amount of carbon dioxide in the blood. Apnea is defined by more than five periods per hour of ten seconds or longer without breathing. The repetitive cessation of breathing during sleep has substantial impact on the affected individuals. The disorder is associated with major co-morbidities including excessive daytime sleepiness and increased risk of cardiovascular disease (such as hypertension, stroke and heart failure), diabetes and weight gain. Sleep apnea is often made worse by central nervous system depressants such as opioids, benzodiazepines, barbiturates and alcohol. It is therefore important for these patients to seek treatment.

The most common type of sleep apnea is obstructive sleep apnea (“OSA”), which occurs by narrowing or collapse of the pharyngeal airway during sleep. There is currently no approved pharmacotherapy, and the most common treatment is to use continuous positive airway pressure (“CPAP”) delivered via a nasal or full-face mask, as long as patients are able to tolerate the treatment. We believe that patient compliance with CPAP devices is extremely low. Alternative treatments include surgical intervention, dental appliances, hypoglossal nerve stimulation (via surgical implant) and other physical interventions. Given the large patient population and the limited treatment options, there is a very large opportunity for pharmacotherapy to treat this disorder.

Central sleep apnea (“CSA”), a less frequently diagnosed type of sleep apnea, is caused by alterations in the brain mechanisms responsible for maintaining normal respiratory drive. CSA is most frequently observed in patients taking chronic opioids and in heart failure patients and is a major correlate for mortality in these patients. There are no therapeutic options for patients with CSA; CPAP is contra-indicated for the treatment of CSA and no drugs are currently approved for this indication.

In addition, many patients present with a pattern of sleep apnea that has both obstructive and central components.

Cannabinoids

RespireRx is developing dronabinol, a synthetic derivative of a naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC or Δ9-tetrahydrocannabinol, for the treatment of OSA which is discussed above. OSA has been linked to increased risk for hypertension, heart failure, depression, and diabetes. There are no approved drug treatments for OSA.

RespireRx holds the exclusive world-wide license to a family of patents for the use of cannabinoids, a family of compounds found naturally in the cannabis plant, including the synthetic cannabinoid dronabinol, in the treatment of sleep disordered breathing from the University of Illinois at Chicago (“UIC”). In addition, RespireRx has several extensions and pending applications that, if issued, will extend patent protection for over a decade. With approximately $5 million in funding from the National Heart, Lung and Blood Institute of the National Institutes of Health, UIC completed a Phase 2B multi-center, double-blind, placebo-controlled clinical trial of dronabinol in patients with OSA. Entitled Pharmacotherapy of Apnea with Cannabimimetic Enhancement (“PACE”), this study replicated an earlier Phase 2A RespireRx sponsored clinical trial and demonstrated statistically significant improvements in respiration, daytime sleepiness, and patient satisfaction after administration of dronabinol and is discussed in more detail below.

RespireRx believes that the most direct route to commercialization is to proceed directly to a Phase 3 pivotal trial using the currently available dronabinol formulation (2.5, 5 and 10 mg gel caps) and to then commercialize a RespireRx branded dronabinol capsule (“RBDC”).

The Company also believes that there are numerous opportunities for reformulation of dronabinol to produce a second generation proprietary, branded product for the treatment of OSA with an improved profile. Therefore, simultaneously with its development of the RBDC, RespireRx plans to develop a proprietary dronabinol formulation to optimize the dose and duration of action for treating OSA.

RespireRx initiated its dronabinol program when it acquired 100% of the issued and outstanding equity securities of Pier Pharmaceuticals, Inc. (“Pier”) effective August 10, 2012 pursuant to an Agreement and Plan of Merger. Pier was formed in June 2007 (under the name SteadySleep Rx Co.) as a clinical stage pharmaceutical company to develop a pharmacologic treatment for OSA and had been engaged in research and clinical development activities.

Prior to the merger, Pier conducted a 21 day, randomized, double-blind, placebo-controlled, dose escalation Phase 2 clinical study in 22 patients with OSA, in which dronabinol produced a statistically significant reduction in the Apnea-Hypopnea Index, the primary therapeutic end-point, and was observed to be safe and well tolerated.

Through the merger, RespireRx gained access to a 2007 Exclusive License Agreement (as amended, the “Old License”) that Pier had entered into with the University of Illinois on October 10, 2007. The Old License covered certain patents and patent applications in the United States and other countries claiming the use of cannabinoids, including dronabinol, for the treatment of sleep-related breathing disorders (including sleep apnea).

Dronabinol is a Schedule III, controlled generic drug with a relatively low abuse potential that is approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of AIDS-related anorexia and chemotherapy-induced emesis. The use of dronabinol for the treatment of OSA is a novel indication for an already approved drug and, as such, the Company believes that it would only require approval by the FDA of a 505(b)(2) new drug application, an efficient regulatory pathway.

The Old License was terminated effective March 21, 2013, due to the Company’s failure to make a required payment. Subsequently, current management opened negotiations with the University of Illinois, and as a result, the Company entered into a new license agreement (the “2014 License Agreement”) with the University of Illinois on June 27, 2014, the material terms of which were similar to the Old License.

Similar to the Old License, the 2014 License Agreement grants the Company, among other provisions, exclusive rights: (i) to practice certain patents and patent applications, as defined in the 2014 License Agreement, that are held by the University of Illinois; (ii) to identify, develop, make, have made, import, export, lease, sell, have sold or offer for sale any related licensed products; and (iii) to grant sub-licenses of the rights granted in the 2014 License Agreement, subject to the provisions of the 2014 License Agreement. The Company is required under the 2014 License Agreement, among other terms and conditions, to pay the University of Illinois a license fee, royalties, patent costs and certain milestone payments.

On November 30, 2017, the Company announced the publication by the principal investigators, Dr. Phyllis Zee of Northwestern University and Dr. David Carley of the University of Illinois at Chicago, in the peer-reviewed journal SLEEP, the official publication of the Sleep Research Society, of the positive results of the potentially pivotal, PACE (Pharmacotherapy of Apnea by Cannabimimetic Enhancement) Phase 2B OSA clinical trial, that was fully funded by the National Institutes of Health. The results from PACE were published in the journal Sleep Vol. 41. No. 1, 2018. The results of the PACE clinical trial were previously presented by Dr. Carley at the SLEEP 2017 annual meeting in June 2017. In the PACE trial, dronabinol significantly improved the primary outcome measures of Apnea Hypopnea Index (“AHI”), daytime sleepiness as measured by the Epworth Sleepiness Scale (“ESS”), and overall patient satisfaction as measured by the Treatment Satisfaction Questionnaire for Medications (“TSQM”).

The recently completed PACE trial was a fully-blinded, two-center, Phase II, randomized placebo-controlled trial of dronabinol in 56 adult patients with moderate to severe OSA. By random assignment, 56 adult subjects with BMI<45, Epworth Sleepiness Scale (ESS)>7 and PSG-documented AHI between 15 and 50 received either placebo (N=17), 2.5mg (N=19) or 10.0mg (N=20) of dronabinol daily, one hour before bedtime for 6 weeks. Repeat in- laboratory PSG followed by maintenance of wakefulness (MWT) testing was completed every 2-weeks during the treatment period. At each visit, the ESS and Treatment Satisfaction Questionnaire for Medications also were completed.

Overall, baseline AHI was 26.0±11.6 (SD) and this was equivalent among all treatment groups. In comparison to placebo, statistically significant end of treatment declines in AHI were observed for both the 2.5 and 10 mg doses (-9.7±4.1, p=0.02 and -13.2±4.0, p=0.001, respectively). Statistically significant declines in ESS were observed for subjects receiving 10 mg dronabinol (-4.0±0.8 units, p=0.001) but not those receiving 2.5 mg or placebo. Subjects receiving 10 mg dronabinol also expressed the greatest overall satisfaction with treatment (p=0.02).

The PACE trial enrolled 73 subjects of which 56 were evaluable with moderate to severe OSA who met all inclusion and exclusion criteria for the study. At baseline, overall apnea/hypopnea index (AHI) was 25.9±11.3, Epworth Sleepiness Scale score (ESS) was 11.45±3.8, maintenance of wakefulness test (MWT) mean latency was 19.2±11.8 min, body mass index (BMI) was 33.4±5.4 kg/m2 and age was 53.6±9.0 years. Subjects were randomized to receive placebo, 2.5 mg or 10 mg dronabinol. Randomized subjects completed daily self-administration of study drug for 6 weeks, and returned to the laboratory every 2 weeks for overnight polysomnography (PSG), physical examination, and completion of clinical study procedures.

Subjects receiving 10mg/day of dronabinol expressed the highest overall satisfaction with treatment (p=0.04). In comparison to placebo, dronabinol dose-dependently reduced AHI by 10.7±4.4 (p=0.02) and 12.9±4.3 (p=0.003) events/hour at doses of 2.5 and 10 mg/day, respectively. Dronabinol at 10 mg/day reduced ESS score by -3.8±0.8 points from baseline (p<0.0001) and by -2.3±1.2 points in comparison to placebo (p=0.05). Body weights, MWT sleep latencies, gross sleep architecture and overnight oxygenation parameters were unchanged from baseline in any treatment group. The number and severity of adverse events, and treatment adherence (0.3±0.6 missed doses/week) were equivalent among all treatment groups.

Drug-induced Respiratory Depression or Drug-induced apnea

Drug-induced respiratory depression (“RD”) or drug-induced apnea is a life-threatening condition caused by a variety of depressant drugs, including analgesic, hypnotic, and anesthesia medications. We believe that RD is a leading cause of death from the overdose of some classes of abused drugs, yet it also arises during normal, physician-supervised procedures such as surgical anesthesia and post-operative pain management. For example, in the hospital setting, anesthetics such as propofol are well known for their propensity to produce RD, particularly when combined with opioids. According to data from the National Center for Health Statistics, 48 million surgical inpatient procedures were performed in the United States in 2009. It is notable that, according to the HealthGrades Inc. Patient Safety in American Hospitals Study released in 2011, post-operative respiratory failure produces the third highest number of patient safety events, the fourth highest mortality rate, and the second largest overall excess cost to the Medicare system, when compared to other patient safety indicators. The Company believes that, in these patients, the major risk factor for the appearance of RD is a history of sleep apnea.

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

Outside the hospital, the primary risk factor for RD is the use of a single opioid in large doses or concomitant use of opioids and sedative agents. Whether due to normal outpatient pain management, or as a result of substance abuse, RD has been reported to be the leading cause of death from drug overdose, with the drug overdose death rate tripling since 1991. In patients chronically consuming opioids, CSA is a major correlate for overdose and most likely represents an early and sensitive form of opioid induced RD. In August 2017, the Centers for Disease Control and Prevention (“CDC”) reported that approximately 42,000 people died in 2016 from opioid overdoses, including prescription opioids and illegally made fentanyl and heroin. The CDC reported that the common prescription drugs involved in overdoses were methadone, oxycodone (such as OxyContin®) and hydrocodone (such as Vicodin®). In 2016, the CDC reported that 40% of all US opioid deaths involved a prescription opioid. There were 13,000 heroin deaths in 2015. There are two types of fentanyl, pharmaceutical fentanyl used to manage acute and chronic pain and non-pharmaceutical fentanyl that is illicitly manufactured and is often mixed with heroin or cocaine. The CDC also reported that most of the increases in fentanyl deaths involved the illicit fentanyl and not the pharmaceutical fentanyl.

Drug Abuse

On January 19, 2016, the Company announced that that it had reached an agreement with the Medications Development Program of the National Institute of Drug Abuse (“NIDA”) to conduct research on the Company’s ampakine compounds CX717 and CX1739. The agreement was entered into as of October 19, 2015, and on January 14, 2016, the Company and NIDA approved the proposed protocols, allowing research activities to commence. NIDA is evaluating the compounds using pharmacologic, pharmacokinetic and toxicologic protocols to determine the potential effectiveness of the ampakines for the treatment of drug abuse and addiction. The Company retains all intellectual property as well as proprietary and commercialization rights to the Company’s compounds. Initial studies focus on cocaine and methamphetamine addiction and abuse and are contracted to outside testing facilities and/or government laboratories, with all costs paid by NIDA. In experiments conducted by NIDA, CX717 antagonized the stimulatory effects of methamphetamine. NIDA is in the process of testing CX717 on the interoceptive effects (determinants of addiction liability) of both cocaine and methamphetamine in models of drug discrimination in rats.

Ampakines

RespireRx is developing a class of proprietary compounds known as ampakines, a term used to designate their actions as positive allosteric modulators of the alpha-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid (“AMPA”) glutamate receptor. Ampakines are small molecule compounds that enhance the excitatory actions of the neurotransmitter, glutamate at the AMPA receptor complex, which mediates most excitatory transmission in the central nervous system (“CNS”). These drugs do not have agonistic or antagonistic properties but instead modulate the receptor rate constants for transmitter binding, channel opening, and desensitization

Through an extensive translational research effort from the cellular level through Phase 2 clinical trials, the Company has developed a family of ampakines, including CX717, CX1739 and CX1942 that have clinical application in the treatment of CNS-driven respiratory disorders, neurobehavioral disorders, spinal cord injury, neurological diseases, and orphan indications. In particular, we are addressing CNS-driven respiratory disorders that affect millions of people, but for which there are few treatment options and no drug therapies, including opioid induced respiratory disorders, such as apnea (transient cessation of breathing) and hypopnea (transient reduction in breathing). When these symptoms become severe, as in opioid overdose, they are the primary cause of opioid lethality. In addition, we are developing our ampakines for the treatment of disordered breathing and motor impairment resulting from spinal cord injury.

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

The Company owns patents and patent applications for certain families of chemical compounds that claim the chemical structures, their actions as ampakines and their use in the treatment of various disorders. Patents claiming a family of chemical structures, including CX1739 and CX1942, as well as their use in the treatment of various disorders, extend through at least 2028. Additional patents claiming a family of chemical structures, including CX717, as well as their use in the treatment of various disorders, expired in 2017 in the U.S. and will expire in 2018 internationally. The Company is developing potential market exclusivity strategies for CX717 which may include new patent applications and identifying market opportunities and strategies that may provide exclusivity without patents.

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

The Company has obtained preclinical results indicating that several of its low impact ampakines, including CX717, CX1739 and CX1942, were able to antagonize the respiratory depression caused by opioids, barbiturates and anesthetics without offsetting the analgesic effects of the opioid or the sedative effects of the anesthetics. Dr. John Greer, faculty member of the Department of Physiology, Perinatal Research Centre, and Women & Children’s Health Research Institute at the University of Alberta, has shown that these ampakine effects are due to a direct action on neurons in pre-Botzinger’s complex, a brain stem region responsible for regulating respiratory drive.

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

Despite the loss in 2017 and impending loss in 2018, of U.S. patents and international patents claiming composition-of-matter and certain non-respiratory uses for CX717, the Company believes that CX717 stills retains considerable value as a potential, commercial product, for the following reasons. The Company owns or controls patents claiming the use of CX717 for the treatment of various respiratory disorders that are in effect in the United States and elsewhere at least through 2028, and additional method of treatment patents are planned and are being prepared. Long term preclinical safety studies have been completed and are sufficient to support chronic dosing of CX717 in humans for six months. In nine Phase 1 and Phase 2 clinical studies, CX717 was safe and well tolerated. CX717 has demonstrated the ability to antagonize the respiratory effects of fentanyl, a potent opioid, in two clinical trials, demonstrating target site engagement as well as proof of principle. Promising results also have been observed in clinical trials of attention deficit hyperactivity disorder and cognition. Finally, while CX717 was put on temporary clinical hold by the FDA due to potential neurotoxicity, this hold was completely removed and the Company was allowed to re-initiate clinical trials. This lifting of the clinical hold resulted from the Company obtaining what it believes to be conclusive data showing that the presumed neurotoxicity observed after administration of very high doses of CX717 results from a post-mortem artifact. On December 18, 2017, the Company announced that a paper detailing the neurobiologic safety of CX717 had been accepted for publication by Toxicological Sciences, the Journal of the American Society of Toxicology. The paper, co-authored by RespireRx scientists in conjunction with expert pathologists from around the country who contributed to an extensive neuropathology research program, presents clear scientific evidence that vacuoles that were discovered upon histological evaluation of brain tissue samples from animals treated with high doses of CX717, and which halted the company’s promising CX717 clinical development effort, were actually an artifact of tissue processing rather than a toxic drug effect.

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

The commencement of this clinical trial was subject to the resolution of two deficiencies raised by the FDA in its clinical hold letter issued in November 2015, which were satisfactorily resolved in early 2016. As a result, the FDA removed the clinical hold on the Company’s IND for CX1739 on February 25, 2016, thus allowing for the initiation of the clinical trial. In March 2016, upon Institutional Review Board approval, the trial was initiated at the Duke Clinical Research Unit, Duke University Medical Center, Durham NC. The dosing and data acquisition phase of the clinical trial was completed in June 2016 and the clinical trial was formally completed on July 11, 2016.

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

In addition to CX1739, the Company is developing CX1942, a soluble ampakine, as an injectable formulation in a hospital or surgical setting to be used in conjunction with opioids and anesthetics either during or after surgery. Animal studies conducted in collaboration with investigators at the University of Florida and funded by a Small Business Innovation Research contract from the National Institute of Drug Abuse have indicated that CX1942 injected intravenously, intramuscularly or subcutaneously can reverse the respiratory depression produced by fentanyl. Such data will be used to develop an injectable formulation with the flexibility to be administered via different routes.

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

Development Goals

To achieve our short-and long-term development goals, as well as to provide for our day-to-day operations, we will need additional capital, the availability of which is subject to uncertainly. Should sufficient financing be available, the Company’s short-term development goals consist of the following:

1.	The Company intends to have a pre-IND meeting with the FDA in order to identify a Phase 3 plan, a clear pathway for the commercial development of dronabinol for the treatment of OSA, which also may include a request for some form of an accelerated review.

2.	After establishing a clear development strategy, the Company intends to execute a Phase 3 clinical study of dronabinol for the treatment of OSA.

3.	The Company intends to initiate a multi-center clinical trial investigating the ability of CX717 or CX1739 to improve breathing in patients with spinal cord injury. Assuming FDA allowance and appropriate approvals by institutional review boards, we intend to have this study conducted at the University of Miami, the University of Florida, the Detroit Medical Center and the Detroit Veterans Administration Hospital.

4.	Upon issuance of the final clinical report of the CX1739 Phase 2A trial, the Company intends to seek FDA allowance to conduct a Phase 2 clinical trial investigating the safety and efficacy of CX1739 in chronic opioid patients who have central apnea.

The Company believes that these goals can be achieved in a timely and cost-effective manner. To meaningfully advance any of the above goals, however, the Company must secure sufficient additional financing or enter into one or more arrangements with strategic partner(s). Although the Company is engaged in a number of discussions with potential strategic partners and is periodically involved in financing activities, the Company has not entered into a strategic partnership and does not have sufficient financing resources to pursue these goals, and can provide no assurance that available or future sources of financing or a strategic partner will be secured to enable the Company to pursue or achieve these goals.

See “Risk Factors—Risks related to our business—We will need additional capital in the near term and the future and, if such capital is not available on terms acceptable to us or available to us at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.”

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

There also are variations of these procedures. For example, companies seeking approval for new indications for an already approved drug may choose to pursue an abbreviated approval process such as the filing for an NDA under Section 505(b)(2). Another example would be a Supplementary NDA (“SNDA”). A third example would be an Abbreviated NDA (“ANDA”) claiming bio-equivalence to an already approved drug and claiming the same indications such as in the case of generic drugs. Other opportunities allow for accelerated review and approval based upon several factors, including potential fast-track status for serious medical conditions and unmet medical needs, potential breakthrough therapy designation of the drug for serious conditions where preliminary evidence shows that the drug may show substantial improvement over available therapy or orphan designation (generally, an orphan indication in the United States is one with a patient population of less than 200,000).

As of yet, we have not obtained any approvals to market our products. Further, we cannot assure you that the FDA or other regulatory agency will grant us approval for any of our products on a timely basis, if at all. Even if regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems may result in restrictions on marketing or withdrawal of the product from the market. See “Risk Factors—Risks related to our business—We are at an early stage of development and we may not be able to successfully develop and commercialize our products and technologies.”

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

Employees

As of December 31, 2017 and as of the date of filing of this Annual Report on Form 10-K, the Company employed four people (all officers), three of whom were full time. The Company also engages certain contractors who provide substantial services to the Company. In February 2017, one employee (officer), the Company’s Chief Financial Officer resigned, and his responsibilities were subsequently assigned to one of the remaining officers.

Technology Rights

University of Illinois License Agreement

Through the merger with Pier, the Company gained access to the Old License that Pier had entered into with the University of Illinois on October 10, 2007. The Old License covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of sleep related breathing disorders (including sleep apnea), of which dronabinol is a specific example of one type of cannabinoid. The Old License was terminated effective March 21, 2013 due to the Company’s failure to make a required payment.

On June 27, 2014, the Company entered into the 2014 License Agreement with the Board of Trustees of the University of Illinois that was similar, but not identical, to the Old License. In exchange for certain milestone and royalty payments, patent costs and license fees, the 2014 License Agreement grants the Company (i) exclusive rights to several issued and pending patents, and (ii) the non-exclusive right to certain technical information that is generated by the University of Illinois in connection with certain clinical trials as specified in the 2014 License Agreement, all of which relate to the use of cannabinoids for the treatment of sleep related breathing disorders. The Company is developing dronabinol for the treatment of OSA, the most common form of sleep apnea.

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

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (approximately US$108,000), consisting of approximately CAD$85,000 (approximately US$63,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (approximately US$15,000). As of December 31, 2017, the Company had recorded amounts payable in respect to this Research Contract of US$16,207 (CAD$21,222) which amount was paid in US dollars on January 24, 2018. The conversion to US dollars above utilizes an exchange rate of approximately US$0.76 for every CAD$1.00.

The University of Alberta received matching funds through a grant from the Canadian Institutes of Health Research in support of this research. The Company retains the rights to research results and any patentable intellectual property generated by the research. Dr. John Greer, Ph.D., faculty member of the Department of Physiology, Perinatal Research Centre, and Women & Children’s Health Research Institute at the University of Alberta, collaborated on this research. The studies were completed in 2016. Any patentable intellectual property developed in the Research Agreement will be covered by the existing license agreement described above.

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

Under such license agreements, the Company was required to make minimum annual royalty payments of approximately $70,000. The Company was also required to spend a minimum of $250,000 per year to advance the ampakine compounds until the Company began to market an ampakine compound. At December 31, 2012, the Company was not in compliance with its minimum annual payment obligations and believed that this default constituted a termination of the license agreements. On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its financial statements at December 31, 2017 and 2016.

Research and Development Expenses

The Company invested $1,731,565 and $3,176,197 in research and development in 2017 and 2016, respectively. Of those amounts, $633,088 and $1,646,092 were incurred with related parties in 2017 and 2016 respectively. See our consolidated financial statements for the years ended December 31, 2017 and 2016 included in this Annual Report on Form 10-K.

Item 1A. Risk Factors

In addition to the other matters set forth in this Annual Report on Form 10-K, our continuing operations and the price of our common stock are subject to the following risks:

Risks related to our business

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

In its audit opinion issued in connection with our balance sheets as of December 31, 2017 and 2016 and our statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2017 and 2016, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern given our limited working capital, recurring net losses and negative cash flows from operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence. While we have relied principally in the past on external financing to provide liquidity and capital resources for our operations, we can provide no assurance that cash generated from our operations together with cash received in the future from external financing, if any, will be sufficient to enable us to continue as a going concern.

We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

Since our formation on February 10, 1987 through the end of our most recent fiscal year ended December 31, 2017, we have generated only minimal operating revenues. For the fiscal year ended December 31, 2017, our net loss was $4,291,483 and as of December 31, 2017, we had an accumulated deficit of $161,802,262. For the year ended December 31, 2016, our net loss was $9,229,760 and as of December 31, 2016, we had an accumulated deficit of $157,510,779. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to continue to incur significant net losses over the next several years. As with other biotechnology companies, it is possible that we will never achieve profitable operations.

We will need additional capital in the near term and the future and, if such capital is not available on terms acceptable to us or available to us at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.

We will require substantial additional funds to advance our research and development programs and to continue our operations, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products, and if we decide to independently undertake the marketing and promotion of our products. Additionally, we may require additional funds in the event that we decide to pursue strategic acquisitions of or licenses for other products or businesses. Based on our operating plan as of December 31, 2017, we estimated that our existing cash resources will not be sufficient to meet our requirements for 2018. We also need additional capital in the near term to fund on-going operations including basic operations. Additional funds may come from the sale of common equity, preferred equity, convertible preferred equity or equity-linked securities, debt, including debt convertible into equity, or may result from agreements with larger pharmaceutical companies that include the license or rights to the technologies and products that we are currently developing, although there is no assurance that we will secure any such funding or other transaction in a timely manner, or at all.

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

Through the merger with Pier, the Company gained access to a 2007 Exclusive License Agreement (as amended, the “Old License”), that Pier had entered into with the University of Illinois on October 10, 2007. The Old License covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of sleep related breathing disorders (including sleep apnea), of which dronabinol is a specific example of one type of cannabinoid. Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Dronabinol is currently approved by the FDA and is sold generically for use in chemotherapy-induced nausea and vomiting, as well as for anorexia in patients with AIDS. Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with obstructive sleep apnea. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol. The Old License was terminated effective March 21, 2013 due to the Company’s failure to make a required payment and on June 27, 2014, the Company entered into the 2014 License Agreement with the University of Illinois that was similar, but not identical, to the Old License that had been terminated. If we are unable to comply with the terms of the 2014 License Agreement, such as required payments thereunder, the 2014 License Agreement might be terminated.

On May 8, 2007, the Company entered into a license agreement with The Governors of the University of Alberta, as subsequently amended, with the University of Alberta granting the Company exclusive rights to practice patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. The Company agreed to pay the University of Alberta a licensing fee and a patent issuance fee, which were paid, and prospective payments consisting of a royalty on net sales, sublicense fee payments, maintenance payments and milestone payments. The prospective maintenance payments commence on the enrollment of the first patient into the first Phase 2B clinical trial and increase upon the successful completion of the Phase 2B clinical trial. As the Company does not at this time anticipate scheduling a Phase 2B clinical trial in the near term, no maintenance payments are currently due and payable nor are expected to be due in the near future, to the University of Alberta in connection with the license agreement.

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

The development of cannabinoid products and ampakine products is subject to the risks of failure commonly experienced in the development of products based upon innovative technologies and the expense and difficulty of obtaining approvals from regulatory agencies. Drug discovery and development is time consuming, expensive and unpredictable. On average, only one out of many thousands of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. All of our proposed products are in the preclinical or early clinical stage of development and will require significant additional funding for research, development and clinical testing, which may not be available on favorable terms or at all, before we are able to submit them to any of the regulatory agencies for clearances for commercial use.

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

We are seeking pharmaceutical company partners to participate with us in the development of major indications for the cannabinoids and ampakine compounds. These agreements would potentially provide us with additional funds in exchange for exclusive or non-exclusive license or other rights to the technologies and products that we are currently developing. Competition between biopharmaceutical companies for these types of arrangements is intense. We cannot give any assurance that our discussions with candidate companies will result in an agreement or agreements in a timely manner, or at all. Additionally, we cannot assure you that any resulting agreement will generate sufficient revenues to offset our operating expenses and longer-term funding requirements.

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

Generally, a change of more than 50% in the ownership of a Company’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. An ownership change may limit our ability to use our net operating loss carry forwards attributable to the period prior to such change. We have sold or otherwise issued shares of our common stock in various transactions sufficient to constitute an ownership change, including the issuance of the Series G 1.5% Convertible Preferred Stock (as defined below), and the issuance of convertible notes and warrants, some of which have been converted or exercised, as well as the issuance of additional shares of our Common Stock and warrants. As a result, if we earn net taxable income in the future, our ability to use our pre-change net operating loss carry forwards to offset U.S. federal taxable income will be subject to limitations, which would restrict our ability to reduce future tax liability. Future shifts in our ownership, including transactions in which we may engage, may cause additional ownership changes, which could have the effect of imposing additional limitations on our ability to use our pre-change net operating loss carry forwards.

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

The clinical testing, manufacturing and marketing of our products may expose us to product liability claims. We have never been subject to a product liability claim, and we require each patient in our clinical trials to sign an informed consent agreement that describes the risks related to the trials, but we cannot assure you that the coverage limits of our insurance policies will be adequate or that one or more successful claims brought against us would not have a material adverse effect on our business, financial condition and result of operations. Further, if one of our cannabinoid or ampakine compounds is approved by the FDA for marketing, we cannot assure you that adequate product liability insurance will be available, or if available, that it will be available at a reasonable cost. Any adverse outcome resulting from a product liability claim could have a material adverse effect on our business, financial condition and results of operations.

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

We are highly dependent upon senior management and key technical personnel and currently do not carry any insurance policies on such persons. In particular, we are highly dependent on Arnold S. Lippa, Ph.D., our Chief Scientific Officer and Executive Chairman (and formerly our President and Chief Executive Officer) James S. Manuso, Ph.D., our President and Chief Executive Officer since 2015 who succeeded Dr. Lippa in those roles, Jeff E. Margolis, our Vice President, Treasurer and Secretary, and Richard Purcell, our Senior Vice President of Research and development. Competition for qualified employees among pharmaceutical and biotechnology companies is intense. The loss of any of our senior management or other key employees, or our inability to attract, retain and motivate the additional or replacement highly-skilled employees and consultants that our business requires, could substantially hurt our business prospects. Additionally, in February 2017, Robert N. Weingarten resigned as our Chief Financial Officer and member of our Board of Directors, although he remains a consultant to the Company. Jeff E. Margolis has been appointed Chief Financial Officer. There can be no assurance that we will be able to attract and retain a qualified long-term replacement for Mr. Weingarten.

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

The market price of securities of life sciences companies in general has been very unpredictable. The range of sales prices of our common stock for the fiscal years ended December 31, 2017 and 2016, as quoted on the OTC QB, was $0.80 to $4.20 and $1.50 to $12.34, respectively as adjusted for our 325-to-1 reverse stock split, effective September 1, 2016. The following factors, in addition to factors that affect that market generally, could significantly affect our business, and the market price of our common stock could decline:

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

As of December 31, 2017, we had 3,065,261 shares of our common stock outstanding.

If all warrants and options outstanding as of December 31, 2017 are exercised prior to their expiration, up to 5,460,582 additional shares of our common stock could become freely tradable. The issuance of such shares would dilute the interests of the current stockholders and sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock and could also make it more difficult for us to raise funds through future offerings of common stock.

In 2014, we issued shares of our Series G 1.5% Convertible Preferred Stock, which were convertible into shares of our common stock (see Note 6 to our consolidated financial statements for the years ended December 31, 2017 and 2016). On November 5, December 9 and December 31, 2014, and again on February 2, 2015 we issued convertible notes and warrants that are convertible and exercisable, respectively, into shares of our common stock (see Note 6 to our consolidated financial statements for the years ended December 31, 2017 and 2016). We may in the future issue additional equity or equity-based securities. All of our Series G 1.5% Convertible Preferred Stock had converted to common stock by April 17, 2016, and some of our convertible notes and related warrants have converted into or been exercised for common stock, and any unexercised warrants associated with our unconverted convertible notes have expired. As of December 31, 2017, however, there were remaining outstanding convertible notes totaling $374,646 of principal and accrued interest that may convert into 32,941 shares of common stock. If we issue additional equity or equity-based securities, the number of shares of our common stock outstanding could increase substantially, which could adversely affect the prevailing market price of our common stock and could also make it more difficult for us to raise funds through future offerings of common stock.

Our charter document may prevent or delay an attempt by our stockholders to replace or remove management.

Certain provisions of our restated certificate of incorporation, as amended, could make it more difficult for a third party to acquire control of our business, even if such change in control would be beneficial to our stockholders. Our restated certificate of incorporation, as amended, allows the Board of Directors of the Company, referred to as the Board or Board of Directors, to issue, as of December 31, 2017, up to 5,000,000 shares of preferred stock, with characteristics to be determined by the board, without stockholder approval. The ability of our Board of Directors to issue additional preferred stock may have the effect of delaying or preventing an attempt by our stockholders to replace or remove existing directors and management.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2017, the Company did not own any real property or maintain any leases with respect to real property. The Company periodically contracts for services provided at the facilities owned by third parties and may, from time-to-time, have employees who work in these facilities.

Item 3. Legal Proceedings

By letter dated February 5, 2016, the Company received a demand from a law firm representing a professional services vendor of the Company alleging an amount due and owing for unpaid services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded the vendor the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted the vendor attorneys’ fees and costs of $47,937. All such amounts have been accrued at December 31, 2017.

We are periodically subject to various pending and threatened legal actions and claims. See Note 9 to our consolidated financial statements for the years ended December 31, 2017 and 2016—Commitments and Contingencies—Pending or Threatened Legal Actions and Claims for details regarding these matters.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC QB, under the symbol “RSPI” (and prior to the Company’s name change in December 2015, under the symbol “CORX”). The following table presents quarterly information on the high and low closing prices of the common stock furnished by the OTC QB for the fiscal years ended December 31, 2017 and 2016. The quotations on the OTC QB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The prices shown in the table below have been conformed to reflect the Company’s 325-to-1 reverse stock split, which was effective September 1, 2016.

	High	Low
Fiscal Year ended December 31, 2017

Fourth Quarter	$2.10	$0.80
Third Quarter	2.00	0.95
Second Quarter	3.79	1.80
First Quarter	4.20	2.80

Fiscal Year ended December 31, 2016

Fourth Quarter	$4.25	$1.50
Third Quarter	12.01	3.00
Second Quarter	8.12	4.97
First Quarter	12.34	3.31

As of December 31, 2017, there were 90 stockholders of record of our common stock, and approximately 1,200 beneficial owners. The high and low sales prices for our common stock on December 29, 2017, as quoted on the OTC QB market, were 1.35 and $1.03, respectively.

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

During the fiscal year ended December 31, 2017, we did not repurchase any of our securities. During the fiscal year ended December 31, 2016, we did not repurchase any of our securities, except in connection with our 325-to-1 reverse stock split in which we provided cash in lieu of issuing fractional shares, for a total of $1,298 in the aggregate.

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

This focus on respiratory disorders provided the impetus for RespireRx’s acquisition of, Pier Pharmaceuticals, Inc. (“Pier”) in August 2012. The acquisition of Pier added the dronabinol cannabinoid program for obstructive sleep apnea described below.

The Company underwent a change in management in March 2013, and since then the Company’s current management has continued this strategic focus, including seeking the capital to fund such efforts. As a result of the Company’s scientific discoveries and the acquisition of strategic, exclusive license agreements, management believes that the Company is now a leader in the discovery and development of innovative pharmaceuticals for the treatment of respiratory disorders.

There is a substantial unmet need for new drug treatments for breathing disorders. According to a study commissioned by the American Academy of Sleep Medicine, published in August 2016 (“AASM Commissioned Study”), there are approximately 29.4 million adults with obstructive sleep apnea, of which 5.9 million are diagnosed. Sleep apnea places a considerable burden on society and the health care system because of its association with co-morbidities and adverse events ranging from vehicular (for example: cars, trucks, trains, buses) and industrial accidents, loss of productivity to increased risk of cardiopulmonary illness and related death. According to the AASM Commissioned Study, the estimated overall cost of obstructive sleep apnea in the United States in 2015 was $162 billion, of which $12.4 billion relates to diagnosis and treatment and the balance relates to all other categories. No drugs currently are approved for the treatment of sleep apnea.

Even in patients without sleep apneas, the use of drugs such as propofol, used as an anesthetic during surgery, and opioid analgesics such as morphine and oxycodone, used during anesthesia and for the treatment of post-surgical and chronic pain, are well known for producing respiratory depression which is a form of apnea. In fact, while respiratory depression is the leading cause of death from the overdose of most classes of abused drugs, it also arises during normal, physician-supervised procedures such as surgical anesthesia, post-operative analgesia and as a result of normal outpatient management of pain.

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

Accordingly, there is a considerable need for pharmaco-therapeutic agents to (i) treat sleep apnea, (ii) prevent and reverse the respiratory depression produced by different classes of drugs, and (iii) relieve the respiratory depression produced in a number of neurological indications, such as spinal injury and Pompe Disease. The Company currently has two drug platforms, each with a clinical stage compound directed at these needs.

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

The most common type of sleep apnea is obstructive sleep apnea (“OSA”), which occurs by narrowing or collapse of the pharyngeal airway during sleep. There is currently no approved pharmacotherapy, and the most common treatment is to use continuous positive airway pressure (“CPAP”) delivered via a nasal or full-face mask, as long as patients are able to tolerate the treatment. We believe that patient compliance with CPAP devices is extremely low. Alternative treatments include surgical intervention, dental appliances, hypoglossal nerve stimulation (via surgical implant) and other physical interventions. Given the large patient population and the limited treatment options, there is a very large opportunity for pharmacotherapy to treat this disorder.

Central sleep apnea (“CSA”), a less frequently diagnosed type of sleep apnea, is caused by alterations in the brain mechanisms responsible for maintaining normal respiratory drive. CSA is most frequently observed in patients taking chronic opioids and in heart failure patients and is a major correlate for mortality in these patients. There are no therapeutic options for patients with CSA; CPAP is contra-indicated for the treatment of CSA and no drugs are currently approved for this indication.

In addition, many patients present with a pattern of sleep apnea that has both obstructive and central components.

Cannabinoids

RespireRx is developing dronabinol, a synthetic derivative of a naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC or Δ9-tetrahydrocannabinol, for the treatment of OSA, a serious respiratory disorder that impacts an estimated 30 million people in the United States. OSA has been linked to increased risk for hypertension, heart failure, depression, and diabetes, and has an annual economic cost of $162 billion according to the American Academy of Sleep Medicine. There are no approved drug treatments for OSA.

RespireRx holds the exclusive world-wide license to a family of patents for the use of cannabinoids, a family of compounds found naturally in the cannabis plant, including the synthetic cannabinoid dronabinol, in the treatment of sleep disordered breathing from the University of Illinois at Chicago (“UIC”). In addition, RespireRx has several extensions and pending applications that, if issued, will extend patent protection for over a decade. With approximately $5 million in funding from the National Heart, Lung and Blood Institute of NIH, UIC recently completed a Phase 2B multi-center, double-blind, placebo-controlled clinical trial of dronabinol in patients with OSA. Entitled Pharmacotherapy of Apnea with Cannabimimetic Enhancement (“PACE”), this study replicated an earlier Phase 2A RespireRx sponsored clinical trial and demonstrated statistically significant improvements in respiration, daytime sleepiness, and patient satisfaction after administration of dronabinol. The results from PACE were published in the journal Sleep Vol. 41. No. 1, 2018.

RespireRx believes that the most direct route to commercialization is to proceed directly to a Phase 3 pivotal trial using the currently available dronabinol formulation (2.5, 5 and 10 mg gel caps) and to then commercialize a RespireRx branded dronabinol capsule (RBDC).

The Company also believes that there are numerous opportunities for reformulation of dronabinol to produce a second generation proprietary, branded product for the treatment of OSA with an improved profile. Therefore, simultaneous with its development of the RBDC, RespireRx plans to develop a proprietary dronabinol formulation to optimize the dose and duration of action for treating OSA.

RespireRx initiated its dronabinol program when it acquired 100% of the issued and outstanding equity securities of Pier effective August 10, 2012 pursuant to an Agreement and Plan of Merger. Pier was formed in June 2007 (under the name SteadySleep Rx Co.) as a clinical stage pharmaceutical company to develop a pharmacologic treatment for OSA and had been engaged in research and clinical development activities.

Prior to the merger, Pier conducted a 21 day, randomized, double-blind, placebo-controlled, dose escalation Phase 2 clinical study in 22 patients with OSA, in which dronabinol produced a statistically significant reduction in the Apnea-Hypopnea Index, the primary therapeutic end-point, and was observed to be safe and well tolerated.

Through the merger, RespireRx gained access to a 2007 Exclusive License Agreement (as amended, the “Old License”) that Pier had entered into with the University of Illinois on October 10, 2007. The Old License covered certain patents and patent applications in the United States and other countries claiming the use of cannabinoids, including dronabinol, for the treatment of sleep-related breathing disorders (including sleep apnea).

Dronabinol is a Schedule III, controlled generic drug with a relatively low abuse potential that is approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of AIDS-related anorexia and chemotherapy-induced emesis. The use of dronabinol for the treatment of OSA is a novel indication for an already approved drug and, as such, the Company believes that it would only require approval by the FDA of a 505(b)(2) new drug application, an efficient regulatory pathway.

The Old License was terminated effective March 21, 2013, due to the Company’s failure to make a required payment. Subsequently, current management opened negotiations with the University of Illinois, and as a result, the Company entered into a new license agreement (the “2014 License Agreement”) with the University of Illinois on June 27, 2014, the material terms of which were similar to the Old License.

Similar to the Old License, the 2014 License Agreement grants the Company, among other provisions, exclusive rights: (i) to practice certain patents and patent applications, as defined in the 2014 License Agreement, that are held by the University of Illinois; (ii) to identify, develop, make, have made, import, export, lease, sell, have sold or offer for sale any related licensed products; and (iii) to grant sub-licenses of the rights granted in the 2014 License Agreement, subject to the provisions of the 2014 License Agreement. The Company is required under the 2014 License Agreement, among other terms and conditions, to pay the University of Illinois a license fee, royalties, patent costs and certain milestone payments.

The recently completed PACE trial is described in more detail below in Recent Developments.

Drug-induced Respiratory Depression or Drug-induced apnea

Drug-induced respiratory depression (“RD”) or drug-induced apnea is a life-threatening condition caused by a variety of depressant drugs, including analgesic, hypnotic, and anesthesia medications. We believe that RD is a leading cause of death from the overdose of some classes of abused drugs, yet it also arises during normal, physician-supervised procedures such as surgical anesthesia and post-operative pain management. For example, in the hospital setting, anesthetics such as propofol are well known for their propensity to produce RD, particularly when combined with opioids. According to data from the National Center for Health Statistics, 48 million surgical inpatient procedures were performed in the United States in 2009. It is notable that, according to the HealthGrades Inc. Patient Safety in American Hospitals Study released in 2011, post-operative respiratory failure produces the third highest number of patient safety events, the fourth highest mortality rate, and the second largest overall excess cost to the Medicare system, when compared to other patient safety indicators. The Company believes that, in these patients, the major risk factor for the appearance of RD is a history of sleep apnea.

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

Outside the hospital, the primary risk factor for RD is the use of a single opioid in large doses or concomitant use of opioids and sedative agents. Whether due to normal outpatient pain management, or as a result of substance abuse, RD has been reported to be the leading cause of death from drug overdose, with the drug overdose death rate tripling since 1991. In patients chronically consuming opioids, CSA is a major correlate for overdose and most likely represents an early and sensitive form of opioid induced RD. In August 2017, the Centers for Disease Control and Prevention (CDC) reported that approximately 42,000 people died in 2016 from opioid overdoses, including prescription opioids and illegally made fentanyl and heroin. The CDC reported that the common prescription drugs involved in overdoses were methadone, oxycodone (such as OxyContin®) and hydrocodone (such as Vicodin®). In 2016, the CDC reported that 40% of all US opioid deaths involved a prescription opioid. There were 13,000 heroin deaths in 2015. There are two types of fentanyl, pharmaceutical fentanyl used to manage acute and chronic pain and non-pharmaceutical fentanyl that is illicitly manufactured and is often mixed with heroin or cocaine. The CDC also reported that most of the increases in fentanyl deaths involved the illicit fentanyl and not the pharmaceutical fentanyl.

Drug Abuse

On January 19, 2016, the Company announced that that it had reached an agreement with the Medications Development Program of the National Institute of Drug Abuse (“NIDA”) to conduct research on the Company’s ampakine compounds CX717 and CX1739. The agreement was entered into as of October 19, 2015, and on January 14, 2016, the Company and NIDA approved the proposed protocols, allowing research activities to commence. NIDA is evaluating the compounds using pharmacologic, pharmacokinetic and toxicologic protocols to determine the potential effectiveness of the ampakines for the treatment of drug abuse and addiction. The Company retains all intellectual property as well as proprietary and commercialization rights to the Company’s compounds. Initial studies focus on cocaine and methamphetamine addiction and abuse, and are contracted to outside testing facilities and/or government laboratories, with all costs paid by NIDA. In experiments conducted by NIDA, CX717 antagonized the stimulatory effects of methamphetamine. NIDA is in the process of testing CX717 on the interoceptive effects (determinants of addiction liability) of both cocaine and methamphetamine in models of drug discrimination in rats.

Ampakines

RespireRx is developing a class of proprietary compounds known as ampakines, a term used to designate their actions as positive allosteric modulators of the alpha-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid (“AMPA”) glutamate receptor. Ampakines are small molecule compounds that enhance the excitatory actions of the neurotransmitter, glutamate at the AMPA receptor complex, which mediates most excitatory transmission in the central nervous system (“CNS”). These drugs do not have agonistic or antagonistic properties but instead modulate the receptor rate constants for transmitter binding, channel opening, and desensitization

Through an extensive translational research effort from the cellular level through Phase 2 clinical trials, the company has developed a family of ampakines, including CX717, CX1739 and CX1942 that have clinical application in the treatment of CNS-driven respiratory disorders, neurobehavioral disorders, spinal cord injury, neurological diseases, and orphan indications. In particular, we are addressing CNS-driven respiratory disorders that affect millions of people, but for which there are few treatment options and no drug therapies, including opioid induced respiratory disorders, such as apnea (transient cessation of breathing) and hypopnea (transient reduction in breathing). When these symptoms become severe, as in opioid overdose, they are the primary cause of opioid lethality. In addition, we are developing our ampakines for the treatment of disordered breathing and motor impairment resulting from spinal cord injury.

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

The Company owns patents and patent applications for certain families of chemical compounds that claim the chemical structures, their actions as ampakines and their use in the treatment of various disorders. Patents claiming a family of chemical structures, including CX1739 and CX1942, as well as their use in the treatment of various disorders, extend through at least 2028. Additional patents claiming a family of chemical structures, including CX717, as well as their use in the treatment of various disorders, expired in 2017 in the U.S. and will expire in 2018 internationally. The Company is developing potential market exclusivity strategies for CX717 which may include new patent applications and identifying market opportunities and strategies that may provide exclusivity without patents.

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

The Company has obtained preclinical results indicating that several of its low impact ampakines, including CX717, CX1739 and CX1942, were able to antagonize the respiratory depression caused by opioids, barbiturates and anesthetics without offsetting the analgesic effects of the opioid or the sedative effects of the anesthetics. Dr. John Greer, faculty member of the Department of Physiology, Perinatal Research Centre, and Women & Children’s Health Research Institute at the University of Alberta, has shown that these ampakine effects are due to a direct action on neurons in pre-Botzinger’s complex, a brain stem region responsible for regulating respiratory drive.

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

The Company owns patents and patent applications for certain families of chemical compounds that claim the chemical structures, their actions as ampakines and their use in the treatment of various disorders. Patents claiming a family of chemical structures, including CX1739 and CX1942, as well as their use in the treatment of various disorders extend through at least 2028. Additional patents claiming a family of chemical structures, including CX717, as well as their use in the treatment of various disorders, expired in 2017 in the U.S. and will expire in 2018 internationally, though certain patents regarding the use of these chemical structures extend through 2028.

Recent Developments

PACE Clinical Trial with Dronabinol

On November 30, 2017, the Company announced the publication by the principal investigators, Dr. Phyllis Zee of Northwestern University and Dr. David Carley of the University of Illinois at Chicago, in the peer-reviewed journal SLEEP, the official publication of the Sleep Research Society, of the positive results of the potentially pivotal, PACE (Pharmacotherapy of Apnea by Cannabimimetic Enhancement) Phase 2B OSA clinical trial, that was fully funded by the National Institutes of Health. The results from PACE were published in the journal Sleep Vol. 41. No. 1, 2018. The results of the PACE clinical trial were previously presented by Dr. Carley at the SLEEP 2017 annual meeting in June 2017. In the PACE trial, dronabinol significantly improved the primary outcome measures of Apnea Hypopnea Index (“AHI”), daytime sleepiness as measured by the Epworth Sleepiness Scale (“ESS”), and overall patient satisfaction as measured by the Treatment Satisfaction Questionnaire for Medications (“TSQM”).

The recently completed PACE trial was a fully-blinded, two-center, Phase II, randomized placebo-controlled trial of dronabinol in 56 adult patients with moderate to severe OSA. By random assignment, 56 adult subjects with BMI<45, Epworth Sleepiness Scale (ESS)>7 and PSG-documented AHI between 15 and 50 received either placebo (N=17), 2.5mg (N=19) or 10.0mg (N=20) of dronabinol daily, one hour before bedtime for 6 weeks. Repeat in- laboratory PSG followed by maintenance of wakefulness (MWT) testing was completed every 2-weeks during the treatment period. At each visit, the ESS and Treatment Satisfaction Questionnaire for Medications also were completed.

Overall, baseline AHI was 26.0±11.6 (SD) and this was equivalent among all treatment groups. In comparison to placebo, statistically significant end of treatment declines in AHI were observed for both the 2.5 and 10 mg doses (-9.7±4.1, p=0.02 and -13.2±4.0, p=0.001, respectively). Statistically significant declines in ESS were observed for subjects receiving 10 mg dronabinol (-4.0±0.8 units, p=0.001) but not those receiving 2.5 mg or placebo. Subjects receiving 10 mg dronabinol also expressed the greatest overall satisfaction with treatment (p=0.02).

The PACE trial enrolled 73 subjects of which 56 were evaluable with moderate to severe OSA who met all inclusion and exclusion criteria for the study. At baseline, overall apnea/hypopnea index (AHI) was 25.9±11.3, Epworth Sleepiness Scale score (ESS) was 11.45±3.8, maintenance of wakefulness test (MWT) mean latency was 19.2±11.8 min, body mass index (BMI) was 33.4±5.4 kg/m2 and age was 53.6±9.0 years. Subjects were randomized to receive placebo, 2.5 mg or 10 mg dronabinol. Randomized subjects completed daily self-administration of study drug for 6 weeks, and returned to the laboratory every 2 weeks for overnight polysomnography (PSG), physical examination, and completion of clinical study procedures.

Subjects receiving 10mg/day of dronabinol expressed the highest overall satisfaction with treatment (p=0.04). In comparison to placebo, dronabinol dose-dependently reduced AHI by 10.7±4.4 (p=0.02) and 12.9±4.3 (p=0.003) events/hour at doses of 2.5 and 10 mg/day, respectively. Dronabinol at 10 mg/day reduced ESS score by -3.8±0.8 points from baseline (p<0.0001) and by -2.3±1.2 points in comparison to placebo (p=0.05). Body weights, MWT sleep latencies, gross sleep architecture and overnight oxygenation parameters were unchanged from baseline in any treatment group. The number and severity of adverse events, and treatment adherence (0.3±0.6 missed doses/week) were equivalent among all treatment groups.

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

The commencement of this clinical trial was subject to the resolution of two deficiencies raised by the FDA in its clinical hold letter issued in November 2015, which were satisfactorily resolved in early 2016. As a result, the FDA removed the clinical hold on the Company’s IND for CX1739 on February 25, 2016, thus allowing for the initiation of the clinical trial. In March 2016, upon Institutional Review Board approval, the trial was initiated at the Duke Clinical Research Unit, Duke University Medical Center, Durham NC. The dosing and data acquisition phase of the clinical trial was completed in June 2016 and the clinical trial was formally completed on July 11, 2016.

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

The study was conducted at the Duke Clinical Research Unit of the Duke Clinical Research Institute. The ClinicalTrials.gov identifier is NCT02735629.

The Company intends to initiate a multi-center clinical trial investigating the ability of CX717 or CX1739 to improve breathing in patients with spinal cord injury. Assuming FDA allowance and appropriate approvals by institutional review boards, we intend to have this study conducted at the University of Miami, the University of Florida, the Detroit Medical Center and the Detroit Veterans Administration Hospital.

Upon issuance of the final clinical report of the CX1739 Phase 2A trial, the Company intends to seek FDA allowance to conduct a Phase 2 clinical trial investigating the safety and efficacy of CX1739 in chronic opioid patients who have central apnea.

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

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (approximately US$108,000), consisting of approximately CAD$85,000 (approximately US$63,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (approximately US$15,000). As of December 31, 2017, the Company had recorded amounts payable in respect to this Research Contract of US$16,207 (CAD$21,222) which amount was paid in US dollars on January 24, 2018. The conversion to US dollars above utilizes an exchange rate of approximately US$0.76 for every CAD$1.00.

The University of Alberta received matching funds through a grant from the Canadian Institutes of Health Research in support of this research. The Company retains the rights to research results and any patentable intellectual property generated by the research. Dr. John Greer, Ph.D., Chairman of the Company’s Scientific Advisory Board and faculty member of the Department of Physiology, Perinatal Research Centre, and Women & Children’s Health Research at the University of Alberta, collaborated on this research. The studies were completed in 2016. Any patentable intellectual property developed in the Research Agreement will be covered by the existing license agreement.

Common Stock and Warrant Financings

1st 2017 Unit Offering

On August 29, 2017, September 27, 2017, September 28, 2017, October 5, 2017, October 25, 2017, November 29, 2017, December 13, 2017, December 21, 2017, December 22, 2017 and December 29, 2017 the Company sold units to investors in the 2nd 2017 Unit Offering for aggregate gross proceeds of $404,500, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock. Units were sold for $1.00 per unit and the warrants issued in connection with the units are exercisable through September 29, 2022 at a fixed price $1.10 per share of the Company’s common stock. The warrants contain a cashless exercise provision and certain blocker provisions preventing exercise if the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock as a result of such exercise. The warrants are also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 250% or more of the unit purchase price for any five (5) consecutive trading days. The investors in the offering were not affiliates of the Company. Investors also received an unlimited number of piggy-back registration rights. Investors also received an unlimited number of exchange rights, which are options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing” as in the 1st 2017 Unit Offering). These exchange rights were effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017 and therefore have expired. The dollar amount used to determine the amount invested or exchanged into the subsequent financing would have been 1.2 times the amount of the original investment. Under certain circumstances, the ratio might have been 1.4 instead of 1.2. The exchange right did not permit the investors to exchange into a debt offering or into redeemable preferred stock, therefore, unlike the 2nd 2016 Unit Offering, the 2nd 2017 Unit Offering resulted in the issuance of permanent equity.

The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification Topic (ASC) 815 and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and that the warrants and exchange right should be accounted for with the host instrument. The closing market prices of the Company’s common stock on March 10, 2017 and March 28, 2017 were $4.05 and $3.80 respectively. In connection with this transaction, Aurora Capital LLC (“Aurora”) served as a placement agent and earned $20,000 fees and 8,000 placement agent common stock warrants associated with the closing of the 1st 2017 Unit Offering. The fees were unpaid as of December 31, 2017 and have been accrued in accounts payable and accrued expenses and charged against Additional paid-in capital as of March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017. The placement agent common stock warrants were valued at $27,648 and were accounted for in Additional paid-in capital as of March 31, 2017 and remain valued at that amount as of December 31, 2017.

On July 26, 2017, the Company’s Board approved an offering of securities conducted via private placement (the “2nd 2017 Unit Offering” as described below) that, because of the terms of the 2nd 2017 Unit Offering as compared to the terms of the 2nd 2016 Unit offering as well as the 1st 2017 Unit Offering, resulted in an exchange of all outstanding units from each of the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering for new equity securities of the Company into the 2nd 2017 Unit Offering by all of the investors in the 2nd 2016 Unit Offering and all of the investors in the 1st 2017 Unit Offering.

2nd 2017 Unit Offering

On August 29, 2017, September 27, 2017, September 28, 2017, October 5, 2017, October 25, 2017, November 29, 2017, December 13, 2017, December 21, 2017, December 22, 2017 and December 29, 2017 the Company sold units to investors in the 2nd 2017 Unit Offering for aggregate gross proceeds of $404,500, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock. Units were sold for $1.00 per unit and the warrants issued in connection with the units are exercisable through September 29, 2022 at a fixed price $1.10 per share of the Company’s common stock. The warrants contain a cashless exercise provision and certain blocker provisions preventing exercise if the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock as a result of such exercise. The warrants are also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 250% or more of the unit purchase price for any five (5) consecutive trading days. The investors in the offering were not affiliates of the Company. Investors also received an unlimited number of piggy-back registration rights. Investors also received an unlimited number of exchange rights, which are options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing” as in the 1st 2017 Unit Offering). These exchange rights were effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017 and therefore have expired. The dollar amount used to determine the amount invested or exchanged into the subsequent financing would have been 1.2 times the amount of the original investment. Under certain circumstances, the ratio might have been 1.4 instead of 1.2. The exchange right did not permit the investors to exchange into a debt offering or into redeemable preferred stock, therefore, unlike the 2nd 2016 Unit Offering, the 2nd 2017 Unit Offering resulted in the issuance of permanent equity.

The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification Topic (ASC) 815, and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and the warrants and exchange right should be accounted for with the host instrument. The closing market prices of the Company’s common stock on August 29, 2017, September 27, 2017, September 28, 2017, October 5, 2017, October 25, 2017, November 29, 2017, December 13, 2017, December 21, 2017, December 22, 2017 and December 29, 2017 were $1.00, $1.40, $1.40, $1.50, $0.80, $1.05, $1.45, $1.51, $1.45 and $1.14 respectively. There was no placement agent and therefore no fees associated with the 2nd 2017 Unit Offering.

The terms of the 2nd 2017 Unit Offering, as compared to the terms of the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering, were such that all of the units from each of the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering were exchanged into securities of the 2nd 2017 Unit Offering. Because the 1st 2017 Unit Offering and the 2nd 2017 Unit Offering were both originally accounted for as equity, a reclassification similar to the 2nd 2016 Unit Offering was not required.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $4,291,483 and $9,229,760 and negative operating cash flows of $697,009 and $1,328,684 for the fiscal years ended December 31, 2017 and 2016, respectively, had a stockholders’ deficiency of $4,355,384 at December 31, 2017, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2017, has expressed substantial doubt about the Company’s ability to continue as a going concern.

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

On December 29, 2016 and December 30, 2016, the Company sold units comprised of one share of Common Stock and one Common Stock Purchase Warrant to purchase one share of Common Stock in a private placement (“2nd 2016 Unit Offering”) for gross proceeds of $185,000. The per unit purchase price was $1.42. The warrant exercise price was $1.562 per share of Common Stock. The warrants were exercisable until December 31, 2021. The warrants had a cashless exercise provision, “blocker” provisions similar to those described above and may be redeemed or called by the Company for a price of $0.001 per share if the closing price of the Company’s Common Stock is equal to or greater than 200% of the unit purchase price or $2.82 for five consecutive trading days. The Company has had the right to call or redeem these warrants several times since issuance, but has chosen not to do so through the date of the issuance of this Form 10-K. Investors in the 2nd 2016 Unit Offering had an exchange right, that under certain circumstances permitted such investors to exchange their investment in the 2nd 2016 Unit Offering into subsequent financings until December 30, 2017 with an exchange ratio of 1.2 times the amount invested in the 2nd 2016 Unit Offering and under certain circumstances, a ratio of 1.4.

On March 10, 2017 and March 28, 2017, the Company sold units to investors in the 1st 2017 Unit Offering for aggregate gross proceeds of $350,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock. Units were sold for $2.50 per unit and the warrants issued in connection with the units are exercisable through December 31, 2021 at a fixed price $2.75 per share of the Company’s common stock. The warrants contain a cashless exercise provision and certain blocker provisions preventing exercise if the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock as a result of such exercise. The warrants were also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 200% or more of the unit purchase price for any five (5) consecutive trading days. The investors were not affiliates of the Company. Investors received an unlimited number of piggy-back registration rights. Investors also received an unlimited number of exchange rights, which are options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights were effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing would have been 1.2 times the amount of the original investment. Under certain circumstances, the ratio might have been 1.4 instead of 1.2. The exchange right did not permit the investors to exchange into a debt offering or into redeemable preferred stock. In connection with this transaction, Aurora Capital LLC (“Aurora”) served as a placement agent and earned $20,000 of cash fees and 8,000 placement agent common stock warrants associated with the closing of 1st 2017 Unit Offering. The cash fees were unpaid as of December 31, 2017.

On July 26, 2017, the Company’s Board approved the “2nd 2017 Unit Offering. The terms of the 2nd 2017 Unit Offering as compared to the terms of the 1st 2017 Unit Offering were such, that it resulted in an exchange of units from the 1st 2017 Unit Offering for new equity securities and warrants of the Company in the 2nd 2017 Unit Offering by the Company by all of the investors in the 1st 2017 Unit Offering.

On August 29, 2017, September 27, 2017, September 28, 2017, October 5, 2017, October 25, 2017, November 29, 2017, December 13, 2017, December 21, 2017, December 22, 2017 and December 29, 2017 the Company sold units to investors in the 2nd 2017 Unit Offering for aggregate gross proceeds of $404,500, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock (2nd 2017 Unit Offering). Units were sold for $1.00 per unit and the warrants issued in connection with the units are exercisable through September 29, 2022 at a fixed price $1.10 per share of the Company’s common stock. The warrants contain a cashless exercise provision and certain blocker provisions preventing exercise if the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock as a result of such exercise. The warrants are also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 250% or more of the unit purchase price for any five (5) consecutive trading days. Investors were not affiliates of the Company. Investors also received an unlimited number of piggy-back registration rights. Investors received an unlimited number of exchange rights, which were options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights were effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017, and have therefore expired. The dollar amount used to determine the amount invested or exchanged into the subsequent financing would have been 1.2 times the amount of the original investment. Under certain circumstances, the ratio might have been 1.4 instead of 1.2. The exchange right did not permit the investors to exchange into a debt offering or into redeemable preferred stock. There was no placement agent and therefore no fees associated with the 2nd 2017 Unit Offering.

The terms of the 2nd 2017 Unit Offering as compared to the terms of the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering, has resulted in an exchange of all of the units from each of the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering into equity securities and warrants of the 2nd 2017 Unit Offering.

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 (ASU 2017-11), Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815). The relevant section for the Company is Tock 815 where it pertains to accounting for certain financial instruments with down round features. Until the issuance of this ASU, financial instruments with down round features required fair value measurement and subsequent changes in fair value were recognized in earnings. As a result of the ASU, financial instruments with down round features are no longer treated as a derivative liability measured at fair value. Instead, when the down round feature is triggered, the effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. For public entities, the ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period. The adoption of ASU 2017-11 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718).” The amendments in in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (i) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified, (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (iii) the classification off the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this update are effective for annual periods beginning after December 15, 2017 and for interim periods within those annual periods and are not expected to have any impact on the Company’s financial statement presentation or disclosures.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which we are required to apply for annual and interim periods beginning after December 15, 2017. Management’s current analysis is that the new guidelines currently will not substantially impact our revenue recognition. The adoption of the ASU is not expected to have any impact on the Company’s financial statement presentation or disclosure.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires, among other things, that all income tax effects of awards be recognized in the statement of operations when the awards vest or are settled. ASU 2016-09 also allows for an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and therefore is effective for this annual period. The adoption of ASU 2016-09 has not had a significant impact on the Company’s financial statement presentation or disclosures.

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

Through the merger with Pier, the Company gained access to the Old License that Pier had entered into with the University of Illinois on October 10, 2007. The Old License covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of sleep related breathing disorders (including sleep apnea), of which dronabinol is a specific example of one type of cannabinoid. Dronabinol is a synthetic derivative of the naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC (Δ9-tetrahydrocannabinol). Dronabinol is currently approved by the FDA and is sold generically for use in refractory chemotherapy-induced nausea and vomiting, as well as for anorexia in patients with AIDS. Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with OSA. In addition, Pier intended to evaluate the feasibility and comparative efficacy of a proprietary formulation of dronabinol. The Old License was terminated effective March 21, 2013 due to the Company’s failure to make a required payment and on June 27, 2014, the Company entered into the 2014 License Agreement with the University of Illinois, the material terms of which were similar to the Old License that had been terminated. If the Company is unable to comply with the terms of the 2014 License Agreement, such as required payments thereunder, the Company risks the 2014 License Agreement being terminated.

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

Convertible Notes Payable and Related Warrants

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

On August 13, 2015, the Company elected to extend the maturity date of the convertible notes to September 15, 2016. As a consequence of this election, under the terms of the convertible notes, the Company was required to issue to convertible note holders additional warrants (the “New Warrants”). In connection with the extension of the maturity date of the convertible notes, the Board of Directors of the Company determined to extend the termination date of the original warrants (the “Old Warrants”), so that they were coterminous with the new maturity date of the convertible notes.

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

With regard to the modification of the convertible notes and the issuance of the New Warrants, the Company deferred the debt modification costs over the remaining term of the extended notes. The Company accounted for such costs as a discount to the notes and amortized such costs to interest expense over the extended term of the notes on the straight-line method. The difference between the amortization of these costs calculated based on the straight-line method and the effective yield method was not material.

With regard to the extension of the Old Warrants, the Company deferred the debt modification costs over the remaining term of the extended convertible notes. The Company accounted for such costs as a discount to the notes and amortized such costs to interest expense over the extended term of the convertible notes on the straight-line method. The difference between the amortization of these costs calculated based on the straight-line method and the effective yield method was not material.

The closing market price of the Company’s common stock on the extension date of September 15, 2015 was $10.075 per share, as compared to the fixed conversion price of the convertible notes and the fixed exercise price of both the Old Warrants and the New Warrants of $11.375 per share. The Company has accounted for the beneficial conversion features with respect to the extension of the convertible notes and the extension of the Old Warrants and the issuance of the New Warrants in accordance with ASC 470-20, Accounting for Debt with Conversion and Other Options.

The Company considered the face value of the convertible notes, plus the accrued interest thereon, to be representative of their fair value. The relative fair value method generated respective fair values for each of the convertible notes, including accrued interest, and the New Warrants and extension of the Old Warrants, of approximately 55% for the convertible notes, including accrued interest, and approximately 45% for the New Warrants and extension of the Old Warrants. Once these values were determined, the fair value of the New Warrants and extension of the Old Warrants and the fair value of the beneficial conversion feature (which were calculated based on the effective conversion price) were recorded as a reduction to the face value of the convertible note obligation. The aggregate debt discount is being amortized as interest expense over the extended term of the convertible notes. The difference between the amortization of the debt discount calculated based on the straight-line method and the effective yield method was not material.

Note Exchange Agreements and Unit Exchange Agreements

See Note 3 to our consolidated financial statements for the years ended December 31, 2017 and 2016 for information on our “Note Exchange Agreements” and “Unit Exchange Agreements.”

Research Grants

The Company recognizes revenues from research grants as earned based on the percentage-of-completion method of accounting and issues invoices for contract amounts billed based on the terms of the grant agreement. Revenues recorded under research grants in excess of amounts earned are classified as unearned grant revenue liability in the Company’s consolidated balance sheet. Grant receivable reflects contractual amounts due and payable under the grant agreement. Payments of grants receivable are based on progress reports provided to the grant provider by the Company.

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

Results of Operations

The Company’s consolidated statements of operations as discussed herein are presented below.

	Years Ended December 31,
	2017	2016

Operating expenses:
General and administrative	2,515,846	5,295,683
Research and development	1,731,565	3,176,207
Total operating expenses	4,247,411	8,471,890
Loss from operations	(4,247,411)	(8,471,890)
Gain on settlements with service providers	-	1,076
Fair value of inducement cost to effect exchange of convertible notes	-	(188,274)
Interest income	-	8
Interest expense	(102,225)	(586,346)
Foreign currency transaction gain	58,153	15,666
Net loss	(4,291,483)	(9,229,760)
Adjustment related to Series G 1.5% Convertible Preferred Stock:
Dividends on Series G 1.5% Convertible Preferred Stock	-	(1,165)

Net loss attributable to common stockholders	$(4,291,483)	$(9,230,295)

Net loss per common share - basic and diluted	$(1.77)	$(4.95)

Weighted average common shares outstanding - basic and diluted	2,418,271	1,864,045

Years Ended December 31, 2017 and 2016

Revenues. The Company had no research grant revenues or other revenues during the years ended December 31, 2017 and December 31, 2016.

General and Administrative. For the year ended December 31, 2017, general and administrative expenses were $2,515,846, a decrease of $2,779,837, as compared to $5,295,683 for the year ended December 31, 2016. The decrease in general and administrative expenses for the year ended December 31, 2017, as compared to the year ended December 31, 2016, is primarily due to decreases of $2,227,310 in stock-based compensation, $198,811 in administrative salaries and employee benefits and Board of Directors fees, $209,560 in corporate legal expenses and $59,820 in investor relations expenses. There were also decreases in accounting and consulting costs, offset by increases in insurance and a number of other smaller offsetting increases and decreases.

Stock-based compensation costs included in general and administrative expenses were $1,164,538 for the year ended December 31, 2017, as compared to $3,391,848 for the year ended December 31, 2016. Salaries, employee benefits and board fees included in general and administrative expenses were $696,445 for the year ended December 31, 2017, as compared to $895,256 for the year ended December 31, 2016. The net change reflects the effects of the termination of employment of the Company’s former Chief Financial Officer in February 2017, partially offset by the increase in base compensation of the officer taking over the Chief Financial Officer responsibilities. It also reflects of the gain experienced by the Company upon the forgiveness of accrued compensation by certain officers, a former officer and the independent members of the Board of Directors, partially offset by the value of options granted to those individuals on the same date.

The Company experienced a net benefit of $59,338 when, on December 9, 2017, certain officers, one former officer, two independent members of the Board of Directors and two vendors forgave $1,861,221 of compensation, benefits and other expenses and received, on the same date, options valued at $1,801,883.

In addition, during 2017, the Company experienced an increase in the costs of directors and officers liability insurance and general office insurance.

Research and Development. For the year ended December 31, 2017, research and development expenses were $1,731,565, a decrease of $1,444,642, as compared to $3,176,207 for the year ended December 31, 2016. The decrease in research and development expenses for the year ended December 31, 2017, as compared to the year ended December 31, 2016, is primarily a result of a $580,325 decrease in stock-based compensation and a $566,222 decrease in research contract related expenses, most of which is related to the CX1739 clinical trial at Duke University School of Medicine, a $264,426 decrease in research and development expenses at other research institutes and vendors, as well as a $42,572 decrease in patent legal and other fees.

The Company experienced a net benefit of $25,742 when, on December 9, 2017, an officer whose compensation and related benefit expenses that are included in research and development expenses forgave $807,497 of such compensation and related expenses, and received in exchange options valued at $781,755.

Interest Expense. During the year ended December 31, 2017, interest expense was $102,225 (including $15,220 to related parties), a decrease of $484,121, as compared to $586,346 (including $151,958 to related parties) for the year ended December 31, 2016. The decrease in interest expense resulted primarily from the exchanges of certain convertible notes for common stock.

Foreign Currency Transaction Gain. Foreign currency transaction gain was $58,153 for the year ended December 31, 2017, as compared to a foreign currency transaction gain of $15,666 for the year ended December 31, 2016. The foreign currency transaction gain relates to the $399,774 loan from SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd., made in June 2012, which is denominated in the South Korean Won.

Net Loss. For the year ended December 31, 2017, the Company incurred a net loss of $4,291,483, as compared to a net loss of $9,229,760 for the year ended December 31, 2016.

Dividends on Series G 1.5% Convertible Preferred Stock. There were no dividends on the Series G 1.5% Convertible Preferred Stock for the year ended December 31, 2017, as compared to dividends of $1,165 for the year ended December 31, 2016. On April 17, 2016, all remaining previously unconverted outstanding shares of Series G 1.5% Convertible Preferred Stock were automatically and mandatorily redeemed by conversion into shares of common stock at a conversion price of $1.0725 per share.

Net Loss Attributable to Common Stockholders. For the year ended December 31, 2017, the Company incurred a net loss attributable to common stockholders of $4,291,483, as compared to a net loss attributable to common stockholders of $9,230,925 for the year ended December 31, 2016.

Liquidity and Capital Resources

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $4,291,483 and $9,229,760 and negative operating cash flows of $697,009 and $1,328,684 for the fiscal years ended December 31, 2017 and 2016, respectively, had a stockholders’ deficiency of $4,355,384 at December 31, 2017, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2017, has expressed substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2017, the Company had a working capital deficit of $4,373,443, as compared to a working capital deficit of $5,493,377 at December 31, 2016, reflecting an increase in working capital (a decrease in working capital deficit) of $1,119,934 for the year ended December 31, 2017. The decrease in the working capital deficit during the year ended December 31, 2017 is comprised primarily of a decrease in accrued compensation and related expenses of $1,465,259 arising primarily by the forgiveness described above partially offset by increases in accounts payable and accrued expenses of $427,284, and a net decrease of other current liabilities of $139,095 (inclusive of accrued interest), partially offset by net decrease of $11,827 in current prepaid expenses.

At December 31, 2017, the Company had cash aggregating $84,902, as compared to $92,040 at December 31, 2016, reflecting a decrease in cash of $7,138 for the year ended December 31, 2017. The decrease in cash at December 31, 2017 was primarily the result of principal amounts of short-term notes repaid of $64,629 and $697,009 of cash used in operating activities, partially offset by $ 754,500 of cash raised in financing activities.

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

From January 8, 2016 through June 30, 2016, the Company sold units comprised of one share of Common Stock and one Common Stock Purchase Warrant to purchase two shares of Common Stock in a private placement (“1st 2016 Unit Offering”). The per unit purchase price was $7.2085 and the warrant exercise price is $7.93. The warrants are exercisable until January 31, 2021. The warrants have a cashless exercise provision and certain “blocker” provisions that prevent or postpone exercise if such exercise would cause the investor to own more than 4.99% of the shares of Common Stock of the Company offer exercise. Gross proceeds were $307,985. In connection with the 1st 2016 Unit Offering, 43,003 shares of Common Stock were issued and 86,005 warrants to purchase Common Stock were issued. No fees were paid to qualified referral sources in connection with the 1st 2016 Unit Offering.

On December 29, 2016 and December 30, 2016, the Company sold units comprised of one share of Common Stock and one Common Stock Purchase Warrant to purchase one share of Common Stock in a private placement (“2nd 2016 Unit Offering”) for gross proceeds of $185,000. The per unit purchase price was $1.42. The warrant exercise price was $1.562 per share of Common Stock. The warrants were exercisable until December 31, 2021. The warrants had a cashless exercise provision, “blocker” provisions similar to those described above and may be redeemed or called by the Company for a price of $0.001 per share if the closing price of the Company’s Common Stock is equal to or greater than 200% of the unit purchase price or $2.82 for five consecutive trading days. The Company had the right to call or redeem these warrants several times since issuance but has chosen not to do so. Investors in the 2nd 2016 Unit Offering had an exchange right, that under certain circumstances permitted such investors to exchange their investment in the 2nd 2016 Unit Offering into subsequent financings until December 30, 2017 with an exchange ratio of 1.2 times the amount invested in the 2nd 2016 Unit Offering and under certain circumstances, a ratio of 1.4.

The exchange right permitted the investors to exchange into a subsequent debt offering. The Company accounts for non-permanent equity as a liability and such portion of that liability due or to be outstanding for one year or less as a current liability. The Company determined that until the earlier of the completion of aggregate subsequent financings of at least $15 million or December 30, 2017, because the exchange right permitted an exchange into a subsequent debt instrument, this financing should be accounted for as non-permanent equity and had therefore classified the total amount of the gross proceeds of the offering as a current liability as of December 31, 2016. In 2017, all of the investors in the 2nd 2016 Unit Offering exchanged into the 2nd 2017 Unit Offering described below, which was an equity offering at which time the Company determined than any further exchanges into anything other than a permanent equity offering was highly unlikely and reclassified the $185,000 from a current liability to permanent equity. As of December 31, 2017, investors in the 2nd 2016 Unit Offering had no further exchange rights.

On March 10, 2017 and March 28, 2017, the Company sold units to investors in the 1st 2017 Unit Offering for aggregate gross proceeds of $350,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock. Units were sold for $2.50 per unit and the warrants issued in connection with the units were exercisable through December 31, 2021 at a fixed price $2.75 per share of the Company’s common stock. The warrants contained a cashless exercise provision and certain blocker provisions preventing exercise if the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock as a result of such exercise. The warrants were also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closed at 200% or more of the unit purchase price for any five (5) consecutive trading days. The investors in the offering were not affiliates of the Company. Investors also received an unlimited number of piggy-back registration rights. Investors also received an unlimited number of exchange rights, which were options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights were effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing was 1.2 times the amount of the original investment. Under certain circumstances, the ratio might have been 1.4 instead of 1.2. The exchange right did not permit the investors to exchange into a debt offering or into redeemable preferred stock, therefore, unlike the 2nd 2016 Unit Offering, the 2017 Unit Offering resulted in the issuance of permanent equity.

The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification Topic (ASC) 815 and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and that the warrants and exchange right should be accounted for with the host instrument. The closing market prices of the Company’s common stock on March 10, 2017 and March 28, 2017 were $4.05 and $3.80 respectively. In connection with this transaction, Aurora Capital LLC (“Aurora”) served as a placement agent and earned $20,000 fees and 8,000 placement agent common stock warrants associated with the closing of 1st 2017 Unit Offering. The fees were unpaid as of December 31, 2017 and have been accrued in accounts payable and accrued expenses and charged against Additional paid-in capital as of March 31, 2017, June 30, 2017 and September 30, 2017 and December 31, 2017. The placement agent common stock warrants were valued at $27,648 and were accounted for in Additional paid-in capital as of March 31, 2017 and remain valued at that amount as of December 31, 2017.

On July 26, 2017, the Company’s Board approved the 2nd 2017 Unit Offering, an offering of securities conducted via private placement that, because of the terms of the 2nd 2017 Unit Offering as compared to the terms of the 2nd 2016 Unit offering as well as the 1st 2017 Unit Offering, resulted in an exchange of all outstanding units from each of the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering for new equity securities of the Company into the 2nd 2017 Unit Offering by all of the investors in the 2nd 2016 Unit Offering and all of the investors in the 1st 2017 Unit Offering.

On August 29, 2017, September 27, 2017, September 28, 2017, October 5, 2017, October 25, 2017, November 29, 2017, December 13, 2017, December 21, 2017, December 22, 2017 and December 29, 2017 the Company sold units to investors in the 2nd 2017 Unit Offering for aggregate gross proceeds of $404,500, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock. Units were sold for $1.00 per unit and the warrants issued in connection with the units are exercisable through September 29, 2022 at a fixed price $1.10 per share of the Company’s common stock. The warrants contain a cashless exercise provision and certain blocker provisions preventing exercise if the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock as a result of such exercise. The warrants are also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 250% or more of the unit purchase price for any five (5) consecutive trading days. The investors in the offering were not affiliates of the Company. Investors received an unlimited number of piggy-back registration rights. Investors also received an unlimited number of exchange rights, which are options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights were effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017, and therefore have expired. The dollar amount used to determine the amount invested or exchanged into the subsequent financing would have been 1.2 times the amount of the original investment. Under certain circumstances, the ratio might have been 1.4 instead of 1.2. The exchange right did not permit the investors to exchange into a debt offering or into redeemable preferred stock, therefore, unlike the 2nd 2016 Unit Offering, the 2nd 2017 Unit Offering resulted in the issuance of permanent equity.

The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification Topic (ASC) 815, and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and the warrants and exchange right should be accounted for with the host instrument. The closing market prices of the Company’s common stock on August 29, 2017, September 27, 2017, September 28, 2017, October 5, 2017, October 25, 2017, November 29, 2017, December 13, 2017, December 21, 2017, December 22, 2017 and December 29, 2017 were $1.00, $1.40, $1.40, $1.50, $0.80, $1.05, $1.45, $1.51, $1.45 and $1.14 respectively. There was no placement agent and therefore no fees associated with the 2nd 2017 Unit Offering.

The terms of the 2nd 2017 Unit Offering, as compared to the terms of the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering, were such that all of the units from each of the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering were exchanged into securities of the 2nd 2017 Unit Offering. Because the 1st 2017 Unit Offering and the 2nd 2017 Unit Offering were both originally accounted for as equity, a reclassification similar to the 2nd 2016 Unit Offering was not required.

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

Operating Activities. For the year ended December 31, 2017, operating activities utilized cash of $697,009, as compared to utilizing cash of $1,328,684 for the year ended December 31, 2016, to support the Company’s ongoing operations, including legal and accounting fees and costs related to the preparation of financial statements and SEC filings, research and development activities, patent fees and related legal costs, and settlement agreements.

Investing Activities. The Company did not generate cash from investing activities in 2017 or 2016.

Financing Activities. For the year ended December 31, 2017, financing activities generated cash of $689,871 comprised of $754,500 from the sale of units comprised of common stock and warrants and which was partially offset by principal paid on short-term notes of $64,629. For the year ended December 31, 2016, financing activities generated $494,985 from the sale of units comprised of common stock and warrants, $762,240 from warrant exchanges, $155,200 from notes payable to officers, partially offset by cash used to pay principal amounts of short-term notes payable of $39,602, cash paid in lieu of the issuance of fractional shares associated with the reverse stock split of $1,298 and fees associated with financings of $4,000.

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

In February 2017, Robert N. Weingarten resigned as the Company’s Vice President and Chief Financial Officer and resigned as a member of the Company’s Board of Directors. The Board of Directors accepted Mr. Weingarten’s resignation and appointed Mr. Margolis to the additional title of Chief Financial Officer. Other than the additional title and responsibilities, there were no changes to Mr. Margolis’ compensation arrangements at that time. Mr. Weingarten remains a consultant to the Company.

Jeff E. Margolis’ employment agreement was amended effective July 1, 2017 and he was named Chief Financial Officer (no longer interim). The employment agreement amendment called for payment in three installments in cash of the $60,000 bonus granted on June 30, 2015. A minimum of $15,000 was to be payable in cash as follows: (a) $15,000 payable in cash upon the next closing (after July 1, 2017) of any financing in excess of $100,000 (b) $15,000 payable by the end of the following month assuming cumulative closings (beginning with the closing that triggered (a)) in excess of $200,000 and (c) $30,000 payable in cash upon the next closing of any financing in excess of an additional $250,000. The conditions of (a), (b) and (c) above were met as of December 31, 2017, however Mr. Margolis has waived the Company’s obligation to make any payments of the cash bonus until the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis. Obligations through September 30, 2017 were forgiven by Mr. Margolis as described below.

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

On January 17, 2017, the Board of Directors further increased the number of shares that may be issued under the 2015 Plan to 3,038,461 shares of the Company’s common stock. On December 9, 2017, the Board of Directors further increased the number of shares that may be issued under the 2015 Plan to 6,985,260 shares of the Company’s common stock.

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

On July 26, 2017, the Company granted Jeff E. Margolis, 25,000 non-qualified stock options from the 2015 Plan, all of which vested by December 31, 2017. The options have an exercise price of $2.00 per share and expire on July 26, 2022.

On July 28, 2017, the Board of Directors awarded 34,000 non-qualified stock options from the 2015 Plan to two consultants totaling. The options have an exercise price of $1.35 per share of common stock and expire on July 28, 2022. All of these options were vested by December 31, 2017.

On December 9, 2017, the Company accepted offers from Dr. Arnold S. Lippa, Dr. James S. Manuso, Jeff E. Margolis, James E. Sapirstein, Kathryn MacFarlane and Robert N. Weingarten (former Chief Financial Officer) pursuant to which such individuals would forgive accrued compensation and related accrued expenses as of September 30, 2017 in the following amounts: $807,497; $878,360; $560,876; $55,000; $55,000 and $200,350, respectively, for a total of $2,557,083. On the same date, the Board of Directors of the Company granted to the same individuals, or designees of such individuals from the 2015 Plan, non-qualified stock options, exercisable for 10 years with an exercise price of $1.45 per share of common stock, among other terms and features as follows: 559,595; 608,704; 388,687; 38,114; 38,114 and 138,842, respectively, for options exercisable into a total of 1,772,055 shares of common stock.

On December 9, 2017, the Board of Directors of the Company awarded 100,000 non-qualified stock options from the 2015 Plan to Richard Purcell, the Company’s Senior Vice President of Research and Development as a bonus. These options vested upon grant, have an exercise price of $1.45 and are exercisable for 10 years.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The minimum annual royalty of $100,000 was paid as scheduled in December 2017 and 2016, respectively. In the year after the first application for market approval is submitted to the FDA and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000. The Company recorded a charge to operations of $100,000 with respect to its 2017 minimum annual royalty obligation, which is included in research and development expenses in the Company’s consolidated statement of operations for the year ended December 31, 2017.

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

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (approximately US$108,000), consisting of approximately CAD$85,000 (approximately US$63,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (approximately US$15,000). As of December 31, 2017, the Company had recorded amounts payable in respect to this Research Contract of US$16,207 (CAD$21,222) which amount was paid in US dollars in January 2018. The conversion to US dollars above utilizes an exchange rate of approximately US$0.76 for every CAD$1.00.

The University of Alberta received matching funds through a grant from the Canadian Institutes of Health Research in support of this research. The Company will retain the rights to research results and any patentable intellectual property generated by the research. Dr. John Greer, Ph.D., faculty member of the Department of Physiology, Perinatal Research Centre, and Women & Children’s Health Research Institute at the University of Alberta, collaborated on this research. The studies were completed in 2016.

Duke University Clinical Trial Agreement

On January 27, 2015, the Company entered into a Clinical Study and Research Agreement (the “Agreement”) with Duke University to develop and conduct a protocol for a program of clinical study and research at a total cost of $50,579, which was completed in March 2015. On October 30, 2015, the Agreement was amended to provide for certain additional services related to the Company’s Phase 2A clinical trial of CX1739. The commencement of this clinical trial was subject to resolution of two deficiencies raised by the FDA in its clinical hold letter issued in November 2015, which were satisfactorily resolved in early 2016, as a result of which the FDA removed the clinical hold on the Company’s IND for CX1739 on February 25, 2016, thus allowing for the initiation of the clinical trial. During March 2016, upon receiving unconditional approval from the Institutional Review Board of the Duke Clinical Research Unit, this Phase 2A clinical trial at Duke University School of Medicine was initiated. There were no direct costs in 2017 with respect to this clinical trial. The Company incurred $602,642 of direct costs in 2016 with respect to this clinical trial, which was completed in 2016.

Sharp Clinical Services, Inc. Agreement

On August 31, 2015, the Company entered into an agreement with Sharp Clinical Services, Inc. to provide packaging, labeling, distribution and analytical services for the Company with respect to CX1739. The Company incurred $28,467 and $83,081 of such services in 2017 and 2016, respectively.

Contractual Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2017, aggregating $1,340,350.

		Payments Due By Year
	Total	2018	2019	2020	2021	2022
Research and development contracts	$-	$-	$-	$-	$-	$-
Clinical trial agreements	-	-	-	-	-	-
License agreements	500,000	100,000	100,000	100,000	100,000	100,000
Digital media consulting agreement	20,000	20,000
Employment and consulting agreements (1)	820,350	820,350	-	-	-	-
Total	$1,340,350	$940,350	$100,000	$100,000	$100,000	$100,000

(1) The payment of such amounts has been deferred indefinitely, as described above at “Employment Agreements”.

.

Off-Balance Sheet Arrangements

At December 31, 2017, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company failed to complete and file various periodic reports in 2012, 2013 and 2014 in a timely manner because the Company’s accounting and financial staff had resigned by October 26, 2012 and its financial and accounting systems had been shut-down at December 31, 2012. Current management, two of whom joined the Company in March 2013, has been focusing on developing replacement controls and procedures that are adequate to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. Current management has instituted a program to reestablish the Company’s accounting and financial staff and install new accounting and internal control systems, and has retained accounting personnel, established accounting and internal control systems, addressed the preparation of delinquent financial statements, and worked diligently to bring current delinquent SEC filings as promptly as reasonably possible under the circumstances. The Company is current in its SEC periodic reporting obligations, but as of the date of the filing of this Annual Report on Form 10-K, the Company had not yet completed the process to establish adequate internal controls over financial reporting. In February 2017, the Company’s Chief Financial Officer resigned and one of the existing officers was appointed Interim Chief Financial Officer and subsequently, Chief Financial Officer. The Company has not completed its search for a permanent replacement.

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

Our management, consisting of our Chief Executive Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting as of December 31, 2017 based on the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, and taking into account the operating structure of the Company as it has existed from October 2012 through December 2017, as well as the various factors discussed herein, our management has concluded that material weaknesses in the Company’s internal control over financial reporting existed as of December 31, 2017, as a result of which our internal control over financial reporting was not effective at December 31, 2017.

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

Changes in Internal Control over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the fourth quarter of the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management has made this determination as of December 31, 2017 and 2016.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The names of each of the directors and certain biographical information about them are set forth below:

Name	Age	Director Since	Principal Occupation

James S Manuso, Ph.D.	69	2015	President, Chief Executive Officer and Vice Chairman of the Company

Arnold S Lippa, Ph.D.	71	2013	Chief Scientific Officer and Chairman of the Board of the Company

Jeff E. Margolis	62	2013	Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company and President of Aurora Capital LLC

James Sapirstein, RPh. M.B.A.	56	2014	CEO ContraVir Pharmaceuticals, Inc.

Kathryn MacFarlane, PharmD	52	2014	Owner and Managing Partner of SmartPharma LLC

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

We believe that Mr. Margolis’s qualifications to serve on our Board include his significant experience in financial, operational and management roles within pharmaceutical companies and within the financial industry as described above. He also has extensive prior experience working in business development and provides the Company with extremely useful expertise in financing and capital markets, knowledge gained though his position as President of Aurora. Mr. Margolis also provides broad financial expertise. Mr. Margolis was appointed to our board of directors in March 2013.

James Sapirstein, RPh. M.B.A.: Mr. Sapirstein has been the Chief Executive Officer and director of ContraVir Pharmaceuticals, Inc., a public reporting company, since March 20, 2014. Prior to joining Contravir, Mr. Sapirstein served as the Chief Executive Officer of Alliqua Biomedical, Inc., a public reporting company. He is considered a start-up and turnaround specialist, with 30 years of pharmaceutical and biotechnology industry experience. He was a founder and Chief Executive Officer and President of Tobira Therapeutics, Inc. from October 2006 to April, 2011, a company that has been approved for listing on NASDAQ. At Tobira Therapeutics, Inc. Mr. Sapirstein led an experienced biotechnology development team. He has launched several HIV/AIDS agents worldwide during his career in the biotechnology and pharmaceutical industry. Mr. Sapirstein was with Bristol-Myers Squibb from 1996-2000. While at Bristol-Myers Squibb he served as the Head of the International HIV business as well as working in its Infectious Disease marketing teams. In 2002, he accepted the position of Executive Vice President for Serono Laboratories, where he led a team of over 100 professionals in the HIV and pediatric growth hormone business. He had held positions at Gilead Sciences (where he was responsible for the product Viread®), Bristol-Myers Squibb, Hoffmann-LaRoche Ltd. and Eli Lilly and Company. He serves as a member of the Advisory Board at MusclePharm Corp., a public reporting company and a member of the Board of Directors of Clinical Supplies Management, Inc., a private company. He currently serves as an Advisory Board Director at the Fairleigh Dickinson School of Pharmacy. Mr. Sapirstein previously served as a Director of Tobira Therapeutics, Inc. as well as a Director of Alliqua, Inc. He is also Chairman of BioNJ and a Board director for BIO, where he Board sits on both the Health Section Governing Board and Emerging Companies Section Governing Board. Mr. Sapirstein received his Pharmacy degree from the Ernest Mario School of Pharmacy at the Rutgers University, and his Masters of Business Administration degree from Farleigh Dickinson University.

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

Executive Officers

Each executive officer of the Company serves at the discretion of the Board of Directors. The names of the Company’s executive officers are set forth below. At December 31, 2017, each of our executive officers except Richard Purcell was also a member of our board of directors, and the biographical information of those officers appears above in the immediately prior section.

Name	Position with Company
James S. Manuso, Ph.D.	President, Chief Executive Officer and Vice Chairman
Arnold S. Lippa, Ph.D.	Chief Scientific Officer and Chairman of the Board
Jeff E. Margolis	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Richard Purcell	Senior Vice President of Research and Development

Richard Purcell: In addition to his role at the Company, Richard Purcell (Age: 56), manages a consulting firm, DNA Healthlink, Inc. through which he is contracted as the President of intelliSanté, Inc., a private company. He is also the Senior Vice President of Generex Biotechnology. He is a biopharmaceutical development specialist, with extensive experience in providing consulting services to financial, venture capital, and start-up companies to concentrate on new business strategy and clinical development of novel compounds. Previously, Mr. Purcell was president of ClinPro, Inc., a mid-sized clinical research organization (“CRO”), where he led this full-service, technology driven CRO specializing in Phase I, II, and III clinical trial management. His work included the design and implementation of a number of early stage clinical development programs. Prior to joining ClinPro, Mr. Purcell worked for SCP Communications, a medical communications company, where he served as Corporate Vice President and General Manager of the Clinical Programs Division. Mr. Purcell previously headed the Life Sciences Consulting Group for Kline and Company. Mr. Purcell started his career as a molecular biologist, where he developed and patented a second generation TPA (tissue plasminogen activator) with increased half-life. He has also conducted primary research and published manuscripts on the topics of AIDS and immunomodulators. Mr. Purcell graduated with a degree in Biochemical Sciences from Princeton University, and attended Rutgers Graduate School of Management focusing in marketing and finance.

BOARD COMMITTEES

The board of directors does not maintain any separate standing board committees. Instead, the functions of each of the Audit Committee, the Compensation Committee and the Governance and Nomination Committee have been and are currently being addressed by the full board of directors.

Audit Committee. The board of directors meets with the Company’s independent registered public accountants and management to prepare for and to review the results of the annual audit and to discuss the annual and quarterly financial statements, earnings releases and related matters. The board of directors, among other things, (i) selects and retains the independent registered public accountants, (ii) reviews with the independent registered public accountants the scope and anticipated cost of their audit, and their independence and performance, (iii) reviews accounting practices, financial structure and financial reporting, (iv) receives and considers the independent registered public accountants’ comments as to controls, adequacy of staff and management performance and procedures in connection with audit and financial controls, (v) reviews and pre-approves all audit and non-audit services provided to the Company by the independent registered public accountants, and (vi) reviews and pre-approves all related-party transactions. The board of directors does not itself prepare financial statements or perform audits, and its members are not auditors or certifiers of the Company’s financial statements.

Since the change in composition of our board of directors in March 2013, the composition of an Audit Committee has not been determined, nor has the current board of directors adopted an amended written charter. When an Audit Committee is reestablished along with a written charter, such charter will be made available on the Company’s website at www.respirerx.com.

Compensation Committee. The traditional functions of the Compensation Committee include, without limitation, administering the Company’s incentive ownership programs and approving the compensation to be paid to the Company’s directors and executive officers. The board of directors acting in the capacity of a Compensation Committee typically meets no less frequently than annually as circumstances dictate to discuss and determine executive officer and director compensation. Historically, the Company’s Chief Executive Officer annually reviews the performance of each executive officer (other than the Chief Executive Officer, whose performance is reviewed by the board of directors). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the board of directors, which can exercise its discretion in modifying any recommended adjustments or awards to executive officers. The board of directors is entitled to, but generally does not, retain the services of any compensation consultants. Neither the board of directors nor management has engaged a compensation consultant in the past fiscal year.

Since the change in composition of our board of directors in March 2013, the members of the board of directors have performed the functions of a Compensation Committee and the composition of a Compensation Committee has not been determined nor has the current board of directors adopted a written committee charter. When a Compensation Committee is reestablished along with a written charter, such charter will be made available on the Company’s website at www.respirerx.com.

Governance and Nominations Committee. The traditional functions of the Governance and Nominations Committee include, without limitation, (i) identifying individuals qualified to become members of the board of directors, (ii) recommending director nominees for the next annual meeting of stockholders and to fill vacancies that may be created by the expansion of the number of directors serving on the board of directors and by resignation, retirement or other termination of services of incumbent directors, (iii) developing and recommending to the board of directors corporate governance guidelines and changes thereto, (iv) ensuring that the board of directors and the Company’s Certificate of Incorporation and Bylaws are structured in a way that best serves the Company’s practices and objectives, (v) leading the board of directors in its annual review of the board of directors’ performance; and (vi) recommending to the board of directors nominees for each committee. Accordingly, the board of directors, acting in the capacity of a Governance and Nominations Committee, annually reviews the composition of the board of directors as a whole and makes recommendations, if deemed necessary, to enhance the composition of the board of directors. The board of directors first considers a candidate’s management experience and then considers issues of judgment, background, conflicts of interest, integrity, ethics and commitment to the goal of maximizing stockholder value when considering director candidates. The board of directors also focuses on issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The board of directors does not have a formal policy with respect to diversity; however, the board of directors believes that it is essential that the members of the board of directors represent diverse viewpoints. In considering candidates for the board of directors, the board considers the entirety of each candidate’s credentials in the context of these standards. With respect to the nomination of continuing directors for re-election, the individual’s contributions to the board of directors are also considered.

Since the change in composition of our board of directors in March 2013, the members of the board of directors have performed the functions of a Governance and Nominations Committee and the composition of a Governance and Nominations Committee has not been determined nor has the current board of directors adopted a written charter. When a Governance and Nominations Committee is reestablished along with a written committee charter, such charter will be made available on the Company’s website at www.respirerx.com.

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

Based solely on the Company’s review of the copies of these reports received by it and written representations received from certain of the reporting persons with respect to the filing of reports on Forms 3, 4 and 5, the Company believes that all such filings required to be made by the reporting persons for the fiscal year ended December 31, 2017 were made on a timely basis, except for any Form 3 or Form 4 that may be required for any of the beneficial holders, other than officers and directors, listed in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Code of Ethics

The Company previously adopted a Code of Business Conduct and Ethics, which covered all of our directors and employees, including our principal executive and financial officers. That Code of Business Conduct and Ethics has never been formally ratified or approved by the current Board of Directors after a change in management occurred in March 2013. When practicable, Board of Directors intends to adopt an Amended and Restated Code of Business Conduct and Ethics, and that document, and any further amendment to, or waiver from, any applicable provision (related to elements listed under Item 406(b) of Regulation S-K) of our Code of Business Conduct and Ethics that applies to our directors or executive officers will be posted on our website at www.respirerx.com or in a report filed with the SEC on a Current Report on Form 8-K.

Item 11. Executive Compensation

Summary Compensation Table for 2017

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2017, 2016 and 2015. The information contained under the heading “Stock Awards” for all named executive officers includes the estimated value of equity awards using the Black-Scholes option-pricing model and does not reflect actual cash payments or actual dollars awarded.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
James S. J. Manuso, Ph.D President,	2017	414,600		366,782	(28,001)	753,381
Chief Executive Officer and Vice Chairman	2016	421,350		588,300		1,009,650

Arnold S Lippa, Ph.D. Executive Chairman	2017	339,600		274,106	(25,742)	587,964
and Chief Scientific Officer	2016	339,800		532,800		872,600

Jeff E. Margolis Senior Vice President,	2017	269,100		301,034	(17,881)	552,253
Chief Financial Officer, Treasurer and Secretary	2016	216,600		532,800		749,400

(1)

The 2017 salary amounts in the table above do not include the net benefit associated with the forgiveness of accrued compensation on December 9, 2017 offset by the expense incurred on that same date associated with option awards. The 2017 salary amounts are shown in the table above before the benefit associated with the forgiveness that is reflected in the “All Other Compensation” column in the table above. On January 17, 2017, the Board of Directors awarded from the 2015 Plan, non-qualified stock options with respect to 225,000 shares of common stock to the named executive officers (and Mr. Weingarten) who were also directors of the Company at the time and options with respect to 40,000 shares of common stock to an additional officer and options with respect to 50,000 shares of common stock, in the aggregate to the two independent directors. On July 26, 2017, the Board of Directors awarded non-qualified stock options with respect to 25,000 shares of common stock to Jeff E. Margolis and the Company recorded an expense of $27,225 for this award. On December 9, 2017, the Board of Directors awarded non-qualified stock options from the 2015 Plan with respect to 1,695,827 shares of common stock to the four named executive officers, three of whom were directors at the time, options with respect to 100,000 shares of common stock to an additional officer and options with respect to 76,228 shares of common stock in the aggregate, to the two independent directors.

On June 30, 2017, the Board of Directors awarded from the 2015 Plan, non-qualified stock options with respect to 150,000 shares of common stock to the named executive officers who were also directors of the Company at the time and options with respect to 40,000 shares of common stock to an additional officer and options with respect to 50,000 shares of common stock, in the aggregate to the two independent directors.

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

(2)	In accordance with Securities and Exchange Commission rules, “Other Annual Compensation” in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits was less than $10,000. This column also reflects the amount of the benefit resulting from the forgiveness of accrued compensation and related costs.

Narrative to Summary Compensation Table

In 2017 and 2016, no cash bonuses, performance or otherwise were awarded.

The options that were awarded to our named executive officers in January 2017, vested 25% on January 17, 2017 (at issuance), 25% on March 31, 2017 and 50% on June 30, 2017, thus all options awarded on that date vested before December 31, 2017. The options that were awarded to our named executive officers on December 9, 2017, all vested immediately upon award, this all options awarded on that date were vested before December 31, 2017. The options that were awarded to our named executive officers in March 2016, vested 25% on each of March 31, 2016 (at issuance), June 30, 2016, September 30, 2016 and December 31, 2016, thus all options granted on that date had vested by December 31, 2016. The options that were awarded to our named executive officers in August 2015 vest in four equal installments on December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016, and expire on August 18, 2022. These awards were made under the Company’s 2015 Stock and Stock Option Plan. Accordingly, the options will provide a return to the named executive officer only if the market price of the Company’s common stock appreciates over the option term.

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

Outstanding Equity Awards at Fiscal Year End

The following table shows information concerning outstanding equity awards at December 31, 2017, made by The Company to its named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
James S. D. Manuso	261,789	0	0	$6.396	8/18/25
	81,539	0	0	$7.3775	3/31/21
	75,000	0	0	$3.90	1/17/22
	50,000	0	0	$2.00	6/30/22
	608,704	0	0	$1.45	12/9/27
Arnold S. Lippa	46,154	0	0	$8.125	6/30/22
	30,769	0	0	$6.396	8/18/22
	73,847	0	0	$7.3775	3/31/21
	15,385	0	0	$16.25	7/17/19
	50,000	0	0	$3.90	1/17/22
	50,000	0	0	$2.00	6/30/22
	559,595	0	0	$1.45	12/9/27
Jeff E. Margolis	46,154	0	0	$8.125	6/30/22
	30,769	0	0	$6.396	8/18/22
	73,847	0	0	$7.3775	3/31/21
	15,385	0	0	$16.25	7/17/19
	50,000	0	0	$3.90	1/17/22
	50,000	0	0	$2.00	6/30/22
	25,000	0	0	$2.00	7/26/22
	388,687	0	0	$1.45	12/9/27

At December 31, 2017, there were 2,432,624 options outstanding to named executive officers all of which had vested.

OPTION EXERCISES AND STOCK VESTED FOR 2016

None of the Company’s named executive officers exercised any options to purchase shares of the Company’s common stock during the year ended December 31, 2017. There were no unvested option awards as of December 31, 2017 and 2016. As of December 31, 2017, collectively, the named executive officers, held options to purchase 2,787,621 shares of the Company’s common stock, all of which had vested, at an exercise prices ranging from $1.45 – $16.2500 per share.

Employment Agreements – Termination or Change in Control

The Company’s named executive officers James S. Manuso, Arnold S. Lippa, Ph.D. and Jeff E. Margolis (each an “Executive”), entered into employment agreements with the Company on August 18, 2015. Upon entering into such agreements, the Company disclosed these agreements and filed them as exhibits on a Current Report on Form 8-K filed August 19, 2015. That 8-K was subsequently amended by an 8-K/A filing dated November 2, 2016, to correct an aspect of Dr. Manuso’s compensation. Following is a summary of the arrangements that provide for payment to a named executive officer at, following or in connection with any termination, including resignation, retirement or other termination, or in connection with a change of control or a change in the named executive officer’s responsibilities following a change in control. Robert N. Weingarten, a former named executive officer, resigned in February 2017, thus terminating his employment agreement.

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

In August 2015, each of James Sapirstein and Kathryn MacFarlane received options to purchase 9,231 shares of common stock of the Company at an exercise price of $6.4025 per share, which vested 25% on December 31 2015, 25% on March 31, 2016, 25% on June 30, 2016 and 25% on September 30, 2016. The stock options were awarded in August partially as compensation for those individuals through December 31, 2015 and partially as 2016 compensation.

In March 2016, each of James Sapirstein and Kathryn MacFarlane received options to purchase 30,769 shares of common stock of the Company at an exercise price of $7.3669 per share, which vested 25% on each of March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016. The stock options were awarded as compensation for 2016. During the year ended December 31, 2016, the Company recorded an aggregate charge to operations of $444,000 with respect to these stock options, or $222,000 per individual.

On January 17, 2017, each of James Sapirstein and Kathryn MacFarlane received options to purchase 25,000 shares of common stock of the Company at an exercise price of $3.90 per share which vested 25% on January 17, 2017 (date of the award), 25% on March 31, 2017, and 50% on June 30, 2017. The stock options were awarded as compensation for 2017. During the year ended December 31, 2017, the Company recorded an aggregate charge to operations of $92,678 with respect to these stock options, or $46,339 per individual.

On June 30, 2017, each of James Sapirstein and Kathryn MacFarlane received options to purchase 25,000 shares of common stock of the Company at an exercise price of $2.00 per share which vested immediately upon award. The stock options were awarded as compensation for 2017. During the year ended December 31, 2017, the Company recorded an aggregate charge to operations of $92,678 with respect to these stock options, or $46,339 per individual.

On December 9, 2017, each of James Sapirstein and Kathryn MacFarlane forgave $55,000 of accrued directors fees which represented accrued and unpaid directors fees through September 30, 2017 and which in the aggregate totaled $110,000. On December 9, 2017, each of James Sapirstein and Kathryn MacFarlane received options to purchase 38,114 shares of common stock of the Company at an exercise price of $1.45 which vested immediately. During the year ended December 31, 2017, the Company recorded an aggregate charge to operations of $106,490 with respect to these options or $53,245 per individual.

Director Summary Compensation Table

The following table shows the compensation received by the non-employee members of our board of directors for the year ended December 31, 2017. Directors who are also employees/officers of the Company did not receive any additional compensation for services as a director.

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)	Option Awards ($)(1)	Total ($)
James Sapirstein	20,000	0	$137,053	$157,053
Kathryn MacFarlane	20,000	0	$137,053	$157,053

(1)	Value of option awards with respect to (i) 25,000 shares with an exercise price of $3.90, 25,000 shares with an exercise price of $2.00 and 38,114 shares with an exercise price of $1.45, both as described above.
(2)	$20,000 per individual was earned in 2017. Of the amount earned, but not paid in cash, $15,000 was forgiven by each of Mr. Sapirstein and Ms. MacFarlane on December 9, 2017 as part of a larger forgiveness of $55,000 each, which also included amounts from prior years, earned, but not paid in cash. Reflected in this table is the $20,000 earned net of the $15,000 forgiven.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of December 31, 2017, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers, and (iv) all of the Company’s executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of common stock indicated. In computing the number and percentage ownership of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of December 31, 2017 pursuant to options, warrants or other rights are considered as outstanding, while these shares are not considered as outstanding for computing the percentage ownership of any other person or group.

Directors, Officers and 5% Stockholders(1)	Number of Shares of Beneficial Ownership of Common Stock	Percent of Class
Arnold Lippa Family Trust of 2007(2)	1,108,846	28.5%

Robert N. Weingarten(3)	401,150	11.7%

John Safranek MD(4) 3508 Poppleton Avenue Omaha, NE 68105	258,415	8.4%

Big Rock LLC(5) 34 Page Street San Francisco, CA 94102	240,000	7.8%

Dariusz Naziek(6) 55 Hardwick Lane Wayne, NJ 07470	212,764	6.8%

DIRECTORS AND OFFICERS

James S. J. Manuso, Ph.D.(7)	1,199,857	28.6%

Jeff E. Margolis(8)	731,252	19.5%

Arnold S. Lippa, Ph.D.(9)	16,880	0.6%

James Sapirstein(10)	140,421	4.5%

Kathryn MacFarlane(11)	140,421	4.5%

Richard Purcell(12)	263,077	7.9%

All directors and officers as a group	2,491,908	48.2%

(1)	Except as otherwise indicated, the address of such beneficial owner is c/o RespireRx Pharmaceuticals Inc., 126 Valley Road, Suite C, Glen Rock, New Jersey 07452.

(2)	All of these holdings were acquired by Dr. Arnold Lippa and subsequently transferred to the Trust, or are held by an entity owned by the Trust. Dr. Lippa is neither the trustee nor the beneficiary of the Trust. Linda Lippa, his wife, is a beneficiary of the Trust.

(3)	Mr. Weingarten’s holdings include: (i) 46,153 shares of common stock, and (ii) options to acquire an additional 354,997 shares of common stock. Mr. Weingarten holds these shares and options indirectly through Resource One Group LLC, an entity he controls and well as individually.

(4)	Dr. Safranek’s holdings include 216,138 shares of common stock acquired in various private placement unit offerings, some of which shares of common stock are held jointly with his spouse. Also included in Dr. Safranek’s holdings are warrants to purchase 42,277 shares of common stock, also acquired in various private placement unit offerings. Excluded from Dr. Safranek’s holdings are warrants to purchase 195,000 shares of common stock due to certain blocker provisions prohibiting exercise of such warrant in part or in whole if such exercise were to increase the investor’s holding above 4.99%.

(5)	Big Rock LLC’s holdings include 240,000 shares of common stock, ultimately acquired after exchanging into the 2nd 2017 Unit Offering after initially participating in the 1st 2017 Unit Offering. Excluded from Big Rock LLC’s holding are warrants to purchase 240,000 shares of common stock due to certain blocker provisions prohibiting exercise of such warrant in part or in whole if such exercise were to increase the investor’s holding above 4.99%.

(6)	Dr. Nasiek’s holdings include 168,697 shares acquired by the conversion of Series G Convertible Preferred Stock or by exchange of his Convertible Note and the related Warrant and Extension Warrant and by exchange in respect to the 2015 unit offering. Dr. Nasiek also holds 44,067 warrants. Some of Dr. Nasiek’s holdings are owned jointly with his spouse.

(7)	Dr. Manuso’s holdings include: 73,155 shares of common stock acquired in August 2015 and by exchange of warrants pursuant to an Exchange Agreement in respect to the 2015 Unit Offering as well as 1,077,032 options to acquire common stock and warrants to acquire 49,670 shares of common stock.

(8)	Mr. Margolis’s holdings other than his 6,993 incentive stock options and 25,000 non-qualified stock options were transferred to six trusts of which Mr. Margolis is the trustee of three of those trusts and Mr. Margolis’ spouse is the trustee of the other three trusts. In the aggregate, the holdings of the trusts include: (i) 46,565 shares of common stock, (ii) options to acquire an additional 679,842 shares of common stock, and (iii) the 4,845 warrants to purchase shares of common received as an owner of Aurora Capital LLC from the warrants Aurora received as a placement agent in the sale of the Company’s Common Stock and Warrant Financing.

(9)	Dr. Lippa’s holdings include: (i) 598 shares of common stock, and (ii) 15,482 warrants to purchase shares of common stock. In addition, Dr. Lippa no longer beneficially owns many of the shares of the Company that were initially awarded to him because he has transferred these shares into family trusts, of which he is neither the trustee nor the beneficiary, including the Arnold Lippa Family Trust of 2007 as noted in footnote 2 above. In addition, Dr. Lippa has been awarded options to acquire an additional 15,385 shares of common stock which have been assigned to another family trust for the benefit of other family members. Dr. Lippa is neither the trustee nor the beneficiary of that trust.

(10)	Dr. Sapirstein’s holdings include: (i) 6,153 shares of common stock, and (ii) options to purchase 134,268 shares of common stock.

(11)	Dr. MacFarlane’s holdings include: (i) 6,153 shares of common stock, and (ii) options to purchase 134,268 shares of common stock.

(12)	Dr. Purcell’s holdings include: (i) 6,153 shares of common stock, and (ii) options to purchase 256,294 shares of common stock.

The Company is not aware of any arrangements that may at a subsequent date result in a change of control of the Company.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2017. In March 2014, the Company’s stockholders approved, by written consent, the Cortex Pharmaceuticals, Inc. 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan, filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 24, 2014, which provides for the issuance of equity and equity derivative securities such as options. On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan, filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2015, which similarly provides for the issuance of equity and equity derivative securities such as options. The Company amended the 2015 Stock and Stock Option Plan on March 31, 2016 and January 17, 2017 and filed descriptions of such amendments on the Company Current Report on Form 8-K on April 6, 2016 and January 23, 2017, respectively. The Company amended the 2015 Stock and Stock Option Plan on December 9, 2017 and filed descriptions of such amendments on the Company Current Report on Form 8-K on December 14, 2017. The amendments discussed above primarily increased the number of shares available under the Plan as approved by the board of directors, with the latest amendment expanding the plan to 6,985,260 shares. The Company has not presented, nor does it intend to present, the 2015 Stock and Stock Option Plan to shareholders for approval.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	61,792	(1)(4)	$16.250	63,245

Equity compensation plans not approved by security holders	3,881,104	(2)(3)(4)(5)	$3.343	3,059,812

Total	3,942,896		$3.545	3,123,057

(1)	On July 17, 2014, the Board of Directors of the Company awarded stock options to purchase a total of 46,155 shares of common stock of the Company, consisting of options for 15,385 shares to each of the Company’s three executive officers, Dr. Arnold S. Lippa, Jeff E. Margolis and Robert N. Weingarten, who were also all of the directors of the Company at that time. The stock options were awarded as compensation for those individuals through December 31, 2014. The stock options vested in three equal installments on July 17, 2014 (at issuance), September 30, 2014, and December 31, 2014, and expire on July 17, 2019. The exercise price of the stock options was established on the grant date at $16.25 per share, as compared to the closing market price of the Company’s common stock on such date of $14.30 per share, reflecting an exercise price premium of $1.95 per share or 13.6%. These awards were made under the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan.

(2)	On June 30, 2015, the Company issued fully-vested stock options to purchase 87,913 shares of common stock exercisable at $5.6875 per share for a period of five years in partial payment of an obligation to its current law firm. This issuance was made under the Company’s 2015 Stock and Stock Option Plan.

(3)	On June 30, 2015, the Board of Directors of the Company awarded stock options to purchase a total of 169,232 shares of common stock, consisting of options for 46,154 shares to each of the Company’s then three executive officers, Dr. Arnold S. Lippa, Jeff E. Margolis and Robert N. Weingarten, and options for 6,154 shares to each of five other individuals who are members of management, the Company’s Scientific Advisory Board, or independent members of the Board of Directors. The stock options were awarded as partial compensation for those individuals through December 31, 2015. The stock options vested 50% on June 30, 2015 (at issuance), 25% on September 30, 2015 and 25% on December 31, 2015, and will expire on June 30, 2022. The exercise price of the stock options was established on the grant date at $8.125 per share, as compared to the closing market price of the Company’s common stock on such date of $5.6875 per share, reflecting an exercise price premium of $2.4375 per share or 42.9%. These awards were made under the Company’s 2015 Stock and Stock Option Plan.

(4)	On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso to be its new President and Chief Executive Officer. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded Mr. Manuso stock options to purchase a total of 261,789 shares of common stock, of which options for 246,154 shares were granted pursuant to the Company’s 2015 Stock and Stock Option Plan and options for 15,635 shares were granted pursuant to the Company’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan. The stock options vested 50% on August 18, 2015 (at issuance), 25% on February 18, 2016 and 25% on August 18, 2016, and will expire on August 18, 2025. The exercise price of the stock options was established on the grant date at $6.396 per share, which is equal to the simple average of the most recent four full trading weeks, weekly Volume Weighted Average Prices (“VWAPs”) of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $6.6883 per share.

(5)	On August 18, 2015, the Company entered into employment agreements with Dr. Arnold S. Lippa, its new Chief Scientific Officer, Robert N. Weingarten, its Vice President and Chief Financial Officer, and Jeff E. Margolis, its Vice President, Treasurer and Secretary. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded to each of those officers stock options to purchase a total of 30,770 shares of common stock pursuant to the Company’s 2015 Stock and Stock Option Plan. The stock options vested 25% on December 31, 2015, 25% on March 31, 2016, 25% on June 30, 2016 and 25% on September 30, 2016, and will expire on August 18, 2022. The exercise price of the stock options was established on the grant date at $6.396 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by OTC IQ, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $6.6883 per share.

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

On March 31, 2016, the Board of Directors of the Company awarded stock options for 81,539 shares of common stock to Dr. James S. Manuso, President and Chief Executive Officer and 73,847 to each of Arnold S. Lippa, Robert N. Weingarten and Jeff E. Margolis, all executive officers as described above. All four individuals are also members of the Board of Directors. The stock options were awarded as compensation for the year 2016. In addition, on that date, Board of Directors of the Company awarded stock options for 30,770 shares of common stock to the two independent members of the Board of Directors, stock options for 61,539 to a service provider who is an executive officer of the Company, but not a member of the Board of Directors as compensation for services for the year 2016, and additional stock options were awarded for 96,298 shares of common stock to other service providers. These stock options were awarded as partial or full payment for services. All stock options that were awarded on March 31, 2016 vested 25% upon issuance and 25% on each of June 30, 2016, September 30, 2016 and December 31, 2016. All stock options awarded on March 31, 2016 have an exercise price of $7.3775 per share of common stock and expire on March 31, 2021. The exercise price of $7.3775 as compared to the closing market price of the Company’s common stock on March 31, 2016 of $7.3669 represents a premium of 0.14%. All of these options were awarded pursuant to the Company’s 2015 Stock and Stock Option Plan.

On September 2, 2016 and September 12, 2016, pursuant to the Company’s 2015 Stock and Stock Option Plan, stock options for 9,830 shares of common stock were awarded to two service providers and vested immediately upon issuance. Stock options for 7,222 shares of common stock have an exercise price of $4.50 per share and stock options for 2,608 shares have an exercise price of $5.75.

On January 17, 2017, pursuant to the Company’s 2015 Stock and Stock Option Plan, stock options for 395,000 shares of common stock were awarded to four executive officers, two independent directors, one additional officer, and ten service providers, all of which vested 25% upon award on January 17, 2017, 25% on March 31, 2017 and 50% on June 30, 2017. The stock options for all 395,000 shares of common stock had an exercise price of $3.90 per share.

On June 30, 2017, pursuant to the Company’s 2015 Stock and Stock Option Plan, stock options for 285,000 shares of common stock were awarded to three executive officers, two independent directors, one additional officer, and three service providers, all of which vested upon award on June 30, 2017. The stock options for all 285,000 shares of common stock had an exercise price of $2.00 per share.

On July 26, 2017, pursuant to the Company’s 2015 Stock and Stock Option Plan, a stock option for 25,000 shares were awarded to Jeff E. Margolis, the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary and a director, which vested 25% upon award on July 26, 2017, 25% on September 30, 2017 and 50% on December 31, 2017. The stock option for the 25,000 shares of common stock had an exercise price of $2.00 per share.

On July 28, 2017, pursuant to the Company’s 2015 Stock and Stock Option Plan, stock options for 34,000 shares were awarded to two service providers. Options with respect to 9,000 shares of common stock vested one-third upon award on July 28, 2017, one-third on August 31, 2017 and one-third on September 30, 2017. Options with respect to 25,000 shares of common stock vested 20% on each of August 31, 2017, September 30, 2017, October 31, 2017, November 30, 2017 and December 31, 2017. The stock options on all 34,000 shares of common stock had an exercise price of $1.35 per share.

On December 9, 2017, pursuant to the Company’s 2015 Stock and Stock Option Plan, stock options for 1,949,418 shares were awarded to four executive officers, one former executive officer, two independent directors, one additional officer, and two service providers, all of which vested immediately upon award. The stock options for 1,849,418 shares of common stock were issued to individuals and one entity that had, on the same date, forgiven $2,668,718 of accrued compensation and related costs and other accounts payable. The stock option for 100,000 shares was a bonus to the additional officer. All stock options for 1,949,418 shares of common stock had an exercise price of $1.45 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

As of December 31, 2017, James Sapirstein, RPh., M.B.A. and Kathryn MacFarlane, PharmD. were “independent directors”, as that term is defined under Section 803 of the NYSE Amex Company Guide. As noted above, as of December 31, 2017, all of the functions of the Audit, Compensation and Governance and Nominations Committees were being performed by the full board of directors.

Transactions with Related Persons

In 2016, the Company engaged in certain transactions with Arnold S. Lippa, our Chairman and Chief Scientific Officer, and certain of his affiliates, and James S. Manuso, our Chief Executive Officer. These transactions have been previously disclosed and are discussed in and Note 1 to our consolidated financial statements for the years ended December 31, 2017 and 2016—Organization and Business Operations—Going Concern and Note 4 to our consolidated financial statements for the years ended December 31, 2017 and 2016—Notes Payable—Advances and Notes Payable to Officers.

In connection with 1st 2017 Unit Offering, Aurora Capital LLC (“Aurora”) served as a placement agent and earned $20,000 fees and 8,000 placement agent common stock warrants. The 1st 2017 Unit Offering is discussed in greater retail in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Common Stock and Warrant Financings. The fees were unpaid as of December 31, 2017 and have been accrued in accounts payable and accrued expenses and charged against Additional paid-in capital as of March 31, 2017, June 30, 2017 and September 30, 2017 and December 31, 2017. The placement agent common stock warrants were valued at $27,648 and were accounted for in Additional paid-in capital as of March 31, 2017 and remain valued at that amount as of December 31, 2017.

Item 14. Principal Accountant Fees and Services

Haskell & White LLP, acted as our independent registered public accounting firm for the fiscal years ended December 31, 2016 and 2017 and for the interim periods in such fiscal years. The following table shows the approximate fees that were incurred by us for audit and other services provided by Haskell & White LLP in fiscal 2016 and 2017.

	2016	2017
Audit Fees(1)	$65,250	$81,070
Audit-Related Fees(2)	2,560	2,250
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$67,810	$83,320

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings.

(2)	Audit-related fees, if any, represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees” and, in 2016, for services performed in connection with an S-8 registration statement and our proxy statement in respect to our reverse stock split.

(3)	Tax fees, if any, represent fees for professional services related to tax compliance, tax advice and tax planning.

(4)	All other fees, if any, represent fees for products and services rendered by our independent registered accounting firm other than those listed above.

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

A list of exhibits required to be filed as a part of this Annual Report on Form 10-K is set forth in the Exhibit Index, which is presented elsewhere in this document and incorporated herein by reference.

Item 16. Form 10-K Summary

Not applicable

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

RespireRx Pharmaceuticals Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RespireRx Pharmaceuticals Inc. and Subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses, negative cash flows from operations, has limited capital resources, and a net stockholders’ deficiency. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2004.

/s/ HASKELL & WHITE LLP

Irvine, California

April 17, 2018

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$84,902	$92,040
Advance payment on research contract	48,912	48,912
Prepaid expenses, including current portion of long-term prepaid insurance of $14,945 at December 31, 2017 and 2016	42,897	54,724

Total current assets	176,711	195,676
Equipment, net of accumulated depreciation of $20,897 and $15,730 at December 31, 2017 and 2016, respectively	-	5,167
Long-term prepaid insurance, net of current portion of $14,945 at December 31, 2017 and 2016	18,059	33,004

Total assets	$194,770	$233,847

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including $228,939 and $194,066 payable to related parties at December 31, 2017 and 2016, respectively	$2,922,013	$2,494,729
Accrued compensation and related expenses	479,300	1,944,559
Convertible notes payable, currently due and payable on demand, including accrued interest of $98,646 and $62,616 at December 31, 2017 and 2016, respectively, (of which $91,028, including accrued interest of $25,028, was deemed to be in default at December 31, 2017) (Note 4)	374,646	338,616
Note payable to SY Corporation, including accrued interest of $267,335 and $219,362 at December 31, 2017 and 2016, respectively (payment obligation currently in default – Note 4)	583,827	594,007
Notes payable to officers, including accrued interest of $26,538 and $11,018 at December 31, 2017 and 2016, respectively (Note 4)	181,738	166,218
Non-permanent equity (Note 6)	-	185,000
Other short-term notes payable	8,630	4,095

Total current liabilities	4,550,154	5,727,224

Commitments and contingencies (Note 9)

Stockholders’ deficiency: (Note 6)
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.00030 common shares per Series B share: 11	21,703	21,703
Common stock, $0.001 par value; shares authorized: 65,000,000; shares issued and outstanding: 3,065,261 and 2,149,045 at December 31, 2017 and 2016, respectively (Note 1)	3,065	2,149
Additional paid-in capital	157,422,110	151,993,550
Accumulated deficit	(161,802,262)	(157,510,779)

Total stockholders’ deficiency	(4,355,384)	(5,493,377)

Total liabilities and stockholders’ deficiency	$194,770	$233,847

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016

Operating expenses:
General and administrative, including $1,846,947 and $4,198,750 to related parties for the years ended December 31, 2017 and 2016, respectively	$2,515,846	$5,295,683
Research and development, including $1,132,604 and $1,646,092 to related parties for the years ended December 31, 2017 and 2016, respectively	1,731,565	3,176,207

Total operating costs and expenses	4,247,411	8,471,890

Loss from operations	(4,247,411)	(8,471,890)

Gain on settlements with service providers	-	1,076
Fair value of inducement cost to effect exchange of convertible notes payable for common stock	-	(188,274)
Interest income	-	8
Interest expense, including $15,519 and $151,958 to related parties for the years ended December 31, 2017 and 2016, respectively	(102,225)	(586,346)
Foreign currency transaction gain	58,153	15,666

Net loss	(4,291,483)	(9,229,760)

Adjustment related to Series G 1.5% Convertible Preferred Stock:
Dividends on Series G 1.5% Convertible Preferred Stock	-	(1,165)

Net loss attributable to common stockholders	$(4,291,483)	$(9,230,925)

Net loss per common share - basic and diluted	$(1.77)	$(4.95)

Weighted average common shares outstanding - basic and diluted	2,418,271	1,864,045

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

Years Ended December 31, 2017 and 2016

	Series B		Series G 1.5%
	Convertible		Convertible
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance, December 31, 2015	37,500	$21,703	258.6	$258,566	1,507,221	$1,507	$145,135,869	$(148,279,854)	$(2,862,209)
Sale of common stock units in private placement	-	-	-	-	173,287	173	494,812	-	494,985
Reclassification to non-permanent equity							(185,000)		(185,000)
Costs incurred in connection with sale of common stock units	-	-	-	-	-	-	(7,429)	-	(7,429)
Common stock issued in connection with convertible notes payable exchange transactions	-	-	-	-	101,508	102	577,227	-	577,329
Common stock issued in connection with unit exchanges	-	-	-	-	108,594	109	529,285	-	529,394
Common stock issued to service provider	-	-	-	-	16,453	16	96,234	-	96,250
Fair value of common stock options issued for compensation and fees	-	-	-	-	-	-	4,733,974	-	4,733,974
Fair value of common stock options issued to service provider in partial settlement of accounts payable	-	-	-	-	-	-	31,174	-	31,174
Fair value of common stock warrants issued as additional consideration in connection with loans from officers	-	-	-	-	-	-	140,939	-	140,939
Fair value of inducement cost to effect conversion of convertible notes payable into common stock	-	-	-	-	-	-	188,274	-	188,274
Dividends on Series G 1.5% Convertible Preferred Stock	-	-	1.1	1,165	-	-	-	(1,165)	-
Mandatory conversion of Series G 1.5% Convertible Preferred Stock	-	-	(259.7)	(259,731)	242,173	242	259,489	-	-
Cash payment in lieu of fractional shares resulting from reverse stock split	-	-	-	-	(191)	(0)	(1,298)	-	(1,298)
Net loss	-	-	-	-	-	-	-	(9,229,760)	(9,229,760)
Balance, December 31, 2016	37,500	$21,703	-	$-	2,149,045	$2,149	$151,993,550	$(157,510,779)	$(5,493,377)
Sale of common stock units in private placement					544,500	$544	$ 753, 956		754,500
Placement Agent fees associated with sale of common stock units in private placement							$(20,000)		$(20,000)
Common stock issued in connection with unit exchanges					371,716	$372	$(372)		-
Fair value of common stock options issued for compensation and fees							$4,509,976		$4,509,976
Reclassification of non-permanent equity							$185,000		$185,000
Net loss								$(4,291,483)	$(4,291,483)
Balance at December 21, 2017	37,500	$21,703	-	$-	3,065,261	$3,065	$157,422,110	$(161,802,262)	$(4,355,384)

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(4,291,483)	$(9,229,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,167	6,954
Amortization of debt discounts (including beneficial conversion feature) related to convertible notes payable	-	226,433
Write-off of unamortized debt discounts (including beneficial conversion feature) related to exchange of convertible notes payable for common stock	-	116,499
Fair value of inducement cost to effect exchange of convertible notes payable for common stock	-	188,274
Fair value of warrants issued as additional consideration in connection with loans from officers	-	140,939
Gain from settlement(s) -
With service providers	-	(1,076)
Stock-based compensation and fees included in -
General and administrative expenses	2,966,420	3,391,848
Research and development expenses	1,543,556	1,342,126
Foreign currency transaction gain	(58,153)	(15,666)
Changes in operating assets and liabilities:
(Increase) decrease in -
Advance on research contract	-	(48,912)
Prepaid expenses	26,772	(10,635)
Increase (decrease) in -
Accounts payable and accrued expenses	476,449	1,228,816
Accrued compensation and related expenses	(1,465,259)	1,234,150
Accrued interest payable	99,522	101,326
Net cash used in operating activities	(697,009)	(1,328,684)

Cash flows from financing activities:
Proceeds from sale of common stock units	754,500	494,985
Proceeds from warrant exchange transactions	-	762,240
Proceeds from issuance of notes payable to officers	-	155,200
Principal paid on other short-term notes payable	(64,629)	(39,602)
Cash payments in lieu of fractional common shares resulting from reverse stock split	-	(1,298)
Cash payments made for costs incurred in connection with the sale of common stock units	-	(4,000)
Net cash provided by financing activities	689,871	1,367,525

Cash and cash equivalents:
Net increase (decrease)	(7,138)	38,841
Balance at beginning of period	92,040	53,199
Balance at end of period	$84,902	$92,040

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended December 31,
	2017	2016

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$2,608	$1,133
Income taxes	$-	$-

Non-cash financing activities:
Dividends on Series G 1.5% Convertible Preferred Stock	$-	$1,165
Deferred financing costs charged to additional paid-in capital	$-	$3,429
Short-term note payable issued in connection with financing of directors and officers insurance policy	$59,857	$40,016
Short-term note payable issued in connection with financing of clinical trial and other office insurance policies	$9,307	$-
Stated value of Series G 1.5% Convertible Preferred Stock converted into common stock	$-	$259,731
Fair value of common stock issued to service provider	$-	$96,250
Fair value of common stock options issued to service providers	$-	$31,174
Convertible notes payable, including accrued interest of $40,983, extinguished in common stock exchange transactions	$-	$344,483
Accrual of fees payable to placement agent in connection with the sale common stock units	$20,000	$-
Fair value of common stock warrants issued to placement agent in connection with the sale of common stock units	$27,648	$-
Reclassification of non-permanent equity	$185,000	$-

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

THE NOTES IS THIS DRAFT HAVE BEEN COMPLETED THROUGH THE END OF NOTE 4 (NOTES)

ON PAGE 30 OF 55 (BALANCE TO BE SUPPLIED IN DRAFT 5b THIS EVENING)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017 and 2016

1. Organization and Basis of Presentation

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

In August 2012, RespireRx acquired Pier Pharmaceuticals, Inc. (“Pier”), which is now its wholly-owned subsidiary.

Basis of Presentation

The consolidated financial statements are of RespireRx and its wholly-owned subsidiary, Pier (collectively referred to herein as the “Company,” unless the context indicates otherwise), as of December 31, 2017 and for each of the years ended December 31, 2017 and 2016.

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

2. Business

RespireRx is developing dronabinol, a synthetic derivative of a naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC or Δ9-tetrahydrocannabinol, for the treatment of Obstructive Sleep Apnea (“OSA”), a serious respiratory disorder that impacts an estimated 30 million people in the United States. OSA has been linked to increased risk for hypertension, heart failure, depression, and diabetes, and has an annual economic cost of $162 billion according to the American Academy of Sleep Medicine. There are no approved drug treatments for OSA.

RespireRx holds the exclusive world-wide license to a family of patents for the use of cannabinoids, including dronabinol, in the treatment of sleep disordered breathing from the University of Illinois at Chicago (“UIC”). In addition, RespireRx has several extensions and pending applications that, if issued, will extend patent protection for over a decade. With approximately $5 million in funding from the National Heart, Lung and Blood Institute of the National Institutes of Health, UIC recently completed a Phase 2B multi-center, double-blind, placebo-controlled clinical trial of dronabinol in patients with OSA. Entitled Pharmacotherapy of Apnea with Cannabimimetic Enhancement (“PACE”), this study replicated an earlier Phase 2A RespireRx sponsored clinical trial and demonstrated statistically significant improvements in respiration, daytime sleepiness, and patient satisfaction after administration of dronabinol. The results from PACE were published in the journal Sleep Vol. 41. No. 1, 2018.

RespireRx believes that the most direct route to commercialization is to proceed directly to a Phase 3 pivotal trial using the currently available dronabinol formulation (2.5, 5 and 10 mg gel caps) and to then commercialize a RespireRx branded dronabinol capsule (“RBDC”).

There are also numerous opportunities for reformulation of dronabinol to produce a second generation proprietary, branded product for the treatment of OSA with an improved profile. Therefore, simultaneous with the development of the RBDC, RespireRx plans to develop a proprietary dronabinol formulation to optimize the dose and duration of action for treating OSA.

RespireRx initiated its dronabinol program when it acquired 100% of the issued and outstanding equity securities of Pier effective August 10, 2012 pursuant to an Agreement and Plan of Merger. Pier was formed in June 2007 (under the name SteadySleep Rx Co.) as a clinical stage pharmaceutical company to develop a pharmacologic treatment for OSA and had been engaged in research and clinical development activities.

Prior to the merger, Pier conducted a 21 day, randomized, double-blind, placebo-controlled, dose escalation Phase 2 clinical study in 22 patients with OSA, in which dronabinol produced a statistically significant reduction in the Apnea-Hypopnea Index, the primary therapeutic end-point, and was observed to be safe and well tolerated.

Through the merger, RespireRx gained access to a 2007 Exclusive License Agreement (as amended, the “Old License”) that Pier had entered into with the University of Illinois on October 10, 2007. The Old License covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids, including dronabinol, for the treatment of sleep-related breathing disorders (including sleep apnea).

Dronabinol is a Schedule III, controlled generic drug with a relatively low abuse potential that is approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of AIDS-related anorexia and chemotherapy-induced emesis. The use of dronabinol for the treatment of OSA is a novel indication for an already approved drug and, as such, the Company believes that it would only require approval by the FDA of a 505(b)(2) new drug application, an efficient regulatory pathway.

The Old License was terminated effective March 21, 2013, due to the Company’s failure to make a required payment. Subsequently, current management opened negotiations with the University of Illinois, and as a result, the Company entered into a new license agreement (the “2014 License Agreement”) with the University of Illinois on June 27, 2014, the material terms of which were similar to the Old License.

Similar to the Old License, the 2014 License Agreement grants the Company, among other provisions, exclusive rights: (i) to practice certain patents and patent applications, as defined in the 2014 License Agreement, that are held by the University of Illinois; (ii) to identify, develop, make, have made, import, export, lease, sell, have sold or offer for sale any related licensed products; and (iii) to grant sub-licenses of the rights granted in the 2014 License Agreement, subject to the provisions of the 2014 License Agreement. The Company is required under the 2014 License Agreement, among other terms and conditions, to pay the University of Illinois a license fee, royalties, patent costs and certain milestone payments.

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

The Company owns patents and patent applications, or the rights thereto, for certain families of chemical compounds, including ampakines, which claim the chemical structures, their actions as ampakines and their use in the treatment of various disorders. Patents claiming a family of chemical structures, including CX1739 and CX1942, as well as their use in the treatment of various disorders extend through at least 2028. Additional patents claiming a family of chemical structures, including CX717, as well as their use in the treatment of various disorders expired in 2017 in the U.S. and will expire in 2018 internationally.

In 2011, RespireRx conducted a re-evaluation of its strategic focus and determined that clinical development in the area of respiratory disorders, particularly sleep apnea and drug-induced respiratory depression, provided the most cost-effective opportunities for potential rapid development and commercialization of RespireRx’s compounds. Accordingly, RespireRx narrowed its clinical focus at that time and sidelined other avenues of scientific inquiry. This re-evaluation provided the impetus for RespireRx’s acquisition of Pier in August 2012, as described above.

The Company has continued to implement this strategic focus, notwithstanding a change in management in March 2013, and has continued its efforts to obtain the capital necessary to fund the clinical activities. As a result of the Company’s scientific discoveries and the acquisition of strategic, exclusive license agreements, management believes that the Company is now a leader in developing drugs for respiratory disorders, particularly sleep apneas and drug-induced respiratory depression which is a form of apnea.

On May 8, 2007, RespireRx entered into a license agreement, as subsequently amended, with the University of Alberta granting RespireRx exclusive rights to method of treatment patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. These patents, along with RespireRx’s own patents claiming chemical structures, comprise RespireRx’s principal intellectual property supporting RespireRx’s research and clinical development program in the use of ampakines for the treatment of respiratory disorders. RespireRx has completed pre-clinical studies indicating that several of its ampakines, including CX717, CX1739 and CX1942, were efficacious in treating drug induced respiratory depression caused by opioids or certain anesthetics without offsetting the analgesic effects of the opioids or the anesthetic effects of the anesthetics. In two clinical Phase 2 studies, one of which was published in a peer-reviewed journal, CX717, a predecessor compound to CX1739 and CX1942, antagonized the respiratory depression produced by fentanyl, a potent narcotic, without affecting the analgesia produced by this drug. In addition, RespireRx has conducted a Phase 2A clinical study in which patients with sleep apnea were administered CX1739, RespireRx’s lead clinical compound. The results suggested that CX1739 might have use as a treatment for central sleep apnea (“CSA”) and mixed sleep apnea, but not obstructive OSA.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $4,291,483 and $9,229,760 and had negative operating cash flows of $697,009 and $1,328,684 for the fiscal years ended December 31, 2017 and 2016, respectively. The Company also had a stockholders’ deficiency of $4,355,384 at December 31, 2017, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2017, has expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

The authoritative guidance with respect to fair value of financial instruments established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels, and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. Disclosure as to transfers into and out of Levels 1 and 2, and activity in Level 3 fair value measurements, is also required.

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

Capitalized Financing Costs

The Company presents debt issuance costs related to a debt liability in its consolidated balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts.

Series G 1.5% Convertible Preferred Stock

The shares of Series G 1.5% Convertible Preferred Stock (“Series G Preferred Stock”) (including accrued dividends) issued in 2014 were mandatorily convertible into common stock at a fixed conversion rate on April 17, 2016 (if not converted earlier) and provided no right to receive a cash payment. There were no shares of Series G Preferred Stock outstanding at any time in 2017. There were $1,165 of accrued dividends in respect to the Series G Preferred Stock for the year ended December 31, 2016. All Series G Preferred Stock, including accrued dividends, that had not been earlier converted, was mandatorily converted to the Company’s common stock, par value $0.001 on April 17, 2016.

Convertible Notes Payable

Original Issuance of Notes and Warrants

The convertible notes sold to investors in 2014 and 2015, which aggregated a total of $579,500, had a fixed interest rate of 10% per annum and are convertible into common stock at a fixed price of $11.3750 per share. The convertible notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The warrants to purchase 50,945 shares of common stock issued in connection with the sale of the convertible notes were exercisable at a fixed price of $11.3750 per share, provided no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The Company determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

The maturity date of the notes was extended to September 15, 2016 and included the issuance of 27,936 additional warrants to purchase common stock, exercisable at $11.375 per share of common stock.

Note Exchange Agreements

During April and May 2016, the Company entered into Note Exchange Agreements with certain note holders, including one then non-officer/director affiliate, as described below, representing an aggregate of $303,500 of principal amount of the convertible notes (out of a total of $579,500 of original principal amount of the convertible notes payable). The Note Exchange Agreements were substantially similar and provided for the note holders to exchange their notes, original warrants and new warrants (collectively, the “Exchanged Securities”), plus cash, in exchange for shares of the Company’s common stock. In the aggregate, $344,483 of principal amount (which included accrued interest of $40,993) of the convertible notes, original warrants to purchase 26,681 shares of the Company’s common stock and New Warrants to purchase 14,259 shares of the Company’s common stock, plus an aggregate of $232,846 in cash, were exchanged for 101,508 shares of the Company’s common stock, with a total market value of $631,023 (average $6.2075 per share), which resulted in a credit to total stockholders’ deficiency of $577,329. All of the Exchanged Securities were cancelled as a result of the respective exchange transactions.

Among the executed Note Exchange Agreements, the Company entered into one Note Exchange Agreement with a then non-officer/director affiliate effective May 4, 2016 (the financial information with respect thereto is included in the summary paragraph presented above), pursuant to which this then affiliate exchanged $28,498 of principal amount (which included accrued interest of $3,498) of the convertible notes, original warrants to purchase 2,198 shares of the Company’s common stock and New Warrants to purchase 1,178 shares of the Company’s common stock, plus $19,200 in cash, in return for 8,386 shares of the Company’s common stock.

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

The fair value of the warrants subject to the Note Exchange Agreements was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	Before Warrant Modifications	After Warrant Modifications
Exercise price per warrant	$11.3750	$5.6875
Stock price	$ 5.8500 to $7.5400	$ 5.8500 to $7.5400
Risk-free interest rate	0.23%	0.23%
Expected dividend yield	0%	0%
Expected volatility	201.59%	201.59%
Expected life	4.4 to 4.5 months	0 months

2015 Unit Offering

Units sold to investors on August 28, 2015, September 28, 2015 and November 2, 2015 were comprised of one share of the Company’s common stock and one common stock purchase warrant to purchase two additional shares of the Company’s common stock. Units were sold for $6.83475 per unit and the warrants issued in connection with the units were exercisable at a fixed price $6.83475 per share of the Company’s common stock. The warrants provided no right to receive a cash payment and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The Company determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this unit financing. The aggregate gross proceeds of this unit financing were $1,194,710.

The closing market prices of the Company’s common stock on the transaction closing dates of August 28, 2015, September 28, 2015 and November 2, 2015 were $12.50, $8.1169 and $8.1169 respectively compared to the fixed unit price per unit and warrant exercise price per share of $6.83475.

Unit Exchange Agreements

During April and May 2016, the Company entered into Unit Exchange Agreements with certain warrant holders, including two affiliates, one of whom was Dr. Manuso, and the other of whom was then a non-officer/director affiliate, both as described below. The Unit Exchange Agreements were substantially similar, and provided for the warrant holders to exchange (i) existing warrants to purchase an aggregate of 217,188 shares of the Company’s common stock (which were cancelled as a result of the respective exchange transactions), plus (ii) an aggregate of $529,394 in cash, in return for (i) an aggregate of 108,594 shares of the Company’s common stock, and (ii) new warrants to purchase an aggregate of 108,594 shares of the Company’s common stock. The new warrants have the same expiration date as the original warrants (September 30, 2020) and may be exercised for cash or on a cashless basis at $4.8750 per share.

Among the executed Unit Exchange Agreements, the Company entered into a Unit Exchange Agreement with Dr. Manuso effective April 6, 2016 (the financial information with respect thereto is included in the summary paragraph presented above), pursuant to which Dr. Manuso exchanged a warrant to purchase 73,156 shares of the Company’s common stock that was originally issued to him in the Company’s August 28, 2015 unit offering (which warrant was cancelled as a result of the exchange transaction), plus $178,317 in cash, in return for 36,578 shares of the Company’s common stock and the issuance of a new warrant to purchase 36,578 shares of the Company’s common stock. The new warrant has the same expiration date as the original warrant (September 30, 2020) and may be exercised for cash or on a cashless basis at $4.8750 per share. The closing market price of the Company’s common stock on April 6, 2016 was $7.7675 per share.

Among the executed Unit Exchange Agreements, the Company also entered into Unit Exchange Agreements (which are included in the summary paragraph above) with a then non-officer/director affiliate (and his affiliate) effective May 4, 2016 (the financial information with respect thereto is included in the summary paragraph presented above), pursuant to which this then affiliate exchanged warrants to purchase 88,132 shares of the Company’s common stock that were originally issued to the then affiliate in the Company’s August 28, 2015 unit offering (which were cancelled as a result of the exchange transaction), plus $214,822 in cash, in return for 44,066 shares of the Company’s common stock and the issuance of new warrants to purchase 44,066 shares of the Company’s common stock. The new warrants have the same expiration date as the original warrants (September 30, 2020) and may be exercised for cash or on a cashless basis at $4.8750 per share. The closing market price of the Company’s common stock on May 4, 2016 was $5.8500 per share.

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

The fair value of the warrants subject to the Unit Exchange Agreements was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	Before Warrant Modifications	After Warrant Modifications
Exercise price per warrant	$6.8348	$4.8750
Stock price	$ 5.8500 to $7.7675	$ 5.8500 to $7.7675
Risk-free interest rate	1.12%	0.23 % and 1.12%
Expected dividend yield	0%	0%
Expected volatility	201.59%	201.59%
Expected life	4.4 to 4.5 years	0 years to 4.5 years

1st 2016 Unit Offering

Units were sold to investors from January 8, 2016 through June 30, 2016. These units were comprised of one share of the Company’s common stock and one common stock purchase warrant to purchase two additional shares of the Company’s common stock. Units were sold for $7.2085 per unit and the warrants issued in connection with the units were exercisable at a fixed price $7.93 per share of the Company’s common stock. The warrants provided no right to receive a cash payment and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The warrants contained a cashless exercise provision and certain blocker provisions preventing exercise during periods of time when the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock if such exercise were to occur. The Company determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this unit financing. The aggregate gross proceeds of this unit financing were $307,985.

The closing market prices of the Company’s common stock on the transaction closing dates ranging from January 8, 2016 through June 30, 2016, ranged from a low of $3.4416 on February 9, 2016 to a high of $9.7403 on February 29, 2016.

2nd 2016 Unit Offering

On December 29, 2016 and December 30, 2016, the Company sold units to investors for aggregate gross proceeds of $185,000, comprised of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock. Units were sold for $1.42 per unit and the warrants issued in connection with the units were exercisable through December 31, 2021 at a fixed price $1.562 per share of the Company’s common stock. The warrants contained a cashless exercise provision and certain blocker provisions preventing exercise if the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock as a result of such exercise. The warrants were also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 200% or more of the unit purchase price for any five (5) consecutive trading days. The investors were not affiliates of the Company. Investors received an unlimited number of piggy-back registration rights. The investors also received an unlimited number of exchange rights to exchange such investor’s entire investment (and not less than the entire investment) into subsequent offerings of the Company until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing was 1.2 times the amount of the original investment. Under certain circumstances, the ratio might have been 1.4 instead of 1.2. The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification (ASC) 815 and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and that the warrants and exchange right should be accounted for with the host instrument. The Company then looked to how the host instrument should be classified and determined that it could not, at that time, be classified as permanent equity as there was a potential that the Unit investment amount could be exchanged for debt (convertible or otherwise) or for redeemable preferred stock. Since the exchange right expired within one year, the Company concluded that the Unit investment would be appropriately classified as a current liability. The closing market prices of the Company’s common stock on December 29, 2016 and December 30, 2016 were $2.85 and $2.80 respectively.

1st 2017 Unit Offering

On March 10, 2017 and March 28, 2017, the Company sold units to investors for aggregate gross proceeds of $350,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock (the “1st 2017 Unit Offering”). Units were sold for $2.50 per unit and the warrants issued in connection with the units were exercisable through December 31, 2021 at a fixed price $2.75 per share of the Company’s common stock. The warrants contained a cashless exercise provision and certain blocker provisions preventing exercise if the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock as a result of such exercise. The warrants were also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 200% or more of the unit purchase price for any five (5) consecutive trading days. The investors were not affiliates of the Company. Investors received an unlimited number of piggy-back registration rights. Investors also received an unlimited number of exchange rights, which were options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights were effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing was 1.2 times the amount of the original investment. Under certain circumstances, the ratio might have been 1.4 instead of 1.2. The exchange right did not permit the investors to exchange into a debt offering or into redeemable preferred stock, therefore, unlike the 2nd 2016 Unit Offering, the 2017 Unit Offering resulted in the issuance of permanent equity. The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification Topic (ASC) 815 and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and that the warrants and exchange right should be accounted for with the host instrument. The closing market prices of the Company’s common stock on March 10, 2017 and March 28, 2017 were $4.05 and $3.80 respectively. In connection with this transaction, Aurora Capital LLC (“Aurora”) served as a placement agent and earned $20,000 fees and 8,000 placement agent common stock warrants associated with the closing of 1st 2017 Unit Offering. The fees were unpaid as of December 31, 2017 and have been accrued in accounts payable and accrued expenses and charged against Additional paid-in capital as of March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017. The placement agent common stock warrants were valued at $27,648 and were accounted for in Additional paid-in capital as of March 31, 2017 and remain valued at that amount as of December 31, 2017. For additional information see Note 6.

On July 26, 2017, the Company’s Board approved an offering of securities conducted via private placement (the “2nd 2017 Unit Offering” discussed below) that, because of the terms of the 2nd 2017 Unit Offering as compared to the terms of the 2nd 2016 Unit offering and the 1st 2017 Unit Offering, resulted in an exchange of all of the units from the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering into equity securities of the Company in the 2nd 2017 Unit Offering by all of the investors in the 2nd 2016 Unit Offering and all of the investors in the 1st 2017 Unit Offering. Because all of the investors in the 2nd 2016 Unit Offering exchanged their units into the 2nd 2017 Unit Offering the current non-permanent equity liability as of December 31, 2016 has been reclassified in 2017 as permanent equity capital. Because the 1st 2017 Unit Offering and the 2nd 2017 Unit Offering were both originally accounted for as equity, a reclassification similar to the one effected with respect to the 2nd 2016 Unit Offering was not required.

2nd 2017 Unit Offering

On August 29, 2017, September 27, 2017, September 28, 2017, October 5, 2017, October 25, 2017, November 29, 2017, December 13, 2017, December 21, 2017, December 22, 2017 and December 29, 2017 the Company sold units to investors in the 2nd 2017 unit offering for aggregate gross proceeds of $404,500, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock. Units were sold for $1.00 per unit and the warrants issued in connection with the units are exercisable through September 29, 2022 at a fixed price $1.10 per share of the Company’s common stock. The warrants contain a cashless exercise provision and certain blocker provisions preventing exercise if the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock as a result of such exercise. The warrants are also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 250% or more of the unit purchase price for any five (5) consecutive trading days. Investors were non-affiliated purchasers. Investors also received an unlimited number of piggy-back registration rights. Investors received an unlimited number of exchange rights, which are options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing” as in the 1st 2017 Unit Offering). These exchange rights were effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017, and have therefore expired. The dollar amount used to determine the amount invested or exchanged into the subsequent financing would have been 1.2 times the amount of the original investment. Under certain circumstances, the ratio might have been 1.4 instead of 1.2. The exchange right did not permit the investors to exchange into a debt offering or into redeemable preferred stock, therefore, unlike the 2nd 2016 Unit Offering, the 2nd 2017 Unit Offering resulted in the issuance of permanent equity. All exchange rights have expired as of December 30, 2017. The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification Topic (ASC) 815, and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and that the warrants and exchange right should be accounted for with the host instrument. The closing market prices of the Company’s common stock on August 29, 2017, September 27, 2017, September 28, 2017, October 5, 2017, October 25, 2017, November 29, 2017, December 13, 2017, December 21, 2017, December 22, 2017 and December 29, 2017 were $1.00, $1.40, $1.40, $1.50, $0.80, $1.05, $1.45, $1.51, $1.45 and $1.14, respectively. There was no placement agent and therefore no fees associated with the 2nd 2017 Unit Offering. For additional information see Note 6.

The terms of the 2nd 2017 Unit Offering, as compared to the terms of the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering, resulted in an exchange of all of the units from each of the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering into equity securities of the 2nd 2017 Unit Offering. Because the 1st 2017 Unit Offering and the 2nd 2017 Unit Offering were both originally accounted for as equity, a reclassification similar to the 2nd 2016 Unit Offering was not required.

Equipment

Equipment is recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from three to five years.

Long-Term Prepaid Insurance

Long-term prepaid insurance represents the premium paid in March 2014 for directors and officers insurance tail coverage, which is being amortized on a straight-line basis over the policy period of six years. The amount amortizable in the ensuing twelve-month period is recorded as a current asset in the Company’s consolidated balance sheet at each reporting date.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including long-term prepaid insurance, for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable, but at least annually. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. The Company has not deemed any long-lived assets as impaired at December 31, 2017.

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

For stock options requiring an assessment of value during the year ended December 31, 2017, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	1.89% to 2.20%
Expected dividend yield	0%
Expected volatility	132.87% to 184.92%
Expected life	4.55 to 5 years

For stock options granted with a 10 year life, all of which vested immediately, the simple method of estimating the option life, which is the of the sum of the vesting period and the term of the option divided by 2 was used and resulted in the use of a 5 year estimated life when using the Black-Scholes option-pricing model.

For stock options requiring an assessment of value during the year ended December 31, 2016, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	0.87% to 1.93%
Expected dividend yield	0%
Expected volatility	173.87% to 202.51%
Expected life	3.9 to 5 years

The Company recognizes the fair value of stock-based compensation in general and administrative costs and in research and development costs, as appropriate, in the Company’s consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option and warrant exercises. There were no stock options exercised during the years ended December 31, 2017 and 2016.

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

As of December 31, 2017, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2017, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Research Grants

The Company recognizes revenues from research grants as earned based on the percentage-of-completion method of accounting and issues invoices for contract amounts billed based on the terms of the grant agreement. Amounts recorded under research grants in excess of amounts earned are classified as unearned grant revenue liability in the Company’s consolidated balance sheet. Grant receivable reflects contractual amounts due and payable under the grant agreement. Payments of grants receivable are based on progress reports provided to the grant provider by the Company.

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

On May 6, 2016, the Company made an advance payment to Duke University with respect to the Phase 2A clinical trial of CX1739. At December 31, 2017 and 2016, a balance of $48,912 remained from the advance payment.

License Agreements

Obligations incurred with respect to mandatory payments provided for in license agreements are recognized ratably over the appropriate period, as specified in the underlying license agreement, and are recorded as liabilities in the Company’s consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s consolidated statement of operations. Obligations incurred with respect to milestone payments provided for in license agreements are recognized when it is probable that such milestone will be reached and are recorded as liabilities in the Company’s consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s consolidated statement of operations. Payments of such liabilities are made in the ordinary course of business.

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred.

Comprehensive Income (Loss)

Components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company did not have any items of comprehensive income (loss) for the years ended December 31, 2017 and 2016.

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

At December 31, 2017 and 2016, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2017	2016
Series B convertible preferred stock	11	11
Convertible notes payable	32,941	29,768
Common stock warrants	1,464,415	540,198
Common stock options	3,996,167	1,307,749
Total	5,493,534	1,877,726

Reclassifications

Certain comparative figures in 2016 have been reclassified to conform to the current year’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 (ASU 2017-11), Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815). The relevant section for the Company is Tock 815 where it pertains to accounting for certain financial instruments with down round features. Until the issuance of this ASU, financial instruments with down round features required fair value measurement and subsequent changes in fair value were recognized in earnings. As a result of the ASU, financial instruments with down round features are no longer treated as a derivative liability measured at fair value. Instead, when the down round feature is triggered, the effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. For public entities, the ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period. The adoption of ASU 2017-11 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718).” The amendments in in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (i) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified, (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (iii) the classification off the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in this update are effective for annual periods beginning after December 15, 2017 and for interim periods within those annual periods and are not expected to have any impact on the Company’s financial statement presentation or disclosures.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” The amendments in this update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which we are required to apply for annual and interim periods beginning after December 15, 2017. Management’s current analysis is that the new guidelines currently will not substantially impact our revenue recognition. The adoption of the ASU is not expected to have any impact on the Company’s financial statement presentation or disclosure.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 requires, among other things, that all income tax effects of awards be recognized in the statement of operations when the awards vest or are settled. ASU 2016-09 also allows for an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and therefore is effective for this annual period. The adoption of ASU 2016-09 has not had a significant impact on the Company’s financial statement presentation or disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

4. Notes Payable

Convertible Notes Payable

The convertible notes sold to investors in 2014 and 2015, which aggregated a total of $579,500, had a fixed interest rate of 10% per annum and are convertible into common stock at a fixed price of $11.3750 per share. The convertible notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The warrants to purchase 50,945 shares of common stock issued in connection with the sale of the convertible notes were exercisable at a fixed price of $11.3750 per share, provided no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The Company determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

The maturity date of the notes was extended to September 15, 2016 and included the issuance of 27,936 additional warrants to purchase common stock, exercisable at $11.375 per share of common stock.

During the years ended December 31, 2017 and 2016, $0 and $129,857, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the New Warrants and extension of the original Warrants. The carrying value of the Notes was further reduced by a discount for a beneficial conversion feature of $206,689. The value attributed to the beneficial conversion feature was amortized as additional interest expense over the extended term of the Notes. During the years ended December 31, 2017 and 2016, $0 and $45,186, respectively, was charged to interest expense from the amortization of debt discount related to the value attributed to the beneficial conversion feature.

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

On September 15, 2016, the remaining outstanding Notes previously issued by the Company on November 5, 2014, December 9, 2014, December 31, 2014, and February 2, 2015, matured and the principal and accrued interest under those remaining Notes became due and payable upon demand. At the September 15, 2016 maturity date, Notes totaling $329,261, which included accrued interest of $53,261, became due and payable upon demand. During October 2016, holders of four Notes issued formal notices of default, and as a result, those four Notes were deemed to be in default under the terms of the Notes and began to accrue interest at the default rate of 12% per annum from the default date in accordance with the terms of the Notes. As of December 31, 2017 such notes remained in default and totaled $91,028, including accrued interest of $25,028.

Additionally, on September 15, 2016, the remaining outstanding 13,137 New Warrants and 24,264 original Warrants (which had been previously extended) expired.

The Notes consist of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Principal amount of convertible notes payable	$276,000	$276,000
Add accrued interest payable	98,646	62,616
	$374,646	$338,616

As of December 31, 2017, the remaining outstanding Notes were convertible into 32,941 shares of the Company’s common stock, including 8,677 shares attributable to accrued interest of $98,646 payable as of such date. As of December 31, 2016, the Notes were convertible into 29,768 shares of the Company’s common stock, including 5,505 shares attributable to accrued interest of $62,616 payable as of such date.

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

Note payable to SY Corporation consists of the following at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	267,335	219,362
Foreign currency transaction adjustment	(83,282)	(25,129)
	$583,827	$594,007

Interest expense with respect to this promissory note was $47,973 and $48,105 for years ended December 31, 2017 and 2016, respectively.

Advances and Notes Payable to Officers

On January 29, 2016, Dr. Arnold S. Lippa, the Company’s Chief Scientific Officer and Chairman of the Board of Directors, advanced $52,600 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. On September 23, 2016, Dr. Lippa advanced $25,000 to the Company for working capital purposes under a second demand promissory note with interest at 10% per annum. The notes are secured by the assets of the Company. During the year ended December 31, 2017, $7,760 was charged to interest expense with respect to the notes. In connection with the loan, Dr. Lippa was issued fully vested warrants to purchase 15,464 shares of the Company’s common stock, 10,309 of which have an exercise price of $5.1025 per share and 5,155 of which have an exercise price of $4.85 which were the closing prices of the Company’s common stock on the respective dates of grant. The warrant expires on January 29, 2019 and September 23, 2019 respectively and may be exercised on a cashless basis. The aggregate grant date fair value of the warrants, as calculated pursuant to the Black-Scholes option-pricing model, was determined to be $70,577, and was charged to interest expense as additional consideration for the loan during the year ended December 31, 2016.

On February 2, 2016, Dr. James S. Manuso, the Company’s Chief Executive Officer and Vice Chairman of the Board of Directors, advanced $52,600 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. On September 22, 2016, Dr. Manuso, advanced $25,000 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. The notes are secured by the assets of the Company. During the year ended December 31, 2017, $7,760 was charged to interest expense with respect to the notes. In connection with the loan, Dr. Manuso was issued fully vested warrants to purchase 13,092 shares of the Company’s common stock, 8,092 of which have an exercise price of $6.5000 per share and 5,000 of which have an exercise price of $5.00, which were the closing market prices of the Company’s common stock on the respective dates of grant. The warrants expire on February 2, 2019 and September 22, 2019, respectively, and may be exercised on a cashless basis. The aggregate grant date fair value of the warrants, as calculated pursuant to the Black-Scholes option pricing model, was determined to be $70,543, and was charged to interest expense as additional consideration for the loan during the year ended December 31, 2016.

Other Short-Term Notes Payable

Other short-term notes payable at December 31, 2017 and 2016 consisted of premium financing agreements with respect to various insurance policies. On March 14, 2017 and April 1, 2017 the Company entered in insurance premium financing agreements of $59,857 and $9,307, respectively, that are in respect to director and officer liability coverage, clinical trial coverage and office and other coverages. As of December 31, 2017 and 2016, the aggregate amounts of such short-term notes were $8,630 and $4,095 respectively.

5. Settlement and Payment Agreements

On December 9, 2017, the Company accepted offers from certain executive officers, a former executive officer, the independent members of the Board of Directors and two consultants (“Offerees”) pursuant to which such Offerees offered to forgive all, or in one case, a portion of their accrued compensation and compensation related amounts owed to them and vendor accounts payable as of September 30, 2017. Also, on December 9, 2017, the Company granted non-qualified stock options (“NQSOs”) to the Offerees. The NQSOs immediately vested, have a term of 10 years and have an exercise price of $1.45 per share, which was the closing price on the last trading day before the grant date (Friday, December 8, 2017). The NQSOs were valued using the Black-Scholes option pricing model utilizing the following assumptions: (i) stock price $1.45, (ii) exercise price $1.45, (iii) estimated term 5 years (utilizing the simple method to determine estimated when option terms exceed 5 years, which method is to sum the vesting period (in this case 0) and the term (in this case 10 years) and divide by 2), (iv) estimated volatility of 184.92%, (v) risk free rate 1.62% and (vi) dividend yield 0%. The resulting value was $1.396 per NQSO.

The table below summarizes the result of the forgiveness and NQSO grant transactions:

	Dollar amount forgiven	Number of NQSOs granted	Value of NQSOs granted	Gain
Executive Officers, former executive officer, independent members of the Board of Directors	$2,557,083	1,772,056	$2,475,561	$81,522

Consultants	$111,635	77,362	$108,076	$3,559

Total	$2,668,718	1,849,418	$2,583,637	$85,081

All of the amounts in the table above have been reflected in the Company’s Consolidated Statement of Operations for the year ended December 31, 2017 as a reduction of general and administrative or research and development expenses, as appropriate. The amounts forgiven reduced accrued compensation and related expenses and, in the case of the consultants, accounts payable and accrued expenses on the Company’s Consolidated Balance Sheet as of December 31, 2017.

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

6. Stockholders’ Deficiency

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2017 and 2016, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred Stock”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”); 205,000 shares were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating Preferred Stock”); and 1,700 shares were designated as Series G 1.5% Convertible Preferred Stock. Accordingly, as of December 31, 2017, 3,505,800 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

There were no shares of 9% Preferred Stock or Series A Junior Participating Preferred Stock or Series G 1.5% Convertible Preferred Stock outstanding as of December 31, 2017 and 2016.

Series B Preferred Stock outstanding as of December 31, 2017 and 2016 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred Stock is convertible into approximately 0.00030 shares of common stock at an effective conversion price of $2,208,375 per share of common stock, which is subject to adjustment under certain circumstances. As of December 31, 2017 and 2016, the shares of Series B Preferred Stock outstanding are convertible into 11 shares of common stock. The Company may redeem the Series B Preferred Stock for $25,001, equivalent to $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

Series G 1.5% Convertible Preferred Stock

On April 17, 2016, the remaining 259.7 unconverted shares of Series G 1.5% Convertible Preferred Stock outstanding (including accrued but unpaid dividends) issued in 2014 were automatically and mandatorily converted into 242,173 newly issued shares of common stock at a conversion price of $1.0725 per share and provided no right to receive a cash payment. There were no shares of Series G Preferred Stock outstanding at any time in 2017. There were $1,165 of accrued dividends in respect to the Series G Preferred Stock for the year ended December 31, 2016.

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

2nd 2016 Unit Offering

On December 29, 2016, the Company entered into purchase agreements with certain accredited investors, pursuant to which, the Company sold units in a private placement for aggregate cash consideration of $125,000, with each unit consisting of (i) one share of common stock, and (ii) one warrant to purchase an additional share of common stock. On December 30, 2016, the Company sold additional units to additional investors for aggregate cash consideration of $60,000 in a second and final closing, bringing the total aggregate consideration paid in the private placement to $185,000 through December 31, 2016. On December 31, 2016, the private placement terminated pursuant to its terms. The price per unit in the initial closing of the private placement was $1.42. The warrants were exercisable until December 31, 2021 and would have been exercisable at 110% of the per unit price, or $1.562 per share of common stock. The warrants had a cashless exercise provision and certain “blocker” provisions limiting the percentage of shares of common stock of the Company that the purchaser would have been able to hold upon exercise. The warrants were also subject to a call by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 200% or more of the unit purchase price for any five (5) consecutive trading days. The investors were not affiliates of the Company. In total, 130,284 shares of common stock were purchased in the private placement, together with warrants to purchase an additional 130,284 shares of Common Stock.

In addition, as set forth in the purchase agreements, each purchaser had the option, but not the obligation, to exchange the entire amount invested in the private placement (but not less than the entire amount), in such purchaser’s sole discretion, into any subsequent offering of the Company until the earlier of (i) the completion of subsequent offerings by the Company aggregating at least $15 million of gross proceeds to the Company, or (ii) December 31, 2017. If exchanged, the amount to be invested in a subsequent offering would be 1.2 times the amount of the initial investment in the private placement, or 1.4 times the amount of the initial investment if the Company had entered into financing transactions pursuant to Sections 3(a)(9) or 3(a)(10) of the Securities Act of 1933, as amended, or other financing arrangements that had full-ratchet anti-dilution provisions (i) without a floor, or (ii) with an indeterminate and potentially infinite number of shares issuable pursuant to such provisions. If neither termination condition had been reached, and the Company had more than one subsequent offering, the purchaser could have elected to exchange into any subsequent offering, regardless of whether such purchaser has already exchanged into a subsequent offering; provided, however, that the amount invested in such subsequent offering would only and always be 1.2 (or 1.4, as applicable) times the amount of the initial investment.

In the case of an acquisition, as defined in the agreement, in which the Company was not the surviving entity, the holder of each warrant would receive from any surviving entity or successor to the Company, in exchange for such warrant, a new warrant from the surviving entity or successor to the Company, substantially in the form of the existing warrant and with an exercise price adjusted to reflect the nearest equivalent exercise price of common stock (or other applicable equity interest) of the surviving entity that would reflect the economic value of the warrant, but in the surviving entity.

Unlimited piggy-back registration rights had been granted with respect to the common stock, and the common stock underlying the warrants, unless such common stock was eligible to be sold without volume limits under an exemption from registration under any rule or regulation of the SEC that permitted the holder to sell securities of the Company to the public without registration.

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

The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification (ASC) 815 and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and the warrants and exchange right should be accounted for with the host instrument. The Company then looked to how the host instrument should be classified and determined that it cannot be classified as permanent equity as there is a potential that the Unit investment amount could be exchanged for debt (convertible or otherwise) or for redeemable preferred stock. Since the exchange right expires within one year, the Company concluded that the Unit investment would be appropriately classified as a current liability as of December 31, 2016.

1st 2017 Unit Offering

On March 10, 2017 and March 28, 2017, the Company sold units to investors for aggregate gross proceeds of $350,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock (the “1st 2017 Unit Offering”). Units were sold for $2.50 per unit and the warrants issued in connection with the units are exercisable through December 31, 2021 at a fixed price $2.75 per share of the Company’s common stock. The warrants contained a cashless exercise provision and certain blocker provisions preventing exercise if the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock as a result of such exercise. The warrants were also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closed at 200% or more of the unit purchase price for any five (5) consecutive trading days. Investors were not affiliates of the Company. The investors received an unlimited number of piggy-back registration rights. Investors also received an unlimited number of exchange rights, which were options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights were effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing would be 1.2 times the amount of the original investment. Under certain circumstances, the ratio might have been 1.4 instead of 1.2. The exchange right did not permit the investors to exchange into a debt offering or into redeemable preferred stock, therefore, unlike the 2nd 2016 Unit Offering, the 2017 Unit Offering resulted in the issuance of permanent equity. The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification Topic (ASC) 815 and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and that the warrants and exchange right should be accounted for with the host instrument. The closing market prices of the Company’s common stock on March 10, 2017 and March 28, 2017 were $4.05 and $3.80 respectively. In connection with this transaction, Aurora Capital LLC (“Aurora”) served as a placement agent and earned $20,000 fees and 8,000 placement agent common stock warrants associated with the closing of 1st 2017 Unit Offering. The fees were unpaid as of December 31, 2017 and have been accrued in accounts payable and accrued expenses and charged against Additional paid-in capital as of March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017. The placement agent common stock warrants were valued at $27,648 and were accounted for in Additional paid-in capital as of March 31, 2017 and remain valued at that amount as of December 31, 2017.

On July 26, 2017, the Company’s Board approved an offering of securities conducted via private placement (the “2nd 2017 Unit Offering” described below) that, because of the terms of the 2nd 2017 Unit Offering as compared to the terms of the 2nd 2016 Unit offering and the 1st 2017 Unit Offering, resulted in an exchange of all of the units from the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering into equity securities of the Company in the 2nd 2017 Unit Offering by all of the investors in the 2nd 2016 Unit Offering and all of the investors in the 1st 2017 Unit Offering. Because all of the investors in the 2nd 2016 Unit Offering exchanged their units into the 2nd 2017 Unit Offering the current non-permanent equity liability as of December 31, 2016 has been reclassified in 2017 as permanent equity capital. Because the 1st 2017 Unit Offering and the 2nd 2017 Unit Offering were both originally accounted for as equity, a reclassification similar to the one effected with respect to the 2nd 2016 Unit Offering was not required.

2nd 2017 Unit Offering

On August 29, 2017, September 27, 2017, September 28, 2017, October 5, 2017, October 25, 2017, November 29, 2017, December 13, 2017, December 21, 2017, December 22, 2017 and December 29, 2017 the Company sold units in the 2nd 2017 Unit Offering to investors for aggregate gross proceeds of $404,500, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock. Units were sold for $1.00 per unit and the warrants issued in connection with the units are exercisable through September 29, 2022 at a fixed price $1.10 per share of the Company’s common stock. The warrants contain a cashless exercise provision and certain blocker provisions preventing exercise if the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock as a result of such exercise. The warrants are also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 250% or more of the unit purchase price for any five (5) consecutive trading days. The investors were not affiliates of the Company. Investors received an unlimited number of piggy-back registration rights. Investors also received an unlimited number of exchange rights, which are options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing” as in the 1st 2017 Unit Offering). These exchange rights are effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017 and have therefore expired. The dollar amount used to determine the amount invested or exchanged into the subsequent financing would have been 1.2 times the amount of the original investment. Under certain circumstances, the ratio might have been 1.4 instead of 1.2. The exchange right did not permit the investors to exchange into a debt offering or into redeemable preferred stock, therefore, unlike the 2nd 2016 Unit Offering, the 2nd 2017 Unit Offering resulted in the issuance of permanent equity. All exchange rights have expired as of December 30, 2017. The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification Topic (ASC) 815 and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and that the warrants and exchange right should be accounted for with the host instrument. The closing market prices of the Company’s common stock on August 29, 2017, September 27, 2017, September 28, 2017, October 5, 2017, October 25, 2017, November 29, 2017, December 13, 2017, December 21, 2017, December 22, 2017 and December 29, 2017 were $1.00, $1.40, $1.40, $1.50, $0.80, $1.05, $1.45, $1.51, $1.45 and $1.14, respectively. There was no placement agent and therefore no fees associated with the 2nd 2017 Unit Offering.

The terms of the 2nd 2017 Unit Offering, as compared to the terms of the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering, resulted in an exchange of all of the units from each of the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering into equity securities of the 2nd 2017 Unit Offering. Because the 1st 2017 Unit Offering and the 2nd 2017 Unit Offering were both originally accounted for as equity, a reclassification similar to the 2nd 2016 Unit Offering was not required.

Information with respect to the issuance of common stock in connection with the settlement of debt obligations is provided at Note 5.

Common Stock Warrants

A summary of warrant activity for the year ended December 31, 2017 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2016	540,198	$4.84842	3.93
Issued	1,194,500
Reduction through transactions in conjunction with -
Unit Exchange Agreements	(270,283)
Warrants outstanding at December 31, 2017	1,464,415	$2.68146	4.88

Warrants exercisable at December 31, 2016	540,198	$4.84842	3.93
Warrants exercisable at December 31, 2017	1,464,415	$2.68146	4.88

The exercise prices of common stock warrants outstanding and exercisable are as follows at December 31, 2017:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$1.0000	916,217	916,217	September 20, 2022
$1.2870	41,002	41,002	April 17, 2019
$1.5620	130,284	130,284	December 31, 2021
$2.7500	8,000	8000	September 20, 2022
$4.8500	5,155	5,155	September 23, 2019
$4.8750	108,594	108,594	September 30, 2020
$5.0000	5,000	5,000	September 22, 2019
$5.1025	10,309	10,309	January 29, 2019
$6.5000	8,092	8,092	February 4, 2019
$6.8348	145,758	145,758	September 30, 2020
$7.9300	86,004	86,004	February 28, 2021
	1,464,415	1,464,415

Based on a fair market value of $1.14 per share on December 31, 2017, the intrinsic value of exercisable in-the-money common stock warrants was $128,270 as of December 31, 2017.

A summary of warrant activity for the year ended December 31, 2016 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2015	482,288	$7.10125
Issued	244,845
Note exchanges	(40,940)
Unit exchanges	(108,594)
Expired	(37,401)	-
Warrants outstanding at December 31, 2016	540,198	$4.84842	3.93

Warrants exercisable at December 31, 2015	482,288	$7.10125
Warrants exercisable at December 31, 2016	540,198	$4.84842	3.93

The exercise prices of common stock warrants outstanding and exercisable are as follows at December 31, 2016:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$1.2870	41,002	41,002	April 17, 2019
$1.5620	130,284	130,284	December 31, 2021
$4.8500	5,155	5,155	September 23, 2019
$4.8750	108,594	108,594	September 30, 2020
$5.0000	5,000	5,000	September 22, 2019
$5.1025	10,309	10,309	January 29, 2019
$6.5000	8,092	8,092	February 4, 2019
$6.8348	145,758	145,758	September 30, 2020
$7.9300	86,004	86,004	February 28, 2021
	540,198	540,198

Based on a fair market value of $2.80 per share on December 31, 2016, the intrinsic value of exercisable in-the-money common stock warrants was $223,328 as of December 31, 2016.

Stock Options

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

On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan (the “2015 Plan”). The 2015 Plan initially provided for, among other things, the issuance of either or any combination of restricted shares of common stock and non-qualified stock options to purchase up to 461,538 shares of the Company’s common stock for periods up to ten years to management, members of the Board of Directors, consultants and advisors. The Company has not and does not intend to present the 2015 Plan to stockholders for approval. On August 18, 2015, the Board of Directors increased the number of shares that may be issued under the 2015 Plan to 769,231 shares of the Company’s common stock. On March 31, 2016, the Board of Directors further increased the number of shares that may be issued under the 2015 Plan to 1,538,461 shares of the Company’s common stock. On January 17, 2017, the Board of Directors further increased the number of shares that may be issued under the 2015 Plan to 3,038,461 shares of the Company’s common stock. On December 9, 2017, the Board of Directors further increased the number of shares that may be issued under the 2015 Plan to 6,985,260 shares of the Company’s common stock.

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso to be its new President and Chief Executive Officer. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded Dr. Manuso stock options to purchase a total of 261,789 shares of common stock, of which options for 246,154 shares were granted pursuant to the Company’s 2015 Plan and options for 15,635 shares were granted pursuant to the Company’s 2014 Plan. The stock options vested 50% on August 18, 2015 (at issuance), 25% on February 18, 2016, and 25% on August 18, 2016, and will expire on August 18, 2025. The exercise price of the stock options was established on the grant date at $6.4025 per share, which is equal to the simple average of the most recent four full trading weeks, weekly Volume Weighted Average Prices (“VWAPs”) of the Company’s common stock price immediately preceding the date of grant as reported by the OTC Markets, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $7.0200 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $1,786,707. During the years ended December 31, 2017 and 2016, the Company recorded charges to operations of $0 and $569,222, respectively, with respect to these stock options. Additional information with respect to other provisions of the employment agreement is provided at Note 9.

On August 18, 2015, the Company also entered into employment agreements with Dr. Arnold S. Lippa, its new Chief Scientific Officer, Robert N. Weingarten, its then Vice President and Chief Financial Officer, and Jeff E. Margolis, its Vice President, Treasurer and Secretary. Mr. Weingarten resigned from the Company in February 2017. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded to each of those officers stock options to purchase a total of 30,769 shares of common stock pursuant to the Company’s 2015 Plan. The stock options vested 25% on December 31, 2015, 25% on March 31, 2016, 25% on June 30, 2016, and 25% on September 30, 2016, and will expire on August 18, 2022. The exercise price of the stock options was established on the grant date at $6.4025 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by the OTC Markets as compared to the closing market price of the Company’s common stock on August 18, 2015 of $7.0200 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $609,000. During the years ended December 31, 2017 and 2016, the Company recorded charges to operations of $0 and $407,493, respectively, with respect to these stock options. Additional information with respect to other provisions of the employment agreement is provided at Note 9.

Additionally, on August 18, 2015, the Board of Directors of the Company awarded stock options for 9,231 shares of common stock to each of seven other individuals who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan, representing stock options for a total of 64,617 shares of common stock. The stock options vested 25% on December 31, 2015, 25% on March 31, 2016, 25% on June 30, 2016, and 25% on September 30, 2016, and will expire on August 18, 2020 as to stock options for 27,693 shares of common stock and August 18, 2022 as to stock options for 36,924 shares of common stock. The exercise price of the stock options was established on the grant date at $6.4025 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by the OTC Markets, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $7.0200 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $430,800. During the years ended December 31, 2017 and 2016, the Company recorded charges to operations of $0 and $223,089, respectively, with respect to these stock options.

On December 11, 2015, the Company entered into a consulting agreement for investor relations services, which provided for the payment of a fee for such services through the granting of non-qualified stock options to purchase a total of 8,791 shares of common stock pursuant to the Company’s 2015 Plan. The stock options vested in equal installments on the last day of each month during the term of the consulting agreement, ranging from December 11, 2015 through March 31, 2016, and will expire on December 11, 2020. The exercise price of the stock options was established on the grant date at $6.825 per share, which was the closing market price of the Company’s common stock on the date of grant. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $58,286. During the years ended December 31, 2017 and 2016, the Company recorded charges to operations of $0 and $50,286, respectively, with respect to these stock options.

On March 31, 2016, the Board of Directors of the Company awarded stock options for a total of 523,075 shares of common stock in various quantities to twelve individuals who are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors, or outside service providers pursuant to the Company’s 2015 Plan. The stock options vested 25% on each of March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, and will expire on March 31, 2021. The exercise price of the stock options was established on the grant date at $7.3775 per share, which was the closing market price of the Company’s common stock on such date. The aggregate grant date fair value of these stock options, as calculated pursuant to the Black-Scholes option-pricing model, was $3,774,000. During the years ended December 31, 2017 and 2016, the Company recorded a charge to operations of $0 and $3,469,500 dollars, respectively, with respect to these stock options.

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

On July 26, 2017, the Board of Directors of the Company awarded stock options for a total of 25,000 shares of common stock to one individual who is a member of management pursuant to the Company’s 2015 Plan. The stock options vested 25% upon grant, 25% on September 30, 2017 and 50% on December 31, 2017. The exercise price of the options was established on the grant date at $2.00, which was above the closing market price of the Company’s common stock on that date, which was $1.30. The aggregate grant date fair value of these stock options, as calculated pursuant to the Black Scholes option pricing model, was $27,225. During the twelve months ended December 31, 2017, the Company recorded a charge to operations of $27,225 with respect to these options.

On July 28, 2017, the Board of Directors of the Company awarded stock options for a total of 34,000 shares of common stock to two individuals who are consultants pursuant to the Company’s 2015 Plan. With respect to one individual, the 9,000 options vested 33 1/3% upon grant, 33 1/3 % on August 31, 2017 and 33 1/3% on September 30, 2017. With respect to the other individual, the 25,000 options vested 20% on each of August 31, 2017, September 30, 2017, October 31, 2017, November 30, 2017 and December 31, 2017, thus all options had vested by December 31, 2017. The exercise price of the options was established on the grant date at $1.35, which was the closing market price of the Company’s common stock on the date of the grant. The aggregate grant date fair value of these stock options, as calculated pursuant to the Black Scholes option pricing model, was $39,807. During the twelve months ended December 31, 2017, the Company recorded a charge to operations of $37,457 with respect to these stock options.

On December 9, 2017, the Board of Directors of the Company awarded stock options for a total of 1,772,055 shares of common stock to six executive officers, a former executive officer and two independent members of the Board of Directors pursuant to the Company’s 2015 Plan. All of these options vested upon grant. The exercise price of the options was established on the grant date at $1.45 which was the closing price of the Company’s common stock on the last trading date prior to the grant. The aggregate grant date fair market value of these stock options as calculated pursuant to the Black Scholes option pricing model was $2,475,561. The Company recorded a charge to operations of $2,475,561 with respect to these options. These options were granted on the same date that these individuals forgave $2,557,083 of accrued compensation and related expenses owed to them.

On December 9, 2017, the Board of Directors of the Company awarded stock options for a total of 77,363 shares of common stock to two consultants pursuant to the Company’s 2015 Plan. All of these options vested upon grant. The exercise price of the options was established on the grant date at $1.45 which was the closing price of the Company’s common stock on the last trading date prior to the grant. The aggregate grant date fair market value of these stock options as calculated pursuant to the Black Scholes option pricing model was $108,076. The Company recorded a charge to operations of $108,076 with respect to these options. These options were granted on the same date that these consultants forgave $111.635 of accounts payable owed to them.

On December 9, 2017, the Board of Directors of the Company awarded stock options for a total of 100,000 shares of common stock to one member of management as a bonus pursuant to the Company’s 2015 Plan. These options vested upon grant. The exercise price of the options was established on the grant date at $1.45 which was the closing price of the Company’s common stock on the last trading date prior to the grant. The aggregate grant date fair market value of these stock options as calculated pursuant to the Black Scholes option pricing model was $139,700. The Company recorded a charge to operations of $139,700 with respect to these options.

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

A summary of stock option activity for the year ended December 31, 2017 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2016	1,307,749	$7.6515	5.31
Granted	2,688,418	1.8721	8.38
Expired	-	-	-
Forfeited	-	-	-
Options outstanding at December 31, 2017	3,996,167	$3.7634	7.38

Options exercisable at December 31, 2016	1,307,749	$7.6515	5.31
Options exercisable at December 31, 2017	3,996,167	$3.7634	7.38

There was no deferred compensation expense for the outstanding and unvested stock options at December 30, 2017.

The exercise prices of common stock options outstanding and exercisable were as follows at December 31, 2017:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$1.3500	34,000	34,000	July 28, 2022
$1.4500	1,849,418	1,849,418	December 9, 2027
$1.4500	100,000	100,000	December 9, 2027
$2.0000	285,000	285,000	June 30, 2022
$2.0000	25,000	25,000	July 26, 2022
$3.9000	395,000	395,000	January 17, 2022
$4.5000	7,222	7,222	September 2, 2021
$5.6875	89,686	89,686	June 30, 2020
$5.7500	2,608	2,608	September 12, 2021
$6.4025	27,692	27,692	August 18, 2020
$6.4025	129,231	129,231	August 18, 2022
$6.4025	261,789	261,789	August 18, 2025
$6.8250	8,791	8,791	December 11, 2020
$7.3775	523,077	523,077	March 31, 2021
$8.1250	169,231	169,231	June 30, 2022
$13.0000	7,385	7,385	March 13, 2019
$13.0000	3,846	3,846	April 14, 2019
$13.9750	3,385	3,385	March 14, 2024
$15.4700	7,755	7,755	April 8, 2020
$15.9250	2,462	2,462	February 28, 2024
$16.0500	46,154	46,154	July 17, 2019
$16.6400	1,538	1,538	January 29, 2020
$19.5000	9,487	9,487	July 17, 2022
$19.5000	6,410	6,410	August 10, 2022
	3,996,167	3,996,161

Based on a fair market value of $1.14 per share on December 31, 2017, there were no exercisable in-the-money common stock options as of December 31, 2017.

A summary of stock option activity for the year ended December 31, 2016 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2015	774,842	$7.8325
Granted	532,907	7.3305
Expired	-	-
Forfeited	-	-
Options outstanding at December 31, 2016	1,307,749	$7.6515	5.31

Options exercisable at December 31, 2015	519,662	$8.5150
Options exercisable at December 31, 2016	1,307,749	$7.6515	5.31

The exercise prices of common stock options outstanding and exercisable were as follows at December 31, 2016:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$4.5000	7,222	7,222	September 2, 2021
$5.6875	89,686	89,686	June 30, 2020
$5.7500	2,608	2,608	September 12, 2021
$6.4025	27,692	6,923	August 18, 2020
$6.4025	129,231	32,308	August 18, 2022
$6.4025	261,789	130,894	August 18, 2025
$6.8250	8,791	2,198	December 11, 2020
$7.3775	523,077	523,077	March 31, 2021
$8.1250	169,231	169,231	June 30, 2022
$13.0000	7,385	7,385	March 13, 2019
$13.0000	3,846	3,846	April 14, 2019
$13.9750	3,385	3,385	March 14, 2024
$15.4700	7,755	7,755	April 8, 2020
$15.9250	2,462	2,462	February 28, 2024
$16.2500	46,154	46,154	July 17, 2019
$16.6400	1,538	1,538	January 29, 2020
$19.5000	9,487	9,487	July 17, 2022
$19.5000	6,410	6,410	August 10, 2022
	1,307,749	1,307,749

Based on a fair market value of $2.8000 per share on December 30, 2016, the intrinsic value of exercisable in-the-money common stock options was $0 as of December 30, 2016.

For the years ended December 31, 2017 and 2016, stock-based compensation costs included in the consolidated statements of operations consisted of general and administrative expenses of $2,966,420 and $3,391,848, respectively, and research and development expenses of $1,543,556 and $1,342,126, respectively.

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

The stock options and warrants outstanding at June 30, 2012 were all out-of-the-money on August 10, 2012. During late July and early August 2012, shortly before completion of the merger, the Company issued options to officers and directors at that time to purchase a total of 22,651 shares of common stock exercisable for ten years at $19.5000 per share. By October 1, 2012, these options, as well as the options and warrants outstanding at June 30, 2012, were also out-of-the-money and continued to be out-of-the-money through December 31, 2017.

There were no stock options or warrants exercised subsequent to August 10, 2012 that triggered additional contingent consideration, and the only remaining stock options outstanding that could still trigger the additional contingent consideration remained generally and substantially out-of-the-money through December 31, 2017. As of December 31, 2017, due to the expirations and forfeitures of RespireRx stock options and warrants occurring since August 10, 2012, 6,497 contingent shares of common stock remained issuable under the Pier merger agreement.

The Company concluded that the issuance of any of the contingent shares to the Pier Stock Recipients was remote, as a result of the large spread between the exercise prices of these stock options and warrants as compared to the common stock trading range, the subsequent expiration or forfeiture of most of the options and warrants, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants have generally remained significantly out-of-the-money through December 31, 2017. Accordingly, the Company considered the fair value of the contingent consideration to be immaterial and therefore did not ascribe any value to such contingent consideration. If any such shares are ultimately issued to the former Pier stockholders, the Company will recognize the fair value of such shares as a charge to operations at that time.

Reserved and Unreserved Shares of Common Stock

At December 31, 2017, the Company had 65,000,000 shares of common stock authorized and 3,065,261 shares of common stock issued and outstanding. Furthermore, as of December 31, 2017, the Company had reserved an aggregate of 11 shares for issuance upon conversion of the Series B Preferred Stock; 1,464,415 shares for issuance upon exercise of warrants; 3,996,167 shares for issuance upon exercise of outstanding stock options; 63,236 shares to cover equity grants available for future issuance pursuant to the 2014 Plan; 3,059,812 shares to cover equity grants available for future issuance pursuant to the 2015 Plan; 32,941 shares for issuance upon conversion of the Convertible Notes; and 6,497 shares issuable as contingent shares pursuant to the Pier merger. Accordingly, as of December 31, 2017, the Company had an aggregate of 8,952,423 shares of common stock reserved for issuance and 53,311,660 shares of common stock unreserved and available for future issuance. The Company expects to satisfy its future common stock commitments through the issuance of authorized but unissued shares of common stock.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2017 and 2016 are summarized below.

	December 31,
	2017	2016
Capitalized research and development costs	$183,000	$150,000
Research and development credits	3,017,000	3,239,000
Stock-based compensation	3,268,000	3,430,000
Stock options issued in connection with the payment of debt	199,000	289,000
Net operating loss carryforwards	25,569,000	37,745,000
Accrued compensation	135,000	794,000
Accrued interest due to related party	83,000	94,000
Other, net	10,000	14,000
Total deferred tax assets	32,824,000	45,755,000
Valuation allowance	(32,824,000)	(45,755,000)
Net deferred tax assets	$-	$-

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2017 and 2016, management was unable to determine that it was more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2017 and 2016 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2017 and 2016.

	Years Ended December 31,
	2017	2016

U. S. federal statutory tax rate	(35.0)%	(35.0)%
Forgiveness of indebtedness	(0.9)%	-%
Change in valuation allowance	(2.4)%	33.0%
Amortization of warrant discounts	-%	1.3%
Fair value of note payable conversion discounts	-%	0.7%
Adjustment to deferred tax asset	38.8%	-%
Other	(0.5)%	-%
Effective tax rate	0.0%	0.0%

As of December 31, 2017, the Company had federal and state tax net operating loss carryforwards of approximately $88,492,000 and $98,854,000, respectively. The state tax net operating loss carryforward consists of $92,084,000 for California purposes and $6,770,000 for New Jersey purposes. The difference between the federal and state tax loss carryforwards was primarily attributable to the capitalization of research and development expenses for California franchise tax purposes. The federal and state net operating loss carryforwards will expire at various dates from 2018 through 2037. The Company also had federal and California research and development tax credit carryforwards that totaled approximately $1,872,000 and $1,146,000, respectively, at December 31, 2017. The federal research and development tax credit carryforwards will expire at various dates from 2018 through 2031. The California research and development tax credit carryforward does not expire and will carryforward indefinitely until utilized.

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

On March 31, 2013, the Company accrued $85,000 as reimbursement for legal fees incurred by Aurora in conjunction with the removal of the Company’s prior Board of Directors on March 22, 2013, which amount has been included in accounts payable and accrued expenses at December 31, 2017 and 2016. On March 28, 2017, the Company recorded $20,000 of placement agent fees due to Aurora, which amount has been included in accounts payable and accrued expenses at December 31, 2017. On March 31, 2017, the Company issued 8,000 common stock purchase warrants to Aurora Capital LLC as an additional placement agent fee. Such warrants have an exercise price of $2.75 per share and are exercisable until December 31, 2021.

On June 30, 2015, the Board of Directors of the Company awarded, but did not pay, cash bonuses totaling $215,000, including an aggregate of $195,000 to certain of the Company’s executive officers and an aggregate of $20,000 to the independent members of the Company’s Board of Directors. The cash bonuses awarded to executive officers were as follows: Dr. Arnold S. Lippa - $75,000; Jeff E. Margolis - $60,000; and Robert N. Weingarten - $60,000. The cash bonuses awarded to the two independent members of the Company’s Board of Directors were as follows: James E. Sapirstein - $10,000; and Kathryn MacFarlane - $10,000. The cash bonuses were awarded as partial compensation for services rendered by such persons from January 1, 2015 through June 30, 2015, and are included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2017 and 2016.

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

Both the cash bonuses and the cash monthly compensation were accrued and will not be paid until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis.

Effective August 18, 2015, Company entered into employment agreements with Dr. Arnold S. Lippa, Robert N. Weingarten and Jeff E. Margolis, which superseded the compensation arrangements previously established for those officers on June 30, 2015, excluding the cash bonuses referred to above.

On February 17, 2017 Robert N. Weingarten resigned as a director and as the Company’s Vice President and Chief Financial Officer, but remains a consultant to the Company.

Jeff E. Margolis’ employment agreement was amended effective July 1, 2017. The employment agreement amendment called for payment in three installments in cash of the $60,000 bonus granted on June 30, 2015. A minimum of $15,000 was to be payable in cash as follows: (a) $15,000 payable in cash upon the next closing (after July 1, 2017) of any financing in excess of $100,000 (b) $15,000 payable by the end of the following month assuming cumulative closings (beginning with the closing that triggered (a)) in excess of $200,000 and (c) $30,000 payable in cash upon the next closing of any financing in excess of an additional $250,000. The conditions of (a), (b) and (c) above were met as of December 31, 2017, however Mr. Margolis has waived the Company’s obligation to make any payments of the cash bonus until the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis. Obligations through September 30, 2017 were forgiven by Mr. Margolis as described below.

Additional information with respect to these employment agreements entered into on August 18, 2015 is provided at Note 9.

On December 9, 2017, the Company accepted offers from Dr. Arnold S. Lippa, Dr. James S. Manuso, Jeff E. Margolis, James E. Sapirstein, Kathryn MacFarlane and Robert N. Weingarten (former Chief Financial Officer) pursuant to which such individuals would forgive accrued compensation and related accrued expenses as of September 30, 2017 in the following amounts: $807,497; $878,360; $560,876; $55,000; $55,000 and $200,350 respectively for a total of $2,557,083. On the same date, the Company granted to the same individuals, or designees of such individuals from the 2015 Plan, non-qualified stock options, exercisable for 10 years with an exercise price of $1.45 per share of common stock, among other terms and features as follows: 559,595; 608,704; 388,687; 38114; 38,114 and 138,842 respectively, for options exercisable into a total of 1,772,055 shares of common stock with a total value of $2,475,561.

During the years ended December 31, 2017 and 2016, the Company recorded charges to operations of $0 and $20,464, respectively, for consulting services rendered by an entity controlled by family members of Dr. Arnold S. Lippa.

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

By letter dated February 5, 2016, the Company received a demand from a law firm representing a professional services vendor of the Company alleging an amount due and owing for unpaid services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded the vendor the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted the vendor attorneys’ fees and costs of $47,937. All such amounts have been accrued at December 31, 2017.

By e-mail dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and owing for unpaid investment banking services rendered. The Company has been in discussions with this firm regarding this matter.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s consolidated financial statements at December 31, 2017 and 2016 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

Significant Agreements and Contracts

Consulting Agreement

Richard Purcell was appointed as the Company’s Senior Vice President of Research and Development effective October 15, 2014. Mr. Purcell provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc., through which the Company has contracted for his services, for a monthly cash fee of $12,500. Additional information with respect to shares of common stock issued to Mr. Purcell is provided at Note 6. Cash compensation expense pursuant to this agreement totaled $150,000 for the years ended December 31, 2017 and 2016, which is included in research and development expenses in the Company’s consolidated statements of operations for such periods.

Employment Agreements

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso, Ph.D., to be its new President and Chief Executive Officer. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which will be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Manuso received an annual base salary of $375,000. Dr. Manuso is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Manuso was granted stock options to acquire 261,789 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans in the discretion of the Board of Directors. Dr. Manuso is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as additional compensation for a term life insurance policy and disability insurance policy. Dr. Manuso is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Manuso is provided at Note 6. Cash compensation accrued pursuant to this agreement totaled $414,600 for the year ended December 31, 2017, and $421,350 for the year ended December 31, 2016. Such amounts were included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2017 and 2016, respectively, and in general and administrative expenses in the Company’s consolidated statement of operations for the years ended December 31, 2017 and 2016. On December 9, 2017, Dr. Manuso forgave $878,360 of accrued compensation and related expenses which was the amount owed by the Company as of September 30, 2017. Dr. Manuso does not receive any additional compensation for serving as Vice Chairman or a member of on the Board of Directors. Such amounts have not been paid to Dr. Manuso.

Dr. Manuso had also agreed to purchase newly issued securities of the Company in an amount of $250,000, which was accomplished by Dr. Manuso’s participation in the first closing of the unit offering of common stock and warrants on August 28, 2015, as described at Note 6.

On August 18, 2015, concurrently with the hiring of Dr. James S. Manuso as the Company’s new President and Chief Executive Officer, Dr. Arnold S. Lippa resigned as the Company’s President and Chief Executive Officer. Dr. Lippa continues to serve as the Company’s Executive Chairman and as a member of the Board of Directors. Also on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which will be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Lippa received an annual base salary of $300,000. Dr. Lippa is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 30,769 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Dr. Lippa is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Lippa is provided at Note 6. Cash compensation accrued pursuant to this agreement totaled $339,600 and $339,800 for the years ended December 31, 2017 and 2016, respectively, which is included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2017 and 2016, and in research and development expenses in the Company’s consolidated statement of operations. Cash compensation accrued to Dr. Lippa for bonuses and under a prior superseded arrangement, while still serving as the Company’s President and Chief Executive Officer, totaled $94,758 and is included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2017 and 2016, and in general and administrative expenses in the Company’s consolidated statement of operations. Such amounts have not been paid to Dr. Lippa. Dr. Lippa does not receive any additional compensation for serving as Executive Chairman and on the Board of Directors. On December 9, 2017, Dr. Lippa forgave $807,497 of accrued compensation and related expenses which was the amount owed by the Company as of September 30, 2017.

On August 18, 2015, the Company also entered into employment agreements with Jeff E. Margolis, in his continuing role as Vice President, Secretary and Treasurer, and Robert N. Weingarten, in his continuing role as then Vice President and Chief Financial Officer. Mr. Weingarten resigned from the Company in February 2017. Pursuant to the agreements, which are for initial terms through September 30, 2016 (and which will be deemed to be automatically extended upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Mr. Margolis and Mr. Weingarten each received an annual base salary of $195,000, and each is also eligible to receive performance-based annual bonus awards ranging from $65,000 to $125,000, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Mr. Margolis and Mr. Weingarten were each granted stock options to acquire 30,769 shares of common stock of the Company and both are eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Margolis and Mr. Weingarten are also each entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Both Mr. Margolis and Mr. Weingarten are also each entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Mr. Margolis and Mr. Weingarten is provided at Note 6. Cash compensation accrued pursuant to these agreements totaled $269,100 for Mr. Margolis and $28,524 from Mr. Weingarten for the year ended December 31, 2017 and $433,200 ($216,600 each) for the year ended December 31, 2016, which is included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2017 and 2016, and in general and administrative expenses in the Company’s consolidated statement of operations. On December 9, 2017, Mr. Margolis forgave $560,876 of accrued compensation and related expenses which was the amount owed by the Company as of September 30, 2017. On December 9, 2017, Mr. Weingarten forgave $200,350 which was 50% of the amount owed by the Company as of September 30, 2017. Cash compensation accrued to Mr. Margolis and Mr. Weingarten for bonuses and under prior superseded arrangements totaled $151,612 ($75,806 each) and is also included in accrued compensation and related expenses in the Company’s consolidated balance sheet at September 30, 2016, and in general and administrative expenses in the Company’s consolidated statement of operations. Such amounts have not been paid to Mr. Margolis or Mr. Weingarten. Mr. Margolis and Mr. Weingarten also continue to serve as Directors of the Company, but do not receive any additional compensation for serving on the Board of Directors.

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

On February 17, 2017 Robert N. Weingarten resigned as a director and as the Company’s Vice President and Chief Financial Officer. He remains a consultant to the Company.

Jeff E. Margolis’ employment agreement was amended effective July 1, 2017. The employment agreement amendment called for payment in three installments in cash of the $60,000 bonus granted on June 30, 2015. A minimum of $15,000 was to be payable in cash as follows: (a) $15,000 payable in cash upon the next closing (after July 1, 2017) of any financing in excess of $100,000 (b) $15,000 payable by the end of the following month assuming cumulative closings (beginning with the closing that triggered (a)) in excess of $200,000 and (c) $30,000 payable in cash upon the next closing of any financing in excess of an additional $250,000. The conditions of (a), (b) and (c) above were met as of December 31, 2017, however Mr. Margolis has waived the Company’s obligation to make any payments of the cash bonus until the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis. Obligations through September 30, 2017 were forgiven by Mr. Margolis as described below.

On December 9, 2017, the Company accepted offers from Dr. Arnold S. Lippa, Dr. James S. Manuso, Jeff E. Margolis, James E. Sapirstein, Kathryn MacFarlane and Robert N. Weingarten (former Chief Financial Officer) pursuant to which such individuals would forgive accrued compensation and related accrued expenses as of September 30, 2017 in the following amounts: $807,497; $878,360; $560,876; $55,000; $55,000 and $200,350 respectively for a total of $2,557,083. On the same date, the Company granted to the same individuals, or designees of such individuals from the 2015 Plan, non-qualified stock options, exercisable for 10 years with an exercise price of $1.45 per share of common stock, among other terms and features as follows: 559,595; 608,704; 388,687; 38114; 38,114 and 138,842 respectively, for options exercisable into a total of 1,772,055 shares of common stock with a total value of $2,475,561.

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

On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its consolidated financial statements at December 31, 2017 and 2016.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015 and also requires the Company to pay the University of Illinois a license fee, royalties, patent costs and certain milestone payments. The 2014 License Agreement provides for various royalty payments by the Company, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty of $100,000 beginning in 2015, which is due and payable on December 31 of each year. The 2016 minimum annual royalty of $100,000 was paid as scheduled in December 2016, and the 2017 minimum annual royalty of $100,000 was paid as scheduled in December 2017. In the year after the first application for market approval is submitted to the FDA and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA and until the first sale of a product, the minimum annual royalty payable by the Company will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000.

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

During the years ended December 31, 2017 and 2016, the Company recorded a charge to operations of $100,000 and $100,000, respectively, with respect to its 2017 and 2016 minimum annual royalty obligation, which is included in research and development expenses in the Company’s consolidated statement of operations for the years ended December 31, 2017 and 2016.

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (approximately US$111,000), consisting of approximately CAD$85,000 (approximately US$65,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (approximately US$15,000). As of December 31, 2017, the Company had recorded amounts payable in respect to this Research Contract of US$16,207 (CAD$21,222) which amount was paid in US dollars in January 2018. The conversion to US dollars above utilizes an exchange rate of approximately US$0.76 for every CAD$1.00.

The University of Alberta received matching funds through a grant from the Canadian Institutes of Health Research in support of this research. The Company retained the rights to research results and any patentable intellectual property generated by the research. Dr. John Greer, faculty member of the Department of Physiology, Perinatal Research Centre and Women & Children’s Health Research Institute at the University of Alberta collaborated on this research. The studies were completed in 2016.

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

Duke University Clinical Trial Agreement

On January 27, 2015, the Company entered into a Clinical Study and Research Agreement (the “Agreement”) with Duke University to develop and conduct a protocol for a program of clinical study and research at a total cost of $50,579, which was completed in March 2015 and charged to research and development expenses during the three months ended March 31, 2015. On October 30, 2015, the Agreement was amended to provide for a Phase 2A clinical trial of CX1739 at a cost of $558,268. During March 2016, a Phase 2A clinical trial at Duke University School of Medicine was initiated, with the dosing portion of the clinical trial completed in June 2016 and the clinical trial formally completed on July 11, 2016. On July 28, 2016, the Agreement was further amended to reflect additional post-clinical trial costs of $120,059, increasing the total amount payable under the Agreement to $678,327. During the the twelve months ended December 31, 2017 and 2016, the Company charged $36,420 and $602,642, respectively, to research and development expenses with respect to work conducted pursuant to the amended Agreement.

Sharp Clinical Services, Inc. Agreement

The Company has various agreements with Sharp Clinical Services, Inc. to provide packaging, labeling, distribution and analytical services.

Covance Laboratories Inc. Agreement

On October 26, 2016, the Company entered into a twelve month agreement with Covance Laboratories Inc. to provide compound testing and storage services with respect to CX1739, CX1866 and CX1929 at a total budgeted cost of $35,958. This agreement was renewed in October 2017.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2017, aggregating $1,340,350.

		Payments Due By Year
	Total	2018	2019	2020	2021	2022
Research and development contracts	$-	$-	$-	$-	$-	$-
Clinical trial agreements	-	-	-	-	-	-
License agreements	500,000	100,000	100,000	100,000	100,000	100,000
Digital media consulting agreement	20,000	20,000
Employment and consulting agreements (1)	820,350	820,350	-	-	-	-
Total	$1,340,350	$940,350	$100,000	$100,000	$100,000	$100,000

(1) The payment of such amounts has been deferred indefinitely, as described above at “Employment Agreements”.

10. Subsequent Events

On April 5, 2018, the Board of Directors approved and the Company granted a non-qualified stock option from the 2015 Plan to a vendor, in satisfaction of $124,025 of amounts owed to that vendor (“Vendor Option”). The Vendor Option is exercisable into 125,000 shares of common stock at $1.12 per share, which was the closing price of the Company’s common stock on April 5, 2018 as reported by OTC Markets, vested upon grant and is exercisable for five years. The Vendor Option had an estimated value on April 5, 2018, based upon the Black-Scholes option valuation method of $1.081 per share of common stock, or $135,125. The assumptions used for the valuation of the Vendor Options included a stock price and exercise price of $1.12, an annual volatility of 186.07%, a risk-free rate equal to the yield on the five-year Treasury Note of 2.64% and a zero expected dividend yield.

On April 5, 2018, the Board of Directors approved and the Company granted a non-qualified stock option from the 2015 Plan to Robert N. Weingarten (the “Weingarten Option”), the Company’s most recent former Chief Financial Officer who is also a former member of the Company’s Board of Directors, which grant was in connection with Mr. Weingarten’s agreement to forgive $200,350 of accrued compensation and related costs owed to him. The Weingarten Option is exercisable into 185,388 shares of common stock at $1.12 per share, which was the closing price of the Company’s common stock on April 5, 2018 as reported by OTC Markets, vested upon grant and is exercisable for five years. The Weingarten Option had an estimated value on April 5, 2018, based upon the Black-Scholes option valuation method of $1.081 per share of common stock, or $200,404. The assumptions used for the valuation of the Weingarten Option included a stock price and exercise price of $1.12, an annual volatility of 186.07%, a risk-free rate equal to the yield on the five-year Treasury Note of 2.64% and a zero expected dividend yield.

On April 5, 2018, the Company agreed to issue one or more demand promissory notes, in exchange for borrowings up to a maximum principal amount of $100,000 in the aggregate to Arnold S. Lippa and James S. Manuso, the Company’s Executive Chairman and Chief Scientific Officer and the Company’s Vice Chairman and Chief Executive Officer respectively (“New Officer Notes”). The New Officer Notes bear simple interest at 10% per year. Demand for payment shall be available only after June 30, 2018. Until then, the principal amount of the New Officer Notes will mandatorily exchange into the first financing by the Company that results in accounting for the financing as an equity financing (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified within stockholders’ equity, but excluding any form of debt or convertible debt or preferred stock redeemable at the discretion of the holder. The principal amount of the New Officer Notes exchanged shall be included in determining if the minimum amount, if any, with respect to such offering is met. Accrued and unpaid interest may be exchanged into such offering, but is not mandatorily exchangeable and shall not be considered in determining if the minimum amount has been met. If no such offering has a first closing prior to June 30, 2018, a demand for payment of the New Officer Notes may be made individually by the holders of such notes.

On February 28, 2018, the Company entered into an exchange agreement with a holder of two outstanding 10% Convertible Notes, both of which notes were subject to notices of default and thus were accruing compounded interest at 12% per year commencing on the dates of the notices of default. The total amount of principal and accrued interest that was due and payable was $43,552. The notes were exchanged for 58,071 shares of the Company’s common stock. The effective exchange rate was $0.75 per share of the Company’s common stock. The closing price of the Company’s common stock on February 28, 2018, was $1.90 as reported by the OTC Markets. On February 28, 2018, the Board of Directors authorized the offering of a similar exchange arrangement at the same effective exchange rate of $0.75 per share of the Company’s common stock to all remaining holders of 10% Convertible Notes. As of December 31, 2017, the aggregate amount of principal and accrued interest of the 10% Convertible Notes that have not been exchanged was $331,924. Such notes will continue to accrue interest until exchanged, if exchanged. If such notes are not exchanged, they will continue to accrue interest until either paid or disposed of in some other manner. There can be no assurance that any of the additional holders of the remaining 10% Convertible Notes will exchange their notes.

RespireRx Pharmaceuticals Inc.

Annual Report on Form 10-K

Year Ended December 31, 2017

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of August 10, 2012, by and among Cortex Pharmaceuticals, Inc., Pier Acquisition Corp. and Pier Pharmaceuticals, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 16, 2012 (File no. 001-16467).

3.1	Second Restated Certificate of Incorporation dated May 19, 2010, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed May 24, 2010 (File no. 001-16467).

3.2	Certificate of Amendment of the (Second Restated) Certificate of Incorporation of Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 18, 2014 (File no. 001-16467).

3.3	Second Certificate of Amendment of the (Second Restated) Certificate of Incorporation of Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 17, 2015 (File no. 001-16467).

3.4	Third Certificate of Amendment of the Second Restated Certificate of Incorporation of RespireRx Pharmaceuticals Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 1, 2016 (File no. 001-16467).

3.5	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed October 15, 1996 (File no. 001-17951).

3.6	Certificate of Amendment of By-Laws of the Company, incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 8-K filed November 15, 2007. (File no. 001-16467)

3.7	Certificate of Designation, Preferences, Rights and Limitations of Series G 1.5% Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File no. 001-16467).

4.1	Placement Agency Agreement, dated August 24, 2007, by and between Cortex Pharmaceuticals, Inc. and JMP Securities LLC and Rodman and Renshaw, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed August 27, 2007 (File no. 001-16467).

4.2	Placement Agency Agreement, dated April 13, 2009, by and between the Company and Rodman & Renshaw, LLC, Form of Securities Purchase Agreement and Form of Common Stock Purchase Warrant issued by the Company, incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Current Report on Form 8-K filed April 17, 2009 (File no. 001-16467).

10.1	Cortex Pharmaceuticals, Inc. 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.94 to the Company’s Report on Form 8-K filed May 11, 2006 (File no. 001-16467).†

10.2	Form of Notice of Grant of Stock Options and Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.96 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006 (File no. 001-16467).†

10.3	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006 (File no. 001-16467).†

10.4	Amendment No. 1 to the Company’s 2006 Stock Incentive Plan, dated May 9, 2007, incorporated by reference to Exhibit 10.101 to the Company’s Current Report on Form 8-K filed May 15, 2007 (File no. 001-16467).†

10.5	Amendment No. 2 to the Company’s 2006 Stock Incentive Plan, effective as of June 5, 2009, incorporated by reference Exhibit 10.115 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009 (File no. 001-16467).†

10.6	Amendment No. 3 to the Company’s 2006 Stock Incentive Plan, effective May 19, 2010, incorporated by reference to Exhibit 10.118 to the Company’s Current Report on Form 8-K filed May 24, 2010 (File no. 001-16467).†

10.7	Patent License Agreement between the Company and the University of Alberta, dated as of May 9, 2007, incorporated by reference to Exhibit 10.105 to the Company’s Annual Report on Form 10-K filed March 17, 2008 (File no. 001-16467). (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.8	Securities Purchase Agreement, dated July 29, 2009, by and between the Company and the Investors, including a form of Registration Rights Agreement attached as Exhibit B thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to Exhibit 10.114 to the Company’s Current Report on Form 8-K filed July 30, 2009 (File no. 001-16467).

10.9	Asset Purchase Agreement, dated March 15, 2011, by and between the Company and Biovail Laboratories International SRL, incorporated by reference to Exhibit 10.122 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2011 (File no. 001-16467). (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.10	Patent Assignment and Option and Amended and Restated Agreement, dated June 10, 2011, between the Company and Les Laboratoires Servier, incorporated by reference to Exhibit 10.125 to the Company’s Quarterly Report on Form 10-Q filed August 18, 2011 (File no. 001-16467). (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

10.11	Securities Purchase Agreement, dated January 15, 2010, by and between the Company and Samyang Optics Co., Ltd., including a form of Convertible Promissory Note attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit B thereto, incorporated by reference to Exhibit 10.116 to the Company’s Current Report on Form 8-K filed January 21, 2010 (File no. 001-16467).

10.12	Securities Purchase Agreement, dated October 20, 2011, by and between the Company and Samyang Value Partners Co., Ltd., including the Common Stock Purchase Warrant attached as Exhibit A thereto, incorporated by reference to Exhibit 10.127 to the Company’s Annual Report on Form 10-K filed March 30, 2012 (File no. 001-16467).

10.13	Securities Purchase Agreement, dated June 25, 2012, by and between the Company and Samyang Optics Co., Ltd., including a form of Secured Promissory Note attached as Exhibit A thereto, a form of Common Stock Purchase Warrant attached as Exhibit B thereto, and a form of Patent Security Agreement attached as Exhibit C thereto, incorporated by reference to Exhibit 10.129 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2012 (File no. 001-16467).

10.14	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File no. 001-16467).

10.15†	Cortex Pharmaceuticals, Inc. 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan, established March 14, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File no. 001-16467).

10.16	Exclusive License Agreement, dated as of June 27, 2014, by and between the Board of Trustees of the University of Illinois, a body corporate and politic of the State of Illinois, and Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2014 (File no. 001-16467).

10.17	Standard Agreement for Submitting Compounds for Preclinical Pharmacological, Pharmacokinetic and Toxicological Evaluation, dated October 19, 2015, by and between the National Institute on Drug Abuse (hereinafter referred to as “NIDA”), a component of the National Institutes of Health (NIH); and Cortex Pharmaceuticals, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 19, 2016 (File no. 001-16467).

10.18†	Form of Non-Statutory Stock Option Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2014 (File no. 001-16467).

10.19†	Form of Incentive Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2014 (File no. 001-16467).

10.20†	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2014 (File no. 001-16467).

10.21	Release Agreement, dated September 2, 2014, between the Company and the Institute for the Study of Aging Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2014 (File no. 001-16467).

10.22	Form of Convertible Note and Warrant Agreement, including a form of 10% Convertible Note due September 15, 2012 attached as Exhibit A thereto and a form of Warrant to Purchase Common Stock attached as Exhibit B thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2014 (File no. 001-16467).

10.23	Demand Promissory Note, dated June 16, 2015, held by Arnold S. Lippa on behalf of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2015 (File no. 001-16467).

10.24	Form of Demand Promissory Note, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2016 (File no. 001-16467).

10.25	Form of Warrant to Purchase Common Stock, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2016 (File no. 001-16467).

10.26	2015 Stock and Stock Option Plan, dated June 30, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2015 (File no. 001-16467).*

10.27	Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2016 (File no. 001-16467).

10.28	First Amendment of Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017 (File no. 001-16467).

10.29	Form of Non-Statutory Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 8, 2015 (File no. 001-16467).

10.30	Employment Agreement, dated August 18, 2015, between the Company and James S. J. Manuso, incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 19, 2015 (File no. 001-16467).*

10.31	Employment Agreement, dated August 18, 2015, between the Company and Arnold S. Lippa, incorporated by reference to Exhibit 10.3 to Form 8-K filed on August 19, 2015 (File no. 001-16467).*

10.32	Employment Agreement, dated August 18, 2015, between the Company and Robert N. Weingarten, incorporated by reference to Exhibit 10.4 to Form 8-K filed on August 19, 2015 (File no. 001-16467).*

10.33	Employment Agreement, dated August 18, 2015, between the Company and Jeff E. Margolis, incorporated by reference to Exhibit 10.5 to Form 8-K filed on August 19, 2015 (File no. 001-16467).*

10.34	Form of Second Amended and Restated Common Stock and Warrant Purchase Agreement, including a Form of Warrant to Purchase Common Stock attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 31, 2015 (File no. 001-16467).

10.35	Form of Common Stock and Warrant Purchase Agreement, including a form of Warrant to Purchase Common Stock attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2016 (File no. 001-16467).

10.36	Form of Common Stock and Warrant Purchase Agreement, including a form of Warrant to Purchase Common Stock attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2017 (File no. 001-16467).

10.37	Form of Common Stock and Warrant Purchase Agreement, including a form of Warrant to Purchase Common Stock attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2017 (File no. 001-16467).

10.38	Form of Exchange Agreement, including a Form of New Warrant attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2016 (File no. 001-16467).

10.39	Form of Exchange Agreement incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2016 (File no. 001-16467).

10.40	Form of Purchase Agreement (including a form of Warrant) incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 5, 2017 (File no. 001-16467)

10.41	Form of Purchase Agreement (including a form of Warrant) incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 3, 2017 (File no. 001-16467)

10.42

Amendment No. One of the Employment Agreement of Jeff E. Margolis, effective July 1, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed on November 20, 2017 (File no. 001-16467)

10.43	Form of Purchase Agreement (including a form of Warrant) incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 30, 2017 (File no. 001-16467)

10.44	Form of Purchase Agreement (including a form of Warrant) incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 3, 2017 (File no. 001-16467)

10.45

Second Amendment of the Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 14, 2017 (File no. 001-16467)

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

RESPIRERX PHARMACEUTICALS INC.

Date: April 17, 2017	By:	/s/ James S. Manuso, Ph.D.
James S. Manuso, Ph.D.
President and Chief Executive Officer

We, the undersigned directors and officers of RespireRx Pharmaceuticals Inc., do hereby constitute and appoint each of James S.J. Manuso, Ph.D., Arnold S. Lippa, Ph.D., and Jeff E. Margolis as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James S. Manuso, Ph.D.	President, Chief Executive Officer,	April 17, 2018
James S. Manuso, Ph.D.	Director and Vice Chairman of the Board

/s/ Arnold S. Lippa, Ph.D.	Chief Scientific Officer, Director and	April 17, 2018
Arnold S. Lippa, Ph.D.	Executive Chairman of the Board

/s/ Jeff E. Margolis	Senior Vice President, Chief Financial Officer, Treasurer, Secretary,	April 17, 2018
Jeff E. Margolis	and Director

/s/ James E. Sapirstein	Director	April 17, 2018
James E. Sapirstein

/s/ Kathryn MacFarlane	Director	April 17, 2018
Kathryn MacFarlane

S-1