Form 10-Q
period 2018-03-31
RespireRx Pharmaceuticals Inc.
filed 2018-05-21
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes [  ] No [X]

As of May 16, 2018, the Company had 3,123,332, shares of common stock, $0.001 par value, issued and outstanding.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of RespireRx Pharmaceuticals Inc. (“RespireRx” or the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbor created thereby. These might include statements regarding the Company’s future plans, targets, estimates, assumptions, financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about research and development efforts, including, but not limited to, preclinical and clinical research design, execution, timing, costs and results, future product demand, supply, manufacturing, costs, marketing and pricing factors.

In some cases, forward-looking statements may be identified by words including “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “contemplates,” “targets,” “continues,” budgets,” “may,” and similar expressions and such statements may include, but are not limited to, statements regarding (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of the Company’s proposed products, (iv) reorganization plans, and (v) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company’s business and technology, which involve judgments with respect to, among other things, future scientific, economic, regulatory and competitive conditions, collaborations with third parties, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company’s objectives or plans will be achieved.

Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies or changes thereto, available cash, research and development results, competition from other similar businesses, interest of third parties in collaborations with us, and market and general economic factors. This discussion should be read in conjunction with the condensed consolidated financial statements (unaudited) and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, including the section entitled “Item 1A. Risk Factors.” The Company does not intend to update or revise any forward-looking statements to reflect new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$266	$84,902
Advance payment on research contract	48,912	48,912
Prepaid expenses, including current portion of long-term prepaid insurance of $14,945 at March 31, 2018 and December 31, 2017	100,655	42,897

Total current assets	149,833	176,711
Long-term prepaid insurance, net of current portion of $14,945 at March 31, 2018 and December 31, 2017	14,323	18,059

Total assets	$164,156	$194,770

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including $250,733 and $228,939 payable to related parties at March 31, 2018 and December 31, 2017, respectively	$3,048,956	$2,922,013
Accrued compensation and related expenses	758,250	479,300
Convertible notes payable, currently due and payable on demand, including accrued interest of $95,737 and $98,646 at March 31, 2018 and December 31, 2017, respectively (Note 4)	340,737	374,646
Note payable to SY Corporation, including accrued interest of $279,164 and $267,335 at March 31, 2018 and December 31, 2017, respectively (payment obligation currently in default – Note 4)	742,102	583,827
Notes payable to officers, including accrued interest of $32,149 and $26,538 as of March 31, 2018 and December 31, 2017, respectively (Note 4)	187,348	181,738
Other short-term notes payable	64,016	8,630

Total current liabilities	5,141,409	4,550,154

Commitments and contingencies (Note 8)

Stockholders’ deficiency: (Note 6)
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 11; common shares issuable upon conversion at 0.00030 common shares per Series B share	21,703	21,703
Common stock, $0.001 par value; shares authorized: 65,000,000; shares issued and outstanding: 3,123,332 and 3,065,261 at March 31, 2018 and December 31, 2017, respectively (Note 2)	3,123	3,065
Additional paid-in capital	157,546,861	157,422,110
Accumulated deficit	(162,548,940)	(161,802,262)

Total stockholders’ deficiency	(4,977,253)	(4,355,384)

Total liabilities and stockholders’ deficiency	$164,156	$194,770

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Operating expenses:
General and administrative, including $207,594 and $631,910 to related parties for the three months ended March 31, 2018 and 2017, respectively	354,843	1,036,301
Research and development, including $122,509 and $289,220 to related parties for the three months ended March 31, 2018 and 2017, respectively	151,334	384,384

Total operating costs and expenses	506,177	1,420,685

Loss from operations	(506,177)	(1,420,685)
Loss on extinguishment of debt in exchange for equity	(66,782)	-
Interest expense, including $5,610 and $3,827 to related parties for the three months ended March 31, 2018 and 2017, respectively	(27,273)	(25,037)
Foreign currency transaction (loss)	(146,446)	(23,422)

Net loss	(746,678)	(1,469,144)

Net loss attributable to common stockholders	$(746,678)	$(1,469,144)

Net loss per common share - basic and diluted	$(0.24)	$(0.68)

Weighted average common shares outstanding - basic and diluted	3,085,263	2,159,267

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three Months Ended March 31, 2018

	Series B
	Convertible						Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Value	paid-in Capital	Deficit	Deficiency

Balance, December 31, 2017	37,500	$21,703	3,065,261	$3,065	$157,422,110	$(161,802,262)	$(4,355,384)
Fair value of common stock options issued to consultants					14,474		14,474
Common stock issued related to extinguishment of convertible notes			58,071	58	110,277		110,335
Net loss						$(746,678)	$(746,678)
Balance, March 31, 2017	37,500	$21,703	3,123,332	$3,123	$157,546,861	$(162,548,940)	$(4,977,253)

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(746,678)	$(1,469,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	1,707
Loss on extinguishment of convertible debt	66,782	-
Stock-based compensation and fees included in -
General and administrative expenses	-	494,904
Research and development expenses	-	226,138
Foreign currency transaction loss	146,446	23,422
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	(54,021)	(50,270)
Increase (decrease) in -
Accounts payable and accrued expenses	141,416	190,156
Accrued compensation and related expenses	278,950	281,224
Accrued interest payable	27,083	25,010
Net cash used in operating activities	(140,022)	(221,091)

Cash flows from financing activities:
Proceeds from sale of common stock units	-	350,000
Borrowings on short-term notes payable	55,386	-

Net cash provided by financing activities	55,386	350,000

Cash and cash equivalents:
Net (decrease) increase	(84,636)	128,909
Balance at beginning of period	84,902	92,040
Balance at end of period	$266	$220,949

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Three Months Ended March 31,
	2018	2017

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$190	$21
Income taxes	$-	$-

Non-cash operating activity:
Settlement of accounts payable with common stock options	$14,474	$-

Non-cash financing activities:
Accrual of fees payable to placement agent in connection with the sale of common stock units	$-	$20,000
Extinguishment of Convertible Notes payable	$(43,522)	$-
Issuance of common stock in exchange for extinguishment of Convertible Notes payable	$110,334	$-
Fair value of common stock warrants issued to placement agent in connection with the sale of common stock units	$-	$27,648

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months Ended March 31, 2018 and 2017

1. Organization and Basis of Presentation

Organization

RespireRx Pharmaceuticals Inc. (“RespireRx”) was formed in 1987 under the name Cortex Pharmaceuticals, Inc. to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. On December 16, 2015, RespireRx filed a Certificate of Amendment to its Second Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to amend its Second Restated Certificate of Incorporation to change its name from Cortex Pharmaceuticals, Inc. to RespireRx Pharmaceuticals Inc. While developing potential applications for respiratory disorders, RespireRx has retained and expanded its ampakine intellectual property and data with respect to neurological and psychiatric disorders and is considering developing certain potential products in this platform, pending additional financing and/or strategic relationships.

In August 2012, RespireRx acquired Pier Pharmaceuticals, Inc. (“Pier”), which is now its wholly-owned subsidiary.

Basis of Presentation

The condensed consolidated financial statements are of RespireRx and its wholly-owned subsidiary, Pier (collectively referred to herein as the “Company,” unless the context indicates otherwise). The condensed consolidated financial statements of the Company at March 31, 2018 and for the three months ended March 31, 2018 and 2017, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2018, the results of its condensed consolidated operations for the three months ended March 31, 2018 and 2017, and its condensed consolidated cash flows for the three months ended March 31, 2018 and 2017. Condensed consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2017 has been derived from the Company’s audited consolidated financial statements at such date.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC.

2. Business

RespireRx is developing dronabinol, a synthetic derivative of a naturally occurring substance in the cannabis plant, otherwise known as Δ9-THC or Δ9-tetrahydrocannabinol, for the treatment of Obstructive Sleep Apnea (“OSA”), a serious respiratory disorder that impacts an estimated 29.4 million people in the United States according to the American Academy of Sleep Medicine (“AASM”), published in August 2016. OSA has been linked to increased risk for hypertension, heart failure, depression, and diabetes, and has an annual economic cost of $162 billion according to the AASM. There are no approved drug treatments for OSA.

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

RespireRx also believes that there are numerous opportunities for reformulation of dronabinol to produce a second generation proprietary, branded product for the treatment of OSA with an improved profile. Therefore, simultaneous with the development of the RBDC, RespireRx plans to develop a proprietary dronabinol formulation to optimize the dose and duration of action for treating OSA.

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

Since its formation in 1987, RespireRx has been engaged in the research and clinical development of a class of proprietary compounds known as ampakines, which act to enhance the actions of the excitatory neurotransmitter glutamate at AMPA glutamate receptors. Several ampakines, in both oral and injectable form, are being developed by the Company for the treatment of a variety of breathing and other disorders. In clinical studies, select ampakines have shown preliminary efficacy in central sleep apnea and in the control of respiratory depression produced by opioids, without altering their analgesic effects. In animal models of certain orphan disorders, such as Pompe Disease, Rett’s Syndrome and perinatal respiratory distress, certain ampakines have been shown to improve breathing function.

Ampakines also have shown potential as possible therapeutic agents for the treatment of certain neuropsychiatric and neurological disorders. Ampakines have demonstrated positive activity in animal models of Attention Deficit Hyperactivity Disorder (“ADHD”), results that have been extended translationally into statistically significant improvement of symptoms observed in a Phase 2 clinical trial of CX717 in adults with ADHD.  At present, the major pharmacotherapies available for ADHD are made up of two types of drugs.  Stimulants, such as amphetamine, rapidly produce robust effects, but suffer from side effects typical of stimulants, including tolerance, dependence, withdrawal and abuse.  For these reasons, stimulants are scheduled by the FDA.  Non-stimulants, such as Straterra® (atomoxetine) tend to be less effective than stimulants with a much longer (approximately 4 – 8 week) latency to onset of action. In a number of animal and human studies, CX717 and other ampakines did not display any stimulant properties typically associated with drugs like amphetamine. In the Phase 2 ADHD clinical trial, statistically significant therapeutic effects were observed within one week. Therefore, we believe ampakines may represent a novel, non-stimulant treatment for ADHD with a more rapid onset of action than alternative non-stimulant treatment options.

The Company owns patents and patent applications, or the rights thereto (see Note 9. Subsequent Events), for certain families of chemical compounds, including ampakines, which claim the chemical structures, their actions as ampakines and their use in the treatment of various disorders. Patents claiming a family of chemical structures, including CX1739 and CX1942, as well as their use in the treatment of various disorders extend through at least 2028. Additional patents claiming a family of chemical structures, including CX717, as well as their use in the treatment of various disorders expired in 2017 in the U.S. and will expire in 2018 internationally.

In 2011, RespireRx conducted a re-evaluation of its strategic focus and determined that clinical development in the area of respiratory disorders, particularly sleep apnea and drug-induced respiratory depression, provided the most cost-effective opportunities for potential rapid development and commercialization of RespireRx’s compounds. Accordingly, RespireRx narrowed its clinical focus at that time and sidelined other avenues of scientific inquiry. This re-evaluation provided the impetus for RespireRx’s acquisition of Pier in August 2012, as described above. The Company is re-evaluating the potential of ampakines as drug candidates for non-respiratory central nervous system (“CNS”) therapeutic applications, especially considering the data the Company has in respect to its ampakines for certain neuropsychiatric and neurological conditions. Part of the stimulus for the re-evaluation is the March 12, 2018 announcement of the acquisition by Biogen Inc. from Pfizer Inc. of an AMPA receptor modulator which has been in development for schizophrenia, for $75 million upfront and possible $515 million potential milestones and tiered royalties. Additionally, in March 2017, Otsuka Pharmaceutical Co., Ltd. announced that it had agreed to buy Neurovance, Inc. for $100 million plus up to an additional $150 million of contingent payments for a drug in advanced clinical trials for ADHD, a therapeutic area for which one of the Company’s ampakines, CX717, has already demonstrated efficacy in a Phase 2 clinical trial, as discussed above.

The Company has continued to implement its respiratory strategic focus, notwithstanding a change in management in March 2013, and has continued its efforts to obtain the capital necessary to fund the clinical activities. As a result of the Company’s scientific discoveries and the acquisition of strategic, exclusive license agreements (see Note 8. Commitments and Contingencies-Significant Agreements and Contracts-University of Alberta License Agreement, Note 8. Commitments and Contingencies-Significant Agreements and Contracts-University of Illinois 2014 Exclusive License Agreement and Note 9. Subsequent Events), management believes that the Company is a leader in developing drugs for respiratory disorders, particularly sleep apneas and drug-induced respiratory depression, which is a form of apnea. In addition, the Company recently added to its focus CNS applications other than respiratory, particularly ADHD and spinal cord injury.

On May 9, 2007, RespireRx entered into a license agreement, as subsequently amended, with the University of Alberta granting RespireRx exclusive rights to method of treatment patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. These patents, along with RespireRx’s own patents claiming chemical structures, comprise RespireRx’s principal intellectual property supporting RespireRx’s research and clinical development program in the use of ampakines for the treatment of respiratory disorders. RespireRx has completed pre-clinical studies indicating that several of its ampakines, including CX717, CX1739 and CX1942, were efficacious in treating drug induced respiratory depression caused by opioids or certain anesthetics without offsetting the analgesic effects of the opioids or the anesthetic effects of the anesthetics. In two clinical Phase 2 studies, one of which was published in a peer-reviewed journal, CX717, a predecessor compound to CX1739 and CX1942, antagonized the respiratory depression produced by fentanyl, a potent narcotic, without affecting the analgesia produced by this drug. In addition, RespireRx has conducted a Phase 2A clinical study in which patients with sleep apnea were administered CX1739, RespireRx’s lead clinical compound. The results suggested that CX1739 might have use as a treatment for central sleep apnea (“CSA”) and mixed sleep apnea, but not OSA. For more information about recent developments regarding the license agreement with the University of Alberta, see Note 9. Subsequent Events.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $746,678 for the three months ended March 31, 2018 and $4,291,483 for the fiscal year ended December 31, 2017, and negative operating cash flows of $140,022 for the three months ended March 31, 2018 and $697,009 for the fiscal year ended December 31, 2017. The Company also had a stockholders’ deficiency of $4,977,253 at March 31, 2018 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently, and has for some time, been in significant financial distress. It has extremely limited cash resources and current assets and has no ongoing source of sustainable revenue. Management is continuing to address various aspects of the Company’s operations and obligations, including, without limitation, debt obligations, financing requirements, intellectual property, licensing agreements, legal and patent matters and regulatory compliance, and has taken steps to continue to raise new debt and equity capital to fund the Company’s business activities from both related and unrelated parties.

On March 10, 2017 and March 28, 2017, the Company sold units to investors in the 1st 2017 Unit Offering (“1st 2017 Unit Offering”) for aggregate gross proceeds of $350,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock. Units were sold for $2.50 per unit and the warrants issued in connection with the units were exercisable through December 31, 2021 at a fixed price $2.75 per share of the Company’s common stock. The warrants contained a cashless exercise provision and certain blocker provisions preventing exercise if the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock as a result of such exercise. The warrants were also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closed at 200% or more of the unit purchase price for any five (5) consecutive trading days. The investors were not affiliates of the Company. Investors received an unlimited number of piggy-back registration rights. Investors also received an unlimited number of exchange rights, which were options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights were effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing would have been 1.2 times the amount of the original investment. Under certain circumstances, the ratio might have been 1.4 instead of 1.2. The exchange right did not permit the investors to exchange into a debt offering or into redeemable preferred stock. In connection with this transaction, Aurora Capital LLC (“Aurora”) served as a placement agent and earned $20,000 of cash fees and 8,000 placement agent common stock warrants associated with the closing of 1st 2017 Unit Offering. The cash fees were unpaid as of March 31, 2018.

On July 26, 2017, the Company’s Board approved the 2nd 2017 Unit Offering (“2nd 2017 Unit Offering”). The terms of the 2nd 2017 Unit Offering as compared to the terms of the 1st 2017 Unit Offering were such, that it resulted in an exchange of units from the 1st 2017 Unit Offering for new equity securities and warrants of the Company in the 2nd 2017 Unit Offering by the Company by all of the investors in the 1st 2017 Unit Offering.

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

The terms of the 2nd 2017 Unit Offering as compared to the terms of the offering by the Company with closings on December 29, 2016 and December 30, 2016 (the “2nd 2016 Unit Offering”), as discussed in more detail below, and the 1st 2017 Unit Offering, has resulted in an exchange of all of the units from each of the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering into equity securities and warrants of the 2nd 2017 Unit Offering.

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including the pursuit of the Company’s planned research and development activities. The Company regularly evaluates various measures to satisfy the Company’s liquidity needs, including development and other agreements with collaborative partners and, when necessary, seeking to exchange or restructure the Company’s outstanding securities. The Company is evaluating certain changes to its operations and structure to facilitate raising capital from sources that may be interested in financing only discrete aspects of the Company’s development programs. Such changes could include a significant reorganization, which may include the formation of one or more subsidiaries into which one or more programs may be contributed. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

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

Fair Value of Financial Instruments

The authoritative guidance with respect to fair value of financial instruments established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. Disclosure as to transfers into and out of Levels 1 and 2, and activity in Level 3 fair value measurements, is also required.

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

2018 Notes Exchange

On February 28, 2018, the Company entered into an exchange agreement with a single holder of two convertible notes. The note holder agreed to exchange an aggregate of $43,552 of principal and accrued interest for 58,071 shares of the Company’s common stock. The closing price of the Company’s common stock on February 28, 2018 was $1.90 per share. As a result of the exchange, $43,552 of convertible notes, inclusive of accrued interest, were cancelled and $110,334 market value of common stock was issued, resulting in a loss on extinguishment of debt of $66,782.

2nd 2016 Unit Offering

On December 29, 2016 and December 30, 2016, the Company sold units to investors for aggregate gross proceeds of $185,000, comprised of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock (this 2nd 2016 Unit Offering followed an earlier unit offering in 2016). Units were sold for $1.42 per unit and the warrants issued in connection with the units were exercisable through December 31, 2021 at a fixed price $1.562 per share of the Company’s common stock. The warrants contained a cashless exercise provision and certain blocker provisions preventing exercise if the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock as a result of such exercise. The warrants were also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closed at 200% or more of the unit purchase price for any five (5) consecutive trading days. The investors were not affiliates of the Company. Investors received an unlimited number of piggy-back registration rights. The investors also received an unlimited number of exchange rights to exchange such investor’s entire investment (and not less than the entire investment) into subsequent offerings of the Company until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing was 1.2 times the amount of the original investment. Under certain circumstances, the ratio might have been 1.4 instead of 1.2. The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification (ASC) 815 and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and that the warrants and exchange right should be accounted for with the host instrument. The Company then looked to how the host instrument should be classified and determined that it could not, at that time, be classified as permanent equity as there was a potential that the Unit investment amount could be exchanged for debt (convertible or otherwise) or for redeemable preferred stock. Since the exchange right expired within one year, the Company concluded at that time that the Unit investment would be appropriately classified as a current liability. The Unit investment has since been reclassified to “permanent equity.” The closing market prices of the Company’s common stock on December 29, 2016 and December 30, 2016 were $2.85 and $2.80 respectively.

1st 2017 Unit Offering

On March 10, 2017 and March 28, 2017, the Company sold units to investors for aggregate gross proceeds of $350,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock (the “1st 2017 Unit Offering”). Units were sold for $2.50 per unit and the warrants issued in connection with the units were exercisable through December 31, 2021 at a fixed price $2.75 per share of the Company’s common stock. The warrants contained a cashless exercise provision and certain blocker provisions preventing exercise if the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock as a result of such exercise. The warrants were also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closed at 200% or more of the unit purchase price for any five (5) consecutive trading days. The investors were not affiliates of the Company. Investors received an unlimited number of piggy-back registration rights. Investors also received an unlimited number of exchange rights, which were options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights were effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing was 1.2 times the amount of the original investment. Under certain circumstances, the ratio might have been 1.4 instead of 1.2. The exchange right did not permit the investors to exchange into a debt offering or into redeemable preferred stock, therefore, the 1st 2017 Unit Offering resulted in the issuance of permanent equity. The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification Topic (ASC) 815 and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and that the warrants and exchange right should be accounted for with the host instrument. The closing market prices of the Company’s common stock on March 10, 2017 and March 28, 2017 were $4.05 and $3.80 respectively. In connection with this transaction, Aurora Capital LLC (“Aurora”) served as a placement agent and earned $20,000 fees and 8,000 placement agent common stock warrants associated with the closing of 1st 2017 Unit Offering. The fees were unpaid as of March 31, 2018 and have been accrued in accounts payable and accrued expenses and charged against Additional paid-in capital as of March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017 and March 31, 2018. The placement agent common stock warrants were valued at $27,648 and were accounted for in Additional paid-in capital as of March 31, 2017 and remain valued at that amount as of March 31, 2018. For additional information see Note 6.

On July 26, 2017, the Company’s Board approved an offering of securities conducted via private placement (the “2nd 2017 Unit Offering” discussed below) that, because of the terms of the 2nd 2017 Unit Offering as compared to the terms of the 2nd 2016 Unit offering and the 1st 2017 Unit Offering, resulted in an exchange of all of the units from the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering into equity securities of the Company in the 2nd 2017 Unit Offering by all of the investors in the 2nd 2016 Unit Offering and all of the investors in the 1st 2017 Unit Offering. Because all of the investors in the 2nd 2016 Unit Offering exchanged their units into the 2nd 2017 Unit Offering the current non-permanent equity liability as of December 31, 2016 had been reclassified in 2017 as permanent equity capital. Because the 1st 2017 Unit Offering and the 2nd 2017 Unit Offering were both originally accounted for as equity, a reclassification similar to the one effected with respect to the 2nd 2016 Unit Offering was not required.

Extinguishment of Debt

The Company accounts for the extinguishment of debt in accordance with GAAP by comparing the carrying value of the debt to the fair value of consideration paid or assets given up and recognizing a loss or gain in the condensed consolidated statement of operations in the amount of the difference in the period in which such transaction occurs.

Equipment

Equipment is recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from three to five years. All equipment was fully depreciated as of March 31, 2018.

Long-Term Prepaid Insurance

Long-term prepaid insurance represents the premium paid in March 2017 for directors’ and officers’ insurance tail coverage, which is being amortized on a straight-line basis over the policy period of six years. The amount amortizable in the ensuing twelve-month period is recorded as a current asset in the Company’s condensed consolidated balance sheet at each reporting date.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including long-term prepaid insurance, for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable, but at least annually. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. The Company has not deemed any long-lived assets as impaired at March 31, 2018.

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

For stock options requiring an assessment of value during the three months ended March 31, 2018, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	2.56%
Expected dividend yield	0%
Expected volatility	185.41%
Expected life	4.7

For stock options requiring an assessment of value during the three months ended March 31, 2017, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	1.75%
Expected dividend yield	0%
Expected volatility	145.00%
Expected life	3.6 to 5 years

The Company recognizes the fair value of stock-based compensation in general and administrative costs and in research and development costs, as appropriate, in the Company’s condensed consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option and warrant exercises. There were no stock options exercised during the three months ended March 31, 2018 and 2017.

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

As of March 31, 2018, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of March 31, 2018, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Research and Development

Research and development costs include compensation paid to management directing the Company’s research and development activities, and fees paid to consultants and outside service providers and organizations (including research institutes at universities), and other expenses relating to the acquisition, design, development and clinical testing of the Company’s treatments and product candidates.

Research and development costs incurred by the Company under research grants are expensed as incurred over the life of the underlying contracts, unless the terms of the contract indicate that a different expensing schedule is more appropriate.

The Company reviews the status of its research and development contracts on a quarterly basis.

On May 6, 2016, the Company made an advance payment to Duke University with respect to the Phase 2A clinical trial of CX1739. At March 31, 2018, an asset balance of $48,912 remained from the advance payment.

License Agreements

Obligations incurred with respect to mandatory payments provided for in license agreements are recognized ratably over the appropriate period, as specified in the underlying license agreement, and are recorded as liabilities in the Company’s condensed consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s condensed consolidated statement of operations. Obligations incurred with respect to milestone payments provided for in license agreements are recognized when it is probable that such milestone will be reached and are recorded as liabilities in the Company’s condensed consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s condensed consolidated statement of operations. Payments of such liabilities are made in the ordinary course of business.

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

At March 31, 2018 and 2017, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2018	2017
Series B convertible preferred stock	11	11
Convertible notes payable	29,957	30,596
Common stock warrants	1,464,415	688,198
Common stock options	4,012,929	1,702,749
Total	5,507,312	2,421,554

Reclassifications

Certain comparative figures in 2017 have been reclassified to conform to the current quarter’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

4. Notes Payable

Convertible Notes Payable

The convertible notes sold to investors in 2014 and 2015, which aggregated a total of $579,500, had a fixed interest rate of 10% per annum and those that remain outstanding are convertible into common stock at a fixed price of $11.3750 per share. The convertible notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The warrants to purchase 50,945 shares of common stock issued in connection with the sale of the convertible notes were exercisable at a fixed price of $11.3750 per share, provided no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. All such warrants have either been exchanged as part of April and May 2016 note and warrant exchange agreements or expired on September 15, 2016. The Company determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

The maturity date of the notes was extended to September 15, 2016 and included the issuance of 27,936 additional warrants to purchase common stock, exercisable at $11.375 per share of common stock expiring on September 15, 2016.

The Notes (including those for which default notices have been received) consist of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Principal amount of notes payable	$245,000	$276,000
Add accrued interest payable	95,737	98,646
	$340,737	$374,646

Between October 3, 2016 and October 25, 2016, the Company received several notices of default from holders of convertible notes. The effect of such notices of default was to increase the annual interest rate from 10% to 12% with respect to the convertible notes to which such notices applied. On February 28, 2018, two of such convertible notes were exchanged for common stock of the Company and were extinguished. The Company measured the fair value of the shares of common stock issued to the holder in respect to the extinguishment of the two convertible notes as compared to the aggregate of principal and interest on such notes and recorded a loss of 66,782 which is the amount of the excess fair value paid as compared to the aggregate principal and interest extinguished. The total amount of principal and accrued interest that was due and payable was $43,552. The notes were exchanged for 58,071 shares of the Company’s common stock. The effective exchange rate was $0.75 per share of the Company’s common stock. The closing price of the Company’s common stock on February 28, 2018, was $1.90 as reported by the OTC Markets.

On February 28, 2018, the Board of Directors authorized the offering of a similar exchange arrangement at the same effective exchange rate of $0.75 per share of the Company’s common stock to all remaining holders of 10% Convertible Notes (some of which notes are the subject of notices of default and therefore accruing annual interest at 12%); however, as of March 31, 2018, no other holders of notes have elected to exchange their notes on such terms.

As of March 31, 2018, principal and accrued interest on convertible notes subject to default notices totaled $49,807, of which $14,807 was accrued interest. As of December 31, 2017, principal and accrued interest on convertible notes subject to default notices totaled $91,028 of which $25,028 was accrued interest.

As of March 31, 2018, the remaining outstanding convertible notes were convertible into 29,957 shares of the Company’s common stock, including 6,700 shares attributable to accrued interest of $95,737 payable as of such date. As of December 31, 2017, the Notes were convertible into 32,941 shares of the Company’s common stock, including 8,677 shares attributable to accrued interest of $98,646 payable as of such date. Such notes will continue to accrue interest until exchanged, if exchanged. If such notes are not exchanged, they will continue to accrue interest until either paid or otherwise discharged. There can be no assurance that any of the additional holders of the remaining 10% Convertible Notes will exchange their notes.

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“SY Corporation”), an approximately 20% common stockholder of the Company at that time. SY Corporation was a significant stockholder and a related party at the time of the transaction but has not been a significant stockholder or related party of the Company subsequent to December 31, 2014. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in default, although SY Corporation has not issued a notice of default or a demand for repayment. Management believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the three months ended March 31, 2018, there were no further communications between the Company and SY Corporation.

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

Note payable to SY Corporation consists of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	279,164	267,335
Foreign currency transaction adjustment	63,164	(83,282)
	$742,102	$583,827

Interest expense with respect to this promissory note was $11,829 and $11,829 for three months ended March 31, 2018 and 2017, respectively.

Advances and Notes Payable to Officers

On January 29, 2016, Dr. Arnold S. Lippa, the Company’s Chief Scientific Officer and Chairman of the Board of Directors, advanced $52,600 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. On September 23, 2016, Dr. Lippa advanced $25,000 to the Company for working capital purposes under a second demand promissory note with interest at 10% per annum. The notes are secured by the assets of the Company. During the three months ended March 31, 2018 and 2017, $2,808 and $1,913 was charged to interest expense with respect to the notes, respectively. In connection with the loan, Dr. Lippa was issued fully vested warrants to purchase 15,464 shares of the Company’s common stock, 10,309 of which have an exercise price of $5.1025 per share and 5,155 of which have an exercise price of $4.85 which were the closing prices of the Company’s common stock on the respective dates of grant. The warrants expire on January 29, 2019 and September 23, 2019 respectively and may be exercised on a cashless basis.

On February 2, 2016, Dr. James S. Manuso, the Company’s Chief Executive Officer and Vice Chairman of the Board of Directors, advanced $52,600 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. On September 22, 2016, Dr. Manuso, advanced $25,000 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. The notes are secured by the assets of the Company. During the three months ended March 31, 2018 and 2017, $2,802 and $1,913 was charged to interest expense with respect to the notes, respectively. In connection with the loan, Dr. Manuso was issued fully vested warrants to purchase 13,092 shares of the Company’s common stock, 8,092 of which have an exercise price of $6.5000 per share and 5,000 of which have an exercise price of $5.00, which were the closing market prices of the Company’s common stock on the respective dates of grant. The warrants expire on February 2, 2019 and September 22, 2019, respectively, and may be exercised on a cashless basis.

Other Short-Term Notes Payable

Other short-term notes payable at March 31, 2018 and December 31, 2017 consisted of premium financing agreements with respect to various insurance policies. At March 31, 2018, a premium financing agreement was payable in the amount of $63,750, with interest at 8.930% per annum, in ten monthly installments of $6,639. In addition, there was a remaining amount $356 of a short term note payable with respect to an expiring policy. At March 31, 2018, the aggregate amount of the short-term notes payable was $64,016.

5. Settlement and Payment Agreements

On December 9, 2017, the Company accepted offers from certain executive officers, a former executive officer, the independent members of the Board of Directors and two consultants (“Offerees”) pursuant to which such Offerees offered to forgive all, or in one case, a portion of their accrued compensation and compensation related amounts owed to them and vendor accounts payable as of September 30, 2017. Also, on December 9, 2017, the Company granted non-qualified stock options (“NQSOs”) to the Offerees. The NQSOs immediately vested, have a term of 10 years and have an exercise price of $1.45 per share, which was the closing price on the last trading day before the grant date (Friday, December 8, 2017). The NQSOs were valued using the Black-Scholes option pricing model utilizing the following assumptions: (i) stock price $1.45, (ii) exercise price $1.45, (iii) estimated term 5 years (utilizing the simple method to determine estimated option life when option terms exceed 5 years, which method is to sum the vesting period (in this case 0) and the term (in this case 10 years) and divide by 2), (iv) estimated volatility of 184.92%, (v) risk free rate 1.62% and (vi) dividend yield 0%. The resulting value was $1.396 per NQSO.

The table below summarizes the result of the forgiveness and NQSO grant transactions:

	Dollar amount forgiven	Number of NQSOs granted	Value of NQSOs granted	Gain
Executive Officers, former executive officer, independent members of the Board of Directors	$2,557,083	1,772,056	$2,475,561	$81,522

Consultants	$111,635	77,362	$108,076	$3,559

Total	$2,668,718	1,849,418	$2,583,637	$85,081

6. Stockholders’ Deficiency

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2018 and December 31, 2017, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred Stock”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”); 205,000 shares were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating Preferred Stock”); and 1,700 shares were designated as Series G 1.5% Convertible Preferred Stock. Accordingly, as of March 31, 2018 and December 31, 2017, 3,505,800 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

There were no shares of 9% Preferred Stock, Series A Junior Participating Preferred Stock, or Series G 1.5% Convertible Preferred Stock outstanding as of March 31, 2018 and December 31, 2017.

Series B Preferred Stock outstanding as of March 31, 2018 and December 31, 2017 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred Stock is convertible into approximately 0.00030 shares of common stock at an effective conversion price of $2,208.375 per share of common stock, which is subject to adjustment under certain circumstances. As of March 31, 2018 and December 31, 2017, the shares of Series B Preferred Stock outstanding are convertible into 11 shares of common stock. The Company may redeem the Series B Preferred Stock for $25,001, equivalent to $0.6667 per share of Series B Preferred Stock, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

Common Stock

Company has 70,000,000 authorized shares of stock, consisting of 65,000,000 shares designated as common stock, par value $0.001 per share, and 5,000,000 shares designated as preferred stock, par value $0.001 per share.

1st 2017 Unit Offering

On March 10, 2017 and March 28, 2017, the Company sold units to investors for aggregate gross proceeds of $350,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock (the “1st 2017 Unit Offering”). Units were sold for $2.50 per unit and the warrants issued in connection with the units were exercisable through December 31, 2021 at a fixed price $2.75 per share of the Company’s common stock. The warrants contained a cashless exercise provision and certain blocker provisions preventing exercise if the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock as a result of such exercise. The warrants were also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closed at 200% or more of the unit purchase price for any five (5) consecutive trading days. Investors were not affiliates of the Company. The investors received an unlimited number of piggy-back registration rights. Investors also received an unlimited number of exchange rights, which were options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights were effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing would be 1.2 times the amount of the original investment. Under certain circumstances, the ratio might have been 1.4 instead of 1.2. The exchange right did not permit the investors to exchange into a debt offering or into redeemable preferred stock, therefore, unlike the 2nd 2016 Unit Offering, the 2017 Unit Offering resulted in the issuance of permanent equity. The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification Topic (ASC) 815 and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and that the warrants and exchange right should be accounted for with the host instrument. The closing market prices of the Company’s common stock on March 10, 2017 and March 28, 2017 were $4.05 and $3.80 respectively. In connection with this transaction, Aurora Capital LLC (“Aurora”) served as a placement agent and earned $20,000 fees and 8,000 placement agent common stock warrants associated with the closing of 1st 2017 Unit Offering. The fees were unpaid as of March 31, 2018 and have been accrued in accounts payable and accrued expenses and charged against Additional paid-in capital as of March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017 and March 31, 2018. The placement agent common stock warrants were valued at $27,648 and were accounted for in Additional paid-in capital as of March 31, 2017 and remain valued at that amount as of March 31, 2018.

On July 26, 2017, the Company’s Board approved an offering of securities conducted via private placement (the “2nd 2017 Unit Offering” described below) that, because of the terms of the 2nd 2017 Unit Offering as compared to the terms of the 2nd 2016 Unit offering and the 1st 2017 Unit Offering, resulted in an exchange of all of the units from the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering into equity securities of the Company in the 2nd 2017 Unit Offering by all of the investors in the 2nd 2016 Unit Offering and all of the investors in the 1st 2017 Unit Offering. Because all of the investors in the 2nd 2016 Unit Offering exchanged their units into the 2nd 2017 Unit Offering the current non-permanent equity liability as of December 31, 2016 has been reclassified in 2017 as permanent equity capital. Because the 1st 2017 Unit Offering and the 2nd 2017 Unit Offering were both originally accounted for as equity, no reclassification was required.

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

The terms of the 2nd 2017 Unit Offering, as compared to the terms of the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering, resulted in an exchange of all of the units from each of the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering into equity securities of the 2nd 2017 Unit Offering. The 1st 2017 Unit Offering and the 2nd 2017 Unit Offering were both originally accounted for as equity.

Common Stock Warrants

Information with respect to the issuance and exercise of common stock purchase warrants in connection with the Convertible Note Payable and Warrant Purchase Agreement, and Notes Payable to Officers, is provided at Note 4.

A summary of warrant activity for the three months ended March 31, 2018 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2017	1,464,415	$2.68146
Issued	-	-
Warrants outstanding at March 31, 2018	1,464,415	$2.68146	4.59

Warrants exercisable at December 31, 2017	1,464,415	$2,68146	4.88
Warrants exercisable at March 31, 2018	1,464,415	$2.68146	4.59

The exercise prices of common stock warrants outstanding and exercisable are as follows at March 31, 2018:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$1.0000	916,217	916,217	September 20, 2022
$1.2870	41,002	41,002	April 17, 2019
$1.5620	130,284	130,284	December 31, 2021
$2.7500	8,000	8000	September 20, 2022
$4.8500	5,155	5,155	September 23, 2019
$4.8750	108,594	108,594	September 30, 2020
$5.0000	5,000	5,000	September 22, 2019
$5.1025	10,309	10,309	January 29, 2019
$6.5000	8,092	8,092	February 4, 2019
$6.8348	145,758	145,758	September 30, 2020
$7.9300	86,004	86,004	February 28, 2021
	1,464,415	1,464,415

Based on a fair market value of $1.3100 per share on March 31, 2018, the intrinsic value of exercisable in-the-money common stock warrants was $284,970 as of March 31, 2018.

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

A summary of stock option activity for the three months ended March 31, 2018 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2017	3,996,167	$3.7868
Granted	16,762	1.2500
Expired	-	-
Forfeited	-	-
Options outstanding at March 31, 2018	4,012,929	$3.7762	6.79

Options exercisable at December 31, 2017	3,996,167	$3.7868
Options exercisable at March 31, 2018	4,007,691	$3.7795	6.80

There was no deferred compensation expense for the outstanding and unvested stock options at March 31, 2018.

The exercise prices of common stock options outstanding and exercisable were as follows at March 31, 2018:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$1.2500	16,762	11,524	December 7, 2022
$1.3500	34,000	34,000	July 28, 2022
$1.4500	1,849,418	1,849,418	December 9, 2027
$1.4500	100,000	100,000	December 9, 2027
$2.0000	285,000	285,000	June 30, 2022
$2.0000	25,000	25,000	July 26, 2022
$3.9000	395,000	395,000	January 17, 2022
$4.5000	7,222	7,222	September 2, 2021
$5.6875	89,686	89,686	June 30, 2020
$5.7500	2,608	2,608	September 12, 2021
$6.4025	27,692	27,692	August 18, 2020
$6.4025	129,231	129,231	August 18, 2022
$6.4025	261,789	261,789	August 18, 2025
$6.8250	8,791	8,791	December 11, 2020
$7.3775	523,077	523,077	March 31, 2021
$8.1250	169,231	169,231	June 30, 2022
$13.0000	7,385	7,385	March 13, 2019
$13.0000	3,846	3,846	April 14, 2019
$13.9750	3,385	3,385	March 14, 2024
$15.4700	7,755	7,755	April 8, 2020
$15.9250	2,462	2,462	February 28, 2024
$16.0500	46,154	46,154	July 17, 2019
$16.6400	1,538	1,538	January 29, 2020
$19.5000	9,487	9,487	July 17, 2022
$19.5000	6,410	6,410	August 10, 2022
	4,012,929	4,007,691

Based on a fair market value of $1.3100 per share on March 31, 2018, the intrinsic value of exercisable in-the-money options was $691 as of March 31, 2018.

A summary of stock option activity for the three months ended March 31, 2017 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2016	1,307,749	$7.6515
Granted	395,000	3.9000
Expired	-	-
Forfeited	-	-
Options outstanding at March 31, 2017	1,702,749	$6.7812	5.23

Options exercisable at March 31, 2017	1,505,249	$7.1593	5.27
Options exercisable at December 31, 2016	1,307,749	$7.6515

The exercise prices of common stock options outstanding and exercisable were as follows at March 31, 2017:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$3.9000	395,000	197,500	January 17, 2022
$4.5000	7,222	7,222	September 2, 2021
$5.6875	89,686	89,686	June 30, 2020
$5.7500	2,608	2,608	September 12, 2021
$6.4025	27,692	27,692	August 18, 2020
$6.4025	129,231	129,231	August 18, 2022
$6.4025	261,789	261,789	August 18, 2025
$6.8250	8,791	8,791	December 11, 2020
$7.3775	523,077	523,077	March 31, 2021
$8.1250	169,231	169,231	June 30, 2022
$13.0000	7,385	7,385	March 13, 2019
$13.0000	3,846	3,846	April 14, 2019
$13.9750	3,385	3,385	March 14, 2024
$15.4700	7,755	7,755	April 8, 2020
$15.9250	2,462	2,462	February 28, 2024
$16.2500	46,154	46,154	July 17, 2019
$16.6400	1,538	1,538	January 29, 2020
$19.5000	9,487	9,487	July 17, 2022
$19.500	6,410	6,410	August 10, 2022
	1,702,749	1,505,249

Based on a fair market value of $3.8000 per share on March 31, 2017, the intrinsic value of exercisable in-the-money common stock options was $0 as of March 31, 2017.

For the three months ended March 31, 2018 and 2017, stock-based compensation costs included in the condensed consolidated statements of operations consisted of general and administrative expenses of $0 and $494,904, respectively, and research and development expenses of $0 and $226,138, respectively.

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

The stock options and warrants outstanding at June 30, 2012 were all out-of-the-money on August 10, 2012. During late July and early August 2012, shortly before completion of the merger, the Company issued options to officers and directors at that time to purchase a total of 22,651 shares of common stock exercisable for ten years at $19.5000 per share. By October 1, 2012, these options, as well as the options and warrants outstanding at June 30, 2012, were also out-of-the-money and continued to be out-of-the-money through March 31, 2018.

There were no stock options or warrants exercised subsequent to August 10, 2012 that triggered additional contingent consideration, and the only remaining stock options outstanding that could still trigger the additional contingent consideration remained out-of-the-money through March 31, 2018. As of March 31, 2018, due to the expirations and forfeitures of RespireRx stock options and warrants occurring since August 10, 2012, 6,497 contingent shares of common stock remained issuable under the Pier merger agreement.

The Company concluded that the issuance of any of the contingent shares to the Pier Stock Recipients was remote, as a result of the large spread between the exercise prices of these stock options and warrants as compared to the common stock trading range, the subsequent expiration or forfeiture of most of the options and warrants, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants have remained significantly out-of-the-money through March 31, 2018. Accordingly, the Company considered the fair value of the contingent consideration to be immaterial and therefore did not ascribe any value to such contingent consideration. If any such shares are ultimately issued to the former Pier stockholders, the Company will recognize the fair value of such shares as a charge to operations at that time.

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

At March 31, 2018, the Company had 65,000,000 shares of common stock authorized and 3,123,332 shares of common stock issued and outstanding. Furthermore, as of March 31, 2018, the Company had reserved an aggregate of 11 shares for issuance upon conversion of the Series B Preferred Stock; 1,464,415 shares for issuance upon exercise of warrants; 4,012,929 shares for issuance upon exercise of outstanding stock options; 63,236 shares to cover equity grants available for future issuance pursuant to the 2014 Plan; 3,043,050 shares to cover equity grants available for future issuance pursuant to the 2015 Plan; 29,823 shares for issuance upon conversion of the Convertible Notes; and 6,497 shares issuable as contingent shares pursuant to the Pier merger. Accordingly, as of March 31, 2018, the Company had an aggregate of 8,620,000 shares of common stock reserved for issuance and 53,256,668 shares of common stock unreserved and available for future issuance. The Company expects to satisfy its future common stock commitments through the issuance of authorized but unissued shares of common stock.

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

On March 31, 2013, the Company accrued $85,000 as reimbursement for legal fees incurred by Aurora in conjunction with the removal of the Company’s prior Board of Directors on March 22, 2013, which amount has been included in accounts payable and accrued expenses at March 31, 2018 and December 31, 2017.

On June 30, 2015, the Board of Directors of the Company awarded, but did not pay, cash bonuses totaling $215,000, including an aggregate of $195,000 to certain of the Company’s executive officers and an aggregate of $20,000 to the independent members of the Company’s Board of Directors. The cash bonuses awarded to executive officers were as follows: Dr. Arnold S. Lippa - $75,000; Jeff E. Margolis - $60,000; and Robert N. Weingarten (resigned as an officer and director of the Company in February 2017, but remains a consultant to the Company) - $60,000. The cash bonuses awarded to the two independent members of the Company’s Board of Directors were as follows: James E. Sapirstein - $10,000; and Kathryn MacFarlane - $10,000. The cash bonuses were awarded as partial compensation for services rendered by such persons from January 1, 2015 through June 30, 2015. Such amounts of accrued compensation through September 30, 2017 were forgiven on December 9, 2017 when, on the same date certain amounts were granted as options (See Note 7. Related Party Transactions), and therefore such amounts are no longer included in accrued compensation and related expenses as of March 31, 2018 or December 31, 2017.

On June 30, 2015, the Board of Directors also established cash compensation arrangements for certain of the Company’s executive officers at the following monthly rates: Dr. Arnold S. Lippa - $12,500; Jeff E. Margolis - $10,000; and Robert N. Weingarten (resigned as an officer and director of the Company in February 2017, but remains a consultant to the Company) - $10,000. In addition, the Company established quarterly cash board fees for the two independent members of the Company’s Board of Directors as follows: James E. Sapirstein - $5,000; and Kathryn MacFarlane - $5,000. This compensation was payable in arrears and commenced on July 1, 2015. On August 18, 2015, the cash compensation arrangements for these executive officers were further revised as described below in Note 8. These compensation arrangements have been extended through September 30, 2018.

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

On February 17, 2017, Robert N. Weingarten resigned as a director and as the Company’s Vice President and Chief Financial Officer, but remains a consultant to the Company.

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

On March 28, 2017, Aurora earned $20,000 of cash fees and 8,000 placement agent common stock warrants associated with the closing of 1st 2017 Unit Offering. The cash fees were unpaid as of March 31, 2018 and have been included in accounts payable and accrued expenses and charged against Additional paid-in capital as of March 31, 2018 and December 31, 2017. The placement agent common stock warrants were valued at $27,648 and were accounted for in Additional paid-in capital as of March 31, 2018 and December 31, 2017.

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

As a result of his resignation in February 2017, Mr. Weingarten is no longer considered a related party as of March 31, 2018.

A description of advances and notes payable to officers is provided at Note 4.

8. Commitments and Contingencies

Pending or Threatened Legal Actions and Claims

By letter dated May 18, 2018, the Company received notice from counsel claiming to represent TEC Edmonton and The Governors of the University of Alberta, which purports to terminate, effective December 12, 2017, the license agreement dated May 9, 2007 between the Company and The Governors of the University of Alberta.  The Company, through its counsel, disputed any grounds for termination and has notified the representative of its intention to invoke Section 13 of that license agreement, which mandates a meeting to be attended by individuals with decision-making authority to attempt in good faith to negotiate a resolution to the dispute. No assurance can be provided that the parties will reach an acceptable resolution and, in light of the early stages of the disagreement, we cannot estimate the possible impact of this disagreement on the Company’s operations or business prospects.

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

By letter dated February 5, 2016, the Company received a demand from a law firm representing a professional services vendor of the Company alleging an amount due and owing for unpaid services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded the vendor the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted the vendor attorneys’ fees and costs of $47,937. All such amounts have been accrued at March 31, 2018 and December 31, 2017.

By e-mail dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and owing for unpaid investment banking services rendered. Such amount has been accrued at March 31, 2018 and December 31, 2017.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s consolidated financial statements at March 31, 2018, December 31, 2017 and March 31, 2017 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

Significant Agreements and Contracts

Consulting Agreement

Richard Purcell was appointed as the Company’s Senior Vice President of Research and Development effective October 15, 2014. Mr. Purcell provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc., through which the Company has contracted for his services, for a monthly cash fee of $12,500. Additional information with respect to shares of common stock issued to Mr. Purcell is provided at Note 6. Cash compensation expense pursuant to this agreement totaled $37,608 for the three months ended March 31, 2018 and 2017, which is included in research and development expenses in the Company’s condensed consolidated statements of operations for such periods.

Employment Agreements

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso, Ph.D., to be its new President and Chief Executive Officer. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which will be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Manuso received an annual base salary of $375,000. Dr. Manuso is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Manuso was granted stock options to acquire 261,789 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans in the discretion of the Board of Directors. Dr. Manuso is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as additional compensation for a term life insurance policy and disability insurance policy. Dr. Manuso is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Manuso is provided at Note 6. Cash compensation accrued pursuant to this agreement totaled $103,650 for each of the three months ended March 31, 2018, and 2017, respectively. Such amounts were included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at March 31, 2018 and 2017, respectively, and in general and administrative expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2018 and 2017. On December 9, 2017, Dr. Manuso forgave $878,360 of accrued compensation and related expenses which was the amount owed by the Company as of September 30, 2017, as described in more detail below. On the same date, Dr. Manuso received options to purchase 608,704 shares of common stock, as described in more detail below. Dr. Manuso does not receive any additional compensation for serving as Vice Chairman or a member of on the Board of Directors. Such amounts have not been paid to Dr. Manuso.

On August 18, 2015, concurrently with the hiring of Dr. James S. Manuso as the Company’s new President and Chief Executive Officer, Dr. Arnold S. Lippa resigned as the Company’s President and Chief Executive Officer. Dr. Lippa continues to serve as the Company’s Executive Chairman and as a member of the Board of Directors. Also on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which will be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Lippa received an annual base salary of $300,000. Dr. Lippa is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 30,769 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Dr. Lippa is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Lippa is provided at Note 6. Cash compensation accrued pursuant to this agreement totaled $84,900 for each of the three months ended March 31, 2018 and 2017, respectively, which is included in accrued compensation and related expenses in the Company’s consolidated balance sheet at March 31, 2018 and 2017, and in research and development expenses in the Company’s consolidated statement of operations. Cash compensation accrued to Dr. Lippa for bonuses and under a prior superseded arrangement, while still serving as the Company’s President and Chief Executive Officer, totaled $94,758 and was part of the amount forgiven on December 9, 2017 and therefore is no longer included in accrued compensation and related expenses as of March 31, 2018. Dr. Lippa does not receive any additional compensation for serving as Executive Chairman and on the Board of Directors. On December 9, 2017, Dr. Lippa forgave $807,497 of accrued compensation and related expenses which was the amount owed by the Company as of September 30, 2017. On the same date, Dr. Lippa received options to purchase 559,595 shares of common stock, as described in more detail below.

On August 18, 2015, the Company also entered into an employment agreement with Jeff E. Margolis, in his continuing role as Vice President, Secretary and Treasurer. Pursuant to the agreement, which was for an initial term through September 30, 2016 (and which will be deemed to be automatically extended upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Mr. Margolis received an annual base salary of $195,000, and is also eligible to receive performance-based annual bonus awards ranging from $65,000 to $125,000, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Mr. Margolis was granted stock options to acquire 30,769 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Margolis is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Mr. Margolis is also each entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Mr. Margolis is provided at Note 6. Cash compensation accrued pursuant to this agreement totaled $80,400 for Mr. Margolis for the three months ended March 31, 2018 and $54,150 for the three months ended March 31, 2017, which is included in accrued compensation and related expenses in the Company’s consolidated balance sheet at March 31, 2018 and 2017, and in general and administrative expenses in the Company’s consolidated statement of operations. On December 9, 2017, Mr. Margolis forgave $560,876 of accrued compensation and related expenses which was the amount owed by the Company as of September 30, 2017. On the same date, Mr. Margolis received options to purchase 388,687 shares of common stock, as described in more detail below. Cash compensation accrued to Mr. Margolis for bonuses and under prior superseded arrangements totaled $75,806 and was part of the amount forgiven on December 9, 2017 and therefore is no longer included in accrued compensation and related expenses as of March 31, 2018. Mr. Margolis serves as a Director of the Company but does not receive any additional compensation for serving on the Board of Directors.

The employment agreements between the Company and each of Dr. Manuso, Dr. Lippa, and Mr. Margolis, respectively, provided that the payment obligations associated with the first year base salary were to accrue, but no payments were to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, was received by the Company, at which time scheduled payments were to commence. As this financing milestone has not been achieved, Dr. Manuso, Dr. Lippa, and Mr. Margolis (who are each also directors of the Company) have each agreed, effective as of August 11, 2016, to continue to defer the payment of such amounts indefinitely, until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis.

Jeff E. Margolis’ employment agreement was amended effective July 1, 2017. The employment agreement amendment called for payment in three installments in cash of the $60,000 bonus granted on June 30, 2015. A minimum of $15,000 was to be payable in cash as follows: (a) $15,000 payable in cash upon the next closing (after July 1, 2017) of any financing in excess of $100,000 (b) $15,000 payable by the end of the following month assuming cumulative closings (beginning with the closing that triggered (a)) in excess of $200,000 and (c) $30,000 payable in cash upon the next closing of any financing in excess of an additional $250,000. The conditions of (a), (b) and (c) above were met as of December 31, 2017, however Mr. Margolis has waived the Company’s obligation to make any payments of the cash bonus until the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis. Obligations through September 30, 2017 were forgiven by Mr. Margolis as described in the next paragraph below.

On December 9, 2017, the Company accepted offers from Dr. Arnold S. Lippa, Dr. James S. Manuso, Jeff E. Margolis, James E. Sapirstein, Kathryn MacFarlane and Robert N. Weingarten (former Chief Financial Officer) pursuant to which such individuals would forgive accrued compensation and related accrued expenses as of September 30, 2017 in the following amounts: $807,497, $878,360, $560,876, $55,000, $55,000, and $200,350 respectively for a total of $2,557,083. On the same date, the Company granted to the same individuals, or designees of such individuals from the 2015 Plan, non-qualified stock options, exercisable for 10 years with an exercise price of $1.45 per share of common stock, among other terms and features as follows: 559,595, 608,704, 388,687, 38114, 38,114, and 138,842 respectively, for options exercisable into a total of 1,772,055 shares of common stock with a total value of $2,475,561.

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

On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its consolidated financial statements at March 31, 2018 and December 31, 2017.

University of Alberta License Agreement

On May 9, 2007, the Company entered into a license agreement, as amended, with the University of Alberta granting the Company exclusive rights to practice patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. The Company agreed to pay the University of Alberta a licensing fee and a patent issuance fee, which were paid, and prospective payments consisting of a royalty on net sales, sublicense fee payments, maintenance payments and milestone payments. The prospective maintenance payments commence on the enrollment of the first patient into the first Phase 2B clinical trial and increase upon the successful completion of the Phase 2B clinical trial. As the Company does not at this time anticipate scheduling a Phase 2B clinical trial in the near term, no maintenance payments to the University of Alberta are currently due and payable, nor are any maintenance payments expected to be due in the near future in connection with the license agreement. See Note 9. Subsequent Events.

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

During the three months ended March 31, 2018 and 2017, the Company recorded a charge to operations of $25,000 and $25,000, respectively, with respect to its 2018 and 2017 minimum annual royalty obligation, which is included in research and development expenses in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018 and 2017.

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (approximately US$111,000), consisting of approximately CAD$85,000 (approximately US$65,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (approximately US$15,000). As of December 31, 2017, the Company had recorded final amounts payable in respect to this Research Contract of US$16,207 (CAD$21,222) which amount was paid in US dollars in January 2018 and completed the payments under the contract. The conversion to US dollars above utilizes an exchange rate of approximately US$0.76 for every CAD$1.00.

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

National Institute of Drug Abuse Agreement

As a result of agreements entered into on October 19, 2015 and January 19, 2016, the Medications Development Program of the National Institute of Drug Abuse (“NIDA”) funded and conducted research on the Company’s ampakine compounds CX717 and CX1739 to determine their potential usefulness for the treatment of cocaine and methamphetamine addiction and abuse. The Company retains all intellectual property resulting from this research, as well as proprietary and commercialization rights to these compounds.

In general, the ampakines did not produce in rats and mice behavioral effects that are commonly associated with administration of stimulants such as cocaine or amphetamines.  Instead, the ampakines reduced the stimulation produced by both of these drugs.  The absence of stimulation on the part of the ampakines may confirm their value as potential non-stimulant treatments for ADHD.  In addition, the ampakines did not affect the behavior of rats that had been trained to recognize whether they had been administered cocaine or methamphetamine.

Duke University Clinical Trial Agreement

On January 27, 2015, the Company entered into a Clinical Study and Research Agreement (the “Agreement”) with Duke University to develop and conduct a protocol for a program of clinical study and research which was amended on October 30, 2015 and further amended on July 28, 2016, which agreement, as amended, resulted in a total amount payable under the Agreement to $678,327. During the three months ended March 31, 2018 and 2017, the Company charged $0 to research and development expenses with respect to work conducted pursuant to the amended Agreement. The clinical trial completed in October 2016 and the Company announced the study results on December 15, 2016.

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

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2018, aggregating $1,034,400. Amounts included in the 2018 column represent amounts contractually due at March 31, 2018 during the remainder of the 2018 fiscal year ending December 31, 2018.

		Payments Due By Year
	Total	2018	2019	2020	2021	2022
Research and development contracts	$-	$-	$-	$-	$-	$-
Clinical trial agreements	-	-	-	-	-	-
License agreements	475,000	75,000	100,000	100,000	100,000	100,000
Digital media consulting agreement	12,500	12,500
Employment and consulting agreements (1)	546,900	546,900	-	-	-	-
Total	$1,034,400	$634,400	$100,000	$100,000	$100,000	$100,000

(1) The payment of such amounts has been deferred indefinitely, as described above at “Employment Agreements”.

9. Subsequent Events

On May 18, 2018, the Company received a letter from counsel claiming to represent TEC Edmonton and The Governors of the University of Alberta, which purports to terminate, effective December 12, 2017, the license agreement dated May 9, 2007 (as subsequently amended) between the Company and The Governors of the University of Alberta.  The Company, through its counsel, has disputed any grounds for termination and has notified the representative of its intention to invoke Section 13 of that license agreement, which mandates a meeting to be attended by individuals with decision-making authority to attempt in good faith to negotiate a resolution to the dispute. No assurance can be provided that the parties will reach an acceptable resolution and, in light of the early stages of the disagreement, we cannot estimate the possible impact of this disagreement on the Company’s operations or business prospects.

On April 5, 2018, the Board of Directors approved and the Company granted a non-qualified stock option from the 2015 Plan to a vendor, in satisfaction of $124,025 of amounts owed to that vendor (“Vendor Option”). The Vendor Option, which is exercisable into 125,000 shares of common stock at $1.12 per share, which was the closing price of the Company’s common stock on April 5, 2018 as reported by OTC Markets, vested upon grant and is exercisable for five years. The Vendor Option had an estimated value on April 5, 2018, based upon the Black-Scholes option valuation method of $1.081 per share of common stock, or $135,125. The assumptions used for the valuation of the Vendor Options included a stock price and exercise price of $1.12, an annual volatility of 186.07%, a risk-free rate equal to the yield on the five-year Treasury Note of 2.64% and a zero expected dividend yield.

On April 5, 2018, the Board of Directors approved and the Company granted a non-qualified stock option from the 2015 Plan to Robert N. Weingarten (the “Weingarten Option”), the Company’s most recent former Chief Financial Officer who is also a former member of the Company’s Board of Directors, which grant was in connection with Mr. Weingarten’s agreement to forgive $200,350 of accrued compensation and related costs owed to him. The Weingarten Option, which is exercisable into 185,388 shares of common stock at $1.12 per share, which was the closing price of the Company’s common stock on April 5, 2018 as reported by OTC Markets, vested upon grant and is exercisable for five years. The Weingarten Option had an estimated value on April 5, 2018, based upon the Black-Scholes option valuation method of $1.081 per share of common stock, or $200,404. The assumptions used for the valuation of the Weingarten Option included a stock price and exercise price of $1.12, an annual volatility of 186.07%, a risk-free rate equal to the yield on the five-year Treasury Note of 2.64% and a zero expected dividend yield.

On April 5, 2018, the Company agreed to issue one or more demand promissory notes, in exchange for borrowings up to a maximum principal amount of $100,000 in the aggregate to Arnold S. Lippa and James S. Manuso, the Company’s Executive Chairman and Chief Scientific Officer and the Company’s Vice Chairman and Chief Executive Officer respectively (“New Officer Notes”). The New Officer Notes bear simple interest at 10% per year. Demand for payment is available only after June 30, 2018. Until then, the principal amount of the New Officer Notes will mandatorily exchange into the first financing by the Company that results in accounting for the financing as an equity financing (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified within stockholders’ equity, but excluding any form of debt or convertible debt or preferred stock redeemable at the discretion of the holder. The principal amount of the New Officer Notes exchanged will be included in determining if the offering’s minimum amount, if any, is met. Accrued and unpaid interest may be exchanged into the offering, but is not mandatorily exchangeable and will not be considered in determining if the minimum amount has been met. If no such offering has a first closing prior to June 30, 2018, a demand for payment of the New Officer Notes may be made individually by the holders of the notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements (unaudited) and notes related thereto appearing elsewhere in this document.

Overview

Since its formation in 1987, RespireRx Pharmaceuticals Inc. (“RespireRx”) has been engaged in the research and clinical development of a class of compounds referred to as ampakines, which act to enhance the actions of the excitatory neurotransmitter glutamate at AMPA glutamate receptors. Several ampakines, in both oral and injectable form, now are being developed by the Company for the treatment of a variety of breathing and other disorders, particularly sleep apneas and respiratory depression produced by drugs and neural damage. In clinical studies, select ampakines have shown preliminary efficacy in central sleep apnea and in the control of respiratory depression produced by opioids, without altering their analgesic effects. In animal models of orphan disorders, such as Pompe Disease, Rett’s Syndrome and perinatal respiratory distress, it has been demonstrated that certain ampakines improve breathing function.

Ampakines also have shown potential as possible therapeutic agents for the treatment of certain neuropsychiatric and neurological disorders. Ampakines have demonstrated positive activity in animal models of Attention Deficit Hyperactivity Disorder (“ADHD”), results that have been extended translationally into statistically significant improvement of symptoms observed in a Phase 2 clinical trial of CX717 in adults with ADHD.  At present, the major pharmacotherapies available for ADHD are made up of two types of drugs.  Stimulants, such as amphetamine, rapidly produce robust effects, but suffer from side effects typical of stimulants, including tolerance, dependence, withdrawal and abuse.  For these reasons, stimulants are scheduled by the FDA.  Non-stimulants, such as Straterra® (atomoxetine) tend to be less effective than stimulants with a much longer (approximately 4 – 8 week) latency to onset of action.  In a number of animal and human studies, CX717 and other ampakines did not display any stimulant properties typically associated with drugs like amphetamine.  In the Phase 2 ADHD clinical trial, statistically significant therapeutic effects were observed within one week.  Therefore, we believe ampakines may represent a novel, non-stimulant treatment for ADHD with a more rapid onset of action than alternative non-stimulant treatment options.

This focus on respiratory disorders provided the impetus for RespireRx’s acquisition of, Pier Pharmaceuticals, Inc. (“Pier”) in August 2012. The acquisition of Pier added the dronabinol cannabinoid program for obstructive sleep apnea described below.

The Company underwent a change in management in March 2013, and since then the Company’s current management has continued this strategic focus. More recently, the Company has added a focus to re-evaluate the potential of ampakines for non-respiratory central nervous system (“CNS”) therapeutic applications, especially considering data the Company already has with respect to the use of its ampakines as potential treatments for certain neuropsychiatric and neurological conditions. Part of the stimulus for doing so is the March 12, 2018 announcement of the acquisition by Biogen Inc. from Pfizer Inc. of an AMPA receptor modulator which has been in development for schizophrenia, for $75 million upfront and possible $515 million potential milestones and tiered royalties. Additionally, in March 2017, Otsuka Pharmaceutical Co., Ltd. announced that it had agreed to buy Neurovance, Inc. for $100 million plus up to an additional $150 million of contingent payments for a drug in advanced clinical trials for ADHD, a therapeutic area for which one of the Company’s ampakines, CX717, has already demonstrated efficacy in a Phase 2 clinical trial. This also includes seeking the capital to fund those efforts. As a result of the Company’s scientific discoveries and the acquisition of strategic, exclusive license agreements (see Note 8. Commitments and Contingencies-Significant Agreements and Contracts-University of Alberta License Agreement, Note 8. Commitments and Contingencies-Significant Agreements and Contracts-University of Illinois 2014 Exclusive License Agreement and Note 9. Subsequent Events to the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2018), management believes that the Company is now a leader in the discovery and development of innovative pharmaceuticals for the treatment of respiratory disorders.

There is a substantial unmet need for new drug treatments for breathing disorders. According to a study commissioned by the American Academy of Sleep Medicine, published in August 2016 (“AASM Commissioned Study”), there are approximately 29.4 million adults with obstructive sleep apnea, of which 5.9 million are diagnosed. Sleep apnea places a considerable burden on society and the health care system because of its association with co-morbidities and adverse events ranging from vehicular (for example: cars, trucks, trains, buses) and industrial accidents and loss of productivity to increased risk of cardiopulmonary illness and related death. According to the AASM Commissioned Study, the estimated overall cost of obstructive sleep apnea in the United States in 2015 was $162 billion. No drugs currently are approved for the treatment of sleep apnea.

Even in patients without sleep apneas, the use of drugs such as propofol, used as an anesthetic during surgery, and opioid analgesics such as morphine and oxycodone, used during anesthesia and for the treatment of post-surgical and chronic pain, are well known for producing respiratory depression, which is a form of apnea. In fact, while respiratory depression is the leading cause of death from the overdose of most classes of abused drugs, it also arises during normal, physician-supervised procedures such as surgical anesthesia, post-operative analgesia and as a result of normal outpatient management of pain.

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

Furthermore, respiratory depression can arise as a result of a number of other illnesses that involve neural and muscular disorders. For example, certain spinal injuries can interfere with normal neural communication between the brain and the lungs resulting in reduced respiratory capacity. Pompe Disease is an autosomal, recessive, metabolic disorder that damages muscle and nerve cells throughout the body. One of the first symptoms is a progressive decrease in the strength of muscles such as the diaphragm and other muscles required for breathing, and respiratory failure is the most common cause of death. In both of these indications, symptomatic treatment for the respiratory depression is severely lacking.

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

The most common type of sleep apnea is obstructive sleep apnea (“OSA”), which occurs by narrowing or collapse of the pharyngeal airway during sleep. There is currently no approved pharmacotherapy, and the most common treatment is to use continuous positive airway pressure (“CPAP”) delivered via a nasal or full-face mask, as long as patients are able to tolerate the treatment. However, patient acceptance of and compliance with CPAP devices has been reported to be extremely low. Alternative treatments include surgical intervention, dental appliances, hypoglossal nerve stimulation (via surgical implant) and other physical interventions, but these treatments represent only a small portion of the market for OSA treatments. Given the large patient population and the limited treatment options, there is a very large opportunity for pharmacotherapy to treat this disorder.

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

Cannabinoids

RespireRx is developing dronabinol, a synthetic form of a naturally occurring substance in the cannabis plant, otherwise known as Δ9-tetrahydrocannabinol or Δ9-THC, for the treatment of OSA, a serious respiratory disorder that impacts an estimated 29.4 million people in the United States, according to the American Academy of Sleep Medicine, published in August 2016. OSA has been linked to increased risk for hypertension, heart failure, depression, and diabetes, and has an annual economic cost of $162 billion according to the American Academy of Sleep Medicine. There are no approved drug treatments for OSA.

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

Dronabinol is a Schedule III, controlled generic drug with a relatively low abuse potential that is approved by the U.S. Food and Drug Administration (the “FDA”) for the treatment of AIDS-related anorexia and chemotherapy-induced emesis. The use of dronabinol for the treatment of OSA is a novel indication for an already approved drug and, as such, the Company believes that it would only require approval by the FDA of a 505(b)(2) new drug application (“NDA”), an efficient regulatory pathway.

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

Drug-induced Respiratory Depression or Drug-induced apnea

Drug-induced respiratory depression (“RD”) or drug-induced apnea is a life-threatening condition caused by a variety of depressant drugs, including analgesic, hypnotic, and anesthesia medications. We believe that RD is a leading cause of death resulting from the overdose of some classes of abused drugs, yet it also arises during normal, physician-supervised procedures such as surgical anesthesia and post-operative pain management. For example, in the hospital setting, anesthetics such as propofol are well known for their propensity to produce RD, particularly when combined with opioids. According to data from the National Center for Health Statistics, 48 million surgical inpatient procedures were performed in the United States in 2009. It is notable that, according to the HealthGrades Inc. Patient Safety in American Hospitals Study released in 2011, post-operative respiratory failure produces the third highest number of patient safety events, the fourth highest mortality rate, and the second largest overall excess cost to the Medicare system, when compared to other patient safety indicators. The Company believes that, in these patients, the major risk factor for the appearance of RD is a history of sleep apnea.

In the hospital setting, one of the most serious complications of patient-controlled analgesia is RD and, despite nurses’ vigilance, adverse events associated with opioids continue to increase according to a report in the 2016 issue of the journal, Anesthesiology. Drug-induced RD is associated with a high mortality rate relative to other adverse drug events. In post-surgical patients taking opioids for pain management, sleep apnea is a major risk factor for the occurrence of RD. If patients with sleep apnea are receiving combination therapies, they are at even higher risk for complications and extended hospital stays.

Outside the hospital, the primary risk factor for RD is the use of a single opioid in large doses or concomitant use of opioids and sedative agents. Whether due to normal outpatient pain management, or as a result of substance abuse, RD has been reported to be the leading cause of death from drug overdose, with the drug overdose death rate tripling since 1991. In patients chronically consuming opioids, CSA is a major risk factor for overdose and most likely represents an early and sensitive form of opioid induced RD. In August 2017, the Centers for Disease Control and Prevention (“CDC”) reported that approximately 42,000 people died in 2016 from opioid overdoses, including prescription opioids and illegal fentanyl and heroin. The CDC reported that the common prescription drugs involved in overdoses were methadone, oxycodone (such as OxyContin®) and hydrocodone (such as Vicodin®). In 2016, the CDC reported that 40% of all US opioid deaths involved a prescription opioid. There were 13,000 heroin deaths in 2015. There are two types of fentanyl, pharmaceutical fentanyl used to manage acute and chronic pain and non-pharmaceutical fentanyl that is illicitly manufactured and is often mixed with heroin or cocaine. The CDC also reported that most of the increases in fentanyl deaths involved the illicit fentanyl and not the pharmaceutical fentanyl.

Drug Abuse

As a result of agreements entered into on October 19, 2015 and January 19, 2016, the Medications Development Program of the National Institute of Drug Abuse (“NIDA”) funded and conducted research on the Company’s ampakine compounds CX717 and CX1739 to determine their potential usefulness for the treatment of cocaine and methamphetamine addiction and abuse. The Company retains all intellectual property resulting from this research, as well as proprietary and commercialization rights to these compounds.

In general, the ampakines did not produce in rats and mice behavioral effects that are commonly associated with administration of stimulants such as cocaine or amphetamines.  Instead, the ampakines reduced the stimulation produced by both of these drugs.  The absence of stimulation on the part of the ampakines may confirm their value as potential non-stimulant treatments for ADHD.  In addition, the ampakines did not affect the behavior of rats that had been trained to recognize whether they had been administered cocaine or methamphetamine.

Ampakines

RespireRx is developing a class of proprietary compounds known as ampakines, a term used to designate their actions as positive allosteric modulators of the alpha-amino-3-hydroxy-5-methyl-4-isoxazolepropionic acid (“AMPA”) glutamate receptor. Ampakines are small molecule compounds that enhance the excitatory actions of the neurotransmitter, glutamate at the AMPA receptor complex, which mediates most excitatory transmission in the CNS. These drugs do not have agonistic or antagonistic properties but instead modulate the receptor rate constants for transmitter binding, channel opening, and desensitization

Through an extensive translational research effort from the cellular level through Phase 2 clinical trials, the company has developed a family of ampakines, including CX717, CX1739 and CX1942 that have clinical application in the treatment of CNS-driven respiratory disorders, neurobehavioral disorders, spinal cord injury, neurological diseases, and orphan indications. In particular, we are addressing CNS-driven respiratory disorders that affect millions of people, but for which there are few treatment options and no drug therapies, including opioid induced respiratory disorders, such as apnea (transient cessation of breathing) and hypopnea (transient reduction in breathing). When these symptoms become severe, as in opioid overdose, they are the primary cause of opioid lethality. In addition, we are developing our ampakines for the treatment of disordered breathing and motor impairment resulting from spinal cord injury.

Ampakines also have shown potential as possible therapeutic agents for the treatment of certain neuropsychiatric and neurological disorders.  Ampakines have demonstrated positive activity in animal models of ADHD, results that have been extended translationally into statistically significant improvement of symptoms observed in a Phase 2 clinical trial of CX717 in adults with ADHD. At present, the major pharmacotherapies are made up of two types of drugs.  Stimulants, such as amphetamine, rapidly produce robust effects, but suffer from side effects typical of stimulants, including tolerance, dependence, withdrawal and abuse.  For these reasons, stimulants are scheduled by the FDA. Non-stimulants, such as Straterra® (atomoxetine) tend to be less effective than stimulants with a much longer (approximately 4 – 8 week) latency to onset of action. In a number of animal and human studies, CX717 and other ampakines did not have stimulant properties associated with drugs like amphetamine. In the Phase 2 ADHD clinical trial, statistically significant therapeutic effects were observed within one week. Therefore, we believe ampakines may represent a novel, non-stimulant treatment for ADHD with a more rapid onset of action than alternative treatment options.

Early preclinical and clinical research suggested that these ampakines might have therapeutic potential for the treatment of memory and cognitive disorders, depression and schizophrenia.

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

In order to broaden the use of the Company’s ampakine technology into the area of respiratory disorders, on May 9, 2007, the Company entered into a license agreement, as subsequently amended, with the University of Alberta granting the Company exclusive rights to practice patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders, including drug induced respiratory depression. These patents extend through at least 2028 and, along with the Company’s own patents claiming chemical structures, comprise the Company’s principal intellectual property supporting the Company’s research and clinical development program in the use of ampakines for the treatment of respiratory disorders. For more information about recent developments regarding the license agreement with the University of Alberta, see Part II, Item 1. Legal Proceedings and Note 9. Subsequent Events to our condensed consolidated financial statement as of and for the three months ended March 31, 2018.

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

The recently completed PACE trial was a fully-blinded, two-center, Phase II, randomized placebo-controlled trial of dronabinol in 56 adult patients with moderate to severe OSA. The PACE trial enrolled 73 subjects of which 56 were evaluable with moderate to severe OSA who met all inclusion and exclusion criteria for the study. At baseline, overall apnea/hypopnea index (AHI) was 25.9±11.3, Epworth Sleepiness Scale score (ESS) was 11.45±3.8, maintenance of wakefulness test (MWT) mean latency was 19.2±11.8 min, body mass index (BMI) was 33.4±5.4 kg/m2 and age was 53.6±9.0 years. By random assignment, 56 adult subjects with BMI<45, Epworth Sleepiness Scale (ESS)>7 and PSG-documented AHI between 15 and 50 received either placebo (N=17), 2.5mg (N=19) or 10.0mg (N=20) of dronabinol daily, one hour before bedtime for 6 weeks. Randomized subjects completed daily self-administration of study drug for 6 weeks and returned to the laboratory every 2 weeks for overnight polysomnography (PSG), physical examination, and completion of clinical study procedures. Repeat in-laboratory PSG followed by maintenance of wakefulness (MWT) testing was completed every 2-weeks during the treatment period. At each visit, the ESS and Treatment Satisfaction Questionnaire for Medications also were completed.

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

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (approximately US$108,000), consisting of approximately CAD$85,000 (approximately US$63,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (approximately US$15,000). As of December 31, 2017, the Company had recorded final amounts payable in respect to this Research Contract of US$16,207 (CAD$21,222) which amount was paid in US dollars on January 24, 2018 and completed the payments under the contract. The conversion to US dollars above utilizes an exchange rate of approximately US$0.76 for every CAD$1.00.

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

Common Stock and Warrant Financings

1st 2017 Unit Offering

On March 10, 2017 and March 28, 2017, the Company sold units to investors for aggregate gross proceeds of $350,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock (the “1st 2017 Unit Offering”). Units were sold for $2.50 per unit and the warrants issued in connection with the units are exercisable through December 31, 2021 at a fixed price $2.75 per share of the Company’s common stock. The warrants contained a cashless exercise provision and certain blocker provisions preventing exercise if the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock as a result of such exercise. The warrants were also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closed at 200% or more of the unit purchase price for any five (5) consecutive trading days. Investors were not affiliates of the Company. The investors received an unlimited number of piggy-back registration rights. Investors also received an unlimited number of exchange rights, which were options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights were effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing would be 1.2 times the amount of the original investment. Under certain circumstances, the ratio might have been 1.4 instead of 1.2. The exchange right did not permit the investors to exchange into a debt offering or into redeemable preferred stock. The 2017 Unit Offering resulted in the issuance of permanent equity. The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification Topic (ASC) 815 and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and that the warrants and exchange right should be accounted for with the host instrument. The closing market prices of the Company’s common stock on March 10, 2017 and March 28, 2017 were $4.05 and $3.80 respectively. In connection with this transaction, Aurora Capital LLC (“Aurora”) served as a placement agent and earned $20,000 fees and 8,000 placement agent common stock warrants associated with the closing of 1st 2017 Unit Offering. The fees were unpaid as of March 31, 2018 and have been accrued in accounts payable and accrued expenses and charged against Additional paid-in capital as of March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017 and March 31, 2018. The placement agent common stock warrants were valued at $27,648 and were accounted for in Additional paid-in capital as of March 31, 2017 and remain valued at that amount as of March 31, 2018.

On July 26, 2017, the Company’s Board approved an offering of securities conducted via private placement (the “2nd 2017 Unit Offering” described below) that, because of the terms of the 2nd 2017 Unit Offering as compared to the terms of the 2nd 2016 Unit offering and the 1st 2017 Unit Offering, resulted in an exchange of all of the units from the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering into equity securities of the Company in the 2nd 2017 Unit Offering by all of the investors in the 2nd 2016 Unit Offering and all of the investors in the 1st 2017 Unit Offering. The 1st 2017 Unit Offering and the 2nd 2017 Unit Offering were both originally accounted for as equity.

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

The terms of the 2nd 2017 Unit Offering, as compared to the terms of the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering, were such that all of the units from each of the 2nd 2016 Unit Offering and the 1st 2017 Unit Offering were exchanged into securities of the 2nd 2017 Unit Offering. The 1st 2017 Unit Offering and the 2nd 2017 Unit Offering were both originally accounted for as equity.

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $746,678 for the three months ended March 31, 2018 and $4,291,483 for the fiscal year ended December 31, 2017, and negative operating cash flows of $140,022 for the three months ended March 31, 2018 and $697,009 for the fiscal year ended December 31, 2017. The Company also had a stockholders’ deficiency of $4,977,253 at March 31, 2018 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

On March 10, 2017 and March 28, 2017, the Company sold units to investors in the 1st 2017 Unit Offering for aggregate gross proceeds of $350,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock. Units were sold for $2.50 per unit and the warrants issued in connection with the units were exercisable through December 31, 2021 at a fixed price $2.75 per share of the Company’s common stock. The warrants contained a cashless exercise provision and certain blocker provisions preventing exercise if the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock as a result of such exercise. The warrants were also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closed at 200% or more of the unit purchase price for any five (5) consecutive trading days. The investors were not affiliates of the Company. Investors received an unlimited number of piggy-back registration rights. Investors also received an unlimited number of exchange rights, which were options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights were effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing would have been 1.2 times the amount of the original investment. Under certain circumstances, the ratio might have been 1.4 instead of 1.2. The exchange right did not permit the investors to exchange into a debt offering or into redeemable preferred stock. In connection with this transaction, Aurora Capital LLC (“Aurora”) served as a placement agent and earned $20,000 of cash fees and 8,000 placement agent common stock warrants associated with the closing of 1st 2017 Unit Offering. The cash fees were unpaid as of March 31, 2018.

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

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including the pursuit of the Company’s planned research and development activities. The Company regularly evaluates various measures to satisfy the Company’s liquidity needs, including development and other agreements with collaborative partners and, when necessary, seeking to exchange or restructure the Company’s outstanding securities. The Company is evaluating certain changes to its operations and structure to facilitate raising capital from sources that may be interested in financing only discrete aspects of the Company’s development programs. Such changes could include a significant reorganization which may include the formation of one or more subsidiaries into which one or more programs may be contributed. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

The Company’s regular efforts to raise capital and to evaluate measures to permit sustainability are time-consuming and intensive. Such efforts may not prove successful and may cause distraction, disruption or other adversity that limits the Company’s development program efforts.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

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

On May 9, 2007, the Company entered into a license agreement, as subsequently amended, with the University of Alberta granting the Company exclusive rights to practice patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. For more information about recent developments regarding the license agreement with the University of Alberta, see Part II, Item 1. Legal Proceedings and Note 9. Subsequent Events to our condensed consolidated financial statement as of and for the three months ended March 31, 2018. The Company agreed to pay the University of Alberta a licensing fee and a patent issuance fee, which were paid, and prospective payments consisting of a royalty on net sales, sublicense fee payments, maintenance payments and milestone payments. The prospective maintenance payments commence on the enrollment of the first patient into the first Phase 2B clinical trial and increase upon the successful completion of the Phase 2B clinical trial. As the Company does not at this time anticipate scheduling a Phase 2B clinical trial, no maintenance payments are currently due and payable to the University of Alberta.

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

Note Exchange Agreements and Unit Exchange Agreements

See Note 3 to our condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 for information on our “Note Exchange Agreements” and “Unit Exchange Agreements.”

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

License Agreements

Obligations incurred with respect to mandatory payments provided for in license agreements are recognized ratably over the appropriate period, as specified in the underlying license agreement, and are recorded as liabilities in the Company’s condensed consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s condensed consolidated statement of operations. Obligations incurred with respect to milestone payments provided for in license agreements are recognized when it is probable that such milestone will be reached and are recorded as liabilities in the Company’s condensed consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s condensed consolidated statement of operations. Payments of such liabilities are made in the ordinary course of business.

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred.

Results of Operations

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended March 31, (unaudited)
	2018	2017

Operating expenses:
General and administrative, including $207,594 and $631,910 to related parties for the three months ended March 31, 2018 and 2017, respectively	354,843	1,036,301
Research and development, including $122,509 and $289,220 to related parties for the three months ended March 31, 2018 and 2017, respectively	151,334	384,384

Total operating costs and expenses	506,177	1,420,685

Loss from operations	(506,177)	(1,420,685)
Loss on extinguishment of debt in exchange for equity	(66,782)	-
Interest expense, including $5,610 and $3,827 to related parties for the three months ended March 31, 2018 and 2017, respectively	(27,273)	(25,037)
Foreign currency transaction (loss)	(146,446)	(23,422)

Net loss	(746,678)	(1,469,144)

Net loss attributable to common stockholders	$(746,678)	$(1,469,144)

Net loss per common share - basic and diluted	$(0.24)	$(0.68)

Weighted average common shares outstanding - basic and diluted	3,085,263	2,159,267

Three Months Ended March 31, 2018 and 2017

Revenues. The Company had no revenues during the three months ended March 31, 2018 and 2017.

General and Administrative. For the three months ended March 31, 2018, general and administrative expenses were $354,843, a decrease of $681,458, as compared to $1,036,301 for the three months ended March 31, 2017. The decrease in general and administrative expenses for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, is primarily due to a decrease in stock-based compensation of $494,904, decreases in legal fees of $179,678, and the net effect of increases and decreases other general and administrative expenses.

Stock-based compensation costs included in general and administrative expenses were $0 for the three months ended March 31, 2018, as compared to $494,904 for the three months ended March 31, 2017. No stock options were granted to members of management or the Company’s Board of Directors during the three months ended March 31, 2018.

Research and Development. For the three months ended March 31, 2018, research and development expenses were $151,334, a decrease of $233,050, as compared to $384,384 for the three months ended March 31, 2017. The decrease in research and development expenses for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, is primarily a result of a decrease in stock-based compensation of $223,138.

Stock-based compensation costs included in research and development expenses were $0 for the three months ended March 31, 2018, as compared to $223,138 for the three months ended March 31, 2017. No stock options granted to members of management or consultants engaged in research and development activities during the three months ended March 31, 2018.

Loss on Extinguishment of Convertible Debt. In the three months ended March 31, 2018, the Company experienced a loss on the extinguishment of convertible debt of $66,782. On February 28, 2018, the Company entered into an exchange agreement with a single holder of two convertible notes. The note holder agreed to exchange an aggregate of $43,552 of principal and accrued interest for 58,071 shares of the Company’s common stock. The closing price of the Company’s common stock on February 28, 2018 was $1.90 per share. As a result of the exchange, $43,552 of convertible notes were cancelled and $110,334 market value of common stock was issued. There $0 loss on extinguishment of debt in the three months ended March 31, 2017.

Interest Expense. During the three months ended March 31, 2018, interest expense was $27,273 (including $5,610 to related parties), an increase of $2,236, as compared to $25,037 (including $3,827 to related parties) for the three months ended March 31, 2017. The increase is the result of the exchange of two convertible notes on February 28, 2018.

Foreign Currency Transaction (Loss) Gain. Foreign currency transaction loss was $146,446 for the three months ended March 31, 2018, as compared to a foreign currency transaction loss of $23,422 for the three months ended March 31, 2017. The foreign currency transaction (loss) gain relates to the $399,774 loan from SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd., made in June 2012, which is denominated in the South Korean Won.

Net Loss. For the three months ended March 31, 2018, the Company incurred a net loss of $746,678 as compared to a net loss of $1,469,144 for the three months ended March 31, 2017.

Net Loss Attributable to Common Stockholders. For the three months ended March 31, 2018, the Company incurred a net loss attributable to common stockholders of $746,678, as compared to a net loss attributable to common stockholders of $1,469,144 for the three months ended March 31, 2017.

Liquidity and Capital Resources - March 31, 2018

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $746,678 for the three months ended March 31, 2018 and $4,291,483 for the fiscal year ended December 31, 2017, and negative operating cash flows of $140,022 for the three months ended March 31, 2018 and $697,009 for the fiscal year ended December 31, 2017, had a stockholders’ deficiency of $4,977,253 at March 31, 2018, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2018, the Company had a working capital deficit of $4,991,576, as compared to a working capital deficit of $4,373,442 at December 31, 2017, reflecting an increase in the working capital deficit of $618,134 for the three months ended March 31, 2018. The increase in the working capital deficit during the three months ended March 31, 2018 is comprised primarily of an increase in total current liabilities of $591,255. The increase in total current liabilities of $591,255 consists of a net increase in accounts payable and accrued expenses of $126,943, an increase in accrued compensation of $278,950, an increase in other notes payable (primarily the financing of an insurance premium) of $55,386, and increase in the note to Samyang inclusive of accrued interest of $158,275, an increase in notes payable to officers inclusive of accrued interest of $5,610, offset by a decrease in convertible notes payable inclusive of accrued interest of $33,909 as a result of two convertible note exchanges on February 28, 2018.

At March 31, 2018, the Company had cash aggregating $266, as compared to $84,902 at December 31, 2017, reflecting decrease in cash of $84,636 for the three months ended March 31, 2018. The decrease in cash during the three months ended March 31, 2018 was primarily the result of cash used in operations and the lack of any meaningful financing being obtained.

The Company is currently, and has for some time, been in significant financial distress. It has extremely limited cash resources and current assets and has no ongoing source of revenue. Management is continuing to address numerous aspects of the Company’s operations and obligations, including, without limitation, debt obligations, financing requirements, intellectual property, licensing agreements, legal and patent matters and regulatory compliance, and has taken steps to continue to raise new debt and equity capital to fund the Company’s business activities.

To meet minimum operating needs, from June 2013 through March 31, 2018, the Company has engaged in a number of financings of various types. These included the issuance of notes to the Chairman at that time prior to the March and April 2014 closing of the Series G 1.5% Convertible Note financing, in which the Chairman at that time participated and in respect to which financing the earlier notes from the Chairman at that time were repaid. Subsequently, the Company completed the Convertible Note and Warrant financing followed by the 1st 2016 Unit Financing, the 2nd 2016 Unit Financing, the Note and Warrant Exchange Agreements and the related financing associated with warrant exercises, the Warrant Exchange Agreements associated with the 1st 2016 Unit Financing that resulted in the exercise of a portion of the associated warrants and the 1st and 2nd 2017 Unit Financings. The Company has also issued notes and related warrants to two executive officers in exchange for financing. The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis and regularly evaluates various measures to satisfy the Company’s liquidity needs, including development and other agreements with collaborative partners and seeking to exchange or restructure some of the Company’s outstanding securities. The Company is evaluating certain changes to its operations and structure to facilitate raising capital from sources that may be interested in financing only discrete aspects of the Company’s development programs. Such changes could include a significant reorganization. Though the Company actively pursues opportunities to finance its operations through external sources of debt and equity financing, it has limited access to such financing and there can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

Operating Activities. For the three months ended March 31, 2018, operating activities utilized cash of $140,022, as compared to utilizing cash of $221,091 for the three months ended March 31, 2017, to support the Company’s ongoing general and administrative expenses as well as its research and development activities.

Financing Activities. For the three months ended March 31, 2018, financing activities consisted of the borrowings on short term notes of $55,386. For the three months ended March 31, 2017, financing activities generated cash of $350,000 from the 1st 2017 Unit Offering.

Principal Commitments

Employment Agreements

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso to be its new President and Chief Executive Officer. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded Dr. Manuso stock options to purchase a total of 261,789 shares of common stock, of which options for 246,154 shares were granted pursuant to the Company’s 2015 Plan and options for 15,635 shares were granted pursuant to the Company’s 2014 Plan. The stock options vested 50% on August 18, 2015 (at issuance), 25% on February 18, 2016, and 25% on August 18, 2016, and will expire on August 18, 2025. The exercise price of the stock options was established on the grant date at $6.4025 per share, which is equal to the simple average of the most recent four full trading weeks, weekly Volume Weighted Average Prices (“VWAPs”) of the Company’s common stock price immediately preceding the date of grant as reported by the OTC markets, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $7.02 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $1,786,707. Additional information with respect to other provisions of the employment agreement is provided in the Company’s condensed consolidated financial statements at Note 8.

On August 18, 2015, the Company also entered into employment agreements with Dr. Arnold S. Lippa, its new Chief Scientific Officer, Robert N. Weingarten, its Vice President and Chief Financial Officer, and Jeff E. Margolis, its Vice President, Treasurer and Secretary. In connection therewith, and in addition to other provisions, the Board of Directors of the Company awarded to each of those officers, stock options to purchase a total of 30,769 shares of common stock pursuant to the Company’s 2015 Plan. The stock options vested 25% on December 31, 2015, 25% on March 31, 2016, 25% on June 30, 2016, and 25% on September 30, 2016, and will expire on August 18, 2022. The exercise price of the stock options was established on the grant date at $6.4025 per share, which is equal to the simple average of the most recent four full trading weeks, weekly VWAPs of the Company’s common stock price immediately preceding the date of grant as reported by the OTC Markets, as compared to the closing market price of the Company’s common stock on August 18, 2015 of $7.0200 per share. The aggregate grant date fair value of these stock options calculated pursuant to the Black-Scholes option-pricing model was $609,000. During the three months ended March 31, 2018 and 2017, the Company recorded charges to operations of $0 and $0, respectively, with respect to these stock options and the stock options issued to Dr. Manuso described in the prior paragraph. Additional information with respect to other provisions of the employment agreement is provided in the Company’s condensed consolidated financial statements at Note 8.

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

Jeff E. Margolis’ employment agreement was amended effective July 1, 2017 and he was named Chief Financial Officer (no longer interim). The employment agreement amendment called for payment in three installments in cash of the $60,000 bonus granted on June 30, 2015. A minimum of $15,000 was to be payable in cash as follows: (a) $15,000 payable in cash upon the next closing (after July 1, 2017) of any financing in excess of $100,000 (b) $15,000 payable by the end of the following month assuming cumulative closings (beginning with the closing that triggered (a)) in excess of $200,000 and (c) $30,000 payable in cash upon the next closing of any financing in excess of an additional $250,000. The conditions of (a), (b) and (c) above were met as of December 31, 2017, however Mr. Margolis has waived the Company’s obligation to make any payments of the cash bonus until the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis. Obligations through September 30, 2017 were forgiven by Mr. Margolis as described below. Additional information with respect to other provisions of the employment agreement is provided in the Company’s condensed consolidated financial statements at Note 8.

On January 17, 2017, the Board of Directors further increased the number of shares that may be issued under the 2015 Plan to 3,038,461 shares of the Company’s common stock. On December 9, 2017, the Board of Directors further increased the number of shares that may be issued under the 2015 Plan to 6,985,260 shares of the Company’s common stock.

On January 17, 2017, the Board of Directors of the Company awarded stock options for a total of 395,000 shares of Common Stock in various quantities to seventeen individuals or their designees pursuant to the Company’s 2015 Plan. The individuals are members of management, the Company’s Scientific Advisory Board, independent members of the Board of Directors or outside service providers. The stock options vested 25% on the date of the grant, 50% on March 31, 2017 and 25% on June 30, 2017, and are exercisable for five years at $3.90 per share of Common Stock.

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

Information with respect to the issuance of common stock options in connection with the settlement of debt obligations and as payment for consulting services is provided in the Company’s Condensed Consolidated Financial Statements at Note 5.

Information with respect to common stock awards issued to officers and directors as compensation is provided above under “Common Stock.”

Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of stock-based compensation is provided in the Company’s Consolidated Financial Statements at Note 3.

University of Alberta License Agreement

On May 9, 2007, the Company entered into a license agreement, as amended, with the University of Alberta granting the Company exclusive rights to practice patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. The Company agreed to pay the University of Alberta a licensing fee and a patent issuance fee, which were paid, and prospective payments consisting of a royalty on net sales, sublicense fee payments, maintenance payments and milestone payments. The prospective maintenance payments commence on the enrollment of the first patient into the first Phase 2B clinical trial and increase upon the successful completion of the Phase 2B clinical trial. As the Company does not at this time anticipate scheduling a Phase 2B clinical trial, no maintenance payments are currently due and payable to the University of Alberta. For more information about recent developments regarding the license agreement with the University of Alberta, see Part II, Item 1. Legal Proceedings and Note 9. Subsequent Events to our condensed consolidated financial statement as of and for the three months ended March 31, 2018.

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

Research Contract with the University of Alberta

On January 12, 2016, the Company entered into a Research Contract with the University of Alberta in order to test the efficacy of ampakines at a variety of dosage and formulation levels in the potential treatment of Pompe Disease, apnea of prematurity and spinal cord injury, as well as to conduct certain electrophysiological studies to explore the ampakine mechanism of action for central respiratory depression. The Company agreed to pay the University of Alberta total consideration of approximately CAD$146,000 (approximately US$108,000), consisting of approximately CAD$85,000 (approximately US$63,000) of personnel funding in cash in four installments during 2016, to provide approximately CAD$21,000 (approximately US$16,000) in equipment, to pay patent costs of CAD$20,000 (approximately US$15,000), and to underwrite additional budgeted costs of CAD$20,000 (approximately US$15,000). As of December 31, 2017, the Company had recorded final amounts payable in respect to this Research Contract of US$16,207 (CAD$21,222) which amount was paid in US dollars in January 2018 and completed the payments under the contract. The conversion to US dollars above utilizes an exchange rate of approximately US$0.76 for every CAD$1.00.

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

National Institute of Drug Abuse Agreement

As a result of agreements entered into on October 19, 2015 and January 19, 2016, the Medications Development Program of the National Institute of Drug Abuse (“NIDA”) funded and conducted research on the Company’s ampakine compounds CX717 and CX1739 to determine their potential usefulness for the treatment of cocaine and methamphetamine addiction and abuse. The Company retains all intellectual property resulting from this research, as well as proprietary and commercialization rights to these compounds.

In general, the ampakines did not produce in rats and mice behavioral effects that are commonly associated with administration of stimulants such as cocaine or amphetamines.  Instead, the ampakines reduced the stimulation produced by both of these drugs.  The absence of stimulation on the part of the ampakines may confirm their value as potential non-stimulant treatments for ADHD.  In addition, the ampakines did not affect the behavior of rats that had been trained to recognize whether they had been administered cocaine or methamphetamine.

Duke University Clinical Trial Agreement

On January 27, 2015, the Company entered into a Clinical Study and Research Agreement (the “Agreement”) with Duke University to develop and conduct a protocol for a program of clinical study and research which was amended on October 30, 2015 and further amended on July 28, 2016, which agreement, as amended, resulted in a total amount payable under the Agreement to $678,327. During the three months ended March 31, 2018 and 2017, the Company charged $0 to research and development expenses with respect to work conducted pursuant to the amended Agreement. The Company announced the study results on December 15, 2016.

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

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2018, aggregating $1,034,400. Amounts included in the 2018 column represent amounts contractually due at March 31, 2018 during the remainder of the 2018 fiscal year ending December 31, 2018.

		Payments Due By Year
	Total	2018	2019	2020	2021	2022
Research and development contracts	$-	$-	$-	$-	$-	$-
Clinical trial agreements	-	-	-	-	-	-
License agreements	475,000	75,000	100,000	100,000	100,000	100,000
Digital media consulting agreement	12,500	12,500
Employment and consulting agreements (1)	546,900	546,900	-	-	-	-
Total	$1,034,400	$634,400	$100,000	$100,000	$100,000	$100,000

(1) The payment of such amounts has been deferred indefinitely, as described above at “Employment Agreements”.

Off-Balance Sheet Arrangements

At March 31, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Current management, which joined the Company in March 2013, has been focusing on developing replacement controls and procedures that are adequate to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Current management has instituted a program to reestablish the Company’s accounting and financial staff and install new accounting and internal control systems, and has retained accounting personnel, established accounting and internal control systems, addressed the preparation of delinquent financial statements, and worked diligently to bring delinquent SEC filings current as promptly as reasonably possible under the circumstances. The Company is now current in its SEC periodic reporting obligations, but as of the date of the filing of this Quarterly Report on Form 10-Q, the Company had not yet completed the process to establish adequate internal controls over financial reporting. In February 2017, the Company’s Chief Financial Officer resigned and the Board of Directors appointed one of the Company’s existing officers as Chief Financial Officer. The Company remains under staffed in such respects.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

By letter dated May 18, 2018, the Company received notice from counsel claiming to represent TEC Edmonton and The Governors of the University of Alberta, which purports to terminate, effective December 12, 2017, the license agreement dated May 9, 2007 between the Company and The Governors of the University of Alberta.  The Company, through its counsel, disputed any grounds for termination and has notified the representative of its intention to invoke Section 13 of that license agreement, which mandates a meeting to be attended by individuals with decision-making authority to attempt in good faith to negotiate a resolution to the dispute. No assurance can be provided that the parties will reach an acceptable resolution and, in light of the early stages of the disagreement, we cannot estimate the possible impact of this disagreement on the Company’s operations or business prospects.

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

The Company is periodically subject to various pending and threatened legal actions and claims. See Note 8 to our condensed consolidated financial statements for the three months ended March 31, 2018 and for the fiscal year ended December 31, 2017—Commitments and Contingencies—Pending or Threatened Legal Actions and Claims for details regarding these matters.

In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements at March 31, 2018 and our consolidated financial statements at December 31, 2017 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on April 17, 2018 (the “2017 Form 10-K”). The Risk Factors set forth in the 2017 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2017 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

On March 10, 2017 and March 28, 2017, the Company sold units to investors for aggregate gross proceeds of $350,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock (“1st 2017 Unit Offering”). Units were sold for $2.50 per unit and the warrants issued in connection with the units are exercisable at a fixed price $2.75 per share of the Company’s common stock. The warrants contained a cashless exercise provision and certain blocker provisions preventing exercise during periods of time when the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock if such exercise were to occur. The warrants were also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at 200% or more of the unit purchase price for any five (5) consecutive trading days. Investors received an unlimited number of piggy-back registration rights. Investors received an unlimited number of exchange rights, which were options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights were effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing would have been 1.2 times the amount of the original investment. Under certain circumstances, the ratio might have been 1.4 instead of 1.2. The exchange right did not permit the investors to exchange into a debt offering. The exchange right did not permit the investors to exchange into a debt offering or into redeemable preferred stock, therefore, unlike the 2nd 2016 Unit Offering, the 1st 2017 Unit Offering resulted in the issuance of permanent equity. The closing market prices of the Company’s common stock on March 10, 2017 and March 28, 2017 were $4.05 and $3.80 respectively.

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

Additional information with respect to the transactions described above is provided in the Notes to the Condensed Consolidated Financial Statements for the three months ended March 31, 2018 and 2017.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“Samyang”), an approximately 20% common stockholder of the Company at that time. Samyang was a significant stockholder and a related party at the time of the transaction, but was not considered a significant stockholder or related party at March 31, 2017. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although Samyang has not issued a notice of default or a demand for repayment. The Company believes that Samyang is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the three months ended March 31, 2018, there were no further communications between the Company and SY Corporation.

Note payable to Samyang consists of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	279,164	267,335
Foreign currency transaction adjustment	63,164	(83,282)
	$742,102	$583,827

Interest expense with respect to this promissory note was $11,829 and $11,829 for the three months ended March 31, 2018 and 2017, respectively.

Default on Convertible Notes Payable

During October 2016, four holders of five Notes issued formal notices of default, and as a result, those five Notes were deemed to be in default under the terms of the Notes and began to accrue interest at the default rate of 12% per annum from the default date in accordance with the terms of the Notes. On February 28, 2018, one holder of two such Notes exchanged the holder’s Notes, inclusive of accrued interest, totaling $43,552 for 58,071 shares of common stock. At March 31, 2018, the amount owed on the Notes in default was $49,807, including principal and interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1	Form of Demand Promissory Note incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed April 11, 2018.

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

RESPIRERX PHARMACEUTICALS INC.
(Registrant)

Date: May 21, 2018	By:	/s/ James S. Manuso
James S. Manuso
President and Chief Executive Officer

Date: May 21, 2018	By:	/s/ Jeff Eliot Margolis
Jeff Eliot Margolis
Senior Vice President, Chief Financial Officer, Treasurer and Secretary

