Form 10-Q
period 2018-09-30
RespireRx Pharmaceuticals Inc.
filed 2018-11-16
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [  ] No [X]

As of November 8, 2018 the Company had 3,588,433 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,686	$84,902
Advance payment on research contract	48,912	48,912
Prepaid expenses, including current portion of long-term prepaid insurance of $14,945 at September 30, 2018 and December 31, 2017	67,137	42,897

Total current assets	196,735	176,711
Long-term prepaid insurance, net of current portion of $14,945 at September 30, 2018 and December 31, 2017	6,850	18,059

Total assets	$203,585	$194,770

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including $364,837 and $228,939 payable to related parties at September 30, 2018 and December 31, 2017, respectively	$3,254,290	$2,922,013
Accrued compensation and related expenses	1,115,800	479,300
Convertible notes payable, currently due and payable on demand, including accrued interest of $57,647 and $98,646 at September 30, 2018 and December 31, 2017, respectively (Note 4)	182,647	374,646
Note payable to SY Corporation, including accrued interest of $303,216 and $267,335 at September 30, 2018 and December 31, 2017, respectively (payment obligation currently in default – Note 4)	728,290	583,827
Notes payable to officers, including accrued interest of $45,808 and $26,538 as of September 30, 2018 and December 31, 2017, respectively (Note 4)	251,009	181,738
Other short-term notes payable	30,703	8,630

Total current liabilities	5,562,739	4,550,154

Commitments and contingencies (Note 8)

Stockholders’ deficiency: (Note 6)
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 11 common shares issuable upon conversion at 0.00030 common shares per Series B share	21,703	21,703
Common stock, $0.001 par value; shares authorized: 65,000,000; shares issued and outstanding: 3,588,433 and 3,065,261 at September 30, 2018 and December 31, 2017, respectively (Note 2)	3,588	3,065
Additional paid-in capital	158,335,634	157,422,110
Accumulated deficit	(163,720,079)	(161,802,262)

Total stockholders’ deficiency	(5,359,154)	(4,355,384)

Total liabilities and stockholders’ deficiency	$203,585	$194,770

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Operating expenses:
General and administrative, including $204,383 and $232,401 to related parties for the three months ended September 30, 2018 and 2017, respectively, and $614,465 and $1,671,765 to related parties for the nine months ended September 30, 2018 and 2017, respectively	$330,560	$404,642	$1,118,335	$2,415,718
Research and development, including $122,400 and $133,983 to related parties for the three months ended September 30, 2018 and 2017, respectively, and $367,613 and $702,718 to related parties for the nine months ended September 30, 2018 and 2017, respectively	173,036	188,506	478,262	1,147,633
Total operating expenses	503,596	593,148	1.596,597	3,563,351
Loss from operations	(503,596)	(593,148)	(1,596,597)	(3,563,351)
Loss on extinguishment of debt and other liabilities in exchange for equity	-	-	(116,407)	-
Interest expense, including $11,714 and $3,992 to related parties for the three months ended September 30, 2018 and 2017, respectively, and $29,937 and $11,688 to related parties for the nine months ended September 30, 2018 and 2017, respectively	(35,161)	(26,354)	(96,231)	(77,674)
Foreign currency transaction gain (loss)	2,983	960	(108,582)	(30,728)
Net loss	(535,774)	(618,542)	(1,917,817)	(3,671,753)

Net loss attributable to common stockholders	$(535,774)	$(618,542)	$(1,917,817)	$(3,671,753)

Net loss per common share - basic and diluted	$(0.16)	$(0.27)	$(0.59)	$(1.62)

Weighted average common shares outstanding - basic and diluted	3,398,940	2,333,257	3,228,528	2,261,160

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Nine Months Ended September 30, 2018

	Series B
	Convertible
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance, December 31, 2017	37,500	$21,703	3,065,261	$3,065	$157,422,110	$(161,802,262)	$(4,355,384)
Fair value of common stock options issued to consultants	-	-	-	-	349,777	-	349,777
Common stock issued related to extinguishment of convertible notes	-	-	284,358	284	318,236	-	318,520
Sale of common stock units in private placement, net of escrow fees of $5,000	-	-	191,194	191	195,559		195,750
Issuance of common stock units in exchange for note payable to officer	-	-	47,620	48	49,952	-	50,000
Net loss	-	-	-	-	-	(1,917,817)	(1,917,817)
Balance, September 30, 2018	37,500	$21,703	3,588,433	$3,588	$158,335,634	$(163,720,079)	$(5,359,154)

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(1,917,817)	$(3,671,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	4,860
Stock-based compensation expense included in -
General and administrative expenses	14,248	1,150,925
Research and development expenses	-	606,901
Foreign currency transaction loss	108,582	30,728
Loss on extinguishment of debt	105,253	-
Loss on extinguishment of other liabilities	11,154	-
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	(13,030)	5,599
Increase (decrease) in -
Accounts payable and accrued expenses	456,302	463,510
Accrued compensation and related expenses	836,849	812,874
Notes payable and accrued interest	198,493	75,540
Short-term note payable	-	24,999
Net cash used in operating activities	(199,966)	(495,817)

Cash flows from financing activities:
Proceeds from sale of common stock units	200,750	476,000
Placement agent and other offering fees	(5,000)	(20,000)
Net cash provided by financing activities	195,750	456,000
Cash and cash equivalents:
Net (decrease) increase	(4,216)	(39,817)
Balance at beginning of period	84,902	92,040
Balance at end of period	$80,686	$52,223

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$2,802	$2,133

Non-cash financing activities:
10% convertible notes payable, including accrued interest of $62,267, exchanged for common stock	$213,266	$-
Accounts payable and accrued expenses extinguished with common stock options	$335,529	-
Officer note payable, exchanged for common stock units	$50,000	$-
Accrual of fees payable to placement agent in connection with the sale of common stock units	$-	$20,000
Fair value of common stock warrants issued to placement agent in connection with the sale of common stock units	$-	$27,648
Reclassification of non-permanent equity	$-	$185,000

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Nine Months Ended September 30, 2018 and 2017

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

In August 2012, RespireRx acquired Pier Pharmaceuticals, Inc. (“Pier”), which is now its wholly-owned subsidiary.

Basis of Presentation

The condensed consolidated financial statements are of RespireRx and its wholly-owned subsidiary, Pier (collectively referred to herein as the “Company” or “we” or “our” unless the context indicates otherwise). The condensed consolidated financial statements of the Company at September 30, 2018 and for the three and nine month periods ended September 30, 2018 and 2017, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the condensed consolidated financial position of the Company as of September 30, 2018, the results of its condensed consolidated operations for the three and nine month periods ended September 30, 2018 and 2017, and its condensed consolidated cash flows for the nine months ended September 30, 2018 and 2017. Condensed consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2017 has been derived from the Company’s audited consolidated financial statements at such date.

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

RespireRx is developing a number of potential products. From the cannabinoid platform, two Phase 2 clinical trials have been completed demonstrating the ability of dronabinol to significantly reduce the symptoms of OSA, which management believes is potentially a multi-billion-dollar market. Subject to raising sufficient financing, we believe that we have put most of the necessary pieces into place to rapidly initiate a Phase 3 clinical trial program. By way of definition, when a new drug is allowed by the United States Food and Drug Administration (“FDA”) to be tested in humans, Phase 1 clinical trials are conducted in healthy people to determine safety and pharmacokinetics. If successful, Phase 2 clinical trials are conducted in patients to determine safety and preliminary efficacy. Phase 3 trials, large scale studies to determine efficacy and safety, are the final step prior to seeking FDA approval to market a drug.

From our ampakine platform, our lead clinical compounds, CX717 and CX1739, have successfully completed multiple Phase 1 safety trials. Both compounds have also completed Phase 2 efficacy trials demonstrating target engagement, by antagonizing the ability of opioids to induce respiratory depression. CX717 has completed a Phase 2 trial demonstrating the ability to significantly reduce the symptoms of adult ADHD. In an early Phase 2 study, CX1739 improved breathing in patients with central sleep apnea. Preclinical studies have highlighted the potential ability of these ampakines to improve motor function in animals with spinal injury. Subject to raising sufficient financing (of which no assurance can be provided), we believe that we will be able to rapidly initiate a human Phase 2 study with CX1739 and/or CX717 in patients with spinal cord injury and a human Phase 2B study in patients with ADHD with either CX717 or CX1739.

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

As previously disclosed on June 19, 2018, James S. Manuso, Ph.D., the Company’s former President and Chief Executive Officer, resigned as an officer and as Vice Chairman and a member of the Company’s Board of Directors, effective as of the end of the term of his employment agreement, September 30, 2018. On October 12, 2018, Arnold S. Lippa, Ph.D. was named Interim President and Interim Chief Executive Officer. Dr. Lippa continues to serve as the Company’s Chief Scientific Officer and Chairman of the Board of Directors.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,917,817 for the nine months ended September 30, 2018 and $4,291,483 for the fiscal year ended December 31, 2017, and negative operating cash flows of $199,966 for the nine months ended September 30, 2018 and $697,009 for the fiscal year ended December 31, 2017. The Company also had a stockholders’ deficiency of $5,359,154 at September 30, 2018 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Level 2. Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

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

2018 Notes Exchange

In cases where debt or other liabilities are exchanged for equity, the Company compares the carrying value of debt, inclusive of accrued interest, if applicable, being exchanged for equity to the fair value of the equity issued and records any loss or gain as a result of such exchange. See Note 4. Notes Payable.

Extinguishment of Debt

The Company accounts for the extinguishment of debt in accordance with GAAP by comparing the carrying value of the debt to the fair value of consideration paid or assets given up and recognizing a loss or gain in the condensed consolidated statement of operations in the amount of the difference in the period in which such transaction occurs.

Equipment

Equipment is recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from three to five years. All equipment was fully depreciated as of September 30, 2018.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including long-term prepaid insurance, for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable, but at least annually. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. The Company has not deemed any long-lived assets as impaired at September 30, 2018.

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

There were no stock options requiring an assessment of value during the nine months ended September 30, 2018.

For stock options requiring an assessment of value during the nine months ended September 30, 2017, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	1.83% to 1.92%
Expected dividend yield	0%
Expected volatility	132.87%
Expected life	4.833 years

The Company recognizes the fair value of stock-based compensation in general and administrative costs and in research and development costs, as appropriate, in the Company’s condensed consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option and warrant exercises. There were no stock options exercised during the nine months ended September 30, 2018. and 2017.

There were no warrants issued as compensation or for services during the nine months ended September 30, 2018 requiring such assessment. During the nine months ended September 30, 2017, the Company issued warrants to purchase 8,000 shares of the Company’s common stock at an exercise price of $2.75 per share and expiring on December 31, 2021 to Aurora Capital LLC, an affiliate of the Company, for placement agent services. The warrants were valued at $27,648 and were accounted for in Additional paid-in capital as of March 31, 2017, the date of issuance, and remain valued at that amount as of September 30, 2017 and December 31, 2017.

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

As of September 30, 2018, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2018, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

On May 6, 2016, the Company made an advance payment to Duke University with respect to the Phase 2A clinical trial of CX1739. At September 30, 2018, an asset balance of $48,912 remained from the advance payment.

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

At September 30, 2018 and 2017, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2018	2017
Series B convertible preferred stock	11	11
Convertible notes payable	16,061	32,239
Common stock warrants	1,703,229	985,915
Common stock options	4,323,317	2,046,749
Total	6,042,618	3,064,914

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

4. Notes Payable

Convertible Notes Payable

The convertible notes sold to investors in 2014 and 2015, which aggregated a total of $579,500, had a fixed interest rate of 10% per annum and those that remain outstanding are convertible into common stock at a fixed price of $11.3750 per share. The convertible notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The warrants to purchase 50,945 shares of common stock issued in connection with the sale of the convertible notes were exercisable at a fixed price of $11.3750 per share. All such warrants have either been exchanged as part of April and May 2016 note and warrant exchange agreements or expired on September 15, 2016.

The maturity date of the convertible notes was extended to September 15, 2016 and included the issuance of 27,936 additional warrants to purchase common stock, exercisable at $11.375 per share of common stock, which expired on September 15, 2016.

The convertible notes (including those for which default notices have been received) consist of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Principal amount of notes payable	$125,000	$276,000
Add accrued interest payable	57,647	98,646
	$182,647	$374,646

Between October 3, 2016 and October 25, 2016, the Company received several notices of default from holders of convertible notes. The effect of such notices of default was to increase the annual interest rate from 10% to 12% with respect to the convertible notes to which such notices applied. On February 28, 2018, two of such convertible notes were exchanged for common stock of the Company and were extinguished. The Company measured the fair value of the shares of common stock issued to the holder in respect to the extinguishment of the two convertible notes as compared to the aggregate of principal and interest on such notes and recorded a loss of $66,782 which is the amount of the excess fair value paid as compared to the aggregate principal and interest extinguished. The total amount of principal and accrued interest that was due and payable was $43,552. The convertible notes were exchanged for 58,071 shares of the Company’s common stock. The effective exchange rate was $0.75 per share of the Company’s common stock. The closing price of the Company’s common stock on February 28, 2018, was $1.90 as reported by the OTC Markets.

On February 28, 2018, the Board of Directors authorized the offering of a similar exchange arrangement at the same effective exchange rate of $0.75 per share of the Company’s common stock to all remaining holders of 10% Convertible Notes (some of which convertible notes are the subject of notices of default and therefore accruing annual interest at 12%).

On May 31, 2018, the Company entered into exchange agreements with four holders of convertible notes who agreed to exchange their convertible notes for the Company’s common stock at an exchange rate of $0.75 per share. The note holders, in the aggregate, agreed to exchange $169,715 of principal and accrued interest for 226,287 shares of the Company’s common stock. The closing price of the Company’s common stock on May 31, 2018 was $0.92 per share. As a result of the exchange, $169,715 of convertible notes, inclusive of accrued interest, were cancelled and $208,185 market value of common stock was issued, resulting in a loss on extinguishment of debt of $38,470.

As of September 30, 2018, principal and accrued interest on the remaining outstanding convertible note subject to a default notice totaled $37,817, of which $12,817 was accrued interest. As of December 31, 2017, principal and accrued interest on convertible notes subject to default notices totaled $91,028 of which $25,028 was accrued interest.

As of September 30, 2018, the remaining total outstanding convertible notes, inclusive of accrued interest, were convertible into 16,061 shares of the Company’s common stock, including 5,071 shares attributable to accrued interest of $57,647 payable as of such date. As of December 31, 2017, the outstanding convertible notes were convertible into 32,941 shares of the Company’s common stock, including 8,677 shares attributable to accrued interest of $98,646 payable as of such date. Such convertible notes will continue to accrue interest until exchanged, paid or otherwise discharged. There can be no assurance that any of the additional holders of the remaining 10% Convertible Notes will exchange their notes.

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“SY Corporation”), an approximately 20% common stockholder of the Company at that time. SY Corporation was a significant stockholder and a related party at the time of the transaction but has not been a significant stockholder or related party of the Company subsequent to December 31, 2014. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in default, although SY Corporation has not issued a notice of default or a demand for repayment. Management believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the nine months ended September 30, 2018, there were no further communications between the Company and SY Corporation.

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

Note payable to SY Corporation consists of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	303,216	267,335
Foreign currency transaction adjustment	25,300	(83,282)
	$728,290	$583,827

Interest expense with respect to this promissory note was $12,092 and $12,092 for each of the three months ended September 30, 2018 and 2017, respectively. Interest expense with respect to this promissory note was $35,881 and $35,881 for nine months ended September 30, 2018 and 2017, respectively.

Advances and Notes Payable to Officers

On January 29, 2016, Dr. Arnold S. Lippa, the Company’s Interim President, Interim Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors, advanced $52,600 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. On September 23, 2016, Dr. Lippa advanced $25,000 to the Company for working capital purposes under a second demand promissory note with interest at 10% per annum. The notes are secured by the assets of the Company. Additionally, on April 9, 2018, Dr. Lippa advanced another $50,000 to the Company as discussed in more detail below. During the three and nine months ended September 30, 2018, $3,319 and $8,963 was charged to interest expense with respect to these notes, respectively. In connection with the loans, Dr. Lippa was issued fully vested warrants to purchase 15,464 shares of the Company’s common stock, 10,309 of which have an exercise price of $5.1025 per share and 5,155 of which have an exercise price of $4.85 which were the closing prices of the Company’s common stock on the respective dates of grant. The warrants expire on January 29, 2019 and September 23, 2019 respectively and may be exercised on a cashless basis.

On February 2, 2016, Dr. James S. Manuso, the Company’s then Chief Executive Officer and Vice Chairman of the Board of Directors, advanced $52,600 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. On September 22, 2016, Dr. Manuso, advanced $25,000 to the Company for working capital purposes under a demand promissory note with interest at 10% per annum. The notes are secured by the assets of the Company. Additionally, on April 9, 2018, Dr. Manuso advanced another $50,000 to the Company as discussed in more detail below. During the three and nine months ended September 30, 2018, $3,964 and $9,206 was charged to interest expense with respect to these notes, respectively. In connection with the loans, Dr. Manuso was issued fully vested warrants to purchase 13,092 shares of the Company’s common stock, 8,092 of which have an exercise price of $6.50 per share and 5,000 of which have an exercise price of $5.00, which were the closing market prices of the Company’s common stock on the respective dates of grant. The warrants expire on February 2, 2019 and September 22, 2019, respectively, and may be exercised on a cashless basis.

On April 9, 2018, Dr. Arnold S. Lippa, the Company’s Interim President, Interim Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors and Dr. James S. Manuso, the Company’s then Chief Executive Officer and Vice Chairman of the Board of Directors, advanced $50,000 each, for a total of $100,000, to the Company for working capital purposes. Each note is payable on demand after June 30, 2018. Each note was subject to a mandatory exchange provision that provided that the principal amount of the note would be mandatorily exchanged into a board approved offering of the Company’s securities, if such offering held its first closing on or before June 30, 2018 and the amount of proceeds from such first closing was at least $150,000, not including the principal amounts of the notes that would be exchanged, or $250,000 including the principal amounts of such notes. Upon such exchange, the notes would be deemed repaid and terminated. Any accrued but unpaid interest outstanding at the time of such exchange will be (i) repaid to the note holder or (ii) invested in the offering, at the note holder’s election. A first closing did not occur on or before June 30, 2018. Dr. Arnold S. Lippa agreed to exchange his note into the board approved offering that had its initial closing on September 12, 2018. Accrued interest on Dr. Lippa’s note did not exchange. As of September 30, 2018, Dr. James S. Manuso had not exchanged his note.

Other Short-Term Notes Payable

Other short-term notes payable at September 30, 2018 and December 31, 2017 consisted of premium financing agreements with respect to various insurance policies. At September 30, 2018, a premium financing agreement was payable in the initial amount of $63,750, with interest at 8.930% per annum, in ten monthly installments of $6,639, and another premium financing arrangement was payable in the initial amount of $9,322 payable in equal quarterly installments. At September 30, 2018, the aggregate amount of the short-term notes payable was $30,703.

5. Settlement and Payments

On April 5, 2018, the Company issued 185,388 common stock purchase options to Robert N. Weingarten, the Company’s former Chief Financial Officer and 125,000 common stock purchase options to Pharmaland Executive Consulting Services LLC (“Pharmaland”) exercisable until April 5, 2023 at $1.12 per share of common stock which was the closing price of the common stock as quoted on the OTC QB on that date. All of these common stock purchase options vested immediately. Each of the common stock purchase options were valued on the issuance date based upon a Black-Scholes valuation method at $1.081. The assumptions used for the Black Scholes calculation were a volatility of 186.07%, a risk-free rate of 2.64%, a zero-dividend yield and a five-year period to option maturity. Mr. Weingarten simultaneously with the issuance of the common stock purchase options, agreed to forgive $200,350 of accrued compensation owed to him. The value of the options granted to Mr. Weingarten was $200,404. The resulting loss on extinguishment of the accrued liability was $54. The common stock purchase options issued to Pharmaland was in partial payment of accounts payable owed. The common stock purchase options issued to Pharmaland had a value of $135,125 and the accounts payable paid was $124,025. The loss on extinguishment of this accounts payable was $11,100.

The Company continues to explore ways to reduce its indebtedness, and might in the future enter additional settlements of potential claims or payments with respect to outstanding debts. As of September 30, 2018 and December 31, 2017, total stockholders’ deficiency was $5,359,154 and $4,355,384, respectively.

6. Stockholders’ Deficiency

Company has 70,000,000 authorized shares of stock, consisting of 65,000,000 shares designated as common stock, par value $0.001 per share, and 5,000,000 shares designated as preferred stock, par value $0.001 per share.

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2018 and December 31, 2017, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred Stock”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”); 205,000 shares were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating Preferred Stock”); and 1,700 shares were designated as Series G 1.5% Convertible Preferred Stock. Accordingly, as of September 30, 2018 and December 31, 2017, 3,505,800 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

There were no shares of 9% Preferred Stock, Series A Junior Participating Preferred Stock, or Series G 1.5% Convertible Preferred Stock outstanding as of September 30, 2018 and December 31, 2017.

Series B Preferred Stock outstanding as of September 30, 2018 and December 31, 2017 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred Stock is convertible into approximately 0.00030 shares of common stock at an effective conversion price of $2,208.375 per share of common stock, which is subject to adjustment under certain circumstances. As of September 30, 2018 and December 31, 2017, the shares of Series B Preferred Stock outstanding were convertible into 11 shares of common stock. The Company may redeem the Series B Preferred Stock for $25,001, equivalent to $0.6667 per share of Series B Preferred Stock, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

Common Stock

There are 3,588,433 shares of the Company’s Common Stock outstanding as of September 30, 2018. After reserving for conversions of convertible debt as well as common stock purchase options and warrants exercises, there are 52,566,553 shares of the Company’s Common Stock available for future issuances.

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

Prior to the initial closing of the 2018 Unit Offering, the Company issued to Arnold S. Lippa, Ph.D, the Company’s Interim President, Interim Chief Executive Officer, Executive Chairman and Chief Scientific Officer and James S. Manuso, Ph.D., the Company’s then Vice Chairman and then Chief Executive Officer, respectively, $100,000 aggregate principal amount ($50,000 each) of demand promissory notes bearing interest at 10% (the “Demand Promissory Notes”). The Demand Promissory Note issued to Dr. Lippa, exclusive of any interest accrued, was exchanged into the 2018 Unit Offering simultaneously with its initial closing. The principal amount of, but not the interest on, the Demand Promissory Note was taken into consideration when determining if the Company had achieved the minimum amount necessary to effect the initial closing of the 2018 Unit Offering. The Demand Promissory Note issued to Dr. Manuso was not exchanged or converted in connection with the closing of the 2018 Unit Offering.

In addition, as set forth in the Purchase Agreements, each Purchaser has an unlimited number of exchange rights, which are options and not obligations, to exchange such Purchaser’s entire investment as defined (but not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified within stockholders’ equity, and excluding any form of debt or convertible debt or preferred stock redeemable at the discretion of the holder (each such financing a “Subsequent Equity Financing”). These exchange rights are effective until the earlier of: (i) the completion of any number of Subsequent Equity Financings that aggregate at least $15 million of gross proceeds, or (ii) December 30, 2018. For clarity, a Purchaser’s entire investment is the entire amount invested (“Investment Amount”) (for purposes of the multiple described below) and all of the Common Stock and Warrants purchased (for purposes of the exchange) pursuant to the Purchase Agreement of such Purchaser, however, if the Warrants have been exercised in part or in whole on a cashless basis, then the Investment Amount (for purposes of the multiple described below) will be the Investment Amount (for purposes of the multiple described below) and all of the Common Stock initially purchased pursuant to the Purchase Agreement of such Purchaser plus any shares of Common Stock issued pursuant to a cashless exercise and any Warrants remaining after such cashless exercise (for purposes of the exchange), or, if the Warrants have been exercised for cash, then the entire investment will be the Investment Amount plus the amount of cash paid upon cash exercise (for purposes of the multiple described below) and all of the Common Stock initially purchased pursuant to the Purchase Agreement of such Purchaser plus any shares of Common Stock issued pursuant to the cash exercise and any Warrants remaining after such cash exercise (for purposes of the exchange).

1st 2017 Unit Offering

On March 10, 2017 and March 28, 2017, the Company sold units to investors for aggregate gross proceeds of $350,000, with each unit consisting of one share of the Company’s common stock and one common stock purchase warrant to purchase one share of the Company’s common stock (the “1st 2017 Unit Offering”). Units were sold for $2.50 per unit and the warrants issued in connection with the units were exercisable through December 31, 2021 at a fixed price $2.75 per share of the Company’s common stock. The warrants contained a cashless exercise provision and certain blocker provisions preventing exercise if the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock as a result of such exercise. The warrants were also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closed at 200% or more of the unit purchase price for any five (5) consecutive trading days. Investors were not affiliates of the Company. The investors received an unlimited number of piggy-back registration rights. Investors also received an unlimited number of exchange rights, which were options and not obligations, to exchange such investor’s entire investment (and not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified as stockholders’ equity, and excluding any form of debt or convertible debt (each such financing a “Subsequent Equity Financing”). These exchange rights were effective until the earlier of: (i) the completion of any number of subsequent financings aggregating at least $15 million gross proceeds to the Company, or (ii) December 30, 2017. The dollar amount used to determine the amount invested or exchanged into the subsequent financing would be 1.2 times the amount of the original investment. Under certain circumstances, the ratio might have been 1.4 instead of 1.2. The exchange right did not permit the investors to exchange into a debt offering or into redeemable preferred stock, therefore, unlike the 2nd 2016 Unit Offering, the 2017 Unit Offering resulted in the issuance of permanent equity. The Company evaluated whether the warrants or the exchange rights met criteria to be accounted for as a derivative in accordance with Accounting Standard Codification Topic (ASC) 815 and determined that the derivative criteria were not met. Therefore, the Company determined no bifurcation and separate valuation was necessary and that the warrants and exchange right should be accounted for with the host instrument. The closing market prices of the Company’s common stock on March 10, 2017 and March 28, 2017 were $4.05 and $3.80 respectively. In connection with this transaction, Aurora Capital LLC (“Aurora”) served as a placement agent and earned $20,000 fees and 8,000 placement agent common stock warrants associated with the closing of 1st 2017 Unit Offering. The fees were unpaid as of June 30, 2018 and have been accrued in accounts payable and accrued expenses and charged against Additional paid-in capital as of December 31, 2017 and June 30, 2018. The placement agent common stock warrants were valued at $27,648 and were accounted for in Additional paid-in capital as of September 30, 2017 and remain valued at that amount as of September 30, 2018.

On July 26, 2017, the Company’s Board approved an offering of securities conducted via private placement (the “2nd 2017 Unit Offering” described below) that, because of the terms of the 2nd 2017 Unit Offering as compared to the terms of the 1st2017 Unit Offering, resulted in an exchange of all of the units from the 1st 2017 Unit Offering into equity securities of the Company in the 2nd 2017 Unit Offering by all of the investors in the 1st 2017 Unit Offering.

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

Common Stock Warrants

A summary of warrant activity for the nine months ended September 30, 2018 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2017	1,464,415	$2.68146	3.73
Issued	238,814	1.57500	4.58
Warrants outstanding at September 30, 2018	1,703,229	$2.52632	4.08

Warrants exercisable at December 31, 2017	1,464,415	$2,68146	3.73
Warrants exercisable at September 30, 2018	1,703,229	$2.52632	4.08

The exercise prices of common stock warrants outstanding and exercisable are as follows at September 30, 2018:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$1.0000	916,217	916,217	September 20, 2022
$1.2870	41,002	41,002	April 17, 2019
$1.5620	130,284	130,284	December 31, 2021
$1.5750	238,814	238,814	April 30, 2023
$2.7500	8,000	8000	September 20, 2022
$4.8500	5,155	5,155	September 23, 2019
$4.8750	108,594	108,594	September 30, 2020
$5.0000	5,000	5,000	September 22, 2019
$5.1025	10,309	10,309	January 29, 2019
$6.5000	8,092	8,092	February 4, 2019
$6.8348	145,758	145,758	September 30, 2020
$7.9300	86,004	86,004	February 28, 2021
	1,703,229	1,703,229

Based on a fair market value of $0.7101 per share on September 30, 2018, there were no exercisable in-the money common stock warrants as of September 30, 2018.

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

A summary of stock option activity for the nine months ended September 30, 2018 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2017	3,996,167	$3.7634	6.30
Granted	327,150	1.1267	4.50
Options outstanding at September 30, 2018	4,323,317	$3.5855	6.17

Options exercisable at December 31, 2017	3,996,167	$3.7634	6.30
Options exercisable at September 30, 2018	4,323,317	$3.5855	6.17

The exercise prices of common stock options outstanding and exercisable were as follows at September 30, 2018:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$1.1200	310,388	310,388	April 5, 2023
$1.2500	16,762	16,762	December 7, 2022
$1.3500	34,000	34,000	July 28, 2022
$1.4500	1,849,418	1,849,418	December 9, 2027
$1.4500	100,000	100,000	December 9, 2027
$2.0000	285,000	285,000	June 30, 2022
$2.0000	25,000	25,000	July 26, 2022
$3.9000	395,000	395,000	January 17, 2022
$4.5000	7,222	7,222	September 2, 2021
$5.6875	89,686	89,686	June 30, 2020
$5.7500	2,608	2,608	September 12, 2021
$6.4025	27,692	27,692	August 18, 2020
$6.4025	129,231	129,231	August 18, 2022
$6.4025	261,789	261,789	August 18, 2025
$6.8250	8,791	8,791	December 11, 2020
$7.3775	523,077	523,077	March 31, 2021
$8.1250	169,231	169,231	June 30, 2022
$13.0000	7,385	7,385	March 13, 2019
$13.0000	3,846	3,846	April 14, 2019
$13.9750	3,385	3,385	March 14, 2024
$15.4700	7,755	7,755	April 8, 2020
$15.9250	2,462	2,462	February 28, 2024
$16.0500	46,154	46,154	July 17, 2019
$16.6400	1,538	1,538	January 29, 2020
$19.5000	9,487	9,487	July 17, 2022
$19.5000	6,410	6,410	August 10, 2022
	4,323,317	4,323,317

Based on a fair market value of $0.7101 per share on September 30, 2018, there were no exercisable in-the-money common stock options as of September 30, 2018.

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

Based on a fair market value of $1.40 per share on September 30, 2017, exercisable in-the-money common stock options had an intrinsic value of $950.

For the nine months ended September 30, 2018 and 2017, stock-based compensation costs included in the condensed consolidated statements of operations consisted of general and administrative expenses of $14,248 and $1,150,925, respectively, and research and development expenses of $0 and $606,901, respectively.

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

The stock options and warrants outstanding at June 30, 2012 were all out-of-the-money on August 10, 2012. During late July and early August 2012, shortly before completion of the merger, the Company issued options to officers and directors at that time to purchase a total of 22,651 shares of common stock exercisable for ten years at $19.5000 per share. By October 1, 2012, these options, as well as the options and warrants outstanding at June 30, 2012, were also out-of-the-money and continued to be out-of-the-money through September 30, 2018.

There were no stock options or warrants exercised subsequent to August 10, 2012 that triggered additional contingent consideration, and the only remaining stock options outstanding that could still trigger the additional contingent consideration remained out-of-the-money through September 30, 2018. As of September 30, 2018, due to the expirations and forfeitures of RespireRx stock options and warrants occurring since August 10, 2012, 6,497 contingent shares of common stock remained potentially issuable under the Pier merger agreement.

The Company concluded that the issuance of any of the contingent shares to the Pier Stock Recipients was remote, as a result of the large spread between the exercise prices of these stock options and warrants as compared to the common stock trading range, the subsequent expiration or forfeiture of most of the options and warrants, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants have remained significantly out-of-the-money through September 30, 2018. Accordingly, the Company considered the fair value of the contingent consideration to be immaterial and therefore did not ascribe any value to such contingent consideration. If any such shares are ultimately issued to the former Pier stockholders, the Company will recognize the fair value of such shares as a charge to operations at that time.

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

At September 30, 2018, the Company had 65,000,000 shares of common stock authorized and 3,588,433 shares of common stock issued and outstanding. Furthermore, as of September 30, 2018, the Company had reserved an aggregate of 11 shares for issuance upon conversion of the Series B Preferred Stock; 1,703,229 shares for issuance upon exercise of warrants; 4,323,317 shares for issuance upon exercise of outstanding stock options; 63,236 shares to cover equity grants available for future issuance pursuant to the 2014 Plan; 2,732,662 shares to cover equity grants available for future issuance pursuant to the 2015 Plan; 16,061 shares for issuance upon conversion of the Convertible Notes; and 6,497 shares issuable as contingent shares pursuant to the Pier merger. Accordingly, as of September 30, 2018, the Company had an aggregate of 8,845,013 shares of common stock reserved for issuance and 52,566,553 shares of common stock unreserved and available for future issuance. The Company expects to satisfy its future common stock commitments through the issuance of authorized but unissued shares of common stock.

7. Related Party Transactions

Dr. Arnold S. Lippa and Jeff E. Margolis, officers and directors of the Company since March 22, 2013, have indirect ownership interests and managing memberships in Aurora Capital LLC (“Aurora”) through interests held in its members, and Jeff. E. Margolis is also an officer of Aurora. Aurora is a boutique investment banking firm specializing in the life sciences sector that is also a full-service brokerage firm.

On March 31, 2013, the Company accrued $85,000 as reimbursement for legal fees incurred by Aurora in conjunction with the removal of the Company’s prior Board of Directors on March 22, 2013, which amount has been included in accounts payable and accrued expenses at September 30, 2018 and December 31, 2017.

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

Both the cash bonuses and the cash monthly compensation were accrued and will not be paid in cash until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis. Such amounts of accrued compensation through September 30, 2017 were forgiven on December 9, 2017 when, on the same date certain amounts were granted as options, as further described below, and therefore such amounts are no longer included in accrued compensation and related expenses as of September 30, 2018 or December 31, 2017.

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

On March 28, 2017, Aurora earned $20,000 of cash fees and 8,000 placement agent common stock warrants associated with the closing of 1st 2017 Unit Offering. The cash fees were unpaid as of September 30, 2018 and have been included in accounts payable and accrued expenses and charged against Additional paid-in capital as of September 30, 2018 and December 31, 2017. The placement agent common stock warrants were valued at $27,648 and were accounted for in “Additional paid-in capital” as of September 30, 2018 and December 31, 2017.

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

Dr. James S. Manuso resigned as the Company’s President and Chief Executive Officer as well as Vice Chairman and member of the Board of Directors effective as of September 30, 2018.

As a result of his resignation in February 2017, Mr. Weingarten is no longer considered a related party of the Company as of September 30, 2018.

A description of advances and notes payable to officers is provided at Note 4.

8. Commitments and Contingencies

Pending or Threatened Legal Action and Claims

By letter dated May 18, 2018, the Company received notice from counsel claiming to represent TEC Edmonton and The Governors of the University of Alberta, which purports to terminate, effective December 12, 2017, the license agreement dated May 9, 2007 between the Company and The Governors of the University of Alberta. The Company, through its counsel, disputed any grounds for termination and notified the representative that it invoked Section 13 of that license agreement, which mandates a meeting to be attended by individuals with decision-making authority to attempt in good faith to negotiate a resolution to the dispute. The Company remains in discussions with TEC Edmonton to determine whether and under what conditions a resolution to the dispute can be reached and the parties have extended the applicable deadlines under the license agreement to continue those discussions, but a resolution has not yet been reached. No assurance can be provided that the parties will reach an acceptable resolution and we cannot estimate the possible impact of this disagreement on the Company’s operations or business prospects.

By e-mail dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and owing for unpaid investment banking services rendered. Such amount has been accrued at September 30, 2018 and December 31, 2017.

By letter dated February 5, 2016, the Company received a demand from a law firm representing a professional services vendor of the Company alleging an amount due and owing for unpaid services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded the vendor the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted the vendor attorneys’ fees and costs of $47,937. All such amounts have been accrued at September 30, 2018 and December 31, 2017, including accrued interest at 4.5% annually from February 26, 2018, the date of the judgment, through September 30, 2018, totaling $5,239.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s consolidated financial statements as of September 30, 2018 and December 31, 2017 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

Significant Agreements and Contracts

Consulting Agreement

Richard Purcell, the Company’s Senior Vice President of Research and Development since October 15, 2014, provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc., through which the Company has contracted for his services, for a monthly cash fee of $12,500. Additional information with respect to shares of common stock that have been issued to Mr. Purcell is provided at Note 6. Cash compensation expense pursuant to this agreement totaled $37,500 for the three months ended September 30, 2018 and 2017 and $112,500 for the nine months ended September 30, 2018 and 2017, which is included in research and development expenses in the Company’s condensed consolidated statements of operations for such periods.

Employment Agreements

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso, Ph.D., to be its new President and Chief Executive Officer. Dr. Manuso resigned as President and Chief Executive Officer effective September 30, 2018 and therefore Dr. Manuso’s employment agreement was not automatically extended as described below. Pursuant to the agreement, which was for an initial term through September 30, 2018 (and which would have been deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provided written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date, except that Dr. Manuso resigned effective September 30, 2018), Dr. Manuso received an annual base salary of $375,000. Dr. Manuso was, through September 30, 2018, also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. No such bonuses were earned or granted during the three and nine-month periods ended September 30, 2018 and September 30, 2017. Additionally, Dr. Manuso was granted stock options to acquire 261,789 shares of common stock of the Company and was eligible to receive additional awards under the Company’s Plans in the discretion of the Board of Directors. No such awards were granted to Dr. Manuso granted during the three and nine-month periods ended September 30, 2018 and September 30, 2017. Dr. Manuso was also entitled to receive, until such time as the Company established a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as additional compensation for a term life insurance policy and disability insurance policy. Such amounts were accrued for the three and nine-month periods ended September 30, 2018 and September 30, 2017. Dr. Manuso was also entitled to be reimbursed for business expenses. The Company has accrued all submitted and approved business expenses as of September 30, 2018, December 30, 2017 and September 30, 2017. Additional information with respect to the stock options granted to Dr. Manuso is provided at Note 6. Cash compensation accrued pursuant to this agreement totaled $103,650 for each of the three months ended September 2018, and 2017, respectively and $310,950 for the nine months ended September 30, 2018 and 2017, respectively. Such amounts were included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at June 30, 2018 and 2017, respectively, and in general and administrative expenses in the Company’s consolidated statement of operations for the three and six months ended June 30, 2018 and 2017, as appropriate. On December 9, 2017, Dr. Manuso forgave $878,360 of accrued compensation and related expenses which was the amount owed by the Company as of September 30, 2017, as described in more detail below. On the same date, Dr. Manuso received options to purchase 608,704 shares of common stock, as described in more detail below. Dr. Manuso did not receive any additional compensation for serving as Vice Chairman or a member of on the Board of Directors. Amounts accruing after September 30, 2017 have not been paid to Dr. Manuso. Effective on September 30, 2018, Dr. Manuso resigned as Vice Chairman and as a member of the Board of Directors.

On August 18, 2015, concurrently with the hiring of Dr. James S. Manuso as the Company’s President and Chief Executive Officer, Dr. Arnold S. Lippa resigned as the Company’s President and Chief Executive Officer. On October 12, 2018, Dr. Lippa was named Interim President and Interim Chief Executive Officer (see Note 9. Subsequent Events) to replace Dr. Manuso who resigned effective September 30, 2018. Dr. Lippa continues to serve as the Company’s Executive Chairman and as a member of the Board of Directors. Also on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which will be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Lippa received an annual base salary of $300,000. Dr. Lippa is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 30,769 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Dr. Lippa is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Lippa is provided at Note 6. Cash compensation accrued pursuant to this agreement totaled $84,900 for each of the three months ended September 30, 2018 and 2017, respectively, and $254,700 for the nine months ended September 30, 2018 and 2017, respectively, which amounts are included in accrued compensation and related expenses in the Company’s consolidated balance sheet at September 30, 2018 and December 31, 2017, and in research and development expenses in the Company’s consolidated statement of operations. Cash compensation accrued to Dr. Lippa for bonuses and under a prior superseded arrangement, while still serving as the Company’s President and Chief Executive Officer, totaled $94,758 and was part of the amount forgiven on December 9, 2017 and therefore is no longer included in accrued compensation and related expenses as of September 30, 2018 and December 31, 2017. Dr. Lippa does not receive any additional compensation for serving as Executive Chairman and on the Board of Directors. On December 9, 2017, Dr. Lippa forgave $807,497 of accrued compensation and related expenses which was the amount owed by the Company as of September 30, 2017. On the same date, Dr. Lippa received options to purchase 559,595 shares of common stock, as described in more detail below.

On August 18, 2015, the Company also entered into an employment agreement with Jeff E. Margolis, in his continuing role as Vice President, Secretary and Treasurer. Pursuant to the agreement, which was for an initial term through September 30, 2016 (and which will be deemed to be automatically extended upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Mr. Margolis received an annual base salary of $195,000, and is also eligible to receive performance-based annual bonus awards ranging from $65,000 to $125,000, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Mr. Margolis was granted stock options to acquire 30,769 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Margolis is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Mr. Margolis is also each entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Mr. Margolis is provided at Note 6. Jeff E. Margolis’ employment agreement was amended effective July 1, 2017. The employment agreement amendment called for payment in three installments in cash of the $60,000 bonus granted on June 30, 2015. A minimum of $15,000 was to be payable in cash as follows: (a) $15,000 payable in cash upon the next closing (after July 1, 2017) of any financing in excess of $100,000 (b) $15,000 payable by the end of the following month assuming cumulative closings (beginning with the closing that triggered (a)) in excess of $200,000 and (c) $30,000 payable in cash upon the next closing of any financing in excess of an additional $250,000. The conditions of (a), (b) and (c) above were met as of December 31, 2017, however Mr. Margolis has waived the Company’s obligation to make any payments of the cash bonus until the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis. Recurring cash compensation accrued pursuant to this amended agreement totaled $80,400 and $54,150 for the three months ended September 30, 2018 and September 30, 2017, respectively, and $241,200 and $188,700 for the nine months ended September 30, 2018 and 2017, respectively, which amounts are included in accrued compensation and related expenses in the Company’s consolidated balance sheet at September 30, 2018, September 30, 2017 and December 31, 2017, respectively, and in general and administrative expenses in the Company’s consolidated statement of operations.

The employment agreements between the Company and each of Dr. Manuso, Dr. Lippa, and Mr. Margolis, respectively, provided that the payment obligations associated with the first year base salary were to accrue, but no payments were to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, was received by the Company, at which time scheduled payments were to commence. As this financing milestone has not been achieved, Dr. Manuso, Dr. Lippa, and Mr. Margolis (who are or were each also directors of the Company) have each agreed, effective as of August 11, 2016, to continue to defer the payment of such amounts indefinitely, until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis.

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

On April 15, 2013, the Company received a letter from UCI indicating that the license agreements between UCI and the Company had been terminated due to the Company’s failure to make certain payments required to maintain the agreements. Since the patents covered in these license agreements had begun to expire and the therapeutic uses described in these patents were no longer germane to the Company’s new focus on respiratory disorders, the loss of these license agreements is not expected to have a material impact on the Company’s current drug development programs. In the opinion of management, the Company has made adequate provision for any liability relating to this matter in its consolidated financial statements at September 30, 2018 and December 31, 2017.

University of Alberta License Agreement

On May 9, 2007, the Company entered into a license agreement, as amended, with the University of Alberta granting the Company exclusive rights to practice patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. The Company agreed to pay the University of Alberta a licensing fee and a patent issuance fee, which were paid, and prospective payments consisting of a royalty on net sales, sublicense fee payments, maintenance payments and milestone payments. The prospective maintenance payments commence on the enrollment of the first patient into the first Phase 2B clinical trial and increase upon the successful completion of the Phase 2B clinical trial. As the Company does not at this time anticipate scheduling a Phase 2B clinical trial in the near term, no maintenance payments to the University of Alberta are currently due and payable, nor are any maintenance payments expected to be due in the near future in connection with the license agreement. On May 18, 2018, the Company received a letter from counsel claiming to represent TEC Edmonton and The Governors of the University of Alberta, which purports to terminate, effective December 12, 2017, the license agreement dated May 9, 2007 (as subsequently amended) between the Company and The Governors of the University of Alberta. The Company, through its counsel, disputed any grounds for termination and notified the representative that it invoked Section 13 of that license agreement, which mandates a meeting to be attended by individuals with decision-making authority to attempt in good faith to negotiate a resolution to the dispute. The Company remains in discussions with TEC Edmonton to determine whether and under what conditions a resolution to the dispute can be reached and the parties have extended the applicable deadlines under the license agreement to continue those discussions. No assurance can be provided that the parties will reach an acceptable resolution and we cannot estimate the possible impact of this disagreement on the Company’s operations or business prospects.

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

During the three and nine months ended September 30, 2018 and 2017, the Company recorded charges to operations of $25,000 and $75,000, respectively, with respect to its 2018 and 2017 minimum annual royalty obligation, which is included in research and development expenses in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2018 and 2017.

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

Duke University Clinical Trial Agreement

On January 27, 2015, the Company entered into a Clinical Study and Research Agreement with Duke University (as amended, the “Duke Agreement”) to develop and conduct a protocol for a program of clinical study and research which was amended on October 30, 2015 and further amended on July 28, 2016, which agreement, as amended, resulted in a total amount payable under the Agreement to $678,327. During the nine months ended September 30, 2018 and 2017, the Company charged $0 to research and development expenses with respect to work conducted pursuant to the Duke Agreement. The clinical trial completed in October 2016 and the Company announced the study results on December 15, 2016. Amounts still owing under this agreement are in the Company’s balance sheets at September 30, 2018 and December 31, 2017

Sharp Clinical Services, Inc. Agreement

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

Noramco Inc. - Dronabinol Development and Supply Agreement

On September 4, 2018, RespireRx entered into a dronabinol Development and Supply Agreement with Noramco Inc., one of the world’s major dronabinol manufacturers. Under the terms of the Agreement, Noramco agreed to (i) provide all of the active pharmaceutical ingredient (“API”) estimated to be needed for the clinical development process for both the first- and second-generation products (each a “Product” and collectively, the “Products”), three validation batches for New Drug Application (“NDA”) filing(s) and adequate supply for the initial inventory stocking for the wholesale and retail channels, subject to certain limitations, (ii) maintain or file valid drug master files (“DMFs”) with the FDA or any other regulatory authority and provide the Company with access or a right of reference letter entitling the Company to make continuing reference to the DMFs during the term of the agreement in connection with any regulatory filings made with the FDA by the Company, (iii) participate on a development committee, and (iv) make available its regulatory consultants, collaborate with any regulatory consulting firms engaged by the Company and participate in all FDA or Drug Enforcement Agency (“DEA”) meetings as appropriate and as related to the API.

In consideration for these supplies and services, the Company has agreed to purchase exclusively from Noramco during the commercialization phase all API for its Products at a pre-determined price subject to certain producer price adjustments and agreed to Noramco’s participation in the economic success of the commercialized Product or Products up to the earlier of the achievement of a maximum dollar amount or the expiration of a period of time.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2018, aggregating $1,086,200. Amounts included in the 2018 column represent amounts contractually due at from September 30, 2018 through the remainder of the 2018 fiscal year ending December 31, 2018.

		Payments Due By Year
	Total	2018	2019	2020	2021	2022
License agreements	$425,000	$25,000	$100,000	$100,000	$100,000	$100,000
Employment and consulting agreements (1)	661,200	165,300	495,900	-	-	-
Total	$1,086,200	$190,300	$595,900	$100,000	$100,000	$100,000

(1) The payment of such amounts has been deferred indefinitely, as described above at “Employment Agreements”. 2018 obligations include three months of employment agreement obligations for Dr. Lippa and Mr. Margolis as their employment contracts renewed on September 30, 2018 and 2019 obligations include nine months of obligations through September 30, 2019.

9. Subsequent Events

The Company performed an evaluation of subsequent events through the date of filing these financial statements with the SEC. There were no material subsequent events which affected, or could affect, the amounts or disclosures in the condensed consolidated financial statements, other than those discussed below.

On October 12, 2018, Dr. Lippa was named Interim President and Interim Chief Executive Officer to replace Dr. Manuso who resigned effective September 30, 2018. Dr. Lippa continues to serve as the Company’s Executive Chairman and as a member of the Board of Directors as well as the Company’s Chief Scientific Officer.

The 2018 Unit Offering terminated on October 15, 2018 without any additional closings.

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

In 2007, we determined that expansion of our strategic development into the areas of central respiratory dysfunction, including drug-induced respiratory dysfunction represented cost-effective opportunities for potentially rapid development and commercialization of RespireRx’s compounds. On May 8, 2007, RespireRx entered into a license agreement, as subsequently amended, with the University of Alberta granting RespireRx exclusive rights to method of treatment patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. These patents, along with RespireRx’s own patents claiming chemical structures, comprise RespireRx’s principal intellectual property supporting RespireRx’s research and clinical development program in the use of ampakines for the treatment of central and drug-induced respiratory disorders. On May 18, 2018, the Company received a letter from counsel claiming to represent TEC Edmonton and The Governors of the University of Alberta, which purports to terminate, effective December 12, 2017, the license agreement dated May 9, 2007 (as subsequently amended) between the Company and The Governors of the University of Alberta. The Company, through its counsel, disputed any grounds for termination and notified the representative that it invoked Section 13 of that license agreement, which mandates a meeting to be attended by individuals with decision-making authority to attempt in good faith to negotiate a resolution to the dispute. There have been several communications between Company counsel, the Company and representatives of TEC Edmonton to determine whether and under what terms a resolution to the dispute can be reached, and the parties have extended the applicable deadlines under the license agreement to continue those discussions, but a resolution has not yet been reached. No assurance can be provided that the parties will reach an acceptable resolution and we cannot estimate the possible impact of this disagreement on the Company’s operations or business prospects.

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

To this end, the Company has conducted preclinical and clinical research with CX1739, CX717 and CX1942 in the prevention, treatment, and management of opioid induced apnea, the primary cause of overdose deaths. In particular, we have conducted several Phase 2 clinical trials demonstrating that both CX717 and CX1739 significantly reduced opioid induced respiratory depression (“OIRD”) without altering analgesia. Since one of the primary risk factors for opioid overdose is CSA, it is significant that a Phase 2A clinical study with CX1739 produced data suggesting a possible reduction in central sleep apnea.

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

In addition, the Company is pursuing potentially promising clinical development programs in neuro-behavioral and cognitive disorders, with translational and clinical research programs focused on the use of ampakines for the treatment of ADHD and, together with our academic collaborators, motor impairment resulting from SCI and for Fragile X Autism.

ADHD is one of the most common neurobehavioral disorders, with 6.1% of American children taking medication for treatment, and ADHD is estimated to affect 7.8% of U.S. children aged 4 to 17, according to the U.S. Centers for Disease Control and Prevention (“CDC”) or approximately 4.5 million children. The principal characteristics of ADHD are inattention, hyperactivity and impulsivity. ADHD symptoms are known to persist into adulthood. In a study published in Psychiatry Res in May 2010, up to 78% of children affected by this disorder showed at least one of the major symptoms of ADHD when followed up 10 years later. According to the CDC, approximately 4% of the US adult population has ADHD, which can negatively impair many aspects of daily life, including home, school, work and interpersonal relationships.

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

In a repeated measures analysis, a statistically significant treatment effect on ADHD Rating Scale (ADHD-RS), the primary outcome measure, was observed after a three-week administration of CX717, 800 mg BID. Differences between this dose of CX717 and placebo were seen as early as week one of treatment and continued throughout the remainder of the study. The low dose of CX717, 200 mg BID, did not differ from placebo. In general, results from both the ADHD-RS hyperactivity and inattentiveness subscales, which were secondary efficacy variables, paralleled the results of the total score. CX717 was considered safe and well tolerated.

Based on these clinical results, ampakines such as CX717 might represent a breakthrough opportunity to develop a non-stimulating therapeutic for ADHD with the rapidity of onset normally seen with stimulants. Subject to raising sufficient financing (of which no assurance can be provided), we are planning to continue this program with a Phase 2B clinical trial in patients with adult ADHD.

Ampakines also may have potential utility in the treatment and management of SCI to enhance motor functions and improve the quality of life for SCI patients. An estimated 17,000 new cases of SCI occur each year in the United States, most a result of automobile accidents. Currently, there are roughly 282,000 people living with spinal cord injuries, which often produce impaired motor function.

SCI can profoundly impair neural plasticity leading to significant morbidity and mortality in human accident victims. Plasticity is a fundamental property of the nervous system that enables continuous alteration of neural pathways and synapses in response to experience or injury. One frequently studied model of plasticity is long-term facilitation of motor nerve output (“LTF”). A large body of literature exists regarding the ability of ampakines to stimulate neural plasticity, possibly due to an enhanced synthesis and secretion of various growth factors.

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

RespireRx has been working with Dr. David Fuller, at the University of Florida with funding from the National Institutes of Health, to evaluate the use of ampakines for the treatment of compromised motor function in SCI. Using mice that have received spinal hemisections, CX717 was observed to increase motor nerve activity bilaterally. The effect on the hemisected side was greater than that measured on the intact side, with the recovery approximating that seen on the intact side prior to administration of ampakine. In addition, CX717 was observed to produce a dramatic and long-lasting effect on LTF produced by AIH. The doses of ampakines active in SCI were comparable to those demonstrating antagonism of OIRD, indicating target engagement of the AMPA receptors.

These animal models of motor nerve function following SCI support proof of concept for a new treatment paradigm using ampakines to improve motor functions in patients with SCI. With additional funding recently granted by NIH to Dr. Fuller, RespireRX is continuing its collaborative preclinical research with Dr. Fuller while it is planning a clinical trial program focused on developing ampakines for the restoration of certain motor functions in patients with SCI. The Company is working with our Clinical Advisory Panel and with researchers at highly regarded clinical sites to finalize a Phase 2 clinical trial protocol. Subject to raising sufficient financing (of which no assurance can be provided), we believe that a clinical study could be initiated as early as 2019

According to the Autism Society, more than 3.5 million Americans live with an Autism Spectrum Disorder (“ASD”), a complex neurodevelopmental disorder. Fragile X Syndrome (“FXS”) is the most common identifiable single-gene cause of autism, affecting approximately 1.4 in every 10,000 males and 0.9 in every 10,000 females, according to the CDC. Individuals with FXS and ASD exhibit a range of abnormal behaviors comprising hyperactivity and attention problems, executive function deficits, hyper-reactivity to stimuli, anxiety and mood instability. Also, according the Autism Society, the prevalence rate of ASD has risen from 1 in 150 children in 2000 to 1 in 68 children in 2010, with current estimates indicating a significant rise in ASD diagnosis to 1 in 59 births, placing a significant emotional and economic burden on families and educational systems. The Autism Society estimates the economic cost to U.S. citizens of autism services to be between $236 and $262 billion annually.

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

Researchers at the UCSD have been studying genetic mutations in the AMPA receptor complex that lead to cognitive and functional deficiencies along the autism spectrum. They work with patients and their families to conduct detailed genetic analyses in order to better understand the underlying mechanisms of autism. In one case, they have been working with a teenage patient who has an autism diagnosis, with a phenotype that is characterized by subtle Tourette-like behaviors, extreme aggression, and verbal and physical outbursts with disordered thought. Despite the behaviors, his language is normal. Using next generation sequencing and genome editing technologies, the researchers identified a specific mutation in stargazin, a transmembrane AMPA receptor regulatory protein that alters the configuration and kinetics of the AMPA receptor. When the aberrant sequence was introduced into C57bL6 mice using CRISPR (Clustered Regulatory Interspaced Short Palindromic Repeats), the heterozygous allele had a dominant negative effect on the trafficking of post-synaptic AMPA receptors and produced behaviors consistent with a glutamatergic deficit and similar to what has been observed in the teenage patient.

With funding from the National Institutes of Health to UCSD, RespireRx is working with UCSD to explore the use of ampakines for the amelioration of the cognitive and other deficits associated with AMPA receptor gene mutations. Because CX1739 has an open IND, subject to securing sufficient outside funding (of which no assurance can be provided), we are considering a Phase 2A clinical trial sometime in 2019.

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

Unlike a standard 505(b)(1) NDA, the 505(b)(2) Abbreviated New Drug Application (“ANDA”) process begins with a pre-IND meeting with the FDA, then moves to formulation development (and nonclinical studies, if necessary) and then to the IND (investigational new drug) filing. Since we intend to utilize an already approved or equivalent dronabinol product from manufacturers that have approved Drug Master Files, we believe that the pre-IND meeting will forego discussions of CMC (chemistry, manufacturing and controls), formulation and safety, as well as Phase 1 and 2 studies. Instead, we believe that the focus will be on the Phase 3 clinical development program. When a Phase 3 study is required for a 505(b)(2), usually only one study with fewer patients is necessary versus the two, large scale, confirmatory studies generally required for 505(b)(1). With an extensive safety database tracking chronic, long-term use of Marinol® and generics, while no assurance can be provided, we believe that FDA should not have a major safety issue with dronabinol in the treatment of OSA.

We anticipate requesting a pre-IND meeting with the FDA as soon as the first quarter of 2019, which would functionally serve as the equivalent of an end-of-Phase 2 meeting. The FDA responses to this meeting will be incorporated into an IND, which we believe we could be in a position to submit within 60 days of receiving their communication.

RespireRx has worked with the PACE investigators and staff, as well as with our Clinical Advisory Panel to design a Phase 3 protocol that, based on the experience and results from the Phase 2A and Phase 2B trials, we believe will provide sufficient data for FDA approval of a RespireRx dronabinol branded capsule for OSA. Subject to raising sufficient financing (of which no assurance can be provided). RespireRx intends to submit the Phase 3 protocol to the FDA. The current version of the protocol is designed as a 90-day randomized, blinded, placebo controlled study of dronabinol in the treatment of OSA. Depending on feedback from the FDA, RespireRx estimates that the Phase 3 trial would require between 120 and 300 patients at 15 to 20 sites, and take 18 to 24 months to complete, at a cost of between $10 million and $14 million.

Subject to raising sufficient financing (of which no assurance can be provided), RespireRx intends to hire Clinilabs Drug Development Corporation, a full-service CRO, to consult and potentially provide clinical site management, monitoring, data management, and centralized sleep monitoring services for the Phase 3 OSA trial. Dr. Gary Zammitt, CEO of Clinilabs, serves on the RespireRx Clinical Advisory Panel, and his management team has provided guidance on study design and CNS drug development that will be relevant for the Phase 3 program. For example, Clinilabs offers specialized clinical trial services for CNS drug development through an alliance with Neuroclinics, including clinical trials examining the effects of drugs on driving, cognitive effects of food and (medicinal) drugs, and sleep and sleep disordered breathing.

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

In consideration for these supplies and services, the Company has agreed (i) to purchase exclusively from Noramco, during the commercialization phase, all API for its Products at a pre-determined price subject to certain producer price adjustments and (ii) Noramco’s participation in the economic success of the commercialized Product or Products up to the earlier of the achievement of a maximum dollar amount or the expiration of a period of time.

We plan to establish strategic relationships with appropriate companies to complete formulation and packaging. RespireRx has identified several candidates to perform the encapsulation. Some of these already supply finished product to generic pharmaceutical companies marketing dronabinol for its current non-OSA indications. In addition, as described below, RespireRx has been in discussions with several companies that have considerable expertise in developing novel formulations for dronabinol and have expressed interest in helping us develop a proprietary controlled release formulation. No assurance can be provided that encapsulation or formulation agreements will be consummated on terms acceptable to us; the failure to consummate these agreements would materially adversely affect the Company.

After considerable research and discussions with consultants, we believe the most direct route to commercialization is to proceed directly to a Phase 3 pivotal clinical trial using the currently available dronabinol formulation (2.5, 5 and 10 mg gel caps) and to commercialize a RespireRx branded dronabinol capsule (“RBDC”) with a new drug application (“NDA”). To that end, RespireRx plans to complete the Phase 3 trial and submit a 505(b)(2) application to FDA for approval of a new, branded, once per day dronabinol gel capsule for the treatment of OSA estimated to occur in 2020. Under the provisions of the Hatch-Waxman Act, the RBDC would have 3-year market exclusivity, as well as further protection from generic substitution through 2025 due to our patents and an anticipated listing in the Approved Drug Products with Therapeutic Equivalence Evaluations publication (the “Orange Book”), which identifies drug products approved on the basis of safety and effectiveness by the FDA and related patent and exclusivity information.

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

Because the 505(b)(2) NDA requires clinical data for approval of a new indication, we anticipate that our RBDC would be eligible for market protection under the Hatch-Waxman Amendment clause for “other significant changes” and we expect would therefore be eligible for 3-years of market exclusivity. At the end of these 3 years, if a generic company wished to challenge our issued patents, they would have to file an ANDA with bioequivalence data to our RBDC and, if our patents were listed in the Orange Book, they would have to simultaneously file a Paragraph 4 certification stating that they are challenging our patent. At that point, we would receive a 30-months stay of the patent challenge.

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

With guidance based on the product launch experience of Dr. MacFarland, a member of our Board of Directors, and Richard Purcell, our senior vice-president of research and development, and the managed markets experience of our consultant, Commercialization Consulting, LLC, we have prepared an approach to marketing and commercialization of both the RBDC and the proprietary dronabinol formulation. An extensive analysis conducted by Commercialization Consulting, LLC estimates that, if we were to execute our strategy, we should not experience a loss of more than approximately 15% of sales due to off-label generic dronabinol sales.

Recent Developments

Resignation of James S. Manuso, President and Chief Executive Officer, Vice Chairman and Member of the Board of Directors and Appointment of Arnold S. Lippa as lnterim President and Interim Chief Executive Officer

The resignation of Dr. James S. Manuso as the Company’s President and Chief Executive Officer, Vice Chairman and Member of the Board of Directors became effective on September 30, 2018, the end of the term of his employment agreement. Dr. Manuso did not resign because of any disagreement with the Company relating to the Company’s operations, policies or practices.

On October 12, 2018, Arnold S. Lippa, Ph.D. was named Interim President and Interim Chief Executive Officer. Dr. Lippa continues to serve as the Company’s Chief Scientific Officer and Chairman of the Board of Directors.

University of Alberta (TEC Edmonton)

On May 18, 2018, the Company received a letter from counsel claiming to represent TEC Edmonton and The Governors of the University of Alberta, which purports to terminate, effective December 12, 2017, the license agreement dated May 9, 2007 (as subsequently amended) between the Company and The Governors of the University of Alberta. The Company, through its counsel, disputed any grounds for termination and notified the representative that it invoked Section 13 of that license agreement, which mandates a meeting to be attended by individuals with decision-making authority to attempt in good faith to negotiate a resolution to the dispute. There have been several communications between Company counsel, the Company and representatives of TEC Edmonton, and some of these communications have taken place after September 30, 2018, but a resolution has not yet been reached. No assurance can be provided that the parties will reach an acceptable resolution and, in light of the early stages of the disagreement, we cannot estimate the possible impact of this disagreement on the Company’s operations or business prospects.

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

In consideration for these supplies and services, the Company has agreed to purchase exclusively from Noramco during the commercialization phase all API for its Products at a pre-determined price subject to certain producer price adjustments and agreed to Noramco’s participation in the economic success of the commercialized Product or Products up to the earlier of the achievement of a maximum dollar amount or the expiration of a period of time.

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

Prior to the initial closing of the 2018 Unit Offering, the Company issued to Arnold S. Lippa, Ph.D, and the Company’s Interim President, Interim Chief Executive Officer, Executive Chairman and Chief Scientific Officer and James S. Manuso, Ph.D., the Company’s then Vice Chairman and then Chief Executive Officer, $100,000 aggregate principal amount ($50,000 each) of demand promissory notes bearing interest at 10% (the “Demand Promissory Notes”). The Demand Promissory Note issued to Dr. Lippa, exclusive of any interest accrued, was exchanged or converted into the 2018 Unit Offering simultaneously with its initial closing. The principal amount of, but not the interest on, the Demand Promissory Note was taken into consideration when determining if the Company had achieved the minimum amount necessary to effect the initial closing of the 2018 Unit Offering. The Demand Promissory Note issued to Dr. Manuso was not exchanged or converted in connection with the 2018 Unit Offering.

In addition, as set forth in the Purchase Agreements, each Purchaser has an unlimited number of exchange rights, which are options and not obligations, to exchange such Purchaser’s entire investment, as defined, (but not less than the entire investment) into one or more subsequent equity financings (consisting solely of convertible preferred stock or common stock or units containing preferred stock or common stock and warrants exercisable only into preferred stock or common stock) that would be considered as “permanent equity” under United States Generally Accepted Accounting Principles and the rules and regulations of the United States Securities and Exchange Commission, and therefore classified within stockholders’ equity, and excluding any form of debt or convertible debt or preferred stock redeemable at the discretion of the holder (each such financing a “Subsequent Equity Financing”). These exchange rights are effective until the earlier of: (i) the completion of any number of Subsequent Equity Financings that aggregate at least $15 million of gross proceeds, or (ii) December 30, 2018. For clarity, a Purchaser’s entire investment is the entire amount invested (“Investment Amount”) (for purposes of the multiple described below) and all of the Common Stock and Warrants purchased (for purposes of the exchange) pursuant to the Purchase Agreement of such Purchaser, however, if the Warrants have been exercised in part or in whole on a cashless basis, then the Investment Amount (for purposes of the multiple described below) will be the Investment Amount (for purposes of the multiple described below) and all of the Common Stock initially purchased pursuant to the Purchase Agreement of such Purchaser plus any shares of Common Stock issued pursuant to a cashless exercise and any Warrants remaining after such cashless exercise (for purposes of the exchange), or, if the Warrants have been exercised for cash, then the entire investment will be the Investment Amount plus the amount of cash paid upon cash exercise (for purposes of the multiple described below) and all of the Common Stock initially purchased pursuant to the Purchase Agreement of such Purchaser plus any shares of Common Stock issued pursuant to the cash exercise and any Warrants remaining after such cash exercise (for purposes of the exchange).

The 2018 Unit Offering was terminated on October 15, 2018 without any additional closings.

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

On May 9, 2007, the Company entered into a license agreement, as subsequently amended, with the University of Alberta granting the Company exclusive rights to practice patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. The Company agreed to pay the University of Alberta a licensing fee and a patent issuance fee, which were paid, and prospective payments consisting of a royalty on net sales, sublicense fee payments, maintenance payments and milestone payments. The prospective maintenance payments commence on the enrollment of the first patient into the first Phase 2B clinical trial and increase upon the successful completion of the Phase 2B clinical trial. As the Company does not at this time anticipate scheduling a Phase 2B clinical trial with respect to the subject matter of this license, no maintenance payments are currently due and payable to the University of Alberta. A prospective payment of approximately $3,600 is claimed to be currently due and payable by the University of Alberta.

By letter dated May 18, 2018, the Company received notice from counsel claiming to represent TEC Edmonton and The Governors of the University of Alberta, which purports to terminate, effective December 12, 2017, the license agreement dated May 9, 2007 between the Company and The Governors of the University of Alberta. The Company, through its counsel, disputed any grounds for termination and notified the representative that it invoked Section 13 of that license agreement, which mandates a meeting to be attended by individuals with decision-making authority to attempt in good faith to negotiate a resolution to the dispute. There have been several communications between Company counsel, the Company and representatives of TEC Edmonton, but a resolution has not yet been reached. No assurance can be provided that the parties will reach an acceptable resolution and we cannot estimate the possible impact of this disagreement on the Company’s operations or business prospects.

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

Note Exchange Agreements

See Note 3 to our condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 for information on our “Note Exchange Agreements.”

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

Results of Operations

The Company’s condensed consolidated statements of operations as discussed herein are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Operating expenses:
General and administrative	$330,560	$404,642	$1,118,335	$2,415,718
Research and development	173,036	188,506	478,262	1,147,633
Total operating expenses	503,596	593,148	1,596,597	3,563,351
Loss from operations	(503,596)	(593,148)	(1,596,597)	(3,563,351)
Loss on extinguishment of debt and other liabilities in exchange for equity	-	-	(116,407)	-
Interest expense	(35,161)	(26,354)	(96,231)	(77,674)
Foreign currency transaction gain (loss)	2,983	960	(108,582)	(30,728)
Net loss	(535,774)	(618,542)	(1.917,817)	(3,671,753)

Net loss attributable to common stockholders	$(535,774)	$(618,542)	$(1.917,817)	$(3,671,753)

Net loss per common share - basic and diluted	$(0.16)	$(0.27)	$(0.59)	$(1.62)

Weighted average common shares outstanding - basic and diluted	3,398,940	2,333,257	3,228,528	2,261,160

Three Months Ended September 30, 2018 and 2017

Revenues. During the three months ended September 30, 2018 and 2017, the Company had no revenues.

General and Administrative. For the three months ended September 30, 2018, general and administrative expenses were $330,560, a decrease of $74,082, as compared to $404,642 for the three months ended September 30, 2017, primarily due to a decrease in legal fees of $22,179, stock-based compensation of $23,873 and patent costs of $29,480, as the Company has taken efforts to reduce costs in light of available resources.

Stock-based compensation costs included in general and administrative expenses were $0 for the three months ended September 30, 2018, as compared to $23,873 for the three months ended September 30, 2017, reflecting decrease of $23,873. The decrease is the result of the fact that no stock-based compensation was granted to general and administrative employees during the three months ended September 30, 2018. Salaries and employee benefits included in general and administrative expenses were $167,750 for the three months ended September 30, 2018 and for the three months ended September 30, 2017. Legal fees declined to $57,833 for the three months ended September 30, 2018 as compared to $80,012 for the three months ended September 30, 2017, a decrease of $22,179. The remaining decrease in general and administrative expenses is due to a number of smaller decreases, partially offset by increases in a number of other expense categories.

Research and Development. For the three months ended September 30, 2018, research and development expenses were $173,036, a decrease of $15,470, as compared to $188,506 for the three months ended September 30, 2017, primarily due to a decrease in research contract expenses of $23,250 and shared based compensation of $11,700, partially offset by an increase in consulting fees of $20,000.

Loss on Extinguishment of Debt and other Liabilities in Exchange for Equity. During the three months ended September 30, 2018 and 2017 there was no loss on extinguishment of debt and other liabilities.

Interest Expense. During the three months ended September 30, 2018, interest expense was $35,161 (including $11,794 to related parties), an increase of $14,560, as compared to $26,354 (including $3,992 to related parties) for the three months ended September 30, 2017. The net increase is primarily the result of accrual of interest on two new officer notes commencing on April 5, 2018, interest charged by one vendor in respect of aged accounts payable, which vendor is also a related party, and interest related to amounts owed to a second former vendor that is not a related party.

Foreign Currency Transaction Gain (Loss). Foreign currency transaction gain was $2,983 for the three months ended September 30, 2018, as compared to a foreign currency transaction gain of $960 for the three months ended September 30, 2017. The foreign currency transaction gains relate to the $399,774 loan from SY Corporation made in June 2012, which is denominated in the South Korean Won.

Net Loss and Net Loss Attributable to Common Stockholders. For the three months ended September 30, 2018, the Company incurred a net loss and a net loss attributable to common stockholders of $535,774, as compared to a net loss of $618,542 for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 and 2017

Revenues. During the nine months ended September 30, 2018 and 2017, the Company had no revenues.

General and Administrative. For the nine months ended September 30, 2018, general and administrative expenses were $1,118,335, a decrease of $1,297,383, as compared to $2,415,718 for the nine months ended September 30, 2017, primarily due to a decrease in stock-based compensation of $1,150,925, decreases in legal fees of $110,139 and decreases in patent related fees of $25,318, partially offset by an increase in salaries and employee benefits of $26,856, and a decrease of legal fees of $87,961, and a decrease in accounting expenses of $17,833.

Stock-based compensation costs included in general and administrative expenses were $14,248 for the nine months ended September 30, 2018, as compared to $1,150,925 for the nine months ended September 30, 2017, reflecting a decrease of $1,136,677. The decrease is the result of the fact that no stock-based compensation was granted to general and administrative employees during the nine months ended September 30, 2018. Salaries and employee benefits included in general and administrative expenses were $506,250 for the nine months ended September 30, 2018, as compared to $479,394 for the nine months ended September 30, 2017, reflecting an increase of $26,856. The net change is primarily due to the increase in salary for Jeff Margolis effective July 1, 2017. Professional and other consulting fees, primarily consisting of legal, accounting and patent fees included in general and administrative expenses were $389,119 for the nine months ended September 30, 2018, as compared to $542,409 for the nine months ended September 30, 2017, reflecting a decrease of $153,290, comprised primarily of a reduction of legal fees of $110,139, which is primarily the result of the completion of arbitration proceedings, and a reduction in patent related fees of $25,318.

Research and Development. For the nine months ended September 30, 2018, research and development expenses were $478,262, a decrease of $669,371, as compared to $1,147,633 for the nine months ended September 30, 2017, primarily as a result of the reduction in stock-based compensation of $606,901 and a reduction of $71,797 in research contracts, partially offset by an additional $20,000 of consulting fees.

Stock-based compensation costs included in research and development expenses were $0 for the nine months ended September 30, 2018, as compared to $606,901 for the nine months ended September 30, 2017. The decrease is the result of the fact that no stock-based compensation was granted to research and development employees during the nine months ended September 30, 2018. Salaries and employee benefits included in research and development expenses were $225,000 for the nine months ended September 30, 2018 and September 30, 2017.

Contractual research expenditures included in research and development expenses were $9,222 for the nine months ended September 30, 2018, as compared to $81,019 for the nine months ended September 30, 2017, reflecting a decrease of $71,797. The net change in contractual clinical research expenditures reflects the reduction to $0 of clinical trial expenses related to Company’s completion of the CX1739 clinical trial at Duke University.

Loss on Extinguishment of Debt and other Liabilities in Exchange for Equity. During the nine months ended September 30, 2018, the Company exchanged certain convertible notes inclusive of accrued interest for equity. In addition, the Company satisfied certain liabilities by issuing options. The loss on the extinguishment of convertible debt was $105,253. In addition, during the nine months ended September 30, 2018, the Company extinguished liabilities for accrued compensation and other accounts payable for equity resulting in a loss of $11,154. These represent an aggregate increase of $116,407 as compared to the nine months ended September 30, 2017 during which period, the amounts were $0.

Interest Expense. During the nine months ended September 30, 2018, interest expense was $96,231 (including $29,937 to related parties), an increase of $18,557, as compared to $77,674 (including $11,688 to related parties) for the nine months ended September 30, 2017. The net increase is primarily the result of accrual of interest on two new officer notes commencing on April 5, 2018 and interest charged by one vendor in respect of aged accounts payable, which vendor is also a related party, and interest related to amounts owed to a second former vendor that is not a related party.

Foreign Currency Transaction Gain (Loss). Foreign currency transaction loss was $108,582 for the nine months ended September 30, 2017, as compared to a foreign currency transaction loss of $30,728 for the nine months ended September 30, 2017. The foreign currency transaction loss relates to the $399,774 loan from SY Corporation made in June 2012, which is denominated in the South Korean Won.

Net Loss and Net Loss Attributable to Common Stockholders. For the nine months ended September 30, 2018, the Company incurred a net loss and net loss attributable to common stockholders of $1.917,817, as compared to a net loss and a net loss attributable to common stockholders of $3,671,753 for the nine months ended September 30, 2017.

Liquidity and Capital Resources – September 30, 2018

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,917,817 for the nine months ended September 30, 2018 and $4,291,483 for the fiscal year ended December 31, 2017, and negative operating cash flows of $199,966 for the nine months ended September 30, 2018 and $697,009 for the fiscal year ended December 31, 2017, had a stockholders’ deficiency of $5,359,154 at September 30, 2018, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2017, has expressed substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” above).

At September 30, 2018, the Company had a working capital deficit of $5,366,004, as compared to a working capital deficit of $4,373,443 at December 31, 2017, reflecting an increase in the working capital deficit of $992,561 for the nine months ended September 30, 2018. The increase in the working capital deficit during the nine months ended September 30, 2018 is comprised of an increase in total current liabilities of $1,012,585, partially offset by an increase in current assets of $20,024. The increase in total current liabilities consists of a net increase in accounts payable and accrued expenses of $332,277, an increase in accrued compensation and related expenses of $636,500, a decrease in convertible notes payable of $191,199, an increase in the note payable to SY Corporation of $144,463, an increase in notes payable to officers of $69,271 and an increase in other short-term notes payable of $22,073.

At September 30, 2018, the Company had cash aggregating $80,686 as compared to $84,902 at December 31, 2017, reflecting a decrease in cash of $4,216 during the nine months ended September 30, 2018.

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

At September 30, 2018, the Company had $125,000 principal amount of 10% convertible notes payable outstanding (plus accrued interest of $57,647), which matured and become due and payable in full on September 15, 2016. Certain of the note holders have notified the Company that the convertible notes are in default. As of the date of such notification, the interest rate on such defaulted convertible notes was increased to 12%. The Company is continuing efforts to extend and/or satisfy these convertible notes payable through the issuance of the Company’s securities, although there can be no assurances that the Company will be successful in this regard.

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

Operating Activities. For the nine months ended September 30, 2018, operating activities utilized cash of $199,966 as compared to utilizing cash of $495,817 for the nine months ended September 30, 2017, to support the Company’s ongoing operations and research and development activities.

Financing Activities. For the nine months ended September 30, 2018, financing activities generated cash of $195,750 in net proceeds from the 2018 Unit Financing, which was a closing of $250,750, of which $50,000 was an exchange of the principal amount of one officer note and $5,000 represented costs associated with the offering. For the nine months ended September 30, 2017, financing activities generated cash of $476,000 from a common stock and warrant financing, as well as $24,999 from short-term notes payable.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $535,774 and $1.917,817 for the three and nine months ended September 30, 2018 respectively, $618,542 and $3,671,753 for the three and nine months ended September 30, 2017 and $4,291,483 for the fiscal year ended December 31, 2017, and negative operating cash flows of $199,966 for the nine months ended September 30, 2018 as compared to negative operating cash flows of $495,817 for the nine months ended September 30, 2017 and $697,009 for the fiscal year ended December 31, 2017. The Company also had a stockholders’ deficiency of $5,359,154 at September 30, 2018, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2017, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Principal Commitments

Employment Agreements

On August 18, 2015, the Company entered into an employment agreement with Dr. James S. Manuso, Ph.D., to be its new President and Chief Executive Officer. Dr. Manuso resigned as President and Chief Executive Officer effective September 30, 2018 and therefore Dr. Manuso’s employment agreement was not automatically extended as described below. Pursuant to the agreement, which was for an initial term through September 30, 2018 (and which would have been deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, except that Dr. Manuso resigned effective September 30, 2018), Dr. Manuso received an annual base salary of $375,000. Dr. Manuso was, through September 30, 2018, also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. No such bonuses were earned or granted during the three and six month periods ended June 30, 2018 and June 30, 2017. Additionally, Dr. Manuso was granted stock options to acquire 261,789 shares of common stock of the Company and was eligible to receive additional awards under the Company’s Plans in the discretion of the Board of Directors. No such awards were granted to Dr. Manuso granted during the three and six month periods ended June 30, 2018 and June 30, 2017. Dr. Manuso was also entitled to receive, until such time as the Company established a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as additional compensation for a term life insurance policy and disability insurance policy. Such amounts were accrued for the three and nine month periods ended September 30, 2018 and September 30, 2017. Dr. Manuso was also entitled to be reimbursed for business expenses. The Company has accrued all submitted and approved business expenses as of September 30, 2018, December 30, 2017 and September 30, 2017. Additional information with respect to the stock options granted to Dr. Manuso is provided at Note 6 to the Company’s condensed consolidated financial statements for the three months and nine months ended September 30, 2018 and 2017. Cash compensation accrued pursuant to this agreement totaled $103,650 for each of the three months ended September 2018, and 2017, respectively and $310,950 for the nine months ended September 30, 2018 and 2017, respectively. Such amounts were included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at September 30, 2018 and 2017, respectively, and in general and administrative expenses in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2018 and 2017, as appropriate. On December 9, 2017, Dr. Manuso forgave $878,360 of accrued compensation and related expenses which was the amount owed by the Company as of September 30, 2017, as described in more detail below. On the same date, Dr. Manuso received options to purchase 608,704 shares of common stock, as described in more detail below. Dr. Manuso did not receive any additional compensation for serving as Vice Chairman or a member of on the Board of Directors. Amounts accruing after September 30, 2017 have not been paid to Dr. Manuso. Effective on September 30, 2018, Dr. Manuso also resigned as Vice Chairman and as a member of the Board of Directors.

On August 18, 2015, concurrently with the hiring of Dr. James S. Manuso as the Company’s new President and Chief Executive Officer, Dr. Arnold S. Lippa resigned as the Company’s President and Chief Executive Officer. On October 12, 2018, Dr. Lippa was named Interim President and Interim Chief Executive Officer (see Note 9 to the Company’s condensed consolidated financial statements for the three months and nine months ended September 30, 2018 and 2017) to replace Dr. Manuso who resigned effective September 30, 2018. Dr. Lippa continues to serve as the Company’s Executive Chairman and as a member of the Board of Directors. Also on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which will be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Lippa received an annual base salary of $300,000. Dr. Lippa is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 30,769 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Dr. Lippa is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Lippa is provided at Note 6 to the Company’s condensed consolidated financial statements for the three months and nine months ended September 30, 2018 and 2017. Cash compensation accrued pursuant to this agreement totaled $84,900 for each of the three months ended September 30, 2018 and 2017, respectively, and $254,700 for the nine months ended September 30, 2018 and 2017 respectively which amounts are included in accrued compensation and related expenses in the Company’s consolidated balance sheet at September 30, 2018 and December 31, 2017, and in research and development expenses in the Company’s consolidated statement of operations. Cash compensation accrued to Dr. Lippa for bonuses and under a prior superseded arrangement, while still serving as the Company’s President and Chief Executive Officer, totaled $94,758 and was part of the amount forgiven on December 9, 2017 and therefore is no longer included in accrued compensation and related expenses as of September 30, 2018 and December 31, 2017. Dr. Lippa does not receive any additional compensation for serving as Executive Chairman and on the Board of Directors. On December 9, 2017, Dr. Lippa forgave $807,497 of accrued compensation and related expenses which was the amount owed by the Company as of September 30, 2017. On the same date, Dr. Lippa received options to purchase 559,595 shares of common stock, as described in more detail below.

On August 18, 2015, the Company also entered into an employment agreement with Jeff E. Margolis, in his continuing role as Vice President, Secretary and Treasurer. Pursuant to the agreement, which was for an initial term through September 30, 2016 (and which will be deemed to be automatically extended upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Mr. Margolis received an annual base salary of $195,000, and is also eligible to receive performance-based annual bonus awards ranging from $65,000 to $125,000, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Mr. Margolis was granted stock options to acquire 30,769 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Margolis is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Mr. Margolis is also each entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Mr. Margolis is provided at Note 6 to the Company’s condensed consolidated financial statements for the three months and nine months ended September 30, 2018 and 2017. Jeff E. Margolis’ employment agreement was amended effective July 1, 2017. The employment agreement amendment called for payment in three installments in cash of the $60,000 bonus granted on June 30, 2015. A minimum of $15,000 was to be payable in cash as follows: (a) $15,000 payable in cash upon the next closing (after July 1, 2017) of any financing in excess of $100,000 (b) $15,000 payable by the end of the following month assuming cumulative closings (beginning with the closing that triggered (a)) in excess of $200,000 and (c) $30,000 payable in cash upon the next closing of any financing in excess of an additional $250,000. The conditions of (a), (b) and (c) above were met as of December 31, 2017, however Mr. Margolis has waived the Company’s obligation to make any payments of the cash bonus until the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis. Recurring cash compensation accrued pursuant to this amended agreement totaled $80,400 and $54,150 for the three months ended September 30, 2018 and September 30, 2017, respectively, and $241,200 and $188,700 for the nine months ended September 30, 2018 and 2017, respectively, which amounts are included in accrued compensation and related expenses in the Company’s consolidated balance sheet at September 30, 2018, September 30, 2017 and December 31, 2017, and in general and administrative expenses in the Company’s consolidated statement of operations.

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

By letter dated May 18, 2018, the Company received notice from counsel claiming to represent TEC Edmonton and The Governors of the University of Alberta, which purports to terminate, effective December 12, 2017, the license agreement dated May 9, 2007 between the Company and The Governors of the University of Alberta. The Company, through its counsel, disputed any grounds for termination and notified the representative that it invoked Section 13 of that license agreement, which mandates a meeting to be attended by individuals with decision-making authority to attempt in good faith to negotiate a resolution to the dispute. There have been several communications between Company counsel, the Company and representatives of TEC Edmonton to determine whether and under what terms a resolution to the dispute can be reached, and the parties have extended the applicable deadlines under the license agreement to continue those discussions, but a resolution has not yet been reached. No assurance can be provided that the parties will reach an acceptable resolution and we cannot estimate the possible impact of this disagreement on the Company’s operations or business prospects.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The 2016 minimum annual royalty of $100,000 was paid as scheduled in December 2016. In the year after the first application for market approval is submitted to the FDA and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000. During the nine months ended September 30, 2018 and 2017, the Company recorded a charge to operations of $75,000 with respect to its minimum annual royalty obligation, which is included in research and development expenses in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2018 and 2017.

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

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2018, aggregating $1,086,200. Amounts included in the 2018 column represent amounts contractually due at from September 30, 2018 through the remainder of the 2018 fiscal year ending December 31, 2018.

		Payments Due By Year
	Total	2018	2019	2020	2021	2022
License agreements	$425,000	$25,000	$100,000	$100,000	$100,000	$100,000
Employment and consulting agreements (1)	661,200	165,300	495,900	-	-	-
Total	$1,086,200	$190,300	$595,900	$100,000	$100,000	$100,000

(1) The payment of such amounts has been deferred indefinitely, as described above at “Employment Agreements”. 2018 obligations include three months of employment agreement obligations for Dr. Lippa and Mr. Margolis as their employment contracts renewed on September 30, 2018 and 2019 obligations include nine months of obligations through September 30, 2019.

Off-Balance Sheet Arrangements

At September 30, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

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

By letter dated February 5, 2016, the Company received a demand from a law firm representing a professional services vendor of the Company alleging an amount due and owing for unpaid services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded the vendor the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted the vendor attorneys’ fees and costs of $47,937. All such amounts have been accrued at September 30, 2018 and December 31, 2017, including accrued interest at 4.5% annually from February 26, 2018, the date of the judgment, through September 30, 2018, totaling $5,239.

The Company is periodically subject to various pending and threatened legal actions and claims. See Note 8 to our condensed consolidated financial statements for the nine months ended September 30, 2018 and 2017—Commitments and Contingencies—Pending or Threatened Legal Actions and Claims for details regarding these matters.

In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements at September 30, 2018 and our consolidated financial statements at December 31, 2017 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 12, 2018, the Company consummated an initial closing on an offering (“2018 Unit Offering”) of Units comprised of one share of the Company’s common stock and one common stock purchase warrant. The 2018 Unit Offering may have been up to $1.5 million. The 2018 Unit Offering was terminated on October 15, 2018 with no additional closings. The initial closing was for $250,750 of which $200,750 was the gross cash proceeds. The additional $50,000 was represented by the conversion or exchange into the 2018 Unit Offering of the principal amount of the Arnold S. Lippa, Demand Promissory Note described below. Units were sold for $1.05 per unit and the warrants issued in connection with the units are exercisable through April 30, 2023 at a fixed price of 150% of the unit purchase price. The warrants contain a cashless exercise provision and certain blocker provisions preventing exercise if the investor would beneficially own more than 4.99% of the Company’s outstanding shares of common stock as a result of such exercise. The warrants are also subject to redemption by the Company at $0.001 per share upon ten (10) days written notice if the Company’s common stock closes at $3.00 or more for any five (5) consecutive trading days. In total, 238,814 shares of the Company’s common stock and 238,814 common stock purchase warrants were purchased. Other than Arnold S. Lippa, the investors in the offering were not affiliates of the Company. Investors also received an unlimited number of piggy-back registration rights in respect to the shares of common stock and the shares of common stock underlying the common stock purchase warrants, unless such common stock is eligible to be sold with volume limits under an exemption from registration under any rule or regulation of the SEC that permits the holder to sell securities of the Company to the public without registration and without volume limits (assuming the holder is not an affiliate).

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

Prior to the initial closing of the 2018 Unit Offering, the Company issued to Arnold S. Lippa, Ph.D, the Company’s Interim President, Interim Chief Executive Officer, Executive Chairman and Chief Scientific Officer and James S. Manuso, Ph.D., the Company’s then Vice Chairman and then Chief Executive Officer, $100,000 aggregate principal amount ($50,000 each) of demand promissory notes bearing interest at 10% (the “Demand Promissory Notes”). The Demand Promissory Note issued to Dr. Lippa, exclusive of any interest accrued, was exchanged into the 2018 Unit Offering simultaneously with its initial closing. The principal amount of, but not the interest on, the Demand Promissory Note was taken into consideration when determining if the Company had achieved the minimum amount necessary to effect the initial closing of the 2018 Unit Offering. The Demand Promissory Note issued to Dr. Manuso was not exchanged or converted in connection with the initial closing of the 2018 Unit Offering, but the Company currently anticipates that it will be exchanged or converted in connection with a subsequent offering.

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

Additional information with respect to the transactions described above is provided in the Notes to the Condensed Consolidated Financial Statements for the nine months ended September 30, 2018 and 2017.

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

Note payable to SY Corporation consists of the following at September 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	303,216	267,335
Foreign currency transaction adjustment	25,300	(83,282)
	$728,290	$583,827

Interest expense with respect to this promissory note was $12,092 and $12,092 for each of the three months ended September 30, 2018 and 2017, respectively. Interest expense with respect to this promissory note was $35,881 and $35,881 for nine months ended September 30, 2018 and 2017, respectively.

Default on Convertible Notes Payable

On September 15, 2016, the remaining outstanding Notes previously issued by the Company on November 5, 2014, December 9, 2014, December 31, 2014, and February 2, 2015, matured and the principal and accrued interest under those remaining Notes became due and payable upon demand. At the September 15, 2016 maturity date, Notes totaling $329,261, which included accrued interest of $53,261, became due and payable upon demand. During October 2016, holders of four Notes totaling $73,004, which included accrued interest of $12,004 at September 30, 2016, issued formal notices of default, and as a result, those four Notes were deemed to be in default under the terms of the Notes and began to accrue interest at the default rate of 12% per annum from the default date in accordance with the terms of the Notes. In February, 2018 and May, 2018, several note holders whose notes were in default exchanged, their notes, inclusive of accrued interest into equity. There was one remaining Note in default at September 30, 2018 and the amount owed on that note was $37,817, comprised of $25,000 of principal and $12,817 of accrued interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As previously disclosed on June 19, 2018, James S. Manuso, Ph.D., the Company’s former President and Chief Executive Officer, resigned as an officer and as Vice Chairman and a member of the Company’s Board of Directors, effective as of the end of the term of his employment agreement, September 30, 2018. As previously disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, on October 12, 2018, Arnold S. Lippa, Ph.D. was named Interim President and Interim Chief Executive Officer. Dr. Lippa continues to serve as the Company’s Chief Scientific Officer and Chairman of the Board of Directors. No changes were made to Dr. Lippa’s employment agreement or compensation with respect to such interim appointment.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

The following documents are filed or furnished as part of this report:

Exhibit Number	Description of Document

10.1#*	Development and Supply Agreement, dated September 4, 2018, between the Company and Noramco, Inc.

10.2	Form of Purchase Agreement, (including the form of warrant) (incorporated by reference to the Company’s current Report on Form 8-K (file no. 1-16467) dated and filed September 12, 2018).

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

# Confidential portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

* Filed herewith.

** Furnished herewith.

***In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith not “filed.”

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPIRERX PHARMACEUTICALS INC.
(Registrant)

Date: November 16, 2018	By:	/s/ ARNOLD S. LIPPA
Arnold S. Lippa
Interim President and Interim Chief Executive Officer

Date: November 16, 2018	By:	/s/ JEFF E. MARGOLIS
Jeff E. Margolis
Senior Vice President, Treasurer, Secretary and Chief Financial Officer

