Form 10-Q
period 2019-03-31
RespireRx Pharmaceuticals Inc.
filed 2019-05-20
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes [  ] No [X]

As of May 14, 2019, the Company had 3,872,076, shares of common stock, $0.001 par value, issued and outstanding.

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

This discussion should be read in conjunction with the condensed consolidated financial statements (unaudited) and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, including the section entitled “Item 1A. Risk Factors.” Forward-looking statements speak only as of the date they are made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,498	$33,284
Advance payment on research contract	48,912	48,912
Prepaid expenses, including current portion of long-term prepaid insurance of $14,322 at March 31, 2019 and 14,495 at December 31, 2018	90,364	38,880

Total current assets	144,774	121,076
Long-term prepaid insurance, net of current portion of $14,322 at March 31, 2019 and $14,945 at December 31, 2018	-	3,114

Total assets	$144,774	$124,190

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including $472,711 and $400,229 payable to related parties at March 31, 2019 and December 31, 2018, respectively	$3,441,681	$3,303,120
Accrued compensation and related expenses	1,499,734	1,304,434
Convertible notes payable, currently due and payable on demand, including accrued interest of $70,478 and $62,635 at March 31, 2019 and December 31, 2018, respectively ($40,518 and $38,292, including accrued interest of $16,143 and $13,292, was deemed to be in default at March 31, 2019 and December 31, 2018, respectively and $20,928 and $27,969 of original issue discount at March 31, 2019 (Note 4))	364,550	239,666
Note payable to SY Corporation, including accrued interest of $327,136 and $315,307 at March 31, 2019 and December 31, 2018, respectively (payment obligation currently in default – Note 4)	741,627	744,441
Notes payable to officer, including accrued interest of $27,649 and $25,116 as of March 31, 2019 and December 31, 2018, respectively (Note 4)	105,249	102,716
Notes payable to former officer, including accrued interest of $30,362 and $26,561 as of March 31, 2019 and December 31, 2018, respectively (Note 4)	157,962	154,161
Other short-term notes payable	61,746	8,907

Total current liabilities	6,372,549	5,857,445

Commitments and contingencies (Note 8)

Stockholders’ deficiency: (Note 6)
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 11; common shares issuable upon conversion at 0.00030 common shares per Series B share	21,703	21,703
Common stock, $0.001 par value; shares authorized: 65,000,000; shares issued and outstanding: 3,872,076 at March 31, 2019 and December 31, 2018, respectively (Note 2)	3,872	3,872
Additional paid-in capital	158,681,034	158,635,222
Accumulated deficit	(164,934,384)	(164,394,052)

Total stockholders’ deficiency	(6,227,775)	(5,733,255)

Total liabilities and stockholders’ deficiency	$144,774	$124,190

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-months Ended March 31,
	2019	2018

Operating expenses:
General and administrative, including $121,200 and $207,594 to related parties for the three-months ended March 31, 2019 and 2018, respectively	324,513	354,843
Research and development, including $122,400 and $122,509 to related parties for the three-months ended March 31, 2019 and 2018, respectively	149,350	151,334

Total operating costs and expenses	473,863	506,177

Loss from operations	(473,863)	(506,177)
Loss on extinguishment of debt in exchange for equity	-	(66,782)
Interest expense, including $2,533 and $2,808 to related parties for the three-months ended March 31, 2019 and 2018, respectively	(81,112)	(27,273)
Foreign currency transaction gain (loss)	14,643	(146,446)

Net loss attributable to common stockholders	$(540,332)	$(746,678)

Net loss per common share - basic and diluted	$(0.14)	$(0.24)

Weighted average common shares outstanding - basic and diluted	3,872,076	3,085,263

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three-months Ended March 31, 2019

	Series B
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency

Balance, December 31, 2018	37,500	$21,703	3,872,076	$3,872	$158,635,222	$(164,394,052)	$(5,733,255)
Fair value of common stock warrants issued in connection with convertible notes	-	-	-	-	45,812	-	45,812
Net loss						(540,332)	(540,332)
Balance, March 31, 2019	37,500	$21,703	3,872,076	$3,872	$158,681,034	$(164,934,384)	$(6,227,775)

Three-months Ended March 31, 2018

	Series B
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency

Balance, December 31, 2017	37,500	$21,703	3,065,261	$3,065	$157,422,110	$(161,802,262)	$(4,355,384)
Fair value of common stock options issued to consultants					14,474		14,474
Common stock issued related to extinguishment of convertible notes			58,071	58	110,277		110,335
Net loss						(746,678)	(746,678)
Balance, March 31, 2018	37,500	$21,703	3,123,332	$3,123	$157,546,861	$(162,548,940)	$(4,977,253)

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(540,332)	$(746,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount to interest expense	52,851	-
Loss on extinguishment of convertible debt	-	66,782
Stock-based compensation and fees included in -
General and administrative expenses	-	14,474
Foreign currency transaction (gain) loss	(14,643)	146,446
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	(48,370)	(54,021)
Increase (decrease) in -
Accounts payable and accrued expenses	138,561	126,942
Accrued compensation and related expenses	195,300	278,950
Accrued interest payable	78,847	27,083
Net cash used in operating activities	(137,786)	(140,022)

Cash flows from financing activities:
Borrowings on short-term notes payable	110,000	55,386

Net cash provided by financing activities	110,000	55,386

Cash and cash equivalents:
Net decrease	(27,786)	(84,636)
Balance at beginning of period	33,284	84,902
Balance at end of period	$5,498	$266

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Three-months Ended March 31,
	2019	2018

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$71	$190
Income taxes	$-	$-

Non-cash operating activity:
Settlement of accounts payable with common stock options	$-	$14,474

Non-cash financing activities:
Short-term note payable issued in connection with financing of directors and officers insurance policy	$61,746	$-
Extinguishment of Convertible Notes Payable	$-	$(43,522)
Issuance of common stock in exchange for extinguishment of Convertible Notes Payable	$-	$110,334

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three-months Ended March 31, 2019 and 2018

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

In August 2012, RespireRx acquired Pier Pharmaceuticals, Inc. (“Pier”), which is now its wholly-owned subsidiary.

Basis of Presentation

The condensed consolidated financial statements are of RespireRx and its wholly-owned subsidiary, Pier (collectively referred to herein as the “Company,” “we” or “our,” unless the context indicates otherwise). The condensed consolidated financial statements of the Company at March 31, 2019 and for the three-months ended March 31, 2019 and 2018, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2019, the results of its condensed consolidated operations for the three-months ended March 31, 2019 and 2018, changes in its condensed consolidated statements of stockholders’ deficiency for the three-months ended March 31, 2019 and 2018 and its condensed consolidated cash flows for the three-months ended March 31, 2019 and 2018. Condensed consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2018 has been derived from the Company’s audited consolidated financial statements at such date.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC.

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $540,332 for the three-months ended March 31, 2019 and $2,591,790 for the fiscal year ended December 31, 2018, and negative operating cash flows of $137,786 for the three-months ended March 31, 2019 and $427,368 for the fiscal year ended December 31, 2018. The Company also had a stockholders’ deficiency of $6,227,775 at March 31, 2019 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Equivalents

The Company considers all highly liquid short-term investments with maturities of less than three-months when acquired to be cash equivalents.

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

Notes Exchanges

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

Equipment

Equipment is recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from three to five years. All equipment was fully depreciated as of March 31, 2019.

Prepaid Insurance

Long-term prepaid insurance represents the premium paid in March 2014 for directors’ and officers’ insurance tail coverage, which is being amortized on a straight-line basis over the policy period of six years. The amount amortizable in the ensuing twelve-month period is recorded as a current asset in the Company’s condensed consolidated balance sheet at each reporting date. As of March 31, 2019, all such prepaid amounts have been reclassified as current since the policy will expire within one year.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including long-term prepaid insurance, for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable, but at least annually. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. The Company has not deemed any long-lived assets as impaired at March 31, 2019.

Stock-Based Awards

The Company periodically issues common stock and stock options to officers, directors, outside consultants and vendors for services rendered. Such issuances vest and expire according to terms established at the issuance date of each grant.

The Company accounts for stock-based payments to officers, directors, outside consultants and vendors by measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s consolidated financial statements over the vesting period of the awards.

The fair value of stock options granted as stock-based payments is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award. Estimated volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of the Company’s common stock.

There were no stock or stock option grants during the three-months ended March 31, 2019.

For stock options requiring an assessment of value during the three-months ended March 31, 2018, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	2.56%
Expected dividend yield	0%
Expected volatility	185.41%
Expected life	4.7

The Company recognizes the fair value of stock-based payments in general and administrative costs and in research and development costs, as appropriate, in the Company’s condensed consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option and warrant exercises. There were no stock options exercised during the three-months ended March 31, 2019 and 2018.

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

As of March 31, 2019, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of March 31, 2019, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

On May 6, 2016, the Company made an advance payment to Duke University with respect to the Phase 2A clinical trial of CX1739. At March 31, 2019, an asset balance of $48,912 remained from the advance payment.

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

Patent Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and any related patent applications, all patent costs, including patent-related legal and filing fees, are expensed as incurred and recorded as general and administrative expenses.

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

Net loss attributable to common stockholders consists of net loss, as adjusted for actual and deemed preferred stock dividends declared, amortized or accumulated.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all warrants and stock options outstanding are anti-dilutive.

At March 31, 2019 and 2018, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2019	2018
Series B convertible preferred stock	11	11
Convertible notes payable	16,893	29,957
Common stock warrants	1,874,828	1,464,415
Common stock options	4,337,609	4,012,929
Total	6,229,341	5,507,312

Reclassifications

Certain comparative figures in 2018 have been reclassified to conform to the current quarter’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update No. 2018-07 (“ASU 2018-07”), Compensation-Stock Compensation (Topic 718)—Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 are amendments to Topic 718 that become effective for public entities like the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. This update applies to nonemployee share-based awards within the scope of Topic 718. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified nonemployee share- based payment awards are measured at the grant date. The definition of the term grant date has been amended to generally state the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share- based payment award. An entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. This is consistent with the treatment for employee-based awards. Generally, the classification of equity- classified nonemployee share-based payment awards will continue to be subject to the requirements of Topic 718 unless modified after the good has been delivered, the service has been rendered, any other conditions necessary to earn the right to benefit from the instruments have been satisfied, and the nonemployee is no longer providing goods or services. This eliminates the requirement to reassess classification of such awards upon vesting. This standard will change the valuation of applicable awards granted in subsequent periods.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 (“ASU 2017-11”), Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815). The relevant section for the Company is Topic 815 where it pertains to accounting for certain financial instruments with down round features. Until the issuance of this ASU, financial instruments with down round features required fair value measurement and subsequent changes in fair value were recognized in earnings. As a result of the ASU, financial instruments with down round features are no longer treated as a derivative liability measured at fair value. Instead, when the down round feature is triggered, the effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. For public entities, the ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period. The adoption of ASU 2017-11 is not expected to have any impact on the Company’s financial statement presentation or disclosures.

4. Notes Payable

Convertible Notes Payable

On January 2, 2019, February 27, 2019, March 6, 2019 and March 14, 2019, the Company issued convertible notes (“2019 Convertible Notes”) bearing interest at 10% per year. The January 2, 2019 Convertible Note matured on February 28, 2019 with a face amount of $10,000. The February 27, 2019, March 6, 2019 and March 14, 2019, 2019 Convertible Notes matured on April 30, 2019 with an aggregate face amount of $100,000. Investors also received an aggregate of 110,000 common stock purchase warrants. The warrants were valued using the Black Scholes option pricing model calculated on the date of each grant and had an aggregate value of $78,780. Total value received by the investors was $188,780, the sum of the face value of the convertible note and the value of the warrant. Therefore, the Company recorded an initial original issue discount of $45,812 and an initial value of the convertible notes of $64,188 using the relative fair value method. $24,883 of the original issue discount was amortized to interest expense through March 31, 2019. An additional $1,061 of interest expense was recorded based upon the 10% annual rate. The 2019 Convertible Note that matured on February 28, 2019 was not paid and remain outstanding and continue to accrue interest. The 2019 Convertible Notes that matured on April 30, 2019 were not paid and remain outstanding and continue to accrue interest. Although the 2019 Convertible Notes are in default, the Company has not received any notices of default from any of the note holders. The 2019 Convertible Notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events other than the right, but not the obligation, for each investor to convert or exchange his or her 2019 Convertible Note, but not the warrant, into the next exempt private securities offering, which offering has not occurred as of March 31, 2019 or as of the date of the issuance of these financial statements. Therefore, the number of shares of common stock (or preferred stock) into which the 2019 Convertible Notes may convert is not determinable and the Company has not accounted for any beneficial conversion feature. The warrants to purchase 110,000 shares of common stock issued in connection with the sale of the 2019 Convertible Notes are exercisable at a fixed price of $1.50 per share of common stock, provide no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The Company determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

During December 2018, convertible notes (“2018 Convertible Notes”) bearing interest at 10% per year and maturing on February 28, 2019 and warrants were sold to investors with an aggregate face amount of $80,000. Investors also received 80,000 common stock purchase warrants. The warrants were valued using the Black Scholes option pricing model calculated on the date of each grant and had an aggregate value of $68,025. Total value received by the investors was $148,025, the sum of the face value of the convertible note and the value of the warrant. Therefore, the Company recorded an initial original issue discount of $36,347 and an initial value of the convertible notes of $43,653 using the relative fair value method. $27,969 of the original issue discount was amortized to interest expense for the three-months ended March 31, 2019 and $8,379 was amortized from inception through December 31, 2018. An additional $2,000 of interest expense was recorded based upon the 10% annual rate for the three-months ended March 31, 2019 and $401 of interest expense was recorded from inception through December 31, 2018. The 2018 Convertible Notes matured on February 28, 2019, were not paid, remain outstanding and continue to accrue interest. Although the 2018 Convertible Notes are in default, the Company has not received any notices of default from any of the note holders. The 2018 Convertible Notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events other than the right, but not the obligation for each investor to convert or exchange his or her 2018 Convertible Note, but not the warrant, into the next exempt private securities offering, which offering has not occurred as of March 31, 2019 or as of the date of the issuance of these financial statements. Therefore, the number of shares of common stock (or preferred stock) into which the 2018 Convertible Notes may convert is not determinable and the Company has not accounted for any beneficial conversion feature. The warrants to purchase 80,000 shares of common stock issued in connection with the sale of the 2018 Convertible Notes are exercisable at a fixed price of $1.50 per share of common stock, provide no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The Company determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

The 2018 and 2019 Convertible Notes consist of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Principal amount of notes payable	$190,000	$80,000
Original issue discount net of amortization of $8,379	(20,928)	(27,968)
Accrued interest payable	3,462	401
	$172,534	$52,433

Convertible notes were also sold to investors in 2014 and 2015 (“Original Convertible Notes), which aggregated a total of $579,500, had a fixed interest rate of 10% per annum and those that remain outstanding are convertible into common stock at a fixed price of $11.3750 per share. The Original Convertible Notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The warrants to purchase 50,945 shares of common stock issued in connection with the sale of the convertible notes were exercisable at a fixed price of $11.3750 per share. All such warrants have either been exchanged as part of April and May 2016 note and warrant exchange agreements or expired on September 15, 2016.

The maturity date of the Original Convertible Notes was extended to September 15, 2016 and included the issuance of 27,936 additional warrants to purchase common stock, exercisable at $11.375 per share of common stock, which expired on September 15, 2016.

The remaining outstanding Original Convertible Notes (including those for which default notices have been received) consist of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Principal amount of notes payable	$125,000	$125,000
Accrued interest payable	67,016	62,233
	$192,016	$187,233

As of March 31, 2019, principal and accrued interest on the one remaining outstanding Original Convertible Note subject to a default notice, which therefore accrues annual interest at 12% instead of 10%, totaled $40,518, of which $16,143 was accrued interest. As of December 31, 2018, principal and accrued interest on convertible notes subject to default notices totaled $38,292 of which $13,292 was accrued interest.

As of March 31, 2019, the remaining total outstanding Original Convertible Notes, inclusive of accrued interest, were convertible into 16,881 shares of the Company’s common stock, including 5,892 shares attributable to accrued interest of $67,016 payable as of such date. As of December 31, 2018, the outstanding Original Convertible Notes were convertible into 16,460 shares of the Company’s common stock, including 5,471 shares attributable to accrued interest of $62,233 payable as of such date. Such Original Convertible Notes will continue to accrue interest until exchanged, paid or otherwise discharged. There can be no assurance that any of the additional holders of the remaining Original Convertible Notes will exchange their notes.

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“SY Corporation”), an approximately 20% common stockholder of the Company at that time. SY Corporation was a significant stockholder and a related party at the time of the transaction but has not been a significant stockholder or related party of the Company subsequent to December 31, 2014. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in default, although SY Corporation has not issued a notice of default or a demand for repayment. Management believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the three-months ended March 31, 2019, there were no further communications between the Company and SY Corporation.

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

Note payable to SY Corporation consists of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	327,136	315,307
Foreign currency transaction adjustment	14,717	29,360
	$741,627	$744,441

Interest expense with respect to this promissory note was $11,829 and $11,829 for the three-months ended March 31, 2019 and 2018, respectively.

Notes Payable to Officers and Former Officers

For the three-months ended March 31, 2019 and 2018, $2,533 and $2,255 was charged to interest expense with respect to Dr. Arnold S. Lippa’s notes, respectively.

For the three-months ended March 31, 2019 and 2018, $3,801 and $2,254 was charged to interest expense with respect to Dr. James S. Manuso’s notes, respectively.

As of September 30, 2018, Dr. James S. Manuso resigned as executive officer in all capacities and as a member of the Board of Directors of the Company. All of the $3,801 of interest expense noted above for the three-months ended March 31, 2019, was incurred while Dr. Manuso was no longer an officer.

Other Short-Term Notes Payable

Other short-term notes payable at March 31, 2019 and December 31, 2018 consisted of premium financing agreements with respect to various insurance policies. At March 31, 2019, a premium financing agreement was payable in the initial amount of $61,746, with interest at 9% per annum, in nine monthly installments of $7,120. At March 31, 2019 and December 31, 2018, the aggregate amount of the short-term notes payable was $61,746 and $8,907 respectively.

5. Settlement and Payment Agreements

There were no settlement or payment agreements during the three-month periods ended March 31, 2019 or 2018.

6. Stockholders’ Deficiency

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2019 and December 31, 2018, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred Stock”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”); 205,000 shares were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating Preferred Stock”); and 1,700 shares were designated as Series G 1.5% Convertible Preferred Stock. Accordingly, as of March 31, 2019 and December 31, 2018, 3,505,800 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

Series B Preferred Stock outstanding as of March 31, 2019 and 2018 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred Stock is convertible into approximately 0.00030 shares of common stock at an effective conversion price of $2,208.375 per share of common stock, which is subject to adjustment under certain circumstances. As of March 31, 2019 and December 31, 2018, the shares of Series B Preferred Stock outstanding are convertible into 11 shares of common stock. The Company may redeem the Series B Preferred Stock for $25,001, equivalent to $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

Common Stock

There are 3,872,076 shares of the Company’s Common Stock outstanding as of March 31, 2019. After reserving an aggregate of 10,726,417 for conversions of convertible debt as well as common stock purchase options and warrants exercises, there are 50,401,507 shares of the Company’s Common Stock available for future issuances.

Common Stock Warrants

Information with respect to the issuance and exercise of common stock purchase warrants in connection with the Convertible Note Payable and Warrant Purchase Agreement, and Notes Payable to Officers, is provided at Note 4.

A summary of warrant activity for the three-months ended March 31, 2019 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2018	1,783,229	$2.20393
Issued	110,000	1.50000
Expired	(18,401)	5.71706
Warrants outstanding at March 31, 2019	1,874,828	$2.12815	2.96

Warrants exercisable at March 31, 2019	1,874,828	$2.12815	2.96

The exercise prices of common stock warrants outstanding and exercisable are as follows at March 31, 2019:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$1.0000	916,217	916,217	September 20, 2022
$1.2870	41,002	41,002	April 17, 2019
$1.5000	190,000	190,000	December 30, 2023
$1.5620	130,284	130,284	December 31, 2021
$1.5750	238,814	238,814	April 30, 2023
$2.7500	8,000	8000	September 20, 2022
$4.8500	5,155	5,155	September 23, 2019
$4.8750	108,594	108,594	September 30, 2020
$5.0000	5,000	5,000	September 22, 2019
$6.8348	145,758	145,758	September 30, 2020
$7.9300	86,004	86,004	February 28, 2021
	1,874, 828	1,874,828

Based on a fair market value of $0.85000 per share on March 31, 2019, there was no intrinsic value of exercisable in-the-money common stock warrants as of March 31, 2019.

A summary of warrant activity for the three-months ended March 31, 2018 is presented below.

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

There were no grants of common stock options or of stock for the three-month period ended March 31, 2019.

The exercise prices of common stock options outstanding and exercisable were as follows at March 31, 2019:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.7000	21,677	21,677	November 21, 2023
$1.1200	310,388	310,388	April 5, 2023
$1.2500	16,762	16,762	December 7, 2022
$1.3500	34,000	34,000	July 28, 2022
$1.4500	1,849,418	1,849,418	December 9, 2027
$1.4500	100,000	100,000	December 9, 2027
$2.0000	285,000	285,000	June 30, 2022
$2.0000	25,000	25,000	July 26, 2022
$3.9000	395,000	395,000	January 17, 2022
$4.5000	7,222	7,222	September 2, 2021
$5.6875	89,686	89,686	June 30, 2020
$5.7500	2,608	2,608	September 12, 2021
$6.4025	27,692	27,692	August 18, 2020
$6.4025	129,231	129,231	August 18, 2022
$6.4025	261,789	261,789	August 18, 2025
$6.8250	8,791	8,791	December 11, 2020
$7.3775	523,077	523,077	March 31, 2021
$8.1250	169,231	169,231	June 30, 2022
$13.0000	3,846	3,846	April 14, 2019
$13.9750	3,385	3,385	March 14, 2024
$15.4700	7,755	7,755	April 8, 2020
$15.9250	2,462	2,462	February 28, 2024
$16.0500	46,154	46,154	July 17, 2019
$16.6400	1,538	1,538	January 29, 2020
$19.5000	9,487	9,487	July 17, 2022
$19.5000	6,410	6,410	August 10, 2022
	4,337,609	4,337,609

There was no deferred compensation expense for the outstanding stock options at March 31, 2019.

Based on a fair market value of $0.8500 per share on March 31, 2019, the intrinsic value of exercisable in-the-money options was $3,252 as of March 31, 2019.

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

The stock options and warrants outstanding at June 30, 2012 were all out-of-the-money on August 10, 2012. During late July and early August 2012, shortly before completion of the merger, the Company issued options to officers and directors at that time to purchase a total of 22,651 shares of common stock exercisable for ten years at $19.5000 per share. By October 1, 2012, these options, as well as the options and warrants outstanding at June 30, 2012, were also out-of-the-money and continued to be out-of-the-money through March 31, 2019.

There were no stock options or warrants exercised subsequent to August 10, 2012 that triggered additional contingent consideration, and the only remaining stock options outstanding that could still trigger the additional contingent consideration remained out-of-the-money through March 31, 2019. As of March 31, 2019, due to the expirations and forfeitures of RespireRx stock options and warrants occurring since August 10, 2012, 6,497 contingent shares of common stock remained potentially issuable under the Pier merger agreement.

The Company concluded that the issuance of any of the contingent shares to the Pier Stock Recipients was remote, as a result of the large spread between the exercise prices of these stock options and warrants as compared to the common stock trading range, the subsequent expiration or forfeiture of most of the options and warrants, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants have remained significantly out-of-the-money through March 31, 2019. Accordingly, the Company considered the fair value of the contingent consideration to be immaterial and therefore did not ascribe any value to such contingent consideration. If any such shares are ultimately issued to the former Pier stockholders, the Company will recognize the fair value of such shares as a charge to operations at that time.

Reserved and Unreserved Shares of Common Stock

On January 17, 2017, the Board of Directors of the Company approved the adoption of an amendment of the Amended and Restated RespireRx Pharmaceuticals, Inc. 2015 Stock and Stock Option Plan (as amended, the “2015 Plan”). That amendment increases the shares issuable under the plan by 1,500,000, from 1,538,461 to 3,038,461. On December 9, 2017, the Board of Directors further amended the 2015 Plan to increase the number of shares that may be issued under the 2015 Plan to 6,985,260 shares of the Company’s common stock. On December 28, 2018, the Board of Directors further amended the 2015 Plan to increase the number of shares that may be issued under the 2015 Plan to 8,985,260 shares of the Company’s common stock.

Other than the change in the number of shares available under the 2015 Plan, no other changes were made to the 2015 Plan by these amendments noted above.

At March 31, 2019, the Company had 65,000,000 shares of common stock authorized and 3,872,076 shares of common stock issued and outstanding. Furthermore, as of March 31, 2019, the Company had reserved an aggregate of 11 shares for issuance upon conversion of the Series B Preferred Stock; 1,874,828 shares for issuance upon exercise of warrants; 4,337,609 shares for issuance upon exercise of outstanding stock options; 63,236 shares to cover equity grants available for future issuance pursuant to the Company’s 2014 Equity, Equity-linked and Equity Derivative Incentive Plan; 4,427,343 shares to cover equity grants available for future issuance pursuant to the 2015 Plan; 16,893 shares for issuance upon conversion of the Convertible Notes; and 6,497 shares issuable as contingent shares pursuant to the Pier merger. Accordingly, as of March 31, 2019, the Company had an aggregate of 10,726,417 shares of common stock reserved for issuance and 50,401,507 shares of common stock unreserved and available for future issuance. The Company expects to satisfy its future common stock commitments through the issuance of authorized but unissued shares of common stock.

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

8. Commitments and Contingencies

Pending or Threatened Legal Action and Claims

By letter dated May 18, 2018, the Company received notice from counsel claiming to represent TEC Edmonton and The Governors of the University of Alberta, which purported to terminate, effective December 12, 2017, the license agreement dated May 9, 2007 between the Company and The Governors of the University of Alberta. The Company, through its counsel, disputed any grounds for termination and notified the representative that it invoked Section 13 of that license agreement, which mandates a meeting to be attended by individuals with decision-making authority to attempt in good faith to negotiate a resolution to the dispute. In February 2019, the Company and TEC Edmonton tentatively agreed to terms acceptable to all parties to establish a new license agreement and the form of a new license agreement. However, the parties have not signed the draft new license agreement pending the Company’s payment of the agreed amount of historical unreimbursed patent fees of approximately CAD$23,000 (approximately US$17,000 as of March 31, 2019). No assurance can be provided that the Company will or will not be able to remit the historical license fees or that the draft new license agreement will be executed and become effective. If we do not remit the historical fees and the new license agreement does not become effective, we cannot estimate the possible adverse impact on the Company’s operations or business prospects.

By e-mail dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and payable for investment banking services rendered. Such amount has been included in accrued expenses at March 31, 2019 and December 31, 2018.

By letter dated February 5, 2016, the Company received a demand from a law firm representing a professional services vendor of the Company alleging an amount due and payable for services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded the vendor the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted the vendor attorneys’ fees and costs of $47,937. All such amounts have been included in accrued expenses at March 31, 2019 and December 31, 2018, including accrued interest at 4.5% annually from February 26, 2018, the date of the judgment, through March 31, 2019, totaling $9,652 and which amounts at December 31, 2018 totaled $7,470.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s consolidated financial statements as of March 31, 2019 and December 31, 2018 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

Significant Agreements and Contracts

Consulting Agreement

Richard Purcell, the Company’s Senior Vice President of Research and Development since October 15, 2014, provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc., through which the Company has contracted for his services, for a monthly cash fee of $12,500. Additional information with respect to shares of common stock that have been issued to Mr. Purcell is provided at Note 6. Cash compensation expense pursuant to this agreement totaled $37,500 for the three-months ended March 31, 2019 and 2018, which is included in research and development expenses in the Company’s consolidated statements of operations for such periods.

Employment Agreements

On October 12, 2018, Dr. Lippa was named Interim President and Interim Chief Executive Officer to replace Dr. Manuso who resigned effective September 30, 2018. Dr. Lippa continues to serve as the Company’s Executive Chairman and as a member of the Board of Directors. Also, on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which automatically extended on September 30, 2018 and will automatically extend annually, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Lippa received an annual base salary of $300,000. Dr. Lippa is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 30,769 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Dr. Lippa is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Lippa is provided at Note 6. Cash compensation accrued pursuant to this agreement totaled $84,900 for the three-months ended March 31, 2019 and 2018, respectively, which amounts are included in accrued compensation and related expenses in the Company’s consolidated balance sheet at March 31, 2019 and December 31, 2018, and in research and development expenses in the Company’s consolidated statement of operations. Dr. Lippa does not receive any additional compensation for serving as Executive Chairman and on the Board of Directors.

On August 18, 2015, the Company also entered into an employment agreement with Jeff E. Margolis, in his continuing role as Vice President, Secretary and Treasurer. Pursuant to the agreement, which was for an initial term through September 30, 2016 (and which automatically extended on September 30, 2016 and will automatically extend annually upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Mr. Margolis received an annual base salary of $195,000, and is also eligible to receive performance-based annual bonus awards ranging from $65,000 to $125,000, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Mr. Margolis was granted stock options to acquire 30,769 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Margolis is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Mr. Margolis is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Mr. Margolis is provided at Note 6. Mr. Margolis’ employment agreement was amended effective July 1, 2017. The employment agreement amendment called for payment in three installments in cash of the $60,000 bonus granted on June 30, 2015. A minimum of $15,000 was to be payable in cash as follows: (a) $15,000 payable in cash upon the next closing (after July 1, 2017) of any financing in excess of $100,000 (b) $15,000 payable by the end of the following month assuming cumulative closings (beginning with the closing that triggered (a)) in excess of $200,000 and (c) $30,000 payable in cash upon the next closing of any financing in excess of an additional $250,000. The conditions of (a), (b) and (c) above were met as of December 31, 2017, however Mr. Margolis has waived the Company’s obligation to make any payments of the cash bonus until the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis. Recurring cash compensation accrued pursuant to this amended agreement totaled $80,400 for the three-months ended March 31, 2019 and 2018 and were $321,600 for the fiscal year ended December 31, 2018. Such amounts are included in accrued compensation and related expenses in the Company’s consolidated balance sheet at March 31, 2019 and December 31, 2018 respectively, and in general and administrative expenses in the Company’s consolidated statement of operations.

The employment agreements between the Company and each of Dr. Lippa and Mr. Margolis (prior to the 2017 amendment), respectively, provided that the payment obligations associated with the first year base salary were to accrue, but no payments were to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, was received by the Company, at which time scheduled payments were to commence. Dr. Lippa and Mr. Margolis (who are each also directors of the Company), and prior to his resignation, Dr. James S. Manuso, have each agreed, effective as of August 11, 2016, to continue to defer the payment of such amounts indefinitely, until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis.

University of Alberta License Agreement

On May 9, 2007, the Company entered into a license agreement, as amended, with the University of Alberta granting the Company exclusive rights to practice patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. The Company agreed to pay the University of Alberta a licensing fee and a patent issuance fee, which were paid, and prospective payments consisting of a royalty on net sales, sublicense fee payments, maintenance payments and milestone payments. The prospective maintenance payments commence on the enrollment of the first patient into the first Phase 2B clinical trial and increase upon the successful completion of the Phase 2B clinical trial. As the Company does not at this time anticipate scheduling a Phase 2B clinical trial in the near term, no maintenance payments to the University of Alberta are currently due and payable, nor are any maintenance payments expected to be due in the near future in connection with the license agreement. On May 18, 2018, the Company received a letter from counsel claiming to represent TEC Edmonton and The Governors of the University of Alberta, which purported to terminate, effective December 12, 2017, the license agreement dated May 9, 2007 (as subsequently amended) between the Company and The Governors of the University of Alberta. The Company, through its counsel, disputed any grounds for termination and notified the representative that it invoked Section 13 of that license agreement, which mandates a meeting to be attended by individuals with decision-making authority to attempt in good faith to negotiate a resolution to the dispute. In February 2019, the Company and TEC Edmonton tentatively agreed to terms acceptable to all parties to establish a new license agreement and the form of a new license agreement. However, the parties have not signed the draft new license agreement pending the Company’s payment of the agreed amount of historical unreimbursed patent fees, of approximately CAD$23,000 (approximately US$17,000 as of March 31, 2019). No assurance can be provided that the Company will or will not be able to remit the historical license fees or that the draft new license agreement will be executed and become effective. If we do not remit the historical fees and the new license agreement does not become effective, we cannot estimate the possible adverse impact on the Company’s operations or business prospects.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The minimum annual royalty obligation of $100,000 due on December 31, 2018, was extended to February 28, 2019, when such payment obligation was paid by the Company. The minimum annual royalty obligation was paid as scheduled in December 2017. One-time milestone payments may become due based upon the achievement of certain development milestones. $350,000 will be due within five days after the dosing of the first patient is a Phase III human clinical trial anywhere in the world. $500,000 will be due within five days after the first NDA filing with FDA or a foreign equivalent. $1,000,000 will be due within twelve months of the first commercial sale. One-time royalty payments may also become due and payable. Annual royalty payments may also become due. In the year after the first application for market approval is submitted to the FDA or a foreign equivalent and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA or a foreign equivalent and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000. For each of the three-month periods ending March 31, 2019 and 2018, the Company recorded a charge to operations of $25,000 with respect to its minimum annual royalty obligation, which is included in research and development expenses in the Company’s consolidated statements of operations for the three-months ended March 31, 2019 and 2018.

As of December 31, 2018, the Company received an extension of time to make a $100,000 payment that would have due on such date. An additional extension was granted until February 28, 2019, on which date the Company made the required payment.

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

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2019, aggregating $805,600. License agreement amounts included in the 2019 column represents amounts contractually due from April 1, 2019 through December 31, 2019 (nine months) and in each of the subsequent years, represents the full year. Employment agreement amounts included in the 2019 column represent amounts contractually due at from April 1, 2019 through September 30, 2019 (six months) when such contracts expire unless extended pursuant to the terms of the contracts.

		Payments Due By Year
	Total	2019	2020	2021	2022	2023
License agreements	$475,000	$75,000	$100,000	$100,000	$100,000	$100,000
Employment agreements (1)	330,600	330,600	-	-	-	-
Total	$805,600	$405,600	$100,000	$100,000	$100,000	$100,000

(1) The payment of such amounts has been deferred indefinitely, as described above at “Employment Agreements.” The 2019 amounts include six-months of employment agreement obligations for Dr. Lippa and Mr. Margolis as their employment contracts renewed on September 30, 2018 and the 2019 obligations include the six months of obligations through September 30, 2019.

9. Subsequent Events

Arnold S. Lippa, the Company’s Interim Chief Executive Officer, Interim President and Chief Scientific Officer extended credit to the Company on April 15, 2019 for operating expenses by making a payment of $25,000 to the Company’s auditors which amount has been accounted for by the Company as an advance by Dr. Lippa payable on demand. The balance of the amount payable to the auditors has been paid directly by the Company.

On April 24, 2019, the Company issued a new convertible note for $58,500 in face amount, payable on April 24, 2020 and bearing interest at a rate equal to 12% per annum, with any amount of principal or interest which is not paid when due bearing interest at the rate of 22% per annum. At any time during the period beginning on the date that is 180 days following the date of the note and ending on the later of (i) April 24, 2020 and (ii) the date of payment of the Default Amount (as defined in the note), any outstanding and unpaid amount of the note may be converted into shares of the Company’s common stock or securities convertible into the Company’s common stock, provided that such conversion would not result in the lender beneficially owning more than 4.99% of the Company’s common stock. The note also contains provisions that permit the Company to prepay the note inclusive of accrued interest. Upon such conversion, the note would be deemed repaid and terminated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements (unaudited) and notes related thereto appearing elsewhere in this document.

Overview

The mission of RespireRx Pharmaceuticals Inc. (“RespireRx,” the “Company,” “we” or “our”) is to develop innovative and revolutionary treatments to combat diseases caused by disruption of neuronal signaling. We are developing treatment options that address conditions that affect millions of people, but for which there are few or poor treatment options, including obstructive sleep apnea (“OSA”), attention deficit hyperactivity disorder (“ADHD”) and recovery from spinal cord injury (“SCI”), as well as certain neurological orphan diseases such as Fragile X Syndrome. RespireRx is developing a pipeline of new drug products based on our broad patent portfolios for two drug platforms: ampakines, proprietary compounds that positively modulate AMPA-type glutamate receptors to promote neuronal function and cannabinoids, including dronabinol (“∆9-THC”).

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

Because there are neither drugs nor devices approved to treat CSA, Company management believes there is the potential for a rapid path to commercialization. Unfortunately, rather than support novel approaches for opioid treatment, the recent public and governmental discourses regarding the “opioid epidemic” has focused almost entirely on the distribution of naloxone, an opioid antagonist used for acute emergency situations, so-called “non-abuseable” opioid formulations, as well as on means of reducing opioid consumption by limiting production of opioids and access to legal opioid prescriptions. It remains to be seen whether these approaches will have an impact on the situation. Nevertheless, as a result, we believe that there is an ongoing industry-wide pullback from opioids, as evidenced by a reduction in opioid prescriptions and a major reduction in manufacturing by two of the largest opioid manufactures in the United States.

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

ADHD is one of the most common neurobehavioral disorders, with 6.1% of American children taking medication for treatment, and ADHD is estimated to affect 7.8% of U.S. children aged 4 to 17 according to the U.S. Centers for Disease Control and Prevention (“CDC”), or approximately 4.5 million children. The principal characteristics of ADHD are inattention, hyperactivity and impulsivity. ADHD symptoms are known to persist into adulthood. In a study published in Psychiatry Res in May 2010, up to 78% of children affected by this disorder showed at least one of the major symptoms of ADHD when followed up 10 years later. According to the CDC, approximately 4% of the US adult population has ADHD, which can negatively impair many aspects of daily life, including home, school, work and interpersonal relationships.

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

In order to expand RespireRx’s respiratory disorders program and develop certain compounds referred to as cannabinoids for the treatment of OSA, RespireRx acquired 100% of the issued and outstanding equity securities of Pier Pharmaceuticals, Inc. (“Pier”) effective August 10, 2012 pursuant to an Agreement and Plan of Merger. Pier had been formed in June 2007 (under the name SteadySleep Rx Co.) as a clinical stage pharmaceutical company to develop a pharmacologic treatment for OSA and had been engaged in research and clinical development activities.

Through the merger, RespireRx gained access to an Exclusive License Agreement (as amended, the “Old License Agreement”) that Pier had entered into with the University of Illinois Chicago (the “UIC”) on October 10, 2007. The Old License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of cannabinoids, of which dronabinol is a specific example, for the treatment of sleep-related breathing disorders (including sleep apnea). Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with OSA.

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

The Company conducted a 21-day, randomized, double-blind, placebo-controlled, dose escalation Phase 2A clinical study in 22 patients with OSA, in which dronabinol produced a statistically significant reduction in AHI, the primary therapeutic end-point, and was observed to be safe and well tolerated, with the frequency of side effects no different from placebo (Prasad et al, Frontiers in Psychiatry, 2013).

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

If the Company is able to secure sufficient financing, of which there can be no guarantee, we anticipate requesting a pre-IND meeting with the FDA possibly during the second quarter of 2019, which would functionally serve as the equivalent of an end-of-Phase 2 meeting. The FDA responses to this meeting will be incorporated into an IND, which we believe we could be in a position to submit within 60 days of receiving their communication.

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

Technology Rights

University of Illinois License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement to our condensed consolidated financial statements at March 31, 2019 in Part I.

As of December 31, 2018, the Company received an extension of time to make a $100,000 payment that would have due on such date. An additional extension was granted until February 28, 2019, on which date the Company made the required payment.

University of Alberta License Agreement and Research Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Alberta License Agreement to our condensed consolidated financial statements at March 31, 2019 in Part I.

See Note 4. Notes Payable - Convertible Notes Payable to our condensed consolidated financial statements at March 31, 2019 in Part I.

Going Concern

See Note 2. Business – Going Concern to our condensed consolidated financial statements at March 31, 2019 in Part I.

The Company’s regular efforts to raise capital and to evaluate measures to permit sustainability are time-consuming and intensive. Such efforts may not prove successful and may cause distraction, disruption or other adversity that limits the Company’s development program efforts.

Recent Accounting Pronouncements

See Note 2 to the Company’s condensed consolidated financial statements at March 31, 2019 in Part I.

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Concentration of Risk

See Note 2. Significant Accounting Policies – Concentration of Risk to the Company’s condensed consolidated financial statements at March 31, 2019 in Part I.

See Note 8. Commitments and Contingencies – University of Alberta License Agreement to the Company’s condensed consolidated financial statements at March 31, 2019 in Part I.

See Note 8. Commitments and Contingencies – University of Illinois 2014 Exclusive License Agreement to the Company’s condensed consolidated financial statements at March 31, 2019 in Part I.

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

Critical accounting policies and estimates are described in the notes to the Company’s condensed consolidated financial statements and include:

-	Stock-based awards
-	Research and Development Costs
-	License Agreements
-	Patent Costs

Results of Operations

The Company’s consolidated statements of operations as discussed herein are presented below.

	Three-months Ended March 31, (unaudited)
	2019	2018

Operating expenses:
General and administrative, including $121,200 and $207,594 to related parties for the three-months ended March 31, 2019 and 2018, respectively	324,513	354,843
Research and development, including $122,400 and $122,509 to related parties for the three-months ended March 31, 2019 and 2018, respectively	149,350	151,334

Total operating costs and expenses	473,863	506,177

Loss from operations	(473,863)	(506,177)
Loss on extinguishment of debt in exchange for equity	-	(66,782)
Interest expense, including $2,533 and $5,610 to related parties for the three-months ended March 31, 2019 and 2018, respectively	(81,112)	(27,273)
Foreign currency transaction gain (loss)	14,643	(146,446)

Net loss attributable to common stockholders	$(540,332)	$(746,678)

Net loss per common share - basic and diluted	$(0.14)	$(0.24)

Weighted average common shares outstanding - basic and diluted	3,872,076	3,085,263

Three-months Ended March 31, 2019 and 2017

Revenues. The Company had no revenues during the three-months ended March 31, 2019 and 2018.

General and Administrative. For the three-months ended March 31, 2019, general and administrative expenses were $324,513, a decrease of $30,330, as compared to $354,843 for the three-months ended March 31, 2018. The decrease in general and administrative expenses for the three-months ended March 31, 2019, as compared to the three-months ended March 31, 2018, is primarily due to a decrease in compensation and benefits of $103,650 with the departure of Dr. James S. Manuso as the Company’s Chief Executive Officer and President, decreases in accounting fees of $18,000, a decrease in investor relations expenses of approximately $24,000 and decreases in conferences and related travel costs of approximately $9,000, partially offset by increases in fees for the independent members of the Board of Directors of $20,000, an increase of patent and related costs of approximately $11,000, increases in general corporate legal fees of approximately $86,000 and in the cost of directors and officers liability insurance of approximately $10,000, and the net effect of increases and decreases other general and administrative expenses.

There was no stock-based compensation in general and administrative expenses for the three-months ended March 31, 2019 or 2018.

Research and Development. For the three-months ended March 31, 2019, research and development expenses were $149,350, a decrease of $1,984, as compared to $151,334 for the three-months ended March 31, 2018. The decrease in research and development expenses for the three-months ended March 31, 2098, as compared to the three-months ended March 31, 2018, is primarily a result of a decrease in research and development related insurance expenses.

There was no stock-based compensation in research and development expenses for the three-months ended March 31, 2019 or 2018.

Loss on Extinguishment of Convertible Debt. There was no loss on the extinguishment of convertible debt in the three-months ended March 31, 2019 as compared to $66,782 in the three-months ended March 31, 2018,. On February 28, 2018, the Company entered into an exchange agreement with a single holder of two convertible notes. The note holder agreed to exchange an aggregate of $43,552 of principal and accrued interest for 58,071 shares of the Company’s common stock. The closing price of the Company’s common stock on February 28, 2018 was $1.90 per share. As a result of the exchange, $43,552 of convertible notes were cancelled and $110,334 market value of common stock was issued.

Interest Expense. During the three-months ended March 31, 2019, interest expense was $81,112 (including $2,533 to related parties), an increase of $58,839, as compared to $27,273 (including $2,788 to related parties) for the three-months ended March 31, 2018. The increase is the result of interest on the additional $100,000 of notes to officers in April 2018 (of which $50,000 was later exchanged into common stock and warrants), and interest on the additional $80,000 of convertible notes and warrants as well as interest on the judgment described in Note 8 to the condensed consolidated financial statements at March 31, 2019.

Foreign Currency Transaction (Loss) Gain. Foreign currency transaction gain was $14,643 for the three-months ended March 31, 2019, as compared to a foreign currency transaction loss of $146,446 for the three-months ended March 31, 2018. The foreign currency transaction (loss) gain relates to the $399,774 loan from SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd., made in June 2012, which is denominated in the South Korean Won.

Net Loss Attributable to Common Stockholders. For the three-months ended March 31, 2019, the Company incurred a net loss of $540,332 as compared to a net loss of $746,678 for the three-months ended March 31, 2018.

Liquidity and Capital Resources - March 31, 2019

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $540,332 for the three-months ended March 31, 2019 and $2,591,790 for the fiscal year ended December 31, 2018, and negative operating cash flows of $137,786 for the three-months ended March 31, 2019 and $427,368 for the fiscal year ended December 31, 2018, had a stockholders’ deficiency of $6,227,775 at March 31, 2019, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2019, the Company had a working capital deficit of $6,227,775, as compared to a working capital deficit of $5,736,369 at December 31, 2018, reflecting an increase in the working capital deficit of $491,406 for the three-months ended March 31, 2019. The increase in the working capital deficit during the three-months ended March 31, 2019 is comprised primarily of an increase in total current liabilities of $515,401. The increase in total current liabilities of $515,401 consists of a net increase in accounts payable and accrued expenses of $138,561, an increase in accrued compensation of $195,300, an increase in convertible notes payable of 124,884, an increase in other short term notes payable (primarily insurance premium financing) of $52,839 and an increase in officer and former officer notes payable of $6,331, offset by a decrease in the note to Samyang inclusive of accrued interest of $2,814.

At March 31, 2019, the Company had cash aggregating $5,498, as compared to $266 at December 31, 2018, reflecting an increase in cash of $5,232 for the three-months ended March 31, 2019. The increase in cash during the three-months ended March 31, 2019 was primarily the result of cash provided by convertible note financings.

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

Operating Activities. For the three-months ended March 31, 2019, operating activities utilized cash of $137,786, as compared to utilizing cash of $140,022 for the three-months ended March 31, 2018, to support the Company’s ongoing general and administrative expenses as well as its research and development activities.

Financing Activities. For the three-months ended March 31, 2019, financing activities consisted of the borrowings on convertible notes with warrants of $110,000 and the financing with a short term note of $61,746 in connection with the new directors and officers insurance policy. For the three-months ended March 31, 2018, financing activities short term note financings associated with insurance policies of $55,386.

Principal Commitments

Employment Agreements

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – Employment Agreements to our condensed consolidated financial statements at March 31, 2019 in Part I.

University of Alberta License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Alberta License Agreement to our condensed consolidated financial statements at March 31, 2019 in Part I.

University of Illinois 2014 Exclusive License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement to our condensed consolidated financial statements at March 31, 2019 in Part I.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2019, aggregating $805,600. License agreement amounts included in the 2019 column represents amounts contractually due from April 1, 2019 through December 31, 2019 (nine months) and in each of the subsequent years, represents the full year. Employment agreement amounts included in the 2019 column represent amounts contractually due at from April 1, 2019 through September 30, 2019 (six months) when such contracts expire unless extended pursuant to the terms of the contracts.

		Payments Due By Year
	Total	2019	2020	2021	2022	2023
License agreements	$475,000	$75,000	$100,000	$100,000	$100,000	$100,000
Employment agreements (1)	330,600	330,600	-	-	-	-
Total	$805,600	$405,600	$100,000	$100,000	$100,000	$100,000

(1) The payment of such amounts has been deferred indefinitely, as described above at “Employment Agreements.” The 2019 amounts include six-months of employment agreement obligations for Dr. Lippa and Mr. Margolis as their employment contracts renewed on September 30, 2018 and the 2019 obligations include the six months of obligations through September 30, 2019.

Off-Balance Sheet Arrangements

At March 31, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, consisting of its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

Current management, is focusing on developing replacement controls and procedures that are adequate to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. The Company has not yet completed the process to establish adequate internal controls over financial reporting. The Company remains under-staffed in such respects.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are periodically subject to various pending and threatened legal actions and claims. See Note 8. Commitments and Contingencies – Pending or Threatened Legal Actions and Claims to our condensed consolidated financial statements at March 31, 2019 for details regarding these matters.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on April 16, 2019 (the “2018 Form 10-K”). The Risk Factors set forth in the 2018 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2018 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 2, 2019, February 27, 2019, March 6, 2019 and March 14, 2019, convertible notes (“2019 Convertible Notes”) bearing interest at 10% per year. The January 2, 2019 Convertible Note matured on February 28, 2019 with a face amount of $10,000. The February 27, 2019, March 6, 2019 and March 14, 2019, 2019 Convertible Notes matured on April 30, 2019 with an aggregate face amount of $100,000. Investors also received an aggregate of 110,000 common stock purchase warrants. The warrants were valued using the Black Scholes option pricing model calculated on the date of each grant and had an aggregate value of $78,780. Total value received by the investors was $188,780, the sum of the face value of the convertible note and the value of the warrant. Therefore, the Company recorded an initial original issue discount of $45,812 and an initial value of the convertible notes of $64,188 using the relative fair value method. $24,883 of the original issue discount was amortized to interest expense through March 31, 2019. An additional $1,061 of interest expense was recorded based upon the 10% annual rate. The 2019 Convertible Note that matured on February 28, 2019, was not paid, remains outstanding and continues to accrue interest. The 2019 Convertible Notes that matured on April 30, 2019 were not paid and remain outstanding and continue to accrue interest. Although the 2019 Convertible Notes are in default, the Company has not received any notices of default from any of the note holders. The 2019 Convertible Notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events other than the right, but not the obligation for each investor to convert or exchange his or her 2019 Convertible Note, but not the warrant, into the next exempt private securities offering, which offering has not occurred as of March 31, 2019 or as of the date of the issuance of these financial statements. Therefore, the number of shares of common stock (or preferred stock) into which the 2019 Convertible Notes may convert is not determinable and the Company has not accounted for any beneficial conversion feature. The warrants to purchase 110,000 shares of common stock issued in connection with the sale of the 2019 Convertible Notes are exercisable at a fixed price of $1.50 per share of common stock, provide no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The Company determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

During December 2018, convertible notes (“2018 Convertible Notes”) bearing interest at 10% per year and maturing on February 28, 2019 and warrants were sold to investors with an aggregate face amount of $80,000. Investors also received 80,000 common stock purchase warrants. The warrants were valued using the Black Scholes option pricing model calculated on the date of each grant and had an aggregate value of $68,025. Total value received by the investors was $148,025, the sum of the face value of the convertible note and the value of the warrant. Therefore, the Company recorded an initial original issue discount of $36,347 and an initial value of the convertible notes of $43,653 using the relative fair value method. $27,969 of the original issue discount was amortized to interest expense for the three-months ended March 31, 2019 and $8,379 was amortized from inception through December 31, 2018. An additional $2,000 of interest expense was recorded based upon the 10% annual rate for the three-months ended March 31, 2019 and $401 of interest expense was recorded from inception through December 31, 2018. The 2018 Convertible Notes matured on February 28, 2019, were not paid, remain outstanding and continue to accrue interest. Although the 2018 Convertible Notes are in default, the Company has not received any notices of default from any of the note holders. The 2018 Convertible Notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events other than the right, but not the obligation for each investor to convert or exchange his or her 2018 Convertible Note, but not the warrant, into the next exempt private securities offering, which offering has not occurred as of March 31, 2019 or as of the date of the issuance of these financial statements. Therefore, the number of shares of common stock (or preferred stock) into which the 2018 Convertible Notes may convert is not determinable and the Company has not accounted for any beneficial conversion feature. The warrants to purchase 80,000 shares of common stock issued in connection with the sale of the 2018 Convertible Notes are exercisable at a fixed price of $1.50 per share of common stock, provide no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The Company determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

The convertible notes and shares of common stock into which they may convert and warrants and the shares of common stock issuable if they exercise sold in the private placements discussed above were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. None of the shares of common stock issued as part of the units, the warrants, the common stock issuable upon exercise of the warrants or any warrants issued to a qualified referral source have been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

Additional information with respect to the transactions described above is provided in the Notes to the Condensed Consolidated Financial Statements for the three-months ended March 31, 2019 and 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“Samyang”), an approximately 20% common stockholder of the Company at that time. Samyang was a significant stockholder and a related party at the time of the transaction, but was not considered a significant stockholder or related party subsequent to December 31, 2015. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although Samyang has not issued a notice of default or a demand for repayment. The Company believes that Samyang is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the three-months ended March 31, 2019, there were no further communications between the Company and SY Corporation.

Note payable to Samyang consists of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	327,136	315,307
Foreign currency transaction adjustment	14,717	29,360)
	$741,627	$744,441

Interest expense with respect to this promissory note was $11,829 and $11,829 for the three-months ended March 31, 2019 and 2018, respectively.

Default on Convertible Notes Payable

At March 31, 2019, the amount owed on the one remaining Original Convertible Note in default was $40,518, including principal and interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1	Form of Convertible Promissory Note (including the Form of Warrant) (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed March 5, 2019).

10.2

Securities Purchase Agreement, dated April 24, 2019, between RespireRx Pharmaceuticals Inc. and Power Up Lending Group Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 30, 2019).

10.3	Convertible Promissory Note, dated April 24, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 30, 2019).

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

RESPIRERX PHARMACEUTICALS INC.
(Registrant)

Date: May 20, 2019	By:	/s/ Arnold S. Lippa
Arnold S. Lippa
Interim President and Interim Chief Executive Officer

Date: May 20, 2019	By:	/s/ Jeff Eliot Margolis
Jeff Eliot Margolis
Senior Vice President, Chief Financial Officer, Treasurer and Secretary

