Form 10-Q
period 2019-06-30
RespireRx Pharmaceuticals Inc.
filed 2019-08-14
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes [  ] No [X]

As of August 9, 2019, the Company had 3,872,076, shares of common stock, $0.001 par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6	$33,284
Advance payment on research contract	48,912	48,912
Prepaid expenses	101,244	38,880

Total current assets	150,162	121,076
Long-term prepaid insurance	-	3,114

Total assets	$150,162	$124,190

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including $486,126 and $400,229 payable to related parties at June 30, 2019 and December 31, 2018, respectively	$3,558,509	$3,296,620
Accrued compensation and related expenses	1,695,034	1,304,434
Convertible notes payable including accrued interest of $81,822 and $62,635 at June 30, 2019 and December 31, 2018, respectively ($40,957 and $38,292, including accrued interest of $15,957 and $13,292, was deemed to be in default at June 30, 2019 and December 31, 2018, respectively and net of $78,632 and $27,969 of debt discounts at June 30, 2019 and December 31, 2018, respectively (Note 4))	422,090	239,666
Note payable to SY Corporation, including accrued interest of $339,097 and $315,307 at June 30, 2019 and December 31, 2018, respectively (payment obligation currently in default – Note 4)	741,876	744,441
Notes payable to officers, including accrued interest of $30,210 and $25,116 as of June 30 31, 2019 and December 31, 2018, respectively (Note 4)	139,310	109,216
Notes payable to former officer, including accrued interest of $34,206 and $26,561 as of June 30, 2019 and December 31, 2018, respectively (Note 4)	161,806	154,161
Other short-term notes payable	48,575	8,907

Total current liabilities	6,767,200	5,857,445

Commitments and contingencies (Note 8)

Stockholders’ deficiency: (Note 6)
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 11; common shares issuable upon conversion at 0.00030 common shares per Series B share	21,703	21,703
Common stock, $0.001 par value; shares authorized: 65,000,000; shares issued and outstanding: 3,872,076 at June 30, 2019 and December 31, 2018, respectively	3,872	3,872
Additional paid-in capital	158,768,984	158,635,222
Accumulated deficit	(165,411,597)	(164,394,052)

Total stockholders’ deficiency	(6,617,038)	(5,733,255)

Total liabilities and stockholders’ deficiency	$150,162	$124,190

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses:
General and administrative, including $122,025 and $202,370 to related parties for the three months ended June 30, 2019 and 2018, respectively, and $243,225 and $409,964 to related parties for the six months ended June 30, 2019 and 2018, respectively	$270,391	$432,932	$594,904	$787,775
Research and development, including $122,400 and $122,704 to related parties for the three months ended June 30, 2019 and 2018, respectively, and $244,800 and $245,213 to related parties for the six months ended June 30, 2019 and 2018, respectively	148,000	153,892	297,350	305,227
Total operating expenses	418,391	586,824	892,254	1,093,002
Loss from operations	(418,391)	(586,824)	(892,254)	(1,093,002)
Loss on extinguishment of debt and other liabilities in exchange for equity	-	(49,625)	-	(116,407)
Interest expense, including $2,561 and $10,615 to related parties for the three months ended June 30, 2019 and 2018, respectively, and $5,094 and $19,225 to related parties for the six months ended June 30, 2019 and 2018, respectively	(49,605)	(33,795)	(77,865)	(61,068)
Amortization of debt discounts associated with convertible notes	(20,928)	-	(73,780)	-
Foreign currency transaction gain (loss)	11,711	34,881	26,354	(111,565)

Net loss attributable to common stockholders	$(477,213)	$(635,363)	$(1,017,545)	$(1,382,042)

Net loss per common share - basic and diluted	$(0.12)	$(0.20)	$(0.26)	$(0.44)

Weighted average common shares outstanding - basic and diluted	3,872,076	3,197,932	3,872,076	3,141,909

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Six Months Ended June 30, 2019

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency
Balance, December 31, 2018	37,500	$21,703	3,872,076	$3,872	$158,635,222	$(164,394,052)	$(5,733,255)
Fair value of common stock warrants issued in connection with convertible notes	-	-	-	-	45,812	-	45,812
Net loss for the three months ended March 31, 2019						$(540,332)	$(540,332)
Balance at March 31, 2019	37,500	$21,703	3,872,076	$3,872	$158,681,034	$(164,934,384)	$(6,227,775)
Fair value of common stock warrants and beneficial conversion feature associated with convertible notes					$87,950		$87,950
Net loss for the three months ended June 30, 2019						(477,213)	(477,213)
Balance, June 30, 2019	37,500	$21,703	3,872,076	$3,872	$158,768,984	$(165,411,597)	$(6,617,038)

Six Months Ended June 30, 2018

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency

Balance, December 31, 2017	37,500	$21,703	3,065,261	$3,065	$157,422,110	$(161,802,262)	$(4,355,384)
Fair value of common stock options issued to consultants					$14,474		$14,474
Common stock issued related to extinguishment of convertible notes			58,071	$58	$110,277		$110,335
Net loss for the three months ended March 31, 2018						$(746,679)	$(746,679)
Balance at March 31, 2018	37,500	$21,703	3,123,332	$3,123	$157,546,861	$(162,548,941)	$(4,977,254)
Fair value of common stock options issued to consultants					$335,303		$335,303
Common stock issued related to extinguishment of convertible notes			226,287	$227	$207,959		$208,186
Net loss						(635,363)	(635,363)
Balance, June 30, 2018	37,500	$21,703	3,349,619	$3,350	$158,090,123	$(163,184,304)	$(5,069,128)

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(1,017,545)	$(1,382,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	88,100
Amortization of debt issuance costs	900
Loss on extinguishment of debt	-	105,253
Loss on extinguishment of other liabilities		11,154
Stock-based compensation and fees included in -
General and administrative expenses	-	14,248
Foreign currency transaction (gain) loss	(26,354)	111,565
Changes in operating assets and liabilities:
Prepaid expenses	(59,250)	(32,228)
Accounts payable and accrued expenses	261,889	336,479
Accrued compensation and related expenses	390,600	557,900
Accrued interest payable	95,382	93643
Net cash used in operating activities	(266,278)	(184,028)

Cash flows from financing activities:
Proceed from convertible notes borrowings	213,500
Debt issuance costs	(5,500)
Proceeds from issuance of note payable to officer	25,000	100,000

Net cash provided by financing activities	233,000	100,000

Cash and cash equivalents:
Net decrease	(33,278)	(84,028)
Balance at beginning of period	33,284	84,902
Balance at end of period	$6	$874

(Continued)

RESPIRERX PHARMACEUTICALS INC.
AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$932	$682

Non-cash financing activities:
10% convertible notes payable, including accrued interest of $62,267, exchanged for Common stock	$-	$213,266
Warrants issued with convertible debt	$50,258	-
Original issue discounts associated with convertible debt	$10,500	-

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.
AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Six Months Ended June 30, 2019 and 2018

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

In August 2012, RespireRx acquired Pier Pharmaceuticals, Inc. (“Pier”), which is now its wholly-owned subsidiary.

Basis of Presentation

The condensed consolidated financial statements are of RespireRx and its wholly-owned subsidiary, Pier (collectively referred to herein as the “Company,” “we” or “our,” unless the context indicates otherwise). The condensed consolidated financial statements of the Company at June 30, 2019 and for the six months and three months ended June 30, 2019 and 2018, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 2019 and the results of its condensed consolidated operations for the six months and three months ended June 30, 2019 and 2018. Condensed consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2018 has been derived from the Company’s audited consolidated financial statements at such date.

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

RespireRx is developing a number of potential products. From the cannabinoid platform, two Phase 2 clinical trials have been completed demonstrating the ability of dronabinol to significantly reduce the symptoms of OSA, which management believes is potentially a multi-billion-dollar market. Subject to raising sufficient financing (of which no assurance can be provided), we believe that we have put most of the necessary pieces into place to rapidly initiate a Phase 3 clinical trial program. By way of definition, when a new drug is allowed by the United States Food and Drug Administration (“FDA”) to be tested in humans, Phase 1 clinical trials are conducted in healthy people to determine safety and pharmacokinetics. If successful, Phase 2 clinical trials are conducted in patients to determine safety and preliminary efficacy. Phase 3 trials, large scale studies to determine efficacy and safety, are the final step prior to seeking FDA approval to market a drug.

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,017,545 and $477,213 for the six months and three-months ended June 30, 2019, respectively and $2,591,790 for the fiscal year ended December 31, 2018, and negative operating cash flows of $266,278 for the six months ended June 30, 2019 and $427,368 for the fiscal year ended December 31, 2018. The Company had only $6 of cash at June 30, 2019 and also had a stockholders’ deficiency of $6,617,038 at June 30, 2019 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including the pursuit of the Company’s planned research and development activities. The Company regularly evaluates various measures to satisfy the Company’s liquidity needs, including development and other agreements with collaborative partners and, when necessary, seeking to exchange or restructure the Company’s outstanding securities. The Company is evaluating certain changes to its operations and structure to facilitate raising capital from sources that may be interested in financing only discrete aspects of the Company’s development programs. Such changes could include a significant reorganization, which may include the formation of one or more subsidiaries into which one or more programs may be contributed. As a result of the Company’s current financial situation, the Company has experienced very limited access to external sources of debt and equity financing and the cost of such capital, both in terms of rates and other conditions, has been high. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

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

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non- exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

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

Convertible Notes Payable

Convertible notes are evaluated to determine if they should be recorded at amortized cost. To the extent that there are associated warrants or a beneficial conversion feature, the convertible notes and warrants are evaluated to determine if there are embedded derivatives to be identified, bifurcated and valued at fair value in connection with and at the time of such financing. The value of debt discounts such as warrants, beneficial conversion features and original issue discounts are recorded as contra debt and amortized into interest expense over the life of the notes.

Extinguishment of Debt

The Company accounts for the extinguishment of debt in accordance with GAAP by comparing the carrying value of the debt to the fair value of consideration paid or assets given up and recognizing a loss or gain in the condensed consolidated statement of operations in the amount of the difference in the period in which such transaction occurs.

Equipment

Equipment is recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from three to five years. All equipment was fully depreciated as of June 30, 2019.

Prepaid Insurance

Long-term prepaid insurance represents the premium paid in March 2014 for directors’ and officers’ insurance tail coverage, which is being amortized on a straight-line basis over the policy period of six years. The amount amortizable in the ensuing twelve- month period is recorded as a current asset in the Company’s condensed consolidated balance sheet at each reporting date. As of June 30, 2019, all such prepaid amounts have been reclassified as current since the policy will expire within one year.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including long-term prepaid insurance, for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable, but at least annually. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. The Company has not deemed any long-lived assets as impaired at June 30, 2019.

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

The fair value of stock options granted as stock-based payments is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock over the term of the equity award. Estimated volatility is based on the historical volatility of the Company’s common stock. The risk- free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of common stock is determined by reference to the quoted market price of the Company’s common stock.

There were no stock or stock option grants during the six months ended June 30, 2019.

For stock options requiring an assessment of value during the six months ended June 30, 2018, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	2.56%
Expected dividend yield	0%
Expected volatility	185.41%
Expected life	4.7

The Company recognizes the fair value of stock-based payments in general and administrative costs and in research and development costs, as appropriate, in the Company’s condensed consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option and warrant exercises. There were no stock options exercised during the six months ended June 30, 2019 and 2018.

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

As of June 30, 2019, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of June 30, 2019, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

On May 6, 2016, the Company made an advance payment to Duke University with respect to the Phase 2A clinical trial of CX1739. At June 30, 2019, an asset balance of $48,912 remained from the advance payment.

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

At June 30, 2019 and 2018, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2019	2018
Series B convertible preferred stock	11	11
Convertible notes payable	564,797	29,957
Common stock warrants	1,876,198	1,464,415
Common stock options	4,333,763	4,012,929
Total	6,774,769	5,507,312

Reclassifications

Certain comparative figures in 2018 have been reclassified to conform to the current six month and three month presentation. These reclassifications were immaterial, both individually and in the aggregate.

Recent Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update No. 2018-07 (“ASU 2018-07”), Compensation-Stock Compensation (Topic 718)—Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 are amendments to Topic 718 that become effective for public entities like the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. This update applies to nonemployee share-based awards within the scope of Topic 718. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity- classified nonemployee share- based payment awards are measured at the grant date. The definition of the term grant date has been amended to generally state the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share- based payment award. An entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. This is consistent with the treatment for employee-based awards. Generally, the classification of equity- classified nonemployee share-based payment awards will continue to be subject to the requirements of Topic 718 unless modified after the good has been delivered, the service has been rendered, any other conditions necessary to earn the right to benefit from the instruments have been satisfied, and the nonemployee is no longer providing goods or services. This eliminates the requirement to reassess classification of such awards upon vesting. This standard will change the valuation of applicable awards granted in subsequent periods.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 (“ASU 2017-11”), Earnings Per Share (Topic 260): Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815). The relevant section for the Company is Topic 815 where it pertains to accounting for certain financial instruments with down round features. Until the issuance of this ASU, financial instruments with down round features required fair value measurement and subsequent changes in fair value were recognized in earnings. As a result of the ASU, financial instruments with down round features are no longer treated as a derivative liability measured at fair value. Instead, when the down round feature is triggered, the effect is treated as a dividend and as a reduction of income available to common shareholders in basic earnings per share. For public entities, the ASU is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted including adoption in an interim period. The adoption of ASU 2017- 11 did not have any impact on the Company’s financial statement presentation or disclosures.

4. Notes Payable

Convertible Notes Payable

On May 17, 2019, the Company issued a master convertible note (“May 2019 Convertible Note”) issuable in tranches, bearing interest at 10% per year, bearing a maximum maturity amount of $150,000. The first tranche has a maturity amount of $50,000 and matures on the one year anniversary of the tranche which is May 17, 2020. There was a stated original issue discount of $5,000 and the Company incurred debt issuance costs of $2,000 for lender legal fees. Therefore, the net proceeds to the Company was $43,000. Subject to certain limitations and adjustments as described in the May 2019 Convertible Note, the holder may convert from the date of issuance to the maturity date, part or all of the May 2019 Convertible Note, inclusive of accrued interest, into the Company’s Common Stock at a variable conversion price that is the lesser of (i) lowest trading price as such term is defined in the May 2019 Convertible Note (the lowest closing bid price) in the twenty five day trading period prior to the date of the May 2019 Convertible Note (which price is now fixed at $0.25, the closing bid price on May 16, 2019), or (ii) the variable conversion price (as defined in the May 2019 Convertible Note) which is 61% of the market price (as defined in the May 2019 Convertible Note). The market price is the lowest trading price (closing bid) in the twenty five day trading day period up to the day prior to the conversion. If at any time while the Note is outstanding, the conversion price is equal to or lower than $0.35, then an additional eleven percent (11%) discount is to be factored into the conversion price until the May 2019 Convertible Note is no longer outstanding (resulting in a discount rate of 50% assuming no other adjustments are triggered). Both the lowest trading price on the date of inception of the May 2019 Convertible Note ($0.25) and the lowest market price were both below $0.35, the effective conversion rate on the inception date was $0.125. Therefore, on the inception date, the first tranche would convert into 400,000 shares of the Company’s Common Stock, par value $0.001. The Company evaluated all of the terms of the May 2019 Convertible Note and determined that, in accordance with Accounting Standard Codification (ASC) 815, there were no derivatives to be bifurcated or separately valued. However, there were four features of the May 2019 Convertible Note, the related securities purchase agreement and the warrant that was issued in connection therewith that required valuation. There were: (i) the original issue discount of $5,000, (ii) the debt issuance costs of $2,000, (iii) the beneficial conversion feature and (iv) the value of the warrant. The Company amortized (i) and (ii) above on a straight-line basis over the life of the tranche. The Company evaluated (iii) the intrinsic value of the beneficial conversion feature for a calculated value of $286,000 (($0.84 closing price minus $0.125 conversion price) x 400,000 shares). The Company calculated the warrant value using the Black-Scholes valuation method, utilizing the following assumptions: (a) exercise price of $1.18 per share, (b) stock price $0.84, (c) three year life (d) three year risk free rate of 2.15% and (e) volatility of 210.19% and determined that the value of one warrant was $0.774 and the total warrant value was $32,796 for the warrant exercisable into 42,373 shares of the Company’s Common Stock, par value $0.001. The amount to be recorded initially as the amount of the May 2019 Convertible Note was then calculated by determining the relative values as percentages of the maturity amount of the May 2019 Convertible Note ($50,000), the beneficial conversion feature ($286,000) and the warrant ($32,796). The respective percentages were 13.56%, 77.55 and 8.89%. The original issue discount, debt issuance costs, the intrinsic value of the beneficial conversion feature and proceeds allocated to the value of the warrant are being amortized to interest expense on a straight-line basis over the life the May 2019 Convertible Note.

The May 2019 Convertible Note consists of the following at June 30, 2019.

Principal amount of note payable	$50,000
Debt issuance costs, net of amortization of $247	(1,753)
Original issue discount, net of amortization of $616	(4,384)
Discount associated with beneficial conversion feature, net of amortization of $5,001	(33,773)
Discount associated with warrant, net of amortization of $548	(3,898)
Accrued coupon interest	616
$6,808

On April 24, 2019, the Company issued a convertible note (“April 2019 Convertible Note”) bearing interest at 10% per year. The maturity amount is $58,500 and matures on the one year anniversary which is April 24, 2020. The Company incurred debt issuance costs of $3,500 for lender legal and due diligence fees. There was no stated original issue discount and no warrants were issued in connection with the April 2019 Convertible Note. The net proceeds to the Company was $50,000. Subject to certain limitations and adjustments as described in the April 2019 Convertible Note, the holder may, from the date that is one hundred eighty (180) days after the issuance to the maturity date, convert part or all of the April 2019 Convertible Note, inclusive of accrued interest, into the Company’s Common Stock at a variable conversion price that is 61% of the market price as defined in the April 2019 Convertible Note. The market price is the lowest trading price, which in turn is the lowest closing bid price in the twenty (20) trading days prior to conversion. The lowest closing bid price in the twenty (20) day period prior to inception was $0.65 which would calculate to a $0.3964 conversion price and further calculate to 147,541 conversion shares to be issued. The Company evaluated all of the terms of the April 2019 Convertible Note and determined that, in accordance with ASC 815, there were no derivatives to be bifurcated or separately valued. However, there were two features of the April 2019 Convertible Note and the related securities purchase agreement that required valuation. There were: (i) the debt issuance costs of $3,500, and (ii) the intrinsic value of the beneficial conversion feature. The Company amortized (i) on a straight-line basis over the life of the April 2019 Convertible Note. The Company evaluated (ii) as the closing price on the inception date minus the conversion price multiplied by the number of conversion shares and determined that the beneficial conversion feature had an intrinsic value of $44,950 (($0.701 closing price minus $0.3964 conversion price) x 147,541 shares). The debt issuance costs and the amount recorded as the intrinsic value of the beneficial conversion feature are each being amortized to interest expense on a straight-line basis over the life the April 2019 Convertible Note.

The April 2019 Convertible Note consists of the following at June 30, 2019.

Principal amount of note payable	$58,500
Capitalized note costs, net of amortization of $652	(2,848)
Discount associated with beneficial conversion feature, net of amortization of $8,374	(36,575)
Accrued coupon interest	1,089
$20,166

On January 2, 2019, February 27, 2019, March 6, 2019 and March 14, 2019, the Company issued convertible notes (“2019 Convertible Notes”) bearing interest at 10% per year. The January 2, 2019 Convertible Note matured on February 28, 2019 with a face amount of $10,000. The February 27, 2019, March 6, 2019 and March 14, 2019, 2019 Convertible Notes matured on April 30, 2019 with an aggregate face amount of $100,000. Investors also received an aggregate of 110,000 common stock purchase warrants. The warrants were valued using the Black Scholes option pricing model calculated on the date of each grant and had an aggregate value of $78,780. Total value received by the investors was $188,780, the sum of the face value of the convertible note and the value of the warrant. Therefore, the Company recorded an initial original issue discount of $45,812 and an initial value of the convertible notes of $64,188 using the relative fair value method. An additional $3,842 and $1,061 of interest expense was recorded based upon the 10% annual rate for the six months and three months ended June 30, 2019, respectively. The 2019 Convertible Note that matured on February 28, 2019 was not paid and remains outstanding and continues to accrue interest. The 2019 Convertible Notes that matured on April 30, 2019 were not paid and remain outstanding and continue to accrue interest. Although the 2019 Convertible Notes are in default, the Company has not received any notices of default from any of the note holders. The 2019 Convertible Notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events other than the right, but not the obligation, for each investor to convert or exchange his or her 2019 Convertible Note, but not the warrant, into the next exempt private securities offering. The May 2019 Convertible Note and April 2019 Convertible Note, which the Company does not consider to have arisen from an offering, may be interpreted in such a way that the 2019 Convertible Note Holders have the right to convert or exchange. However, no holders of such notes have requested a conversion or exchange. The Company does not believe that an offering occurred as of June 30, 2019 or as of the date of the issuance of these financial statements. Therefore, the number of shares of common stock (or preferred stock) into which the 2019 Convertible Notes may convert is not determinable and the Company has not accounted for any additional consideration. The warrants to purchase 110,000 shares of common stock issued in connection with the sale of the 2019 Convertible Notes are exercisable at a fixed price of $1.50 per share of common stock, provide no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The Company determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

During December 2018, convertible notes (“2018 Convertible Notes”) bearing interest at 10% per year and maturing on February 28, 2019 and warrants were sold to investors with an aggregate face amount of $80,000. Investors also received 80,000 common stock purchase warrants. The warrants were valued using the Black Scholes option pricing model calculated on the date of each grant and had an aggregate value of $68,025. Total value received by the investors was $148,025, the sum of the face value of the convertible note and the value of the warrant. Therefore, the Company recorded an initial original issue discount of $36,347 and an initial value of the convertible notes of $43,653 using the relative fair value method. An additional $4,022 and $2,000 of interest expense was recorded based upon the 10% annual rate for the six months and three months ended June 30, 2019. The 2018 Convertible Notes matured on February 28, 2019, were not paid, remain outstanding and continue to accrue interest. Although the 2018 Convertible Notes are in default, the Company has not received any notices of default from any of the note holders. The 2018 Convertible Notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events other than the right, but not the obligation for each investor to convert or exchange his or her 2018 Convertible Note, but not the warrant, into the next exempt private securities offering. The May 2019 Convertible Note and April 2019 Convertible Note, which the Company does not consider to have arisen from an offering, may be interpreted in such a way that the 2019 Convertible Note Holders have the right to convert or exchange. However, no holders of such notes have requested a conversion or exchange. The Company does not believe that an offering occurred as of June 30, 2019 or as of the date of the issuance of these financial statements. Therefore, the number of shares of common stock (or preferred stock) into which the 2018 Convertible Notes may convert is not determinable and the Company has not accounted for any additional consideration. The warrants to purchase 80,000 shares of common stock issued in connection with the sale of the 2018 Convertible Notes are exercisable at a fixed price of $1.50 per share of common stock, provide no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The Company determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

The 2018 and 2019 Convertible Notes consist of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Principal amount of notes payable	$190,000	$80,000
Original issue discount net of amortization of $8,379	-	(27,968)
Accrued interest payable	8,265	401
	$198,265	$52,433

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

The remaining outstanding Original Convertible Notes (including those for which default notices have been received) consist of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Principal amount of notes payable	$125,000	$125,000
Accrued interest payable	71,851	62,233
	$196,851	$187,233

As of June 30, 2019, principal and accrued interest on the one remaining outstanding Original Convertible Note, which is subject to a default notice and which therefore accrues annual interest at 12% instead of 10%, totaled $40,957, of which $15,957 was accrued interest. As of December 31, 2018, principal and accrued interest on convertible notes subject to default notices totaled $38,292 of which $13,292 was accrued interest.

As of June 30, 2019, the remaining total outstanding Original Convertible Notes, inclusive of accrued interest, were convertible into 17,256 shares of the Company’s common stock, including 6,321 shares attributable to accrued interest of $71,870 payable as of such date. As of December 31, 2018, the outstanding Original Convertible Notes were convertible into 16,460 shares of the Company’s common stock, including 5,471 shares attributable to accrued interest of $62,233 payable as of such date. Such Original Convertible Notes will continue to accrue interest until exchanged, paid or otherwise discharged. There can be no assurance that any of the additional holders of the remaining Original Convertible Notes will exchange their notes.

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars as of that date) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“SY Corporation”), an approximately 20% common stockholder of the Company at that time. SY Corporation was a significant stockholder and a related party at the time of the transaction but has not been a significant stockholder or related party of the Company subsequent to December 31, 2014. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in default, although SY Corporation has not issued a notice of default or a demand for repayment. Management believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the six months ended June 30, 2019, there were no communications between the Company and SY Corporation.

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

Note payable to SY Corporation consists of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	339,097	315,307
Foreign currency transaction adjustment	3,006	29,360
	$741,876	$744,441

Interest expense with respect to this promissory note was $23,789 and $11,960 for the six months and three months ended June 30, 2019 and for the six months and three months ended June 30, 2018, respectively.

Notes Payable to Officers and Former Officers

For the six months and three months ended June 30, 2019, $5,094 and $2,561 respectively was charged to interest expense with respect to notes payable to Dr. Arnold S. Lippa, an officer of the Company. For the six months and three months ended June 30, 2018, $5,664 and $3,364 respectively was charged to interest expense with respect to notes payable to Dr. Arnold S. Lippa.

For the six months and three months ended June 30, 2019, $7,645 and $3,843 respectively was charged to interest expense with respect notes payable to to Dr.James S. Manuso, a former officer of the Company. For the six months and three months ended June 30, 2018 $5,642 and $3,363 respectivley was charged to interest expense with respect to notes payable to Dr. James S. Manuso.

As of September 30, 2018, Dr. James S. Manuso resigned as executive officer in all capacities and as a member of the Board of Directors of the Company. All of the $7,645 of interest expense noted above for the six months ended June 30, 2019, was incurred while Dr. Manuso was no longer an officer.

Other Short-Term Notes Payable

Other short-term notes payable at June 30, 2019 and December 31, 2018 consisted of premium financing agreements with respect to various insurance policies. At the inception of the new policy in March 2019, a premium financing agreement was payable in the initial amount of $61,746, with interest at 9% per annum, in nine monthly installments of $7,120. At June 30, 2019 and December 31, 2018, the aggregate amount of the short-term notes payable was $48,575 and $8,907 respectively.

5. Settlement and Payment Agreements

There were no settlement or payment agreements entered into during the three month or six month periods ended June 30, 2019 or 2018. In July, 2019, the Company and a vendor agreed in principle to a proposed settlement agreement. See Note 9. Subsequent Events.

6. Stockholders’ Deficiency

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2019 and December 31, 2018, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred Stock”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”); 205,000 shares were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating Preferred Stock”); and 1,700 shares were designated as Series G 1.5% Convertible Preferred Stock. Accordingly, as of June 30, 2019 and December 31, 2018, 3,505,800 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

Series B Preferred Stock outstanding as of June 30, 2019 and 2018 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred Stock is convertible into approximately 0.00030 shares of common stock at an effective conversion price of $2,208.375 per share of common stock, which is subject to adjustment under certain circumstances. As of June 30, 2019 and December 31, 2018, the shares of Series B Preferred Stock outstanding are convertible into 11 shares of common stock. The Company may redeem the Series B Preferred Stock for $25,001, equivalent to $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

Common Stock

There are 3,872,076 shares of the Company’s Common Stock outstanding as of June 30, 2019. The Company has reserved an aggregate of 5,197,583 for conversions of convertible debt which reserve includes contractual reserves totaling 5,180,327 shares of the Company’s Common Stock, which exceeds the actual conversion amounts under those contracts as of June 30, 2019 by 4,632,786 shares. In addition, The Company has reserved 6,209,961 shares of the Company’s Common Stock for exercises of common stock purchase options granted and warrants issued. There are 6,497 shares of the Company’s Common Stock reserved as Pier contingent shares. There are 4,490,578 shares reserved for future issuances under the Company’s 2014 and 2015 Plans (as hereafter defined). There are 45,223,294 shares of the Company’s Common Stock available for future issuances.

Common Stock Warrants

Information with respect to the issuance and exercise of common stock purchase warrants in connection with the Convertible Note Payable and the related warrant, and Notes Payable to Officers, is provided at Note 4.

A summary of warrant activity for the six months ended June 30, 2019 is presented below.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Warrants outstanding at December 31, 2018	1,783,229	$2.20393	3.06
Issued	152,372	1.41101
Expired	(59,403)	2.65928
Warrants outstanding at June 30, 2019	1,876,198	$2.12512	2.79

Warrants exercisable at June 30, 2019	1,876,198	$2.12512	2.79

The exercise prices of common stock warrants outstanding and exercisable are as follows at June 30, 2019:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$1.0000	916,217	916,217	September 20, 2022
$1.1800	42,372	42,372	May 17, 2022
$1.5000	190,000	190,000	December 30, 2023
$1.5620	130,284	130,284	December 31, 2021
$1.5750	238,814	238,814	April 30, 2023
$2.7500	8,000	8,000	September 20, 2022
$4.8500	5,155	5,155	September 23, 2019
$4.8750	108,594	108,594	September 30, 2020
$5.0000	5,000	5,000	September 22, 2019
$6.8348	145,758	145,758	September 30, 2020
$7.9300	86,004	86,004	February 28, 2021
	1,876,198	1,876,198

Based on a fair market value of $0.70 per share on June 30, 2019, there was no intrinsic value of exercisable in-the-money common stock warrants as of June 30, 2019.

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

On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan (the “2015 Plan”). The 2015 Plan initially provided for, among other things, the issuance of either or any combination of restricted shares of common stock and non- qualified stock options to purchase up to 461,538 shares of the Company’s common stock for periods up to ten years to management, members of the Board of Directors, consultants and advisors. The Company has not and does not intend to present the 2015 Plan to stockholders for approval. On August 18, 2015, the Board of Directors increased the number of shares that may be issued under the 2015 Plan to 769,231 shares of the Company’s common stock. On March 31, 2016, the Board of Directors further increased the number of shares that may be issued under the 2015 Plan to 1,538,461 shares of the Company’s common stock. On January 17, 2017, the Board of Directors further increased the number of shares that may be issued under the 2015 Plan to 3,038,461 shares of the Company’s common stock. On December 9, 2017, the Board of Directors further increased the number of shares that may be issued under the 2015 Plan to 6,985,260 shares of the Company’s common stock. On December 28, 2018, the Board of Directors further increased the number of shares that may be issued under the 2015 Plan to 8,985,260 shares of the Company’s common stock.

Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of stock- based compensation is provided at Note 3.

There were no grants of common stock options or of stock for the six month period ended June 30, 2019.

A summary of stock option activity for the six months ended June 30, 2019 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2018	4,344,994	$3.7634	7.38
Expired	(11,231)	(13.000)
Options outstanding at June 30, 2019	4,333,763	$3.5169	5.43

Options exercisable at December 31, 2018	3,996,167	$3.7634	7.38
Options exercisable at June 30, 2019	4,333,763	$3.5169	5.43

The exercise prices of common stock options outstanding and exercisable were as follows at June 30, 2019:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.7000	21,677	21,677	November 21, 2023
$1.1200	310,388	310,388	April 5, 2023
$1.2500	16,762	16,762	December 7, 2022
$1.3500	34,000	34,000	July 28, 2022
$1.4500	1,849,418	1,849,418	December 9, 2027
$1.4500	100,000	100,000	December 9, 2027
$2.0000	285,000	285,000	June 30, 2022
$2.0000	25,000	25,000	July 26, 2022
$3.9000	395,000	395,000	January 17, 2022
$4.5000	7,222	7,222	September 2, 2021
$5.6875	89,686	89,686	June 30, 2020
$5.7500	2,608	2,608	September 12, 2021
$6.4025	27,692	27,692	August 18, 2020
$6.4025	129,231	129,231	August 18, 2022
$6.4025	261,789	261,789	August 18, 2025
$6.8250	8,791	8,791	December 11, 2020
$7.3775	523,077	523,077	March 31, 2021
$8.1250	169,231	169,231	June 30, 2022
$13.9750	3,385	3,385	March 14, 2024
$15.4700	7,755	7,755	April 8, 2020
$15.9250	2,462	2,462	February 28, 2024
$16.0500	46,154	46,154	July 17, 2019
$16.6400	1,538	1,538	January 29, 2020
$19.5000	9,487	9,487	July 17, 2022
$19.5000	6,410	6,410	August 10, 2022
	4,333,763	4,333,763

There was no deferred compensation expense for the outstanding stock options at June 30, 2019.

Based on a fair market value of $0.7000 per share on June 30, 2019, there was no intrinsic value of exercisable in-the-money common stock options as of June 30, 2019.

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

At June 30, 2019, the Company had 65,000,000 shares of common stock authorized and 3,872,076 shares of common stock issued and outstanding. The Company has reserved an aggregate of 5,197,583 for conversions of convertible debt which reserve includes contractual reserves totaling 5,180,327 shares of the Company’s Common Stock, which exceeds the actual conversion amounts under those contracts as of June 30, 2019 by 4,632,786 shares. In addition, The Company has reserved 6,209,961 shares of the Company’s Common Stock for exercises of common stock purchase options granted and warrants issued. There are 6,497 shares of the Company’s Common Stock reserved as Pier contingent shares. There are 4,490,578 shares reserved for future issuances under the Company’s 2014 and 2015 Plans (as hereafter defined). Accordingly, after taking into consideration the reserved shares, there are 45,223,294 shares of the Company’s Common Stock available for future issuances. The Company expects to satisfy its future common stock commitments through the issuance of authorized but unissued shares of common stock.

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

8. Commitments and Contingencies

Pending or Threatened Legal Action and Claims

By letter dated May 18, 2018, the Company received notice from counsel claiming to represent TEC Edmonton and The Governors of the University of Alberta, which purported to terminate, effective December 12, 2017, the license agreement dated May 9, 2007 between the Company and The Governors of the University of Alberta. The Company, through its counsel, disputed any grounds for termination and notified the representative that it invoked Section 13 of that license agreement, which mandates a meeting to be attended by individuals with decision-making authority to attempt in good faith to negotiate a resolution to the dispute. In February 2019, the Company and TEC Edmonton tentatively agreed to terms acceptable to all parties to establish a new license agreement and the form of a new license agreement. However, the parties have not signed the draft new license agreement pending the Company’s payment of the agreed amount of historical unreimbursed patent fees of approximately CAD$23,000 (approximately US$17,000 as of June 30, 2019). No assurance can be provided that the Company will or will not be able to remit the historical license fees or that the draft new license agreement will be executed and become effective. If we do not remit the historical fees and the new license agreement does not become effective, we cannot estimate the possible adverse impact on the Company’s operations or business prospects.

By e-mail dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and payable for investment banking services rendered. Such amount has been included in accrued expenses at June 30, 2019 and December 31, 2018.

By letter dated February 5, 2016, the Company received a demand from a law firm representing a professional services vendor of the Company alleging an amount due and payable for services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded the vendor the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted the vendor attorneys’ fees and costs of $47,937. All such amounts have been included in accrued expenses at June 30, 2019 and December 31, 2018, including accrued interest at 4.5% annually from February 26, 2018, the date of the judgment, through June 30, 2019, totaling $11,859 and which amounts at December 31, 2018 totaled $7,470. In July 2019 the Company and this vendor agreed in principle to a proposed settlement agreement. See Note 9. Subsequent Events.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s consolidated financial statements as of June 30, 2019 and December 31, 2018 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

Significant Agreements and Contracts

Consulting Agreement

Richard Purcell, the Company’s Senior Vice President of Research and Development since October 15, 2014, provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc., through which the Company has contracted for his services, for a monthly cash fee of $12,500. Additional information with respect to shares of common stock that have been issued to Mr. Purcell is provided at Note 6. Cash compensation expense pursuant to this agreement totaled $75,000 and $37,500 for the six months and three months ended June 30, 2019 and 2018, which is included in research and development expenses in the Company’s consolidated statements of operations for such periods.

Employment Agreements

On October 12, 2018, Dr. Lippa was named Interim President and Interim Chief Executive Officer to replace Dr. Manuso who resigned effective September 30, 2018. Dr. Lippa continues to serve as the Company’s Executive Chairman and as a member of the Board of Directors. Also, on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which automatically extended on September 30, 2018 and will automatically extend annually, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Lippa received an annual base salary of $300,000. Dr. Lippa is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 30,769 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Dr. Lippa is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Lippa is provided at Note 6. Cash compensation accrued pursuant to this agreement totaled $169,800 and $84,900 for the six months and three months ended June 30, 2019 and 2018, respectively, which amounts are included in accrued compensation and related expenses in the Company’s consolidated balance sheet at June 30, 2019 and December 31, 2018, and in research and development expenses in the Company’s consolidated statement of operations. Dr. Lippa does not receive any additional compensation for serving as Executive Chairman and on the Board of Directors.

On August 18, 2015, the Company also entered into an employment agreement with Jeff E. Margolis, in his continuing role as Vice President, Secretary and Treasurer. Pursuant to the agreement, which was for an initial term through September 30, 2016 (and which automatically extended on September 30, 2016 and will automatically extend annually upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Mr. Margolis received an annual base salary of $195,000, and is also eligible to receive performance-based annual bonus awards ranging from $65,000 to $125,000, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Mr. Margolis was granted stock options to acquire 30,769 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Margolis is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Mr. Margolis is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Mr. Margolis is provided at Note 6. Mr. Margolis’ employment agreement was amended effective July 1, 2017. The employment agreement amendment called for payment in three installments in cash of the $60,000 bonus granted on June 30, 2015. A minimum of $15,000 was to be payable in cash as follows: (a) $15,000 payable in cash upon the next closing (after July 1, 2017) of any financing in excess of $100,000 (b) $15,000 payable by the end of the following month assuming cumulative closings (beginning with the closing that triggered (a)) in excess of $200,000 and (c) $30,000 payable in cash upon the next closing of any financing in excess of an additional $250,000. The conditions of (a), (b) and (c) above were met as of December 31, 2017, however Mr. Margolis has waived the Company’s obligation to make any payments of the cash bonus until the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis. Recurring cash compensation accrued pursuant to this amended agreement totaled $160,800 and $80,400 for the six months and three months ended June 30, 2019 and 2018 and were $321,600 for the fiscal year ended December 31, 2018. Such amounts are included in accrued compensation and related expenses in the Company’s consolidated balance sheet at June 30, 2019 and December 31, 2018 respectively, and in general and administrative expenses in the Company’s consolidated statement of operations.

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

University of Alberta License Agreement

On May 9, 2007, the Company entered into a license agreement, as amended, with the University of Alberta granting the Company exclusive rights to practice patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. The Company agreed to pay the University of Alberta a licensing fee and a patent issuance fee, which were paid, and prospective payments consisting of a royalty on net sales, sublicense fee payments, maintenance payments and milestone payments. The prospective maintenance payments commence on the enrollment of the first patient into the first Phase 2B clinical trial and increase upon the successful completion of the Phase 2B clinical trial. As the Company does not at this time anticipate scheduling a Phase 2B clinical trial in the near term, no maintenance payments to the University of Alberta are currently due and payable, nor are any maintenance payments expected to be due in the near future in connection with the license agreement. On May 18, 2018, the Company received a letter from counsel claiming to represent TEC Edmonton and The Governors of the University of Alberta, which purported to terminate, effective December 12, 2017, the license agreement dated May 9, 2007 (as subsequently amended) between the Company and The Governors of the University of Alberta. The Company, through its counsel, disputed any grounds for termination and notified the representative that it invoked Section 13 of that license agreement, which mandates a meeting to be attended by individuals with decision-making authority to attempt in good faith to negotiate a resolution to the dispute. In February 2019, the Company and TEC Edmonton tentatively agreed to terms acceptable to all parties to establish a new license agreement and the form of a new license agreement. However, the parties have not signed the draft new license agreement pending the Company’s payment of the agreed amount of historical unreimbursed patent fees, of approximately CAD$23,000 (approximately US$17,000 as of June 30, 2019). No assurance can be provided that the Company will or will not be able to remit the historical license fees or that the draft new license agreement will be executed and become effective. If we do not remit the historical fees and the new license agreement does not become effective, we cannot estimate the possible adverse impact on the Company’s operations or business prospects.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The minimum annual royalty obligation of $100,000 due on December 31, 2018, was extended to February 28, 2019, when such payment obligation was paid by the Company. The minimum annual royalty obligation was paid as scheduled in December 2017. One-time milestone payments may become due based upon the achievement of certain development milestones. $350,000 will be due within five days after the dosing of the first patient is a Phase III human clinical trial anywhere in the world. $500,000 will be due within five days after the first NDA filing with FDA or a foreign equivalent. $1,000,000 will be due within twelve months of the first commercial sale. One-time royalty payments may also become due and payable. Annual royalty payments may also become due. In the year after the first application for market approval is submitted to the FDA or a foreign equivalent and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA or a foreign equivalent and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000. For each of the six month and three month periods ending June 30, 2019 and 2018, the Company recorded a charge to operations of $50,000 and $25,000 with respect to its minimum annual royalty obligation, which is included in research and development expenses in the Company’s consolidated statements of operations for the three-months ended June 30, 2019 and 2018.

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

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2019, aggregating $740,300 License agreement amounts included in the 2019 column represents amounts contractually due from July 1, 2019 through December 31, 2019 (six months) and in each of the subsequent years, represents the full year. Employment agreement amounts included in the 2019 column represent amounts contractually due at from July 1, 2019 through September 30, 2019 (three months) when such contracts expire unless extended pursuant to the terms of the contracts.

		Payments Due By Year
	Total	2019	2020	2021	2022	2023
License agreements	$450,000	$50,000	$100,000	$100,000	$100,000	$100,000
Litigation settlement	125,000	$125,000	-	-	-	-
Employment agreements (1)	165,300	165,300	-	-	-	-
Total	$740,300	$340,300	$100,000	$100,000	$100,000	$100,000

(1) The payment of such amounts has been deferred indefinitely, as described above at “Employment Agreements.” The 2019 amounts include three months of employment agreement obligations for Dr. Lippa and Mr. Margolis as their employment contracts renewed on September 30, 2018 and the 2019 obligations include the three months of obligations through September 30, 2019.

9. Subsequent Events

On July 29, 2019, the Company reached an agreement in principle with Salamandra, LLC (“Salamandra”) in respect to amounts owed to Salamandra and on the same date, the Company delivered to Salamandra its signature to the proposed settlement agreement. As of August 9, 2019, the Company had not as yet received Salamandra’s signature to the proposed settlement agreement. As of June 30, 2019, the Company had recorded amounts owed of $202,395 after payments on June 11, 2019 of remittances totaling $3,483. The settlement agreement calls for, among other things, a reduction in the amount owed to $125,000, payable by November 30, 2019 in one-lump sum, once the Company has raised an aggregate of at least $600,000. Should the Company raise less than $600,000, the Company may pay 21% of the amount raised and cancel that portion of the debt. If the Company is unable to raise $600,000 by November 30, 2019, the settlement agreement becomes null and void. Upon receipt of the settlement payment, mutual releases will become effective with respect to the remaining amount of debt on that date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The disclosures in this quarterly report are complimentary to those made in our annual report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements (unaudited) and notes related thereto appearing elsewhere in this document and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Form 10-K.

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

Ampakines

Since its formation in 1987, the Company has been engaged in the research and clinical development of a class of proprietary compounds known as ampakines, a term used to designate their actions as positive allosteric modulators of the alpha-amino-3- hydroxy-5-methyl-4-isoxazolepropionic acid (“AMPA”) glutamate receptor. Ampakines are small molecule compounds that enhance the excitatory actions of the neurotransmitter glutamate at the AMPA receptor complex, which mediates most excitatory transmission in the central nervous system (“CNS”). These drugs do not have agonistic or antagonistic properties but instead positively modulate the receptor rate constants for transmitter binding, channel opening, and desensitization. We currently are developing two lead clinical compounds, CX717 and CX1739, and one pre-clinical compound, CX1942. These compounds belong to a new class of ampakines that do not display the electrophysiological and biochemical effects that led to undesirable side effects, namely convulsive activities, previously reported in animal models of earlier generations.

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

In 2007, we determined that expansion of our strategic development into the areas of central respiratory dysfunction, including drug-induced respiratory dysfunction, represented cost-effective opportunities for potentially rapid development and commercialization of RespireRx’s compounds. On May 8, 2007, RespireRx entered into a license agreement, as subsequently amended, with the University of Alberta granting RespireRx exclusive rights to method of treatment patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. These patents, along with RespireRx’s own patents claiming chemical structures, comprised RespireRx’s principal intellectual property supporting RespireRx’s research and clinical development program in the use of ampakines for the treatment of central and drug-induced respiratory disorders.

On May 18, 2018, the Company received a letter from counsel claiming to represent TEC Edmonton and The Governors of the University of Alberta that purported to terminate, effective December 12, 2017, the license agreement dated May 9, 2007 (as subsequently amended) between the Company and The Governors of the University of Alberta. The Company, through its counsel, disputed any grounds for termination and notified the representative that it invoked Section 13 of that license agreement, which mandates a meeting to be attended by individuals with decision-making authority to attempt in good faith to negotiate a resolution to the dispute. In February 2019, the Company and TEC Edmonton tentatively agreed to terms acceptable to all parties to establish a new license agreement and the form of a new license agreement. However, the parties have not signed the draft new license agreement pending the Company’s payment of the agreed amount of historical unreimbursed patent fees of approximately CAD$23,000 (approximately US$17,000 as of June 30, 2019). No assurance can be provided that the Company will or will not be able to remit the historical license fees or that the draft new license agreement will be executed and become effective. If we do not remit the historical fees and the new license agreement does not become effective, we cannot estimate the possible adverse impact on the Company’s operations or business prospects.

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

RespireRx is committed to advancing the ampakines through the clinical and regulatory path to approval and commercialization. Until recently, RespireRx has focused on the ampakines’ ability to antagonize opioid induced respiratory depression both as a translational tool to verify target engagement, as well as an eventual commercial indication. We believe the loss of approximately 70,000 lives in our country last year alone demands that new solutions for opioid induced deaths be developed to ensure the public health.

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

These factors have made it difficult to raise capital or find strategic partners for the development of ampakines for the treatment of opioid induced respiratory depression and we are assessing whether to continue with this program. In addition, as noted above, we have been notified by the University of Alberta (“TEC Edmonton”) that it considers our license agreement to be terminated. At the present time, we are suspending the development of this program until we determine if the draft new license agreement with the University of Alberta will become effective and the political climate is clarified and we are able to either raise funding or enter into a strategic relationship for this purpose. Nevertheless, the valuable data derived from these translational studies have established antagonism of OIRD as a biomarker for demonstrating proof of principle and target engagement in support of continued ampakine development for other indications.

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

Various investigators have generated data supporting the concept that alterations in AMPA receptor function might underlie the production of some of the symptoms of ADHD. In rodent and primate models of cognition, ampakines have been demonstrated to reduce inattention and impulsivity, two of the cardinal symptoms of ADHD. Furthermore, ampakines do not stimulate spontaneous locomotor activity in either mice or rats, unlike the stimulants presently used for the treatment of ADHD, nor do they increase the stimulation produced by amphetamine or cocaine. These preclinical considerations prompted us to conduct a randomized, double- blind, placebo controlled, two period crossover study to assess the efficacy and safety of CX717 in adults with ADHD.

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

Based on these clinical results, ampakines such as CX717 might represent a breakthrough opportunity to develop a non- stimulating therapeutic for ADHD with the rapidity of onset normally seen with stimulants. Subject to raising sufficient financing (of which no assurance can be provided), we are planning to continue this program with a Phase 2B clinical trial in patients with adult ADHD.

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

These animal models of motor nerve function following SCI support proof of concept for a new treatment paradigm using ampakines to improve motor functions in patients with SCI. With additional funding recently granted by NIH to Dr. Fuller, RespireRx is continuing its collaborative preclinical research with Dr. Fuller while it is planning a clinical trial program focused on developing ampakines for the restoration of certain motor functions in patients with SCI. The Company is working with our Clinical Advisory Panel and with researchers at highly regarded clinical sites to finalize a Phase 2 clinical trial protocol. We believe that a clinical study could be initiated within several months of raising sufficient financing. Currently, we do not have a source of such financing and we can provide no assurance that we will be able to secure sufficient funding.

According to the Autism Society, more than 3.5 million Americans live with an Autism Spectrum Disorder (“ASD”), a complex neurodevelopmental disorder. Fragile X Syndrome (“FXS”) is the most common identifiable single-gene cause of autism, affecting approximately 1.4 in every 10,000 males and 0.9 in every 10,000 females, according to the CDC. Individuals with FXS and ASD exhibit a range of abnormal behaviors comprising hyperactivity and attention problems, executive function deficits, hyper- reactivity to stimuli, anxiety and mood instability. Also, according the Autism Society, the prevalence rate of ASD has risen from 1 in 150 children in 2000 to 1 in 68 children in 2010, with current estimates indicating a significant rise in ASD diagnosis to 1 in 59 births, placing a significant emotional and economic burden on families and educational systems. The Autism Society estimates the economic cost to U.S. citizens of autism services to be between $236 and $262 billion annually.

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

Researchers at UCSD have been studying genetic mutations in the AMPA receptor complex that lead to cognitive and functional deficiencies along the autism spectrum. They work with patients and their families to conduct detailed genetic analyses in order to better understand the underlying mechanisms of autism. In one case, they have been working with a teenage patient who has an autism diagnosis, with a phenotype that is characterized by subtle Tourette-like behaviors, extreme aggression, and verbal and physical outbursts with disordered thought. Despite the behaviors, his language is normal. Using next generation sequencing and genome editing technologies, the researchers identified a specific mutation in Stargazin that alters the configuration and kinetics of the AMPA receptor. When the aberrant sequence was introduced into C57bL6 mice using CRISPR (Clustered Regulatory Interspaced Short Palindromic Repeats), the heterozygous allele had a dominant negative effect on the trafficking of post-synaptic AMPA receptors and produced behaviors consistent with a glutamatergic deficit and similar to what has been observed in the teenage patient.

With funding from the National Institutes of Health to UCSD, RespireRx is working with UCSD to explore the use of ampakines for the amelioration of the cognitive and other deficits associated with AMPA receptor gene mutations. Because CX1739 has an open investigational new drug (“IND”) application, subject to securing sufficient outside funding (of which no assurance can be provided), we are considering a Phase 2A clinical trial late in 2019.

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

Through the merger, RespireRx gained access to an Exclusive License Agreement (as amended, the “Old License Agreement”) that Pier had entered into with the University of Illinois at Chicago (the “UIC”) on October 10, 2007. The Old License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of cannabinoids, of which dronabinol is a specific example, for the treatment of sleep-related breathing disorders (including sleep apnea). Pier’s business plan was to determine whether dronabinol would significantly improve subjective and objective clinical measures in patients with OSA.

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

Dronabinol is a synthetic derivative of Δ9-THC, one of the pharmacologically active substances naturally occurring in the cannabis plant. Dronabinol is a Schedule III, controlled generic drug that has been approved by the FDA for the treatment of AIDS- related anorexia and chemotherapy-induced nausea and vomiting. Dronabinol is available in the United States as the branded prescription drug product Marinol® capsules. Marinol®, together with numerous generic formulations, is available in 2.5, 5, and 10 mg capsules, with a maximum labelled dosage of 20 mg/day for the AIDS indication, or 15 mg/m2 per dose for chemotherapy-induced nausea and vomiting.

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

Unlike a standard 505(b)(1) NDA, the 505(b)(2) process begins with a pre-IND meeting with the FDA, then moves to formulation development (and nonclinical studies, if necessary) and then to the IND (investigational new drug) filing. Since we intend to utilize an already approved or equivalent dronabinol product from manufacturers that have approved Drug Master Files, we believe that the pre-IND meeting will forego discussions of CMC (chemistry, manufacturing and controls), formulation and safety, as well as Phase 1 and 2 studies. Instead, we believe that the focus will be on the Phase 3 clinical development program. When a Phase 3 study is required for a 505(b)(2), usually only one study with fewer patients is necessary versus the two, large scale, confirmatory studies generally required for 505(b)(1). While no assurance can be provided, with an extensive safety database tracking chronic, long-term use of Marinol® and generics, we believe that FDA should not have major safety concerns with dronabinol in the treatment of OSA.

We anticipate requesting a pre-IND meeting with the FDA within several months of securing sufficient financing. Currently, we do not have a source of such financing and can provide no assurance that we will be able to secure such funding. This meeting would functionally serve as the equivalent of an end-of Phase 2 meeting. The FDA responses to this meeting will be incorporated into an IND, which we believe we could be in a position to submit within 60 days of receiving their communication.

RespireRx has worked with the PACE investigators and staff, as well as with our Clinical Advisory Panel to design a Phase 3 protocol that, based on the experience and results from the Phase 2A and Phase 2B trials, we believe will provide sufficient data for FDA approval of a RespireRx dronabinol branded capsule for OSA. Subject to raising sufficient financing (of which no assurance can be provided), RespireRx intends to submit the Phase 3 protocol to the FDA. The current version of the protocol is designed as a 90-day randomized, blinded, placebo controlled study of dronabinol in the treatment of OSA. Depending on feedback from the FDA, RespireRx estimates that the Phase 3 trial would require between 120 and 300 patients at 15 to 20 sites, and take 18 to 24 months to complete, at a cost of between $10 million and $14 million.

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

On September 4, 2018, RespireRx entered into a dronabinol Development and Supply Agreement with Noramco Inc., one of the world’s major dronabinol manufacturers. Under the terms of the Agreement, Noramco agreed to (i) provide all of the active pharmaceutical ingredient (“API”) estimated to be needed for the clinical development process for both the first- and second- generation products (each a “Product” and collectively, the “Products”), three validation batches for NDA filing(s) and adequate supply for the initial inventory stocking for the wholesale and retail channels, subject to certain limitations, (ii) maintain or file valid drug master files (“DMFs”) with the FDA or any other regulatory authority and provide the Company with access or a right of reference letter entitling the Company to make continuing reference to the DMFs during the term of the agreement in connection with any regulatory filings made with the FDA by the Company, (iii) participate on a development committee, and (iv) make available its regulatory consultants, collaborate with any regulatory consulting firms engaged by the Company and participate in all FDA or Drug Enforcement Agency (“DEA”) meetings as appropriate and as related to the API.

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

Since RBDC is expected, if approved, to be approved under a 505(b)(2) NDA, it would be considered a new, proprietary, branded dronabinol product, with a specific label for OSA. It would be non-identical to any other dronabinol product and there would be no generic equivalents or AB rated substitutions. There are many examples of branded products that might ordinarily have applied for an ANDA as a branded generic, but which have successfully utilized this 505(b)(2) NDA approach to grant them new product status and protect them from generic substitution.

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

Technology Rights

University of Illinois License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement to our condensed consolidated financial statements at June 30, 2019 in Part I.

As of December 31, 2018, the Company received an extension of time to make a $100,000 payment that would have due on such date. An additional extension was granted until February 28, 2019, on which date the Company made the required payment.

University of Alberta License Agreement and Research Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Alberta License Agreement to our condensed consolidated financial statements at June 30, 2019 in Part I.

See Note 4. Notes Payable - Convertible Notes Payable to our condensed consolidated financial statements at June 30, 2019 in Part I.

Going Concern

See Note 2. Business – Going Concern to our condensed consolidated financial statements at June 30, 2019 in Part I.

The Company’s regular efforts to raise capital and to evaluate measures to permit sustainability are time-consuming and intensive. Such efforts may not prove successful and may cause distraction, disruption or other adversity that limits the Company’s development program efforts.

Recent Accounting Pronouncements

See Note 2 to the Company’s condensed consolidated financial statements at June 30, 2019 in Part I.

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Concentration of Risk

See Note 2. Significant Accounting Policies – Concentration of Risk to the Company’s condensed consolidated financial statements at June 30, 2019 in Part I.

See Note 8. Commitments and Contingencies – University of Alberta License Agreement to the Company’s condensed consolidated financial statements at June 30, 2019 in Part I.

See Note 8. Commitments and Contingencies – University of Illinois 2014 Exclusive License Agreement to the Company’s condensed consolidated financial statements at June 30, 2019 in Part I.

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

Critical accounting policies and estimates are described in the notes to the Company’s condensed consolidated financial statements and include:

-	Stock-based awards
-	Convertible notes payable
-	Research and Development Costs
-	License Agreements
-	Patent Costs

Results of Operations

Three-months Ended June 30, 2019 and 2018

Revenues. The Company had no revenues during the three-months ended June 30, 2019 and 2018.

General and Administrative. For the three months ended June 30, 2019, general and administrative expenses were $270,391, a decrease of $162,541, as compared to $432,932 for the three months ended June 30, 2018. The decrease in general and administrative expenses for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, is primarily due to a decrease in compensation and benefits of $103,650 with the departure of Dr. James S. Manuso as the Company’s Chief Executive Officer and President, decreases in legal fees of $58,391, a decrease of $21,900 in patent related costs and decreases of approximately $22,500 in several other general and administrative expense categories, offset by increases in consulting and Board of Directors fees totaling $36,000 and accounting fees of approximately $5,700 and other costs of $1,100.

There was no stock-based compensation in general and administrative expenses for the three months ended June 30, 2019 or 2018.

Research and Development. For the three months ended June 30, 2019, research and development expenses were $148,000, a decrease of $5,892, as compared to $153,892 for the three months ended June 30, 2018. The decrease in research and development expenses for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, is primarily a result of a decrease in research and development costs associated with a single research contract and a reduction in insurance expenses.

There was no stock-based compensation in research and development expenses for the three months ended June 30, 2019 or 2018.

Loss on Extinguishment of Convertible Debt. There was no loss on the extinguishment of convertible debt in the three months ended June 30, 2019 as compared to $49,625 in the three months ended June 30, 2018. In the second quarter of 2018, the Company extinguished a liability with common stock purchase options resulting in a loss of $11,154 and exchanged four 10% Convertible Notes for the Company’s Common Stock resulting in an aggregate loss on extinguishment of $38,470.

Interest Expense. During the three months ended June 30, 2019, interest expense was $49,605 (including $2,561 to related parties), an increase of $15,810, as compared to $33,795 (including $10,615 to related parties) for the three months ended June 30, 2018. The increase is the result of interest on the additional $108,500 related to the April 2019 10% Convertible Note and the May 2019 10% Convertible Note and the full quarter interest associated with the January, February and March Convertible Notes totaling $110,000 of principal amount, none of which notes existed during the three months ended June 30, 2019 and interest in respect to the judgment described in Note 8 and ongoing interest on the 2014 and 2015 10% convertible notes.

Foreign Currency Transaction (Loss) Gain. Foreign currency transaction loss was $11,711 for the three months ended June 30, 2019, as compared to a foreign currency transaction gain of $34,881 for the three-months ended June 30, 2018. The foreign currency transaction (loss) gain relates to the $399,774 loan from SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd., made in June 2012, which is denominated in the South Korean Won.

Net Loss Attributable to Common Stockholders. For the three months ended June 30, 2019, the Company incurred a net loss of $477,213 as compared to a net loss of $635,363 for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 and 2018

Revenues. During the six months ended June 30, 2019 and 2018, the Company had no revenues.

General and Administrative. For the six months ended June 30, 2019, general and administrative expenses were $594,904, a decrease of $192,871, as compared to $787,775 for the six months ended June 30, 2018, primarily due to a decrease in compensation and benefits of $207,300 with the departure of Dr. James S. Manuso as the Company’s Chief Executive Officer and President, a decrease in investor relations expenses of $30,600, a decrease of $11,200 in accounting related expenses, a decrease of $10,800 in patent related costs, a $7,100 decrease in expenses related to conferences attendance and decreases of $11,200 in other general and administrative expense categories. These decreases were offset by an increase of $56,000 in consultant and Board of Directors fees, an increase of $27,900 in legal fees, and smaller increases in a number of other general and administrative expense categories.

Research and Development. For the six months ended June 30, 2019, research and development expenses were $297,350, a decrease of $7,877, as compared to $305,227 for the six months ended June 30, 2018, primarily as a result of the scaling back of research and development in general due to financial constraints.

Contractual research expenditures included in research and development expenses were $2,550 for the six months ended June 30, 2019, as compared to $6,262 for the six months ended June 30, 2018, reflecting a decrease of $3,712.

Loss on Extinguishment of Debt and other Liabilities in Exchange for Equity. During the six months ended June 30, 2019, the loss on extinguishment of debt was $0 as compared to $116,407 for the six months ended June 30, 2018. During February of 2018, the Company entered in an exchange agreement with the holder of two 10% convertible notes pursuant to which $43,552 of principal and accrued interest were exchanged for the Company’s Common Stock, par value, $0.001 resulting in a loss on extinguishment of this debt of $66,782. In the second quarter of 2018, the company extinguished a liability with common stock purchase options resulting in a loss of $11,154 and exchanged four 10% Convertible Notes for the Company’s common stock, par value $0.001 resulting in a loss on extinguishment of $38,470.

Interest Expense. During the six months ended June 30, 2019, interest expense was $77,865 (including $5,094 to related parties), an increase of $16,797, as compared to $61,068 (including $19,225 to related parties) for the six months ended June 30, 2018. The net increase is primarily the result of accrual of interest on 10% convertible notes dated in January, February and March of 2019 and the April 2019 Convertible Note and the May 2019 10% Convertible Note and incremental interest on previous officer notes and on the judgment.

Foreign Currency Transaction Gain (Loss). Foreign currency transaction loss was $26,354 as compared to a loss of $111,565 for the six months ended June 30, 2019 and 2018 respectively. The foreign currency transaction loss relates to the $399,774 loan from SY Corporation made in June 2012, which is denominated in the South Korean Won.

Net Loss and Net Loss Attributable to Common Stockholders. For the six months ended June 30, 2019, the Company incurred a net loss attributable to common stockholders of $1,017,5645, as compared to a net loss attributable to common stockholders of $1,382,042 for the six months ended June 30, 2018.

Liquidity and Capital Resources – June 30, 2019

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,017,545 for the six months ended June 30, 2019 and $2,591,790 for the fiscal year ended December 31, 2018, and negative operating cash flows of $266,278 for the six months ended June 30, 2019 and $427,368 for the fiscal year ended December 31, 2018, had a stockholders’ deficiency of $6,617,038 at June 30, 2019, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2019, the Company had a working capital deficit of $6,617,038, as compared to a working capital deficit of $5,736,369 at December 31, 2018, reflecting an increase in the working capital deficit of $880,669 for the six months ended June 30, 2019. The increase in the working capital deficit during the six months ended June 30, 2019 is comprised primarily of an increase in total current liabilities of $909,755, offset by an increase in current assets of $29,086. The increase in total current liabilities of $909,755 consists of a net increase in accounts payable and accrued expenses of $261,889, an increase in accrued compensation of $390,600, an increase in convertible notes payable of 182,424, an increase in other short term notes payable (primarily insurance premium financing) of $39,668 and an increase in officer and former officer notes payable of $37,739, offset by a decrease in the note to Samyang inclusive of accrued interest of $2,565.

At June 30, 2019, the Company had cash of $6, as compared to $266 at December 31, 2018, reflecting decrease in cash of $260 for the six months ended June 30, 2019.

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

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis and regularly evaluates various measures to satisfy the Company’s liquidity needs, including development and other agreements with collaborative partners and seeking to exchange or restructure some of the Company’s outstanding securities. The Company is evaluating certain changes to its operations and structure to facilitate raising capital from sources that may be interested in financing only discrete aspects of the Company’s development programs. Such changes could include a significant reorganization. Though the Company actively pursues opportunities to finance its operations through external sources of debt and equity financing, it has experienced very limited access to such financing, and the cost of such capital, both in terms of rates and other conditions, has been high. Accordingly, there can be no assurance that such financing will be available on terms acceptable to the Company, or at all.

Operating Activities. For the six months months ended June 30, 2019, operating activities utilized cash of $259,363, as compared to utilizing cash of $184,028 for the six months ended June 30, 2018, to support the Company’s ongoing general and administrative expenses as well as its research and development activities.

Financing Activities. For the six months ended June 30, 2019, financing activities consisted of the borrowings on convertible notes with warrants of $208,000 and the financing with a short term note of $71,068 in connection with the new directors and officers’ insurance policy as well as other insurance policies.

Principal Commitments

Employment Agreements

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – Employment Agreements to our condensed consolidated financial statements at June 30, 2019 in Part I.

University of Alberta License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Alberta License Agreement to our condensed consolidated financial statements at June 30, 2019 in Part I.

University of Illinois 2014 Exclusive License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement to our condensed consolidated financial statements at June 30, 2019 in Part I.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2019, aggregating $740,300 License agreement amounts included in the 2019 column represents amounts contractually due from July 1, 2019 through December 31, 2019 (six months) and in each of the subsequent years, represents the full year. Employment agreement amounts included in the 2019 column represent amounts contractually due at from July 1, 2019 through September 30, 2019 (three months) when such contracts expire unless extended pursuant to the terms of the contracts.

		Payments Due By Year
	Total	2019	2020	2021	2022	2023
License agreements	$450,000	$50,000	$100,000	$100,000	$100,000	$100,000
Litigation settlement	125,000	$125,000	-	-	-	-
Employment agreements (1)	165,300	165,300	-	-	-	-
Total	$740,300	$340,300	$100,000	$100,000	$100,000	$100,000

(1) The payment of such amounts has been deferred indefinitely, as described above at “Employment Agreements.” The 2019 amounts include three months of employment agreement obligations for Dr. Lippa and Mr. Margolis as their employment contracts renewed on September 30, 2018 and the 2019 obligations include the three months of obligations through September 30, 2019.

Off-Balance Sheet Arrangements

At June 30, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are periodically subject to various pending and threatened legal actions and claims. See Note 8. Commitments and Contingencies – Pending or Threatened Legal Actions and Claims to our condensed consolidated financial statements at June 30, 2019 for details regarding these matters. See also, Note 9. Subsequent Events for a description of the proposed settlement of one such proceeding.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Note 4. Notes Payable to our Condensed Consolidated Financial Statements for convertible debt issued during the three month period ended June 30, 2019.

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

Note payable to SY Corporation consists of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	339,097	315,307
Foreign currency transaction adjustment	3,006	29,360
	$741,876	$744,441

Interest expense with respect to this promissory note was $23,789 and $11,960 for the six months and three months ended June 30, 2019 and for the six months and three months ended June 30, 2018, respectively.

Default on Convertible Notes Payable

At June 30, 2019, the amount owed on the one remaining Original Convertible Note in default was $40,957, including principal and interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit
Number	Description of Document

10.1	Securities Purchase Agreement, dated April 24, 2019, between RespireRx Pharmaceuticals Inc. and Power Up Lending Group Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 30, 2019).

10.2	Convertible Promissory Note, dated April 24, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 30, 2019).

10.3	Securities Purchase Agreement, dated May 17, 2019, between RespireRx Pharmaceuticals Inc. and Crown Bridge Partners, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 23, 2019).

10.4	Convertible Promissory Note, dated May 17, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 23, 2019).

10.5	Common Stock Purchase Warrant, dated May 17, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 23, 2019).

31.1 *	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

RESPIRERX PHARMACEUTICALS INC.
(Registrant)

Date: August 14, 2019	By:	/s/ Arnold S. Lippa
Arnold S. Lippa
Interim President and Interim Chief Executive Officer

Date: August 14, 2019	By:	/s/ Jeff Eliot Margolis
Jeff Eliot Margolis
Senior Vice President, Chief Financial Officer, Treasurer and Secretary

