Form 10-Q
period 2019-09-30
RespireRx Pharmaceuticals Inc.
filed 2019-11-19
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes [  ] No [X]

As of November 15, 2019, the Company had 4,045,073, shares of common stock, $0.001 par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94	$33,284
Advance payment on research contract	48,912	48,912
Prepaid expenses	57,737	38,880

Total current assets	106,743	121,076
Long-term prepaid insurance	-	3,114

Total assets	$106,743	$124,190

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including $536,100 and $400,229 payable to related parties at September 30, 2019 and December 31, 2018, respectively	$3,729,199	$3,296,620
Accrued compensation and related expenses	1,890,334	1,304,434
Convertible notes payable including accrued interest of $95,425 and $62,635 at September 30, 2019 and December 31, 2018, respectively ($42,406 and $38,292, including accrued interest of $17,406 and $13,292, was deemed to be in default at September 30, 2019 and December 31, 2018, respectively and net of $104,858 and $27,969 of amortized debt discounts at September 30, 2019 and December 31, 2018, respectively (Note 4))	469,067	239,666
Note payable to SY Corporation (as defined below), including accrued interest of $351,189 and $315,307 at September 30, 2019 and December 31, 2018, respectively (payment obligation currently in default – Note 4)	723,187	744,441
Notes payable to officers, including accrued interest of $32,799 and $25,116 as of September 30, 2019 and December 31, 2018, respectively (Note 4)	140,649	109,216
Notes payable to former officer, including accrued interest of $38,091 and $26,561 as of September 30, 2019 and December 31, 2018, respectively (Note 4)	165,691	154,161
Other short-term notes payable	27,997	8,907

Total current liabilities	7,146,124	5,857,445

Commitments and contingencies (Note 8)

Stockholders’ deficiency: (Note 6)
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 11; common shares issuable upon conversion at 0.00030 common shares per Series B share	21,703	21,703
Common stock, $0.001 par value; shares authorized: 65,000,000; shares issued and outstanding: 3,879,576 and 3,872,076 at September 30, 2019 and December 31, 2018, respectively	3,880	3,872
Additional paid-in capital	158,816,477	158,635,222
Accumulated deficit	(165,881,441)	(164,394,052)

Total stockholders’ deficiency	(7,039,381)	(5,733,255)

Total liabilities and stockholders’ deficiency	$106,743	$124,190

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses:
General and administrative, including $121,600 and $204,383 to related parties for the three months ended September 30, 2019 and 2018, respectively, and $364,825 and $1,671,765 to related parties for the nine months ended September 30, 2019 and 2018, respectively	$279,930	$350,561	$874,834	$1,138.336
Research and development, including $122,400 to related parties for the three months ended September 30, 2019 and 2018, and $367,200 and $367,613 to related parties for the nine months ended September 30, 2019 and 2018, respectively	150,527	153,035	447,877	458,262
Total operating expenses	430,457	503,596	1,322,711	1,596,598
Loss from operations	(430,457)	(503,596)	(1,322,711)	(1,596,598)
Loss on extinguishment of debt and other liabilities in exchange for equity	-	-	-	(116,407)
Interest expense, including $2,589 and $11,714 to related parties for the three months ended September 30, 2019 and 2018, respectively, and $7,683 and $29,937 to related parties for the nine months ended September 30, 2019 and 2018, respectively	(70,168)	(35,161)	(221,813)	(96,230)
Foreign currency transaction gain (loss)	30,781	2,983	57,135	(108,582)

Net loss attributable to common stockholders	$(469,844)	$(535,774)	$(1,487,389)	$(1,917,817)

Net loss per common share - basic and diluted	$(0.12)	$(0.16)	$(0.38)	$(0.59)

Weighted average common shares outstanding - basic and diluted	3,874,465	3,398,940	3,873,097	3,228,528

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Nine Months Ended September 30, 2019

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency
Balance, December 31, 2018	37,500	$21,703	3,872,076	$3,872	$158,635,222	$(164,394,052)	$(5,733,255)
Fair value of common stock warrants issued in connection with convertible notes	-	-	-	-	45,812	-	45,812
Net loss for the three months ended March 31, 2019						$(540,332)	$(540,332)
Balance at March 31, 2019	37,500	$21,703	3,872,076	$3,872	$158,681,034	$(164,934,384)	$(6,227,775)
Fair value of common stock warrants and beneficial conversion feature associated with convertible notes					$87,950		$87,950
Net loss for the three months ended June 30, 2019						(477,213)	(477,213)
Balance, June 30, 2019	37,500	$21,703	3,872,076	$3,872	$158,768,984	$(165,411,597)	$(6,617,038)
Fair value of common stock, warrants and beneficial conversion feature associated with convertible notes			7,500	8	47,493		47,501
Net loss for the three months ended September 30, 2019						(469,844)	(469,844)
Balance, September 30, 2019	37,500	$21,703	3,879,576	$3,880	$158,816,477	$(165,881,441)	$(7,039,381)

Nine Months Ended September 30, 2018

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency

Balance, December 31, 2017	37,500	$21,703	3,065,261	$3,065	$157,422,110	$(161,802,262)	$(4,355,384)
Fair value of common stock options issued to consultants					$14,474		$14,474
Common stock issued related to extinguishment of convertible notes			58,071	$58	$110,277		$110,335
Net loss for the three months ended March 31, 2018						$(746,679)	$(746,679)
Balance at March 31, 2018	37,500	$21,703	3,123,332	$3,123	$157,546,861	$(162,548,941)	$(4,977,254)
Fair value of common stock options issued to consultants					$335,303		$335,303
Common stock issued related to extinguishment of convertible notes			226,287	$227	$207,959		$208,186
Net loss						(635,363)	(635,363)
Balance, June 30, 2018	37,500	$21,703	3,349,619	$3,350	$158,090,123	$(163,184,304)	$(5,069,128)
Sale of common stock units in private placement, net of escrow fees of $5,000	-	-	191,194	190	195,558		195,748
Issuance of common stock units in exchange for note payable to officer	-	-	47,620	48	49,952		50,000
Net loss	-	-	-	-	-	(535,774)	(535,774)
Balance, September 30, 2018	37,500	$21,703	3,588,433	$3,588	$158,335,633	$(163,720,078)	(5,359,154)

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(1,487,389)	$(1,917,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	119,793	-
Amortization of debt issuance costs	2,580	-
Loss on extinguishment of debt	-	105,253
Loss on extinguishment of other liabilities	-	11,154
Stock-based compensation and fees included in -
General and administrative expenses	-	14,248
Foreign currency transaction (gain) loss	(57,135)	108,582
Changes in operating assets and liabilities:
Prepaid expenses	(15,743)	(13,030)
Accounts payable and accrued expenses	432,579	456,302
Accrued compensation and related expenses	585,900	836,849
Accrued interest payable	105,724	198,493
Net cash used in operating activities	(313,691)	(199,966)

Cash flows from financing activities:
Proceeds from sale of common stock units	-	200,750
Placement agent and other offering fees	-	(5,000)
Proceeds from convertible notes borrowings	263,501	-
Debt issuance costs	(8,000)	-
Proceeds from issuance of note payable to officer	25,000	-

Net cash provided by financing activities	280,501	195,750

Cash and cash equivalents:
Net decrease	(33,190)	(4,216)
Balance at beginning of period	33,284	84,902
Balance at end of period	$94	$80,686

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$4,936	$2,802

Non-cash financing activities:
10% convertible notes payable, including accrued interest of $62,267, exchanged for common stock	$-	$213,266
Accounts payable and accrued expenses extinguished with common stock options	$-	$335,529
Officer note payable, exchanged for common stock units	$-	$50,000
Issuance of common stock with 10% convertible notes	$1,588	$-
Warrants issued with convertible debt	$80,698	$-
Original issue discounts associated with convertible debt	$15,500	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Three Months and Nine Months Ended September 30, 2019 and 2018

1. Organization and Basis of Presentation

Organization

RespireRx Pharmaceuticals Inc. (“RespireRx” or the “Company”) was formed in 1987 under the name Cortex Pharmaceuticals, Inc. to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. On December 16, 2015, RespireRx filed a Certificate of Amendment to its Second Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to amend its Second Restated Certificate of Incorporation to change its name from Cortex Pharmaceuticals, Inc. to RespireRx Pharmaceuticals Inc. While previously developing potential applications for respiratory disorders, RespireRx has retained and expanded its ampakine intellectual property and data with respect to neurological and psychiatric disorders and is considering developing certain potential products in this platform, if it is able to obtain additional financing and/or strategic relationships.

In August 2012, RespireRx acquired Pier Pharmaceuticals, Inc. (“Pier”), which is now its wholly-owned subsidiary.

Basis of Presentation

The condensed consolidated financial statements are of RespireRx and its wholly-owned subsidiary, Pier (collectively referred to herein as the “Company,” “we” or “our,” unless the context indicates otherwise). The condensed consolidated financial statements of the Company at September 30, 2019 and for the nine months and three months ended September 30, 2019 and 2018, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the condensed consolidated financial position of the Company as of September 30, 2019 and the results of its condensed consolidated operations for the nine months and three months ended September 30, 2019 and 2018. Condensed consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2018 has been derived from the Company’s audited consolidated financial statements at such date.

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

RespireRx is developing a number of potential products. From the cannabinoid platform, two Phase 2 clinical trials have been completed demonstrating the ability of dronabinol to statistically significantly reduce the symptoms of OSA, which management believes is potentially a multi-billion-dollar market. Subject to raising sufficient financing (of which no assurance can be provided), we believe that we have put most of the necessary pieces into place to rapidly initiate a Phase 3 clinical trial program. By way of definition, when a new drug is allowed by the United States Food and Drug Administration (“FDA”) to be tested in humans, Phase 1 clinical trials are conducted in healthy people to determine safety and pharmacokinetics. If successful, Phase 2 clinical trials are conducted in patients to determine safety and preliminary efficacy. Phase 3 trials, large scale studies to determine efficacy and safety, are the final step prior to seeking FDA approval to market a drug.

Through an extensive translational research effort from the cellular level through Phase 2 clinical trials, the Company has developed a family of novel, low impact ampakines, including CX717, CX1739 and CX1942 that may have clinical application in the treatment of CNS-driven neurobehavioral and cognitive disorders, spinal cord injury, neurological diseases, and certain orphan indications. From our ampakine platform, our lead clinical compounds, CX717 and CX1739, have successfully completed multiple Phase 1 safety trials. Both compounds have also completed Phase 2 efficacy trials demonstrating target engagement, by antagonizing the ability of opioids to induce respiratory depression. CX717 has successfully completed a Phase 2 trial demonstrating the ability to statistically significantly reduce the symptoms of adult ADHD. In an early Phase 2 study, CX1739 improved breathing in patients with central sleep apnea. Preclinical studies have highlighted the potential ability of these ampakines to improve motor function in animals with spinal injury. Subject to raising sufficient financing (of which no assurance can be provided), we believe that we will be able to rapidly initiate a human Phase 2 study with CX1739 and/or CX717 in patients with spinal cord injury and a human Phase 2B study in patients with ADHD with either CX717 or CX1739.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,487,389 and $469,844 for the nine months and three-months ended September 30, 2019, respectively and $2,591,790 for the fiscal year ended December 31, 2018, and negative operating cash flows of $313,692 for the nine months ended September 30, 2019 and $427,368 for the fiscal year ended December 31, 2018. The Company had only $94 of cash at September 30, 2019 and also had a stockholders’ deficiency of $7,039,381 at September 30, 2019 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently, and has for some time, been in significant financial distress. It has extremely limited cash resources and current assets and has no ongoing source of sustainable revenue. Fund raising efforts have been hampered by the Company’s low market capitalization and its common stock’s limited public float and low trading volume. Management is continuing to address various aspects of the Company’s operations and obligations, including, without limitation, debt obligations, financing requirements, intellectual property, licensing agreements, legal and patent matters and regulatory compliance, and has taken steps to continue to raise new debt and equity capital to fund the Company’s business activities from both related and unrelated parties. The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including the pursuit of the Company’s planned research and development activities.

The Company regularly evaluates various measures to satisfy the Company’s liquidity needs, including strategic transactions, development and other agreements with collaborative partners such as Noramco Inc., and, when necessary, seeking to exchange or restructure the Company’s outstanding securities. The Company also is evaluating certain changes to its operations and structure to facilitate raising capital from sources that may be interested in financing only discrete aspects of the Company’s development programs. Such changes could include a significant reorganization, which may include the formation of one or more subsidiaries into which one or more programs may be contributed. To date, we have organized our two major platforms, cannabinoids and ampakines, into two operating divisions with the potential for evolving into stand-alone subsidiary companies. Towards this end, we have begun discussions focused on each of these platforms with potential investors and strategic partners. We also have begun interviewing individuals to assume executive management of the dronabinol platform.

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

The carrying amounts of financial instruments (consisting of cash, cash equivalents, advances on research grants and accounts payable and accrued expenses) are considered by the Company to be representative of the respective fair values of these instruments due to the short-term nature of those instruments. With respect to the note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“SY Corporation”) and the convertible notes payable, management does not believe that the credit markets have materially changed for these types of borrowings since the original borrowing date. The Company considers the carrying amounts of the notes payable to officers, inclusive of accrued interest, to be representative of the respective fair values of such instruments due to the short-term nature of those instruments and their terms.

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

Equipment

Equipment is recorded at cost and depreciated on a straight-line basis over their estimated useful lives, which range from three to five years. All equipment was fully depreciated as of September 30, 2019.

Prepaid Insurance

Long-term prepaid insurance represents the premium paid in March 2014 for directors’ and officers’ insurance tail coverage, which is being amortized on a straight-line basis over the policy period of six years. The amount amortizable in the ensuing twelve- month period is recorded as a current asset in the Company’s condensed consolidated balance sheet at each reporting date. As of September 30, 2019, all such prepaid amounts have been reclassified as current since the policy will expire within one year.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including long-term prepaid insurance, for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable, but at least annually. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the asset’s carrying amount. The Company has not deemed any long-lived assets as impaired at September 30, 2019.

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

There were no stock or stock option grants during the nine months ended September 30, 2019.

For stock options requiring an assessment of value during the nine months ended September 30, 2018, the fair value of each stock option award was estimated using the Black-Scholes option-pricing model using the following assumptions:

Risk-free interest rate	2.56%
Expected dividend yield	0%
Expected volatility	185.41%
Expected life	4.5

The Company recognizes the fair value of stock-based payments in general and administrative costs and in research and development costs, as appropriate, in the Company’s condensed consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option and warrant exercises. There were no stock options exercised during the nine months ended September 30, 2019 and 2018.

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

As of September 30, 2019, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2019, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

On May 6, 2016, the Company made an advance payment to Duke University with respect to the Phase 2A clinical trial of CX1739. At September 30, 2019, an asset balance of $48,912 remained from the advance payment.

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

At September 30, 2019 and 2018, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2019	2018
Series B convertible preferred stock	11	11
Convertible notes payable	867,200	16,061
Common stock warrants	2,016,043	1,703,229
Common stock options	4,287,609	4,323,317
Total	7,170,863	5,507,312

Reclassifications

Certain comparative figures in 2018 have been reclassified to conform to the current nine month and three month presentation. These reclassifications were immaterial, both individually and in the aggregate.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

4. Notes Payable

Convertible Notes Payable

On August 19, 2019, the Company issued a convertible note (the “August 2019 Convertible Note”) bearing interest at 10% per year. The maturity amount is $55,000 and it matures on the nine month anniversary, which is May 19, 2020. The Company incurred debt issuance costs of $2,500 for lender legal fees. The transaction included a $5,000 original issue discount, a warrant to purchase 150,000 shares of common stock and 7,500 Commitment Shares (as such term is defined in the definitive transaction documents), which were issued in connection with the August 2019 Convertible Note. The net proceeds to the Company was $47,500. Subject to certain limitations and adjustments as described in the August 2019 Convertible Note, the holder may convert the August 2019 Convertible Note at a fixed conversion price of $0.50 per share of common stock, provided that from the date that is six months after the issuance date, the conversion price shall be the lower of (a) $0.50 or (b) 60% multiplied by the lowest closing price of the common stock during the twenty (20) consecutive trading days prior to conversion. The Company evaluated all of the terms of the August 2019 Convertible Note and determined that, in accordance with ASC 815, there were no derivatives to be bifurcated or separately valued. However, there were five features of the August 2019 Convertible Note and the related securities purchase agreement that required valuation. They were: (i) the debt issuance costs of $2,500, (ii) the intrinsic value of the beneficial conversion feature, (iii) the value of the warrant, (iv) the original issue discount of $5,000, and (v) the value of the Commitment Shares. The Company amortizes each of these five on a straight-line basis over the life of the August 2019 Convertible Note. The Company valued the warrant using the Black-Scholes valuation method utilizing the following assumptions: (i) exercise price of $0.50, (ii) stock price of $0.65, (iii) life of five years, (iv) five-year risk free rate of 1.47% and (v) volatility of 175.5% that results in the value of one warrant of $0.623 and a total warrant value of $93,450. The amount to be recorded initially as the amount of the August 2019 Convertible Note was then calculated by determining the relative values as percentages of the net proceeds of the August 2019 Convertible Note ($47,500), the beneficial conversion feature ($16,500) and the warrant ($64.08% or $30,440) and the Commitment Shares (3.34% or $1,588). The debt issuance costs, original issue discount and the amount recorded as the intrinsic value of the beneficial conversion feature each are being amortized to interest expense on a straight-line basis over the life the August 2019 Convertible Note.

The table below provides a summary of the August 2019 Convertible Note as of September 30, 2019.

Principal amount of note payable	$55,000
Debt discounts, net of amortization of $8,504	(46,496)
Accrued coupon interest	648
$9,152

On May 17, 2019, the Company issued a master convertible note (the “May 2019 Convertible Note”) issuable in tranches, bearing interest at 10% per year, bearing a maximum maturity amount of $150,000. The first tranche has a maturity amount of $50,000 and matures on the one year anniversary of the tranche which is May 17, 2020. There was a stated original issue discount of $5,000 and the Company incurred debt issuance costs of $2,000 for lender legal fees. Therefore, the net proceeds to the Company was $43,000. Subject to certain limitations and adjustments as described in the May 2019 Convertible Note, the holder may convert from the date of issuance to the maturity date, part or all of the May 2019 Convertible Note, inclusive of accrued interest, into the Company’s common stock at a variable conversion price that is the lesser of (i) lowest trading price as such term is defined in the May 2019 Convertible Note (the lowest closing bid price) in the twenty five day trading period prior to the date of the May 2019 Convertible Note (which price is now fixed at $0.25, the closing bid price on May 16, 2019), or (ii) the variable conversion price (as defined in the May 2019 Convertible Note) which is 61% of the market price (as defined in the May 2019 Convertible Note). The market price is the lowest trading price (closing bid) in the twenty five day trading day period up to the day prior to the conversion. If at any time while the Note is outstanding, the conversion price is equal to or lower than $0.35, then an additional eleven percent (11%) discount is to be factored into the conversion price until the May 2019 Convertible Note is no longer outstanding (resulting in a discount rate of 50% assuming no other adjustments are triggered). The lowest trading price on the date of inception of the May 2019 Convertible Note ($0.25) and the lowest market price were both below $0.35, the effective conversion rate on the inception date was $0.125. Therefore, on the inception date, the first tranche would have converted into 400,000 shares of the Company’s common stock. As of September 30, 2019, the first tranche would convert into 296,438 shares of common stock based upon a conversion price of $0.175 (50% of the lowest closing bid price during the applicable period). The Company evaluated all of the terms of the May 2019 Convertible Note and determined that, in accordance with Accounting Standard Codification (ASC) 815, there were no derivatives to be bifurcated or separately valued. However, there were four features of the May 2019 Convertible Note, the related securities purchase agreement and the warrant that was issued in connection therewith that required valuation. They were: (i) the original issue discount of $5,000, (ii) the debt issuance costs of $2,000, (iii) the beneficial conversion feature and (iv) the value of the warrant. The Company amortized (i) and (ii) above on a straight-line basis over the life of the tranche. The Company evaluated (iii) the intrinsic value of the beneficial conversion feature for a calculated value of $286,000 (($0.84 closing price minus $0.125 conversion price) x 400,000 shares). The Company calculated the warrant value using the Black-Scholes valuation method, utilizing the following assumptions: (a) exercise price of $1.18 per share, (b) stock price $0.84, (c) three year life (d) three year risk free rate of 2.15% and (e) volatility of 210.19% and determined that the value of one warrant was $0.774 and the total warrant value was $32,796 for the warrant exercisable into 42,373 shares of the Company’s common stock, par value $0.001. The amount to be recorded initially as the amount of the May 2019 Convertible Note was then calculated by determining the relative values as percentages of the maturity amount of the May 2019 Convertible Note ($50,000), the beneficial conversion feature ($286,000) and the warrant ($32,796). The respective percentages were 13.56%, 77.55 and 8.89%. The original issue discount, debt issuance costs, the intrinsic value of the beneficial conversion feature and proceeds allocated to the value of the warrant are being amortized to interest expense on a straight-line basis over the life the May 2019 Convertible Note.

The table below provides a summary of the May 2019 Convertible Note as of September 30, 2019.

Principal amount of note payable	$50,000
Debt discounts, net of amortization of $19,072	(31,149)
Accrued coupon interest	1,876
$20,727

On April 24, 2019, the Company issued a convertible note (“the April 2019 Convertible Note”) bearing interest at 10% per year. The maturity amount is $58,500 and matures on the one year anniversary which is April 24, 2020. The Company incurred debt issuance costs of $3,500 for lender legal and due diligence fees. There was no stated original issue discount and no warrants were issued in connection with the April 2019 Convertible Note. The net proceeds to the Company was $50,000. Subject to certain limitations and adjustments as described in the April 2019 Convertible Note, the holder may, from the date that is one hundred eighty (180) days after the issuance to the maturity date, convert part or all of the April 2019 Convertible Note, inclusive of accrued interest, into the Company’s common stock at a variable conversion price that is 61% of the market price as defined in the April 2019 Convertible Note. The market price is the lowest trading price, which in turn is the lowest closing bid price in the twenty (20) trading days prior to conversion. The lowest closing bid price in the twenty (20) day period prior to inception was $0.65 which would calculate to a $0.3964 conversion price and further calculate to 147,541 conversion shares to be issued. The Company evaluated all of the terms of the April 2019 Convertible Note and determined that, in accordance with ASC 815, there were no derivatives to be bifurcated or separately valued. However, there were two features of the April 2019 Convertible Note and the related securities purchase agreement that required valuation. They were: (i) the debt issuance costs of $3,500, and (ii) the intrinsic value of the beneficial conversion feature. The Company amortized (i) on a straight-line basis over the life of the April 2019 Convertible Note. The Company evaluated (ii) as the closing price on the inception date minus the conversion price multiplied by the number of conversion shares and determined that the beneficial conversion feature had an intrinsic value of $44,950 (($0.701 closing price minus $0.3964 conversion price) x 147,541 shares). The debt issuance costs and the amount recorded as the intrinsic value of the beneficial conversion feature are each being amortized to interest expense on a straight-line basis over the life the April 2019 Convertible Note.

The table below provides a summary of the April 2019 Convertible Note as of September 30, 2019.

Principal amount of note payable	$58,500
Debt discounts, net of amortization of $21,238	(27,211)
Accrued coupon interest	2,859
$34,148

On January 2, 2019, February 27, 2019, March 6, 2019 and March 14, 2019, the Company issued convertible notes (collectively, the “2019 Q1 Convertible Notes”) bearing interest at 10% per year. The 2019 Q1 Convertible Notes issued on January 2, 2019 matured on February 28, 2019 with a face amount of $10,000. The 2019 Q1 Convertible Notes issued on February 27, 2019, March 6, 2019 and March 14, 2019 matured on April 30, 2019 with an aggregate face amount of $100,000. Investors also received an aggregate of 110,000 common stock purchase warrants. The warrants were valued using the Black Scholes option pricing model calculated on the date of each grant and had an aggregate value of $78,780. Total value received by the investors was $188,780, the sum of the face value of the convertible note and the value of the warrant. Therefore, the Company recorded a debt discount associated with the warrant issuance of $45,812 and an initial value of the convertible notes of $64,188 using the relative fair value method. An additional $6,653 and $2,811 of interest expense was recorded based upon the 10% annual rate for the nine months and three months ended September 30, 2019, respectively. The 2019 Q1 Convertible Note that matured on February 28, 2019 was not paid and remains outstanding and continues to accrue interest. The 2019 Q1 Convertible Notes that matured on April 30, 2019 were not paid and remain outstanding and continue to accrue interest. Although the 2019 Q1 Convertible Notes are in default, the Company has not received any notices of default from any of the note holders. The 2019 Q1 Convertible Notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events other than the right, but not the obligation, for each investor to convert or exchange his or her 2019 Q1 Convertible Note, but not the warrant, into the next exempt private securities offering. The May 2019 Convertible Note and April 2019 Convertible Note, which the Company does not consider to have arisen from an offering, may be interpreted in such a way that the 2019 Q1 Convertible Note Holders have the right to convert or exchange. However, no holders of such notes have requested a conversion or exchange. The Company does not believe that an offering occurred as of September 30, 2019 or as of the date of the issuance of these financial statements. Therefore, the number of shares of common stock (or preferred stock) into which the 2019 Q1 Convertible Notes may convert is not determinable and the Company has not accounted for any additional consideration. The warrants to purchase 110,000 shares of common stock issued in connection with the sale of the 2019 Q1 Convertible Notes are exercisable at a fixed price of $1.50 per share of common stock, provide no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The Company determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

During December 2018, convertible notes (“2018 Convertible Notes”) bearing interest at 10% per year and maturing on February 28, 2019 and warrants were sold to investors with an aggregate face amount of $80,000. Investors also received 80,000 common stock purchase warrants. The warrants were valued using the Black Scholes option pricing model calculated on the date of each grant and had an aggregate value of $68,025. Total value received by the investors was $148,025, the sum of the face value of the convertible note and the value of the warrant. Therefore, the Company recorded a debt discount associated with the issuance of the warrants of $36,347 and an initial value of the convertible notes of $43,653 using the relative fair value method. An additional $6,067 and $2,044 of interest expense was recorded based upon the 10% annual rate for the nine months and three months ended September 30, 2019, respectively. The 2018 Convertible Notes matured on February 28, 2019, were not paid, remain outstanding and continue to accrue interest. Although the 2018 Convertible Notes are in default, the Company has not received any notices of default from any of the note holders. The 2018 Convertible Notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events other than the right, but not the obligation for each investor to convert or exchange his or her 2018 Convertible Note, but not the warrant, into the next exempt private securities offering. The May 2019 Convertible Note and April 2019 Convertible Note, which the Company does not consider to have arisen from an offering, may be interpreted in such a way that the 2019 Q1 Convertible Note Holders have the right to convert or exchange. However, no holders of such notes have requested a conversion or exchange. The Company does not believe that an offering occurred as of September 30, 2019 or as of the date of the issuance of these financial statements. Therefore, the number of shares of common stock (or preferred stock) into which the 2018 Convertible Notes may convert is not determinable and the Company has not accounted for any additional consideration. The warrants to purchase 80,000 shares of common stock issued in connection with the sale of the 2018 Convertible Notes are exercisable at a fixed price of $1.50 per share of common stock, provide no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The Company determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

The 2018 Convertible Notes and 2019 Q1 Convertible Notes consist of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Principal amount of notes payable	$190,000	$80,000
Discount associated with issuance of warrants net of amortization of $82,159 as of September 30, 2019 and $8,379 as of December 31,2018	-	(27,968)
Accrued interest payable	13,121	401
	$203,121	$52,433

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

The remaining outstanding Original Convertible Notes (including those for which default notices have been received) consist of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Principal amount of notes payable	$125,000	$125,000
Accrued interest payable	76,920	62,233
	$201,920	$187,233

As of September 30, 2019, principal and accrued interest on the one remaining outstanding Original Convertible Note, which is subject to a default notice and which therefore accrues annual interest at 12% instead of 10%, totaled $42,406, of which $17,406 was accrued interest. As of December 31, 2018, principal and accrued interest on convertible notes subject to default notices totaled $38,292 of which $13,292 was accrued interest.

As of September 30, 2019 all of the outstanding Original Convertible Notes, inclusive of accrued interest, were convertible into an aggregate of 17,810 shares of the Company’s common stock, including 6,765 shares attributable to accrued interest of $76,920 payable as of such date. As of December 31, 2018, the outstanding Original Convertible Notes were convertible into 16,460 shares of the Company’s common stock, including 5,471 shares attributable to accrued interest of $62,233 payable as of such date. Such Original Convertible Notes will continue to accrue interest until exchanged, paid or otherwise discharged. There can be no assurance that any of the additional holders of the remaining Original Convertible Notes will exchange their notes.

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars as of that date) from and executed a secured note payable to SY Corporation, an approximately 20% common stockholder of the Company at that time. SY Corporation was a significant stockholder and a related party at the time of the transaction but has not been a significant stockholder or related party of the Company subsequent to December 31, 2014. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in default, although SY Corporation has not issued a notice of default or a demand for repayment. Management believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the nine months ended September 30, 2019, there were no communications between the Company and SY Corporation.

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

Note payable to SY Corporation consists of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	351,188	315,307
Foreign currency transaction adjustment	(27,775)	29,360
	$723,187	$744,441

Interest expense with respect to this promissory note was $35,881 and $12,092 for the nine months and three months ended September 30, 2019, and for the nine months and three months ended September 30, 2018, respectively.

Notes Payable to Officers and Former Officers

For the nine months and three months ended September 30, 2019, $7,683 and $2,589 respectively was charged to interest expense with respect to notes payable to Dr. Arnold S. Lippa, an officer of the Company. For the nine months and three months ended September 30, 2018, $9,517 and $3,319 respectively was charged to interest expense with respect to notes payable to Dr. Arnold S. Lippa.

For the nine months and three months ended September 30, 2019, $11,530 and $3,886 respectively was charged to interest expense with respect notes payable to to Dr.James S. Manuso, a former officer of the Company. For the nine months and three months ended September 30, 2018 $9,754 and $3,564 respectivley was charged to interest expense with respect to notes payable to Dr. James S. Manuso.

As of September 30, 2018, Dr. James S. Manuso resigned as executive officer in all capacities and as a member of the Board of Directors of the Company. All of the $11,530 of interest expense noted above for the nine months ended September 30, 2019, was incurred while Dr. Manuso was no longer an officer.

Other Short-Term Notes Payable

Other short-term notes payable at September 30, 2019 and December 31, 2018 consisted of premium financing agreements with respect to various insurance policies. At the inception of the new policy in March 2019, a premium financing agreement was payable in the initial amount of $61,746, with interest at 9% per annum, in nine monthly installments of $7,120. At September 30, 2019 and December 31, 2018, the aggregate amount of the short-term notes payable was $27,997 and $8,907 respectively.

5. Settlement and Payment Agreements

On August 21, 2019, the Company entered into a Settlement Agreement and Release with Salamandra, LLC (“Salamandra”) in respect to amounts owed to Salamandra, which totaled $202,395 as of September 30, 2019. The settlement agreement reduces the amount owed to a lump-sum payment of $125,000 payable by November 30, 2019, if by that date, the Company has raised an aggregate of at least $600,000 in working capital. Should the Company raise less than $600,000, the Company may pay 21% of the amount raised and cancel that portion of the debt. If the Company is unable to raise $600,000 by November 30, 2019, the settlement agreement becomes null and void. Upon receipt of the settlement payment, mutual releases will become effective with respect to the remaining amount of debt on that date. On October 22, 2019 and November 4, 2019, the Company raised an aggregate of $202,400 in working capital from the net proceeds of the October 2019 Convertible Note and the November 2019 Convertible Note (see Note 9. Subsequent Events). Total working capital raised by the Company from the inception of the Settlement Agreement through November 4, 2019 was $202,400.

On September 23, 2019, the Company and a vendor agreed in principle to a proposed settlement agreement, which has not been documented in the form of a formal agreement. The agreement in principal calls for no reduction in the overall amount to be paid by the Company, which amount is not in dispute, but addresses only a payment schedule. The agreement in principal calls for a payment of a minimum of $100,000 on or before November 30, 2019 assuming the Company has raised at least $600,000 by that date and thereafter calls for a payment of $50,000 per month until paid in full. If the Company does not make a scheduled payment, the agreement in principal would be deemed null and void.

6. Stockholders’ Deficiency

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2019 and December 31, 2018, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock (non-voting, “9% Preferred Stock”); 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”); 205,000 shares were designated as Series A Junior Participating Preferred Stock (non-voting, “Series A Junior Participating Preferred Stock”); and 1,700 shares were designated as Series G 1.5% Convertible Preferred Stock. Accordingly, as of September 30, 2019 and December 31, 2018, 3,505,800 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

Series B Preferred Stock outstanding as of September 30, 2019 and 2018 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred Stock is convertible into approximately 0.00030 shares of common stock at an effective conversion price of $2,208.375 per share of common stock, which is subject to adjustment under certain circumstances. As of September 30, 2019 and December 31, 2018, the shares of Series B Preferred Stock outstanding are convertible into 11 shares of common stock. The Company may redeem the Series B Preferred Stock for $25,001, equivalent to $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

Common Stock

There are 3,879,576 shares of the Company’s common stock outstanding as of September 30, 2019. The Company has reserved an aggregate of 7,401,292 for conversions of convertible debt which reserve includes contractual reserves totaling 7,383,482 shares of the Company’s common stock, which exceeds the actual conversion amounts under those contracts as of September 30, 2019 by 6,534,657 shares. In addition, The Company has reserved 6,303,652 shares of the Company’s common stock for exercises of common stock purchase options granted and warrants issued. There are 6,497 shares of the Company’s common stock reserved as Pier contingent shares. There are 4,490,578 shares reserved for future issuances under the Company’s 2014 and 2015 Plans (as hereafter defined). There are 43,452,954 shares of the Company’s common stock available for future issuances.

Common Stock Warrants

Information with respect to the issuance and exercise of common stock purchase warrants in connection with the Convertible Note Payable and the related warrant, and Notes Payable to Officers, is provided at Note 4.

A summary of warrant activity for the nine months ended September 30, 2019 is presented below.

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Shares	Exercise Price	Life (in Years)
Warrants outstanding and exerciable at December 31, 2018	1,783,229	$2.20393	3.06
Issued	302,372	0.95908
Expired	(69,558)	2.65928
Warrants outstanding and exercisable at September 30, 2019	2,016,043	$1.99011	2.73

The exercise prices of common stock warrants outstanding and exercisable are as follows at September 30, 2019:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.5000	150,000	150,000	August 19, 2024
$1.0000	916,217	916,217	September 20, 2022
$1.1800	42,372	42,372	May 17, 2022
$1.5000	190,000	190,000	December 30, 2023
$1.5620	130,284	130,284	December 31, 2021
$1.5750	238,814	238,814	April 30, 2023
$2.7500	8,000	8,000	September 20, 2022
$4.8750	108,594	108,594	September 30, 2020
$6.8348	145,758	145,758	September 30, 2020
$7.9300	86,004	86,004	February 28, 2021
	2,016,043	2,016,043

Based on a fair market value of $0.45 per share on September 30, 2019, the intrinsic value of exercisable in-the-money common stock warrants as of September 30, 2019 was $7,500.

A summary of warrant activity for the nine months ended September 30, 2018 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding and exercisable at December 31, 2017	1,464,415	$2.68146	3.73
Issued	238,814	1.57500
Warrants outstanding and exercisable at September 30, 2018	1,703,229	$2.52632	4.08

The exercise prices of common stock warrants outstanding and exercisable are as follows at September 30, 2018:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$1.0000	916,217	916,217	September 20, 2022
$1.2870	41,002	41,002	April 17, 2019
$1.5620	130,284	130,284	December 31, 2021
$1,5750	238,814	238,814	April 30, 2023
$2.7500	8,000	8000	September 20, 2022
$4.8500	5,155	5,155	September 23, 2019
$4.8750	108,594	108,594	September 30, 2020
$5.0000	5,000	5,000	September 22, 2019
$5.1025	10,309	10,309	January 29, 2019
$6.5000	8,092	8,092	February 4, 2019
$6.8348	145,758	145,758	September 30, 2020
$7.9300	86,004	86,004	February 28, 2021
	1,703,229	1,703,229

Based on a fair market value of $0.7171 per share on September 30, 2018, there were no exercisable in-the money common stock warrants as of September 30, 2018.

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

There were no grants of common stock options or of stock for the nine month period ended September 30, 2019.

A summary of stock option activity for the nine months ended September 30, 2019 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding and exercisable at December 31, 2018	4,344,994	$3.7634	7.38
Expired	(57,385)	(15.6139)
Options outstanding and exercisable at September 30, 2019	4,287,609	$3.3798	5.23

The exercise prices of common stock options outstanding and exercisable were as follows at September 30, 2019:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.7000	21,677	21,677	November 21, 2023
$1.1200	310,388	310,388	April 5, 2023
$1.2500	16,762	16,762	December 7, 2022
$1.3500	34,000	34,000	July 28, 2022
$1.4500	1,849,418	1,849,418	December 9, 2027
$1.4500	100,000	100,000	December 9, 2027
$2.0000	285,000	285,000	June 30, 2022
$2.0000	25,000	25,000	July 26, 2022
$3.9000	395,000	395,000	January 17, 2022
$4.5000	7,222	7,222	September 2, 2021
$5.6875	89,686	89,686	June 30, 2020
$5.7500	2,608	2,608	September 12, 2021
$6.4025	27,692	27,692	August 18, 2020
$6.4025	129,231	129,231	August 18, 2022
$6.4025	261,789	261,789	August 18, 2025
$6.8250	8,791	8,791	December 11, 2020
$7.3775	523,077	523,077	March 31, 2021
$8.1250	169,231	169,231	June 30, 2022
$13.9750	3,385	3,385	March 14, 2024
$15.4700	7,755	7,755	April 8, 2020
$15.9250	2,462	2,462	February 28, 2024
$16.6400	1,538	1,538	January 29, 2020
$19.5000	9,487	9,487	July 17, 2022
$19.5000	6,410	6,410	August 10, 2022
	4,287,609	4,287,609

There was no deferred compensation expense for the outstanding stock options at September 30, 2019.

Based on a fair market value of $0.45 per share on September 30, 2019, there was no intrinsic value of exercisable in-the-money common stock options as of September 30, 2019.

A summary of stock option activity for the nine months ended September 30, 2018 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding and exercisable at December 31, 2017	3,996,167	$3.7634	6.30
Granted	327,150	1.1267	4.50
Options outstanding and exercisable at September 30, 2018	4,323,317	$3.5855	6.17

The exercise prices of common stock options outstanding and exercisable were as follows at September 30, 2018:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$1.1200	310,388	310,388	April 5, 2023
$1.2500	16,762	16,762	December 7, 2022
$1.3500	34,000	34,000	July 28, 2022
$1.4500	1,849,418	1,849,418	December 9, 2027
$1.4500	100,000	100,000	December 9, 2027
$2.0000	285,000	285,000	June 30, 2022
$2.0000	25,000	25,000	July 26, 2022
$3.9000	395,000	395,000	January 17, 2022
$4.5000	7,222	7,222	September 2, 2021
$5.6875	89,686	89,686	June 30, 2020
$5.7500	2,608	2,608	September 12, 2021
$6.4025	27,692	27,692	August 18, 2020
$6.4025	129,231	129,231	August 18, 2022
$6.4025	261,789	261,789	August 18, 2025
$6.8250	8,791	8,791	December 11, 2020
$7.3775	523,077	523,077	March 31, 2021
$8.1250	169,231	169,231	June 30, 2022
$13.0000	7,385	7,385	March 13, 2019
$13.0000	3,846	3,846	April 14, 2019
$13.9750	3,385	3,385	March 14, 2024
$15.4700	7,755	7,755	April 8, 2020
$15.9250	2,462	2,462	February 28, 2024
$16.0500	46,154	46,154	July 17, 2019
$16.6400	1,538	1,538	January 29, 2020
$19.5000	9,487	9,487	July 17, 2022
$19.5000	6,410	6,410	August 10, 2022
	4,323,317	4,323,317

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

At September 30, 2019, the Company had 65,000,000 shares of common stock authorized and 3,879,576 shares of common stock issued and outstanding. The Company has reserved 11 shares of common stock for the conversion of the Series B Preferred Stock. The Company has reserved an aggregate of 7,401,292 for conversions of convertible debt which reserve includes contractual reserves totaling 7,383,482 shares of the Company’s common stock, which exceeds the actual conversion amounts under those contracts as of September 30, 2019 by 6,516,847 shares. In addition, The Company has reserved 6,303,652 shares of the Company’s common stock for exercises of common stock purchase options granted and warrants issued. There are 6,497 shares of the Company’s common stock reserved as Pier contingent shares. There are 4,490,578 shares reserved for future issuances under the Company’s 2014 and 2015 Plans (as hereafter defined). Accordingly, after taking into consideration the reserved shares, there are 42,918,394 shares of the Company’s common stock available for future issuances. The Company expects to satisfy its future common stock commitments through the issuance of authorized but unissued shares of common stock.

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

8. Commitments and Contingencies

Pending or Threatened Legal Action and Claims

By letter dated May 18, 2018, the Company received notice from counsel claiming to represent TEC Edmonton and The Governors of the University of Alberta, which purported to terminate, effective December 12, 2017, the license agreement dated May 9, 2007 between the Company and The Governors of the University of Alberta. The license relates to the use of ampakines for the treatment of various respiratory disorders. The Company, through its counsel, disputed any grounds for termination and notified the representative that it invoked Section 13 of that license agreement, which mandates a meeting to be attended by individuals with decision-making authority to attempt in good faith to negotiate a resolution to the dispute. In February 2019, the Company and TEC Edmonton tentatively agreed to terms acceptable to all parties to establish a new license agreement and the form of a new license agreement. However, the Company has re-evaluated that portion of its ampakine program and has decided not to enter into a new agreement, at this time. The lack of entry into a new agreement at this time does not affect the Company’s other ampakine programs and permits the Company to reallocate resources to those programs, including, but not limited to ADHD, SCI, FXS and others.

By e-mail dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and payable for investment banking services rendered. Such amount has been included in accrued expenses at September 30, 2019 and December 31, 2018.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s consolidated financial statements as of September 30, 2019 and December 31, 2018 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

Significant Agreements and Contracts

Consulting Agreement

Richard Purcell, the Company’s Senior Vice President of Research and Development since October 15, 2014, provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc., through which the Company has contracted for his services, for a monthly cash fee of $12,500. Additional information with respect to shares of common stock that have been issued to Mr. Purcell is provided at Note 6. Cash compensation expense pursuant to this agreement totaled $112,500 and $37,500 for the nine months and three months ended September 30, 2019 and 2018, which is included in research and development expenses in the Company’s consolidated statements of operations for such periods.

Employment Agreements

On October 12, 2018, Dr. Lippa was named Interim President and Interim Chief Executive Officer to replace Dr. Manuso who resigned effective September 30, 2018. Dr. Lippa continues to serve as the Company’s Executive Chairman and as a member of the Board of Directors. Also, on August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which is for an initial term through September 30, 2018 (and which automatically extended on September 30, 2018 and September 30, 2019 and will automatically extend annually, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Lippa received an annual base salary of $300,000. Dr. Lippa is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Lippa was granted stock options to acquire 30,769 shares of common stock of the Company and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Dr. Lippa is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Lippa is provided at Note 6. Cash compensation accrued pursuant to this agreement totaled $254,700 and $84,900 for the nine months and three months ended September 30, 2019 and 2018, respectively, and $339,600 for the fiscal year ended December 31, 2018 which amounts are included in accrued compensation and related expenses in the Company’s consolidated balance sheet at September 30, 2019 and December 31, 2018, and in research and development expenses in the Company’s consolidated statement of operations. Dr. Lippa does not receive any additional compensation for serving as Executive Chairman and on the Board of Directors.

On August 18, 2015, the Company also entered into an employment agreement with Jeff E. Margolis, in his role as Vice President, Secretary and Treasurer. Pursuant to the agreement, which was for an initial term through September 30, 2016 (and which has automatically extended on each subsequent anniversary and will continue to automatically extend annually upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date). At the inception of the employment agreement, Mr. Margolis was granted stock options to acquire 30,769 shares of common stock of the Company and remians eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Margolis is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Mr. Margolis is also entitled to be reimbursed for business expenses. Mr. Margolis’ employment agreement was amended effective July 1, 2017. The employment agreement amendment called for payment in three installments in cash of the $60,000 bonus granted on June 30, 2015. A minimum of $15,000 was to be payable in cash as follows: (a) $15,000 payable in cash upon the next closing (after July 1, 2017) of any financing in excess of $100,000 (b) $15,000 payable by the end of the following month assuming cumulative closings (beginning with the closing that triggered (a)) in excess of $200,000 and (c) $30,000 payable in cash upon the next closing of any financing in excess of an additional $250,000. The conditions of (a), (b) and (c) above were met as of December 31, 2017, however Mr. Margolis has waived the Company’s obligation to make any payments of the cash bonus until the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis. Mr. Margolis currently receives an annual base salary of $300,000, and is also eligible to receive performance-based annual bonus awards ranging from $65,000 to $125,000, based upon the achievement of annual performance goals established by the Board of Directors in consultation with Mr. Margolis prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additional information with respect to the stock options granted to Mr. Margolis is provided at Note 6. Recurring cash compensation accrued pursuant to this amended agreement totaled $241,200 and $80,400 for the nine months and three months ended September 30, 2019 and 2018, respectively, and $321,600 for the fiscal year ended December 31, 2018. Such amounts are included in accrued compensation and related expenses in the Company’s consolidated balance sheet at September 30, 2019 and December 31, 2018 respectively, and in general and administrative expenses in the Company’s consolidated statement of operations.

The employment agreements between the Company and each of Dr. Lippa and Mr. Margolis (prior to the 2017 amendment), respectively, provided that the payment obligations associated with the first year base salary were to accrue, but no payments were to be made, until at least $2,000,000 of net proceeds from any offering or financing of debt or equity, or a combination thereof, was received by the Company, at which time scheduled payments were to commence. Dr. Lippa and Mr. Margolis (who are each also directors of the Company), and prior to his resignation, Dr. James S. Manuso, have each agreed, effective as of August 11, 2016, to continue to defer the payment of such amounts indefinitely, until such time as the Board of Directors of the Company determines that sufficient capital has been raised by the Company or is otherwise available to fund the Company’s operations on an ongoing basis. Additionally, on December 9, 2017, Dr. Lippa, Mr. Margolis and Dr. Manuso forgave accrued compensation that had accrued through September 30, 2017 in exchange for stock options.

University of Alberta License Agreement

On May 9, 2007, the Company entered into a license agreement, as amended, with the University of Alberta granting the Company exclusive rights to practice patents held by the University of Alberta claiming the use of ampakines for the treatment of various respiratory disorders. The Company agreed to pay the University of Alberta a licensing fee and a patent issuance fee, which were paid, and prospective payments consisting of a royalty on net sales, sublicense fee payments, maintenance payments and milestone payments. The prospective maintenance payments commence on the enrollment of the first patient into the first Phase 2B clinical trial and increase upon the successful completion of the Phase 2B clinical trial. As the Company does not at this time anticipate scheduling a Phase 2B clinical trial in the near term, no maintenance payments to the University of Alberta are currently due and payable, nor are any maintenance payments expected to be due in the near future in connection with the license agreement. On May 18, 2018, the Company received a letter from counsel claiming to represent TEC Edmonton and The Governors of the University of Alberta, which purported to terminate, effective December 12, 2017, the license agreement dated May 9, 2007 (as subsequently amended) between the Company and The Governors of the University of Alberta. The Company, through its counsel, disputed any grounds for termination and notified the representative that it invoked Section 13 of that license agreement, which mandates a meeting to be attended by individuals with decision-making authority to attempt in good faith to negotiate a resolution to the dispute. In February 2019, the Company and TEC Edmonton tentatively agreed to terms acceptable to all parties to establish a new license agreement and the form of a new license agreement. However, the Company has re-evaluated that portion of its ampakine program and has decided not to enter into a new agreement, at this time. The lack of entry into a new agreement at this time does not affect the Company’s other ampakine programs and permits the Company to reallocate resources to those programs, including, but not limited to ADHD, SCI, FXS and others.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The minimum annual royalty obligation of $100,000 due on December 31, 2018, was extended to February 28, 2019, when such payment obligation was paid by the Company. One-time milestone payments may become due based upon the achievement of certain development milestones. $350,000 will be due within five days after the dosing of the first patient is a Phase III human clinical trial anywhere in the world. $500,000 will be due within five days after the first NDA filing with FDA or a foreign equivalent. $1,000,000 will be due within twelve months of the first commercial sale. One-time royalty payments may also become due and payable. Annual royalty payments may also become due. In the year after the first application for market approval is submitted to the FDA or a foreign equivalent and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA or a foreign equivalent and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000. For each of the nine month and three month periods ending September 30, 2019 and 2018, the Company recorded a charge to operations of $75,000 and $25,000, respectively, with respect to its minimum annual royalty obligation, which is included in research and development expenses in the Company’s consolidated statements of operations for the nine months and three months ended September 30, 2019 and 2018, respectively.

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

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2019, aggregating $1,211,200 License agreement amounts included in the 2019 column represents amounts contractually due from October 1, 2019 through December 31, 2019 (three months) and in each of the subsequent years, represents the full year. Employment agreement amounts included in the 2019 column represent amounts contractually due at from October 1, 2019 through September 30, 2020 (twelve months) when such contracts expire unless extended pursuant to the terms of the contracts.

		Payments Due By Year
	Total	2019	2020	2021	2022	2023
License agreements	$425,000	$25,000	$100,000	$100,000	$100,000	$100,000
Litigation settlement	125,000	$125,000	-	-	-	-
Employment agreements (1)	661,200	165,300	495,900	-	-	-
Total	$1,211,200	$315,300	$595,900	$100,000	$100,000	$100,000

(1) The payment of such amounts has been deferred indefinitely, as described above at “Employment Agreements.” The 2019 amounts include three months of employment agreement obligations for Dr. Lippa and Mr. Margolis as their employment contracts renewed on September 30, 2019 and the 2019 obligations include the three months of obligations through December 31, 2019.

9. Subsequent Events

On October 22, 2019, the Company entered into a securities purchase agreement, a 10% Convertible Note (the “October 2019 Convertible Note”) and several other related agreements and documents. The October 2019 Convertible Note matures on July 22, 2020, provided for net proceeds to the Company of $54,500 which was received by the Company on October 28, 2019, and has a face amount of $60,000, bears interest at 10% per year, had an original issue discount of $1,750 and capitalized note costs of $3,750 (for legal and due diligence fees of the Holder of the October 2019 Convertible Note). The holder of the October 2019 Convertible Note also received 10,000 restricted shares of the Company’s common stock as commitment shares and a warrant to purchase 175,000 shares of the Company’s common stock, exercisable at $0.50 per share of common stock for five years. The October 2019 Convertible Note may be prepaid at the option of the Company, inclusive of accrued interest, by the Company subject to prepayment premium factors as described in the definitive documents and may not be prepaid after the 180th day. Subject to certain limitations, the October 2019 Convertible Note may be converted by the holder at 60% of the lowest traded price of the Company’s common stock, subject to a minimum trade size of 100 shares and a minimum daily trading volume of at least 100 shares, for the twenty (20) consecutive trading days prior to such conversion. In addition, the holder has certain redemption rights in the event of a subsequent financing and other rights. Pursuant to the terms of the definitive transaction documents, the Company must reserve that number of shares of common stock from its authorized but unissued shares that is six (6) times the number of shares of common stock into which the October 2019 Convertible Note may convert. At inception the Company reserved 1,935,000 shares in connection with the transaction.

On November 4, 2019, the Company entered into a securities purchase agreement, a 10% Convertible Note (the “November 2019 Convertible Note”) and several other related agreements and documents. The November 2019 Convertible Note has a face amount of $170,000, matures on November 4, 2020, bears interest at 10% per year and resulted in net proceeds to the Company of $147,900, after taking into account capitalized note costs of $8,500 and an original issue discount of $13,600. There were no warrants or commitment shares issued with respect to the November 2019 Convertible Note. The November 2019 Convertible Note may be prepaid subject to prepayment premium factors as described in the definitive documents and may not be prepaid after the 180th day. The holder may convert, at any time, the November 2019 Convertible Note at the holder’s option into shares of the Company’s common stock at a price that is 60% of the lowest trading price, taking into consideration only trades of 100 shares or more, for the twenty (20) consecutive trading days prior to and inclusive of the conversion date of such conversion. Pursuant to the terms of the definitive transaction documents, at inception, the Company created an initial reserve of 5,200,000 shares of common stock in connection with this transaction from its authorized but unissued shares and must maintain a reserve at all times that is five (5) times the number of shares of common stock into which the October 2019 Convertible Note may convert.

On November 12, 2019 the holder of the April 2019 Convertible Note (See Note 4. Notes Payable - Convertible Notes Payable) converted $10,000 of principal amount into 81,967 shares of the Company’s common stock ($0.1220 per share). On October 28, 2019 the same holder converted $10,000 of principal amount of the April 2019 Convertible Note into 73,529 shares of the Company’s common stock ($0.1360 per share). There remains, as of November 12, 2019, $38,500 of principal amount plus accrued interest outstanding under the April 2019 Convertible Note.

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

These factors have made it difficult to raise capital or find strategic partners for the development of ampakines for the treatment of opioid induced respiratory depression and we are assessing whether to continue with this program. In addition, as noted above, we have decided not to enter into a new license agreement with TEC Edmonton at this time and are suspending the development of this program until the political climate is clarified and we are able to either raise funding or enter into a strategic relationship for this purpose. Nevertheless, the valuable data derived from these translational studies have established antagonism of OIRD as a biomarker for demonstrating proof of principle and target engagement in support of continued ampakine development for other indications.

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

The Company conducted a 21-day, randomized, double-blind, placebo-controlled, dose escalation Phase 2A clinical study in 22 patients with OSA, in which dronabinol produced a statistically significant reduction in AHI, the primary therapeutic end-point, and was observed to be safe and well tolerated, with the frequency of side effects no different from placebo (Prasad et al, Frontiers in Psychiatry, 2013). This clinical trial provided data allowing for the submission of patent applications claiming unique dosage strengths and controlled release formulations optimized for use in the treatment of OSA. If approved, these pending patents would extend market exclusivity until 2036.

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

In conjunction with its management and consultants, RespireRx has developed a regulatory strategy in which we intend to file a new NDA under Section 505(b)(2) claiming the efficacy and safety of our proposed proprietary dronabinol formulation in the treatment of OSA. We have engaged Camargo Pharmaceutical Services, LLC to act as regulatory consultants and assist with FDA filings and regulatory strategy. If we can secure sufficient financing, of which no assurance can be provided, we anticipate requesting a pre-IND meeting with the FDA. This meeting also could create the type of dialogue with the FDA that is normally communicated at an end-of Phase 2 meeting. The FDA responses to this meeting will be incorporated into an IND, which we believe we could be in a position to submit within 60 days of receiving their communication.

Unlike a standard 505(b)(1) NDA, the 505(b)(2) process begins with a pre-IND meeting with the FDA, then moves to formulation development (and nonclinical studies, if necessary) and then to the IND (investigational new drug) filing. We believe that the pre-IND meeting will involve discussions of formulation and safety, as well as certain required clinical trials. If we can secure sufficient financing, of which no assurance can be provided, we plan to propose conducting a clinical study with our proprietary controlled release formulation in OSA patients to determine safety, pharmacokinetics and efficacy. In addition, if we secure sufficient funding, we intend to propose a standard Phase 1 clinical study to determine potential abuse liability. When a Phase 3 study is required for a 505(b)(2), usually only one study with fewer patients is necessary versus the two, large scale, confirmatory studies generally required for 505(b)(1). While no assurance can be provided, with an extensive safety database tracking chronic, long-term use of Marinol® and generics, we believe that FDA should not have major safety concerns with dronabinol in the treatment of OSA.

RespireRx has worked with the PACE investigators and staff, as well as with our Clinical Advisory Panel to design a Phase 3 protocol that, based on the experience and results from the Phase 2A and Phase 2B trials, we believe will provide sufficient data for FDA approval of a RespireRx dronabinol controlled release formulation for OSA. The current version of the protocol is designed as a 90-day randomized, blinded, placebo controlled study of dronabinol in the treatment of OSA. Depending on feedback from the FDA, RespireRx estimates that the Phase 3 trial would require between 120 and 300 patients at 15 to 20 sites, and take 18 to 24 months to complete, at a cost of between $10 million and $14 million. Subject to raising sufficient financing, of which no assurance can be provided, RespireRx intends to submit the Phase 3 protocol to the FDA.

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

While we initially believed that the most direct route to commercialization was to proceed directly to a Phase 3 pivotal clinical trial using the currently available dronabinol formulation (2.5, 5 and 10 mg gel caps) and to commercialize a RespireRx branded dronabinol capsule (“RBDC”) with an NDA, several recent developments have caused us to re-evaluate this approach. First, in the past 6 to 12 months, new formulation technology has emerged allowing the creation of a proprietary dronabinol formulation with potentially optimized dose and duration of action for treating OSA. Second, discussions in process with a number of formulation companies with existing dronabinol formulation technologies, expertise, and licensure capabilities may lead to the development of a proprietary formulation of dronabinol for RespireRx based on RespireRx’s pending patents for low-dose and extended release dronabinol. This has led us to conclude that the development of a novel, proprietary formulation of dronabinol would only delay market entry by approximately 12 months. Third, we recently have filed a continuation in part for our pending patent claiming dosage and controlled release of dronabinol as well as a new U.S. Provisional Patent Application further claiming dosage and controlled release of cannabinoids alone or in combination including with non-cannabinoid molecules. We believe that these new filings, if approved, should provide market protections through at least 2036. Finally, a number of potential cannabinoid investors and strategic partners with whom we have had discussions have expressed interest only in the development of a new, proprietary formulation with extended patent life.

We have identified, and initiated discussions with, several formulation companies with existing dronabinol formulations, expertise and licensure to develop a proprietary formulation of dronabinol for RespireRx based on RespireRx’s pending patents for low-dose and extended release dronabinol. However, no assurance can be provided that formulation agreements will be consummated on terms acceptable to us. The failure to consummate these agreements would materially and adversely affect the Company.

Technology Rights

University of Illinois License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement to our condensed consolidated financial statements at September 30, 2019 in Part I.

University of Alberta License Agreement and Research Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Alberta License Agreement to our condensed consolidated financial statements at September 30, 2019 in Part I.

See Note 4. Notes Payable - Convertible Notes Payable to our condensed consolidated financial statements at September 30, 2019 in Part I.

Going Concern

See Note 2. Business – Going Concern to our condensed consolidated financial statements at September 30, 2019 in Part I.

The Company’s regular efforts to raise capital and to evaluate measures to permit sustainability are time-consuming and intensive. Such efforts may not prove successful and may cause distraction, disruption or other adversity that limits the Company’s development program efforts.

Recent Accounting Pronouncements

See Note 2 to the Company’s condensed consolidated financial statements at September 30, 2019 in Part I.

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Concentration of Risk

See Note 2. Significant Accounting Policies – Concentration of Risk to the Company’s condensed consolidated financial statements at September 30, 2019 in Part I.

See Note 8. Commitments and Contingencies – University of Alberta License Agreement to the Company’s condensed consolidated financial statements at September 30, 2019 in Part I.

See Note 8. Commitments and Contingencies – University of Illinois 2014 Exclusive License Agreement to the Company’s condensed consolidated financial statements at September 30, 2019 in Part I.

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

Results of Operations

Three-months Ended September 30, 2019 and 2018

Revenues. The Company had no revenues during the three-months ended September 30, 2019 and 2018.

General and Administrative. For the three months ended September 30, 2019, general and administrative expenses were $279,930, a decrease of $70,631, as compared to $350,561 for the three months ended September 30, 2018. The decrease in general and administrative expenses for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, is primarily due to a decrease in compensation and benefits of $103,650 as a result of the departure of Dr. James S. Manuso as the Company’s Chief Executive Officer and President, decreases in legal fees of $22,011 and consulting fees of $8,000 and other decreases of approximately $3,026 in several other general and administrative expense categories. These decreases were partially offset by increases in Board of Directors fees of $20,000, accounting fees of approximately $16,385, patent-related legal and other fees of $15,630, insurance costs of $13,837 and other costs of $204.

There was no stock-based compensation in general and administrative expenses for the three months ended September 30, 2019 or 2018.

Research and Development. For the three months ended September 30, 2019, research and development expenses were $150,527, a decrease of $2,508, as compared to $153,035 for the three months ended September 30, 2018. The decrease in research and development expenses for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, is primarily a result of a decrease in research and development costs associated with a research contract totaling $3,760 offset by an increase in insurance expenses of $1,252.

There was no stock-based compensation in research and development expenses for the three months ended September 30, 2019 or 2018.

Interest Expense. During the three months ended September 30, 2019, interest expense was $70,168 (including $2,589 to related parties), an increase of $35,007, as compared to $35,161 (including $11,714 to related parties) for the three months ended September 30, 2018. The increase is the result of interest on the additional $163,500 related to the April 2019 Convertible Note, the May 2019 Convertible Note and the August 2019 Convertible Note and the full quarter interest associated with the 2019 Q1 Convertible Notes totaling $110,000 of principal amount, none of which notes existed during the three months ended September 30, 2018, interest in respect to the judgment described in Note 8, ongoing interest on the Original Convertible Notes, interest on the note payable to SY Corporation and the officer notes payable.

Foreign Currency Transaction Gain (Loss). Foreign currency transaction gain was $30,781 for the three months ended September 30, 2019, as compared to a foreign currency transaction gain of $2,983 for the three-months ended September 30, 2018. The foreign currency transaction gain relates to the $399,774 loan from SY Corporation made in June 2012, which is denominated in the South Korean Won.

Net Loss Attributable to Common Stockholders. For the three months ended September 30, 2019, the Company incurred a net loss of $469,844 as compared to a net loss of $535,774 for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 and 2018

Revenues. During the nine months ended September 30, 2019 and 2018, the Company had no revenues.

General and Administrative. For the nine months ended September 30, 2019, general and administrative expenses were $874,834, a decrease of $263,502, as compared to $1,138,336 for the nine months ended September 30, 2018, primarily due to a decrease in compensation and benefits of $311,211 as a result of the departure of Dr. James S. Manuso as the Company’s Chief Executive Officer and President, a decrease in investor relations expenses of $30,805, a decrease of $9,289 of conference and related travel expenses and a decrease in other expenses of $2,105. These decreases were partially offset by an increase in Board of Directors fees of $60,000, consulting fees of $8,000, accounting fees of $5,190, legal fees of $5,194, insurance expenses of $7,869 and other expenses of $1,528.

Research and Development. For the nine months ended September 30, 2019, research and development expenses were $447,877, a decrease of $10,385, as compared to $458,262 for the nine months ended September 30, 2018, primarily as a result of the scaling back of research and development in general due to financial constraints.

Loss on Extinguishment of Debt and other Liabilities in Exchange for Equity. During the nine months ended September 30, 2019, the loss on extinguishment of debt was $0 as compared to $116,407 for the nine months ended September 30, 2018. During February of 2018, the Company entered in an exchange agreement with the holder of two 10% convertible notes pursuant to which $43,552 of principal and accrued interest were exchanged for the Company’s common stock, par value, $0.001 resulting in a loss on extinguishment of this debt of $66,782. In the second quarter of 2018, the company extinguished a liability with common stock purchase options resulting in a loss of $11,154 and exchanged four 10% Convertible Notes for the Company’s common stock, par value $0.001, resulting in a loss on extinguishment of debt of $38,470. There were no exchanges in the nine month period ended September 30, 2019.

Interest Expense. During the nine months ended September 30, 2019, interest expense was $221,813 (including $7,683 to related parties), an increase of $125,583, as compared to $96,230 (including $29,937 to related parties) for the nine months ended September 30, 2018. The net increase is primarily the result of accrual of interest on 10% convertible notes dated in January, February and March of 2019 and the April 2019 Convertible Note, the May 2019 Convertible Note and the August 2019 Convertible Note and incremental interest on previous officer notes, 2014 and 2015 Convertible Notes, the note to SY Corporation and on the judgment described in Note 8.

Foreign Currency Transaction Gain (Loss). Foreign currency transaction gain was $57,135 as compared to a loss of $108,582 for the nine months ended September 30, 2019 and 2018 respectively. The foreign currency transaction gain (loss) relates to the $399,774 loan from SY Corporation made in June 2012, which is denominated in the South Korean Won.

Net Loss and Net Loss Attributable to Common Stockholders. For the nine months ended September 30, 2019, the Company incurred a net loss attributable to common stockholders of $1,487,389, as compared to a net loss attributable to common stockholders of $1,917,817 for the nine months ended September 30, 2018.

Liquidity and Capital Resources – September 30, 2019

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,487,389 for the nine months ended September 30, 2019 and $2,591,790 for the fiscal year ended December 31, 2018, and negative operating cash flows of $313,692 for the nine months ended September 30, 2019 and $427,368 for the fiscal year ended December 31, 2018, had a stockholders’ deficiency of $7,039,381 at September 30, 2019, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2018, expressed substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2019, the Company had a working capital deficit of $7,039,381, as compared to a working capital deficit of $5,736,369 at December 31, 2018, reflecting an increase in the working capital deficit of $1,303,012 for the nine months September 30, 2019. The increase in the working capital deficit during the nine months ended September 30, 2019 is comprised primarily of an increase in total current liabilities of $1,288,679, and a decrease in current assets of $17,447. The increase in current liabilities is comprised of an increase in accounts payable and accrued expenses of $432,579, an increase in accrued compensation of $585,900, an increase in convertible notes payable of $229,401, an increase in other short term notes payable (primarily insurance premium financing) of $19,090 and an increase in officer and former officer notes payable of $42,963, partially offset by a decrease in the note to SY Corporation inclusive of accrued interest of $22,254.

At September 30, 2019, the Company had cash of $94, as compared to $33,284 at December 31, 2018, reflecting decrease in cash of $33,190 for the nine months ended September 30, 2019. Since September 30, 2019, the Company has raised additional working capital, as described in Note 9. Subsequent Events to our condensed consolidated financial statements at September 30, 2019.

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

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis and regularly evaluates various measures to satisfy the Company’s liquidity needs, including development and other agreements with collaborative partners and seeking to exchange or restructure some of the Company’s outstanding securities. The Company is evaluating certain changes to its operations and structure to facilitate raising capital from sources that may be interested in financing only discrete aspects of the Company’s development programs. Such changes could include a significant reorganization. Though the Company actively pursues opportunities to finance its operations through external sources of debt and equity financing, it has experienced very limited access to such financing, and the cost of such capital, both in terms of rates and other conditions, has been high. Accordingly, there can be no assurance that further financing will continue to be available on terms acceptable to the Company, or at all.

Operating Activities. For the nine months months ended September 30, 2019, operating activities utilized cash of $313,692, as compared to utilizing cash of $199,966 for the six months ended September 30, 2018, to support the Company’s ongoing general and administrative expenses as well as its research and development activities.

Financing Activities. For the nine months ended September 30, 2019, financing activities consisted of the borrowings on convertible notes with warrants of $353,500 and the financing with a short term note of $71,068 in connection with the new directors and officers’ insurance policy as well as other insurance policies.

Principal Commitments

Employment Agreements

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – Employment Agreements to our condensed consolidated financial statements at September 30, 2019 in Part I.

University of Alberta License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Alberta License Agreement to our condensed consolidated financial statements at September 30, 2019 in Part I.

University of Illinois 2014 Exclusive License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement to our condensed consolidated financial statements at September 30, 2019 in Part I.

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2019, aggregating $1,211,200 license agreement amounts included in the 2019 column represents amounts contractually due from October 1, 2019 through December 31, 2019 (three months) and in each of the subsequent years, represents the full year. Employment agreement amounts included in the 2019 column represent amounts contractually due at from October 1, 2019 through September 30, 2020 (twelve months) when such contracts expire unless extended pursuant to the terms of the contracts.

		Payments Due By Year
	Total	2019	2020	2021	2022	2023
License agreements	$425,000	$25,000	$100,000	$100,000	$100,000	$100,000
Litigation settlement	125,000	$125,000	-	-	-	-
Employment agreements (1)	661,200	165,300	495,900	-	-	-
Total	$1,211,200	$315,300	$595,900	$100,000	$100,000	$100,000

(1) The payment of such amounts has been deferred indefinitely, as described above at “Employment Agreements.” The 2019 amounts include three months of employment agreement obligations for Dr. Lippa and Mr. Margolis as their employment contracts renewed on September 30, 2019 and the 2019 obligations include the three months of obligations through December 31, 2019.

Off-Balance Sheet Arrangements

At September 30, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are periodically subject to various pending and threatened legal actions and claims. See Note 8. Commitments and Contingencies – Pending or Threatened Legal Actions and Claims to our condensed consolidated financial statements at September 30, 2019 for details regarding these matters. See also, Note 5. Settlement and Payment Agreements for a description of a settlement agreement regarding one potential proceeding and the proposed settlement of another potential proceeding.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Note 4. Notes Payable - Convertible Notes Payable to our Condensed Consolidated Financial Statements for convertible debt issued during the three month period ended September 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from, and executed a secured note payable to, SY Corporation, an approximate 20% common stockholder of the Company at that time. SY Corporation was a significant stockholder and a related party at the time of the transaction, but was not considered a significant stockholder or related party subsequent to December 31, 2015. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although SY Corporation has not issued a notice of default or a demand for repayment. The Company believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the nine months ended September 30, 2019, there were no further communications between the Company and SY Corporation.

Note payable to SY Corporation consists of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	351,188	315,307
Foreign currency transaction adjustment	(27,775)	29,360
	$723,187	$744,441

Interest expense with respect to this promissory note was $35,881 and $12,092 for the nine months and three months ended September 30, 2019 and for the nine months and three months ended September 30, 2018, respectively.

Default on Convertible Notes Payable

As of September 30, 2019, principal and accrued interest on the one remaining outstanding Original Convertible Note, which is subject to a default notice and which therefore accrues annual interest at 12% instead of 10%, totaled $42,406, of which $17,406 was accrued interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit
Number	Description of Document

10.1	Securities Purchase Agreement, dated August 19, 2019, between RespireRx Pharmaceuticals Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed August 27, 2019).

10.2	Convertible Promissory Note, dated August 19, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed August 27, 2019).

10.3	Common Stock Purchase Warrant, dated August 19, 2019 (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed August 27, 2019).

10.4	Settlement Agreement and Release, dated August 21, 2019, between RespireRx Pharmaceuticals Inc. and Salamandra, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed August 27, 2019).

31.1 *	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 **	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPIRERX PHARMACEUTICALS INC.
(Registrant)

Date: November 19, 2019	By:	/s/ Arnold S. Lippa
Arnold S. Lippa
Interim President and Interim Chief Executive Officer

Date: November 19, 2019	By:	/s/ Jeff Eliot Margolis
Jeff Eliot Margolis
Senior Vice President, Chief Financial Officer, Treasurer and Secretary

