Form 10-Q
period 2020-06-30
RespireRx Pharmaceuticals Inc.
filed 2020-08-19
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes [  ] No [X]

As of August 17, 2020, the Company had 307,430,693, shares of common stock, $0.001 par value, issued and outstanding.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of RespireRx Pharmaceuticals Inc. (“RespireRx” and together with RespireRx’s wholly owned subsidiary, Pier Pharmaceuticals, Inc. (“Pier”), the “Company, “we,” or “our,” unless the context indicates otherwise) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbor created thereby. These might include statements regarding the Company’s future plans, targets, estimates, assumptions, financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about research and development efforts, including, but not limited to, preclinical and clinical research design, execution, timing, costs and results, future product demand, supply, manufacturing, costs, marketing and pricing factors.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,492	$16,690
Prepaid expenses	84,191	28,638

Total current assets	85,683	45,328

Total assets	$85,683	$45,328

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including $574,226 and $476,671 payable to related parties at June 30, 2020 and December 31, 2019, respectively	$4,307,228	$3,772,030
Accrued compensation and related expenses	2,270,084	2,083,841
Convertible notes payable, currently due and payable on demand, including accrued interest of $69,297 and $113,304 at June 30, 2020 and December 31, 2019, respectively of which $46,230 and $43,666, was deemed to be in default at June 30, 2020 and December 31, 2019 (Note 4)	201,754	551,591
Note payable to SY Corporation, including accrued interest of $387,201 and $363,280 at June 30, 2020 and December 31, 2019, respectively (payment obligation currently in default – Note 4)	760,215	766,236
Notes payable to officer, including accrued interest of $41,021 and $35,388 as of June 30, 2020 and December 31, 2019, respectively (Note 4)	147,871	142,238
Notes payable to former officer, including accrued interest of $50,417 and $41,977 as of June 30, 2020 and December 31, 2019, respectively (Note 4)	178,017	169,577
Other short-term notes payable	67,262	4,634

Total current liabilities	7,932,431	7,490,147

Commitments and contingencies (Note 8)

Stockholders’ deficiency: (Note 6)
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 11; common shares issuable upon conversion at 0.00030 common shares per Series B share	21,703	21,703
Common stock, $0.001 par value; shares authorized: 1,000,000,000; shares issued and outstanding: 222,307,381 at June 30, 2020 and 4,175,072 at December 31, 2019, respectively (Note 2 and Note 9)	222,307	4,175
Additional paid-in capital	160,181,182	159,038,388
Accumulated deficit	(168,271,940)	(166,509,085)

Total stockholders’ deficiency	(7,846,748)	(7,444,819)

Total liabilities and stockholders’ deficiency	$85,683	$45,328

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses:
General and administrative, including $147,255 and $122,025 to related parties for the three months ended June 30, 2020 and 2019, respectively, and $249,614 and $243,225 to related parties for the six months ended June 30, 2020 and 2019, respectively	$463,739	$270,391	$829,019	$594,904
Research and development, including $121,900 and $122,400 to related parties for the three months ended June 30, 2020 and 2019, respectively, and $244,800 to related parties for the six months ended June 30, 2020 and 2019, respectively	153,176	148,000	308,466	297,350
Total operating expenses	616,915	418,391	1,137,485	892,254
Loss from operations	(616,915)	(418,391)	(1,137,485)	(892,254)
Loss on extinguishment of debt and other liabilities in exchange for equity	(-)	-	(323,996)	-
Interest expense, including $2,817 and $2,561 to related parties for the three months ended June 30, 2020 and 2019, respectively, and $5,633 and $5,094 to related parties for the six months ended June 30, 2020 and 2019, respectively	(190,606)	(70,533)	(331,316)	(151,645)
Foreign currency transaction gain (loss)	(8,616)	11,711	29,942	26,354

Net loss attributable to common stockholders	$(816,137)	$(477,213)	$(1,762,855)	$(1,017,545)

Net loss per common share - basic and diluted	$(0.01)	$(0.12)	$(0.04)	$(0.26)

Weighted average common shares outstanding - basic and diluted	86,606,705	3,872,076	49,320,761	3,872,076

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Six-months Ended June, 2020

	Series B
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency

Balance, December 31, 2019	37,500	$21,703	4,175,072	$4,175	$159,038,388	$(166,509,085)	$(7,444,819)
Issuances of common stock	-	-	29,518,781	29,519	910,599	-	940,118
Net loss for the three months ended March 31, 2020						(946,718)	(946,718)
Balance at March 31, 2020	37,500	$21,703	33,693,853	$33,694	$159,948,987	$(167,455,803	$(7,451,419)
Issuances of common stock	-	-	188,613,528	188,613	142,195	-	330,808
Note discounts					90,000		90,000
Net loss						(816,137)	(816,137)
Balance, June 30, 2020	37,500	$21,703	222,307,381	$222,307	$160,181,182	$(168,271,940)	$(7,846,748)

Three-months Ended June, 2020

	Series B
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency

Balance, March 31, 2020	37,500	$21,703	33,693,853,	$33,694	$159,948,987	$(167,455,803)	$(7,451,419)
Issuances of common stock	-	-	188,613,528	188,613	232,195	-	420,808
Net loss						(816,137)	(816,137)
Balance, June 30, 2020	37,500	$21,703	222,307,381	$222,307	$160,181,182	$(168,271,940)	$(7,846,748)

Six-months Ended June 30, 2019

	Series B
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency
Balance, December 31, 2018	37,500	$21,703	3,872,076	$3,872	$158,635,222	$(164,394,052)	$(5,733,255)
Fair value of common stock warrants issued in connection with convertible notes	-	-	-	-	45,812	-	45,812
Net loss for the three months ended March 31, 2019						$(540,332)	$(540,332)
Balance at March 31, 2019	37,500	$21,703	3,872,076	$3,872	$158,681,034	$(164,934,384)	$(6,227,775)
Fair value of common stock warrants and beneficial conversion feature associated with convertible notes					$87,950		$87,950
Net loss for the three months ended June 30, 2019						(477,213)	(477,213)
Balance, June 30, 2019	37,500	$21,703	3,872,076	$3,872	$158,768,984	$(165,411,597)	$(6,617,038)

Three-months Ended June 30, 2019

	Series B
	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency

Balance, March 31, 2019	37,500	$21,703	3,872,076,	$3,872	$158,681,034	$(164,934,384)	$(6,227,775)
Fair value of common stock warrants and beneficial conversion feature associated with convertible notes	-	-			87,950	-	87,950
Net loss						(477,213)	(477,213)
Balance, June 30, 2019	37,500	$21,703	3,872,076	$3,872	$158,768,984	$(165,411,597)	$(6,617,038)

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(1,762,855)	$(1,017,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	237,615	89,000
Loss on extinguishment of debt	323,996	-
Foreign currency transaction (gain) loss	(29,942)	(26,354)
Changes in operating assets and liabilities:
Prepaid expenses	(55,552)	(59,250)
Accounts payable and accrued expenses	535,198	261,889
Accrued compensation and related expenses	492,243	390,600
Accrued interest payable	152,849	95,382
Net cash used in operating activities	(106,448)	(266,278)

Cash flows from financing activities:
Proceeds from convertible notes borrowings	90,000	213,500
Debt issuance costs	-	(5,500)
Proceeds from issuance of note payable to officer	1,250	25,000

Net cash provided by financing activities	91,250	233,000

Cash and cash equivalents:
Net decrease	(15,198)	(33,278)
Balance at beginning of period	16,690	33,284
Balance at end of period	$1,492	$6

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$1,498	$932

Non-cash financing activities:
Beneficial Conversion Feature and Warrants issued with convertible debt	$90,000	50,258
Debt and accrued interest converted to common stock	$950,421	$-
Issuance of common stock for accrued compensation and benefits	$306,000	$-
Cashless warrant exercises	$15,638	$-
Original issue discounts associated with convertible debt	$-	$10,500

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Organization

RespireRx Pharmaceuticals Inc. (“RespireRx”) was formed in 1987 under the name Cortex Pharmaceuticals, Inc. to engage in the discovery, development and commercialization of innovative pharmaceuticals for the treatment of neurological and psychiatric disorders. On December 16, 2015, RespireRx filed a Certificate of Amendment to its Second Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to amend its Second Restated Certificate of Incorporation to change its name from Cortex Pharmaceuticals, Inc. to RespireRx Pharmaceuticals Inc. In August 2012, RespireRx acquired Pier Pharmaceuticals, Inc. (“Pier”), which is now a wholly owned subsidiary. Pier was a clinical stage biopharmaceutical company developing a pharmacologic treatment for obstructive sleep apnea (“OSA”) and had been engaged in research and clinical development activities which activities are now in RespireRx.

While developing potential applications for respiratory disorders, notably dronabinol (a cannabinoid that is a synthetic form of ∆9-tetrahydrocannabinol (“Δ9-THC”)), for the treatment of OSA, the Company has retained and expanded its ampakine intellectual property and data with respect to neurological and psychiatric disorders and is considering developing certain potential products in this platform, subject to raising additional financing and/or entering into strategic relationships, of which no assurance can be provided. On August 1, 2020, RespireRx and the University of Wisconsin-Milwaukee Research Foundation, Inc. (“UWMRF”), an affiliate of the University of Wisconsin-Milwaukee, entered into a Patent License Agreement (the “UWMRF Patent License Agreement”), pursuant to which UWMRF licensed to RespireRx certain patent and technology rights held by UWMRF for RespireRx’s use in developing commercial products (See Note 9. Subsequent Events). The licensed intellectual property is associated with a program involving GABAkines, positive allosteric modulators (“PAMs”) of the Type A gamma-amino-butyric acid (“GABAA”) receptors. Together, the ampakine and GABAkine programs are the foundation of the Company’s neuromodulator platform called Project EndeavourRx.

Basis of Presentation

The condensed consolidated financial statements are of RespireRx and its wholly owned subsidiary, Pier (collectively referred to herein as the “Company,” “we” or “our,” unless the context indicates otherwise). The condensed consolidated financial statements of the Company at June 30, 2020 and for the three-months and six-months ended June 30, 2020 and 2019, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 2020, the results of its condensed consolidated operations for the three-months and six-months ended June 30, 2020 and 2019, changes in its condensed consolidated statements of stockholders’ deficiency for the six-months ended June 30, 2020 and 2019 and its condensed consolidated cash flows for the six-months ended June 30, 2020 and 2019. Condensed consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2019 has been derived from the Company’s audited consolidated financial statements at such date.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC.

2. Business

The mission of the Company is to develop innovative and revolutionary treatments to combat disorders caused by disruption of neuronal signalling. We are developing treatment options that address conditions that affect millions of people, but for which there are few or poor treatment options, including obstructive sleep apnea (“OSA”), attention deficit hyperactivity disorder (“ADHD”) and recovery from spinal cord injury (“SCI”), as well as certain neurological orphan diseases such as Fragile X Syndrome (“FXS”). With the addition of the GABAkine program we have added development programs for treatment resistant epilepsy and other convulsant disorders, and potentially migraine, inflammatory and neuropathic pain, as well as other areas of interest based on results of animal studies to date. We are developing a pipeline of new drug products based on our broad patent portfolios for two drug platforms: (i) our cannabinoids platform (which we refer to as Project ResolutionRx), including dronabinol (a synthetic form of ∆9-tetrahydrocannabinol (“Δ9-THC”)), which acts upon the nervous system’s endogenous cannabinoid receptors and (ii) our neuromodulators platform (which we refer to as Project EndeavourRx), which platform includes two programs: (a) our ampakines program, proprietary compounds that positively modulate AMPA-type glutamate receptors to promote neuronal function and (b) our GABAkines program, PAMs of GABAA receptors that are the subject of the UWMRF Patent License Agreement.

With the Project ResolutionRx cannabinoid platform, we plan to create a wholly owned private subsidiary of RespireRx with its own board of directors.

With the Project EndeavourRx neuromodulator platform, we are considering creating another wholly owned private subsidiary of RespireRx with its own board of directors.

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

Neuromodulators – Project EndeavourRx - Ampakines and GABAkines

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

Neuromodulators do not act directly at the neurotransmitter binding site, but instead act at accessory sites that enhance (Positive Allosteric Modulators – “PAMs”) or reduce (Negative Allosteric Modulators – “NAMs”) the actions of neurotransmitters at their primary receptor sites. Neuromodulators have no intrinsic activity of their own. We believe that neuromodulators offer the possibility of developing “kinder and gentler” neuropharmacological drugs with greater pharmacological specificity and reduced side effects compared to present drugs, especially in disorders for which there is a significant unmet or poorly met clinical need such as ADHD, SCI, Autism Spectrum Disorder (“ASD”), FXS, treatment resistant epilepsy, neuropathic pain and additional CNS-driven disorders. We are focused presently on developing drugs known as ampakines (PAMs at AMPA receptors) and GABAkines (PAMs at GABAA receptors).

Through an extensive ampakine translational research effort from the cellular level through Phase 2 clinical trials, the Company has developed a family of novel, low impact ampakines, including CX717, CX1739 and CX1942 that may have clinical application in the treatment of CNS-driven neurobehavioral and cognitive disorders, SCI, neurological diseases, and certain orphan indications. From our ampakine program, our lead clinical compounds, CX717 and CX1739, have successfully completed multiple Phase 1 safety trials. Both compounds have also completed Phase 2 efficacy trials demonstrating target engagement, by antagonizing the ability of opioids to induce respiratory depression. CX717 has successfully completed a Phase 2 trial demonstrating the ability to significantly reduce the symptoms of adult ADHD. In an early Phase 2 study, CX1739 improved breathing in patients with central sleep apnea (“CSA”). Preclinical studies have highlighted the potential ability of these ampakines to improve motor function in animals with SCI. Subject to raising sufficient financing (of which no assurance can be provided), we believe that we will be able to rapidly initiate a human Phase 2 study with CX1739 or CX717 in patients with spinal cord injury and a human Phase 2B study in patients with ADHD with either CX1739 or CX717.

In order to expand our neuromodulator asset base, we entered into an option agreement with UWMRF which option we exercised effective August 1, 2020 resulting in the establishment of the UWMRF Patent License Agreement. Under the UWMRF Patent License Agreement, UWMRF granted to the Company an exclusive license to commercialize GABAkine products based on UWMRF’s rights in certain patents and patent applications, and a non-exclusive license to commercialize products based on UWMRF’s rights in certain technology that is not the subject of the patents or patent applications. See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – UWMRF Patent License Agreement.

Certain of these GABAkines have shown impressive activity in a broad range of animal models of treatment resistant epilepsy and other convulsant disorders, as well as in brain tissue samples obtained from epileptic patients in research conducted at the University of Wisconsin-Milwaukee by Dr. James Cook and by Dr. Jeffrey Witkin of the Indiana University School of Medicine, among others at collaborating institutions. Epilepsy is a chronic and highly prevalent neurological disorder that affects millions of people world-wide. While many anticonvulsant drugs have been approved to decrease seizure probability, seizures are not well controlled and, in as many as 60-70% of patients, existing drugs are not efficacious at some point in the disease progression. We believe that the medical and patient community are in clear agreement that there is desperate need for improved antiepileptic drugs. In addition, these GABAkines have shown positive activity in animal models of migraine, inflammatory and neuropathic pain, as well as other areas of interest. Because of these compounds’ GABA receptor subunit specificity, we believe the compounds have a greatly reduced liability to produce sedation, motor incoordination, memory impairments and tolerance, side effects commonly associated with non-specific GABA PAMs, such as benzodiazepines.

Building upon the ampakine and GABAkine programs as a foundation, we established a second business unit called Project EndeavourRx which focuses on developing novel neuromodulators for disorders resulting from alterations in neurotransmission.

Financing our Platforms

Our major challenge has been to raise substantial equity or equity-linked financing to support research and development plans for our cannabinoid and neuromodulator platforms, while minimizing the dilutive effect to pre-existing stockholders. At present, we believe that we are hindered primarily by our public corporate structure, our OTCQB listing, and low market capitalization as a result of our low stock price. For this reason, the Company is considering an internal restructuring plan that contemplates spinning out our two drug platforms into separate operating businesses or subsidiaries.

We believe that by creating one or more subsidiaries to further the aims of Project ResolutionRx and Project EndeavourRx, it may be possible, through separate finance channels, to optimize the asset values of both the cannabinoid platform and the neuromodulator platform.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,762,855 for the six-months ended June 30, 2020 and $2,115,033 for the fiscal year ended December 31, 2019 respectively, as well as negative operating cash flows of $106,448 for the six-months ended June 30, 2020 and $487,745 for the fiscal year ended December 31, 2019. The Company also had a stockholders’ deficiency of $7,846,748 at June 30, 2020 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its audit report on the Company’s consolidated financial statements for the year ended December 31, 2019, expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company is currently, and has for some time, been in significant financial distress. It has extremely limited cash resources and current assets and has no ongoing source of sustainable revenue. Management is continuing to address various aspects of the Company’s operations and obligations, including, without limitation, debt obligations, financing requirements, establishment of new and maintenance and improvement of existing and in-process intellectual property, licensing agreements, legal and patent matters and regulatory compliance, and has taken steps to continue to raise new debt and equity capital to fund the Company’s business activities from both related and unrelated parties to fund the Company’s business activities.

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including the pursuit of the Company’s planned research and development activities. The Company regularly evaluates various measures to satisfy the Company’s liquidity needs, including development and other agreements with collaborative partners and, when necessary, seeking to exchange or restructure the Company’s outstanding securities. The Company is evaluating certain changes to its operations and structure to facilitate raising capital from sources that may be interested in financing only discrete aspects of the Company’s development programs. Such changes could include a significant reorganization, which may include the formation of one or more subsidiaries into which one or more of our programs may be contributed. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the financial statements of RespireRx and its wholly owned subsidiary, Pier. Intercompany balances and transactions have been eliminated in consolidation.

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

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

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

Prepaid Insurance

Prepaid insurance represents the premium paid in March 2020 for directors and officers insurance, as well as the amortized amount of an April 2020 premium payment for office-related insurances and clinical trial coverage. Directors’ and Officers’ insurance tail coverage, purchased in March 2013 expired in March 2020 and all prepaid amounts have been fully amortized. The amounts of prepaid insurance amortizable in the ensuing twelve-month period are recorded as prepaid insurance in the Company’s consolidated balance sheet at each reporting date and amortized to the Company’s consolidated statement of operations for each reporting period.

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

As of June 30, 2020, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of June 30, 2020, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Research and Development

Research and development costs include compensation paid to management directing the Company’s research and development activities, including but not limited to compensation paid to our former Interim Chief Executive Officer and Interim President who is also our Chief Scientific Officer and fees paid to consultants and outside service providers and organizations (including research institutes at universities), and other expenses relating to the acquisition, design, development and clinical testing of the Company’s treatments and product candidates.

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

At June 30, 2020 and 2019, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2020	2019
Series B convertible preferred stock	11	11
Convertible notes payable	55,578,272	564,797
Common stock warrants	124,514,653	1,876,198
Common stock options	4,188,630	4,333,763
Total	184,281,566	6,774,769

Reclassifications

Certain comparative figures in 2019 have been reclassified to conform to the current quarter’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The subtitle is Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This Accounting Standard Update (“ASU”) addresses complex financial instruments that have characteristics of both debt and equity. The application of this ASU would reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models would result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The Company has historically issued complex financial instruments and has considered whether embedded conversion features have existed within those contracts or whether derivatives would appropriately be bifurcated. To date, no such bifurcation has been necessary. However, it is possible that this ASU may have a substantial impact on the Company’s financial statements. Management is evaluating the potential impact. This ASU becomes effective for fiscal years beginning after December 15, 2023.

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

In December 2019, the FASB issued an amendment to the guidance on income taxes which is intended to simplify the accounting for income taxes. The amendment eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of the deferred tax liabilities for outside basis differences. The amendment also clarifies existing guidance related to the recognition of franchise tax, the evaluation of a step up in the tax basis of goodwill, and the effects of enacted changes in tax laws or rates in the effective tax rate computation, among other clarifications. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Management is currently evaluating the impact the guidance will have on our consolidated financial statements.

In June 2016, the FASB issued an amendment to the guidance on the measurement of credit losses on financial instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured and amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. Early adoption is permitted for annual periods after December 15, 2018. Management is currently evaluating the impact the guidance will have on our consolidated financial statements.

4. Notes Payable

Convertible Notes Payable

Q2 2020 Convertible Notes

RespireRx and Power Up Lending Group Ltd. (the “Lender”) entered into Securities Purchase Agreements, dated as of April 15, 2020 and June 7, 2020 (each, a “Power Up Agreement”), by which the Lender loaned $53,000 and $43,000, respectively, to RespireRx in return for two convertible promissory notes (the “April 2020 Note” and the “June 2020 Note” respectively), a limited guaranty associated with the April 2020 Note, and the delivery into escrow of a confession of judgment in favor of the Lender for the amount of the April 2020 Note plus fees and costs to be filed by the Lender upon the occurrence of an Event of Default (as defined in the April 2020 Note) and other transaction-related documents associated with both the April 2020 Note and the June 2020 Note. The proceeds of the loans, which equal $90,000 after payment of $5,000 in legal fees and $1,000 in due diligence fees, are being used for general corporate purposes.

The April 2020 Note and the June 2020 Note will be payable on April 15, 2021 and June 7, 2021, respectively (each, a “Maturity Date”), and bear interest at a rate equal to 12% per annum, with any amount of principal or interest which is not paid when due bearing interest at the rate of 22% per annum.

The Lender has the right, at any time during the period beginning on the date that is 180 days following the date of each of the notes and ending on the later of (i) the applicable Maturity Date and (ii) the date of payment of the Default Amount (as defined in the notes), to convert any outstanding and unpaid amount of the notes into shares of RespireRx’s common stock or securities convertible into RespireRx’s common stock (“2020 Note Conversion Shares”), provided that such conversion would not result in the Lender beneficially owning more than 4.99% of RespireRx’s common stock. Subject to certain limitations and adjustments as described in the notes, the Lender may convert at a per share conversion price equal to 61% of the lowest trading price of the common stock as reported by the exchange on which RespireRx’s shares are traded, for the twenty trading days prior to, but excluding, the day upon which a notice of conversion is received by RespireRx. Upon the conversion of all amounts due under each of the April 2020 Note and the June 2020 Note, each would be deemed repaid and terminated.

RespireRx may prepay the outstanding principal amount under the April 2020 Note and the June 2020 Note by paying a certain percentage of the sum of the outstanding principal, interest, default interest and other amounts owed. Such percentage varies from 120% to 145% depending on the period in which the prepayment occurs, as set forth in the April 2020 Note and June 2020 Note, respectively. During the period in which each note is outstanding, subject to certain limited exceptions, RespireRx must notify the Lender in advance of closing of any financing transactions with third party investors. At the Lender’s discretion, RespireRx must amend and restate each note, including its conversion terms, and the 2020 Note Conversion Shares to be identical to the instruments evidencing such financing transaction.

In consideration of and to induce the Lender to consummate the April 2020 Note referenced herein, the Chief Financial Officer of RespireRx (the “CFO”), on April 15, 2020, issued a limited guaranty in favor of the Lender whereby the CFO guaranteed to the Lender the prompt and full performance and observance by RespireRx of its obligation to promptly cooperate in processing all notices of conversions issued pursuant to the April 2020 Note.

Both the April 2020 Note and the June 2020 Note and the shares of common stock issuable upon conversion thereof were offered and sold to the Lender in reliance upon specific exemptions from the registration requirements of United States federal and state securities laws, which include Section 4(a)(2) of the Securities Act of 1933, as amended (the “1933 Act”), and Rule 506 promulgated by the SEC under the 1933 Act. Pursuant to these exemptions, the Lender represented to RespireRx under each Power Up Agreement, among other representations, that it was an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the 1933 Act.

The outstanding amounts of the April 2020 Note and June 2020 Note consist of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Principal amount of notes payable	$96,000	$-
Unamortized portion of note discounts	(82,254)
Accrued interest payable	1,649	-
	$15,395	$-

2019 Convertible Notes

On November 4, 2019, October 22, 2019, August 19, 2019, May 17, 2019 and April 24, 2019, the Company issued a series of convertible notes (“2019 Convertible Notes”), all similar in nature, all subject to debt issuance costs (“DIC”) and original issue discount (“OID”) and beneficial conversion (“BCF”) features and some subject to the issuance of warrants (“NW”) and/or commitment shares (“CS”) and placement agent fees. Two of the notes had maturity dates nine months after issuance and three were for one year. One note was a master note agreement in the amount of $150,000, but with an initial drawdown of $50,000. The Company evaluated all of the terms of the 2019 Convertible Notes and determined that, in accordance with ASC 815, there were no derivatives to be bifurcated or separately valued. Each of the April, 24, 2019, August 19, 2019 and October 22, 2019 Convertible Notes was satisfied in full by the lenders electing to convert the outstanding balances to common stock during the six-months ended June 30, 2020 and the May 17, 2019 Convertible Note, the maturity date of which was extended to November 17, 2020, was satisfied in full by the lenders electing to convert the outstanding balances to common stock during the three-months ended June 30, 2020, except for $2,747 of accrued interest that remains outstanding. The 2019 Convertible Notes that have balances outstanding as of June 30, 2020 are summarized in the table below.

Inception date	Maturity date	Original principal amount	Interest rate	Original aggregate DIC, OID, BCF, NW and CS	Cumulative amortization of DIC, OID, BCF, NW and CS	Principal remaining at June 30, 2020	Accrued Interest at June 30, 2020	Balance sheet carrying amount at June 30, 2020 inclusive of accrued interest
November 4, 2019	November 4, 2020	$170,000	10%	$170,000	$148,211	$30,500	$1,964	$10,675
May 17, 2019	May 17, 2020, extended to November 17, 2020	$50,000	10%	$50,000	$50,000	$-	$2,747	$2,747

	Total	$220,000		$220,000	$198,211	$30,500	$4,711	$13,422

2018 Q4 and 2019 Q1 Notes and Original Convertible Notes

On December 6, 2018, December 7, 2018 and December 31, 2018 the Company issued convertible notes (each a “2018 Q4 Note”) and on January 2, 2019, February 27, 2019, March 6, 2019 and March 14, 2019, the Company issued additional convertible notes (each a “2019 Q1 Note”, respectively and collectively with the “2018 Q4, the “2018 Q4 and 2019 Q1 Notes”) bearing interest at 10% per year. All of the 2018 Q4 and 2019 Q1 Notes matured on either February 28, 2019 or April 30, 2019. The original aggregate principal amount was $190,000. None of the 2018 Q4 and 2019 Q1 Notes were repaid at maturity. The 2018 Q4 and 2019 Q1 Note investors also received an aggregate of 190,000 common stock purchase warrants. The warrants were valued using the Black Scholes option pricing model calculated on the date of each grant and had an aggregate value of $146,805. Total value received by the investors was $336,805, the sum of the face value of the convertible note and the value of the warrant. Therefore, the Company recorded a debt discount associated with the warrant issuance of $82,159 and an initial value of the convertible notes of $107,841 using the relative fair value method. All debt discounts were fully amortized by the original maturity dates. On March 21, 2020, all except one of the 2018 Q4 and 2019 Q1 Note holders exchanged the outstanding principal amount and accrued interest for shares of common stock. The exchange price was $0.015 per share of common stock. The closing price on March 20, 2020, the last trading day before the closing of the exchange agreements which took place on a Saturday, was $0.034 per share of common stock. An aggregate of $155,000 of principal and $17,911 of accrued interest was exchanged for 11,527,407 shares of common stock. The Company recorded a loss on the extinguishment of the exchanged 2018 Q4 Notes and 2019 Q1 Notes of $219,021. As of June 30, 2020, there remains one outstanding 2018 Q4 Note and one outstanding 2019 Q1 Note, both held by the same single investor, with an aggregate principal amount of $35,000 and aggregate accrued interest of $5,321 as of June 30, 2020. The 2019 Convertible Notes discussed above, which the Company does not consider to have arisen from one or more offerings, may be interpreted in such a way that the remaining 2018 Q4 Note and 2019 Q1 Note holders had the right to convert or exchange into such notes. However, no holder of the Q4 2018 and 2019 Notes has requested such a conversion or exchange. The Company does not believe that an offering occurred as of June 30, 2020 or as of the date of the issuance of these financial statements. Therefore, the number of shares of common stock (or preferred stock) into which the remaining 2018 Q4 Note and the remaining 2019 Q1 Note may convert is not determinable and the Company has not accounted for any additional consideration. The warrants to purchase 190,000 shares of common stock issued in connection with the sale of the 2018 Q4 and 2019 Q1 Notes are exercisable at a fixed price of $1.50 per share of common stock, provide no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The warrants issued to the Q4 2018 and Q1 2019 Note holders expire on December 30, 2023. The Company determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

The 2018 Q4 Notes and 2019 Q1 Notes consist of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Principal amount of notes payable	$35,000	$190,000
Accrued interest payable	5,321	17,976
	$40,321	$207,976

Other convertible notes were also sold to investors in 2014 and 2015 (the “Original Convertible Notes), which aggregated a total of $579,500, and had a fixed interest rate of 10% per annum. The Original Convertible Notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The warrants to purchase shares of common stock issued in connection with the sale of the Original Convertible Notes have either been exchanged for common stock or expired.

On March 21, 2020, the holder of one of the Original Convertible Notes exchanged $50,000 of principal and $32,875 of accrued interest for 5,525,017 shares of the Company’s common stock. The exchange price was $0.015 per share of common stock. The closing price on March 20, 2020, the last trading day before the closing of the exchange agreements, was $0.034 per share of common stock. The Company recorded a loss on the extinguishment of the exchanged Original Convertible Note of $104,975.

The remaining outstanding Original Convertible Notes (including that for which a default notice has been received) consist of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Principal amount of notes payable	$75,000	$125,000
Accrued interest payable	57,616	82,060
	$132,616	$207,060

As of June 30, 2020, principal and accrued interest on the Original Convertible Note that is subject to a default notice accrues annual interest at 12% instead of 10%, totalled $46,230, of which $21,230 was accrued interest. As of December 31, 2019, principal and accrued interest on Original Convertible Notes subject to default notices totalled $43,666 of which $18,666 was accrued interest.

As of June 30,2020 all of the outstanding Original Convertible Notes, inclusive of accrued interest, were convertible into an aggregate of 11,658 shares of the Company’s common stock. Such Original Convertible Notes will continue to accrue interest until exchanged, paid or otherwise discharged. There can be no assurance that any of the additional holders of the remaining Original Convertible Notes will exchange their Original Convertible Notes.

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars as of that date) from and executed a secured note payable to SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“SY Corporation”), an approximately 20% common stockholder of the Company at that time. SY Corporation was a significant stockholder and a related party at the time of the transaction but has not been a significant stockholder or related party of the Company subsequent to December 31, 2014. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in default, although SY Corporation has not issued a notice of default or a demand for repayment. Management believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the six-months ended June 30, 2020, there were no further communications between the Company and SY Corporation.

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

Note payable to SY Corporation consists of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	387,201	363,280
Foreign currency transaction adjustment	(26,760)	3,182
	$760,215	$766,236

Interest expense with respect to this promissory note was $11,960 and $11,829 for the three-months and was $23,921 and $23,789 for the six months ended June 30, 2020 and 2019, respectively.

Notes Payable to Officers and Former Officers

For the three-months ended June 30, 2020 and 2019, $2,817 and $2,561 and for the six-months ended June 30, 2020, $5,633 and $5,094 was charged to interest expense with respect to Dr. Arnold S. Lippa’s notes, respectively.

For the three-months ended June 30, 2020 and 2019, $4,228 and $3,843 and for the six-months ended June 30, 2020, $8,439 and $7,645 was charged to interest expense with respect to Dr. James S. Manuso’s notes, respectively.

As of September 30, 2018, Dr. James S. Manuso resigned as executive officer in all capacities and as a member of the board of directors of RespireRx (the “Board of Directors”). All of the interest expense noted above for the six-months ended June 30, 2020 and 2019, was incurred while Dr. Manuso was no longer an officer.

Other Short-Term Notes Payable

Other short-term notes payable at June 30, 2020 and December 31, 2019 consisted of premium financing agreements with respect to various insurance policies. At June 30, 2020, a premium financing agreement was payable in the initial amount of $70,762, with interest at11% per annum, in nine monthly installments of $8,256. In addition, there is a balance of $11,532 of short-term financing of office and clinical trials insurance premiums that includes a prior period premium financing of $2,317. At June 30, 2020 and December 31, 2019, the aggregate amount of the short-term notes payable was $ 67,262 and $4,635 respectively.

5. Settlement and Payment Agreements

On December 16, 2019, RespireRx and Salamandra, LLC (“Salamandra”) entered into an amendment to the settlement agreement and release, executed August 21, 2019 (the “Original Settlement Agreement” and as amended, the “Amended Settlement Agreement”) regarding $202,395 owed by the Company to Salamandra (as reduced by any further payments by the Company to Salamandra, the “Full Amount”) in connection with an arbitration award previously granted in favor of Salamandra in the Superior Court of New Jersey. Under the terms of the Original Settlement Agreement, the Company was to pay Salamandra $125,000 on or before November 30, 2019 in full satisfaction of the Full Amount owed, subject to conditions regarding the Company’s ability to raise certain dollar amounts of working capital. Under the Amended Settlement Agreement, (i) the Company was to pay and the Company paid to Salamandra $25,000 on or before December 21, 2019, (ii) upon such payment, Salamandra ceased all collection efforts against the Company until March 31, 2020 (the “Threshold Date”), and (iii) the Company was to pay to Salamandra $100,000 on or before the Threshold Date if the Company had at that time raised $600,000 in working capital. Such payments by the Company would have constituted satisfaction of the Full Amount owed and would have served as consideration for the dismissal of the action underlying the arbitration award and the mutual releases set forth in the Amended Settlement Agreement. If the Company had raised less than $600,000 in working capital before the Threshold Date, the Company was to pay to Salamandra an amount equal to 21% of the working capital amount raised, in which case such payment would have reduced the Full Amount owed on a dollar-for-dollar basis, and Salamandra would then have been able to seek collection on the remainder of the debt. The Company made the initial payment of $25,000 in December 2019, but did not make the subsequent required payment on March 31, 2020, nor has any payment been made during the three-months ended June 30, 2020. The Company has initiated further discussions with the intent of reaching a revised settlement agreement which cannot be assured.

In June 2020, the Company made a settlement proposal to a vendor, the terms of which, if accepted by the vendor would supersede a prior agreement in principle originally reached on September 23, 2019 regarding the payment schedule of undisputed amounts owed by the Company to the vendor. The current proposal includes, among other things, an extension of time until December 31, 2020 to raise the amounts owed. Neither the original agreement in principle nor the discussion of amendments has resulted in a formal agreement. The original agreement in principle called for a payment of a minimum of $100,000 on or before November 30, 2019 assuming the Company had raised at least $600,000 by that date and thereafter called for a payment of $50,000 per month until paid in full. No payments had been made through June 30, 2020 with respect to the original agreement in principle. The currently proposed settlement has not yet been accepted and is being reviewed by the vendor and calls for a payment of $100,000 if RespireRx is able to raise $700,000 by December 31, 2020 with subsequent settlement payments of $50,000 per month with a residual final payment of less than $50,000 representing the remaining balance. Under the proposal, if RespireRx raises less than $700,000 by December 31, 2020, the Company may cancel a portion of the amount owed to the vendor by paying at least 21% of the working capital raised which amount would reduce the amount owed dollar-for-dollar and the vendor would be able to seek collection of the balance.

The due date of the $100,000 annual amount payable to the University of Illinois that was originally due on December 31, 2019 pursuant to the 2014 License Agreement (as defined below), was extended to June 30, 2020 and further extended to July 7, 2020 when it was paid in full (See Note 9. Subsequent Events).

6. Stockholders’ Deficiency

Reserved and Unreserved Shares of Common Stock

At June 30, 2020, RespireRx had 1,000,000,000 shares of common stock authorized and 222,307,381 shares of common stock issued and outstanding. RespireRx has reserved 11 shares of common stock for conversion of the Series B Preferred Stock, 55,578,263 shares of common stock for conversion of various convertible notes, 124,514,653 for warrant exercises and 4,188,630 for the exercise of outstanding options. RespireRx has reserved 63,236 shares of common stock with respect unissued shares available for issuance from the 2014 Plan and 54,427,342 shares of common stock with respect to unissued shares available for issuance from the 2015 Plan. RespireRx has reserved 6,497 Pier Contingent shares. There are 538,913,987 shares of common stock available for issuance. The above amounts do not include contractual reserve requirements of certain convertible notes and exercisable warrants in excess of actual conversion or exercise amounts. RespireRx believes that the common stock available for issuance is adequate to meet the contractual reserve requirements at all times.

Preferred Stock

RespireRx has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2020 and December 31, 2019, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock; 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”); 205,000 shares were designated as Series A Junior Participating Preferred Stock; and 1,700 shares were designated as Series G 1.5% Convertible Preferred Stock. Accordingly, as of June 30, 2020 and December 31, 2019, 3,505,800 shares of preferred stock were undesignated and were able to be issued with such rights and powers as the Board of Directors may designate. On July 13, 2020, RespireRx designated 1,200 shares of Series H, Voting, Non-participating, Convertible Preferred Stock (“Series H Preferred Stock”) reducing the number of shares of preferred stock that were undesignated to 3,504,600 as of July 13, 2020 (See Note 9. Subsequent Events).

Series B Preferred Stock outstanding as of June 30, 2020 and 2019 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred Stock is convertible into approximately 0.00030 shares of common stock at an effective conversion price of $2,208.375 per share of common stock, which is subject to adjustment under certain circumstances. As of June 30, 2020 and December 31, 2019, the shares of Series B Preferred Stock outstanding are convertible into 11 shares of common stock. RespireRx may redeem the Series B Preferred Stock for $25,001, equivalent to $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

Common Stock

There were 222,307,381 shares of RespireRx’s Common Stock outstanding as of June 30, 2020. As of March 31, 2020, RespireRx did not have enough authorized shares to reserve for all conversions of convertible debt as well as common stock purchase options and warrants exercises. Assuming everything had been reserved, there would have been no shares of RespireRx’s common stock available for future issuances.  On March 21, 2020, the Board of Directors approved an amendment to the Certificate of Incorporation to increase the authorized shares of common stock from 65,000,000 shares to 1,000,000,000 (one billion) shares subject to approval by the holders of a majority of voting stock of RespireRx, appropriate notification of all shareholders and subject to the authorized officers making the appropriate filings with the Secretary of State of the State of Delaware. On March 22, 2020, holders of a majority of voting stock of RespireRx consented to this increase in writing without a meeting. The amendment to the Certificate of Incorporation and increase in the number of authorized shares of common stock became effective on April 30, 2020 when RespireRx filed the amendment with the Secretary of State of Delaware.

Common Stock Warrants

Information with respect to the issuance and exercise of common stock purchase warrants in connection with the Convertible Note Payable and Warrant Purchase Agreement, and Notes Payable to Officers, is provided at Note 4 Notes Payable.

A summary of warrant activity for the six-months ended June 30, 2020 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2019	2,191,043	$1.87109	3.44000
Warrants issued due to anti-dilution provisions increasing number of originally issued warrants included in December 31, 2019 balance	138,824,795	0.00153	3.70650
Exercised	(16,501,185)	0.00157	-
Warrants outstanding and exercisable at June 30, 2020	124,514,653	$0.03272	3.78506

The exercise prices of common stock warrants outstanding and exercisable are as follows at June 30, 2020:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.001485	58,922,559	58,922,559	October 22, 2024
$0.001530	41,643,423	41,643,423	August 19, 2024
$0.001600	22,125,000	22,125,000	May 17, 2022
$1.000000	916,217	916,217	September 20, 2022
$1.500000	190,000	190,000	December 30, 2023
$1.562000	130,284	130,284	December 31, 2021
$1.575000	238,814	238,814	April 30, 2023
$2.750000	8,000	8000	September 20, 2022
$4.875000	108,594	108,594	September 30, 2020
$6.834800	145,758	145,758	September 30, 2020
$7.930000	86,004	86,004	February 28, 2021
	124,514,653	124,514,653

Based on a value of $0.0064 per share on June 30, 2020, there were 122,690,982 exercisable in-the-money common stock warrants as of June 30, 2020.

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

Stock Options

On March 18, 2014, RespireRx adopted its 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan (the “2014 Plan”). The Plan permits the grant of options and restricted stock with respect to up to 325,025 shares of common stock, in addition to stock appreciation rights and phantom stock, to directors, officers, employees, consultants and other service providers of the Company.

On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan (as amended, the “2015 Plan”). As of March 31, 2020, there were 8,985,260 shares that may be issued under the 2015 Plan. On May 5, 2020 the Board of Directors increased the number of shares that may be issued under the 2015 Plan to 58,985,260. On July 31, 2020 the Board of Directors increased the number of shares that may be issued under the 2015 Plan to 158,985, 260. (See Note 9. Subsequent Events). The Company has not and does not intend to present the 2015 Plan to stockholders for approval.

Other than the change in the number of shares available under the 2015 Plan, no other changes were made to the 2015 Plan by these amendments noted above.

There were no stock or stock option grants during the three-months and six months ended June 30, 2020 or in the three-months and six-months ended June 30, 2019.

See Note 9. Subsequent Events for a description of stock options granted on July 31, 2020.

Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of stock-based compensation costs and fees is provided at Note 3 Summary of Significant Accounting Policies.

A summary of stock option activity for the six-months ended June 30, 2020 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2019	4,287,609	$3.3798	4.98
Expired	(98,979)	6.6242	-
Options outstanding at June 30, 2020	4,188,630	$3.3031	4.59

Options exercisable at June 30, 2020	4,188,630	$3.3031	4.59

The exercise prices of common stock options outstanding and exercisable were as follows at June 30, 2020:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.7000	21,677	21,677	November 21, 2023
$1.1200	310,388	310,388	April 5, 2023
$1.2500	16,762	16,762	December 7, 2022
$1.3500	34,000	34,000	July 28, 2022
$1.4500	1,849,418	1,849,418	December 9, 2027
$1.4500	100,000	100,000	December 9, 2027
$2.0000	285,000	285,000	June 30, 2022
$2.0000	25,000	25,000	July 26, 2022
$3.9000	395,000	395,000	January 17, 2022
$4.5000	7,222	7,222	September 2, 2021
$5.7500	2,608	2,608	September 12, 2021
$6.4025	27,692	27,692	August 18, 2020
$6.4025	129,231	129,231	August 18, 2022
$6.4025	261,789	261,789	August 18, 2025
$6.8250	8,791	8,791	December 11, 2020
$7.3775	523,077	523,077	March 31, 2021
$8.1250	169,231	169,231	June 30, 2022
$13.9750	3,385	3,385	March 14, 2024
$15.9250	2,462	2,462	February 28, 2024
$19.5000	9,487	9,487	July 17, 2022
$19.5000	6,410	6,410	August 10, 2022
	4,188,630	4,188,630

There was no deferred compensation expense for the outstanding and unvested stock options at June 30, 2020.

Based on a fair value of $0.0064 per share on June 30, 2020, there were no exercisable in-the-money common stock options as of June 30, 2020.

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

A description of advances and notes payable to officers is provided at Note 4. Notes Payable.

8. Commitments and Contingencies

Pending or Threatened Legal Action and Claims

On February 21, 2020, Sharp Clinical Services, Inc., a vendor of RespireRx, filed a complaint against RespireRx in the Superior Court of New Jersey Law Division, Bergen County related to a December 16, 2019 demand for payment of past due invoices inclusive of late fees totaling $103,890 of which $3,631 relates to late fees, seeking $100,259 plus 1.5% interest per month on outstanding unpaid invoices. Amid settlement discussions, the vendor stated on March 13, 2020 its intent to proceed to a default judgment against the Company, and the Company stated on March 14, 2020 its intent to continue settlement discussions. On May 29, 2020, a default was entered against RespireRx. As of June 30, 2020, the Company had recorded accounts payable of $99,959 to such vendor, an amount considered by the Company to be reasonable given the settlement discussions that were ongoing at that time. On August 18, 2020, RespireRx communicated with Sharp Clinical Services, Inc. in an attempt to continue settlement discussions.

Related to the Salamandra matter described in Note 5. Settlements and Payments Agreements, and preceding the settlement discussions, by letter dated February 5, 2016, the Company received a demand from a law firm representing Salamandra alleging an amount due and owing for unpaid services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded the vendor the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted the vendor attorneys’ fees and costs of $47,937. All such amounts have been accrued at June 30, 2020 and December 31, 2019, including accrued interest at 4.5% annually from February 26, 2018, the date of the judgment, through June 30, 2020, totalling $20,736.

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

By email dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and payable for investment banking services rendered. Such amount has been included in accrued expenses at June 30, 2020 and December 31, 2019.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s consolidated financial statements as of June 30, 2020 and December 31, 2019 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim. See Note 5. Settlement and Payment Agreements for additional items and details.

Significant Agreements and Contracts

Consulting Agreement

Richard Purcell, the Company’s Senior Vice President of Research and Development since October 15, 2014, provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc., through which the Company has contracted for his services, for a monthly cash fee of $12,500. Additional information with respect to shares of common stock that have been issued to Mr. Purcell is provided at Note 6. Stockholders’ Deficiency. Cash compensation expense pursuant to this agreement totalled $37,500 and $75,000 for the three-months and six-months ended June 30, 2020 and 2019, which is included in research and development expenses in the Company’s consolidated statements of operations for such periods.

Employment Agreements

Effective on May 6, 2020, Timothy Jones was appointed as RespireRx’s President and Chief Executive Officer and entered into an employment agreement as of that date. In addition, Mr. Jones has continued to serve as a member of the Company’s Board of Directors, a position he has held since January 28, 2020. On November 19, 2019, Mr. Jones became an advisor to the Company’s Board of Directors, a position he held until January 27, 2020. Under the employment agreement, a provisional period of “at will” employment was to expire on July 31, 2020. Neither party terminated the employment agreement prior to July 31, 2020, and on that date all rights and obligations under the agreement were deemed effective, including with respect to the certain economic obligations of the Company upon termination of Mr. Jones’ employment. The Board of Directors and Mr. Jones agreed to continue the employment agreement after the initial provisional period. The employment agreement has a termination date of September 30, 2023 and will automatically extend annually, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date. On July 31, 2020, the employment agreement was amended. The terms of the amended agreement call for a base salary through September 30, 2020 of $300,000 per year which may remain accrued but unpaid at the discretion of the Board of Directors until such time as at least $2,500,000 has been raised. If $10,000,000 or more has been raised by September 30, 2021, Mr. Jones’ base salary would be increased to $375,000 per year. Otherwise, it would remain at $300,000 annually unless increased pursuant to the employment agreement or by the Board of Directors. Mr. Jones’ base salary is subject to cost of living increases. Since the expiration of the provisional period, Mr. Jones is eligible for a guaranteed bonus of $200,000 on October 31,2020, $200,000 on March 31, 2021 and $150,000 each six months thereafter on each March 31st and September 30th thereafter, unless the agreement is earlier terminated. At the end of the provisional period, pursuant to the employment agreement, Mr. Jones was granted an option grant for the purchase of 1,000,000 shares of the Company’s common stock upon the expiration of the provisional period. In addition, until such time as the Company establishes comparable benefits, Mr. Jones is entitled to $1,200 per month on a tax equalized basis for health insurance and $1,000 per month on a tax equalized basis for term life insurance plus a disability policy. Mr. Jones is entitled to be reimbursed for business expenses. Mr. Jones would be entitled to a $12,000 tax equalized annual automobile allowance after the Company has raised $10,000,000. In addition, on July 31, 2020, the Board of Directors granted Mr. Jones a discretionary bonus that was a grant of an option to purchase 16,000,000 shares of common stock expiring on July 31, 2025 at an exercise price equal to the closing price of the Company’s common stock on July 31, 2020 of $0.0072, 25% of which vested immediately and 25% of which will vest on each of September 30, 2020, December 31, 2020 and March 31, 2021. Upon commencement of Mr. Jones’ employment agreement on May 6, 2020, Mr. Jones was no longer eligible to receive fees for his participation as a member of the Board of Directors. From January 1, 2020 to January 27, 2020, while Mr. Jones was an advisor to the Company’s Board of Directors, the Company accrued $3,484 for Mr. Jones’ advisory fees. From January 28, 2020 to May 5, 2020, the Company accrued $16,734 of fees for Mr. Jones’ participation as a member of the Board of Directors and $0 thereafter. From May 6, 2020 to June 30, 2020, the Company accrued $49,525 for Mr. Jones’ compensation and related benefits. These amounts are included in accounts payable and accrued expenses and in accrued compensation in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2020.

Effective May 6, 2020, with the appointment of Timothy Jones as RespireRx’s President and Chief Executive Officer, Dr. Lippa resigned the interim officer positions of Interim Chief Executive Officer and Interim President, positions that Dr. Lippa has assumed on October 12, 2018 after the resignation of Dr. James Manuso on September 30, 2018. Dr. Lippa continues to serve as RespireRx’s Executive Chairman and as a member of the Board of Directors as well as the Company’s Chief Scientific Officer. Dr. Lippa has been granted stock options on several occasions and is eligible to receive additional awards under RespireRx’s 2014 Plan and 2015 Plan at the discretion of the Board of Directors. Dr. Lippa did not receive any option to purchase shares of common stock during the three-month and six-month periods ending June 30, 2020. Additional information with respect to the stock options granted to Dr. Lippa is provided at Note 6 Stockholders’ Deficiency. Dr. Lippa is also entitled to receive, until such time as RespireRx establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Dr. Lippa is also entitled to be reimbursed for business expenses. Cash compensation inclusive of employee benefits accrued pursuant to this agreement totalled $84,900 and $169,800 for each of the three-months and six-months ended June 30, 2020 and 2019, respectively. Dr. Lippa’s cash compensation is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet at June 30, 2020 and in research and development expenses in the Company’s condensed consolidated statement of operations for the three-months and six-months ended June 30, 2020 and 2019. Dr. Lippa does not receive any additional compensation for serving as Executive Chairman and on the Board of Directors. On July 13, 2020, Dr. Lippa forgave $600,000 of accrued compensation and benefits and in exchange received 600 shares of Series H Preferred Stock (See Note 9. Subsequent Events).

Jeff E. Margolis currently serves as the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary. On August 18, 2015, the Company entered into an employment agreement with Mr. Margolis in his role at that time as Vice President, Secretary and Treasurer. Pursuant to the agreement, which was for an initial term through September 30, 2016 and later amended (and which automatically extended on September 30, 2016, 2017, 2018 and 2019 and will automatically extend annually, upon the same terms and conditions for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date). Mr. Margolis receives an annual base salary of $300,000, and is eligible to receive performance-based annual bonus awards based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year. Additionally, Mr. Margolis has been granted stock options on several occasions and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Margolis is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy, which $1,000 per month obligation has been waived by Mr. Margolis until Mr. Margolis notifies the Company of the rescission of the waiver. Mr. Margolis is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Mr. Margolis is provided at Note 6 Stockholders’ Deficiency. Recurring cash compensation accrued pursuant to this amended agreement totalled $80,400 and $169,800 for the three-months and six-months ended June 30, 2020 and 2019, respectively, Mr. Margolis’ cash compensation is included in accrued compensation and related expenses in the Company’s condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019, and in general and administrative expenses in the Company’s condensed consolidated statement of operations. Mr. Margolis does not receive any additional compensation for serving on the Company’s Board of Directors. On July 13, 2020, Mr. Margolis forgave $500,000 of accrued compensation and benefits and in exchange received 500 shares of Series H Preferred Stock (See Note 9. Subsequent Events).

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

University of Illinois 2014 Exclusive License Agreement

On June 27, 2014, the Company entered into an Exclusive License Agreement (the “2014 License Agreement”) with the University of Illinois. The 2014 License Agreement granted the Company (i) exclusive rights to several issued and pending patents in several jurisdictions and (ii) the non-exclusive right to certain technical information that is generated by the University of Illinois in connection with certain clinical trials as specified in the 2014 License Agreement, all of which relate to the use of cannabinoids for the treatment of sleep related breathing disorders. The Company is developing dronabinol (Δ9-tetrahydrocannabinol), a cannabinoid, for the treatment of OSA, the most common form of sleep apnea.

The 2014 License Agreement provides for various commercialization and reporting requirements that commenced on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The minimum annual royalty obligation of $100,000 due on December 31, 2019, was extended to June 30, 2020 and further extended to July 7, 2020 when the obligation was paid (See Note 9. Subsequent Events). One-time milestone payments may become due based upon the achievement of certain development milestones. $350,000 will be due within five days after the dosing of the first patient is a Phase III human clinical trial anywhere in the world. $500,000 will be due within five days after the first NDA filing with FDA or a foreign equivalent. $1,000,000 will be due within twelve months of the first commercial sale. One-time royalty payments may also become due and payable. Annual royalty payments may also become due. In the year after the first application for market approval is submitted to the FDA or a foreign equivalent and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA or a foreign equivalent and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000.

During each of the three-months and six-months ended June 30, 2020 and 2019, the Company recorded charges to operations of $25,000, respectively, with respect to its 2020 and 2019 minimum annual royalty obligation, which is included in research and development expenses in the Company’s condensed consolidated statement of operations for the three-months and six-months ended June 30, 2020 and 2019, respectively.

UWM Research Foundation Patent License Agreement

On August 1, 2020, RespireRx exercised its option pursuant to its option agreement dated March 2, 2020, between RespireRx and UWM Research Foundation, an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”). Upon exercise RespireRx and UWMRF executed the UWMRF Patent License Agreement effective August 1, 2020 pursuant to which RespireRx licensed the identified intellectual property.

Under the UWMRF Patent License Agreement, the Company has an exclusive license to commercialize GABAkine products based on UWMRF’s rights in certain patents and patent applications, and a non-exclusive license to commercialize products based on UWMRF’s rights in certain technology that is not the subject of the patents or patent applications. UWMRF maintains the right to use, and, upon the approval of the Company, to license, these patent and technology rights for any non-commercial purpose, including research and education. The UWMRF Patent License Agreement expires upon the later of the expiration of the Company’s payment obligations to UWMRF or the expiration of the last remaining licensed patent granted thereunder, subject to early termination upon the occurrence of certain events. The License Agreement also contains a standard indemnification provision in favor of UWMRF and confidentiality provisions obligating both parties. For additional details, see Note 9. Subsequent Events - Exercise of Option pursuant to Option Agreement with UWMRF and Commencement of UWMRF Patent License Agreement.

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

In March 2011, the Company entered into a new agreement with Bausch to re-acquire the ampakine compounds, patents and rights that Bausch had acquired from the Company in March 2010. The new agreement provided for potential future payments of up to $15,150,000 by the Company based upon the achievement of certain developments, including NDA submissions and approval milestones pertaining to an intravenous dosage form of the ampakine compounds for respiratory depression, a therapeutic area not currently pursued by the Company. Bausch is also eligible to receive additional payments of up to $15,000,000 from the Company based upon the Company’s net sales of an intravenous dosage form of these compounds for respiratory depression.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2020, aggregating $2,289,770. License agreement amounts included in the 2020 column represents amounts contractually due from July 1, 2020 through December 31, 2020 (six months) and in each of the subsequent years, represents the full year. Employment agreement amounts included in the 2020 column represent amounts contractually due from July 1, 2020 through September 30, 2020 (three months) and in one case through September 30, 2023 when such contracts expire unless extended pursuant to the terms of the contracts.

		Payments Due By Year
	Total	2020	2021	2022	2023	2024
License agreements	$510,370	$50,000	$115,092	$115,093	$130,185	$100,000
Employment agreements (1)	1,779,400	450,200	689,600	639,600	554,700	-
Total	$2,289,770	$500,200	$739,600	$654,700	$100,000	$100,000

(1) The payment of amounts related to Dr. Lippa and Mr. Margolis have been deferred indefinitely, as described above at “Employment Agreements.” The payment amounts to Mr. Jones have been deferred pending the Company achieving certain financing thresholds as described above at “Employment Agreements.” The 2020 amounts include three-months of employment agreement obligations for Dr. Lippa, Mr. Jones and Mr. Margolis as their employment contracts renewed on September 30, 2019 and the 2020 obligations include the three months of obligations through September 30, 2020. In the case of Mr. Jones, the obligations extend through the first renewal date of his employment contract which is September 30, 2023. Also, in the case of Mr. Jones, guaranteed bonus obligations are included in the periods in which such amounts are due.

9. Subsequent Events

Convertible Notes

FirstFire Global Opportunties Fund LLC

On July 2, 2020, RespireRx and FirstFire Global Opportunities Fund LLC (“FF”) entered into a Securities Purchase Agreement (the “FF SPA”) by which FF provided a sum of $125,000 to the Company, in return for a convertible promissory note with a face amount of $137,500 (which difference in value as compared to the consideration is due to an original issue discount of $12,500), a common stock purchase warrant for 6,875,000 shares of the Company’s common stock (the “FF Warrant”), and the Confession of Judgment (as defined below), among other agreements and obligations.

The note obligates the Company to pay interest at a rate of 10% per annum on any unpaid principal since July 2, 2020, and to make five monthly amortization payments in the amount of $30,250 each, with the first such payment due on December 2, 2020, and the final such payment, along with any unpaid principal and any accrued and unpaid interest and other fees, due on April 2, 2021. Any amount of principal or interest that is not paid when due bears interest at the rate of the lesser of 24% and the maximum amount permitted by law, from the due date to the date such amount is paid.

FF has the right, at any time, to convert any outstanding and unpaid amount of the note into shares of the Company’s common stock or securities convertible into the Company’s common stock, provided that such conversion would not result in FF beneficially owning more than 4.99% of the Company’s then outstanding shares of common stock. Subject to certain limitations and adjustments as described in the note, FF may convert at a per share conversion price equal to $0.02, provided that upon any event of default (as defined in the note), the conversion price will equal the lower of (i) the fixed conversion price, (ii) discount to market based upon subsequent financings with other investors, or (iii) 60% multiplied by the lowest traded price of the common stock of the Company during the twenty-one consecutive trading day (as defined in the note) period immediately preceding the date of such conversion. Upon such conversion, all rights with respect to the portion of the note being so converted terminate, except for the right to receive the Company’s common stock or other securities, cash or other assets as provided in the note due upon such conversion.

The Company may, with prior written notice to FF, prepay the outstanding principal amount under the note during the initial 180 day period after the Effective Date by making a payment to FF of an amount in cash equal to a certain percentage of the outstanding principal, interest, default interest and other amounts owed. Such percentage varies from 105% to 115% depending on the period in which the prepayment occurs, as set forth in the note.

The FF SPA provides FF with certain participation rights in any subsequent offering of debt or equity. Under the FF SPA, the Company may not enter into an offering of its securities with terms that would benefit an investor more than FF is benefited under the FF SPA and the agreements ancillary thereto, unless the Company offers FF those same terms. The FF SPA also grants FF certain registration rights.

The FF Warrant is a common stock purchase warrant to purchase 6,875,000 shares of the Company’s common stock, for value received in connection with the issuance of the note, from the date of issuance of the FF Warrant until September 30, 2023, at an exercise price of $0.007 (subject to adjustment as provided therein) per share of common stock.

Additionally, the Company provided a confession of judgment (the “Confession of Judgment”) in favor of FF for the amount of the note plus fees and costs, to be filed pursuant to the terms and conditions of the FF SPA and the note.

The note and the shares of the Company’s common stock issuable upon its conversion were offered and sold to FF in reliance upon specific exemptions from the registration requirements of United States federal and state securities laws, which include Section 4(a)(2) of the 1933 Act, and Rule 506(b) promulgated by the SEC under the 1933 Act. Pursuant to these exemptions, FF represented to the Company under the FF SPA, among other representations, that it was an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the 1933 Act.

EMA Financial, LLC

On July 30, 2020, the Company and EMA Financial, LLC (“EMA”) entered into a securities purchase Agreement (the “EMA SPA”) by which EMA provided a sum of $68,250 to the Company, in return for a convertible note with a face amount of $75,000, and a common stock purchase warrant (the “EMA Warrant”) for 3,750,000 shares of the Company’s common stock.

The note obligates the Company to pay by October 30, 2021 a principal amount of $75,000 together with interest at a rate equal to 10% per annum, which principal exceeds the consideration by the amount of an original issue discount of $6,750. Any amount of principal or interest that is not paid by the maturity date would bear interest at the rate of 24% from the maturity date to the date such amount is paid.

EMA has the right, in its discretion, at any time, to convert any outstanding and unpaid amount of the note into shares of common stock, provided that such conversion would not result in EMA beneficially owning more than 4.99% of the Company’s then outstanding common stock. In the absence of an event of default (as defined in the note), EMA may convert at a per share conversion price equal to $0.02, subject to a retroactive downward adjustment if the lowest traded price on each of the three consecutive trading days following such conversion is lower than $0.02. Upon an event of default, the conversion price is to be adjusted downward based on a discount to market with respect to subsequent financings or a percentage of the lowest traded price during the twenty-one day period prior to the conversion, if lower than $0.02. Upon such conversion, all rights with respect to the portion of the note being so converted terminate, except for the right to receive common stock or other securities, cash or other assets as provided in the note due upon such conversion.

The Company may, with prior written notice to EMA, prepay the outstanding principal amount under the Note during the initial 180 day period after July 30, 2020 by making a payment to EMA of an amount in cash equal to a certain percentage of the outstanding principal, interest, default interest and other amounts owed. Such percentage varies from 110% to 115% depending on the period in which the prepayment occurs, as set forth in the note.

If, prior to the repayment or conversion of the note, the Company consummates a registered, qualified or unregistered primary offering of its securities for capital raising purposes with aggregate net proceeds in excess of $2,500,000, EMA will have the right, in its discretion, to demand repayment in full of any outstanding principal, interest (including default interest) under the note as of the closing date of such offering.

The EMA SPA includes, among other things: (1) an automatic adjustment to the terms of the EMA SPA and related documents to the terms of a future financing if those terms are more beneficial to an investor than the terms of the EMA SPA and related documents are to EMA, subject to limited exceptions; and (2) certain registration rights. In addition, any subsidiary to which the Company transfers a material amount of assets must guarantee certain obligations of the Company under the note.

The EMA Warrant is a common stock purchase warrant to purchase 3,750,000 shares of common stock, for value received in connection with the issuance of the note, from the date of issuance of the EMA Warrant until September 30, 2023, at an exercise price of $0.007 (subject to adjustment as provided therein) per share of common stock.

The note and the shares of common stock issuable upon conversion thereof are offered and sold to EMA in reliance upon specific exemptions from the registration requirements of United States federal and state securities laws, which include Section 4(a)(2) of the 1933 Act, and Rule 506 of Regulation D promulgated thereunder. Pursuant to these exemptions, EMA represented to the Company under the EMA SPA, among other representations, that it was an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the 1933 Act.

2014 License Agreement Extension of Time to Meet December 31, 2019 Payment Obligation

RespireRx received an extension of time to meet the $100,000 per year payment obligation that was originally due on December 31, 2019, until July 7, 2020 when the payment obligation was met by RespireRx. The next annual payment obligation due with respect to the 2014 License Agreement is due on December 31, 2020. See Note 8. Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement.

Compensation Forgiveness by Arnold S. Lippa and Jeff Margolis and Related Issuance of Series H Preferred Stock.

On July 13, 2020, RespireRx entered into two Exchange Agreements (each an “Exchange Agreement” and collectively, the “Exchange Agreements”) with Mr. Margolis, and Dr. Lippa (each an “Employee” and collectively, the “Employees”).

Pursuant to the terms of the Exchange Agreements, each Employee exchanged his right to receive certain accrued compensation from the Company in exchange for shares of Series H 2% Voting, Non-Participating, Convertible Preferred Stock (“Series H Preferred Stock”) of the Company. Mr. Margolis exchanged his right to receive $500,000 of accrued compensation for 500 shares of the Series H Preferred Stock, and Dr. Lippa exchanged his right to receive $600,000 of accrued compensation for 600 shares of the Series H Preferred Stock. The Series H Preferred Stock is convertible into units consisting of one share of common stock of the Company and a warrant exercisable into one share of common stock of the Company (such warrant having an initial exercise price of $0.007 per share).

The agreement to accept the Employees’ offers to forgive compensation and to enter into Exchange Agreements was approved by disinterested members of the Company’s Board of Directors; Mr. Margolis and Dr. Lippa recused themselves from voting. The Company’s entry into the Exchange Agreements and resulting forgiveness of compensation reduced the accrued compensation liabilities of the Company by $1,100,000.

Also, on July 13, 2020, the Company filed a Certificate of Designation, Preferences, Rights and Limitations (the “Certificate of Designation”) of its Series H Preferred Stock with the Secretary of State of the State of Delaware to amend the Company’s certificate of incorporation. The filing of the Certificate of Designation was approved by the Company’s Board of Directors. The Certificate of Designation sets forth the preferences, rights and limitations of the Series H Preferred Stock.

Entry into Equity Purchase Agreement

On July 28, 2020, RespireRx entered into an equity purchase agreement (the “EPA”) and a registration rights agreement (the “Registration Rights Agreement”) with White Lion Capital, LLC (the “Investor”) pursuant to which the Investor agreed to invest up to $2,000,000 to purchase the Company’s common stock at a purchase price of 85% of the lowest daily volume weighted average price of the common stock for the five trading days prior to a given closing date related to such purchase. Additionally, RespireRx issued to the Investor a convertible note (the “Commitment Note”) with a face amount of $25,000.

The Registration Rights Agreement was entered into as an inducement to the Investor to execute and deliver the EPA, whereby RespireRx agreed to provide certain registration rights under the 1933 Act with respect to the shares of common stock issuable to the Investor pursuant to the EPA. The EPA terminates on the earlier of (i) June 30, 2021, (ii) the date on which the Investor has purchased $2,000,000 of the Company’s common stock, (iii) the date on which the registration statement agreed to in the Registration Rights Agreement is no longer in effect, (iv) upon Investor’s material breach of the EPA, (v) in the event a voluntary or involuntary bankruptcy petition is filed with respect to RespireRx, or (vi) if a custodian is appointed for RespireRx for all or substantially all of its property or RespireRx makes a general assignment for the benefit of its creditors.

The Commitment Note was issued in connection with the execution of the EPA and pursuant to the terms thereof, and obligates RespireRx to pay by July 28, 2021 a principal amount of $25,000, together with a guaranteed interest payment of $2,000 representing an 8% per annum interest rate applied regardless of any payments or prepayments other than payments made by conversion of the Commitment Note. Upon an event of default, any amount of outstanding principal or interest would bear interest at the lower of 18% or the highest rate permitted by law.

The Investor has the right, at any time after the first 180 days, to convert any outstanding and unpaid amount (including accrued interest and other fees) into shares of common stock, provided that such conversion would not result in the Investor beneficially owning more than 9.99% of RespireRx’s then outstanding common stock. Unless an event of default has occurred, the Investor may convert at a per share conversion price equal to $0.02. Upon such conversion, all rights with respect to the portion of the Commitment Note being so converted terminate, except for the right to receive common stock.

The Investor also has the right, at any time the Commitment Note is outstanding, to apply any outstanding principal or interest as consideration for any equity, equity-linked and/or debt securities offered by RespireRx in any public offering or private placement, subject to the terms of the Commitment Note.

RespireRx may, with prior written notice to the Investor, prepay the entire outstanding principal amount under the Commitment Note at any time by making a payment to the Investor of an amount in cash equal to 110% of the outstanding principal, guaranteed interest amount, and any default interest or other amounts owed.

The shares of common stock to be issued and sold to the Investor pursuant to the EPA, or issuable upon conversion of the Commitment Note, and the Commitment Note are issued in reliance upon specific exemptions from the registration requirements of United States federal and state securities laws, which include Section 4(a)(2) of the 1933 Act, and Rule 506 of Regulation D promulgated thereunder. Pursuant to these exemptions, the Investor represented to the Company under the EPA, among other representations, that it was an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the 1933 Act.

Approval of Amendment of the Amended and Restated 2015 Stock and Stock Option Plan

On July 31, 2020, the Board of Directors amended the 2015 Plan to increase the shares issuable under the 2015 Plan by 100,000,000, from 58,985,260 shares to 158,985,260. Other than the change in the number of shares available under the 2015 Plan, no other changes were made to the 2015 Plan by this amendment. See Note 6. Stockholders’ Deficiency – Stock Options.

Stock options granted to Executive Officers and Others

On July 31, 2020, the Board of Directors of the Company granted non-qualified options to two executive officers of the Company.

RespireRx granted a non-qualified stock option to Mr. Jones to purchase 16,000,000 shares of common stock of the Company. The options vested or will vest, as applicable, in four installments: 25% on issuance, 25% on September 30, 2020, 25% on December 31, 2020, and 25% on March 31, 2021. The options will expire on July 31, 2025. The exercise price of the options is the closing per share market price of shares of common stock of RespireRx as of the date of issuance, which was $0.0072 per share. The option contains a cashless exercise provision.

RespireRx granted non-qualified options to Richard Purcell to purchase 5,000,000 shares of common stock of the Company. The options vested or will vest, as applicable, in four installments: 25% on issuance, 25% on September 30, 2020, 25% on December 31, 2020, and 25% on March 31, 2020. The options will expire on July 31, 2025. The exercise price of the options is the closing per share market price of shares of Common Stock of the Company as of the date of issuance, which was $0.0072 per share. The option contains a cashless exercise provision.

On July 31, 2020, the Board of Directors of the Company granted a non-qualified option exercisable into 7,500,000 shares of common stock of the Company to Kathryn MacFarlane, a member of the Board of Directors and additional non-qualified options exercisable into 21,000,000 shares of common stock of the Company in the aggregate to vendors, or assignees of vendors, in each case on either a discretionary basis or for services rendered. The options vested on issuance and will expire on July 31, 2025. The exercise price of the options is the closing per share market price of shares of common stock of RespireRx as of the date of issuance, which was $0.0072 per share. These options contain a cashless exercise provision.

Amendment to Timothy Jones Employment Contract and Extension Beyond Provisional Period

On July 31, 2020, the employment agreement of Mr. Jones was amended to (i) decrease the threshold financing amount above which the Board of Directors may exercise its discretion to withhold payment to Mr. Jones of his salary and bonus and (ii) adjust bonus amounts paid without adjusting the aggregate dollar amount of these bonus amounts.

On that same date, pursuant to employment agreement, (i) Mr. Jones’s employment with the Company was no longer considered “at will” and all rights and obligations set forth in the Employment Agreement were deemed effective as of that date and (ii) Mr. Jones was granted options to purchase 1,000,000 shares of common stock of RespireRx.

See “Note 8. Significant Agreements and Contracts—Employment Agreements.” Also, see See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – Employment Agreements to our condensed consolidated financial statements at March 31, 2020 for more information on the employment agreement of Mr. Jones.

Exercise of Option pursuant to Option Agreement with UWMRF and Commencement of UWMRF Patent License Agreement.

On August 1, 2020, RespireRx exercised its option pursuant to its option agreement dated March 2, 2020, between RespireRx and UWM Research Foundation, an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”). Upon exercise RespireRx and UWMRF executed the UWMRF Patent License Agreement effective August 1, 2020 pursuant to which RespireRx licensed the identified intellectual property. Under the terms of the exclusive, royalty bearing UWMRF Patent License Agreement, RespireRx licensed from UWMRF, the Licensed Subject Matter which includes the patent rights, technology rights and improvements on a worldwide basis. RespireRx is responsible to pay UWMRF 25% of past patent costs twelve months after the effective date of the UWMRF Patent License Agreement and 25% twenty-four months after the effective and the balance of past patent costs thirty-six months after the effective date. As of January 14, 2020, such past patent costs totalled $60,370. RespireRx is obligated to pay annual license maintenance fees that very from year-to-year from the second anniversary date through the fifth anniversary date and the amount due on the fifth anniversary date is due each anniversary date thereafter. Additionally, RespireRx is obligated to pay UWMRF one-time milestones (i) upon the dosing of the first patient is a Phase II clinical trial, (ii) upon the dosing of the first patient in a Phase III clinical trial and (iii) upon approval by the FDA” of a NDA. RespireRx is also obligated to pay annual royalties on net sales of patented products, and other products as described and defined in the UWMRF Patent License Agreement, subject to reduction due to royalty stacking provisions. The royalty percentages are also subject to annual minimum amounts after first commercial sale of a licensed product of which annual minimums increase in two year increments until they reach a fixed amount in year six and thereafter. UWMRF was granted stock appreciation rights providing UWMRF with the right to receive an amount equal to 4.9% of the consideration received upon the sale or assignment of one or more of the neuromodulator programs above $1 per program. The Company must provide UWMRF with an annual development plan by September 30, 2021 and each September 30th thereafter. The UWMRF Patent License Agreement will expand the Company’s neuromodulator platform which has historically included the Company’s ampakine program and now includes a GABAA program as well. That platform, as expanded, is now called Project EndeavourRx.

Conversions of Certain Convertible Notes

The table below summarizes the conversions of several convertible notes after June 30, 2020.

	Date	Principal	Interest		Total	No. Shares
	2020	converted	converted	Costs	converted	issued
Convertible note issued in November 2019
	July1	$20,500	$1,348	$-	$21,848	9,103,313
	July 7	$10,000	$674	-	$10,674	4,447,488
Total		$30,500	$2,022	$-	$32,522	13,550,801

Exercises of Certain Warrants on a Cashless Basis

The table below summarizes the exercise of warrants after June 30, 2020.

Warrant exercises	Date 2020	Number of warrants exercised on a cashless basis	Number of shares issued

Warrants Associated With August 2019 Convertible Note	July 1	10,063,627	9,490,000
	July 7	10,604,454	10,000,000
	July 10	10,604,454	10,000,000
	July 23	2,997,219	2,826,861

Warrants Associated With October 2019 Convertible Note	July 31	13,300,000	12,641,650
	August 7	14,000,000	13,307,000
	August 12	14,000,000	13,307,000

Total		75,569,754	71,572,511

Reimbursement of Advances made by Officers to the Company

Advances to the Company, included in Notes payable to officers in the Company’s condensed consolidated balance sheet as of June 30, 2020, made by Jeff E. Margolis, were repaid, in part, such repayment being $4,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements (unaudited) and notes related thereto appearing elsewhere in this document.

Overview

The mission of the Company is to develop innovative and revolutionary treatments to combat disorders caused by disruption of neuronal signalling. We are developing treatment options that address conditions that affect millions of people, but for which there are limited or poor treatment options, including obstructive sleep apnea (“OSA”), attention deficit hyperactivity disorder (“ADHD”) and recovery from spinal cord injury (“SCI”), as well as certain neurological orphan diseases such as Fragile X Syndrome (“FXS”). With the addition of the GABAkine program stemming from our UWMRF Patent License Agreement (“UWMRF Patent License Agreement”) with the University of Wisconsin-Milwaukee Research Foundation (“UWMRF”) effective August 1, 2020, we have added development programs for treatment resistant epilepsy and other convulsant disorders, and potentially migraine, inflammatory and neuropathic pain, as well as other areas of interest based on results of animal studies to date.

RespireRx is developing a pipeline of new drug products based on our broad patent portfolios across two distinct drug platforms:

(i)

our cannabinoids platform (which we refer to as Project ResolutionRx), including dronabinol (a synthetic form of ∆9-tetrahydrocannabinol (“Δ9-THC”)), which that acts upon the nervous system’s endogenous cannabinoid receptors, and

(ii)	our neuromodulators platform (which we refer to as Project EndeavourRx), which includes two programs: (a) our ampakines program, proprietary compounds that positively modulate AMPA-type glutamate receptors to promote neuronal function and (b) our GABAkines program, PAMs of GABAA receptors that are the subject of the UWMRF Patent License Agreement.

I.	Cannabinoids

Background

The term “cannabinoids” refers to the pharmacologically active, naturally occurring substances found within the cannabis (marijuana) plant. While the liberalization of state laws regulating the use and sales of marijuana has created a major industry based on the commercialization of marijuana for both medical and recreational use, the U.S. Food and Drug Administration (“FDA”) has not recognized or approved the marijuana plant as medicine nor is it federally legal to sell products that contain cannabinoids as drugs, dietary supplements or foods (edibles) without its approval. From a scientific and pharmaceutical perspective, however, we do not think that pharmaceutical cannabinoids should suffer from the stigma that marijuana has, since it was declared a controlled substance in the 1930’s. Rather, we believe that cannabinoids should be considered pharmaceuticals to be developed under rules and regulations established by the FDA and comparable international regulatory bodies in much the same manner as other drugs originally derived from plants much like aspirin, theophylline or tamoxifen.

In parallel with the widespread public attention given to the growth of the recreational, dietary supplement, health and wellness and medical cannabis industry, an alternate approach has focused on the development of cannabinoids as pharmaceutical products. The term “pharmaceutical cannabinoids” refers to cannabinoids developed according to FDA accepted regulatory pathways by which a company receives FDA approval to market and sell any new drug. To date, scientific study has focused on the two major cannabinoids, Δ9-THC and cannabidiol (“CBD”), although additional cannabinoids are gaining attention. RespireRx has been one of the pioneers in the field of pharmaceutical cannabinoids with its long-term commitment to developing Δ9-THC for the treatment of sleep-related breathing disorders.

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

Dronabinol is a synthetically manufactured Δ9-THC, one of the pharmacologically active substances naturally occurring in the cannabis plant. Dronabinol, in its soft gel-cap formulation, is a Schedule III, controlled drug that has been approved by the FDA for the treatment of AIDS-related anorexia and chemotherapy-induced nausea and vomiting. Dronabinol is sold in the United States as the branded prescription drug product Marinol® capsules as well as numerous generic formulations, and is available in 2.5 mg, 5 mg, and 10 mg capsules, with a maximum labelled dosage of 20 mg/day for the AIDS indication, or 15 mg/m2 per dose for chemotherapy-induced nausea and vomiting. Syndros® is a liquid formulation of dronabinol and is a Schedule II, controlled drug.

OSA and Existing Treatments

RespireRx has sought to develop dronabinol for the treatment of obstructive sleep apnea (“OSA”). OSA is a sleep-related breathing disorder that afflicts an estimated 29 million people in the United States according to the American Academy of Sleep Medicine (“AASM”), and an additional 26 million in Germany and 8 million in the United Kingdom, as presented at the European Respiratory Society’s annual Congress in Paris, France in September 2018. OSA involves a decrease or complete halt in airflow despite an ongoing effort to breathe during sleep. When the muscles relax during sleep, soft tissue in the back of the throat collapses and obstructs the upper airway. OSA remains significantly under-recognized, as only 20% of cases in the United States according to the AASM and 20% of cases globally have been properly diagnosed. About 24 percent of adult men and 9 percent of adult women are believed to have the breathing symptoms of OSA with or without daytime sleepiness. OSA significantly impacts the lives of sufferers who do not get enough sleep; their quality of sleep is deteriorated such that daily function is compromised and limited. OSA is associated with decreased quality of life, significant functional impairment, and increased risk of road traffic accidents, especially in professions like transportation and shipping.

Research has established links between OSA and several important co-morbidities, including hypertension, type II diabetes, obesity, stroke, congestive heart failure, coronary artery disease, cardiac arrhythmias, and even early mortality. The consequences of undiagnosed and untreated OSA are medically serious and economically costly. According to the AASM, the estimated economic burden of OSA in the United States is approximately $162 billion annually. We believe that a new drug therapy that is effective in reducing the medical and economic burden of OSA would have major benefits for the treatment of this costly disease indication.

Continuous Positive Airway Pressure (“CPAP”) is the most common treatment for OSA. CPAP devices work by blowing pressurized air into the nose (or mouth and nose), which keeps the pharyngeal airway open. CPAP is not curative, and patients must use the mask whenever they sleep. Reduction of the apnea/hypopnea index (“AHI”) is the standard objective measure of therapeutic response in OSA. Apnea is the cessation of breathing for 10 seconds or more and hypopnea is a reduction in breathing. AHI is the sum of apnea and hypopnea events per hour. In the sleep laboratory, CPAP is highly effective at reducing AHI. However, the device is cumbersome and difficult for many patients to tolerate. Most studies describe that 25-50% of patients refuse to initiate or completely discontinue CPAP use within the first several months and that most patients who continue to use the device do so only intermittently.

Oral devices may be an option for patients who cannot tolerate CPAP. Several dental devices are available including the Mandibular Advancement Device (“MAD”) and the Tongue Retaining Device (“TRD”). The MAD is the most widely used dental device for sleep apnea and is similar in appearance to a sports mouth guard. It forces the lower jaw forward and down slightly which keeps the airway more open. The TRD is a splint that holds the tongue in place to keep the airway as open as possible. Like CPAP, oral devices are not curative for patients with OSA. The cost of these devices tends to be high and side effects associated with them include night-time pain, dry lips, tooth discomfort, and excessive salivation.

Patients with clinically significant OSA who cannot be treated adequately with CPAP or oral devices may elect to undergo surgery. The most common surgery is uvulopalatopharyngoplasty which involves the removal of excess tissue in the throat to make the airway wider. Other possible surgeries include tracheostomies, rebuilding of the lower jaw, and nose surgery. Patients who undergo surgery for the treatment of OSA risk complications, including infection, changes in voice frequency, and impaired sense of smell. Surgery is often unsuccessful and, at present, no method exists to reliably predict therapeutic outcome from these forms of OSA surgery.

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

The 2014 License Agreement obligates the Company to comply with various commercialization and reporting requirements that commenced in 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The minimum annual royalty obligation of $100,000 due on December 31, 2019, was extended to and paid on July 7, 2020. One-time milestone payments may become due based upon the achievement of certain development milestones. $350,000 will be due within five days after the dosing of the first patient in a Phase III human clinical trial anywhere in the world. $500,000 will be due within five days after the first NDA filing with the FDA, as defined below, or a foreign equivalent. $1,000,000 will be due within twelve months of the first commercial sale. One-time royalty payments may also become due and payable. Annual royalty payments may also become due. In the year after the first application for market approval is submitted to the FDA or a foreign equivalent and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA or a foreign equivalent and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000. For each of the three-month and six-month periods ended June 30, 2020 and 2019, the Company recorded a charge to operations of $25,000 and $50,000, respectively, as its minimum annual royalty obligation, which is included in research and development expenses in the Company’s condensed consolidated statements of operations for the three-months and six-months ended June 30, 2020 and 2019, respectively.

The due date of the $100,000 annual amount payable to the University of Illinois that was originally due on December 31, 2019 pursuant to the 2014 License Agreement, was extended to and paid on July 7, 2020.

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

The Company conducted a 21-day, randomized, double-blind, placebo-controlled, dose escalation Phase 2A clinical study in 22 patients with OSA, in which dronabinol produced a statistically significant reduction in AHI, the primary therapeutic end-point, and was observed to be safe and well tolerated, with the frequency of side effects no different from placebo. This clinical trial provided data supporting the submission of patent applications claiming unique dosage strengths, blood levels and controlled release formulations optimized for use in the treatment of OSA. If approved, these pending patents would extend market exclusivity until at least 2031.

With approximately $5 million in funding from the National Heart, Lung and Blood Institute of National Institutes of Health (“NIH”), Dr. David Carley of UIC, along with his colleagues at UIC and Northwestern University, completed a Phase 2B multi-center, double-blind, placebo-controlled clinical trial of dronabinol in patients with OSA. This study, named “Pharmacotherapy of Apnea with Cannabimimetic Enhancement” (“PACE”) replicated the earlier Phase 2A study. The authors published in January 2018 in the journal SLEEP and reported that, in a dose-dependent fashion, treatment with 2.5 mg and 10 mg of dronabinol once per day at night, significantly reduced, compared to placebo, AHI during sleep in 56 evaluable patients with moderate to severe OSA who completed the study. Additionally, treatment with 10 mg of dronabinol significantly improved daytime sleepiness as measured by the Epworth Sleepiness Scale and achieved the greatest overall patient satisfaction. As in the previous Phase 2A study, dronabinol was observed to be safe and well tolerated, with the frequency of side effects no different from placebo. The Company did not manage this clinical trial, which was funded entirely by the National Heart, Lung and Blood Institute of NIH.

We initially believed that the most direct route to commercialization was to proceed directly to a Phase 3 pivotal clinical trial using the currently available, FDA approved (for other indications), generically available dronabinol gel-cap formulation and to commercialize, within the present RespireRx public corporate structure, a RespireRx branded dronabinol capsule under a 505(b)(2) FDA regulatory pathway in the United States. (see “Proposed Regulatory Process” below). We planned to follow this product with a proprietary formulation. However, several recent developments have caused us to re-evaluate this approach and to consider accelerating the development of a new proprietary formulation, as well as implementing an internal restructuring plan that contemplates contributing the cannabinoid platform into what initially would be a wholly owned subsidiary of RespireRx for the purpose of developing pharmaceutical cannabinoids to further the aims of Project ResolutionRx. Upon the potential formation of this subsidiary, the initial primary focus would be to re-purpose dronabinol for the treatment of OSA using a new proprietary formulation.

Project ResolutionRx.

We are considering the formation of the Project ResolutionRx subsidiary for reasons described below, among others.

●	Prospective Management

We recently hired Mr. Timothy Jones, highly experienced in the cannabinoid industry, to serve as the President and Chief Executive Officer of RespireRx and have approached certain key opinion leaders to sit on the proposed Project ResolutionRx subsidiary’s scientific advisory board (“SAB”). However, we cannot provide assurance that the SAB candidates will join us.

●	Business Plan

A detailed business plan with pro forma budgets has been prepared, which describes our strategy and plans for developing and commercializing the dronabinol platform for the treatment of OSA, including a review of the market opportunity, clinical development and regulatory pathway.

●	Key contracts

The Purisys Agreement and the 2014 License Agreement will need to be transferred or otherwise made available to the Project ResolutionRx subsidiary. See “—Noramco Inc./Purisys, LLC - Dronabinol Development and Supply Agreement” and “—University of Illinois 2014 Exclusive License Agreement” in Note 8. Commitments and Contingencies in the notes to condensed consolidated financial statements as of June 30, 2020 for more information on these agreements. While this subsidiary’s initial, primary focus will be on re-purposing dronabinol for the treatment of OSA, we believe that our broad enabling patents and a new proprietary formulation may provide a framework for expanding into the larger burgeoning pharmaceutical cannabinoid industry. We believe that by creating this subsidiary, it may be possible, through separate finance channels and potential strategic transactions, to optimize the asset value not only of the cannabinoid platform, but our neuromodulation platform as well.

●	Prospective Investors

We have had discussions with a number of potential cannabinoid investors and strategic partners who have expressed interest, mostly in the development of a new, proprietary formulation with extended patent life. Forming a new subsidiary for our cannabinoid platform or our neuromodulator platform may allow us to attract financing from investors with a desire to invest in one platform but not the other.

●	Speaking Engagements and Event Participation

On August 17, 2020, an interview with RespireRx’s Chief Executive Officer and President, Mr. Timothy Jones was posted as a podcast by Stock Day Media.

Jeff E. Margolis, the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary is one of forty expert speakers participating in the 3rd International Cannabinoid Derived Pharmaceuticals Summit, a digital event taking place September 15 – 17, 2020. Mr. Margolis is leading Workshop B on September 15, 2020 from 9am – 12pm Eastern Daylight Savings Time (“EDT”), entitled Investing and Financing for Early Stage Cannabinoid Drug Developers. Mr. Margolis is also participating as a panel member on September 17, 2020 at 1:50pm EDT as part of the same summit, for a panel discussion entitled: “Panel Discussion: Dispelling Common Misconceptions About Biotech Funding and Applying this Understanding to Cannabinoid Pharmaceuticals.”

●	Intellectual Property

RespireRx has exclusive rights to issued and pending patents claiming cannabinoid compositions and methods for treating cannabinoid-sensitive disorders, including sleep apnea, pain, glaucoma, muscular spasticity, anorexia and other conditions. In October 2019, we filed a continuation-in-part for our pending patent that describes and claims novel doses, controlled release compositions and methods of use for cannabinoids, as well as a new U.S. provisional patent application further disclosing novel dosage and controlled release compositions and methods of use for cannabinoids, alone or in combination, including with cannabinoid and non-cannabinoid molecules. Specific claims describe low dosage strengths and controlled release formulations for attaining a therapeutic window of cannabinoid blood levels that produce the desired therapeutic effect(s) for a controlled period of time, while minimizing undesirable side effects. As previously disclosed, the original patents were filed by RespireRx and are now included in the 2014 License Agreement. See Note 8. Commitments and Contingencies—University of Illinois 2014 Exclusive License Agreement in the notes to condensed consolidated financial statements as of June 30, 2020 for more information on the 2014 License Agreement. While no assurance can be provided that the claims in this continuation-in-part or the U.S. provisional patent application will be allowed in whole or in part, or that the patents will ultimately issue, we believe that these new filings, if allowed, will provide market protections through at least 2031.

We believe our intellectual property initiatives may afford expanding strategic options and market exclusivity in the burgeoning pharmaceutical cannabinoid business sector. New cannabinoid formulation technology is headed in the direction of enhanced absorption. These technologies, including nano- and micro-emulsions and thin films, have been shown to bypass the normal route of absorption and liver metabolism of cannabinoids, thus dramatically increasing blood levels and allowing for the use of low doses. Similarly, technologies may be used to achieve a controlled release of dronabinol, and we believe that our pending patent priority relating back to 2010 predates the efforts of others seeking to develop low-dose or extended release formulations of cannabinoids. Thus, to the extent that new technologies result in lower doses and/or controlled release formulations, we believe they would infringe on our pending patents once issued, not only for use in the treatment of OSA but potentially a wide variety of other indications as well.

Data from our Phase 2 clinical trials has allowed us to design new proprietary formulations of dronabinol, disclosed in our patent filings and optimized for the treatment of not only OSA, but also other indications. Within the past 12 to 24 months, new formulation technology has emerged potentially allowing for the creation of a proprietary dronabinol formulation with optimized dose and duration of action for treating OSA. We have discussions in progress with a number of companies that have existing cannabinoid formulation technologies, expertise, and licensure capabilities, which may lead to the development of a proprietary formulation of dronabinol for RespireRx based on our pending patents for low-dose and extended release dronabinol and may lead to the development of a marketable proprietary formulation of dronabinol. We believe that the development of a novel, proprietary formulation of dronabinol would only extend time to market entry by approximately 12 months compared to the currently available generic soft gel capsules, but would dramatically extend market exclusivity; however, no assurance can be provided that any of the formulation technologies that we are currently analyzing will result in viable products or that formulation agreements will be consummated on terms acceptable to us. The failure to consummate a formulation agreement would materially and adversely affect the Company.

●	The Opportunity to Improve Dronabinol Formulations

Dronabinol is currently marketed as a soft gelatin capsule that suffers from several major deficiencies:

a. Dronabinol exhibits poor and erratic absorption. Δ9-THC is not water soluble. The market dominant commercial gelcap dronabinol is currently formulated as a sesame oil-based liquid within a soft gelatin capsule. The absorption of dronabinol after oral administration is poor and highly variable with some patients achieving very high levels and others achieving very low levels. This erratic absorption may be responsible for the variable therapeutic responses observed in dronabinol clinical trials. Syndros®, on the other hand, is formulated as a solution in dehydrated alcohol, polyethylene glycol and other materials and exhibits its own challenges and deficiencies, including but not limited to it being Schedule II as compared to the capsule that is Schedule III.

b. Dronabinol is rapidly and extensively (approximately 80%) metabolized upon first pass through the liver, resulting in low blood levels. Additionally, dronabinol has a relatively short half-life (approximately 3 – 4 hours) and, in its present formulation, is not optimally suited for therapeutic indications requiring blood levels to be sustained for 6 hours or longer.

c. In order to achieve sustained, therapeutic blood levels, we have found it necessary to use higher doses of dronabinol in our OSA clinical trials. For example, over an 8-hour period, the 2.5 mg and 10 mg doses produced therapeutically equivalent effects during the first 4 hours, but only the 10 mg dose produced therapeutic effects during the second 4 hours. Unfortunately, the 10 mg dose produces a higher occurrence of side effects than the 2.5 mg dose (as described in the Marinol® package insert). We anticipate focusing on new formulations that would achieve the blood levels produced by the lower doses for a sustained time period, resulting in the desired therapeutic effect(s) while minimizing undesirable side effects.

●	Large Commercial Opportunity

As a serious public health issue, the important need for diagnosing and ultimately treating OSA has recently been highlighted by the FDA clearance of several sleep apnea home test kits that are now third party reimbursed. Further highlighting this need, CVS Health Corporation (NYSE: CVS) announced the implementation of a program to diagnose and treat OSA initially within their own in-store, walk-in MinuteClinics. If implemented throughout their HealthHUB store network, the number of people diagnosed with sleep apnea and eligible for treatment should increase dramatically. Fitbit (NYSE: FIT), the health oriented smart watch company is seeking clearance from the FDA to diagnose sleep apnea. We believe that the combination of more efficient and patient friendly diagnostic procedures and, ultimately, pharmaceutical treatments such as those we are developing will encourage more patients to seek diagnosis and treatment. As noted above, there are approximately 29 million OSA patients in the U.S. and an additional 26 million in Germany and 8 million in the United Kingdom. There are currently no drugs approved for the treatment of OSA.

As noted below in “Proposed Regulatory Process,” there are several ways to achieve market exclusivity with respect to this large and underserved patient population.

●	Proposed Regulatory Process

In conjunction with its management and consultants, RespireRx intends to file a new NDA under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (as amended, the “FDCA” and such NDA a “505(b)(2) NDA”), claiming the efficacy and safety of our proposed proprietary dronabinol formulation in the treatment of OSA. We believe the use of dronabinol for the treatment of OSA is a novel indication for an already approved drug, making it eligible for a 505(b)(2) NDA, as opposed to the submission and approval of a full 505(b)(1) NDA.

The 505(b)(2) NDA was created by the Hatch-Waxman Act, as amended (the “Hatch-Waxman Act”), which amended the FDCA to help avoid unnecessary duplication of studies already performed on a previously approved drug. As amended, the FDCA gives the FDA express permission to rely on data not developed by the NDA applicant. Accordingly, a 505(b)(2) NDA contains full safety and effectiveness reports but allows at least some of the information required for NDA approval, such as safety and efficacy information on the active ingredient, to come from studies not conducted by or for the applicant. This can result in a less expensive and faster route to approval, compared with a traditional development path, such as 505(b)(1), while still allowing for the creation of new, differentiated products. The 505(b)(2) NDA regulatory path offers the applicant market protections, such as market exclusivity, under the Hatch-Waxman Act and the rules promulgated thereunder. Other, international regulatory routes are available to pursue proprietary formulations of dronabinol and would provide further market protections. For example, in Europe, a regulatory approval route similar to the 505(b)(2) pathway is the hybrid procedure based on Article 10 of Directive 2001/83/EC.

We have worked with regulatory consultants who will assist with FDA filings and regulatory strategy. If we can secure sufficient financing, of which no assurance can be provided, we anticipate requesting a pre-investigational new drug (“IND”) meeting with the FDA. This meeting also could create the type of dialogue with the FDA that is normally communicated at an end-of Phase 2 meeting. The FDA responses to this meeting will be incorporated into an IND.

If we can secure sufficient financing, of which no assurance can be provided, we plan to propose conducting the appropriate clinical studies with our proprietary controlled release formulation in OSA patients to determine safety, pharmacokinetics and efficacy, as well as a standard Phase 1 clinical study to determine potential abuse liability. When a Phase 3 study is required for a 505(b)(2), usually only one study with fewer patients is necessary versus the two, large scale, confirmatory studies generally required for the standard 505(b)(1) NDA. While no assurance can be provided, with an extensive safety database tracking chronic, long-term use of Marinol® and generics, we believe that the FDA should not have major safety concerns with dronabinol in the treatment of OSA.

RespireRx has worked with the PACE investigators and staff, as well as with our Clinical Advisory Panel to design a draft Phase 3 protocol that, based on the experience and results from the Phase 2A and Phase 2B trials, we believe will provide sufficient data for FDA approval of a RespireRx dronabinol controlled release formulation for OSA. The current version of the protocol is designed as a 90-day randomized, blinded, placebo-controlled study of dronabinol in the treatment of OSA. Depending on feedback from the FDA, RespireRx estimates that the Phase 3 trial would require between 120 and 300 patients at 15 to 20 sites, and take 18 to 24 months to complete, at a cost of between $10 million and $14 million.

We believe our rights under the Purisys Agreement would help facilitate regulatory approval. Under the Purisys Agreement, Purisys has agreed to (i) provide all of the API estimated to be needed for the clinical development process for first- and second-generation products, three validation batches for NDA filings and adequate supply for the initial inventory stocking for the wholesale and retail channels, subject to certain limitations, (ii) maintain or file valid DMFs with the FDA or any other regulatory authority and provide the Company with access or a right of reference letter entitling the Company to make continuing reference to the DMFs during the term of the agreement in connection with any regulatory filings made with the FDA by the Company, (iii) participate on a development committee, and (iv) make available its regulatory consultants, collaborate with any regulatory consulting firms engaged by the Company and participate in all FDA or DEA meetings as appropriate and as related to the API.

In consideration for these supplies and services, RespireRx has agreed to (i) purchase exclusively from Purisys, during the commercialization phase, all API for these products at a pre-determined price subject to certain producer price adjustments and (ii) allow Purisys’s participation in the economic success of the commercialized Product or Products up to the earlier of the achievement of a maximum dollar amount or the expiration of a period of time. See “—Noramco Inc./Purisys, LLC - Dronabinol Development and Supply Agreement” in Note 8. Commitments and Contingencies in the notes to condensed consolidated financial statements as of June 30, 2020 for more information on the Purisys Agreement.

II.	Neuromodulators - Project EndeavourRx - Ampakines and GABAA

Building upon our Project EndeavourRx ampakine and GABAkine programs as a foundation, we are planning the establishment of a wholly owned subsidiary of RespireRx that will focus on developing novel neuromodulators for disorders due to alterations in neurotransmission. See Note 2. Business—Neuromodulators—Project EndeavourRx in the notes to condensed consolidated financial statements as of June 30, 2020 for background information on neuromodulators and Project EndeavourRx. Below is a discussion of RespireRx’s strategic plan with respect to Project EndeavourRx.

Ampakines

Through an extensive translational research effort from the cellular level through Phase 2 clinical trials, the Company has developed a family of novel, low impact ampakines, including CX717, CX1739 and CX1942 that may have clinical application in the treatment of CNS-driven neurobehavioral and cognitive disorders, SCI, neurological diseases, and certain orphan indications. From our ampakine program, our lead clinical compounds, CX717 and CX1739, have successfully completed multiple Phase 1 safety trials. Both compounds have also completed Phase 2 efficacy trials demonstrating target engagement, by antagonizing the ability of opioids to induce respiratory depression. CX717 has successfully completed a Phase 2 trial demonstrating the ability to statistically significantly reduce the symptoms of adult ADHD. In an early Phase 2 study, CX1739 improved breathing in patients with CSA. Preclinical studies have highlighted the potential ability of these ampakines to improve motor function in animals with SCI. Subject to raising sufficient financing (of which no assurance can be provided), we believe that we will be able to rapidly initiate a human Phase 2 study with CX1739 in patients with SCI and a human Phase 2 study in patients with ADHD with either CX717 or CX1739.

Ampakines development for ADHD, FXS and ASD, SCI and Other CNS-driven Disorders

ADHD

ADHD is one of the most common neurobehavioral disorders, with 9.4% of American children (6.1 million) having ever been diagnosed with ADHD according to a national 2016 parent survey. ADHD is estimated to affect 7.8% of U.S. children aged 4 to 17 according to the U.S. Centers for Disease Control and Prevention (“CDC”), or approximately 4.5 million children. The principal characteristics of ADHD are inattention, hyperactivity and impulsivity, symptoms that are known to persist into adulthood. In a study published in Psychiatry Res in May 2010, up to 78% of children affected by this disorder showed at least one of the major symptoms of ADHD when followed up 10 years later. According to the CDC, approximately 4% of the US adult population has ADHD, which can negatively impair many aspects of daily life, including home, school, work and interpersonal relationships.

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

Based on these clinical results, ampakines such as CX717 or CX1739 might represent a breakthrough opportunity to develop a non- stimulating therapeutic for ADHD with the rapidity of onset normally seen with stimulants. Subject to raising sufficient financing (of which no assurance can be provided), we are planning to continue this program with a Phase 2 clinical trial in patients with adult ADHD using one of our two lead ampakine compounds.

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

Since “autistic disturbances” were first identified in children in 1943, extensive research efforts have attempted to identify the genetic, molecular, environmental, and clinical causes of ASD, but until recently the underlying etiology of the disorder remained elusive. Today, there are no medications that can treat ASD or its core symptoms, and only two anti-psychotic drugs, aripiprazole and risperidone, are approved by the FDA for the treatment of irritability associated with ASD.

Thanks to wide ranging translational research efforts, FXS and ASD are currently recognized as disorders of the synapse with alterations in different forms of synaptic communication and neuronal network connectivity. Focusing on the proteins and subunits of the AMPA receptor complex, autism researchers at the University of California San Diego (“UCSD”) have proposed that AMPA receptor malfunction and disrupted glutamate signal transmission may play an etiologic role in the behavioral, emotional and neurocognitive phenotypes that remain the standard for ASD diagnosis. For example, Stargazin, also known as CACNG2 (Ca2+ channel γ2 subunit), is one of four closely related proteins recently categorized as transmembrane AMPA receptor regulatory proteins (“TARPs”).

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

With funding from the National Institutes of Health to UCSD, RespireRx is working with UCSD to explore the use of ampakines for the amelioration of the cognitive and other deficits associated with AMPA receptor gene mutations. Because CX1739 has an open IND application, subject to securing sufficient funding (of which no assurance can be provided), we are considering a Phase 2A clinical trial.

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

RespireRx has been working with Dr. David Fuller, at the University of Florida with funding from the NIH, to evaluate the use of ampakines for the treatment of compromised motor function in SCI. Using mice that have received spinal hemi-sections, CX717 was observed to increase motor nerve activity bilaterally. The effect on the hemisected side was greater than that measured on the intact side, with the recovery approximating that seen on the intact side prior to administration of ampakine. In addition, CX717 was observed to produce a dramatic and long-lasting effect on LTF produced by AIH. The doses of ampakines active in SCI were comparable to those demonstrating antagonism of OIRD, indicating target engagement of the AMPA receptors.

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

Other CNS-driven Disorders

As discussed above, ampakines enhance the excitatory actions of the neurotransmitter glutamate at the AMPA receptor complex, which mediates most excitatory transmission in the CNS. Ampakines do not have agonistic or antagonistic properties but instead positively modulate the receptor rate constants for transmitter binding, channel opening, and desensitization.

In 2007, we determined that expansion of our strategic development into the areas of central respiratory dysfunction, including drug-induced respiratory dysfunction, represented cost-effective opportunities for potentially rapid development and commercialization of RespireRx’s ampakine compounds.

RespireRx had previously completed studies and clinical trials indicating that several of its ampakines, including CX717 and CX1739, were effective in treating opioid induced respiratory depression (“OIRD”) without altering the analgesic effects of the opioids or the anesthetic effects of the anesthetics.

Unfortunately, rather than support novel approaches to opioid treatment, the recent public and governmental discourses regarding the opioid epidemic have focused almost entirely on (i) the distribution of naloxone, an opioid antagonist used for acute emergency situations, (ii) so-called “non-abuseable” opioid formulations, (iii) means of reducing opioid consumption by limiting production of opioids and access to legal opioid prescriptions and (iv) the development of non-opioid analgesics. It remains to be seen whether these approaches will have an impact on the situation. Nevertheless, as a result, we believe that there is an ongoing industry-wide pullback from opioids, as evidenced by a reduction in opioid prescriptions and a major reduction in manufacturing by two of the largest opioid manufacturers in the United States.

These factors have made it difficult to raise capital or find strategic partners for the development of ampakines for the treatment of OIRD. We have decided not to pursue this program until the political climate is clarified and we are able to either raise funding or enter into a strategic relationship for this purpose. Nevertheless, the valuable data derived from these translational studies have established antagonism of OIRD as a biomarker for demonstrating proof of principle and target engagement in support of continued ampakine development for other indications.

GABAkines - GABAA Receptor PAMs

In order to expand the asset base of Project EndeavourRx, on August 1, 2020, the Company exercised an option and entered into the UWMRF Patent License Agreement granting commercialization rights to certain intellectual property regarding GABAkine compounds that act as PAMs at GABAA sub-type specific receptors in the brain (see Notes 1, 2 and 8 in the Notes to condensed consolidated financial statements as of June 30, 2020). Certain of these compounds have shown impressive activity in a broad range of animal models of refractory/resistant epilepsy and other convulsant disorders, as well as in brain tissue samples obtained from epileptic patients. Epilepsy is a chronic and highly prevalent neurological disorder that affects millions of people world-wide. While many anticonvulsant drugs have been approved to decrease seizure probability, seizures frequently are not well controlled and, in as many as 60-70% of patients, existing drugs are not efficacious at some point in the disease progression. We believe that the medical and patient community are in clear agreement that there is desperate need for improved antiepileptic drugs. In addition, these compounds have shown positive activity in animal models of migraine, inflammatory and neuropathic pain, as well as other areas of interest. Because of their GABA receptor subunit specificity, the compounds have a greatly reduced liability to produce sedation, motor incoordination, memory impairments and tolerance, side effects commonly associated with non-specific GABA PAMs, such as benzodiazepines.

The GABAA receptor is a pentameric neurotransmitter gated chloride ion channel composed of five transmembrane protein subunits. Multiple cDNAs that encode GABAA receptor subunits have been cloned and, based on sequence homology, eight subunit families (α, β, γ, δ, ε, θ, π, ρ) comprising 20 distinct gene products have been identified. Based on just the α, β and γ subunits, immunoprecipitation studies suggest the presence of perhaps 10 distinct hetero-pentamers, creating a considerable degree of receptor subtype heterogeneity.

Benzodiazepines (BDZ), such as Valium® (diazepam), Librium® (chlordiazepoxide) and Xanax® (alprazolam) were the first major class of drugs reported to act as GABAA PAMs, by binding at a site distinct from the binding site for GABA. These drugs produced a wide range of pharmacological properties, including anxiety reduction, sedation, hypnosis, anti-convulsant, muscle relaxation, respiratory depression, cognitive impairment, as well as tolerance, abuse and withdrawal. For this reason, it was not surprising that benzodiazepines were observed to act as GABAA PAMs indiscriminately across all GABAA receptor subtypes. Following the identification of BDZ binding sites on GABAA receptors, Dr. Lippa described CL218,872, the first non-BDZ to demonstrate that these receptors were heterogeneous by binding selectively to a subtype of GABAA receptor. This demonstration of receptor heterogeneity led to the hypothesis that the various pharmacological actions of the BDZs might be separable depending on the receptor subtype involved. In animal testing, CL218,872 provided the proof of principle that such a separation could be achieved by displaying anti-anxiety and anti-convulsant properties in the absence of sedation and muscular incoordination. These findings gave impetus to the search for novel therapeutic drugs for neurological and psychiatric illnesses that display improvements in efficacy and reductions in side effects.

While CL218,872 was not clinically tested in humans, a related derivative compound, ocinaplon, displayed similar receptor subtype selectivity and also produced the same pharmacological profile in animal studies as did CL218,872. In Phase 1 clinical studies, ocinaplon was safe and well-tolerated with no BDZ-like side effects noted. In two Phase 2 clinical trials in patients suffering from chronic general anxiety disorder (GAD), ocinaplon produced a rapid, highly significant reduction in anxiety scores with no evidence of BDZ-like side effects. Development of ocinaplon was halted due to elevations in liver function tests observed in a small number of patients during the conduct of a larger Phase 3 clinical trial. Nevertheless, these results with ocinaplon greatly reinforced the hypothesis that drugs could be developed that selectively produced certain therapeutic effects of the BDZs without displaying their undesirable side effects.

Over the last several years, a group of scientists led by Drs. James Cook and Jeffrey Witkin, now advisors to our Project EndeavourRx, have synthesized and tested a broad series of novel drugs that display GABAA receptor subtype selectivity and pharmacological specificity. Dr. Cook is a Distinguished Professor of Chemistry at University Wisconsin-Milwaukee with more than 40 years’ experience in organic and medicinal chemistry. He is a leading expert in GABAA receptor drug targeting with more than 480 scientific publications and 50 patents. Dr Witkin, of the Indiana University School of Medicine, spent 17 years directing the Neuroscience Discovery Laboratory at Lilly Research Labs where he headed biological efforts to discover multiple antidepressants and novel glutamate and GABAA receptor neuromodulators and prior to that he headed the Drug Development Group for the intramural research program of the NIH for 14 years.

Certain of these chemical compounds are the subject of the UWMRF Patent License Agreement entered into on August 1, 2020, by the Company and UWMRF, an affiliate of the University of Wisconsin-Milwaukee. Of these compounds, we have identified KRM-II-81as a clinical lead. KRM-II-81 is the most advanced and druggable of a series of compounds that display certain receptor subtype selective and pharmacological specificity. In studies using cell cultures, brain tissues and whole animals, KRM-II-81acts as a GABAA PAM at selective GABAA receptor subtypes that we feel are intimately involved in neuronal processes underly epilepsy, pain, anxiety and certain other indications. KRM-II-81 has demonstrated highly desirable properties in animal models of these and other potential therapeutic indications, in the absence of or with greatly reduced liability to produce sedation, motor incoordination, cognitive impairments, respiratory depression, tolerance, abuse and withdrawal seizures, all side effects associated with benzodiazepines. We currently are focused on the potential treatment of epilepsy and pain.

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

Like many diseases, epilepsy is still remarkably underserved by currently available medicines. Pharmaco-resistance to anticonvulsant therapy continues to be one of the key obstacles to the treatment of epilepsy. Although many anticonvulsant drugs are approved to decrease seizure probability, seizures are not fully controlled and patients are generally maintained daily on multiple antiepileptic drugs with the hope of enhancing the probability of seizure control. Despite this polypharmacy approach, as many as 60 to 70% of patients continue to have seizures. As a result of the lack of seizure control, pharmaco-resistant epilepsy patients, including young children, sometimes require and elect to have invasive therapeutic procedures such as surgical resection.

Despite the availability of a host of marketed drugs of different mechanistic classes, the lack of seizure control in patients is the primary factor driving the need for improved antiepileptic drugs emphasized by researchers and patient advocacy communities. Increasing inhibitory tone in the central nervous system through enhancement of GABAergic inhibition is a proven mechanism for seizure control. However, GABAergic medications also exhibit liabilities that limit their antiepileptic potential. Tolerance develops to GABAergic drugs such as benzodiazepines, limiting their use in a chronic setting. These drugs can produce cognitive impairment, somnolence, sedation, tolerance and withdrawal seizures that create dosing limitations such that they are generally used only for acute convulsive episodes.

KRM-II-81 has demonstrated efficacy in multiple rodent models and measures of antiepileptic drug efficacy in vivo. This includes 9 acute seizure provocation models in mice and rats, 4 seizure sensitization models in rats and mice, 2 models of chronic epilepsy, and 3 models specifically testing pharmaco-resistant antiepileptic drug efficacy. Because it appears to have a greatly reduced side effect liability, it might be possible to use higher, more effective doses that standard of care medications. Predictions of superior efficacy of KRM-II-81 over standard of care anti-epileptics comes from the efficacy of this compound across a broad range of animal models of epilepsy. Importantly, KRM-II-81 has been shown to be effective in models assessing pharmaco-resistant epilepsy. Under these conditions, KRM-II-81 is efficacious in cases where standard of care medicines do not work.

In the absence of seizure control by anti-epileptics, surgical resection of affected brain tissue is one potential alternative to help with the control of seizures. In the process of this surgery, epileptic brain tissue can become available for research into epileptic mechanisms and the identification of novel antiepileptic drugs. The anticonvulsant action of KRM-II-81 was confirmed by microelectrode recordings from slices obtained from freshly excised cortex from epileptic patients where KRM-II-81 suppressed epileptiform electrical activity. While preliminary, these translational data lend considerable support to the further development of KRM-II-81 for the treatment of epilepsy.

Pain

It is impossible not to be aware of the crisis that the “opioid epidemic” has created in the treatment of chronic pain. While there is no question as to their efficacy, the clinical use of opioids is severely limited due to the rapid development of tolerance and the production of respiratory depression, the major cause of opioid-induced lethality. Research programs are underway nationwide to discover and develop new non-opioid drugs that are effective analgesics without the tolerance and abuse liability ascribed to the opioids. Chronic pain is especially difficult to treat due to its complex nature with a variety of different etiologies. For example, chronic pain may be produced by injury, surgery, the inflammation produced by arthritis or by certain drugs such as cancer chemotherapeutics. For these reasons, management and control of chronic pain continues to be a serious gap in medical practice with multiple alternative medicines that either lack critical efficacy and/or produce unacceptable side-effects.

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

An alternate approach to enhancing GABAergic neurotransmission, is the use of GABAA PAMs. This approach has been under-utilized because of the general lack of efficacy of the benzodiazepine PAMs. However, a strong case for the potential value of subtype selective GABAA PAMs for the treatment of pain can be made. First, GABAA receptor regulated pathways are integral to pain processing with α2/3 containing GABAA receptor subtypes present on nerve pathways modulating pain sensation and perception. Second, we believe that the analgesic properties of benzodiazepines may be masked by concurrent activation of other receptor subtypes that mediate the side effects. Diazepam has been reported to produce maximal analgesia if the side effects are attenuated by GABAA subtype genetic manipulation. Third, predecessor compounds, made by Dr. Cook, that selectively amplify GABAA receptor subtype signalling are effective in pain models in rodents at doses lower than those producing motor side effects.

In a number of laboratory procedures, KRM-II-81has been shown to selectively bind to GABAA receptor subtypes and enhance GABAergic neurotransmission. In rodents, KRM-II-81 facilitated GABAA neurotransmission in the dorsal root ganglion, a primary sensory relay in the pain pathway. In addition, oral administration of KRM-II-81 to rats attenuated formalin-induced pain behaviors and the chronic pain engendered by chronic spinal nerve ligation. KRM-II-81 was also active against acute pain provocation (e.g., acid-induced pain) and inflammatory pain. More recently, KRM-II-81 was shown to be effective against chronic pain induced by a chemotherapeutic agent. Sub-chronic dosing for 22 days with KRM-II-81 and the structural analogue, MP-III-80, demonstrated enduring analgesic efficacy without tolerance development. In contrast, tolerance developed to the analgesic effects of gabapentin. At a dose that produces maximal analgesic effect in an inflammatory chronic pain model, KRM-II-81 does not substitute for the benzodiazepine, midazolam, in a drug discrimination assay, suggesting a reduced abuse liability. Furthermore, KRM-II-81 did not produce the respiratory depression observed with alprazolam, a major problem with benzodiazepines leading to emergency room visits and overdose.

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

UWMRF Patent License Agreement

See Notes 1, 2, 8 and 9 to our condensed consolidated financial statements at June 30, 2020.

Going Concern

See Note 2. Business – Going Concern to our condensed consolidated financial statements at June 30, 2020.

The Company’s regular efforts to raise capital and to evaluate measures to permit sustainability are time-consuming and intensive. Such efforts may not prove successful and may cause distraction, disruption or other adversity that limits the Company’s development program efforts.

Recent Accounting Pronouncements

See Note 2 to the Company’s condensed consolidated financial statements at June 30, 2020.

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Concentration of Risk

See Note 2. Significant Accounting Policies – Concentration of Credit Risk to the Company’s condensed consolidated financial statements at June 30, 2020.

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts - University of Illinois 2014 Exclusive License Agreement to the Company’s condensed consolidated financial statements at June 30, 2020.

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts - UWM Research Foundation Patent License Agreement to the Company’s condensed consolidated financial statements at June 30, 2020.

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

Critical accounting policies and estimates are described in the notes to the Company’s condensed consolidated financial statements and include:

-	Stock-based awards
-	Research and Development Costs
-	License Agreements
-	Patent Costs
-	Convertible Notes
-	Warrant Exercises

See Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for a complete description.

Results of Operations

The Company’s consolidated statements of operations as discussed herein are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses:
General and administrative, including $147,255 and $122,025 to related parties for the three months ended June 30, 2020 and 2019, respectively, and $249,614 and $243,225 to related parties for the six months ended June 30, 2020 and 2019, respectively	$463,739	$270,391	$829,019	$594,904
Research and development, including $121,900 and $122,400 to related parties for the three months ended June 30, 2020 and 2019, respectively, and $244,800 and $244,800 to related parties for the six months ended June 30, 2020 and 2019, respectively	153,176	148,000	308,466	297,350
Total operating expenses	616,915	418,391	1,137,485	892,254
Loss from operations	(616,915)	(418,391)	(1,137,485)	(892,254)
Loss on extinguishment of debt and other liabilities in exchange for equity	-	-	(323,996)	-
Interest expense, including $2,817 and $2,561 to related parties for the three months ended June 30, 2020 and 2019, respectively, and $5,633 and $5,094 to related parties for the six months ended June 30, 2020 and 2019, respectively	(190,606)	(70,533)	(331,316)	(151,645)
Foreign currency transaction gain (loss)	(8,616)	11,711	29,942	26,354

Net loss attributable to common stockholders	$(816,137)	$(477,213)	$(1,762,855)	$(1,017,545)

Net loss per common share - basic and diluted	$(0.01)	$(0.12)	$(0.04)	$(0.26)

Weighted average common shares outstanding - basic and diluted	86,606,705	3,872,076	49,320,761	3,872,076

Three-months Ended June 30, 2020 and 2019

Revenues. The Company had no revenues during the three-months ended June 30, 2020 and 2019.

General and Administrative. For the three-months ended June 30, 2020, general and administrative expenses were $463,739, an increase of $193,348, as compared to $270,391 for the three-months ended June 30, 2019. The increase in general and administrative expenses for the three-months ended June 30, 2020, as compared to the three-months ended June 30, 2019, is primarily due to an increase in general and administrative salaries of $49,525 with the addition of compensation and benefits for our new Chief Executive Officer and President effective May 6, 2020, an increase general legal fees of $87,294, primarily related to legal fees associated with the April 2020 and June 2020 convertible note financings, the increase in the number of our authorized shares that required the filing of a Form DEF 14C with the Securities and Exchange Commission and a filing with the State of Delaware, and other general matters as well as an increase in patent legal fees of $46,275 and an increase in directors and officers liability insurance costs of $9,083, offset by the net effect of increases and decreases in other general and administrative expenses.

There was no stock-based compensation in general and administrative expenses for the three-months ended June 30, 2020 or 2019.

Research and Development. For the three-months ended June 30, 2020, research and development expenses were $153,176, an increase of $5,176, as compared to $148,000 for the three-months ended June 30, 2019. The increase in research and development expenses for the three-months ended June 30, 2020, as compared to the three-months ended June 30, 2019, is primarily a result of an adjustment to one research contract and an increase in research and development related insurance.

There was no stock-based compensation in research and development expenses for the three-months ended June 30, 2020 or 2019.

Interest Expense. During the three-months ended June 30, 2020, interest expense was $190,606 as compared to $49,605 for the three-months ended June 30, 2019. The increase of $141,001 is primarily the result of interest and amortization of note discounts to interest expense with respect to the convertible notes arising in August, October and November 2019 that were included in the current year three-month period but did not exist in the prior year comparable three-month period.

Foreign Currency Transaction (Loss) Gain. Foreign currency transaction loss was $8,616 for the three-months ended June 30, 2020, as compared to a foreign currency transaction gain of $11,711 for the three-months ended June 30, 2019. The foreign currency transaction (loss) gain relates to the $399,774 loan from SY Corporation made in June 2012, which is denominated in the South Korean Won.

Net Loss Attributable to Common Stockholders. For the three-months ended June 30, 2020, the Company incurred a net loss of $816,137 as compared to a net loss of $477,213 for the three-months ended June 30, 2019.

Six-months Ended June 30, 2020 and 2019

Revenues. The Company had no revenues during the six-months ended June 30, 2020 and 2019.

General and Administrative. For the six-months ended June 30, 2020, general and administrative expenses were $829,019, an increase of $234,115, as compared to $594,904 for the six-months ended June 30, 2019. The increase in general and administrative expenses for the six-months ended June 30, 2020, as compared to the six-months ended June 30, 2019, is primarily due to an increase in general and administrative salaries of $49,525 with the addition of compensation and benefits for our new Chief Executive Officer and President effective May 6, 2020, an increase general legal fees of $154,326, primarily related to legal fees associated with the April 2020 and June 2020 convertible note financings, the increase in the number of our authorized shares that required the filing of a Form DEF 14C with the Securities and Exchange Commission and a filing with the State of Delaware, and other general matters as well as an increase in patent legal fees of $13,659 and an increase in directors and officers liability insurance and other insurance costs of $10,162, offset by the net effect of increases and decreases in other general and administrative expenses.

There was no stock-based compensation in general and administrative expenses for the six-months ended June 30, 2020 or 2019.

Research and Development. For the six-months ended June 30, 2020, research and development expenses were $308,466, an increase of $11,116, as compared to $297,350 for the six-months ended June 30, 2019. The increase in research and development expenses for the six-months ended June 30, 2020, as compared to the six-months ended June 30, 2019, is primarily a result of an adjustment to one research contract, an increase in research and development related insurance and the payment of option fee associated with the option agreement related to the UWMRF Patent License Agreement.

There was no stock-based compensation in research and development expenses for the six-months ended June 30, 2020 or 2019.

Interest Expense. During the six-months ended June 30, 2020, interest expense was $331,316 as compared to $151,645 for the six-months ended June 30, 2019. The increase of $179,671 is primarily the result of interest and amortization of note discounts to interest expense with respect to the convertible notes arising in August, October and November 2019 that were included in the current year three-month period but did not exist in the prior year comparable three-month period.

Foreign Currency Transaction (Loss) Gain. Foreign currency transaction gain was $29,942 for the six-months ended June 30, 2020, as compared to a foreign currency transaction gain of $26,354 for the six-months ended June 30, 2019. The foreign currency transaction (loss) gain relates to the $399,774 loan from SY Corporation made in June 2012, which is denominated in the South Korean Won.

Loss on Extinguishment of Convertible Debt. The loss on extinguishment of convertible debt during the six-months ended June 30, 2020 was $323,996 as compared to $0 in the six-months ended June 30, 2019. On March 21, 2020, the Company entered into exchange agreements with several note holders and exchanged an aggregate of $255,786 of principal and accrued interest for 17,052,424 shares of the Company’s stock with an exchange price of $0.015 per share which was less than the closing price of $0.034 per share. There was no loss on extinguishment of convertible debt during the six-months ended June 30, 2019.

Net Loss Attributable to Common Stockholders. For the six-months ended June 30, 2020, the Company incurred a net loss of $816,137 as compared to a net loss of $477,213 for the six-months ended June 30, 2019. Included in the net loss is a loss on extinguishment of convertible debt of $323,996.

Liquidity and Capital Resources – June 30, 2020

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,762,854 and net losses from operations of $1,137,484 for the six-months ended June 30, 2020 and $2,115,033 for the fiscal year ended December 31, 2019, and negative operating cash flows of $106,448 for the six-months ended June 30, 2020 and $487,745 for the fiscal year ended December 31, 2019, had a stockholders’ deficiency of $7,846,748 at June 30, 2020, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2019, expressed substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2020, the Company had a working capital deficit of $7,846,748, as compared to a working capital deficit of $7,444,819 at December 31, 2019 reflecting an increase in the working capital deficit of $401,929 for the six-months ended June 30, 2020. The increase in the working capital deficit is due to an increase in current liabilities of $442,284 and a decrease in cash of $15,198 offset by an increase in prepaid expenses of $55,553.

At June 30, 2020, the Company had cash aggregating $1,492, as compared to $16,690 at December 31, 2019, reflecting a decrease in cash of $15,198 for the six-months ended June 30, 2020.

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

Operating Activities. For the six-months ended June 30, 2020, operating activities utilized cash of $106,448, as compared to utilizing cash of $266,278 for the six-months ended June 30, 2019, to support the Company’s ongoing general and administrative expenses as well as its research and development activities.

Financing Activities. For the six-months ended June 30, 2020, financing activities consisted of a $1,250 advance from an executive officer, net proceeds of $50,000 after payment of $3,000 of capitalized note costs from the April 2020 Note financing and net proceeds of $40,000 after payment of $3,000 of capitalized note costs from the June 2020 Note financing. For the six-months ended June 30, 2019, financing activities consisted of consisted of borrowings on convertible notes with warrants of $213,500 less debt issuance costs of $5,500 for net proceeds of $208,000 and the proceeds from a note payable to an officer of $25,000.

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

UWM Research Foundation Patent License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts, UWMRF Patent License Agreement to our condensed consolidated financial statement at March 31, 2020.

A table setting forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2020, aggregating $2,289,770, is set forth in Note 8. Commitments and Contingencies – Summary of Principal Cash Obligations and Commitments

Off-Balance Sheet Arrangements

At June 30, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are periodically subject to various pending and threatened legal actions and claims. See Note 8. Commitments and Contingencies – Pending or Threatened Legal Actions and Claims to our condensed consolidated financial statements at June 30, 2020 for details regarding these matters.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on April 14, 2020 (the “2019 Form 10-K”). The Risk Factors set forth in the 2019 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2019 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the six-months ended June 30, 2020 that were not disclosed by the Company on a Current Report on Form 8-K. There were exchanges of convertible notes inclusive of accrued interest as well as forgiveness of accrued compensation and related issuances of the Company’s common stock on March 21, 2020 and March 22, 2020 respectively. See Note 4. Notes Payable – Convertible Notes Payable of our condensed consolidated financial statements at June 30, 2020 and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – June 30, 2020.

Additional information with respect to the transactions described above is provided in the Notes to the Condensed Consolidated Financial Statements for the six-months ended June, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation, an approximately 20% common stockholder of RespireRx at that time. SY Corporation was a significant stockholder and a related party at the time of the transaction but was not considered a significant stockholder or related party subsequent to December 31, 2015. The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although SY Corporation has not issued a notice of default or a demand for repayment. RespireRx believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with RespireRx, but RespireRx has not yet issued a notice of default. RespireRx has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the six-months ended June 30, 2020, there were no further communications between RespireRx and SY Corporation.

Note payable to SY Corporation consists of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	387,201	363,280
Foreign currency transaction adjustment	(26,760)	3,182
	$760,215	$766,236

Interest expense with respect to this promissory note was $23,921 and $23,789 for the six-months ended June 30, 2020 and 2019, respectively.

Default on Convertible Notes Payable

At June 30, 2020, the amount owed on the one remaining Original Convertible Note in default was $43,666, including principal and interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

3.1	Fourth Certificate of Amendment of Second Restated Certificate of Incorporation of RespireRx Pharmaceuticals Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 6, 2020).

10.1	Securities Purchase Agreement, dated April 15, 2020, between RespireRx Pharmaceuticals Inc. and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 21, 2020).

10.2	Convertible Promissory Note, dated April 15, 2020, in favor of Power Up Lending Group Ltd. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 21, 2020).

10.3	Securities Purchase Agreement, dated June 7, 2020, between RespireRx Pharmaceuticals Inc. and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on June 11, 2020).

10.4	Convertible Promissory Note, dated June 7, 2020, in favor of Power Up Lending Group Ltd. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on June 11, 2020).

10.5+	Employment Agreement, dated May 6, 2020, between RespireRx Pharmaceuticals Inc.and Timothy Jones (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 6, 2020).

10.6+	Amendment No. 1 to Employment Agreement of Timothy Jones, effective July 31, 2020 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.7	Fourth Amendment of Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan (incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 6, 2020).

10.8	Fifth Amendment of Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan (incorporated by reference to Exhibit 99.14 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

+ Management contract, compensatory plan or arrangement.

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPIRERX PHARMACEUTICALS INC.
(Registrant)

Date: August 19, 2020	By:	/s/ Timothy Jones
Timothy Jones
President and Chief Executive Officer

Date: August 19, 2020	By:	/s/ Jeff Eliot Margolis
Jeff Eliot Margolis
Senior Vice President, Chief Financial Officer, Treasurer and Secretary

