Form 10-K
period 2020-12-31
RespireRx Pharmaceuticals Inc.
filed 2021-04-15
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). YES [  ] NO [X]

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2020 was approximately $1,300,112 (based on the closing sale price of the common stock as reported by the OTC QB) on June 30, 2020.

As of April 13, 2021, there were 89,496,596 shares of the registrant’s common stock outstanding.

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

We caution investors not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this report, as well as others that we may consider immaterial or do not anticipate at this time. These forward-looking statements are based on assumptions regarding the Company’s business and technology, which involve judgments with respect to, among other things, future scientific, economic, regulatory and competitive conditions, collaborations with third parties, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties, including those described in this report. These risks and uncertainties are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.

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

PART I

Item 1. Business

The Company was incorporated in Delaware in 1987 as Cortex Pharmaceuticals, Inc. and change its name to RespireRx Pharmaceuticals Inc. in 2015.

The mission of the Company is to develop innovative and revolutionary treatments to combat disorders caused by disruption of neuronal signaling. We are developing treatment options that address obstructive sleep apnea (“OSA”), attention deficit hyperactivity disorder (“ADHD”) epilepsy, chronic pain, including inflammatory and neuropathic pain, and recovery from spinal cord injury (“SCI”), which are conditions that affect millions of people but for which there are limited or poor treatment options. We are also developing treatment options for other conditions based on results of animal studies to date.

RespireRx is developing a pipeline of new drug products supported by our broad patent portfolios across two distinct drug platforms:

(i)	our pharmaceutical cannabinoids platform (which we refer to as ResolutionRx), which includes dronabinol (a synthetic form of ∆9-tetrahydrocannabinol (“Δ9-THC”)), which acts upon the nervous system’s endogenous cannabinoid receptors, and

(ii)	our neuromodulators platform (which we refer to as EndeavourRx) comprising two programs: (a) our AMPAkines program, including proprietary compounds that are positive allosteric modulators (“PAMs”) of AMPA-type glutamate receptors to promote neuronal function and (b) our GABAkines program, including proprietary compounds that are PAMs of GABAA receptors, which program was recently established pursuant to our entry with the University of Wisconsin-Milwaukee Research Foundation, Inc., an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”), into a patent license agreement (the UWMRF Patent License Agreement”).

In order to facilitate our business activities and product development, we have organized our drug platforms into two separate business units. The business unit focused on pharmaceutical cannabinoids is referred to as ResolutionRx and the business unit focused on neuromodulators is referred to as EndeavourRx. It is anticipated that the Company will use, at least initially, its management personnel to provide management, operational and oversight services to these two business units.

Management intends to organize our ResolutionRx and EndeavourRx business units into two subsidiaries: (i) a ResolutionRx subsidiary, into which we would contribute our pharmaceutical cannabinoid platform and its related tangible and intangible assets and certain of its liabilities and (ii) an EndeavourRx subsidiary, into which we would contribute our neuromodulator platform, including both the AMPAkine and GABAkine programs and their related tangible and intangible assets and certain of their liabilities.

Management believes that there are advantages to separating these platforms formally into newly formed subsidiaries, including but not limited to optimizing their asset values through separate financing channels and making them more attractive for capital raising as well as for strategic transactions.

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

Worldwide clinical research efforts have established the cannabinoid class of compounds as bona fide pharmaceutical products, or “pharmaceutical cannabinoids,” which are being developed and commercialized according to FDA regulatory and industry guidelines. Scientific research and commercial development to date has focused primarily on two major cannabinoids, Δ9-THC and cannabidiol (“CBD”). This research and development began in 1985 when dronabinol, a synthetic form of Δ9-THC, was approved as Marinol® by the FDA for the treatment of AIDS-related anorexia and later for the treatment of chemotherapy-induced nausea and vomiting. Dronabinol, in its Marinol® formulation as well as numerous generic formulations, is available in 2.5 mg, 5 mg, and 10 mg capsules, with a maximum labelled dosage of 20 mg/day for the AIDS indication, or 15 mg/m2 per dose for chemotherapy-induced nausea and vomiting.

One breakthrough subsequently led to the 2018 FDA approval of Epidiolex®, a proprietary oral solution of highly purified, plant-derived CBD sold by GW Pharmaceuticals plc (“GW Pharma”) for the treatment of certain rare, treatment-resistant forms of epilepsy. Nabiximol®, an oromucosal spray containing Δ9-THC and CBD, was approved under the tradename Sativex® by applicable regulatory authorities in 29 countries outside the United States and is marketed and distributed by GW Pharmaceuticals plc (“GW”) (on February 3, 2021, GW and Jazz Pharmaceuticals plc (“Jazz”) announced a definitive agreement pursuant to which Jazz would acquire GW) in those countries for the treatment of multiple sclerosis.

The commercialization of these pharmaceutical cannabinoids has opened the door to an expanding market sector. As part of our effort to capitalize upon this opportunity, the Company has implemented an internal restructuring plan by forming ResolutionRx as a business unit focused on the pharmaceutical cannabinoid market. ResolutionRx’s initial primary focus has been and will continue to be the re-purposing of dronabinol using new proprietary formulations and therapeutic indications. Because dronabinol already is an approved drug, we intend to use publicly available information, particularly safety data, in support of a 505(b)(2) New Drug Application (“NDA”), a potentially more rapid route to FDA approval than a standard 505(b)(1) NDA.

Obstructive Sleep Apnea (OSA)

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

Continuous Positive Airway Pressure (“CPAP”) is the most common treatment for OSA. CPAP devices work by blowing pressurized air into the nose (or mouth and nose), which keeps the pharyngeal airway open. Patients must use the device whenever they sleep. Reduction of the apnea-hypopnea index (“AHI”) is the standard objective measure of therapeutic response in OSA. Apnea is the cessation of breathing for 10 seconds or more and hypopnea is a reduction in breathing. AHI is the sum of apnea and hypopnea events per hour. In the sleep laboratory, CPAP is highly effective at reducing AHI. However, the device is cumbersome and difficult for many patients to tolerate. Most studies describe that 25-50% of patients refuse to initiate or completely discontinue CPAP use within the first several months and that most patients who continue to use the device do so only intermittently.

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

In 2014 another surgical option became available based on upper airway stimulation. It is a combination of an implantable nerve stimulator and an external remote controlled by the patient. The implanted device stimulates the hypoglossal nerve, which controls the tongue, with every attempted breath, regardless of whether such stimulation is needed for that breath. The device is turned on at night and off in the morning by the patient with the remote.

The Company’s Research Efforts Regarding the Treatment of OSA with Cannabinoids

The Company conducted a 21-day, randomized, double-blind, placebo-controlled, dose escalation Phase 2A clinical study in 22 patients with OSA, in which FDA approved and commercially available dronabinol produced a statistically significant reduction in AHI, the primary therapeutic end-point, and was observed to be safe and well tolerated, with the frequency of side effects no different from placebo. This clinical trial provided data supporting the submission of patent applications claiming unique dosage strengths, blood levels and controlled release formulations optimized for use in the treatment of OSA. If approved, these pending patents would extend market exclusivity until January 2042.

With approximately $5 million in funding from the National Heart, Lung and Blood Institute of the National Institutes of Health (“NIH”), Dr. David Carley of the University of Illinois at Chicago (“UIC”), along with his colleagues at UIC and Northwestern University, completed a Phase 2B multi-center, double-blind, placebo-controlled clinical trial of FDA approved and commercially available dronabinol in patients with OSA. This study, named “Pharmacotherapy of Apnea with Cannabimimetic Enhancement” (“PACE”) replicated our earlier Phase 2A study. The authors published in January 2018 in the journal SLEEP and reported that, in a dose-dependent fashion, treatment with 2.5 mg and 10 mg of dronabinol once per day at night, significantly reduced, compared to placebo, AHI during sleep in 56 evaluable patients with moderate to severe OSA who completed the study. Additionally, treatment with 10 mg of dronabinol significantly improved daytime sleepiness as measured by the Epworth Sleepiness Scale and achieved the greatest overall patient satisfaction. As in our previous Phase 2A study, dronabinol was observed to be safe and well tolerated, with the frequency of side effects no different from placebo. The Company did not manage this clinical trial, which was funded entirely by the National Heart, Lung and Blood Institute of NIH.

The Opportunity to Improve Dronabinol Formulations

Dronabinol is currently marketed as a soft gelatin capsule that suffers from several major deficiencies.

First, dronabinol exhibits poor and erratic absorption. Δ9-THC is not water soluble. The market-dominant commercial gel cap formulation of dronabinol is currently formulated as a sesame oil-based liquid within a soft gelatin capsule. The absorption of dronabinol after oral administration is poor and highly variable with some patients achieving very high levels and others achieving very low levels. This erratic absorption may be responsible for the variable therapeutic responses observed in dronabinol clinical trials. Syndros®, on the other hand, is formulated as a solution in dehydrated alcohol, polyethylene glycol and other materials and exhibits its own challenges and deficiencies, including but not limited to it being classified as a Schedule II drug by the U.S. Drug Enforcement Administration (the “DEA”) as compared to the capsule formulation that is classified as a Schedule III drug.

Second, dronabinol is rapidly and extensively (approximately 80%) metabolized upon first pass through the liver, resulting in low blood levels. Additionally, dronabinol has a relatively short half-life (approximately 3 – 4 hours) and, in its present formulation, is not optimally suited for therapeutic indications requiring blood levels to be sustained for 6 hours or longer.

Third, in order to achieve sustained, therapeutic blood levels, we have found it necessary to use higher doses of dronabinol in our OSA clinical trials. For example, over an 8-hour period, the 2.5 mg and 10 mg doses produced therapeutically equivalent effects during the first 4 hours, but only the 10 mg dose produced therapeutic effects during the second 4 hours. Unfortunately, the 10 mg dose produces a higher occurrence of side effects than the 2.5 mg dose (as described in the Marinol® package insert). We are currently focusing on new formulations that would achieve the blood levels produced by the lower doses for a sustained time period, resulting in the desired therapeutic effect(s) while minimizing undesirable side effects.

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

The 2014 License Agreement obligates the Company to pay UIC a license fee, royalties, patent costs and certain milestones. Royalty payments include a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The due date of the minimum annual royalty obligation of $100,000 originally due on December 31, 2020, was extended to April 19, 2021 and was paid on April 1, 2021. One-time milestone payments may become due based upon the achievement of certain development milestones. $350,000 will be due within five days after the dosing of the first patient in a Phase III human clinical trial anywhere in the world. $500,000 will be due within five days after the first NDA filing with the FDA, as defined below, or a foreign equivalent. $1,000,000 will be due within twelve months of the first commercial sale. One-time and annual royalty payments may also become due and payable. In the year after the first application for market approval is submitted to the FDA or a foreign equivalent and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA or a foreign equivalent and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000. For each of the fiscal years ended December 31, 2020 and 2019, the Company recorded a charge to operations of $100,000 as its minimum annual royalty obligation, which is included in research and development expenses in the Company’s consolidated statements of operations for the fiscal years ended December 31, 2020 and 2019, respectively.

RespireRx has exclusive rights to issued and pending patents claiming cannabinoid compositions and methods for treating cannabinoid-sensitive disorders, including sleep apnea, pain, glaucoma, muscular spasticity, anorexia and other conditions. In October 2019, we filed a continuation-in-part for our pending patent that describes and claims novel doses, controlled release compositions and methods of use for cannabinoids, and in January 2021, a provisional patent application further disclosing novel dosage and controlled release compositions and methods of use for cannabinoids, alone or in combination, including with cannabinoid and non-cannabinoid molecules. Specific claims describe low dosage strengths and controlled release formulations for attaining a therapeutic window of cannabinoid blood levels that produce the desired therapeutic effect(s) for a controlled period of time, while minimizing undesirable side effects. Certain original patents were filed by RespireRx and are now included in the 2014 License Agreement. See Note 9. Commitments and Contingencies—University of Illinois 2014 Exclusive License Agreement in the notes to our consolidated financial statements as of December 31, 2020 for more information on the 2014 License Agreement. While no assurance can be provided that the claims in this continuation-in-part or the U.S. provisional patent application will be allowed in whole or in part, or that the patents will ultimately issue, we believe that these new filings, if allowed, will provide market protections through January 2042.

We believe our intellectual property initiatives may afford expanding strategic options and market exclusivity in the burgeoning pharmaceutical cannabinoid business sector. New cannabinoid formulation technology, including nano- and micro-emulsions and thin films, have been shown to bypass the normal route of absorption and liver metabolism of cannabinoids, thus dramatically increasing blood levels and allowing for the use of low doses. Similarly, technologies may be used to achieve a controlled release of dronabinol, and we believe that our pending patent priority relating back to 2010 predates the efforts of others seeking to develop low-dose or controlled or extended release formulations of cannabinoids.

Data from our Phase 2 clinical trials has allowed us to design new proprietary formulations of dronabinol, disclosed in our patent filings and optimized for the treatment of not only OSA, but also other indications. In support of this formulation program, David Dickason joined the Company as Senior Vice-President Preclinical Product Development on September 15, 2020. Mr. Dickason has an extensive background in product formulation development. In laboratory studies, he has generated data confirming the potential for the creation of a proprietary dronabinol formulation with optimized dose and duration of action for treating OSA. If successful in our development efforts, we believe that the development of a proprietary formulation of dronabinol for RespireRx based on our pending patents for low-dose and extended release dronabinol could lead to the development of a marketable proprietary formulation of dronabinol. We also believe that the development of a novel, proprietary formulation of dronabinol would only extend time to market entry by approximately 12 months compared to the market entry with a currently available generic soft gel capsule but would increase market value and extend market exclusivity given the anticipated new patents and our belief that certain strategic partners would be more interested in a proprietary formulation than an existing one; however, no assurance can be provided that any of the formulation technologies that we are currently analyzing will result in viable products.

Proposed Regulatory Approach for Dronabinol

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

The 505(b)(2) NDA was created by the Hatch-Waxman Act, as amended (the “Hatch-Waxman Act”), which amended the FDCA to help avoid unnecessary duplication of studies already performed on a previously approved drug. As amended, the FDCA gives the FDA express permission to rely on data not developed by the NDA applicant. Accordingly, a 505(b)(2) NDA contains full safety and effectiveness reports but allows at least some of the information required for NDA approval, such as safety and efficacy information about the active ingredient, to come from studies not conducted by or for the applicant. This can result in a less expensive and faster route to approval, compared with a traditional development path, such as 505(b)(1), while still allowing for the creation of new, differentiated products. The 505(b)(2) NDA regulatory path offers the applicant market protections, such as market exclusivity, under the Hatch-Waxman Act and the rules promulgated thereunder. Other, international regulatory routes are available to pursue proprietary formulations of dronabinol and would provide further market protections. For example, in Europe, a regulatory approval route similar to the 505(b)(2) pathway is the hybrid procedure based on Article 10 of Directive 2001/83/EC.

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

If we can secure sufficient financing and successfully create a proprietary formulation of Δ9-THC, of which no assurance can be provided, we plan to propose conducting the appropriate clinical studies with our proprietary controlled release formulation in OSA patients to determine safety, pharmacokinetics (“PK”) and efficacy, as well as a standard Phase 1 clinical study to determine potential abuse liability. When a Phase 3 study is required for a 505(b)(2), usually only one study with fewer patients is necessary versus the two, large scale, confirmatory studies generally required for the standard 505(b)(1) NDA. While no assurance can be provided, with an extensive safety database tracking chronic, long-term use of Marinol® and generics, we believe that the FDA should not have major safety concerns with dronabinol in the treatment of OSA.

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

Large Commercial Opportunity

As a serious public health issue, the important need for diagnosing and ultimately treating OSA has recently been highlighted by the FDA clearance of several sleep apnea home test kits that are now third party reimbursed. Further highlighting this need, CVS Health Corporation (NYSE: CVS) announced the implementation of a program to diagnose and treat OSA initially within its own in-store, walk-in MinuteClinics. If implemented throughout its HealthHUB store network, we expect the number of people diagnosed with sleep apnea and eligible for treatment to increase dramatically. Fitbit, Inc., (NYSE: FIT), a health oriented smart watch company is seeking clearance from the FDA to diagnose sleep apnea. We believe that the combination of more efficient and patient friendly diagnostic procedures and, ultimately, pharmaceutical treatments such as those we are developing will encourage more patients to seek diagnosis and treatment. As noted above, there are approximately 29 million OSA patients in the United States and an additional 26 million in Germany and 8 million in the United Kingdom. There are currently no drugs approved for the treatment of OSA.

EndeavourRx – Neuromodulators

Background

As described above, during the neurotransmission process, neurons release neurotransmitters that attach to specific receptors residing on adjacent neurons, enabling them to communicate with one another and produce excitatory or inhibitory effects. For example, glutamate is the primary excitatory neurotransmitter in the brain and GABA is the primary inhibitory neurotransmitter. While the neurotransmitter attachment site on each of these receptors does not change, the receptor protein subunit structures can vary so that the receptors can produce a variety of effects. With the AMPA glutamate receptor, the binding of glutamate or an artificial agonist to its attachment site causes a change in the structure of the AMPA receptor resulting in an influx of cations and an increased excitability. Likewise, in the case of the GABAA receptor, the binding of GABA or an artificial agonist to its attachment site causes a change in the structure of the GABAA receptor ion channel and increases the flow of chloride ions (negatively charged anion) into the cell, resulting in a decreased excitability.

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

Proposed Regulatory Approach for AMPAkines and GABAkines

In conjunction with its management and consultants, the Company intends to initially perform appropriate and required preclinical studies with its GABAkines and file investigational new drug applications (“INDs”) to commence clinical trials with one or more of those drug candidates and either amend INDs or file new INDs for its AMPAkines in order to conduct additional clinical trials with those drug candidates. If such studies shows statistically significant improvement in appropriate clinical endpoints would likely result in the filing of one or more NDAs for the AMPAkine and GABAkine drug product candidates, under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act as amended, The 505(b)(1) NDA is the traditional regulatory path for new chemical entities (NCEs).

As part of our effort to capitalize upon a possible market opportunity with respect to neuromodulators, the Company has implemented an internal restructuring plan, by which EndeavourRx became a stand-alone business unit focused on the neuromodulator market. EndeavourRx comprises our AMPAkine program and our GABAkine program.

AMPAkines

The Company is developing a class of proprietary compounds known as AMPAkines, which are PAMs of the AMPA glutamate receptor. AMPAkines are small molecule compounds that enhance the excitatory actions of glutamate at the AMPA receptor complex, which mediates most excitatory transmission in the central nervous system (“CNS”). Through an extensive translational research effort from the cellular level through Phase 2 clinical trials, we have developed a family of AMPAkines, including CX717, CX1739 and CX1942 that may have clinical application in the treatment of CNS-driven neurobehavioral and cognitive disorders, SCI, neurological diseases, and certain orphan indications. CX717 and CX1739, our lead clinical compounds, have successfully completed multiple Phase 1 safety trials with no drug-associated serious adverse events. Both compounds have also completed Phase 2 efficacy trials demonstrating target engagement, by antagonizing the process of opioid-induced respiratory depression (“OIRD”). CX717 has successfully completed a Phase 2 trial demonstrating the ability to significantly reduce the symptoms of adult ADHD. In an early Phase 2 study, CX1739 improved breathing in patients with central sleep apnea. Preclinical studies have highlighted the potential ability of these AMPAkines to improve motor function in animals with SCI. Subject to raising sufficient financing (of which no assurance can be provided), we believe that we will be able to initiate a human Phase 2 study with CX1739 or CX717 in patients with SCI and a human Phase 2 study in patients with ADHD using either CX1739 or CX717.

AMPAkines as Treatment for ADHD

ADHD is a relatively common neurobehavioral disorder. Currently available treatments for ADHD include amphetamine-type stimulants and non-stimulant agents targeting monoaminergic neurotransmitter systems in the brain. However, these neurotransmitter systems are not restricted to the brain and are widely found throughout the body. Thus, while these agents can be effective in ameliorating ADHD symptoms, they also can produce adverse cardiovascular effects, such as increased heart rate and blood pressure. Existing treatments also affect eating habits and can reduce weight gain and growth in children and have been associated with suicidal ideation in adolescents and adults. In addition, approved stimulant treatments are DEA classified as controlled substances and present logistical issues for distribution and protection from diversion. Approved non-stimulant treatments, such as atomoxetine (Strattera® and its generic equivalents), can take four to eight weeks to become effective and undesirable side effects also have been observed.

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

Based on these clinical results, we believe that AMPAkines such as CX717 or CX1739 might represent a breakthrough opportunity to develop a non-stimulating therapeutic for ADHD with the rapidity of onset normally seen with stimulants. Subject to raising sufficient financing (of which no assurance can be provided), we are planning to continue this program with a Phase 2 clinical trial in patients with adult ADHD using one of our two lead ampakine compounds.

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

The Company has been working with Dr. David Fuller at the University of Florida which has funding from NIH, to evaluate the use of AMPAkines for the treatment of compromised motor function in SCI. Using mice that have received spinal hemi-sections, CX717 was observed to increase motor nerve activity bilaterally. The effect on the hemisected side was greater than that measured on the intact side, with the recovery approximating that seen on the intact side prior to administration of ampakine. The doses of AMPAkines active in SCI were comparable to those demonstrating antagonism of OIRD, indicating target engagement of the AMPA receptors.

Recently, studies in patients with SCI have demonstrated that neural plasticity can be induced to improve motor function. This is based on the ability of spinal circuitry to learn how to adjust spinal and brainstem synaptic strength following repeated hypoxic bouts. Animal studies have demonstrated the ability of AMPAkines to dramatically enhance the effects of AIH on motor neuron activity after SCI. Because AMPAkines are known to enhance synaptic plasticity, the potential exists to harness repetitive AIH in combination with AMPAkines as a means of inducing functional recovery of motor function following SCI.

These animal models of motor nerve function following SCI support proof of concept for a new treatment paradigm using AMPAkines to improve motor functions in patients with SCI. With additional funding granted by NIH to Dr. Fuller, the Company is continuing its collaborative preclinical research with him, while it is planning a clinical trial program focused on developing AMPAkines for the restoration of certain motor functions in patients with SCI. The Company is working with researchers at highly regarded clinical sites to finalize a Phase 2 clinical trial protocol. We believe that a clinical study could be initiated within several months of raising sufficient financing (of which no assurance can be provided).

GABAkines

The GABAkine program was established pursuant to the UWMRF Patent License Agreement. At present, the program is focused on developing novel GABAkines with certain GABAA receptor subtype selectivity. We believe that there is a considerable degree of receptor subtype heterogeneity, making subtype selectivity of our compounds a desirable attribute.

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

Over the last several years, a group of scientists led by Dr. James Cook of the University of Wisconsin and Dr. Jeffrey Witkin affiliated with the Indiana University School of Medicine, have synthesized and tested a broad series of novel drugs that display GABAA receptor subtype selectivity and pharmacological specificity. Certain of these chemical compounds are the subject of the UWMRF Patent License Agreement and Drs Cook and Witkin have been engaged as consulting Research Fellows, while still maintaining their academic affiliations.

Of these compounds, we have identified KRM-II-81 as a clinical lead. KRM-II-81 is the most advanced and druggable of a series of compounds that display certain receptor subtype selectivity and pharmacological specificity. In studies using cell cultures, brain tissues and whole animals, KRM-II-81 acts as a GABAA PAM at selective GABAA receptor subtypes that we feel are intimately involved in neuronal processes underlying epilepsy, pain, anxiety and certain other indications. KRM-II-81 has demonstrated highly desirable properties in animal models of these and other potential therapeutic indications, in the absence of or with greatly reduced liability to produce sedation, motor incoordination, cognitive impairments, respiratory depression, tolerance, abuse and withdrawal seizures, all side effects associated with BDZs. We currently are focused on the potential treatment of epilepsy and pain.

Epilepsy and Existing Treatments

Epilepsy is a chronic and highly prevalent neurological disorder that affects millions of people world-wide and has serious consequences for the life of the affected individual. A first-line approach to the control of epilepsy is through the administration of anticonvulsant drugs. Repeated, uncontrolled seizures due to drug resistance and the side effects arising from seizure medications have a negative effect on the developing brain and can lead to brain cell loss and severe impairment of neurocognitive function. The continued occurrence of seizure activity also increases the probability of subsequent epileptic events through sensitization mechanisms called seizure kindling. Seizures that are unresponsive to anti-epileptic treatments are life-disrupting and life-threatening with broad health, life, and economic consequences.

Like many diseases, epilepsy is still remarkably underserved by currently available medicines. Pharmaco-resistance to anticonvulsant therapy continues to be one of the key obstacles to the treatment of epilepsy. Although many anticonvulsant drugs are approved to decrease seizure probability, seizures frequently are not fully controlled and patients are generally maintained daily on multiple antiepileptic drugs with the hope of enhancing the probability of seizure control. Despite this polypharmacy approach, as many as 60% to 70% of patients continue to have seizures. As a result of the lack of seizure control, pharmaco-resistant epilepsy patients, including young children, sometimes require and elect to have invasive therapeutic procedures such as surgical resection of targeted brain tissue.

Despite the availability of a host of marketed drugs of different mechanistic classes, the lack of seizure control in patients is the primary factor driving the need for improved antiepileptic drugs, as emphasized by researchers and patient advocacy communities. Increasing inhibitory tone in the CNS through enhancement of GABAergic inhibition is a proven mechanism for seizure control. However, GABAergic medications also exhibit liabilities that limit their antiepileptic potential. Tolerance develops to GABAergic drugs such as BDZs, limiting their use in a chronic setting. These drugs can produce cognitive impairment, somnolence, sedation, tolerance and withdrawal seizures that create dosing limitations such that they are generally used only for acute convulsive episodes.

GABAkines as Treatments for Epilepsy

KRM-II-81 has demonstrated efficacy in multiple rodent models and measures of antiepileptic drug efficacy in vivo. This includes nine acute seizure provocation models in mice and rats, four seizure sensitization models in rats and mice, two models of chronic epilepsy, and three models specifically testing pharmaco-resistant antiepileptic drug efficacy. Because it appears to have a substantially reduced side effect liability, it might be possible to use higher, more effective doses than standard of care medications. Predictions of superior efficacy of KRM-II-81 over standard of care anti-epileptics comes from the efficacy of this compound across a broad range of animal models of epilepsy. Importantly, KRM-II-81 has been shown to be effective in models assessing pharmaco-resistant epilepsy. Under these conditions, KRM-II-81 is efficacious in cases where standard of care medicines do not work.

In the absence of seizure control by anti-epileptics, surgical resection of affected brain tissue is one potential alternative to help with the control of seizures. In the process of this surgery, epileptic brain tissue can become available for research into epileptic mechanisms and the identification of novel antiepileptic drugs. The anticonvulsant action of KRM-II-81 has been confirmed by microelectrode recordings from slices obtained from freshly excised cortex from epileptic patients where KRM-II-81 suppressed epileptiform electrical activity. While preliminary, these translational data lend support to the further development of KRM-II-81 for the treatment of epilepsy.

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

Data from both preclinical and clinical studies are consistent with the idea that GABAergic neurotransmission is an important regulatory mechanism for the control of pain. Gabapentin (Neurontin®) and pregabalin (Lyrica®), two commonly used drugs for the treatment of chronic pain, are believed to produce their analgesic effects by enhancing GABAergic neurotransmission. However, although they have received FDA approval, the clinical results have not been overwhelming. In a published review of 37 clinical trials with a total of 5,914 patients experiencing neuropathic pain there was no difference in the percentage of patients experiencing pain reduction of greater than 50% when comparing gabapentin to placebo. The most common side effects produced by gabapentin were sedation, dizziness and problems walking. It is uncertain whether greater efficacy was not observed because of poor intrinsic pharmacological efficacy or insufficient dosages due to dose limiting side effects.

An alternate approach to enhancing GABAergic neurotransmission is the use of GABAA PAMs. This approach has been under-utilized because of the general lack of efficacy of the BDZ PAMs. However, a strong case for the potential value of subtype selective GABAA PAMs for the treatment of pain can be made. First, GABAA receptor regulated pathways are integral to pain processing with α2/3 containing GABAA receptor subtypes present on nerve pathways modulating pain sensation and perception. Second, we believe that the analgesic properties of BDZs may be masked by concurrent activation of other GABAA receptor subtypes that mediate the side effects. Diazepam has been reported to produce maximal analgesia if the side effects are attenuated by GABAA subtype genetic manipulation. Third, predecessor GABAkines, made by Dr. Cook, that selectively amplify GABAA receptor subtype signaling are effective in pain models in rodents at doses lower than those producing motor side effects.

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

Corporate and Product Development Plans

As discussed above, in order to facilitate our business activities and product development, we have organized our drug platforms into two separate business units which currently operate as divisions, but which are anticipated to be re-organized as separate legal entity subsidiaries in the future. ResolutionRx is focused on pharmaceutical cannabinoids and EndeavourRx is focused on neuromodulators. Below is a description of the Company’s product development plans within these business units.

ResolutionRx – Dronabinol program

For the dronabinol program within our ResolutionRx cannabinoid platform, the Company plans to manufacture, on a pilot scale, one or more new proprietary formulations of dronabinol with the enhanced properties described in our patent applications, for which we anticipate needing to raise and spend approximately $150,000 to bench test in vitro several versions of dronabinol formulations, in order to determine those with the most optimum physico-chemical properties.

Assuming sufficient additional financing in available, of which no assurance can be provided, the Company intends to spend approximately $450,000 to $600,000 of these funds on the continued development of a proprietary formulation of dronabinol. This development would include (i) improvements to the Company’s intellectual property position, (ii) improvements to our dronabinol formulation’s PK profile, (iii) improvements to regulatory compliance, and (iv) expenditures for the initial stocking of clinical supply, packaging and distribution in anticipation of a Phase 2 PK/PD (pharmacokinetic/pharmacodynamic) clinical trial and a pivotal Phase 3 clinical study. The performance of the Phase 2 PK/PD clinical trial and Phase 3 clinical study, however, would need yet additional funds either from separate financings or a collaboration with a strategic partner.

The Purisys Agreement and the 2014 License Agreement will need to be transferred or otherwise made available to ResolutionRx. See “—Noramco Inc./Purisys, LLC - Dronabinol Development and Supply Agreement” and “—University of Illinois 2014 Exclusive License Agreement” in Note 9. Commitments and Contingencies in the notes to consolidated financial statements as of December 31, 2020 for more information on these agreements. Initially, ResolutionRx’s primary focus will be on re-purposing dronabinol for the treatment of OSA, we believe that our broad enabling patents and our 2019 and 2021 patent applications for proprietary formulation technology may provide a framework for expanding into the larger burgeoning pharmaceutical cannabinoid industry. We believe that by converting this division to a subsidiary, it may be possible, through separate finance channels and potential strategic transactions, to optimize the asset value not only of the cannabinoid platform, but separately, our neuromodulation platform as well.

EndeavourRx – AMPAkines program

For the AMPAkines program within our EndeavourRx neuromodulators platform, the Company plans to initiate clinical testing of our AMPAkines in the treatment of SCI. To this end, we anticipate needing to raise and spend approximately $145,000 to assess the purity of our existing drug supplies and finalize a clinical trial protocol for a Phase 2A clinical trial to determine the safety, pharmacokinetic (PK) and pharmacodynamic (PD) properties of one of our lead AMPAkines in patients who have had SCI. These tasks are critical for applying to the FDA for permission to amend our existing IND or initiate a new IND enabling the commencement of clinical trials.

Assuming sufficient additional financing in available, of which no assurance can be provided, the Company would continue to focus on SCI, as we believe it would be the most efficient expenditure of our resources and yield an actionable result in the shortest period of time. Expenditures would include: (i) an estimated spend of $200,000 for chemistry, manufacturing and controls (“CMC”) efforts, depending on the assessment of our drug supplies, (ii) an estimated spend of $400,000 on an initial Phase 2A single ascending dose safety and PK and PD study in human SCI patients, (iii) an estimated spend of $600,000 on a Phase 2A multiple ascending dose safety and PK and PD study in SCI patients, and (iv) an estimated spend of $650,000 on a Phase 2B efficacy study in SCI patients. Our initial, anticipated spend for ADHD would be approximately $100,000 for regulatory costs, with the larger spends occurring later dependent upon availability of financing.

EndeavourRx – GABAkines program

Assuming sufficient additional financing in available, of which no assurance can be provided, the Company plans to finance efforts with respect to the GABAkines program within our EndeavourRx neuromodulators platform. These efforts would be in preparation of an IND to be submitted to the FDA to commence human studies of KRM-II-81, our lead GABAkine drug candidate, for treatment-resistant epilepsy and chronic pain, and expenditures would include (i) an estimated spend of $530,000 for CMC efforts, (ii) an estimated spend of $450,000 for pre-clinical pharmacology, safety and absorption, distribution, metabolism, excretion (“ADME”) studies, (iii) an estimated spend of $225,000 for animal safety studies and (iv) an estimated spend of $65,000 for regulatory consultants.

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

Employee/Consultant Infrastructure Build-out

It is anticipated that the Company will continue to use, at least initially, its management personnel to provide management, operational and oversight services to these two business units. In order to broaden our operational expertise, we are planning to hire a number of highly qualified individuals, either as employees or consultants and, in tandem, increase our administrative support function. To date, we have hired David Dickason as Senior Vice-president of Pre-Clinical Product Development, and engaged Drs. James Cook and Jeffrey Witkin as consulting Research Fellows and engaged Dr. Rok Cerne as Senior Research Scientist.

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

Regulatory Requirements for Drug Market Approval

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

The process of developing drug candidates normally begins with a discovery process of potential candidates that are then initially tested in in vitro and in vivo non-human animal (preclinical) studies which include but are not limited to toxicity and other safety related studies, pharmacokinetics, pharmacodynamics and ADME (absorption, distribution, metabolism, excretion). Once sufficient preclinical data are obtained, a company must submit an IND and receive authorization from the FDA in order to begin clinical trials in the United States. Successful drug candidates then move into human studies that are characterized generally as Phase 1, Phase 2 and Phase 3. Phase 1 studies seeking safety and other data normally utilize healthy volunteers. Phase 2 studies utilize one or more prospective patient populations and are designed to establish safety and preliminary measures of efficacy. Sometimes studies may be referred to as Phase 2A and 2B depending on the size of the patient population. Phase 3 studies are large trials in the targeted patient population, performed in multiple centers, often for longer periods of time and are designed to establish statistically significant efficacy as well as safety in the larger population. Most often the FDA and similar regulatory agencies in other countries require two confirmatory Phase 3 or pivotal studies. Upon completion of both the preclinical and clinical phases, an NDA (New Drug Application) is filed with the FDA or a similar filing is made to the regulatory authority in other countries. NDA filings are extensive and include the data from all prior studies. These filings are reviewed by the FDA and, only if approved, may the company or its partners commence marketing of the new drug in the United States.

There also are variations of these procedures. For example, companies seeking approval for new indications for an already approved drug may choose to pursue an abbreviated approval process such as the filing for an NDA under Section 505(b)(2). Another example would be a Supplementary NDA (“SNDA”). A third example would be an Abbreviated NDA (“ANDA”) claiming bioequivalence to an already approved drug and claiming the same indications such as in the case of generic drugs. Other opportunities allow for accelerated review and approval based upon several factors, including potential fast-track status for serious medical conditions and unmet medical needs, potential breakthrough therapy designation of the drug for serious conditions where preliminary evidence shows that the drug may show substantial improvement over available therapy or orphan designation (generally, an orphan indication in the United States is one with a patient population of less than 200,000).

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

The recent COVID-19 pandemic has made it very difficult to recruit subjects and patients and to conduct clinical trials in general and it is unclear how long these challenges will last. Given the public health emergency during the winter and spring of 2020 which continues into 2021, the FDA issued guidance to be implemented without the normal prior public comment period as the FDA had concluded that public participation would not be feasible or appropriate. Guidance is not legally enforceable, but the FDA recommends the following of its guidance. Challenges are expected to arise from quarantines, site closures, travel limitations, interruptions to the supply chain for investigational products, or other considerations if site personnel or trial subjects become infected with COVID-19. These challenges may lead to difficulties in meeting protocol-specified procedures. The FDA emphasized that safety of trial participants is critically important. Decisions to continue or discontinue individual patients or the trial are expected to be made by trial sponsors in consultation with clinical investors and Institutional Review Boards. COVID-19 screening procedures may need to be implemented. As challenging as the clinical trial process is during normal times, the risks, strategic and operational challenges and the costs of conducting such trials has increased substantially during the pandemic.

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

On September 4, 2018, RespireRx entered into a dronabinol Development and Supply Agreement with Noramco Inc., one of the world’s major dronabinol manufacturers, which Noramco subsequently assigned to its subsidiary, Purisys LLC. Under the terms of the Purisys Agreement, Noramco agreed to (i) provide all of the active pharmaceutical ingredient (“API”) estimated to be needed for the clinical development process for both the first- and second-generation products (each a “Product” and collectively, the “Products”), three validation batches for New Drug Application (“NDA”) filing(s) and adequate supply for the initial inventory stocking for the wholesale and retail channels, subject to certain limitations, (ii) maintain or file valid drug master files (“DMFs”) with the FDA or any other regulatory authority and provide the Company with access or a right of reference letter entitling the Company to make continuing reference to the DMFs during the term of the agreement in connection with any regulatory filings made with the FDA by the Company, (iii) participate on a development committee, and (iv) make available its regulatory consultants, collaborate with any regulatory consulting firms engaged by the Company and participate in all FDA or Drug Enforcement Agency (“DEA”) meetings as appropriate and as related to the API. We now refer to the second-generation product as our proprietary formulation or proprietary product and have de-emphasized the first-generation product.

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

Employees

As of December 31, 2020 and as of the date of filing of this Annual Report on Form 10-K, the Company employed five people (all officers), three of whom were full time. The Company also engages certain contractors who provide substantial services to the Company.

Technology Rights

University of Illinois License Agreement

See Note 9. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement to our consolidated financial statements at December 31, 2020.

UWMRF Patent License Agreement

See Note 9. Commitments and Contingencies – Significant Agreements and Contracts - to our consolidated financial statements at December 31, 2020.

Item 1A. Risk Factors

In addition to the other matters set forth in this Annual Report on Form 10-K, our continuing operations and the price of our common stock are subject to the following risks:

Risks related to our business

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

In its audit opinion issued in connection with our consolidated financial statements as of December 31, 2020 and 2019, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern given our limited working capital, recurring net losses and negative cash flows from operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence. While we have relied principally in the past on external financing to provide liquidity and capital resources for our operations, we can provide no assurance that cash generated from our operations together with cash received in the future from external financing, if any, will be sufficient to enable us to continue as a going concern.

Our independent registered public accounting firm has identified material weaknesses in our financial reporting process.

At December 31, 2020, management and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. There can be no assurance that we will be able to successfully implement our plans to remediate the material weaknesses in our financial reporting process. Our failure to successfully implement our plans to remediate these material weaknesses could cause us to fail to meet our reporting obligations, to produce timely and reliable financial information, and to effectively prevent fraud. Additionally, such failure, or other weaknesses that we may experience in our financial reporting process or other internal controls, could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

Since our formation on February 10, 1987 through the end of our most recent fiscal year ended December 31, 2020, we have generated only minimal operating revenues. For the fiscal year ended December 31, 2020, our net loss was $4,301,211 and as of December 31, 2020, we had an accumulated deficit of $170,810,296. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to continue to incur significant net losses over the next several years. As with other biotechnology companies, it is possible that we will never achieve profitable operations.

We will need additional capital in the near term and the future and, if such capital is not available on terms acceptable to us or available to us at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.

We require additional cash resources for basic operations and will require substantial additional funds to advance our research and development programs and to continue our operations, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products, and if we decide to independently undertake the marketing and promotion of our products. Additionally, we may require additional funds in the event that we decide to pursue strategic acquisitions of or licenses for other products or businesses. Based on our operating plan as of December 31, 2020, we estimated that our existing cash resources will not be sufficient to meet our requirements for 2021. We also need additional capital in the near term to fund on-going operations including basic operations. Additional funds may come from the sale of common equity, preferred equity, convertible preferred equity or equity-linked securities, debt, including debt convertible into equity, or may result from agreements with larger pharmaceutical companies that include the license or rights to the technologies and products that we are currently developing, although there is no assurance that we will secure any such funding or other transaction in a timely manner, or at all.

Our cash requirements in the future may differ significantly from our current estimates, depending on a number of factors, including:

●	Our ability to raise equity or debt capital, or our ability to obtain in-kind services which may be more difficult during the current pandemic health crisis;
●	the results of our clinical trials;
●	the time and costs involved in obtaining regulatory approvals;
●	the costs associated with the implementation of a corporate restructure
●	the costs of setting up and operating our own marketing and sales organization;
●	the ability to obtain funding under contractual and licensing agreements; the ongoing obligations to make contractual licensed patent maintenance fees, milestone payments and royalty payments
●	the costs involved in filing, prosecuting, maintaining and enforcing patents or any litigation by third parties regarding intellectual property;
●	the costs involved in meeting our contractual obligations including employment agreements; and
●	our success in entering into collaborative relationships with other parties.

Common Stock reserve requirements may restrict our ability to raise capital and continue to operate our business

Common Stock reserve requirements may restrict our ability to raise capital and continue to operate our business. As of December 31, 2020, the Company was required to reserve 126,855,971 shares of its authorized and unissued Common Stock with respect to convertible notes, convertible Series B Preferred Stock, warrants, options granted not yet exercised and shares available for issuance its equity plans, inclusive of incremental contractual reserves in excess of the calculated number of conversion shares and warrant shares. There are 1,801,872,935 authorized, unissued and unreserved shares of Common Stock available after reserving for the incremental contractual reserves of 68,777,142. If we breach the contractual reserve requirements we will be in default of such contractual obligations which may have material adverse consequences which may make it more difficult to raise additional necessary capital.

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

All of our product candidates are in development spectrum that runs from preclinical to Phase 2 clinical trials, but we not have any currently active trials. Assuming these trials are initiated, which will require additional financing, we are planning for additional preclinical studies and Phase 1, Phase 2A, Phase 2B and Phase 3 clinical trials, we do not have any currently active trials. Accordingly, we will require significant additional funding for research, development and clinical testing of our product candidates, which may not be available on favorable terms or at all.

Additionally, our success, at least in part, is dependent upon the strength of our intellectual property, including, but not limited to licensed and owned patents, patent applications, continuations-in-part, provisional patent applications, know-how, trade secrets and other forms of intellectual property. The issuance of patents with relevant claims is subject to varying degrees of uncertainty. Our ability to defend our intellectual property or challenge third party intellectual property infringement claims is expensive, time consuming and uncertain. If our patent applications do not issue with relevant claims or if we cannot defend our patents, or, as appropriate, challenge interfering patents or actions of third parties, or otherwise maintain our intellectual property, our business and operations will be adversely affected.

The process from discovery to development to regulatory approval can take several years and drug candidates can fail at any stage of the process. Late-stage clinical trials often fail to replicate results achieved in earlier studies. We cannot be certain that we will be able to successfully complete any of our research and development activities. One of our product candidates is based, at least in part, on the development of one or more new formulations and the repurposing of an approved drug, the development of which is inherently risky while others of our product candidates have never been approved for marketing by any regulatory bodies and are subject to substantial research and development risks. Concerns about the safety and efficacy of our product candidates could limit our future success.

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

We plan to incorporate as newly formed subsidiaries, what are currently identified divisions of the Company, namely, ResolutionRx and EndeavourRx with the goals, among others, of improving our ability to finance those platforms and attract potential strategic partners. There can be no assurance that these goals or any of our intended goals will be achieved.

We have not voluntarily implemented various corporate governance measures, in the absence of which stockholders may have more limited protections against interested director transactions, conflicts of interests and similar matters.

We have not adopted any corporate governance measures since our securities are not yet listed on a national securities exchange and we are not required to do so. We have not adopted corporate governance measures such as separate audit or other independent committees of our Board as we presently have only one independent director. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our Board. It is possible that if our Board included additional independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. You should bear in mind our current lack of corporate governance measures in formulating investment decisions.

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

In addition, we may be impacted by the downturn in the U.S. economy, which could have an adverse impact on our ability to raise capital and our business operations.

The extent to which COVID-19 ultimately impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of the COVID-19 pandemic and the effectiveness of actions taken to contain the COVID-19 pandemic or treat its impact, among others. Additionally, the extent to which COVID-19 ultimately impacts our operations will depend on a number of factors, many of which will be outside of our control. The COVID-19 pandemic is evolving and new information emerges regularly, including for example, the FDA’s and other governmental regulatory bodies’ approval of various COVID-19 vaccinations products which are being widely distributed and administered in the United States and around the world; accordingly, the ultimate consequences of the COVID-19 pandemic cannot be predicted with certainty. In addition to the disruptions adversely impacting our business and financial results, they may also have the effect of heightening many of the other risks described in these risk factors, including risks relating to our ability to begin to generate revenue, to generate positive cash flow, our relationships with third parties, and many other factors. We will attempt to minimize these impacts, but there can be no assurance that we will be successful in doing so.

We may not be able to enter into the strategic alliances necessary to fully develop and commercialize our products and technologies, and we will be dependent on our strategic partners if we do.

We are seeking pharmaceutical companies and other strategic partners to participate with us in the development of major indications for the cannabinoids and neuromodulator compounds. These agreements would potentially provide us with additional funds or in-kind services in exchange for exclusive or non-exclusive license or other rights to the technologies and products that we are currently developing. Competition between biopharmaceutical companies for these types of arrangements is intense. We cannot give any assurance that our discussions with candidate companies will result in an agreement or agreements in a timely manner, or at all. Additionally, we cannot assure you that any resulting agreement will generate sufficient revenues to offset our operating expenses and longer-term funding requirements.

If our third-party manufacturers’ facilities do not follow established current good manufacturing guidelines and practices, our product development and commercialization efforts may be harmed.

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

We are highly dependent upon senior management and key technical personnel and currently do not carry any insurance policies on such persons. In particular, we are highly dependent on Timothy L. Jones, our CEO and President, Arnold S. Lippa, Ph.D., our Chief Scientific Officer and Executive Chairman, Jeff E. Margolis, our Senior Vice President, Chief Financial Officer, Treasurer and Secretary, and David Dickason, our Senior Vice President of Preclinical Product Development. Competition for qualified employees among pharmaceutical and biotechnology companies is intense. The loss of any of our senior management or other key employees, or our inability to attract, retain and motivate the additional or replacement highly skilled employees and consultants that our business requires, could substantially hurt our business prospects.

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

The range of sales prices of our common stock, as adjusted for the reverse stock-split effected on January 5, 2021, for the fiscal years ended December 31, 2020 and 2019, as quoted on the OTC Markets, was $1.499 and $0.0200 and $8.5000 to $0.9800, respectively. The following factors, in addition to factors that affect that market generally, could significantly affect our business, and the market price of our common stock could decline:

●	competitors announcing technological innovations or new commercial products;
●	competitors’ publicity regarding actual or potential products under development;
●	regulatory developments in the United States and foreign countries;
●	legal developments regarding cannabinoids and cannabis products in the United States and foreign countries
●	developments concerning proprietary rights, including patent litigation;
●	public concern over the safety of therapeutic products; and
●	changes in healthcare reimbursement policies, healthcare regulations and standard of care requirements.

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

As of December 31, 2020, we had 71,271,095 shares of our common stock outstanding on a post-reverse stock split basis which occurred on January 5, 2021.

If all warrants and options outstanding as of December 31, 2020 were exercised prior to their respective expiration dates, up to 35,974,567 additional shares of our common stock could become freely tradable. The issuance of such shares would dilute the interests of the current stockholders and sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock and could also make it more difficult for us to raise funds through future offerings of common stock.

As of December 31, 2020, there were remaining outstanding convertible notes totaling $414,860 inclusive of accrued interest. Of that amount, $372,659 was convertible into 13,333,036 shares of common stock and $42,201 was convertible into an indeterminate number of shares of common stock as such notes may convert, at the option of each note holder, acting separately and independently of the other note holders, into the next exempt private securities offering of equity securities.

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

Certain provisions of our restated certificate of incorporation, as amended, could make it more difficult for a third party to acquire control of our business, even if such change in control would be beneficial to our stockholders. Our restated certificate of incorporation, as amended, allows the Board of Directors of the Company to issue, as of December 31, 2020, up to 5,000,000 shares of preferred stock, with characteristics to be determined by the board, without stockholder approval. The ability of our Board of Directors to issue additional preferred stock may have the effect of delaying or preventing an attempt by our stockholders to replace or remove existing directors and management.

Historically, warrants to purchase common stock have been issued as compensation for professional services, typically related to fund raising or have been issued in connection with the issuance of certain notes.

In addition, on several occasions, certain executive officers, members of the Board of Directors and certain vendors have offered to forgive accrued compensation and other amounts due to them, and the Board of Directors accepted such offers in exchange for either shares of common stock or options to purchase common stock. In particular, if executive officers offered and if the Board of Directors accepts such offer(s) in the future, a significant number of shares of common stock or one or more options to purchase a significant number of shares of common stock could be issued or granted. The ability of our Board of Directors to issue additional shares of common stock or options to purchase shares of common stock, or warrants to purchase shares of common stock, may have the effect of delaying or preventing an attempt by our stockholders to replace or remove existing directors and management.

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

Stockholders’ interests in the Company will be diluted and stockholders may suffer dilution in their net book value per share when we issue additional shares. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are purchased. We are authorized to issue up to 2,000,000,000 (2 billion) shares of Common Stock. Our financing activities in the past focused on convertible note financing that requires us to issue shares of Common Stock to satisfy principal, interest and any applicable penalties related to these convertible notes. When required under the terms and conditions of the convertible notes, we issue additional shares of Common Stock that have a dilutive effect on our stockholders. We anticipate that all or at least a substantial portion of our future funding, if any, will be in the form of equity financing from the sale of our Common Stock and so any investment in the Company will likely be diluted, with a resulting decline in the value of our Common Stock.

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

Our Common Stock was subject to removal from the OTC Markets OTCQB quotation service due to our stock not have a closing bid price of at least $0.01 per share for a period of 10 consecutive trading days on or before December 10, 2020

A downgrade of our Common Stock to the lower OTC Pink market occurred on December 10, 2020.

To bring the Company’s stock price back into compliance, the Company gained stockholder approval for a ten-to-one (10:1) reverse stock split as described in Note 10. Subsequent Events—Special Meeting of the Stockholders. The reverse stock split occurred on January 5, 2021 and Common Stock began trading on a post-reverse stock split basis on the OTC Markets OTC Pink Market from January 6, 2021 through February 5, 2021 while measuring for thirty calendar days, compliance with the uplisting requirements for listing on the OTC Markets OTCQB Venture Market.

Our common stock was subject to an uplisting back to the OTC Markets OTCQB quotation service on February 8, 2021

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

If we fail to remain current on our reporting requirements, we could be periodically removed from the OTCQB, which would limit the ability of broker-dealers to sell our Common Stock and the ability of stockholders to sell their Common Stock in the secondary market.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2020, the Company did not own any real property or maintain any leases with respect to real property. The Company periodically contracts for services provided at the facilities owned by third parties and may, from time-to-time, have employees who work in these facilities.

Item 3. Legal Proceedings

We are periodically subject to various pending and threatened legal actions and claims. See Note 9. Commitments and Contingencies – Pending or Threatened Legal Actions and Claims in the notes to our consolidated financial statements for the year ended December 31, 2020 for additional information regarding these matters.

The legal proceedings discussed in this report could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief that could require significant expenditures or have other effects on our business. Management believes, based on current knowledge and after consultation with counsel, that the outcome of such actions will not have a material adverse effect on our consolidated financial condition. The outcome of litigation and other legal proceedings is inherently uncertain, and it is possible that one or more of the matters currently pending or threatened could have an adverse effect on our liquidity, financial condition or results of operations for any particular period.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was quoted on the OTC Pink Market on December 31, 2020 and is quoted as of February 8, 2021 on the OTCQB Venture Market, under the symbol “RSPI”. The current quotations on the OTCQB Venture Market and prior quotations on the OTB Pink Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of April 9, 2021, there were 95 stockholders of record of our common stock, and approximately 4,000 beneficial owners. The high and low sales prices for our common stock on December 31, 2020, as quoted on the OTC Pink Market market, were $0.0350 and $0.0285, respectively, the last date of the fiscal year on which the common stock traded (81,220 shares of common stock). The high and low prices and the volume of shares traded were based on post-reverse split shares. On January 5, 2021, we effected a 10:1 reverse stock split, exchanging one new share for each ten old shares.

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

During the fiscal year ended December 31, 2020, we did not repurchase any of our securities.

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

(ii)	our neuromodulators platform (which we refer to as EndeavourRx) is made up of two programs: (a) our AMPAkines program, including proprietary compounds that are positive allosteric modulators (“PAMs”) of AMPA-type glutamate receptors to promote neuronal function and (b) our GABAkines program, including proprietary compounds that are PAMs of GABAA receptors, which was established pursuant to our entry with the University of Wisconsin-Milwaukee Research Foundation, Inc., an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”), into a patent license agreement (the UWMRF Patent License Agreement”).

Financing our Platforms

We anticipate filing a Form 1-A with the SEC, which if qualified would enable the Company to engage in a Regulation A offering (Reg A Offering). We provide no assurance that we will file a Form 1-A, or if filed that the Reg A Offering would be qualified, or if qualified, would result in a financing on terms as to price per share or other securities offered, amount of funds raised or other terms acceptable to the Company or at all. Our major challenge has been to raise substantial equity or equity-linked financing to support research and development plans for our cannabinoid and neuromodulator platforms, while minimizing the dilutive effect to pre-existing stockholders. At present, we believe that we are hindered primarily by our public corporate structure, our OTCQB listing, and low market capitalization as a result of our low stock price. For this reason, the Company has effected an internal restructuring plan through which our two drug platforms have been reorganized into separate businesses units, and may, in the future, be spun out into subsidiaries.

We believe that by creating one or more subsidiaries to further the aims of Project ResolutionRx and Project EndeavourRx, it may be possible, through separate finance channels, to optimize the asset values of each.

For a more detailed discussion of our Cannabinoid and Neuromodulator programs, see subsections I and II under Item 1 – Business above.

Recent Developments

UIC Extension

UIC has granted the Company an extension of the due date for the payment of the minimum annual royal obligation of $100,000 that was originally due on December 31, 2020 until April 19, 2021. The amount due to UIC was paid in full on April 1, 2021.

UWM Research Foundation Option Agreement

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

Conversions of Convertible Notes

See Note 4. Notes Payable – Convertible Notes Payable in the Notes to Consolidated Financial Statements for the years ended December 31, 2020 and 2019, included with this report for a detailed description of the terms of, and accounting for, the above-referenced convertible notes.

Forgiveness of Accrued Compensation and Related Costs

On March 22, 2020, two executive officers forgave an aggregate of $306,000 ($153,000 each) of accrued compensation and related costs and received 900,000 (450,000 each) shares of common stock.

On July 13, 2020, two executive officers forgave an aggregate of $1,100,000 of accrued unpaid compensation in exchange for 1,100 shares of Series H 2% Voting, Non-Participating Convertible Preferred Stock (“Series H Preferred Stock”). On September 30, 2020, three executive officers forgave $278,218 of accrued unpaid compensation for 278.218 shares of Series H Preferred Stock. On September 30, 2020, a portion of accounts payable due to two vendors totaling $241,109 for 241.10948 shares of Series H Preferred Stock. On September 30, 2020, all holders of Series H Preferred Stock converted 100% of the Series H Preferred Stock inclusive of accrued unpaid dividends, converted all of their Series H Preferred Stock into 25,377,426 shares of Common Stock and 25,377,426 common stock purchase warrants, both reflected on a post-reverse stock split basis, which reverse stock split occurred on January 5, 2021. As of December 31, 2020, there is no Series H preferred Stock outstanding.

Complaint and Summons

Sharp Settlement Agreement and related Complaint

See Item 3. Legal Proceedings for detailed information about the status of the Sharp Settlement Agreement and the related complaint.

Salamandra

See Item 3. Legal Proceedings for detailed information about the status of the Salamandra settlement agreement.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 3-Summary of Significant Accounting Policies-Recent Accounting Pronouncements to the consolidated financial statements for the fiscal years ended December 31, 2020 and 2019, included with this report.

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

Through the merger with Pier, the Company gained access to the 2007 License Agreement that Pier had entered into with the University of Illinois on October 10, 2007. The 2007 License Agreement covered certain patents and patent applications in the United States and other countries claiming the use of certain compounds referred to as cannabinoids for the treatment of sleep related breathing disorders (including sleep apnea), of which dronabinol is a specific example of one type of cannabinoid. The 2007 License Agreement was terminated effective March 21, 2013 and on June 27, 2014, the Company entered into the 2014 License Agreement with the University of Illinois, the material terms of which were similar to the 2007 License Agreement that had been terminated and also included the assignment of rights to the University of Illinois, to certain patent applications filed by RespireRx.

The Company received an extension of time to make a $100,000 payment that would have been due on December 31, 2020. The payment date has been extended to April 19, 2021 and was paid in full by the Company on April 1, 2021 (See Note 9 – Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement in notes to the consolidated financial statements as of December 31, 2020 and 2019, included with this report).

Critical Accounting Policies and Estimates

SEC guidance defines Critical Accounting Estimates as those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operation of the registrant. These items require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing our consolidated financial statements in accordance with GAAP, management has made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

In preparing these financial statements, management has utilized available information, including our past history, industry standards and the current and projected economic environment, among other factors, in forming its estimates, assumptions and judgments, giving due consideration to materiality. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting estimates that management believes are critical to the preparation of our consolidated financial statements is set forth below. See Note 3 in the notes to consolidated financial statements as of December 31, 2020 for additional disclosures regarding our significant accounting policies.

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

Results of Operations

The Company’s consolidated statements of operations as discussed herein are presented below.

	Years Ended December 31,
	2020	2019

Operating expenses:
General and administrative, including $1,230,370 and $485,332 to related parties for the years ended December 31, 2020 and 2019, respectively	$2,676,860	$1,137,175
Research and development, including $490,850 and $490,908 to related parties for the years ended December 31, 2020 and 2019, respectively	638,275	599,329

Total operating costs and expenses	3,315,135	1,736,504

Loss from operations	(3,315,135)	(1,736,504)

Loss on extinguishment of debt and other liabilities in exchange for equity	(389,902)	-
Interest expense, including $11,329 and $60,135 to related parties for the years ended December 31, 2020 and 2019, respectively	(545,675)	(404,661)
Foreign currency transaction (loss) gain	(50,499)	26,132

Net loss	$(4,301,211)	$(2,115,033)
Deemed dividends from warrant anti-dilution provisions	$(1,440,214)	$-
Net loss attributable to common shareholders	$(5,714,425)	$(2,115,033

Net loss per common share - basic and diluted respectively (reflected on a post 10 for 1 reverse stock split basis which occurred on January 5, 2021)	$(0.22)	$(5.41

Weighted average common shares outstanding - basic and diluted – post-reverse split basis	25,855,664	390,848

Years Ended December 31, 2020 and 2019

Revenues. During the year ended December 31, 2020 and 2019, the Company had no revenues.

General and Administrative. For the year ended December 31, 2020, general and administrative expenses were $2,676,860, an increase of $1,539,685, as compared to $1,137,175 for the year ended December 31, 2019.

Stock-based compensation costs and fees included in general and administrative expenses were $345,500 for the year ended December 31, 2020, as compared to $0 for the year ended December 31, 2019, reflecting an increase of $345,500. The increase is the result stock option grants to general and administrative employees and consultants and service providers of the Company during the year ended December 31, 2020. Salaries included in general and administrative expenses were $693,676 for the year ended December 31, 2020 as compared to $300,000 for the year ended December 31, 2019, an increase of $393,676. The increase is primarily due to engagement of Timothy Jones as CEO and President commencing on May 6, 2020 and the accrual of salary and a scheduled bonus. Legal fees for general corporate purposes were $859,258 for the year ended December 31, 2020 as compared to $213,289 for the year ended December 31, 2019, an increase of $645,969 related to periodic filings with the SEC in the ordinary course of business, advise and research with respect to our planned securities offering pursuant to Regulation A, settlement negotiations with certain vendors, fees associated with our entering into first the option agreement and then the license agreement with UWMRF (as herein defined) and other general corporate matters. Legal fees associated with our filing of a Form S-1 registration statement and its becoming effective resulting in financings associated with our equity line have been charged against Additional paid-in capital as a cost of the financing to the extent such completed financings occurred in 2020 and have been recorded as a deferred financing cost, a current asset, on our consolidated balance sheet as of December 31, 2020. Legal fees for patents and other patent expenses included in general and administrative expenses were $213,916 for the year ended December 31, 2020, an increase of $66,194 as compared to $147,722 for the year ended December 31, 2019. The increase in legal fees associated with patents and other patent costs is a result of an increase in patent related activities with respect to the UWMRF licensed assets as well as foreign fees, patent maintenance fees and other patent related activities.

Research and Development. For the year ended December 31, 2020, research and development expenses were $638,275, an increase of $38,946 as compared to $599,329 for the year ended December 31, 2019, primarily due to the addition of several consultants offset by the decrease in the utilization of one consultant.

Loss on Extinguishment of Debt and other Liabilities in Exchange for Equity. The loss on extinguishment of debt or other liabilities for the year ended December 31, 2020 was $389,902 as compared to $0 for the year ended December 31, 2019. The loss is attributable to the exchange of certain notes for Common Stock and the payment of certain liabilities to vendors with Common Stock in 2020 as compared to no such transactions occurring in 2019.

Interest Expense. During the year ended December 31, 2020, interest expense was $545,675 (including $11,3429 to related parties), an increase of $141,014, as compared to $404,661 (including $60,135 to related parties) for the year ended December 31, 2019. The increase in interest expense resulted primarily from interest on five new convertible notes issued from April, June and July 2020 totaling $348,500 of principal amount in 2020, plus partial year interest on convertible notes from 2019 until paid in full and additional interest with respect to the Salamandra legal settlement. Also included in interest expense is the amortization of note discounts.

Foreign Currency Transaction Loss or Gain. The foreign currency transaction loss was $50,499 for the year ended December 31, 2020, as compared to a foreign currency transaction gain of $26,132 for the year ended December 31, 2019. The foreign currency transaction loss or gain relates to the $399,774 loan from SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“SY Corporation”), made in June 2012, which is denominated in the South Korean Won.

Net Loss. For the year ended December 31, 2020, the Company incurred a net loss of $4,301,211, as compared to a net loss of $2,115,033 for the year ended December 31, 2019.

Liquidity and Capital Resources

Working Capital and Cash

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $4,301,210 for the fiscal year ended December 31, 2020 and $2,115,033 for the fiscal year ended December 31, 2019, and negative operating cash flows of $513,001 and $487,745 for the fiscal years ended December 31, 2020 and 2019 respectively. The Company had a stockholders’ deficiency of $8,063,320 as of December 31, 2020 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2020, has expressed substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” below).

At December 31, 2020, the Company had a working capital deficit of $8,063,320, as compared to a working capital deficit of $7,444,819 at December 31, 2019, reflecting an increase in the working capital deficit of $618,501 for the fiscal year ended December 31, 2020. This increase is comprised of an increase in total current liabilities of $658,260, offset by an increase in current assets of $39,759. The increase in total current liabilities consists of a net increase in accounts payable and accrued expenses of $1,211,417, decrease in accrued compensation and related expenses of $543,032, a decrease in convertible notes payable of $107,090, an increase in the note payable to SY Corporation of $98,315 and an increase in notes payable to officers and former officers of $28,317.

At December 31, 2020, the Company had cash aggregating $825 as compared to $16,690 at December 31, 2019, reflecting a decrease in cash of $15,865 during the fiscal year ended December 31, 2019.

Operating Activities

For the fiscal year ended December 31, 2020, operating activities utilized cash of $513,001 as compared to utilizing cash of $487,745 for the fiscal year ended December 31, 2019, to support the Company’s ongoing operations and research and development activities.

Financing Activities

For the fiscal year ended December 31, 2020, financing activities consisted of five convertible note financings and an equity line.

The Company and PowerUp Lending Group Ltd. (“PowerUp”) entered into Securities Purchase Agreements, dated as of April 15, 2020 and June 7, 2020 (each, a “PowerUp Agreement”), by which PowerUp loaned $53,000 and $43,000, respectively, to the Company in return for two convertible promissory notes (the “April 2020 Note” and the “June 2020 Note” respectively). The proceeds of the loans, which equal $90,000 after payment of $5,000 in legal fees and $1,000 in due diligence fees, were used for general corporate purposes.

The April 2020 Note and the June 2020 Note were repaid in full inclusive of principal or interest at 12% per year by conversion of the Notes into Common Stock on October 22, 2020, October 23, 2020, October 26, 2020, December 14, 2020 and December 15, 2020. The conversions resulted in the issuance by the Company of 5,586,895 shares of Common Stock (post-reverse stock split basis).

On July 2, 2020, the Company and FirstFire Global Opportunities Fund LLC (“FirstFire”) entered into a Securities Purchase Agreement (the “FirstFire SPA”) pursuant to which FirstFire provided a sum of $125,000 (the “FirstFire Consideration”) to the Company, in return for a convertible promissory note (the “FirstFire Note”) with a face amount of $137,500 (which difference in value as compared to the FirstFire Consideration is due to an original issue discount of $12,500), a common stock purchase warrant for 687,500 shares of Common Stock (post-reverse stock split basis (the “FirstFire Warrant”), and a confession of judgment, among other agreements and obligations. The net proceeds of the First Fire Consideration, which were received by the Company on July 6, 2020, equal $121,000 after payment of $4,000 in FirstFire’s legal fees.

The FirstFire Note was paid in full inclusive of principal and interest at 10% per annum by conversion into the Company’s Common Stock on January 19, 2021, February 4, 2021, February 16, 2021 and March 3, 2021. The conversions resulted in the issuance by the Company of 7,218,750 shares of Common Stock (post-reverse stock split basis). See Note 10 – Subsequent Events in the notes to our consolidated financial statements as of December 31, 2020.

On July 28, 2020, the Company issued a convertible note, as amended (“Commitment Note”) to White Lion Capital, LLC (“White Lion”) pursuant to, and to induce White Lion to enter into an equity purchase agreement dated July 28, 2020 (“White Lion EPA”). See Note 9 - Commitments and Contingencies - Entry into Equity Purchase Agreement to our consolidated financial statements as of December 31, 2020 for a description of the White Lion EPA and the other agreements entered into pursuant to the White Lion EPA. The Commitment Note had an initial face amount of $25,000 which was subsequently amended effective July 28, 2020 to $40,000 in consideration for an amendment to the White Lion EPA extending the date by which the Company was to file a registration statement on Form S-1 listing White Lion as the selling stockholder on Form S-1. The Commitment Note was accounted for as equity issuance costs in Additional paid-in capital.

The Commitment Note obligates the Company to pay by July 28, 2021 a principal amount of $40,000, together with a guaranteed interest payment of $3,200 representing an 8% per annum interest rate applied regardless of any payments or prepayments other than payments made by conversion of the Commitment Note. Unless an event of default has occurred, White Lion may convert at a per share conversion price equal to $0.02.

$25,000 of the principal amount of the Commitment Note was paid in part, by conversion into the Company’s Common Stock on March 15, 2021. The conversion resulted in the issuance by the Company of 1,250,000 shares of Common Stock (post-reverse stock split basis). See Note 10 – Subsequent Events in the notes to our consolidated financial statements as of December 31, 2020. As of December 31, 2020, there remains $15,000 of principal amount plus accrued interest outstanding.

On July 28, 2020, the Company and White Lion entered into the White Lion EPA and a registration rights agreement (the “White Lion Registration Rights Agreement”). Pursuant to the White Lion EPA, White Lion agreed to invest up to $2,000,000 to purchase Common Stock at a purchase price of 85% of the lowest daily volume weighted average price of Common Stock for the five trading days prior to a given closing date.

Additionally, the Commitment Note described above was issued pursuant to the White Lion EPA and to induce White Lion to execute the White Lion EPA. See Note 4. Notes Payable—Convertible Notes Payable—Q3 2020 Convertible Notes—Convertible Note and Equity Purchase Agreement with White Lion Capital, LLC.

Pursuant to the Registration Rights Agreement, RespireRx is obligated to register for resale under the Securities Act the shares of Common Stock to be issued and sold to White Lion pursuant to the White Lion EPA. On October 14, 2020, Respire Rx filed a registration statement on Form S-1 with respect to the resale of up to 11,500,000 of the shares of Common Stock (post-reverse stock split basis) to be issued and sold to White Lion pursuant to the White Lion EPA, and on October 29, 2020, the registration statement became effective. The registration statement does not necessarily represent all shares that may be sold to White Lion in order to fulfill its purchase commitment of $2,000,000 under the White Lion EPA.

On October 28, 2020, November 13, 2020, December 1, 2020 and February 19, 2021, the Company sent purchases notices to White Lion. The three purchase notices pursuant to which White Lion was required to purchase shares of Common Stock, in the fourth quarter of 2020, were for an aggregate 7,900,000 shares and resulted in net proceeds after closing costs of 8,235, of an aggregate of $162,886. The one purchase notice on February 19, 2021 was for 3,600,000 shares of Common Stock resulting in net proceeds after closing costs of $2,070 aggregating $115,229. The total of all shares sold pursuant to purchase notices is 11,500,000 which is all of the shares registered and offered for sale is the registration statement on Form S-1 that became effective on October 29, 2020. There are no shares available for sale under that registration statement. In order for the Company to issue additional purchase notices to White Lion, the Company would either have to file a new registration statement or amend the current registration statement covering shares representing any remaining amounts available under the White Lion EPA, or up to $1,711,581. See Note 10. Subsequent Events - Issuances of Common Stock – White Lion Capital LLC.

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

On July 30, 2020, the Company and EMA Financial, LLC (“EMA”) entered into a Securities Purchase Agreement (the “EMA SPA”) by which EMA provided a sum of $68,250 (the “EMA Consideration”) to RespireRx, in return for a fixed rate convertible note (the “EMA Note”) with a face amount of $75,000, and a common stock purchase warrant (the “EMA Warrant”) for 375,000 shares of Common Stock (post-reverse stock split basis). The net proceeds received by RespireRx on August 4, 2020 were $63,750 after payment of $3,500 in EMA’s legal fees and the withholding by EMA of $1,000 in diligence fees.

The EMA Note obligates RespireRx to pay by October 30, 2021 (the “EMA Maturity Date”) a principal amount of $75,000 together with interest at a rate equal to 10% per annum, which principal exceeds the EMA Consideration by the amount of an original issue discount of $6,750.

The EMA Warrant is a common stock purchase warrant to purchase 375,000 shares of Common Stock, for value received in connection with the issuance of the EMA Note, from the date of issuance of the EMA Warrant until September 30, 2023, at an exercise price of $0.07 (post-reverse stock split basis and subject to adjustment as provided therein)  per share of Common Stock.

The EMA Note was paid in full inclusive of principal and interest at 10% per annum by conversion into the Company’s Common Stock on February 4, 2021, February 10, 2021, February 12, 2021 and March 3, 2021. The conversions resulted in the issuance by the Company of 4,156,807 shares of Common Stock (post-reverse stock split basis). See Note 10. Subsequent Events in the notes to our consolidated financial statements as of December 31, 2020.

The Company has engaged in additional convertible note financings in 2021 and may continue to do so. The Company is planning an equity securities offering pursuant to Regulation A in 2021 as well and will continue to consider additional forms of debt, equity and strategic partner financing throughout 2021.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $4,301,210 for the fiscal year ended December 31, 2020 and $2,115,033 for the fiscal year ended December 31, 2019, and negative operating cash flows of $513,001 and $487,745 for the fiscal years ended December 31, 2020 and 2019, respectively. The Company had a stockholders’ deficiency of $8,063,320 at December 31, 2020 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2020, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including the pursuit of the Company’s planned research and development activities. We anticipate filing a Form 1-A with the SEC, which if qualified would enable the Company to engage in a Regulation A Offering. We provide no assurance that we will file a Form 1-A, or if filed that the Reg A Offering would be qualified, or if qualified, would result in a financing on terms as to price per share or other securities offered, amount of funds raised or other terms acceptable to the Company or at all. The Company regularly evaluates various other measures to satisfy the Company’s liquidity needs, including development and other agreements with collaborative partners and, when necessary, seeking to exchange or restructure the Company’s outstanding securities. The Company is evaluating certain changes to its operations and structure to facilitating raising capital from sources that may be interested in financing only discrete aspects of the Company’s development programs. Such changes could include a significant reorganization, which may include the formation of one or more subsidiaries into which one or more programs may be contributed. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

Principal Commitments

Employment Agreements

Effective on May 6, 2020, Timothy Jones was appointed as RespireRx’s President and Chief Executive Officer and entered into an employment agreement as of that date. See Note 9 – Commitments and Contingencies – Significant Agreements and Contracts – Employment Agreements to the consolidated financial statements as of December 31, 2020.

Effective May 6, 2020, with the appointment of Timothy Jones as RespireRx’s President and Chief Executive Officer, Dr. Lippa resigned the interim officer positions of Interim Chief Executive Officer and Interim President, positions that Dr. Lippa had assumed on October 12, 2018 after the resignation of Dr. James Manuso on September 30, 2018. Dr. Lippa continues to serve as RespireRx’s Executive Chairman and as a member of the Board of Directors as well as the Company’s Chief Scientific Officer. See Note 9 – Commitments and Contingencies – Significant Agreements and Contracts – Employment Agreements to the consolidated financial statements as of December 31, 2020.

Jeff E. Margolis currently serves as the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary. See Note Note 9 – Commitments and Contingencies – Significant Agreements and Contracts – Employment Agreements to the consolidated financial statements as of December 31, 2020.

Consulting Agreements

David Dickason

The Company entered into a consulting contract with David Dickason effective September 15, 2020 pursuant to which Mr. Dickason was appointed to and serves as the Company’s Senior Vice President of Pre-Clinical Product Development on an at-will basis at the rate of $250 per hour. See Note 9. Commitments and Contingencies – Significant Agreements and Contracts – Consulting Agreements to the consolidated financial statements as of December 31, 2020.

DNA Healthlink, Inc. and Richard Purcell

Richard Purcell, the Company’s Senior Vice President of Research and Development since October 15, 2014, provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc., through which the Company has contracted for his services, for a monthly cash fee of $12,500. See Note 9. Commitments and Contingencies – Significant Agreements and Contracts – Consulting Agreements to the consolidated financial statements as of December 31, 2020.

University of Illinois 2014 Exclusive License Agreement

On June 27, 2014, the Company entered into an Exclusive License Agreement (the “2014 License Agreement”) with the University of Illinois, the material terms of which were similar to a License Agreement between the parties that had been previously terminated on March 21, 2013. The 2014 License Agreement became effective on September 18, 2014. See Note 9. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement to the consolidated financial statements as of December 31, 2020.

Noramco Inc. - Dronabinol Development and Supply Agreement

On September 4, 2018, RespireRx entered into a dronabinol Development and Supply Agreement with Noramco Inc., one of the world’s major dronabinol manufacturers, which was subsequently assigned by Noramco to its subsidiary, Purisys LLC. See Note 9. Commitments and Contingencies – Significant Agreements and Contracts – Normaco Inc. – Dronabinol Development and Supply Agreement to the consolidated financial statements as of December 31, 2020.

UWM Research Foundation

On August 1, 2020, RespireRx exercised its option pursuant to its option agreement dated March 2, 2020, between RespireRx and UWM Research Foundation, an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”). Upon exercise RespireRx and UWMRF executed the UWMRF Patent License Agreement effective August 1, 2020 pursuant to which RespireRx licensed the identified intellectual property. Note 9. Commitments and Contingencies – Significant Agreements and Contracts – UWMRF Patent License Agreement to the consolidated financial statements as of December 31, 2020.

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

See Note 9. Commitments and Contingencies – Significant Agreements and Contracts – Transactions with BioVail Laboratories International SRL to the consolidated financial statements as of December 31, 2020.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2020, aggregating $2,885,270. Employment agreement amounts included in the 2021 column represent amounts contractually due from January 1, 2021 through September 30, 2021 or in one case, September 30, 2023 when such contracts expire unless extended pursuant to the terms of the contracts.

		Payments Due By Year
	Total	2021	2022	2023	2024	2025
License agreements	$560,370	$100,000	$115,092	$115,093	$130,185	$100,000
Employment agreements (1)	2,294,900	1,100,600	639,600	554,700	-	-
Total	$2,855,270	$1,200,600	$754,692	$669,793	$130,185	$100,000

(1) The payment of certain of such amounts has been deferred indefinitely, as described above in “Employment Agreements”.

Off-Balance Sheet Arrangements

At December 31, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management has been focusing on developing replacement controls and procedures that are adequate to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. The Company is current in its SEC periodic reporting obligations, but as of the date of the filing of this Annual Report on Form 10-K, the Company had not yet established adequate internal controls over financial reporting.

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

Our management, consisting of our Chief Executive Officer, our Chief Scientific Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting as of December 31, 2020 based on the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, and taking into account the operating structure of the Company, our management has concluded that material weaknesses in the Company’s internal control over financial reporting existed as of December 31, 2020, as a result of which our internal control over financial reporting was not effective at December 31, 2020.

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

Changes in Internal Control over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the fourth quarter of the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

As of the date of the filing of this Annual Report on Form 10-K, the names of each of the directors and certain biographical information about them are set forth below. Each of our directors serves until his or resignation or until a successor is appointed.

Name	Age	Director Since	Principal Occupation

Arnold S Lippa, Ph.D.	74	2013	Chief Scientific Officer and Chairman of the Board of the of Directors

Jeff E. Margolis	65	2013	Senior Vice President, Chief Financial Officer, Treasurer and Secretary and a Director of the Company and President of Aurora Capital LLC, an investment banking and securities brokerage firm

Kathryn MacFarlane, PharmD	55	2014	Director of the Company and Owner and Managing Partner of SmartPharma LLC, a consulting firm

Timothy Jones	47	2020	President and Chief Executive Officer and a Director of the Company.

Arnold S. Lippa, Ph.D.: Dr. Lippa is a Senior Managing Director and founder of T Morgen Capital LLC through which he administers his family’s assets. T Morgen Capital LLC is a significant equity owner and managing member of Aurora Capital LLC (“Aurora”), a boutique investment bank and securities firm of which Mr. Margolis is the president and founder, which has served as a placement agent with respect to certain of the Company’s prior financings. Dr. Lippa and Mr. Margolis jointly manage, since 2004, Atypical BioCapital Management LLC and Atypical BioVentures Fund LLC, a life sciences fund management company and venture fund, respectively. Since 2006, Dr. Lippa has also been the Executive Chairman of the board of Xintria Pharmaceutical Corporation, a Delaware corporation, as well as a member of its board of directors. Dr. Lippa is a member of the Board of Directors of Hepion Pharmaceuticals, Inc. since December 2015 where he is a member of the audit committee, the compensation committee and the Corporate Governance/Nominating Committee. Dr. Lippa was co-founder of DOV Pharmaceutical, Inc., where he served as Chairman of the Board and Chief Executive Officer from its inception in 1995 through 2005. Dr. Lippa stepped down as a director of DOV Pharmaceuticals, Inc. in 2006.

We believe that Dr. Lippa’s qualifications to serve on our Board include his current positionsof Chief Scientific Officer, his former positions and Interim Chief Executive Officer and Interim President and Chief Executive Officer and President, and his experience working in management roles in other pharmaceutical companies as described above. We also believe that Dr. Lippa’s qualifications also include his experiences as a financier of both biopharmaceutical and other companies. Dr. Lippa provides the Board with both technical and scientific expertise in drug discovery and drug development, research management, governmental regulations and strategic planning expertise that is important to the advancement of our research platforms as well as to the overall success of the Company. Dr. Lippa was appointed to our board of directors in March 2013.

Jeff E. Margolis: Mr. Margolis is the president and founder of Aurora and has been since its inception in 1994. Aurora Capital Corp., a corporation wholly owned by Mr. Margolis, is a significant equity owner and managing member of Aurora. Dr. Lippa and Mr. Margolis jointly manage, since 2004, Atypical BioCapital Management LLC and Atypical BioVentures Fund LLC, a life sciences fund management company and venture fund, respectively. Since 2006, Mr. Margolis has also been the Chief Financial Officer of Xintria Pharmaceutical Corporation, a Delaware corporation, as well as a member of its board of directors.

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

Executive Officers

Each executive officer of the Company serves at the discretion of the Board of Directors. The names of the Company’s executive officers are set forth below. At December 31, 2020, each of our executive officers except David Dickason and Richard Purcell was also a member of our board of directors, and the biographical information of those officers appears above in the immediately prior section. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Principal Commitments – Employment Agreements” for information on the term of service for each of Mr. Jones, Dr. Lippa and Mr. Margolis. Mr. Dickason provides his services to the Company on a month-to-month basis pursuant to a consulting agreement with the Company. Mr. Purcell provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc. for a monthly fee. The contract terms are currently being renegotiated. Additional information with respect to shares of common stock or stock options that have been issued to Mr. Dickason and Mr. Purcell is provided at Note 9 – Commitments and Contingencies – Significant Agreements and Contracts – Consulting Agreements in the Notes to Consolidated Financial Statements for the fiscal years ended December 31, 2020 and 2019, included with this report.

Name	Position with Company
Timothy L. Jones	Chief Executive Officer and President
Arnold S. Lippa, Ph.D.	Chief Scientific Officer and Chairman of the Board
Jeff E. Margolis	Senior Vice President, Chief Financial Officer, Treasurer and Secretary

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

Based solely on the Company’s review of the copies of these reports received by it and written representations received from certain of the reporting persons with respect to the filing of reports on Forms 3, 4 and 5, the Company believes that all such filings required to be made by the reporting persons for the fiscal year ended December 31, 2020 were made on a timely basis, except for any Form 3 or Form 4 that may be required for any of the beneficial holders, other than officers and directors, listed in Item 12 in this report and except for a Form 3 with respect to Timothy L. Jones that was not timely filed when he became an insider after his appointment on January 28, 2020 as a director of the Company, which Form 3 was filed late by Mr. Jones on August 4, 2020.

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

Item 11. Executive Compensation

Summary Compensation Table for 2020

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2020 and 2019. The information contained under the heading “Stock Awards” for all named executive officers includes the estimated value of equity awards using the Black-Scholes option-pricing model and does not reflect actual cash payments or actual dollars awarded.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Arnold S. Lippa, Ph.D. Executive Chairman	2020	339,600	-	-	-	339,600
and Chief Scientific Officer	2019	339,600	-	-	-	339,600

Timothy L. Jones, Chief Executive	2020	304,225	200,000	91,000	10,484	605,709
Officer and President	2019	-	-	-	8,000	-

Jeff E. Margolis Senior Vice President,	2020	321,600	-	-	-	321,600
Chief Financial Officer, Treasurer and Secretary	2019	321,600	-	-	-	321,600

(1)	The 2020 and 2019 salary amounts in the table above reflect contractual salary amounts plus employee benefits. There were no bonuses, stock or stock option awards or other compensation during the years ended December 31, 2020 and 2019.

(2)	In accordance with Securities and Exchange Commission rules, “Other Annual Compensation” in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits was less than $10,000. The amount reflected for Mr. Jones is the amount of Board of Directors fees for the period of time prior to Mr. Jones becoming an executive officer at which time he was no longer eligible to received fees for serving on the Company’s Board of Directors.

Narrative to Summary Compensation Table

In 2020, the Company accrued a cash bonus of $200,000 for Mr. Jones in accordance with the terms of his employment contract. In 2020, options were awarded to Mr. Jones. In 2019, no cash bonuses (performance or otherwise), stock awards or option awards were awarded. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Principal Commitments-Employment Agreements for more information about the compensation terms under the employment agreements of Mr. Jones, Dr. Lippa and Mr. Margolis.

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

Outstanding Equity Awards at Fiscal Year End

The following table shows information concerning outstanding equity awards at December 31, 2020, made by The Company to its named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Timothy L. Jones	1,700,000	400,000	0	0.072	7/31/25
Arnold S. Lippa	4,615	0	0	81.250	6/30/22
	3,076	0	0	63.960	8/18/22
	7,384	0	0	73.775	3/31/21
	5,000	0	0	39.000	1/17/22
	5,000	0	0	20.000	6/30/22
	55,959	0	0	14.500	12/9/27
Jeff E. Margolis	4,615	0	0	81.250	6/30/22
	3,076	0	0	63.960	8/18/22
	7,384	0	0	73.775	3/31/21
	5,000	0	0	39.000	1/17/22
	5,000	0	0	20.000	6/30/22
	2,500	0	0	20.000	7/26/22
	38,868	0	0	14.500	12/9/27

At December 31, 2020, there were 1,847,477 options outstanding to named executive officers 1,447,477 of which had vested and 400,000 of which are unvested.

OPTION EXERCISES AND STOCK VESTED FOR 2020

None of the Company’s named executive officers exercised any options to purchase shares of the Company’s common stock during the year ended December 31, 2020. There were unvested option awards as of December 31, 2020 exercisable into 675,000 shares of Common Stock and none for 2019. At December 31, 2020, there were 3,248,168 options outstanding to named executive officers 2,573,168 of which had vested and 675,000 of which are unvested, the vested options having exercise prices ranging from $0.054 to $81.250 per share.

Employment Agreements – Termination or Change in Control

Three of the Company’s named executive officers, Timothy L. Jones, Arnold S. Lippa, Ph.D. and Jeff E. Margolis (each an “Executive”), entered into employment agreements with the Company on May 06, 2020 and August 18, 2015 Upon entering into such agreements, the Company disclosed these agreements and filed them as exhibits on a Current Report on Form 8-K filed May 6, 2020 and August 19, 2015. The employment agreements that would have terminated on September 30, 2018 for Dr. Lippa and Mr. Margolis, were automatically extended for periods of one year pursuant to the terms of such agreements on September 30, 2019 and 2020. Following is a summary of the arrangements that provide for payment to a named executive officer at, following or in connection with any termination, including resignation, retirement or other termination, or in connection with a change of control or a change in the named executive officer’s responsibilities following a change in control.

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

The Company entered into an agreement with DNA Healthlink, Inc. effective on October 15, 2014 pursuant to which, Richard Purcell, the fourth named executive officer, was to serve as the Company’s Senior Vice President of Research and Development on a month-to-month basis at the rate of $12,500 per month. Mr. Purcell did not provide such services during the fourth quarter of 2020 and is expected to resume providing such services in 2021.

The Company entered into an agreement with David Dickason effective September 15, 2020 pursuant to which, Mr. Dickason, the fifth named executive officer, was to serve as the Company’s Senior Vice President of Preclinical Product Development, at will, at an hourly rate of $250 per hour. In addition, the agreement called for a restricted common stock grant of 200,000 shares of Common Stock, with a vesting schedule of 25% on December 15, 2020 and 25% on each of March 15, June 15 and September 15, 2021. 200,000 stock options were granted in lieu of restricted common stock.

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

Director Summary Compensation Table

The following table shows the compensation received by the non-employee members of our board of directors for the year ended December 31, 2020. Directors who are also employees/officers of the Company did not receive any additional compensation for services as a director.

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)	Option Awards ($)(1)	Total ($)
Kathryn MacFarlane	60,000		77,500	137,500

(1)	Options exercisable into 1,250,000 shares were granted in 2020, all vesting upon grant. Options exercisable into 750,000 shares of Common Stock expire on July 31, 2025 and are exercisable at $.072 per share and options exercisable into 500,000 shares of Common Stock expire on September 30, 2025 and are exercisable $0.054 per share. No options were granted in 2019.
(2)	$15,000 per quarter was earned by our non-employee member of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of April 13, 2021, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers, and (iv) all of the Company’s executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of common stock indicated. In computing the number and percentage ownership of shares beneficially owned by a person, shares of common stock that a person has a right to acquire within sixty (60) days of April 13, 2021 pursuant to options, warrants or other rights are considered as outstanding, while these shares are not considered as outstanding for computing the percentage ownership of any other person or group.

	Shares Beneficially Owned
Directors, Officers and 5% Stockholders(a)	Amount and Nature of Beneficial Ownership		Percent of Class

Arnold Lippa Family Trust of 2007	22,522,195	(b)	22.40%

Jeff Margolis Trusts	20,903,459	(c)	20.95%

Directors and Officers:

Jeff E. Margolis	20,902,659	(c)	20.95%

Arnold S. Lippa, Ph.D.	140	(d)	0.00%

Timothy Jones	2,581,812	(e)	2.82%

Kathryn MacFarlane	1,264,040	(f)	1.39%

Richard Purcell	526,306	(g)	0.58%

David Dickason	200,000	(h)	0.22%

All directors and current executive officers as a group (6 persons)	25,475,757		24,52%

(a)	Except as otherwise indicated, each individual or entity has, or is entitled to have within 60 days of April 13, 2021, sole voting or dispositive power with respect to the shares reported as beneficially owned.

(b)	Dr. Lippa is neither the trustee nor the beneficiary of the Arnold Lippa Family Trust of 2007 (the “Lippa Trust”). Linda Lippa, Dr. Lippa’s wife is a beneficiary of the Lippa Trust. These holdings include 11,461,716 shares of Common Stock options to purchase 81,034 shares of Common Stock warrants to purchase 10,978,645 shares of Common Stock and 800 shares directly owned by Aurora Capital LLC which entity is indirectly owned in part by the Lippa Trust and through which the Lippa Trust has voting and dispositive power over the shares with Jeff E. Margolis. The address of the Lippa Trust is c/o RespireRx Pharmaceuticals Inc., 126 Valley Road, Suite C, Glen Rock, New Jersey 07452.

(c)	Mr. Margolis’ holdings directly held by six trusts, three of which Mr. Margolis is the trustee and the balance of which Mr. Margolis’ spouse is the trustee (the “Margolis Trusts”). These holdings include 10,645,194 shares of Common Stock, options to purchase 66,443 shares of Common Stock, warrants to purchase 10,191,022 shares of Common Stock and 800 shares of Common Stock directly owned Aurora Capital LLC which entity is indirectly owned in part by Mr. Margolis and through which he shares voting and dispositive power over the shares with the LIppa Trust. The address of the Margolis Trusts is c/o RespireRx Pharmaceuticals Inc., 126 Valley Road, Suite C, Glen Rock, New Jersey 07452.

(d)	Dr. Lippa’s holdings include 59 shares of Common Stock and warrants to purchase 81 shares of Common Stock.

(e)	Mr. Jones’ holdings include 440,906 shares of Common Stock, warrants to purchase 440,906 shares of Common Stock and options exercisable into 1,700,000 shares of Common Stock.

(f)	Dr. MacFarlane’s holdings include: (i) 615 shares of Common Stock, and (ii) options to purchase 1,263,425 shares of Common Stock.

(g)	Mr. Purcell’s holdings include: (i) 615 shares of Common Stock, and (ii) options to purchase 525,691 shares of Common Stock.

(h)	Mr. Dickason’s holdings include options to purchase 200,000 shares of Common Stock.

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

There were no stock grants and there were stock option grants for 6,750,000 shares of RespireRx’s Common Stock during the twelve months ended December 31, 2020 and there were no stock grants or stock option grants in the twelve months ended December 31, 2019.

Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of stock-based compensation costs and fees is provided at Note 3 Summary of Significant Accounting Policies.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,564	$64.025	6,325

Equity compensation plans not approved by security holders (including non-plan options)	7,163,651	$1.948	8,704,251

Total	7,165,215	$1.961	8,710,576

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

As of December 31, 2020, Kathryn MacFarlane, PharmD. was an “independent director”, as that term is defined under Section 803 of the NYSE Amex Company Guide. As noted above, as of December 31, 2020, all of the functions of the Audit, Compensation and Governance and Nominations Committees were being performed by the full board of directors. Dr. Lippa, Mr. Jones and Mr. Margolis are not “independent directors” as defined above.

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

During the fiscal year ended December 31, 2020, Arnold S. Lippa, the Company’s Chief Scientific Officer and Executive Chairman extended credit to the Company in the aggregate amount of $81,037, of which $16,037 has been repaid. The aggregate of the net advances of $65,000 during fiscal year ended December 31, 2020 and the $25,000 advanced by Dr. Lippa in 2019, results in an outstanding balance due to Dr. Lippa of $90,000 as of December 31, 2020 and as of April 14, 2021, which amount has been accounted for by the Company as an advance by Dr. Lippa payable on demand. The proceeds of these advances were to make payments to the Company’s auditors, patent counsel and payments due with respect to an insurance premium that had been financed. See also Note 4. Notes Payable.

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

Item 14. Principal Accountant Fees and Services

Haskell & White LLP, acted as our independent registered public accounting firm for the fiscal years ended December 31, 2020 and 2019 and for the interim periods in such fiscal years. The following table shows the approximate fees that were incurred by us for audit and other services provided by Haskell & White LLP in fiscal 2020 and 2019.

	2020	2019
Audit Fees(1)	$95,352	$98,700
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	16,500	-
Total	$111,852	$98,700

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings.

(2)	Audit-related fees, if any, represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	Tax fees, if any, represent fees for professional services related to tax compliance, tax advice and tax planning.

(4)	All other fees, if any, represent fees for products and services rendered by our independent registered accounting firm other than those listed above, including fees for consents and work related to our registration statement filing on Form S-1.

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

Years Ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

RespireRx Pharmaceuticals Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RespireRx Pharmaceuticals Inc. and Subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Share Based Compensation

Critical Audit Matter Description

The Company issues stock options to employees and vendors. Management uses the Black-Scholes option-pricing model to estimate the fair value of its stock options. The Black-Scholes option-pricing model involves the use of significant estimates, including the following:

■	Risk-free interest rate;
■	Expected share price volatility;
■	Expected dividend yield; and
■	Expected life of the award.

Given the significant estimates involved in determining the fair value of stock options, the related audit effort in evaluating management’s estimates for the inputs to the Black-Scholes pricing model was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding of the management’s process to estimate the fair value of stock options, including how management develops each of the estimates required as inputs to the Black-Scholes option-pricing model. We applied the following audit procedures related to testing management’s estimates utilized in the Black-Scholes option-pricing model:

■	We compared the Company’s risk-free interest rate used to the comparable United States Treasury yield for a term comparable to option’s estimated life.
■	We recalculated the Company’s historical share price volatility for a term of 12 months prior to the grant date because management considered the volatility for this period to be a better reflection of future value than the historical share price volatility of the term of the options.
■	We performed a look-back of the Company’s previously issued dividends, noting there were none. We inquired with management of the Company who informed us that no future dividends were currently anticipated.
■	We agreed the inputs used for the life of the award to management’s estimate of the expected life, which is the contractual life as no options have been exercised recently.

Accounting for Complex Debt Transactions

Critical Audit Matter Description

During the year ended December 31, 2020, the Company entered into several convertible notes payable that included original issue discounts, beneficial conversion features, and warrants. The proceeds of the convertible notes payable are allocated to the components of the convertible debt instrument in accordance with ASC 470-20, Debt with Conversion and Other Options. Management used the Black-Scholes option-pricing model to estimate the fair value of the warrants issued with the convertible notes, and allocated the proceeds to the warrants and the debt host based on a relative fair value basis. The Black-Scholes option-pricing model involves the use of significant estimates, including the following:

●	Risk-free interest rate;
●	Expected share price volatility;
●	Expected dividend yield; and
●	Contractual life of the award.

Given the significant estimates involved in determining the individual components of the debt instrument and the related debt discounts resulting from the relative fair value calculation for the warrants and intrinsic value of the beneficial conversion features, the related audit effort in evaluating management’s estimates in determining those items was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter was Addressed in the Audit

We obtained an understanding over management’s process to determine the individual components of the debt instrument and the methodology to calculate the relative fair value of the warrants and beneficial conversion features, in accordance with the applicable accounting standards. This also included assessing how management develops each of the estimates for the inputs to the Black-Scholes option-pricing model. We applied the following audit procedures related to testing the management’s estimates utilized in the Black-Scholes option-pricing model for valuing the warrants:

■	We compared the Company’s risk-free interest rate used to the comparable United States Treasury yield for a term comparable to the warrants’ remaining contractual term.
■	We recalculated the Company’s historical share price volatility for a term of 12 months prior to the grant date because management considered the volatility for this period to be a better reflection of future value than the historical share price volatility of the term of the options.
■	We performed a look-back of the Company’s previously issued dividends, noting there were none. We inquired with management of the Company who informed us that no future dividends were currently anticipated.
■	We agreed the inputs used for the term of the warrants to the contractual term of the warrant.

We also reviewed management’s relative fair value calculation used to determine the components of the debt instrument and the values assigned to each as follows:

■	We obtained a copy of the convertible debt agreement to understand its terms, noting management properly identified the components of the debt instrument.
■	We agreed the proceeds of the notes to confirmation letters with the note holder or to deposits in the banking records.
■	We evaluated the accounting methodology to assign values to the individual debt components determining it was consistent with the applicable accounting standards.
■	We agreed the fair value assigned to the warrants to the fair value calculated using the Black-Scholes option-pricing model.
■	We recalculated the relative fair value assigned to the warrants and host debt instrument.
■	We agreed the conversion price to the convertible note agreement and recalculated the intrinsic value of the beneficial conversion features, noting it was properly recorded as a debt discount.

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2004.

Irvine, California

April 15, 2021

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$825	$16,690
Deferred financing costs	52,609	-
Prepaid expenses, including current portion of long-term prepaid insurance of $0 at December 31, 2020 and $10,586 at December 31, 2019	31,653	28,638

Total current assets	85,087	45,328

Total assets	$85,087	$45,328

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including $635,146 and $476,671 payable to related parties at December 31, 2020 and 2019, respectively	$4,923,947	$3,772,030
Accrued compensation and related expenses	1,540,809	2,083,841
Convertible notes payable, currently due and payable on demand, including accrued interest of $85,693 and $113,304 at December 31, 2020 and 2019, respectively, (of which $48,700, including accrued interest of $23,700, was deemed to be in default at December 31, 2020) (Note 4)	414,860	551,591
Note payable to SY Corporation, including accrued interest of $411,385 and $363,280 at December 31, 2020 and 2019, respectively (payment obligation currently in default – Note 4)	864,551	766,236
Notes and advances payable to officers, including accrued interest of $46,717 and $35,388 at December 31, 2020 and 2019, respectively (Note 4)	213,067	142,238
Notes payable to former officer, including accrued interest of $58,965 and $41,977 as of December 31, 2020 and December 31, 2019, respectively (Note 4)	186,565	169,577
Other short-term notes payable	4,608	4,634

Total current liabilities	8,148,407	7,490,147

Commitments and contingencies (Note 9)

Stockholders’ deficiency: (Note 6)
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.000030 common shares per Series B share: 1	21,703	21,703
Common stock, $0.001 par value; shares authorized: 2,000,000,000; shares issued and outstanding: 71,271,095 and 417,507 at December 31, 2020 and 2019, respectively (reflected on a post 10 for 1 reverse stock split basis which occurred on January 5, 2021)	71,271	418
Additional paid-in capital	162,654,002	159,042,145
Accumulated deficit	(170,810,296)	(166,509,085)

Total stockholders’ deficiency	(8,063,320)	(7,444,819)

Total liabilities and stockholders’ deficiency	$85,087	$45,328

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
Operating expenses:
General and administrative, including $1,230,370 and $485,332 to related parties for the years ended December 31, 2020 and 2019, respectively	$2,676,860	$1,137,175
Research and development, including $490,850 and $490,908 to related parties for the years ended December 31, 2020 and 2019, respectively	638,275	599,329

Total operating costs and expenses	3,315,135	1,736,504

Loss from operations	(3,315,135)	(1,736,504)

Loss on extinguishment of debt and other liabilities in exchange for equity	(389,902)	-
Interest expense, including $11,329 and $60,135 to related parties for the years ended December 31, 2020 and 2019, respectively	(545,675)	(404,661)
Foreign currency transaction (loss) gain	(50,499)	26,132

Net loss	$(4,301,211)	$(2,115,033)
Deemed dividends from warrant anti-dilution provisions	$(1,440,214)	$-
Net loss attributable to common shareholders	$(5,741,425)	$(2,115,033)

Net loss per common share - basic and diluted respectively (reflected on a post 10 for 1 reverse stock split basis which occurred on January 5, 2021)	$(0.22)	$(5.41)

Weighted average common shares outstanding - basic and diluted respectively (reflected on a post 10 for 1 reverse stock split basis which occurred on January 5, 2021)	25,855,664	390,848

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

Years Ended December 31, 2020 and 2019

	Series B and Series H
	Convertible
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance at December 31, 2018	37,500	$21,703	387,207	$387	$158,638,707	$(164,394,052)	$(5,733,255)
Warrants issued with respect to convertible notes issued from January through March 2019					45,812		45,812
Common stock issued related to convertible notes			1,750	2	3,331		3,333
Discounts associated with convertible note issuances from April through November 2019					329,019		329,019
Common stock issued as partial settlement of convertible notes issued from April through May 2019			28,550	29	25,276		25,305
Net Loss						$(2,115,033)	$(2,115,033)
Balance at December 31, 2019	37,500	$21,703	417,507	$418	$159,042,145	$(166,509,085)	$(7,444,819)
Issuance of Common Stock for payment of accrued compensation			900,000	900	305,100		306,000
Issuances of Series H Preferred Stock payment of accrued compensation	1,383	$1			1,378,217		1,378,218
Issuance of Series H Preferred Stock for payment of accounts payable	241	$0			307,015		307,015
Conversion of Series H Preferred Stock to Common Stock	(1,624)	$(1)			(1,685,232)		(1,685,233)
Issuance of Common Stock and Warrants for Conversion of Series H Preferred Stock			25,377,426	$25,377	1,659,856		1,685,233
Sale of Common Stock, net of costs			7,900,000	$7,900	78,237		86,137
Note payable issued with Common Stock					(40,000)		(40,000)
Note discounts					90,000		90,000
Note payable conversions			26,291,373	$26,291	1,100,347		1,126,638
Option grants					384,250		384,250
Cashless Warrant exercises			10,384,789	$10,385	(10,385)		-
Warrants issued with convertible debt					44,452		44.452
Net Loss						$(4,301,211)	$(4,301,211)
Balance at December 31, 2020	37,500	$21,703	71,271,095	$71,271	$162,654,002	$(170,810,296)	$(8,063,320)

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(4,301,211)	$(2,115,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts related to convertible notes payable	374,080	215,575
Costs associated with convertible note conversion paid with common stock	49,219	750
Loss on extinguishment of debt	323,996	-
Loss on extinguishment of other liabilities	65,906	-
Stock-based compensation and fees included in -
General and administrative expenses	345,500	-
Research and development expenses and vesting options	38,750	-
Foreign currency transaction loss (gain)	50,211	(26,132)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses and advanced clinical research payments	(3,014)	13,355
Increase (decrease) in -
Accounts payable and accrued expenses	1,260,922	524,324
Accrued compensation and related expenses	1,141,186	779,407
Accrued interest payable	141,454	120,009
Net cash used in operating activities	(513,001)	(487,745)

Cash flows from financing activities:
Proceeds from sale of common stock	162,886	-
Proceeds from officer notes	59,500	22,751
Proceeds from issuance of notes payable	274,750	478,150
Net cash provided by financing activities	497,136	471,151

Cash and cash equivalents:
Net decrease	(15,865)	(16,594)
Balance at beginning of period	16,690	33,284
Balance at end of period	$825	$16,690

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended December 31,
	2020	2019

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$6,466	$5,130

Non-cash financing activities:
Issuance of common stock in exchange for extinguishment of Convertible Notes Payable	$694,946	$-
Conversion fees paid with common stock upon principal payment on convertible notes payable	$30,632	$750
Accounts payable and accrued expenses extinguished with common stock options	$241,109	$-
Issuance of common stock in payment of accrued compensation	$1,684,218	$-
Issuance of commitment note for equity line	$40,000	$-
Issuance of warrants with convertible notes	$44,451	$-
Beneficial conversion feature associated with convertible notes	$90,000	$-
Short-term note payable issued in connection with financing of directors and officers insurance policy	$70,762	$61,746
Short-term note payable issued in connection with financing of clinical trial and other office insurance policies	$9,215	$9,322
Interest liability paid with common stock	11,760	-

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

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

For this reason, the Company has effected an internal restructuring plan through which our two drug platforms have been reorganized into separate business units and may in the future, be organized into subsidiaries of RespireRx. We believe that by creating one or more subsidiaries to further the aims of ResolutionRx and EndeavourRx, it may be possible, through separate finance channels, to optimize the asset values of each. We are also planning to commence a securities offering by the Company pursuant to Regulation A by filing a Form 1-A.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $4,301,211 and $2,115,033 for the fiscal years ended December 31, 2020 and 2019, respectively, and negative operating cash flows of $513,001 and $487,745 for the fiscal years ended December 31, 2020 and 2019, respectively. The Company also had a stockholders’ deficiency of $8,063,320 at December 31, 2020 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2020, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Reverse Stock Split on January 5, 2021

On January 5, 2021, the Company effected a ten to one reverse-stock split of its common stock. Every ten shares of the “old” common stock was exchanged for one “new” share of common stock rounded down to the nearest whole share with any fractional shares of common stock paid to the stockholder in cash. Option and warrant issuances prior to January 5, 2021 have also been proportionately adjusted by dividing the number of shares into which such options and warrants may exercise by ten and multiplying the exercise price by ten. The effect of the reverse-stock split has been reflected retroactively in the Company’s consolidated financial statements as of December 31, 2020 and 2019 and for the fiscal years ended December 31, 2020 and 2019.

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

The carrying amounts of financial instruments (consisting of cash and accounts payable and accrued expenses) are considered by the Company to be representative of the respective fair values of these instruments due to the short-term nature of those instruments. With respect to the note payable to SY Corporation and the convertible notes payable, management does not believe that the credit markets have materially changed for these types of borrowings since the original borrowing date. The Company considers the carrying amounts of the notes payable to officers, inclusive of accrued interest, to be representative of the respective fair values of such instruments due to the short-term nature of those instruments and their terms.

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

Prepaid Insurance

Prepaid insurance represents the premium paid in March 2020 for directors’ and officers’ insurance as well as the amount paid in April 2020 for office-related insurances and clinical trial coverage. Directors’ and Officers’ insurance tail coverage, purchased in March 2013 expired in March 2020 and all prepaid amounts have been fully amortized. The amounts of prepaid insurance amortizable in the ensuing twelve-month period are recorded as prepaid insurance in the Company’s consolidated balance sheet at each reporting date and amortized to the Company’s consolidated statement of operations for each reporting period.

Stock-Based Awards

The Company periodically issues common stock and stock options to officers, directors, Scientific Advisory Board members, consultants and other vendors for services rendered. Such issuances vest and expire according to terms established at the issuance date of each grant.

The Company accounts for stock-based payments to officers and directors, outside consultants and vendors measuring the cost of services received in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s consolidated financial statements over the vesting period of the awards.

Stock grants, which are sometimes subject to time-based vesting, are measured at the grant date fair value of the common stock and charged to operations ratably over the vesting period.

Stock options granted to members of the Company’s outside consultants and other vendors are valued on the grant date. As the stock options vest, the Company recognizes this expense over the period in which the services are provided.

The value of stock options granted as stock-based compensation is determined utilizing the Black-Scholes option-pricing model, and is affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair value of the common stock on the grant date, and the estimated volatility of the common stock over the estimated life of the equity award. Estimated volatility is based on the historical volatility of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of common stock is determined by reference to the quoted market price of the Company’s common stock.

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

As of December 31, 2020, there were stock option grants exercisable into 6,750,000 shares of common stock granted to one officer who is also a director, one director who is not an officer, consultants and other vendors. Certain stock options granted were subject to vesting schedules. Stock options exercisable into 5,825,000 shares of common stock vested during the fiscal year ended December 31, 2020. The Black Scholes value of vested stock options granted during the fiscal year ended December 31, 2020 was $384,250. During the fiscal year ended December 31, 2019, there were no stock options granted to officers, directors, Scientific Advisory Board members, consultants or other vendors.

For stock options requiring an assessment of fair value during the fiscal years ended December 31, 2020 and 2019 the fair value of each stock option award was estimated using the Black-Scholes option-pricing model using the following assumptions:

	2020	2019

Risk-free interest rate	0.21-0.28%	-%
Expected dividend yield	0%	-%
Expected volatility	412.81-426.92%	-%
Expected life at date of issuance	5	-

The expected life is estimated to be equal to the term of the common stock options issued in 2020.

The Company recognizes the fair value of stock-based awards in general and administrative costs and in research and development costs, as appropriate, in the Company’s consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option and warrant exercises. There were no stock options exercised during the fiscal years ended December 31, 2020 and 2019.

There were no warrants issued as compensation or for services during the fiscal years ended December 31, 2020 and 2019 requiring such assessment. Warrants, if issued for services, are typically issued to placement agents or brokers for fund raising services and are not issued from any of the Company’s stock and option plans, from which options issued to non-employees for services are typically issued.

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

As of December 31, 2020, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2020, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Net income (loss) attributable to common stockholders consists of net income or loss, as adjusted for actual and deemed preferred stock dividends declared, amortized or accumulated. The Company recorded a deemed dividend for the issuance of warrants during year ended December 31, 2020 of $1,440,214. The deemed dividend is added to the net loss in determining the net loss available to common stockholders.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all warrants and stock options outstanding are anti-dilutive.

At December 31, 2020 and 2019, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2020	2019
Series B convertible preferred stock	1	11
Convertible notes payable	13,333,036	7,017,896
Common stock warrants	28,809,352	2,191,043
Common stock options	7,165,215	4,344,994
Total	49,307,604	13,553,944

Reclassifications

Certain comparative figures in 2019 have been reclassified to conform to the current year’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

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

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions between Topic 321, Topic 323, Equity Method and Joint Ventures, and Topic 815, Derivatives and Hedging which represents an amendment clarifying the interaction between accounting standards related to equity securities, equity method investments and certain derivatives. The guidance is effective for fiscal years beginning after December 15, 2020. Management is currently evaluating the impact the guidance will have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, an accounting standard update which modifies the disclosure requirements on fair value measurements. This guidance was effective for fiscal years beginning after December 15, 2019. The amendments related to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty was to be applied prospectively. All other amendments were to be applied retrospectively. An entity was permitted to early adopt any removed or modified disclosures upon issuance of this guidance and delay adoption of the additional disclosures until their effective date. The adoption of this guidance did not have a material impact on our consolidated financial statements in the year ended December 31, 2020.

4. Notes Payable

Convertible Notes Payable

Convertible Note with EMA Financial, LLC

On July 30, 2020, RespireRx  and EMA Financial, LLC (“EMA”) entered into a Securities Purchase Agreement (the “EMA SPA”) by which EMA provided a sum of $68,250 (the “EMA Consideration”) to RespireRx, in return for a fixed rate convertible note (the “EMA Note”) with a face amount of $75,000, and a common stock purchase warrant (the “EMA Warrant”) for 375,000 shares of Common Stock (post-reverse stock split basis). The net proceeds received by RespireRx on August 4, 2020 were $63,750 after payment of $3,500 in EMA’s legal fees and the withholding by EMA of $1,000 in diligence fees.

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

The EMA Warrant is a common stock purchase warrant to purchase 375,000 shares of Common, for value received in connection with the issuance of the EMA Note, from the date of issuance of the EMA Warrant until September 30, 2023, at an exercise price of $0.07 (subject to adjustment as provided therein) per share of Common Stock.

The Company determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

The outstanding amounts of the EMA Note consists of the following at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Principal amount of notes payable	$75,000	$-
Unamortized portion of note discounts	(18,417)	-
Accrued interest payable	3,164	-
	$59,747	$-

Convertible Note and Equity Purchase Agreement with White Lion Capital, LLC

On July 28, 2020, RespireRx issued a convertible note, as amended (“Commitment Note”) to White Lion Capital, LLC (“White Lion”) pursuant to, and to induce White Lion to enter into an equity purchase agreement dated July 28, 2020 (“White Lion EPA”). See Note 9. Commitments and Contingencies - Entry into Equity Purchase Agreement for a description of the White Lion EPA and the other agreements entered into pursuant to the White Lion EPA. The Commitment Note had an initial face amount of $25,000 which was subsequently amended effective July 28, 2020 to $40,000 in consideration for an amendment to the White Lion EPA extending the date by which RespireRx was to file a registration statement on Form S-1 listing White Lion as the selling stockholder on Form S-1. The Commitment Note was accounted for as equity issuance costs in Additional paid-in capital.

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

RespireRx determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

The outstanding amounts of the White Lion Note consist of the following at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Principal amount of notes payable	$40,000	$-
Accrued interest payable	1,368	-
	$41,368	$-

Convertible Note with FirstFire Global Opportunities Fund LLC

On July 2, 2020, RespireRx and FirstFire Global Opportunities Fund LLC (“FirstFire”) entered into a Securities Purchase Agreement (the “FirstFire SPA”) pursuant to which FirstFire provided a sum of $125,000 (the “FirstFire Consideration”) to RespireRx, in return for a convertible promissory note (the “FirstFire Note”) with a face amount of $137,500 (which difference in value as compared to the FirstFire Consideration is due to an original issue discount of $12,500), a common stock purchase warrant for 687,500 shares of the Company’s common stock (post-reverse stock split basis) (the “FirstFire Warrant”), and the Confession of Judgment (as defined below), among other agreements and obligations. The net proceeds of the First Fire Consideration, which were received by RespireRx on July 6, 2020, equal $121,000 after payment of $4,000 in FirstFire’s legal fees.

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

The FirstFire Warrant is a warrant to purchase 687,500 shares of Common Stock, for value received in connection with the issuance of the FirstFire Note, from the date of issuance of the FirstFire Warrant until September 30, 2023, at an exercise price of $0.07 (subject to adjustment as provided therein) per share of common stock.

Additionally, RespireRx provided a confession of judgment (the “Confession of Judgment”) in favor of FirstFire for the amount of the FirstFire Note plus fees and costs, to be filed pursuant to the terms and conditions of the FirstFire SPA and the FirstFire Note.

The Company determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

The outstanding amounts of the FirstFire Note consist of the following at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Principal amount of notes payable	$137,500	$-
Unamortized portion of note discounts	(14,916)	-
Accrued interest payable	6,856	-
	$129,440	$-

Convertible Notes with PowerUp Lending Group Ltd.

RespireRx and PowerUp Lending Group Ltd. (“PowerUp”) entered into two securities purchase agreements, dated as of April 15, 2020 and June 7, 2020 (each, a “PowerUp Agreement”), by which Power Up loaned $53,000 and $43,000, respectively, to RespireRx in return for two convertible promissory notes (the “April 2020 Note” and the “June 2020 Note” respectively), a limited guaranty associated with the April 2020 Note, and the delivery into escrow of a confession of judgment in favor of Power Up for the amount of the April 2020 Note plus fees and costs to be filed by Power Up upon the occurrence of an Event of Default (as defined in the April 2020 Note) and other transaction-related documents associated with both the April 2020 Note and the June 2020 Note. The proceeds of the loans, which equal $90,000 after payment of $5,000 in legal fees and $1,000 in due diligence fees, were used for general corporate purposes.

The April 2020 Note was repaid by conversion in October 2020. The June 2020 Note which would have payable on June 7, 2021, (the “June 2020 Note Maturity Date”), and bears interest at a rate equal to 12% per annum, with any amount of principal or interest which is not paid when due bearing interest at the rate of 22% per annum was paid in full in December 2020.

There were no outstanding amounts due with respect to the April 2020 Note and June 2020 Note as of December 31, 2020.

On October 22, 23 and 26, 2020, Power Up converted the outstanding principal amount and all accrued and unpaid interest related to the April 2020 Note into 2,080,740 shares of Common Stock and as of October 26, 2020 the April 2020 Note is deemed repaid and terminated. On December 14, 2020 and December 15, 2020, converted the outstanding principal amount and all accrued and unpaid interest related to the June 2020 Note into 3,506,153 shares of Common Stock (post-reverse stock split basis) and the June 2020 Note is deemed repaid and terminated.

2019 Convertible Notes

On April, 24, 2019, May 17, 2019, August 19, 2019, October 22, 2019 and November 4, 2019, the Company issued a series of convertible notes (“2019 Convertible Notes”), all similar in nature, all subject to debt issuance costs (“DIC”) and original issue discount (“OID”) and beneficial conversion (“BCF”) features and some subject to the issuance of warrants (“NW”) and/or commitment shares (“CS”) and placement agent fees. Two of the notes had maturity dates nine months after issuance and three were for one year. One note was a master note agreement in the amount of $150,000, but with an initial drawdown of $50,000. The Company evaluated all of the terms of the 2019 Convertible Notes and determined that, in accordance with ASC 815, there were no derivatives to be bifurcated or separately valued. Each of the April, 24, 2019, May 17, 2019, August 19, 2019, October 22, 2019 and November 4, 2019 Convertible Notes was satisfied in full by the lenders electing to convert the outstanding balances to Common Stock, except for $2,747 of accrued interest that remains outstanding under the May 17, 2019 Convertible Note.

Inception date	Maturity date	Original principal amount	Interest rate	Original aggregate DIC, OID, BCF, NW and CS	Cumulative amortization of DIC, OID, BCF, NW and CS	Principal remaining at December 31, 2020	Accrued Interest at December 31, 2020	Balance sheet carrying amount at December 31, 2020 inclusive of accrued interest
May 17, 2019	May 17, 2020, extended to November 17, 2020	$50,000	10%	$50,000	$50,000	$-	$2,747	$2,747

	Total	$50,000		$50,000	$50,000	$-	$2,747	$2,747

On December 6, 2018, December 7, 2018 and December 31, 2018 the Company issued convertible notes (each a “2018 Q4 Note”) and on January 2, 2019, February 27, 2019, March 6, 2019 and March 14, 2019, the Company issued additional convertible notes (each a “2019 Q1 Note”, respectively and collectively with the “2018 Q4, the “2018 Q4 and 2019 Q1 Notes”) bearing interest at 10% per year. All of the 2018 Q4 and 2019 Q1 Notes matured on either February 28, 2019 or April 30, 2019. The original aggregate principal amount was $190,000. None of the 2018 Q4 and 2019 Q1 Notes were repaid at maturity. The 2018 Q4 and 2019 Q1 Note investors also received an aggregate of 19,000 common stock purchase warrants. The warrants were valued using the Black Scholes option pricing model calculated on the date of each grant and had an aggregate value of $146,805. Total value received by the investors was $336,805, the sum of the face value of the convertible note and the value of the warrant. Therefore, the Company recorded a debt discount associated with the warrant issuance of $82,159 and an initial value of the convertible notes of $107,841 using the relative fair value method. All debt discounts were fully amortized by the original maturity dates. On March 21, 2020, all except one of the 2018 Q4 and 2019 Q1 Note holders exchanged the outstanding principal amount and accrued interest for shares of common stock. The exchange price was $0.15 per share of common stock. The closing price on March 20, 2020, the last trading day before the closing of the exchange agreements which took place on a Saturday, was $0.34 per share of common stock. An aggregate of $155,000 of principal and $17,911 of accrued interest was exchanged for 1,152,740 shares of common stock. The Company recorded a loss on the extinguishment of the exchanged 2018 Q4 Notes and 2019 Q1 Notes of $219,021. As of December 31, 2020, there remains one outstanding 2018 Q4 Note and one outstanding 2019 Q1 Note, both held by the same single investor, with an aggregate principal amount of $35,000 and aggregate accrued interest of $7,201 as of December 31, 2020. The 2019 Convertible Notes discussed above, which the Company does not consider to have arisen from one or more offerings, may be interpreted in such a way that the remaining 2018 Q4 Note and 2019 Q1 Note holders had the right to convert or exchange into such notes. However, no holder of the Q4 2018 and 2019 Notes has requested such a conversion or exchange. The Company does not believe that an offering occurred as of December 31, 2020 or as of the date of the issuance of these financial statements. Therefore, the number of shares of common stock (or preferred stock) into which the remaining 2018 Q4 Note and the remaining 2019 Q1 Note may convert is not determinable and the Company has not accounted for any additional consideration. The warrants to purchase 19,000 shares of common stock issued in connection with the sale of the 2018 Q4 and 2019 Q1 Notes are exercisable at a fixed price of $15.00 per share of common stock, provide no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The warrants issued to the Q4 2018 and Q1 2019 Note holders expire on December 30, 2023. The Company determined that there were no embedded derivatives to be identified, bifurcated and valued in connection with this financing.

The 2018 Q4 Notes and 2019 Q1 Notes consist of the following at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Principal amount of notes payable	$35,000	$190,000
Accrued interest payable	7,201	17,976
	$42,201	$207,976

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

On March 21, 2020, the holder of one of the Original Convertible Notes exchanged $50,000 of principal and $32,875 of accrued interest for 552,501 shares of the Company’s common stock. The exchange price was $0.15 per share of common stock. The closing price on March 20, 2020, the last trading day before the closing of the exchange agreements, was $0.34 per share of common stock. The Company recorded a loss on the extinguishment of the exchanged Original Convertible Note of $104,975.

The remaining outstanding Original Convertible Notes (including that for which a default notice has been received) consist of the following at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Principal amount of notes payable	$75,000	$125,000
Accrued interest payable	64,357	82,060
	$139,357	$207,060

As of December 31, 2020, principal and accrued interest on the Original Convertible Note that is subject to a default notice accrues annual interest at 12% instead of 10%, totaled $48,700, of which $23,700 was accrued interest. As of December 31, 2019, principal and accrued interest on Original Convertible Notes subject to default notices totaled $43,666 of which $18,666 was accrued interest.

As of December 31, 2020 all of the outstanding Original Convertible Notes, inclusive of accrued interest, were convertible into an aggregate of 1,225 shares of the Company’s common stock (post-reverse stock split basis). Such Original Convertible Notes will continue to accrue interest until exchanged, paid or otherwise discharged. There can be no assurance that any of the additional holders of the remaining Original Convertible Notes will exchange their Original Convertible Notes.

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

Note payable to SY Corporation consists of the following at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	411,384	363,280
Foreign currency transaction adjustment	53,393	3,182
	$864,551	$766,236

Interest expense with respect to this promissory note was $48,104 and $47,971 for years ended December 31, 2020 and 2019, respectively.

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

On April 9, 2018, Dr. Arnold S. Lippa, the Company’s Interim President, Interim Chief Executive Officer, Chief Scientific Officer and Chairman of the Board of Directors and Dr. James S. Manuso, the Company’s then Chief Executive Officer and Vice Chairman of the Board of Directors, advanced $50,000 each, for a total of $100,000, to the Company for working capital purposes. Each note is payable on demand after June 30, 2018. Each note was subject to a mandatory exchange provision that provided that the principal amount of the note would be mandatorily exchanged into a board approved offering of the Company’s securities, if such offering held its first closing on or before June 30, 2018 and the amount of proceeds from such first closing was at least $150,000, not including the principal amounts of the notes that would be exchanged, or $250,000 including the principal amounts of such notes. Upon such exchange, the notes would be deemed repaid and terminated. Any accrued but unpaid interest outstanding at the time of such exchange will be (i) repaid to the note holder or (ii) invested in the offering, at the note holder’s election. A first closing did not occur on or before June 30, 2018. Dr. Arnold S. Lippa agreed to exchange his note into the board approved offering that had its initial closing on September 12, 2018. Accrued interest on Dr. Lippa’s note was not exchanged. As of December 31, 2020, Dr. James S. Manuso had not exchanged his note.

During the year ended December 31, 2020, Dr. Lippa advanced on an interest free basis the Company $65,000 of which $16,036 was repaid to Dr. Lippa. The outstanding balance of the advance is payable on demand.

During the year ended December 31, 2020, Mr. Margolis advanced $10,775 to which when aggregated with the outstanding balance of $5,500 as of the beginning of the fiscal year, was $16,275, all of which was repaid by the Company during the fiscal year ended December 31, 2020.

For the fiscal years ended December 31, 2020 and 2019, $11,329 and $10,272 was charged to interest expense with respect to Dr. Lippa’s notes, respectively.

For the fiscal years ended December 31, 2020 and 2019, $16,988 and $15,416 was charged to interest expense with respect to Dr. James S. Manuso’s notes, respectively.

As of September 30, 2018, Dr. James S. Manuso resigned his executive officer positions and as a member of the Board of Directors of the Company. All of the interest expense noted above for 2020 and 2019 was incurred while Dr. Manuso was no longer an officer.

Other Short-Term Notes Payable

Other short-term notes payable at December 31, 2020 and December 31, 2019 consisted of premium financing agreements with respect to various insurance policies. At December 31, 2020, a premium financing agreement was payable in the initial amount of $70,762, with interest at 11% per annum, in ten monthly installments of $8,256, and another premium financing arrangement was payable in the initial amount of $9,215 payable in equal quarterly installments. At December 31, 2020 and 2019, the aggregate amount of the short-term notes payable was $4,608 and $4,635 respectively.

5. Settlement and Payment Agreements

On February 21, 2020, Sharp Clinical Services, Inc. (“Sharp”), a vendor of the Company, filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County related to a December 16, 2019 demand for payment of past due invoices inclusive of late fees totaling $103,890 of which $3,631 related to late fees, seeking $100,259 plus 1.5% interest per month on outstanding unpaid invoices. Amid settlement discussions, the vendor stated on March 13, 2020 its intent to proceed to a default judgment against the Company, and the Company stated on March 14, 2020 its intent to continue settlement discussions. On May 29, 2020, a default was entered against the Company, and on September 4, 2020, a final judgment by default was entered against the Company in the amount of $104,217. The Company has recorded a liability to Sharp of $103,859 as of December 31, 2020.

On February 23, 2021 our bank received two New Jersey Superior Court Levies totaling $320,911 related to amounts owed to two vendors (Sharp and Salamandra as defined below and herein) which amounts were not in dispute, debited our accounts and restricted access to those accounts. Our accounts were debited for $1,559 on February 23, 2021 which represented all of the cash in our accounts on that date.

On March 3, 2021, we executed a settlement agreement with one of the two vendors noted below (the “Sharp Settlement Agreement”). The Sharp Settlement Agreement calls for a payment schedule totaling $100,000 in ten bi-monthly installments which began on April 1, 2021 and are due every other month thereafter and permits early settlement at $75,000 if the Company pays Sharp that lower total by August 1, 2021. The first $10,000 payment that which was due on April 1, 2021, was paid on March 23, 2021. On March 9, 2021, Sharp requested of the Bergen (NJ) County Sheriff, the return of the Writ of Execution which resulted in a release of the lien.

By letter dated February 5, 2016, the Company received a demand from a law firm representing Salamandra, LLC (“Salamandra”) alleging an amount due and owing for unpaid services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded Salamandra the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted Salamandra attorneys’ fees and costs of $47,937. All such amounts have been accrued as of December 31, 2020 and December 31, 2019, including accrued interest at 4.5% annually from February 26, 2018, the date of the judgment, through December 31, 2020, totaling $24,129.

On August 21, 2019, RespireRx and Salamandra entered into a settlement agreement and release, which was amended on December 16, 2019 (as amended, the “Salamandra Settlement Agreement”), regarding $202,395 owed by the Company to Salamandra (as reduced by any further payments by the Company to Salamandra, the “Full Amount”) in connection with the above-mentioned arbitration award. Under the Salamandra Settlement Agreement, (i) the Company paid to Salamandra $25,000 before December 21, 2019, and upon such payment, Salamandra ceased all collection efforts against the Company until March 31, 2020, and (ii) the Company was to pay to Salamandra by March 31, 2020 an amount equal to 21% of the working capital amount raised by that date, which would have reduced the Full Amount owed on a dollar-for-dollar basis. The Company did not make the required payment on March 31, 2020 and has not made any subsequent payments other than what may have been received by Salamandra pursuant to the levies described above.

On September 23, 2019, the Company and a vendor agreed in principle to a proposed settlement agreement, which has not resulted in a formal agreement. In February 2020, the Company and the vendor discussed amendments to this agreement in principal. The discussions included, among other things, an extension of time to raise the amount discussed below. The Company and the vendor are continuing discussions in an attempt to reach a formal settlement agreement.

The due date of the $100,000 annual amount payable to the University of Illinois that was originally due on December 31, 2020 pursuant to the 2014 License Agreement was extended to April 19, 2021 and was paid in full on April 1, 2021.

By email dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and payable for investment banking services rendered. Such amount has been included in accrued expenses at December 31, 2020 and December 31, 2019.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s consolidated financial statements as of December 31, 2020 and December 31, 2019 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

6. Stockholders’ Deficiency

Preferred Stock

RespireRx has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2020 and December 31, 2019, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock; 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”); 205,000 shares were designated as Series A Junior Participating Preferred Stock; 1,700 shares were designated as Series G 1.5% Convertible Preferred Stock. On July 13, 2020, RespireRx designated 1,200 shares of Series H, Voting, Non-participating, Convertible Preferred Stock (“Series H Preferred Stock”) and on September 30, 2020 RespireRx amended the Certificate of Designation of the Series H Preferred Stock to increase the number of shares of Series H Preferred Stock to 3,000 shares. On July 13, 2020 and September 30, 2020, RespireRx issued an aggregate of 1,624.1552578 shares of Series H Preferred Stock inclusive of 2% accrued dividends, all of which converted on September 30, 2020 into 25,377,426 shares of Common Stock and warrants to purchase 25,377,426 shares of Common Stock, and therefore as of that time on September 30, 2020, there were no shares of Series H Preferred Stock outstanding. Under the Certificate of Designation of the Series H Preferred Stock, shares of Series H Preferred Stock converted or redeemed by conversion are to be canceled and are not to be reissued. Accordingly, on December 31, 2020 and 2019, 3,504,424.1552578 shares of preferred stock and 3,505,800 shares of preferred stock, respectively, were undesignated and were able to be issued with such rights and powers as the Board of Directors may designate.

Series B Preferred Stock outstanding as of December 31, 2020 and 2019 consisted of 37,500 shares issued in a May 1991 private placement. Each share of Series B Preferred Stock is convertible into approximately 0.000030 shares of common stock at an effective conversion price of $22,083.75 per share of common stock, which is subject to adjustment under certain circumstances. As of December 31, 2020 and December 31, 2019, the shares of Series B Preferred Stock outstanding are convertible into 1 share of common stock. RespireRx may redeem the Series B Preferred Stock for $25,001, equivalent to $0.6667 per share, an amount equal to its liquidation preference, at any time upon 30 days prior notice.

Common Stock

There are 71,271,095 shares of the Company’s Common Stock outstanding as of December 31, 2020. After reserving for conversions of convertible debt as well as common stock purchase options and warrants exercises before accounting for incremental contract excess reserves, there were 1,870,650,077 shares of the Company’s Common Stock available for future issuances as of December 31, 2020. After accounting for incremental excess reserves required by the FirstFire Note, the EMA Note, the Crown Bridge unpaid accrued interest, and the White Lion Note as well the FirstFire Warrant, the EMA warrant, aggregating 68,777,142 and other outstanding convertible notes and all outstanding options and warrants, there were 1,801,872,935, shares of common stock available for future issuances as of December 31, 2020. Each conversion or exercise on a convertible note, or option or warrant, as appropriate reduces the excess reserve requirements. The FirstFire Note and EMA Note were converted in full in 2021 and the White Lion Note was converted in part in 2021. No warrants or options were exercised after December 31, 2020. See Note 10. Subsequent Events in the notes to our consolidated financial statements as of December 31, 2020.

Common Stock Warrants

As part of our prior debt financings with FirstFire, EMA and Crown Bridge, the Company issued warrants that contained anti-dilution provisions that required a reduction to the exercise price and an increase to the number of warrant shares in the event that we issued equity instruments with a lower price than the exercise price. During the year ended December 31, 2020, we adjusted downward the warrant exercise price for these warrants. The resulting fair value of the warrants with the new exercise price was $1,440,214, recorded as a deemed dividend in our consolidated statements of stockholders’ deficiency. As the Company has an accumulated deficit, the deemed dividend was recorded within additional paid-in capital.

On September 30, 2020, the Company issued warrants exercisable into 25,377,426 of commons stock at $0.07 per share and expiring on September 30, 2023 which issuance occurred upon the conversion of all Series H Preferred Stock into common stock and warrants on September 30, 2020.

On July 30, 2020, the Company issued warrants exercisable into 375,000 shares of common stock at an exercise price of $0.07 per share and expiring on September 30, 2023.

On July 2, 2020, the Company issued warrants exercisable into 687,500 shares of common stock at an exercise price of $0.07 per share and expiring on September 30, 2023.

During the fiscal year ended December 31, 2020, inclusive of anti-dilution provisions, the Company issued warrants exercisable into 13,145,114 shares of common stock at exercise prices ranging from $0.01485 to $0.03416 of which 10,969,352 were exercised.

A summary of warrant activity for the year ended December 31, 2020 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2019	219,104	$18.7109	3.44
Issued	39,585,040	0.0521	2.89
Expired	(25,434)	2.9899
Exercised	(10,969,352)	0.0161
Warrants outstanding at December 31, 2020	28,809,352	$0.1528	2.64

Warrants exercisable at December 31, 2019	219,104	$18.7109	3.44
Warrants exercisable at December 31, 2020	28,809,352	$0.1528	2.64

The exercise prices of common stock warrants outstanding and exercisable are as follows at December 31, 2020:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.0160	2,212,500	2,212,500	May 17, 2022
$0.0700	26,439,926	26,439,926	September 30, 2023
$15.000	19,000	19,000	December 30, 2023
$15.750	23,881	23,881	April 30, 2023
$27.500	800	800	December 31, 2021
$11.000	104,650	104,650	September 29, 2022
$79.300	8,595	8,595	February 28, 2021
	28,809,352	29,809,352

Based on a fair value of $0.029 per share on December 31, 2020, there were 2,212,500 exercisable in-the money common stock warrants with an intrinsic value of $28,763 as of December 31, 2020.

A summary of warrant activity for the year ended December 31, 2019 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2018	178,322	$22.0393	3.06
Issued	47,737	7.9079	4.36
Expired	(6,955)	29.8989	-
Warrants outstanding at December 31, 2019	219,104	$18.7109	3.44

Warrants exercisable at December 31, 2018	178,322	$22.0393	3.06
Warrants exercisable at December 31, 2019	219,104	$18.7109	3.44

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

There were no stock grants and there were stock option grants for 6,750,000 shares of RespireRx’s Common Stock during the fiscal year ended December 31, 2020 and there were no stock grants or stock option grants in the during the fiscal year ended December 31, 2019.

Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of stock-based compensation costs and fees is provided at Note 3 Summary of Significant Accounting Policies.

A summary of stock option activity for the fiscal year ended December 31, 2020 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2019	428,761	$33.798	4.98
Granted	6,750,000	0.0660	4.63
Expired	(13,546)	(65.9190)	-
Options outstanding at December 31, 2020	7,165,215	$1.961	4.60

Options exercisable at December 31, 2020	6,290,215	$2.225	4.59

The exercise prices of common stock options outstanding and exercisable were as follows at December 31, 2020:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.072	5,050,000	4,525,000	September 30, 2025
$0.054	1,700,000	1,350,000	July 31, 2025
$7.000	2,168	2,168	November 21, 2023
$11.200	31,038	31,038	April 5, 2023
$12.500	1,676	1,676	December 7, 2022
$13.500	3,400	3,400	July 28, 2022
$14.500	184,942	184,942	December 9, 2027
$14.500	10,000	10,000	December 9, 2027
$20.000	28,500	28,500	June 30, 2022
$20.000	2,500	2,500	July 26, 2022
$39.000	39,500	39,500	January 17, 2022
$45.000	722	722	September 2, 2021
$57.500	261	261	September 12, 2021
$64.025	12,923	12,923	August 18, 2022
$64.025	26,179	26,179	August 18, 2025
$73.775	52,308	52,308	March 31, 2021
$81.250	16,923	16,923	June 30, 2022
$139.750	339	339	March 14, 2024
$159.250	246	246	February 28, 2024
$195.000	949	949	July 17, 2022
$195.000	641	641	August 10, 2022
	7,165,215	6,290,215

Based on a fair value of $0.029 per share on December 31, 2020, there were no exercisable in-the-money common stock options as of December 31, 2020.

A summary of stock option activity for the year ended December 31, 2019 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2018	434,499	$35.414	5.90
Expired	(5,738)	156.139	-
Options outstanding at December 31, 2019	428,761	$33.798	4.98

Options exercisable at December 31, 2018	434,499	$35.414	5.90
Options exercisable at December 31, 2019	428,761	$33.789	4.98

The exercise prices of common stock options outstanding and exercisable were as follows at December 31, 2019:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$7.000	2,168	2,168	November 21, 2023
$11.200	31,038	31,038	April 5, 2023
$12.500	1,676	1,676	December 7, 2022
$13.500	3,400	3,400	July 28, 2022
$14.500	184,942	184,942	December 9, 2027
$14.500	10,000	10,000	December 9, 2027
$20.000	28,500	28,500	June 30, 2022
$20.000	2,500	2,500	July 26, 2022
$39.500	39,500	39,500	January 17, 2022
$45.000	722	722	September 2, 2021
$56.875	8,969	8,969	June 30, 2020
$57.500	261	261	September 12, 2021
$64.025	2,769	2,769	August 18, 2020
$64.025	12,923	12,923	August 18, 2022
$64.025	26,179	26,179	August 18, 2025
$68.250	879	879	December 11, 2020
$73.775	52,308	52,308	March 31, 2021
$81.250	16,923	16,923	June 30, 2022
$139.750	339	339	March 14, 2024
$154.700	775	755	April 8, 2020
$159.250	246	246	February 28, 2024
$166.400	154	154	January 29, 2020
$195.000	949	949	July 17, 2022
$195.000	641	641	August 10, 2022
	428,761	428,761

Based on a fair value of $1.00 per share on December 31, 2019, there were 0 exercisable in-the-money common stock options as of December 31, 2019.

For the years ended December 31, 2020 and 2019, stock-based compensation costs and fees included in the consolidated statements of operations consisted of general and administrative expenses of $345,500 and $0 respectively, and research and development expenses of $38,750 and $0, respectively.

Pier Contingent Stock Consideration

In connection with the merger transaction with Pier effective August 10, 2012, RespireRx issued 17,975 newly issued shares of its common stock with an aggregate fair value of $3,271,402 ($182.00 per share), based upon the closing price of RespireRx’s common stock on August 10, 2012. The shares of common stock were distributed to stockholders, convertible note holders, warrant holders, option holders, and certain employees and vendors of Pier in satisfaction of their interests and claims. The common stock issued by RespireRx represented approximately 41% of the 44,321 common shares outstanding immediately following the closing of the transaction.

The Company concluded that the issuance of any of the contingent shares to the Pier Stock Recipients was remote, as a result of the large spread between the exercise prices of these stock options and warrants as compared to the common stock trading range, the subsequent expiration or forfeiture of most of the options and warrants, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants have remained significantly out-of-the-money through December 31, 2020. Accordingly, the Company considered the fair value of the contingent consideration to be immaterial and therefore did not ascribe any value to such contingent consideration. If any such shares are ultimately issued to the former Pier stockholders, the Company will recognize the fair value of such shares as a charge to operations at that time.

Reserved and Unreserved Shares of Common Stock

On January 17, 2017, the Board of Directors of the Company approved the adoption of an amendment of the Amended and Restated RespireRx Pharmaceuticals, Inc. 2015 Stock and Stock Option Plan (as amended, the “2015 Plan”). That amendment increased the shares issuable under the plan by 150,000, from 153,846 to 303,846. On December 9, and December 28, 2018, the Board of Directors further amended the 2015 Plan to increase the number of shares that may be issued under the 2015 Plan to 698,526 and 898,526 shares of the Company’s common stock. On May 5, 2020 and July 31, 2020, the Board of Directors further amended the 2015 Plan to increase the number of shares that may be issued under the 2015 Plan by 5,000,000 and 10,000,000 shares respectively. As of December 31, 2020, there are 8,704,251 shares of common stock available for issuance under the 2015 Plan.

Other than the change in the number of shares available under the 2015 Plan, no other changes were made to the 2015 Plan by these amendments noted above.

At December 31, 2020, the Company had 2,000,000,000 shares of common stock authorized and 71,271,095 shares of common stock issued and outstanding. The Company has reserved 1 shares of common stock for the conversion of the Series B Preferred Stock. The Company has reserved an aggregate of 13,333,036 for the calculated amount of shares of common stock into which convertible notes may convert and an additional 53,464,642 shares of common stock for contractual reserves with respect to such notes. In addition, The Company has reserved 7,165,215 and 28,809,352 shares of the Company’s common stock for exercises of common stock purchase options granted and warrants issued respectively and an additional 15,312,500 shares of common stock for contractual reserves associated with certain of the warrants. The Company has reserved 649 shares of common stock with respect to the Pier contingent shares. There are 8,770,576 shares reserved for future issuances under the Company’s 2014 Plan and 2015 Plan. Accordingly, after taking into consideration the shares of common stock reserved for all conversions, exercises, contingent share issuances and contractual reserves, there were 1,801,872,935 shares of the Company’s common stock available for future issuances as of December 31, 2020.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2020 and 2019 are summarized below.

	December 31,
	2020	2019
Capitalized research and development costs	$-	$-
Research and development credits	3,017,000	3,017,000
Stock-based compensation	3,975,000	3,787,000
Stock options issued in connection with the payment of debt	202,000	202,000
Net operating loss carryforwards	20,536,000	19,982,000
Accrued compensation	155,000	586,000
Accrued interest due to related party	146,000	217,000
Other, net	8,000	8,000
Total deferred tax assets	28,039,000	27,799,000
Valuation allowance	(28,039,000)	(27,799,000)
Net deferred tax assets	$-	$-

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2020 and 2019, management was unable to determine that it was more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2020 and 2019 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2020 and 2019.

	Years Ended December 31,
	2020	2019

U. S. federal statutory tax rate	(21.0)%	(21.0)%
Change in valuation allowance	(1.0)%	(1.0)%
Adjustment to deferred tax asset	22.0%	22.0%
Other	-%	-%
Effective tax rate	0.0%	0.0%

As of December 31, 2020, the Company had federal and state tax net operating loss carryforwards of approximately $104,166,000 and $44,252,000, respectively. The state tax net operating loss carryforward consists of $19,673,000 for California purposes and $24,579,000 for New Jersey purposes. The difference between the federal and state tax loss carryforwards was primarily attributable to the capitalization of research and development expenses for California franchise tax purposes. The federal net operating loss carryforwards will expire at various dates from 2021 through 2040. State net operating losses expire at various dates from 2021 through 2029 for California and through 2040 for New Jersey. The Company also had federal and California research and development tax credit carryforwards that totaled approximately $1,871,000 and $1,146,000, respectively at December 31, 2020. The federal research and development tax credit carryforwards will expire at various dates from 2021 through 2032. The California research and development tax credit carryforward does not expire and will carryforward indefinitely until utilized.

While the Company has not performed a formal analysis of the availability of its net operating loss carryforwards under Internal Revenue Code Sections 382 and 383, management expects that the Company’s ability to use its net operating loss carryforwards will be limited in future periods.

The Company has not filed its federal and state tax returns for the year ended December 31, 2020, for which the Company has filed a request for extension of time to file such returns. The Company does not expect there to be any material non-filing penalties. The Company intends to file such returns as soon as practical.

8. Related Party Transactions

Dr. Arnold S. Lippa and Jeff E. Margolis, officers and directors of the Company since March 22, 2013, have indirect ownership interests and managing memberships in Aurora Capital LLC (“Aurora”) through interests held in its members, and Jeff. E. Margolis is also an officer of Aurora. Aurora is a boutique investment banking firm specializing in the life sciences sector that limits its securities related activities primarily to investment banking services.

A description of advances and notes payable to officers is provided at Note 4. Notes Payable – Advances from and Notes Payable to Officer.

9. Commitments and Contingencies

Pending or Threatened Legal Action and Claims

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s consolidated financial statements as of December 31, 2020 and 2019 with respect to such matters. See Note 5. Settlement and Payment Agreements to the consolidated financial statements as of December 31, 2020 for additional items and details.

Significant Agreements and Contracts

Consulting Agreements

Richard Purcell, the Company’s Senior Vice President of Research and Development since October 15, 2014, provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc., through which the Company has contracted for his services, for a monthly cash fee of $12,500. Cash compensation expense pursuant to this agreement totaled $112,500 and $150,000 for the fiscal years ended December 31, 2020 and 2019, respectively, which is included in research and development expenses in the Company’s consolidated statements of operations for such periods.

The Company entered into a consulting contract with David Dickason effective September 15, 2020 pursuant to which Mr. Dickason was appointed to and serves as the Company’s Senior Vice President of Pre-Clinical Product Development on an at-will basis at the rate of $250 per hour.

Employment Agreements

Effective on May 6, 2020, Timothy Jones was appointed as RespireRx’s President and Chief Executive Officer and entered into an employment agreement as of that date. In addition, Mr. Jones has continued to serve as a member of the Company’s Board of Directors, a position he has held since January 28, 2020. On November 19, 2019, Mr. Jones became an advisor to the Company’s Board of Directors, a position he held until January 27, 2020. Under the employment agreement, a provisional period of “at will” employment expired on July 31, 2020. Neither party terminated the employment agreement prior to July 31, 2020, and on that date all rights and obligations under the agreement were deemed effective, including with respect to the certain economic obligations of the Company upon termination of Mr. Jones’ employment. The Board of Directors and Mr. Jones agreed to continue the employment agreement after the initial provisional period. The employment agreement has a termination date of September 30, 2023 and will automatically extend annually, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date. On July 31, 2020, the employment agreement was amended. The terms of the amended agreement call for a base salary through September 30, 2020 of $300,000 per year which may remain accrued but unpaid at the discretion of the Board of Directors until such time as at least $2,500,000 has been raised. As of December 31, 2020, Mr. Jones base salary remained $300,000 per year. If $10,000,000 or more has been raised by September 30, 2021, Mr. Jones’ base salary would be increased to $375,000 per year. Otherwise, it would remain at $300,000 annually unless increased pursuant to the employment agreement or by the Board of Directors. Mr. Jones’ base salary is subject to cost of living increases. Mr. Jones was eligible for a guaranteed bonus of $200,000 on October 31,2020. Mr. Jones is also entitled to bonuses of $200,000 on March 31, 2021 and $150,000 each six months thereafter on each March 31st and September 30th thereafter, unless the agreement is earlier terminated. The guaranteed bonus of $200,000 that was due on October 31, 2020 was not paid and is accrued and payable as of that date. At the end of the provisional period, pursuant to the employment agreement, Mr. Jones was granted an option grant for the purchase of 1,000,000 shares of the Company’s common stock upon the expiration of the provisional period which has since been adjusted to 100,000 shares after the reverse stock-split and is presented in the options tables in our consolidated financial statements as of December 31, 2020 on a post reverse stock-split basis. In addition, until such time as the Company establishes comparable benefits, Mr. Jones is entitled to $1,200 per month on a tax equalized basis for health insurance and $1,000 per month on a tax equalized basis for term life insurance plus a disability policy. Mr. Jones is entitled to be reimbursed for business expenses. Mr. Jones would be entitled to a $12,000 tax equalized annual automobile allowance after the Company has raised $10,000,000. In addition, on July 31, 2020, the Board of Directors granted Mr. Jones a discretionary bonus that was a grant of an option to purchase 16,000,000 shares of common stock expiring on July 31, 2025 at an exercise price equal to the closing price of the Company’s common stock on July 31, 2020 of $0.0072 which has been adjusted to 1,600,000 shares and an exercise price of $0.072 after the reverse stock-split, and which is presented in the options tables in our consolidated financial statements as of December 31, 2020 on a post reverse stock-split basis, 25% of which vested immediately, 25% of which vested on September 30, 2020, December 31, 2020 and March 31, 2021. Upon commencement of Mr. Jones’ employment agreement on May 6, 2020, Mr. Jones was no longer eligible to receive fees for his participation as a member of the Board of Directors. For the fiscal year ended December 31, 2020, the Company accrued $436,059 of compensation and related benefits for Mr. Jones in the form of Board of Directors advisory fees, salary and benefits and bonus, of which Mr. was paid $16,073 in cash and exchanged $28,218 of the accrued obligation for Series H Preferred Stock as discussed below. These amounts are included in accounts payable and accrued expenses and in accrued compensation in the Company’s consolidated balance sheet as of December 31, 2020. On September 30, 2020, Mr. Jones, pursuant to an exchange agreement, forgave $28,218 of accrued Board of Directors and other fees owed to him in exchange for 28.218 shares of Series H Preferred Stock which, on the same day, was converted into 4,409,063 shares of Common Stock and a warrant to purchase 4,409,063 shares of Common Stock, both of which were adjusted to 440,906 shares of Common Stock and warrants respectively after the reverse stock-split and which are presented on a reverse stock-split basis in our consolidated financial statements as of December 31, 2020.

Effective May 6, 2020, with the appointment of Timothy Jones as RespireRx’s President and Chief Executive Officer, Dr. Lippa resigned the interim officer positions of Interim Chief Executive Officer and Interim President, positions that Dr. Lippa had assumed on October 12, 2018 after the resignation of Dr. James Manuso on September 30, 2018. Dr. Lippa continues to serve as RespireRx’s Executive Chairman and as a member of the Board of Directors as well as the Company’s Chief Scientific Officer. Dr. Lippa has continued to serve as the Company’s Executive Chairman and as a member of the Board of Directors. On August 18, 2015, Dr. Lippa was named Chief Scientific Officer of the Company, and the Company entered into an employment agreement with Dr. Lippa in that capacity. Pursuant to the agreement, which was for an initial term through September 30, 2018 (and which automatically extended on September 30, 2018, 2019 and 2020 and will automatically extend annually, upon the same terms and conditions, for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Dr. Lippa earned an annual base salary of $300,000. Dr. Lippa is also eligible to earn a performance-based annual bonus award of up to 50% of his base salary, based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year, or any amount at the discretion of the Board of Directors. Additionally, Dr. Lippa has been granted stock options on several occasions and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Dr. Lippa did not receive any option to purchase shares of common stock during fiscal year ended December 31, 2020. Dr. Lippa is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Dr. Lippa is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Dr. Lippa is provided at Note 6  to the Company’s consolidated financial statements for the fiscal years ended December 31, 2020 and 2019. Cash compensation inclusive of employee benefits accrued pursuant to this agreement totaled $339,600 for each of the fiscal years ended December 31, 2020 and 2019, respectively, which amounts are included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2020 and 2019, and in research and development expenses in the Company’s consolidated statement of operations for the fiscal years ended December 31, 2020 and 2020. Dr. Lippa does not receive any additional compensation for serving as Executive Chairman and on the Board of Directors.

On March 22, 2020, July 13, 2020 and September 30, 2020, Dr. Lippa, forgave an aggregate of $853,000 of accrued compensation and benefits. On March 22, 2020, Dr, Lippa received 4,500,000 shares Common Stock for $153,000 of forgiven compensation, which shares of Common Stock were adjusted to 450,000 shares of Common Stock on a post reverse stock-split basis. On July 13, 2020, pursuant to an exchange agreement, Dr. Lippa forgave $600,000 of accrued compensation and benefits and in exchange received 600 shares of Series H Preferred Stock. On September 30, 2020, pursuant to an additional exchange agreement, Dr. Lippa forgave $100,000 of accrued compensation and benefits and in exchange received 100 shares of Series H Preferred Stock. Between July 13, 2020 and September 30, 2020, Dr. Lippa earned 2.6333333 shares of Series H Preferred Stock as dividends in-kind. On July 13, 2020 and September 30, 2020, Dr. Lippa contributed all of his Series H Preferred Stock to a family trust. On September 30, 2020, the family trust converted all of its Series H Preferred Stock into 109,786,458 shares of RespireRx Common Stock and a warrant to purchase 109,786,458 shares of Common Stock which were subsequently adjusted to 10,978,645 shares of Common Stock and warrants to purchase 10,978,645 shares of Common Stock.

On August 18, 2015, the Company also entered into an employment agreement with Jeff E. Margolis, in his role at that time as Vice President, Secretary and Treasurer. Pursuant to the agreement, which was for an initial term through September 30, 2016 and later amended (and which automatically extended on September 30, 2016, 2017, 2018 and 2019 and will automatically extend annually, upon the same terms and conditions for successive periods of one year, unless either party provides written notice of its intention not to extend the term of the agreement at least 90 days prior to the applicable renewal date), Mr. Margolis currently receives an annual base salary of $300,000, and is eligible to receive performance-based annual bonus awards based upon the achievement of annual performance goals established by the Board of Directors in consultation with the executive prior to the start of such fiscal year. Additionally, Mr. Margolis has granted stock options on several occasions and is eligible to receive additional awards under the Company’s Plans at the discretion of the Board of Directors. Mr. Margolis is also entitled to receive, until such time as the Company establishes a group health plan for its employees, $1,200 per month, on a tax-equalized basis, as additional compensation to cover the cost of health coverage and up to $1,000 per month, on a tax-equalized basis, as reimbursement for a term life insurance policy and disability insurance policy. Mr. Margolis is also entitled to be reimbursed for business expenses. Additional information with respect to the stock options granted to Mr. Margolis is provided at Note 6  to the Company’s consolidated financial statements for fiscal years ended December 31, 2020 and 2019. Recurring cash compensation accrued pursuant to this amended agreement totaled $321,600 for the fiscal year ended December 31, 2020 and 2019 which amounts are included in accrued compensation and related expenses in the Company’s consolidated balance sheet December 31, 2020 and 2019, and in general and administrative expenses in the Company’s consolidated statement of operations.

On March 22, 2020, July 13, 2020 and September 30, 2020, Mr. Margolis, forgave an aggregate of $803,000 of accrued compensation and benefits. On March 22, 2020, Mr. Margolis received 4,500,000 shares Common Stock for $153,000 of forgiven compensation, which shares of Common Stock were adjusted to 450,000 shares of Common Stock on a post reverse stock-split basis. On July 13, 2020, pursuant to an exchange agreement, Mr. Margolis forgave $500,000 of accrued compensation and benefits and in exchange received 500 shares of Series H Preferred Stock. On September 30, 2020, pursuant to an additional exchange agreement, Mr. Margolis forgave $150,000 of accrued compensation and benefits and in exchange received 150 shares of Series H Preferred Stock. Between July 13, 2020 and September 30, 2020, Mr. Margolis earned 2.194444 shares of Series H Preferred Stock as dividends in-kind. On July 13, 2020 and September 30, 2020, Mr. Margolis contributed all of his Series H Preferred Stock to three family trusts. On September 30, 2020, the family trusts converted all of their Series H Preferred Stock into 101,905,382 shares of RespireRx Common Stock and a warrant to purchase 101,905,382 shares of Common Stock which were subsequently adjusted to 10,190,538 shares of Common Stock and warrants to purchase 10,190,538 shares of Common Stock.

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

Under the UWMRF Patent License Agreement, in consideration for the licenses granted, the Company will pay to UWMRF the following: (i) patent filing and prosecution costs incurred by UWMRF prior to the effective date, paid in yearly installments over three years from the Effective Date; (ii) annual maintenance fees, beginning on the second anniversary of the Effective Date, which annual maintenance fees terminate upon the Company’s payment of royalties pursuant to clause (iv) below; (iii) milestone payments, paid upon the occurrence of certain dosing events of patients during clinical trials and certain approvals by the FDA; and (iv) royalties on net sales of products developed with the licenses, subject to minimum annual payments and to royalty rate adjustments based on whether separate royalty payments by the Company yield an aggregate rate beyond a stated threshold. The Company has also granted UWMRF certain stock appreciation rights with respect to the Company’s neuromodulator programs, subject to certain limitations, and will pay to UWMRF certain percentages of revenues generated from sublicenses of the licenses provided under the UWMRF Patent License Agreement by the Company to third parties.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The minimum annual royalty obligation of $100,000 due on December 31, 2020, was extended to April 19, 2021 and was paid in full on April 1, 2021. One-time milestone payments may become due based upon the achievement of certain development milestones. $350,000 will be due within five days after the dosing of the first patient is a Phase III human clinical trial anywhere in the world. $500,000 will be due within five days after the first NDA filing with FDA or a foreign equivalent. $1,000,000 will be due within twelve months of the first commercial sale. One-time royalty payments may also become due and payable. Annual royalty payments may also become due. In the year after the first application for market approval is submitted to the FDA or a foreign equivalent and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA or a foreign equivalent and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000.

During the fiscal years ended December 31, 2020 and 2019, the Company recorded charges to operations of $100,000, respectively, with respect to its 2020 and 2019 minimum annual royalty obligation, which is included in research and development expenses in the Company’s consolidated statement of operations for the fiscal years ended December 31, 2020 and 2019. The Company did not pay the amount due on December 31, 2020 for which the Company was granted an extension until April 19, 2021 and which was paid in full on April 1, 2021.

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

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2020, aggregating $2,885,270. Employment agreement amounts included in the 2021 column represent amounts contractually due from January 1, 2021 through September 30, 2021 or in one case, September 30, 2023 when such contracts expire unless extended pursuant to the terms of the contracts.

		Payments Due By Year
	Total	2021	2022	2023	2024	2025
License agreements	$560,370	$100,000	$115,092	$115,093	$130,185	$100,000
Employment agreements (1)	2,294,900	1,100,600	639,600	554,700	-	-
Total	$2,855,270	$1,200,600	$754,692	$669,793	$130,185	$100,000

(1) The payment of certain of such amounts has been deferred indefinitely, as described above in “Employment Agreements”.

10. Subsequent Events

As of 5pm eastern time on January 5, 2021, the Company effected a ten to one (10:1) reverse stock split of its Common Stock by filing the Sixth Amendment of Second Restated Certificate of Incorporation of RespireRx Pharmaceuticals Inc. with the Secretary of State of the State of Delaware on January 4, 2021. The financial statements have been prepared as of December 31, 2020 and for the fiscal year then ended on a post-reverse stock split basis.

After a downgrade of the trading of our Common Stock to the OTC Pink Market on December 10, 2020, the reverse stock split described above occurred on January 5, 2021 and the Common Stock began trading on a post-reverse stock split basis on the OTC Markets OTC Pink Market from January 6, 2021 through Friday, February 5, 2021 while measuring for thirty calendar days, compliance with the uplisting requirements for listing on the OTC Markets OTCQB Venture Market. The stock was upgraded to the OTCQB Venture Market on Monday, February 8, 2021.

A purchase notice was sent to White Lion on February 19, 2021 was for 3,600,000 shares of Common Stock resulting in net proceeds after closing costs of $2,070 aggregating $115,229. The total of all shares sold pursuant to purchase notices (including three purchase notices in the fiscal year ended December 31, 2020 and the one February 19, 2021 purchase notice is 11,500,000 which is all of the shares registered and offered for sale is the registration statement on Form S-1 that became effective on October 29, 2020. There are no shares available for sale under that registration statement. In order for the Company to issue additional purchase notices to White Lion, the Company would either have to file a new registration statement or amend the current registration statement covering shares representing any remaining amounts available under the White Lion EPA, or up to $1,711,581.

The FirstFire Note dated July 2, 2020 was paid in full by conversion as follows:

Conversion Date	Principal Converted	Interest Converted	Costs paid by the Company by conversion	Conversion Price per Share	Shares of Common Stock Issued
January 19, 2021	$30,000	$0	$0	$0.02	1,500,000
February 4, 2021	$37,500	$0	$0	$0.02	1,875,000
February 16, 2021	$50,000	$0	$0	$0.02	2,500,000
March 3, 2021	$20,000	$6,875	$0	$0.02	1,343,750
Total	$137,500	$6,875	$0		7,218,750

The EMA Note dated July 30, 2020 was paid in full by conversion as follows:

Conversion Date	Principal Converted	Interest Converted	Costs paid by the Company by conversion	Conversion Price per Share	Shares of Common Stock Issued
February 4, 2021	$19,000	$0	$1,000	$0.02	1,000,000
February 10, 2021	$19,000	$0	$1,000	$0.02	1,000,000
February 12, 2021	$19,000	$0	$1,000	$0.02	1,000,000
March 3, 2021	$18,000	$4,136	$1,000	$0.02	1,156,807
Total	$75,000	$4,136	$4,000		4,156,807

On March 15, 2021, the White Lion Commitment Note was repaid in part by conversion as follows:

Conversion Date	Principal Converted	Interest Converted	Costs paid by the Company by conversion	Conversion Price per Share	Shares of Common Stock Issued
March 15, 2021	$25,000	$0	$0	$0.02	1,250,000

On February 17, 2021, the Company and FirstFire entered into a Securities Purchase Agreement (the “FirstFire Feb 2021 SPA”) pursuant to which FirstFire provided a sum of $100,000 (the “FirstFire Feb 2021 Consideration”) to the Company, in return for a convertible promissory note (the “FirstFire Feb 2021 Note”) with a face amount of $112,000 (which difference in value as compared to the FirstFire Feb 2021 Consideration is due to an original issue discount of $12,000) and 2,000,000 commitment shares of Common Stock, a piggy-back registration rights agreement and other agreements and obligations. The net proceeds of the First Fire Feb 2021 Consideration, which were received by the Company on February 19, 2021, equal $97,500 after payment of $2,500 in FirstFire’s legal fees. The FirstFire Feb 2021 Note bears interest at 10% per annum. The terms of the FirstFire Feb 2021 Note require that the Company reserve 18,060,000 shares of Common Stock or three times the number of shares into which the FirstFire Feb 2021 Note may convert, but no less than the initial number of shares of Common Stock that must be reserved.

On March 31, 2021, the Company and EMA entered into a Securities Purchase Agreement (the “EMA March 2021 SPA”) pursuant to which EMA provided a sum of $100,000 (the “EMA March 2021 Consideration”) to the Company, in return for a convertible promissory note (the “EMA March 2021 Note”) with a face amount of $112,500 (which difference in value as compared to the EMA March 2021 Consideration is due to an original issue discount of $12,500) and a warrant exercisable for five years at $0.02 per share on a cash or cashless basis, into 2,400,000 shares of Common Stock, a piggy-back registration rights agreement and other agreements and obligations. The net proceeds of the EMA March 2021 Consideration, which were received by the Company on April 1, 2021, equal $96,750 after payment of $2,750 in EMA’s legal fees. And $500 of EMA’s due diligence fees. The EMA March 2021 Note bears interest at 10% per annum and matures on March 31, 2022. The EMA March 2021 Note is convertible at a fixed conversion price of $0.02 per share of Common Stock. The terms of the EMA March 2021 Note require that the Company reserve the greater of (i) 26,602,500 shares of Common Stock or (ii) three times the number of shares into which the EMA March 2021 Note may convert and into which the warrant may exercise.

RespireRx Pharmaceuticals Inc.

Annual Report on Form 10-K

Year Ended December 31, 2019

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of August 10, 2012, by and among Cortex Pharmaceuticals, Inc., Pier Acquisition Corp. and Pier Pharmaceuticals, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 16, 2012 (File no. 001-16467).

3.1	Second Restated Certificate of Incorporation dated May 19, 2010, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed May 24, 2010 (File no. 001-16467).

3.2	Certificate of Amendment of the (Second Restated) Certificate of Incorporation of Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 18, 2014 (File no. 001-16467).

3.3	Second Certificate of Amendment of the (Second Restated) Certificate of Incorporation of Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 17, 2015 (File no. 001-16467).

3.4	Third Certificate of Amendment of the Second Restated Certificate of Incorporation of RespireRx Pharmaceuticals Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 1, 2016 (File no. 001-16467).

3.5	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed October 15, 1996 (File no. 001-17951).

3.6	Certificate of Amendment of By-Laws of the Company, incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 8-K filed November 15, 2007. (File no. 001-16467)

3.7	Certificate of Designation, Preferences, Rights and Limitations of Series G 1.5% Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File no. 001-16467).

3.8	Fourth Certificate of Amendment of Second Restated Certificate of Incorporation of RespireRx Pharmaceuticals Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 6, 2020).

3.9	Certificate of Designation, Preferences, Rights and Limitations of Series H 2% Voting, Non-Participating, Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 13, 2020).

3.10	Amendment to Certificate of Designation, Preferences, Rights and Limitations of Series H 2% Voting, Non-Participating, Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 5, 2020).

3.11	Fifth Certificate of Amendment of the Second Restated Certificate of Incorporation of RespireRx Pharmaceuticals Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on November 25, 2020).

4.1	Placement Agency Agreement, dated August 24, 2007, by and between Cortex Pharmaceuticals, Inc. and JMP Securities LLC and Rodman and Renshaw, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed August 27, 2007 (File no. 001-16467).

4.2	Placement Agency Agreement, dated April 13, 2009, by and between the Company and Rodman & Renshaw, LLC, Form of Securities Purchase Agreement and Form of Common Stock Purchase Warrant issued by the Company, incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Current Report on Form 8-K filed April 17, 2009 (File no. 001-16467).

4.3	Description of Registrant’s Securities

10.1†	Cortex Pharmaceuticals, Inc. 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.94 to the Company’s Report on Form 8-K filed May 11, 2006 (File no. 001-16467).

10.2†	Form of Notice of Grant of Stock Options and Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.96 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006 (File no. 001-16467).

10.3†	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006 (File no. 001-16467).

10.4†	Amendment No. 1 to the Company’s 2006 Stock Incentive Plan, dated May 9, 2007, incorporated by reference to Exhibit 10.101 to the Company’s Current Report on Form 8-K filed May 15, 2007 (File no. 001-16467).

10.5†	Amendment No. 2 to the Company’s 2006 Stock Incentive Plan, effective as of June 5, 2009, incorporated by reference Exhibit 10.115 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009 (File no. 001-16467).

10.6†	Amendment No. 3 to the Company’s 2006 Stock Incentive Plan, effective May 19, 2010, incorporated by reference to Exhibit 10.118 to the Company’s Current Report on Form 8-K filed May 24, 2010 (File no. 001-16467).

10.7	Patent License Agreement between the Company and the University of Alberta, dated as of May 9, 2007, incorporated by reference to Exhibit 10.105 to the Company’s Annual Report on Form 10-K filed March 17, 2008 (File no. 001-16467). (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.8	Securities Purchase Agreement, dated July 29, 2009, by and between the Company and the Investors, including a form of Registration Rights Agreement attached as Exhibit B thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to Exhibit 10.114 to the Company’s Current Report on Form 8-K filed July 30, 2009 (File no. 001-16467).

10.9	Asset Purchase Agreement, dated March 15, 2011, by and between the Company and Biovail Laboratories International SRL, incorporated by reference to Exhibit 10.122 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2011 (File no. 001-16467). (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.10	Patent Assignment and Option and Amended and Restated Agreement, dated June 10, 2011, between the Company and Les Laboratoires Servier, incorporated by reference to Exhibit 10.125 to the Company’s Quarterly Report on Form 10-Q filed August 18, 2011 (File no. 001-16467). (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

10.11	Securities Purchase Agreement, dated January 15, 2010, by and between the Company and Samyang Optics Co., Ltd., including a form of Convertible Promissory Note attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit B thereto, incorporated by reference to Exhibit 10.116 to the Company’s Current Report on Form 8-K filed January 21, 2010 (File no. 001-16467).

10.12	Securities Purchase Agreement, dated October 20, 2011, by and between the Company and Samyang Value Partners Co., Ltd., including the Common Stock Purchase Warrant attached as Exhibit A thereto, incorporated by reference to Exhibit 10.127 to the Company’s Annual Report on Form 10-K filed March 30, 2012 (File no. 001-16467).

10.13	Securities Purchase Agreement, dated June 25, 2012, by and between the Company and Samyang Optics Co., Ltd., including a form of Secured Promissory Note attached as Exhibit A thereto, a form of Common Stock Purchase Warrant attached as Exhibit B thereto, and a form of Patent Security Agreement attached as Exhibit C thereto, incorporated by reference to Exhibit 10.129 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2012 (File no. 001-16467).

10.14	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File no. 001-16467).

10.15†	Cortex Pharmaceuticals, Inc. 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan, established March 14, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File no. 001-16467).

10.16	Exclusive License Agreement, dated as of June 27, 2014, by and between the Board of Trustees of the University of Illinois, a body corporate and politic of the State of Illinois, and Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2014 (File no. 001-16467).

10.17	Standard Agreement for Submitting Compounds for Preclinical Pharmacological, Pharmacokinetic and Toxicological Evaluation, dated October 19, 2015, by and between the National Institute on Drug Abuse (hereinafter referred to as “NIDA”), a component of the National Institutes of Health (NIH); and Cortex Pharmaceuticals, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 19, 2016 (File no. 001-16467).

10.18†	Form of Non-Statutory Stock Option Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2014 (File no. 001-16467).

10.19†	Form of Incentive Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2014 (File no. 001-16467).

10.20†	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2014 (File no. 001-16467).

10.21	Release Agreement, dated September 2, 2014, between the Company and the Institute for the Study of Aging Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2014 (File no. 001-16467).

10.22	Form of Convertible Note and Warrant Agreement, including a form of 10% Convertible Note due September 15, 2012 attached as Exhibit A thereto and a Form of Warrant to Purchase Common Stock attached as Exhibit B thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2014 (File no. 001-16467).

10.23	Demand Promissory Note, dated June 16, 2015, held by Arnold S. Lippa on behalf of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2015 (File no. 001-16467).

10.24	Form of Demand Promissory Note, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2016 (File no. 001-16467).

10.25	Form of Warrant to Purchase Common Stock, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2016 (File no. 001-16467).

10.26†	2015 Stock and Stock Option Plan, dated June 30, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2015 (File no. 001-16467).

10.27†	Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2016 (File no. 001-16467).

10.28†	First Amendment of Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017 (File no. 001-16467).

10.29†	Form of Non-Statutory Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 8, 2015 (File no. 001-16467).

10.30†	Employment Agreement, dated August 18, 2015, between the Company and James S. J. Manuso, incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 19, 2015 (File no. 001-16467).

10.31†	Employment Agreement, dated August 18, 2015, between the Company and Arnold S. Lippa, incorporated by reference to Exhibit 10.3 to Form 8-K filed on August 19, 2015 (File no. 001-16467).

10.32†	Employment Agreement, dated August 18, 2015, between the Company and Robert N. Weingarten, incorporated by reference to Exhibit 10.4 to Form 8-K filed on August 19, 2015 (File no. 001-16467).

10.33†	Employment Agreement, dated August 18, 2015, between the Company and Jeff E. Margolis, incorporated by reference to Exhibit 10.5 to Form 8-K filed on August 19, 2015 (File no. 001-16467).

10.34	Form of Second Amended and Restated Common Stock and Warrant Purchase Agreement, including a Form of Warrant to Purchase Common Stock attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 31, 2015 (File no. 001-16467).

10.35	Form of Common Stock and Warrant Purchase Agreement, including a Form of Warrant to Purchase Common Stock attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2016 (File no. 001-16467).

10.36	Form of Common Stock and Warrant Purchase Agreement, including a Form of Warrant to Purchase Common Stock attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2017 (File no. 001-16467).

10.37	Form of Common Stock and Warrant Purchase Agreement, including a Form of Warrant to Purchase Common Stock attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2017 (File no. 001-16467).

10.38	Form of Exchange Agreement, including a Form of New Warrant attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2016 (File no. 001-16467).

10.39	Form of Exchange Agreement incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2016 (File no. 001-16467).

10.40	Form of Purchase Agreement (including a Form of Warrant) incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 5, 2017 (File no. 001-16467)

10.41	Form of Purchase Agreement (including a Form of Warrant) incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 3, 2017 (File no. 001-16467)

10.42†	Amendment No. One of the Employment Agreement of Jeff E. Margolis, effective July 1, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 20, 2017 (File no. 001-16467)

10.43	Form of Purchase Agreement (including a Form of Warrant) incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 30, 2017 (File no. 001-16467)

10.44	Form of Purchase Agreement (including a Form of Warrant) incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 3, 2017 (File no. 001-16467)

10.45†	Second Amendment of the Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 14, 2017 (File no. 001-16467)

10.46	Form of Demand Promissory Note incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 11, 2018.

10.47	Form of Note Exchange Agreement, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 6, 2018.

10.48	Form of Purchase Agreement (including a Form of Warrant), incorporated by reference to the Company’s Current Report on Form 8-K filed on September 12, 2018 (File no. 1-16467).

10.49	Development and Supply Agreement, dated September 4, 2018, between the Company and Noramco, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 16, 2018.

10.50	Form of Convertible Promissory Note (including a Form of Warrant), incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2018 (File no. 1-16467).

10.51	Form of Convertible Promissory Note (including the Form of Warrant), incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed March 5, 2019.

10.52	Securities Purchase Agreement, dated April 24, 2019, between RespireRx Pharmaceuticals Inc. and Power Up Lending Group Ltd., incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 30, 2019.

10.53	Convertible Promissory Note, dated April 24, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 30, 2019.

10.54	Securities Purchase Agreement, dated May 17, 2019, between RespireRx Pharmaceuticals Inc. and Crown Bridge Partners, LLC, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 23, 2019.

10.55	Convertible Promissory Note, dated May 17, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 23, 2019.

10.56	Common Stock Purchase Warrant, dated May 17, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 23, 2019.

10.57	Securities Purchase Agreement, dated August 19, 2019, between RespireRx Pharmaceuticals Inc. and FirstFire Global Opportunities Fund, LLC, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed August 27, 2019.

10.58	Convertible Promissory Note, dated August 19, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed August 27, 2019.

10.59	Common Stock Purchase Warrant, dated August 19, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed August 27, 2019.

10.60	Settlement Agreement and Release, dated August 21, 2019, between RespireRx Pharmaceuticals Inc. and Salamandra, LLC, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed August 27, 2019.

10.61	Securities Purchase Agreement, dated October 22, 2019, between RespireRx Pharmaceuticals Inc. and EMA Financial, LLC, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed October 28, 2019.

10.62	10% Convertible Note, dated October 22, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed October 28, 2019.

10.63	Common Stock Purchase Warrant, dated October 22, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed October 28, 2019.

10.64	Securities Purchase Agreement, dated November 4, 2019, between RespireRx Pharmaceuticals Inc. and Odyssey Funding, LLC, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed November 5, 2019.

10.65	RespireRx Pharmaceuticals Inc. 10% Convertible Redeemable Note due November 4, 2020, dated November 4, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed November 5, 2019.

10.66	First Amendment to Settlement Agreement and Release, dated as of December 16, 2019, between RespireRx Pharmaceuticals Inc. and Salamandra, LLC, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed December 18, 2019.

10.67	Company Option Agreement, dated as of March 2, 2020, by and between the UWM Research Foundation, Inc. and RespireRx Pharmaceuticals Inc. (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed March 4, 2020).

10.68	Form of Exchange Agreement (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed March 26, 2020).

10.69	Securities Purchase Agreement, dated April 15, 2020, between RespireRx Pharmaceuticals Inc. and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 21, 2020).

10.70	Convertible Promissory Note, dated April 15, 2020, in favor of Power Up Lending Group Ltd. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 21, 2020).

10.71	Securities Purchase Agreement, dated June 7, 2020, between RespireRx Pharmaceuticals Inc. and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on June 11, 2020).

10.72	Convertible Promissory Note, dated June 7, 2020, in favor of Power Up Lending Group Ltd. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on June 11, 2020).

10.73†	Employment Agreement, dated May 6, 2020, between RespireRx Pharmaceuticals Inc. and Timothy Jones (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 6, 2020).

10.74†	Amendment No. 1 to Employment Agreement of Timothy Jones, effective July 31, 2020 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.75†	Fourth Amendment of Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan (incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 6, 2020).

10.76†	Fifth Amendment of Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan (incorporated by reference to Exhibit 99.14 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.77	Securities Purchase Agreement, dated July 2, 2020, between RespireRx Pharmaceuticals Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 7, 2020).

10.78	Convertible Promissory Note, dated July 2, 2020, in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 7, 2020).

10.79	Common Stock Purchase Warrant, dated July 2, 2020, in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 7, 2020).

10.80†	Exchange Agreement, dated July 13, 2020, between RespireRx Pharmaceuticals Inc. and Jeff Eliot Margolis (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 13, 2020).

10.81†	Exchange Agreement, dated July 13, 2020, between RespireRx Pharmaceuticals Inc. and Arnold S. Lippa (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 13, 2020).

10.82	Equity Purchase Agreement, dated July 28, 2020, between RespireRx Pharmaceuticals Inc. and White Lion Capital, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.83	Registration Rights Agreement, dated July 28, 2020, between RespireRx Pharmaceuticals Inc. and White Lion Capital, LLC (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.84	8% Fixed Promissory Note, dated July 28, 2020 in favor of White Lion Capital, LLC (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.85	Amendment No. 1 to 8% Fixed Promissory Note in favor of White Lion Capital, LLC, dated September 30, 2020 (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 5, 2020).

10.86†	Amendment No. 1 to Employment Agreement of Timothy Jones, effective July 31, 2020 (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.87†	Fifth Amendment of Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan (incorporated by reference to Exhibit 99.14 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.88	Patent License Agreement, dated as of August 1, 2020, between RespireRx Pharmaceuticals Inc. and the University of Wisconsin-Milwaukee Research Foundation, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 4, 2020).

10.89	Securities Purchase Agreement, dated July 30, 2020, between RespireRx Pharmaceuticals Inc. and EMA Financial, LLC (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 4, 2020).

10.90	10% Convertible Note, dated July 30, 2020, in favor of EMA Financial, LLC (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 4, 2020).

10.91	Common Stock Purchase Warrant, dated July 30, 2020, in favor of EMA Financial, LLC (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 4, 2020).

10.92†	Exchange Agreement, dated September 30, 2020, between RespireRx Pharmaceuticals Inc. and Timothy Jones (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 5, 2020).

10.93†	Exchange Agreement, dated September 30, 2020, between RespireRx Pharmaceuticals Inc. and Jeff Eliot Margolis (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 5, 2020).

10.94†	Exchange Agreement, dated September 30, 2020, between RespireRx Pharmaceuticals Inc. and Arnold S. Lippa (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 5, 2020).

10.95†	Exchange Agreement, dated September 30, 2020, between RespireRx Pharmaceuticals Inc. and Marc Radin PC (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 5, 2020).

10.96†	Exchange Agreement, dated September 30, 2020, between RespireRx Pharmaceuticals Inc. and Patent Network Law Group (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 5, 2020).

21**	Subsidiaries of the Registrant.

23.1**	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.

24**	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K).

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.
**	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPIRERX PHARMACEUTICALS INC.

Date: April 15, 2021	By:	/s/ Timothy L. Jones
Timothy L. Jones
President, Chief Executive Officer, and Director

We, the undersigned directors and officers of RespireRx Pharmaceuticals Inc., do hereby constitute and appoint each of Timothy L. Jones., and Jeff E. Margolis as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy Jones	President, Chief Executive Officer and Director	April 15, 2021
Timothy Jones

/s/ Jeff E. Margolis	Senior Vice President, Chief Financial Officer, Treasurer, Secretary,	April 15, 2021
Jeff E. Margolis	and Director

/s/ Arnold S. Lippa, Ph.D.	Chief Scientific Officer and Executive Chairman of the Board	April 15, 2021
Arnold S. Lippa, Ph.D.

/s/ Kathryn MacFarlane	Director	April 15, 2021
Kathryn MacFarlane

