Form 10-Q
period 2021-03-31
RespireRx Pharmaceuticals Inc.
filed 2021-05-24
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes [  ] No [X]

As of May 19, 2021, the Company had 89,496,596, shares of common stock, $0.001 par value, issued and outstanding.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

In this Quarterly Report on Form 10-Q, the terms “RespireRx,” the “Company,” “we,” “us” and “our” refer to RespireRx Pharmaceuticals Inc. a Delaware corporation, and, unless the context indicates otherwise, its consolidated subsidiaries.

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

These factors include but are not limited to, regulatory policies or changes thereto, available cash, research and development results, issuance of patents, competition from other similar businesses, interest of third parties in collaborations with us, and market and general economic factors, and other risk factors disclosed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on April 15, 2021 (the “2020 Form 10-K”).

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

We caution investors not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in the 2020 Form 10-K and in this report, as well as others that we may consider immaterial or do not anticipate at this time. These forward-looking statements are based on assumptions regarding the Company’s business and technology, which involve judgments with respect to, among other things, future scientific, economic, regulatory and competitive conditions, collaborations with third parties, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties, including those described in the 2020 Form 10-K and in this report. These risks and uncertainties are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.

For more information about the risks and uncertainties the Company faces, see “Item 1A. Risk Factors” in our 2020 Form 10-K. Forward-looking statements speak only as of the date they are made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments. We advise investors to consult any further disclosures we may make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K that we file with or furnish to the SEC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$5,347	$825
Deferred financing costs	-	52,609
Prepaid expenses	100,280	31,653

Total current assets	105,627	85,087

Total assets	$105,627	$85,087

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including amounts owed to related parties	$5,066,983	$4,923,947
Accrued compensation and related expenses	1,934,109	1,540,809
Convertible notes payable, including accrued interest of $82,512 and $85,693 at March 31, 2021 and December 31, 2020, respectively, which includes accrued interest to related parties (Note 4)	224,043	414,860
Note payable to SY Corporation, including accrued interest of $423,214 and $411,385 at March 31, 2021 and December 31, 2020, respectively (payment obligation currently in default – Note 4)	846,652	864,551
Notes payable to officer, including accrued interest (Note 4)	211,101	213,067
Notes payable to former officer, including accrued interest (Note 4)	191,165	185,565
Other short-term notes payable	86,192	4,608

Total current liabilities	8,560,245	8,148,407

Commitments and contingencies (Note 8)

Stockholders’ deficiency: (Note 6)
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 1 common share issuable upon conversion at 0.000030 common shares per Series B share	21,703	21,703
Common stock, $0.001 par value; shares authorized: 2,000,000,000; shares issued and outstanding: 89,496,596 at March 31, 2021 and 71,271,095 at December 31, 2020, respectively (Note 2 and Note 6)	89,497	71,271
Additional paid-in capital	163,094,727	162,654,002
Accumulated deficit	(171,660,545)	(170,810,296)

Total stockholders’ deficiency	(8,454,618)	(8,063,320)

Total liabilities and stockholders’ deficiency	$105,627	$85,087

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-months Ended March 31,
	2021	2020

Operating expenses:
General and administrative, including related parties	$645,376	$365,280
Research and development, including related parties	154,764	155,290

Total operating costs and expenses	$800,140	$520,570

Loss from operations	(800,140)	(520,570)
Loss on extinguishment of debt in exchange for equity	-	(323,996)
Interest expense, including related parties	(79,470)	(140,710)
Foreign currency transaction gain	29,361	38,558

Net loss attributable to common stockholders	$(850,249)	$(946,718)

Net loss per common share - basic and diluted	$(0.01)	$(1.42)

Weighted average common shares outstanding - basic and diluted	78,148,365	668,660

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three-months Ended March 31, 2021

	Series B
	Convertible
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance, December 31, 2020	37,500	$21,703	71,271,095	$71,271	$162,654,002	$(170,810,296)	$(8,063,320)
Sale of common stock	-	-	3,600,000	3,600	113,699	-	117,299
Costs of stock issuance	-	-		-	(52,609)	-	(52,609)
Issuance of note commitment shares and beneficial conversion feature	-	-	2,000,000	2,000	95,500	-	97,500
Issuance of common stock upon conversion of convertible notes	-	-	12,625,557	12,626	239,885	-	252,511
Stock -based compensation	-	-	-	-	44,250		44,250
Deferred financing costs	-	-	-	-	(52,609)	-	(52,609)
Adjustment due to reverse stock split	-	-	(56)	-	-	-	-
Net loss						(850,249)	(850,249)
Balance, March 31, 2021	37,500	$21,703	89,496,596	$89,497	$163,094,727	$(171,660,545)	$(8,454,618)

Three-months Ended March 31, 2020

	Series B
	Convertible
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance, December 31, 2019	37,500	$21,703	417,507	$418	$159,042,145	$(166,509,085)	$(7,444,819)
Issuances of common stock	-	-	2,951,878	2,952	937,166	-	940,118
Net loss						(946,718)	(946,718)
Balance, March 31, 2020	37,500	$21,703	2,956,053	$3,370	$159,979,311	$(167,455,803)	$(7,451,419)

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(850,249)	$(946,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on extinguishment of debt	-	323,996
Amortization of original issue discount to interest expense	10,443	102,806
Amortization of capitalized note costs and debt discounts	39,423	-
Stock-based compensation included in -
General and administrative expenses	28,000	-
Research and development expenses	16,250	-
Foreign currency transaction (gain) loss	(29,361)	(38,558)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	(68,627)	(71,390)
Fees paid with shares of Common Stock	4,000	-
Increase (decrease) in -
Accounts payable and accrued expenses	143,036	313,097
Accrued compensation and related expenses	393,300	190,784
Accrued interest payable	26,924	108,124
Net cash used in operating activities	(286,861)	(17,859)

Cash flows from financing activities:
Proceeds from convertible note financing, net of note costs and original issue discount	97,500	1,250
Borrowings on short-term notes payable	81,584	-
Proceeds from sale of Common Stock	117,299	-
Repayment of officer advance	(5,000)	-
Net cash provided by financing activities	291,383	1,250

Cash and cash equivalents:
Net increase/(decrease)	4,522	(16,609)
Balance at beginning of period	825	16,690
Balance at end of period	$5,347	$81

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Three-months Ended March 31,
	2021	2020

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$410	$-
Income taxes	$-	$-

Non-cash financing activities:
Amortization of deferred financing costs	$52,609	$-
Debt discounts established for convertible debt	$97,500	$-
Issuance of common stock in exchange for extinguishment of convertible notes payable	$252,511	$634,118
Issuance of common stock as commitment for convertible note	$100,000	$306,000

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

Basis of Presentation

The condensed consolidated financial statements are of RespireRx and its wholly-owned subsidiary, Pier (collectively referred to herein as the “Company,” “we” or “our,” unless the context indicates otherwise). The condensed consolidated financial statements of the Company at March 31, 2021 and for the three-months ended March 31, 2021 and 2020, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the condensed consolidated financial position of the Company as of March 31, 2021, the results of its condensed consolidated operations for the three-months ended March 31, 2021 and 2020, changes in its condensed consolidated statements of stockholders’ deficiency for the three-months ended March 31, 2021 and 2020 and its condensed consolidated cash flows for the three-months ended March 31, 2021 and 2020. Condensed consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2020 has been derived from the Company’s audited consolidated financial statements at such date. For comparative purposes, certain 2020 and 2019 amounts, including, but not limited to, share and per share amounts, par value and additional paid-in capital have been adjusted to a post-reverse stock split basis which occurred on January 5, 2021.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and other information included in the Company’s 2020 Form 10-K.

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

For this reason, the Company has implemented an internal restructuring plan through which our two drug platforms have been reorganized into separate business units and may in the future be organized into subsidiaries of RespireRx. We believe that by creating one or more subsidiaries to further the aims of ResolutionRx and EndeavourRx, it may be possible, through separate finance channels, to optimize the asset values of each. We are also planning to commence a securities offering by the Company pursuant to Regulation A under the Securities Act by filing a Form 1-A.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $850,249 for the three-months ended March 31, 2021 and $4,301,211 for the fiscal year ended December 31, 2020, as well as negative operating cash flows of $286,861 for the three-months ended March 31, 2021 and $513,001 for the fiscal year ended December 31, 2020. The Company also had a stockholders’ deficiency of $8,454,618 at March 31, 2021 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2020, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

3. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements are prepared in accordance with GAAP and include the financial statements of RespireRx and its wholly-owned subsidiary, Pier. Intercompany balances and transactions have been eliminated in consolidation.

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

Reverse Stock Split on January 5, 2021

On January 5, 2021, the Company effected a ten to one reverse-stock split of its common stock. Every ten shares of the “old” common stock was exchanged for one “new” share of common stock rounded down to the nearest whole share with any fractional shares of common stock paid to the stockholder in cash. Option and warrant issuances prior to January 5, 2021 have also been proportionately adjusted by dividing the number of shares into which such options and warrants may exercise by ten and multiplying the exercise price by ten. The effect of the reverse-stock split has been reflected retroactively in the Company’s consolidated financial statements as of December 31, 2020 and any interim periods in 2020. Certain amount with respect to 2019 that appear in these condensed consolidated financial statements have also been reflected on a post reverse-stock split basis.

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

The carrying amounts of financial instruments (consisting of cash, cash equivalents, and accounts payable and accrued expenses) are considered by the Company to be representative of the respective values of these instruments due to the short-term nature of those instruments. With respect to the note payable to SY Corporation Co., Ltd. (“SY Corporation”) and the convertible notes payable, management does not believe that the credit markets have materially changed for these types of borrowings since the original borrowing date. The Company considers the carrying amounts of the notes payable to officers, inclusive of accrued interest, to be representative of the respective values of such instruments due to the short-term nature of those instruments and their terms.

Deferred Financing Costs

Costs incurred in connection with ongoing debt and equity financings, including legal fees, are deferred until the related financing is either completed or abandoned.

Costs related to abandoned debt or equity financings are charged to operations in the period of abandonment. Costs related to completed equity financings are netted against the proceeds.

Debt Issuance Costs

The Company presents debt issuance costs related to debt obligations in its consolidated balance sheet as a direct deduction from the carrying amount of that debt obligation, consistent with the presentation for debt discounts.

Convertible Notes Payable

Convertible notes are evaluated to determine if they should be recorded at amortized cost. To the extent that there are associated warrants, commitment shares of Common Stock or a beneficial conversion feature, the convertible notes and equity or equity-linked securities are evaluated to determine if there are embedded derivatives to be identified, bifurcated and valued in connection with and at the time of such financing.

Extinguishment of Debt and Settlement of Liabilities

The Company accounts for the extinguishment of debt and settlement of liabilities by comparing the carrying value of the debt or liability to the value of consideration paid or assets given up and recognizing a loss or gain in the condensed consolidated statement of operations in the amount of the difference in the period in which such transaction occurs. See Note 4. Notes Payable.

Prepaid Insurance

Prepaid insurance represents the premium paid in March 2021 for directors and officers insurance. The amounts of prepaid insurance amortizable in the ensuing twelve-month period are recorded as prepaid insurance in the Company’s consolidated balance sheet at each reporting date and amortized to the Company’s consolidated statement of operations for each reporting period.

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

Stock grants and stock options, which are sometimes subject to time-based vesting, are measured at the grant date fair value and charged to operations ratably over the vesting period.

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

Stock and stock option grants and warrants issued to non-employees as compensation for services to be provided to the Company or in settlement of debt are accounted for based upon the fair value of the services provided or the estimated fair value of the stock option or warrant, whichever can be more clearly determined. Management uses the Black-Scholes option-pricing model to determine the fair value of the stock options and warrants issued by the Company. The Company recognizes this expense over the period in which the services are provided.

There were no stock or stock option grants during the three-months ended March 31, 2021.

The Company recognizes the amortized value of stock-based payments in general and administrative costs and in research and development costs, as appropriate, in the Company’s condensed consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option and warrant exercises. There were no stock options exercised during the three-months ended March 31, 2021 and 2020, respectively.

There were no warrants issued as compensation or for services during the three-months ended March 31, 2021 and 2020. Warrants, if issued for services, are typically issued to placement agents or brokers for fund raising services, or to lenders, and are not issued from any of the Company’s stock and option plans, from which options issued to non-employees for services are typically issued.

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

As of March 31, 2021, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

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

Research and Development

Research and development costs include compensation paid to management directing the Company’s research and development activities, including but not limited to compensation paid to our Chief Scientific Officer who is also our Executive Chairman, and fees paid to consultants and outside service providers and organizations (including research institutes at universities), and other expenses relating to the acquisition, design, development and clinical testing of the Company’s treatments and product candidates.

License Agreements

Obligations incurred with respect to mandatory payments provided for in license agreements are recognized ratably over the appropriate term, as specified in the underlying license agreement, and are recorded as liabilities in the Company’s condensed consolidated balance sheet, with a corresponding charge to research and development costs in the Company’s condensed consolidated statement of operations. Obligations incurred with respect to milestone payments provided for in license agreements are recognized when it is probable that such milestone will be reached and are recorded as liabilities in the Company’s condensed consolidated balance sheet, with a corresponding charge to research and development expenses in the Company’s condensed consolidated statement of operations.

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

At March 31, 2021 and 2020 the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2021	2020
Series B convertible preferred stock	1	1
Convertible notes payable	6,674,704	12,653,757
Common stock warrants	28,800,757	219,104
Common stock options	7,112,907	428,607
Total	42,588,369	13,301,469

Reclassifications

Certain comparative figures in 2020 have been reclassified to conform to the current quarter’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

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

4. Notes Payable

Convertible Notes Payable

The Company periodically issues convertible notes with similar characteristics. As described in the table below, during the three-months ended March 31, 2021, there were four such notes outstanding, two of which were satisfied in full by conversion of both principal and interest and one of which was satisfied in part, principal only, during that period. These notes all have or had a fixed conversion price of $0.02 per share of Common Stock, subject to adjustment in certain circumstances. All notes had an annual interest rate of 10% which was guaranteed in full. The convertible notes had an original issue discount (“OID”), debt issuance costs (“DIC”) that were capitalized by the Company, a warrant (“WT”) or commitment shares (“CS”) and in two cases a beneficial conversion feature (“BCF”), The OID, CN, WTs, CSs and BCF allocated values are amortized over the life of the notes to interest expense. All notes mature or matured nine to fifteen months from their issuance date. All notes were prepayable by the Company during the first six months, subject to prepayment premiums that range from 110% to 115% of the maturity amount plus accrued interest. If not earlier paid, the notes were convertible by the holder into the Company’s Common Stock. Two of the notes were paid before maturity.

The table below summarizes the convertible notes outstanding as of March 31, 2021 and the repayments by conversion during the three-months ended March 31, 2021:

Inception Date	Maturity date	Original Principal Amount	Interest rate	Original aggregate DIC, OID, Wts, CS and BCF	Cumulative amortization of DIC, OID, Wts, CS and BCF	Accrued coupon interest		Repayment by conversion		Balance sheet carrying amount at March 31, 2021 inclusive of accrued interest

July 2, 2020	April 2, 2021	$137,500	10.00%	$(44,423)	$44,423		$6,875		$(144,375)		$—
July 28, 2020	July 28, 2021	$40,000	10.00%	$—	$—		$$2,069		$(25,000)		$17,069
July 30, 2020	October 30, 2021	$75,000	10.00%	$(27,778)	$27,778		$4,136		$(79,136)		$—
February 17, 2021	November 17, 2021	$112,000	10.00%	$(112,000)	$16,531		$1,654		$—		$18,185
						$		$		$
Total		$364,500		$(184,201)	$88,732		$14,734		$(248,511)		$35,254

In addition to what appears in the table above, there is outstanding accrued interest of $2,747 from a prior floating rate convertible note that has not been paid in cash or by conversion as of March 31, 2021.

On December 31, 2018 and January 2, 2019, the Company issued convertible notes to a single investor totaling $35,000 of maturity amount with accrued interest of $8,214 as of March 31, 2021. The number of shares of common stock (or preferred stock) into which these notes may convert is not determinable. The warrants to purchase 19,000 shares of common stock issued in connection with the sale of these notes and other convertible notes issued December 2018 and March 2019 are exercisable at a fixed price of $15.00 per share of common stock, provide no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events and expire on December 30, 2023.

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

The remaining outstanding Original Convertible Notes (including those for which default notices have been received) consist of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Principal amount of notes payable	$75,000	$75,000
Accrued interest payable	67,787	64,357
	$142,787	$139,357

As of March 31, 2021, principal and accrued interest on the Original Convertible Note that is subject to a default notice accrues annual interest at 12% instead of 10%, totaled $49,899, of which $24,899 was accrued interest. As of December 31, 2020, principal and accrued interest on Original Convertible Notes subject to default notices totaled $48,700 of which $23,700 was accrued interest.

As of March 31, 2021 all of the outstanding Original Convertible Notes, inclusive of accrued interest, were convertible into an aggregate of 1,255 shares of the Company’s common stock. Such Original Convertible Notes will continue to accrue interest until exchanged, paid or otherwise discharged. There can be no assurance that any of the additional holders of the remaining Original Convertible Notes will exchange their Original Convertible Notes.

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars as of that date) from and executed a secured note payable to SY Corporation Co., Ltd., (“SY Corporation”). The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in default, although SY Corporation has not issued a notice of default or a demand for repayment. Management believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the three-months ended March 31, 2021, there were no further communications between the Company and SY Corporation.

The promissory note is secured by collateral that represents a lien on certain patents owned by the Company, dating back to January, August and September 2007, including composition of matter patents for certain of the Company’s high impact ampakine compounds and the low impact ampakine compounds CX2007 and CX2076, and other related compounds that the Company is no longer developing and where patent rights date back to January, August and September 2007. The security interest does not extend to the Company’s patents for its ampakine compounds CX1739 and CX1942 or certain related method of use patents.

The note payable to SY Corporation consists of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	423,214	411,384
Foreign currency transaction adjustment	23,664	53,393
	$846,652	$864,551

Interest expense with respect to this promissory note was $11,829 and $11,960 for the three-months ended March 31, 2021 and 2020, respectively.

Notes Payable to Officers and Former Officers

For the three-months ended March 31, 2021 and 2020, $3,034 and $2,816 was charged to interest expense with respect to Dr. Arnold S. Lippa’s notes, respectively.

For the three-months ended March 31, 2021 and 2020, $4,600 and $4,212 was charged to interest expense with respect to Dr. James S. Manuso’s notes, respectively.

As of September 30, 2018, Dr. James S. Manuso resigned as executive officer in all capacities and as a member of the board of directors of RespireRx (the “Board of Directors”).

Other Short-Term Notes Payable

Other short-term notes payable at March 31, 2021 and December 31, 2020 consisted of premium financing agreements with respect to various insurance policies. At March 31, 2021, a premium financing agreement was payable in the initial amount of $81,672 (after payment of a deposit of $20,347), with interest at 11% per annum, in eight monthly installments of $10,635. In addition, there is $2,317 of short term financing of office and clinical trials insurance premiums. At March 31, 2021 and December 31, 2020, the aggregate amount of the short-term notes payable was $86,192 and $4,608 respectively.

5. Settlement and Payment Agreements

On February 21, 2020, Sharp Clinical Services, Inc. (“Sharp”), a vendor of the Company, filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County related to a December 16, 2019 demand for payment of past due invoices inclusive of late fees totaling $103,890 of which $3,631 related to late fees, seeking $100,259 plus 1.5% interest per month on outstanding unpaid invoices. On May 29, 2020, a default was entered against the Company, and on September 4, 2020, a final judgment by default was entered against the Company in the amount of $104,217. The Company has recorded a liability to Sharp of $103,859 as of March 31, 2021.

By letter dated February 5, 2016, the Company received a demand from a law firm representing Salamandra, LLC (“Salamandra”) alleging an amount due and owing for unpaid services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded Salamandra the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted Salamandra attorneys’ fees and costs of $47,937. All such amounts have been accrued as of March 31, 2021 and December 31, 2029, including accrued interest at 4.5% annually from February 26, 2018, the date of the judgment, through March 31, 2021, totaling $26,031.

On February 23, 2021, our bank received two New Jersey Superior Court Levies totaling $320,911 related to amounts owed to Sharp and Salamandra which amounts were not in dispute. The bank debited our accounts and restricted access to those accounts pursuant to the liens placed on the accounts. Our accounts were debited for $1,559 on February 23, 2021, which represented all of the cash in our accounts on that date.

On March 3, 2021, we executed a settlement agreement with Sharp (the “Sharp Settlement Agreement”). The Sharp Settlement Agreement calls for a payment schedule of ten $10,000 payments due on April 1, 2021 every other month thereafter and permits early settlement at $75,000 if the Company pays Sharp that lower total by August 1, 2021. The first $10,000 payment which was due on April 1, 2021, was paid on March 23, 2021. On March 9, 2021, Sharp requested of the Bergen (NJ) County Sheriff, the return of the Writ of Execution which resulted in a release of the lien in favor of Sharp.

The Company had previously entered into a settlement agreement with Salamandra that is no longer in effect. RespireRx has approached Salamandra seeking to negotiate a new settlement agreement. The Salamandra lien with respect to that bank is still in effect.

The due date of the $100,000 annual amount payable to the University of Illinois that was originally due on December 31, 2020 pursuant to the 2014 License Agreement was extended to April 19, 2021 and was paid in full on April 1, 2021.

By email dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and payable for investment banking services rendered. Such amount has been included in accrued expenses at March 31, 2021 and December 31, 2020.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s consolidated financial statements as of March 31, 2021 and December 31, 2020 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

6. Stockholders’ Deficiency

Preferred Stock

RespireRx has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2021 and December 31, 2020, 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”).

Series B Preferred Stock outstanding as of March 31, 2021 and 2020 consisted of 37,500 shares issued in a May 1991 private placement. The shares of Series B Preferred Stock are convertible into 1 share of common stock. RespireRx may redeem the Series B Preferred Stock for $25,001 at any time upon 30 days prior notice.

Although other series of preferred stock have been designated, no other shares of preferred stock are outstanding. As of March 31, 2021 and December 31, 2020, 3,504,424.1552578 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

Common Stock

RespireRx has authorized 2,000,000,000 (2 billion) shares of Common Stock, par value $0.001 (“Common Stock”). There are 89,496,596 shares of the Company’s Common Stock outstanding as of March 31, 2021. After reserving for conversions of convertible debt and convertible preferred stock, as well as exercises of common stock purchase options (granted and available for grant within the 2014 and 2015 stock and stock option plans) and warrants and the issuance of Pier contingent shares and before accounting for incremental contract excess reserves, there were 1,859,151,502 shares of the Company’s Common Stock available for future issuances as of March 31, 2021. After accounting for incremental excess reserves contractually required by the various convertible notes and certain warrants, there were 1,817,007,866, shares of common stock available for future issuances as of March 31, 2021. No warrants or options were exercised after March 31, 2021. See Note 9. Subsequent Events in the notes to our condensed consolidated financial statements as of March 31, 2021.

Common Stock Warrants

Information with respect to the issuance and exercise of common stock purchase warrants in connection with the Convertible Note Payable and Warrant Purchase Agreement, and Notes Payable to Officers, is provided at Note 4.

A summary of warrant activity for the three-months ended March 31, 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2020	28,809,352	$0.1528	2.64
Issued	-	-
Expired	(8,595)	79.3000
Warrants outstanding at March 31, 2021	28,800,757	$0.1292	2.39

Warrants exercisable at March 31, 2020	219,104	18.711	2.40
Warrants exercisable at March 31, 2021	28,800,757	$0.1292	2.39

The exercise prices of common stock warrants outstanding and exercisable are as follows at March 31, 2021:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.016	2,212,500	2,212,500	May 17, 2022
$0.070	26,439,926	26,439,926	September 30, 2023
$11.00 -27.50	148,331	148,331	December 31, 2021-December 30, 2023
	28,800,757	28,800,757

Based on a value of $0.045 per share on March 31, 2021, there were 2,212,500 exercisable in-the-money common stock warrants as of March 31, 2021.

A summary of warrant activity for the three-months ended March 31, 2020 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2019	219,104	$18.7109
Issued	-	-
Expired	-	-
Warrants outstanding at March 31, 2020	219,104	$18.7109	2.40

Warrants exercisable at March 31, 2020	219,104	$18.7109	2.40

The exercise prices of common stock warrants outstanding and exercisable at March 31, 2020 ranged from $5.00 to $79.30 with respect to warrants exercisable into an aggregate of 219,104 shares which warrants expired or will expire between February 28, 2021 and October 22, 2024.

Based on a value of $0.115 per share on March 31, 2020, there were no exercisable in-the-money common stock warrants as of March 31, 2020.

Stock Options

On March 18, 2014, the stockholders of RespireRx holding a majority of the votes to be cast on the issue approved the adoption of RespireRx’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan (the “2014 Plan”), which had been previously adopted by the Board of Directors, subject to stockholder approval. The Plan permits the grant of options and restricted stock in addition to stock appreciation rights and phantom stock, to directors, officers, employees, consultants and other service providers of the Company.

On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan (as amended, the “2015 Plan”). As of March 31, 2021, there are 8,756,559 shares available in the 2015 Plan. The Company has not and does not intend to present the 2015 Plan to stockholders for approval.

Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of stock-based compensation costs and fees is provided at Note 3.

A summary of stock option activity for the three-months ended March 31, 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2020	7,165,215	$1.96	4.98
Expired	(52,308)	73.78	-
Options outstanding at March 31, 2021	7,112,907	$1.43	4.38

Options exercisable at March 31, 2021	6,912,907	$1.47	4.38

The exercise prices of common stock options outstanding and exercisable were as follows at March 31, 2021:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.0540	1,700,000	1,500,000	September 30, 2025
$0.072	5,050,000	5,050,000	July 31, 2025
$7.00-$195.00	362,907	362,907	September 12, 2021 - December 9, 2027
	7,112,907	6,912,907

There was no deferred compensation expense for the outstanding and unvested stock options at March 31, 2021.

Based on a fair value of $0.045 per share on March 31, 2021, there were no exercisable in-the-money common stock options as of March 31, 2021.

Reserved and Unreserved Shares of Common Stock

As of March 31, 2021, there are 2,000,000,000 shares of Common Stock, par value $0.001 authorized, of which 89,496,596 are issued and outstanding. As of March 31, 2021, there were outstanding options to purchase 7,112,907 share of Common Stock and 6,325 and 8,704,251 shares available for issuance under the 2014 Plan and 2015 Plan respectively. There are 649 Pier contingent shares of Common Stock that may be issued under certain circumstances. As of March 31, 2021, there are 6,674,704 issuable upon conversion of convertible notes. As of March 31, 2021, there are 28,800,757 shares that may be issued upon exercise of outstanding warrants. As of March 31, 2021, the Series B Preferred Stock may convert into 1 share of Common Stock. Therefore, the Company is reserving 51,351,902 shares of Common Stock for future issuances with respect to conversions and exercises as well as for the Pier contingent shares. In addition, certain convertible notes and related warrants impose an additional contractual reserve requirement, above the number of shares into which such convertible notes and related warrants may convert or exercise respectively. Although the Company does not anticipate having to issue such shares, such incremental additional contractual reserves total 42,143,636 shares of Common Stock.

7. Related Party Transactions

Dr. Arnold S. Lippa and Jeff E. Margolis, officers and directors of RespireRx since March 22, 2013, have indirect ownership and managing membership interests in Aurora Capital LLC (“Aurora”) through interests held in its members, and Jeff. E. Margolis is also an officer of Aurora. Aurora is a boutique investment banking firm specializing in the life sciences sector that ceased its securities related activities in April 2021 and on May 5, 2021 filed to withdraw its membership with FINRA and its registration with the SEC. Although Aurora has not provided services to RespireRx during the three-months ended March 31, 2021 or the fiscal year ended December 31, 2020, Aurora had previously provided services to the Company and there remains $96,000 owed to Aurora by RespireRx which amount is included in accounts payable and accrued expenses as of March 31, 2021.

A description of advances and notes payable to officers is provided at Note 4.

8. Commitments and Contingencies

Pending or Threatened Legal Action and Claims

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements as of March 31, 2021 and 2020 with respect to such matters. See Note 5. Settlement and Payment Agreements to the condensed consolidated financial statements as of March 31, 2021 for additional items and details.

Significant Agreements and Contracts

Consulting Agreements

Richard Purcell, the Company’s Senior Vice President of Research and Development on at-will basis since October 15, 2014, provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc., through which the Company has contracted for his services for a monthly cash fee of $12,500. Cash compensation expense pursuant to this agreement totaled $0 and $37,500 for the three-months ended March 31, 2021 and 2020, respectively, which is included in research and development expenses in the Company’s consolidated statements of operations for such periods. Mr. Purcell did not provide services to the Company during the three-months ended March 31, 2021 and Mr. Purcell and the Company are in discussions to amend the related contract to change the fee from a monthly fixed rate to a rate of $250 per hour.

The Company entered into a consulting contract with David Dickason effective September 15, 2020 pursuant to which Mr. Dickason was appointed to and serves as the Company’s Senior Vice President of Pre-Clinical Product Development on an at-will basis at the rate of $250 per hour.

Employment Agreements

Timothy L. Jones, Arnold S. Lippa and Jeff E. Margolis have similar employment agreements. Mr. Jones was appointed as RespireRx’s President and Chief Executive Officer on May 6, 2020. Dr. Lippa is RespireRx’s Chief Scientific Officer and Executive Chairman and Mr. Margolis is the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary. Dr. Lippa’s and Mr. Margolis’ employment agreements became effective on August 18, 2015. All three agreements are subject to automatic annual extensions on September 30th of each year beginning with the initial termination date if not earlier terminated, subject to notice in accordance with the terms of the agreements. Mr. Jones’ initial termination date is September 30, 2023 and Dr. Lippa’s and Mr. Margolis’ agreements are in their automatic extension periods.

The table below summarized the current cash commitments to each individual through the next September 30th renewal date and in the case of Mr. Jones, through September 30, 2023.

	Contract year ending				Contract year ending				Contract year ending
	September 30, 2021				September 30, 2022				September 30, 2023
	Six months				Twelve months				Twelve months
	Base		Guaranteed		Base		Guaranteed		Base		Guaranteed
	Salary	Benefits	Bonus	Total	Salary	Benefits	Bonus	Total	Salary	Benefits	Bonus	Total

Timothy L. Jones	$150,000	$19,800	$150,000	$319,800	$300,000	$39,600	$300,000	$639,600	$300,000	$39,600	$300,000	$639,600
Arnold S. Lippa	150,000	19,800	—	169,800	—	—	—	—	—	—	—	—
Jeff E. Margolis	150,000	10,800	—	160,800	—	—	—	—	—	—	—	—

	$450,000	$50,400	$150,000	$650,400	$300,000	$39,600	$300,000	$639,600	$300,000	$39,600	$300,000	$639,600

Under certain circumstances base salaries may be contractually increased or the executives may become eligible for additional benefits and base salaries may be increased at the discretion of the Board of Directors. All executives are eligible for stock and stock option and similar grants at the discretion of the Board or Directors.

The payment of certain amounts reflected in the table above have been voluntarily deferred indefinitely and payments against accrued compensation may be made based upon the Company’s ability to make such payments.

UWMRF Patent License Agreement

On August 1, 2020, the (“Effective Date”), the Company and UWMRF executed the UWMRF Patent License Agreement pursuant to which, the Company has an exclusive license to commercialize GABAkine products based on UWMRF’s rights in certain patents and patent applications, and a non-exclusive license to commercialize products based on UWMRF’s rights in certain technology that is not the subject of the patents or patent applications. UWMRF maintains the right to use, and, upon the approval of the Company, to license, these patent and technology rights for any non-commercial purpose, including research and education. The UWMRF Patent License Agreement expires upon the later of the expiration of the Company’s payment obligations to UWMRF or the expiration of the last remaining licensed patent granted thereunder, subject to early termination upon the occurrence of certain events. The License Agreement also contains a standard indemnification provision in favor of UWMRF and confidentiality provisions obligating both parties.

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

University of Illinois 2014 Exclusive License Agreement

The Company and the University of Illinois entered into the Exclusive License Agreement (the “2014 License Agreement”) effective September 18, 2014, pursuant to which the Company obtained (i) exclusive rights to several issued and pending patents in numerous jurisdictions and (ii) the non-exclusive right to certain technical information that is generated by the University of Illinois in connection with certain clinical trials as specified in the 2014 License Agreement, all of which relate to the use of cannabinoids for the treatment of sleep related breathing disorders. The Company is developing dronabinol (Δ9-tetrahydrocannabinol), a cannabinoid, for the treatment of OSA, the most common form of sleep apnea.

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

During the three-months ended March 31, 2021 and 2020, the Company recorded charges to operations of $25,000, respectively, with respect to its 2021 and 2020 minimum annual royalty obligation, which is included in research and development expenses in the Company’s condensed consolidated statement of operations for the three-months ended March 31, 2021 and 2020. As discussed above, the Company did not pay the amount due on December 31, 2020 for which the Company was granted an extension until April 19, 2021 and which was paid in full on April 1, 2021.

Noramco Inc. - Dronabinol Development and Supply Agreement

On September 4, 2018, RespireRx entered into a dronabinol Development and Supply Agreement with Noramco Inc., one of the world’s major dronabinol manufacturers, which Noramco subsequently assigned to its subsidiary, Purisys LLC (the “Purisys Agreement”). Under the terms of the Purisys Agreement, Purisys has agreed to (i) provide all of the active pharmaceutical ingredient (“API”) estimated to be needed for the clinical development process for both the first- and second-generation products (each a “Product” and collectively, the “Products”), three validation batches for New Drug Application (“NDA”) filing(s) and adequate supply for the initial inventory stocking for the wholesale and retail channels, subject to certain limitations, (ii) maintain or file valid drug master files (“DMFs”) with the FDA or any other regulatory authority and provide the Company with access or a right of reference letter entitling the Company to make continuing reference to the DMFs during the term of the agreement in connection with any regulatory filings made with the FDA by the Company, (iii) participate on a development committee, and (iv) make available its regulatory consultants, collaborate with any regulatory consulting firms engaged by the Company and participate in all FDA or Drug Enforcement Agency (“DEA”) meetings as appropriate and as related to the API. We now refer to the second-generation product as our proprietary formulation or proprietary product and have de-emphasized the first-generation product.

In consideration for these supplies and services, the Company has agreed to purchase exclusively from Purisys during the commercialization phase all API for its Products (as defined in the Development and Supply Agreement) at a pre-determined price subject to certain producer price index adjustments and agreed to Purisys’ participation in the economic success of the commercialized Product or Products up to the earlier of the achievement of a maximum dollar amount or the expiration of a period of time.

Transactions with Bausch Health Companies Inc. (formerly known as Biovail Laboratories International SRL)

Beginning in March 2010, the Company entered into a series of asset purchase and license agreements with Biovail Laboratories International SRL which later merged with Valeant Pharmaceuticals International, Inc. which was later renamed Bausch Health Companies Inc. (“Bausch”).

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

At any time following the completion of Phase 1 clinical studies and prior to the end of Phase 2A clinical studies, Bausch retains an option to co-develop and co-market intravenous dosage forms of an ampakine compound as a treatment for respiratory depression and vaso-occlusive crises associated with sickle cell disease. In such an event, the Company would be reimbursed for certain development expenses to date and Bausch would share in all such future development costs with the Company. If Bausch makes the co-marketing election, the Company would owe no further milestone payments to Bausch and the Company would be eligible to receive a royalty on net sales of the compound by Bausch or its affiliates and licensees.

There was no activity during the three-months ended March 31, 2021 or 2020 that affect the Bausch agreement.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2021, aggregating $2,380,070. License agreement amounts included in the 2021 column represents amounts contractually due from April 1, 2021 through December 31, 2020 (nine months) and in each of the subsequent years, represents the full year. Employment agreement amounts included in the 2021 column represent amounts contractually due at from April 1, 2021 through September 30, 2021 (six months) when such contracts expire unless extended pursuant to the terms of the contracts.

		Payments Due By Year
	Total	2021	2022	2023	2024	2025
License agreements	$535,370	$75,000	$115,092	$115,093	$130,185	$100,000
Employment agreements (1)	1,844,700	650,400	639,600	554,700	-	-
Total	$2,380,070	$725,400	$754,692	$669,793	$130,185	$100,000

(1) The payment of certain of such amounts has been deferred indefinitely, as described above in “Employment Agreements”.

9. Subsequent Events

On April 1, 2021, May 3, 2021 and on May 10, 2021, the Company closed on financings pursuant to three convertible notes issued to three separate investors, due in each case, one year from the effective date (which for the first two closings was March 31, 2021 and April 30, 2021 respectively), with maturity amounts of $112,500, $150,000 and $150,000 respectively. In addition, the noteholders received as consideration warrants to purchase 2,400,000, 3,200,000 and 3,200,000 shares of Common Stock, respectively, each exercisable at $0.02 per share for five years. The Company received net proceeds of $96,750, $123,400 and $123,400 respectively, for an aggregate of $343,550. The difference between the maturity amounts and the net proceeds were due to original issue discounts, investor legal fees and in two cases, broker fees. The three notes are convertible at a fixed price of $0.02 per share and bear interest at 10% per year which interest is guaranteed regardless of prepayment. The Company has the right to prepay the notes during the first six months subject to prepayment premiums that range from 0% to 15% (100% to 115% of the maturity amount plus accrued interest and any default interest and similar costs). These notes are similar to the convertible notes described in Note 4 to our condensed consolidated financial statements as of March 31, 2021.

On April 29, 2021, RespireRx agreed to a payment and settlement agreement with the University of California Innovation and Entrepreneurship to a payment schedule with respect to accounts payable in an amount that was not in dispute and is reflected in accounts payable and accrued expenses in the Company’s condensed consolidated financial statements as of March 31, 2021. The total amount due is $234,657. The agreed payment schedule is for the Company to pay $10,000 on each of July 1, 2021, September 1, 2021, November 1, 2021, January 1, 2022 and March 31, 2022. If RespireRx pays an aggregate of $175,000 on or before March 31, 2022, the amounts will be considered paid in full with no further amounts due. If an aggregate of $175,000 has not been paid by March 31, 2022, the remaining unpaid amount up to an aggregate of the original amount of $234,657 would be due and payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements (unaudited) and notes related thereto appearing elsewhere in this document, as well as the audited consolidated financial statements, notes related thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K.

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

For this reason, the Company has affected an internal restructuring plan through which our two drug platforms have been reorganized into separate business units and may in the future, be organized into subsidiaries of RespireRx. We believe that by creating one or more subsidiaries to further the aims of ResolutionRx and EndeavourRx, it may be possible, through separate finance channels, to optimize the asset values of each. We are also planning to commence a securities offering by the Company pursuant to Regulation A by filing a Form 1-A.

Below is a chart that represents our current development status for each of our product candidates for the disorders for which they are being developed. Preclinical testing is pre-human testing and includes in vitro and animal studies. Phase 1 clinical trials are primarily safety, generally conducted in healthy adults. Phase 2 clinical trials are generally somewhat larger than Phase 1 and often include dose finding, additional safety and preliminary efficacy. Phase 3 clinical trials are larger studies designed to test efficacy and safety in a broader population. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K for more information on our proposed regulatory approach and development plans for our product candidates.

Below is our current business organization with ResolutionRx and EndeavourRx currently operating as divisions and which are planned to become, initially, wholly-owned subsidiaries.

Technology Rights

University of Illinois License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement to our condensed consolidated financial statements at March 31, 2021.

As of March 31, 2021, the Company received an extension of time to make a $100,000 payment that would have due on such date until April 19, 2021. The payment was made on April 1, 2021.

UWMRF Patent License Agreement

See Notes 1, 2 and 8 to our condensed consolidated financial statements at March 31, 2021.

Going Concern

See Note 2. Business – Going Concern to our condensed consolidated financial statements at March 31, 2021.

The Company’s regular efforts to raise capital and to evaluate measures to permit sustainability are time-consuming and intensive. Such efforts may not prove successful and may cause distraction, disruption or other adversity that limits the Company’s development program efforts.

Recent Accounting Pronouncements

See Note 2 to the Company’s condensed consolidated financial statements at March 31, 2021.

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Concentration of Risk

See Note 2. Significant Accounting Policies – Concentration of Credit Risk to the Company’s condensed consolidated financial statements at March 31, 2021.

See Note 8. Commitments and Contingencies – University of Illinois 2014 Exclusive License Agreement to the Company’s condensed consolidated financial statements at March 31, 2021.

See Note 8. Commitments and Contingencies – UWMRF Patent License Agreement to the Company’s condensed consolidated financial statements at March 31, 2021.

Critical Accounting Policies and Estimates

The Company prepared its condensed consolidated financial statements in accordance with GAAP. The preparation of these condensed consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

Critical accounting policies and estimates are described in the notes to the Company’s condensed consolidated financial statements and include:

-	Stock-based awards
-	Research and Development Costs
-	License Agreements
-	Patent Costs
-	Convertible Notes

See Critical Accounting Policies and Estimates in our 2020 Form 10-K for a complete description.

Results of Operations

The Company’s consolidated statements of operations as discussed herein are presented below.

	Three-months Ended March 31, (unaudited)
	2021	2020

Operating expenses:
General and administrative	$645,376	$365,280
Research and development	154,764	155,920

Total operating costs and expenses	800,140	520,570

Loss from operations	(800,140)	(520,570)
Loss on extinguishment of debt in exchange for equity	-	(323,996)
Interest expense	(79,470)	(140,710)
Foreign currency transaction gain (loss)	29,361	38,558)

Net loss attributable to common stockholders	$(850,249)	$(946,718)

Net loss per common share - basic and diluted	$(0.01)	$(1.42)

Weighted average common shares outstanding – basic and diluted	78,148,365	668,660

Three-months Ended March 31, 2021 and 2020

Revenues. The Company had no revenues during the three-months ended March 31, 2021 and 2020.

General and Administrative. For the three-months ended March 31, 2021 general and administrative expenses were $645,376, an increase of $280,096, as compared to $365,280 for the three-months ended March 31, 2020. The increase in general and administrative expenses for the three-months ended March 31, 2021, as compared to the three-months ended March 31, 2020, is primarily due to a contractual bonus of $200,000 and quarterly base compensation and benefits of $84,900 to the Company’s President and Chief Executive Officer in the current period with no bonus in the prior year period, and increases in accounting fees of $16,650, stock-based expenses of $28,000 and transfer agent fees of $14,625, offset by decreases in general legal fees of $42,195, Board of Directors fees of $10,484 and patent fees of $9,886, and the net effect of increases and decreases other general and administrative expenses.

There was stock-based compensation of $28,000 in general and administrative expenses for the three-months ended March 31, 2021 and none for the three-months ended March 31, 2020.

Research and Development. For the three-months ended March 31, 2021, research and development expenses were $154,764, a decrease of $526, as compared to $155,290 for the three-months ended March 31, 2020. The decrease in research and development expenses for the three-months ended March 31, 2021, as compared to the three-months ended March 31, 2020, is primarily a decrease in utilization of consultants and licensing fees associated with the one-time fee to UWMRF during the three-months ended March 31, 2020, offset by the increase in stock-based compensation.

There was stock-based compensation of $16,250 in research and development expenses for the three-months ended March 31, 2020 and none for the three-months ended March 31, 2020.

Loss on Extinguishment of Convertible Debt. There was no loss on extinguishment of debt during the three-months ended March 31, 2021. The loss on extinguishment of convertible debt during the three-months ended March 31, 2020 was $323,996.

Interest Expense. During the three-months ended March 31, 2021, interest expense was $79,470 as compared to $140,710 for the three-months ended March 31, 2020. The decrease of $61,240 is primarily the result of payments of debt substantially in the early portion of the three-months ended March 31, 2021 reducing the total amount of debt during the quarter as compared to the three-months ended March 31, 2020.

Foreign Currency Transaction (Loss) Gain. Foreign currency transaction gain was $29,361 for the three-months ended March 31, 2021, as compared to a foreign currency transaction gain of $38,558 for the three-months ended March 31, 2020. The foreign currency transaction (loss) gain relates to the $399,774 loan from SY Corporation, made in June 2012, which is denominated in the South Korean Won.

Net Loss Attributable to Common Stockholders. For the three-months ended March 31, 2021, the Company incurred a net loss of $850,249 as compared to a net loss of $946,718 for the three-months ended March 31, 2020. Included in the net loss for the three-months ended March 31, 2020 is a loss on the extinguishment of debt of 323,996.

Liquidity and Capital Resources - March 31, 2021

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $850,249 and net losses from operations of $800,140 for the three-months ended March 31, 2021 and $4,301,210 for the fiscal year ended December 31, 2020, and negative operating cash flows of $286,861 for the three-months ended March 31, 2021 and $513,001 for the fiscal year ended December 31, 2020, had a stockholders’ deficiency of $8,454,618 at March 31, 2021, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2020, expressed substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2021, the Company had a working capital deficit of $8,454,618, as compared to a working capital deficit of $8,063,320 at December 31, 2020 reflecting an increase in the working capital deficit of $391,298 for the three-months ended March 31, 2021. The increase in the working capital deficit is primarily due to a larger increase in our current liabilities, notably accrued compensation and related benefits and accounts payable and accrued expenses which increased as expenses were incurred but not paid within the three-month period ended March 31, 2021, as compared to a more modest increase in current assets which resulted from an increase in cash balances from financings and an increase in prepaid expenses. During the fiscal year ended December 31, 2020, there was forgiveness of certain compensation and related benefits by certain executive officers aggregating $1,684,218 in exchange for equity, having the effect of reducing accrued compensation and related benefits by that amount that did not occur during the three-month period ended March 31, 2021. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forgiveness of Accrued Compensation and Related Costs” in our 2020 Form 10-K. In addition, a portion of accounts payable due to two vendors totaling $241,109 was exchanged for equity during the fiscal year ended December 31, 2020. No similar exchanges occurred during the three-months ended March 31, 2021.

At March 31, 2021, the Company had cash of $5,347, as compared to $825 at December 31, 2020, reflecting an increase in cash of $4,522 for the three-months ended March 31, 2021.

In general, substantially all of the cash raised in financings during the three-months ended March 31, 2021 and during fiscal year ended December 31, 2020 was utilized to pay general and administrative expenses or the related accounts payable, including, but not limited to, payments to our licensors, our independent registered public accounting firm, our patent and intellectual property law firm and for other patent and intellectual property services, our transfer agent, our financial printer and limited cash payments of compensation. Cash was also utilized to pay research and development expenses or the related accounts payable for new formulation work performed by a contractor with respect to the development of a new proprietary formulation of dronabinol. Cash was also utilized, among other purposes, to make payments pursuant to directors and officers insurance and other insurance financings, repay, in part, certain advances made by officers and one vendor and payments of certain outstanding accounts payable.

The Company is currently, and has for some time, been in significant financial distress. It has limited cash resources and current assets and has no ongoing source of sustainable revenue. Management is continuing to address various aspects of the Company’s operations and obligations, including, without limitation, debt obligations, financing requirements, intellectual property, licensing agreements, legal and patent matters and regulatory compliance, and has continued to raise new debt and equity capital to fund the Company’s general and administrative and research and development activities from both related and unrelated parties.

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including the pursuit of the Company’s planned research and development activities. We anticipate filing a Form 1-A with the SEC, which if qualified would enable the Company to engage in a Regulation A Offering. We provide no assurance that we will file a Form 1-A, or if filed that the Regulation A Offering would be qualified, or if qualified, would result in a financing on terms as to price per share or other securities offered, amount of funds raised or other terms acceptable to the Company or at all. The Company regularly evaluates various other measures to satisfy the Company’s liquidity needs, including development and other agreements with collaborative partners and, when necessary, seeking to exchange or restructure the Company’s outstanding securities. The Company is evaluating certain changes to its operations and structure to facilitating raising capital from sources that may be interested in financing only discrete aspects of the Company’s development programs. Such changes could include a significant reorganization, which may include the formation of one or more subsidiaries into which one or more programs may be contributed. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

Operating Activities. For the three-months ended March 31, 2021, operating activities utilized cash of $286,861, as compared to utilizing cash of $17,859 for the three-months ended March 31, 2020, to support the Company’s ongoing general and administrative expenses as well as its research and development activities.

Financing Activities. For the three-months ended March 31, 2021, financing activities consisted of the $97,500 from a convertible note financing, net of original issue discount and note costs, $117,299 from the sale of Common Stock and $81,564 financing of a new directors and officers insurance policy offset by a $5,000 partial repayment of an officer advance.

Principal Commitments

Employment Agreements

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – Employment Agreements to our condensed consolidated financial statements at March 31, 2021.

University of Illinois 2014 Exclusive License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement to our condensed consolidated financial statements at March 31, 2021.

UWM Research Foundation Patent License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts, UWM Research Foundation Patent License Agreement to our condensed consolidated financial statement at March 31, 2021.

A table setting forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2021, aggregating $2,380,070, is set forth in Note 8. Commitments and Contingencies – Summary of Principal Cash Obligations and Commitments

Off-Balance Sheet Arrangements

At March 31, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company carried out an evaluation, under the supervision and with the participation of its management, consisting of its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management, consisting of the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management has been focusing on developing replacement controls and procedures that are adequate to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure. Although the senior executive team has been developing more formalized and regular communication and collaboration processes, thereby improving the control environment, these controls and procedures are not yet sufficient to remediate the Company’s control weaknesses. The Company is current in its SEC periodic reporting obligations, but as of the date of the filing of this Quarterly Report on Form 10-Q, the Company had not yet established adequate internal controls over financial reporting.

The Company’s management, consisting of its principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. In addition, as conditions change over time, so too may the effectiveness of internal controls. However, management believes that the financial information included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are periodically subject to various pending and threatened legal actions and claims. See Note 8. Commitments and Contingencies – Pending or Threatened Legal Actions and Claims to our condensed consolidated financial statements at March 31, 2021 for details regarding these matters.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s 2020 Form 10-K. The Risk Factors set forth in the 2020 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2020 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three-months ended March 31, 2021 that were not disclosed by the Company on a Current Report on Form 8-K. There were conversions of convertible notes inclusive of accrued interest as disclosed in Note 4. Notes Payable – Convertible Notes Payable of our condensed consolidated financial statements at March 31 2021 and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – March 31, 2021.

Additional information with respect to the transactions described above is provided in the Notes to the Condensed Consolidated Financial Statements for the three-months ended March 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation, The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although SY Corporation has not issued a notice of default or a demand for repayment. The Company believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the three-months ended March 31, 2021, there were no further communications between the Company and SY Corporation.

The note payable to SY Corporation consists of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	423,214	411,384
Foreign currency transaction adjustment	23,664	53,393
	$846,652	$864,551

Interest expense with respect to this promissory note was $11,829 and $11,960 for the three-months ended March 31, 2021 and 2020, respectively.

Default on Convertible Notes Payable

At March 31, 2021, the amount owed on the one remaining Original Convertible Note in default was $49,899, including principal and interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The information below is reported in lieu of information that would be reported under Items 1.01 and 2.03 under Form 8-K.

On April 29, 2021, RespireRx agreed to a payment and settlement agreement with the University of California Innovation and Entrepreneurship to a payment schedule with respect to accounts payable in an amount that was not in dispute and is reflected in accounts payable and accrued expenses in the Company’s condensed consolidated financial statements as of March 31, 2021. The total amount due is $234,657. The agreed payment schedule is for the Company to pay $10,00 on each of July 1, 2021, September 1, 2021, November 1, 2021, January 1, 2022 and March 31, 2022. If RespireRx pays an aggregate of $175,000 on or before March 31, 2022, the amounts will be considered paid in full with no further amounts due. If an aggregate of $175,000 has not been paid by March 31, 2022, the remaining unpaid amount up to an aggregate of the original amount of $234,657 would be due and payable.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

3.1

Sixth Certificate of Amendment of the Second Restated Certificate of Incorporation of RespireRx Pharmaceuticals Inc. (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed January 5, 2021).

10.1

Waiver and Amendment to Convertible Promissory Note, dated January 13, 2021, by and between RespireRx Pharmaceuticals Inc. and FirstFire Global Opportunities Fund LLC (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed January 20, 2021).

10.2

Waiver with Respect to 8% Fixed Promissory Note, dated January 13, 2021, by and between RespireRx Pharmaceuticals Inc. and White Lion Capital, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed January 20, 2021).

10.3

Securities Purchase Agreement, dated February 17, 2021, between RespireRx Pharmaceuticals Inc. and FirstFire Global Opportunities Fund, LLC. (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed February 19, 2021).

10.4

Piggy-Back Registration Rights Agreement, dated February 17, 2021, between RespireRx Pharmaceuticals Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed February 19, 2021).

10.5	Convertible Promissory Note, dated February 17, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed February 19, 2021).

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

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

RESPIRERX PHARMACEUTICALS INC.
(Registrant)

Date: May 24, 2021	By:	/s/ Timothy Jones
Timothy Jones
President and Chief Executive Officer

Date: May 24, 2021	By:	/s/ Jeff Eliot Margolis
Jeff Eliot Margolis
Senior Vice President, Chief Financial Officer, Treasurer and Secretary

