Form 10-Q
period 2021-06-30
RespireRx Pharmaceuticals Inc.
filed 2021-08-16
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 5, 2021, the Company had 90,396,596, shares of common stock, $0.001 par value, issued and outstanding.

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

For more information about the risks and uncertainties the Company faces, see “Item 1A. Risk Factors” in our 2020 Form 10-K, and subsequent reports and registration statements filed from time to time with the SEC. Forward-looking statements speak only as of the date they are made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments. We advise investors to consult any further disclosures we may make on related subjects in our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K that we file with or furnish to the SEC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$32,056	$825
Deferred financing costs	-	52,609
Prepaid expenses	110,397	31,653

Total current assets	142,453	85,087

Total assets	$142,453	$85,087

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including amounts owed to related parties	$5,138,775	$4,923,947
Accrued compensation and related expenses	2,131,659	1,540,809
Convertible notes payable, including accrued interest of $98,518 and $85,693 at June 30, 2021 and December 31, 2020, respectively, which includes accrued interest to related parties (Note 4)	351,773	414,860
Note payable to SY Corporation, including accrued interest of $435,174 and $411,385 at June 30, 2021 and December 31, 2020, respectively (payment obligation currently in default – Note 4)	856,086	864,551
Notes payable to officer, including accrued interest (Note 4)	214,164	213,067
Notes payable to former officer, including accrued interest (Note 4)	195,817	186,565
Other short-term notes payable	71,060	4,608

Total current liabilities	8,959,334	8,148,407

Commitments and contingencies (Note 8)

Stockholders’ deficiency: (Note 6)
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized, issued and outstanding: 37,500; common share issuable upon conversion at 0.000030 common shares per Series B share: 1	21,703	21,703
Common stock, $0.001 par value; shares authorized: 2,000,000,000; shares issued and outstanding: 90,396,596 at June 30, 2021 and 71,271,095 at December 31, 2020, respectively (Note 2 and Note 6)	90,397	71,271
Additional paid-in capital	163,543,778	162,654,002
Accumulated deficit	(172,472,759)	(170,810,296)

Total stockholders’ deficiency	(8,816,881)	(8,063,320)

Total liabilities and stockholders’ deficiency	$142,453	$85,087

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
General and administrative, including related parties	$426,169	$463,739	$1,071,545	$829,019
Research and development, including related parties	237,828	153,176	392,592	308,466
Total operating expenses	663,997	616,915	1,464,137	1,137,485
Loss from operations	(663,997)	(616,915)	(1,464,137)	(1,137,485)
Gain on warrant exchange	1,099	-	1,099	-
Loss on extinguishment of debt and other liabilities in exchange for equity	-	-	-	(323,996)
Interest expense, including related parties	(151,842)	(190,606)	(231,312)	(331,316)
Foreign currency transaction gain (loss)	2,526	(8,616)	31,887	29,942

Net loss attributable to common stockholders	$(812,214)	$(816,137)	$(1,662,463)	$(1,762,855)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Weighted average common shares outstanding - basic and diluted	89,832,860	86,606,705	82,212,945	49,320,761

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Six-months and Three-months Ended June 30, 2021

	Series B
	Convertible
	Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Deficiency

Balance, December 31, 2020	37,500	$21,703	71,271,095	$71,271	$162,654,002	$(170,810,296)	$(8,063,320)
Sale of common stock	-	-	3,600,000	3,600	113,699	-	117,299
Costs of stock issuance	-	-		-	(52,609)	-	(52,609)
Issuance of note commitment shares and beneficial conversion feature	-	-	2,000,000	2,000	95,500	-	97,500
Issuance of common stock upon conversion of convertible notes	-	-	12,625,557	12,626	239,885	-	252,511
Stock -based compensation	-	-	-	-	44,250		44,250
Adjustment due to reverse stock split	-	-	(56)	-	-	-	-
Net loss						(850,249)	(850,249)
Balance, March 31, 2021	37,500	$21,703	89,496,596	$89,497	$163,094,727	$(171,660,545)	$(8,454,618)
Issuance of common stock upon cashless warrant exercise			900,000	900	(900)		-
Stock-based compensation					7,500		7,500
Gain on warrant exchanges					(1,099)		(1,099)
Note discounts					443,550		443,550
Net loss						(812,214)	(812,214)
Balance,June 30, 2021	37,500	$21,703	90,396,596	$90,397	$163,543,778	$172,472,759	$(8,816,881)

Six-months and Three-months Ended June, 2020

	Series B
	Convertible
	Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Deficiency

Balance, December 31, 2019	37,500	$21,703	4,175,072	$4,175	$159,038,388	$(166,509,085)	$(7,444,819)
Issuances of common stock	-	-	29,518,781	29,519	910,599	-	940,118
Net loss for the three months ended March 31, 2020						(946,718)	(946,718)
Balance at March 31, 2020	37,500	$21,703	33,693,853	$33,694	$159,948,987	$(167,455,803	$(7,451,419)
Issuances of common stock	-	-	188,613,528	188,613	142,195	-	330,808
Note discounts					90,000		90,000
Net loss						(816,137)	(816,137)
Balance, June 30, 2020	37,500	$21,703	222,307,381	$222,307	$160,181,182	$(168,271,940)	$(7,846,748)

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-months
	Ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(1,662,463)	$(1,762,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	22,193	12,315
Amortization of capitalized note costs and debt discounts	139,396	225,300
Stock-based compensation included in -
General and administrative expenses	36,750	-
Research and development expenses	15,000	-
Gain on warrant exchange	(1,099)	-
Loss on extinguishment of debt	-	323,996
Foreign currency transaction (gain) loss	(32,255)	(29,942)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	(78,744)	(55,552)
Fees paid with common stock	4,000	-
Increase (decrease) in -
Accounts payable and accrued expenses	214,828	535,198
Accrued compensation and related expenses	590,850	492,243
Accrued interest payable	62,973	152,849
Net cash used in operating activities	(688,571)	(106,448)

Cash flows from financing activities:
Proceeds from convertible note borrowings	541,050	90,000
Proceeds from common stock issuance	117,299	-
Proceeds from issuance of note payable to officer	-	1,250
Repayment of officer advance	(5,000)	-
Borrowings on short-term note payable, net of repayments	66,453	-
Net cash provided by financing activities	719,802	91,250

Cash and cash equivalents:
Net increase/(decrease)	31,231	(15,198)
Balance at beginning of period	825	16,690
Balance at end of period	$32,056	$1,492

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Six-months Ended June 30,
	2021	2020

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$2,926	$1,498
Income taxes	$-	$-

Non-cash financing activities:
Amortization of deferred financing costs	$52,609	$-
Debt discounts established for convertible debt	$541,050	$90,000
Issuance of common stock for accrued compensation and benefits	$-	$306,000
Debt and accrued interest converted to common stock	$4,000	$950,241
Cashless warrant exercises	$900	$15,638

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

Basis of Presentation

The condensed consolidated financial statements are of RespireRx and its wholly-owned subsidiary, Pier (collectively referred to herein as the “Company,” “we” or “our,” unless the context indicates otherwise). The condensed consolidated financial statements of the Company at June 30, 2021 and for the three-months and six-months ended June 30, 2021 and 2020, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the condensed consolidated financial position of the Company as of June 30, 2021, the results of its condensed consolidated operations for the three-months and six-months ended June 30, 2021 and 2020, changes in its condensed consolidated statements of stockholders’ deficiency for the three-months and six-months ended June 30, 2021 and 2020 and its condensed consolidated cash flows for the six-months ended June 30, 2021 and 2020. Condensed consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2020 has been derived from the Company’s audited consolidated financial statements at such date. For comparative purposes, certain 2021 and 2020 amounts, including, but not limited to, share and per share amounts, par value and additional paid-in capital have been adjusted to a post-reverse stock split basis which occurred on January 5, 2021.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and other information included in the Company’s Annual Report on Form 10-K at December 31, 2020 (“2020 Form 10-K).

2. Business

The mission of the Company is to develop innovative and revolutionary treatments to combat disorders caused by disruption of neuronal signaling. We are developing treatment options that address conditions that affect millions of people, but for which there are limited or poor treatment options, including obstructive sleep apnea (“OSA”), attention deficit hyperactivity disorder (“ADHD”), epilepsy, chronic pain, including inflammatory and neuropathic pain, recovery from spinal cord injury (“SCI”), as well as other areas of interest based on results of preclinical and clinical studies to date.

RespireRx is developing a pipeline of new drug products based on our broad patent portfolios across two distinct drug platforms:

(i)	our pharmaceutical cannabinoids platform (which we refer to as ResolutionRx ) is developing compounds that target the body’s endocannabinoid system, and in particular, the re-purposing of dronabinol, an endocannabinoid CB1 and CB2 receptor agonist, for the treatment of OSA. Dronabinol is already approved by the FDA for other indications.

(ii)	our neuromodulators platform (which we refer to as EndeavourRx) is made up of two programs: (a) our AMPAkines program, which is developing proprietary compounds that are positive allosteric modulators (“PAMs”) of AMPA-type glutamate receptors to promote neuronal function and (b) our GABAkines program, which is developing proprietary compounds that are PAMs of GABAA receptors, and which was recently established pursuant to our entry with the University of Wisconsin-Milwaukee Research Foundation, Inc., an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”), into a patent license agreement (the “UWMRF Patent License Agreement”).

Financing our Platforms

Our major challenge has been to raise substantial equity or equity-linked financing to support research and development plans for our pharmaceutical cannabinoid and neuromodulator platforms, while minimizing the dilutive effect to pre-existing stockholders. At present, we believe that we are hindered primarily by our public corporate structure, our OTCQB listing, and low market capitalization as a result of our low stock price.

For this reason, the Company has implemented an internal restructuring plan through which our two drug platforms have been reorganized into separate business units and may in the future be organized into subsidiaries of RespireRx. We believe that by creating one or more subsidiaries to further the aims of ResolutionRx and EndeavourRx, it may be possible, through separate finance channels, to optimize the asset values of each. We are also planning to commence, assuming the SEC qualifies the offering, a securities offering pursuant to Regulation A under the Securities Act. See Note 9. Subsequent Events – Filing of Form 1-A for further information.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $812,214 and $1,662,463 for the three-months and six-months ended June 30, 2021, respectively, and $4,301,211 for the fiscal year ended December 31, 2020, as well as negative operating cash flows of $688,571 for the six-months ended June 30, 2021 and $513,001 for the fiscal year ended December 31, 2020. The Company also had a stockholders’ deficiency of $8,816,881 at June 30, 2021 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2020, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including the pursuit of the Company’s planned research and development activities. The Company regularly evaluates various measures to satisfy the Company’s liquidity needs, including development and other agreements with collaborative partners and, when necessary, seeking to exchange or restructure the Company’s outstanding securities. The Company is evaluating certain changes to its operations and structure to facilitate raising capital from sources that may be interested in financing only discrete aspects of the Company’s development programs. Such changes could include a significant reorganization, which may include the formation of one or more subsidiaries into which one or more programs may be contributed. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurance that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

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

Extinguishment of Debt and Settlement of Liabilities

The Company accounts for the extinguishment of debt and settlement of liabilities by comparing the carrying value of the debt or liability to the value of consideration paid or assets given up and recognizing a loss or gain in the condensed consolidated statement of operations in the amount of the difference in the period in which such transaction occurs. See Note 4 for additional information.

Prepaid Insurance

Prepaid insurance represents the premiums paid in March 2021 for directors and officers insurance and other insurance in April 2021. The amounts of prepaid insurance amortizable in the ensuing twelve-month period are recorded as prepaid insurance in the Company’s consolidated balance sheet at each reporting date and amortized to the Company’s consolidated statement of operations for each reporting period.

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

There were no stock or stock option grants during the six-months ended June 30, 2021.

The Company recognizes the amortized value of stock-based payments in general and administrative costs and in research and development costs, as appropriate, in the Company’s condensed consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option and warrant exercises. There were no stock options exercised during the six-months ended June 30, 2021 and 2020, respectively.

There were warrants to purchase 380,568 shares of common stock issued as compensation or for services during the six-months ended June 30, 2021 and none during the six-months ended June 30, 2020. Warrants, if issued for services, are typically issued to placement agents or brokers for fund raising services. In addition warrants to purchase 11,256,333 shares of common stock were issued during the six-months ended June 30, 2021 to lenders with respect to or in association with the issuance of convertible notes to such lenders. Warrant are not issued from any of the Company’s stock and option plans, from which options issued to non-employees for services are typically issued.

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

As of June 30, 2021, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of June 30, 2021, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

At June 30, 2021 and 2020 the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	June 30,
	2021	2020
Series B convertible preferred stock	1	1
Convertible notes payable	33,623,313	5,557,827
Common stock warrants	38,633,473	12,451,465
Common stock options	7,112,907	418,863
Total	79,369,694	18,428,156

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

4. Notes Payable

Convertible Notes Payable

On April 1, 2021, May 3, 2021, May 10, 2021 and June 30, 2021, the Company closed on financings, pursuant to which, four convertible notes were issued to three separate investors, due in each case, one year from the effective date (which for the first, second and fourth closings was March 31, 2021, April 30, 2021 and June 29, 2021, respectively), with maturity amounts of $112,500, $150,000, $150,000 and $115,000, respectively. In addition, the noteholders received as consideration, warrants to purchase 2,400,000, 3,200,000, 3,200,000 and 2,453,333 shares of common stock, respectively, each exercisable at $0.02 per share for five years. The Company received net proceeds of $96,750, $123,400, $123,400 and $100,000 respectively, for an aggregate of $443,550. The difference between the maturity amounts and the net proceeds were due to original issue discounts, investor legal fees and in two cases, broker fees. The four notes are convertible at a fixed price of $0.02 per share and bear interest at 10% per year which interest is guaranteed regardless of prepayment. The Company has the right to prepay the notes during the first six months subject to prepayment premiums that range from 0% to 15% (100% to 115% of the maturity amount plus accrued interest and any default interest and similar costs).

The Company periodically issues convertible notes with similar characteristics. As described in the table below, during the six-months ended June 30, 2021, there were eight such notes outstanding (including the convertible notes described in the paragraph above), two of which were satisfied in full by conversion of both principal and interest and one of which was satisfied in part, principal only, during that period. These notes all have or had a fixed conversion price of $0.02 per share of common stock, subject to adjustment in certain circumstances. All notes but one had an annual interest rate of 10% which was guaranteed in full. One note had an annual interest rate of 8%. The convertible notes had an original issue discount (“OID”), debt issuance costs (“DIC”) that were capitalized by the Company, a warrant (“WT”) or commitment shares (“CS”) and in two cases a beneficial conversion feature (“BCF”). The OID, CN, WTs, CSs and BCF allocated values are amortized over the life of the notes to interest expense. All notes mature or matured nine to fifteen months from their issuance date. All notes were prepayable by the Company during the first six months, subject to prepayment premiums that range from 100% to 115% of the maturity amount plus accrued interest. If not earlier paid, the notes were convertible by the holder into the Company’s common stock. Two of the notes were paid before maturity.

The table below summarizes the convertible notes with similar characteristics outstanding as of June 30, 2021 and the repayments by conversion during the six-months ended June 30, 2021:

Inception Date	Maturity date	Original Principal Amount	Interest rate	Original aggregate DIC, OID, Wts, CS and BCF	Cumulative amortization of DIC, OID, Wts, CS and BCF	Accrued coupon interest	Repayment by conversion	Balance sheet carrying amount at June 30, 2021 inclusive of accrued interest

July 2, 2020	April 2, 2021	$137,500	10.00%	$(44,423)	$44,423	$6,875	$(144,375)	$-
July 28, 2020	July 28, 2021	$40,000	8.00%	$—	$—	$2,368	$(25,000)	$17,368
July 30, 2020	October 30, 2021	$75,000	10.00%	$(27,778)	$27,778	$4,136	$(79,136)	$-
February 17, 2021	November 17, 2021	$112,000	10.00%	$(112,000)	$16,531	$5,386	$-	$59,251
April 1, 2021	March 31, 2022	$112,500	10.00%	$(112,500)	$28,048	$2,805	$-	$30,853
May 3, 2021	April 30, 2022	$150,000	10.00%	$(150,000)	$25,068	$2,507	$-	$27,575
May 10, 2021	May 10, 2022	$150,000	10.00%	$(150,000)	$20,959	$2,096	$-	$23,055
June 30, 2021	June 29, 2022	$115,000	10.00%	$(115,000)	$315	$32	$-	$347

Total		$892,000		$(711,701)	$163,122	$26,205	$(248,511)	$158,449

In addition to what appears in the table above, there is outstanding accrued interest of $2,747 from a prior floating rate convertible note that has not been paid in cash or by conversion as of June 30, 2021.

On July 27, 2021, the maturity date of the note scheduled to mature on July 28, 2021 was extended to December 1, 2021 and the original and remaining principal amount of the note was increased by $5,000 from $40,000 to $45,000 and from $15,000 to $20,000 respectively, with interest on the incremental increase in principal amount accruing from the note inception date. See Note 9 for additional information.

In addition to the convertible notes with similar characteristics described above, on December 31, 2018 and January 2, 2019, the Company issued convertible notes to a single investor totaling $35,000 of maturity amount with accrued interest of $9,321 as of June 30, 2021. The number of shares of common stock (or preferred stock) into which these notes may convert is not determinable. The warrants to purchase 19,000 shares of common stock issued in connection with the sale of these notes and other convertible notes issued December 2018 and March 2019 are exercisable at a fixed price of $15.00 per share of common stock, provide no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events and expire on December 30, 2023.

Other   convertible notes were also sold to investors in 2014 and 2015 (“Original Convertible Notes”), which aggregated a total of $579,500, and had a fixed interest rate of 10% per annum. The Original Convertible Notes have no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events. The warrants to purchase shares of common stock issued in connection with the sale of the Original Convertible Notes have either been exchanged as part of note and warrant exchange agreements executed in April and May of 2016 or expired on September 15, 2016.

The remaining outstanding Original Convertible Notes (including those for which default notices have been received) consist of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Principal amount of notes payable	$75,000	$75,000
Accrued interest payable	71,256	64,357
	$146,256	$139,357

As of June 30, 2021, principal and accrued interest on the Original Convertible Note that is subject to a default notice accrues annual interest at 12% instead of 10%, totaled $51,111, of which $26,111 was accrued interest. As of December 31, 2020, principal and accrued interest on Original Convertible Notes subject to default notices totaled $48,700 of which $23,700 was accrued interest.

As of June 30, 2021 all of the outstanding Original Convertible Notes, inclusive of accrued interest, were convertible into an aggregate of 1,286 shares of the Company’s common stock. Such Original Convertible Notes will continue to accrue interest until exchanged, paid or otherwise discharged. There can be no assurance that any of the additional holders of the remaining Original Convertible Notes will exchange their Original Convertible Notes.

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars as of that date) from and executed a secured note payable to SY Corporation Co., Ltd., (“SY Corporation”). The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in default, although SY Corporation has not issued a notice of default or a demand for repayment. Management believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the six-months ended June 30, 2021, there were no further communications between the Company and SY Corporation.

The promissory note is secured by collateral that represents a lien on certain patents owned by the Company, dating back to January, August and September 2007, including composition of matter patents for certain of the Company’s high impact ampakine compounds and the low impact ampakine compounds CX2007 and CX2076, and other related compounds that the Company is no longer developing and where patent rights date back to January, August and September 2007. The security interest does not extend to the Company’s patents for its low impact ampakine compounds, such as CX717, CX1739 and CX1942  or certain related method of use patents.

The note payable to SY Corporation consists of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	435,174	411,384
Foreign currency transaction adjustment	21,138	53,393
	$856,086	$864,551

Interest expense with respect to this promissory note was $23,789 and $23,921 for the six-months ended June 30, 2021 and 2020, respectively, and $11,960 for the three-months ended June 30, 2021 and 2020.

Notes Payable to Officers and Former Officers

The following amounts were charged to interest expense with respect to notes payable to Dr. Arnold S. Lippa: $3,062 and $2,817 for the three-months ended June 30, 2021 and 2020, respectively, and $ 6,097 and $5,633 for the six-months ended June 30, 2021 and 2020, respectively.

The following amounts were charged to interest expense with respect to notes payable to Dr. James S. Manuso: $4,651 and $4,228 for the three-months ended June 30, 2021 and 2020, respectively, and $9,252 and $8,439 for the six-months ended June 30, 2021 and 2020, respectively.

As of September 30, 2018, Dr. James S. Manuso resigned as executive officer in all capacities and as a member of the board of directors of RespireRx (the “Board of Directors”).

Other Short-Term Notes Payable

Other short-term notes payable at June 30, 2021 and December 31, 2020 consisted of premium financing agreements with respect to various insurance policies. At June 30, 2021, a premium financing agreement was payable in the initial amount of $81,672 (after payment of a deposit of $20,347), with interest at 11% per annum, in eight monthly installments of $10,635. In addition, there is $9,238 of short-term financing of office and clinical trials insurance premiums. At June 30, 2021 and December 31, 2020, the aggregate amount of the short-term notes payable was $71,060 and $4,608 respectively.

5. Settlement and Payment Agreements

On February 21, 2020, Sharp Clinical Services, Inc. (“Sharp”), a vendor of the Company, filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County related to a December 16, 2019 demand for payment of past due invoices inclusive of late fees totaling $103,890 of which $3,631 related to late fees, seeking $100,259 plus 1.5% interest per month on outstanding unpaid invoices. On May 29, 2020, a default was entered against the Company, and on September 4, 2020, a final judgment by default was entered against the Company in the amount of $104,217. On March 3, 2021, we executed a settlement agreement with Sharp (the “Sharp Settlement Agreement”), and on March 9, 2021, Sharp requested of the Bergen (NJ) County Sheriff, the return of the Writ of Execution which resulted in a release of the lien in favor of Sharp. The Sharp Settlement Agreement calls for a payment schedule of ten $10,000 payments due on April 1, 2021 and every other month thereafter, and permitted early settlement at $75,000 if the Company had paid Sharp that lower total by August 1, 2021, but the Company did not pay Sharp that lower amount by that date. The Company has recorded a liability to Sharp of $83,859 as of June 30, 2021 after payments totaling $20,000 pursuant to the Sharp Settlement Agreement ..

By letter dated February 5, 2016, the Company received a demand from a law firm representing Salamandra, LLC (“Salamandra”) alleging an amount due and owing for unpaid services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded Salamandra the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted Salamandra attorneys’ fees and costs of $47,937. All such amounts have been accrued as of June 30, 2021 and December 31, 2020, including accrued interest at 4.5% annually from February 26, 2018, the date of the judgment, through June 30, 2021, totaling $27,954. The Company had previously entered into a settlement agreement with Salamandra that is no longer in effect. RespireRx has approached Salamandra seeking to negotiate a new settlement agreement. A lien with respect to the amounts owed is in effect.

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

On April 29, 2021, RespireRx entered into a payment and settlement agreement with the University of California Innovation and Entrepreneurship, pursuant to which it agreed to a payment schedule that is reflected in accounts payable and accrued expenses in the Company’s condensed consolidated financial statements as of June 30, 2021. The total amount due is $234,657. The agreed payment schedule is for the Company to pay $10,000 on each of July 1, 2021, September 1, 2021, November 1, 2021, January 1, 2022 and March 31, 2022. If RespireRx pays an aggregate of $175,000 on or before March 31, 2022, the amounts will be considered paid in full with no further amounts due. If an aggregate of $175,000 has not been paid by March 31, 2022, the remaining unpaid amount up to an aggregate of the original amount of $234,657 would be due and payable. The payment due on July 1, 2021 was timely paid.

The due date of the $100,000 annual amount payable to the University of Illinois that was originally due on December 31, 2020 pursuant to the 2014 License Agreement was extended to April 19, 2021 and was paid in full on April 1, 2021 .

By email dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and payable for investment banking services rendered. Such amount has been included in accrued expenses at June 30, 2021 and December 31, 2020. See Note 1 for additional information on the Pier transaction.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s consolidated financial statements as of June 30, 2021 and December 31, 2020 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

6. Stockholders’ Deficiency

Preferred Stock

RespireRx has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of June 30, 2021 and December 31, 2020, 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”).

Series B Preferred Stock outstanding as of June 30, 2021 and 2020 consisted of 37,500 shares issued in a May 1991 private placement. The shares of Series B Preferred Stock are convertible into 1 share of common stock. RespireRx may redeem the Series B Preferred Stock for $25,001 at any time upon 30 days prior notice.

Although other series of preferred stock have been designated, no other shares of preferred stock are outstanding. As of June 30, 2021 and December 31, 2020, 3,504,424 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

Common Stock

RespireRx has authorized 2,000,000,000 (2 billion) shares of common stock, par value $0.001 per share. There are 90,396,596 shares of the Company’s common stock outstanding as of June 30, 2021. After reserving for conversions of convertible debt and convertible preferred stock, as well as exercises of common stock purchase options (granted and available for grant within the 2014 and 2015 stock and stock option plans) and warrants and the issuance of Pier contingent shares and before accounting for incremental contract excess reserves, there were 1,821,470,177 shares of the Company’s common stock available for future issuances as of June 30, 2021. After accounting for incremental excess reserves contractually required by the various convertible notes and certain warrants, there were 1,744,916,143, shares of common stock available for future issuances as of June 30, 2021. On May 27, 2021, a holder of a warrant exercised the warrant in part, exercising into 900,000 shares of common stock on a cashless basis, what would have exercised into 1,665,958 shares of common stock on a cash basis. The Company did not receive any cash proceeds from the exercise. No other warrants were exercised during the six-months ended June 30, 2021. No options were exercised during the six-months ended June 30, 2021. No warrants or options were exercised after June 30, 2021.

Common Stock Warrants

A summary of warrant activity for the six-months ended June 30, 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2020	28,809,352	$0.1528	2.64
Issued	12,561,174	0.02
Expired	(8,595)
Cancelled upon exchange	(1,062,500)	0.07
Exercised	(1,665,958)	0.02
Warrants outstanding at June 30, 2021	38,633,473	$0.1002	1.78

Warrants exercisable at June 30, 2020	12,451,465	$0.3272	3.79
Warrants exercisable at June 30, 2021	38,633,473	$0.1002	1.78

The exercise prices of common stock warrants outstanding and exercisable are as follows at June 30, 2021:

Exercise Price	Warrants Outstanding and Exercisable (Shares)	Expiration Date
$0.016	2,212,500	May 17, 2022
$0.020	10,514,648	March 31, 2026-June 30, 2021
$0.039	208,227	May 10, 2026
$0.047	172,341	May 3, 2026
$0.070	25,377,426	September 30, 2023
$11.00 -27.50	148,331	December 31, 2021-December 30, 2023
	38,633,473

Based on a value of $0.0365 per share on June 30, 2021, there were 12,727,148 exercisable in-the-money common stock warrants as of June 30, 2021.

A summary of warrant activity for the six-months ended June 30, 2020 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2019	219,104	$18.7109	3.44000
Warrants issued due to anti-dilution provisions increasing number of originally issued warrants included in December 31, 2019 balance	13,882,479	0.0153	3.70650
Exercised	(1,650,118)	0.0157	-
Warrants outstanding and exercisable at June 30, 2020	12,451,465	$0.3272	3.78506

The exercise prices of common stock warrants outstanding and exercisable at June 30, 2020 ranged from $0.01485 to $79.30 and these warrants were exercisable into an aggregate of 12,451,465 shares, which warrants have expired or will expire, as applicable, between February 28, 2021 and October 22, 2024.

Based on a value of $0.064 per share on June 30, 2020, there were 12,269,098 exercisable in-the-money common stock warrants as of that date.

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

On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan (as amended, the “2015 Plan”). As of June 30, 2021, there are 8,756,559 shares available in the 2015 Plan. The Company has not and does not intend to present the 2015 Plan to stockholders for approval.

Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of stock-based compensation costs and fees is provided at Note 3.

A summary of stock option activity for the six-months ended June 30, 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2020	7,165,215	$1.96	4.98
Expired	(52,308)	73.78	-
Options outstanding at June 30, 2021	7,112,907	$1.43	4.13

Options exercisable at June 30, 2021	7,062,907	$1.44	4.13

The exercise prices of common stock options outstanding and exercisable were as follows at June 30, 2021:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.0540	1,700,000	1,650,000	September 30, 2025
$0.072	5,050,000	5,050,000	July 31, 2025
$7.00-$195.00	362,907	362,907	September 12, 2021 - December 9, 2027
	7,112,907	7,062,907

There was no deferred compensation expense for the outstanding and unvested stock options at June 30, 2021.

Based on a fair value of $0.0365 per share on June 30, 2021, there were no exercisable in-the-money common stock options as of that date.

Reserved and Unreserved Shares of Common Stock

As of June 30, 2021, there are 2,000,000,000 shares of common stock authorized, of which 90,396,596 are issued and outstanding. As of June 30, 2021, there are outstanding options to purchase 7,112,907 share of common stock and 6,325 and 8,756,559 shares available for issuance under the 2014 Plan and 2015 Plan, respectively. There are 649 Pier contingent shares of common stock that may be issued under certain circumstances. As of June 30, 2021, there are 33,623,313 shares issuable upon conversion of convertible notes. As of June 30, 2021, there are 38,633,473 shares that may be issued upon exercise of outstanding warrants. As of June 30, 2021, the Series B Preferred Stock may convert into 1 share of common stock. Therefore, the Company is reserving 88,133,227 shares of common stock for future issuances with respect to conversions and exercises as well as for the Pier contingent shares. In addition, certain convertible notes and related warrants impose an additional contractual reserve requirement, above the number of shares into which such convertible notes and related warrants may convert or exercise respectively. Although the Company does not anticipate having to issue such shares, such incremental additional contractual reserves total 76,554,034 shares of common stock.

7. Related Party Transactions

Dr. Arnold S. Lippa and Jeff E. Margolis, officers and directors of RespireRx since March 22, 2013, have indirect ownership and managing membership interests in Aurora Capital LLC (“Aurora”) through interests held in its members, and Jeff. E. Margolis is also an officer of Aurora. Aurora was a boutique investment banking firm specializing in the life sciences sector that ceased its securities related activities in April 2021. On May 5, 2021, Aurora filed to withdraw its membership with FINRA and its registration with the SEC which withdrawal became effective in July 2021. Although Aurora has not provided services to RespireRx during the six-months ended June 30, 2021 or the fiscal year ended December 31, 2020, Aurora had previously provided services to the Company and there remains $96,000 owed to Aurora by RespireRx which amount is included in accounts payable and accrued expenses as of June 30, 2021.

A description of advances and notes payable to officers is provided at Note 4.

8. Commitments and Contingencies

Pending or Threatened Legal Action and Claims

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements as of June 30, 2021 and 2020 with respect to such matters. See Note 5 for additional items and details.

On April 29, 2021, RespireRx entered into a payment and settlement agreement with the University of California Innovation and Entrepreneurship, pursuant to which it agreed to a payment schedule that is reflected in accounts payable and accrued expenses in the Company’s condensed consolidated financial statements as of June 30, 2021. The total amount due is $234,657. The agreed payment schedule is for the Company to pay $10,000 on each of July 1, 2021, September 1, 2021, November 1, 2021, January 1, 2022 and March 31, 2022. If RespireRx pays an aggregate of $175,000 on or before March 31, 2022, the amounts will be considered paid in full with no further amounts due. If an aggregate of $175,000 has not been paid by March 31, 2022, the remaining unpaid amount up to an aggregate of the original amount of $234,657 would be due and payable. The payment due on July 1, 2021 was timely paid.

Significant Agreements and Contracts

Consulting Agreements

Richard Purcell, the Company’s Senior Vice President of Research and Development on at-will basis since October 15, 2014, provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc. (“DNA Healthlink”), through which the Company has contracted for his services for a monthly cash fee of $12,500. Cash compensation expense pursuant to this agreement totaled $0 and $37,500 for the three-months ended June 30, 2021 and 2020, respectively, and $0 and $75,000 for the six-months ended June 30, 2021 and 2020, respectively, which is included in research and development expenses in the Company’s condensed consolidated statements of operations for such periods. Mr. Purcell provided services to the Company through DNA Healthlink at a rate of $250 per hour and totaled $5,000 during the three-months and six-months ended June 30, 2021, respectively. Mr. Purcell and the Company are in discussions intended to amend the contract with DNA Healthlink to define going-forward services to be provided to the Company and establish a rate therefore and to establish a payment schedule for amounts due to DNA Healthlink currently recorded in accounts payable.

The Company entered into a consulting contract with David Dickason effective September 15, 2020 pursuant to which Mr. Dickason was appointed to and serves as the Company’s Senior Vice President of Pre-Clinical Product Development on an at-will basis at the rate of $250 per hour. The Company recorded, but did not pay cash compensation expense pursuant to this agreement of $72,375 for the six-months ended June 30, 2021.

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

	Contract year ending				Contract year ending				Contract year ending
	September 30, 2021				September 30, 2022				September 30, 2023
	Three months				Twelve months				Twelve months
	Base		Guaranteed		Base		Guaranteed		Base		Guaranteed
	Salary	Benefits	Bonus	Total	Salary	Benefits	Bonus	Total	Salary	Benefits	Bonus	Total

Timothy L. Jones	$75,000	$9,900	$150,000	$234,900	$300,000	$39,600	$300,000	$639,600	$300,000	$39,600	$300,000	$639,600
Arnold S. Lippa	75,000	9,900	-	84,900	—	—	—	—	—	—	—	—
Jeff E. Margolis	75,000	5,400	—	80,400	—	—	—	—	—	—	—	—

	$225,000	$25,200	$150,000	$400,200	$300,000	$39,600	$300,000	$639,600	$300,000	$39,600	$300,000	$639,600

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

University of Wisconsin-Milwaukee Outreach Services Agreement

On July 12, 2021, the Company and the Board of Regents of the University of Wisconsin System on behalf of the University of Wisconsin-Milwaukee (“UWM”) entered into an Outreach Services Agreement pursuant to which UWM agreed to provide, among other molecules, multiple milligram to gram quantities of KRM-II-81 (GABAkine) and the Company agreed to pay UWM an annual sum of $75,000 payable in three installments of $25,000 each beginning October 12, 2021 and on a quarterly basis thereafter. The agreement terminates on June 30, 2022 unless extended upon consent of both parties. See Note 9 for additional information.

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

The Company recorded charges to operations of $25,000 during the three-months ended June 30, 2021 and 2020, respectively, and $50,000 during the six-months ended June 30, 2021 and 2020, respectively, with respect to its minimum annual royalty obligation, which is included in research and development expenses in the Company’s condensed consolidated statement of operations for the three-months and six-months ended June 30, 2021 and 2020. As discussed above, the Company did not pay the amount due on December 31, 2020 for which the Company was granted an extension until April 19, 2021 and which was paid in full on April 1, 2021.

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

There was no activity during the three-months ended and six-months ended June 30, 2021 or 2020 that affect the Bausch agreement.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2021, aggregating $2,179,870. License agreement amounts included in the 2021 column represents amounts contractually due from July 1, 2021 through December 31, 2021 (six months) and in each of the subsequent years, represents the full year. Employment agreement amounts included in the 2021 column represent amounts contractually due from July 1, 2021 through September 30, 2021 (three months) when such contracts expire unless extended pursuant to the terms of the contracts.

		Payments Due By Year
	Total	2021	2022	2023	2024	2025
License agreements	$585,370	$75,000	$165,092	$115,093	$130,185	$100,000
Employment agreements (1)	1,594,500	400,200	639,600	554,700	-	-
Total	$2,179,870	$475,200	$804,692	$669,793	$130,185	$100,000

(1)	The payment of certain of such amounts has been deferred indefinitely, as described above in “Employment Agreements”.

9. Subsequent Events

University of Wisconsin-Milwaukee Outreach Services Agreement

On July 12, 2021, the Company and the Board of Regents of the University of Wisconsin System on behalf of the University of Wisconsin-Milwaukee (“UWM”) entered into an Outreach Services Agreement pursuant to which UWM agreed to provide, among other molecules, multiple milligram to gram quantities of KRM-II-81 (GABAkine) and the Company agreed to pay UWM an annual sum of $75,000 payable in three installments of $25,000 each beginning October 12, 2021 and on a quarterly basis thereafter. The agreement terminates on June 30, 2022 unless extended upon consent of both parties.

Amendment to Convertible Note

On July 27, 2021, the maturity date of the note scheduled to mature on July 28, 2021 was extended to December 1, 2021 and the original and remaining principal amount of the note was increased by $5,000 from $40,000 to $45,000 and from $15,000 to $20,000 respectively, with interest on the incremental increase in principal amount accruing from the note inception date.

Filing of Form 1-A

On August 9, 2021, the Company filed a Form 1-A Preliminary Offering Statement under Regulation A of the Securities Act with respect to a contemplated Tier 2 offering that may continue for a two-year period. No offering of securities may be made until and unless the offering is qualified by the SEC. The proposed offering is for up to 250,000,000 shares of common stock at a per share offering price of between $0.02 to $0.03, with the exact share price to be set forth by supplement to the Offering Statement, and with gross proceeds not to exceed $7,500,000. On August 12, 2021, the Company received a letter from the SEC informing us that it does not intend to review the Offering Statement, and that upon satisfaction of certain conditions, it will consider qualifying the Offering Statement at the Company’s request.

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

Overview

The mission of the Company is to develop innovative and revolutionary treatments to combat disorders caused by disruption of neuronal signaling. We are developing treatment options that address conditions that affect millions of people, but for which there are limited or poor treatment options, including obstructive sleep apnea (OSA), attention deficit hyperactivity disorder (“ADHD”), epilepsy, chronic pain, including inflammatory and neuropathic pain, recovery from spinal cord injury (“SCI”), as well as other areas of interest based on results of preclinical and clinical studies to date.

RespireRx is developing a pipeline of new drug products based on our broad patent portfolios across two distinct drug platforms:

(i)	our pharmaceutical cannabinoids platform (which we refer to as ResolutionRx ) is developing compounds that target the body’s endocannabinoid system, and in particular, the re-purposing of dronabinol, an endocannabinoid CB1 and CB2 receptor agonist, for the treatment of OSA. Dronabinol is already approved by the FDA for other indications.

(ii)	our neuromodulators platform (which we refer to as EndeavourRx) is made up of two programs: (a) our AMPAkines program, which is developing proprietary compounds that are positive allosteric modulators (“PAMs”) of AMPA-type glutamate receptors to promote neuronal function and (b) our GABAkines program, which is developing proprietary compounds that are PAMs of GABAA receptors, and which was recently established pursuant to our entry with the University of Wisconsin-Milwaukee Research Foundation, Inc., an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”), into a patent license agreement (the “UWMRF Patent License Agreement”).

Financing our Platforms

Our major challenge has been to raise substantial equity or equity-linked financing to support research and development plans for our pharmaceutical cannabinoid and neuromodulator platforms, while minimizing the dilutive effect to pre-existing stockholders. At present, we believe that we are hindered primarily by our public corporate structure, our OTCQB listing, and low market capitalization as a result of our low stock price.

For this reason, the Company has implemented an internal restructuring plan through which our two drug platforms have been reorganized into separate business units and may in the future be organized into subsidiaries of RespireRx. We believe that by creating one or more subsidiaries to further the aims of ResolutionRx and EndeavourRx, it may be possible, through separate finance channels, to optimize the asset values of each. We are also planning to commence, assuming the SEC qualifies the offering, a securities offering pursuant to Regulation A under the Securities Act. See Note 9. Subsequent Events – Filing of Form 1-A to the Company’s condensed consolidated financial statements at June 30, 2021.

The Company is also involved in business development efforts (licensing/sub-licensing, joint venture and other commercial structures) with a view to securing strategic partnerships that represent strategic and operational infrastructure additions, as well as cash and in-kind funding opportunities. These efforts have focused on, but have not been limited to, engaging with brand and generic pharmaceutical and biopharmaceutical companies as well as companies with potentially useful formulation or manufacturing capabilities, significant subject matter expertise and financial resources. No assurance can be given that any transaction will come to fruition or that if it does, that the terms will be favorable to the Company.

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

Technology Rights

University of Illinois License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement to our condensed consolidated financial statements at June 30, 2021.

UWMRF Patent License Agreement

See Notes 1, 2 and 8 to our condensed consolidated financial statements at June 30, 2021.

Going Concern

See Note 2. Business – Going Concern to our condensed consolidated financial statements at June 30, 2021.

The Company’s regular efforts to raise capital and to evaluate measures to permit sustainability are time-consuming and intensive. Such efforts may not prove successful and may cause distraction, disruption or other adversity that limits the Company’s development program efforts.

Recent Accounting Pronouncements

See Note 2 to the Company’s condensed consolidated financial statements at June 30, 2021.

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Concentration of Risk

See Note 2. Significant Accounting Policies – Concentration of Credit Risk to the Company’s condensed consolidated financial statements at June 30, 2021.

See Note 8. Commitments and Contingencies – University of Illinois 2014 Exclusive License Agreement to the Company’s condensed consolidated financial statements at June 30, 2021.

See Note 8. Commitments and Contingencies – UWMRF Patent License Agreement to the Company’s condensed consolidated financial statements at June 30, 2021.

See Note 9. Subsequent Events - University of Wisconsin-Milwaukee Outreach Services Agreement to the Company’s condensed consolidated financial statements at June 30, 2021.

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

Critical accounting policies and estimates are described in the notes to the Company’s condensed consolidated financial statements and include:

-	Stock-based awards
-	Research and Development Costs
-	License Agreements
-	Patent Costs
-	Convertible Notes

See Critical Accounting Policies and Estimates in our 2020 Form 10-K for a complete description.

Results of Operations

The Company’s consolidated statements of operations as discussed herein are presented below.

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
General and administrative, including related parties	$426,169	$463,739	$1,071,545	$829,019
Research and development, including related parties	237,828	153,176	392,592	308,466
Total operating expenses	663,997	616,915	1,464,137	1,137,485
Loss from operations	(663,997)	(616,915)	(1,464,137)	(1,137,485)
Gain on warrant exchange,	1,099	-	1,099
Loss on extinguishment of debt and other liabilities in exchange for equity	-	-	-	(323,996)
Interest expense, including related parties	(151,842)	(190,606)	(231,312)	(331,316)
Foreign currency transaction gain (loss)	2,526)	(8,616)	31,887	29,942

Net loss attributable to common stockholders	$(812,214)	$(816,137)	$(1,662,463)	$(1,762,855)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)

Weighted average common shares outstanding - basic and diluted	89,832,860	86,606,705	82,212,945	49,320,761

Three-months Ended June 30, 2021 and 2020

Revenues. The Company had no revenues during the three-months ended June 30, 2021 and 2020.

General and Administrative. For the three-months ended June 30, 2021 general and administrative expenses were $426,169, a decrease of $37,570, as compared to $463,739 for the three-months ended June 30, 2020. The decrease is primarily the result of decreases in general legal expenses of $77,654 due to reduced usage of professional services and a decrease of $10,769 in expenses for directors and officers liability insurance (“D&O”) premiums as a result of the expiration after June 30, 2020 of the tail component of such D&O coverage, offset by increases in salaries of $39,300 as a result of our President and CEO accruing salary for the full quarter in 2021 in contrast to only a partial quarter in 2020, as well as an increase in accounting services of $37,783 and smaller increases in other categories of general and administrative expenses.

Research and Development. For the three-months ended June 30, 2021, research and development expenses were $237,828, an increase of $84,652, as compared to $153,176 for the three-months ended June 30, 2020. The increase in research and development expenses for the three-months ended June 30, 2021, as compared to the three-months ended June 30, 2020, is primarily due to the increase in expenses with respect to new product formulation development and for quality testing of active pharmaceutical ingredients for anticipated research and development activities.

Research and development expenses included $7,500 of stock-based compensation for the three-months ended June 30, 2021 and $0 for the three-months ended June 30, 2020.

Interest Expense. During the three-months ended June 30, 2021, interest expense was $151,842 as compared to $190,606 for the three-months ended June 30, 2020. The decrease of $38,764 is primarily the result of interest no longer being incurred on convertible notes repaid in full or in part as a result of conversion.

Foreign Currency Transaction (Loss) Gain. Foreign currency transaction gain was $2,526 for the three-months ended June 30, 2021, as compared to a foreign currency transaction loss of $8,616 for the three-months ended June 30, 2020. The foreign currency transaction (loss) gain relates to the $399,774 loan from SY Corporation, made in June 2012, which is denominated in the South Korean Won.

Net Loss Attributable to Common Stockholders. For the three-months ended June 30, 2021, the Company incurred a net loss of $812,214 as compared to a net loss of $816,137 for the three-months ended June 30, 2020.

Six-months Ended June 30, 2021 and 2020

Revenues. The Company had no revenues during the six-months ended June 30, 2021 and 2020.

General and Administrative. For the six-months ended June 30, 2021, general and administrative expenses were $1,071,545, an increase of $242,526, as compared to $829,019 for the six-months ended June 30, 2020. The increase in general and administrative expenses is primarily due to an increase of $314,300 in salaries, primarily due to a $200,000 guaranteed bonus to our President and CEO as well as a full six months of salary and benefits in 2021 compared to a salary for a partial period in the prior year given that our President and CEO had joined the Company in May 2020 and had not accrued a full six months salary. In addition, there was an increase of $54,433 in accounting expenses and $20,437 in transfer agent expenses. These increases were offset by decreases of $120,651 in corporate legal expenses and $10,398 in directors and officers liability insurance (“D&O”) premiums as a result of the expiration after June 30, 2020 of the tail component of such D&O coverage.

Research and Development. For the six-months ended June 30, 2021, research and development expenses were $392,592, an increase of $84,126, as compared to $308,466 for the six-months ended June 30, 2020. The increase in research and development expenses for the six-months ended June 30, 2021, as compared to the three-months ended June 30, 2020, is primarily due to the increase in expenses with respect to new product formulation development and for quality testing of active pharmaceutical ingredients for anticipated research and development activities.

Research and development expenses included $15,000 of stock-based compensation for the six-months ended June 30, 2021 and $0 for the six-months ended June 30, 2020.

Loss on Extinguishment of Convertible Debt. There was no loss on extinguishment of debt during the six-months ended June 30, 2021 as compared to a loss on extinguishment of debt of $323,996 for the six-months ended June 30, 2020.

Interest Expense. During the six-months ended June 30, 2021, interest expense was $231,312 as compared to $331,316 for the six-months ended June 30, 2020. The decrease of $100,004 is primarily the result of interest no longer being incurred on convertible notes repaid in full or in part as a result of conversion.

Foreign Currency Transaction (Loss) Gain. Foreign currency transaction gain was $31,887 for the six-months ended June 30, 2021, as compared to a foreign currency transaction gain of $29,942 for the six-months ended June 30, 2020. The foreign currency transaction (loss) gain relates to the $399,774 loan from SY Corporation, made in June 2012, which is denominated in the South Korean Won.

Net Loss Attributable to Common Stockholders. For the six-months ended June 30, 2021, the Company incurred a net loss of $1,662,463 as compared to a net loss of $1,762,855 for the six-months ended June 30, 2020.

Liquidity and Capital Resources – June 30, 2021

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,662,463 for the six-months ended June 30, 2021 and $4,301,210 for the fiscal year ended December 31, 2020, has incurred negative operating cash flows of $688,571 for the six-months ended June 30, 2021 and $513,001 for the fiscal year ended December 31, 2020, had a stockholders’ deficiency of $8,816,881 at June 30, 2021, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2020, expressed substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2021, the Company had a working capital deficit of $8,816,881, as compared to a working capital deficit of $8,063,320 at December 31, 2020, reflecting an increase in the working capital deficit of $753,561 for the six-months ended June 30, 2021. This is primarily the result of increases in accounts payable and accrued expenses and accrued compensation reflected in our loss from operations during the six-months ended June 30, 2021. During the fiscal year ended December 31, 2020, there was forgiveness of certain compensation and related benefits by certain executive officers aggregating $1,684,218 in exchange for equity, having the effect of reducing accrued compensation and related benefits by that amount, which did not occur during the six-month period ended June 30, 2021. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Forgiveness of Accrued Compensation and Related Costs” in our 2020 Form 10-K. In addition, a portion of accounts payable to two vendors totaling $241,109 was exchanged for equity during the fiscal year ended December 31, 2020. No similar exchanges occurred during the six-months ended June 30, 2021.

At June 30, 2021, the Company had cash of $32,056, as compared to $825 at December 31, 2020, reflecting an increase in cash of $31,231 for the six-months ended June 30, 2021.

In general, substantially all of the cash raised in financings during the six-months ended June 30, 2021 and during fiscal year ended December 31, 2020 was utilized to pay general and administrative expenses or the related accounts payable, including, but not limited to, payments to our licensors, our independent registered public accounting firm, our corporate law firm, our patent and intellectual property law firm and for other patent and intellectual property services, our transfer agent, our financial printer and limited cash payments of compensation. Cash was also utilized to pay research and development expenses or the related accounts payable for new product formulation work performed by a contractor with respect to the development of a new proprietary formulation of dronabinol. Cash was also utilized, among other purposes, to make payments pursuant to directors and officers insurance and other insurance financings and to repay, in part, certain advances made by officers and one vendor and payments of certain outstanding accounts payable.

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

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including the pursuit of the Company’s planned research and development activities. We are planning to commence, assuming the SEC qualifies the offering, a securities offering pursuant to Regulation A under the Securities Act. See Note 9. Subsequent Events – Filing of Form 1-A to the Company’s condensed consolidated financial statement at June 30, 2021.

We provide no assurance that this offering will be qualified, or if qualified, would result in a financing on terms or for net proceeds acceptable to the Company. The Company regularly evaluates various other measures to satisfy the Company’s liquidity needs, including development and other agreements with collaborative partners and, when necessary, seeks to exchange or restructure the Company’s outstanding securities. The Company is evaluating certain changes to its operations and structure to facilitating raising capital from sources that may be interested in financing only discrete aspects of the Company’s development programs. Such changes could include a significant reorganization, which may include the formation of one or more subsidiaries into which one or more programs may be contributed. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

Operating Activities. For the six-months ended June 30, 2021, operating activities utilized cash of $688,571, as compared to utilizing cash of $106,448 for the six-months ended June 30, 2020, to support the Company’s ongoing general and administrative expenses as well as its research and development activities.

Financing Activities. For the six-months ended June 30, 2021, financing activities consisted of net proceeds from convertible note financings of $541,050 net of original issue discounts and note costs, sales of common stock pursuant to an equity line of $117,299 and $66,453 with respect to financing of a new directors and officers insurance policy, offset by a $5,000 partial repayment of an officer advance.

Principal Commitments

Employment Agreements

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – Employment Agreements to our condensed consolidated financial statements at June 30, 2021.

University of Illinois 2014 Exclusive License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement to our condensed consolidated financial statements at June 30, 2021.

UWM Research Foundation Patent License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts, UWM Research Foundation Patent License Agreement to our condensed consolidated financial statements at June 30, 2021.

University of Wisconsin-Milwaukee Outreach Services Agreement

See Note 9. Subsequent Events - University of Wisconsin-Milwaukee Outreach Services Agreement to our condensed consolidated financial statements at June 30, 2021.

A table setting forth the Company’s principal cash obligations and commitments for the next five fiscal years as of June 30, 2021, aggregating $2,179,870, is set forth in Note 8. Commitments and Contingencies – Summary of Principal Cash Obligations and Commitments.

Off-Balance Sheet Arrangements

At June 30, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are periodically subject to various pending and threatened legal actions and claims. See Note 8. Commitments and Contingencies – Pending or Threatened Legal Actions and Claims to our condensed consolidated financial statements at June 30, 2021 for details regarding these matters.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the six-months ended June 30, 2021 that were not disclosed by the Company on a Current Report on Form 8-K. In connection with previously reported unregistered sales of warrants and convertible notes, there was a cashless exercise of warrants as described in Note 6. Stockholders’ Deficiency – Common Stock, and there were conversions of convertible notes inclusive of accrued interest as disclosed in Note 4. Notes Payable – Convertible Notes Payable of our condensed consolidated financial statements at June 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation, The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although SY Corporation has not issued a notice of default or a demand for repayment. The Company believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the six-months ended June 30, 2021, there were no further communications between the Company and SY Corporation.

The note payable to SY Corporation consists of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	435,174	411,384
Foreign currency transaction adjustment	21,138	53,393
	$856,086	$864,551

Interest expense with respect to this promissory note was $23,789 and $23,921 for the six-months ended June 30, 2021 and 2020, respectively and $11,960 for the three-months ended June 30, 2021 and 2020, respectively.

Default on Convertible Notes Payable

As of June 30, 2021, principal and accrued interest on the Original Convertible Note that is subject to a default notice totaled $51,111, of which $26,111 was accrued interest. See Note 4. Notes Payable – Convertible Notes Payable for more information.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The information below is reported in lieu of information that would be reported under Items 1.01 and 2.03 under Form 8-K.

Placement Agent Agreement

On August 6, 2021, the Company entered into an investment banking agreement (“PA Agreement”) with Primary Capital LLC (“PC”), pursuant to which PC will act as the Company’s exclusive placement agent for a twelve-month period beginning August 2, 2021, in connection with a contemplated best-efforts securities offering under Regulation A of the Securities Act (“Reg A Offering”). The PA Agreement calls for PC to provide additional investment banking services, both related to the Reg A Offering and independent of the Reg A Offering. The PA Agreement calls for cash fees payable to PC equal to 7% of the gross proceeds from the Reg A Offering associated with investors originated by PC and 4% of the gross proceeds from the Reg A Offering associated with investors originated by the Company. In addition, the PA Agreement calls for fees payable as warrants equal to 7% of that number of shares of the Company’s common stock with respect to investors originated by PC and 4% for investors originated by the Company. The PA Agreement also provides for a 7% cash and 7% warrant fee for PC-originated investors in any non-Reg A Offering of securities and a cash fee of 5% of the transaction value at the closing of a sale or merger or acquisition transaction. This PA Agreement supersedes all prior contemporaneous negotiations, commitments, agreements and writings with respect to the subject matter of the PA Agreement. The foregoing description of the PA Agreement does not purport to be complete and is qualified in its entirety by reference to the PA Agreement, a copy of which is attached to this report as Exhibit 99.1.

The Company filed a Form 1-A Preliminary Offering Statement with the SEC on August 9, 2021. The SEC has not yet qualified the Reg A Offering. See Note 9. Subsequent Events – Filing of Form 1-A to the Company’s condensed consolidated financial statements as of June 30, 2021.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1	Securities Purchase Agreement, dated April 30, 2021, between RespireRx Pharmaceuticals Inc. and Labrys Fund, L.P. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 3, 2021).

10.2	Piggy-Back Registration Rights Agreement, dated April 30, 2021, between RespireRx Pharmaceuticals Inc. and Labrys Fund, L.P. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 3, 2021).

10.3	10% Convertible Note, dated April 30, 2021 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 3, 2021).

10.4	Common Stock Purchase Warrant, dated April 30, 2021 (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 3, 2021).

10.5	Securities Purchase Agreement, dated May 10, 2021, between RespireRx Pharmaceuticals Inc. and LGH Investments, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 14, 2021).

10.6	Piggy-Back Registration Rights Agreement, dated May 10, 2021, between RespireRx Pharmaceuticals Inc. and LGH Investments, LLC (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 14, 2021).

10.7	10% Convertible Note, dated May 10, 2021 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 14, 2021).

10.8	Common Stock Purchase Warrant, dated May 10, 2021 (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 14, 2021).

10.9	Securities Purchase Agreement, dated June 29, 2021, between RespireRx Pharmaceuticals Inc. and EMA Financial, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed July 6, 2021).

10.10	Piggy-Back Registration Rights Agreement, dated June 29, 2021, between RespireRx Pharmaceuticals Inc. and EMA Financial, LLC (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed July 6, 2021).

10.11	10% Convertible Note, dated June 29, 2021 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed July 6, 2021).

10.12	Common Stock Purchase Warrant, dated June 29, 2021 (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed July 6, 2021).

10.13	Exchange Agreement, dated June 28, 2021, between RespireRx Pharmaceuticals Inc. and EMA Financial, LLC (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed July 6, 2021).

10.14	Common Stock Purchase Warrant, dated June 28, 2021 (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed July 6, 2021).

10.15	Exchange Agreement, dated June 30, 2021, between RespireRx Pharmaceuticals Inc. and FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 99.8 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed July 6, 2021).

10.16	Common Stock Purchase Warrant, dated June 30, 2021 (incorporated by reference to Exhibit 99.9 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed July 6, 2021).

99.1	Placement Agent Agreement, dated August 6, 2021, by and between Primary Capital LLC and RespireRx Pharmaceuticals Inc. (incorporated by reference to Exhibit 1.1 of the Company’s Offering Statement on Form 1-A (file no. 24-11602) filed August 9, 2021).

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	iXBRL Instance Document

101.SCH*	iXBRL Taxonomy Extension Schema Document

101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document

101.PRE*	iXBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	iXBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPIRERX PHARMACEUTICALS INC.
(Registrant)

Date: August 16, 2021	By:	/s/ Timothy Jones
Timothy Jones
President and Chief Executive Officer

Date: August 16, 2021	By:	/s/ Jeff Eliot Margolis
Jeff Eliot Margolis
Senior Vice President, Chief Financial Officer, Treasurer and Secretary

