Form 10-Q
period 2021-09-30
RespireRx Pharmaceuticals Inc.
filed 2021-11-15
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

As of November 10, 2021, the Company had 94,907,943, shares of common stock, $0.001 par value, issued and outstanding.

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

These factors include but are not limited to, regulatory policies or changes thereto, available cash, research and development results, issuance of patents, competition from other similar businesses, interest of third parties in collaborations with us, and market and general economic factors, and other risk factors disclosed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on April 15, 2020 (the “2020 Form 10-K”) as well as any subsequent reports filed from time to time with the SEC.

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

For more information about the risks and uncertainties the Company faces, see “Item 1A. Risk Factors” in our 2020 Form 10-K, and subsequent reports and registration statements filed from time to time with the SEC. Forward-looking statements speak only as of the date they are made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments. We advise investors to consult any further disclosures we may make on related subjects in our annual reports on Form 10-K, as well as subsequent reports file from time to time with the SEC.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$556	$825
Deferred financing costs	167,976	52,609
Prepaid expenses	61,449	31,653

Total current assets	229,981	85,087

Total assets	$229,981	$85,087

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including amounts owed to related parties	$5,058,227	$4,923,947
Accrued compensation and related expenses	2,408,759	1,540,809
Convertible notes payable, including accrued interest of $121,493 and $85,693 at September 30, 2021 and December 31, 2020, respectively, which includes accrued interest to related parties (Note 4)	559,790	414,860
Note payable to SY Corporation, including accrued interest of $447,266 and $411,385 at September 30, 2021 and December 31, 2020, respectively (payment obligation currently in default – Note 4)	830,202	864,551
Notes payable to officer, including accrued interest (Note 4)	229,390	213,067
Notes payable to former officer, including accrued interest (Note 4)	200,519	186,565
Other short-term notes payable	35,982	4,608

Total current liabilities	9,322,869	8,148,407

Long-term liabilities
Long-term accounts payable associated with payment settlement agreements (Note 5)	332,000	-

Total long-term liabilities	332,000	-

Total liabilities	9,654,869	-
Commitments and contingencies (Note 8)

Stockholders’ deficiency: (Note 6)
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized, issued and outstanding: 37,500; common share issuable upon conversion at 0.000030 common shares per Series B share: 1	21,703	21,703
Common stock, $0.001 par value; shares authorized: 2,000,000,000; shares issued and outstanding: 90,396,596 at September 30, 2021 and 71,271,095 at December 31, 2020, respectively (Note 2 and Note 6)	90,397	71,271
Additional paid-in capital	163,644,453	162,654,002
Accumulated deficit	(173,181,441)	(170,810,296)

Total stockholders’ deficiency	(9,424,888)	(8,063,320)

Total liabilities and stockholders’ deficiency	$229,981	$85,087

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
General and administrative, including related parties	$423,558	$1,140,204	$1,495,103	$1,969,223
Research and development, including related parties	157,751	171,776	550,343	480,242
Total operating expenses	581,309	1,311,980	2,045,446	2,449,465
Loss from operations	(581,309)	(1,311,980)	(2,045,446)	(2,449,465)
Gain on warrant exchange	-	-	1,099	-
Gain/(Loss) on extinguishment or settlement of debt and other liabilities	62,548	(65,906)	62,548	(389,902)
Interest expense, including related parties	(228,253)	(78,678)	(459,566)	(409,994)
Foreign currency transaction gain (loss)	38,332	(22,791)	70,220	7,151

Net loss	$(708,682)	$(1,479,355)	$(2,371,145)	$(3,242,210)
Deemed dividend associated with most favored nation provisions of convertible notes	$(378,042)	$-	$(378,042)	$-
Net loss attributable to common stockholders	$(1,086,724)	$1,479,355	$(2,749,187)	$-

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding - basic and diluted	90,396,596	22,435,203	83,757,619	13,179,304

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Nine-months and Three-months Ended September 30, 2021

	Series B
	Convertible
	Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Deficiency

Balance, December 31, 2020	37,500	$21,703	71,271,095	$71,271	$162,654,002	$(170,810,296)	$(8,063,320)
Sale of common stock	-	-	3,600,000	3,600	113,699	-	117,299
Costs of stock issuance	-	-	-	-	(52,609)	-	(52,609)
Issuance of note commitment shares and beneficial conversion feature	-	-	2,000,000	2,000	95,500	-	97,500
Issuance of common stock upon conversion of convertible notes	-	-	12,625,557	12,626	239,885	-	252,511
Stock -based compensation	-	-	-	-	44,250	-	44,250
Adjustment due to reverse stock split	-	-	(56)	-	-	-	-
Net loss	-	-	-	-	-	(850,249)	(850,249)
Balance, March 31, 2021	37,500	$21,703	89,496,596	$89,497	$163,094,727	$(171,660,545)	$(8,454,618)
Issuance of common stock upon cashless warrant exercise	-	-	900,000	900	(900)	-	-
Stock-based compensation	-	-	-	-	7,500	-	7,500
Gain on warrant exchanges	-	-	-	-	(1,099)	-	(1,099)
Note discounts	-	-	-	-	443,550	-	443,550
Net loss	-	-	-	-	-	(812,214)	(812,214)
Balance,June 30, 2021	37,500	$21,703	90,396,596	$90,397	$163,543,778	$(172,472,759)	$(8,816,881)
Issuance of note with beneficial conversion features, other note discounts and warrant	-	-	-	-	98,175	-	98,175
Stock-based compensation	-	-	-	-	2,500	-	2,500
Net loss	-	-	-	-	-	(708,682)	(708,682)
Balance, September 30, 2021	37,500	$21,703	90,396,596	$90,397	$163,644,453	$(173,181,441)	$(9,424,888)

Nine-months and Three-months Ended September 30, 2020

	Series B Convertible Preferred Stock		Common Stock		Additional		Total
				Par	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Value	Capital	Deficit	Deficiency
Balance, December 31, 2019	37,500	$21,703	417,507	$418	$159,042,145	$(166,509,085)	$(7,444,819)
Issuances of common stock	-	-	2,951,878	2,952	937,166	-	940,118
Net loss for the three months ended March 31, 2020	-	-	-	-	-	(946,718)	(946,718)
Balance at March 31, 2020	37,500	$21,703	3,369,385	$3,370	$159,979,311	$(167,455,803	$(7,451,419)
Issuances of common stock	-	-	18,861,353	18,861	311,947	-	330,808
Note discounts	-	-	-	-	90,000	-	90,000
Net loss	-	-	-	-	-	(816,137)	(816,137)
Balance, June 30, 2020	37,500	$21,703	22,230,738	$22,231	$160,381,258	$(168,271,940)	$(7,846,748)
Issuances of common stock (after issuance and full conversion of Series H Preferred Stock)	-	-	25,377,426	25,377	1,664,307	-	1,689,684
Note payable conversions	-	-	1,355,080	1,355	9,379	-	10,734
Option grants	-	-	-	-	337,500	-	337,500
Warrant exercises	-	-	8,820,956	8,821	(8,821)	-	-
Net loss	-	-	-	-	-	(1,479,355)	(1,479,355)
Balance, September 30, 2020	37,500	$21,703	57,784,200	$57,784	$162,383,623	$(169,751,295)	$(7,288,185)

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-months Ended
	September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(2,371,145)	$(3,242,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount	40,795	21,332
Amortization of capitalized note costs and debt discounts	300,510	280,183
Stock-based compensation included in -
General and administrative expenses	28,000	315,000
Research and development expenses	26,250	22,500
Gain on warrant exchange	(1,099)	-
Loss on extinguishment of debt	-	389,902
Foreign currency transaction (gain) loss	(70,220)	(7,151)
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses	(29,796)	(27,385)
Deferred financing cost	(167,976)	-
Increase (decrease) in -
Accounts payable and accrued expenses	470,280	1,062,163
Accrued compensation and related expenses	867,950	700,540
Accrued interest payable	105,829	134,402
Net cash used in operating activities	(800,622)	(350,724)

Cash flows from financing activities:
Proceeds from convertible note borrowings	754,500	274,750
Capitalized note costs and original issue discount	(109,950)	-
Proceeds from common stock issuance	117,299	-
Proceeds from issuance of note payable to officer	-	59,500
Officer advance	7,130	-
Repayment of short-term notes payable	(35,078)	-
Borrowings on short-term notes payable, net of repayments	66,452	-
Net cash provided by financing activities	800,353	334,250

Cash and cash equivalents:
Net increase/(decrease)	(269)	(16,474)
Balance at beginning of period	825	16,690
Balance at end of period	$556	$216

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Nine-months Ended June 30,
	2021	2020

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$6,653	$1,498
Income taxes	$-	$-

Non-cash financing activities:
Deferred offering costs applied against equity proceeds	$52,609	$-
Conversion of accounts payable to long-term liabilities	$332,000	$-
Commitment shares issued with debt financing	$58,500	$-
Shares issued with conversion of debt	$235,885	$-
Debt discounts established for convertible debt	$580,725	$90,000
Issuance of common stock for accrued compensation and benefits	$-	$306,000
Increase in principal amount of convertible note	$5,000	$-
Issuance of warrants as deemed dividend associated with most-favored nation provisions of convertible notes	$378,042	$-
Debt and accrued interest converted to common stock	$4,000	$950,241
Cashless warrant exercises	$900	$15,638

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

Basis of Presentation

The condensed consolidated financial statements are of RespireRx and its wholly-owned subsidiary, Pier (collectively referred to herein as the “Company,” “we” or “our,” unless the context indicates otherwise). The condensed consolidated financial statements of the Company at September 30, 2021 and for the three-months and nine-months ended September 30, 2021 and 2020, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the condensed consolidated financial position of the Company, the condensed results of operations, condensed changes in stockholders’ deficiency and condensed changes in cash flows as of and for the periods ended September 30, 2021and 2020. Condensed consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2020 has been derived from the Company’s audited consolidated financial statements at such date. For comparative purposes, certain 2021 and 2020 amounts, including, but not limited to, share and per share amounts, par value and additional paid-in capital have been adjusted to a post-reverse stock split basis which occurred on January 5, 2021.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on April 15, 2021 (“2020 Form 10-K”).

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

RespireRx is developing a pipeline of new drug products based on our broad patent portfolios across two distinct drug platforms:

(i)	our pharmaceutical cannabinoids platform (which we refer to as ResolutionRx) is developing compounds that target the body’s endocannabinoid system, and in particular, the re-purposing of dronabinol, an endocannabinoid CB1 and CB2 receptor agonist, for the treatment of OSA. Dronabinol is already approved by the FDA for other indications.

(ii)	our neuromodulators platform (which we refer to as EndeavourRx) is made up of two programs: (a) our AMPAkines program, which is developing proprietary compounds that are positive allosteric modulators (“PAMs”) of AMPA-type glutamate receptors to promote neuronal function and (b) our GABAkines program, which is developing proprietary compounds that are PAMs of GABAA receptors, and which was established pursuant to our entry into a patent license agreement (the “UWMRF Patent License Agreement”) with the University of Wisconsin-Milwaukee Research Foundation, Inc., an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”).

Financing our Platforms

Our major challenge has been to raise substantial equity or equity-linked financing to support research and development plans for our pharmaceutical cannabinoid and neuromodulator platforms, while minimizing the dilutive effect to pre-existing stockholders. At present, we believe that we are hindered primarily by our public corporate structure, our common stock not being listed on a national exchange, and low market capitalization as a result of our low stock price. Our shares are quoted on the OTCQB, the OTC Market’s venture market.

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

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $708,682 and $2,371,145 for the three-months and nine-months ended September 30, 2021, respectively, and $4,301,211 for the fiscal year ended December 31, 2020, as well as negative operating cash flows of $800,622 for the nine-months ended September 30, 2021 and $513,001 for the fiscal year ended December 31, 2020. The Company also had a stockholders’ deficiency of $9,424,888 at September 30, 2021 and expects to continue to incur net losses and negative operating cash flows for the foreseeable future. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2020, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Deferred Financing Costs

Costs incurred in connection with ongoing debt and equity financings, including legal and accounting fees, are deferred until the related financing is either completed or abandoned.

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

Prepaid Insurance

Prepaid insurance represents the premiums paid in March 2021 for directors and officers insurance and other insurance in April 2021. The amounts of prepaid insurance amortizable in the ensuing twelve-month period are recorded as prepaid insurance in the Company’s consolidated balance sheet at each reporting date and then amortized to the Company’s consolidated statement of operations for each reporting period.

Stock-Based Awards

The Company periodically issues common stock and stock options to officers, directors, Scientific Advisory Board members, consultants and vendors for services rendered. Such issuances vest and expire according to terms established at the issuance date of each grant.

The Company accounts for stock-based payments to officers, directors, outside consultants and vendors by measuring the cost of services provided  in exchange for equity awards based on the grant date fair value of the awards, with the cost recognized as compensation expense on the straight-line basis in the Company’s consolidated financial statements over the vesting period of the awards.

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

Stock and stock option grants and warrants issued to non-employees as compensation for services to be provided to the Company is accounted for based upon the fair value of the services provided or the estimated fair value of the stock option or warrant, whichever can be more clearly determined. Management uses the Black-Scholes option-pricing model to determine the fair value of the stock options and warrants issued by the Company. The Company recognizes this expense over the period in which the services are provided.

Stock and stock option grants and warrants issued to non-employees for services already rendered represent settlement of debt or liabilities and are accounted for by valuing both the amount of the amount of debt or liabilities settled and the value of the stock, stock option or warrant grants and recording a gain or loss as appropriate.

Stock and stock option grants and warrants issued to officers, directors, employees and affiliates in settlement of accrued compensation or other amounts payable are recorded at the amount of the liability settled. Therefore, there are no gains or losses recorded with respect to such settlements.

There were no stock or stock option grants during the nine-months ended September 30, 2021.

The Company recognizes the amortized value of stock-based payments in general and administrative costs and in research and development costs, as appropriate, in the Company’s condensed consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option and warrant exercises. There were no stock options exercised during the nine-months ended September 30, 2021 and 2020, respectively.

There were warrants to purchase 380,568 shares of common stock issued as compensation or for services during the nine-months ended September 30, 2021 and none during the nine-months ended September 30, 2020. Warrants, if issued for services, are typically issued to placement agents or brokers for fund raising services. In addition warrants to purchase 31,766,883 shares of common stock were issued to lenders during the nine-months ended September 30, 2021 with respect to or in association with the issuance of convertible notes to such lenders. Warrant are not issued from any of the Company’s stock and option plans, from which options issued to non-employees for services are typically issued.

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

As of September 30, 2021, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2021, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

At September 30, 2021 and 2020 the Company excluded the outstanding shares of common stock in the table below, into which the securities described below may convert, thereby entitling the holders thereof to acquire shares of common stock, from the Company’s calculation of earnings per share, as the effect would have been anti-dilutive.

	September 30,
	2021	2020
Series B convertible preferred stock	1	1
Convertible notes payable	40,542,856	4,723,986
Common stock warrants	59,505,140	28,809,358
Common stock options	7,111,924	7,166,094
Total	107,159,921	40,699,439

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

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions between Topic 321, Topic 323, Equity Method and Joint Ventures, and Topic 815, Derivatives and Hedging which represents an amendment clarifying the interaction between accounting standards related to equity securities, equity method investments and certain derivatives. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those years. Management has evaluated the guidance and determined that the implementation of such guidance does not have a material impact on our condensed consolidated financial statements.

4. Notes Payable

Convertible Notes Payable

On April 1, 2021, May 3, 2021, May 10, 2021, June 30, 2021 and August 31, 2021, the Company closed on financings, pursuant to which, five convertible notes were issued to four separate investors, due in each case, one year from the effective date (which for the each closing was March 31, 2021, April 30, 2021, May 10, 2021, June 29, 2021 and August 31, 2021, respectively), with maturity amounts of $112,500, $150,000, $150,000, $115,000 and $115,000, respectively. In addition, the noteholders received as consideration, warrants to purchase 2,400,000, 3,200,000, 3,200,000, 2,453,333 and 5,750,000 shares of common stock, respectively, each exercisable for a period of five years at an exercise price of $0.02 per share. The August 31, 2021 issuance triggered the most-favored nation provisions of four notes already outstanding, resulting in the issuance of 15,121,667 additional warrants on September 7, 2021. As a result of the note issuances, the Company received net proceeds of $96,750, $123,400, $123,400, $100,000 and $103,500 respectively, for an aggregate of $547,050. The difference between the maturity amounts and the net proceeds were due to original issue discounts, in four cases, investor legal fees and in two cases, broker fees. The five notes are convertible at a fixed price of $0.02 per share and bear interest at 10% per year which interest is guaranteed regardless of prepayment. The Company has the right to prepay the notes during the first six months subject to prepayment premiums that range from 0% to 15% (100% to 115% of the maturity amount plus accrued interest and any default interest and similar costs).

The Company periodically issues convertible notes with similar characteristics. As described in the table below, as of September 30, 2021, there were nine such notes outstanding (including the convertible notes described in the paragraph above), two of which were satisfied in full by conversion of both principal and interest and one of which was satisfied in part, principal only, during that period. These notes all have or had a fixed conversion price of $0.02 per share of common stock, subject to adjustment in certain circumstances. All notes but one had an annual interest rate of 10% which was guaranteed in full. One note had an annual interest rate of 8%. The convertible notes had an original issue discount (“OID”), debt issuance costs (“DIC”) that were capitalized by the Company, a warrant (“WT”) or commitment shares (“CS”) and in three cases a beneficial conversion feature (“BCF”). The OID, CN, WTs, CSs and BCF allocated values are amortized over the life of the notes to interest expense. All notes mature or matured nine to fifteen months from their issuance date. All notes were prepayable by the Company during the first six months, subject to prepayment premiums that range from 100% to 115% of the maturity amount plus accrued interest. If not earlier paid, the notes were convertible by the holder into the Company’s common stock. Two of the notes were paid before maturity.

The table below summarizes the convertible notes with similar characteristics outstanding as of September 30, 2021 and the repayments by conversion during the nine-months ended September 30, 2021:

Inception Date	Maturity date	Original Principal Amount	Interest rate	Original aggregate DIC, OID, Wts, CS and BCF	Cumulative amortization of DIC, OID, Wts, CS and BCF	Accrued coupon interest	Repayment by conversion	Balance sheet carrying amount at September 30, 2021 inclusive of accrued interest

July 2, 2020	April 2, 2021	$137,500	10.00%	$(44,423)	$44,423	$6,875	$(144,375)	$-
July 28, 2020	July 28, 2021	45,000	8.00%	(5,000)	—	2,743	(25,000)	17,743
July 30, 2020	October 30, 2021	75,000	10.00%	(27,778)	27,778	4,136	(79,136)	-
February 17, 2021	November 17, 2021	112,000	10.00%	(112,000)	91,608	9,161	-	100,769
April 1, 2021	March 31, 2022	112,500	10.00%	(112,500)	56,404	5,640	-	62,044
May 3, 2021	April 30, 2022	150,000	10.00%	(150,000)	62,877	6,288	-	69,165
May 10, 2021	May 10, 2022	150,000	10.00%	(150,000)	58,767	5,877	-	64,644
June 30, 2021	June 29, 2022	115,000	10.00%	(115,000)	29,301	2,930	-	32,231
August 31, 2021	August 31, 2022	115,000	10.00%	(109,675)	9,015	945	-	15,285

Total		$1,012,000		$(826,376)	$380,173	$44,595	$(248,511)	$361,881

In addition to what appears in the table above, there is outstanding accrued interest of $2,747 from a prior floating rate convertible note that has not been paid in cash or by conversion as of September 30, 2021.

On July 27, 2021, the maturity date of the note scheduled to mature on July 28, 2021, was extended to December 1, 2021 and the original and remaining principal amount of the note was increased by $5,000 from $40,000 to $45,000 and from $15,000 to $20,000 respectively, with interest on the incremental increase in principal amount accruing from the note inception date. Since the Company did not receive any cash proceeds from the increase in the principal amount of the note, the increase was recorded as a debt discount to be amortized to interest expense through the maturity date.

In addition to the convertible notes with similar characteristics described above, on December 31, 2018 and January 2, 2019, the Company issued convertible notes to a single investor totaling $35,000 of maturity amount with accrued interest of $10,399 as of September 30, 2021. The number of shares of common stock (or preferred stock) into which these notes may convert is not determinable. The warrants to purchase 19,000 shares of common stock issued in connection with the sale of these notes and other convertible notes issued December 2018 and March 2019 are exercisable at a fixed price of $15.00 per share of common stock, provide no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events and expire on December 30, 2023.

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

The remaining outstanding Original Convertible Notes (including those for which default notices have been received) consist of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Principal amount of notes payable	$75,000	$75,000
Accrued interest payable	74,763	64,357
	$149,256	$139,357

As of September 30, 2021, principal and accrued interest on the Original Convertible Note that is subject to a default notice accrues annual interest at 12% instead of 10%, totaled $52,337, of which $27,337 was accrued interest. As of December 31, 2020, principal and accrued interest on Original Convertible Notes subject to default notices totaled $48,700 of which $23,700 was accrued interest.

As of September 30, 2021 all of the outstanding Original Convertible Notes, inclusive of accrued interest, were convertible into an aggregate of 1,317 shares of the Company’s common stock. Such Original Convertible Notes will continue to accrue interest until exchanged, paid or otherwise discharged. There can be no assurance that any of the additional holders of the remaining Original Convertible Notes will exchange their Original Convertible Notes.

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars as of that date) from and executed a secured note payable to SY Corporation Co., Ltd., (“SY Corporation”). The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in default, although SY Corporation has not issued a notice of default or a demand for repayment. Management believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the nine-months ended September 30, 2021, there were no further communications between the Company and SY Corporation.

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

The note payable to SY Corporation consists of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	447,266	411,384
Foreign currency transaction adjustment	(16,838)	53,393
	$830,202	$864,551

Interest expense with respect to this promissory note was $35,881 and $36,013 for the nine-months ended September 30, 2021 and 2020, respectively, and $12,092 for the three-months ended September 30, 2021 and 2020.

Notes Payable to Officers and Former Officers

The following amounts were charged to interest expense with respect to notes payable to Dr. Arnold S. Lippa: $3,096 and $2,848 for the three-months ended September 30, 2021 and 2020, respectively, and $ 9,193 and $8,481 for the nine-months ended September 30, 2021 and 2020, respectively.

The following amounts were charged to interest expense with respect to notes payable to Dr. James S. Manuso: $4,702 and $4,274 for the three-months ended September 30, 2021 and 2020, respectively, and $13,954 and $12,714 for the nine-months ended September 30, 2021 and 2020, respectively.

Other Short-Term Notes Payable

Other short-term notes payable at September 30, 2021 and December 31, 2020 consisted of premium financing agreements with respect to various insurance policies. At September 30, 2021, a premium financing agreement was payable in the initial amount of $81,672 (after payment of a deposit of $20,347), with interest at 11% per annum, in eight monthly installments of $10,635. In addition, there is $9,238 of short-term financing of office and clinical trials insurance premiums. At September 30, 2021 and December 31, 2020, the aggregate amount of the short-term notes payable was $35,982 and $4,608 respectively.

5. Settlement and Payment Agreements

On February 21, 2020, Sharp Clinical Services, Inc. (“Sharp”), a vendor of the Company, filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County related to a December 16, 2019 demand for payment of past due invoices inclusive of late fees totaling $103,890 of which $3,631 related to late fees, seeking $100,259 plus 1.5% interest per month on outstanding unpaid invoices. On May 29, 2020, a default was entered against the Company, and on September 4, 2020, a final judgment by default was entered against the Company in the amount of $104,217. On March 3, 2021, we executed a settlement agreement with Sharp (the “Sharp Settlement Agreement”), and on March 9, 2021, Sharp requested of the Bergen (NJ) County Sheriff, the return of the Writ of Execution which resulted in a release of the lien in favor of Sharp. The Sharp Settlement Agreement calls for a payment schedule of ten $10,000 payments due on April 1, 2021 and every other month thereafter, and permitted early settlement at $75,000 if the Company had paid Sharp that lower total by August 1, 2021, but the Company did not pay Sharp that lower amount by that date. The Company has recorded a liability to Sharp of $63,859 as of September 30, 2021 after payments totaling $30,000 pursuant to the Sharp Settlement Agreement.

By letter dated February 5, 2016, the Company received a demand from a law firm representing Salamandra, LLC (“Salamandra”) alleging an amount due and owing for unpaid services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded Salamandra the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted Salamandra attorneys’ fees and costs of $47,937. All such amounts have been accrued as of September 30, 2021 and December 31, 2020, including accrued interest at 4.5% annually from February 26, 2018, the date of the judgment, through September 30, 2021, totaling $29,897. The Company had previously entered into a settlement agreement with Salamandra that is no longer in effect. The Company has approached Salamandra seeking to negotiate a new settlement agreement. A lien with respect to the amounts owed is in effect.

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

On April 29, 2021, the Company entered into a payment and settlement agreement with the University of California Innovation and Entrepreneurship, pursuant to which it agreed to a payment schedule that is reflected in accounts payable and accrued expenses in the Company’s condensed consolidated financial statements. The total amount due is $234,657. The agreed payment schedule is for the Company to pay $10,000 on each of July 1, 2021, September 1, 2021, November 1, 2021, January 1, 2022 and March 31, 2022. If the Company pays an aggregate of $175,000 on or before March 31, 2022, the amounts will be considered paid in full with no further amounts due. If an aggregate of $175,000 has not been paid by March 31, 2022, the remaining unpaid amount up to an aggregate of the original amount of $234,657 would be due and payable. The payments due on July 1, 2021 and September 1, 2021 were timely paid.

On September 14, 2021, the Company and DNA Healthlink, Inc. (“DNA Healthlink”) entered into a settlement agreement (the “ DNA Healthlink Settlement Agreement”) regarding $410,000 in unpaid accounts payable owed by the Company to DNA Healthlink (the “DNA Healthlink Settlement Amount”) for services provided by DNA Healthlink to the Company pursuant to an agreement by and between the Company and DNA Healthlink dated October 15, 2014. Under the terms of the DNA Healthlink Settlement Agreement, the Company is obligated to pay to DNA Healthlink the full DNA Healthlink Settlement Amount as follows: twelve monthly payments of $8,000each commencing on November 15, 2021, followed by twelve monthly payments of $10,000 each commencing on November 15, 2022, followed by twelve monthly payments of $15,000 each commencing on November 15, 2023, followed by one final payment of $14,000 on November 15, 2024. If, prior to March 14, 2023, the Company receives one or more upfront license fee payments or any other similar fee or fees from one or more strategic partners that aggregate at least fifteen million dollars ($15,000,000.00) (“Upfront Fees”), then the full DNA Healthlink Settlement Amount, less any amounts previously paid, will be accelerated and become due and payable in full within ninety (90) days of receipt of any Upfront Fees. As a result of the DNA Healthlink Settlement Agreement, the Company recorded a gain with respect to vendor settlements of $62,548.

An annual obligation payable to the University of Illinois of $100,000 that was originally due on December 31, 2020 pursuant to the 2014 License Agreement was extended to April 19, 2021 and was paid in full on April 1, 2021.

By email dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and payable for investment banking services rendered. Such amount has been included in accrued expenses at September 30, 2021 and December 31, 2020. See Note 1 for additional information on the Pier transaction.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s consolidated financial statements as of September 30, 2021 and December 31, 2020 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

6. Stockholders’ Deficiency

Preferred Stock

RespireRx has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2021 and December 31, 2020, 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”).

Series B Preferred Stock outstanding as of September 30, 2021 and 2020 consisted of 37,500 shares issued in a May 1991 private placement. The shares of Series B Preferred Stock are convertible into 1 share of common stock. RespireRx may redeem the Series B Preferred Stock for $25,001 at any time upon 30 days prior notice.

Although other series of preferred stock have been designated, no other shares of preferred stock are outstanding. As of September 30, 2021 and December 31, 2020, 3,504,424 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

Common Stock

RespireRx has authorized 2,000,000,000 (2 billion) shares of common stock, par value $0.001 per share. There are 90,396,596 shares of the Company’s common stock outstanding as of September 30, 2021. After reserving for conversions of convertible debt and convertible preferred stock, as well as exercises of common stock purchase options (granted and available for grant within the 2014 and 2015 stock and stock option plans) and warrants and the issuance of Pier contingent shares and before accounting for incremental contract excess reserves, there were 1,786,678,967 shares of the Company’s common stock available for future issuances as of September 30, 2021. After accounting for incremental excess reserves contractually required by the various convertible notes and certain warrants, there were 1,702,729,267 shares of common stock available for future issuances as of September 30, 2021. On May 27, 2021, a holder of a warrant exercised the warrant in part, exercising into 900,000 shares of common stock on a cashless basis, what would have exercised into 1,665,958 shares of common stock on a cash basis. The Company did not receive any cash proceeds from the exercise. No other warrants were exercised during the nine-months ended September 30, 2021. No options were exercised during the nine-months ended September 30, 2021. No warrants or options were exercised after September 30, 2021. See Note 9 for a description of a partial warrant exercise and a conversion of a portion of the principal amount of one convertible note, both occurring on November 8, 2021.

Common Stock Warrants

A summary of warrant activity for the nine-months ended September 30, 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2020	28,809,352	$0.1528	2.64
Issued	33,432,841	0.0200
Expired	(8,595)
Cancelled upon exchange	(1,062,500)	0.0700
Exercised - cashless	(1,665,958)	0.0200
Warrants outstanding at September 30, 2021	59,505,140	$0.0721	2.12

Warrants exercisable at September 30, 2020	28,809,358	$0.1474	2.89
Warrants exercisable at September 30, 2021	59,505,140	$0.0721	2.12

The exercise prices of common stock warrants outstanding and exercisable are as follows at September 30, 2021:

Exercise Price	Warrants Outstanding and Exercisable (Shares)	Expiration Date
$0.016	2,212,500	May 17, 2022
$0.020	31,386,315	March 31, 2026-September 7, 2021
$0.039	208,227	May 10, 2026
$0.047	172,341	May 3, 2026
$0.070	25,377,426	September 30, 2023
$11.00 -27.50	148,331	December 31, 2021-December 30, 2023
	59,505,140

Based on a value of $0.0230 per share on September 30, 2021, there were 33,598,815 exercisable in-the-money common stock warrants as of September 30, 2021.

A summary of warrant activity for the nine months ended September 30, 2020 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2019	219,104	$18.7109	3.44
Issued including issuances as a result of anti-dilution protections	39,585,039	0.0521	-
Expired	(25,435)	(59.9808)	-
Exercised	(10,969,350)	(0.0161)	-
Warrants outstanding and exercisable at September 30, 2020	28,809,358	$0.1474	2.89

The exercise prices of common stock warrants outstanding and exercisable at September 30, 2020 ranged from $0.0161 to $79.30 and these warrants were exercisable into an aggregate of 28,809,358 shares, which warrants have expired or will expire as applicable, between February 28, 2021 and October 22, 2024.

The exercise prices of common stock warrants outstanding and exercisable at September 30, 2020 ranged from $0.016 to $79.30 and these warrants were exercisable into an aggregate of 28,809,358 shares, which warrants have expired or will expire, as applicable, between February 28, 2021 and October 22, 2024.

Based on a value of $0.054 per share on September 30, 2020, there were 28,652,426 exercisable in-the-money common stock warrants as of that date.

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

On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan (as amended, the “2015 Plan”). As of September 30, 2021, there are 15,757,542 shares available in the 2015 Plan. On July 29, 2021, the Company amended the 2015 Plan to increase the number of shares by an additional 7,000,000 to 22,898,526 shares. The Company has not and does not intend to present the 2015 Plan to stockholders for approval.

Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of stock-based compensation costs and fees is provided at Note 3.

A summary of stock option activity for the six-months ended September 30, 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2020	7,165,215	$1.96	4.98
Expired	(53,291)	73.78	-
Options outstanding at September 30, 2021	7,111,924	$1.43	3.88

Options exercisable at September 30, 2021	7,111,924	$1.43	3.88

The exercise prices of common stock options outstanding and exercisable were as follows at September 30, 2021:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.0540	1,700,000	1,700,000	September 30, 2025
$0.072	5,050,000	5,050,000	July 31, 2025
$7.00-$195.00	361,924	361,924	September 12, 2021 - December 9, 2027
	7,111,924	7,111,924

There was no deferred compensation expense for the outstanding and unvested stock options at September 30, 2021.

Based on a fair value of $0.023 per share on September 30, 2021, there were no exercisable in-the-money common stock options as of that date.

Reserved and Unreserved Shares of Common Stock

As of September 30, 2021, there are 2,000,000,000 shares of common stock authorized, of which 90,396,596 are issued and outstanding. As of September 30, 2021, there are outstanding options to purchase 7,111,924 shares of common stock and 6,325 and 15,757,542 shares available for issuance under the 2014 Plan and 2015 Plan, respectively. There are 649 Pier contingent shares of common stock that may be issued under certain circumstances. As of September 30, 2021, there are 40,542,856 shares issuable upon conversion of convertible notes. As of June 30, 2021, there are 59,505,150 shares that may be issued upon exercise of outstanding warrants. As of September 30, 2021, the Series B Preferred Stock may convert into 1 share of common stock. Therefore, the Company is reserving 146,542,854 shares of common stock for future issuances with respect to conversions and exercises as well as for the Pier contingent shares. In addition, certain convertible notes and related warrants impose an additional contractual reserve requirement, above the number of shares into which such convertible notes and related warrants may convert or exercise respectively. Although the Company does not anticipate having to issue such shares, such incremental additional contractual reserves total 83,949,701 shares of common stock.

7. Related Party Transactions

Dr. Arnold S. Lippa and Jeff E. Margolis, officers and directors of RespireRx since March 22, 2013, have indirect ownership and managing membership interests in Aurora Capital LLC (“Aurora”) through interests held in its members, and Jeff E. Margolis is also an officer of Aurora. Aurora was a boutique investment banking firm specializing in the life sciences sector that ceased its securities related activities in April 2021. On May 5, 2021, Aurora filed to withdraw its membership with FINRA and its registration with the SEC which withdrawal became effective in July 2021. Although Aurora has not provided services to RespireRx during the nine-months ended September 30, 2021 or the fiscal year ended December 31, 2020, Aurora had previously provided services to the Company and there remains $96,000 owed to Aurora by RespireRx which amount is included in accounts payable and accrued expenses as of September 30, 2021.

A description of advances and notes payable to officers is provided at Note 4.

8. Commitments and Contingencies

Pending or Threatened Legal Action and Claims

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements as of September 30, 2021 and 2020 with respect to such matters. See Note 5 for additional items and details.

Significant Agreements and Contracts

The Company entered into a consulting contract with David Dickason effective September 15, 2020 pursuant to which Mr. Dickason was appointed and serves as the Company’s Senior Vice President of Pre-Clinical Product Development on an at-will basis at the rate of $250 per hour. The Company recorded but did not pay cash compensation expense pursuant to this agreement of $72,375 for the nine-months ended September 30, 2021.

See Note 5 for details of other agreements and contracts.

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

	Contract year ending				Contract year ending
	September 30, 2022				September 30, 2023
	Twelve months				Twelve months
	Base		Guaranteed		Base		Guaranteed
	Salary	Benefits	Bonus	Total	Salary	Benefits	Bonus	Total

Timothy L. Jones	$265,500	$39,600	$300,000	$605,100	$300,000	$39,600	$300,000	$639,600
Arnold S. Lippa	300,000	39,600	—	339,600	—	—	—	—
Jeff E. Margolis	300,000	21,600	—	321,600	—	—	—	—

	$865,500	$100,800	$300,000	$1,266,300	$300,000	$39,600	$300,000	$639,600

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

The second amendment to the employment agreement of Timothy Jones, the Company’s President and Chief Executive Officer (the “Employment Agreement”) became effective on September 27, 2021 (“Amendment No. 2”). Mr. Jones is also a director of the Company.

Amendment No. 2 reduces Mr. Jones’ annual Base Salary from $300,000 to $231,000 from October 1, 2021 through March 31, 2022 and restores the annual Base Salary to $300,000 on April 1, 2022. Each month commencing on October 1, 2021 and ending on the last day of the month and on a monthly accumulating basis thereafter until March 31, 2022, during which the Company raises at least $200,000 up to an aggregate amount equal to or greater than $1,200,000, the Base Salary must be paid in cash at the rate of $19,250 per month. In addition, the $150,000 guaranteed bonus that would have been due on September 30, 2021 was adjusted to $0 in accordance with the terms of Amendment No. 2.

After March 31, 2022, until such time as at least $2,500,000 has been raised, Mr. Jones’ salary may be accrued and remain unpaid, at the discretion of the Board. In the event that a payment due in accordance with the Amendment No. 2 payment schedule, is not timely paid, and is not cured by payment during the subsequent month inclusive of such subsequent month’s payment due, Mr. Jones’s Base Salary will revert back to $300,000 per year, the payment schedule becomes null and void and the adjustment to a $0 Guaranteed Bonus will also be deemed null and void and a payment of $150,000 will become due and payable as of the same date that the Base Salary is adjusted to $300,000.

If $10,000,000 is raised by April 30, 2022, Mr. Jones’ annual Base Salary will be adjusted to $375,000. Furthermore, if the Board determines that a sufficient amount of funds have been raised or is otherwise available to fund the Company’s operations on an ongoing basis, some or all of the accrued and unpaid Base Salary or Guaranteed Bonus as described in Amendment No. 2 may be paid in cash.

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

University of Wisconsin-Milwaukee Outreach Services Agreement

On July 12, 2021, the Company and the Board of Regents of the University of Wisconsin System on behalf of the University of Wisconsin-Milwaukee (“UWM”) entered into an Outreach Services Agreement pursuant to which UWM agreed to provide, among other molecules, multiple milligram to gram quantities of KRM-II-81 (GABAkine) and the Company agreed to pay UWM an annual sum of $75,000 payable in three installments of $25,000 each beginning October 12, 2021, which amount was timely paid, and on a quarterly basis thereafter. The agreement terminates on June 30, 2022 unless extended upon consent of both parties.

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

The 2014 License Agreement provides for various commercialization and reporting requirements that commenced on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The minimum annual royalty obligation of $100,000 due on December 31, 2020, was extended to April 19, 2021 and was paid in full on April 1, 2021. One-time milestone payments may become due based upon the achievement of certain development milestones. $75,000 will be due within 5 days of any one of the following, (a) dosing of the first patient with a dronabinol product in a Phase 2 human clinical study anywhere in the world that is not sponsored by the University of Illinois, (b) dosing of the first patient in a Phase 2 human clinical study anywhere in the world with a low dose dronabinol (defined as less than or equal to 1 mg), or (c) dosing of the first patient in a Phase 1 human clinical study anywhere in the world with a proprietary reformulation of dronabinol. $350,000 will be due within five days after the dosing of the first patient is a Phase III human clinical trial anywhere in the world. $500,000 will be due within five days after the first NDA filing with FDA or a foreign equivalent. $1,000,000 will be due within twelve months of the first commercial sale. One-time royalty payments may also become due and payable. Annual royalty payments may also become due. In the year after the first application for market approval is submitted to the FDA or a foreign equivalent and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA or a foreign equivalent and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000.

The Company recorded charges to operations of $25,000 during the three-months ended September 30, 2021 and 2020, respectively, and $75,000 during the nine-months ended September 30, 2021 and 2020, respectively, with respect to its minimum annual royalty obligation, which is included in research and development expenses in the Company’s condensed consolidated statement of operations for the three-months and nine-months ended September 30, 2021 and 2020. As discussed above, the Company did not pay the amount due on December 31, 2020 for which the Company was granted an extension until April 19, 2021 and which was paid in full on April 1, 2021.

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

There was no activity during the three-months ended and nine-months ended September 30, 2021 or 2020 with respect to the Purisys Agreement.

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

There was no activity during the three-months ended and nine-months ended September 30, 2021 or 2020 that affect the Bausch agreement.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2021, aggregating $2,166,177. License agreement amounts included in the 2021 column represents amounts contractually due from October 1, 2021 through December 31, 2021 (three months) and in each of the subsequent years, represents the full year. Employment agreement amounts included in the 2021 column represent amounts contractually due from October 1, 2021 through September 30, 2022 (twelve months) and September 30, 2023 in the case of the employment agreement of Timothy Jones, when such contracts expire unless extended pursuant to the terms of the contracts.

		Payments Due By Year
	Total	2021	2022	2023	2024	2025
License agreements	$520,277	$25,000	$120,092	$140,185	$110,000	$115,000
Research and development contracts	50,000	-	50,000	-	-	-
Employment agreements (1)	1,605,900	232,950	1,118,250	254,700	-	-
Total	$2,166,177	$257,950	$1,288,342	$394,885	$110,000	$115,000

(1)	The payment of certain of such amounts has been deferred indefinitely, as described above in “Employment Agreements”.

9. Subsequent Events

Amendment to Mr. Jones’ Employment Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – Employment Agreements for a description of Amendment No. 2 of Mr. Jones’ employment agreement.

Filing of Form 1-A

On October 12, 2021, the Company filed amendment number one to its Form 1-A which had previously been filed on August 9, 2021 with the SEC with respect to a contemplated Tier 2 offering under Regulation A. The Form 1-A and preliminary offering circular contained therein is subject to further amendment. No securities may be offered prior to qualification of the offering by the Securities and Exchange Commission or in any jurisdiction in which such offer, solicitation or sale of securities would be unlawful before registration or qualification under the laws of such jurisdiction.

Convertible Note and Related Transactions

On October 7, 2021, the Company and Dariusz Nasiek and Sara Nasiek JTTEN (the “Nasieks”) entered into a Securities Purchase Agreement (the “Nasiek SPA”) pursuant to which the Nasieks provided a sum of $103,500 (the “Nasiek Consideration”) to the Company in return for a convertible promissory note (the “Nasiek Note”) with a face amount of $115,000 (which difference in value as compared to the Nasiek Consideration is due to an original issue discount of $11,500), and a common stock purchase warrant (the “Nasiek Warrant”) exercisable for five years at an exercise price of $0.02 per share on a cash or cashless basis, to purchase up to 5,750,000 shares of the Company’s common stock, par value $0.001. In addition, and to induce the Nasieks to enter into the Nasiek SPA, the Company and the Nasieks entered into a Piggy-Back Registration Rights Agreement (the “Nasiek Registration Rights Agreement”) under which the Company has agreed to provide certain piggy-back registration rights under the Securities Act of 1933, as amended with respect to the common stock issuable pursuant to the Nasiek SPA.

The Note obligates the Company to pay by October 7, 2022 (the “Nasiek Maturity Date”) a principal amount of $115,000 together with interest at a rate equal to 10% per annum. The first twelve months of interest, equal to $11,500, is guaranteed and earned in full as of the effective date. Any amount of principal or interest that is not paid by the Nasiek Maturity Date would bear interest at the rate of 24% from the Nasiek Maturity Date to the date it is paid.

The Nasieks have the right, in their discretion, at any time, to convert any outstanding and unpaid amount of the Nasiek Note into shares of common stock, provided that the conversion would not result in the Nasieks beneficially owning more than 4.99% of the Company’s then outstanding common stock. The Nasieks may convert at a per share conversion price equal to $0.02, subject to equitable adjustments for stock splits, stock dividends, combinations, recapitalizations, extraordinary distributions and similar events. Upon any conversion, all rights with respect to the portion of the Nasiek Note being so converted will terminate, except for the right to receive common stock or other securities, cash or other assets as provided for in the Nasiek Note.

The Company may, in the absence of an event of default, and with prior written notice to the Nasieks, prepay the outstanding principal amount under the Nasiek Note during the initial 180 day period after the effective date by making a payment to the Nasieks of an amount in cash equal to 115% of the outstanding principal, interest, default interest and other amounts owed. Under certain circumstances, including the occurrence of an event of default, a sale, merger or other business combination where the Company is not the survivor, or the conveyance or disposition of all or substantially all of the assets of the Company, the Company may be required to prepay in cash an amount equal to 125% of the outstanding principal, interest, default interest and other amounts owed. The Company’s wholly owned subsidiary, Pier Pharmaceuticals, Inc., provided an unlimited guarantee of the Company’s obligations under the Nasiek Note.

The Nasiek Note requires that the Company reserve the greater of (i) 8,625,000 shares of Common Stock or (ii) one and a half times the number of shares into which the Nasiek Note may convert. The Nasiek Warrant requires that the Company reserve three times the number of shares into which the Nasiek Warrant is at any time exercisable.

The Nasiek SPA includes, among other things: (1) the grant of an option to the Nasieks to incorporate into the Nasiek Note any terms applicable to a subsequent issuance of a convertible note or security by the Company that are more beneficial to an investor than the terms of the Nasiek SPA and Nasiek Note are to the Nasieks; and (2) certain registration rights by reference to the Nasiek Registration Rights Agreement, and the right to have any shares of common stock issued in connection with the conversion of the Nasiek Note or exercise of the Nasiek Warrant included in any Regulation A offering statement that the Company files with the Securities and Exchange Commission.

Partial Conversion of Convertible Note

On November 8, 2021, the Company received a notice of conversion with respect to a convertible note with a maturity date of November 17, 2021, pursuant to which the holder converted $80,000 of the $112,000 principal amount of the note into 4,000,000 shares of common stock which were issued by the Company. There remains $32,000 of principal amount plus accrued interest on that convertible note.

Cashless Warrant Exercise

On November 8, 2021, the Company received a partial cashless exercise notice with respect to a portion of a warrant which portion of such warrant would have been exercisable into 1,534,042 shares of common stock if exercised for cash. Pursuant to the cashless exercise, the Company issued 511,347 shares of common stock and cancelled a portion of the warrant with respect to 1,534,042 shares of common stock. The Company did not receive any proceeds from the cashless exercise.

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

RespireRx is developing a pipeline of new drug products based on our broad patent portfolios across two distinct drug platforms:

(i)	our pharmaceutical cannabinoids platform (which we refer to as ResolutionRx) is developing compounds that target the body’s endocannabinoid system, and in particular, the re-purposing of dronabinol, an endocannabinoid CB1 and CB2 receptor agonist, for the treatment of OSA. Dronabinol is already approved by the FDA for other indications.

(ii)	our neuromodulators platform (which we refer to as EndeavourRx) is made up of two programs: (a) our AMPAkines program, which is developing proprietary compounds that are positive allosteric modulators (“PAMs”) of AMPA-type glutamate receptors to promote neuronal function and (b) our GABAkines program, which is developing proprietary compounds that are PAMs of GABAA receptors, and which was recently established pursuant to our entry with the University of Wisconsin-Milwaukee Research Foundation, Inc., an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”), into a patent license agreement (the “UWMRF Patent License Agreement”).

Financing our Platforms

Our major challenge has been to raise substantial equity or equity-linked financing to support research and development plans for our pharmaceutical cannabinoid and neuromodulator platforms, while minimizing the dilutive effect to pre-existing stockholders. At present, we believe that we are hindered primarily by our public corporate structure, our common stock not being listed on a national exchange, and low market capitalization as a result of our low stock price.

For this reason, the Company has implemented an internal restructuring plan through which our two drug platforms have been reorganized into separate business units and may in the future be organized into subsidiaries of RespireRx. We believe that by creating one or more subsidiaries to further the aims of ResolutionRx and EndeavourRx, it may be possible, through separate finance channels, to optimize the asset values of each. We are also planning to commence, assuming the SEC qualifies the offering, a securities offering pursuant to Regulation A under the Securities Act. See Note 9. Subsequent Events – Filing of Form 1-A to the Company’s condensed consolidated financial statements at September 30, 2021.

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

Technology Rights

University of Illinois License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement to our condensed consolidated financial statements at September 30, 2021.

UWMRF Patent License Agreement

See Notes 1, 2 and 8 to our condensed consolidated financial statements at September 30, 2021.

Going Concern

See Note 2. Business – Going Concern to our condensed consolidated financial statements at September 30, 2021.

The Company’s regular efforts to raise capital and to evaluate measures to permit sustainability are time-consuming and intensive. Such efforts may not prove successful and may cause distraction, disruption or other adversity that limits the Company’s development program efforts.

Recent Accounting Pronouncements

See Note 3. Summary of Significant Accounting Policies – Recent Accounting Pronouncements to the Company’s condensed consolidated financial statements at September 30, 2021.

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Concentration of Risk

See Note 3. Significant Accounting Policies – Concentration of Credit Risk to the Company’s condensed consolidated financial statements at September 30, 2021.

See Note 8. Commitments and Contingencies – University of Illinois 2014 Exclusive License Agreement to the Company’s condensed consolidated financial statements at September 30, 2021.

See Note 8. Commitments and Contingencies – UWMRF Patent License Agreement to the Company’s condensed consolidated financial statements at September 30, 2021.

See Note. Commitments and Contingencies - University of Wisconsin-Milwaukee Outreach Services Agreement to the Company’s condensed consolidated financial statements at September 30, 2021.

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

Critical accounting policies and estimates are described in the notes to the Company’s condensed consolidated financial statements and include:

-	Stock-based awards
-	Research and Development Costs
-	License Agreements
-	Patent Costs
-	Convertible Notes

See Critical Accounting Policies and Estimates in our 2020 Form 10-K for a complete description.

Results of Operations

The Company’s consolidated statements of operations as discussed herein are presented below.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:
General and administrative, including related parties	$423,558	$1,140,204	$1,495,103	$1,969,223
Research and development, including related parties	157,751	171,776	550,343	480,242
Total operating expenses	581,309	1,311,980	2,045,446	2,449,465
Loss from operations	(581,309)	(1,311,980)	(2,045,446)	(2,449,465)
Gain on warrant exchange	-	-	1,099	-
Gain/(Loss) on extinguishment of debt and other liabilities in exchange for equity	62,548	(65,906)	62,548	(389,902)
Interest expense, including related parties	(228,253)	(78,678)	(459,566)	(409,994)
Foreign currency transaction gain (loss)	38,332	(22,791)	70,220	7,151

Net loss	$(708,682)	$(1,479,355)	$(2,371,145)	$(3,242,210)
Deemed dividend associated with most favored nation provisions of convertible notes	$(378,042)	$-	$(378,042)	$-

Net loss attributable to common stockholders	$(1,086,724)	$-	$(2,749,187)	$-

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding - basic and diluted	90,396,596	22,435,203	83,757,619	13,179,304

Three-months Ended September 30, 2021 and 2020

Revenues. The Company had no revenues during the three-months ended September 30, 2021 and 2020.

General and Administrative. For the three-months ended September 30, 2021 general and administrative expenses were $423,558, a decrease of $716,646, as compared to $1,140,204 for the three-months ended September 30, 2020. The decrease is primarily the result of decreases in share-based expenses of $315,000 and in legal expenses of $445,042 due to reduced usage of professional services, offset by an increase in salaries and wages of $48,300 and several other increases and decreases in general and administrative expenses.

Research and Development. For the three-months ended September 30, 2021, research and development expenses were $157,751, a decrease of $14,025, as compared to $171,776 for the three-months ended September 30, 2020. The decrease in research and development expenses for the three-months ended September 30, 2021, as compared to the three-months ended September 30, 2020, is primarily due to a decrease in stock-based compensation during the three-months ended September 30, 2021.

Research and development expenses included $2,500 of stock-based compensation for the three-months ended September 30, 2021 and $22,500 for the three-months ended September 30, 2020.

Gain/(Loss) on extinguishment or settlement of debt and other liabilities. There was a gain of $62,548 during the three-months ended September 30, 2021 with respect to a settlement with a vendor. There was loss on extinguishment of debt of $65,906 during the three-months ended September 30, 2020.

Interest Expense. During the three-months ended September 30, 2021, interest expense was $228,253 as compared to $78,678 for the three-months ended September 30, 2020. The increase of $149,575 is primarily the result of interest accruing on convertible notes established in both the three-months ended June 30, 2021 and the three-months ended September 30, 2021 for which the convertible notes from the three-months ended June 30, 2021, incurred a full quarter of interest during the three-months ended September 30, 2021, but not during the three-months ended June 30, 2021.

Foreign Currency Transaction (Loss) Gain. Foreign currency transaction gain was $38,332 for the three-months ended September 30, 2021, as compared to a foreign currency transaction loss of $22,791 for the three-months ended September 30, 2020. The foreign currency transaction (loss) gain relates to the $399,774 loan from SY Corporation, made in June 2012, which is denominated in the South Korean Won.

Net Loss Attributable to Common Stockholders. For the three-months ended September 30, 2021, the Company incurred a net loss of $708,682 as compared to a net loss of $1,479,355 for the three-months ended September 30, 2020. The net loss attributable to common stockholders was $1,086,724 for the three-months ended September 30, 2021 due to a deemed dividend of $378,042 as a result of the issuance of new warrants to certain convertible note and warrant holders in accordance with certain most-favored nation provisions of the transaction documents associated with the issuance of notes and the related warrants. There was no deemed dividend during the three-months ended September 30, 2021.

Nine-months Ended September 30, 2021 and 2020

Revenues. The Company had no revenues during the nine-months ended September 30, 2021 and 2020.

General and Administrative. For the nine-months ended September 30, 2021, general and administrative expenses were $1,495,103, a decrease of $474,120, as compared to $1,969,223 for the nine-months ended September 30, 2020. The decrease is primarily the result of decreases in stock-based expenses of $287,000 and in legal expenses of $565,693 due to reduced usage of professional services, offset by an increase in salaries and wages of $362,600 and several other increases and decreases in general and administrative expenses.

Research and Development. For the nine-months ended September 30, 2021, research and development expenses were $550,343, an increase of $70,101, as compared to $480,242 for the nine-months ended September 30, 2020. The increase in research and development expenses for the nine-months ended September 30, 2021, as compared to the nine-months ended September 30, 2020, is primarily due to the increase in expenses with respect to new product formulation development and for quality testing of active pharmaceutical ingredients for anticipated research and development activities.

Research and development expenses included $26,250 of stock-based compensation for the nine-months ended September 30, 2021 and $22,500 for the nine-months ended September 30, 2020.

Gain/(Loss) on extinguishment or settlement of debt and other liabilities. There was a gain of $62,548 during the nine-months ended September 30, 2021 with respect to a settlement with a vendor. There was no loss on extinguishment of debt during the nine-months ended September 30, 2021 as compared to a loss on extinguishment of debt of $389,902 for the nine-months ended September 30, 2020.

Interest Expense. During the nine-months ended September 30, 2021, interest expense was $459,565 as compared to $409,994 for the nine-months ended September 30, 2020. The increase of $49,571 is primarily the result of the establishment of new convertible notes.

Foreign Currency Transaction (Loss) Gain. Foreign currency transaction gain was $70,220 for the nine-months ended September 30, 2021, as compared to a foreign currency transaction gain of $7,151 for the nine-months ended September 30, 2020. The foreign currency transaction (loss) gain relates to the $399,774 loan from SY Corporation, made in June 2012, which is denominated in the South Korean Won.

Net Loss Attributable to Common Stockholders. For the nine-months ended September 30, 2021, the Company incurred a net loss of $2,371,145 as compared to a net loss of $3,242,209 for the nine-months ended September 30, 2020. The net loss attributable to common stockholders was $2,749,187 for the nine-months ended September 30, 2021 due to a deemed dividend of $378,042 as a result of the issuance of new warrants to certain convertible note and warrant holders in accordance with certain most-favored nation provisions of the transaction documents associated with the issuance of notes and the related warrants. There was no deemed dividend during the nine-months ended September 30, 2020.

Liquidity and Capital Resources – September 30, 2021

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $2,371,145 for the nine-months ended September 30, 2021 and $4,301,210 for the fiscal year ended December 31, 2020, has incurred negative operating cash flows of $800,622 for the nine-months ended September 30, 2021 and $513,001 for the fiscal year ended December 31, 2020, had a stockholders’ deficiency of $9,424,888 at September 30, 2021, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2020, expressed substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2021, the Company had a working capital deficit of $9,092,888, as compared to a working capital deficit of $8,063,320 at December 31, 2020, reflecting an increase in the working capital deficit of $1,029,568 for the nine-months ended September 30, 2021.

At September 30, 2021, the Company had cash of $556, as compared to $825 at December 31, 2020, reflecting a decrease in cash of $269 for the nine-months ended September 30, 2021.

In general, substantially all of the cash raised in financings during the nine-months ended September 30, 2021 and during fiscal year ended December 31, 2020 was utilized to pay general and administrative expenses or the related accounts payable, including, but not limited to, payments to our licensors, our independent registered public accounting firm, our corporate law firm, our patent and intellectual property law firm and for other patent and intellectual property services, our transfer agent, our financial printer and limited cash payments of compensation. Cash was also utilized to pay research and development expenses or the related accounts payable for new product formulation work performed by a contractor with respect to the development of a new proprietary formulation of dronabinol. Cash was also utilized, among other purposes, to make payments pursuant to directors and officers insurance and other insurance financings and to repay, in part, certain advances made by officers and one vendor and payments of certain outstanding accounts payable.

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

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including the pursuit of the Company’s planned research and development activities. We are planning to commence, assuming the SEC qualifies the offering, a securities offering pursuant to Regulation A under the Securities Act. See Note 9. Subsequent Events – Filing of Form 1-A to the Company’s condensed consolidated financial statement at September 30, 2021.

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

Operating Activities. For the nine-months ended September 30, 2021, operating activities utilized cash of $800,622, as compared to utilizing cash of $350,724 for the nine-months ended September 30, 2020, to support the Company’s ongoing general and administrative expenses as well as its research and development activities.

Financing Activities. For the nine-months ended September 30, 2021, financing activities consisted of net proceeds from convertible note financings of $754,900 net of original issue discounts and note costs, sales of common stock pursuant to an equity line of $117,299 and $66,453 with respect to financing of a new directors and officers insurance policy, offset by a $5,000 partial repayment of an officer advance.

Principal Commitments

Employment Agreements

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – Employment Agreements to our condensed consolidated financial statements at September 30, 2021.

University of Illinois 2014 Exclusive License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement to our condensed consolidated financial statements at September 30, 2021.

UWM Research Foundation Patent License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts, UWMRF Patent License Agreement to our condensed consolidated financial statements at September 30, 2021.

University of Wisconsin-Milwaukee Outreach Services Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts - University of Wisconsin-Milwaukee Outreach Services Agreement to our condensed consolidated financial statements at September 30, 2021.

A table setting forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2021, aggregating $2,166,177, is set forth in Note 8. Commitments and Contingencies – Summary of Principal Cash Obligations and Commitments.

Off-Balance Sheet Arrangements

At September 30, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are periodically subject to various pending and threatened legal actions and claims. See Note 8. Commitments and Contingencies – Pending or Threatened Legal Actions and Claims to our condensed consolidated financial statements at September 30, 2021 for details regarding these matters.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the nine-months ended September 30, 2021 that were not disclosed by the Company on a Current Report on Form 8-K. In connection with previously reported unregistered sales of warrants and convertible notes, there was a cashless exercise of warrants as described in Note 6. Stockholders’ Deficiency – Common Stock, and there were conversions of convertible notes inclusive of accrued interest as disclosed in Note 4. Notes Payable – Convertible Notes Payable of our condensed consolidated financial statements at September 30, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation, The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although SY Corporation has not issued a notice of default or a demand for repayment. The Company believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the nine-months ended September 30, 2021, there were no further communications between the Company and SY Corporation.

The note payable to SY Corporation consists of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	447,266	411,384
Foreign currency transaction adjustment	(16,838)	53,393
	$830,202	$864,551

Interest expense with respect to this promissory note was $35,881 and $36,013 for the nine-months ended September 30, 2021 and 2020, respectively, and $12,092 for the three-months ended September 30, 2021 and 2020.

Default on Convertible Notes Payable

As of September 30, 2021, principal and accrued interest on the Original Convertible Note that is subject to a default notice accrues annual interest at 12% instead of 10%, totaled $52,337, of which $27,337 was accrued interest. See Note 4. Notes Payable – Convertible Notes Payable for more information.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The information below is reported in lieu of information that would be reported under Items 1.01 and 2.03 under Form 8-K.

On September 29, 2021, the Company and Primary Capital LLC (“PC”) amended the investment banking agreement (“PA Agreement”), dated as of August 6, 2021, between the Company and PC to provide that: (1) PC will only solicit institutional investors and will receive a cash fee equal to seven percent (7%) of the gross proceeds raised from the contemplated best-efforts securities offering under Regulation A of the Securities Act (“Reg A Offering”) from institutional investors that are originated by PC, and that Company will also issue a three-year warrant to PC or its designee(s) to purchase seven percent (7%) of that number of shares of the Company’s common stock as are sold to such institutional investors originated by PC; (2) for institutional investors referred/originated by Company that participate in the Reg A Offering, Company will pay to PC a cash fee of four percent (4%) of the gross proceeds raised from the Reg A Offering from such institutional investors originated by Company, and Company will also issue a three-year warrant to PC or its designee(s) to purchase four percent (4%) of that number of shares of the Company’s common stock sold to such institutional investors originated by Company; and (3) PC will neither solicit nor receive a fee from non-institutional investors originated by the Company or existing non-institutional shareholders of the Company that participate in the Reg A Offering.

On October 12, 2021, the Company and PC further amended the PA Agreement to provide that expenses which are incurred by PC or any co-agents in connection with services rendered by such parties to the Company in connection with the Reg A Offering, and for which the Company is responsible, may not exceed $35,000 in the aggregate in the event of a closing of the Reg A Offering. This $35,000 amount would be inclusive of the $25,000 paid by the Company to PC for its legal expenses.

The Company filed a Form 1-A Preliminary Offering Statement with the SEC on August 9, 2021. The SEC has not yet qualified the Reg A Offering. On October 12, 2021, the Company filed a Form 1-A/A amending the Preliminary Offering Statement. See Note 9. Subsequent Events – Filing of Form 1-A/A to the Company’s condensed consolidated financial statements as of September 30, 2021.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1	Amendment No. 2 to 8% Fixed Promissory Note, dated July 27, 2021 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed July 30, 2021).

10.2+	Sixth Amendment of Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan (incorporated by reference to Exhibit 99.8 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed July 30, 2021).

10.3	Securities Purchase Agreement, dated August 31, 2021, between RespireRx Pharmaceuticals Inc. and Barton Asset Management LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed September 3, 2021).

10.4	Piggy-Back Registration Rights Agreement, dated August 31, 2021, between RespireRx Pharmaceuticals Inc. and Barton Asset Management (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed September 3, 2021).

10.5	10% Convertible Note, dated August 31, 2021 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed September 3, 2021).

10.6	Common Stock Purchase Warrant, dated August 31, 2021 (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed September 3, 2021).

10.7	Settlement Agreement, dated September 14, 2021, between RespireRx Pharmaceuticals Inc. and DNA Healthlink, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed September 20, 2021).

10.8+	Amendment No. 2 to Employment Agreement (of Timothy Jones) dated September 23, 2021 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed September 28, 2021).

99.1	Placement Agent Agreement, dated August 6, 2021, by and between Primary Capital LLC and RespireRx Pharmaceuticals Inc. (incorporated by reference to Exhibit 1.1 of the Company’s Offering Statement on Form 1-A (file no. 24-11602) filed August 9, 2021).

99.2

Amendment No. 1 to Placement Agent Agreement, dated September 29, 2021, by and between Primary Capital LLC and RespireRx Pharmaceuticals Inc. (incorporated by reference to Exhibit 1.2 of the Company’s Offering Statement on Form 1-A/A (file no. 24-11602) filed October 12, 2021).

99.3	Amendment No. 2 to Placement Agent Agreement, dated October 12, 2021, by and between Primary Capital LLC and RespireRx Pharmaceuticals Inc. (incorporated by reference to Exhibit 1.3 of the Company’s Offering Statement on Form 1-A/A (file no. 24-11602) filed October 12, 2021

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	iXBRL Instance Document

101.SCH*	iXBRL Taxonomy Extension Schema Document

101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document

101.PRE*	iXBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	iXBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.INS)

+ Management contract, compensatory plan or arrangement
* Filed herewith.
** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESPIRERX PHARMACEUTICALS INC.
(Registrant)

Date: November 15, 2021	By:	/s/ Timothy Jones
Timothy Jones
President and Chief Executive Officer

Date: November 15, 2021	By:	/s/ Jeff Eliot Margolis
Jeff Eliot Margolis
Senior Vice President, Chief Financial Officer, Treasurer and Secretary

