Form 10-K
period 2021-12-31
RespireRx Pharmaceuticals Inc.
filed 2022-04-15
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates as of June 30, 2021 was approximately $2,476,607 (based on the closing sale price of the common stock as reported by the OTC QB) on June 30, 2021.

As of March 31, 2022, there were 97,894,276 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

In this Annual Report on Form 10-K, the terms “RespireRx,” the “Company,” “we,” “us” and “our” refer to RespireRx Pharmaceuticals Inc. a Delaware corporation, and, unless the context indicates otherwise, its consolidated subsidiaries.

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of RespireRx Pharmaceuticals Inc., referred to herein as our “2021 Annual Report” (“RespireRx” and together with RespireRx’s wholly owned subsidiary, Pier Pharmaceuticals, Inc. (“Pier”), the “Company,” “we,” or “our,” unless the context indicates otherwise) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbor created thereby. These might include statements regarding the Company’s future plans, targets, estimates, assumptions, financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about research and development efforts, including, but not limited to, preclinical and clinical research design, execution, timing, costs and results, future product demand, supply, manufacturing, costs, marketing and pricing factors.

In some cases, forward-looking statements may be identified by words including “assumes,” “could,” “ongoing,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “contemplates,” “targets,” “continues,” “budgets,” “may,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words, and such statements may include, but are not limited to, statements regarding (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of the Company’s products candidates, (iv) reorganization plans, and (v) the need for, and availability of, additional financing. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Offering Circular.

These factors include but are not limited to, regulatory policies or changes thereto, available cash, research and development results, issuance of patents, competition from other similar businesses, interest of third parties in collaborations with us, and market and general economic factors, and other risk factors disclosed herein.

You should read these risk factors and the other cautionary statements made in the Company’s filings as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. We cannot assure you that the forward-looking statements in this 2021 Annual Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this 2021 Annual Report completely. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

We caution investors not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this 2021 Annual, as well as others that we may consider immaterial or do not anticipate at this time. These forward-looking statements are based on assumptions regarding the Company’s business and technology, which involve judgments with respect to, among other things, future scientific, economic, regulatory and competitive conditions, collaborations with third parties, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties, including those described in the 2021 Annual Report. These risks and uncertainties are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.

Forward-looking statements speak only as of the date they are made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

PART I

Item 1. Business

Overview

The Company was incorporated in Delaware in 1987 as Cortex Pharmaceuticals, Inc. and changed its name to RespireRx Pharmaceuticals Inc. in 2015.

The mission of the Company is to develop innovative and revolutionary treatments to combat disorders caused by disruption of neuronal signaling. We are developing treatment options that address conditions affecting millions of people, but for which there are limited or poor treatment options, including obstructive sleep apnea (“OSA”), attention deficit hyperactivity disorder (“ADHD”), epilepsy, acute and chronic pain, including inflammatory and neuropathic pain, and recovery from spinal cord injury (“SCI”), which are conditions that affect millions of people but for which there are limited or poor treatment options. We are also considering developing treatment options for other conditions based on results of preclinical and clinical studies to date.

In order to facilitate our business activities and product development, the Company has implemented an internal restructuring plan based upon our two research platforms: pharmaceutical cannabinoids and neuromodulators. The business unit focused on pharmaceutical cannabinoids is referred to as ResolutionRx and the business unit focused on neuromodulators is referred to as EndeavourRx. It is anticipated that the Company will use, at least initially, its management personnel to provide management, operational and oversight services to these two business units.

(i)	ResolutionRx, our pharmaceutical cannabinoids platform is developing compounds that target the body’s endocannabinoid system, and in particular, the re-purposing of dronabinol, an endocannabinoid CB1 and CB2 receptor agonist, for the treatment of OSA. Dronabinol is already approved by the FDA for other indications.

(ii)	EndeavourRx, our neuromodulators platform is made up of two programs: (a) our AMPAkines program, which is developing proprietary compounds that act as positive allosteric modulators (“PAMs”) of AMPA-type glutamate receptors to promote neuronal function and (b) our GABAkines program, which is developing proprietary compounds that act as PAMs of GABAA receptors, and which was recently established pursuant to our entry into a patent license agreement (the “UWMRF Patent License Agreement”) with the University of Wisconsin-Milwaukee Research Foundation, Inc., an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”), into a patent license agreement.

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

The Company is also engaged in business development efforts (licensing/sub-licensing, joint venture and other commercial structures) with a view to securing strategic partnerships that represent strategic and operational infrastructure additions, as well as cash and in-kind funding opportunities. These efforts have focused on, but have not been limited to, transacting with brand and generic pharmaceutical and biopharmaceutical companies as well as companies with potentially useful formulation or manufacturing capabilities, significant subject matter expertise and financial resources. No assurance can be given that any transaction will come to fruition and that if it does, that the terms will be favourable to the Company.

Neurotransmission

RespireRx is developing drugs to modify neurotransmission and create advanced treatments for disorders with high unmet needs. Neurotransmission is the basic process in the brain by which specialized nerve cells called neurons communicate information with each other.

As illustrated in this figure, during neurotransmission, neurons release chemicals called neurotransmitters which attach to receptors, very specific protein structures residing on adjacent neurons. This enables neurons to communicate with one another by either increasing or decreasing the excitability of the neuron receiving the communication. For example, glutamate is the primary excitatory neurotransmitter in the brain, while gamma-amino-butyric acid (“GABA”) is the primary inhibitory neurotransmitter. Neurons also contain receptors for anandamide (AEA) and 2-arachidonoylglycerol (2-AG), the brain’s own natural cannabinoid (endocannabinoid) neurotransmitters.

ResolutionRx – Pharmaceutical Cannabinoids

Background

The term cannabinoid refers to pharmacologically active substances originally found within the cannabis plant that led to the discovery of the body’s own cannabinoids, termed endocannabinoids. Endocannabinoids are endogenous neurotransmitters located throughout the brain and peripheral nervous system that are used by certain nerve cells to convey information from cell to cell. The two major endocannabinoids that have been identified are anandamide (AEA) and 2-arachidonoylglycerol (2-AG), which are secreted and act upon CB1 and CB2 endocannabinoid receptors, thereby influencing a variety of physiological functions, including respiration, appetite, convulsions and potentially others.

Due to the liberalization of state laws regulating the use and sales of cannabis over the last 5 years, a major industry has grown around its commercialization. However, while cannabis use has been legalized in certain states, it still is not legal under federal statutes and regulations. The medical use of any pharmacological agent must be approved by the U.S Food and Drug Administration (“FDA”) and, to date, the FDA has not recognized or approved the cannabis plant as medicine nor is it federally legal to sell products that contain cannabinoids as drugs or dietary supplements without its approval.

Worldwide clinical research efforts have established the cannabinoid class of compounds as bona fide pharmaceutical products, or “pharmaceutical cannabinoids,” which are being developed and commercialized according to FDA regulatory and industry guidelines. Scientific research and commercial development to date has focused primarily on two major cannabinoids, dronabinol and cannabidiol (“CBD”). This research and development effort began in 1985 when dronabinol, a directly acting agonist on CB1 and CB2 receptors, was approved by the FDA as Marinol® for the treatment of AIDS-related anorexia and later for the treatment of chemotherapy-induced nausea and vomiting. Marinol®, as well as generic dronabinol, is available in 2.5 mg, 5 mg, and 10 mg capsules, with a maximum labelled dosage of 20 mg/day for the AIDS indication, or 15 mg/m2 per dose for chemotherapy-induced nausea and vomiting.

This regulatory breakthrough subsequently led to the 2018 FDA approval of Epidiolex®, a proprietary oral solution of CBD sold by GW Pharmaceuticals plc (“GW Pharma”) for the treatment of certain rare, treatment-resistant forms of epilepsy. Nabiximol®, an oromucosal spray containing Δ9-THC and CBD, was approved under the tradename Sativex® by applicable regulatory authorities in 29 countries outside the United States and is marketed and distributed by GW Pharmaceuticals plc (“GW”) (On May 5, 2021, GW and Jazz Pharmaceuticals plc (“Jazz”) announced the completion of Jazz’s acquisition of GW).

The commercialization of these pharmaceutical cannabinoids has opened the door to an expanding market sector. As part of our effort to capitalize upon this opportunity, the Company has implemented an internal restructuring plan by forming ResolutionRx as a business unit focused on the pharmaceutical cannabinoid market. ResolutionRx’s initial primary focus has been and will continue to be the re-purposing of dronabinol using new proprietary formulations and therapeutic indications. Because dronabinol already is an approved drug, we intend to use publicly available information, particularly safety data, in support of a 505(b)(2) New Drug Application (“NDA”), generally a more rapid route to FDA approval than a standard 505(b)(1) NDA.

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

In 2014, another surgical option first became available based on upper airway stimulation. This was later followed by a second-generation medical device cleared by the FDA in 2017. It is a combination of an implantable nerve stimulator and an external remote controlled by the patient. The implanted device stimulates the hypoglossal nerve, which controls the tongue, with every attempted breath, regardless of whether such stimulation is needed for that breath. The device is turned on at night and off in the morning by the patient with the remote.

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

With approximately $5 million in funding from the National Heart, Lung and Blood Institute of the National Institutes of Health (“NIH”), Dr. David Carley of the University of Illinois at Chicago (“UIC”), along with his colleagues at UIC and Northwestern University, completed a Phase 2B multi-center, double-blind, placebo-controlled clinical trial of FDA approved and commercially available dronabinol in patients with OSA. This study, named “Pharmacotherapy of Apnea with Cannabimimetic Enhancement” (“PACE”) replicated our earlier Phase 2A study. The authors published in the January 2018 issue of the journal SLEEP and reported that, in a dose-dependent fashion, treatment with 2.5 mg and 10 mg of dronabinol once per day at night significantly reduced, compared to placebo, AHI during sleep in 56 evaluable patients with moderate to severe OSA who completed the study. Additionally, treatment with 10 mg of dronabinol significantly improved daytime sleepiness as measured by the Epworth Sleepiness Scale and achieved the greatest overall patient satisfaction. As in our previous Phase 2A study, dronabinol was observed to be safe and well tolerated, with the frequency of side effects no different from placebo. The Company did not manage this clinical trial, which was funded entirely by the National Heart, Lung and Blood Institute of NIH.

The Opportunity to Improve Dronabinol Formulations

A major factor limiting the use of dronabinol for other indications stems from its current formulation as a soft gelatin capsule that suffers from several major deficiencies.

First, dronabinol is not water soluble and exhibits poor and erratic absorption. The market-dominant commercial gel cap formulation of dronabinol is currently formulated as a sesame oil-based liquid within a soft gelatin capsule. The absorption of dronabinol after oral administration is poor and highly variable with some patients achieving very high levels and others achieving very low levels. This erratic absorption may be responsible for the variable therapeutic responses observed in dronabinol clinical trials. Syndros®, on the other hand, is formulated as a dronabinol solution in dehydrated alcohol, polyethylene glycol and other materials and exhibits its own challenges and deficiencies, including but not limited to it being classified as a Schedule II drug by the U.S. Drug Enforcement Administration (the “DEA”) as compared to the capsule formulation that is classified as a Schedule III drug. Syndros® is no longer being marketed.

Second, dronabinol is rapidly and extensively (approximately 80%) metabolized upon first pass through the liver, resulting in low blood levels. Additionally, dronabinol has a relatively short half-life (approximately 3 – 4 hours) and, in its present formulation, is not optimally suited for therapeutic indications requiring controlled and sustained blood levels.

Third, in order to achieve sustained, therapeutic blood levels, we have found it necessary to use higher doses of dronabinol in our OSA clinical trials. For example, over an 8-hour period, the 2.5 mg and 10 mg doses produced therapeutically equivalent effects during the first 4 hours, but only the 10 mg dose produced therapeutic effects during the second 4 hours. Unfortunately, the 10 mg dose can produce a higher occurrence of side effects than the 2.5 mg dose (as described in the Marinol® package insert). We are currently developing new formulations that would achieve the blood levels produced by the lower doses for a sustained time period, resulting in the desired therapeutic effect(s) while minimizing undesirable side effects.

In order to circumvent these problems, we have designated certain important properties around which we have created a number of lipid nanoparticle (LNP) formulations of dronabinol, three (3) of which (i) display appropriate water solubility and dissolution to improve absorption, (ii) nano-particle size and resistance to stomach acid conditions in order to reduce first pass liver metabolism and achieve higher and longer blood levels, as well as (iii) stability and ease of manufacturing to support commercial scale. Pending additional financing (availability of which cannot be assured), we plan to test these formulations in animal and human pharmacokinetic (PK) and pharmacodynamic (PD) studies. We believe that the development of a novel, proprietary formulation of dronabinol would not require significantly longer time to market entry compared to what would be required if we were to use the currently available soft gel capsule technology.

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

On June 27, 2014, RespireRx entered into an exclusive license agreement (the “2014 License Agreement”) with the University of Illinois at Chicago (“UIC”) that replaced a 2007 license agreement with Pier that had been terminated. The 2014 License Agreement grants the Company, among other provisions, exclusive rights: (i) to practice certain patents in the United States, and certain other countries as set forth in the 2014 License Agreement; (ii) to identify, develop, make, have made, import, export, lease, sell, have sold or offer for sale any related licensed products; and (iii) to grant sub-licenses of the rights granted in the 2014 License Agreement, subject to the provisions of the 2014 License Agreement. The 2014 License Agreement obligates the Company to pay UIC a license fee, royalties, patent costs and certain milestones. Royalty payments include a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The due date of the minimum annual royalty obligation of $100,000 originally due on December 31, 2021, was extended to April 30, 2022. A one-time milestone payment will be due within 5 days of any of the following, (a) dosing of the first patient with a dronabinol product in a Phase 2 human clinical study anywhere in the world that is not sponsored by the University of Illinois, (b) dosing of the first patient in a Phase 2 human clinical study anywhere in the world with a low dose dronabinol (defined as less than or equal to 1 mg), or (c) dosing of the first patient in a Phase 1 human clinical study anywhere in the world with a proprietary reformulation of dronabinol. One-time milestone payments may become due based upon the achievement of certain development milestones. $350,000 will be due within five days after the dosing of the first patient in a Phase 3 human clinical trial anywhere in the world. $500,000 will be due within five days after the first NDA filing with the FDA, as defined below, or a foreign equivalent. $1,000,000 will be due within twelve months of the first commercial sale. One-time and annual royalty payments may also become due and payable. In the year after the first application for market approval is submitted to the FDA or a foreign equivalent and until approval is obtained, the minimum annual royalty will increase to $150,000. In the year after the first market approval is obtained from the FDA or a foreign equivalent and until the first sale of a product, the minimum annual royalty will increase to $200,000. In the year after the first commercial sale of a product, the minimum annual royalty will increase to $250,000. For each of the fiscal years ended December 31, 2021 and 2020, the Company recorded a charge to operations of $100,000 as its minimum annual royalty obligation, which is included in research and development expenses in the Company’s consolidated statements of operations for the fiscal years ended December 31, 2021 and 2020, respectively.

RespireRx has exclusive rights to issued and pending patents claiming cannabinoid compositions and methods for treating cannabinoid-sensitive disorders, including sleep apnea, pain, glaucoma, muscular spasticity, anorexia and other conditions. In January 2021, we filed a provisional patent application further disclosing novel dosages, controlled release compositions and methods of use for cannabinoids, and in January 2021, a provisional patent application further disclosing novel dosage and controlled release compositions and methods of use for cannabinoids, alone or in combination, including with cannabinoid and non-cannabinoid molecules. Specific claims describe low dosage strengths and controlled release formulations for attaining a therapeutic window of cannabinoid blood levels that produce the desired therapeutic effect(s) for a controlled period of time, while minimizing undesirable side effects. In January 2022, we filed a provisional patent application describing novel lipid based formulation technology (LFT) that may be used to improve the solubility and bioavailability of poorly soluble drugs, particularly cannabinoids such as dronabinol. Certain original patents were filed by RespireRx and are now included in the 2014 License Agreement. See Note 9. Commitments and Contingencies—University of Illinois 2014 Exclusive License Agreement in the notes to our consolidated financial statements as of December 31, 2021. While no assurances can be provided that the claims in our patent applications will be allowed in whole or in part, or that the patents will ultimately issue, we believe that these new filings, if allowed, will provide market protections through January 2042.

Data from our Phase 2 clinical trials has allowed us to design new proprietary formulations of dronabinol, disclosed in our patent filings and optimized for the treatment of not only OSA, but also other indications. If successful in our development efforts, we believe that a proprietary formulation of dronabinol, based on our recently filed provisional patent applications for LFT and pending patents for low-dose and extended release dronabinol, could lead to a highly marketable commercial formulation of dronabinol for use not only in the treatment of OSA but other indications, as well. We also believe that such novel, proprietary formulations of dronabinol would extend market exclusivity, increase market value and be more interesting to certain potential strategic partners.

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

The 505(b)(2) NDA was created by the Hatch-Waxman Act, as amended (the “Hatch-Waxman Act”), which amended the FDCA to help avoid unnecessary duplication of studies already performed on a previously approved drug. As amended, the FDCA gives the FDA express permission to rely on data not developed by the NDA applicant. Accordingly, a 505(b)(2) NDA must contain full safety and effectiveness reports but allows at least some of the information required for NDA approval, such as safety and efficacy information about the active ingredient, to come from studies not conducted by or for the applicant. This can result in a less expensive and faster route to approval, compared with a traditional development path, such as 505(b)(1), while still allowing for the creation of new, differentiated products. The 505(b)(2) NDA regulatory path offers the applicant market protections, such as market exclusivity, under the Hatch-Waxman Act and the rules promulgated thereunder. Other, international regulatory routes are available to pursue proprietary formulations of dronabinol and would provide further market protections. For example, in Europe, a regulatory approval route similar to the 505(b)(2) pathway is the hybrid procedure based on Article 10 of Directive 2001/83/EC.

We have worked with regulatory consultants who will assist with FDA filings and regulatory strategy. If we can secure sufficient financing, of which no assurance can be provided, we anticipate requesting a pre-Investigational New Drug application (“pre-IND”) meeting with the FDA. This meeting also could create the type of dialogue with the FDA that is normally communicated at an end-of-Phase 2 meeting. The FDA responses to this meeting will be incorporated into an Investigational New Drug Application (“IND”).

If we can secure sufficient financing and successfully create a proprietary formulation of dronabinol, of which no assurance can be provided, we plan to propose conducting the appropriate clinical studies with our proprietary controlled release formulation in OSA patients to determine safety, PK and efficacy, as well as a standard Phase 1 clinical study to determine potential abuse liability. When a Phase 3 study is required for a 505(b)(2), usually only one study with fewer patients is necessary versus the two, large scale, confirmatory studies generally required for the standard 505(b)(1) NDA. While no assurance can be provided, with an extensive safety database tracking chronic, long-term use of Marinol® and generics, we believe that the FDA should not have major safety concerns with dronabinol in the treatment of OSA.

The Company has worked with the investigators who conducted the Phase 2B clinical trial and our Clinical Advisory Panel to design a draft Phase 3 protocol summary that, based on the experience and results from the Phase 2A and Phase 2B trials, we believe will provide sufficient data for FDA approval of a RespireRx dronabinol controlled release formulation for OSA. The current version of the protocol is designed as a 90-day randomized, blinded, placebo-controlled study of dronabinol in the treatment of OSA. Depending on feedback from the FDA, the Company estimates that the Phase 3 trial would require between 120 and 300 patients at 15 to 20 sites, and take 18 to 24 months to complete, at a cost of between $10 million and $14 million.

We believe our rights under the Purisys Agreement would help facilitate regulatory approval. Under the Purisys Agreement, Purisys has agreed, at no cost to us, to (i) provide all of the API estimated to be needed for the clinical development process for first- and second-generation products, three validation batches for NDA filings and adequate supply for the initial inventory stocking for the wholesale and retail channels, subject to certain limitations, (ii) maintain or file valid DMFs with the FDA or any other regulatory authority and provide the Company with access or a right of reference letter entitling the Company to make continuing reference to the DMFs during the term of the agreement in connection with any regulatory filings made with the FDA by the Company, (iii) participate on a development committee, and (iv) make available its regulatory consultants, collaborate with any regulatory consulting firms engaged by the Company and participate in all FDA or DEA meetings as appropriate and as related to the API.

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

Large Commercial Opportunity

As a serious public health issue, the important need for diagnosing and ultimately treating OSA has recently been highlighted by the FDA clearance of several sleep apnea home test kits that are now third party reimbursed. Further highlighting this need, CVS Health Corporation (NYSE: CVS) announced the implementation of a program to diagnose and treat OSA initially within its own in-store, walk-in MinuteClinics. If implemented throughout its HealthHUB store network, we expect the number of people diagnosed with sleep apnea and eligible for treatment to increase dramatically. Fitbit, Inc., (NYSE: FIT), a health oriented smart watch company is seeking clearance from the FDA to diagnose sleep apnea using its smart watches. We believe that the combination of more efficient and patient friendly diagnostic procedures and, ultimately, pharmaceutical treatments such as those we are developing will encourage more patients to seek diagnosis and treatment. As noted above, there are approximately 29 million OSA patients in the United States and an additional 26 million in Germany and 8 million in the United Kingdom. There are currently no drugs approved for the treatment of OSA.

EndeavourRx – Neuromodulators

Background

As described above, during the neurotransmission process, neurons release neurotransmitters that attach to specific receptors residing on adjacent neurons, enabling them to communicate with one another and produce excitatory or inhibitory effects. For example, glutamate is the primary excitatory neurotransmitter in the brain and GABA is the primary inhibitory neurotransmitter. While the neurotransmitter attachment site on each of these receptors does not change, the receptor protein subunit structures can vary so that the receptors can produce a variety of effects. With the AMPA glutamate receptor, the binding of glutamate or an artificial agonist to its attachment site causes a change in the structure of the AMPA receptor resulting in an influx of cations and an increased excitability. Likewise, in the case of the GABAA receptor, the binding of GABA or an artificial agonist to its attachment site causes a change in the structure of the GABAA receptor ion channel and increases the flow of chloride ions (negatively charged anion) into the cell, resulting in decreased excitability.

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

Proposed Regulatory Approach for AMPAkines and GABAkines

In conjunction with its management and consultants, the Company intends to initially perform appropriate and required preclinical studies with its GABAkines and file INDs to commence clinical trials with one or more of those drug candidates and either amend existing INDs or file new INDs for its AMPAkines in order to conduct additional clinical trials with those drug candidates. If such studies safely show statistically significant improvement in appropriate clinical endpoints they would likely result in the filing of one or more NDAs for the AMPAkine(s) under Section 505(b)(1) of the Federal Food, Drug and Cosmetic Act as amended, the traditional regulatory path for new chemical entities (NCEs). The NDAs for the GABAkine drug product candidates, also would be filed as 505(b)(1) NDAs.

As part of our effort to capitalize upon a possible market opportunity with respect to neuromodulators, the Company has implemented an internal restructuring plan, by which EndeavourRx became a stand-alone business unit focused on the neuromodulator market. EndeavourRx comprises our AMPAkine program and our GABAkine program.

AMPAkines

The Company is developing a class of proprietary compounds known as AMPAkines, which are PAMs of the AMPA glutamate receptor. AMPAkines are small molecule compounds that enhance the excitatory actions of glutamate at the AMPA receptor complex, which mediates most excitatory transmission in the central nervous system (“CNS”). Through an extensive translational research effort from the cellular level through Phase 2 clinical trials, we have developed a family of AMPAkines, including CX717, CX1739 and CX1942 that may have clinical application in the treatment of CNS-driven neurobehavioral and cognitive disorders, spinal cord injury (“SCI”), neurological diseases, and certain orphan indications. CX717 and CX1739, our lead clinical compounds, have successfully completed multiple Phase 1 safety trials with no drug-associated serious adverse events. Both compounds have also completed Phase 2 efficacy trials demonstrating target engagement, by antagonizing the process of opioid-induced respiratory depression (“OIRD”). CX717 has successfully completed a Phase 2 trial demonstrating the ability to significantly reduce the symptoms of adult ADHD. In an early Phase 2 study, CX1739 improved breathing in patients with central sleep apnea. In addition, preclinical studies have highlighted the potential ability of these AMPAkines to improve motor function in animals with SCI. Subject to raising sufficient financing (of which no assurance can be provided), we believe that we will be able to initiate a human Phase 2 study with CX1739 in patients with SCI and a human Phase 2 study in patients with ADHD using either CX1739 or CX717.

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

In a repeated measures analysis, a statistically significant treatment effect on the ADHD Rating Scale (“ADHD-RS”), the primary outcome measure, was observed after a three-week administration of CX717, at a dose of 800 mg BID. Differences between this dose of CX717 and placebo were observed as early as week one of treatment and continued throughout the remainder of the study. The low dose of CX717, 200 mg BID, did not differ from placebo. In general, results from both the ADHD-RS hyperactivity and inattentiveness subscales, which were secondary efficacy variables, paralleled the results of the total score. CX717 was considered safe and well tolerated.

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

AMPAkines as Treatment for SCI

AMPAkines also may have potential utility in the treatment and management of SCI to enhance motor functions and improve the quality of life for SCI patients. An estimated 17,000 new cases of SCI occur each year in the United States, most a result of automobile accidents. Currently, there are roughly 282,000 people living in the United States with spinal cord injuries, which often produce impaired motor function.

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

We have been working with Dr. David Fuller at the University of Florida, a long-time collaborator who has funding from NIH, to evaluate the use of AMPAkines CX1739 and CX717 for the treatment of compromised motor function in models of SCI. Using rodents that have received spinal hemi-sections, the AMPAkines were observed to increase motor nerve activity bilaterally. The effect on the hemisected side was greater than that measured on the intact side, with the recovery approximating that seen on the intact side prior to administration of ampakine. The doses of AMPAkines active in SCI were comparable to those demonstrating antagonism of OIRD, indicating target engagement of the AMPA receptors.

A recently published paper by Dr Fuller entitled “Ampakines stimulate diaphragm activity after spinal cord injury” (http://doi.org/10.1089/neu.2021.0301 ) describes research conducted for the first time in awake freely moving rats as late as two weeks after having previously undergone unilateral spinal hemi-transection at the C2 spinal level. For the first time, low dose administration of either CX1739 or CX717 was shown to improve not only motor nerve and muscle activity recorded electrophysiologically from the lesioned side, but to significantly improve actual motor functioning and breathing, even under challenging conditions. The importance of these findings is described in the article by pointing out that the majority of the approximately 500,000 annual SCI cases reported globally involve injuries to the cervical spinal cord and, in severe cases, require the use of mechanical ventilation or direct diaphragm pacing to sustain ventilation. Also, in confirmation of previously reported results in anesthetized animals, the AMPAkines improved, in awake freely moving animals, the motor facilitation produced by an episode of acute intermittent hypoxia (AIH), a treatment currently used in the rehabilitation of SCI patients.

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

On August 1, 2020, RespireRx exercised its option pursuant to its option agreement dated March 2, 2020, between RespireRx and UWMRF. Upon exercise RespireRx and UWMRF executed the UWMRF Patent License Agreement effective August 1, 2020 (the “Effective Date”) pursuant to which RespireRx licensed the identified intellectual property. Under the UWMRF Patent License Agreement, the Company has an exclusive license to commercialize GABAkine products based on UWMRF’s rights in certain patents and patent applications, and a non-exclusive license to commercialize products based on UWMRF’s rights in certain technology that is not the subject of the patents or patent applications. UWMRF maintains the right to use, and, upon the approval of the Company, to license, these patent and technology rights for any non-commercial purpose, including research and education. The UWMRF Patent License Agreement expires upon the later of the expiration of the Company’s payment obligations to UWMRF or the expiration of the last remaining licensed patent granted thereunder, subject to early termination upon the occurrence of certain events. The License Agreement also contains a standard indemnification provision in favor of UWMRF and confidentiality provisions obligating both parties. Under the UWMRF Patent License Agreement, in consideration for the licenses granted, the Company will pay to UWMRF the following: (i) patent filing and prosecution costs incurred by UWMRF prior to the Effective Date, paid in yearly installments over three years from the Effective Date; (ii) annual maintenance fees, beginning on the second anniversary of the Effective Date, ranging from $5,000 on the second anniversary to $15,000 on the fifth anniversary and each anniversary thereafter, which annual maintenance fees terminate upon the Company’s payment of royalties pursuant to clause (iv) below; (iii) milestone payments, paid upon the occurrence of certain dosing events of patients during clinical trials and certain approvals by the FDA, such milestone payments not to exceed $2,150,000 in the aggregate; and (iv) royalties on net sales of products developed with the licenses, subject to minimum annual payments and to royalty rate adjustments based on whether separate royalty payments by the Company yield an aggregate rate beyond a stated threshold. The Company has also granted UWMRF certain stock appreciation rights with respect to the Company’s neuromodulator programs, subject to certain limitations, and will pay to UWMRF certain percentages of revenues generated from sublicenses of the licenses provided under the License Agreement by the Company to third parties.

Benzodiazepines (“BDZs”), such as Valium® (diazepam), Librium® (chlordiazepoxide) and Xanax® (alprazolam) were the first major class of drugs reported to act as GABAA PAMs, by binding at a site distinct from the binding site for GABA. These drugs produce a wide range of pharmacological properties, including anxiety reduction, sedation, hypnosis, anti-convulsant, muscle relaxation, respiratory depression, cognitive impairment, as well as tolerance, abuse and withdrawal. For this reason, it was not surprising that BDZs were observed to act as GABAA PAMs indiscriminately across all GABAA receptor subtypes. Following the identification of BDZ binding sites on GABAA receptors, Dr. Arnold Lippa, our Interim President, Interim Chief Executive Officer, Chief Scientific Officer and Executive Chairman of our Board of Directors, described CL218,872, the first non-BDZ to demonstrate that these receptors were heterogeneous by binding selectively to a subtype of GABAA receptor. This demonstration of receptor heterogeneity led to the hypothesis that the various pharmacological actions of the BDZs might be separable depending on the receptor subtype involved. In animal testing, CL218,872 provided the proof of principle that such a separation could be achieved by displaying anti-anxiety and anti-convulsant properties in the absence of sedation, amnesia and muscular incoordination. Using ocinaplon, an analog of CL218,872 with similar receptor subtype selectivity, Dr. Lippa’s team reported in the Proceedings of the National Academy of Science the results of a Phase 2 clinical trial in anxious patients that ocinaplon significantly reduced symptoms of anxiety in the absence of sedation. These findings gave impetus to the search for novel therapeutic drugs for neurological and psychiatric illnesses that display improvements in efficacy and reductions in side effects.

Over the last several years, a group of scientists led by Dr. James Cook of the University of Wisconsin and Dr. Jeffrey Witkin affiliated with the Indiana University School of Medicine, both of whom have been engaged as Senior Research Fellows at RespireRx, synthesized and tested a broad series of novel drugs that display GABAA receptor subtype selectivity and pharmacological specificity. Certain of these chemical compounds are the subject of the UWMRF Patent License Agreement.

Of these compounds, we have identified KRM-II-81 as a clinical lead. KRM-II-81 is the most advanced and druggable of a series of compounds that display certain receptor subtype selectivity and pharmacological specificity. In studies using cell cultures, brain tissues and whole animals, KRM-II-81 acts as a GABAA PAM at selective GABAA receptor subtypes that we feel are intimately involved in neuronal processes underlying epilepsy, pain, anxiety and certain other indications. KRM-II-81 has demonstrated highly desirable properties in animal models of these and other potential therapeutic indications, in the absence of or with greatly reduced liability to produce sedation, motor incoordination, cognitive impairments, respiratory depression, tolerance, abuse and withdrawal seizures, all side effects associated with BDZs. We currently are focused on the potential treatment of epilepsy and pain. Several articles describing the results of these studies have been published in highly regarded peer reviewed journals, including two review articles and a book chapter detailing the anti-epileptic and analgesic properties of KRM II-81 and its importance in the overall field of GABAkines.

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

In the absence of seizure control by anti-epileptics, surgical resection of affected brain tissue is one potential alternative to help with the control of seizures. In the process of this surgery, epileptic brain tissue can become available for research into epileptic mechanisms and the identification of novel antiepileptic drugs. In recent articles by Dr. Witkin and his colleagues, the anticonvulsant action of KRM-II-81 has been confirmed by microelectrode recordings from slices obtained from freshly excised cortex tissue from epileptic patients where in situ application of KRM-II-81 suppressed epileptiform electrical activity. These very important translational data lend considerable support and impetus to the further development of KRM-II-81 for the treatment of epilepsy.

GABAkines as Treatments for Pain

It is impossible not to be aware of the crisis that the opioid epidemic has created in the treatment of pain. While there is no question as to their efficacy, the clinical use of opioids is severely limited due to the rapid development of tolerance, dependence and the production of OIRD, the major cause of opioid-induced lethality. Research programs are underway nationwide to discover and develop new non-opioid drugs that are effective analgesics without the tolerance and abuse liability ascribed to opioids. Pain is especially difficult to treat due to its complex nature with a variety of different etiologies. For example, chronic pain may be produced by injury, surgery, neuropathy, the inflammation produced by arthritis or by certain drugs such as cancer chemotherapeutics. For these reasons, better management and control of chronic pain continues to be a serious need in medical practice.

Data from both preclinical and clinical studies are consistent with the idea that GABAergic neurotransmission is an important regulatory mechanism for the control of pain. Gabapentin (Neurontin®) and pregabalin (Lyrica®), two commonly used drugs for the treatment of neuropathic pain, are believed to produce their analgesic effects by enhancing GABAergic neurotransmission. However, although they have received FDA approval, the clinical results have not been overwhelming. In a published review of 37 clinical trials with a total of 5,914 patients experiencing neuropathic pain there was no difference in the percentage of patients experiencing pain reduction of greater than 50% when comparing gabapentin to placebo. The most common side effects produced by gabapentin were sedation, dizziness and problems walking. It is uncertain whether greater efficacy was not observed because of poor intrinsic pharmacological efficacy or insufficient dosages due to dose limiting side effects.

An alternate approach to enhancing GABAergic neurotransmission is the use of GABAA PAMs. This approach has been under-utilized because of the general lack of efficacy of the BDZ PAMs. However, a strong case for the potential value of subtype selective GABAA PAMs for the treatment of pain can be made. First, GABAA receptor regulated pathways are integral to pain processing with α2/3 containing GABAA receptor subtypes present on nerve pathways modulating pain sensation and perception. Second, we believe that the analgesic properties of BDZs may be masked by concurrent activation of other GABAA receptor subtypes that mediate the side effects. Diazepam has been reported to produce maximal analgesia in rodents if the side effects are attenuated by GABAA subtype genetic manipulation. Third, in recently published review articles describing KRM-II-81 and predecessor GABAkines that selectively amplify GABAA receptor subtype signaling, Drs. Witkin, Cook and colleagues reported that these GABAkines displayed a high degree of analgesic activity in a broad range of preclinical studies. In cellular studies, KRM-II-81 preferentially bound to specific subtypes of GABAA receptors and boosted the ability of GABA to inhibit pain sensory neurons in the spinal dorsal root ganglia. In intact animal models of acute and chronic pain, the analgesic efficacy of KRM-II-81 was comparable to or greater than commonly used analgesics. At the same time, KRM-II-81 did not display side effects such sedation and motor impairment.

Equally important, KRM-II-81 did not produce tolerance, dependence, respiratory depression or behavioral changes indicative of abuse liability, which are produced by opioid narcotics and are at the heart of the opioid epidemic. Sub-chronic dosing for 22 days with KRM-II-81 and the structural analogue, MP-III-80, demonstrated enduring analgesic efficacy without tolerance development. In contrast, tolerance developed to the analgesic effects of gabapentin. At a dose that produces maximal analgesic effect in an inflammatory chronic pain model, KRM-II-81 does not substitute for the BDZ midazolam in a drug discrimination assay, suggesting a reduced abuse liability. Furthermore, KRM-II-81 did not produce the respiratory depression observed with alprazolam, a major problem with BDZs leading to emergency room visits and overdose. We believe that the ability to attenuate both acute and chronic pain combined with a greatly reduced side effect profile, a lack of tolerance and a reduced abuse potential makes KRM-II-81 a promising clinical lead and a potentially breakthrough advance in pain therapeutics.

Drs. Witkin and Cerne have begun conducting pharmacology, metabolism, pharmacokinetic and safety studies to be included in future FDA filings. Dr. Cook has begun scaling up chemical synthesis of KRM II-81 in order to provide sufficient active pharmaceutical ingredient (API) to begin IND enabling preclinical studies, which we plan to initiate this year pending financing. In addition, substituted analogues of KRM II-81 have been made, particularly a soluble analogue that displays a similar pharmacological profile as KRM II-81. Several articles describing the results of these studies have been published in highly regarded peer reviewed journals, including two review articles and a book chapter detailing the anti-epileptic and analgesic properties of KRM II-81 and its importance in the overall field of GABAkines.

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

ResolutionRx – Dronabinol program

In conjunction with a sub-contractor, the Company has prepared several new proprietary formulations of dronabinol with the anticipated properties described in our patent applications, of which three have been selected for further testing animal pharmacokinetic (“PK”) and pharmacodynamic (“PD”) studies. Assuming sufficient additional financing is available, of which no assurance can be provided, and that the results of the animal testing indicate that further development is warranted, we intend to engage regulatory consultants, stock clinical supply, package and distribution the clinical supply to clinical trial sites, schedule a pre-investigational new drug application (“pre-IND”) meeting with the FDA, file an IND and then conduct Phase 2 PK and PD human clinical trials and ultimately one or more pivotal Phase 3 clinical studies.

If the ResolutionRx business unit is incorporated, the Purisys Agreement and the 2014 License Agreement will need to be transferred or otherwise made available to ResolutionRx. See “—Noramco Inc./Purisys, LLC - Dronabinol Development and Supply Agreement” and “—University of Illinois 2014 Exclusive License Agreement” in Note 9. Commitments and Contingencies in the notes to consolidated financial statements as of December 31, 2021. Initially, ResolutionRx’s primary focus will be on re-purposing dronabinol for the treatment of OSA; we believe that our broad enabling patents and our 2019, 2021 and 2022 patent applications for proprietary formulation technology may provide a framework for expanding into the larger burgeoning pharmaceutical cannabinoid industry. We believe that by converting this division to a subsidiary, it may be possible, through separate finance channels and potential strategic transactions, to unlock the unrealized asset value not only of the cannabinoid platform, but separately, our neuromodulator platform as well.

EndeavourRx – AMPAkines program

For the AMPAkines program within our EndeavourRx neuromodulators business unit, the Company plans, assuming financing is available, of which no assurance can be provided, to assess the purity of our existing drug supplies, obtain clinical supply material, engage regulatory consultants and a contract research organization (CRO) to finalize a clinical trial protocol and conduct a Phase 2A clinical trial to determine the safety, PK and PD properties of CX1739, one of our lead AMPAkines in patients who have had SCI. These tasks are critical for applying to the FDA for permission to amend our existing IND or initiate a new IND enabling the commencement of clinical trials.

Assuming sufficient additional financing is available, of which no assurance can be provided, the Company would continue to focus on SCI, and in particular, a Phase 2A efficacy study, as we believe it would be the most efficient expenditure of our resources, yield an actionable result in the shortest period of time and would initiate additional clinical trials in patients with ADHD.

EndeavourRx – GABAkines program

For the GABAkines program, the Company plans, assuming such financing is available, of which no assurance can be provided, to obtain active pharmaceutical ingredient of KRM-II-81 and/or one or more of its analogs or derivative and have them quality control tested and conduct animal toxicity studies.

Assuming sufficient additional financing is available, of which no assurance can be provided, the Company would conduct a full preclinical program in anticipation of filing an IND to commence human clinical trials for safety and efficacy in patients with treatment resistant epilepsy and those requiring non-opioid treatments for pain.

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

Employee/Consultant Infrastructure Build-out

It is anticipated that the Company will continue to use, at least initially, its management personnel to provide management, operational and oversight services to these two business units. In order to broaden our operational expertise, we are planning to hire a number of highly qualified individuals, either as employees or consultants and, in tandem, increase our administrative support function. To date, we have hired David Dickason as Senior Vice-president of Pre-Clinical Product Development and engaged Drs. James Cook and Jeffrey Witkin as consulting Research Fellows and engaged Dr. Rok Cerne as Senior Research Scientist.

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

The process of developing drug candidates normally begins with a discovery process of potential candidates that are then initially tested in in vitro and in vivo non-human animal (preclinical) studies which include but are not limited to toxicity and other safety related studies, PK, PD and ADME (absorption, distribution, metabolism, excretion). Once sufficient preclinical data are obtained, a company must submit an IND and receive authorization from the FDA in order to begin clinical trials in the United States. Successful drug candidates then move into human studies that are characterized generally as Phase 1, Phase 2 and Phase 3. Phase 1 studies seeking safety and other data normally utilize healthy volunteers. Phase 2 studies utilize one or more prospective patient populations and are designed to establish safety and preliminary measures of efficacy. Sometimes studies may be referred to as Phase 2A and 2B depending on the size of the patient population. Phase 3 studies are large trials in the targeted patient population, performed in multiple centers, often for longer periods of time and are designed to establish statistically significant efficacy as well as safety in the larger population. Most often the FDA and similar regulatory agencies in other countries require two confirmatory Phase 3 or pivotal studies. Upon completion of both the preclinical and clinical phases, an NDA (New Drug Application) is filed with the FDA or a similar filing is made to the regulatory authority in other countries. NDA filings are extensive and include the data from all prior studies. These filings are reviewed by the FDA and, only if approved, may the company or its partners commence marketing of the new drug in the United States.

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

See “Risk Factors—Risks related to our business—We may not be able to successfully develop and commercialize our product candidates and technologies.”

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

See “Risk Factors—Risks related to our business—We may not be able to successfully develop and commercialize our product candidates and technologies” for a discussion of certain risks related to the development and commercialization of our products.

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

See “Risk Factors—Risks related to our business—We may not be able to successfully develop and commercialize our product candidates and technologies.”

Employees

As of December 31, 2021 the Company employed two people on a full-time basis. We have four officers, two of whom are part-time outside consultants. The Company also engages other contractors who provide substantial services to the Company.

Technology Rights

University of Illinois License Agreement

See ResolutionRx – Pharmaceutical Cannabinoids – The Company’s Cannabinoid Intellectual Property Rights above and see Note 9. Commitments and Contingencies—University of Illinois 2014 Exclusive License Agreement in the notes to our consolidated financial statements as of December 31, 2021 for more information on the 2014 License Agreement.

UWMRF Patent License Agreement

See EndeavourRx – Neuromodulators – GABAkines above and see Note 9. Commitments and Contingencies—UWMRF Patent License Agreement in the notes to our consolidated financial statements as of December 31, 2021 for more information on the UWMRF Patent License Agreement.

Properties

As of December 31, 2021, the Company did not own any real property or maintain any leases with respect to real property. The Company periodically contracts for services provided at the facilities owned by third parties and may, from time-to-time, have employees who work in these facilities.

Legal Proceedings

We are periodically subject to various pending and threatened legal actions and claims. See Note 9. Commitments and Contingencies – Pending or Threatened Legal Actions and Claims in the notes to our consolidated financial statements for the year ended December 31, 2021 for additional information regarding these matters.

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

Item 1A. Risk Factors

In addition to the other matters set forth in this 2021 Annual Report, our continuing operations and the price of our common stock are subject to the following risks:

Risks related to our business

We and our independent registered public accounting firm have expressed substantial doubt about our ability to continue as a going concern.

The Company has incurred net losses of $3,144,840 and $4,301,211 for the years ended December 31, 2021 and December 31, 2020, respectively, as well as negative operating cash flows of $956,172 and $513,001 for fiscal years ended December 31, 2021 and December 31, 2020, respectively. The Company also had a stockholders’ deficiency of $10,007,758 at December 31, 2021 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. Additionally, the Company has, with respect to six convertible notes outstanding, $562,000 maturity amount plus accrued interest of $39,607 (as of December 31, 2021) maturing between April 22, 2022 and June 30, 2022, which must be paid, converted or otherwise have maturity dates extended in order to avoid a default on such convertible notes. In addition, the Company’s obligation to the University of Illinois of $100,000 that was due on December 31, 2021, was extended to and is due on April 30, 2022. In the past, the Company has been successful in getting maturity dates extended or having convertible note holders repaid via conversion. In addition, the Company has been successful in having license payment due dates extended and then meeting the payment obligations on such extended dates or further extended dates. There can be no assurance that the Company will remain successful in those efforts. As a result, in its audit opinion issued in connection with our consolidated financial statements as of December 31, 2021 and 2020, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern given our limited working capital, recurring net losses and negative cash flows from operations. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence. While we have relied principally in the past on external financing to provide liquidity and capital resources for our operations, we can provide no assurance that cash generated from our operations together with cash received in the future from external financing, if any, will be sufficient to enable us to continue as a going concern.

We and our independent registered public accounting firm has identified material weaknesses in our financial reporting process.

At December 31, 2021, management and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. There can be no assurance that we will be able to successfully implement our plans to remediate the material weaknesses in our financial reporting process. Our failure to successfully implement our plans to remediate these material weaknesses could cause us to fail to meet our reporting obligations, to produce timely and reliable financial information, and to effectively prevent fraud. Additionally, such failure, or other weaknesses that we may experience in our financial reporting process or other internal controls, could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

We have a history of net losses; we expect to continue to incur net losses and we may never achieve or maintain profitability.

Since our formation on February 10, 1987 through the end of our most recent fiscal year ended December 31, 2021, we have generated only minimal operating revenues, primarily from grants for research and development. For the fiscal year ended December 31, 2021, our net loss was $3,144,840 and as of December 31, 2021, we had an accumulated deficit of $173,955,136. We have not generated any revenue from product sales to date, and it is possible that we will never generate revenues from product sales in the future. Even if we do achieve significant revenues from product sales, we expect to continue to incur significant net losses over the next several years. As with other biotechnology companies, it is possible that we will never achieve profitable operations.

We will need additional capital in the near term and the future and, if such capital is not available on terms acceptable to us or available to us at all, we may need to scale back our research and development efforts and may be unable to continue our business operations.

We require additional cash resources for basic operations and will require substantial additional funds to advance our research and development programs and to continue our operations, particularly if we decide to independently conduct later-stage clinical testing and apply for regulatory approval of any of our proposed products, and if we decide to independently undertake the marketing and promotion of our products. Additionally, we may require additional funds in the event that we decide to pursue strategic acquisitions of or licenses for other products or businesses. Based on our operating plan as of December 31, 2021, we estimated that our existing cash resources will not be sufficient to meet our requirements for 2022. We also need additional capital in the near term to fund on-going operations including basic operations. Additional funds may come from the sale of common equity, preferred equity, convertible preferred equity or equity-linked securities, debt, including debt convertible into equity, or may result from agreements with larger pharmaceutical companies that include the license or rights to the technologies and products that we are currently developing, although there is no assurance that we will secure any such funding or other transaction in a timely manner, or at all.

Our cash requirements in the future may differ significantly from our current estimates, depending on a number of factors, including:

●	Our ability to raise equity or debt capital, or our ability to obtain in-kind services which may be more difficult during the current pandemic health crisis;
●	the results of our clinical trials;
●	the time and costs involved in obtaining regulatory approvals;
●	the costs associated with the implementation of a corporate restructure;
●	the costs of setting up and operating our own marketing and sales organization;
●	the ability to obtain funding under contractual and licensing agreements;
●	the ongoing obligations to make contractual licensed patent maintenance fees, milestone payments and royalty payments;
●	the costs involved in filing, prosecuting, maintaining and enforcing patents or any litigation by third parties regarding intellectual property;
●	the costs involved in meeting our contractual obligations including employment agreements; and
●	our success in entering into collaborative relationships with other parties.

Common Stock reserve requirements may restrict our ability to raise capital and continue to operate our business.

Common Stock reserve requirements may restrict our ability to raise capital and continue to operate our business. The Company is authorized to issue up to 2 billion (2,000,000,000) shares of Common Stock under its Certificate of Incorporation. As of December 31, 2021, there were 97,894,276 shares of Common Stock issued and outstanding and the Company was required to reserve an aggregate of 281,655,798 shares of its authorized and unissued Common Stock with respect to convertible notes, convertible Series B Preferred Stock, warrants, options granted not yet exercised and shares available for issuance its equity plans, inclusive of incremental contractual reserves in excess of the calculated number of conversion shares and warrant shares. There are 1,620,449,926 authorized, unissued and unreserved shares of Common Stock available after reserving for the incremental contractual reserves of 144,260,508. If we breach the contractual reserve requirements, we will be in default of such contractual obligations which may have material adverse consequences which may make it more difficult to raise additional necessary capital to operate our business.

Our product opportunities rely on licenses from research institutions and if we lose access to these technologies or applications, our business could be substantially impaired.

Through our acquisition of Pier, we gained access to a pre-existing relationship between Pier and the University of Illinois at Chicago (the “UIC”). Effective in September 2014, the Company entered into a license agreement with the UIC (the “UIC License Agreement”), which gave the Company certain exclusive rights with respect to certain patents and patent applications in the United States and other countries claiming the use of dronabinol and other cannabinoids for the treatment of sleep-related breathing disorders, including sleep apnea. The UIC License Agreement obligates the Company to comply with various commercialization and reporting requirements and to make various royalty payments, including potential one-time and annual royalty payments, as well as payments upon the achievement of certain development milestones.

In addition, the Company and the University of Wisconsin-Milwaukee Research Foundation, Inc., an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”) executed the UWMRF Patent License Agreement effective August 1, 2020 pursuant to which RespireRx licensed the intellectual property identified therein, including with respect to GABAkines. In consideration for the licenses granted, the Company is required to pay to UWMRF patent filing and prosecution costs, annual license maintenance fees, one-time milestone payments, and annual royalties.

If we are unable to comply with the terms of these licenses, such as required payments thereunder, these licenses might be terminated and we would lose access to the licensed technologies or applications, which would have a material adverse effect on the Company’s ability to conduct research and development and operate.

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

We plan to incorporate as newly formed subsidiaries, what are currently identified divisions of the Company, namely, ResolutionRx and EndeavourRx, with the goals, among others, of improving our ability to finance those platforms and attract potential strategic partners. There can be no assurance that these goals or any of our intended goals will be achieved, and the restructuring may adversely affect our business.

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

Although the COVID-19 pandemic seems to be diminishing in the United States, new variants may arise and the impact in many foreign countries is still severe. Vaccination rates in the United States have not achieved the desired levels believed to be necessary to diminish the chance of a resurgence. As described in more detail below, the global pandemic may adversely affect our business in many ways.

The COVID-19 virus and the related pandemic continues to evolve, has created significant uncertainty and economic disruption, and has led to record levels of unemployment nationally. Numerous state and local jurisdictions had previously imposed, and those and others in the future may impose, shelter-in-place orders, quarantines, shut-downs of non-essential businesses, and similar government orders and restrictions on their residents to control the spread of COVID-19.

The COVID-19 pandemic and government responses thereto have made it very difficult to recruit clinical trial subjects and patients and to conduct clinical trials in general. Although somewhat less than in the height of the pandemic prior to vaccine availability, we expect the life sciences industry and clinical trial activity to continue to face challenges arising from quarantines, site closures, travel limitations, interruptions to the supply chain for investigational products and other considerations if site personnel or trial subjects become infected with or are significantly at risk of contracting COVID-19. These challenges may lead to difficulties in meeting protocol-specified procedures. Further, in response to the public health emergency, the FDA issued guidance in March and July 2020 that was updated on January 27, 2021, emphasizing that safety of trial participants is critically important. Decisions to continue or discontinue individual patients or the trial are expected to be made by trial sponsors in consultation with clinical investors and Institutional Review Boards, which may lead to the implementation of additional protocols such as COVID-19 screening procedures, resulting in potential delays and additional costs. The risks, strategic and operational challenges and costs of conducting such trials as a result of the global pandemic have exacerbated an already challenging clinical trial process, which may negatively impact our ability to plan or conduct trials if we secure sufficient financing to enable us to pursue such activity.

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

Our patents and patent applications do not cover the entire world, thus limiting the potential exclusive commercialization of our products to those countries in which we have intellectual property protection. We are aware of at least one company that may be developing a product or product similar to one of our prospective products for our proposed indication in countries where we do not have intellectual property protection. Such company or companies may choose to compete with us in countries where we do have intellectual property protection and cause us to expend resources defending our intellectual property. A liberal regulatory environment or unenforced or poorly enforced regulations may encourage competition from non-drug products such as medical cannabis or dietary supplements and similar products containing cannabis-derived molecules making claims that would be competitive with our proposed regulatory-approved claims. Since our target markets are very large, there is a great deal of economic incentive for others to enter and compete in those markets. We must compete with other companies with respect to their research and development efforts and for capital and other forms of funding. An inability to compete would have a material adverse impact on our business operations.

We may be unable to recruit and retain our senior management and other key technical personnel on whom we are dependent.

We are highly dependent upon senior management and key technical personnel and currently do not carry any insurance policies on such persons. In particular, we were highly dependent on Timothy L. Jones, our CEO and President who resigned effective January 31, 2022, and are highly dependent on Arnold S. Lippa, Ph.D., Interim CEO and Interim President, since the resignation of Mr. Jones, who is our Chief Scientific Officer and Executive Chairman, and Jeff E. Margolis, our Senior Vice President, Chief Financial Officer, Treasurer and Secretary. Competition for qualified employees among pharmaceutical and biotechnology companies is intense. The loss of any of our senior management or other key employees, or our inability to attract, retain and motivate the additional or replacement highly skilled employees and consultants that our business requires, could substantially hurt our business prospects.

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

Our Common Stock is currently quoted for public trading on the OTCQB. The trading price of our Common Stock has been subject to wide fluctuations and may fluctuate in response to a number of factors, many of which will be beyond our control.

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

The range of sales prices of our common stock, as adjusted for the reverse stock-split effected on January 5, 2021, for the fiscal years ended December 31, 2021 and 2020, as quoted on the OTC Markets, was $0.068 and $0.011 and $1.499 to $0.020, respectively. The following factors, in addition to factors that affect that market generally, could significantly affect our business, and the market price of our common stock could decline:

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

As December 31, 2021, we had 97,894,276 shares of our common stock outstanding.

If all warrants and options outstanding as of December 31, 2021, were exercised prior to their respective expiration dates, up to 75,652,466 additional shares of our common stock could become freely tradable. The issuance of such shares would dilute the interests of the current stockholders and sales of substantial amounts of common stock in the public market could adversely affect the prevailing market price of our common stock and could also make it more difficult for us to raise funds through future offerings of common stock.

As of December 31, 2021, there were remaining outstanding convertible notes totaling $790,153 inclusive of accrued interest. Of that amount, $743,676 was convertible into 48,173,551 shares of common stock and $46,477 was convertible into an indeterminate number of shares of common stock as such notes may convert, at the option of each note holder, acting separately and independently of the other note holders, into the next exempt private securities offering of equity securities.

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

Certain provisions of our restated certificate of incorporation, as amended, could make it more difficult for a third party to acquire control of our business, even if such change in control would be beneficial to our stockholders. Our restated certificate of incorporation, as amended, allows the Board of Directors of the Company to issue, as of December 31, 2021, up to 5,000,000 shares of preferred stock, with characteristics to be determined by the board, without stockholder approval. The ability of our Board of Directors to issue additional preferred stock may have the effect of delaying or preventing an attempt by our stockholders to replace or remove existing directors and management. Section 203 of the Delaware General Corporation Law, from which we did not elect to opt out, provides that if a holder acquires 15% or more of our stock without prior approval of our Board of Directors, that holder will be subject to certain restrictions on its ability to acquire us within three years. These provisions may delay or deter a change in control of us, and could limit the price that investors might be willing to pay in the future for shares of our Common Stock.

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

In addition, our common stock is subject to the so-called “penny stock” rules. The United States Securities and Exchange Commission (“SEC”) has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock is determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market.

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

Delaware law, our Certificate of Incorporation and our Bylaws provide for the indemnification of our officers and directors at our expense, and correspondingly limits their liability, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the Company pursuant to provisions of the Delaware General Corporation Law, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Costs and expenses of being a reporting company under the Exchange Act are substantial and may continue to impede us from ever achieving profitability.

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

If we fail to remain current on our SEC reporting requirements, we could be removed from the OTCQB Venture Market, which would limit the ability of broker-dealers to sell our Common Stock and the ability of stockholders to sell their Common Stock in the secondary market.

Companies trading on the OTCQB Venture Market must be reporting issuers under Section 12 of the Exchange Act, must be current in their filings under the Exchange Act, and must meet continued listing requirements to maintain price quotation privileges on the OTCQB Venture Market. On December 10, 2020, our Common Stock was downlisted from the OTCQB Venture Market to the OTC Pink Sheets, because our Common Stock did not have a closing bid price of at least $0.01 per share once during a period of 30 consecutive trading days. On February 8, 2021, our Common Stock was uplisted to the OTCQB Venture Market, after our Common Stock underwent a ten-to-one (10:1) reverse stock split and after complying with the OTC Markets uplisting requirements. The OTCQB Venture Market is recognized by the SEC as an established public market.

In the future, if we fail to remain current on our reporting requirements, or otherwise do not meet listing requirements, we could be downlisted from the OTCQB Venture Market to the OTC Pink Sheets. The OTC Pink Sheets is the lowest and most speculative of the three over-the-counter marketplaces, and securities on the OTC Pink Sheets are more thinly and infrequently traded due to the more limited ability of broker-dealers and stockholders to buy or sell such securities. Accordingly, if we were forced to trade on the OTC Pink Sheets, the market for and liquidity of our Common Stock would be significantly diminished, and our ability to raise capital would be adversely impacted.

As a smaller reporting company and a non-accelerated filer, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects and may cause investors to find our Common Stock less attractive.

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects. For instance, as a “smaller reporting company,” which is generally defined as a company with less than $250 million of public float or a company with less than $100 million in annual revenues and either no public float or a public float of less than $700 million, we may elect to provide simplified executive compensation disclosures in our filings and take advantage of other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects. Additionally, under current SEC rules, we are not an “accelerated filer” and so not required to include an auditor attestation of the effectiveness of our internal control over financial reporting in our annual reports on Form 10-K. We cannot predict if investors will find our Common Stock less attractive because we may rely on these reduced requirements. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and the price of shares of our Common Stock may be more volatile.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, the Company did not own any real property or maintain any leases with respect to real property. The Company periodically contracts for services provided at the facilities owned by third parties and may, from time-to-time, have employees who work in these facilities.

Item 3. Legal Proceedings

We are periodically subject to various pending and threatened legal actions and claims. See Note 9. Commitments and Contingencies – Pending or Threatened Legal Actions and Claims in the notes to our consolidated financial statements for the year ended December 31, 2021 for additional information regarding these matters.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was quoted on the OTCQB Venture Market on December 31, 2021 under the symbol “RSPI”. The current quotations on the OTCQB Venture Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 31, 2022, there were 124 stockholders of record of our common stock, and approximately 4,000 beneficial owners. The high and low sales prices for our common stock on December 31, 2021, as quoted on the OTC QB Venture Market, were $0.0128 and $0.0116, respectively, the last date of the fiscal year on which the common stock traded (226,989 shares of common stock).

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

During the fiscal year ended December 31, 2021, we did not repurchase any of our securities.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the audited financial statements and notes related thereto appearing elsewhere in this document.

Overview

The mission of the Company is to develop innovative and revolutionary treatments to combat disorders caused by disruption of neuronal signaling. We are developing treatment options that address obstructive sleep apnea (“OSA”), attention deficit hyperactivity disorder (“ADHD”), epilepsy, acute and chronic pain, including inflammatory and neuropathic pain, and recovery from spinal cord injury (“SCI”), which are conditions that affect millions of people but for which there are limited or poor treatment options. We are also considering developing treatment options for other conditions based on results of preclinical and clinical studies to date.

RespireRx is developing a pipeline of new drug products supported by our broad patent portfolios across two distinct drug platforms:

(i)	ResolutionRx, our pharmaceutical cannabinoids platform (which we refer to as ResolutionRx) is developing compounds that target the body’s endocannabinoid system, and in particular, the re-purposing of dronabinol, an endocannabinoid CB1 and CB2 receptor agonist, for the treatment of OSA. Dronabinol is already approved by the FDA for other indications.

(ii)	EndeavourRx, our neuromodulators platform is made up of two programs: (a) our AMPAkines program, which is developing proprietary compounds that act as positive allosteric modulators (“PAMs”) of AMPA-type glutamate receptors to promote neuronal function and (b) our GABAkines program, which is developing proprietary compounds that act as PAMs of GABAA receptors, and which was recently established pursuant to our entry into a patent license agreement (the “UWMRF Patent License Agreement”) with the University of Wisconsin-Milwaukee Research Foundation, Inc., an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”), into a patent license agreement.

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

The Company is also engaged in business development efforts (licensing/sub-licensing, joint venture and other commercial structures) with a view to securing strategic partnerships that represent strategic and operational infrastructure additions, as well as cash and in-kind funding opportunities. These efforts have focused on, but have not been limited to, transacting with brand and generic pharmaceutical and biopharmaceutical companies as well as companies with potentially useful formulation or manufacturing capabilities, significant subject matter expertise and financial resources. No assurance can be given that any transaction will come to fruition and that if it does, that the terms will be favourable to the Company.

We filed a Form 1-A with the SEC, which was qualified on December 13, 2021 that may enable the Company to raise finance via a Regulation A Offering “Reg A Offering.” We provide no assurance that although qualified, the Company would complete any financing on terms as to price per share or other securities offered, amount of funds raised or other terms acceptable to the Company or at all. As of December 31, 2021, the Company had not completed any closings of financings pursuant to the Reg A Offering.

Recent Developments

UIC Extension

UIC has granted the Company an extension of the due date for the payment of the minimum annual royal obligation of $100,000 that was originally due on December 31, 2021 until April 30, 2022.

Outreach Services Agreement with the Board of Regents of the University of Wisconsin System

On July 12, 2021, the Board of Regents of the University of Wisconsin System on behalf of the University of Wisconsin Milwaukee (“UWM”) and RespireRx entered into an agreement pursuant to which UWM agreed to provide multiple milligram to gram quantities of KRM-II-81 and its salts. In addition, UWM is to supply KRM-II-81 to RespireRx within three months of the effective date. RespireRx agreed to pay $75,000 in three installments of $25,000 each beginning on October 12, 2021 and on a quarterly basis thereafter within thirty (30) days receipt of invoice. The due date for second payment was January 12, 2022, was not paid by that date and the payment schedule has since been adjusted to payments of $14,000, $11,000 and $25,000 in April, May and June 2022. The agreement terminates on June 30, 2022.

Conversions of Convertible Notes and exercise of Related Warrants

See Note 4. Notes Payable – Convertible Notes Payable in the Notes to Consolidated Financial Statements for the years ended December 31, 2021 and 2020, included with this report for a detailed description of the terms of, and accounting for, the above-referenced convertible notes.

See Note 6. Stockholders’ Deficiency in the Notes to Consolidated Financial Statements for the year ended December 31, 2021, included with this report for a detailed description of warrant exercises during the fiscal year ended December 31, 2021.

Sharp Settlement Agreement and related Complaint

See Item 3. Legal Proceedings for detailed information about the status of the Sharp Settlement Agreement and the related complaint. See Note 9. Commitments and Contingencies – Pending and Threatened Legal Actions and Claims and see also, Note 10. Subsequent Events in the notes to our consolidated financial statements for the year ended December 31, 2021 for additional information regarding these matters.

Salamandra

See Item 3. Legal Proceedings for detailed information about the status of the Salamandra settlement agreement. See Note 9. Commitments and Contingencies – Pending and Threatened Legal Actions and Claims in the notes to our consolidated financial statements for the year ended December 31, 2021 for additional information regarding these matters.

Other Settlement Agreements

Employment Agreement Termination and Separation Agreement

On January 4, 2022, Mr. Timothy L. Jones notified the Company of his intent to resign at the end of January 2022. On February 8, 2022, the Company received a resignation letter from Mr. Jones pursuant to which he resigned, effective January 31, 2022, as both the Company’s President and Chief Executive Officer and as a member of the Company’s Board of Directors pursuant to certain conditions precedent to the effectiveness of the resignation letter. The conditions precedent to the effectiveness of the registration were met upon the execution by the Company and Mr. Jones of an Employment Agreement Termination and Separation Agreement (“SA”), also on February 8, 2022, which agreement became effective upon completion of a seven-day revocation period without revocation. Pursuant to the terms of the SA, the Company has agreed to pay Mr. Jones up to a maximum of $789,267 in accordance with a schedule set forth in the SA based on amounts of funding raised by the Company all in payment for Mr. Jones’ service to the Company as President and Chief Executive Officer prior to January 31, 2022.

Mr. Jones did not resign because of any disagreement with the Company relating to the Company’s operations, policies or practices.

On February 8, 2022, the Board of Directors of the Company elected Arnold S. Lippa, PhD, the Company’s Chief Scientific Officer and Executive Chairman of the Board, as the Company’s Interim President and Interim Chief Executive Officer. Dr. Lippa will also continue in his current roles. The Company did not enter into any new compensatory plan, agreement or arrangement with Dr. Lippa in connection with his interim appointment.

See Note 10. Subsequent Events in the notes to our consolidated financial statements for the fiscal year ended December 31, 2021.

DNA Healthink Inc.

On September 14, 2021, the Company and DNA Healthlink, Inc. (“DNA Healthlink”) entered into a settlement agreement (the “ DNA Healthlink Settlement Agreement”) regarding $410,000 in unpaid accounts payable owed by the Company to DNA Healthlink (the “DNA Healthlink Settlement Amount”) for services provided by DNA Healthlink to the Company pursuant to an agreement by and between the Company and DNA Healthlink dated October 15, 2014. Under the terms of the DNA Healthlink Settlement Agreement, the Company is obligated to pay to DNA Healthlink the full DNA Healthlink Settlement Amount as follows: twelve monthly payments of $8,000 each commencing on November 15, 2021, followed by twelve monthly payments of $10,000 each commencing on November 15, 2022, followed by twelve monthly payments of $15,000 each commencing on November 15, 2023, followed by one final payment of $14,000 on November 15, 2024. If, prior to March 14, 2023, the Company receives one or more upfront license fee payments or any other similar fee or fees from one or more strategic partners that aggregate at least fifteen million dollars ($15,000,000.00) (“Upfront Fees”), then the full DNA Healthlink Settlement Amount, less any amounts previously paid, will be accelerated and become due and payable in full within ninety (90) days of receipt of any Upfront Fees. As a result of the DNA Healthlink Settlement Agreement, the Company recorded a gain with respect to vendor settlements of $62,548. The Company made payments of $8,000 in November 2021 and December 2021, but has not made payments in January through March 2022.

University of California Irvine

On April 29, 2021, RespireRx agreed to a payment settlement arrangement with the University of California Innovation and Entrepreneurship affiliated with the Regents of the University of California on behalf of its Irvine Campus (“Irvine”), pursuant to which the Company and Irvine agreed that the total amount due to Irvine by RespireRx was $234,656.58 and that Irvine would accept $175,000 as settlement in full if funds were received from RespireRx as follows: $10,000 on each of July 1, 2021, September 1, 2021, November 1, 2021, January 1, 2022, March 1, 2022 and $125,000 on or before March 31, 2022. Failure to meet those terms would render the agreement null and void. The payment terms were not met. All amounts owed have been recorded on the Company’s balance sheet as of December 31, 2021.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 3-Summary of Significant Accounting Policies-Recent Accounting Pronouncements to the consolidated financial statements for the fiscal years ended December 31, 2021 and 2020, included with this report.

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

The Company received an extension of time to make a $100,000 payment that would have been due on December 31, 2021. The payment date has been extended to April 30, 2022. (See Note 9 – Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement in notes to the consolidated financial statements as of December 31, 2021 and 2020, included with this report).

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

In preparing these financial statements, management has utilized available information, including our past history, industry standards and the current and projected economic environment, among other factors, in forming its estimates, assumptions and judgments, giving due consideration to materiality. Because the use of estimates is inherent in GAAP, actual results could differ from those estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of companies in similar businesses. A summary of the accounting estimates that management believes are critical to the preparation of our consolidated financial statements is set forth below. See Note 3 in the notes to consolidated financial statements as of December 31, 2021 for additional disclosures regarding our significant accounting policies.

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

Results of Operations

The Company’s consolidated statements of operations as discussed herein are presented below.

	Years Ended December 31,
	2021	2020

Operating expenses:
General and administrative, including $1,104,226 and $1,230,370 to related parties for the years ended December 31, 2021 and 2020, respectively	$1,857,085	$2,676,860
Research and development, including $448,625 and $490,850 to related parties for the years ended December 31, 2021 and 2020, respectively	702,043	638,275

Total operating costs and expenses	2,559,128	3,315,135

Loss from operations	(2,559,128)	(3,315,135)

Gain on warrant exchange	1,099	-
Gain/Loss on extinguishment of debt and other liabilities in exchange for equity	62,548	(389,902)
Interest expense, including $12,289 and $11,329 to related parties for the years ended December 31, 2021 and 2020, respectively	(724,769)	(545,675)
Foreign currency transaction (loss) gain	75,410	(50,499)

Net loss	$(3,144,840)	$(4,301,211)
Deemed dividends from warrant anti-dilution provisions	$(378,042)	$(1,440,214)
Net loss attributable to common shareholders	$(3,522,882)	$(5,714,425)

Net loss per common share - basic and diluted respectively (reflected on a post 10 for 1 reverse stock split basis which occurred on January 5, 2021)	$(0.04)	$(0.22)

Weighted average common shares outstanding - basic and diluted – post-reverse split basis	88,347,206	25,855,664

Years Ended December 31, 2021 and 2020

Revenues. During the years ended December 31, 2021 and 2020, the Company had no revenues.

General and Administrative. For the year ended December 31, 2021, general and administrative expenses were $1,857,085, a decrease of $819,775, as compared to $2,676,860 for the year ended December 31, 2020.

Stock-based compensation costs and fees included in general and administrative expenses were $28,000 for the year ended December 31, 2021, as compared to $345,500 for the year ended December 31, 2020, reflecting a decrease of $317,500. The decrease is the result of lesser number of stock option grants to general and administrative employees and consultants and service providers of the Company during the year ended December 31, 2021 as compared to the year ended December 31, 2020. Legal fees for general corporate purposes were $250,950 for the year ended December 31, 2021 as compared to $859,258 for the year ended December 31, 2020, a decrease of $608,308 related to reduced utilization of legal services for general, non-financing related corporate matters. Legal fees associated with our filing of a Form 1-A offering statement and having it become qualified have been recorded as a deferred financing cost, a current asset, on our consolidated balance sheet as of December 31, 2021 until such time the financing is consummated. No closings have occurred with respect to this offering pursuant to Regulation A through December 31, 2021 or through the date of this 2021 Form 10-K as the offering price of $0.02 per share is currently and has been since the date of the qualification of the offering, above the current market price of the Company’s Common Stock. In addition there were decreases in investor relations expenses of $23,178 and conversion fees associated with conversions from debt to equity of $24,562, respectively. There were additional smaller decreases totaling an aggregate of $28,352 from the year ended December 31, 2020 to the year ended December 31, 2021 in various other expense categories. The above decreases are offset by increases in several other expense categories. Salaries and benefits included in general and administrative expenses were $911,521 for the year ended December 31, 2021 as compared to $743,391 for the year ended December 31, 2020, an increase of $168,130. The increase is primarily due to engagement of Timothy Jones as CEO and President commencing on May 6, 2020 and the accrual of salary and scheduled bonuses. Legal fees for patents and other patent expenses included in general and administrative expenses were $137,229 for the year ended December 31, 2021, a decrease of $76,687 as compared to $213,916 for the year ended December 31, 2020. The decrease in legal fees associated with patents and other patent costs is a result of a decrease in patent related activities.

Research and Development. For the year ended December 31, 2021, research and development expenses were $702,043, an increase of $63,768 as compared to $638,275 for the year ended December 31, 2020, primarily associated with the development of new proprietary dronabinol formulations and the production of active pharmaceutical ingredient in anticipation of the commencement of additional preclinical studies in our GABAkines program.

Gain or Loss on Extinguishment of Debt and other Liabilities in Exchange for Equity. The gain on extinguishment of debt or other liabilities for the year ended December 31, 2021 was $62,548 as compared to a loss of $389,902 for the year ended December 31, 2020. The 2021 gain is attributable to a settlement agreement with a vendor resulting in the Company recording a gain. The loss in 2020 was a result of the exchange of equity for debt with respect to exchange agreements and settlement of certain accounts payable to a single vendor with the settlement paid with Series H Preferred Stock.

Interest Expense. During the year ended December 31, 2021, interest expense was $724,769 (including $12,289 to related parties), an increase of $179,094, as compared to $545,675 (including $11,329 to related parties) for the year ended December 31, 2020. The increase in interest expense resulted primarily from interest on new convertible notes issued in February, March, April, May, August, October and December 2021 totaling $956,500 of principal amount in 2021, offset by maturity and repayment by conversion in whole or in part of four convertible notes during the fiscal year ended December 31, 2021 aggregating principal amounts of $317,500. Also included in interest expense is the amortization of note discounts.

Foreign Currency Transaction Gain. The foreign currency transaction gain was $75,410 for the year ended December 31, 2021, as compared to a foreign currency transaction loss of $50,499 for the year ended December 31, 2020. The foreign currency transaction loss or gain relates to the $399,774 loan from SY Corporation Co., Ltd., formerly known as Samyang Optics Co. Ltd. (“SY Corporation”), made in June 2012, which is denominated in the South Korean Won.

Net Loss. For the year ended December 31, 2021, the Company incurred a net loss of $3,144,840 and a net loss attributable to common shareholders of $3,522,882 (after deemed dividends), as compared to a net loss of $4,301,211 and a net loss attributable to commons shareholders of $5,741,425 (after deemed dividends) for the year ended December 31, 2020.

Liquidity and Capital Resources

Working Capital and Cash

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $3,144,840 for the fiscal year ended December 31, 2021 and $4,301,211 for the fiscal year ended December 31, 2020, and negative operating cash flows of $956,172 and $513,001 for the fiscal years ended December 31, 2021 and 2020 respectively. The Company had a stockholders’ deficiency of $10,007,758 as of December 31, 2021 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. Additionally, the Company has, with respect to six convertible notes outstanding, $562,000 maturity amount plus accrued interest of $39,607 (as of December 31, 2021) maturing between April 22, 2022 and June 30, 2022, which must be paid, converted or otherwise have maturity dates extended in order to avoid a default on such convertible notes. In addition, the Company’s obligation to the University of Illinois of $100,000 that was due on December 31, 2021, was extended to and is due on April 30, 2022. In the past, the Company has been successful in getting maturity dates extended or having convertible note holders repaid via conversion. In addition, the Company has been successful in having license payment due dates extended and then meeting the payment obligations on such extended dates or further extended dates. There can be no assurance that the Company will remain successful in those efforts. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2021, has expressed substantial doubt about the Company’s ability to continue as a going concern (see “Going Concern” below).

At December 31, 2021, the Company had a working capital deficit of $9,713,758, as compared to a working capital deficit of $8,063,320 at December 31, 2020, reflecting an increase in the working capital deficit of $1,650,438 for the fiscal year ended December 31, 2021. This increase is comprised of an increase in total current liabilities of $1,774,088, offset by an increase in current assets of $123,650. The increase in total current liabilities consists of a net increase in accounts payable and accrued expenses of $311,820, an increase in accrued compensation and related expenses of $1,067,899, an increase in convertible notes payable of $375,293, a decrease in the note payable to SY Corporation of $27,477 an increase in notes payable to officers and former officers of $35,946 and an increase in other short-term notes payable of $10,577.

At December 31, 2021, the Company had cash aggregating $1,398 as compared to $825 at December 31, 2020, reflecting an increase in cash of $573 during the fiscal year ended December 31, 2021.

Operating Activities

For the fiscal year ended December 31, 2021, operating activities utilized cash of $956,172 as compared to utilizing cash of $513,001 for the fiscal year ended December 31, 2020, to support the Company’s ongoing operations and research and development activities.

Financing Activities

For the fiscal year ended December 31, 2021, financing activities consisted of net proceeds from convertible note financings of $823,869 net of original issue discounts and note costs, sales of common stock pursuant to an equity line of $117,299 and $10,577 with respect to financing of a new directors and officers insurance policy and other insurance policies, net of repayments. In addition, there were net increases in advances from officers of $5,000.

On February 19, 2021, April 1, 2021, May 3, 2021, May 10, 2021, June 30, 2021, August 31, 2021 and October 7, 2021, the Company closed on financings, pursuant to which, seven convertible notes were issued to six separate investors, due in each case, except for the February 19, 2021 note, one year from the effective date (which for the each note was February 17, 2021, March 31, 2021, April 30, 2021, May 10, 2021, June 29, 2021, August 31, 2021, and October 7, 2021 respectively), with maturity amounts of $112,000, $112,500, $150,000, $150,000, $115,000, 115,000 and $115,000, respectively. The February 17, 2021 note had an original maturity date nine months from the effective date, which had been extended to February 17, 2022 and extended again to June 17, 2022. In addition, the noteholder of the February 17, 2011 note received 2,000,000 commitment shares as consideration. The other noteholders received as consideration, warrants to purchase 2,400,000, 3,200,000, 3,200,000, 2,453,333, 5,750,000 and 5,750,000 shares of common stock, respectively, each exercisable for a period of five years at an exercise price of $0.02 per share. The August 31, 2021 issuance triggered the most-favored nation provisions of four notes already outstanding, resulting in the issuance of 15,121,667 additional warrants on September 7, 2021. As a result of the note issuances, the Company received net proceeds of $97,500, $96,750, $123,400, $123,400, $100,000, 103,500 and $103,500 respectively, for an aggregate of $748,050. The difference between the maturity amounts and the net proceeds were due to original issue discounts in all seven cases, investor legal fees in five cases and in two cases, broker fees. The seven notes are convertible at a fixed price of $0.02 per share and bear interest at 10% per year which interest is guaranteed regardless of prepayment. The Company has or had the right to prepay the notes during the first six months subject to prepayment premiums that range from 0% to 15% (100% to 115% of the maturity amount plus accrued interest and any default interest and similar costs).

On July 28, 2020, RespireRx issued a convertible note, as amended (“Commitment Note”) to a single investor pursuant to, and to induce the investor to enter into an equity purchase agreement (“EPA”) dated July 28, 2020. The Commitment Note had an initial face amount of $25,000 which was subsequently amended on September 30, 2020 to increase the maturity amount to $40,000 and extend the maturity date to July 28, 2021 and amended a second time on July 27, 2021 to increase the principal amount to $45,000 and extend the maturity date to December 1, 2021 and amended a third time to increase the principal amount to $53,000 and extend the maturity date to June 30, 2022. On March 15, 2021, RespireRx received a conversion notice pursuant to which the investor converted $25,000 of principal amount into 1,250,000 shares of Common Stock. As of December 31, 2021 there was $28,000 of principal amount and $6,368 of accrued interest outstanding with respect to this Commitment Note. The additions to principal amount have been recorded as a debt discount and amortized to interest expense.

On December 23, 2021, RespireRx entered into a Note Purchase Agreement (the “NPA”) pursuant to which the investor provided a sum of $78,300 ($75,820 after investor legal fees and finder’s fees) to RespireRx, in return for a convertible promissory note with a face amount of $87,000 (which difference in value as compared to the consideration is due to an original issue discount of $8,700), and 1,553,000 commitment shares. The note matures 120 days after the issue date unless extended by the Company to a date that is 180 days following the issue date. The note is convertible only in the event of a default as defined in the note. If an event of default occurs, the note is convertible at $0.02 per share of Common Stock. Pursuant to the terms of the NPA, on the 121st day following the issue date, if any event of default has occurred, the Company shall deliver one or more warrants exercisable into 4,785,000 shares of the Common Stock unless the Company properly extends the maturity date, at which time, upon the 181st day following the issuance of the note, if any event of default has occurred, the Company shall issue a warrant exercisable into 6,525,000 shares of Common Stock. The warrant or warrants if issued, will be exercisable for five years at an exercise price of $0.02 per share of Common Stock on a cash or cashless basis. In addition, and to induce investor to enter into the NPA, the Company has, pursuant to the NPA, granted to the investor, piggy-back registration rights under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the Common Stock issuable pursuant to the NPA. The note obligates the Company to pay on the 120th day after the issue date, a principal amount of $87,000 together with interest at a rate equal to 10% per annum. The interest, is guaranteed and earned in full as of the effective date of the note. Any amount of principal or interest that is not paid by the maturity date would bear interest at the rate of 24% from the maturity date to the date it is paid. The conversion rights and warrant exercise rights become effective upon any event of default, provided that the conversion would not result in the investor beneficially owning more than 9.99% of the Company’s then outstanding Common Stock. At any time during the period beginning on the issuance date and ending on the date which is day immediately prior to the maturity date, the Company shall have the right, exercisable on not less than three (3) trading days prior written notice to the investor or other holder, of the note, to prepay the outstanding note (principal and accrued interest), in full by making a payment to the investor or other holder of an amount in cash equal to 110 (10% prepayment premium), multiplied by the sum of: (w) the then outstanding principal amount of the note plus (x) accrued and unpaid interest on the unpaid principal amount of the note. To the extent a partial prepayment is made, the amount of principal and/or accrued but unpaid interest deemed prepaid, shall be 90.9090% of the amount paid and 9.0909% shall be deemed the 10% prepayment premium. While any portion of the note is outstanding, if the Company receives cash proceeds from a closing of an offering pursuant to Regulation A, the Company shall, within one (1) business day of the Company’s receipt of such proceeds, inform the holder, of such receipt, following which holder has the right to require the Company to immediately apply 10% or any lesser portion of such proceeds to repay all or any portion of the outstanding amounts owed under the note. In the event that such proceeds are received by holder prior to the maturity date, the required prepayment shall be subject to all prepayment terms in the note. The note also requires that the Company reserve the greater of (i) 16,312,500 shares of Common Stock or (ii) one and a half times the number of shares into which the note may convert. The warrant requires that the Company reserve one and a half times the number of shares into which the warrant is at any time exercisable. The NPA includes, among other things: (1) the grant of an option to the investor to incorporate into the note any terms applicable to a subsequent issuance of a convertible note or security by the Company that are more beneficial to an investor than the terms of the NPA and note are to the investor; and (2) certain registration rights which are included in the NPA and the right to have any shares of Common Stock issued in connection with the conversion of the note or exercise of the warrant included in any Regulation A offering statement that the Company files with the Securities and Exchange Commission after the issue date.

The Company periodically issues convertible notes with similar characteristics. As described in the table below, as of December 31, 2021, there were nine such notes outstanding (including the convertible notes described in the paragraph above), two of which were satisfied in full by conversion of both principal and interest and one of which was satisfied in part, principal only, during that period. These notes all have or had a fixed conversion price of $0.02 per share of common stock, subject to adjustment in certain circumstances. All notes but one had an annual interest rate of 10% which was guaranteed in full. One note had an annual interest rate of 8%. The convertible notes had an original issue discount (“OID”), debt issuance costs (“DIC”) that were capitalized by the Company, a warrant (“WT”) or commitment shares (“CS”) and in three cases a beneficial conversion feature (“BCF”). The OID, DIC, WTs, CSs and BCF allocated values are amortized over the life of the notes to interest expense. All notes mature or matured nine to fifteen months from their issuance date. All notes were prepayable by the Company during the first six months, subject to prepayment premiums that range from 100% to 115% of the maturity amount plus accrued interest. If not earlier paid, the notes were convertible by the holder into the Company’s common stock. Two of the notes were paid before maturity.

We filed a Form 1-A with the SEC, which was qualified on December 13, 2021, that may enable the Company to raise capital via a Regulation A Offering (“Reg A Offering”). We provide no assurance that although qualified, the Company will complete any financing pursuant to the terms of the Reg A Offering or at all. As of December 31, 2021, the Company had not completed any closings of financings pursuant to the Reg A Offering.

The Company may continue to engage in convertible note, non-convertible note, other note and debt financings, private placements of equity that are exempt from registration under federal and state securities laws rules and regulations, equity lines of credit, public offerings of securities and other forms of finance. The Company will continue to consider additional forms of debt, equity and strategic partner financing throughout 2021.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $3,144,840 for the fiscal year ended December 31, 2021 and $4,301,211 for the fiscal year ended December 31, 2020, and negative operating cash flows of $956,172 and $513,001 for the fiscal years ended December 31, 2021 and 2020, respectively. The Company had a stockholders’ deficiency of $173,955,136 at December 31, 2021 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. Additionally, the Company has, with respect to six convertible notes outstanding, $562,000 maturity amount plus accrued interest of $39,607 (as of December 31, 2021) maturing between April 22, 2022 and June 30, 2022, which must be paid, converted or otherwise have maturity dates extended in order to avoid a default on such convertible notes. In addition, the Company’s obligation to the University of Illinois of $100,000 that was due on December 31, 2021, was extended to and is due on April 30, 2022. In the past, the Company has been successful in getting maturity dates extended or having convertible note holders repaid via conversion. In addition, the Company has been successful in having license payment due dates extended and then meeting the payment obligations on such extended dates or further extended dates. There can be no assurance that the Company will remain successful in those efforts. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2021, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including the pursuit of the Company’s planned research and development activities. We filed a Form 1-A with the SEC, which was qualified on December 13, 2021 that may enable the Company to raise finance via Reg A Offering. We provide no assurance that although qualified, the Company would complete any financing on terms as to price per share or other securities offered, amount of funds raised or other terms acceptable to the Company or at all. To date the offering price has been greater than the market price of the Company’s Common Stock and therefore there have been no closings with respect to the Reg A Offering. As of December 31, 2021, the Company had not completed any closings of financings pursuant to the Reg A Offering. The Company regularly evaluates various other measures to satisfy the Company’s liquidity needs, including development and other agreements with collaborative partners and, when necessary, seeking to exchange or restructure the Company’s outstanding securities. The Company is evaluating certain changes to its operations and structure to facilitating raising capital from sources that may be interested in financing only discrete aspects of the Company’s development programs. Such changes could include a significant reorganization, which may include the formation of one or more subsidiaries into which one or more programs may be contributed. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

Principal Commitments

Employment Agreements

Effective on May 6, 2020, Timothy Jones was appointed as RespireRx’s President and Chief Executive Officer and entered into an employment agreement as of that date. See Note 9 – Commitments and Contingencies – Significant Agreements and Contracts – Employment Agreements to the consolidated financial statements as of December 31, 2021. Effective January 31 2022, Mr. Jones resigned as RespireRx’s President and Chief Executive Officer as well as a member of RespireRx’s Board of Directors pursuant to an Employment Agreement Termination and Separation Agreement dated February 8, 2022. See Note 10. Subsequent Events to the consolidated financial statements as of December 31, 2021.

Effective January 31, 2022, Dr. Lippa was appointed as RespireRx’s Interim President and Interim Chief Executive Officer. Dr. Lippa continues to serve as RespireRx’s Executive Chairman and as a member of the Board of Directors as well as the Company’s Chief Scientific Officer. See Note 9 – Commitments and Contingencies – Significant Agreements and Contracts – Employment Agreements to the consolidated financial statements as of December 31, 2021. See Note 10. Subsequent Events to the consolidated financial statements as of December 31, 2021.

Jeff E. Margolis currently serves as the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Margolis also serves on the Company’s Board of Directors. See Note 9. Commitments and Contingencies – Significant Agreements and Contracts – Employment Agreements to the consolidated financial statements as of December 31, 2021.

Consulting Agreements

David Dickason

The Company entered into a consulting contract with David Dickason effective September 15, 2020 pursuant to which Mr. Dickason was appointed to and serves as the Company’s Senior Vice President of Pre-Clinical Product Development on an at-will basis at the rate of $250 per hour. See Note 9. Commitments and Contingencies – Significant Agreements and Contracts – Consulting Agreements to the consolidated financial statements as of December 31, 2021.

DNA Healthlink, Inc. and Richard Purcell

Richard Purcell, the Company’s Senior Vice President of Research and Development since October 15, 2014, provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc., through which the Company has contracted for his services, for a monthly cash fee of $12,500. See Note 9. Commitments and Contingencies – Significant Agreements and Contracts – Consulting Agreements to the consolidated financial statements as of December 31, 2021.

University of Illinois 2014 Exclusive License Agreement

On June 27, 2014, the Company entered into an Exclusive License Agreement (the “2014 License Agreement”) with the University of Illinois, the material terms of which were similar to a License Agreement between the parties that had been previously terminated on March 21, 2013. The 2014 License Agreement became effective on September 18, 2014. See Note 9. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement to the consolidated financial statements as of December 31, 2021.

Noramco Inc. - Dronabinol Development and Supply Agreement

On September 4, 2018, RespireRx entered into a dronabinol Development and Supply Agreement with Noramco Inc., one of the world’s major dronabinol manufacturers, which was subsequently assigned by Noramco to its subsidiary, Purisys LLC. See Note 9. Commitments and Contingencies – Significant Agreements and Contracts – Normaco Inc. – Dronabinol Development and Supply Agreement to the consolidated financial statements as of December 31, 2021.

UWM Research Foundation

On August 1, 2020, RespireRx exercised its option pursuant to its option agreement dated March 2, 2020, between RespireRx and UWM Research Foundation, an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”). Upon exercise RespireRx and UWMRF executed the UWMRF Patent License Agreement effective August 1, 2020 pursuant to which RespireRx licensed the identified intellectual property. Note 9. Commitments and Contingencies – Significant Agreements and Contracts – UWMRF Patent License Agreement to the consolidated financial statements as of December 31, 2021.

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

See Note 9. Commitments and Contingencies – Significant Agreements and Contracts – Transactions with BioVail Laboratories International SRL to the consolidated financial statements as of December 31, 2021.

Off-Balance Sheet Arrangements

At December 31, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Our management, consisting of our Chief Executive Officer, our Chief Scientific Officer and our Chief Financial Officer, has evaluated our internal control over financial reporting as of December 31, 2021 based on the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this assessment, and taking into account the operating structure of the Company, our management has concluded that material weaknesses in the Company’s internal control over financial reporting existed as of December 31, 2021, as a result of which our internal control over financial reporting was not effective at December 31, 2021.

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

Changes in Internal Control over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the fourth quarter of the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

As of the date of the filing of this Annual Report on Form 10-K, the names of each of the directors and certain biographical information about them are set forth below. Each of our directors serves until his or resignation or until a successor is appointed.

Name	Age	Director Since	Principal Occupation

Arnold S Lippa, Ph.D.	75	2013	Interim President and Interim Chief Executive Officer (as of February 8, 2022) and Chief Scientific Officer and Chairman of the Board of the of Directors

Jeff E. Margolis	66	2013	Senior Vice President, Chief Financial Officer, Treasurer and Secretary and a Director of the Company and President of Aurora Capital LLC, an investment banking and securities brokerage firm

Kathryn MacFarlane, PharmD	56	2014	Director of the Company and Owner and Managing Partner of SmartPharma LLC, a consulting firm

Arnold S. Lippa, Ph.D.: Dr. Lippa is a Senior Managing Director and founder of T Morgen Capital LLC through which he administers his family’s assets. T Morgen Capital LLC is a significant equity owner and managing member of Aurora Capital LLC (“Aurora”), which until July 2021, was a boutique investment bank and securities firm of which Mr. Margolis is the president and founder, which has served as a placement agent with respect to certain of the Company’s prior financings. Aurora Capital LLC no longer engages in an investment banking or securities business. Dr. Lippa and Mr. Margolis jointly manage, since 2004, Atypical BioCapital Management LLC, a life sciences fund management company. Since 2006, Dr. Lippa has also been the Executive Chairman of the board of Xintria Pharmaceutical Corporation, a Delaware corporation, as well as a member of its board of directors. Dr. Lippa is a member of the Board of Directors of Hepion Pharmaceuticals, Inc. since December 2015 where he is a member of the audit committee, the compensation committee and the Corporate Governance/Nominating Committee. Dr. Lippa was co-founder of DOV Pharmaceutical, Inc., where he served as Chairman of the Board and Chief Executive Officer from its inception in 1995 through 2005. Dr. Lippa stepped down as a director of DOV Pharmaceuticals, Inc. in 2006.

We believe that Dr. Lippa’s qualifications to serve on our Board include his current positions of Chief Scientific Officer, his current positions (as of February 8, 2022) as Interim President and Interim Chief Executive Officer, and his experience working in management roles in other pharmaceutical companies as described above. We also believe that Dr. Lippa’s qualifications also include his experiences as a financier of both biopharmaceutical and other companies. Dr. Lippa provides the Board with both technical and scientific expertise in drug discovery and drug development, research management, governmental regulations and strategic planning expertise that is important to the advancement of our research platforms as well as to the overall success of the Company. Dr. Lippa was appointed to our board of directors in March 2013.

Jeff E. Margolis: Mr. Margolis is the president and founder of Aurora, which he founded 1994. Aurora Capital Corp., a corporation wholly owned by Mr. Margolis, is a significant equity owner and managing member of Aurora. Dr. Lippa and Mr. Margolis jointly manage, since 2004, Atypical BioCapital Management LLC, a life sciences fund management company which in turn manages Atypical BioVentures Fund LLC. Mr. Mr. Margolis Is a managing member of Aurora Consultants LLC, a family investment vehicle and consulting firm. Mr. Margolis, through Aurora Consultants LLC is a member of Atypical Bioventures Fund LLC. Since 2006, Mr. Margolis has also been the Chief Financial Officer of Xintria Pharmaceutical Corporation, a Delaware corporation, as well as a member of its board of directors.

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

Executive Officers

Each executive officer of the Company serves at the discretion of the Board of Directors. The names of the Company’s executive officers are set forth below. At December 31, 2021, each of our executive officers except David Dickason and Richard Purcell was also a member of our board of directors, and the biographical information of those officers appears above in the immediately prior section. Mr. Jones, who does not appear above, effective January 31, 2022, resigned as Company’s President and Chief Executive Officer and was a member of the Board of Directors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Principal Commitments – Employment Agreements” for information on the term of service for each of Mr. Jones, Dr. Lippa and Mr. Margolis. Mr. Dickason provides his services to the Company on a month-to-month basis pursuant to a consulting agreement with the Company. Mr. Purcell provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc. for a monthly fee.   Additional information with respect to shares of common stock or stock options that have been issued to Mr. Dickason and Mr. Purcell is provided at Note 9 – Commitments and Contingencies – Significant Agreements and Contracts – Consulting Agreements in the Notes to Consolidated Financial Statements for the fiscal years ended December 31, 2021 and 2020, included with this report.

Name	Position with Company
Timothy L. Jones	Chief Executive Officer and President-resigned effective January 31, 2022

Arnold S. Lippa, Ph.D.	Interim President, Interim Chief Executive Officer, effective January 31, 2022 and Chief Scientific Officer and Chairman of the Board

Jeff E. Margolis	Senior Vice President, Chief Financial Officer, Treasurer and Secretary

BOARD COMMITTEES

The board of directors does not maintain any separate standing board committees. Instead, the functions of each of the Audit Committee, the Compensation Committee and the Governance and Nomination Committee have been and are currently being addressed by the full board of directors. This arrangement was initially implemented in 2013 when current management was put in place. At that time there were no independent directors. Since that time, the Company has added two independent directors, both in 2014, however, because of the small size of the Board generally and because the Board includes only one independent director, the Company has not appointed standing committees.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who beneficially own more than 10% of the Company’s outstanding common stock, whom the Company refers to collectively as the “reporting persons,” to file reports of ownership and changes in ownership with the SEC, and to furnish the Company with copies of these reports.

Based solely on the Company’s review of the copies of these reports received by it and written representations received from certain of the reporting persons with respect to the filing of reports on Forms 3, 4 and 5, the Company believes that all such filings required to be made by the reporting persons for the fiscal year ended December 31, 2021 were made on a timely basis, except for any Form 3 or Form 4 that may be required for any of the beneficial holders, other than officers and directors listed in Item 12.

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

Item 11. Executive Compensation

Summary Compensation Table for 2021

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal years ended December 31, 2021 and 2020. The information contained under the heading “Stock Awards” for all named executive officers includes the estimated value of equity awards using the Black-Scholes option-pricing model and does not reflect actual cash payments or actual dollars awarded.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Arnold S. Lippa, Ph.D. Executive Chairman	2021	339,600	-	-	-	339,600
and Chief Scientific Officer	2020	339,600	-	-	-	339,600

Timothy L. Jones, Chief Executive	2021	322,350	200,000	-	-	522,350
Officer and President	2020	304,225	200,000	91,000	10,484	605,709

Jeff E. Margolis Senior Vice President,	2021	321,600	-	-	-	321,600
Chief Financial Officer, Treasurer and Secretary	2020	321,600	-	-	-	321,600

(1)	The 2021 and 2020 salary amounts in the table above reflect contractual salary amounts plus employee benefits. There were no bonuses, stock or stock option awards or other compensation during the years ended December 31, 2021 and 2020.

(2)	In accordance with Securities and Exchange Commission rules, “Other Annual Compensation” in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits was less than $10,000. The amount reflected for Mr. Jones is the amount of Board of Directors fees for the period of time prior to Mr. Jones becoming an executive officer at which time he was no longer eligible to received fees for serving on the Company’s Board of Directors.

Narrative to Summary Compensation Table

In 2021 and 2020, the Company accrued a cash bonus of $200,000 for Mr. Jones in accordance with the terms of his employment contract. In 2020, options were awarded to Mr. Jones. Effective January 31, 2022, Mr. Jones resigned as the Company’s President and Chief Executive Officers and as a member of the Company’s Board of Directors. On February 8, 2022, Dr. Lippa was appointed as the Company’s Interim President and Interim Chief Executive Officer while continuing as the Company’s Chief Scientific Officer and Executive Chairman of the Board of Directors. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Principal Commitments-Employment Agreements for more information about the compensation terms under the employment agreements of Mr. Jones, Dr. Lippa and Mr. Margolis.

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

Outstanding Equity Awards at Fiscal Year End

The following table shows information concerning outstanding equity awards at December 31, 2021, made by The Company to its named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Timothy L. Jones	1,700,000	0	0	0.072	7/31/25
Arnold S. Lippa	4,615	0	0	81.250	6/30/22
	3,076	0	0	63.960	8/18/22
	7,384	0	0	73.775	3/31/21
	5,000	0	0	39.000	1/17/22
	5,000	0	0	20.000	6/30/22
	55,959	0	0	14.500	12/9/27
Jeff E. Margolis	4,615	0	0	81.250	6/30/22
	3,076	0	0	63.960	8/18/22
	7,384	0	0	73.775	3/31/21
	5,000	0	0	39.000	1/17/22
	5,000	0	0	20.000	6/30/22
	2,500	0	0	20.000	7/26/22
	38,868	0	0	14.500	12/9/27

At December 31, 2021, there were 1,847,477 options outstanding to named executive officers all of which were vested.

OPTION EXERCISES AND STOCK VESTED FOR 2021

None of the Company’s named executive officers exercised any options to purchase shares of the Company’s common stock during the year ended December 31, 2021. There were no unvested option awards as of December 31, 2021 and there were unvested option awards exercisable into 625,000 shares of Common Stock as of December 31, 2020. At December 31, 2021, there were options and warrants exercisable into 13,123,578 shares of Common Stock outstanding to named executive officers of which 2,573,168 shares were related to options and all of which had vested having exercise prices ranging from $0.07 to $15.75 per share for shares of Common Stock issuable upon exercise of the warrants and $11.to to $81.250 per share for shares of Common Stock issuable upon exercise of the options.

Employment Agreements – Termination or Change in Control

Three of the Company’s named executive officers, Timothy L. Jones, Arnold S. Lippa, Ph.D. and Jeff E. Margolis (each an “Executive”), entered into employment agreements with the Company on May 06, 2020 and August 18, 2015 Upon entering into such agreements, the Company disclosed these agreements and filed them as exhibits on a Current Report on Form 8-K filed May 6, 2020 and August 19, 2015. The employment agreements that would have terminated on September 30, 2018 for Dr. Lippa and Mr. Margolis, were automatically extended for periods of one year pursuant to the terms of such agreements on September 30, 2020 and 2021. Following is a summary of the arrangements that provide for payment to a named executive officer at, following or in connection with any termination, including resignation, retirement or other termination, or in connection with a change of control or a change in the named executive officer’s responsibilities following a change in control. Effective as of January 31, 2022, the Company and Mr. Timothy L. Jones entered into an Employment Termination and Separation Agreement on February 8, 2022, and the Company disclosed this agreement as well as Mr. Jones’ resignation letter as exhibits on a Current Report on Form 8-K filed on . Mr. Jones’ termination was not for cause.

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

The Company entered into an agreement with DNA Healthlink, Inc. effective on October 15, 2014 pursuant to which, Richard Purcell, the fourth named executive officer, was to serve as the Company’s Senior Vice President of Research and Development on a month-to-month basis at the rate of $12,500 per month. Mr. Purcell did not provide such services during the fourth quarter of 2020, provided limited services on a per hour basis during 2021 and resume providing such services in 2022. On September 14, 2021, the Company and DNA Healthlink, Inc. (“DNA Healthlink”) entered into a settlement agreement (the “ DNA Healthlink Settlement Agreement”) regarding $410,000 in unpaid accounts payable owed by the Company to DNA Healthlink (the “DNA Healthlink Settlement Amount”) for services provided by DNA Healthlink to the Company pursuant to an agreement by and between the Company and DNA Healthlink dated October 15, 2014. Under the terms of the DNA Healthlink Settlement Agreement, the Company is obligated to pay to DNA Healthlink the full DNA Healthlink Settlement Amount as follows: twelve monthly payments of $8,000 each commencing on November 15, 2021, followed by twelve monthly payments of $10,000 each commencing on November 15, 2022, followed by twelve monthly payments of $15,000 each commencing on November 15, 2023, followed by one final payment of $14,000 on November 15, 2024. If, prior to March 14, 2023, the Company receives one or more upfront license fee payments or any other similar fee or fees from one or more strategic partners that aggregate at least fifteen million dollars ($15,000,000.00) (“Upfront Fees”), then the full DNA Healthlink Settlement Amount, less any amounts previously paid, will be accelerated and become due and payable in full within ninety (90) days of receipt of any Upfront Fees. As a result of the DNA Healthlink Settlement Agreement, the Company recorded a gain with respect to vendor settlements of $62,548. The Company made payments of $8,000 in November 2021 and December 2021, but has not made payments in January through March 2022.

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

There were no option grants to Kathryn MacFarlane during 2021 and 2020. During 2021 and 2020, Ms. MacFarlane earned $60,000 in cash compensation, however, such amounts have not yet been paid.

Director Summary Compensation Table

The following table shows the compensation received by the non-employee members of our board of directors for the year ended December 31, 2021. Directors who are also employees/officers of the Company did not receive any additional compensation for services as a director.

Name	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)	Option Awards ($)(1)	Total ($)
Kathryn MacFarlane	60,000		-	60,000

(1)	No options were issued during the fiscal year ended December 31, 2021.
(2)	$15,000 per quarter was earned by our non-employee member of the board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Common Stock

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 31, 2022, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company’s directors, (iii) each of the Company’s named executive officers, and (iv) all of the Company’s executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of Common Stock indicated. In computing the number and percentage ownership of shares beneficially owned by a person, shares of Common Stock that a person has a right to acquire within sixty (60) days of March 31, 2022 pursuant to options, warrants or other rights are considered as outstanding, while these shares are not considered as outstanding for computing the percentage ownership of any other person or group. The total number of shares of Common Stock outstanding as of March 31, 2022 was 97,894,276

	Shares Beneficially Owned
Directors, Officers and 5% Stockholders(a)	Amount and Nature of Beneficial Ownership		Percent of Class

Arnold Lippa Family Trust of 2007	22,526,157	(b)	20.67%

Jeff Margolis Trusts	20,902,174	(c)	19.33%

Directors and Officers:

Jeff E. Margolis	20,902,659	(c)	19.33%

Arnold S. Lippa, Ph.D.	59	(d)	0.00%

Timothy Jones	2,581,812	(e)	2.58%

Kathryn MacFarlane	1,264,040	(f)	1.27%

Richard Purcell	526,306	(g)	0.53%

David Dickason	200,000	(h)	0.20%

Marc Radin	5,258,455	(i)	5.21%

All directors and current executive officers as a group (6 persons)	25,474,391		22.69%

(a)	Except as otherwise indicated, each individual or entity has, or is entitled to have within 60 days of March 31, 2022, sole voting or dispositive power with respect to the shares reported as beneficially owned.

(b)	Dr. Lippa is neither the trustee nor the beneficiary of the Arnold Lippa Family Trust of 2007 (the “Lippa Trust”). Morgen Krisch, Dr. Lippa’s daughter, and her two sons are beneficiaries of the Lippa Trust. These holdings include 11,461,716 shares of Common Stock, options to purchase 81,034 shares of Common Stock, warrants exercisable into 10,983,407 shares of Common Stock. The address of the Lippa Trust is c/o RespireRx Pharmaceuticals Inc., 126 Valley Road, Suite C, Glen Rock, New Jersey 07452.

(c)	Mr. Margolis’ holdings are directly held by six trusts, three of which Mr. Margolis is the trustee and the balance of which Mr. Margolis’ spouse is the trustee (the “Margolis Trusts”). These holdings include 10,645,193 shares of Common Stock, options to purchase 66,443 shares of Common Stock, warrants exercisable into 10,190,538 shares of Common Stock. The address of the Margolis Trusts is c/o RespireRx Pharmaceuticals Inc., 126 Valley Road, Suite C, Glen Rock, New Jersey 07452.

(d)	Dr. Lippa’s holdings include 59 shares of Common Stock.

(e)	Mr. Jones’ holdings include 440,906 shares of Common Stock, warrants exercisable into 440,906 shares of Common Stock and options to purchase 1,700,000 shares of Common Stock.

(f)	Dr. MacFarlane’s holdings include 615 shares of Common Stock and options to purchase 1,263,425 shares of Common Stock.

(g)	Mr. Purcell’s holdings include 615 shares of Common Stock and options to purchase 525,691 shares of Common Stock.

(h)	Mr. Dickason’s holdings include options to purchase 200,000 shares of Common Stock.

(i)	Mr. Radin’s holdings include 2,126,389 shares of Common Stock, warrants to purchase 2,119,679 shares of Common Stock and options to purchase 1,012,387 shares of Common Stock. Mr. Radin’s holdings include any shares that may be owned in an individual retirement account held by his spouse. Mr. Radin is not a director or an executive officer of the Company.

The Company is not aware of any arrangements that may at a subsequent date result in a change of control of the Company.

EQUITY COMPENSATION PLAN INFORMATION

In March 2014, the Company’s stockholders approved, by written consent, the Cortex Pharmaceuticals, Inc. 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan (“2014 Plan”), filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 24, 2014, which provides for the issuance of shares of Common Stock, in the form of stock grants and options to directors, officers, employees, consultants and other service providers of the Company. There are 32,503 shares authorized and 6,325 available for issuance under the 2014 Plan.

On June 30, 2015, the Board adopted the 2015 Stock and Stock Option Plan (the “2015 Plan”), filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 8, 2015, which similarly provides for the issuance of equity and equity derivative securities such as options. The Company amended the 2015 Plan on March 31, 2016, January 17, 2017, December 9, 2017, December 28, 2018, May 5, 2020, and July 31, 2020 and filed descriptions of such amendments on the Company’s Current Reports on Form 8-K on April 6, 2016, January 23, 2017, December 14, 2017, January 4, 2019, May 6, 2020, and August 3, 2020, respectively. The amendments discussed above primarily increased the number of shares of Common Stock authorized to be issued under the 2015 Plan as approved by the Board, with the August 3, 2020 amendment expanding the number of shares of Common Stock authorized to be issued under the 2015 plan to 158,985,260 shares, which number of shares was adjusted to 15,898,526 upon the consummation of the reverse stock split with respect to Common Stock on January 5, 2021. On July 29, 2021, the Company amended the 2015 Plan to increase the number of shares by an additional 7,000,000 to 22,898,526 shares and filed a description of this amendment on the Company’s Current Report on Form 8-K on July 30, 2021. The Company has not presented, nor does it intend to present, the 2015 Plan, as amended, to shareholders for approval.

The following table sets forth information regarding outstanding options, warrants and rights and shares reserved for future issuance under our existing equity compensation plans as of December 31, 2021 (as adjusted for the reverse stock split).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,564	$64.025	6,325

Equity compensation plans not approved by security holders (including non-plan options)	9,304,804	$1.084	13,563,098

Total	9,306,368	$1.095	13,569,423

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

As of December 31, 2021, Kathryn MacFarlane, PharmD. was an “independent director”, as that term is defined under Section 803 of the NYSE Amex Company Guide. As noted above, as of December 31, 2021, all of the functions of the Audit, Compensation and Governance and Nominations Committees were being performed by the full board of directors. Dr. Lippa, Mr. Jones and Mr. Margolis are not “independent directors” as defined above.

Transactions with Related Persons

Dr. Arnold S. Lippa and Jeff E. Margolis, officers and directors of RespireRx since March 22, 2013, have indirect ownership and managing membership interests in Aurora Capital LLC (“Aurora”) through interests held in its members, and Jeff. E. Margolis is also an officer of Aurora. Aurora, until July 2021 was a boutique investment banking firm specializing in the life sciences sector.

During the fiscal year ended December 31, 2021, Arnold S. Lippa, the Company’s Interim President and Interim Chief Executive Officer (as of February 8, 0222) and the Company’s Chief Scientific Officer and Executive Chairman extended credit to the Company in the aggregate amount of $10,000, of which $5,000 has been repaid. The aggregate of the net advances of $5,000 during the fiscal year ended December 31, 2021 and $65,000 during fiscal year ended December 31, 2020 and the $25,000 advanced by Dr. Lippa in 2019, results in an outstanding balance due to Dr. Lippa of $95,000 as of December 31, 2021 which amount has been accounted for by the Company as an advance by Dr. Lippa payable on demand. Dr. Lippa has advanced certain patent related amounts during 2022. The proceeds of these advances were to make payments to the Company’s auditors, patent counsel and payments due with respect to an insurance premium that had been financed. See also Note 4. Notes Payable.

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

Item 14. Principal Accountant Fees and Services

Haskell & White LLP, acted as our independent registered public accounting firm for the fiscal years ended December 31, 2021 and 2020 and for the interim periods in such fiscal years. The following table shows the approximate fees that were incurred by us for audit and other services provided by Haskell & White LLP in fiscal 2021 and 2020.

	2019	2020
Audit Fees(1)	$122,800	$95,352
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	7,500	16,500
Total	$130,300	$111,852

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory or regulatory filings.

(2)	Audit-related fees, if any, represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees.”

(3)	Tax fees, if any, represent fees for professional services related to tax compliance, tax advice and tax planning.

(4)	All other fees, if any, represent fees for products and services rendered by our independent registered accounting firm other than those listed above, including fees for consents and work related to our registration statement filing on Form S-1 and Reg A Offering.

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

Not applicable.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

(INCLUDING REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM)

Years Ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

RespireRx Pharmaceuticals Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of RespireRx Pharmaceuticals Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Complex Debt Transactions

Critical Audit Matter Description

During the year ended December 31, 2021, the Company entered into several convertible notes payable that included original issue discounts, beneficial conversion features, and warrants. The proceeds of the convertible notes payable are allocated to the components of the convertible debt instrument in accordance with ASC 470-20, Debt with Conversion and Other Options. Management used the Black-Scholes option-pricing model to estimate the fair value of the warrants issued with the convertible notes, and allocated the proceeds to the warrants and the debt host based on a relative fair value basis. The Black-Scholes option-pricing model involves the use of significant estimates, including the following:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

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

Irvine, California

April 15, 2022

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$1,398	$825
Deferred financing costs	177,883	52,609
Prepaid expenses	29,456	31,653

Total current assets	208,737	85,087

Total assets	$208,737	$85,087

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including $483,195 and $635,146 payable to related parties at December 31, 2021 and 2020, respectively	$5,235,767	$4,923,947
Accrued compensation and related expenses	2,608,708	1,540,809
Convertible notes payable, currently due and payable on demand, including accrued interest of $151,391 and $85,693 at December 31, 2021 and 2020, respectively, (of which $57,085, including accrued interest of $32,085, was deemed to be in default at December 31, 2021) (Note 4)	790,153	414,860
Note payable to SY Corporation, including accrued interest of $459,358 and $411,385 at December 31, 2021 and 2020, respectively, payment obligation currently in default (Note 4)	837,104	864,551
Notes and advances payable to officers, including accrued interest of $59,006 and $46,717 at December 31, 2021 and 2020, respectively (Note 4)	230,356	213,067
Notes payable to former officer, including accrued interest of $77,622 and $58,965 as of December 31, 2021 and December 31, 2020, respectively (Note 4)	205,222	186,565
Other short-term notes payable	15,185	4,608

Total current liabilities	9,922,495	8,148,407

Long-term liabilities
Long-term accounts payable associated with payment settlement agreements, including long-term accounts payable due to affiliates of $294,000 and $0 as of December 31, 2021 and 2020 respectively (Note 5)	294,000	-

Total long-term liabilities	294,000	-

Total liabilities	10,216,495	8,148,407

Commitments and contingencies (Note 9)

Stockholders’ deficiency: (Note 6)
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.000030 common shares per Series B share: 1	21,703	21,703
Common stock, $0.001 par value; shares authorized: 2,000,000,000; shares issued and outstanding: 97,894,276 and 71,271,095 at December 31, 2021 and 2020, respectively (reflected on a post 10 for 1 reverse stock split basis which occurred on January 5, 2021)	97,894	71,271
Additional paid-in capital	163,827,781	162,654,002
Accumulated deficit	(173,955,136)	(170,810,296)

Total stockholders’ deficiency	(10,007,758)	(8,063,320)

Total liabilities and stockholders’ deficiency	$208,737	$85,087

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
Operating expenses:
General and administrative, including $1,104,226 and $1,230,370 to related parties for the years ended December 31, 2021 and 2020, respectively	$1,857,085	$2,676,860
Research and development, including $448,625 and $490,850 to related parties for the years ended December 31, 2021 and 2020, respectively	702,043	638,275

Total operating costs and expenses	2,559,128	3,315,135

Loss from operations	(2,559,128)	(3,315,135)

Gain on warrant exchange	1,099	-
Gain/(Loss) on extinguishment of debt and other liabilities in exchange for equity	62,548	(389,902)
Interest expense, including $12,289 and $11,329 to related parties for the years ended December 31, 2021 and 2020, respectively	(724,769)	(545,675)
Foreign currency transaction gain (loss)	75,410	(50,499)

Net loss	(3,144,840)	(4,301,211)
Deemed dividends from warrant anti-dilution provisions	(378,042)	(1,440,214
Net loss attributable to common shareholders	$(3,522,882)	$(5,741,425)

Net loss per common share - basic and diluted respectively (reflected on a post 10 for 1 reverse stock split basis which occurred on January 5, 2021)	$(0.04)	$(0.22)

Weighted average common shares outstanding - basic and diluted respectively (reflected on a post 10 for 1 reverse stock split basis which occurred on January 5, 2021)	88,347,206	25,855,664

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

Years Ended December 31, 2021 and 2020

	Series B and
	Series H Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency

Balance at December 31, 2019	37,500	$21,703	417,507	$418	$159,042,145	$(166,509,085)	$(7,444,819)
Issuance of Common Stock for payment of accrued compensation	-	-	900,000	900	305,100	-	306,000
Issuances of Series H Preferred Stock payment of accrued compensation	1,383	1	-	-	1,378,217	-	1,378,218
Issuance of Series H Preferred Stock for payment of accounts payable	241	0	-	-	307,015	-	307,015
Conversion of Series H Preferred Stock to Common Stock	(1,624)	(1)	-	-	(1,685,232)	-	(1,685,233)
Issuance of Common Stock and Warrants for Conversion of Series H Preferred Stock	-	-	25,377,426	25,377	1,659,856	-	1,685,233
Sale of Common Stock, net of costs	-	-	7,900,000	7,900	78,237	-	86,137
Note payable issued with Common Stock	-	-	-	-	(40,000)	-	(40,000)
Note discounts	-	-	-	-	90,000	-	90,000
Note payable conversions	-	-	26,291,373	26,291	1,100,347	-	1,126,638
Option grants	-	-		-	384,250	-	384,250
Cashless Warrant exercises	-	-	10,384,789	10,385	(10,385)	-	-
Warrants issued with convertible debt	-	-	-	-	44,452	-	44,452
Net Loss						(4,301,211)	(4,301,211)
Balance at December 31, 2020	37,500	$21,703	71,271,095	71,271	$162,654,002	(170,810,296)	(8,063,320)
Sale of common stock	-	-	3,600,000	3,600	113,699	-	117,299
Costs of stock issuance	-	-	-	-	(52,609)	-	(52,609)
Issuance of note commitment shares and beneficial conversion feature	-	-	3,553,000	3,553	66,935	-	70,488
Issuance of Common Stock upon conversion of Convertible Notes	-	-	16,625,557	16,625	315,885	-	332,510
Stock-based compensation	-	-	-	-	58,750	-	58,750
Adjustment due to reverse stock split	-	-	(56)	-	-	-	-
Gain on warrant exchange	-	-	-	-	(1,099)	-	(1,099)
Issuance of notes payable with beneficial conversion features, other note discounts, warrant, and/or commitment shares	-	-	-	-	675,063	-	675,063
Issuance of common stock upon cashless warrant exercise	-	-	2,844,680	2,845	(2,845)	-	-
Net loss	-	-	-	-	-	(3,144,840)	(3,144,840)
Balance at December 31, 2021	37,500	$21,703	97,894,276	$97,894	$163,827,781	$(173,955,136)	$(10,007,758)

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(3,144,840)	$(4,301,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts related to convertible notes payable	552,787	374,080
Costs associated with convertible note conversion paid with common stock	-	49,219
Gain on warrant exchange	(1,099)
Loss on extinguishment of debt	-	323,996
Loss on extinguishment of other liabilities	-	65,906
Stock-based compensation and fees included in -
General and administrative expenses	28,000	345,500
Research and development expenses and vesting options	30,750	38,750
Foreign currency transaction loss (gain)	(75,410)	50,499
Changes in operating assets and liabilities:
(Increase) decrease in -
Prepaid expenses and advanced clinical research payments	2,197	(3,014)
Deferred financing costs	(177,883)	-
Increase (decrease) in -
Accounts payable and accrued expenses	605,820	1,260,634
Accrued compensation and related expenses	1,067,899	1,141,186
Accrued interest payable	155,607	141,454
Net cash used in operating activities	(956,172)	(513,001)

Cash flows from financing activities:
Proceeds from sale of common stock	117,299	162,886
Proceeds from insurance premium financings, net of repayments	10,577	-
Proceeds from officer notes	5,000	59,500
Proceeds from issuance of notes payable	823,869	274,750
Net cash provided by financing activities	956,745	497,136

Cash and cash equivalents:
Net increase (decrease)	573	(15,865)
Balance at beginning of period	825	16,690
Balance at end of period	$1,398	$825

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended December 31,
	2021	2020

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$8,653	$6,466

Non-cash financing activities:
Issuance of common stock in exchange for extinguishment of Convertible Notes Payable, inclusive of interest and conversion fees paid with commons stock upon principal repayment of convertible notes payable	$332,510	$737,338
Issuance of Common Stock as commitment shares upon issuance of convertible notes	$70,488	$-
Cashless warrant exercises	$2,845	$-
Deferred offering costs applied against equity proceeds	$52,609	$-
Accounts payable and accrued expenses extinguished with common stock options	$35,000	$241,109
Conversion of accounts payable to long-term liabilities	$294,000	$-
Issuance of common stock in payment of accrued compensation	$-	$1,684,218
Issuance of commitment note for equity line	$-	$40,000
Issuance of warrants with convertible notes	$323,096	$44,451
Beneficial conversion feature associated with convertible notes	$351,967	$90,000
Increase in principal amount of convertible note	$13,000	$-
Short-term note payable issued in connection with financing of directors and officers insurance policy	$90,962	$70,762
Short-term note payable issued in connection with financing of clinical trial and other office insurance policies	$9,253	$9,215

See accompanying notes to consolidated financial statements and report of independent registered public accounting firm.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

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

2. Business

The mission of the Company is to develop innovative and revolutionary treatments to combat disorders caused by disruption of neuronal signaling. We are developing treatment options that address conditions affecting millions of people, but for which there are limited or poor treatment options, including OSA, ADHD, epilepsy, acute and chronic pain, including inflammatory and neuropathic pain, and recovery from SCI). We are also considering developing treatment options for other conditions based on results of preclinical and clinical studies to date.

In order to facilitate our business activities and product development, the Company has implemented an internal restructuring plan based upon our two research platforms: pharmaceutical cannabinoids and neuromodulators. The business unit focused on pharmaceutical cannabinoids is referred to as ResolutionRx and the business unit focused on neuromodulators is referred to as EndeavourRx. It is anticipated that the Company will use, at least initially, its management personnel to provide management, operational and oversight services to these two business units.

(i)	ResolutionRx, our pharmaceutical cannabinoids platform is developing compounds that target the body’s endocannabinoid system, and in particular, the re-purposing of dronabinol, an endocannabinoid CB1 and CB2 receptor agonist, for the treatment of OSA. Dronabinol is already approved by the FDA for other indications.

(ii)	EndeavourRx, our neuromodulators platform is made up of two programs: (a) our AMPAkines program, which is developing proprietary compounds that act as positive allosteric modulators (“PAMs”) of AMPA-type glutamate receptors to promote neuronal function and (b) our GABAkines program, which is developing proprietary compounds that act as PAMs of GABAA receptors, and which was recently established pursuant to our entry into a patent license agreement (the “UWMRF Patent License Agreement”) with the University of Wisconsin-Milwaukee Research Foundation, Inc., an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”), into a patent license agreement.

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

The Company is also engaged in business development efforts (licensing/sub-licensing, joint venture and other commercial structures) with a view to securing strategic partnerships that represent strategic and operational infrastructure additions, as well as cash and in-kind funding opportunities. These efforts have focused on, but have not been limited to, transacting with brand and generic pharmaceutical and biopharmaceutical companies as well as companies with potentially useful formulation or manufacturing capabilities, significant subject matter expertise and financial resources. No assurance can be given that any transaction will come to fruition and that if it does, that the terms will be favourable to the Company.

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

For this reason, the Company has effected an internal restructuring plan through which our two drug platforms have been reorganized into separate business units and may in the future, be organized into subsidiaries of RespireRx. We believe that by creating one or more subsidiaries to further the aims of ResolutionRx and EndeavourRx, it may be possible, through separate finance channels, to unlock the unrealized asset values of each.

The Company filed a Form 1-A which included an offering circular that was qualified by The Securities and Exchange Commission on December 13, 2021 and subsequently amended. The offering is of the Company’s common stock and is up to $7.5 million at $0.02 per share and allows for multiple closings until October 31, 2023 unless earlier terminated by the Company. As of December 31`, 2021, no closings had taken place.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $3,144,840 and $4,301,211 for the fiscal years ended December 31, 2021 and 2020, respectively, and negative operating cash flows of $956,172 and $513,001 for the fiscal years ended December 31, 2021 and 2020, respectively. The Company also had a stockholders’ deficiency of $10,007,758 at December 31, 2021 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. Additionally, the Company has, with respect to six convertible notes outstanding, $562,000 maturity amount plus accrued interest of $39,607 (as of December 31, 2021) maturing between April 22, 2022 and June 30, 2022, which must be paid, converted or otherwise have maturity dates extended in order to avoid a default on such convertible notes. In addition, the Company’s obligation to the University of Illinois of $100,000 that was due on December 31, 2021, was extended to and is due on April 30, 2022. In the past, the Company has been successful in getting maturity dates extended or having convertible note holders repaid via conversion. In addition, the Company has been successful in having license payment due dates extended and then meeting the payment obligations on such extended dates or further extended dates. There can be no assurance that the Company will remain successful in those efforts. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2021, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Reverse Stock Split on January 5, 2021

On January 5, 2021, the Company effected a ten to one reverse-stock split of its common stock. Every ten shares of the “old” common stock was exchanged for one “new” share of common stock rounded down to the nearest whole share with any fractional shares of common stock paid to the stockholder in cash. Option and warrant issuances prior to January 5, 2021 have also been proportionately adjusted by dividing the number of shares into which such options and warrants may exercise by ten and multiplying the exercise price by ten. The effect of the reverse-stock split has been reflected retroactively in the Company’s consolidated financial statements as of December 31, 2020 and for the fiscal year ended December 31, 2020.

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

The carrying amounts of financial instruments (consisting of cash and accounts payable and accrued expenses) are considered by the Company to be representative of the respective fair values of these instruments due to the short-term nature of those instruments. With respect to the note payable to SY Corporation and the convertible and other notes payable, management does not believe that the credit markets have materially changed for these types of borrowings since the original borrowing date. The Company considers the carrying amounts of the notes payable to officers and former officers, inclusive of accrued interest, to be representative of the respective fair values of such instruments due to the short-term nature of those instruments and their terms.

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

Prepaid Insurance

Prepaid insurance represents the premium paid in March 2021 for directors’ and officers’ insurance as well as the amount paid in April 2021 for office-related insurances and clinical trial coverage. Directors’ and Officers’ insurance tail coverage, purchased in March 2013 expired in March 2020 and all prepaid amounts have been fully amortized. The amounts of prepaid insurance amortizable in the ensuing twelve-month period are recorded as prepaid insurance in the Company’s consolidated balance sheet at each reporting date and amortized to the Company’s consolidated statement of operations for each reporting period.

Stock-Based Awards

The Company periodically issues common stock and stock options to officers, directors, Scientific Advisory Board members , consultants and other vendors for services rendered. Such issuances vest and expire according to terms established at the issuance date of each grant.

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

As of December 31, 2021, there were stock option grants exercisable into 9,306,368 shares of common stock granted to three officers who are also directors (one of which officer resigned effective January 31, 2022, but still retains the options which were fully vested), one director who is not an officer, consultants and other vendors. Certain stock options granted were subject to vesting schedules. Stock options exercisable into 3,069,444 shares of common stock vested during the fiscal year ended December 31, 2021. The Black-Scholes value of vested stock options granted during the fiscal year ended December 31, 2021 was $39,500, of which $35,000 were options in payment of accounts payable and the Black-Scholes value of options granted during the fiscal year ended December 31, 2020 that vested during the fiscal year ended December 31, 2021 was $54,250.

For stock options requiring an assessment of fair value during the fiscal years ended December 31, 2021 and 2020 the fair value of each stock option award was estimated using the Black-Scholes option-pricing model using the following assumptions:

	2021	2020

Risk-free interest rate	1.24%	0.21-0.28%
Expected dividend yield	0%	0%
Expected volatility	189.33%	412.81-426.92%
Expected life at date of issuance	5	5

The expected life is estimated to be equal to the term of the common stock options issued in 2021.

The Company recognizes the fair value of stock-based awards in general and administrative costs and in research and development costs, as appropriate, in the Company’s consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option and warrant exercises. There were no stock options exercised during the fiscal years ended December 31, 2021 and 2020.

Warrants exercisble into 380,568 shares of Common Stock with a value of $16,200 were issued to a placement agent during the fiscal year ended December 31, 2021. There were no other warrants issued as compensation or for services during the fiscal years ended December 31, 2021 and 2020 requiring such assessment. Warrants, if issued for services, are typically issued to placement agents or brokers for fund raising services and are not issued from any of the Company’s stock and option plans, from which options issued to non-employees for services are typically issued.

For warrants requiring an assessment of fair value during the fiscal years ended December 31, 2021 and 2020 the fair value of each warrant was estimated using the Black-Scholes option-pricing model using the following assumptions:

	2021	2020

Risk-free interest rate	0.80-1.02%	0.21-0.28%
Expected dividend yield	0%	0%
Expected volatility	192.64-353.06%	412.81-426.92%
Expected life at date of issuance	5	5

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

As of December 31, 2021, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2021, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Net income (loss) attributable to common stockholders consists of net income or loss, as adjusted for actual and deemed preferred stock dividends declared, amortized or accumulated. The Company recorded a deemed dividend for the issuance of warrants during year ended December 31, 2021 and December 31, 2020 of $378,042 and $1,440,214, respectively. The deemed dividend is added to the net loss in determining the net loss available to common stockholders.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted loss per common share is the same for all periods presented because all warrants and stock options outstanding are anti-dilutive.

At December 31, 2021 and 2020, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	December 31,
	2021	2020
Series B convertible preferred stock	1	1
Convertible notes payable	48,173,552	13,333,036
Common stock warrants	59,420,298	28,809,352
Common stock options	9,306,368	7,165,215
Total	116,900,219	49,307,604

Reclassifications

Certain comparative figures in 2020 have been reclassified to conform to the current year’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

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

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions between Topic 321, Topic 323, Equity Method and Joint Ventures, and Topic 815, Derivatives and Hedging which represents an amendment clarifying the interaction between accounting standards related to equity securities, equity method investments and certain derivatives. The guidance is effective for fiscal years beginning after December 15, 2020. Adoption had no material impact on our consolidated financial statements as of December 31, 2021.

4. Notes Payable

Convertible Notes Payable

On February 19, 2021, April 1, 2021, May 3, 2021, May 10, 2021, June 30, 2021, August 31, 2021 and October 7, 2021, the Company closed on financings, pursuant to which, seven convertible notes were issued to six separate investors, due in each case, except for the February 19, 2021 note, one year from the effective date (which for the each note was February 17, 2021, March 31, 2021, April 30, 2021, May 10, 2021, June 29, 2021, August 31, 2021, and October 7, 2021 respectively), with maturity amounts of $112,000, $112,500, $150,000, $150,000, $115,000, $115,000 and $115,000, respectively. The February 17, 2021 note had an original maturity date nine months from the effective date, which had been extended to February 17, 2022 and extended again to June 17, 2022. In addition, the noteholder of the February 17, 2011 note received 2,000,000 commitment shares as consideration. The other noteholders received as consideration, warrants to purchase 2,400,000, 3,200,000, 3,200,000, 2,453,333, 5,750,000 and 5,750,000 shares of common stock, respectively, each exercisable for a period of five years at an exercise price of $0.02 per share. The August 31, 2021 issuance triggered the most-favored nation provisions of four notes already outstanding, resulting in the issuance of 15,121,667 additional warrants on September 7, 2021. As a result of the note issuances, the Company received net proceeds of $97,500, $96,750, $123,400, $123,400, $100,000, $103,500 and $103,500 respectively, for an aggregate of $748,050. The difference between the maturity amounts and the net proceeds were due to original issue discounts, in all seven cases, investor legal fees in five cases and in two cases, broker fees. The seven notes are convertible at a fixed price of $0.02 per share and bear interest at 10% per year which interest is guaranteed regardless of prepayment. The Company has or had the right to prepay the notes during the first six months subject to prepayment premiums that range from 0% to 15% (100% to 115% of the maturity amount plus accrued interest and any default interest and similar costs).

On July 28, 2020, RespireRx issued a convertible note, as amended (“Commitment Note”) to a single investor pursuant to, and to induce the investor to enter into an equity purchase agreement (“EPA”) dated July 28, 2020. The Commitment Note had an initial face amount of $25,000 which was subsequently amended on September 30, 2020 to increase the maturity amount to $40,000 and extend the maturity date to July 28, 2021 and amended a second time on July 27, 2021 to increase the principal amount to $45,000 and extend the maturity date to December 1, 2021 and amended a third time to increase the principal amount to $53,000 and extend the maturity date to June 30, 2022. On March 15, 2021, RespireRx received a conversion notice pursuant to which the investor converted $25,000 of principal amount into 1,250,000 shares of Common Stock. As of December 31, 2021 there was $28,000 of principal amount and $6,368 of accrued interest outstanding with respect to this Commitment Note. The additions to principal amount have been recorded as a debt discount and amortized to interest expense.

On December 23, 2021, RespireRx entered into a Note Purchase Agreement (the “NPA”) pursuant to which the investor provided a sum of $78,300 to RespireRx ($75,820 after investor legal fees and finder’s fees), in return for a convertible promissory note with a face amount of $87,000 (which difference in value as compared to the Consideration is due to an original issue discount of $8,700), and 1,553,000 commitment shares. The note matures 120 days after the issue date unless extended by the Company to a date that is 180 days following the issue date. The note is convertible only in the event of a default as defined in the note. If an event of default occurs, the note is convertible at $0.02 per share of Common Stock. Pursuant to the terms of the NPA, on the 121st day following the issue date, if any event of default has occurred, the Company shall deliver one or more warrants exercisable into 4,785,000 shares of the Common Stock unless the Company properly extends the maturity date, at which time, upon the 181st day following the issuance of the note, if any event of default has occurred, the Company shall issue a warrant exercisable into 6,525,000 shares of Common Stock. The warrant or warrants if issued, will be exercisable for five years at an exercise price of $0.02 per share of Common Stock on a cash or cashless basis. In addition, and to induce investor to enter into the NPA, the Company has, pursuant to the NPA, granted to the investor, piggy-back registration rights under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the Common Stock issuable pursuant to the NPA. The note obligates the Company to pay on the 120th day after the issue date, a principal amount of $87,000 together with interest at a rate equal to 10% per annum. The interest, is guaranteed and earned in full as of the effective date of the note. Any amount of principal or interest that is not paid by the maturity date would bear interest at the rate of 24% from the maturity date to the date it is paid. The conversion rights and warrant exercise rights become effective upon any event of default, provided that the conversion would not result in the investor beneficially owning more than 9.99% of the Company’s then outstanding Common Stock. The conversion price or warrant exercise price, as applicable would be equal to $0.02, subject to equitable adjustments for stock splits, stock dividends, combinations, recapitalizations, extraordinary distributions and similar events. Upon any conversion, all rights with respect to the portion of the note being so converted will terminate, except for the right to receive Common Stock or other securities, cash or other assets as provided for in the Note. At any time during the period beginning on the issuance date and ending on the date which is day immediately prior to the maturity date, the Company shall have the right, exercisable on not less than three (3) trading days prior written notice to the investor or other holder, of the note, to prepay the outstanding note (principal and accrued interest), in full by making a payment to the investor or other holder of an amount in cash equal to 110 (10% prepayment premium), multiplied by the sum of: (w) the then outstanding principal amount of the note plus (x) accrued and unpaid interest on the unpaid principal amount of the note. To the extent a partial prepayment is made, the amount of principal and/or accrued but unpaid interest deemed prepaid, shall be 90.9090% of the amount paid and 9.0909% shall be deemed the 10% prepayment premium. While any portion of the note is outstanding, if the Company receives cash proceeds from a closing of an offering pursuant to Regulation A, the Company shall, within one (1) business day of the Company’s receipt of such proceeds, inform the holder, of such receipt, following which holder has the right to require the Company to immediately apply 10% or any lesser portion of such proceeds to repay all or any portion of the outstanding amounts owed under the note. In the event that such proceeds are received by holder prior to the maturity date, the required prepayment shall be subject to all prepayment terms in the note. The note also requires that the Company reserve the greater of (i) 16,312,500 shares of Common Stock or (ii) one and a half times the number of shares into which the note may convert. The warrant requires that the Company reserve one and a half times the number of shares into which the warrant is at any time exercisable. The NPA includes, among other things: (1) the grant of an option to the investor to incorporate into the note any terms applicable to a subsequent issuance of a convertible note or security by the Company that are more beneficial to an investor than the terms of the NPA and note are to the invetor; and (2) certain registration rights which are included in the NPA and the right to have any shares of Common Stock issued in connection with the conversion of the note or exercise of the warrant included in any Regulation A offering statement that the Company files with the Securities and Exchange Commission after the issue date.

The Company periodically issues convertible notes with similar characteristics. As described in the table below, as of December 31, 2021, there were nine such notes outstanding (including the convertible notes described in the paragraph above), two of which were satisfied in full by conversion of both principal and interest and one of which was satisfied in part, principal only, during that period. These notes all have or had a fixed conversion price of $0.02 per share of common stock, subject to adjustment in certain circumstances. All notes but one had an annual interest rate of 10% which was guaranteed in full. One note had an annual interest rate of 8%. The convertible notes had an original issue discount (“OID”), debt issuance costs (“DIC”) that were capitalized by the Company, a warrant (“WT”) or commitment shares (“CS”) and in three cases a beneficial conversion feature (“BCF”). The OID, CN, WTs, CSs and BCF allocated values are amortized over the life of the notes to interest expense. All notes mature or matured nine to fifteen months from their issuance date. All notes were prepayable by the Company during the first six months, subject to prepayment premiums that range from 100% to 115% of the maturity amount plus accrued interest. If not earlier paid, the notes were convertible by the holder into the Company’s common stock. Two of the notes were paid before maturity.

The table below summarizes the convertible notes with similar characteristics outstanding as of December 31, 2021 and the repayments by conversion during the fiscal year ended December 31, 2021:

Inception Date	Maturity date	Original Principal Amount	Interest rate	Original aggregate DIC, OID, Wts, CS and BCF	Cumulative amortization of DIC, OID, Wts, CS and BCF	Accrued coupon interest	Repayment by conversion	Balance sheet carrying amount at December 31, 2021 inclusive of accrued interest

July 2, 2020	April 2, 2021	$137,500	10.00%	$(44,423)	$44,423	$6,875	$(144,375)	$-
July 28, 2020	June 30, 2022	53,000	8.00%	(13,000)	6,170	6,368	(25,000)	27,538
July 30, 2020	October 30, 2021	75,000	10.00%	(27,778)	27,778	4,136	(79,136)	-
February 17, 2021	June 17, 2022	112,000	10.00%	(112,000)	111,376	8,696	(80,000)	40,072
April 1, 2021	July 31, 2022	112,500	10.00%	(112,500)	84,759	8,476	-	93,235
May 3, 2021	April 30, 2022	150,000	10.00%	(150,000)	100,685	10,068	-	110,753
May 10, 2021	May 10, 2022	150,000	10.00%	(150,000)	96,575	9,658	-	106,233
June 30, 2021	June 29, 2022	115,000	10.00%	(115,000)	58,287	5,829	-	64,116
August 31, 2021	August 31, 2022	115,000	10.00%	(109,675)	36,658	3,844	-	45,827
October 7, 2021	October 7, 2022	115,000	10.00%	(96,705)	22,521	2,678	-	43,494
December 23, 2021	April 22, 2022	87,000	10.00%	(36,301)	2,420	580	-	53,699

Total		$1,222,000		$(967,382)	$591,652	$67,208	$(328,511)	$584,967

In addition to what appears in the table above, there is outstanding accrued interest of $2,748 from a prior floating rate convertible note that has not been paid in cash or by conversion as of December 31, 2021.

In addition to the convertible notes with similar characteristics described above, on December 31, 2018 and January 2, 2019, the Company issued convertible notes to a single investor totaling $35,000 of maturity amount with accrued interest of $11,477 as of December 31, 2021. The number of shares of common stock (or preferred stock) into which these notes may convert is not determinable. The warrants to purchase 19,000 shares of common stock issued in connection with the sale of these notes and other convertible notes issued December 2018 and March 2019 are exercisable at a fixed price of $15.00 per share of common stock, provide no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events and expire on December 30, 2023.

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

The remaining outstanding Original Convertible Notes (including those for which default notices have been received) consist of the following at December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Principal amount of notes payable	$75,000	$75,000
Accrued interest payable	80,961	64,357

Total note payable	$155,961	$139,357

As of December 31, 2021, principal and accrued interest on the Original Convertible Note that is subject to a default notice accrues annual interest at 12% instead of 10%, totaled $57,085, of which $32,085 was accrued interest. As of December 31, 2020, principal and accrued interest on Original Convertible Notes subject to default notices totaled $48,700 of which $23,700 was accrued interest.

As of December 31, 2021 all of the outstanding Original Convertible Notes, inclusive of accrued interest, were convertible into an aggregate of 1,380 shares of the Company’s common stock. Such Original Convertible Notes will continue to accrue interest until exchanged, paid or otherwise discharged. There can be no assurance that any of the additional holders of the remaining Original Convertible Notes will exchange their Original Convertible Notes.

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

Note payable to SY Corporation consists of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	459,358	411,384
Foreign currency transaction adjustment	(22,028)	53,393
Total note payable	$837,104	$864,551

Interest expense with respect to this promissory note was $47,973 and $48,104 for years ended December 31, 2021 and 2020, respectively.

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

During the year ended December 31, 2021, Dr. Lippa advanced on an interest free basis the Company $100,000 of which $5,000 was repaid to Dr. Lippa. The outstanding balance of the advance is payable on demand.

For the fiscal years ended December 31, 2021 and 2020, $12,289 and $11,329 was charged to interest expense with respect to Dr. Lippa’s notes, respectively.

For the fiscal years ended December 31, 2021 and 2020, $18,656 and $16,988 was charged to interest expense with respect to Dr. James S. Manuso’s notes, respectively.

As of September 30, 2018, Dr. James S. Manuso resigned his executive officer positions and as a member of the Board of Directors of the Company. All of the interest expense noted above for 2020 and 2019 was incurred while Dr. Manuso was no longer an officer.

Other Short-Term Notes Payable

Other short-term notes payable at December 31, 2021 and December 31, 2020 consisted of premium financing agreements with respect to various insurance policies. At December 31, 2021, a premium financing agreement was payable in the initial amount of $81,673 with interest at 11% per annum, in eight monthly installments of $10,182, and another premium financing arrangement was payable in the initial amount of $9,215 payable in equal quarterly installments. At December 31, 2021 and 2020, the aggregate amount of the short-term notes payable was $15,185 and $4,608 respectively.

5. Settlement and Payment Agreements

On February 21, 2020, Sharp Clinical Services, Inc. (“Sharp”), a vendor of the Company, filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County related to a December 16, 2019 demand for payment of past due invoices inclusive of late fees totaling $103,890 of which $3,631 related to late fees, seeking $100,259 plus 1.5% interest per month on outstanding unpaid invoices. Amid settlement discussions, the vendor stated on March 13, 2020 its intent to proceed to a default judgment against the Company, and the Company stated on March 14, 2020 its intent to continue settlement discussions. On May 29, 2020, a default was entered against the Company, and on September 4, 2020, a final judgment by default was entered against the Company in the amount of $104,217. On March 3, 2021, we executed a settlement agreement with Sharp (the “Sharp Settlement Agreement”), and on March 9, 2021, Sharp requested of the Bergen (NJ) County Sheriff, the return of the Writ of Execution which resulted in a release of the lien in favor of Sharp. The Sharp Settlement Agreement calls for a payment schedule of ten $10,000 payments due on April 1, 2021 and every other month thereafter, and permitted early settlement at $75,000 if the Company had paid Sharp that lower total by August 1, 2021, but the Company did not pay Sharp that lower amount by that date. The Company has recorded a liability to Sharp of $53,859 as of December 31, 2021 after payments totaling $30,000 pursuant to the Sharp Settlement Agreement. The Company has not made the October 1, 2021, December 1, 2021 and February 1, 2022 payments that were due. On March 3, 2022, Company counsel received a default notice from counsel to Sharp with respect to the Sharp Settlement Agreement and that Sharp may exercise its remedies. Company counsel has communicated with counsel to Sharp. On March 28, 2022, one of the Company’s bank accounts was debited for the benefit of Sharp $415 inclusive of fees about which the Company is seeking additional information but which the Company believes indicates that either a new Writ of Execution was established or the original writ was re-established.

By letter dated February 5, 2016, the Company received a demand from a law firm representing Salamandra, LLC (“Salamandra”) alleging an amount due and owing for unpaid services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded Salamandra the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted Salamandra attorneys’ fees and costs of $47,937. All such amounts have been accrued as of December 31, 2021 and December 31, 2020, including accrued interest at 4.5% annually from February 26, 2018, the date of the judgment, through December 31, 2021, totaling $31,841. The Company had previously entered into a settlement agreement with Salamandra that is no longer in effect. The Company has approached Salamandra seeking to negotiate a new settlement agreement. A lien with respect to the amounts owed is in effect.

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

On September 14, 2021, the Company and DNA Healthlink, Inc. (“DNA Healthlink”) entered into a settlement agreement (the “ DNA Healthlink Settlement Agreement”) regarding $410,000 in unpaid accounts payable owed by the Company to DNA Healthlink (the “DNA Healthlink Settlement Amount”) for services provided by DNA Healthlink to the Company pursuant to an agreement by and between the Company and DNA Healthlink dated October 15, 2014. Under the terms of the DNA Healthlink Settlement Agreement, the Company is obligated to pay to DNA Healthlink the full DNA Healthlink Settlement Amount as follows: twelve monthly payments of $8,000 each commencing on November 15, 2021, followed by twelve monthly payments of $10,000 each commencing on November 15, 2022, followed by twelve monthly payments of $15,000 each commencing on November 15, 2023, followed by one final payment of $14,000 on November 15, 2024. If, prior to March 14, 2023, the Company receives one or more upfront license fee payments or any other similar fee or fees from one or more strategic partners that aggregate at least fifteen million dollars ($15,000,000.00) (“Upfront Fees”), then the full DNA Healthlink Settlement Amount, less any amounts previously paid, will be accelerated and become due and payable in full within ninety (90) days of receipt of any Upfront Fees. As a result of the DNA Healthlink Settlement Agreement, the Company recorded a gain with respect to vendor settlements of $62,548. The Company made payments of $8,000 in November 2021 and December 2021, but has not made payments in January through March 2022.

An annual obligation payable to the University of Illinois of $100,000 that was originally due on December 31, 2021 pursuant to the 2014 License Agreement was extended to April 30, 2022.

By email dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and payable for investment banking services rendered. Such amount has been included in accrued expenses at December 31, 2021 and December 31, 2020.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s consolidated financial statements as of December 31, 2021 and December 31, 2020 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

6. Stockholders’ Deficiency

Preferred Stock

RespireRx has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2021 and December 31, 2020, 1,250,000 shares were designated as 9% Cumulative Convertible Preferred Stock; 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”); 205,000 shares were designated as Series A Junior Participating Preferred Stock; 1,700 shares were designated as Series G 1.5% Convertible Preferred Stock. On July 13, 2020, RespireRx designated 1,200 shares of Series H, Voting, Non-participating, Convertible Preferred Stock (“Series H Preferred Stock”) and on September 30, 2020 RespireRx amended the Certificate of Designation of the Series H Preferred Stock to increase the number of shares of Series H Preferred Stock to 3,000 shares. On July 13, 2020 and September 30, 2020, RespireRx issued an aggregate of 1,624.1552578 shares of Series H Preferred Stock inclusive of 2% accrued dividends, all of which converted on September 30, 2020 into 25,377,426 shares of Common Stock and warrants to purchase 25,377,426 shares of Common Stock, and therefore as of that time on September 30, 2020 and thereafter through December 31, 2021, there were no shares of Series H Preferred Stock outstanding. Under the Certificate of Designation of the Series H Preferred Stock, shares of Series H Preferred Stock converted or redeemed by conversion are to be canceled and are not to be reissued. Therefore, as of December 31, 2021, there were 1,375.8447422 shares of Series H Preferred Stock available for issuance.

Series B Preferred Stock outstanding as of December 31, 2021 and 2020 consisted of 37,500 shares issued in a May 1991 private placement. The shares of Series B Preferred Stock are convertible into 1 share of common stock. RespireRx may redeem the Series B Preferred Stock for $25,001 at any time upon 30 days prior notice.

Although other series of preferred stock have been designated, no other shares of preferred stock are outstanding. As of December 31, 2021 and December 31, 2020, 3,504,424 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

Common Stock

There are 97,894,276 shares of the Company’s Common Stock outstanding as of December 31, 2021. After reserving for conversions of convertible debt as well as common stock purchase options and warrants exercises before accounting for incremental contract excess reserves, there were 1,764,709,434 shares of the Company’s Common Stock available for future issuances as of December 31, 2021. After accounting for incremental excess reserves required by the various convertible notes and related warrants aggregating 144,260,508 and other outstanding convertible notes and all outstanding options and warrants, there were 1,620,449,926, shares of common stock available for future issuances as of December 31, 2021. Each conversion or exercise on a convertible note, or option or warrant, as appropriate reduces the excess reserve requirements. The conversion of $328,510 of convertible notes resulted in the issuance of 16,625,557 shares of Common Stock during the fiscal year ended December 31, 2021. The cashless exercise of 7,500,000 warrants resulted in the issuance of 2,844,680 shares of Common Stock during the fiscal year ended December 31, 2021.

Common Stock Warrants

On June 28, 2021, RespireRx exchanged a warrant originally issued on July 30, 2020 in connection with a prior convertible note, that was exercisable into 375,000 shares of Common Stock for a warrant exercisable into 327,273 shares of Common Stock. On June 30, 2021, RespireRx exchanged 687,500 warrants originally issued on July 2, 2020 in connection with a prior convertible note for 600,000 new warrants. In both cases, along with the reduction in the number of warrants, the exercise price of such warrants was reduced from $0.07 to $0.02 per share of Common Stock. In connection with these exchanges, RespireRx recorded a gain of $1,099 during the fiscal year ended December 31, 2021. The warrant holders were granted a cashless exercise right that they did not previously have.

Other than the exchange warrants, and in connection with convertible notes issued during fiscal year ended December 31, 2021, RespireRx issued to the note holders, warrants exercisable into 22,753,333 shares of Common Stock. In addition, the Company issued warrants exercisable into 380,568 shares of Common Stock to a broker.

On September 7, 2021, as a result of the issuance of the note on August 31, 2021 that triggered the most favored nation clauses in several of the note purchase agreements, RespireRx issued additional warrants to existing note holders exercisable into 15,121,667 shares of Common Stock.

On June 23, 2021, November 8, 2021 and November 22, 2021, through three partial cashless exercises, a single convertible note holder exercised a warrant exercisable into 7,500,00 shares of Common Stock if exercised on a cash basis, into 2,844,680 shares of Common Stock.

As part of our prior debt financings with certain note holders, the Company issued warrants that contained anti-dilution provisions that required a reduction to the exercise price and an increase to the number of warrant shares in the event that we issued equity instruments with a lower price than the exercise price. During the year ended December 31, 2020, we adjusted downward the warrant exercise price for these warrants. The resulting fair value of the warrants with the new exercise price was $1,440,214, recorded as a deemed dividend in our consolidated statements of stockholders’ deficiency. As the Company has an accumulated deficit, the deemed dividend was recorded within additional paid-in capital.

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

A summary of warrant activity for the year ended December 31, 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2020	28,809,352	$0.1528	2.64
Issued	39,182,841	$0.0200	4.50
Expired	(9,395)	$74.8891	-
Exchanged	(1,062,500)	$0.0700	-
Exercised	(7,500,000)	$0.0200	-
Warrants outstanding at December 31, 2021	59,420,298	$.0718	3.33

The exercise prices of common stock warrants outstanding and exercisable are as follows at December 31, 2021:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Dates
$0.016	2,212,500	2,212,500	May 17, 2022
$0.020	31,682,841	31,682,841	September 30, 2023 – October 7, 2026
$0.070	25,377,426	25,377,426	September 30, 2023
$15.00	19,000	19,000	December 30, 2023
$15.75	23,881	23,881	April 30, 2023
$11.00	104,650	104,650	September 29, 2022
	59,420,298	59,420,298

Based on a fair value of $0.012 per share on December 31, 2021, there were no exercisable in-the money common stock warrants.

A summary of warrant activity for the year ended December 31, 2020 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2019	219,104	$18.7109	3.44
Issued	39,585,040	$0.0521	2.89
Expired	(25,434)	$2.9899
Exercised	(10,969,352)	$0.0161
Warrants outstanding at December 31, 2020	28,809,352	$0.1528	2.64

Stock Options

On March 18, 2014, RespireRx adopted its 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan (the “2014 Plan”). The Plan permits the grant of options and restricted stock with respect to up to 325,025 shares of common stock, in addition to stock appreciation rights and phantom stock, to directors, officers, employees, consultants and other service providers of the Company. As of December 31, 2021, there are 6,325 shares available in the 2014 Plan.

On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan (as amended, the “2015 Plan”). As of December 31, 2021, there are 13,563,098 shares available in the 2015 Plan. On July 29, 2021, the Company amended the 2015 Plan to increase the number of shares by an additional 7,000,000 to 22,898,526 shares.

The Company has not and does not intend to present the 2015 Plan to stockholders for approval.

Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of stock-based compensation costs and fees is provided at Note 3.

During the fiscal year ended December 31, 2021, there were 53,291 shares of Common Stock previously issuable upon exercise of options that expired unexercised that were added back to the number of shares available in the 2015 Plan.

There were no stock grants and there were stock option grants for 2,194,444 and 6,750,000 shares of RespireRx’s Common Stock for the fiscal years ended December 31, 2021and 2020 respectively.

Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of stock-based compensation costs and fees is provided at Note 3 Summary of Significant Accounting Policies.

A summary of stock option activity for the fiscal year ended December 31, 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2020	7,165,215	$2.225	4.60
Granted	2,194,444	$0.019	4.98
Expired	(53,291)	$(73.305)	-
Options outstanding at December 31, 2021	9,306,368	$1.095	3.95

The exercise prices of common stock options outstanding and exercisable were as follows at December 31, 2021:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.019	2,194,444	2,194,444	December 21, 2026
$0.072	5,050,000	5,050,000	September 30, 2025
$0.054	1,700,000	1,700,000	July 31, 2025
$7.000	2,168	2,168	November 21, 2023
$11.200	31,038	31,038	April 5, 2023
$12.500	1,676	1,676	December 7, 2022
$13.500	3,400	3,400	July 28, 2022
$14.500	184,942	184,942	December 9, 2027
$14.500	10,000	10,000	December 9, 2027
$20.000	28,500	28,500	June 30, 2022
$20.000	2,500	2,500	July 26, 2022
$39.000	39,500	39,500	January 17, 2022
$64.025	12,923	12,923	August 18, 2022
$64.025	26,179	26,179	August 18, 2025
$81.250	16,923	16,923	June 30, 2022
$139.750	339	339	March 14, 2024
$159.250	246	246	February 28, 2024
$195.000	949	949	July 17, 2022
$195.000	641	641	August 10, 2022
	9,306,368	9,306,368

Based on a fair value of $0.012 per share on December 31, 2021, there were no exercisable in-the-money common stock options as of December 31, 2021.

A summary of stock option activity for the fiscal year ended December 31, 2020 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2019	428,761	$33.798	4.98
Granted	6,750,000	$0.0660	4.63
Expired	(13,546)	$(65.9190)	-
Options outstanding at December 31, 2020	7,165,215	$1.961	4.60

Options exercisable at December 31, 2020	6,290,215	$2.225	4.59

The exercise prices of common stock options outstanding and exercisable were as follows at December 31, 2020:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.072	5,050,000	4,525,000	September 30, 2025
$0.054	1,700,000	1,350,000	July 31, 2025
$7.000	2,168	2,168	November 21, 2023
$11.200	31,038	31,038	April 5, 2023
$12.500	1,676	1,676	December 7, 2022
$13.500	3,400	3,400	July 28, 2022
$14.500	184,942	184,942	December 9, 2027
$14.500	10,000	10,000	December 9, 2027
$20.000	28,500	28,500	June 30, 2022
$20.000	2,500	2,500	July 26, 2022
$39.000	39,500	39,500	January 17, 2022
$45.000	722	722	September 2, 2021
$57.500	261	261	September 12, 2021
$64.025	12,923	12,923	August 18, 2022
$64.025	26,179	26,179	August 18, 2025
$73.775	52,308	52,308	March 31, 2021
$81.250	16,923	16,923	June 30, 2022
$139.750	339	339	March 14, 2024
$159.250	246	246	February 28, 2024
$195.000	949	949	July 17, 2022
$195.000	641	641	August 10, 2022
	7,165,215	6,290,215

Based on a fair value of $0.029 per share on December 31, 2020, there were no exercisable in-the-money common stock options as of December 31, 2020.

For the years ended December 31, 2021 and 2020, stock-based compensation costs and fees included in the consolidated statements of operations consisted of general and administrative expenses of $28,000 and $345,500 respectively, and research and development expenses of $30,750 and $38,750, respectively.

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

The Company concluded that the issuance of any of the contingent shares to the Pier Stock Recipients was remote, as a result of the large spread between the exercise prices of these stock options and warrants as compared to the common stock trading range, the subsequent expiration or forfeiture of most of the options and warrants, the Company’s distressed financial condition and capital requirements, and that these stock options and warrants have remained significantly out-of-the-money through December 31, 2021. Accordingly, the Company considered the fair value of the contingent consideration to be immaterial and therefore did not ascribe any value to such contingent consideration. If any such shares are ultimately issued to the former Pier stockholders, the Company will recognize the fair value of such shares as a charge to operations at that time.

Reserved and Unreserved Shares of Common Stock

As of December 31, 2021, there are 2,000,000,000 shares of common stock authorized, of which 97,894,276 are issued and outstanding. As of December 31, 2021, there are outstanding options to purchase 9,306,368 shares of common stock and 6,325 and 13,563,098 shares available for issuance under the 2014 Plan and 2015 Plan, respectively. There are 649 Pier contingent shares of common stock that may be issued under certain circumstances. As of December 31, 2021, there are 48,173,552 shares issuable upon conversion of convertible notes including 4,379,000 with respect to convertible notes that would only become convertible under certain circumstances which circumstances have not yet occurred. As of December 31, 2021, there are 66,345,298 shares that may be issued upon exercise of outstanding warrants including 6,925,000 with respect to warrants that would only be issued under certain circumstances which circumstances have not yet occurred. As of December 31, 2021, the Series B Preferred Stock may convert into 1 share of common stock. Therefore, the Company is reserving 137,395,290 shares of common stock for future issuances with respect to conversions and exercises as well as for the Pier contingent shares. In addition, certain convertible notes and related warrants impose an additional contractual reserve requirement, above the number of shares into which such convertible notes and related warrants may convert or exercise respectively. Although the Company does not anticipate having to issue such shares, such incremental additional contractual reserves total 144,260,508 shares of common stock.

7. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2021 and 2020 are summarized below.

	December 31,
	2021	2020
Capitalized research and development costs	$-	$-
Research and development credits	2,906,000	3,017,000
Stock-based compensation	3,911,000	3,975,000
Stock options issued in connection with the payment of debt	202,000	202,000
Net operating loss carryforwards	19,671,000	20,536,000
Accrued compensation	733,000	155,000
Accrued interest due to related party and others	186,000	146,000
Other, net	-	8,000
Total deferred tax assets	27,609,000	28,039,000
Valuation allowance	(27,609,000)	(28,039,000)
Net deferred tax assets	$-	$-

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2021 and 2020, management was unable to determine that it was more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No federal tax provision has been provided for the years ended December 31, 2021 and 2020 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021	2020

U. S. federal statutory tax rate	(21.0)%	(21.0)%
Change in valuation allowance	(1.0)%	(1.0)%
Adjustment to deferred tax asset	22.0%	22.0%
Other	-%	-%
Effective tax rate	0.0%	0.0%

As of December 31, 2021, the Company had federal and state tax net operating loss carryforwards of approximately $86,491,000 and $21,202,000, respectively. The state tax net operating loss carryforward consists of $9,036,000 for California purposes and $12,166,000 for New Jersey purposes. The difference between the federal and state tax loss carryforwards was primarily attributable to the capitalization of research and development expenses for California franchise tax purposes. The federal net operating loss carryforwards will expire at various dates from 2022 through 2041. State net operating losses expire at various dates from 2022 through 2029 for California and through 2041 for New Jersey. The Company also had federal and California research and development tax credit carryforwards that totaled approximately $1,760,000 and $1,146,000, respectively at December 31, 2021. The federal research and development tax credit carryforwards will expire at various dates from 2022 through 2032. The California research and development tax credit carryforward does not expire and will carryforward indefinitely until utilized.

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

9. Commitments and Contingencies

Pending or Threatened Legal Action and Claims

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s consolidated financial statements as of December 31, 2021 and 2020 with respect to such matters. See Note 5. Settlement and Payment Agreements to the consolidated financial statements as of December 31, 2021 for additional items and details.

Significant Agreements and Contracts

Consulting Agreements

Richard Purcell, the Company’s Senior Vice President of Research and Development since October 15, 2014, provides his services to the Company on a month-to-month basis through his consulting firm, DNA Healthlink, Inc. (“DNA Healthlink”), through which the Company has contracted for his services, for a monthly cash fee of $12,500. The arrangement was modified in 2021 to fee for services at the rate of $250 per hour. Cash compensation expense pursuant to this agreement totaled $5,000 and $112,500 for the fiscal years ended December 31, 2021 and 2020, respectively, which is included in research and development expenses in the Company’s consolidated statements of operations for such periods. On September 14, 2021, RespireRx and DNA Healthlink entered into a settlement agreement pursuant to which RespireRx and DNA Healthlink agreed to a total amount owed by RespireRx to DNA Healthlink of $410,000 and a payment schedule, calling for monthly payments ranging from $8,000 to $15,000 per month until $410,000 is paid on our before November 15, 2024. In the event that RespireRx receives one or more upfront license fee payments or any other similar fees from one or more strategic partners within the first eighteen months of the inception of the agreement, the remaining outstanding amounts due to DNA Healthlink would be accelerated and due with ninety of receipt by RespireRx. RespireRx made two payments pursuant to this agreement totaling $16,000 in November and December 2021, but has not made any payments, as of yet, in 2022. Certain liabilities to DNA Healthlink have been classified as long-term liabilities as the payment obligations extend beyond one year.

The Company entered into an agreement with David Dickason effective September 15, 2020 pursuant to which, Mr. Dickason, the fifth named executive officer, was to serve as the Company’s Senior Vice President of Preclinical Product Development, at will, at an hourly rate of $250 per hour. In addition, the agreement called for a restricted common stock grant of 200,000 shares of Common Stock, with a vesting schedule of 25% on December 15, 2020 and 25% on each of March 15, June 15 and September 15, 2021. 200,000 stock options were granted in lieu of restricted common stock. The Company recorded $72,875 expense pursuant to this agreement and made payments of $9,500 during the fiscal year ended December 31, 2021.

Employment Agreements

Effective as of January 31, 2022, RespireRx and Timothy L. Jones entered into a termination and separation agreement (“SA”), pursuant to which Mr. Jones resigned as RespireRx’s Presient and Chief Executive Officer and as a member of RespireRx’s Board of Directors and RespireRx and Mr. Jones agreed to a payment schedule with respect to amounts owed to Mr. Jones. See Note 10. Subsequent Events.

Through December 31, 2022, Timothy L. Jones, Arnold S. Lippa and Jeff E. Margolis had similar employment agreements and after such date Dr. Lippa and Mr. Margolis continue to have similar employment agreements. Mr. Jones was appointed as RespireRx’s President and Chief Executive Officer on May 6, 2020. Effective as of January 31, 2022, Dr. Lippa assumed the additional roles of Interim Chief Executive Officer and Interim President. Dr. Lippa remains RespireRx’s Chief Scientific Officer and Executive Chairman and Mr. Margolis is the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary. Dr. Lippa’s and Mr. Margolis’ employment agreements became effective on August 18, 2015. Dr. Lippa’s and Mr. Margolis’ agreements are subject to automatic annual extensions on September 30th of each year beginning with the initial termination date if not earlier terminated, subject to notice in accordance with the terms of the agreements. Dr. Lippa’s and Mr. Margolis’ agreements are in their automatic extension periods.

The table below summarizes the current cash commitments to each individual with respect to their respective employment agreements through the next September 30th renewal date and in the case of Mr. Jones, through January 31, 2022. See Note 10. Subsequent Events for post-termination obligations to Mr. Jones.

	Contract year ending
	September 30, 2022
	Twelve months
	Base		Guaranteed
	Salary	Benefits	Bonus	Total

Timothy L. Jones	$-	$-	$-	$-
Arnold S. Lippa	225,000	29,700	—	254,700
Jeff E. Margolis	225,000	16,200	—	241,200

	$450,000	$45,900	$-	$495,900

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

For the fiscal year ended December 31, 2021, the Company accrued $522,350 of compensation including guaranteed bonus and compensation related benefits for Mr. Jones, of which Mr. Jones was paid $106,900 in cash. For the fiscal year ended December 31, 2020, Mr. the Company accrued $436,059 of compensation, inclusive of bonus and benefits and Board of Directors advisory fees, of which $16,073 was paid in cash and $28,218 was exchanged for Series H Preferred Stock as discussed below. The amounts are included in accrued compensation in the Company’s consolidated balance sheet as of December 31, 2021. On September 30, 2020, Mr. Jones, pursuant to an exchange agreement, forgave $28,218 of accrued Board of Directors and other fees owed to him in exchange for 28.218 shares of Series H Preferred Stock which, on the same day, was converted into 4,409,063 shares of Common Stock and a warrant to purchase 4,409,063 shares of Common Stock, both of which were adjusted to 440,906 shares of Common Stock and warrants respectively after the reverse stock-split and which are presented on a reverse stock-split basis in our consolidated financial statements as of December 31, 2021.

Cash compensation inclusive of employee benefits accrued pursuant to this agreement totaled $339,600 for each of the fiscal years ended December 31, 2021 and 2020, respectively, which amounts are included in accrued compensation and related expenses in the Company’s consolidated balance sheet at December 31, 2021 and 2020, and in research and development expenses in the Company’s consolidated statement of operations for the fiscal years ended December 31, 2021 and 2020. Dr. Lippa does not receive any additional compensation for serving as Executive Chairman and on the Board of Directors nor does he receive any additional compensation of his additional roles as Interim Chief Executive Officer and Interim President which commenced upon the resignation of Mr. Jones effective January 31, 2022.

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

Mr. Margolis, pursuant to his employment contract had recurring cash compensation accrued of $321,600 for the fiscal year ended December 31, 2021 and 2020 which amounts are included in accrued compensation and related expenses in the Company’s consolidated balance sheet December 31, 2021 and 2020, and in general and administrative expenses in the Company’s consolidated statement of operations.

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

University of Wisconsin-Milwaukee Outreach Services Agreement

On July 12, 2021, the Company and the Board of Regents of the University of Wisconsin System on behalf of the University of Wisconsin-Milwaukee (“UWM”) entered into an Outreach Services Agreement pursuant to which UWM agreed to provide, among other molecules, multiple milligram to gram quantities of KRM-II-81 (GABAkine) and the Company agreed to pay UWM an annual sum of $75,000 payable in three installments of $25,000 each beginning October 12, 2021, which amount was timely paid, and on a quarterly basis thereafter. The payment that was due on January 12, 2021 has not yet been paid. The agreement terminates on June 30, 2022 unless extended upon consent of both parties.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The minimum annual royalty obligation of $100,000 due on December 31, 2021, was extended to April 30, 2021 and has not yet been paid and the minimum annual royalty obligation of $100,000 due on December 31, 2020 was extended to April 19, 2020 and was paid in full on April 1, 2021.

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

During the fiscal years ended December 31, 2021 and 2020, the Company recorded charges to operations of $100,000, respectively, with respect to its minimum annual royalty obligation, which is included in research and development expenses in the Company’s consolidated statement of operations for the fiscal years ended December 31, 2021 and 2020. The Company did not pay the amount due on December 31, 2021 for which the Company was granted an extension until April 30, 2022, and which amount is unpaid and the Company did not pay the amount due on December 31, 2020 for which the Company was granted an extension until April 19, 2021 and which was paid in full on April 1, 2021.

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

There was no activity during the fiscal years ended December 31, 2021 or 2020 with respect to the Purisys Agreement.

University of California Irvine

On April 29, 2021, RespireRx agreed to a payment settlement arrangement with the University of California Innovation and Entrepreneurship affiliated with the Regents of the University of California on behalf of its Irvine Campus (“Irvine”), pursuant to which the Company and Irvine agreed that the total amount due to Irvine by RespireRx was $234,656.58 and that Irvine would accept $175,000 as settlement in full if funds were received from RespireRx as follows: $10,000 on each of July 1, 2021, September 1, 2021, November 1, 2021, January 1, 2022, March 1, 2022 and $125,000 on or before March 31, 2022. Failure to meet those terms would render the agreement null and void. The payment terms were not met. All amounts owed of approximately $213,000 after payments totaling $20,000 have been recorded on the Company’s balance sheet as of December 31, 2021.

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

There was no activity during the fiscal years ended December 31, 2021 or 2020 that affect the Bausch agreement.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of December 31, 2021, aggregating $1,156,177 Employment agreement amounts included in the 2021 column represent amounts contractually due from January 1, 2022 through September 30, 2022 or in one case, September 30, 2023 when such contracts expire unless extended pursuant to the terms of the contracts. The contract obligation through September 30, 2023, terminated early as of January 31, 2022. See Note 10. Subsequent Events to the consolidated financial statements as of December 31, 2021.

		Payments Due By Year
	Total	2022	2023	2024	2025	2026
License agreements	$660,277	$175,092	$140,185	$115,000	$115,000	$115,000
Employment agreements (1)	495,900	495,900	-	-	-	-
Total	$1,156,177	$670,992	$140,185	$115,000	$115,000	$115,000

(1)	The payment of certain of such amounts has been deferred indefinitely, as described above in “Employment Agreements”.

10. Subsequent Events

Event with respect to Sharp Settlement Agreement

On March 28, 2022, one of the Company’s bank accounts was debited for the benefit of Sharp $415 inclusive of fees about which the Company is seeking additional information but which the Company believes indicates that either a new Writ of Execution was established or the original writ was re-established. See Note 5. Payment and Settlement Agreements.

Extension of Maturity Date with respect to two convertible notes and one securities purchase agreement

On April 1, 2022 and effective on March 31, 2022, the Company and an investor entered into a first amendment to a promissory note, the original maturity date of which was March 31, 2022, and which maturity date was extended to July 31, 2022. In addition, the guaranteed interest was increased from $11,250 to $15,000. In addition, references to state courts located in New York, NY or federal courts located in New York, NY were changed to the Court of Chancery of the State of Delaware or, to the extent such court does not have subject matter jurisdiction, the United States District Court for the District of Delaware.

On March 24, 2022 and effective as of February 17, 2022, the Company and an investor entered into a second amendment to a convertible promissory note pursuant to which the first amended maturity date was further amended to a further amended maturity date of June 17, 2022. In addition, the governing law was amended from the State of New York to the State of Delaware.

Also, on March 24, 2022 and effective February 17, 2022, the Company and the same investor entered into a first amendment to a securities purchase agreement related to, among other things, the convertible note described in the immediately preceding paragraph and amending the governing law from the State of New York to the State of Delaware.

Resignation of Mr. Timothy L. Jones

On January 4, 2022, Mr. Timothy L. Jones notified the Company of his intent to resign at the end of January 2022. On February 8, 2022, the Company received a resignation letter from Mr. Jones pursuant to which he resigned, effective January 31, 2022, as both the Company’s President and Chief Executive Officer and as a member of the Company’s Board of Directors pursuant to certain conditions precedent to the effectiveness of the resignation letter. The conditions precedent to the effectiveness of the registration were met upon the execution by the Company and Mr. Jones of an Employment Agreement Termination and Separation Agreement (“SA”), also on February 8, 2022, which became effective upon completion of a seven-day revocation period without revocation. Pursuant to the terms of the SA, the Company has agreed to pay Mr. Jones up to a maximum of $789,267 in accordance with a schedule set forth in the SA based on amounts of funding raised by the Company all in payment for Mr. Jones’ service to the Company as President and Chief Executive Officer prior to January 31, 2022.

Mr. Jones did not resign because of any disagreement with the Company relating to the Company’s operations, policies or practices.

On February 8, 2022, the Board of Directors of the Company elected Arnold S. Lippa, PhD, the Company’s Chief Scientific Officer and Executive Chairman of the Board, as the Company’s Interim President and Interim Chief Executive Officer. Dr. Lippa will also continue in his current roles. The Company did not enter into any new compensatory plan, agreement or arrangement with Dr. Lippa in connection with his interim appointment.

Convertible Note and Related Transactions

On April 14, 2022, the Company and Barton Asset Management (“Barton”) entered into a Securities Purchase Agreement (the “Barton SPA”) pursuant to which Barton is to provide a sum of $25,000 (the “Barton Consideration”) to the Company in return for a convertible promissory note (the “Barton Note”) with a face amount of $27,778 (which difference in value as compared to the Barton Consideration is due to an original issue discount of $2,778), and a common stock purchase warrant (the “Barton Warrant”) exercisable for five years at an exercise price of $0.01 per share on a cash or cashless basis, to purchase up to 2,777,800 shares of the Company’s common stock, par value $0.001. In addition, and to induce Barton to enter into the Barton SPA, the Company and Barton entered into a Piggy-Back Registration Rights Agreement (the “Barton Registration Rights Agreement”) under which the Company has agreed to provide certain piggy-back registration rights under the Securities Act of 1933, as amended with respect to the common stock issuable pursuant to the Barton SPA.

The Note obligates the Company to pay by April 14, 2023 (the “Barton Maturity Date”) a principal amount of $27,778 together with interest at a rate equal to 10% per annum. The first twelve months of interest, equal to $2,778, is guaranteed and earned in full as of the effective date. Any amount of principal or interest that is not paid by the Barton Maturity Date would bear interest at the rate of 24% from the Barton Maturity Date to the date it is paid.

Barton has the right, in its discretion, at any time, to convert any outstanding and unpaid amount of the Barton Note into shares of common stock, provided that the conversion would not result in Barton beneficially owning more than 4.99% of the Company’s then outstanding common stock. Barton may convert at a per share conversion price equal to $0.01, subject to equitable adjustments for stock splits, stock dividends, combinations, recapitalizations, extraordinary distributions and similar events. Upon any conversion, all rights with respect to the portion of the Barton Note being so converted will terminate, except for the right to receive common stock or other securities, cash or other assets as provided for in the Barton Note.

The Company may, in the absence of an event of default, and with prior written notice to Barton, prepay the outstanding principal amount under the Barton Note during the initial 180 day period after the effective date by making a payment to Barton of an amount in cash equal to 115% of the outstanding principal, interest, default interest and other amounts owed. Under certain circumstances, including the occurrence of an event of default, a sale, merger or other business combination where the Company is not the survivor, or the conveyance or disposition of all or substantially all of the assets of the Company, the Company may be required to prepay in cash an amount equal to 125% of the outstanding principal, interest, default interest and other amounts owed. The Company’s wholly owned subsidiary, Pier Pharmaceuticals, Inc., provided an unlimited guarantee of the Company’s obligations under the Barton Note.

The Barton Note requires that the Company reserve the greater of (i) 4,166,700 shares of Common Stock or (ii) one and a half times the number of shares into which the Barton Note may convert. The Barton Warrant requires that the Company reserve three times the number of shares into which the Barton Warrant is at any time exercisable.

The Barton SPA includes, among other things: (1) the grant of an option to Barton to incorporate into the Barton Note any terms applicable to a subsequent issuance of a convertible note or security by the Company that are more beneficial to an investor than the terms of the Barton SPA and Barton Note are to Barton; and (2) certain registration rights by reference to the Barton Registration Rights Agreement, and the right to have any shares of common stock issued in connection with the conversion of the Barton Note or exercise of the Barton Warrant included in any Regulation A offering statement that the Company files with the Securities and Exchange Commission.

The terms of the Barton SPA, Barton Note and related documents will trigger most favored nation adjustments to certain of the Company’s outstanding notes, including, but not necessarily limited to an adjustment of the conversion prices to $0.01, generally from $0.02 per share of Common Stock and adjustment of the warrant exercise prices to $0.01, generally from $0.02 per share of Common Stock for warrants issued in connection with those same convertible notes.

Advance from Officer

On April 14, 2022, the Company’s Interim President, Interim Chief Executive Officer and Chief Scientific Officer advanced $62,800 to the Company which funds were used to pay certain accounts payable. This advance is identical in nature to several advances made in prior periods by the same officer for similar purposes.

RespireRx Pharmaceuticals Inc.

Annual Report on Form 10-K

Year Ended December 31, 2021

Exhibit Index

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of August 10, 2012, by and among Cortex Pharmaceuticals, Inc., Pier Acquisition Corp. and Pier Pharmaceuticals, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 16, 2012 (File no. 001-16467).

3.1	Second Restated Certificate of Incorporation dated May 19, 2010, incorporated by reference to the same numbered Exhibit to the Company’s Current Report on Form 8-K filed May 24, 2010 (File no. 001-16467).

3.2	Certificate of Amendment of the (Second Restated) Certificate of Incorporation of Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 18, 2014 (File no. 001-16467).

3.3	Second Certificate of Amendment of the (Second Restated) Certificate of Incorporation of Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 17, 2015 (File no. 001-16467).

3.4	Third Certificate of Amendment of the Second Restated Certificate of Incorporation of RespireRx Pharmaceuticals Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 1, 2016 (File no. 001-16467).

3.5	Fourth Certificate of Amendment of Second Restated Certificate of Incorporation of RespireRx Pharmaceuticals Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 6, 2020).

3.6	Fifth Certificate of Amendment to the Second Restated Certificate of Incorporation of RespireRx Pharmaceuticals Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on November 25, 2020.

3.7	Certificate of Designation, Preferences, Rights and Limitations of Series G 1.5% Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File no. 001-16467).

3.8	Certificate of Designation, Preferences, Rights and Limitations of Series H 2% Voting, Non-Participating, Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 13, 2020).

3.9	Amendment to Certificate of Designation, Preferences, Rights and Limitations of Series H 2% Voting, Non-Participating, Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 5, 2020).

3.10	By-Laws of the Company, as adopted March 4, 1987, and amended on October 8, 1996, incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-KSB filed October 15, 1996 (File no. 001-17951).

3.11	Certificate of Amendment of By-Laws of the Company, incorporated by reference to Exhibit 3.5 to the Company’s Report on Form 8-K filed November 15, 2007. (File no. 001-16467)

4.1	Placement Agency Agreement, dated August 24, 2007, by and between Cortex Pharmaceuticals, Inc. and JMP Securities LLC and Rodman and Renshaw, LLC, Form of Subscription Agreement and Form of Common Stock Purchase Warrant issued by Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Report on Form 8-K filed August 27, 2007 (File no. 001-16467).

4.2	Placement Agency Agreement, dated April 13, 2009, by and between the Company and Rodman & Renshaw, LLC, Form of Securities Purchase Agreement and Form of Common Stock Purchase Warrant issued by the Company, incorporated by reference to Exhibits 1.1, 1.2 and 4.1, respectively, to the Company’s Current Report on Form 8-K filed April 17, 2009 (File no. 001-16467).

4.3**	Description of Registrant’s Securities

10.1†	Cortex Pharmaceuticals, Inc. 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.94 to the Company’s Report on Form 8-K filed May 11, 2006 (File no. 001-16467).

10.2†	Form of Notice of Grant of Stock Options and Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.96 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006 (File no. 001-16467).

10.3†	Form of Incentive/Non-qualified Stock Option Agreement under the Company’s 2006 Stock Incentive Plan, incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2006 (File no. 001-16467).

10.4†	Amendment No. 1 to the Company’s 2006 Stock Incentive Plan, dated May 9, 2007, incorporated by reference to Exhibit 10.101 to the Company’s Current Report on Form 8-K filed May 15, 2007 (File no. 001-16467).

10.5†	Amendment No. 2 to the Company’s 2006 Stock Incentive Plan, effective as of June 5, 2009, incorporated by reference Exhibit 10.115 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2009 (File no. 001-16467).

10.6†	Amendment No. 3 to the Company’s 2006 Stock Incentive Plan, effective May 19, 2010, incorporated by reference to Exhibit 10.118 to the Company’s Current Report on Form 8-K filed May 24, 2010 (File no. 001-16467).

10.7	Patent License Agreement between the Company and the University of Alberta, dated as of May 9, 2007, incorporated by reference to Exhibit 10.105 to the Company’s Annual Report on Form 10-K filed March 17, 2008 (File no. 001-16467). (Portions of this Exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934).

10.8	Securities Purchase Agreement, dated July 29, 2009, by and between the Company and the Investors, including a form of Registration Rights Agreement attached as Exhibit B thereto and a form of Common Stock Purchase Warrant attached as Exhibit C thereto, incorporated by reference to Exhibit 10.114 to the Company’s Current Report on Form 8-K filed July 30, 2009 (File no. 001-16467).

10.9	Asset Purchase Agreement, dated March 15, 2011, by and between the Company and Biovail Laboratories International SRL, incorporated by reference to Exhibit 10.122 to the Company’s Quarterly Report on Form 10-Q filed May 23, 2011 (File no. 001-16467). (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.10	Patent Assignment and Option and Amended and Restated Agreement, dated June 10, 2011, between the Company and Les Laboratoires Servier, incorporated by reference to Exhibit 10.125 to the Company’s Quarterly Report on Form 10-Q filed August 18, 2011 (File no. 001-16467). (Portions of this exhibit are omitted and were filed separately with the Secretary of the Commission pursuant to the Company’s application requesting confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

10.11	Securities Purchase Agreement, dated January 15, 2010, by and between the Company and Samyang Optics Co., Ltd., including a form of Convertible Promissory Note attached as Exhibit A thereto and a form of Common Stock Purchase Warrant attached as Exhibit B thereto, incorporated by reference to Exhibit 10.116 to the Company’s Current Report on Form 8-K filed January 21, 2010 (File no. 001-16467).

10.12	Securities Purchase Agreement, dated October 20, 2011, by and between the Company and Samyang Value Partners Co., Ltd., including the Common Stock Purchase Warrant attached as Exhibit A thereto, incorporated by reference to Exhibit 10.127 to the Company’s Annual Report on Form 10-K filed March 30, 2012 (File no. 001-16467).

10.13	Securities Purchase Agreement, dated June 25, 2012, by and between the Company and Samyang Optics Co., Ltd., including a form of Secured Promissory Note attached as Exhibit A thereto, a form of Common Stock Purchase Warrant attached as Exhibit B thereto, and a form of Patent Security Agreement attached as Exhibit C thereto, incorporated by reference to Exhibit 10.129 to the Company’s Quarterly Report on Form 10-Q filed on August 16, 2012 (File no. 001-16467).

10.14	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File no. 001-16467).

10.15†	Cortex Pharmaceuticals, Inc. 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan, established March 14, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 24, 2014 (File no. 001-16467).

10.16	Exclusive License Agreement, dated as of June 27, 2014, by and between the Board of Trustees of the University of Illinois, a body corporate and politic of the State of Illinois, and Cortex Pharmaceuticals, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2014 (File no. 001-16467).

10.17	Standard Agreement for Submitting Compounds for Preclinical Pharmacological, Pharmacokinetic and Toxicological Evaluation, dated October 19, 2015, by and between the National Institute on Drug Abuse (hereinafter referred to as “NIDA”), a component of the National Institutes of Health (NIH); and Cortex Pharmaceuticals, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on January 19, 2016 (File no. 001-16467).

10.18†	Form of Non-Statutory Stock Option Award Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2014 (File no. 001-16467).

10.19†	Form of Incentive Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2014 (File no. 001-16467).

10.20†	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 23, 2014 (File no. 001-16467).

10.21	Release Agreement, dated September 2, 2014, between the Company and the Institute for the Study of Aging Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2014 (File no. 001-16467).

10.22	Form of Convertible Note and Warrant Agreement, including a form of 10% Convertible Note due September 15, 2012 attached as Exhibit A thereto and a Form of Warrant to Purchase Common Stock attached as Exhibit B thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2014 (File no. 001-16467).

10.23	Demand Promissory Note, dated June 16, 2015, held by Arnold S. Lippa on behalf of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2015 (File no. 001-16467).

10.24	Form of Demand Promissory Note, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2016 (File no. 001-16467).

10.25	Form of Warrant to Purchase Common Stock, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 3, 2016 (File no. 001-16467).

10.26†	2015 Stock and Stock Option Plan, dated June 30, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2015 (File no. 001-16467).

10.27†	Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 6, 2016 (File no. 001-16467).

10.28†	First Amendment of Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2017 (File no. 001-16467).

10.29†	Form of Non-Statutory Stock Option Award Agreement, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 8, 2015 (File no. 001-16467).

10.30†	Employment Agreement, dated August 18, 2015, between the Company and James S. J. Manuso, incorporated by reference to Exhibit 10.2 to Form 8-K filed on August 19, 2015 (File no. 001-16467).

10.31†	Employment Agreement, dated August 18, 2015, between the Company and Arnold S. Lippa, incorporated by reference to Exhibit 10.3 to Form 8-K filed on August 19, 2015 (File no. 001-16467).

10.32†	Employment Agreement, dated August 18, 2015, between the Company and Robert N. Weingarten, incorporated by reference to Exhibit 10.4 to Form 8-K filed on August 19, 2015 (File no. 001-16467).

10.33†	Employment Agreement, dated August 18, 2015, between the Company and Jeff E. Margolis, incorporated by reference to Exhibit 10.5 to Form 8-K filed on August 19, 2015 (File no. 001-16467).

10.34	Form of Second Amended and Restated Common Stock and Warrant Purchase Agreement, including a Form of Warrant to Purchase Common Stock attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 31, 2015 (File no. 001-16467).

10.35	Form of Common Stock and Warrant Purchase Agreement, including a Form of Warrant to Purchase Common Stock attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2016 (File no. 001-16467).

10.36	Form of Common Stock and Warrant Purchase Agreement, including a Form of Warrant to Purchase Common Stock attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2017 (File no. 001-16467).

10.37	Form of Common Stock and Warrant Purchase Agreement, including a Form of Warrant to Purchase Common Stock attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 16, 2017 (File no. 001-16467).

10.38	Form of Exchange Agreement, including a Form of New Warrant attached as Exhibit A thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 11, 2016 (File no. 001-16467).

10.39	Form of Exchange Agreement incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 11, 2016 (File no. 001-16467).

10.40	Form of Purchase Agreement (including a Form of Warrant) incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 5, 2017 (File no. 001-16467)

10.41	Form of Purchase Agreement (including a Form of Warrant) incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 3, 2017 (File no. 001-16467)

10.42†	Amendment No. One of the Employment Agreement of Jeff E. Margolis, effective July 1, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 20, 2017 (File no. 001-16467)

10.43	Form of Purchase Agreement (including a Form of Warrant) incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 30, 2017 (File no. 001-16467)

10.44	Form of Purchase Agreement (including a Form of Warrant) incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 3, 2017 (File no. 001-16467)

10.45†	Second Amendment of the Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 14, 2017 (File no. 001-16467)

10.46	Form of Demand Promissory Note incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 11, 2018.

10.47	Form of Note Exchange Agreement, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 6, 2018.

10.48	Form of Purchase Agreement (including a Form of Warrant), incorporated by reference to the Company’s Current Report on Form 8-K filed on September 12, 2018 (File no. 1-16467).

10.49	Development and Supply Agreement, dated September 4, 2018, between the Company and Noramco, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 16, 2018.

10.50	Form of Convertible Promissory Note (including a Form of Warrant), incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2018 (File no. 1-16467).

10.51	Form of Convertible Promissory Note (including the Form of Warrant), incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed March 5, 2019.

10.52	Securities Purchase Agreement, dated April 24, 2019, between RespireRx Pharmaceuticals Inc. and Power Up Lending Group Ltd., incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 30, 2019.

10.53	Convertible Promissory Note, dated April 24, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 30, 2019.

10.54	Securities Purchase Agreement, dated May 17, 2019, between RespireRx Pharmaceuticals Inc. and Crown Bridge Partners, LLC, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 23, 2019.

10.55	Convertible Promissory Note, dated May 17, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 23, 2019.

10.56	Common Stock Purchase Warrant, dated May 17, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 23, 2019.

10.57	Securities Purchase Agreement, dated August 19, 2019, between RespireRx Pharmaceuticals Inc. and FirstFire Global Opportunities Fund, LLC, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed August 27, 2019.

10.58	Convertible Promissory Note, dated August 19, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed August 27, 2019.

10.59	Common Stock Purchase Warrant, dated August 19, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed August 27, 2019.

10.60	Settlement Agreement and Release, dated August 21, 2019, between RespireRx Pharmaceuticals Inc. and Salamandra, LLC, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed August 27, 2019.

10.61	Securities Purchase Agreement, dated October 22, 2019, between RespireRx Pharmaceuticals Inc. and EMA Financial, LLC, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed October 28, 2019.

10.62	10% Convertible Note, dated October 22, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed October 28, 2019.

10.63	Common Stock Purchase Warrant, dated October 22, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed October 28, 2019.

10.64	Securities Purchase Agreement, dated November 4, 2019, between RespireRx Pharmaceuticals Inc. and Odyssey Funding, LLC, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed November 5, 2019.

10.65	RespireRx Pharmaceuticals Inc. 10% Convertible Redeemable Note due November 4, 2020, dated November 4, 2019, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed November 5, 2019.

10.66	First Amendment to Settlement Agreement and Release, dated as of December 16, 2019, between RespireRx Pharmaceuticals Inc. and Salamandra, LLC, incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed December 18, 2019.

10.67	Company Option Agreement, dated as of March 2, 2020, by and between the UWM Research Foundation, Inc. and RespireRx Pharmaceuticals Inc. (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed March 4, 2020).

10.68	Form of Exchange Agreement (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed March 26, 2020).

10.69	Securities Purchase Agreement, dated April 15, 2020, between RespireRx Pharmaceuticals Inc. and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 21, 2020).

10.70	Convertible Promissory Note, dated April 15, 2020, in favor of Power Up Lending Group Ltd. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 21, 2020).

10.71	Securities Purchase Agreement, dated June 7, 2020, between RespireRx Pharmaceuticals Inc. and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on June 11, 2020).

10.72	Convertible Promissory Note, dated June 7, 2020, in favor of Power Up Lending Group Ltd. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on June 11, 2020).

10.73†	Employment Agreement, dated May 6, 2020, between RespireRx Pharmaceuticals Inc. and Timothy Jones (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 6, 2020).

10.74†	Amendment No. 1 to Employment Agreement of Timothy Jones, effective July 31, 2020 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.75†	Fourth Amendment of Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan (incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 6, 2020).

10.76†	Fifth Amendment of Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan (incorporated by reference to Exhibit 99.14 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.77	Securities Purchase Agreement, dated July 2, 2020, between RespireRx Pharmaceuticals Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 7, 2020).

10.78	Convertible Promissory Note, dated July 2, 2020, in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 7, 2020).

10.79	Common Stock Purchase Warrant, dated July 2, 2020, in favor of FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 7, 2020).

10.80†	Exchange Agreement, dated July 13, 2020, between RespireRx Pharmaceuticals Inc. and Jeff Eliot Margolis (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 13, 2020).

10.81†	Exchange Agreement, dated July 13, 2020, between RespireRx Pharmaceuticals Inc. and Arnold S. Lippa (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 13, 2020).

10.82	Equity Purchase Agreement, dated July 28, 2020, between RespireRx Pharmaceuticals Inc. and White Lion Capital, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.83	Registration Rights Agreement, dated July 28, 2020, between RespireRx Pharmaceuticals Inc. and White Lion Capital, LLC (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.84	8% Fixed Promissory Note, dated July 28, 2020 in favor of White Lion Capital, LLC (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.85	Amendment No. 1 to 8% Fixed Promissory Note in favor of White Lion Capital, LLC, dated September 30, 2020 (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 5, 2020).

10.86†	Amendment No. 1 to Employment Agreement of Timothy Jones, effective July 31, 2020 (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.87†	Fifth Amendment of Amended and Restated RespireRx Pharmaceuticals Inc. 2015 Stock and Stock Option Plan (incorporated by reference to Exhibit 99.14 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 3, 2020).

10.88	Patent License Agreement, dated as of August 1, 2020, between RespireRx Pharmaceuticals Inc. and the University of Wisconsin-Milwaukee Research Foundation, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 4, 2020).

10.89	Securities Purchase Agreement, dated July 30, 2020, between RespireRx Pharmaceuticals Inc. and EMA Financial, LLC (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 4, 2020).

10.90	10% Convertible Note, dated July 30, 2020, in favor of EMA Financial, LLC (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 4, 2020).

10.91	Common Stock Purchase Warrant, dated July 30, 2020, in favor of EMA Financial, LLC (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on August 4, 2020).

10.92†	Exchange Agreement, dated September 30, 2020, between RespireRx Pharmaceuticals Inc. and Timothy Jones (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 5, 2020).

10.93†	Exchange Agreement, dated September 30, 2020, between RespireRx Pharmaceuticals Inc. and Jeff Eliot Margolis (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 5, 2020).

10.94†	Exchange Agreement, dated September 30, 2020, between RespireRx Pharmaceuticals Inc. and Arnold S. Lippa (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 5, 2020).

10.95†	Exchange Agreement, dated September 30, 2020, between RespireRx Pharmaceuticals Inc. and Marc Radin PC (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 5, 2020).

10.96†	Exchange Agreement, dated September 30, 2020, between RespireRx Pharmaceuticals Inc. and Patent Network Law Group (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 5, 2020).

10.97	Waiver and Amendment to Convertible Promissory Note, dated January 13, 2021, by and between RespireRx Pharmaceuticals Inc. and FirstFire Global Opportunities Fund LLC (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed January 20, 2021).

10.98	Waiver with Respect to 8% Fixed Promissory Note, dated January 13, 2021, by and between RespireRx Pharmaceuticals Inc. and White Lion Capital, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed January 20, 2021).

10.99	Securities Purchase Agreement, dated February 17, 2021, between RespireRx Pharmaceuticals Inc. and FirstFire Global Opportunities Fund, LLC. (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed February 19, 2021).

10.100	Piggy-Back Registration Rights Agreement, dated February 17, 2021, between RespireRx Pharmaceuticals Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed February 19, 2021).

10.101	Convertible Promissory Note, dated February 17, 2021 (incorporated by reference to the Company’s Current Report on Form 8-K (file no. 1-16467) filed February 19, 2021).

10.102	Amendment No. 1 to Convertible Promissory Note, FirstFire Global Opportunities Fund, LLC (incorporated by reference to the Company’s Current Report of Form 8-K (file no. 1-16467) filed November 23, 2021).

10.103	Securities Purchase Agreement, dated March 31, 2021, between RespireRx Pharmaceuticals Inc. and EMA Financial, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 5, 2021).

10.104	Piggy-Back Registration Rights Agreement, dated March 31, 2021, between RespireRx Pharmaceuticals Inc. and EMA Financial, LLC (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 5, 2021).

10.105	10% Convertible Note, dated March 31, 2021, in favor of EMA Financial, LLC (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 5, 2021).

10.106	Common Stock Purchase Warrant, dated March 31, 2021, in favor of EMA Financial, LLC (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on April 5, 2021).

10.107	Securities Purchase Agreement, dated April 30, 2021, between RespireRx Pharmaceuticals Inc. and Labrys Fund, L.P. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 3, 2021).

10.108	Piggy-Back Registration Rights Agreement, dated April 30, 2021, between RespireRx Pharmaceuticals Inc. and Labrys Fund, L.P. (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 3, 2021).

10.109	10% Convertible Note, dated April 30, 2021, in favor of Labrys Fund, L.P. (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 3, 2021).

10.110	Common Stock Purchase Warrant, dated April 30, 2021, in favor of Labrys Fund, L.P. (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 3, 2021).

10.111	Securities Purchase Agreement, dated May 10, 2021, between RespireRx Pharmaceuticals Inc. and LGH Investments, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 14, 2021).

10.112	Piggy-Back Registration Rights Agreement, dated May 10, 2021, between RespireRx Pharmaceuticals Inc. and LGH Investments, LLC (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 14, 2021).

10.113	10% Convertible Note, dated May 10, 2021, in favor of LGH Investments, LLC (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 14, 2021).

10.114	Common Stock Purchase Warrant, dated May 10, 2021, in favor of LGH Investments, LLC (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on May 14, 2021).

10.115	Securities Purchase Agreement, dated June 29, 2021, between RespireRx Pharmaceuticals Inc. and EMA Financial, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 6, 2021).

10.116	Piggy-Back Registration Rights Agreement, dated June 29, 2021, between RespireRx Pharmaceuticals Inc. and EMA Financial, LLC (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed July 6, 2021).

10.117	10% Convertible Note, dated June 29, 2021, in favor of EMA Financial, LLC (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 6, 2021).

10.118	Common Stock Purchase Warrant, dated June 29, 2021, in favor of EMA Financial, LLC (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 6, 2021).

10.119	Exchange Agreement, dated June 28, 2021, between RespireRx Pharmaceuticals Inc. and EMA Financial, LLC (incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 6, 2021).

10.120	Common Stock Purchase Warrant, dated June 28, 2021, in favor of EMA Financial, LLC (incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 6, 2021).

10.121	Exchange Agreement, dated June 30, 2021, between RespireRx Pharmaceuticals Inc. and FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 99.8 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 6, 2021).

10.122	Common Stock Purchase Warrant, dated June 30, 2021, in favor of FirstFire Global Opportunities Fund LLC (incorporated by reference to Exhibit 99.9 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on July 6, 2021).

10.123	Securities Purchase Agreement, dated August 31, 2021, between RespireRx Pharmaceuticals Inc. and Barton Asset Management LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on September 3, 2021).

10.124	Piggy-Back Registration Rights Agreement, dated August 31, 2021, between RespireRx Pharmaceuticals Inc. and Barton Asset Management LLC (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on September 3, 2021).

10.125	10% Convertible Note, dated August 31, 2021 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on September 3, 2021).

10.126	Common Stock Purchase Warrant, dated August 31, 2021 (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on September 3, 2021).

10.127	Securities Purchase Agreement, dated October 7, 2021, between RespireRx Pharmaceuticals Inc. and Dariusz Nasiek and Sara Nasiek JTTEN (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 12, 2021).

10.128	Piggy-Back Registration Rights Agreement, dated October 7, 2021, between RespireRx Pharmaceuticals Inc. and Dariusz Nasiek and Sara Nasiek JTTEN (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 12, 2021).

10.129	10% Convertible Note, dated October 7, 2021 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 12, 2021).

10.130	Common Stock Purchase Warrant, dated October 7, 2021 (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 12, 2021).

10.131	Settlement Agreement, dated September 14, 2021, between RespireRx Pharmaceuticals Inc. and DNA Healthlink, Inc. (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on September 20, 2021).

10.132	Securities Purchase Agreement, dated October 7, 2021, between RespireRx Pharmaceuticals Inc. and Dariusz Nasiek and Sara Nasiek JTTEN (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 12, 2021).

10.133	Piggy-Back Registration Rights Agreement, dated October 7, 2021, between RespireRx Pharmaceuticals Inc. and Dariusz Nasiek and Sara Nasiek JTTEN (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 12, 2021).

10.134	10% Convertible Note, dated October 7, 2021 (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 12, 2021).

10.135	Common Stock Purchase Warrant, dated October 7, 2021 (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on October 12, 2021).

10.136	Form of Placement Agent’s Warrant Agreement (contained in Appendix A of Exhibit 1.2)

10.137	Amendment No. 1 To Convertible Promissory Note in favor of FirstFire Global Opportunities Fund LLC dated November 23, 2021, effective as of November 17, 2021 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on November 23, 2021).

10.138	Amendment No. 3 To 8% Fixed Promissory Note in favor of White Lion Capital LLC dated December 14, 2021, effective as of December 1, 2021(incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on December 14, 2021).

10.139	Note Purchase Agreement, dated December 23, 2021, between RespireRx Pharmaceuticals Inc. and Quick Capital, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on December 23, 2021).

10.140	Convertible Promissory Note, dated December 23, 2021 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on December 23, 2021).

10.141	Amendment No. 1 To Securities Purchase Agreement in favor of FirstFire Global Opportunities Fund LLC, dated March 24, 2022, effective as of February 17, 2022 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed March 28, 2022).

10.142	Amendment No. 2 To Convertible Promissory Note, dated March 24, 2022, effective as of February 17, 2022 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on March 28, 2022).

10.143†	Employment Agreement Termination and Separation Agreement, dated February 8, 2021, effective as of January 31, 2021 between Timothy L. Jones and RespireRx Pharmaceuticals Inc. incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (file no. 001-16467) filed on February 11, 2021).

10.144**	Securities Purchase Agreement dated April 14, 2022, between RespireRx Pharmaceuticals Inc. and Barton Asset Management LLC.

10.145**	Piggy-back Registration Rights Agreement dated April 14, 2022 between RespireRx Pharmaceuticals Inc. and Barton Asset Management LLC.

10.146**	Promissory Note dated, April 14, 2022.

10.147**	Common Stock Purchase Warrant, dated April 14, 2022.

21**	Subsidiaries of the Registrant.

23.1**	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.

24**	Power of Attorney (included as part of the signature page of this Annual Report on Form 10-K).

31.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS**	Inline XBRL Instance Document.

101.SCH**	Inline XBRL Taxonomy Extension Schema Document.

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.
**	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESPIRERX PHARMACEUTICALS INC.

Date: April 15, 2022	By:	/s/ Arnold S. Lippa
Arnold S. Lippa
Interim President, Interim Chief Executive Officer, and Director, Chief Scientific Officer, Chairman of the Board of Directors

We, the undersigned directors and officers of RespireRx Pharmaceuticals Inc., do hereby constitute and appoint each of Arnold L. Lippa, and Jeff E. Margolis as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnold S. Lippa, Ph.D	Interim President, Interim Chief Executive Officer, Chief Scientific Officer and Executive Chairman of the Board of Directors	April 15, 2022
Arnold S. Lippa, Ph.D.

/s/ Jeff E. Margolis	Senior Vice President, Chief Financial Officer, Treasurer, Secretary and Member of the Board of Directors	April 15, 2022
Jeff E. Margolis

/s/ Kathryn MacFarlane	Director	April 15, 2022
Kathryn MacFarlane

