Form 10-Q
period 2022-03-31
RespireRx Pharmaceuticals Inc.
filed 2022-05-23
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☒

As of May 18, 2022, the Company had 102,774,276, shares of common stock, $0.001 par value, issued and outstanding.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

In this Quarterly Report on Form 10-Q, the terms “RespireRx,” the “Company,” “we,” “us” and “our” refer to RespireRx Pharmaceuticals Inc. a Delaware corporation, and, unless the context indicates otherwise, its consolidated subsidiaries.

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of RespireRx Pharmaceuticals Inc., referred to herein as our “Q1 2022 Quarterly Report” (“RespireRx” and together with RespireRx’s wholly owned subsidiary, Pier Pharmaceuticals, Inc. (“Pier”), the “Company,” “we,” or “our,” unless the context indicates otherwise) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbor created thereby. These might include statements regarding the Company’s future plans, targets, estimates, assumptions, financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about research and development efforts, including, but not limited to, preclinical and clinical research design, execution, timing, costs and results, future product demand, supply, manufacturing, costs, marketing and pricing factors.

In some cases, forward-looking statements may be identified by words including “assumes,” “could,” “ongoing,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “contemplates,” “targets,” “continues,” “budgets,” “may,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words, and such statements may include, but are not limited to, statements regarding (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of the Company’s products candidates, (iv) reorganization plans, and (v) the need for, and availability of, additional financing. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Q1 2022 Quarterly Report.

These factors include but are not limited to, regulatory policies or changes thereto, available cash, research and development results, issuance of patents, competition from other similar businesses, interest of third parties in collaborations with us, and market and general economic factors, and other risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on April 15, 2022 (the “2021 Form 10-K”) and as may be included in this Q1 2022 Quarterly Report.

You should read these risk factors and the other cautionary statements made in the Company’s filings as being applicable to all related forward-looking statements wherever they appear in this Q1 2022 Quarterly Report. We cannot assure you that the forward-looking statements in this Q1 2022 Quarterly Report or in our 2021 Annual Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Q1 2022 Quarterly Report completely. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

We caution investors not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in this Q1 2022 Quarterly Report and our 2021 Annual Report, as well as others that we may consider immaterial or do not anticipate at this time. These forward-looking statements are based on assumptions regarding the Company’s business and technology, which involve judgments with respect to, among other things, future scientific, economic, regulatory and competitive conditions, collaborations with third parties, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties, including those described in this Q1 2022 Quarterly Report and our 2021 Annual Report. These risks and uncertainties are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.

Forward-looking statements speak only as of the date they are made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Current assets:
Cash and cash equivalents	$252	$1,398
Deferred financing costs	-	177,883
Prepaid expenses	103,079	29,456

Total current assets	103,331	208,737

Total assets	$103,331	$208,737

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including amounts owed to related parties (Note 5)	$5,479,486	$5,235,767
Accrued compensation and related expenses	2,788,508	2,608,708
Convertible notes payable, currently due and payable on demand, including accrued interest of $181,219 and $151,391 at March 31, 2022 and December 31, 2021, respectively (Note 4)	1,029,764	790,153
Note payable to SY Corporation, including accrued interest of $472,186 and $459,358 at March 31, 2022 and December 31, 2021, respectively, payment obligation currently in default (Note 4)	832,496	837,104
Notes and advances payable to officers, including accrued interest (Note 4)	255,681	230,356
Notes payable to former officer, including accrued interest (Note 4)	210,282	205,222
Other short-term notes payable	111,035	15,185

Total current liabilities	10,707,252	9,922,495

Long-term liabilities
Long-term accounts payable associated with payment settlement agreements, including long-term accounts payable due to affiliates of $264,000 and $294,000 at March 31, 2022 and December 31, 2021, respectively (Note 5)	264,000	294,000

Total long-term liabilities	264,000	294,000

Total liabilities	10,971,252	10,216,495

Commitments and contingencies (Note 8)

Stockholders’ deficiency: (Note 6)
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.000030 common shares per Series B share: 1	21,703	21,703
Common stock, $0.001 par value; shares authorized: 2,000,000,000; shares issued and outstanding: 97,894,276 outstanding at March 31, 2022 and at December 31, 2021, respectively	97,894	97,894
Additional paid-in capital	163,827,781	163,827,781
Accumulated deficit	(174,815,299)	(173,955,136)

Total stockholders’ deficiency	(10,867,921)	(10,007,758)

Total liabilities and stockholders’ deficiency	$103,331	$208,737

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-months Ended March 31,
	2022	2021

Operating expenses:
General and administrative	$495,793	$645,376
Research and development	121,159	154,764

Total operating costs and expenses	$616,952	$800,140

Loss from operations	(616,952)	(800,140)
Interest expense, including related parties	(259,647)	(79,470)
Foreign currency transaction gain	16,436	29,361

Net loss attributable to common stockholders	$(860,163)	$(850,249)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	97,894,276	78,148,365

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three-months Ended March 31, 2022

	Series B
	Convertible
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance, December 31, 2021	37,500	$21,703	97,894,276	$97,894	$163,827,781	$(173,955,136)	$(10,007,758)
Net loss	-	-	-	-	-	(860,163)	(860,163)
Balance, March 31, 2022	37,500	$21,703	97,894,276	$97,894	$163,827,781	$(174,815,299)	$(10,867,921)

Three-months Ended March 31, 2021

	Series B
	Convertible
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance, December 31, 2020	37,500	$21,703	71,271,095	$71,271	$162,654,002	$(170,810,296)	$(8,063,320)
Sale of common stock	-	-	3,600,000	3,600	113,699	-	117,299
Costs of stock issuance	-	-		-	(52,609)	-	(52,609)
Issuance of note commitment shares and beneficial conversion feature	-	-	2,000,000	2,000	95,500	-	97,500
Issuance of common stock upon conversion of convertible notes	-	-	12,625,557	12,626	239,885	-	252,511
Stock -based compensation	-	-	-	-	44,250		44,250
Deferred financing costs	-	-	-	-	(52,609)	-	(52,609)
Adjustment due to reverse stock split	-	-	(56)	-	-	-	-
Net loss	-	-	-	-	-	(850,249)	(850,249)
Balance, March 31, 2021	37,500	$21,703	89,496,596	$89,497	$163,094,727	$(171,660,545)	$(8,454,618)

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three-months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(860,163)	$(850,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount, capitalized note costs and debt discounts to interest expense	209,772	49,866
Stock-based compensation included in -
General and administrative expenses	-	28,000
Research and development expenses	-	16,250
Foreign currency transaction (gain) loss	(16,436)	(29,361)
Changes in operating assets and liabilities:
(Increase) decrease in -
Deferred financing costs	177,883
Prepaid expenses	22,227	(68,627)
Fees paid with shares of Common Stock	-	4,000
Increase (decrease) in -
Accounts payable and accrued expenses	243,719	143,036
Accrued compensation and related expenses	179,800	393,300
Long-term liabilities	(30,000)	-
Accrued interest payable	50,065	26,924
Net cash used in operating activities	(23,133)	(286,861)

Cash flows from financing activities:
Proceeds from convertible note financing, net of note costs and original issue discount	-	97,500
Borrowings on short-term notes payable	-	81,584
Proceeds from sale of Common Stock	-	117,299
Proceeds from or repayment of officer advance	21,987	(5,000)
Net cash provided by financing activities	21,987	291,383

Cash and cash equivalents:
Net increase/(decrease)	(1,146)	4,522
Balance at beginning of period	1,398	825
Balance at end of period	$252	$5,347

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Three-months Ended March 31,
	2022	2021

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$1,712	$410
Income taxes	$-	$-

Non-cash financing activities:
Amortization of deferred financing costs	$-	$52,609
Insurance policies	95,850	-
Debt discounts established for convertible debt	$-	$97,500
Issuance of common stock in exchange for extinguishment of convertible notes payable	$-	$252,511
Issuance of common stock as commitment for convertible note	$-	$100,000

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

Basis of Presentation

The condensed consolidated financial statements are of RespireRx and its wholly-owned subsidiary, Pier (collectively referred to herein as the “Company,” “we” or “our,” unless the context indicates otherwise). The condensed consolidated financial statements of the Company at March 31, 2022 and for the three-months ended March 31, 2022 and 2021, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the condensed consolidated financial position of the Company, the condensed results of operations, condensed changes in stockholders’ deficiency and condensed changes in cash flows as of and for the periods ended March 31, 2022 and 2021. Condensed consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2021 has been derived from the Company’s audited consolidated financial statements at such date.

The condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on April 15, 2022 (“2021 Form 10-K”).

2. Business

The mission of the Company is to develop innovative and revolutionary treatments to combat disorders caused by disruption of neuronal signaling. We are developing treatment options that address conditions affecting millions of people, but for which there are limited or poor treatment options, including OSA, attention deficit hyperactivity disorder (“ADHD”), epilepsy, acute and chronic pain, including inflammatory and neuropathic pain, recovery from spinal cord injury (“SCI”) and certain orphan disorders. We are also considering developing treatment options for other conditions based on results of preclinical and clinical studies to date.

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

Management intends to organize our ResolutionRx and EndeavourRx business units into two subsidiaries: (i) a ResolutionRx subsidiary, into which we would contribute our pharmaceutical cannabinoid platform and its related tangible and intangible assets and certain of its liabilities and (ii) an EndeavourRx subsidiary, into which we would contribute our neuromodulator platform, including either or both of the AMPAkine and GABAkine programs and their related tangible and intangible assets and certain of their liabilities.

Management believes that there are advantages to separating these platforms formally into newly formed subsidiaries, including but not limited to optimizing their asset values through separate financing channels and making them more attractive for capital raising as well as for strategic transactions.

The Company is also engaged in business development efforts (licensing, sub-licensing, joint venture and other commercial structures) with a view to securing strategic partnerships that represent strategic and operational infrastructure additions, as well as cash and in-kind funding opportunities. These efforts have focused on, but have not been limited to, transacting with brand and generic pharmaceutical and biopharmaceutical companies as well as companies with potentially useful clinical development, formulation or manufacturing capabilities, significant subject matter expertise and financial resources. No assurance can be given that any transaction will come to fruition and that, if it does, the terms will be favorable to the Company.

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

The Company filed a Form 1-A which included an offering circular that was qualified by The Securities and Exchange Commission on December 13, 2021 and subsequently amended. The offering is of the Company’s common stock and is up to $7.5 million at $0.02 per share and allows for multiple closings until October 31, 2023 unless earlier terminated by the Company. As of March 31, 2022, no closings had taken place, the Company’s stock price had been below the offering price and unless our stock price increases in the future, it would be unlikely that this particular offering will provide significant, if any, new funds.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $860,163 for the three-months ended March 31, 2022 and a net loss attributable to commons shareholders of $3,144,840, and after accounting for deemed dividends, a total net loss of $3,522,882 for the fiscal year ended December 31, 2021, as well as negative operating cash flows of $23,133 for the three-months ended March 31, 2022 and $956,172 for the fiscal year ended December 31, 2021. The Company also had a stockholders’ deficiency of $10,867,921 at March 31, 2022 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. Additionally, all of the Company’s convertible notes have maturity dates within one year and must be paid, converted or otherwise have maturity dates extended in order to avoid a default on such convertible notes. In addition, the Company’s obligation to the University of Illinois of $100,000 that was due on December 31, 2021, was extended to and is due on May 31, 2022. The Company is currently in discussions with the University of Illinois to further extend the due date. In the past, the Company has been successful in getting maturity dates extended or having convertible note holders repaid via conversion. In addition, the Company has been successful in having license payment due dates extended and then meeting the payment obligations on such extended dates or further extended dates. There can be no assurance that the Company will remain successful in those efforts. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2021, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Deferred Financing Costs

Costs incurred in connection with ongoing debt and equity financings, including legal fees, are deferred until the related financing is either completed or abandoned or are unlikely to be completed.

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

Prepaid Insurance

Prepaid insurance represents the premium due in March 2022 for directors and officers insurance. The amounts of prepaid insurance amortizable in the ensuing twelve-month period are recorded as prepaid insurance in the Company’s consolidated balance sheet at each reporting date and amortized to the Company’s consolidated statement of operations for each reporting period.

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

There were no stock or stock option grants during the three-months ended March 31, 2022.

The Company recognizes the amortized value of stock-based payments in general and administrative costs and in research and development costs, as appropriate, in the Company’s condensed consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option and warrant exercises. There were no stock options exercised during the three-months ended March 31, 2022 and 2021, respectively.

There were no warrants issued as compensation or for services during the three-months ended March 31, 2022 and 2021. Warrants, if issued for services, are typically issued to placement agents or brokers for fund raising services, or to lenders, and are not issued from any of the Company’s stock and option plans, from which options issued to non-employees for services are typically issued.

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

As of March 31, 2022, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of March 31, 2022, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Research and Development

Research and development costs include compensation paid to management directing the Company’s research and development activities, including but not limited to compensation paid to our Chief Scientific Officer who is also our Executive Chairman, our Interim President and our Interim Chief Executive Officer, and fees paid to consultants and outside service providers and organizations (including research institutes at universities), and other expenses relating to the acquisition, design, development and clinical testing of the Company’s treatments and product candidates.

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

At March 31, 2022 and 2021 the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	March 31,
	2022	2021
Series B convertible preferred stock	1	1
Convertible notes payable	49,287,033	6,674,704
Common stock warrants	66,345,298	28,800,757
Common stock options	9,266,868	7,112,907
Total	124,899,200	13,301,469

Reclassifications

Certain comparative figures in 2021 have been reclassified to conform to the current quarter’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

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

4. Notes Payable

Convertible Notes Payable

The Company periodically issues convertible notes with similar characteristics. As described in the table below, during the three-months ended March 31, 2022, there were nine such notes outstanding. Notes all have a fixed conversion price of $0.02 per share of Common Stock, subject to adjustment in certain circumstances. An adjustment to $0.01 per share of Common Stock was made on April 14, 2022 pursuant to the “most favored nation clauses” of such notes upon the issuance of a similar convertible note, but with a $0.01 per share of Common Stock conversion price. See Note 9. Subsequent Events. All, but one of the notes had an annual interest rate of 10% which was guaranteed in full. The note that did not have a 10% annual interest rate had an 8% rate. The convertible notes had an original issue discount (“OID”), certain notes had debt issuance costs (“DIC”) that were capitalized by the Company, a warrant (“WT”) or commitment shares (“CS”) and in seven cases a beneficial conversion feature (“BCF”). The OID, CN, WTs, CSs and BCF allocated values are amortized over the life of the notes to interest expense. All notes mature or matured nine to fifteen months from their issuance date. All notes were prepayable by the Company during the first six months, subject to prepayment premiums that range from 100% to 115% of the maturity amount plus accrued interest. If not earlier paid, the notes are convertible by the holder into the Company’s Common Stock.

The table below summarizes the convertible notes outstanding during the three months ended and as of March 31, 2022. There were no repayments by conversion during the three-months ended March 31, 2022, however there was one partial conversion in April 2022 (see also Note 9. Subsequent Events):

Inception Date	Maturity date	Original Principal Amount	Interest rate	Original aggregate DIC, OID, Wts, CS and BCF	Cumulative amortization of DIC, OID, Wts, CS and BCF	Accrued coupon interest	Repayment by conversion	Balance sheet carrying amount at March 31, 2022 inclusive of accrued interest

July 28, 2020	June 30, 2022	$53,000	8.00%	$(13,000)	$10,736	$7,413	$(25,000)	$33,149
February 17, 2021	June 17, 2022	112,000	10.00%	(112,000)	112,000	9,485	(80,000)	41,485
April 1, 2021	July 31, 2022	112,500	10.00%	(112,500)	112,500	11,250	-	123,750
May 3, 2021	July 31, 2022	150,000	10.00%	(150,000)	137,671	13,767	-	151,438
May 10, 2021	August 10, 2022	150,000	10.00%	(150,000)	133,562	13,356	-	146,918
June 30, 2021	June 29, 2022	115,000	10.00%	(115,000)	86,644	8,664	-	95,308
August 31, 2021	August 31, 2022	115,000	10.00%	(109,675)	63,702	6,679	-	75,706
October 7, 2021	October 7, 2022	115,000	10.00%	(96,705)	46,365	5,514	-	70,174
December 23, 2021	June 21, 2022	87,000	10.00%	(36,301)	26,046	2,336	-	79,081

Total		$1,009,500		$(895,181)	$729,226	$78,464	$(105,000)	$817,009

In addition to what appears in the table above, there is outstanding accrued interest of $2,747 from a prior floating rate convertible note that has not been paid in cash or by conversion as of March 31, 2022.

On April 14, 2022, the Company issued a convertible note and related warrants to an investor with a maturity amount of $25,000, bearing interest at 10% per annum, maturing on April 14, 2023, convertible at $0.01 per share of common stock. A warrant is exercisable into 2,777,800 shares of Common Stock for a term of five years. The issuance triggered most-favored-nation (“MFN”) clauses in certain convertible notes in the above table. See Note 9. Subsequent Events in the notes to our condensed consolidated financial statements as of March 31, 2022 for a more detailed description of this transaction and the effect of the MFN.

On December 31, 2018 and January 2, 2019, the Company issued convertible notes to a single investor totaling $35,000 of maturity amount with accrued interest of $12,785 as of March 31, 2022. The number of shares of common stock (or preferred stock) into which these notes may convert is not determinable. The warrants to purchase 19,000 shares of common stock issued in connection with the sale of these notes and other convertible notes issued December 2018 and March 2019 are exercisable at a fixed price of $15.00 per share of common stock, provide no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events and expire on December 30, 2023.

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

The remaining outstanding Original Convertible Notes (including those for which default notices have been received) consist of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Principal amount of notes payable	$75,000	$75,000
Accrued interest payable	87,221	80,961
	$162,221	$155,961

As of March 31, 2022, principal and accrued interest on the Original Convertible Note that is subject to a default notice accrues annual interest at 12% instead of 10%, totaled $58,311, of which $34,357 was accrued interest. As of December 31, 2021, principal and accrued interest on Original Convertible Notes subject to default notices totaled $57,084 of which $32,085 was accrued interest.

As of March 31, 2022 all of the outstanding Original Convertible Notes, inclusive of accrued interest, were convertible into an aggregate of 1,412 shares of the Company’s common stock at a conversion price of approximately $114 per share of Common Stock. Such Original Convertible Notes will continue to accrue interest until exchanged, paid or otherwise discharged. There can be no assurance that any of the additional holders of the remaining Original Convertible Notes will exchange their Original Convertible Notes.

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars as of that date) from and executed a secured note payable to SY Corporation Co., Ltd., (“SY Corporation”). The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in default, although SY Corporation has not issued a notice of default or a demand for repayment. Management believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the three-months ended March 31, 2022, there were no further communications between the Company and SY Corporation.

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

The note payable to SY Corporation consists of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	471,186	459,358
Foreign currency transaction adjustment	(38,464)	(22,028)
	$832,496	$837,104

Interest expense with respect to this promissory note was $11,829 for the three-months ended March 31, 2022 and 2021, respectively.

Notes Payable to Officers and Former Officers

For the three-months ended March 31, 2022 and 2021, $3,338 and $3,034 was charged to interest expense with respect to Dr. Arnold S. Lippa’s notes, respectively.

In addition, Dr. Lippa periodically makes advances to the Company which are re-payable upon demand, do not accrue interest and are included in the total of notes payable to Officers.

For the three-months ended March 31, 2022 and 2021, $5,060 and $4,600, respectively, was charged to interest expense with respect to former executive officer, Dr. James S. Manuso’s notes.

Other Short-Term Notes Payable

Other short-term notes payable at March 31, 2022 and December 31, 2021 consisted of premium financing agreements with respect to various insurance policies. At March 31, 2022, a premium financing agreement was payable in the initial amount of $85,457 (after payment of a deposit of $21,364), with interest at 11% per annum, in nine monthly installments of $9,971. In addition, there is $4,214 of short-term financing of office and clinical trials insurance premiums. At March 31, 2022 and December 31, 2021, the aggregate amount of the short-term notes payable was $111,035 and $15,185 respectively.

5. Settlement and Payment Agreements

On April 29, 2021, RespireRx agreed to a payment and settlement agreement with the University of California Innovation and Entrepreneurship to a payment schedule with respect to accounts payable in an amount that was not in dispute and is reflected in accounts payable and accrued expenses in the Company’s condensed consolidated financial statements as of March 31, 2022. The total amount due is $234,657. The agreed payment schedule is for the Company to pay $10,000 on each of July 1, 2021, September 1, 2021, November 1, 2021, January 1, 2022 and March 31, 2022. If RespireRx pays an aggregate of $175,000 on or before March 31, 2022, the amounts will be considered paid in full with no further amounts due. RespireRx has not made any payments after the September, 2021 payment. If an aggregate of $175,000 had not been paid by March 31, 2022, the remaining unpaid amount up to an aggregate of the original amount of $234,657 would be due and payable and is recorded in accounts payable at March 31, 2022.

On February 21, 2020, Sharp Clinical Services, Inc. (“Sharp”), a vendor of the Company, filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County related to a December 16, 2019 demand for payment of past due invoices inclusive of late fees totaling $103,890. On May 29, 2020, a default was entered against the Company, and on September 4, 2020, a final judgment was entered against the Company in the amount of $104,217. On March 3, 2021, we executed a settlement agreement with Sharp (the “Sharp Settlement Agreement”), and on March 9, 2021, Sharp requested of the Bergen (NJ) County Sheriff, the return of the Writ of Execution which resulted in a release of the lien in favor of Sharp. The Sharp Settlement Agreement calls for a payment schedule of ten $10,000 payments due on April 1, 2021 and every other month thereafter, and permitted early settlement at $75,000 if the Company had paid Sharp that lower total by August 1, 2021, but the Company did not pay Sharp that lower amount by that date. The Company has recorded a liability to Sharp of $53,568 as of March 31, 2022 after payments totaling $30,000 pursuant to the Sharp Settlement Agreement. The Company has not made the October 1, 2021, December 1, 2021 and February 1, 2022 payments that were due. On March 3, 2022, Company counsel received a default notice from counsel to Sharp with respect to the Sharp Settlement Agreement and that Sharp may exercise its remedies. Company counsel has communicated with counsel to Sharp. On March 28, 2022, one of the Company’s bank accounts was debited for the benefit of Sharp $415 inclusive of fees about which the Company is seeking additional information but which the Company believes indicates that either a new Writ of Execution was established or the original writ was re-established.

By letter dated February 5, 2016, the Company received a demand from a law firm representing Salamandra, LLC (“Salamandra”) alleging an amount due and owing for unpaid services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded Salamandra the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted Salamandra attorneys’ fees and costs of $47,937. All such amounts have been accrued as of March 31, 2022, including accrued interest at 4.5% annually from February 26, 2018, the date of the judgment, through March 31, 2022, totaling $33,742. The Company had previously entered into a settlement agreement with Salamandra that is no longer in effect. The Company has approached Salamandra seeking to negotiate a new settlement agreement. A lien with respect to the amounts owed is in effect.

On February 23, 2021 our bank received two New Jersey Superior Court Levies totaling $320,911 related to amounts owed to two vendors (Sharp and Salamandra as defined above) which amounts were not in dispute, debited our accounts and restricted access to those accounts. Our accounts were debited for $1,559 on February 23, 2021 which represented all of the cash in our accounts on that date.

On September 14, 2021, the Company and DNA Healthlink, Inc. (“DNA Healthlink”) entered into a settlement agreement (the “ DNA Healthlink Settlement Agreement”) regarding $410,000 in unpaid accounts payable owed by the Company to DNA Healthlink (the “DNA Healthlink Settlement Amount”) for services provided by DNA Healthlink to the Company pursuant to an agreement by and between the Company and DNA Healthlink dated October 15, 2014. Under the terms of the DNA Healthlink Settlement Agreement, the Company is obligated to pay to DNA Healthlink the full DNA Healthlink Settlement Amount as follows: twelve monthly payments of $8,000 each commencing on November 15, 2021, followed by twelve monthly payments of $10,000 each commencing on November 15, 2022, followed by twelve monthly payments of $15,000 each commencing on November 15, 2023, followed by one final payment of $14,000 on November 15, 2024. If, prior to March 14, 2023, the Company receives one or more upfront license fee payments or any other similar fee or fees from one or more strategic partners that aggregate at least fifteen million dollars ($15,000,000) (“Upfront Fees”), then the full DNA Healthlink Settlement Amount, less any amounts previously paid, will be accelerated and become due and payable in full within ninety (90) days of receipt of any Upfront Fees. As a result of the DNA Healthlink Settlement Agreement, the Company recorded a gain with respect to vendor settlements of $62,548 for the fiscal year ended December 31, 2021. The Company made payments of $8,000 in November 2021 and December 2021, but has not made payments in January through March 2022.

An annual obligation payable to the University of Illinois of $100,000 that was originally due on December 31, 2021 pursuant to the 2014 License Agreement was extended to May 31, 2022.

By email dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and payable for investment banking services rendered. Such amount has been included in accrued expenses at March 31, 2022 and December 31, 2021.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s consolidated financial statements as of March 31, 2022 and December 31, 2021 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

6. Stockholders’ Deficiency

Preferred Stock

RespireRx has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of March 31, 2022 and December 31, 2021, 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”).

Series B Preferred Stock outstanding as of March 31, 2022 and December 31, 2021 consisted of 37,500 shares issued in a May 1991 private placement. The shares of Series B Preferred Stock are convertible into 1 share of common stock. RespireRx may redeem the Series B Preferred Stock for $25,001 at any time upon 30 days prior notice.

Although other series of preferred stock have been designated, no other shares of preferred stock are outstanding. As of March 31, 2022 and December 31, 2021, 3,504,424 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

Common Stock

RespireRx has authorized 2,000,000,000 (2 billion) shares of Common Stock, par value $0.001 (“Common Stock”). There are 97,894,276 shares of the Company’s Common Stock outstanding as of March 31, 2022. After reserving for conversions of convertible debt and convertible preferred stock, as well as exercises of common stock purchase options (granted and available for grant within the 2014 and 2015 stock and stock option plans) and warrants and the issuance of Pier contingent shares and before accounting for incremental contract excess reserves, there were 1,763,596,952 shares of the Company’s Common Stock available for future issuances as of March 31, 2022. After accounting for incremental excess reserves contractually required by the various convertible notes and certain warrants, there were 1,619,418,794, shares of common stock available for future issuances as of March 31, 2022. No warrants or options were exercised after March 31, 2022. Options to purchase 39,500 shares of Common Stock expired during the three-month period ended March 31, 2022 and such shares were added back to the shares of common stock available for issuance from the 2015 Plan. See Note 9. Subsequent Events in the notes to our condensed consolidated financial statements as of March 31, 2022.

Common Stock Warrants

A summary of warrant activity for the three-months ended March 31, 2022 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2021	59,420,298	$0.0718	3.3300
Issued	-	-
Expired	-	-
Warrants outstanding and exercisable at March 31, 2022	59,420,298	$0.0718	3.0721

The exercise prices of common stock warrants outstanding and exercisable are as follows at March 31, 2022:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.016	2,212,500	2,212,500	May 17, 2022
$0.020	31,302,273	31,302,273	September 30, 2023-October 7, 2026
$0.0389	208,227	208,227	May 10, 2026
$0.047	172,341	172,341	May 3, 2026
$0.070	25,377,426	25,377,426	September 30, 2023
$11.00 -15.750	147,531	147,531	September 29, 2022-December 30, 2023
	59,420,298	59,420,298

Based on a value of $0.01 per share on March 31, 2022, there were no exercisable in-the-money common stock warrants as of March 31, 2022.

A summary of warrant activity for the three-months ended March 31, 2021 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2020	28,809,352	$0.1528	2.64
Issued	-	-
Expired	(8,595)	79.3000
Warrants outstanding at March 31, 2021	28,800,757	$0.1292	2.39

The exercise prices of common stock warrants outstanding and exercisable are as follows at March 31, 2021:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.016	2,212,500	2,212,500	May 17, 2022
$0.070	26,439,926	26,439,926	September 30, 2023
$11.00 -27.50	148,331	148,331	December 31, 2021-December 30, 2023
	28,800,757	28,800,757

Based on a value of $0.045 per share on March 31, 2021, there were 2,212,500 exercisable in-the-money common stock warrants as of March 31, 2021.

Stock Options

On March 18, 2014, the stockholders of RespireRx holding a majority of the votes to be cast on the issue approved the adoption of RespireRx’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan (the “2014 Plan”), which had been previously adopted by the Board of Directors, subject to stockholder approval. The Plan permits the grant of options and restricted stock in addition to stock appreciation rights and phantom stock, to directors, officers, employees, consultants and other service providers of the Company. As of March 31, 2022, there are 6,325 share available in the 2014 Plan.

On June 30, 2015, the Board of Directors adopted the 2015 Stock and Stock Option Plan (as amended, the “2015 Plan”). As of March 31, 2022, there are 13,602,598 shares available in the 2015 Plan. The Company has not and does not intend to present the 2015 Plan to stockholders for approval.

Information with respect to the Black-Scholes variables used in connection with the evaluation of the fair value of stock-based compensation costs and fees is provided at Note 3.

A summary of stock option activity for the three-months ended March 31, 2022 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2021	9,306,368	$1.09	3.95
Expired	(39,500)	39.00	-
Options outstanding and exercisable at March 31, 2021	9,266,868	$0.93	3.72

The exercise prices of common stock options outstanding and exercisable were as follows at March 31, 2022:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.0190	2,194,444	2,194,444	December 31, 2026
$0.0540	1,700,000	1,700,000	September 30, 2025
$0.072	5,050,000	5,050,000	July 31, 2025
$7.00-$195.00	322,424	322,424	June 30, 2022 - December 9, 2027
	9,266,868	9,266,868

There was no deferred compensation expense for the outstanding and unvested stock options at March 31, 2022.

Based on a fair value of $0.01 per share on March 31, 2022, there were no exercisable in-the-money common stock options as of March 31, 2022.

Reserved and Unreserved Shares of Common Stock

As of March 31, 2022, there are 2,000,000,000 shares of Common Stock, par value $0.001 authorized, of which 97,894,276 are issued and outstanding. As of March 31, 2022, there were outstanding options to purchase 9,266,868 shares of Common Stock and 6,325 and 13,602,598 shares available for issuance under the 2014 Plan and 2015 Plan respectively. There are 649 Pier contingent shares of Common Stock that may be issued under certain circumstances. As of March 31, 2022, there are 49,287,033 issuable upon conversion of convertible notes. As of March 31, 2022, there are 59,420,298 shares that may be issued upon exercise of outstanding warrants. As of March 31, 2022, the Series B Preferred Stock may convert into 1 share of Common Stock. Therefore, the Company is reserving 138,508,772 shares of Common Stock for future issuances with respect to conversions and exercises as well as for the Pier contingent shares and warrants exercisable into 6,925,00 shares of Common Stock that may be issued to one note holder under certain circumstances that have not yet occurred. In addition, certain convertible notes and related warrants impose an additional contractual reserve requirement, above the number of shares into which such convertible notes and related warrants may convert or exercise respectively. Although the Company does not anticipate having to issue such shares, such incremental additional contractual reserves total an additional 144,178,158 shares of Common Stock.

7. Related Party Transactions

Dr. Arnold S. Lippa and Jeff E. Margolis, officers and directors of RespireRx since March 22, 2013, have indirect ownership and managing membership interests in Aurora Capital LLC (“Aurora”) through interests held in its members, and Jeff. E. Margolis is also an officer of Aurora. Aurora, was a boutique investment banking firm specializing in the life sciences sector that ceased its securities related activities in April 2021 and withdraw its membership with FINRA and its registration with the SEC in July 2021. Although Aurora has not provided services to RespireRx during the three-months ended March 31, 2022 or the fiscal year ended December 31, 2021, Aurora had previously provided services to the Company and there remains $96,000 owed to Aurora by RespireRx which amount is included in accounts payable and accrued expenses as of March 31, 2022.

A description of advances and notes payable to officers is provided at Note 4. Notes Payable.

8. Commitments and Contingencies

Pending or Threatened Legal Action and Claims

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements as of March 31, 2022, December 31, 2021 and March 31, 2021 with respect to such matters. See Note 5. Settlement and Payment Agreements for additional items and details.

Significant Agreements and Contracts

Consulting Agreements

Richard Purcell, the Company’s Senior Vice President of Research and Development on at-will basis since October 15, 2014, provided his services to the Company on a month-to-month basis and since agreeing to a payment and settlement agreement, on a prepaid hourly basis at a rate of $250 per hour, through his consulting firm, DNA Healthlink, Inc., through which the Company has contracted for his services. See Note 5. Payment and Settlement Agreements for a description of the current payment terms. During the three-months ended March 31, 2022 Mr. Purcell did not provide any services to the Company.

The Company entered into a consulting contract with David Dickason effective September 15, 2020 pursuant to which Mr. Dickason was appointed to and serves as the Company’s Senior Vice President of Pre-Clinical Product Development on an at-will basis at the rate of $250 per hour. During the three-months ended March 31, 2022 Mr. Dickason did not provide any services to the Company.

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

The table below summarized the current cash commitments to Dr. Lippa and Mr. Margolis through the next September 30th renewal date.

	Contract year ending
	September 30, 2022
	Six months
	Base
	Salary	Benefits	Total

Arnold S. Lippa	$150,000	$19,800	$169,800
Jeff E. Margolis	150,000	10,800	160,800

	$300,000	$30,600	$330,600

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

UWMRF Patent License Agreement

On August 1, 2020, RespireRx exercised its option pursuant to its option agreement dated March 2, 2020, between RespireRx and UWM Research Foundation, an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”). Upon exercise, RespireRx and UWMRF executed the UWMRF Patent License Agreement effective August 1, 2020 pursuant to which RespireRx licensed the identified intellectual property.

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

University of Wisconsin-Milwaukee Outreach Services Agreement

On July 12, 2021, the Company and the Board of Regents of the University of Wisconsin System on behalf of the University of Wisconsin-Milwaukee (“UWM”) entered into an Outreach Services Agreement pursuant to which UWM agreed to provide, among other molecules, multiple milligram to gram quantities of KRM-II-81 (GABAkine) and the Company agreed to pay UWM an annual sum of $75,000 payable in three installments of $25,000 each beginning October 12, 2021, which amount was timely paid, and on a quarterly basis thereafter. The payments that were due on January 12, 2022 and April 12, 2022 have not yet been paid. The Company and UWM are in discussions to establish an new payment schedule. The agreement terminates on June 30, 2022 unless extended upon consent of both parties.

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

The 2014 License Agreement provides for various commercialization and reporting requirements commencing on June 30, 2015. In addition, the 2014 License Agreement provides for various royalty payments, including a royalty on net sales of 4%, payment on sub-licensee revenues of 12.5%, and a minimum annual royalty beginning in 2015 of $100,000, which is due and payable on December 31 of each year beginning on December 31, 2015. The minimum annual royalty obligation of $100,000 due on December 31, 2021, was extended to May 31, 2022 and has not yet been paid.

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

During the three-months ended March 31, 2022 and 2021, the Company recorded charges to operations of $25,000 representing the allocated portion of the annual minimum royalty, which is included in research and development expenses in the Company’s condensed consolidated statement of operations for the three-months ended March 31, 2022 and 2021, respectively. The Company did not pay the amount due on December 31, 2021 for which the Company was granted an extension until May 31, 2022.

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

There was no activity during the three-months ended March 31, 2022 or 2021 with respect to the Purisys Agreement.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2021, aggregating $990,877. License agreement amounts included in the 2022 column represent amounts contractually due from April 1, 2022 through December 31, 2022 (nine months) and in each of the subsequent years, represents the full year. Employment agreement amounts included in the 2022 column represent amounts contractually due at from April 1, 2022 through September 30, 2022 (six months) when such contracts expire unless extended pursuant to the terms of the contracts.

		Payments Due By Year
	Total	2022	2023	2024	2025	2026
License agreements	$660,277	$175,092	$140,185	$115,000	$115,000	$115,000
Employment agreements (1)	330,600	330,600	-	-	-	-
Total	$990,877	$505,692	$140,185	$115,000	$115,000	$115,0000

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

Most-Favored Nation Clauses of Certain Convertible Notes

Upon completion of the Barton Note and related agreements described above, the most-favored nations clauses (“MFN”) of other convertible notes and related warrants and agreements became effective. As a result, conversion prices were adjusted from $0.02 to $0.01 per share of common stock. In addition, the number of shares into which the warrants could be exercised doubled and the exercise price was reduced from $0.02 to $0.01 per share of common stock. The resultant potential issuance of additional shares associated with reduction of the conversion price as well as the increase in the number of shares of common stock issuable upon exercise of the additional warrants increases the number of shares the Company must contractually and incrementally reserve. The effect of the MFN is that an additional 49,138,730 shares of common stock could be issued upon conversion of the convertible notes, an additional 37,474,108 shares of common stock could be issued upon exercise of warrants and 179,691,579 additional shares were required to be contractually reserved.

Convertible Note Conversion

On April 18, 2022, a convertible note holder converted as a partial conversion, $33,300 of principal, $15,000 of accrued interest and $500 of conversion fees for a total of $48,800 at a conversion price of $0.01 (adjusted from $0.01 to $0.01 as a result of the MFN described above) into 4,880,000 shares of Common Stock. There remains $116,700 of principal amount with respect to such convertible note.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements (unaudited) and notes related thereto appearing elsewhere in this document, as well as the audited consolidated financial statements, notes related thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K.

Overview

The mission of the Company is to develop innovative and revolutionary treatments to combat disorders caused by disruption of neuronal signaling. We are developing treatment options that address OSA, ADHD, epilepsy, acute and chronic pain, including inflammatory and neuropathic pain, and recovery from SCI”, which are conditions that affect millions of people but for which there are limited or poor treatment options. We are also considering developing treatment options for other conditions based on results of preclinical and clinical studies to date.

RespireRx is developing a pipeline of new drug products supported by our broad patent portfolios across two distinct drug platforms:

(i)	ResolutionRx, our pharmaceutical cannabinoids platform (which we refer to as ResolutionRx) is developing compounds that target the body’s endocannabinoid system, and in particular, the re-purposing of dronabinol, an endocannabinoid CB1 and CB2 receptor agonist, for the treatment of OSA. Dronabinol is already approved by the FDA for other indications.

(ii)	EndeavourRx, our neuromodulators platform is made up of two programs: (a) our AMPAkines program, which is developing proprietary compounds that act as PAMs of AMPA-type glutamate receptors to promote neuronal function and (b) our GABAkines program, which is developing proprietary compounds that act as PAMs of GABAA receptors, and which was recently established pursuant to our entry into a patent license agreement (the “UWMRF Patent License Agreement”) with the University of Wisconsin-Milwaukee Research Foundation, Inc., an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”).

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

We filed a Form 1-A with the SEC, which was qualified on December 13, 2021 that may enable the Company to raise finance via a Regulation A Offering “Reg A Offering.” We provide no assurance that although qualified, the Company would complete any financing on terms as to price per share or other securities offered, amount of funds raised or other terms acceptable to the Company or at all. As of March 31, 2022, the Company had not completed any closings of financings pursuant to the Reg A Offering and does not anticipate closing any financings pursuant to the Reg A Offering in the near future.

Recent Developments

UIC Extension

UIC has granted the Company an extension of the due date for the payment of the minimum annual royal obligation of $100,000 that was originally due on December 31, 2021 until May 31, 2022. The Company is in discussions with UIC that include a possible further extension of the due date.

Outreach Services Agreement with the Board of Regents of the University of Wisconsin System

On July 12, 2021, the Board of Regents of the University of Wisconsin System on behalf of the University of Wisconsin Milwaukee (“UWM”) and RespireRx entered into an agreement pursuant to which UWM agreed to provide multiple milligram to gram quantities of KRM-II-81 and its salts. In addition, UWM is to supply KRM-II-81 to RespireRx within three months of the effective date. RespireRx agreed to pay $75,000 in three installments of $25,000 each beginning on October 12, 2021 and on a quarterly basis thereafter within thirty (30) days receipt of invoice. The payments that were due on January 12, 2022 and April 12, 2022 have not yet been paid. The Company and UWM are in discussions to establish an new payment schedule. The agreement terminates on June 30, 2022 unless extended upon consent of both parties.

Sharp Settlement Agreement and related Complaint

See Note 5. Settlement and Payment Agreements for detailed information about the status of the Sharp Settlement Agreement. All amounts owed have been recorded on the Company’s balance sheet as of March 31, 2022.

Salamandra

See Note 5. Settlement and Payment Agreements for detailed information about the status of the Salamandra settlement agreement. All amounts owed have been recorded on the Company’s balance sheet as of March 31, 2022.

University of California Innovation and Entrepreneurship affiliated with the Regents of the University of California

See Note 5. Settlement and Payment Agreements for detailed information about the status of the University of California Innovation and Entrepreneurship payment settlement agreement. All amounts owed have been recorded on the Company’s balance sheet as of March 31, 2022.

Employment Agreement Termination and Separation Agreement

On January 4, 2022, Mr. Timothy L. Jones notified the Company of his intent to resign at the end of January 2022. On February 8, 2022, the Company received a resignation letter from Mr. Jones pursuant to which he resigned, effective January 31, 2022, as both the Company’s President and Chief Executive Officer and as a member of the Company’s Board of Directors pursuant to certain conditions precedent to the effectiveness of the resignation letter. The conditions precedent to the effectiveness of the registration were met upon the execution by the Company and Mr. Jones of an Employment Agreement Termination and Separation Agreement (“SA”), also on February 8, 2022, which agreement became effective upon completion of a seven-day revocation period without revocation. Pursuant to the terms of the SA, the Company has agreed to pay Mr. Jones up to a maximum of $789,267 in accordance with a schedule set forth in the SA based on amounts of funding raised by the Company all in payment for Mr. Jones’ service to the Company as President and Chief Executive Officer prior to January 31, 2022. All amounts owed have been recorded on the Company’s balance sheet as of March 31, 2022.

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

DNA Healthink Inc.

See Note 5. Settlement and Payment Agreements to the Company’s condensed consolidated financial statements at March 31, 2022.

Going Concern

See Note 2. Business – Going Concern to our condensed consolidated financial statements at March 31, 2022.

The Company’s regular efforts to raise capital and to evaluate measures to permit sustainability are time-consuming and intensive. Such efforts may not prove successful and may cause distraction, disruption or other adversity that limits the Company’s development program efforts.

Recent Accounting Pronouncements

See Note 2 to the Company’s condensed consolidated financial statements at March 31, 2022.

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Concentration of Risk

See Note 2. Significant Accounting Policies – Concentration of Credit Risk to the Company’s condensed consolidated financial statements at March 31, 2022.

See Note 8. Commitments and Contingencies – University of Illinois 2014 Exclusive License Agreement to the Company’s condensed consolidated financial statements at March 31, 2022.

See Note 8. Commitments and Contingencies – UWMRF Patent License Agreement to the Company’s condensed consolidated financial statements at March 31, 2022.

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

See Critical Accounting Policies and Estimates in our 2021 Form 10-K for a complete description.

Results of Operations

The Company’s consolidated statements of operations as discussed herein are presented below.

	Three-months Ended March 31, (unaudited)
	2022	2021

Operating expenses:
General and administrative	$495,793	$645,376
Research and development	121,159	154,764

Total operating costs and expenses	616,952	800,140

Loss from operations	(616,952)	(800,140)
Loss on extinguishment of debt in exchange for equity	(259,647)	-
Interest expense	16,436)	(79,470)
Foreign currency transaction gain (loss)		29,361)

Net loss attributable to common stockholders	$(860,163)	$(850,249)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding – basic and diluted	97,894,276	78,148,365

Three-months Ended March 31, 2022 and 2021

Revenues. The Company had no revenues during the three-months ended March 31, 2022 and 2021.

General and Administrative. For the three-months ended March 31, 2022 general and administrative expenses were $495,793, a decrease of $149,583, as compared to $645,376 for the three-months ended March 31, 2021. The decrease in general and administrative expenses for the three-months ended March 31, 2022, as compared to the three-months ended March 31, 2021, is primarily due to a guaranteed bonus of $200,000 during the three-months ended March 31, 2021 and $0 during the three-months ended March 31, 2022 and the termination of an executive officer effective January 31, 2022 resulting in a decrease of salary of $75,000 for a total reduction in compensation of $275,000. Similarly, there was a reduction in employee benefits of $9,455. In addition, there were reductions in legal fees of $52,734 and share-based expenses of $28,000. These decreases were offset by the write-off of deferred financing costs during the three-months ended March 31, 2022 of $177,883 with no comparable write-off in the prior comparable quarterly period. Patent related expenses increased $19,466, primarily as a result of the filing of a new provisional patent application related to the Company’s new formulation technology. The balance of the difference was the net of several smaller increases and decreases.

Research and Development. For the three-months ended March 31, 2022, research and development expenses were $121,159, a decrease of $33,605, as compared to $154,764 for the three-months ended March 31, 2021. The decrease in research and development expenses for the three-months ended March 31, 2022, as compared to the three-months ended March 31, 2021, is primarily a decrease in utilization of consultants and related share-based compensation.

Interest Expense. During the three-months ended March 31, 2022, interest expense was $259,647 as compared to $79,470 for the three-months ended March 31, 2021. The increase of $180,177 is primarily the result of a full quarter of interest and the amortization to interest expense of debt discounts and capitalized note costs associated with new convertible debt, much of which commenced after March 31, 2021, in April, May, June, August, October and December of 2021.

Foreign Currency Transaction (Loss) Gain. Foreign currency transaction gain was $16,436 for the three-months ended March 31, 2022, as compared to a foreign currency transaction gain of $29,361 for the three-months ended March 31, 2021. The foreign currency transaction (loss) gain relates to the $399,774 loan from SY Corporation, made in June 2012, which is denominated in the South Korean Won.

Net Loss Attributable to Common Stockholders. For the three-months ended March 31, 2022, the Company incurred a net loss of $860,163 as compared to a net loss of $850,249 for the three-months ended March 31, 2021.

Liquidity and Capital Resources - March 31, 2022

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $860,163 and net losses from operations of $616,952 for the three-months ended March 31, 2022 and $3,144,840 for the fiscal year ended December 31, 2021, and negative operating cash flows of $23,133 for the three-months ended March 31, 2022 and $956,172 for the fiscal year ended December 31, 2021, had a stockholders’ deficiency of $10,867,921 at March 31, 2022, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2021, expressed substantial doubt about the Company’s ability to continue as a going concern.

At March 31, 2022, the Company had a working capital deficit of $10,603,921, as compared to a working capital deficit of $9,713,758 at December 31, 2021 reflecting an increase in the working capital deficit of $890,163 for the three-months ended March 31, 2022. The increase in the working capital deficit is primarily due to an increase accounts payable and accrued expenses of $243,719, an increase in convertible notes payable of $239,611 and an increase in accrued compensation and benefits of $179,800. There was also a net decrease in current assets of $105,406 due to the write-off of deferred financing fees offset by an increase in prepaid insurance that in turn, was offset by an increase in short-term financings of insurance premiums payable.

At March 31, 2021, the Company had cash of $252, as compared to $1,398 at December 31, 2021, reflecting a decrease in cash of $1,146 for the three-months ended March 31, 2022.

The limited cash of $21,987 raised in financings during the three-months ended March 31, 2022 were utilized for insurance premiums and working capital. The financings completed during fiscal year ended December 31, 2021 were utilized to pay general and administrative and research and development expenses or the related accounts payable, including, but not limited to, payments to our licensors, our independent registered public accounting firm, our patent and intellectual property law firm and for other patent and intellectual property services, our transfer agent, our financial printer and limited cash payments of compensation. Cash was also utilized, among other purposes, to make payments pursuant to directors and officers insurance and other insurance financings.

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

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including the pursuit of the Company’s planned research and development activities. Although we filed a Form 1-A with the SEC, which was qualified on December 13, 2021 (the “Reg A Offering”), we have not raised any funds and we provide no assurance that we will be able to raise any funds from the Reg A Offering. Accordingly, we wrote-off the deferred financing costs related to the Reg A Offering during the three-months ended March 31, 2022. The Company regularly evaluates various other measures to satisfy the Company’s liquidity needs, including development and other agreements with collaborative partners and, when necessary, seeking to exchange or restructure the Company’s outstanding securities. The Company is evaluating certain changes to its operations and structure to facilitating raising capital from sources that may be interested in financing only discrete aspects of the Company’s development programs. Such changes could include a significant reorganization, which may include the formation of one or more subsidiaries into which one or more programs may be contributed. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

Operating Activities. For the three-months ended March 31, 2022, operating activities utilized cash of $23,133, as compared to utilizing cash of $286,861 for the three-months ended March 31, 2021, to support the Company’s ongoing general and administrative expenses as well as its research and development activities.

Financing Activities. For the three-months ended March 31, 2022, financing activities consisted of $21,987 of advances from an executive officer.

Principal Commitments

Employment Agreements

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – Employment Agreements to our condensed consolidated financial statements at March 31, 2022.

University of Illinois 2014 Exclusive License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement to our condensed consolidated financial statements at March 31, 2022.

UWM Research Foundation Patent License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts, UWM Research Foundation Patent License Agreement to our condensed consolidated financial statements at March 31, 2022.

A table setting forth the Company’s principal cash obligations and commitments for the next five fiscal years as of March 31, 2022, aggregating $990,877 is set forth in Note 8. Commitments and Contingencies – Summary of Principal Cash Obligations and Commitments to our condensed consolidated financial statements at March 31, 2022.

Off-Balance Sheet Arrangements

At March 31, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are periodically subject to various pending and threatened legal actions and claims. See Note 8. Commitments and Contingencies – Pending or Threatened Legal Actions and Claims to our condensed consolidated financial statements at March 31, 2022 for details regarding these matters.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s 2021 Form 10-K. The Risk Factors set forth in the 2021 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2021 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three-months ended March 31, 2022 that were not disclosed by the Company on a Current Report on Form 8-K. There were conversions of convertible notes inclusive of accrued interest as disclosed in Note 4. Notes Payable – Convertible Notes Payable of our condensed consolidated financial statements at March 31 2022 and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – March 31, 2022.

Additional information with respect to the transactions described above is provided in the Notes to the Condensed Consolidated Financial Statements for the three-months ended March 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation, The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although SY Corporation has not issued a notice of default or a demand for repayment. The Company believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the three-months ended March 31, 2022, there were no further communications between the Company and SY Corporation.

The note payable to SY Corporation consists of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	471,186	459,358
Foreign currency transaction adjustment	(38,464)	(22,028)
	$832,496	$837,104

Interest expense with respect to this promissory note was $11,829 for the three-months ended March 31, 2022 and 2021, respectively.

Default on Convertible Notes Payable

As of March 31, 2022, principal and accrued interest on the Original Convertible Note that is subject to a default notice accrues annual interest at 12% instead of 10%, totaled $58,311, of which $34,357 was accrued interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1

Amendment No. 1 to Promissory Note Issued on March 31, 2021 dated April 1, 2022 by and between RespireRx Pharmaceuticals Inc and EMA Financial, LLC (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (file no. 1-16467) filed April 4, 2022).

10.2

First Amendment to the Promissory Note Issued on March 31, 2021 dated May 11, 2022 by and between RespireRx Pharmaceuticals Inc and Labrys Fund, LLC (incorporated by reference to Exhibit 99.1 the Company’s Current Report on Form 8-K (file no. 1-16467) filed May 16, 2022).

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

RESPIRERX PHARMACEUTICALS INC.
(Registrant)

Date: May 23, 2022	By:	/s/ Arnold S. Lippa
Arnold S. Lippa
Interim President, Interim Chief Executive Officer and Chief Scientific Officer

Date: May 23, 2022	By:	/s/ Jeff Eliot Margolis
Jeff Eliot Margolis
Senior Vice President, Chief Financial Officer, Treasurer and Secretary

