Form 10-Q
period 2022-09-30
RespireRx Pharmaceuticals Inc.
filed 2022-11-17
CIK 849636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

As of November 10, 2022, the Company had 119,594,276, shares of common stock, $0.001 par value, issued and outstanding.

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

INTRODUCTORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of RespireRx Pharmaceuticals Inc., referred to herein as our “Q3 2022 Quarterly Report” (“RespireRx” and together with RespireRx’s wholly owned subsidiary, Pier Pharmaceuticals, Inc. (“Pier”), the “Company,” “we,” “us” or “our,” unless the context indicates otherwise) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbor created thereby. These might include statements regarding the Company’s future plans, targets, estimates, assumptions, financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about research and development efforts, including, but not limited to, preclinical and clinical research design, execution, timing, costs and results, future product demand, supply, manufacturing, costs, marketing and pricing factors.

In some cases, forward-looking statements may be identified by words including “assumes,” “could,” “ongoing,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” “anticipates,” “believes,” “intends,” “estimates,” “expects,” “plans,” “contemplates,” “targets,” “continues,” “budgets,” “may,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words, and such statements may include, but are not limited to, statements regarding (i) future research plans, expenditures and results, (ii) potential collaborative arrangements, (iii) the potential utility of the Company’s products candidates, (iv) reorganization plans, and (v) the need for, and availability of, additional financing. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Q3 2022 Quarterly Report.

These factors include but are not limited to, regulatory policies or changes thereto, available cash, research and development results, issuance of patents, competition from other similar businesses, interest of third parties in collaborations with us, and market and general economic factors, and other risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on April 15, 2022 (the “2021 Form 10-K”) and as may be included in our Q1 2022, Q2 2022 and in this Q3 2022 Quarterly Report.

You should read these risk factors and the other cautionary statements made in the Company’s filings as being applicable to all related forward-looking statements wherever they appear in this Q3 2022 Quarterly Report. We cannot assure you that the forward-looking statements in our Q1, Q2 2022 and in this Q3 2022 Quarterly Report or in our 2021 Annual Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Q3 2022 Quarterly Report completely. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

We caution investors not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described in our Q1 2022 Q2 2022 and in this Q3 2022 Quarterly Report and our Annual Report in our 2021 Form 10-K, as well as others that we may consider immaterial or do not anticipate at this time. These forward-looking statements are based on assumptions regarding the Company’s business and technology, which involve judgments with respect to, among other things, future scientific, economic, regulatory and competitive conditions, collaborations with third parties, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. Our expectations reflected in our forward-looking statements can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties, including those described in our Q1 2022, Q2 2022 and in this Q3 2022 Quarterly Report and our Annual Report in our 2021 Form 10-K. These risks and uncertainties are not exclusive and further information concerning us and our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time.

Forward-looking statements speak only as of the date they are made. The Company does not undertake and specifically declines any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Current assets:
Cash and cash equivalents	$60	$1,398
Deferred financing costs	-	177,883
Prepaid expenses	50,543	29,456

Total current assets	50,603	208,737

Total assets	$50,603	$208,737

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses, including amounts owed to related parties (Note 5)	$5,751,058	$5,235,767
Accrued compensation and related expenses	3,130,708	2,608,708
Convertible notes payable, currently due and payable on demand, including accrued interest of $211,449 and $151,391 at September 30, 2022 and December 31, 2021 (Note 4)	1,213,350	790,153
Note payable to SY Corporation, including accrued interest of $495,239 and $459,358 at September 30, 2022 and December 31, 2021, payment obligation currently in default (Note 4)	722,648	837,104
Notes and advances payable from officers, including accrued interest (Note 4)	363,551	230,356
Notes payable to former officer, including accrued interest (Note 4)	220,571	205,222
Other short-term notes payable	35,346	15,185

Total current liabilities	11,437,232	9,922,495

Long-term liabilities
Long-term accounts payable associated with payment settlement agreements due to affiliates (Note 5)	204,000	294,000

Total long-term liabilities	204,000	294,000

Total liabilities	11,641,232	10,216,495

Commitments and contingencies (Note 8)

Stockholders’ deficiency: (Note 6)
Series B convertible preferred stock, $0.001 par value; $0.6667 per share liquidation preference; aggregate liquidation preference $25,001; shares authorized: 37,500; shares issued and outstanding: 37,500; common shares issuable upon conversion at 0.000030 common shares per Series B share: 1	21,703	21,703
Common stock, $0.001 par value; shares authorized: 2,000,000,000; shares issued and outstanding:119,594,276 outstanding at September 30, 2022 and 97,894,276 at December 31, 2021, respectively	119,594	97,894
Additional paid-in capital	164,036,239	163,827,781
Accumulated deficit	(175,768,165)	(173,955,136)

Total stockholders’ deficiency	(11,590,629)	(10,007,758)

Total liabilities and stockholders’ deficiency	$50,603	$208,737

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative, including related parties	$250,916	$423,558	$958,086	$1,495,103
Research and development, including related parties	138,050	157,751	400,307	550,343
Total operating expenses	388,966	581,309	1,358,393	2,045,446
Loss from operations	(388,966)	(581,309)	(1,358,393)	(2,045,446)
Gain on warrant exchange	-	-	-	1,099
Gain/(Loss) on extinguishment or settlement or modification of debt and other liabilities	(71,161)	62,548	(71,161)	62,548
Interest expense, including related parties	(94,643)	(228,253)	(533,812)	(459,566)
Foreign currency transaction gain (loss)	82,192	38,332	150,337	70,220

Net loss	$(472,578)	$(708,682)	$(1,813,029)	$(2,371,145)
Deemed dividend associated with most favored nation provisions of convertible notes	$(1,168,594)	$(378,042)	$(1,520,332)	$(378,042)
Net loss attributable to common stockholders	$(1,642,172)	$(1,086,724)	$(3,333,361)	$(2,749,187)

Net loss per common share attributable to common stockholders - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares outstanding - basic and diluted	119,264,928	90,396,596	107,816,034	83,757,619

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

Three-months and Nine-months Ended September 30, 2022

	Series B
	Convertible
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance, December 31, 2021	37,500	$21,703	97,894,276	$97,894	$163,827,781	$(173,955,136)	$(10,007,758)
Net loss	-	-	-	-	-	(860,163)	(860,163)
Balance, March 31, 2022	37,500	$21,703	97,894,276	$97,894	$163,827,781	$(174,815,299)	$(10,867,921)
Warrant value for issuance of convertible note	-	-	-	-	25,000	-	25,000
Issuance of common stock upon convertible notes conversions	-	-	19,175,000	19,175	172,575	-	191,750
Net loss	-	-	-	-	-	(480,288)	(480,288)
Balance, June 30, 2022	37,500	21,703	117,069,276	117,069	164,025,356	(175,295,587)	(11,131,459)
Issuance of common stock upon convertible note conversion	-	-	2,525,000	2,525	22,725	-	25,250
Issuance of convertible notes	-	-	-	-	(11,842)	-	(11,842)
Net loss	-	-	-	-	-	(472,578)	(472,578)
Balance, September 30, 2022	37,500	$21,703	119,594,276	$119,594	$164,036,239	$(175,768,165)	$(11,590,629)

Three-months and Nine-months Ended September 30, 2021

	Series B
	Convertible
	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficiency

Balance, December 31, 2020	37,500	$21,703	71,271,095	$71,271	$162,654,002	$(170,810,296)	$(8,063,320)
Sale of common stock	-	-	3,600,000	3,600	113,699	-	117,299
Costs of stock issuance	-	-		-	(52,609)	-	(52,609)
Issuance of note commitment shares and beneficial conversion feature	-	-	2,000,000	2,000	95,500	-	97,500
Issuance of common stock upon conversion of convertible notes	-	-	12,625,557	12,626	239,885	-	252,511
Stock -based compensation	-	-	-	-	44,250		44,250
Adjustment due to reverse stock split	-	-	(56)	-	-	-	-
Net loss	-	-	-	-	-	(850,249)	(850,249)
Balance, March 31, 2021	37,500	21,703	89,496,596	89,497	163,094,727	(171,660,545)	(8,454,618)
Issuance of common stock upon cashless warrant exercise	-	-	900,000	900	(900)	-	-
Stock-based compensation	-	-	-	-	7,500	-	7,500
Gain on warrant exchanges	-	-	-	-	(1,099)	-	(1,099)
Note discounts	-	-	-	-	443,550	-	443,550
Net loss	-	-	-	-	-	(812,214)	(812,214)
Balance, June 30, 2021	37,500	21,703	90,396,596	90,397	163,543,778	(172,472,759)	(8,816,881)
Issuance of note with beneficial conversion features, other note discounts and warrant	-	-	-	-	98,175	-	98,175
Stock-based compensation	-	-	-	-	2,500	-	2,500
Net loss	-	-	-	-	-	(708,682)	(708,682)
Balance, September 30, 2021	37,500	$21,703	90,396,596	$90,397	$163,644,453	$(173,181,441)	$(9,424,888)

See accompanying notes to condensed consolidated financial statements (unaudited).

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(1,813,029)	$(2,371,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of original issue discount, capitalized note costs and debt discounts to interest expense	382,377	341,305
Stock-based compensation included in -
General and administrative expenses	-	28,000
Research and development expenses	-	26,250
Equity-based conversion fees	2,000	6,070

Gain on warrant exchange	-	(1,099)
Loss on modification of convertible notes	71,161	-
Foreign currency transaction (gain) loss	(150,337)	(70,220)
Changes in operating assets and liabilities:
Increase (decrease) in cash from
Deferred financing costs	177,883	(167,976)
Prepaid expenses	74,764	(29,796)
Fees paid with shares of Common Stock	-	-
Accounts payable and accrued expenses	438,950	470,280
Accrued compensation and related expenses	522,000	867,950
Accrued interest payable	139,170	99,749
Net cash used in operating activities	(155,061)	(800,622)

Cash flows from financing activities:
Proceeds from convertible note borrowings	120,000	754,500
Capitalized note costs and original issue discount	-	(109,950)
Proceeds from sale of Common Stock	-	117,299
Borrowings on short-term notes payable, net of repayments	(75,689)	31,374
Proceeds from or repayment of officer advance	109,412	7,130
Net cash provided by financing activities	153,723	800,353

Cash and cash equivalents:
Net (decrease)/increase	(1,338)	(269)
Balance at beginning of period	1,398	825
Balance at end of period	$60	$556

(Continued)

RESPIRERX PHARMACEUTICALS INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

	Nine-months Ended September30,
	2022	2021

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$10,308	$6,653
Income taxes	$-	$-

Non-cash financing activities:
Amortization of deferred financing costs	$-	$52,609
Conversion of accounts payable to long-term liabilities	$90,000	$332,000
Conversion of accounts payable to officer to notes payable to officer	$13,659	$-
Commitment shares/warrants issued with debt financing	$13,158	$58,500
Shares issued with conversion of debt	$217,000	$239,885
Increase in principal amount of convertible note	$-	$5,000
Issuance of warrants as deemed dividend associated with most-favored nation provisions of convertible notes	$1,623,054	$378,042
Insurance policies	$95,850	$-
Debt discounts established for convertible debt	$13,334	$580,725
Cashless warrant exercises	$-	$900

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

Basis of Presentation

The condensed consolidated financial statements are of RespireRx and its wholly-owned subsidiary, Pier (collectively referred to herein as the “Company,” “we” or “our,” unless the context indicates otherwise). The condensed consolidated financial statements of the Company at September 30, 2022 and for the three- and nine-months ended September 30, 2022 and 2021, are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) have been made that are necessary to present fairly the condensed consolidated financial position of the Company, the condensed results of operations, condensed changes in stockholders’ deficiency and condensed changes in cash flows as of and for the three- and nine-month periods ended September 30, 2022 and 2021. Condensed consolidated operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The consolidated balance sheet at December 31, 2021 has been derived from the Company’s audited consolidated financial statements at such date.

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

(i)	ResolutionRx, our pharmaceutical cannabinoids platform is developing compounds that target the body’s endocannabinoid system, and in particular, the re-purposing of dronabinol, an endocannabinoid CB1 and CB2 receptor agonist, for the treatment of OSA. Dronabinol is already approved by the FDA for other indications.

(ii)	EndeavourRx, our neuromodulators platform is made up of two programs: (a) our AMPAkines program, which is developing proprietary compounds that act as positive allosteric modulators (“PAMs”) of AMPA-type glutamate receptors to promote neuronal function and (b) our GABAkines program, which is developing proprietary compounds that act as PAMs of GABAA receptors, and which was established pursuant to our entry into a patent license agreement (the “UWMRF Patent License Agreement”) with the University of Wisconsin-Milwaukee Research Foundation, Inc., an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”).

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

Financing our Platforms

Our major challenge has been to raise substantial equity or equity-linked financing to support research and development plans for our cannabinoid and neuromodulator platforms, while minimizing the dilutive effect to pre-existing stockholders. At present, we believe that we are hindered primarily by our public corporate structure, our OTC Pink Markets listing, and low market capitalization as a result of our low stock price as well as the weakness of our balance sheet.

For this reason, the Company has effected an internal restructuring plan through which our two drug platforms have been reorganized into separate business units and may in the future, be organized into subsidiaries of RespireRx. We believe that by creating one or more subsidiaries to further the aims of ResolutionRx and EndeavourRx, it may be possible, through separate finance channels, to unlock the unrealized asset values of each and set up its programs for partnering or sale.

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

The Company filed a Form 1-A which included an offering circular that was qualified by The Securities and Exchange Commission on December 13, 2021 and subsequently amended. The offering was of the Company’s common stock and is up to $7.5 million at $0.02 per share and allows for multiple closings until October 31, 2023, the pre-designated termination date unless earlier terminated by the Company. As of September 30, 2022, no closings had taken place, the Company’s stock price had been below the offering price and given that our stock price is substantially below the offering price, it would be unlikely that this particular offering will provide significant, if any, new funds, as management has suspended current efforts to raise capital under this offering.

Going Concern

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $472,578 and $1,813,029 for the three-months and nine-months ended September 30, 2022. The Company also had a stockholders’ deficiency of $11,590,629 at September 30, 2022 and expects to continue to incur net losses and negative operating cash flows for at least the next few years. In addition, the Company had negative working capital of $11,386,629. Additionally, all of the Company’s convertible notes have either matured or have maturity dates within one year and must be paid, converted or otherwise have maturity dates extended in order to avoid a default on such convertible notes. The Company has not received any notifications of default that would trigger default provisions under the notes. In addition, the Company’s obligation to the University of Illinois of $100,000 that was due on December 31, 2021, was extended to May 31, 2022 and then further extended to an indefinite future date while discussions to amend the obligation are taking place. In the past, the Company has been successful in getting maturity dates extended or having convertible note holders repaid via conversion. In addition, the Company has been successful in having license payment due dates extended and then meeting the payment obligations on such extended dates. There can be no assurance that the Company will remain successful in those efforts. As a result of these conditions, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2021, expressed substantial doubt about the Company’s ability to continue as a going concern.

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

As an example of its efforts to address outstanding accounts payable, on August 1, 2022, the Company entered into a Payment Settlement Agreement and Release (“PSAR”) with its then legal counsel. The Company and its then legal counsel agreed that prior to entry into the Agreement the Company owed $2,608,914 to such legal counsel and that under the terms of the PSAR the amount owed and payable by wire transfer on or before December 30, 2022 shall be $250,000 (“PSAR Settlement Amount”), a reduction of $2,358,914. If the PSAR Settlement Amount is paid to such legal counsel on or before December 30, 2022, certain mutual releases (“Mutual Releases”) shall become effective and no further amounts would be due. If the PSAR Settlement Amount is not paid by December 30, 2022, the section of the PSAR related to mutual releases shall be null and void ab initio and the amount immediately due and payable by the Company to it former legal counsel shall be adjusted to $2,608,914.48 less any amounts paid on or after the date of the PSAR. Due to the uncertainty of our ability to pay $250,000 by December 30, 2022, we continue to reflect the entire $2,608,914 in our accounts payable balances. If we remit the $250,000 on or before December 30, 2022, we will record a gain on settlement of liabilities of $2,358,914.

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

There were no stock or stock option grants during the nine-months ended September 30, 2022.

The Company recognizes the amortized value of stock-based payments in general and administrative costs and in research and development costs, as appropriate, in the Company’s condensed consolidated statements of operations. The Company issues new shares of common stock to satisfy stock option and warrant exercises. There were no stock options exercised during the nine-months ended September 30, 2022 and 2021, respectively.

There were no warrants issued as compensation or for services during the nine-months ended September 30, 2022 and 2021. Warrants, if issued for services, are typically issued to placement agents or brokers for fund raising services, or to lenders, and are not issued from any of the Company’s stock and option plans, from which options issued to non-employees for services are typically issued.

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

Pursuant to Internal Revenue Code Sections 382 and 383, use of the Company’s net operating loss and credit carry-forwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period since the last ownership change. The Company may have had a change in control under these Sections. However, management does not anticipate performing a complete analysis of the limitation on the annual use of the net operating loss and tax credit carry-forwards until the time that it anticipates it will be able to utilize these tax attributes.

As of September 30, 2022, the Company did not have any unrecognized tax benefits related to various federal and state income tax matters and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company is subject to U.S. federal income taxes and income taxes of various state tax jurisdictions. As the Company’s net operating losses have yet to be utilized, all previous tax years remain open to examination by Federal authorities and other jurisdictions in which the Company currently operates or has operated in the past.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of September 30, 2022, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Research and Development

Research and development costs include compensation paid to management directing the Company’s research and development activities, including but not limited to compensation paid to our Chief Scientific Officer who is also our Executive Chairman, Interim President and Interim Chief Executive Officer, and fees paid to consultants and outside service providers and organizations (including research institutes at universities), and other expenses relating to the acquisition, design, research, development and clinical testing of the Company’s treatments and product candidates.

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

At September 30, 2022 and 2021 the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	September 30,
	2022	2021
Series B convertible preferred stock	1	1
Convertible notes payable	348,938,988	40,542,856
Common stock warrants	245,030,149	59,505,140
Common stock options	9,201,032	7,111,924
Total	603,170,170	107,159,921

Reclassifications

Certain comparative figures in 2021 have been reclassified to conform to the current quarter’s presentation. These reclassifications were immaterial, both individually and in the aggregate.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The subtitle is Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This Accounting Standard Update (“ASU”) addresses complex financial instruments that have characteristics of both debt and equity. The application of this ASU would reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models would result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The Company has historically issued complex financial instruments and has considered whether embedded conversion features have existed within those contracts or whether derivatives would appropriately be bifurcated. To date, no such bifurcation has been necessary. Management has evaluated the potential impact and has early adopted as of January 1, 2022. Management believes the adoption has simplified the accounting for convertible debt instruments and does not believe adoption has had a substantial impact on the financial statements, however, it is possible that this ASU may have a substantial impact on the Company’s financial statements from future convertible debt financings.

4. Notes Payable

Convertible Notes Payable

The Company periodically issues convertible notes with similar characteristics. As described in the table below, during the nine-months ended September 30, 2022, there were 12 such notes outstanding. Notes had fixed conversion prices after the application of certain “most favored nation clauses” (“MFNs”) in such notes that ranged from $0.0015 to $0.01 per share of Common Stock, subject to adjustment in certain circumstances. An adjustment to $0.0015 per share of Common Stock was made on August 22, 2022 pursuant to the MFNs of certain convertible notes upon the issuance of three similar convertible notes (“August 22, 2022 Notes”), each with a conversion price of $0.0015 and issued without associated warrants. In order to consummate the closing with respect to the August 22, 2022 Notes, a request was made of all prior convertible note holders to waive certain default, MFNs and to extend maturity dates. All prior convertible note holders were offered the right to participate in the August 22, 2022 offering. Three prior note holders elected to participate and waived and amended the provisions described above. Six prior note holders elected not to participate and were offered an incentive to waive and amend the provisions described above. Five of those noteholders accepted the incentive and waived and amended the requested provisions. The incentives offered were an increase in the principal amount of the convertible note equal to 20% of the outstanding principal and accrued unpaid interest as of June 30, 2022 plus incentive shares to be issued to such convertible note holders equal to 10% of the shares into which the convertible notes inclusive of accrued interest would convert, as of June 30, 2022 at $0.01 per share of Common Stock. One convertible note holder, holding two convertible notes elected not to accept the incentive and elected not to participate in the August 22, 2022 offering, and instead agreed to a standstill for 60 days, which period expired on October 22, 2022 and which was extended to and indefinite date while discussions of incentives are ongoing. Therefore, three note holders, holding seven of the twelve notes have a conversion price of $0.0015 and four note holders holding five of the thirteen convertible notes have a conversion price of $0.01.  An adjustment to $0.01 per share of Common Stock was made on April 14, 2022 pursuant to the “most favored nation clauses” of such notes upon the issuance of a similar convertible note, but with a $0.01 per share of Common Stock conversion price. As noted above, an adjustment to $0.0015 per share of Common Stock was made on August 22, 2022 with respect to certain convertible notes upon the issuance of similar convertible notes, but with a $0.0015 per share of Common Stock conversion price. All but one of the notes had an annual interest rate of 10% which was guaranteed in full. The note that did not have a 10% annual interest rate had an 8% rate. The convertible notes had an original issue discount (“OID”), certain notes had debt issuance costs (“DIC”) that were capitalized by the Company, a warrant (“WT”) or commitment shares (“CS”) and in ten cases a beneficial conversion feature (“BCF”). The OID, CN, WTs, CSs and BCF allocated values are amortized over the life of the notes to interest expense. All notes mature or matured nine to fifteen months from their issuance date or have had their maturity dates extended. All notes were pre-payable by the Company during the first six months, subject to prepayment premiums that range from 100% to 115% of the maturity amount plus accrued interest. If not earlier paid, the notes are convertible by the holder into the Company’s Common Stock.

The table below summarizes the convertible notes outstanding during the nine- months ended and as of September 30, 2022. There were several partial repayments made by conversion during the nine-months ended September 30, 2022:

Inception Date	Maturity date	Original Principal Amount	Interest rate	Original aggregate DIC, OID, Wts, CS and BCF	Cumulative amortization of DIC, OID, Wts, CS and BCF	Accrued coupon interest	Repayment by conversion, increase in principal amount, net where appropriate	Balance sheet carrying amount at September 30, 2022 inclusive of accrued interest

July 28, 2020	June 30, 2022[1]	$53,000	8.00%	$(13,000)	$13,000	$8,675	$(16,247)	$45,428
February 17, 2021	June 17, 2022[1]	112,000	10.00%	(112,000)	112,000	11,089	(80,000)	43,089
April 1, 2021	July 31, 2022[1]	112,500	10.00%	(112,500)	112,500	16,890	-	129,390
May 3, 2021	July 31, 2022[1]	150,000	10.00%	(150,000)	150,000	-	(150,000)	-
May 10, 2021	August 10, 2022[1]	150,000	10.00%	(150,000)	150,000	17,953	(13,213)	154,740
June 30, 2021	June 29, 2022[1]	115,000	10.00%	(115,000)	115,000	14,430	-	129,430
August 31, 2021	August 31, 2022	115,000	10.00%	(109,675)	109,675	12,445	-	127,445
October 7, 2021	October 7, 2022	115,000	10.00%	(96,705)	94,850	11,280	-	124,425
December 23, 2021	June 21, 2022[1]	87,000	10.00%	(36,301)	36,301	5,745	25,621	118,366
April 14, 2022	April 14, 2023	27,778	10.00%	(15,936)	7,379	1,286	-	20,507
August 22, 2022	May 31, 2023	66,667	10.00%	(6,667)	712	713	-	61,425
August 22, 2022	May 31, 2023	22,222	10.00%	(2,222)	237	237	-	20,474
August 22, 2022	May 31, 2023	16,667	10.00%	(1,667)	178	178	-	15,356

Total		$1,142,834		$(921,673)	$901,832	$100,921	$(233,839)	$990,075

In addition to what appears in the table above, there is outstanding accrued interest of $2,747 from a prior floating rate convertible note that has not been paid in cash or by conversion as of September 30, 2022.

As a result of the MFN triggering events that occurred on September 7, 2021, August 31, 2021, April 14, 2022 and August 22, 2022 an additional 114,380,476 shares of Common Stock would be issued upon conversion between $0.0015 and $0.01 per share of Common Stock of convertible notes and an additional 164,069,735 shares of Common Stock would be issued upon exercise of warrants with an exercise price between $0.0015 and $0.01 per share of Common Stock, Those triggering events reduced the conversion and exercise prices of certain convertible notes and warrants respectively, from $0.02 per share to $0.01 and then to $0.0015 per share and adjusted the number of warrants associated with certain convertible notes from less than 100% warrant coverage to 100% coverage.

On December 31, 2018 and January 2, 2019, the Company issued convertible notes to a single investor totaling $35,000 of maturity amount with accrued interest of $15,459 as of September 30, 2022. The number of shares of common stock (or preferred stock) into which these notes may convert is not determinable. The warrants to purchase 19,000 shares of common stock issued in connection with the sale of these notes and other convertible notes issued December 2018 and March 2019 are exercisable at a fixed price of $15.00 per share of common stock, provide no right to receive a cash payment, and included no reset rights or other protections based on subsequent equity transactions, equity-linked transactions or other events and expire on December 30, 2023.

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

The remaining outstanding Original Convertible Notes (including those for which default notices have been received) consist of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Principal amount of notes payable	$75,000	$75,000
Accrued interest payable	95,068	80,961
	$170,068	$155,961

As of September 30, 2022, principal and accrued interest on the Original Convertible Note that is subject to a default notice accrues annual interest at 12% instead of 10%, totaled $61,160, of which $36,160 was accrued interest. As of December 31, 2021, principal and accrued interest on Original Convertible Notes subject to default notices totaled $57,084 of which $32,085 was accrued interest.

As of September 30, 2022 all of the outstanding Original Convertible Notes, inclusive of accrued interest, were convertible into an aggregate of 1,481 shares of the Company’s common stock at a conversion price of approximately $114 per share of Common Stock. Such Original Convertible Notes will continue to accrue interest until exchanged, paid or otherwise discharged. There can be no assurance that any of the additional holders of the remaining Original Convertible Notes will exchange their Original Convertible Notes.

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars as of that date) from and executed a secured note payable to SY Corporation Co., Ltd., (“SY Corporation”). The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At September 30, 2013 and subsequently, the promissory note was outstanding and in default, although SY Corporation has not issued a notice of default or a demand for repayment. Management believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the nine-months ended September 30, 2022, there were no further communications between the Company and SY Corporation.

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

The note payable to SY Corporation consists of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	495,238	459,358
Foreign currency transaction adjustment	(172,364)	(22,028)
	$722,648	$837,104

Interest expense with respect to this promissory note was $12,092 and 35,881 for the three-months and nine-months ended September 30, 2022 and for the three-months and six-months ended September 30, 2021, respectively.

Notes Payable to Officers and Former Officers

For the three-months and nine-months ended September 30, 2022, $3,412 and $10,123 was charged to interest expense and $12,289 of accrued interest prior to January 1, 2022, not previously added to principal, was added to principal, and for the three-months and nine-months ended September 30, 2021, 3,096 and 9,193 was charged to interest expense and $46,717 of accrued interest prior to January 1, 2021 was capitalized to principal, with respect to Dr. Arnold S. Lippa’s notes, respectively.

In addition, Dr. Lippa periodically makes advances to the Company which are re-payable upon demand, do not accrue interest and are included in the total of notes payable to Officers. As of September 30, 2022, such advances totaled $217,945.

For the three-months and nine-months ended September 30, 2022 $5,172 and $15,349was charged to interest expense and $18,657 of accrued interest prior to January 1, 2022, not previously added to principal, was added to principal, and for the three-months and nine-months ended September 30, 2021 $4,702 and $13,954, respectively, was charged to interest expense and $58,965 of accrued interest prior to January 1, 2021, not previously capitalized, was capitalized to principal, with respect to former executive officer, Dr. James S. Manuso’s notes.

Other Short-Term Notes Payable

Other short-term notes payable at September 30, 2022 and December 31, 2021 consisted of premium financing agreements with respect to various insurance policies. At September 30, 2022, a premium financing agreement was payable in the initial amount of $85,457 (after payment of a deposit of $21,364), with interest at 11% per annum, in nine monthly installments of $9,971. In addition, there is $4,214 of short-term financing of office and clinical trials insurance premiums. At September 30, 2022 and December 31, 2021, the aggregate amount of the short-term notes payable was $35,345 and $15,185 respectively.

5. Settlement and Payment Agreements

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

On April 29, 2021, RespireRx agreed to a payment and settlement agreement with the University of California Innovation and Entrepreneurship with respect to accounts payable in an amount that was not in dispute and is reflected in accounts payable and accrued expenses in the Company’s condensed consolidated financial statements as of June 30, 2022. The total amount due is $234,657. The agreed payment schedule is for the Company to pay $10,000 on each of July 1, 2021, September 1, 2021, November 1, 2021, January 1, 2022 and March 31, 2022. If RespireRx paid an aggregate of $175,000 on or before March 31, 2022, the amounts would have been considered paid in full with no further amounts due. RespireRx has not made any payments after the September, 2021 payment. According to the terms of the agreement, if an aggregate of $175,000 was not paid by March 31, 2022, the remaining unpaid amount up to an aggregate of the original amount of $234,657 would be due and payable. Payment was not made and the original amount of $234,657 was been recorded in accounts payable at September 30, 2022.

On February 21, 2020, Sharp Clinical Services, Inc. (“Sharp”), a vendor of the Company, filed a complaint against the Company in the Superior Court of New Jersey Law Division, Bergen County related to a December 16, 2019 demand for payment of past due invoices inclusive of late fees totaling $103,890. On May 29, 2020, a default was entered against the Company, and on September 4, 2020, a final judgment was entered against the Company in the amount of $104,217. On March 3, 2021, we executed a settlement agreement with Sharp (the “Sharp Settlement Agreement”), and on March 9, 2021, Sharp requested of the Bergen (NJ) County Sheriff, the return of the Writ of Execution which resulted in a release of the lien in favor of Sharp. The Sharp Settlement Agreement calls for a payment schedule of ten $10,000 payments due on April 1, 2021 and every other month thereafter, and permitted early settlement at $75,000 if the Company had paid Sharp that lower total by August 1, 2021. The Company did not pay Sharp that lower amount by that date. The Company has recorded a liability to Sharp of $53,568 as of September 30, 2022 after payments totaling $30,000 pursuant to the Sharp Settlement Agreement. The Company has not made the October 1, 2021, December 1, 2021, February 1, 2022, April 1, 2022, June 1, 2022 and August 1, 2022 payments that were due. On March 3, 2022, Company’s then counsel received a default notice from counsel to Sharp with respect to the Sharp Settlement Agreement, which stated that Sharp may exercise its remedies. Company’s then counsel communicated with counsel to Sharp. On March 28, 2022, one of the Company’s bank accounts was debited for the benefit of Sharp $415 inclusive of fees about which the Company is seeking additional information but which the Company believes indicates that either a new Writ of Execution was established or the original writ was re-established.

By letter dated February 5, 2016, the Company received a demand from a law firm representing Salamandra, LLC (“Salamandra”) alleging an amount due and owing for unpaid services rendered. On January 18, 2017, following an arbitration proceeding, an arbitrator awarded Salamandra the full amount sought in arbitration of $146,082. Additionally, the arbitrator granted Salamandra attorneys’ fees and costs of $47,937. All such amounts have been accrued as of September 30, 2022, including accrued interest at 4.5% annually from February 26, 2018, the date of the judgment, through September 30, 2022, totaling $37,609. The Company had previously entered into a settlement agreement with Salamandra that is no longer in effect. The Company has approached Salamandra seeking to negotiate a new settlement agreement. A lien with respect to the amounts owed is in effect.

On February 23, 2021 our bank received two New Jersey Superior Court Levies totaling $320,911 related to amounts owed to two vendors (Sharp and Salamandra as defined above) which amounts were not in dispute, debited our accounts and restricted access to those accounts. Our accounts were debited for $1,559 on February 23, 2021 which represented all of the cash in our accounts on that date.

On September 14, 2021, the Company and DNA Healthlink, Inc. (“DNA Healthlink”) entered into a settlement agreement (the “ DNA Healthlink Settlement Agreement”) regarding $410,000 in unpaid accounts payable owed by the Company to DNA Healthlink (the “DNA Healthlink Settlement Amount”) for services provided by DNA Healthlink to the Company pursuant to an agreement by and between the Company and DNA Healthlink dated October 15, 2014. Under the terms of the DNA Healthlink Settlement Agreement, the Company is obligated to pay to DNA Healthlink the full DNA Healthlink Settlement Amount as follows: twelve monthly payments of $8,000 each commencing on November 15, 2021, followed by twelve monthly payments of $10,000 each commencing on November 15, 2022, followed by twelve monthly payments of $15,000 each commencing on November 15, 2023, followed by one final payment of $14,000 on November 15, 2024. If, prior to March 14, 2023, the Company receives one or more upfront license fee payments or any other similar fee or fees from one or more strategic partners that aggregate at least fifteen million dollars ($15,000,000) (“Upfront Fees”), then the full DNA Healthlink Settlement Amount, less any amounts previously paid, will be accelerated and become due and payable in full within ninety (90) days of receipt of any Upfront Fees. As a result of the DNA Healthlink Settlement Agreement, the Company recorded a gain with respect to vendor settlements of $62,548 for the fiscal year ended December 31, 2021. The Company made payments of $8,000 in November 2021 and December 2021, but has not made payments in January through September 2022.

An annual obligation payable to the University of Illinois of $100,000 that was originally due on December 31, 2021 pursuant to the 2014 License Agreement was extended to an indefinite future date while discussions to amend the obligation are taking place.

By email dated July 21, 2016, the Company received a demand from an investment banking consulting firm that represented the Company in 2012 in conjunction with the Pier transaction alleging that $225,000 is due and payable for investment banking services rendered. Such amount has been included in accrued expenses at September 30, 2022 and December 31, 2021.

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s consolidated financial statements as of September 30, 2022 and December 31, 2021 with respect to such matters, including, specifically, the matters noted above. The Company intends to vigorously defend itself if any of the matters described above results in the filing of a lawsuit or formal claim.

6. Stockholders’ Deficiency

Preferred Stock

RespireRx has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. As of September 30, 2022 and December 31, 2021, 37,500 shares were designated as Series B Convertible Preferred Stock (non-voting, “Series B Preferred Stock”).

Series B Preferred Stock outstanding as of September 30, 2022 and December 31, 2021 consisted of 37,500 shares issued in a May 1991 private placement. The shares of Series B Preferred Stock are convertible into 1 share of common stock. RespireRx may redeem the Series B Preferred Stock for $25,001 at any time upon 30 days prior notice.

Although other series of preferred stock have been designated, no other shares of preferred stock are outstanding. As of September 30, 2022 and December 31, 2021, 3,504,424 shares of preferred stock were undesignated and may be issued with such rights and powers as the Board of Directors may designate.

Common Stock

RespireRx has authorized 2,000,000,000 (2 billion) shares of Common Stock, par value $0.001 (“Common Stock”). There are 119,594,276 shares of the Company’s Common Stock outstanding as of September 30, 2022. After reserving for conversions of convertible debt and convertible preferred stock, as well as exercises of common stock purchase options (granted and available for grant within the 2014 and 2015 stock and stock option plans) and warrants and the issuance of Pier contingent shares and before accounting for incremental contract excess reserves, there were 1,263,560,146 shares of the Company’s Common Stock available for future issuances as of September 30, 2022. After accounting for incremental excess reserves contractually required by the various convertible notes and certain warrants, there were 662,519,452 shares of common stock available for future issuances as of September 30, 2022. No warrants or options were exercised after September 30, 2022. Options to purchase 105,336 shares of Common Stock expired during the nine-month period ended September 30, 2022 and such shares were added back to the shares of common stock available for issuance from the 2015 Plan.

Common Stock Warrants

A summary of warrant activity for the nine-months ended September 30, 2022 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Warrants outstanding at December 31, 2021	59,420,298	$0.0718	3.3300
Issued or repriced as a result of most favored nation provisions	187,927,001	0.0022	3.7392
Expired	(2,317,150)	(0.5121)	-
Warrants outstanding and exercisable at September 30, 2022	245,030,149	$0.0130	3.6753

The exercise prices of common stock warrants outstanding and exercisable are as follows at September 30, 2022:

Exercise Price	Warrants Outstanding (Shares)	Warrants Exercisable (Shares)	Expiration Date
$0.0015	171,852,001	171,852,001	August 31, 2026-April 14, 2027
$0.0100	46,450,000	46,450,000	September 30, 2023-April 14, 2027
$0.0200	927,273	927,273	September 30, 2023
$0.03890	208,227	208,227	May 10, 2026
$0.0470	172,341	172,341	May 3, 2026
$0.0700	25,377,426	25,377,426	September 30, 2023
$15.0000 -15.7500	42,881	42,881	September 29, 2022-December 30, 2023
	245,030,149	245,030,149

Based on a value of $0.0088 per share on September 30, 2022, there were 171,852,001 exercisable in-the-money common stock warrants as of September 30, 2022.

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

Stock Options

On March 18, 2014, the stockholders of RespireRx holding a majority of the votes to be cast on the issue approved the adoption of RespireRx’s 2014 Equity, Equity-Linked and Equity Derivative Incentive Plan (the “2014 Plan”), which had been previously adopted by the Board of Directors, subject to stockholder approval. The Plan permits the grant of options and restricted stock in addition to stock appreciation rights and phantom stock, to directors, officers, employees, consultants and other service providers of the Company. As of September 30, 2022, there are 6,325 shares available in the 2014 Plan.

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

A summary of stock option activity for the nine-months ended September 30, 2022 is presented below.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)
Options outstanding at December 31, 2021	9,306,368	$1.09	3.95
Expired	(105,336)	44.80	-
Options outstanding and exercisable at September 30, 2022	9,201,032	$0.59	3.24

The exercise prices of common stock options outstanding and exercisable were as follows at September 30, 2022:

Exercise Price	Options Outstanding (Shares)	Options Exercisable (Shares)	Expiration Date
$0.0190	2,194,444	2,194,444	December 31, 2026
$0.0540	1,700,000	1,700,000	September 30, 2025
$0.072	5,050,000	5,050,000	July 31, 2025
$7.00-$159.25	256,588	256,588	December 7, 2022 - December 9, 2027
	9,201,032	9,201,032

There was no deferred compensation expense for the outstanding and unvested stock options at September 30, 2022.

Based on a fair value of $0.0088 per share on September 30, 2022, there were no exercisable in-the-money common stock options as of September 30, 2022.

Reserved and Unreserved Shares of Common Stock

As of September 30, 2022, there are 2,000,000,000 shares of Common Stock, par value $0.001 authorized, of which 119,594,276 are issued and outstanding. As of September 30, 2022, there are outstanding options to purchase 9,201,032 shares of Common Stock and 6,325 and 13,668,434 shares available for issuance under the 2014 Plan and 2015 Plan respectively. There are 649 Pier contingent shares of Common Stock that may be issued under certain circumstances. As of September 30, 2022, there are 348,938,989 issuable upon conversion of convertible notes. As of September 30, 2022, there are 245,030,149 shares that may be issued upon exercise of outstanding warrants. As of September 30, 2022, the Series B Preferred Stock may convert into 1 share of Common Stock. Therefore, the Company is reserving 616,845,578 shares of Common Stock for future issuances with respect to conversions and exercises as well as for the Pier contingent shares. In addition, certain convertible notes and related warrants impose an additional contractual reserve requirement, above the number of shares into which such convertible notes and related warrants may convert or exercise respectively. Although the Company does not anticipate having to issue such shares, such incremental additional contractual reserves total an additional 601,040,694 shares of Common Stock.

7. Related Party Transactions

Dr. Arnold S. Lippa and Jeff E. Margolis, officers and directors of RespireRx since March 22, 2013, have indirect ownership and managing membership interests in Aurora Capital LLC (“Aurora”) through interests held in its members, and Jeff. E. Margolis is also an officer of Aurora. Aurora, was a boutique investment banking firm specializing in the life sciences sector that ceased its securities related activities in April 2021 and withdraw its membership with FINRA and its registration with the SEC in July 2021. Although Aurora has not provided services to RespireRx during the nine-months ended September 30, 2022 or the fiscal year ended December 31, 2021, Aurora had previously provided services to the Company and there remains $96,000 owed to Aurora by RespireRx which amount is included in accounts payable and accrued expenses as of September 30, 2022.

A description of advances and notes payable to officers is provided at Note 4. Notes Payable.

8. Commitments and Contingencies

Pending or Threatened Legal Action and Claims

The Company is periodically the subject of various pending and threatened legal actions and claims. In the opinion of management of the Company, adequate provision has been made in the Company’s condensed consolidated financial statements as of September 30, 2022 and December 31, 2021 with respect to such matters. See Note 5. Settlement and Payment Agreements for additional items and details.

Significant Agreements and Contracts

Consulting Agreements

Richard Purcell, the Company’s Senior Vice President of Research and Development since October 15, 2014, has provided his services to the Company on an at will and month-to-month basis. Since agreeing to a payment and settlement agreement, the Company has contracted for his services on a prepaid hourly basis at a rate of $250 per hour, through his consulting firm, DNA Healthlink, Inc. See Note 5. Payment and Settlement Agreements for a description of the current payment terms. During the nine-months ended September 30, 2022 Mr. Purcell did not provide any services to the Company.

The Company entered into a consulting contract with David Dickason effective September 15, 2020 pursuant to which Mr. Dickason was appointed to and serves as the Company’s Senior Vice President of Pre-Clinical Product Development on an at-will basis at the rate of $250 per hour. During the nine-months ended September 30, 2022 Mr. Dickason did not provide any services to the Company.

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

	Contract year ending
	September 30, 2023
	Twelve months
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

University of Wisconsin-Milwaukee Outreach Services Agreement

On July 12, 2021, the Company and the Board of Regents of the University of Wisconsin System on behalf of the University of Wisconsin-Milwaukee (“UWM”) entered into an Outreach Services Agreement pursuant to which UWM agreed to provide, among other molecules, multiple milligram to gram quantities of KRM-II-81 (GABAkine) and the Company agreed to pay UWM an annual sum of $75,000 payable in three installments of $25,000 each beginning October 12, 2021, which amount was timely paid, and on a quarterly basis thereafter. The payments that were due on January 12, 2022 and April 12, 2022 have not yet been paid. The agreement terminated on June 30, 2022. Amounts due on January 12, 2022 and April 12, 2022 are recorded in accounts payable as of September 30, 2022.

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

During the nine-months and three-months ended September 30, 2022 and 2021, the Company recorded charges to operations of $75,000 and $25,000, respectively representing the allocated portion of the annual minimum royalty, which is included in research and development expenses in the Company’s condensed consolidated statement of operations for the nine-months and three-months ended September 30, 2022 and 2021, respectively. The Company did not pay the amount due on December 31, 2021 for which the Company was granted an extension until May 31, 2022 and then a further extension to an indefinite future date while discussions to amend the obligation are taking place.

Summary of Principal Cash Obligations and Commitments

The following table sets forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2022, aggregating $1,166,385. License agreement amounts included in the 2022 column represent amounts contractually due from October 1, 2022 through December 31, 2022 (three months) and in each of the subsequent years, represents the full year. Employment agreement amounts included in the 2022 column represent amounts contractually due from July 1, 2022 through September 30, 2022 (three months) when such contracts expire unless extended pursuant to the terms of the contracts. Amounts with respect to these contracts that are already recorded in accounts payable and accrued expenses as of September 30, 2022 have not been included in the table below.

		Payments Due By Year
	Total	2022	2023	2024	2025	2026
License agreements	$505,185	$25,000	$125,093	$125,092	$115,000	$115,000
Employment agreements (1)	661,200	165,300	495,900	-	-	-
Total	$1,166,385	$190,300	$620,993	$125,092	$115,000	$115,0000

(1)	The payment of certain of such amounts has been deferred indefinitely, as described above in “Employment Agreements”.

9. Subsequent Events

Entry into Letter of Intent

On November 14, 2022, the Company entered into a letter of intent (“LOI”) with an Australia headquartered clinical research organization (CRO”).

The LOI calls for a target execution date for a definitive contract that is 30 days from the date of the LOI, at which time RespireRx will be required to make a US$50,000 deposit to be applied to the final studies budget and credited against the first invoice under the definitive contract. Under the definitive documents, the CRO is expected to provide full service CRO services, including regulatory, compliance, GMP (good manufacturing practices) manufacturing services in addition to human pharmacokinetic and pivotal human efficacy and safety studies of dronabinol for the treatment of obstructive sleep apnea.

Entry into Payment Settlement Agreements

Effective October 19, 2022, the Company and one of its vendors involved in shareholder related activities, entered into a payment settlement agreement pursuant to which the Company and this vendor agreed that the Company owed $17,465 to such vendor and the Company agreed to make payments of $1,500 per month from November 15, 2022 through September 15, 2023 and a final payment of $965 on October 15, 2023.

Effective November 10, 2022, the Company and one of its vendors involved in digital media communications entered into a payment settlement agreement pursuant to which the Company and this vendor agreed that the total amount owed as of October 31, 2022 was $29,322 and that $1,991 is to paid by November 30, 2022, $6,000 is to be paid by December 31, 2022, $7,000 by March 31, 2023, an additional $7,000 by June 30, 2023 and $7,331 by September 30, 2023.

Reinstatement of Services by American Stock Transfer & Trust Company LLC, a/k/a AST Financial

On August 2, 2022, the Company’s transfer agent, American Stock Transfer & Trust Company LLC, a/k/a AST Financial (“AST”) informed the Company that services had been suspended until AST receives payment of outstanding invoices. As of November 4, 2022, the Company and AST agreed to a payment schedule pursuant to which the Company has agreed to remit, with respect to arrears through December 31, 2022 at the rate of $3,500 per month beginning in January 2023 for eleven months with a final payment in month twelve representing the remaining arrears amount due. In addition, the Company has agreed to remit timely payment against invoices for current services beginning with the January 2023 invoice in addition to the payment applied against the arrears. AST has agreed to reinstate services. The Company has also agreed to provide payment confirmation commencing on January 14, 2023 and with each payment thereafter. The Company and AST further agreed that any deviation from the payment schedule described above will automatically generate a termination letter by AST to the Company.

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

Overview

The mission of the Company is to develop innovative and revolutionary treatments to combat disorders caused by disruption of neuronal signaling. We are developing treatment options that address OSA, ADHD, epilepsy, acute and chronic pain, including inflammatory and neuropathic pain, and recovery from SCI, which are conditions that affect millions of people but for which there are limited or poor treatment options. We are also considering developing treatment options for other conditions based on results of preclinical and clinical studies to date.

RespireRx is developing a pipeline of new drug products supported by our broad patent portfolios across two distinct drug platforms:

(i)	ResolutionRx, our pharmaceutical cannabinoids platform, is developing compounds that target the body’s endocannabinoid system, and in particular, the re-purposing of dronabinol, an endocannabinoid CB1 and CB2 receptor agonist, for the treatment of OSA. Dronabinol is already approved by the FDA for other indications.

(ii)	EndeavourRx, our neuromodulators platform, is made up of two programs: (a) our AMPAkines program, which is developing proprietary compounds that act as PAMs of AMPA-type glutamate receptors to promote neuronal function and (b) our GABAkines program, which is developing proprietary compounds that act as PAMs of GABAA receptors, and which was established pursuant to our entry into a patent license agreement (the “UWMRF Patent License Agreement”) with the University of Wisconsin-Milwaukee Research Foundation, Inc., an affiliate of the University of Wisconsin-Milwaukee (“UWMRF”).

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

Financing our Platforms

Our major challenge has been to raise substantial equity or equity-linked financing to support research and development plans for our cannabinoid and neuromodulator platforms, while minimizing the dilutive effect to pre-existing stockholders. At present, we believe that we are hindered primarily by our public corporate structure, our OTC Pink Markets listing, and low market capitalization as a result of our low stock price, as well as the weakness of our balance sheet.

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

The Company filed a Form 1-A which included an offering circular that was qualified by The Securities and Exchange Commission on December 13, 2021 and subsequently amended. The offering is of the Company’s common stock and is up to $7.5 million at $0.02 per share and allows for multiple closings until October 31, 2023 unless earlier terminated by the Company. As of September 30, 2022, no closings had taken place, the Company’s stock price had been below the offering price and given that our stock price is substantially below the offering price, it would be unlikely that this particular offering will provide significant, if any, new funds.

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

Outreach Services Agreement with the Board of Regents of the University of Wisconsin System

On July 12, 2021, the Board of Regents of the University of Wisconsin System on behalf of the University of Wisconsin Milwaukee (“UWM”) and RespireRx entered into an agreement pursuant to which UWM agreed to provide multiple milligram to gram quantities of KRM-II-81 and its salts. In addition, UWM is to supply KRM-II-81 to RespireRx within three months of the effective date. RespireRx agreed to pay $75,000 in three installments of $25,000 each beginning on October 12, 2021 and on a quarterly basis thereafter within thirty (30) days receipt of invoice. The payments that were due on January 12, 2022 and April 12, 2022 have not yet been paid. The agreement terminated on June 30, 2022. Amounts due on January 12, 2022 and April 12, 2022 are recorded in accounts payable as of September 30, 2022.

Sharp Settlement Agreement and related Complaint

See Note 5. Settlement and Payment Agreements for detailed information about the status of the Sharp Settlement Agreement. All amounts owed have been recorded on the Company’s balance sheet as of September 30, 2022.

Salamandra

See Note 5. Settlement and Payment Agreements for detailed information about the status of the Salamandra settlement agreement. All amounts owed have been recorded on the Company’s balance sheet as of September 30, 2022.

University of California Innovation and Entrepreneurship affiliated with the Regents of the University of California

See Note 5. Settlement and Payment Agreements for detailed information about the status of the University of California Innovation and Entrepreneurship payment settlement agreement. All amounts owed have been recorded on the Company’s balance sheet as of September 30, 2022.

DNA Healthink Inc.

See Note 5. Settlement and Payment Agreements to the Company’s condensed consolidated financial statements at September 30, 2022.

Going Concern

See Note 2. Business – Going Concern to our condensed consolidated financial statements at September 30, 2022.

The Company’s regular efforts to raise capital and to evaluate measures to permit sustainability are time-consuming and intensive. Such efforts may not prove successful and may cause distraction, disruption or other adversity that limits the Company’s development program efforts.

Recent Accounting Pronouncements

See Note 2 to the Company’s condensed consolidated financial statements at September 30, 2022.

Management does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Concentration of Risk

See Note 2. Significant Accounting Policies – Concentration of Credit Risk to the Company’s condensed consolidated financial statements at September 30, 2022.

See Note 8. Commitments and Contingencies – University of Illinois 2014 Exclusive License Agreement to the Company’s condensed consolidated financial statements at September 30, 2022.

See Note 8. Commitments and Contingencies – UWMRF Patent License Agreement to the Company’s condensed consolidated financial statements at September 30, 2022.

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

Critical accounting policies and estimates are described in the notes to the Company’s condensed consolidated financial statements and include:

-	Stock-based awards
-	Research and Development Costs
-	License Agreements
-	Patent Costs
-	Convertible Notes

See Critical Accounting Policies and Estimates in our 2021 Form 10-K for a complete description.

Results of Operations

The Company’s consolidated statements of operations as discussed herein are presented below.

	Three-Months Ended		Nine-Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
General and administrative, including related parties	$250,916	$423,558	$958,086	$1,495,103
Research and development, including related parties	138,050	157,751	400,307	550,343
Total operating expenses	388,966	581,309	1,358,393	2,045,446
Loss from operations	(388,966)	(581,309)	(1,358,393)	(2,045,446)
Gain on warrant exchange	-	-	-	1,099
Gain/(Loss) on extinguishment or settlement or modification of debt and other liabilities	(71,161)	62,548	(71,161)	62,548
Interest expense, including related parties	(94,643)	(228,253)	(533,812)	(459,566)
Foreign currency transaction gain (loss)	82,192	38,332	150,337	70,220

Net loss	$(472,578)	$(708,682)	$(1,813,029)	$(2,371,145)
Deemed dividend associated with most favored nation provisions of convertible notes	$(1,271,316)	$(378,042)	$(1,623,054)	$(378,042)
Net loss attributable to common stockholders	$(1,743,894)	$(1,086,724)	$(3,436,083)	$(2,749,187)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares outstanding - basic and diluted	119,264,928	90,396,596	107,816,034	83,757,619

Three-months Ended September 30, 2022 and 2021

Revenues. The Company had no revenues during the three-months ended September 30, 2022 and 2021.

General and Administrative. For the three-months ended September 30, 2022 general and administrative expenses were $250,916, a decrease of $173,042, as compared to $432,558 for the three-months ended September 30, 2021. The decrease in general and administrative expenses for the three-months ended September 30, 2022, as compared to the three-months ended September 30, 2021, is primarily due to a $136,000 reduction in compensation and benefits during the three-months ended September 30, 2022 due to the termination of an executive officer effective January 31, 2022 and a reduction in other administrative payroll. In addition legal expenses for the three-months ended September 30, 2022 were $43,000 less than the three-months ended September 30, 2021 which was the result of the cessation of services by our former legal counsel in 2022 and the incurrence of only nominal expenses with new counsel. Board of Directors fees declined to $0 during the three-months ended September 30,. 2022 from $15,000 during the three-months ended September 30, 2021 as a result of the resignation of an independent director effective July 31, 2022. These were offset by an increase in accounting fees with our contract controller of approximately $17,000 for the three-months ended September 30, 2022 to the three-months ended September 30, 2021The balance of the difference was the net of several smaller increases and decreases.

Research and Development. For the three-months ended September 30, 2022, research and development expenses were $138,050, a decrease of $19,701, as compared to $156,751 for the three-months ended September 30, 2021. The decrease in research and development expenses for the three-months ended September 30, 2022, as compared to the three-months ended September 30, 2021, is primarily a decrease in research contracts for the manufacture of research materials of $25,000 and a share-based compensation of $0 in the current period as compared to $2,500 in the prior comparable period and the termination of a no-longer-necessary insurance policy resulting in savings of approximately $1,900. This was offset by an increase in utilization of consultants of approximately $9,700.

Interest Expense. During the three-months ended September 30, 2022, interest expense was $94,643 as compared to $228,253 for the three-months ended September 30, 2021. The decrease of $133,610 is primarily the result of the completion amortization to interest expense of debt discounts and capitalized note costs associated with convertible debt during the three-months ended September 30, 2021and the lower amortization of such debt discounts during the three-months ended September 30, 2022.

Foreign Currency Transaction (Loss) Gain. Foreign currency transaction gain was $82,192 for the three-months ended September 30, 2022, as compared to a foreign currency transaction gain of $38,332 for the three-months ended September 30, 2021. The foreign currency transaction (loss) gain relates to the $399,774 loan from SY Corporation, made in June 2012, which is denominated in the South Korean Won.

Net Loss. For the three-months ended September 30, 2022, the net loss was $472,578, compared to $708,682 for the three-months ended September 30, 2021.

Net Loss Attributable to Common Stockholders. For the three-months ended September 30, 2022, the Company incurred a net loss attributable to common stockholders of $1,743,894 as compared to a net loss attributable to common stockholders of $1,086,724 for the three-months ended September 30, 2021.

Nine-months Ended September 30, 2022 and 2021

Revenues. The Company had no revenues during the nine-months ended September 30, 2022 and 2021.

General and Administrative. For the nine-months ended September 30, 2022, general and administrative expenses were $958,086, a decrease of $537,017, as compared to $1,495,103 for the nine-months ended September 30, 2021. The decrease in general and administrative expenses is primarily due to the fact that the Company did not incur compensation and related benefits expenses with respect to a former executive officer effective January 31, 2022 resulting in a decrease in compensation and benefits expenses of $514,486. There was also a decrease of $15,000 with respect to Board of Directors fees as one independent director resigned as of July 31, 2022. General legal expenses decreased by $166,861 as a result of the cessation of services by our former legal counsel in 2022 and the incurrence of expenses with new counsel. There was no share-based compensation during the nine-months ended September 30, 2022 as compared to $28,000 during the comparable prior year period. In addition, there was a decrease of $30,286 in transfer agent, various SEC and OTC market and related expenses. These decreases were offset by an increase in expenses of $177,883 due to the write-off of deferred financing costs during the nine-months ended September 30, 2022 as compared to no write-off during the nine-months ended September 30, 2021. There was also an increase of $16,991 in investor relations fees, $8,333 with respect to various insurance premiums as well as smaller increases and decreases in other expense categories.

Research and Development. For the nine-months ended September 30, 2022, research and development expenses were $400,307, a decrease of $150,036, as compared to $550,343 for the nine-months ended September 30, 2021. The decrease in research and development expenses for the nine-months ended September 30, 2022, as compared to the nine-months ended Septembr 30, 2021, is primarily due to the decrease in utilization of research and development consultants resulting in a decrease of $97,315. There was $0 in share-based compensation expense during the nine-month period ending September 30, 2022 resulting in a decrease of $26,250 in share-based compensation expenses. The completion of the initial phase of the new formulation research resulted in no expenses in the current period as compared to $21,562 in the prior comparable period with respect to new product formulation development.

Interest Expense. During the nine-months ended September 30, 2022, interest expense was $533,812 as compared to $459,566 for the nine-months ended September 30, 2021. The increase of $73,946 is primarily the result of increased debt balances and the amortization to interest expense of debt discounts and capitalized note costs associated with respect to new convertible debt.

Foreign Currency Transaction (Loss) Gain. Foreign currency transaction gain was $150,337 for the nine-months ended September 30, 2022, as compared to a foreign currency transaction gain of $70,220 for the nine-months ended September 30, 2021. The foreign currency transaction gains relate to the $399,774 loan from SY Corporation, made in June 2012, which is denominated in the South Korean Won.

Net Loss. For the nine-months ended September 30, 2022, the net loss was $1,813,029, compared to $2,371,145 for the nine-months ended September 30, 2021.

Net Loss Attributable to Common Stockholders. For the nine-months ended September 30, 2022, the Company incurred a net loss attributable to common stockholders of $3,436,083 as compared to a net loss attributable to common stockholders of $2,749,187 for the nine-months ended September 30, 2021.

Liquidity and Capital Resources – September 30, 2022

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,813,029 for the nine-months ended September 30, 2022 and $3,144,840 for the fiscal year ended December 31, 2021, and negative operating cash flows of $155,061 for the nine-months ended September 30, 2022 and $956,172 for the fiscal year ended December 31, 2021, had a stockholders’ deficiency of $11,590,629 at September 30, 2022, and expects to continue to incur net losses and negative operating cash flows for at least the next few years. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern, and the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2021, expressed substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2022, the Company had a working capital deficit of $11,386,629.

At September 30, 2022, the Company had cash of $60, as compared to $1,398 at December 31, 2021, reflecting a decrease in cash of $1,338 for the nine-months ended September 30, 2022.

The limited cash of $120,000 raised in financings with unaffiliated parties and all amounts raise from officers during the nine-months ended September 30, 2022 were utilized for working capital. The financings completed during fiscal year ended December 31, 2021 were utilized to pay general and administrative and research and development expenses or the related accounts payable, including, but not limited to, payments to our licensors, our independent registered public accounting firm, our patent and intellectual property law firm and for other patent and intellectual property services, our transfer agent, our financial printer and limited cash payments of compensation. Cash was also utilized, among other purposes, to make payments pursuant to directors and officers insurance and other insurance financings.

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

The Company is continuing its efforts to raise additional capital in order to be able to pay its liabilities and fund its business activities on a going forward basis, including the pursuit of the Company’s planned research and development activities. The Company filed a Form 1-A which included an offering circular that was qualified by The Securities and Exchange Commission on December 13, 2021 and subsequently amended. The offering is of the Company’s common stock and is up to $7.5 million at $0.02 per share and allows for multiple closings until October 31, 2023 unless earlier terminated by the Company. As of September 30, 2022, no closings had taken place, the Company’s stock price had been below the offering price and given that our stock price is substantially below the offering price, it would be unlikely that this particular offering will provide significant, if any, new funds. Accordingly, we wrote-off the deferred financing costs related to the Reg A Offering during the nine-months ended September 30, 2022. The Company regularly evaluates various other measures to satisfy the Company’s liquidity needs, including development and other agreements with collaborative partners and, when necessary, seeking to exchange or restructure the Company’s outstanding securities. The Company is evaluating certain changes to its operations and structure to facilitating raising capital from sources that may be interested in financing only discrete aspects of the Company’s development programs. Such changes could include a significant reorganization, which may include the formation of one or more subsidiaries into which one or more programs may be contributed. As a result of the Company’s current financial situation, the Company has limited access to external sources of debt and equity financing. Accordingly, there can be no assurances that the Company will be able to secure additional financing in the amounts necessary to fully fund its operating and debt service requirements. To achieve these goals, the Company has determined that some or all of development programs should be licensed, sub-licensed, joint ventured or even sold and has initiated efforts to do so.

If the Company is unable to access sufficient cash resources, the Company may be forced to discontinue its operations entirely and liquidate.

Effective August 22, 2022, the Company and three investors entered into three separate Securities Purchase Agreements and the Company issued to those three investors, three separate convertible notes in the aggregate amount of $105,556 and subject to original issue discount of $10,556. The Company is received $95,000 upon closing. The notes carry interest at 10% per annum which interest is guaranteed during the term of the note which matures on May 31, 2023. The notes inclusive of accrued interest are repayable in full at maturity or may be converted at any time until maturity at a conversion price of $0.0015 per share of Common Stock. In addition, the Company and the three investors entered into three separate registration rights agreements similar to those associated with prior convertible notes.

Operating Activities. For the nine-months ended September 30, 2022, operating activities utilized cash of $155,061, as compared to utilizing cash of $800,622 for the nine-months ended September 30, 2021, to support the Company’s ongoing general and administrative expenses as well as its research and development activities.

Financing Activities. For the nine-months ended September 30, 2022, financing activities consisted of $120,000 from the issuance of a four convertible notes and $109,412 of advances from executive officers.

Principal Commitments

Employment Agreements

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – Employment Agreements to our condensed consolidated financial statements at September 30, 2022.

University of Illinois 2014 Exclusive License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts – University of Illinois 2014 Exclusive License Agreement to our condensed consolidated financial statements at September 30, 2022.

UWM Research Foundation Patent License Agreement

See Note 8. Commitments and Contingencies – Significant Agreements and Contracts, UWM Research Foundation Patent License Agreement to our condensed consolidated financial statements at September 30, 2022.

A table setting forth the Company’s principal cash obligations and commitments for the next five fiscal years as of September 30, 2022, aggregating $1,166,385 is set forth in Note 8. Commitments and Contingencies – Summary of Principal Cash Obligations and Commitments to our condensed consolidated financial statements at September 30, 2022.

Off-Balance Sheet Arrangements

At September 30, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

(b) Changes in Internal Controls over Financial Reporting

The Company’s management, consisting of its principal executive officer and principal financial officer, has determined that no change in the Company’s internal control over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) occurred during or subsequent to the end of the period covered in this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Effective July 31, 2022, the Company’s one independent member of the Board of Directors resigned and therefore there is no independent oversight of management.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are periodically subject to various pending and threatened legal actions and claims. See Note 8. Commitments and Contingencies – Pending or Threatened Legal Actions and Claims to our condensed consolidated financial statements at September 30, 2022 for details regarding these matters.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in the Company’s 2021 Form 10-K. The Risk Factors set forth in the 2021 Form 10-K should be read carefully in connection with evaluating the Company’s business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q as well as our Quarterly Reports on Form 10-Q as of March 31, 2022 and June 30, 2022, filed with the SEC on May 23, 2022 and August 22, 2022, respectively. Any of the risks described in the 2021 Form 10-K could materially adversely affect the Company’s business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks that the Company faces. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the nine-months ended September 30, 2022 that were not disclosed by the Company on a Current Report on Form 8-K. There were conversions of convertible notes inclusive of accrued interest as disclosed in Note 4. Notes Payable – Convertible Notes Payable and Note 9. – Subsequent Events of our condensed consolidated financial statements at September 30, 2022 and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – September 30, 2022.

Additional information with respect to the transactions described above is provided in the Notes to the Condensed Consolidated Financial Statements for the three-months and nine-months ended September 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Note Payable to SY Corporation Co., Ltd.

On June 25, 2012, the Company borrowed 465,000,000 Won (the currency of South Korea, equivalent to approximately $400,000 United States Dollars) from and executed a secured note payable to SY Corporation, The note accrues simple interest at the rate of 12% per annum and had a maturity date of June 25, 2013. The Company has not made any payments on the promissory note. At June 30, 2013 and subsequently, the promissory note was outstanding and in technical default, although SY Corporation has not issued a notice of default or a demand for repayment. The Company believes that SY Corporation is in default of its obligations under its January 2012 license agreement, as amended, with the Company, but the Company has not yet issued a notice of default. The Company has in the past made several efforts towards a comprehensive resolution of the aforementioned matters involving SY Corporation. During the nine-months ended September 30, 2022, there were no further communications between the Company and SY Corporation.

The note payable to SY Corporation consists of the following at September 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Principal amount of note payable	$399,774	$399,774
Accrued interest payable	495,238	459,358
Foreign currency transaction adjustment	(172,364)	(22,028)
	$722,648	$837,104

Interest expense with respect to this promissory note was $12,092 for the three-months ended September 30, 2022 and 2021 respectively and $35,881 for the nine-months ended September 30, 2022 and 2021.

Default on Convertible Notes Payable

As of September 30, 2022, principal and accrued interest on the Original Convertible Note that is subject to a default notice accrues annual interest at 12% instead of 10%, totaled $61,160, of which $38,062 was accrued interest.

By email confirmation, three convertible note holders agreed to waive certain provisions of their convertible notes and related documents, including but not limited to an extension of maturity dates to February 28, 2023, waiver of MFN provisions with respect to the August 2022 financing, an increase in their maturity amounts and the issuance of certain incentive restricted shares of Common Stock and certain other provisions. One convertible note holder has not agreed to the waivers and incentives, but instead has agreed, as of August 22, 2022, to a three-month standstill.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as part of this report:

Exhibit Number	Description of Document

10.1*	Securities Purchase Agreement template for August 22, 2022 three convertible note financings totaling $105,556 in principal amount and $95,000 of net proceeds, identical in terms except as to dollar amounts and purchaser.

10.2*	Piggy-back Registrations Rights Agreement template for August 22, 2022 three convertible note financings totaling $105,556 in principal amount and $95,000 of net proceeds, identical in terms except as to dollar amounts and purchaser.

10.3*	Promissory Note template for August 22, 2022 three convertible note financings totaling $105,556 in principal amount and $95,000 of net proceeds, identical in terms except as to dollar amounts and purchaser.

31.1*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Officer’s Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Officer’s Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

RESPIRERX PHARMACEUTICALS INC.
(Registrant)

Date: November 17, 2022	By:	/s/ Arnold S. Lippa
Arnold S. Lippa
Interim President, Interim Chief Executive Officer and Chief Scientific Officer

Date: November 17, 2022	By:	/s/ Jeff Eliot Margolis
Jeff Eliot Margolis
Senior Vice President, Chief Financial Officer, Treasurer and Secretary

